Form 10-Q
period 1996-03-31
ALLIANCE IMAGING INC /DE/
filed 1996-05-15
CIK 817135

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                         ------------------------------


                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED:  MARCH 31, 1996

                       COMMISSION FILE NUMBER:  0-16334


                            ALLIANCE IMAGING, INC.
            (Exact name of registrant as specified in its charter)


          DELAWARE                                       33-0239910
(State or other jurisdiction               (IRS Employer Identification Number)
of incorporation  or organization)


                           3111 NORTH TUSTIN AVENUE
                                   SUITE 150
                               ORANGE, CA 92665
                    (Address of principal executive office)

                                (714) 921-5656
              Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   (X)        No   (  )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1996:

                   Common Stock, $.01 par value, 10,857,971.

                            ALLIANCE IMAGING, INC.
                                   FORM 10-Q
                                March 31, 1996

                                     Index

                                                                   Page
                                                                   ----
PART I -  FINANCIAL INFORMATION

Item 1 -  Condensed Financial Statements:

          Condensed Consolidated Balance Sheets -                    3
          March 31, 1996 and December 31, 1995

          Condensed Consolidated Statements of  Income               4
          Three months ended March 31, 1996 and 1995

          Condensed Consolidated Statements of Cash Flows            5
          Three months ended March 31, 1996 and 1995

          Note to Condensed Consolidated Financial Statements        6

Item 2 -  Management's Discussion and Analysis                       7
          of Financial Condition and Results of
          Operations


PART II - OTHER INFORMATION                                         12


SIGNATURES                                                          18

                            ALLIANCE IMAGING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      March 31,        December 31,
                                                        1996               1995
                                                        ----               ----
                   ASSETS                           (Unaudited)

Current assets:
  Cash and short-term investments                   $ 11,920,000       $ 11,128,000
  Accounts receivable, net of allowance
   for doubtful accounts                               6,905,000          5,583,000
  Prepaid expenses                                       514,000            369,000
  Other receivables                                       17,000            109,000
                                                    ------------       ------------
    Total current assets                              19,356,000         17,189,000
                                                    ------------       ------------

Equipment, at cost                                   111,119,000        112,014,000
  Less--Accumulated depreciation                     (48,683,000)       (52,368,000)
                                                    ------------       ------------
                                                      62,436,000         59,646,000
                                                    ------------       ------------

Goodwill                                              23,733,000         23,971,000
Deferred charges                                         329,000            361,000
Deposits and other assets                              2,034,000          2,160,000
                                                    ------------       ------------
    Total assets                                    $107,888,000       $103,327,000
                                                    ------------       ------------
                                                    ------------       ------------

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $  1,027,000       $    692,000
  Accrued compensation and related expenses            2,283,000          2,310,000
  Other accrued liabilities                            5,918,000          5,025,000
  Current portion of long-term debt                   10,679,000          9,948,000
                                                    ------------       ------------
    Total current liabilities                         19,907,000         17,975,000
                                                    ------------       ------------

Long-term debt, net of current portion                67,047,000         65,932,000
Other liabilities                                        721,000            575,000
Deferred income taxes                                    790,000            790,000
                                                    ------------       ------------
Total liabilities                                     88,465,000         85,272,000

Minority interests                                        16,000             21,000

Redeemable preferred stock                            16,663,000         16,430,000

Common stock                                             109,000            108,000
Additional paid-in capital                            31,916,000         31,908,000
Accumulated deficit                                  (29,281,000)       (30,412,000)
                                                    ------------       ------------
    Total liabilities and stockholders' equity      $107,888,000       $103,327,000
                                                    ------------       ------------
                                                    ------------       ------------


See Note to Condensed Consolidated Financial Statements

                            ALLIANCE IMAGING, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                 Three months ended March 31,
                                                      1996           1995
                                                      ----           ----
Revenues                                          $14,685,000    $14,481,000

Costs and expenses:
  Operating expenses, excluding depreciation        7,181,000      7,169,000

    Depreciation expense                            2,866,000      2,992,000

    Selling, general and administrative expenses    1,507,000      1,542,000

    Amortization expense, primarily goodwill          344,000        331,000

    Interest expense, net of interest income        1,185,000      1,254,000
                                                  -----------    -----------
Total costs and expenses                           13,083,000     13,288,000
                                                  -----------    -----------
    Income before income taxes                      1,602,000      1,193,000

Provision for income taxes                            239,000        172,000
                                                  -----------    -----------

    Net income                                      1,363,000      1,021,000

Preferred stock dividends                             233,000        233,000
                                                  -----------    -----------
Income applicable to common stock                 $ 1,130,000    $   788,000
                                                  -----------    -----------
                                                  -----------    -----------

Net income per common share                       $       .10    $       .07
                                                  -----------    -----------
                                                  -----------    -----------

Weighted average common and common equivalent
 shares outstanding                                11,309,000     10,881,000
                                                  -----------    -----------
                                                  -----------    -----------


See Note to Condensed Consolidated Financial Statements

                            ALLIANCE IMAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                          Three months ended March 31,
                                                              1996             1995
                                                              ----             ----
OPERATING ACTIVITIES:
Net income                                                 $ 1,363,000     $ 1,021,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                              3,210,000       3,323,000
  Amortization of deferred financing charges                    32,000          20,000
  Distributions in excess of (undistributed) equity
   in income of investee                                        75,000        (138,000)
  Gain on disposal of equipment                                     --         (30,000)
  Changes in operating assets and liabilities:
    Accounts receivable, net                                (1,322,000)         70,000
    Prepaid expenses                                          (145,000)       (181,000)
    Other receivables                                           92,000         (17,000)
    Other assets                                               (33,000)        (30,000)
    Other liabilities                                          146,000              --
    Accounts payable, accrued compensation and
     other accrued liabilities                               1,201,000      (1,356,000)
                                                           -----------     -----------
Net cash provided by operating activities                    4,619,000       2,682,000

INVESTING ACTIVITIES:
Purchase of contracts and related assets of
 Mobile M.R. Venture, Ltd.                                    (455,000)             --
Equipment purchases                                         (6,200,000)     (1,849,000)
Decrease (Increase) in deposits on equipment                   978,000         (50,000)
Proceeds from disposal of equipment                                 --         270,000
                                                           -----------     -----------
  Net cash used in investing activities                     (5,677,000)     (1,629,000)

FINANCING ACTIVITIES:
Principal payments on long-term debt                        (2,470,000)     (3,493,000)
Proceeds from long-term debt                                 4,316,000       5,994,000
Proceeds from exercise of employee stock options                 9,000              --
Decrease in minority interests in partnership                   (5,000)         (5,000)
                                                           -----------     -----------
  Net cash provided by financing activities                  1,850,000       2,496,000
                                                           -----------     -----------

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS                792,000       3,549,000

CASH AND SHORT-TERM INVESTMENTS,
 BEGINNING OF PERIOD                                        11,128,000       2,478,000
                                                           -----------     -----------

CASH AND SHORT-TERM INVESTMENTS, END
 OF PERIOD                                                 $11,920,000     $ 6,027,000
                                                           -----------     -----------
                                                           -----------     -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Interest paid                                            $ 1,280,000     $ 1,268,000
  Income taxes paid                                             38,000         135,000


See Note to Condensed Consolidated Financial Statements

                            Alliance Imaging, Inc.
                        Note to Condensed Consolidated
                             Financial Statements


                                March 31, 1996
                                  (Unaudited)



BASIS OF PREPARATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the Company) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     The earnings per common share for the three month period ended March 31, 1996 calculation is based upon average common and common equivalent shares outstanding during the period, and reflects preferred dividend requirements totaling $233,000. Common equivalent shares include vested stock options with an exercise price lower than current market value.

     The provision for income taxes for the three months ended March 31, 1996 is less than the statutory federal rate due to utilization of certain net operating loss carryforwards during the period.

                            Alliance Imaging, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


GENERAL

     The Company's financial performance depends substantially upon the scan volume of its magnetic resonance imaging (MRI) systems. Revenues are generally derived from one to eight year contracts with health care providers.
 Since a majority of the Company's expenses are fixed, increased revenues as a result of higher scan volumes significantly improve the Company's profitability. Conversely, lower scan volumes result in lower profitability.

     Among other things, the Company is subject to the risk that customers will cease using the Company's MRI services upon expiration of contracts to purchase or lease their own MRI systems. In the past, when this has occurred, the Company has generally been able to obtain replacement customers. However, it is not always possible to immediately obtain replacement customers, and some replacement customers have been smaller facilities and have had lower scan volumes.

     The health care industry is highly regulated and very competitive. The current health care environment is characterized by increasing cost containment pressures which management believes have resulted in decreasing revenues per scan. The Company expects pricing levels to continue to decline moderately in the immediate future. However, in many cases higher scan volumes associated with new customer contracts justify lower scan prices and such contracts do not adversely impact the Company's revenues and profitability. Although the Company experienced increased scan volumes in 1995 and 1996, it has also had periods of declining volumes in prior years, and there can be no assurance that the recent positive trends will continue.

     In response to these operating challenges, the Company has implemented numerous cost containment and efficiency measures to reduce operating, payroll and selling, general and administrative costs. It has also refocused and expanded its sales and marketing efforts and embarked on a major MRI fleet upgrade program. Additionally, the Company continues to evaluate the profitability of certain existing customer relationships with a view toward eliminating unprofitable accounts and redeploying or otherwise disposing of certain equipment.

     The Company intends to continue its ongoing equipment trade-in and upgrade program which has substantially improved the marketability and productivity of its MRI and computed axial tomography (CT) systems. The Company intends to either trade-in older, less marketable MRI systems in connection with new system purchases, or to upgrade them with new computers, software and coils to enable its MRI fleet to remain competitive in the marketplace.

     Beginning in late 1993, the Company commenced a continuing review of the carrying value of certain older equipment and other assets, as well as its capital structure, in view of then current operating conditions. As a result, the Company recorded non-cash asset impairment charges in 1993 and 1994, and began an ongoing equipment trade-in and upgrade program to improve the marketability and productivity of the Company's MRI and CT systems. In addition, the Company completed a comprehensive financial restructuring with the holders of its senior notes and senior subordinated debentures effective December 31, 1994. For further details concerning these matters, please refer to the Company's 1995 Annual Report to Stockholders.

RESULTS OF OPERATIONS - COMPARISON OF QUARTER ENDED MARCH 31, 1996 TO QUARTER ENDED MARCH 31, 1995

     Revenues for the first three months of 1996 were $14,685,000, an increase of $204,000, or 1.4%, over 1995. Excluding the revenues of $760,000 from operations which were sold in the second half of 1995, the increase in revenues was $964,000, or 7.0%. This increase reflects a scan-based MRI revenue increase of $510,000, or 4.1%, resulting from a 7.6% increase in scan volume partially offset by a 3.3% decrease in the average revenue realized per MRI scan. Management attributes the volume increase to the Company's continuing fleet upgrade program, which has enabled the Company to obtain new long-term contracts from both existing and new customers. Management believes the decrease in average revenues realized per scan is the result of continuing competitive pressure in the MRI service industry and cost containment efforts by health care payers, as well as obtaining contracts with customers that have high scan volumes which justify lower scan prices. Revenue under fixed fee contracts increased $258,000, or 76.6%, resulting from an increased number of MRI systems under interim rental contracts. Other revenue increased $196,000, primarily as a result of the third quarter 1995 acquisition of a mobile CT business.

     The Company's fleet included 81 MRI systems at March 31, 1996 compared to 72 MRI systems at March 31, 1995. The average number of MRI systems operated by the Company was 80.5 during the first quarter of 1996, compared to 69 during the first quarter of 1995.

     Operating expenses, excluding depreciation, totaled $7,181,000 in the first three months of 1996, an increase of $12,000, or 0.2%, from first quarter 1995. Excluding expenses of $326,000 related to operations which were sold in the second half of 1995, the increase in operating expenses was $338,000, or 4.9%. Payroll and related employee expenses increased $180,000, or 6.5%. Maintenance and cryogen contract and repairs expense increased $160,000, or 6.4%. These increases resulted from a higher number of MRI systems in operation in the 1996 first quarter.

     Depreciation expense during the first three months of 1996 decreased $126,000, or 4.2%, from the 1995 level due to a lower amount of depreciable assets, primarily resulting from asset sales in late 1995 partially offset by equipment additions in the first quarter of 1996. Amortization expense in the 1996 first quarter increased $13,000, or 3.9%, over the 1995 period as a result of two acquisitions, one in the third quarter of 1995 and the other in the first quarter of 1996.

     Selling, general and administrative expenses totaled $1,507,000 in the first quarter of 1996, a decrease of $35,000, or 2.3%, from the first quarter of 1995. Bad debt expense decreased

$34,000, or 45.3%, in the first three months of 1996 as a result of revised billing practices and continuing intensive collection efforts, primarily with respect to the Company's retail accounts receivable. Other expense categories were essentially unchanged from the prior period.

     Interest expense of $1,185,000 in the first three months of 1996 was $69,000, or 5.5%, lower than the same period in 1995 primarily as a result of lower average outstanding debt balances during the first quarter of 1996 as compared to the first quarter of 1995.

     An income tax provision of $239,000 was recorded in the first quarter of 1996. The Company's pre-tax income in 1996 is substantially offset by net operating loss carryforwards; however, certain federal alternative minimum taxes and state tax liabilities apply to this income, giving rise to the tax provision recorded. In the first quarter of 1995, an income tax provision of $172,000 was recorded, also related to certain federal alternative minimum taxes and state tax liabilities. The Company's effective tax rate was approximately constant at 15% of pre-tax income.

     The Company's net income was $1,363,000 in the first quarter of 1996 compared to net income of $1,021,000 in the first quarter of 1995, an increase of $342,000, or 33.5%, primarily attributable to increased revenues and lower selling, general and administrative and depreciation and interest expense. Earnings per common share totaled $.10 in the first quarter of 1996, compared to earnings per common share of $.07 for the same period in 1995, an increase of 42.9%. The earnings per common share calculations reflect preferred dividend requirements of $233,000 in the first quarter of 1995 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, cash and short-term investments were $11,920,000 compared to $11,128,000 at December 31, 1995, and the aggregate of the Company's long-term debt and senior subordinated debentures was $67,047,000 compared to $65,932,000 at December 31, 1995. The Company obtained a $3,000,000 revolving line of credit secured by accounts receivable in December 1995. This line, which has not been utilized, is intended to act as a temporary supplement to fund working capital needs.

     The Company generated $4,619,000 in net cash from operating activities during the first three months of 1996, compared to $2,682,000 during 1995's first three months. This cash flow was sufficient to meet the Company's debt service obligations and capital expenditures not financed. During the first quarter of 1996, the Company financed $4.3 million of capital expenditures and repaid $2.5 million of long-term debt. The Company believes its continuing cash flow from operations as well as its cash balances and other credit sources will be adequate for anticipated operating, debt service, preferred dividend and capital expenditure requirements.

     Debt service requirements on the Company's restructured senior notes, with a balance of $26,600,000 at March 31, 1996 require quarterly payments of interest at 7.5%, plus aggregate principal payments of $400,000 in 1996 (gradually increasing to $7,200,000 in 2003). The Company made an additional $1,000,000 principal payment in April 1996 in connection with the lender's agreement to increase capital expenditure limitations (see below). The senior subordinated debentures with a balance of $16,445,000 at March 31, 1996, require quarterly payments of $187,500 through 2003 (increasing to approximately $1,900,000 in 2004 and 2005) which, for financial statement purposes, are recorded as principal reductions; no interest expense will be recorded during the contractual term of the debentures, in accordance with generally accepted accounting principles.

     The Company's Series A preferred stock, with a balance of $16,663,000 (including accumulated dividends of $1,163,000) at March 31, 1996, bears a dividend at 6% of its original liquidation value ($15,500,000) annually. However, dividends may be paid in cash only if certain defined operating cash flow levels are achieved or to the extent of proceeds from the sale of new common equity. The Company's 1995 cash flow substantially exceeded the level required to pay the 1995 Series A preferred stock dividend in cash and such dividend was paid in April 1996 in the amount of $930,000. Although the Company expects to be able to pay the Series A preferred stock dividends attributable to 1996 and subsequent years in cash, there can be no assurance that future cash flow levels will be sufficient to permit the payment of such future dividends in cash. If annual cash dividends are not or cannot be paid, dividends will be payable in Series B preferred stock, which has no dividend requirement and is convertible into common stock at specified prices. Consequently, substantial amounts of common stock equivalents may be issued to the holders of the Series A preferred stock in the future, which would cause significant dilution to present common stockholders. Both series of preferred stock have mandatory redemption requirements (in the case of Series B, if not previously converted to common stock) applicable after the senior notes and senior subordinated debentures are fully repaid.

     The senior notes, senior subordinated debentures and certain other credit agreements contain various covenants related to financial ratios and other matters. The Company was in compliance with these covenants at March 31, 1996.

CAPITAL EXPENDITURES

     The Company purchased two new high-field MRI systems and upgraded five MRI systems at a total approximate cost of $6,200,000 during the first quarter of 1996. The Company currently plans to purchase seven additional high-field MRI systems in 1996 and plans to upgrade several existing systems. The Company's senior secured and subordinated lenders have recently agreed to increase the Company's allowable capital expenditures to a total of $34 million in 1996 and 1997, an increase of $14 million from previous levels. Consequently, the Company may purchase or upgrade several more systems in 1996 as opportunities to place new equipment into service arise as future contracts are signed and existing contracts are renewed.

     In addition, the Company expects to dispose of substantially all of its remaining less technologically advanced systems in 1996 in exchange for new or used MRI systems. The Company intends to use a combination of existing cash reserves, cash flow from operations and long-term secured equipment financing to finance its capital expenditures, although there can be no assurance that such financing will be available to the Company. The Company intends to continue focusing on acquiring state-of-the-art equipment while disposing of older systems.

     In February 1996, the Company acquired four MRI systems and associated MRI contracts from Mobile M.R. Venture, Ltd. In April 1996, the Company acquired Royal Medical Health Services, Inc., including six MRI systems. These transactions were primarily funded from existing cash reserves. Additional investments of this nature may be made in the future (subject to certain conditions contained in the Company's long-term financing arrangements) from a combination of cash reserves, cash flow from operations and long-term secured or unsecured financing, if available.

     If the Company adds MRI systems at a more rapid rate than is currently planned, or if it acquires additional business entities, or if the net cash generated by operations declines from current or anticipated levels, the Company could be required to raise additional capital. However, there can be no assurance that the Company would be able to raise such capital, or do so on terms acceptable to the Company, or that consents from present lenders, if required, could be obtained.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit No.   Note   Description
     -----------   ----   -----------
     3.1           (1)    Restated Certificate of Incorporation of Alliance Imaging.

     3.1.1         (1)    Certificate of Amendment of Restated Certificate of Incorporation
                          of Alliance Imaging, Inc.

     3.1.2         (1)    Certificate of Correction of Certificate of Amendment of Restated
                          Certificate of Incorporation of Alliance Imaging, Inc.

     3.1.3         (8)    Certificate of Amendment of Restated Certificate of Incorporation
                          of Alliance Imaging, Inc.

     3.2           (1)    By-Laws of Alliance Imaging, Inc., as amended.

     4.1           (1)    Specimen of Common Stock Certificate.

     4.2           (11)   Amended and Restated Purchase Agreement dated as of December
                          31, 1994 among the Registrant and the holders of the Registrant's
                          Senior Subordinated Debentures due 2005.

     4.2.1         (9)    Amendment No. 1 to Amended and Restated Purchase Agreement
                          dated as of December 31, 1994 among the Registrant and the holders of the Registrant's Senior Subordinated Debentures due
                          2005.

     4.2.2         (20)   Amendment No. 2 to Amended and Restated Purchase Agreement
                          dated as of April 15, 1996 among the Registrant and the holders of the Registrant's Senior Subordinated Debentures due 2005.

     4.3           (1)    Note Purchase Agreement dated as of April 14, 1989 governing sale of Senior Notes by Alliance Imaging, Inc.





     4.4           (1)    First Amendment to Note Purchase Agreement dated as of
                          September 20, 1990 among Alliance Imaging, Inc., CIGNA
                          Property and Casualty Insurance Company, Connecticut General
                          Life Insurance Company, Insurance Company of America and Life
                          Insurance Company of North America.

     4.4.1         (1)    Amendment No. 2 to Note Purchase Agreement dated as of June 3,
                          1991.

     4.4.2         (2)    Amendment No. 3 to Note Purchase Agreement dated as of
                          December 1, 1991.

     4.4.3         (3)    Amendment No. 4 to Note Purchase Agreement dated as of
                          December 31, 1992.

     4.4.4         (4)    Amendment No. 5 to Note Purchase Agreement dated as of June
                          30, 1993.

     4.4.5         (6)    Amendment No. 6 to Note Purchase Agreement dated as of
                          January 1, 1994.

     4.4.9         (12)   Amendment No. 7 to Note Purchase Agreement dated as of
                          December 31, 1994.

     4.4.10        (9)    Amendment No. 8 to Note Purchase Agreement dated as of
                          December 31, 1994.

     4.4.11        (20)   Amendment No. 9 to Note Purchase Agreement dated as of April
                          15, 1996.

     4.5           (1)    Amended and Restated Shareholders Agreement dated as of April
                          17, 1989.

     4.6           (13)   Security Agreement dated as of December 31, 1994 among the
                          Registrant, the holders of the Senior Notes and the Collateral
                          Agent for the Senior Noteholders.

     4.7           (14)   Guaranty dated as of December 31, 1994 of the Registrant's obligations to the Senior Noteholders and the Senior Subordinated
                          Debentureholders executed by the subsidiaries of the Registrant identified therein.

     4.8           (15)   Registration Rights Agreement dated as of December 31, 1994 among the Registrant, the Senior Noteholders and the Senior
                          Subordinated Debentureholders.




     4.9           (16)   Certificate of Designation concerning the Registrant's Series A
                          6.0% Cumulative Preferred Stock.

     4.10          (17)   Certificate of Designation Concerning the Registrant's Series B
                          Convertible Preferred Stock.

     4.11          (20)   Certificate of Designation Concerning the Registrant's Series C
                          5% Cumulative Convertible Redeemable Preferred Stock.

     9.1           (1)    Amended and Restated Voting Trust Agreement between
                          Donaldson, Lufkin & Jenrette Capital Corporation and Meridian
                          Trust Company dated December 29, 1988.

     10.4          (3)    1991 Stock Option Plan of Alliance Imaging, Inc. adopted on May
                          10, 1991, amended on May 23, 1991, amended on March 17,
                          1992, and amended on February 23, 1993.

     10.5          (1)    Form of Incentive Stock Option Agreement pursuant to 1991
                          Stock Option Plan of Alliance Imaging, Inc.

     10.5.1        (1)    Form of Non-Qualified Stock Option Agreement pursuant to 1991
                          Stock Option Plan of Alliance Imaging, Inc.

     10.5.2        (7)    Form of Incentive Stock Option Agreement pursuant to 1991
                          Stock Option Plan of Alliance Imaging, Inc., utilized for certain option grants beginning in 1994.

     10.5.3        (9)    Form of letter to optionees dated February 21, 1995 amending terms of stock options granted March 10, 1994.

     10.11         (1)    Association Agreement by and between Alliance Imaging, Inc. and
                          Alliance Medical, Ltd., dated September 30, 1989.

     10.16         (1)    Form of Indemnification Agreement between Alliance Imaging,
                          Inc. and its directors and/or officers.

     10.18         (2)    Lease Agreement dated September 13, 1991, by and between
                          Alliance Imaging, Inc. and Crestview Partners.

     10.20         (5)    Georgia Magnetic Imaging Center, Ltd. Limited Partnership
                          Agreement dated as of March 22, 1985.

     10.20.1       (5)    Amendment to Georgia Magnetic Imaging Center, Ltd. Limited
                          Partnership Agreement dated as of July 1, 1993.




     10.24         (8)    Employment Agreement dated as of September 9, 1993, between
                          Alliance Imaging, Inc. and Richard N. Zehner.

     10.25         (8)    Employment Agreement dated as of September 9, 1993, between
                          Alliance Imaging, Inc. and Vincent S. Pino.

     10.26         (8)    Employment Agreement dated as of September 9, 1993, between
                          Alliance Imaging, Inc. and Terry A. Andrues.

     10.27         (8)    Employment Agreement dated as of September 9, 1993, between
                          Alliance Imaging, Inc. and Jay A. Mericle.

     10.28         (8)    Employment Agreement dated as of September 9, 1993, between
                          Alliance Imaging, Inc. and Terrence M. White.

     10.29         (8)    Employment Agreement dated as of June 6, 1994, between
                          Alliance Imaging, Inc. and Neil M. Cullinan.

     10.30         (8)    Employment Agreement dated as of June 6, 1994, between
                          Alliance Imaging, Inc. and Cheryl A. Ford.

     10.31         (10)   Standstill Agreement dated as of December 31, 1994 between the
                          Registrant and Connecticut General Life Insurance Company,
                          CIGNA Property and Casualty Insurance Company, Insurance
                          Company of North America and Life Insurance Company of North
                          America.

     10.32         (10)   Standstill Agreement dated as of December 31, 1994 between the
                          Registrant and Northwestern Mutual Life Insurance Company.

     10.33         (10)   Standstill Agreement dated as of December 31, 1994 between the
                          Registrant and The Travelers Indemnity Company, The Travelers
                          Insurance Company and The Travelers Life and Annuity Company.

     10.34         (10)   Standstill Agreement dated as of December 31, 1994 between the
                          Registrant and The Lincoln National Life Insurance Company.

     10.35         (10)   Standstill Agreement dated as of December 31, 1994 between the
                          Registrant and The Equitable Life Assurance Society of the United
                          States.

     10.36         (18)   Employment Agreement dated July 7, 1995 between Alliance
                          Imaging, Inc. and Michael W. Grismer.




     10.37         (19)   Long-Term Executive Incentive Plan dated as of March 28, 1995, adopted in final form November 28, 1995.

     10.38         (19)   Loan and Security Agreement with Comerica Bank-California, dated as of December 21, 1995.

     10.39         (20)   Royal Medical Health Services, Inc. Merger Agreement dated as of
                          April 16, 1996.

     10.40         (20)   A & M Trucking, Inc. Acquisition Agreement dated as of April 16,
                          1996.

     10.41         (20)   Form of Warrant Agreement concerning 100,000 common shares with an exercise price of $3.9375 per share dated as of April 15,
                          1996.

     10.42         (20)   Form of Warrant Agreement concerning 100,000 common shares with an exercise price of $5.00 per share dated as of April 15,
                          1996.

- - ------------------------------
(1) Incorporated by reference herein to the indicated exhibits filed in response to Item 16, "Exhibits" of the Company's Registration Statement on Form S-1, No. 33-40805, initially filed on May 24, 1991.

(2) Incorporated by reference herein to the indicated exhibits filed in response to Item 21, "Exhibits" of the Company's Registration Statement on Form S-4, No. 33-46052, initially filed on February 28, 1992.

(3) Incorporated by reference herein to the indicated exhibits filed in response to Item 14(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

(4) Incorporated by reference herein to the indicated exhibits filed in response to Item 6(a), "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

(5) Incorporated by reference herein to the indicated exhibits filed in response to Item 6(a), "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(6) Incorporated by reference herein to the indicated exhibits filed in response to Item 14(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(7) Incorporated by reference herein to the indicated exhibit filed in response to item 6(a), "Exhibits" of the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1994.

(8) Incorporated by reference herein to the indicated exhibit filed in response to Item 6(a), "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(9) Incorporated by reference herein to the indicated exhibit filed in response to Item 14(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(10) Incorporated by reference herein to Exhibit 10 filed in response to Item 7, "Exhibits" of the Company's Form 8-K Current Report dated January 25, 1995.

(11) Incorporated by reference herein to Exhibit 4.4 filed in response to Item 7, "Exhibits" of the Company's Form 8-K Current Report dated January 25, 1995.

(12) Incorporated by reference herein to Exhibit 4.1 filed in response to Item 7, "Exhibits" of the Company's Form 8-K Current Report dated January 25, 1995.

(13) Incorporated by reference herein to Exhibit 4.2 filed in response to Item 7, "Exhibits" of the Company's Form 8-K Current Report dated January 25, 1995.

(14) Incorporated by reference herein to Exhibit 4.3 filed in response to Item 7, "Exhibits" of the Company's Form 8-K Current Report dated January 25, 1995.

(15) Incorporated by reference herein to Exhibit 4.5 filed in response to Item 7, "Exhibits" of the Company's Form 8-K Current Report dated January 25, 1995.

(16) Incorporated by reference herein to Exhibit 4.6 filed in response to Item 7, "Exhibits" of the Company's Form 8-K Current Report dated January 25, 1995.

(17) Incorporated by reference herein to Exhibit 4.7 filed in response to Item 7, "Exhibits" of the Company's Form 8-K Current Report dated January 25, 1995.

(18) Incorporated by reference herein to the indicated Exhibit filed in response to Item 6(a), "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(19) Incorporated by reference herein to the indicated Exhibit in response to
     Item 14(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(20) Filed herewith.

(b)  REPORTS ON FORM 8-K IN THE FIRST QUARTER OF 1996:

     None filed for the quarter ended March 31, 1996.




                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ALLIANCE IMAGING, INC.



May 9, 1996                            By: /s/ Richard N. Zehner
                                          ---------------------------------
                                                  Richard N. Zehner
                                               Chairman, President and
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 9, 1996.

          Signature                     Title
          ---------                     -----


 /s/ Richard N. Zehner        Chairman of the Board of Directors,
- - ----------------------        President and Chief Executive Officer
     Richard N. Zehner        (Principal Executive Officer)


 /s/ Terrence M. White        Senior Vice President-Finance, Chief
- - ----------------------        Financial Officer and Secretary
     Terrence M. White        (Principal Financial Officer)