Form 10-Q
period 1996-06-30
ALLIANCE IMAGING INC /DE/
filed 1996-08-12
CIK 817135

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR QUARTER ENDED :  JUNE 30, 1996
                                            -------------

                        COMMISSION FILE NUMBER:  0-16334
                                                 -------

                             ALLIANCE IMAGING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                   33-0239910
  (State or other jurisdiction            (IRS Employer Identification Number)
of incorporation or organization)


                            3111 NORTH TUSTIN AVENUE
                                    SUITE 150
                                ORANGE, CA 92865
                     ---------------------------------------
                     (Address of principal executive office)

                                 (714) 921-5656
               --------------------------------------------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  (X)     No  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996:

                    Common Stock, $.01 par value, 10,867,388.

                            ALLIANCE  IMAGING,  INC.
                                    FORM 10-Q
                                  June 30, 1996

                                      Index

                                                                            Page
                                                                            ----
PART I -  FINANCIAL INFORMATION

Item 1 -  Condensed Financial Statements:

          Condensed Consolidated Balance Sheets -                             3
          June 30, 1996 and December 31, 1995

          Condensed Consolidated Statements of  Income                        4
          Three and six months ended June 30, 1996 and 1995

          Condensed Consolidated Statements of Cash Flows                     5
          Six months ended June 30, 1996 and 1995

          Note to Condensed Consolidated Financial Statements                 7

Item 2 -  Management's Discussion and Analysis                                8
          of Financial Condition and Results of
          Operations

PART II - OTHER INFORMATION                                                  14

SIGNATURES                                                                   20

                             ALLIANCE IMAGING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,           December 31,
                                                     1996                 1995
                                                     ----                 ----
ASSETS                                           (Unaudited)
Current assets:
  Cash and short-term investments               $ 11,180,000          $ 11,128,000
  Accounts receivable, net of allowance
    for doubtful accounts                          7,560,000             5,583,000
  Prepaid expenses                                   717,000               369,000
  Other receivables                                  244,000               109,000
                                                ------------          ------------
      Total current assets                        19,701,000            17,189,000


Equipment, at cost                               118,584,000           112,014,000
  Less--Accumulated depreciation                 (48,819,000)          (52,368,000)
                                                ------------          ------------
                                                  69,765,000            59,646,000

Goodwill                                          28,427,000            23,971,000
Deferred charges                                     489,000               361,000
Deposits and other assets                          1,673,000             2,160,000
                                                ------------          ------------
      Total assets                              $120,055,000          $103,327,000
                                                ------------          ------------
                                                ------------          ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $  2,370,000          $    692,000
  Accrued compensation and related expenses        2,772,000             2,310,000
  Other accrued liabilities                        6,121,000             5,025,000
  Current portion of long-term debt               12,864,000             9,948,000
                                                ------------          ------------
      Total current liabilities                   24,127,000            17,975,000

Long-term debt, net of current portion            73,167,000            65,932,000
Other liabilities                                    867,000               575,000
Deferred income taxes                                790,000               790,000
                                                ------------          ------------
Total liabilities                                 98,951,000            85,272,000

Minority interests                                    10,000                21,000

Redeemable preferred stock                        15,965,000            16,430,000

Convertible preferred stock                          391,000                    --
Common stock                                         119,000               108,000
Additional paid-in capital                        32,398,000            31,908,000
Accumulated deficit                              (27,779,000)          (30,412,000)
                                                ------------          ------------
      Total liabilities and
        stockholders' equity                    $120,055,000          $103,327,000
                                                ------------          ------------
                                                ------------          ------------


See Note to Condensed Consolidated Financial Statements

                            ALLIANCE  IMAGING,  INC.
                 CONDENSED  CONSOLIDATED  STATEMENTS  OF  INCOME
                                   (UNAUDITED)


                                                                         Three Months Ended                  Six Months Ended
                                                                       June 30,       June 30,            June 30,       June 30,
                                                                         1996           1995                1996           1995
                                                                     -----------    -----------         -----------    -----------
Revenues                                                             $16,616,000    $14,766,000         $31,302,000    $29,247,000

Costs and expenses:
  Operating expenses, excluding depreciation                           7,838,000      7,148,000          15,019,000     14,317,000

  Depreciation expense                                                 3,182,000      3,024,000           6,048,000      6,016,000

  Selling, general and administrative expenses                         1,653,000      1,597,000           3,160,000      3,139,000

  Amortization expense, primarily goodwill                               401,000        332,000             745,000        663,000

  Interest expense, net of interest income                             1,498,000      1,349,000           2,683,000      2,603,000
                                                                     -----------    -----------         -----------    -----------
Total costs and expenses                                              14,572,000     13,450,000          27,655,000     26,738,000
                                                                     -----------    -----------         -----------    -----------
  Income before income taxes                                           2,044,000      1,316,000           3,647,000      2,509,000

Provision for income taxes                                               306,000        204,000             545,000        376,000
                                                                     -----------    -----------         -----------    -----------
  Net income                                                           1,738,000      1,112,000           3,102,000      2,133,000

Preferred stock dividends                                                236,000        233,000             468,000        465,000
                                                                     -----------    -----------         -----------    -----------
Income applicable to common stock                                    $ 1,502,000    $   879,000         $ 2,634,000    $ 1,668,000
                                                                     -----------    -----------         -----------    -----------
                                                                     -----------    -----------         -----------    -----------
Net income per common share                                                $0.13          $0.08              $ 0.23          $0.15
                                                                     -----------    -----------         -----------    -----------
                                                                     -----------    -----------         -----------    -----------
Weighted average common and common
  equivalent shares outstanding                                       11,522,000     11,202,000          11,416,000     11,042,000
                                                                     -----------    -----------         -----------    -----------
                                                                     -----------    -----------         -----------    -----------


See Note to Condensed Consolidated Financial Statements

                            ALLIANCE  IMAGING,  INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Six months ended June 30,
                                                           1996               1995
                                                           ----               ----
OPERATING ACTIVITIES:
Net income                                             $  3,102,000       $  2,133,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                         6,793,000          6,679,000
    Amortization of deferred financing charges              207,000             40,000
    Distributions in excess of (undistributed)
      equity in income of investee                            2,000           (215,000)
    Gain on disposal of equipment                                 -            (80,000)
    Changes in operating assets and liabilities:
      Accounts receivable, net                           (1,216,000)           345,000
      Prepaid expenses                                     (348,000)          (146,000)
      Other receivables                                     (55,000)           (35,000)
      Other assets                                           (7,000)           (60,000)
      Other liabilities                                     292,000                  -
      Accounts payable, accrued compensation and
        other accrued liabilities                         2,107,000           (996,000)
                                                       ------------        -----------
Net cash provided by operating activities                10,877,000          7,665,000



INVESTING ACTIVITIES:
Purchase of contracts and related assets of
  Mobile M.R. Venture, Ltd.                                (455,000)                 -
Purchase of common stock of Royal Medical Health
  Services, Inc., net of cash acquired                   (1,844,000)                 -
Equipment purchases                                     (14,360,000)        (4,513,000)
Decrease in deposits on equipment                         2,212,000            222,000
Proceeds from disposal of equipment                               -            270,000
                                                       ------------        -----------
  Net cash used in investing activities                 (14,447,000)        (4,021,000)

FINANCING ACTIVITIES:
Principal payments on long-term debt                     (5,608,000)        (6,098,000)
Proceeds from long-term debt                             10,227,000          7,718,000
Payment of preferred stock dividend                        (930,000)                 -
Proceeds from exercise of employee stock options             20,000             55,000
Increase in deferred financing charges                      (76,000)                 -
Decrease in minority interests in partnership               (11,000)           (17,000)
                                                       ------------        -----------
  Net cash provided by financing activities               3,622,000          1,658,000
                                                       ------------        -----------

NET INCREASE IN CASH AND SHORT-TERM
  INVESTMENTS                                                52,000          5,302,000

CASH AND SHORT-TERM INVESTMENTS,
  BEGINNING OF PERIOD                                    11,128,000          2,478,000
                                                       ------------        -----------

CASH AND SHORT-TERM INVESTMENTS, END
  OF PERIOD                                            $ 11,180,000       $  7,780,000
                                                       ------------        -----------
                                                       ------------        -----------

                            ALLIANCE  IMAGING,  INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Interest paid                                $  2,724,000   $  2,707,000
      Income taxes paid                                 202,000        224,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

During the 1996 second quarter, the Company purchased all of the common stock of Royal Medical Health Services, Inc. for cash consideration of approximately $1,914,000. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired                      $  8,601,000
Cash paid for common stock                           (1,914,000)
                                                   ------------
Liabilities assumed                                $  6,687,000
                                                   ------------
                                                   ------------

As additional consideration for the above purchase, the Company issued convertible preferred stock in the amount of $388,000 and common stock warrants valued at $212,000. As a result of this transaction, the Company recorded goodwill of approximately $3,945,000.

See Note to Condensed Consolidated Financial Statements

                             Alliance Imaging, Inc.
                         Note to Condensed Consolidated
                              Financial Statements

                                  June 30, 1996
                                   (Unaudited)

BASIS OF PREPARATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the Company) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     The earnings per common share calculations for the six month periods ended June 30, 1996 and 1995 are based upon average common and common equivalent shares outstanding during the periods, and reflect preferred dividend requirements totaling $468,000 and $465,000, respectively. Common equivalent shares include vested stock options and warrants with an exercise price lower than current market value.

     The provisions for income taxes for the six month periods ended June 30, 1996 and 1995 are less than the statutory federal rate due to utilization of certain net operating loss carryforwards during the periods.

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

     The health care industry is highly regulated and very competitive. The current health care environment is characterized by increasing cost containment pressures which management believes have resulted in decreasing revenues per scan. Although scan prices have begun to stabilize, the Company expects pricing levels to continue to decline moderately in the immediate future. However, in many cases higher scan volumes associated with new customer contracts justify lower scan prices and such contracts do not adversely impact the Company's revenues and profitability. Although the Company has experienced increased scan volumes in 1995 and 1996, it has also had periods of declining volumes in prior years, and there can be no assurance that the recent positive trends will continue.

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

     The Company intends to continue its ongoing equipment trade-in and upgrade program which has substantially improved the marketability and productivity of its MRI and computed axial tomography (CT) systems. The Company intends to either trade in older, less marketable MRI systems in connection with new system purchases, or to upgrade them with new computers, software and coils to enable its MRI fleet to remain competitive in the marketplace.

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

     On April 26, 1996, the Company acquired all of the outstanding shares of Royal Medical Health Services, Inc. (Royal) of Pittsburgh, Pennsylvania. Like the Company, Royal is a provider of comprehensive MRI services. The Company issued 3,876 shares of preferred stock valued at $388,000, common stock warrants valued at $212,000 and paid $1,914,000 in cash as consideration for the acquisition of Royal. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Royal have been included in the Company's consolidated financial statements from the date of acquisition.

RESULTS OF OPERATIONS - COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 TO SIX MONTHS ENDED JUNE 30, 1995

     Revenues for the first six months of 1996 were $31,302,000, an increase of $2,055,000, or 7.0%, over 1995. Excluding the revenues of $1,514,000 from operations which were sold in the second half of 1995, the increase in revenues was $3,569,000, or 12.9%, with Royal accounting for $1,207,000, or 4.4%, of the increase. This increase reflects a scan-based MRI revenue increase of $2,749,000, or 11%, ($1,163,000, or 4.2%, as a result of the Royal acquisition), resulting from a 15.7% increase in scan volume partially offset by a 4.0% decrease in the average revenue realized per MRI scan. Royal accounted for 5.2% of the scan volume increase and 0.5% of the offsetting price per scan decrease. Management attributes the non-Royal volume increase to the Company's continuing fleet upgrade program, which has enabled the Company to obtain new long-term contracts from both existing and new customers. Management believes the decrease in average revenues realized per scan is the result of continuing competitive pressure in the MRI service industry and cost containment efforts by health care payers, as well as obtaining contracts with customers that have high scan volumes which justify lower scan prices. Revenue under fixed fee contracts increased $329,000, or 32.5%, resulting from an increased number of MRI systems under such arrangements. Other revenue increased $491,000, primarily as a result of the third quarter 1995 acquisition of a mobile CT business.

     The Company's fleet included 87 MRI systems at June 30, 1996 compared to 73 MRI systems at June 30, 1995. The average number of MRI systems operated by the Company was 82 during the first six months of 1996, compared to 72 during the first six months of 1995.

     Operating expenses, excluding depreciation, totaled $15,019,000 in the first six months of 1996, an increase of $702,000, or 4.9%, from the first six months of 1995. Excluding expenses of $586,000 related to operations which were sold in the second half of 1995, the increase in operating expenses was $1,288,000, or 9.4%, with Royal contributing $493,000, or 3.6%, of the increase. Payroll and related employee expenses increased $666,000, or 12.1%, which was in line with the revenue increase. Equipment rental expense increased $409,000, or 47.6% ($126,000, or 14.7%, was attributable to Royal). The increase resulted from a higher number of rented MRI systems in operation and the Company's leasing of 10 new tractors in the first half of 1996.

     Depreciation expense during the first six months of 1996 totaled $6,048,000, an increase of $32,000, or 0.5%. Excluding depreciation expense of $212,000 related to operations which were sold in the second half of 1995, depreciation expense increased $244,000, or 4.2%, from the 1995 level principally due to a higher amount of depreciable assets associated with late second quarter equipment additions and the Royal acquisition. Amortization expense in the first six months of 1996 increased $82,000, or 12.4%, over the 1995 period as a result of the Royal acquisition and two other smaller acquisitions, one in the third quarter of 1995 and the other in the first quarter of 1996.

     Selling, general and administrative expenses totaled $3,160,000 in the first six months of 1996, an increase of $21,000, or 0.7%, from the first six months of 1995. Excluding expenses of $225,000 related to operations sold in the second half of 1995, selling, general and administrative expenses increased $246,000, or 8.4%. Payroll and related expenses increased $299,000, primarily as a result of increased staffing levels and employee compensation.

     Interest expense of $2,683,000 in the first six months of 1996 was $80,000, or 3.1%, higher than the same period in 1995, primarily as a result of higher average outstanding debt balances during the first six months of 1996 as compared to the first six months of 1995. This increase was principally due to debt assumed in connection with the Royal acquisition.

     An income tax provision of $545,000 was recorded in the first six months of 1996. The Company's pre-tax income in 1996 is substantially offset by net operating loss carryforwards; however, certain federal alternative minimum taxes and state tax liabilities apply to this income, giving rise to the tax provision recorded. In the first six months of 1995, an income tax provision of $376,000 was recorded, also related to certain federal alternative minimum taxes and state tax liabilities. The Company's effective tax rate was constant at approximately 15% of pre-tax income.

     The Company's net income was $3,102,000 in the first six months of 1996 compared to net income of $2,133,000 in the first six months of 1995, an increase of $969,000, or 45.4%, primarily attributable to an increase in revenues achieved without a proportionate increase in operating, and selling, general and administrative expenses. Earnings per common share totaled $.23 in the first six months of 1996, compared to earnings per common share of $.15 for the same period in 1995, an increase of 53.3%. The earnings per common share calculations reflect preferred dividend requirements of $468,000 in the first six months of 1996 and $465,000 for the same period in 1995.

RESULTS OF OPERATIONS - COMPARISON OF QUARTER ENDED JUNE 30, 1996 TO QUARTER ENDED JUNE 30, 1995

     Revenues for the second quarter of 1996 were $16,616,000, an increase of $1,850,000, or 12.5%, over 1995. Excluding the revenues of $754,000 from operations which were sold in the second half of 1995, the increase in revenues was $2,604,000, or 18.6%, with Royal accounting for $1,207,000, or 8.6%, of the increase. This increase reflects a scan-based MRI revenue increase of $2,239,000, or 18.0% ($1,163,000, or 9.3%, as a result of the Royal acquisition), resulting from a 23.7% increase in scan volume partially offset by a 4.6% decrease in the average revenue realized per MRI scan. Royal accounted for 10.4% of the scan volume increase and 1.4% of the offsetting price per scan decrease. Management attributes the non-Royal volume increase to the Company's continuing fleet upgrade program, which has enabled the Company to obtain new long-term contracts from both existing and new customers. Management believes the decrease in average revenues realized per scan is the result of continuing competitive pressure in the MRI service industry and cost containment efforts by health care payers, as well as obtaining contracts with customers that have high scan volumes which justify lower scan prices. Revenue under fixed fee contracts increased $70,000, or 10.4%, resulting from an increased number of MRI systems under such arrangements. Other revenue increased $295,000, primarily as a result of the third quarter 1995 acquisition of a mobile CT business.

     The average number of MRI systems operated by the Company was 86 during the second quarter of 1996, compared to 73 during the second quarter of 1995.

     Operating expenses, excluding depreciation, totaled $7,838,000 in the second quarter of 1996, an increase of $690,000, or 9.7%, from second quarter 1995. Excluding expenses of $345,000 related to operations which were sold in the second half of 1995, the increase in operating expenses was $1,035,000, or 15.2%, with Royal contributing $493,000, or 7.2%, of the increase. Payroll and related employee expenses increased $560,000, or 21.1%, which was in line with the revenue increase. Equipment rental expense increased $306,000, or 64.0% ($126,000, or 26.4% was attributable to Royal.) The increase resulted from a higher number of rented MRI systems in operation and the Company's leasing of 10 new tractors in the 1996 second quarter.

     Depreciation expense during the second quarter of 1996 totaled $3,182,000, an increase of $158,000, or 5.2%. Excluding depreciation expense of $105,000 related to operations which were sold in the second half of 1995, depreciation expense increased $263,000, or 9.0%, from the 1995 level due to a higher amount of depreciable assets associated with late quarter equipment additions and the Royal acquisition. Amortization expense in the 1996 second quarter increased $69,000, or 20.8%, over the 1995 period as a result of the Royal acquisition and two other smaller acquisitions, one in the third quarter of 1995 and the other in the first quarter of 1996.

     Selling, general and administrative expenses totaled $1,653,000 in the second quarter of 1996, an increase of $56,000, or 3.5%, from the second quarter of 1995. Excluding expenses of $119,000 related to operations sold in the second half of 1995, selling, general and administrative expenses increased $175,000, or 11.8%. Payroll and related employee expenses increased $207,000, primarily as a result of increased staffing levels and employee compensation.

     Interest expense of $1,498,000 in the second quarter of 1996 was $149,000, or 11.0%, higher than the same period in 1995 primarily as a result of the debt assumed related to the Royal acquisition and amortization of the value assigned to the warrants issued in connection with certain debt amendments in the second quarter of 1996.

     An income tax provision of $306,000 was recorded in the second quarter of 1996. The Company's pre-tax income in 1996 is substantially offset by net operating loss carryforwards; however, certain federal alternative minimum taxes and state tax liabilities apply to this income, giving rise to the tax provision recorded. In the second quarter of 1995, an income tax provision of $204,000 was recorded, also related to certain federal alternative minimum taxes and state tax liabilities. The Company's effective tax rate was constant at approximately 15% of pre-tax income.

     The Company's net income was $1,738,000 in the second quarter of 1996 compared to net income of $1,112,000 in the second quarter of 1995, an increase of $626,000, or 56.3%, primarily attributable to an increase in revenues achieved without a proportionate increase in operating and selling, general and administrative expenses.
Earnings per common share totaled $.13 in the second quarter of 1996, compared to earnings per common share of $.08 for the same period in 1995, an increase of 62.5%. The earnings per common share calculations reflect preferred dividend requirements of $236,000 in the second quarter of 1996 and $233,000 in the second quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, cash and short-term investments were $11,180,000 compared to $11,128,000 at December 31, 1995, and the aggregate of the Company's long-term debt and senior subordinated debentures was $73,167,000 compared to $65,932,000 at December 31, 1995. The Company obtained a $3,000,000 revolving line of credit secured by accounts receivable in December 1995. This line, which has not been utilized, is intended to act as a temporary supplement to fund working capital needs.

     The Company generated $10,877,000 in net cash from operating activities during the first six months of 1996, compared to $7,665,000 during 1995's first six months, an increase of $3,212,000, or 41.9%. This cash flow was sufficient to meet the Company's debt service obligations and capital expenditures not financed. During the first six months of 1996, the Company financed $10,227,000 of capital expenditures and repaid $5,608,000 of long-term debt. In addition, the Company assumed $5,532,000 of long-term debt in connection with the Royal acquisition. The Company believes its continuing cash flow from operations as well as its cash balances and other credit sources will be adequate for anticipated operating, debt service, preferred dividend and capital expenditure requirements.

     Debt service requirements on the Company's restructured senior notes, with a balance of $25,500,000 at June 30, 1996 require quarterly payments of interest at 7.5%, plus aggregate principal payments of $400,000 in 1996 (gradually increasing to $6,200,000 in 2003). The Company made an additional $1,000,000 principal payment in April 1996 in connection with the lender's agreement to increase capital expenditure limitations (see below). The senior subordinated debentures with a balance of $16,258,000 at June 30, 1996, require quarterly payments of $187,500 through 2003 (increasing to approximately $1,900,000 in 2004 and 2005) which, for financial statement purposes, are recorded as principal reductions; no interest expense will be recorded during the contractual term of the debentures, in accordance with generally accepted accounting principles.

     The Company's Series A preferred stock, with a balance of $15,965,000 (including accumulated dividends of $465,000) at June 30, 1996, bears a dividend at 6% of its original liquidation value ($15,500,000) annually. However, dividends may be paid in cash only if certain defined operating cash flow levels are achieved or to the extent of proceeds from the sale of new common equity. The Company's 1995 cash flow substantially exceeded the level required to pay the 1995 Series A preferred stock dividend in cash and such dividend was paid in April 1996 in the amount of $930,000. Although the Company expects to be able to pay the Series A preferred stock dividends attributable to 1996 and subsequent years in cash, there can be no assurance that future cash flow levels will be sufficient to permit the payment of such future dividends in cash. If annual cash dividends are not or cannot be paid, dividends will be payable in Series B preferred stock, which has no dividend requirement and is convertible into common stock at specified prices. Consequently, substantial amounts of common stock equivalents may be issued to the holders of the Series A preferred stock in the future, which would cause significant dilution to present common stockholders. Both series of preferred stock have mandatory redemption requirements (in the case of Series B, if not previously converted to common stock) applicable after the senior notes and senior subordinated debentures are fully repaid.

     In connection with the Royal acquisition, the Company issued Series C preferred stock which has a balance of $391,000 (including accumulated dividends of $3,000) at June 30, 1996. The Series C preferred stock bears a dividend, payable in cash only, of 5% of its original liquidation value ($388,000) annually; it is redeemable at the Company's option, but does not have mandatory redemption requirements. Holders of Series C preferred stock may convert their stock into common stock at a specified price. Management believes that the conversion of all of the Series C preferred stock would not cause significant dilution to present common stockholders.

     The senior notes, senior subordinated debentures and certain other credit agreements contain various covenants related to financial ratios and other matters. The Company was in compliance with these covenants at June 30,1996.

CAPITAL EXPENDITURES

     The Company purchased six new high-field MRI systems and upgraded ten other MRI systems at a total approximate cost of $14,360,000 during the first six months of 1996. The Company currently plans to purchase eight additional high-field MRI systems in 1996 and to upgrade seven additional systems. The Company's senior secured and subordinated lenders agreed in April 1996 to increase the Company's allowable capital expenditures to a total of $34 million in 1996 and 1997, an increase of $14 million from previous levels.
Consequently, the Company may purchase or upgrade several more systems in 1996 as opportunities to place new equipment into service arise when future contracts are signed and existing contracts are renewed.

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

     In connection with the Royal acquisition, the Company acquired six MRI systems. This transaction was primarily funded from existing cash reserves and debt assumed. Additional investments of this nature may be made in the future (subject to certain conditions contained in the Company's long-term financing arrangements) from a combination of cash reserves, cash flow from operations, common or preferred equity and long-term secured or unsecured financing, if available.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     The Company held its annual meeting of stockholders on May 16, 1996. The following five persons were elected as Directors of the Company to serve until the next annual meeting of stockholders or until their respective successors shall be duly elected and shall qualify:

                                                               Votes
Name                                     Votes For           Withheld
- ----                                     ---------           --------
James E. Buncher                        10,516,901            11,745
Vincent S. Pino                         10,516,781            11,865
Robert Waley-Cohen                      10,516,526            12,120
John C. Wallace                         10,516,426            12,220
Richard N. Zehner                       10,516,966            11,680

     The stockholders also approved a proposal to amend the Company's 1991 Stock Option Plan to increase the number of shares of common stock available for grant from 1,000,000 to 2,000,000 shares, with 7,672,643 votes cast in favor of the proposal, 370,858 votes cast against the proposal, 24,000 votes abstaining, and 2,461,145 shares unvoted.

     The stockholders further approved the appointment of Ernst & Young, LLP as the Company's independent auditors for the year ending December 31, 1996, with 10,502,596, votes cast in favor of such action, 11,100 votes cast against such action, and 14,950 votes abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     EXHIBIT NO.     NOTE      DESCRIPTION
     -----------     ----      -----------
     3.1             (1)       Restated Certificate of Incorporation of Alliance
                               Imaging.

     3.1.1           (1)       Certificate of Amendment of Restated Certificate of
                               Incorporation of Alliance Imaging, Inc.

     3.1.2           (1)       Certificate of Correction of Certificate of Amendment of
                               Restated Certificate of Incorporation of Alliance
                               Imaging, Inc.

     3.1.3           (8)       Certificate of Amendment of Restated Certificate of
                               Incorporation of Alliance Imaging, Inc.

     3.2             (1)       By-Laws of Alliance Imaging, Inc., as amended.

     4.1             (1)       Specimen of Common Stock Certificate.

     4.2             (11)      Amended and Restated Purchase Agreement dated as of
                               December 31, 1994 among the Registrant and the holders of
                               the Registrant's Senior Subordinated Debentures due 2005.

     4.2.1           (9)       Amendment No. 1 to Amended and Restated Purchase
                               Agreement dated as of December 31, 1994 among the
                               Registrant and the holders of the Registrant's Senior
                               Subordinated Debentures due 2005.

     4.2.2           (20)      Amendment No. 2 to Amended and Restated Purchase
                               Agreement dated as of April 15, 1996 among the Registrant
                               and the holders of the Registrant's Senior Subordinated
                               Debentures due 2005.

     4.3             (1)       Note Purchase Agreement dated as of April 14, 1989
                               governing sale of Senior Notes by Alliance Imaging, Inc.

     4.4             (1)       First Amendment to Note Purchase Agreement dated as of
                               September 20, 1990 among Alliance Imaging, Inc., CIGNA
                               Property and Casualty Insurance Company, Connecticut
                               General Life Insurance Company, Insurance Company of
                               America and Life Insurance Company of North America.

     4.4.1           (1)       Amendment No. 2 to Note Purchase Agreement dated as of
                               June 3, 1991.

     4.4.2           (2)       Amendment No. 3 to Note Purchase Agreement dated as of
                               December 1, 1991.

     4.4.3           (3)       Amendment No. 4 to Note Purchase Agreement dated as of
                               December 31, 1992.

     4.4.4           (4)       Amendment No. 5 to Note Purchase Agreement dated as of
                               June 30, 1993.

     4.4.5           (6)       Amendment No. 6 to Note Purchase Agreement dated as of
                               January 1, 1994.

     4.4.9           (12)      Amendment No. 7 to Note Purchase Agreement dated as of
                               December 31, 1994.

     4.4.10          (9)       Amendment No. 8 to Note Purchase Agreement dated as of
                               December 31, 1994.

     4.4.11          (20)      Amendment No. 9 to Note Purchase Agreement dated as of
                               April 15, 1996.


     4.5             (1)       Amended and Restated Shareholders Agreement dated as of
                               April 17, 1989.

     4.6             (13)      Security Agreement dated as of December 31, 1994 among
                               the Registrant, the holders of the Senior Notes and the
                               Collateral Agent for the Senior Noteholders.

     4.7             (14)      Guaranty dated as of December 31, 1994 of the
                               Registrant's obligations to the Senior Noteholders and
                               the Senior Subordinated Debentureholders executed by the
                               subsidiaries of the Registrant identified therein.

     4.8             (15)      Registration Rights Agreement dated as of December 31,
                               1994 among the Registrant, the Senior Noteholders and the
                               Senior Subordinated Debentureholders.

     4.9             (16)      Certificate of Designation concerning the Registrant's
                               Series A 6.0% Cumulative Preferred Stock.

     4.10            (17)      Certificate of Designation concerning the Registrant's
                               Series B Convertible Preferred Stock.

     4.11            (20)      Certificate of Designation concerning the Registrant's
                               Series C 5% Cumulative Convertible Redeemable Preferred Stock.

     9.1             (1)       Amended and Restated Voting Trust Agreement between
                               Donaldson, Lufkin & Jenrette Capital Corporation and
                               Meridian Trust Company dated December 29, 1988.

     10.4            (3)       1991 Stock Option Plan of Alliance Imaging, Inc. adopted
                               on May 10, 1991, amended on May 23, 1991, amended on
                               March 17, 1992, and amended on February 23, 1993.

     10.5            (1)       Form of Incentive Stock Option Agreement pursuant to 1991
                               Stock Option Plan of Alliance Imaging, Inc.

     10.5.1          (1)       Form of Non-Qualified Stock Option Agreement pursuant to
                               1991 Stock Option Plan of Alliance Imaging, Inc.

     10.5.2          (7)       Form of Incentive Stock Option Agreement pursuant to 1991
                               Stock Option Plan of Alliance Imaging, Inc., utilized for
                               certain option grants beginning in 1994.

     10.5.3          (9)       Form of letter to optionees dated February 21, 1995
                               amending terms of stock options granted March 10, 1994.

     10.11           (1)       Association Agreement by and between Alliance Imaging,
                               Inc. and Alliance Medical, Ltd., dated September 30, 1989.

     10.16           (1)       Form of Indemnification Agreement between Alliance
                               Imaging, Inc. and its directors and/or officers.

     10.18           (2)       Lease Agreement dated September 13, 1991, by and between
                               Alliance Imaging, Inc. and Crestview Partners.

     10.20           (5)       Georgia Magnetic Imaging Center, Ltd. Limited Partnership
                               Agreement dated as of March 22, 1985.

     10.20.1         (5)       Amendment to Georgia Magnetic Imaging Center, Ltd.
                               Limited Partnership Agreement dated as of July 1, 1993.

     10.24           (8)       Employment Agreement dated as of September 9, 1993,
                               between Alliance Imaging, Inc. and Richard N. Zehner.

     10.25           (8)       Employment Agreement dated as of September 9, 1993,
                               between Alliance Imaging, Inc. and Vincent S. Pino.

     10.26           (8)       Employment Agreement dated as of September 9, 1993,
                               between Alliance Imaging, Inc. and Terry A. Andrues.

     10.27           (8)       Employment Agreement dated as of September 9, 1993,
                               between Alliance Imaging, Inc. and Jay A. Mericle.

     10.28           (8)       Employment Agreement dated as of September 9, 1993,
                               between Alliance Imaging, Inc. and Terrence M. White.

     10.29           (8)       Employment Agreement dated as of June 6, 1994, between
                               Alliance Imaging, Inc. and Neil M. Cullinan.

     10.30           (8)       Employment Agreement dated as of June 6, 1994, between
                               Alliance Imaging, Inc. and Cheryl A. Ford.

     10.31           (10)      Standstill Agreement dated as of December 31, 1994
                               between the Registrant and Connecticut General Life
                               Insurance Company, CIGNA Property and Casualty Insurance
                               Company, Insurance Company of North America and Life
                               Insurance Company of North America.

     10.32           (10)      Standstill Agreement dated as of December 31, 1994
                               between the Registrant and Northwestern Mutual Life
                               Insurance Company.

     10.33           (10)      Standstill Agreement dated as of December 31, 1994
                               between the Registrant and The Travelers Indemnity
                               Company, The Travelers Insurance Company and The
                               Travelers Life and Annuity Company.

     10.34           (10)      Standstill Agreement dated as of December 31, 1994
                               between the Registrant and The Lincoln National Life
                               Insurance Company.

     10.35           (10)      Standstill Agreement dated as of December 31, 1994
                               between the Registrant and The Equitable Life Assurance
                               Society of the United States.

     10.36           (18)      Employment Agreement dated July 7, 1995 between Alliance
                               Imaging, Inc. and Michael W. Grismer.

     10.37           (19)      Long-Term Executive Incentive Plan dated as of March 28,
                               1995, adopted in final form November 28, 1995.

     10.38           (19)      Loan and Security Agreement with Comerica Bank-
                               California, dated as of December 21, 1995.

     10.39           (20)      Royal Medical Health Services, Inc. Merger Agreement
                               dated as of April 16, 1996.

     10.40           (20)      A & M Trucking, Inc. Acquisition Agreement dated as of
                               April 16, 1996.

     10.41           (20)      Form of Warrant Agreement concerning 100,000 common
                               shares with an exercise price of $3.9375 per share dated
                               as of April 15, 1996.

     10.42           (20)      Form of Warrant Agreement concerning 100,000 common
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

(20) Incorporated by reference herein to the indicated Exhibit filed in response to Item 6(a), "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(b)  REPORTS ON FORM 8-K IN THE SECOND QUARTER OF 1996:

     None filed for the quarter ended June 30, 1996.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ALLIANCE IMAGING, INC.


August 9, 1996                          By: /s/ Richard N. Zehner
                                            ----------------------------------
                                                Richard N. Zehner
                                                Chairman, President and
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 9, 1996.

     Signature Title

 /s/ Richard N. Zehner             Chairman of the Board of Directors,
- -------------------------          President and Chief Executive Officer
     Richard N. Zehner             (Principal Executive Officer)


 /s/ Terrence M. White             Senior Vice President, Chief
- -------------------------          Financial Officer and Secretary
     Terrence M. White             (Principal Financial Officer)