Form 10-Q
period 1996-09-30
ALLIANCE IMAGING INC /DE/
filed 1996-11-14
CIK 817135

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                             ____________________________


                                      FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           SECURITIES EXCHANGE ACT OF 1934

                       FOR QUARTER ENDED :  SEPTEMBER 30, 1996
                                            ------------------

                           COMMISSION FILE NUMBER:  0-16334
                                                    -------

                                ALLIANCE IMAGING, INC.
                (Exact name of registrant as specified in its charter)


          DELAWARE                                          33-0239910
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                       Identification Number)



                               3111 NORTH TUSTIN AVENUE
                                      SUITE 150
                                   ORANGE, CA 92865
                       (Address of principal executive office)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1996:

                      Common Stock, $.01 par value, 10,867,388.

                               ALLIANCE  IMAGING,  INC.
                                      FORM 10-Q
                                  September 30, 1996

                                        Index

                                                                     Page
                                                                     ----
PART I -  FINANCIAL INFORMATION

Item 1 -  Condensed Financial Statements:

            Condensed Consolidated Balance Sheets -                    3
            September 30, 1996 and December 31, 1995

            Condensed Consolidated Statements of  Income               4
            Three and nine months ended September 30, 1996 and 1995

            Condensed Consolidated Statements of Cash Flows            5
            Nine months ended September 30, 1996 and 1995

            Note to Condensed Consolidated Financial Statements        7

Item 2 -    Management's Discussion and Analysis                       8
            of Financial Condition and Results of
            Operations


PART II - OTHER INFORMATION                                           14


SIGNATURES                                                            20

                               ALLIANCE  IMAGING,  INC.
                        CONDENSED  CONSOLIDATED BALANCE SHEETS

                                                           September 30,     December 31,
                                                               1996              1995
                                                           -------------    ---------------
                                                           (Unaudited)
                    ASSETS
Current assets:
    Cash and short-term investments                        $  11,677,000      $  11,128,000
    Accounts receivable, net of allowance
        for doubtful accounts                                  8,111,000          5,583,000
    Prepaid expenses                                             953,000            369,000
    Other receivables                                             49,000            109,000
                                                           -------------    ---------------
           Total current assets                               20,790,000         17,189,000

Equipment, at cost                                           119,233,000        112,014,000
    Less--Accumulated depreciation                           (46,543,000)       (52,368,000)
                                                           -------------    ---------------
                                                              72,690,000         59,646,000

Goodwill                                                      28,511,000         23,971,000
Deferred charges                                                 371,000            361,000
Deposits and other assets                                      3,466,000          2,160,000
                                                           -------------    ---------------
           Total assets                                     $125,828,000      $ 103,327,000
                                                           -------------    ---------------
                                                           -------------    ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                        $  2,418,000      $     692,000
    Accrued compensation and related expenses                  3,193,000          2,310,000
    Other accrued liabilities                                  6,750,000          5,025,000
    Current portion of long-term debt                         13,842,000          9,948,000
                                                           -------------    ---------------
        Total current liabilities                             26,203,000         17,975,000

Long-term debt, net of current portion                        74,756,000         65,932,000
Other liabilities                                              1,035,000            596,000
Deferred income taxes                                            790,000            790,000
                                                           -------------    ---------------
Total liabilities                                            102,784,000         85,293,000

Redeemable preferred stock                                    16,197,000         16,430,000

Convertible preferred stock                                      396,000                 --
Common stock                                                     120,000            108,000
Additional paid-in capital                                    32,398,000         31,908,000
Accumulated deficit                                          (26,067,000)       (30,412,000)
                                                           -------------    ---------------
    Total liabilities and stockholders' equity              $125,828,000       $103,327,000
                                                           -------------    ---------------
                                                           -------------    ---------------


See Note to Condensed Consolidated Financial Statements

                               ALLIANCE  IMAGING,  INC.
                   CONDENSED  CONSOLIDATED  STATEMENTS  OF  INCOME
                                     (UNAUDITED)


                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30,                  September 30,
                                                                1996              1995           1996             1995
                                                            ------------      ------------     -----------     -----------
Revenues                                                     $17,795,000       $15,058,000     $49,097,000     $44,305,000

Costs and expenses:
    Operating expenses, excluding depreciation                 8,530,000         7,121,000      23,549,000      21,438,000

    Depreciation expense                                       3,122,000         3,074,000       9,170,000       9,090,000

    Selling, general and administrative expenses               1,719,000         1,549,000       4,879,000       4,688,000

    Amortization expense, primarily goodwill                     564,000           340,000       1,309,000       1,003,000

    Interest expense, net of interest income                   1,501,000         1,273,000       4,184,000       3,876,000
                                                            ------------      ------------    ------------     -----------
Total costs and expenses                                      15,436,000        13,357,000      43,091,000      40,095,000
                                                            ------------      ------------    ------------     -----------
    Income before income taxes                                 2,359,000         1,701,000       6,006,000       4,210,000

Provision for income taxes                                       410,000           254,000         955,000         630,000
                                                            ------------      ------------    ------------     -----------
    Net income                                                 1,949,000         1,447,000       5,051,000       3,580,000

Preferred stock dividends                                        238,000           232,000         706,000         698,000
                                                            ------------      ------------    ------------     -----------
Income applicable to common stock                            $ 1,711,000       $ 1,215,000     $ 4,345,000     $ 2,882,000
                                                            ------------      ------------    ------------     -----------
                                                            ------------      ------------    ------------     -----------
Net income per common share                                  $      0.15       $      0.11     $      0.38     $      0.26
                                                            ------------      ------------    ------------     -----------
                                                            ------------      ------------    ------------     -----------
Weigted average common and common
   equivalent shares outstanding                              11,558,000        11,267,000      11,463,000      11,112,000
                                                            ------------      ------------    ------------     -----------
                                                            ------------      ------------    ------------     -----------

See Note to Condensed Consolidated Financial Statements

                               ALLIANCE  IMAGING,  INC.
                 CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                     (UNAUDITED)

                                                                Nine Months Ended
                                                                   September 30,
                                                                1996             1995
                                                          --------------    ------------
 OPERATING ACTIVITIES:
 Net income                                                $  5,051,000      $3,580,000
 Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                         10,479,000      10,093,000
       Amortization of deferred financing charges               325,000          60,000
       Distributions in excess of (undistributed) equity
          in income of investee                                 (74,000)       (241,000)
       Gain on disposal of equipment                                 --        (195,000)
       Changes in operating assets and liabilities:
                  Accounts receivable, net                   (1,696,000)        553,000
          Prepaid expenses                                     (566,000)       (278,000)
          Other receivables                                     247,000         (77,000)
          Other assets                                          (31,000)       (101,000)
          Other liabilities                                   1,117,000         (31,000)
          Accounts payable, accrued compensation and
             other accrued liabilities                        2,496,000       1,064,000
                                                          --------------    -----------
 Net cash provided by operating activities                   17,348,000      14,427,000

 INVESTING ACTIVITIES:
 Purchase of contracts and related assets of
    Advanced Healthcare Diagnostic Service, Inc.                     --        (412,000)
 Purchase of contracts and related assets of
    Mobile M.R. Venture, Ltd.                                  (455,000)             --
 Purchase of common stock of Royal Medical Health
     Services, Inc., net of cash acquired                    (1,844,000)             --
 Purchase of common stock of Sun MRI Services, Inc.
     net of cash acquired                                      (269,000)             --
 Purchase of contracts and related assets of
     West Coast Mobile Imaging                                  (90,000)             --
 Equipment purchases                                        (20,504,000)     (7,308,000)
 Decrease in deposits on equipment                            1,297,000         514,000
 Proceeds from disposal of equipment                                 --       1,997,000
                                                          --------------    -----------
    Net cash used in investing activities                   (21,865,000)     (5,209,000)

                               ALLIANCE  IMAGING,  INC.
                 CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                     (UNAUDITED)

                                     (CONTINUED)


FINANCING ACTIVITIES:
Principal payments on long-term debt                         (9,567,000)    (6,098,000)
Proceeds from long-term debt                                 15,618,000      7,718,000
Payment of preferred stock dividend                            (930,000)            --
Proceeds from exercise of employee stock options                 21,000         55,000
Increase in deferred financing charges                          (76,000)            --
                                                          -------------     ----------
   Net cash provided by (used in) financing activities        5,066,000     (1,018,000)
                                                          -------------     ----------
NET INCREASE IN CASH AND SHORT-TERM
   INVESTMENTS                                                  549,000      8,200,000

CASH AND SHORT-TERM INVESTMENTS,
   BEGINNING OF PERIOD                                       11,128,000      2,478,000
                                                          -------------     ----------
CASH AND SHORT-TERM INVESTMENTS, END
   OF PERIOD                                                $11,677,000    $10,678,000
                                                          -------------     ----------
                                                          -------------     ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Interest paid                                          $ 4,176,000    $ 4,193,000
     Income taxes paid                                          307,000        341,000


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

During the 1996 second quarter, the Company purchased all of the common stock of Royal Medical Health Services, Inc. for cash consideration of approximately $1,914,000. In conjunction with the acquisition, liabilities were assumed as follows:

       Fair value of assets acquired          $ 8,601,000
       Cash paid for common stock              (1,914,000)
                                              -----------
          Liabilities assumed                 $ 6,687,000
                                              -----------
                                              -----------

As additional consideration for the above purchase, the Company issued convertible preferred stock in the amount of $388,000 and common stock warrants valued at $212,000. As a result of this transaction, the Company recorded goodwill of approximately $3,945,000.

During the 1996 third quarter, the Company purchased all of the common stock of Sun MRI Services, Inc. for cash consideration of approximately $391,000. In connection with the acquisition, liabilities were assumed as follows:

       Fair value of assets acquired          $ 1,602,000
       Cash paid for common stock                (391,000)
                                              -----------
          Liabilities assumed                 $ 1,211,000
                                              -----------
                                              -----------

See Note to Condensed Consolidated Financial Statements

                                Alliance Imaging, Inc.
                            Note to Condensed Consolidated
                                 Financial Statements


                                  September 30, 1996
                                     (Unaudited)


BASIS OF PREPARATION

       The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the Company) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

       The earnings per common share calculations for the nine month periods ended September 30, 1996 and 1995 are based upon average common and common equivalent shares outstanding during the periods, and reflect preferred dividend requirements totaling $706,000 and $698,000, respectively. Common equivalent shares include vested stock options and warrants with an exercise price lower than current market value.

       The provisions for income taxes for the nine month periods ended September 30, 1996 and 1995 are less than the statutory federal rate due to utilization of certain net operating loss carryforwards during the periods.

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

RESULTS OF OPERATIONS - COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO NINE MONTHS ENDED SEPTEMBER 30, 1995

       Revenues for the first nine months of 1996 were $49,097,000, an increase of $4,792,000, or 10.8%, over 1995. Excluding the revenues of $2,756,000 from operations which were sold in the second half of 1995, the increase in revenues was $7,548,000, or 18.2%, with Royal accounting for $2,884,000, or 6.9%, of the increase. This increase reflects a scan-based MRI revenue increase of $6,006,000, or 16.0%, ($2,774,000, or 7.4%, as a result of the Royal acquisition), resulting from a 20.9% increase in scan volume partially offset by a 4.1% decrease in the average revenue realized per MRI scan. Royal accounted for 4.8% of the scan volume increase and 0.5% of the offsetting price per scan decrease. Management attributes the non-Royal volume increase to the Company's continuing fleet upgrade program, which has enabled the Company to obtain new long-term contracts from both existing and new customers and to the effect of some smaller acquisitions. Management believes the decrease in average revenues realized per scan is the result of: continuing competitive pressure in the MRI service industry and cost containment efforts by health care payers; obtaining contracts with customers that have high scan volumes which justify lower scan prices; and many customers achieving discount price levels by virtue of attaining higher scan volumes. Revenue under fixed fee contracts increased $693,000, or 46.2%, resulting from an increased number of MRI systems under such arrangements.

       The Company's fleet included 87 MRI systems at September 30, 1996 compared to 74 MRI systems at September 30, 1995. The average number of MRI systems operated by the Company was 84 during the first nine months of 1996, compared to 73 during the first nine months of 1995.

       Operating expenses, excluding depreciation, totaled $23,549,000 in the first nine months of 1996, an increase of $2,111,000, or 9.8%, from the first nine months of 1995. Excluding expenses of $1,008,000 related to operations which were sold in the second half of 1995, the increase in operating expenses was $3,119,000, or 15.3%, with Royal contributing $1,431,000, or 7.0%, of the increase. Payroll and related employee expenses increased $1,424,000, or 17.3%, which was in line with the revenue increase. Equipment rental expense increased $1,003,000, or 84.6% ($369,000 or 31.1%, was attributable to Royal). The increase resulted from a higher number of rented MRI systems in operation and the Company's leasing of 20 new tractors in 1996.

       Depreciation expense during the first nine months of 1996 totaled $9,170,000, an increase of $80,000, or 0.9%. Excluding depreciation expense of $638,000 related to operations which were sold in the second half of 1995, depreciation expense increased $718,000, or 7.9%, from the 1995 level principally due to a higher amount of depreciable assets associated with equipment additions and the Royal acquisition. Amortization expense in the first nine months of 1996 increased $306,000, or 30.5%, over the 1995 period as a result of the Royal acquisition and three other smaller acquisitions, one in the first quarter of 1996 and two in the third quarter of 1996.

       Selling, general and administrative expenses totaled $4,879,000 in the first nine months of 1996, an increase of $191,000, or 4.1%, from the first nine months of 1995. Excluding expenses of $369,000 related to operations sold in the second half of 1995, selling, general and administrative expenses increased $560,000, or 13.0%. Payroll and related expenses increased $503,000, primarily as a result of increased staffing levels and employee compensation.

       Interest expense of $4,184,000 in the first nine months of 1996 was $308,000, or 7.9%, higher than the same period in 1995, primarily as a result of higher average outstanding debt balances during the first nine months of 1996 as compared to the first nine months of 1995. This increase was principally due to debt assumed in connection with the Royal acquisition and additional borrowings related to equipment additions.

       An income tax provision of $955,000 was recorded in the first nine months of 1996. The Company's pre-tax income in 1996 is substantially offset by net operating loss carryforwards; however, certain federal alternative minimum taxes and state tax liabilities apply to this income, giving rise to the tax provision recorded. In the first nine months of 1995, an income tax provision of $630,000 was recorded, also related to certain federal alternative minimum taxes and state tax liabilities. The Company's 1996 effective tax rate of approximately 16% of pre-tax income was comparable with the 1995 rate.

       The Company's net income was $5,051,000 in the first nine months of 1996 compared to net income of $3,580,000 in the first nine months of 1995, an increase of $1,471,000, or 41.1%, primarily attributable to an increase in revenues achieved without a proportionate increase in operating and selling, general and administrative expenses. Earnings per common share totaled $.38 in the first nine months of 1996, compared to earnings per common share of $.26 for the same period in 1995, an increase of 46.2%. The earnings per common share calculations reflect preferred dividend requirements of $706,000 in the first nine months of 1996 and $698,000 for the same period in 1995.

RESULTS OF OPERATIONS - COMPARISON OF QUARTER ENDED SEPTEMBER 30, 1996 TO QUARTER ENDED SEPTEMBER 30, 1995

       Revenues for the third quarter of 1996 were $17,795,000, an increase of $2,737,000, or 18.2%, over 1995. Excluding the revenues of $1,241,000 from operations which were sold in the second half of 1995, the increase in revenues was $3,978,000, or 28.8%, with Royal accounting for $1,677,000, or 12.1%, of the increase. This increase reflects a scan-based MRI revenue increase of $3,257,000, or 25.9% ($1,611,000, or 12.8%, as a result of the
Royal acquisition), resulting from a 31.3% increase in scan volume partially offset by a 4.1% decrease in the average revenue realized per MRI scan.
Royal accounted for 14.2% of the scan volume increase and 0.7% of the offsetting price per scan decrease. Management attributes the non-Royal volume increase to the Company's continuing fleet upgrade program, which has enabled the Company to obtain new long-term contracts from both existing and new customers. Management believes the decrease in average revenues realized per scan is the result of: continuing competitive pressure in the MRI service industry and cost containment efforts by health care payers; obtaining contracts with customers that have high scan volumes which justify lower scan prices; and many customers achieving discount price levels by virtue of attaining higher scan volumes. Revenue under fixed fee contracts increased $365,000, or 74.8%, resulting from an increased number of MRI systems under such arrangements. Excluding items related to operations sold in the second half of 1995, other revenue increased $359,000, primarily as a result of the third quarter 1995 acquisition of a mobile CT business.

       The average number of MRI systems operated by the Company was 88 during the third quarter of 1996, compared to 74 during the third quarter of 1995.

       Operating expenses, excluding depreciation, totaled $8,530,000 in the third quarter of 1996, an increase of $1,409,000, or 19.8%, from third quarter 1995. Excluding expenses of $351,000 related to operations which were sold in the second half of 1995, the increase in operating expenses was $1,760,000, or 26.0%, with Royal contributing $907,000, or 13.4%, of the increase. Payroll and related employee expenses increased $756,000, or 27.8%, which was in line with the revenue increase. Equipment rental expense increased $594,000, or 182.2% ($244,000, or 74.8% was attributable to Royal.)
 The increase resulted from a higher number of rented MRI systems in operation and the Company's leasing of 20 new tractors in 1996.

       Depreciation expense during the third quarter of 1996 totaled $3,122,000, an increase of $48,000, or 1.6%. Excluding depreciation expense of $186,000 related to operations which were sold in the second half of 1995, depreciation expense increased $234,000, or 7.6%, from the 1995 level due to a higher amount of depreciable assets associated with equipment additions and the Royal acquisition. Amortization expense in the 1996 third quarter increased $224,000, or 65.9%, over the 1995 period as a result of the Royal acquisition and three other smaller acquisitions, one in the first quarter of 1996 and two in the third quarter of 1996.

       Selling, general and administrative expenses totaled $1,719,000 in the third quarter of 1996, an increase of $170,000, or 11.0%, from the third quarter of 1995. Excluding expenses of $139,000 related to operations sold in the second half of 1995, selling, general and administrative expenses increased $309,000, or 21.9%. Payroll and related employee expenses increased $204,000, primarily as a result of increased staffing levels and employee compensation.

       Interest expense of $1,501,000 in the third quarter of 1996 was $228,000, or 17.9%, higher than the same period in 1995 primarily as a result of the debt assumed related to the Royal acquisition and amortization of the value assigned to common stock warrants issued in connection with certain debt amendments in the second quarter of 1996.

       An income tax provision of $410,000 was recorded in the third quarter of 1996. The Company's pre-tax income in 1996 is substantially offset by net operating loss carryforwards; however, certain federal alternative minimum taxes and state tax liabilities apply to this income, giving rise to the tax provision recorded. In the third quarter of 1995, an income tax provision of $254,000 was recorded, also related to certain federal alternative minimum taxes and state tax liabilities. The Company's 1996 third quarter effective tax rate of approximately 17.4% of pre-tax income increased over the 1995 rate of 15% as a result of the non-deductibility of certain goodwill associated with the Company's recent acquisitions.

       The Company's net income was $1,949,000 in the third quarter of 1996 compared to net income of $1,447,000 in the third quarter of 1995, an increase of $502,000, or 34.7%, primarily attributable to an increase in revenues achieved without a proportionate increase in operating and selling, general and administrative expenses. Earnings per common share totaled $.15 in the second quarter of 1996, compared to earnings per common share of $.11 for the same period in 1995, an increase of 36.4%. The earnings per common share calculations reflect preferred dividend requirements of $238,000 in the third quarter of 1996 and $232,000 in the third quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 1996, cash and short-term investments were $11,677,000 compared to $11,128,000 at December 31, 1995, and the aggregate of the Company's long-term debt and senior subordinated debentures was $74,756,000 compared to $65,932,000 at December 31, 1995. The Company obtained a $3,000,000 revolving line of credit secured by accounts receivable in December 1995. This line, which has not been utilized, is intended to act as a temporary supplement to fund working capital needs.

       The Company generated $17,347,000 in net cash from operating activities during the first nine months of 1996, compared to $14,458,000 during 1995's first nine months, an increase of $2,889,000, or 20.0%. This cash flow was sufficient to meet the Company's debt service obligations and capital expenditures not financed. During the first nine months of 1996, the Company financed $15,618,000 of capital expenditures and repaid $9,567,000 of long-term debt. In addition, the Company assumed $5,532,000 of long-term debt in connection with the Royal acquisition and $1,135,000 of long-term debt in connection with the acquisition of Sun MRI Services, Inc. (see Capital Expenditures section). The Company believes its continuing cash flow from operations as well as its cash balances and other credit sources will be adequate for anticipated operating, debt service, preferred dividend and capital expenditure requirements.

       Debt service requirements on the Company's senior notes, with a balance of $25,400,000 at September 30, 1996, include payments of interest at 7.5%, plus aggregate principal payments of $400,000 in 1996 (gradually increasing to $6,200,000 in 2003). The Company made an additional $1,000,000 principal payment in April 1996 in connection with the lender's agreement to increase capital expenditure limitations (see below). The senior subordinated debentures with a balance of $16,070,000 at September 30, 1996, require quarterly payments of $187,500 through 2003 (increasing to approximately $1,900,000 in 2004 and 2005) which, for financial statement purposes, are recorded as principal reductions; no interest expense will be recorded during the contractual term of the debentures, in accordance with generally accepted accounting principles.

       In early November, 1996, all of the Company's senior notes were sold by the existing holders to new owners. The Company and the new owners entered into an amendment of the terms of the senior notes, including to provide for monthly rather than quarterly interest payments. In addition, the Company prepaid $5,300,000 of the principal amount of the notes at a substantial discount, leaving

$20,100,000 in principal amount of the notes outstanding. As a result, the Company will report an extraordinary gain in the fourth quarter of 1996 of approximately $1,240,000, or $.11 per common share, from this early extinguishment of debt. In connection with the sale of the notes, the new holders and the Company agreed to the removal or modification of various restrictive covenants contained in the note purchase agreement governing the notes.

       The Company's Series A preferred stock, with a balance of $16,197,000 (including accumulated dividends of $698,000) at September 30, 1996, bears a dividend at 6% of its original liquidation value ($15,500,000) annually. However, dividends may be paid in cash only if certain defined operating cash flow levels are achieved or to the extent of proceeds from the sale of new common equity. The Company's 1995 cash flow substantially exceeded the level required to pay the 1995 Series A preferred stock dividend in cash and such dividend was paid in April 1996 in the amount of $930,000. Although the Company expects to be able to pay the Series A preferred stock dividends attributable to 1996 and subsequent years in cash, there can be no assurance that future cash flow levels will be sufficient to permit the payment of such future dividends in cash. If annual cash dividends are not or cannot be paid, dividends will be payable in Series B preferred stock, which has no dividend requirement and is convertible into common stock at specified prices. Consequently, substantial amounts of common stock equivalents may be issued to the holders of the Series A preferred stock in the future, which would cause significant dilution to present common stockholders. Both series of preferred stock have mandatory redemption requirements (in the case of Series B, if not previously converted to common stock) applicable after the senior notes and senior subordinated debentures are fully repaid.

       In connection with the Royal acquisition, the Company issued Series C preferred stock which has a balance of $396,000 (including accumulated dividends of $8,000) at September 30, 1996. The Series C preferred stock bears a dividend, payable in cash only, of 5% of its original liquidation value ($388,000) annually; it is redeemable at the Company's option, but does not have mandatory redemption requirements. Holders of Series C preferred stock may convert their stock into common stock at a specified price. Management believes that the conversion of all of the Series C preferred stock would not cause significant dilution to present common stockholders.

       The senior notes, senior subordinated debentures and certain other credit agreements contain various covenants related to financial ratios and other matters. The Company was in compliance with these covenants at September 30,1996.

CAPITAL EXPENDITURES

       The Company purchased nine new high-field MRI systems and upgraded 13 other MRI systems at a total approximate cost of $20,500,000 during the first nine months of 1996. The Company currently plans to purchase eight additional high-field MRI systems in 1996 and to upgrade seven additional systems. The Company's senior secured and subordinated lenders agreed in April 1996 to increase the Company's allowable capital expenditures to a total of $34 million in 1996 and 1997, an increase of $14 million from previous levels. Consequently, the Company may purchase or upgrade several more systems in 1996 as opportunities to place new equipment into service arise when future contracts are signed and existing contracts are renewed.

       In addition, the Company expects to dispose of substantially all of its remaining less technologically advanced systems in 1996 in exchange for new MRI systems. The Company intends to use a combination of existing cash reserves, cash flow from operations and long-term secured equipment financing to finance its capital expenditures, although there can be no assurance that such financing will be available to the Company. The Company intends to continue focusing on acquiring state-of-the-art equipment while disposing of older systems.

       In connection with the Royal acquisition, the Company acquired six MRI systems. In August, the Company acquired all of the outstanding shares of Sun MRI Services, Inc., a northern California based MRI service provider. In connection with this transaction, the Company obtained one MRI system and six hospital contracts. These transactions were primarily funded from existing cash reserves and debt assumed. In late September, 1996, the Company acquired certain assets and associated contracts from West Coast Mobile Imaging, a southern California based CT service provider. Although the acquisition was comparatively small, it added sixteen new CT customers and was funded from existing cash reserves. Additional investments of this nature may be made in the future (subject to certain conditions contained in the Company's long-term financing arrangements) from a combination of cash reserves, cash flow from operations, common or preferred equity and long-term secured or unsecured financing, if available.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

       Exhibit No. Note   Description
       ----------- ----   -----------
       3.1         (1)    Restated Certificate of Incorporation of Alliance
                          Imaging.

       3.1.1       (1)    Certificate of Amendment of Restated Certificate of
                          Incorporation  of Alliance Imaging, Inc.

       3.1.2       (1)    Certificate of Correction of Certificate of Amendment
                          of Restated Certificate of Incorporation of Alliance
                          Imaging, Inc.

       3.1.3       (8)   Certificate of Amendment of Restated Certificate of
                         Incorporation of Alliance Imaging, Inc.

       3.2         (1)   By-Laws of Alliance Imaging, Inc., as amended.

       4.1         (1)   Specimen of Common Stock Certificate.

       4.2        (11)   Amended and Restated Purchase Agreement dated as of
                         December 31, 1994 among the Registrant and the holders of the Registrant's Senior Subordinated Debentures due 2005.

       4.2.1       (9)   Amendment No. 1 to Amended and Restated Purchase
                         Agreement dated as of December 31, 1994 among the Registrant and the holders of the Registrant's Senior
                         Subordinated Debentures due 2005.

       4.2.2      (20)   Amendment No. 2 to Amended and Restated Purchase
                         Agreement dated as of April 15, 1996 among the Registrant and the holders of the Registrant's
                         Senior Subordinated Debentures due 2005.

       4.3         (1)   Note Purchase Agreement dated as of April 14, 1989
                         governing sale of Senior Notes by Alliance
                         Imaging, Inc.

       4.4         (1)   First Amendment to Note Purchase Agreement dated as of
                         September 20, 1990 among Alliance Imaging, Inc., CIGNA
                         Property and Casualty Insurance Company, Connecticut
                         General Life Insurance Company, Insurance Company of
                         America and Life Insurance Company of North America.

       4.4.1       (1)  Amendment No. 2 to Note Purchase Agreement dated as of
                        September 3, 1991.

       4.4.2       (2)  Amendment No. 3 to Note Purchase Agreement dated as of
                        December 1, 1991.

       4.4.3       (3)  Amendment No. 4 to Note Purchase Agreement dated as of
                        December 31, 1992.

       4.4.4       (4)  Amendment No. 5 to Note Purchase Agreement dated as of
                        September 30, 1993.

       4.4.5       (6)  Amendment No. 6 to Note Purchase Agreement dated as of
                        January 1, 1994.

       4.4.9      (12)  Amendment No. 7 to Note Purchase Agreement dated as of
                        December 31, 1994.

       4.4.10      (9)  Amendment No. 8 to Note Purchase Agreement dated as of
                        December 31, 1994.

       4.4.11     (20)  Amendment No. 9 to Note Purchase Agreement dated as of
                        April 15, 1996.

       4.4.12     (21)  Amendment No. 10 to Note Purchase Agreement dated as of
                        November 6, 1996.

       4.5         (1)  Amended and Restated Shareholders Agreement dated as of
                        April 17, 1989.

       4.6        (13)  Security Agreement dated as of December 31, 1994 among the Registrant, the holders of the Senior Notes and the Collateral Agent for the Senior Noteholders.

       4.7        (14)  Guaranty dated as of December 31, 1994 of the
                        Registrant's obligations to the Senior Noteholders and the Senior Subordinated Debentureholders executed by the subsidiaries of the Registrant identified therein.

       4.8        (15)  Registration Rights Agreement dated as of December 31,
                        1994 among the Registrant, the Senior Noteholders and the Senior Subordinated Debentureholders.

       4.9        (16)  Certificate of Designation concerning the Registrant's
                        Series A 6.0% Cumulative Preferred Stock.

       4.10       (17)  Certificate of Designation concerning the Registrant's
                        Series B Convertible Preferred Stock.

       4.11       (20)  Certificate of Designation concerning the Registrant's
                        Series C 5% Cumulative Convertible Redeemable Preferred Stock.

       9.1         (1)  Amended and Restated Voting Trust Agreement between
                        Donaldson, Lufkin & Jenrette Capital Corporation and Meridian Trust Company dated December 29, 1988.

       10.4        (3)  1991 Stock Option Plan of Alliance Imaging, Inc.
                        adopted on May 10, 1991, amended on May 23, 1991, amended on March 17, 1992, and amended on February 23, 1993.

       10.5        (1)  Form of Incentive Stock Option Agreement pursuant to
                        1991 Stock Option Plan of Alliance Imaging, Inc.

       10.5.1      (1)  Form of Non-Qualified Stock Option Agreement pursuant to 1991 Stock Option Plan of Alliance Imaging, Inc.

       10.5.2      (7)  Form of Incentive Stock Option Agreement pursuant to
                        1991 Stock Option Plan of Alliance Imaging, Inc., utilized for certain option grants beginning in 1994.

       10.5.3      (9)  Form of letter to optionees dated February 21, 1995
                        amending terms of stock options granted March 10, 1994.

       10.11       (1)  Association Agreement by and between Alliance Imaging,
                        Inc. and Alliance Medical, Ltd., dated September 30,
                        1989.

       10.16       (1)  Form of Indemnification Agreement between Alliance
                        Imaging, Inc. and its directors and/or officers.

       10.18       (2)  Lease Agreement dated September 13, 1991, by and
                        between Alliance Imaging, Inc. and Crestview Partners.

       10.20       (5)  Georgia Magnetic Imaging Center, Ltd. Limited
                        Partnership Agreement dated as of March 22, 1985.

       10.20.1     (5)  Amendment to Georgia Magnetic Imaging Center, Ltd.
                        Limited Partnership Agreement dated as of July 1, 1993.

       10.24       (8)  Employment Agreement dated as of September 9, 1993,
                        between Alliance Imaging, Inc. and Richard N. Zehner.

       10.25       (8)  Employment Agreement dated as of September 9, 1993,
                        between Alliance Imaging, Inc. and Vincent S. Pino.

       10.26       (8)  Employment Agreement dated as of September 9, 1993,
                        between Alliance Imaging, Inc. and Terry A. Andrues.

       10.27       (8)  Employment Agreement dated as of September 9, 1993,
                        between Alliance Imaging, Inc. and Jay A. Mericle.

       10.28       (8)  Employment Agreement dated as of September 9, 1993,
                        between Alliance Imaging, Inc. and Terrence M. White.

       10.29       (8)  Employment Agreement dated as of September 6, 1994,
                        between Alliance Imaging, Inc. and Neil M. Cullinan.

       10.30       (8)  Employment Agreement dated as of September 6, 1994,
                        between Alliance Imaging, Inc. and Cheryl A. Ford.

       10.31      (10)  Standstill Agreement dated as of December 31, 1994
                        between the Registrant and Connecticut General Life Insurance Company, CIGNA Property and Casualty Insurance Company, Insurance Company of North America and Life Insurance Company of North America.

       10.32      (10)  Standstill Agreement dated as of December 31, 1994
                        between the Registrant and Northwestern Mutual Life Insurance Company.

       10.33      (10)  Standstill Agreement dated as of December 31, 1994
                        between the Registrant and The Travelers Indemnity Company, The Travelers Insurance Company and The Travelers Life and Annuity Company.

       10.34      (10)  Standstill Agreement dated as of December 31, 1994
                        between the Registrant and The Lincoln National Life Insurance Company.

       10.35      (10)  Standstill Agreement dated as of December 31, 1994
                        between the Registrant and The Equitable Life Assurance Society of the United States.

       10.36      (18)  Employment Agreement dated July 7, 1995 between
                        Alliance Imaging, Inc. and Michael W. Grismer.

       10.37      (19)  Long-Term Executive Incentive Plan dated as of March
                        28, 1995, adopted in final form November 28, 1995.

       10.38      (19)  Loan and Security Agreement with Comerica Bank-
                        California, dated as of December 21, 1995.

       10.39      (20)  Royal Medical Health Services, Inc. Merger Agreement
                        dated as of April 16, 1996.

       10.40      (20)  A & M Trucking, Inc. Acquisition Agreement dated as of
                        April 16, 1996.

       10.41      (20)  Form of Warrant Agreement concerning 100,000 common
                        shares with an exercise price of $3.9375 per share dated as of April 15, 1996.

       10.42      (20)  Form of Warrant Agreement concerning 100,000 common
                        shares with an exercise price of $5.00 per share dated as of April 15, 1996.

       10.43      (21)  Form of Warrant Agreement concerning 125,000 common
                        shares with an exercise price of $5.00 per share dated as of November 6, 1996.
______________________________
  (1) Incorporated by reference herein to the indicated exhibits filed in response to Item 16, "Exhibits" of the Company's Registration Statement on Form S-1, No. 33-40805, initially filed on May 24, 1991.

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

  (8) Incorporated by reference herein to the indicated exhibit filed in response to Item 6(a), "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

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

 (18) Incorporated by reference herein to the indicated Exhibit filed in response to Item 6(a), "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

 (19)  Incorporated by reference herein to the indicated Exhibit in response to
       Item 14(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 (20) Incorporated by reference herein to the indicated Exhibit filed in response to Item 6(a), "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

 (21)  Filed herewith.

  (b)  REPORTS ON FORM 8-K IN THE THIRD QUARTER OF 1996:

       None filed for the quarter ended September 30, 1996.



                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ALLIANCE  IMAGING,  INC.



November 8, 1996                     By: /s/ Richard N. Zehner
                                         ----------------------
                                         Richard N. Zehner
                                         Chairman, President and
                                         Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 8, 1996.

          Signature                                 Title
          ---------                                 -----


 /s/ Richard N. Zehner             Chairman of the Board of Directors,
 ---------------------             President and Chief Executive Officer
     Richard N. Zehner             (Principal Executive Officer)



 /s/ Terrence M. White             Senior Vice President, Chief
 ---------------------             Financial Officer and Secretary
     Terrence M. White            (Principal Financial Officer)