Form 10-Q/A
period 1996-09-30
ALLIANCE IMAGING INC /DE/
filed 1996-11-20
CIK 817135

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                             ____________________________


                                      FORM 10-Q/A

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
                                     (UNAUDITED)

                                     (CONTINUED)


FINANCING ACTIVITIES:
Principal payments on long-term debt                         (9,567,000)   (10,048,000)
Proceeds from long-term debt                                 15,618,000      8,935,000
Payment of preferred stock dividend                            (930,000)            --
Proceeds from exercise of employee stock options                 21,000         95,000
Increase in deferred financing charges                          (76,000)            --
                                                          -------------     ----------
   Net cash provided by (used in) financing activities        5,066,000     (1,018,000)
                                                          -------------     ----------
NET INCREASE IN CASH AND SHORT-TERM
   INVESTMENTS                                                  549,000      8,200,000

CASH AND SHORT-TERM INVESTMENTS,
   BEGINNING OF PERIOD                                       11,128,000      2,478,000
                                                          -------------     ----------
CASH AND SHORT-TERM INVESTMENTS, END
   OF PERIOD                                                $11,677,000    $10,678,000
                                                          -------------     ----------
                                                          -------------     ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Interest paid                                          $ 4,176,000    $ 4,193,000
     Income taxes paid                                          307,000        341,000


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