Form 10-K
period 1996-12-31
ALLIANCE IMAGING INC /DE/
filed 1997-03-31
CIK 817135

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                             ____________________________

                                      FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                           SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996    COMMISSION FILE NUMBER 0-16334
                              _________________________

                                ALLIANCE IMAGING, INC.
                (Exact name of registrant as specified in its charter)

       DELAWARE                                    33-0239910
 (State of Incorporation)              (IRS Employer Identification Number)

        1065 NORTH PACIFICENTER DRIVE, SUITE 200, ANAHEIM, CALIFORNIA  92806
                (Address of principal executive office)    (Zip Code)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 921-5656

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

            SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                             COMMON STOCK, $.01 PAR VALUE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----    -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K Section 229.405 of Title 17, Code of Federal Regulations is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 1997 (computed by reference to the last reported sale price of registrant's common stock on NASDAQ on such date): $65,485,783

    Number of shares outstanding of each of the registrant's classes of common stock as of March 24, 1997: Common Stock, $.01 par value, 10,927,471 shares.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders of Alliance Imaging, Inc. are incorporated herein by reference in Part III.

    Certain exhibits are incorporated herein by reference as set forth in Item 14(a)3, Index to Exhibits, in Part IV.

                                        PART I


ITEM 1.   BUSINESS.

GENERAL

    Alliance Imaging, Inc. (the Company) provides outsourced radiology services and high technology diagnostic imaging systems and related technical support services, as well as management and information services to hospitals
and other health care providers.   The Company's magnetic resonance imaging
("MRI") services include the provision of high technology diagnostic imaging systems, highly-trained technologists to operate the imaging systems, equipment maintenance and upgrades, the management of day-to-day operations, educational and marketing support, patient scheduling, billing and collection services, managed care contracting and professional liability insurance. The Company's MRI services are provided on both a mobile, shared-user basis and on a full-time basis to single customers. Since its introduction in the early 1980's, MRI experienced rapid growth due to wide clinical acceptance and is now the preferred imaging modality for many diagnostic imaging procedures. The sophisticated diagnostic imaging systems provided by the Company produce highly detailed images of a patient's internal anatomical structures to aid in the diagnosis of disease or injury and the selection of therapy by health care providers. The Company believes that it is one of the largest providers of hospital based fixed-site and shared-user MRI services and imaging systems in the United States. The Company also provides computed axial tomography ("CT") services and imaging systems, primarily in California; revenues from such services and imaging systems accounted for approximately 5% of the Company's revenues for the year ended December 31, 1996.

CUSTOMER BASE

    The Company believes that many hospitals and other health care providers require access to MRI services to remain competitive in the health care marketplace. Many health care providers, however, lack sufficient scan volume or financial resources to justify the purchase of an MRI system. Such providers contract for mobile, shared-user systems or single-user, full-time systems to gain access to MRI technology and to provide comprehensive MRI services to their patients. In addition, many health care providers, regardless of whether their patient utilization levels and financial resources justify the purchase of an MRI system, prefer to contract with the Company for full-time or shared-user imaging systems to: (i) obtain the use of an MRI system without any capital investment or financial risk; (ii) retain the ability to switch system types and avoid technological risk; (iii) obtain MRI services in jurisdictions in which the use of the Company's services facilitates the procurement of regulatory approvals; (iv) avoid future uncertainty as to reimbursement policies; (v) eliminate the need to recruit, train and manage qualified technologists; (vi) outsource their entire MRI service to obtain access to needed technology while avoiding financial investment or risk and obtaining management expertise; or (vii) provide additional imaging services when patient demand exceeds their in-house capability.

    The Company's MRI and CT services, which include imaging systems, technologists and support services, are provided on both a mobile, shared-user basis and on a full-time basis to single customers. As of December 31, 1996, the Company provided imaging systems and related technologists and support services to 371 customers (316 for MRI services and 70 for CT services; some customers contract for both modalities) consisting primarily of medium-sized hospitals (i.e., hospitals with 100-250 beds). Currently, the Company provides services and equipment to customers in 36 states.

    The Company's strategy includes providing new or upgraded MRI systems to both mobile and single user customers under long-term contracts, expanding the number of systems in fixed-site locations, replacing certain older mobile systems with more technologically advanced systems and increasing the utilization of its existing systems. The Company's business plan calls for targeting customers in smaller and medium-sized cities and towns because the Company believes that customers in those locations have a desire or need for MRI services and systems but generally do not have the same access to MRI services and systems as customers in larger metropolitan areas. The Company actively targets smaller and medium-sized hospitals, clinics, multi-physician specialty groups, health maintenance organizations and governmental installations for future business. The Company also plans to expand into regions of the country not currently served via internal growth as well as by acquisition of regional MRI providers.

    New applications for MRI technology are continuously being researched. Several contrast agents for use in imaging of the abdomen and the central nervous system are in various stages of Food and Drug Administration approval. Management anticipates that such developments will significantly broaden the technical capabilities of MRI. MRI is also becoming an increasingly viable diagnostic tool in the field of angiography and cardiology. New applications may increase usage of MRI by hospitals and other health care facilities, including health maintenance organizations and multi-physician specialty groups. Smaller clinics or medical centers, which may not be able to afford to purchase, install and operate MRI systems, provide another potential customer base.

    The profitability of the Company is based substantially on the degree to which the Company can utilize its imaging systems. Currently, the Company has its MRI systems contracted on average for five to six days a week. The Company believes that as customers become familiar with the basic or expanded technology and its applications, the corresponding MRI system's rate of usage generally increases, causing the number of scans per day to increase and eventually leading to requests for additional days of usage.

    Part of the Company's strategy is to retain existing customers with high scan volumes and system usage by providing them with full-time MRI systems under long-term, fee-per-scan contracts in either existing mobile vans or relocatable, modular buildings. Because initiation of MRI services at a new customer's location is generally associated with lower scan volume and revenue, the Company's financial performance is temporarily adversely affected by non-renewal or early termination of customer contracts even if such contracts are replaced relatively quickly. The Company is subject to the risk that customers will cease using the Company's MRI services in order to purchase or lease their own MRI systems. The Company disposed of most of its older MRI systems in 1994 and 1995 and had no systems out of service at December 31, 1996. While most of the Company's business is provided on a contract basis to health care providers, a portion is being performed in a provider, or direct patient billing, mode. For the year ended December 31, 1996, no single contract customer accounted for more than three percent of revenues.

JOINT VENTURE

    The Company, through a subsidiary, is a partner in a joint venture at December 31, 1996. This partnership operates a fixed-site MRI system at a large hospital in Georgia. It is supervised by a radiology medical group.

MARKETING

    Currently, the Company's sales force consists of 14 members who identify and contact candidates for the Company's services. Direct marketing plays a primary role in the Company's development of new customers. Each of the sales managers reports to one of five senior corporate managers who each have overall management and sales responsibility for a specific region of the country. The Company believes that having senior managers involved in sales and contract negotiations enhances its ability to obtain new contracts.

CUSTOMER SUPPORT

    As part of its full service package, the Company provides several levels of support to a hospital or health care provider. The Company's technologists who staff the MRI systems regularly work with the hospital radiologists, referring physicians and nursing staff to perform the scans. The technologists also work with regional technical advisors who are specialists in MRI technology and consult on specialized technical problems, hold periodic training sessions for the technologists, radiologists, referring physicians and healthcare customers and provide problem-solving services. These specialists play a central role in the Company's retention of accounts and building of scan volume. Management believes that targeted direct marketing at each hospital with assigned responsibility for support services is a key element for broadening the awareness of MRI technology, building scan volume and obtaining contract renewals.

OPERATIONS AND SCHEDULING

    The Company's seven regional offices market, manage and staff the operation of its imaging systems. The Company's regional offices are located in: Orange and Roseville, California; Chicago, Illinois; Colorado Springs, Colorado; Burlington, Connecticut; Pittsburgh, Pennsylvania; and Macon, Georgia. Each region has individuals responsible for sales and operations management. MRI systems are currently scheduled for as little as one-half day and up to seven days per week at any particular facility. Generally, technologists, and a driver, if required, are assigned to each of the operating systems. Movement of the systems typically occurs at night via a fleet of Company-owned or leased tractors. The drivers move the systems and activate them upon arrival at each imaging site so that the systems are operational when the Company's technologists arrive on the following scheduled imaging day.

CONTRACTS AND FEES

    Contract fees are charged on a fee-per-scan, fee-per-day or fee-per-month basis (with numerous variations within each billing method to accommodate particular customers' needs). Generally, contracts billed on a fee-per-scan or fee-per-day basis include the provision of technologists by the Company, while contracts billed on a fee-per-month basis generally do not. Although a typical contract offers daily flat-rate options, most customers currently pay on a fee-per-scan basis. The amount of fees under this billing method depends upon the type of imaging system provided, the term of the contract, the types and number of scans performed as well as the day of the week on which scans are performed. The contracts typically allow the Company to reduce the number of days of service provided based upon the customer's exam volume, or to terminate the contract if the Company is unable to realize a profit on the services provided.

IMAGING SYSTEMS

    The Company purchases all of its imaging systems from major medical device manufacturers, primarily General Electric Medical Systems, Siemens Medical Systems and Picker International. Generally, the Company orders its imaging systems from such major manufacturers while simultaneously contracting with health care providers for their use, thereby reducing the Company's system utilization risk. The Company's MRI systems are installed in specially-designed trailers or relocatable, modular suites. The trailers and relocatable modular suites are designed jointly by the imaging system manufacturer and the housing manufacturer and are designed to provide image quality identical to those found in full-time health care facilities.

    At December 31, 1996, the Company operated 86 MRI systems and nine CT systems. Of the 86 MRI systems, 67 are high-field or mid-field premium systems, 17 are other mid-field systems, and two are older systems (which the Company expects to dispose of in the next 12 to 24 months as they complete current contract assignments). Further, of the 86 MRI systems, 76 are housed in mobile coaches and 10 are housed in relocatable modular buildings, generally on hospital campuses.

    Substantially all imaging systems are owned by the Company. The Company periodically reviews the depreciable value of its imaging systems at least annually and more frequently if the facts and circumstances suggest it may be impaired.

    Under its arrangements with manufacturers to trade in older MRI systems as partial consideration for new systems, the Company sometimes operates the system traded-in for a period of up to several months after the new system is placed in service by the Company to allow the Company to fulfill existing contractual obligations. Revenue associated with such traded-in systems was not significant in 1996.

    For its MRI and CT systems, the Company primarily relies upon the manufacturer to provide maintenance and service under warranties and service contracts. These service contracts require the Company to pay fixed monthly fees or variable fees on a risk-sharing basis.

REIMBURSEMENT AND REGULATION

    HEALTH CARE ENVIRONMENT
    National attention has been focused on rising health care costs and various plans have been proposed which attempt to improve the cost effectiveness of health care delivery in the United States. Both government and private third party payers continue to seek means of reducing the cost of health care delivery. The Company expects that some of the resulting governmental and private initiatives may benefit the Company while other initiatives may be detrimental to the Company. The full impact of the anticipated new initiatives cannot be assessed at this time.

    REIMBURSEMENT
    The majority of the Company's revenues are derived directly from health care providers rather than from private insurers, other third party reimbursers or governmental entities. Consequently, the Company historically has not had material direct exposure to, or direct connection with, patient billing, collections or reimbursement by insurance companies, other third parties or Medicare. However, to a lesser extent, the Company's revenues are generated from direct billings to patients or their medical payers which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Net revenues from direct patient billing amounted to approximately 8% of revenue in 1996.

    Most private health care insurers, including Blue Cross and Blue Shield, reimburse approximately 70% to 100% of the health care provider's charge for MRI and CT scans. Such insurers may impose limits on reimbursement for imaging services or deny reimbursement for tests that do not follow recommended diagnostic procedures. Since patient reimbursement may indirectly affect the levels of fees the Company can charge its customers by constricting the health care providers' profit margin, widespread application of restricted or denied reimbursement schedules could adversely affect the Company's business. Conversely, at lower reimbursement rates, a health care provider might find it financially unattractive to own an MRI or CT system, but could benefit from purchasing the Company's services.

    Congress has attempted to restrict rising federal reimbursement costs under the Medicare program by setting predetermined payment amounts for reimbursement of inpatient services according to each patient's diagnosis related group ("DRG"). DRG payment rates for inpatient services became effective in the early 1980's and have been adjusted downward since then. Currently, those payment rates are not applicable to outpatient services; instead, Medicare reimbursement for imaging services furnished in a hospital outpatient setting is subject to alternative, generally more favorable, payment limits. However, it is possible that DRG payment rates or other limits might be implemented with respect to outpatient services in the future. President Clinton has proposed, as part of the fiscal year 1998 federal budget, establishment of a prospective payment system for outpatient services.

    Because payments have generally been less restricted in non-hospital outpatient settings, there has been rapid growth in MRI units at non-hospital free-standing facilities which provide outpatient services. The Department of Health and Human Services ("HHS"), as required by statute, has issued fee schedules for reimbursing physicians who treat Medicare patients. Under these fee schedules, physician reimbursement for professional services is based on a value assigned to each service provided by a physician. The fee schedules also generally apply to reimbursement for technical services (such as those provided by the Company) except where furnished by hospitals or certain other limited types of health care providers. The Company believes that approximately 15% to 20% of its customers' MRI revenues are currently derived from Medicare patients.

    REGULATION
    Many aspects of the medical industry in the United States are subject to extensive federal and state government regulation. Although the Company believes that its operations comply with applicable regulations, there can be no assurance that subsequent adoption of laws or interpretations of existing laws will not regulate, restrict or otherwise adversely affect the Company's business. The federal government has announced its desire to reform America's health care system; the extent to which such reform and any new regulations will affect the Company's business cannot be assessed at this time.

    The marketing and operation of the Company's MRI and CT systems are subject to state laws prohibiting the practice of medicine by non-physicians and the rebate or division of fees between physicians and non-physicians. Management believes that its operations do not involve the practice of medicine because all professional medical services relating to its operations, such as the interpretation of the scans and related diagnoses, are separately provided by licensed physicians not employed by the Company. Further, the Company believes that its operations do not violate state laws respecting the rebate or division of fees.

    The Company is subject to federal and state laws which govern financial and other arrangements between healthcare providers. These include the federal Medicare and Medicaid anti-kickback statute which prohibits bribes, kickbacks, rebates and any other direct or indirect remuneration in return for or to induce the referral of an individual to a person for the furnishing or arranging of services, items or equipment for which payment may be made in whole or in part under the Medicare, Medicaid or federal healthcare program. Violation of the anti-kickback statute may result in criminal penalties and exclusion from the Medicare and other federal healthcare programs. Many states have enacted similar statutes which are not necessarily limited to items and services paid for under the Medicare or a federally funded healthcare program. In recent years, there has been increasing scrutiny by law enforcement authorities, HHS, the courts and Congress of financial arrangements between health care providers and potential sources of patient and similar referrals of business to ensure that such arrangements are not designed as mechanisms to pay for patient referrals. HHS interprets the anti-kickback statute broadly to apply to distributions of partnership and corporate profits to investors who refer federal healthcare program patients to a corporation or partnership in which they have an ownership interest and to payments for service contracts and equipment leases that are designed to provide direct or indirect remuneration for patient referrals or similar opportunities to furnish reimbursable items or services. In July 1991, HHS issued "safe harbor" regulations that set forth certain provisions which, if met, will assure that health care providers and other parties who refer patients or other business opportunities, or who provide reimbursable items or services, will be deemed not to violate the anti-kickback statute. The Company is also subject to separate laws governing the submission of false claims. The Company is a party to a partnership for the provision of MRI services. The Company believes that the partnership is in compliance with the anti-kickback statute. The Company believes that its other operations likewise comply with the anti-kickback statutes.

    Federal law, commonly known as the "Stark Law," also imposes civil penalties and exclusions for referrals for "designated health services" by physicians to certain entities with which they have a financial relationship (subject to certain exceptions). "Designated health services" include, among others, MRI services. While implementing regulations have been issued relating to referrals for clinical laboratory services, no implementing regulations have been issued regarding the other designated health services, including MRI services. In addition, several states in which the Company operates have enacted or are considering legislation that prohibits "physician self-referral" arrangements or requires physicians to disclose any financial interest they may have with a health care provider to their patients to whom they recommend that provider. Possible sanctions for violating these provisions include loss of licensure and civil and criminal statutes. Such state laws vary from state to state and seldom have been interpreted by the courts or regulatory agencies. Nonetheless, strict enforcement of these requirements is likely. The Company has structured its operations to comply with these federal and state physician self-referral laws.

    The Company believes that the Medicare and Medicaid anti-kickback statute, as interpreted by HHS (including through the "safe harbor" regulations), and the physician self-referral laws may enhance the Company's competitive position since many MRI service partnerships have been or may be required to be restructured, significantly, altered or discontinued from providing MRI services altogether. In addition, especially in the last circumstance, the Company may be presented with attractive opportunities to acquire MRI systems. However, because the anti-kickback and self-referral statutes are broad, the "safe harbor" regulations narrow and the absence of regulations to implement Stark overall are subject to pending and future judicial interpretation, there is limited authority on which the Company may rely. There can be no assurance that such laws will not be interpreted in the future in a manner inconsistent with the Company's interpretation and operations.

    In some states, a certificate of need ("CON") or similar regulatory approval is required prior to the acquisition of high-cost medical imaging systems or provision of medical services by the Company or its customers.
CON regulations can limit or preclude the Company from providing diagnostic imaging services or systems. The CON application process may be lengthy and costly. A significant increase in the number of states regulating the Company's business within the CON or state licensure framework could adversely affect the Company. Conversely, repeal of existing CON regulations in jurisdictions where the Company has obtained or operates under a CON could also adversely affect the Company, since obtaining a CON provides the Company with a competitive advantage in obtaining and retaining customers in such jurisdictions. However, to the extent states retain or expand CON regulations, this could provide an advantage to the Company in states where it operates under CON regulations or is able to provide additional services pursuant to such CON regulations. This is an area of continuing legislative activity, and there can be no assurance that the Company will not be subject to CON and licensing statutes in other states in which it operates.

EXPANSION INTO NEW MODALITIES AND SERVICES

    The Company plans to expand the scope of its outsourcing offerings in 1997 by entering new diagnostic and therapeutic modalities which can be cross sold to the existing customer base. In addition, the Company manages a large portfolio of imaging systems providing management, operational and information services. The Company believes that asset management services may present opportunities for future expansion.

LIABILITY INSURANCE

    While the Company's imaging systems are at a customer's facility, they operate only under the direction of licensed physicians on the customer's staff who direct the procedures, supervise the Company's technologists and interpret the results of the examinations. Currently, there are no known biological hazards associated with MRI. However, there is a risk of harm to a patient who has a ferrous material or certain types of cardiac pacemakers within his or her body. Patients are carefully screened to safeguard against this risk. To protect against possible exposure for professional liability, the Company maintains professional liability insurance.

EMPLOYEES

    As of December 31, 1996, the Company had 383 employees, of whom approximately 320 were trained diagnostic imaging technologists, patient coordinators, technical support staff or other field operations personnel. None of the Company's employees are represented by a labor organization and the Company is not aware of any actively seeking such organization. Relations with employees have been good.

COMPETITION

    The market for diagnostic imaging services and imaging systems is highly competitive. In addition to direct competition from other contract providers, the Company competes with free-standing imaging centers and health care providers that have their own diagnostic imaging systems and with equipment manufacturers that sell imaging equipment to health care providers for full-time installation. Some of the Company's direct competitors which provide contract MRI services may have access to greater financial resources than the Company. In addition, some of the Company's customers are capable of providing the same services to their patients directly, subject only to their decision to acquire a high-cost diagnostic imaging system, assume the associated financial risk and employ the necessary technologists. The Company competes against other contract providers on the basis of quality of services, quality and magnetic field strength of imaging systems, price, availability and reliability.

COMPANY HISTORY

    The Company's predecessors, an English partnership and an affiliated California corporation, began operation in 1983 by providing mobile CT services in southern California. Mobile MRI services commenced in 1985. The Company's predecessors were merged into Alliance Imaging plc, an English public limited company, in 1985. The Company was incorporated in Delaware in May 1987 and in July 1987 acquired all the outstanding stock of Alliance Imaging plc.

    The Company's common stock was publicly traded from August 1987 until November 1988, when the Company was acquired in a going-private transaction (the "Acquisition"). The Acquisition was accomplished through stock purchase agreements with individual stockholders and a cash tender offer by Casper Acquisition Corp., a wholly-owned subsidiary of CTFG Acquisition Corp., which was formed and owned by DLJ Capital Corp. and certain of the Company's current stockholders and members of management, including Richard N. Zehner, the Company's Chairman, President and Chief Executive Officer. In November 1991, the Company completed its second initial public offering of common stock and has been a publicly traded company since that time.

ITEM 2.  PROPERTIES.

    For its executive and principal administrative offices, the Company occupies approximately 13,500 square feet of space in an office building in Orange, California. The Company also leases space for its regional offices, and 15,600 square foot operations warehouse in California. The Company has entered into an agreement to lease approximately 15,000 square feet of office space in Anaheim, California and will move its executive and principal administrative offices in May 1997.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no litigation pending against it will have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1996.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock trades on The NASDAQ Stock Market under the symbol SCAN. The high and low prices as reported by NASDAQ are set forth below for the periods indicated. As of March 19, 1997, there were 181 record holders and approximately 1,672 beneficial holders of the Company's common stock.

                                     1996                        1995
                          --------------------------     ----------------------
                            HIGH            LOW           HIGH           LOW
                          --------       --------        -------       --------

First Quarter             $4 1/8         $2 7/8          $1 7/16       $  7/16

Second Quarter             6 1/8          3 13/16         2 1/2         1 1/4

Third Quarter              6 3/8          3 7/8           3 1/8         2

Fourth Quarter             5 15/16        4 5/8           3 3/8         2 3/8

The Company has never paid any cash dividends on its common stock and has no current plans to do so; rather, the Company intends to retain available cash to provide for the operation of its business, including capital expenditures, and to fund future acquisitions.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected consolidated financial data, except as noted herein, has been taken or derived from the audited consolidated financial statements of the Company and should be read in conjunction with the full consolidated financial statements included herein.

                         SELECTED CONSOLIDATED FINANCIAL DATA

                                                  1996         1995         1994         1993         1992
                                                  ----         ----         ----         ----         ----
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS
    OF OPERATIONS DATA:
Revenues                                         $ 68,482     $ 58,065     $ 57,875    $  60,728     $ 63,695
Costs and expenses:
    Operating expenses,
        excluding depreciation                     32,344       28,342       31,093       31,768       32,043
    Depreciation expense                           12,737       12,202       13,424       13,617       12,408
    Selling, general and
        administrative expenses                     8,130        6,294        6,284        6,538        5,842
    Amortization expense,
        primarily goodwill                          1,952        1,345          943          790          737
    Interest expense, net                           5,758        5,053       10,758       10,507       10,846
    Asset impairment and other special charges          -            -       13,339       17,500            -
                                                 --------     --------     --------     --------      -------
    Total costs and expenses                       60,921       53,236       75,841       80,720       61,876
                                                 --------     --------     --------     --------      -------
Income (loss) before income taxes and
    extraordinary gains                             7,561        4,829      (17,966)     (19,992)       1,819
Provision (benefit) for income taxes                1,060          727        1,100       (5,300)         766
                                                 --------     --------     --------     --------      -------
Income (loss) before extraordinary gains            6,501        4,102      (19,066)     (14,692)       1,053
Extraordinary gains, net of taxes                   6,300            -            -            -            -
                                                 --------     --------     --------     --------      -------
Net income (loss)                                $ 12,801     $  4,102     $(19,066)    $(14,692)     $ 1,053
                                                 --------     --------     --------     --------      -------
                                                 --------     --------     --------     --------      -------

Net income (loss) per common share                $   1.18(1)  $   0.28     $  (2.68)(4) $  (2.07)(5)  $  0.15
                                                 --------     --------     --------     --------      -------
                                                 --------     --------     --------     --------      -------
Weighted average common
    shares outstanding                             11,494       11,158        7,124        7,114        6,949
                                                 --------     --------     --------     --------      -------
                                                 --------     --------     --------     --------      -------

BALANCE SHEET DATA:
Total assets                                     $128,510     $103,327   $  102,527   $  117,096     $133,920
Long-term debt                                       68,110(2)   50,049      52,314       49,320       44,945
Senior subordinated debentures
   (long-term portion)                                4,592(3)  15,883       16,633       35,000       35,000
Redeemable preferred stock                            4,694(3)  16,430       15,500            -            -


(1) Includes $0.55 of extraordinary gains, net of taxes, and $0.15 excess of carrying amount of preferred stock repurchased over consideration paid.
(2) Long-term debt of $12,872 plus $5,128 used to repurchase senior subordinated debt and redeemable preferred stock on January 2, 1997 was converted to preferred stock in March 1997.
(3) The 1996 balance of senior subordinated debentures and redeemable preferred stock was repurchased by the Company on January 2, 1997 for $5,128.
(4) Includes $1.94 net loss per common share for special charges.
(5) Includes $1.81 net loss per common share for special charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

    The health care industry is highly regulated and very competitive. The current health care environment is characterized by cost containment pressures which management believes have resulted in decreasing revenues per scan. Although scan prices appear to have stabilized, the Company expects modest continuing downward pressure on pricing levels. However, in many cases higher scan volumes associated with new customer contracts justify lower scan prices and such contracts do not adversely impact the Company's revenues and profitability. Although the Company has experienced increased scan volumes in 1995 and 1996, it has also had periods of declining volumes in prior years, and there can be no assurance that the recent positive trends will continue.

    The Company has implemented numerous cost containment and efficiency measures to reduce operating, payroll and selling, general and administrative costs. It has also developed a new marketing plan to refocus and expand its sales and marketing efforts, and has substantially upgraded its MRI systems over the last three years. Additionally, the Company continues to evaluate the profitability of certain existing customer relationships with a view toward eliminating unprofitable accounts and redeploying or otherwise disposing of certain equipment.

    The Company intends to continue its ongoing equipment trade-in and upgrade program which has substantially improved the marketability and productivity of its MRI and computed axial tomography (CT) systems. The Company intends to either trade in older, less marketable MRI systems in connection with new system purchases, or to upgrade them with new computers, software and coils to enable its MRI systems to remain competitive in the marketplace.

    On April 26, 1996, the Company acquired all of the outstanding shares of Royal Medical Health Services, Inc. (Royal) of Pittsburgh, Pennsylvania, and certain related assets. Like the Company, Royal is a provider of comprehensive MRI services to hospitals. The Company issued 3,876 shares of preferred stock valued at $388,000, common stock warrants valued at $212,000 and paid $1,914,000 in cash as consideration for the acquisition of Royal. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Royal have been included in the Company's consolidated financial statements from the date of acquisition. In addition, the Company completed several smaller acquisitions in 1995 and 1996, which were also accounted for as purchases.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995 --Revenues for 1996 were $68,482,000, an increase of $10,417,000, or 17.9%, over 1995. Excluding revenues of $2,895,000 from operations which were sold in the second half of 1995, the increase in revenues was $13,312,000, or 24.1%, with Royal accounting for $4,694,000, or 8.5%, of the increase. This increase reflects a scan-based MRI revenue increase of $10,897,000, or 22.0%, ($4,532,000, or 9.2%, as a result of the Royal acquisition), resulting from a 23.4% increase in total scan volume partially offset by a 1.1% decrease in the average revenue realized per MRI scan. Royal accounted for 9.8% of the scan volume increase and 0.1% of the offsetting price per scan decrease. The average number of scans per day for each MRI system increased 15.5% to 6.7 from 5.8 in 1995. Management attributes the non-Royal volume increase to the Company's continuing MRI systems upgrade program, which has enabled the Company to obtain new long-term contracts from both existing and new customers, and to the effect of some smaller acquisitions. Management believes the decrease in average revenues realized per scan is the result of:
 continuing competitive pressure in the MRI service industry and cost containment efforts by health care payers; obtaining contracts with customers that have high scan volumes which justify lower scan prices; and many customers achieving discount price levels by virtue of attaining higher scan volumes. Revenue under fixed fee contracts increased $893,000, or 43.8%, resulting from an increased number of MRI systems under such arrangements. Other revenue increased $891,000 primarily as a result of the Company selling its investment in London-based Alliance Medical, Ltd. and recording a gain of $750,000. CT revenue increased $632,000, or 21.8%, primarily as a result of the third quarter 1995 and fourth quarter 1996 acquisitions of two CT businesses.

    The Company operated 86 MRI systems at December 31, 1996 compared to 76 MRI systems at December 31, 1995. The average number of MRI systems operated by the Company was 85 during 1996, compared to 74 during 1995.

    Operating expenses, excluding depreciation, totaled $32,344,000 in 1996, an increase of $4,002,000, or 14.1%, from 1995. Excluding expenses of $1,008,000 related to operations which were sold in the second half of 1995, the increase in operating expenses was $5,010,000, or 18.3%, with Royal contributing $2,333,000, or 8.5%, of the increase. Payroll and related employee expenses increased $1,781,000, or 15.2%, which was in line with the revenue increase. Equipment rental expense increased $898,000, or 60.4%. The increase resulted from a higher number of rented MRI systems in operation and the Company's leasing of 20 new tractors in 1996. Other operating expenses increased $759,000, which was offset by a $761,000 decrease in preventive maintenance contract and cryogen expense, primarily as a result of more efficient systems and lower contract rates associated with the Company's equipment upgrade program.

    Depreciation expense during 1996 totaled $12,737,000, an increase of $535,000, or 4.4%. Excluding depreciation expense of $638,000 related to operations which were sold in the second half of 1995, depreciation expense increased $1,173,000, or 10.1%, from the 1995 level principally due to a higher amount of depreciable assets associated with equipment additions and upgrades and the Royal acquisition. Amortization expense in 1996 increased $607,000, or 45.1%, over the 1995 period as a result of the Royal acquisition and four smaller acquisitions, in late 1995 and 1996.

    Selling, general and administrative expenses totaled $8,130,000 in 1996, an increase of $1,836,000, or 29.2%, from 1995. Excluding expenses of $369,000 related to operations sold in the second half of 1995, selling, general and administrative expenses increased $2,205,000, or 37.2%. Payroll and related expenses increased $1,457,000, primarily as a result of increased employee compensation related to increased sales commissions, performance compensation in connection with the increase in net income, early achievement of long term incentive plan objectives and increased staffing levels. Bad debt expense increase $567,000 in 1996 compared to 1995.

    Interest expense of $5,758,000 in 1996 was $705,000, or 14.0%, higher than 1995, primarily as a result of higher average outstanding debt balances during 1996 as compared to 1995. This increase related to debt assumed in connection with the Royal acquisition and additional borrowings related to equipment additions.

    An income tax provision of $1,060,000 was recorded in 1996. The Company's pre-tax income in 1996 is substantially offset by net operating loss carryforwards; however, certain federal alternative minimum taxes and state tax liabilities apply to this income, giving rise to the tax provision recorded. In 1995, an income tax provision of $727,000 was recorded, also related to certain federal alternative minimum taxes and state tax liabilities. The Company's 1996 effective tax rate of approximately 14% of pre-tax income before extraordinary gains was comparable with the 1995 rate. At December 31, 1996, the Company had approximately $26,400,000 of net operating loss carryovers available for federal regular income tax purposes to offset future taxable income, subject to certain limitations. Approximately $4,500,000 of this amount is available to reduce future income tax provisions. The Company expects its future effective tax rate to increase as these net operating loss carryovers are fully utilized.

    The Company's net income before extraordinary gains was $6,501,000 in 1996 compared to net income of $4,102,000 in 1995, an increase of $2,399,000, or 58.5%, primarily attributable to the increase in revenues achieved without a proportionate increase in operating and selling, general and administrative expenses. Earnings per common share directly related to operations (excluding gains on sales of assets) totaled $0.43 in 1996, compared to $0.26 for 1995, an increase of 65.4%. Earnings per common share in 1996 also included $0.05 related to the Company's fourth quarter sale of its investment in Alliance Medical, Ltd. The Company reported extraordinary gains, net of income taxes, in the fourth quarter of 1996 of approximately $6,300,000, or $0.55 per common share, on early extinguishment of debt. In addition the Company recorded earnings of $0.15 per common share related to the excess of the carrying amount of the Series A 6% cumulative preferred stock repurchased over the consideration paid and other charges. Earnings per common share totaled $1.18 in 1996. The earnings per common share calculations reflect preferred dividend requirements of $943,000 in 1996 and $930,000 for 1995.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994 --Revenues for 1995 were $58,065,000, an increase of $190,000, or 0.3%, over 1994. This increase reflects a $1,557,000 increase in MRI revenue under fixed fee contracts and an increase in CT and other revenue totaling $125,000, offset by a $1,492,000, or 2.9%, decrease in scan-based MRI revenue. The decrease in scan-based MRI revenue resulted from a 5.8% increase in scan volume offset by an 8.2% decrease in average revenue realized per MRI scan. Management attributes the volume increases to the Company's continuing MRI systems upgrade program, which has enabled the Company to obtain new long-term contracts from both existing and new customers. The average number of scans per day for each MRI system remained steady at 5.8. Management believes the decrease in average revenues realized per scan is the result of continuing competitive pressure in the MRI service industry and cost containment efforts by health care payers, as well as obtaining contracts with customers that have high scan volumes which justify lower scan prices. The increase in MRI revenue under fixed fee contracts is a result of a higher number of systems deployed in full-time temporary assignments, including several older systems awaiting trade-in on new equipment.

CT and other revenue increases are generally associated with the acquisition of a mobile CT business and the gain on sale of equipment and a related service contract, offset by lower other imaging revenue resulting from the disposition of the Company's full-service imaging center in Fresno, California as of September 30, 1995.

    The Company operated 76 MRI systems at December 31, 1995, compared to 72 systems at December 31, 1994. The average number of MRI systems operated by the Company was 74 in 1995, compared with 68.5 during 1994.

    Operating expenses, excluding depreciation, totaled $28,342,000 in 1995, a decrease of $2,751,000, or 8.8%, from 1994. Payroll and related employee expenses decreased $302,000, or 2.4%, to $12,086,000 due to more efficient staffing associated with cost reduction efforts and a larger number of systems staffed by customer personnel in 1995. Maintenance and cryogen contract expense declined $54,000, or 0.6%, to $9,313,000, as a result of an increased number of newer, efficiently-operating systems in the fleet in 1995 and lower contract rates, partially offset by an increased number of systems. Equipment rental expense decreased $931,000, or 38.1%, to $1,515,000, as operating leases expired and the Company returned the related equipment to the lessor. The leased equipment was generally replaced with low cost used MRI systems purchased by the Company. Professional medical services, supplies, site fees and repairs expenses collectively decreased $1,387,000, or 31.6%, to $3,000,000, primarily as a result of reduced physician staffing and other cost control efforts at the Company's full-service imaging center in Fresno, California, which was disposed of effective September 30, 1995.

    Depreciation expense during 1995 decreased $1,222,000, or 9.1%, from the 1994 level due to a lower amount of depreciable assets, resulting from equipment write-downs in late 1994, partially offset by equipment additions in 1995. Amortization expense in 1995 increased $402,000, or 42.6%, over 1994 because of the revision of the amortization period for goodwill from 40 to 25 years, effective October 1, 1994, and a small business acquisition in 1995.

    Selling, general and administrative expenses were essentially unchanged from the prior year. Payroll and related employee expenses increased $627,000, or 15.6%, as a result of long-term deferred incentive compensation costs and inflationary pressures. Bad debt expense decreased $590,000, or 96.9%, to $19,000 in 1995 as a result of revised billing practices and continuing intensive collection efforts, primarily with respect to the Company's retail accounts receivable.

    Interest expense of $5,053,000 in 1995 was $5,705,000, or 53.0%, lower than 1994 primarily as a result of the Company's comprehensive debt restructuring, effective as of December 31, 1994, and lower average outstanding debt balances in 1995.

    The Company recorded special charges totaling $13,339,000 in the fourth quarter of 1994 (see note 1 to financial statements). No such charges were incurred in 1995. Including these charges, the loss before taxes totaled ($17,966,000) in 1994, compared to income before taxes of $4,829,000 in 1995, an improvement of $22,795,000. This improvement resulted from significantly reduced operating expenses (including depreciation), substantially lower interest expense and the absence of special charges in 1995. Income before taxes in 1995 increased $9,456,000 over 1994's loss before taxes without the effects of special charges.

    An income tax provision of $727,000 was recorded in 1995. The Company's pre-tax income in 1995 is substantially offset by net operating loss carryforwards; however, certain federal alternative minimum taxes and state tax liabilities apply to this income, giving rise to the tax provision recorded. In 1994, an income tax provision of $1,100,000 was recorded as a result of federal alternative minimum tax and certain state income taxes related to cancellation of debt income for tax purposes associated with the Company's financial restructuring, as well as increased valuation allowances for deferred tax assets. However, these reserved tax assets may be available to reduce future income tax provisions. At December 31, 1995, the Company had approximately $33,000,000 in federal net operating loss carryforwards available to offset future taxable income, subject to certain limitations.

    The Company's net income was $4,102,000 in 1995, compared to a net loss of ($19,066,000) in 1994, an increase of $23,168,000, primarily attributable to the increased operating profits, lower interest expense and absence of special charges in 1995, as explained above. Net income in 1995 increased $9,354,000 over 1994's net loss without the effect of the special charges and related tax impact. This increase is attributable to 1995's higher operating profit and lower interest expense. Earnings per common share totaled $.28 in 1995, compared to a loss per common share of ($2.68) in 1994 (which includes ($1.94) net loss per common share for special charges). The 1995 earnings per common share calculation reflects preferred dividend requirements totaling $930,000 which arose as part of the Company's financial restructuring, effective December 31, 1994. There were no preferred dividend requirements in 1994.

LIQUIDITY AND CAPITAL RESOURCES -- At December 31, 1996, cash and short-term investments were $10,867,000 compared to $11,128,000 at December 31, 1995, and the aggregate of the Company's long-term debt and senior subordinated debentures was $72,702,000 compared to $65,932,000 at December 31, 1995. The Company maintains a $3,000,000 revolving line of credit secured by accounts receivable. This line, which has not been utilized, is intended to act as a temporary supplement to fund working capital needs.

    The Company generated $21,731,000 in net cash from operating activities during 1996, compared to $18,043,000 during 1995, an increase of $3,688,000, or 20.4%. This cash flow was sufficient to meet the Company's debt service obligations and capital expenditures not financed. During 1996, the Company financed $23,889,000 of capital expenditures and repaid $13,630,000 of long-term debt. In addition, the Company assumed $5,532,000 of long-term debt in connection with the Royal acquisition and $1,135,000 of long-term debt in connection with the acquisition of Sun MRI Services, Inc. (see "Capital Expenditures" below). The Company believes its continuing cash flow from operations as well as its cash balances and other credit sources will be adequate for anticipated operating, debt service, preferred dividend and capital expenditure requirements.

    In November 1996, the Company arranged for the sale of all of its senior notes by the original holders to new owners. In connection with the sale, the Company prepaid $5,300,000 of the senior notes at a discount of $1,810,000. In addition, the new holders and the Company agreed to remove or modify various restrictive covenants contained in the note purchase agreement governing the senior notes. The amended senior notes bear interest at a stated annual rate of 7.5%, with interest payable monthly, and require minimum mandatory quarterly principal payments of $150,000 in 1997 increasing to $1,800,000 in 2003. Alternatively, the Company may (and currently expects to) make voluntary monthly principal and interest payments of $335,000 through October 2002 to fully retire the notes. The Company may also prepay the notes at any month end at specified discounts from their face amount. At December 31, 1996 the Company's senior notes had a balance of $19,866,000.

    On December 31, 1996, the Company entered into a Bridge Loan Agreement (enabling the Company to borrow up to $18,000,000) and borrowed $12,872,000 under a senior bridge loan; an additional $5,128,000 was borrowed on January 2, 1997. The senior bridge loan is convertible into 18,000 shares of a new Series D 4% convertible preferred stock. On December 31, 1996, the Company used the proceeds of the senior bridge loan to repurchase $11,345,000 carrying value of its senior subordinated debentures (Debentures) and $11,071,000 of its Series A 6% redeemable preferred stock at a discount (plus related accrued interest and dividends). In connection with this transaction, on January 2, 1997, the Company used the additional senior bridge loan proceeds to repurchase the remaining balance of its Debentures and Series A redeemable preferred stock at a discount (plus related accrued interest and dividends). On March 26, 1997, the holder of the senior bridge loan exercised its option to convert the senior bridge loan into 18,000 shares of Series D convertible preferred stock. At that time, senior notes not to exceed $9,000,000 held by the same lender become convertible into a new Series E convertible preferred stock on or after January 1, 1998. The senior note agreement contains limitations on equipment additions, incurrence of debt and other similar items.

    In connection with the Company's debt refinancing effective December 31, 1996, the Company authorized 18,000 shares of a new Series D convertible preferred stock and 9,000 shares of a new Series E convertible preferred stock. The holders of the Series D and E convertible preferred stock, when issued, are entitled to receive cumulative dividends at the rate of 4% per annum of the stated liquidation value. Unpaid dividends accumulate and are payable quarterly by the Company in cash. Shares of Series D convertible preferred stock are convertible at the option of the holder at any time on or before December 31, 2006 into shares of common stock at a conversion price of $6.00 per common share, subject to adjustment. Shares of Series E convertible preferred stock are convertible at the option of the holder at any time on or before December 31, 2006 into shares of common stock at a conversion price of the greater of $6.00 per share of common stock or the market price (as defined) per common share at date of issuance of the Series E convertible preferred stock. Shares of Series D and E convertible preferred stock are subject to redemption at the option of the Company after December 31, 2006 .

    In connection with the Royal acquisition, the Company issued 3,876 shares of a new Series C convertible preferred stock. The Series C convertible preferred stock bears a dividend of 5% of its original liquidation value ($388,000) payable annually in cash and is redeemable at the Company's option. Holders of Series C convertible preferred stock may convert their stock into common stock at a price of $5 per common share.

    In the event of liquidation, dissolution or winding up of the Company, the holders of Series C, D and E convertible preferred stock shall be entitled to receive an amount equal to the stated liquidation value per share (plus accumulated but unpaid dividends) prior to any distributions to common stockholders. No sinking fund has been or will be established for the retirement or redemption of shares Series C, D or E convertible preferred stock.

CAPITAL EXPENDITURES -- The Company purchased 15 new high-field MRI systems and upgraded 20 other MRI systems at a total approximate cost of $26,500,000 during 1996. Over 90% of this amount was financed by long-term secured loans. During 1996 the Company also disposed of 15 less technologically advanced mid-field MRI systems.

    In February 1996, the Company acquired four MRI systems and associated MRI contracts from Mobile M.R. Venture, Ltd. In connection with the Royal acquisition, the Company acquired six MRI systems. In August, the Company acquired all of the outstanding shares of Sun MRI Services, Inc., a northern California based MRI service provider. In connection with this transaction, the Company obtained one MRI system and six hospital contracts. In late September 1996, the Company acquired certain assets and associated contracts from West Coast Mobile Imaging, a southern California based CT service provider. Although the acquisition was comparatively small, it added 16 new CT customers. These transactions were primarily funded with $2,850,000 from existing cash reserves, debt assumed and issuance of equity securities. Additional investments of this nature may be made in the future (subject to certain conditions contained in the Company's long-term financing arrangements) from a combination of cash reserves, cash flow from operations, common or preferred equity and long-term secured or unsecured financing, if available.

    The Company currently plans to purchase 18 new high-field MRI systems in 1997 and plans to upgrade several existing systems, subject to obtaining related MRI service contracts with customers and obtaining financing for the equipment acquisitions. The Company intends to use a combination of existing cash reserves, cash flow from operations and long-term secured equipment financing to finance its capital expenditures, although there can be no assurance that such financing will be available to the Company. The Company intends to continue focusing on acquiring state-of-the-art equipment while disposing of older systems, and expects to dispose of most of its remaining older systems during 1997.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements:

    Consolidated Balance Sheets at December 31, 1996 and 1995                                              15

    Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994             16

    Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994          17-18

    Consolidated Statements of Preferred Stock, Common Stock, Additional Paid-In Capital and
         Accumulated Deficit for the years ended December 31, 1996, 1995 and 1994                          19

    Notes to Consolidated Financial Statements                                                          20-28

Report of Independent Auditors                                                                             28

Quarterly Financial Data                                                                                   29


                               ALLIANCE  IMAGING,  INC.
                            CONSOLIDATED  BALANCE  SHEETS

                                                                PRO FORMA AT              DECEMBER 31
                                                             DECEMBER 31, 1996    --------------------------
                                                                  (NOTE 4)            1996          1995
                                                             -----------------        ----          ----
           A S S E T S
Current assets:
    Cash and short-term investments                          $  10,867,000       $  10,867,000  $  11,128,000
    Accounts receivable, net of allowance for
      doubtful accounts of $513,000 in 1996 and
      $367,000 in 1995 (NOTE 4)                                  8,889,000           8,889,000      5,583,000
    Prepaid expenses                                               710,000             710,000        369,000
    Other receivables                                              345,000             345,000        109,000
                                                              ------------        ------------   ------------
Total current assets                                            20,811,000          20,811,000     17,189,000

Equipment, at cost (NOTE 4)                                    121,354,000         121,354,000    112,014,000
Less accumulated depreciation                                  (43,735,000)        (43,735,000)   (52,368,000)
                                                              ------------        ------------   ------------
                                                                77,619,000          77,619,000     59,646,000
Goodwill, net of accumulated amortization of
    $7,568,000 in 1996 and $5,690,000 in 1995                   27,990,000          27,990,000     23,971,000
Deposits and other assets                                        2,090,000           2,090,000      2,521,000
                                                              ------------        ------------   ------------
Total assets                                                  $128,510,000        $128,510,000   $103,327,000
                                                              ------------        ------------   ------------
                                                              ------------        ------------   ------------

LIABILITIES AND  STOCKHOLDERS'  EQUITY
Current liabilities:
    Accounts payable                                        $    1,765,000       $   1,765,000   $    692,000
    Accrued compensation and related expenses                    3,465,000           3,465,000      2,310,000
    Other accrued liabilities                                    7,441,000           6,341,000      5,025,000
    Current portion of long-term debt (NOTE 4)                  16,323,000          16,323,000      9,948,000
                                                              ------------        ------------   ------------
Total current liabilities                                       28,994,000          27,894,000     17,975,000

Long-term debt, net of current portion (NOTE 4)                 55,238,000          72,702,000     65,932,000
Other liabilities                                                2,029,000           2,029,000        596,000
Deferred income taxes (NOTE 3)                                   4,831,000           4,831,000        790,000
                                                              ------------        ------------   ------------
Total liabilities                                               91,092,000         107,456,000     85,293,000

Commitments (NOTE 6)

Redeemable preferred stock, Series A, $.01 par value;
     155,000 shares authorized; shares issued and
     outstanding (at liquidation and redemption value) -
     44,286 in 1996 and 155,000 in 1995                                 -            4,694,000     16,430,000
Convertible preferred stock, $.01 par value;  22,000
     shares authorized; 3,876 shares (21,876 pro forma)
     issued and outstanding (NOTE 5)                            18,388,000             388,000              -
Common stock, $.01 par value; 25,000,000 shares
    authorized; shares issued and outstanding -
    10,913,388 in 1996 and 10,836,171 in 1995 (NOTE 5)             109,000             109,000        108,000
Additional paid-in capital                                      36,130,000          34,404,000     31,908,000
Accumulated deficit                                            (17,209,000)        (18,541,000)   (30,412,000)
                                                              ------------        ------------   ------------
Total liabilities and stockholders' equity                    $128,510,000        $128,510,000   $103,327,000
                                                              ------------        ------------   ------------
                                                              ------------        ------------   ------------


SEE ACCOMPANYING NOTES.

                               ALLIANCE  IMAGING,  INC.

                       CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                                                        YEAR ENDED DECEMBER 31
                                                          --------------------------------------------------
                                                              1996               1995                1994
                                                              ----               ----                ----
Revenues                                                  $68,482,000         $58,065,000        $ 57,875,000

Costs and expenses:
  Operating expenses, excluding depreciation               32,344,000          28,342,000          31,093,000
  Depreciation expense                                     12,737,000          12,202,000          13,424,000
  Selling, general and administrative expenses              8,130,000           6,294,000           6,284,000
  Amortization expense, primarily goodwill                  1,952,000           1,345,000             943,000
  Interest expense, net of interest income
     of $502,000 in 1996, $437,000 in
     1995 and $253,000 in 1994                              5,758,000           5,053,000          10,758,000
  Asset impairment and other special charges                        -                   -          13,339,000
                                                       --------------      --------------     ---------------
Total costs and expenses                                   60,921,000          53,236,000          75,841,000

Income (loss) before income taxes and
     extraordinary gains                                    7,561,000           4,829,000         (17,966,000)
Provision for income taxes (NOTE 3)                         1,060,000             727,000           1,100,000
                                                       --------------      --------------     ---------------
Income (loss) before extraordinary gains                    6,501,000           4,102,000         (19,066,000)
Extraordinary gains, net of taxes                           6,300,000                  -                    -
                                                       --------------      --------------     ---------------
Net income (loss)                                          12,801,000           4,102,000         (19,066,000)
Less: Preferred stock dividends                               943,000             930,000                   -
Add:  Excess of carrying amount of preferred
     stock repurchased over consideration paid              1,764,000                   -                   -
                                                       --------------      --------------     ---------------
Income (loss) applicable to common stock                  $13,622,000        $  3,172,000        $(19,066,000)
                                                       --------------      --------------     ---------------
                                                       --------------      --------------     ---------------

Weighted average common and common
     equivalent shares outstanding                         11,494,000          11,158,000           7,124,000
                                                       --------------      --------------     ---------------
                                                       --------------      --------------     ---------------

Earnings per share:
  Income before items below                            $         0.48      $         0.28     $         (2.68)
  Excess of carrying amount of preferred
     stock repurchased over consideration paid                   0.15                   -                   -
                                                       --------------      --------------     ---------------
  Income (loss) before extraordinary gains                       0.63                0.28               (2.68)
  Extraordinary gains, net of taxes                              0.55                   -                   -
                                                       --------------      --------------     ---------------

Income (loss) applicable to common stock               $         1.18      $         0.28     $         (2.68)
                                                       --------------      --------------     ---------------
                                                       --------------      --------------     ---------------

SEE ACCOMPANYING NOTES.
                                       16

                               ALLIANCE  IMAGING,  INC.

                       CONSOLIDATED  STATEMENTS OF  CASH  FLOWS

                                                                          YEAR ENDED DECEMBER 31
                                                           --------------------------------------------------
                                                                1996               1995               1994
                                                                ----               ----               ----
OPERATING ACTIVITIES

Net income (loss)                                          $ 12,801,000      $   4,102,000       $(19,066,000)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Extraordinary gains                                      (6,300,000)                 -                  -
    Depreciation and amortization                            14,689,000         13,547,000         14,367,000
    Amortization of deferred financing
       charges                                                  411,000             85,000            406,000
    Distributions in excess of (undistributed)
      income of investee                                        (91,000)          (262,000)            69,000
    Special charges                                               -                      -         13,339,000
    Increase (decrease) in deferred income taxes              1,041,000           (173,000)           665,000
    Gain on disposal of equipment                                     -           (335,000)                 -
    Gain on sale of investment                                 (750,000)                 -                  -
Changes in operating assets and liabilities:
    Accounts receivable, net                                 (2,474,000)         1,261,000           (527,000)
    Prepaid expenses                                           (306,000)           (78,000)           167,000
    Other receivables                                           (49,000)           (18,000)           151,000
    Other assets                                                (72,000)           (96,000)           (71,000)
    Accounts payable, accrued compensation
      and other accrued liabilities                           2,115,000           (520,000)         3,344,000
    Other liabilities                                           716,000            530,000            (60,000)
                                                            -----------        -----------        -----------
Net cash provided by operating activities                    21,731,000         18,043,000         12,784,000

INVESTING ACTIVITIES

Equipment purchases                                         (26,510,000)       (10,243,000)       (20,093,000)
Decrease in deposits on equipment                               264,000            448,000            232,000
Purchase of contracts and related assets of
   Mobile M.R. Venture, Ltd.                                   (455,000)                 -                  -
Purchase of common stock of Royal Medical Health
   Services, Inc. and related assets, net of cash acquired   (1,844,000)                 -                  -
Purchase of common stock of Sun MRI Services, Inc.,
   net of cash acquired                                        (269,000)                 -                  -
Purchase of contracts and related assets of
   West Coast Mobile Imaging                                    (90,000)                 -                  -
Purchase of contracts and related assets of
   Advanced Healthcare Diagnostic Service, Inc.                     -             (412,000)                 -
Proceeds from sale of investment                                968,000                  -                  -
Proceeds from sale of equipment                                       -          2,418,000                  -
                                                            -----------        -----------        -----------
Net cash used in investing activities                       (27,936,000)        (7,789,000)       (19,861,000)

                               ALLIANCE  IMAGING,  INC.
                CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)

                                                                          YEAR ENDED DECEMBER 31
                                                           --------------------------------------------------
                                                                1996               1995               1994
                                                                ----               ----               ----
FINANCING ACTIVITIES
Payment of preferred stock dividends                         (1,594,000)                 -                  -
Repurchase of senior subordinated debentures                 (5,714,000)                 -                  -
Partial prepayment of senior notes                           (3,537,000)                 -                  -
Repurchase of Series A preferred stock                       (6,307,000)                 -                  -
Principal payments on long-term debt                        (13,630,000)       (12,763,000)       (11,141,000)
Proceeds from long-term debt                                 23,889,000         11,116,000         12,276,000
Proceeds from senior bridge loan                             12,872,000                  -                  -
Increase in deferred financing charges                          (76,000)           (54,000)                 -
Proceeds from exercise of employee stock options                 41,000             97,000                  -
                                                           ------------       ------------     --------------
Net cash provided by (used in) financing
   activities                                                 5,944,000         (1,604,000)         1,135,000
                                                           ------------       ------------     --------------
Net increase (decrease) in cash and short-
   term investments                                            (261,000)         8,650,000         (5,942,000)
Cash and short-term investments at
   beginning of year                                         11,128,000          2,478,000          8,420,000
                                                           ------------       ------------     --------------
Cash and short-term investments at
   end of year                                             $ 10,867,000       $ 11,128,000     $    2,478,000
                                                           ------------       ------------     --------------
                                                           ------------       ------------     --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during year for:
   Interest                                                 $ 5,562,000       $  5,483,000     $    8,690,000
   Income taxes                                                 378,000            629,000            104,000
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
Net book value of assets exchanged                         $  3,521,000       $  1,104,000     $    2,291,000
Issuance of common and Series A
   preferred stock in connection with
      debt restructuring                                              -                  -         18,125,000
Preferred stock dividend accrued                                266,000            930,000                  -
Excess of carrying amount of preferred stock repurchased
   over consideration paid                                    1,764,000                  -                  -

During the 1996 second quarter, the Company purchased all of the common stock of Royal Medical Health Services, Inc. and related assets for cash consideration of approximately $1,914,000. In conjunction with the acquisition, liabilities were assumed as follows:

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

During the 1996 third quarter, the Company purchased all of the common stock of Sun MRI Services, Inc. for cash consideration of approximately $391,000. In connection with the acquisition, liabilities were assumed as follows:

    Fair value of assets acquired                           $ 1,602,000
    Cash paid for common stock                                 (391,000)
                                                            -----------
    Liabilities assumed                                     $ 1,211,000
                                                            -----------
                                                            -----------
SEE ACCOMPANYING NOTES.

                               ALLIANCE  IMAGING,  INC.

                        CONSOLIDATED  STATEMENTS  OF PREFERRED
                   STOCK, COMMON STOCK, ADDITIONAL PAID-IN-CAPITAL
                               AND ACCUMULATED DEFICIT

                                                                    Series A Redeemable
                                                                     Preferred Stock
                                                            -------------------------------
                                                               Shares             Amount
                                                               ------             ------
Balance at December 31, 1993                                          -       $          -
Issuance of common and Series A preferred stock
   in connection with debt restructuring (NOTE 5)               155,000         15,500,000
Net loss for year ended December 31, 1994                             -                  -
                                                           ------------       ------------
Balance at December 31, 1994                                    155,000         15,500,000

Exercise of common stock options                                      -                  -
Preferred stock dividends                                             -            930,000
Net income for year ended December 31, 1995                           -                  -
                                                           ------------       ------------
Balance at December 31, 1995                                    155,000         16,430,000

Payment of 1995 preferred stock dividends                             -           (930,000)
Exercise of common stock options                                      -                  -
Issuance of common stock warrants in connection with
    senior and subordinated debt amendment                            -                  -
Issuance of common stock warrants in connection with
    transfer and amendment of senior notes                            -                  -
Issuance of Series C preferred stock in connection with
    acquisition of Royal Medical Health Services, Inc.                -                  -
Issuance of common stock warrants in connection with
    acquisition of Royal Medical Health Services, Inc.                -                  -
Preferred stock dividends                                             -            930,000
Payment of 1996 preferred stock dividends                             -           (664,000)
Repurchase of Series A preferred stock                         (110,714)       (11,072,000)
Net income for year ended December 31, 1996                           -                  -
                                                           ------------       ------------
Balance at December 31, 1996                                     44,286       $  4,694,000
                                                           ------------       ------------
                                                           ------------       ------------

                                                              Series C Convertible
                                                               Preferred Stock
                                                               ---------------
                                                              Shares       Amount
                                                             -------       ------
Balance at December 31, 1993                                       -      $       -
Issuance of common and Series A preferred stock
   in connection with debt restructuring (NOTE 5)                  -              -
Net loss for year ended December 31, 1994                          -              -
                                                              ------       --------
Balance at December 31, 1994                                      -               -

Exercise of common stock options                                   -              -
Preferred stock dividends                                          -              -
Net income for year ended December 31, 1995                        -              -
                                                              ------       --------
Balance at December 31, 1995                                       -              -

Payment of 1995 preferred stock dividends                          -              -
Exercise of common stock options                                   -              -
Issuance of common stock warrants in connection with
    senior and subordinated debt amendment                         -              -
Issuance of common stock warrants in connection with
    transfer and amendment of senior notes                         -              -
Issuance of Series C preferred stock in connection with
    acquisition of Royal Medical Health Services, Inc.         3,876        388,000
Issuance of common stock warrants in connection with
    acquisition of Royal Medical Health Services, Inc.             -              -
Preferred stock dividends                                          -              -
Payment of 1996 preferred stock dividends                          -              -
Repurchase of Series A preferred stock                             -              -
Net income for year ended December 31, 1996                        -              -
                                                              ------       --------
Balance at December 31, 1996                                   3,876       $388,000
                                                              ------       --------
                                                              ------       --------

                                                                     COMMON STOCK          ADDITIONAL
                                                                     ------------            PAID-IN      ACCUMULATED
                                                                 SHARES         AMOUNT       CAPITAL        DEFICIT
                                                                 ------         ------       -------        -------
Balance at December 31, 1993                                    7,114,371      $  71,000    $29,356,000   $(14,518,000)
Issuance of common and Series A preferred stock
   in connection with debt restructuring (NOTE 5)               3,500,000         35,000      2,457,000              -
Net loss for year ended December 31, 1994                               -              -              -    (19,066,000)
                                                               ----------       --------    -----------   ------------
Balance at December 31, 1994                                   10,614,371        106,000     31,813,000    (33,584,000)

Exercise of common stock options                                  221,800          2,000         95,000              -
Preferred stock dividends                                               -              -              -       (930,000)
Net income for year ended December 31, 1995                             -              -              -      4,102,000
                                                               ----------       --------    -----------   ------------
Balance at December 31, 1995                                   10,836,171        108,000     31,908,000    (30,412,000)

Payment of 1995 preferred stock dividends                               -              -              -              -
Exercise of common stock options                                   77,217          1,000         39,000              -
Issuance of common stock warrants in connection with
    senior and subordinated debt amendment                              -              -        259,000              -
Issuance of common stock warrants in connection with
    transfer and amendment of senior notes                              -              -        222,000              -
Issuance of Series C preferred stock in connection with
    acquisition of Royal Medical Health Services, Inc.                  -              -              -              -
Issuance of common stock warrants in connection with
    acquisition of Royal Medical Health Services, Inc.                  -              -        212,000
Preferred stock dividends                                               -              -              -       (930,000)
Payment of 1996 preferred stock dividends                               -              -              -              -
Repurchase of Series A preferred stock                                  -              -      1,764,000              -
Net income for year ended December 31, 1996                             -              -              -     12,801,000
                                                               ----------       --------    -----------   ------------
Balance at December 31, 1996                                   10,913,388       $109,000    $34,404,000   $(18,541,000)
                                                               ----------       --------    -----------   ------------
                                                               ----------       --------    -----------   ------------

See ACCOMPANYING NOTES.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  DECEMBER 31, 1996

1.  DESCRIPTION OF THE COMPANY AND BASIS OF FINANCIAL STATEMENT PRESENTATION

DESCRIPTION OF THE COMPANY -- Alliance Imaging, Inc. (the Company) provides outsourced radiology services and high technology diagnostic imaging systems and related technical support services, as well as management and information services, to hospitals and other health care providers. Diagnostic imaging services are provided on both a mobile, shared-user basis as well as on a full-time basis to single customers. The Company operates entirely within the United States and is one of the largest providers of magnetic resonance imaging (MRI) and computed tomography (CT) services in the country. The equipment used by the Company is sophisticated and subject to accelerated obsolescence in the event of significant technological change.

BASIS OF FINANCIAL STATEMENT PRESENTATION -- The accompanying consolidated financial statements include the accounts of Alliance Imaging, Inc. and its consolidated subsidiaries. Significant intercompany transactions have been eliminated. The Company has an interest in a partnership whose operations are similar to the Company's. A subsidiary of the Company owns 49% of this partnership as a general and limited partner; this partnership is accounted for under the equity method.

USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

DEBT RESTRUCTURING -- Effective December 31, 1994, the Company completed a comprehensive debt restructuring with the holders of its senior notes and senior subordinated debentures. The restructuring included a reduction in interest rates, an exchange of a portion of the debentures for issuance of redeemable preferred and common stock and the extension of the repayment terms on all of the remaining debt. These transactions were accounted for as a troubled debt restructuring. Supplemental loss per common share for the year ended December 31, 1994, based on historical loss per share adjusted to give effect to the issuance of common shares in exchange for debt in the debt restructuring and a reduction of related interest expense assuming the exchange had occurred on January 1, 1994, is ($1.77) based on 10,614,000 weighted average common shares outstanding.

SPECIAL CHARGES -- During the fourth quarter of 1994, the Company recorded special charges totaling $13,339,000 related to an equipment exchange transaction, the impairment of certain equipment, debt restructuring and employee severances. The Company entered into an agreement with one of its major equipment vendors to exchange several older MRI scanners for more technologically advanced scanners which had been refurbished. The fair value of the assets received, net of related debt incurred, was less than the net book value of the assets exchanged, resulting in a non-cash pre-tax charge of $2,156,000. The Company also evaluated the carrying values of all of its remaining older mid-field mobile MRI scanners. An impairment analysis of these scanners resulted in an $8,670,000 non-cash pre-tax charge to reduce the net book values to their estimated current market value. The Company then identified assets to be held for sale or other disposition and recorded a non-cash pre-tax charge of $1,831,000 to write these assets down to their estimated net realizable value on disposition. In addition, the Company recorded pre-tax special charges of $440,000 related to debt restructuring and $242,000 for employee severances.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND SHORT-TERM INVESTMENTS -- The Company considers short-term investments with original maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE -- The Company provides shared and single-user diagnostic imaging equipment and technical support services to the health care industry and directly to patients on an outpatient basis. Substantially all of the Company's accounts receivable are due from hospitals, other health care providers and health insurance providers located throughout the United States. Services are generally provided pursuant to long-term contracts and directly to patients, and generally collateral is not required. Receivables generally are collected within industry norms for third-party payers. Credit losses are provided for in the consolidated financial statements.

EQUIPMENT -- Equipment is stated at cost and is generally depreciated using the straight-line method over an initial estimated life of three to eight years to an estimated residual value, generally approximating between five and 20 percent of original cost. If the Company continues to operate the equipment beyond its initial estimated life, the residual value is then depreciated to a nominal salvage value over three years.

Routine maintenance and repairs are charged to expense as incurred. Major repairs and purchased software and hardware upgrades, which extend the life or add value to the equipment, are capitalized and depreciated over the remaining useful life.

With the exception of a small amount of office furniture and equipment, substantially all of the property owned by the Company relates to diagnostic imaging equipment, tractors and trailers used in the business.

GOODWILL -- The Company amortizes goodwill over a period of one to 25 years. For acquired entities, the amortization period selected is primarily based upon the estimated life of the customer contracts, including expected renewals, and related other assets acquired, not to exceed 20 years. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), in March 1995. SFAS No. 121 requires long-lived assets and certain intangibles held and used by the Company to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is to be performed at the lowest level at which undiscounted net cash flows can be directly attributable to long-lived assets. The Company adopted SFAS No. 121 in the first quarter of 1996 with no material effect on the Company's financial statements.

REVENUE RECOGNITION -- The majority of the Company's revenues are derived directly from health care providers. To a lesser extent, revenues are generated from direct billings to patients or their medical payers which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Net revenues from direct patient billing amounted to approximately 8%, 10% and 13% of revenues in the years ended December 31, 1996, 1995 and 1994, respectively. No single customer accounted for 3% or more of consolidated revenues in each of the three years in the period ended December 31, 1996. All revenues are recognized at the time the service is performed.

INCOME TAXES -- The Company calculates deferred taxes and related income tax expense using the liability method. This method determines deferred taxes by applying the current tax rate to the cumulative temporary differences between recorded carrying amounts and the corresponding tax basis of assets and liabilities. A valuation allowance is established for deferred tax assets unless their realization is considered more likely than not. The Company's provision for income taxes is the sum of the change in the balance of deferred taxes between the beginning and the end of the period plus income taxes currently payable.

INVESTMENT TAX CREDITS -- The Company accounts for investment tax credits under the flow through method.

FAIR VALUES OF FINANCIAL INSTRUMENTS -- FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimated cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH AND SHORT-TERM INVESTMENTS: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

LONG-TERM DEBT: The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental rates for similar types of borrowing arrangements.

    The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                            DECEMBER 31, 1996            DECEMBER 31, 1995
                                       -------------------------    --------------------------
                                       CARRYING         FAIR          CARRYING        FAIR
                                         AMOUNT         VALUE          AMOUNT         VALUE
                                         ------         -----          ------         -----
Cash and short-term investments       $10,867,000    $10,867,000    $11,128,000    $11,128,000
Long-term debt                         89,025,000     84,150,000     75,880,000     61,500,000
Redeemable preferred stock              4,694,000      2,788,000     16,430,000     (See Below)


As more fully discussed in Note 4, the Company has repurchased all of its redeemable preferred stock. The Company paid approximately $2,788,000 to retire the December 31, 1996 balance and consequently believes $2,788,000 reasonably approximates the fair value of its redeemable preferred stock balance at December 31, 1996. The original fair value of the Company's redeemable preferred stock of $15,500,000 was determined by independent valuation consultants as of December 31, 1994. Although it was not practicable to reevaluate the estimated fair value of the preferred stock as of December 31, 1995 because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs, the Company believes the $16,430,000 carrying amount at December 31, 1995, which represents the original fair value of the preferred stock increased for the 1995 cumulative dividend, reasonably approximates its fair value at that date.

EARNINGS PER COMMON SHARE -- Earnings per common share have been computed based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock.

3.  INCOME TAXES

The provision for income taxes shown in the consolidated statements of operations consists of the following:

                                            1996         1995        1994
                                            ----         ----        ----
    Current:
      Federal                          $  2,958,000  $   960,000    $       -
      State                                 735,000       970,000      120,000
                                        -----------  -----------   ----------
                                          3,693,000    1,930,000      120,000
      Utilization of net
      operating loss carryovers          (2,649,000)  (1,029,000)           -
                                        -----------  -----------   ----------
                                          1,044,000      901,000      120,000
    Deferred:
        Federal                                   -     (181,000)     181,000
        State                               731,000        7,000      799,000
                                        -----------  -----------   ----------
                                            731,000     (174,000)     980,000
                                        -----------  -----------   ----------
                                        $ 1,775,000  $   727,000   $1,100,000
                                        -----------  -----------   ----------
                                        -----------  -----------   ----------

The provision for income taxes applicable to income before extraordinary gains and attributed to the extraordinary gains is as follows:

                                                                       1996         1995         1994
                                                                       ----         ----         ----
Provision for taxes on income before extraordinary gains:
  Current                                                          $  329,000   $  901,000   $  120,000
  Deferred                                                            731,000     (174,000)     980,000
                                                                   ----------   ----------   ----------
Total provision for taxes on income before extraordinary
  gains                                                             1,060,000      727,000    1,100,000

Provision for taxes on extraordinary gains (current)                  715,000            -            -
                                                                   ----------   ----------   ----------
                                                                   $1,775,000   $  727,000   $1,100,000
                                                                   ----------   ----------   ----------
                                                                   ----------   ----------   ----------

Significant components of the Company's deferred tax assets and (liabilities) at December 31 are as follows:

                                                      1996             1995
                                                      ----             ----
DEFERRED TAX LIABILITIES:
Equipment basis differences                      $(12,981,000)    $(10,738,000)
Cancellation of indebtedness                       (2,258,000)               -
                                                 ------------      -----------
  Total deferred tax liabilities                  (15,239,000)     (10,738,000)

DEFERRED TAX ASSETS:
Net operating losses                                9,900,000       12,549,000
Cancellation of indebtedness                                -        3,265,000
Accounts receivable                                   266,000          266,000
Basis differences associated with other assets      2,105,000        1,015,000
Other                                                 330,000        1,174,000
                                                 ------------      -----------
    Total deferred tax assets                      12,601,000       18,269,000
Valuation allowance                                (2,193,000)      (8,631,000)
                                                 ------------      -----------
    Net deferred tax assets                        10,408,000        9,638,000
                                                 ------------      -----------
Net deferred taxes                               $ (4,831,000)      (1,100,000)
Current deferred tax liability                              -          310,000
                                                 ------------      -----------
Noncurrent deferred tax liability                $ (4,831,000)     $  (790,000)
                                                 ------------      -----------
                                                 ------------      -----------

    The net change in the Company's valuation allowance on deferred tax assets during the year ended December 31, 1996 totaled $4,664,000 and $1,774,000 for federal and state purposes, respectively.

    At December 31, 1996, for federal regular income tax purposes, the Company had approximately $26,400,000 of operating loss carryovers expiring through 2006. Due to a change in ownership in November 1991, utilization of $19,700,000 of these net operating losses is subject to an annual limitation of approximately $2,200,000. Any unutilized annual limitation may be carried forward to future years. The annual limitation may be increased if built-in gains which existed on the date of the change in ownership are recognized by sale or other disposal of equipment. As a result of these limitations, the Company has approximately $6,700,000 of operating loss carryovers available in 1997 for federal regular income tax purposes. Future changes in the ownership of the Company could result in additional limitations on the utilization of its operating loss carryovers.

    A reconciliation of the expected total provision for income taxes, computed using the federal statutory rate on income before extraordinary gains, is as follows:

                                                     1996           1995           1994
                                                     ----           ----           ----
Computed expected provision (benefit)            $2,646,000    $ 1,690,000    $(6,288,000)
State income taxes, net of federal
    benefit                                         572,000        313,000        919,000
Amortization of goodwill                            487,000        458,000        310,000
Alternative minimum tax                             182,000         34,000        181,000
Increase (decrease) in valuation allowance
   on federal deferred tax assets                (2,798,000)    (1,710,000)     5,936,000
Other                                               (29,000)       (58,000)        42,000
                                                 ----------     ----------    -----------
                                                 $1,060,000     $  727,000    $ 1,100,000
                                                 ----------     ----------    -----------
                                                 ----------     ----------    -----------

4.  INDEBTEDNESS

Long-term debt consisted of the following at December 31:

                                                                    1996           1995
                                                                    ----           ----
Obligations to lending institutions, secured by equipment,
    due in monthly installments through December 2001
    with weighted average interest rates of 9.77% and
    9.62% at December 31, 1996 and 1995, respectively          $51,695,000    $32,547,000

Senior notes, secured by equipment (SEE BELOW)                  19,866,000     26,700,000

Senior bridge loan, due March 31, 1997 if not
    converted into preferred stock (SEE BELOW),
    interest at 10% payable at maturity                         12,872,000            -

Senior subordinated debentures, unsecured, due
    in quarterly installments through 2005 with an
    effective interest rate of 0% (7.5% stated
    interest rate)                                               4,592,000     16,633,000
                                                               -----------    -----------
                                                                89,025,000     75,880,000
Less current portion                                            16,323,000      9,948,000
                                                               -----------    -----------
                                                               $72,702,000    $65,932,000
                                                               -----------    -----------
                                                               -----------    -----------


    Installment obligations to lending institutions and the senior notes are collateralized by equipment with a net book value of $77,339,000 at December 31, 1996.

    On December 31, 1996, the Company entered into a Bridge Loan Agreement (enabling the Company to borrow up to $18,000,000) and borrowed $12,872,000 under a senior bridge loan; an additional $5,128,000 was borrowed on January 2, 1997. The senior bridge loan is convertible into 18,000 shares of a new Series D convertible preferred stock (SEE NOTE 5). On December 31, 1996, the Company used the proceeds of the senior bridge loan to repurchase $11,345,000 carrying value of its senior subordinated debentures (debentures) and $11,071,000 of its Series A redeemable preferred stock at a discount (plus related accrued interest and dividends). As a result, in the fourth quarter of 1996, the Company recorded an extraordinary gain of $4,935,000, net of taxes of $560,000, from this early extinguishment of debt. In addition, the excess of carrying amount of preferred stock repurchased over consideration paid and other charges amounted to $1,764,000, which has been recognized as an increase in additional paid-in capital. In connection with this transaction, on January 2, 1997, the Company used the additional senior bridge loan proceeds to repurchase the remaining balance of its debentures and Series A redeemable preferred stock at a discount (plus related accrued interest and dividends). Accordingly, in January 1997, the Company recorded an extraordinary gain of $1,332,000, net of taxes of $920,000, from this early extinguishment of debt. The excess of carrying amount of preferred stock repurchased over consideration paid in January 1997 amounted to $1,906,000.

    On March 26, 1997, the holder of the senior bridge loan exercised its option to convert the senior bridge loan into 18,000 shares of Series D convertible preferred stock. At that time, senior notes not to exceed $9,000,000 held by the same lender become convertible into a new Series E preferred stock on or after January 1, 1998 (SEE NOTE 5). The effects of the conversion of the senior bridge loan into Series D convertible preferred stock and the January 2, 1997 senior bridge loan and related securities repurchase transactions, are presented on a pro forma basis as of December 31, 1996 in the accompanying pro forma consolidated balance sheet. Supplemental earnings per share for the year ended December 31, 1996, based on historical earnings per share adjusted to give effect to (1) the issuance of the Series D preferred stock, and (2) the use of the $18 million proceeds therefrom on a pro rata basis to repurchase the debentures and Series A redeemable preferred stock repurchased in December 1996 and January 1997, and assuming the transactions had occurred on January 1, 1996, is $0.45 per share. This calculation ignores amounts reported in the historical results for 1996 as gains arising from the repurchase of the senior notes and debentures and as the earnings per share benefit arising from the excess of the carrying value of the preferred stock repurchased over the consideration paid. Therefore, this supplemental earnings per share calculation is most comparable to the $0.48 per share "income before items below" reported in the Company's 1996 historical results of operations.

    In November 1996, the Company arranged for the sale of all of its senior notes by the original holders to new owners. In connection with the sale, the Company prepaid $5,300,000 of the senior notes at a discount and recorded an extraordinary gain of $1,365,000, net of taxes of $155,000, from this early extinguishment of debt. In addition, the new holders and the Company agreed to remove or modify various restrictive covenants contained in the note purchase agreement governing the senior notes. The amended senior notes bear interest at a stated annual rate of 7.5%, with interest payable monthly, and require minimum mandatory quarterly principal payments of $150,000 in 1997 increasing to $1,800,000 in 2003. Alternatively, the Company may make voluntary monthly principal and interest payments of $335,000 through October 2002 to fully retire the notes. The Company may also prepay the notes at any month end at specified discounts from their face amount. The senior notes agreement contains limitations on equipment additions, incurrence of debt and other similar items.

    The carrying amount of long-term debt as of December 31, 1996 is due as follows (assuming voluntary prepayments of the Company's senior notes, and excluding the senior bridge loan, which was converted to preferred stock in March 1997, and the debentures refinanced thereby):

    Year ending December 31:
        1997                               $16,323,000
        1998                                17,263,000
        1999                                14,914,000
        2000                                11,403,000
        2001                                 8,097,000
        2002                                 3,561,000
                                           -----------
                                           $71,561,000
                                           -----------
                                           -----------

    Of the Company's total indebtedness at December 31, 1996, $83,552,000 is an obligation of the Company and $5,473,000 is an obligation of the Company's consolidated subsidiaries.

    The Company has a $3 million revolving line of credit with a bank. The line bears interest at the bank's prime rate (8.25% at December 31, 1996 and 8.5% at December 31, 1995) plus two percent, with a commitment fee of 0.375% per year on the unused balance, and is secured by substantially all of the Company's accounts receivable. The line of credit had not been utilized through December 31, 1996.

5.  PREFERRED AND COMMON STOCK

PREFERRED STOCK -- The Company is authorized to issue 1,000,000 shares of preferred stock, undesignated as to series. The Board of Directors has the authority to establish the voting powers, designations, preferences and other special rights for each series of preferred stock issued.

    In connection with the Company's debt refinancing effective December 31, 1996 (SEE NOTE 4), the Company authorized 18,000 shares of a new Series D convertible preferred stock and 9,000 shares of a new Series E convertible preferred stock. The holders of the Series D and E convertible preferred stock, when issued, are entitled to receive cumulative dividends at the rate of 4% per annum of the stated liquidation value (subject to increase, to a maximum of 8%, under certain circumstances). Unpaid dividends accumulate and are payable quarterly by the Company in cash. Shares of Series D convertible preferred stock are convertible at the option of the holder at any time on or before December 31, 2006 into shares of common stock at a conversion price of $6.00 per common share, subject to adjustment. Shares of Series E convertible preferred stock are convertible at the option of the holder at any time on or before December 31, 2006 into shares of common stock at a conversion price of the greater of $6.00 per share of common stock or the market price (as defined) per common share at date of issuance of the Series E convertible preferred stock. Shares of Series D and E convertible preferred stock are subject to redemption at the option of the Company after December 31, 2006.

    In connection with the Royal acquisition (NOTE 8), the Company issued 3,876 shares of a new Series C convertible preferred stock. The Series C convertible preferred stock bears a dividend of 5% of its original liquidation value ($388,000) payable annually in cash and is redeemable at the Company's option. Holders of Series C convertible preferred stock may convert their stock into common stock at a price of $5 per common share.

    In the event of liquidation, dissolution or winding up of the Company, the holders of Series C, D and E convertible preferred stock shall be entitled to receive an amount equal to the stated liquidation value per share (plus accumulated but unpaid dividends) prior to any distributions to common stockholders. No sinking fund has been or will be established for the retirement or redemption of shares of Series C, D or E convertible preferred stock.

    The holders of shares of preferred stock are not entitled to any voting rights with respect to any matters voted upon by the common stockholders. However, a majority of preferred stockholders (with each series voting as a single class) must approve certain corporate transactions including the authorization of additional classes or series of stock ranking prior to their stock, any increase in the number of authorized shares of their preferred stock series, any amendment to the terms of such preferred stock series and similar actions.

STOCK OPTIONS AND AWARDS -- The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    The Company's 1991 Stock Option Plan provides that up to 2,000,000 shares may be granted to management and key employees. Options are granted at their fair market value at the date of grant. All options granted have 10 year terms and vest and become fully exercisable at the end of 3 to 4 years of continued employment. The weighted-average remaining contractual life of options outstanding as of December 31, 1996 is 9.6 years. The following table summarizes the activity under this plan.

                                                          WEIGHTED AVERAGE
                                           SHARES          EXERCISE PRICE
                                           ------         ----------------
Outstanding at December 31, 1993          509,000             $3.5423
    Granted                               738,400              0.4375
    Canceled                             (505,000)             3.5535
                                         --------             -------
Outstanding at December 31, 1994          742,400              0.4375
    Granted                                32,000              2.1172
    Exercised                            (221,800)             0.4375
    Canceled                              (11,600)             0.4375
                                         --------             -------
Outstanding at December 31, 1995          541,000              0.5369
    Granted                               489,200              3.5625
    Exercised                             (77,217)             0.5151
    Canceled                               (2,000)             1.6875
                                         --------             -------
Outstanding at December 31, 1996          950,983             $2.0926
                                         --------             -------
                                         --------             -------

    At December 31, 1996, 430,700 of these options were exercisable at $0.4375, 121,050 were exercisable at $3.5625, and 12,667 were exercisable at prices between $1.6875 and $2.375.

    In 1991, options for 30,000 shares not covered by the 1991 Stock Option Plan were granted to three non-employee directors at an exercise price of $8.25 per share. In 1993, options for 40,000 shares were granted at exercise prices ranging from $1.125 to $2.50 per share. In 1995, options for an additional 10,000 shares were granted at an exercise price of $1.6875 per share. These options vest over a four year period. At December 31, 1996, options for 40,000 shares had been canceled and options for 30,000 shares were exercisable.

    Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996: risk-free interest rate of 5.72%; no dividend yield; volatility factor of the expected market price of the Company's common stock of .43; and a weighted-average expected life of the option of 7 years. The weighted-average fair value of options granted during 1996 is $1.93.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' maximum vesting period. The Company's pro forma information for the year ended December 31, 1996 follows:

         Pro forma net income                             $12,577,000
         Pro forma earnings per share                           $1.17

    At December 31, 1996 the Company had 328,900 warrants outstanding to purchase common stock with exercise prices ranging from $2.50 to $5.00 per share over terms of three to ten years. The weighted-average grant-date fair value of the warrants was $2.13.

6.  COMMITMENTS

The Company has contracts with its equipment vendors for comprehensive maintenance and cryogen coverage for its MRI and CT systems. The contracts are between one and five years and extend through December 2001, but may be canceled by the Company under certain circumstances. Contract payments are approximately $9,200,000 per year. At December 31, 1996, the Company had binding equipment purchase commitments totaling approximately $29,200,000.

    The Company leases office and warehouse space and certain equipment under non-cancelable operating leases. The office and warehouse leases generally call for minimum monthly payments plus maintenance and inflationary increases. The future minimum payments under such leases are as follows:

    Year ending December 31:
                   1997                $1,478,000
                   1998                   960,000
                   1999                   668,000
                   2000                   141,000
                   2001                    34,000
                                       ----------
                                       $3,281,000
                                       ----------
                                       ----------

    The Company's total rental expense, which includes short-term equipment rentals, for the years ended December 31, 1996, 1995 and 1994 was $3,380,000, $1,923,000 and $2,781,000, respectively.

7.  401(K)  SAVINGS  PLAN

The Company established a 401(k) Savings Plan in January 1990. All employees of the Company are eligible to participate after a six month waiting period. Employees may contribute between 1% and 15% of their annual compensation.
The Company matches 33.3 cents for every dollar of employee contributions up to 7% of their compensation, subject to the limitations imposed by the Internal Revenue Code. The Company may also make discretionary contributions depending on profitability. The Company incurred and charged to expense $157,000, $140,000 and $119,000 during 1996, 1995 and 1994, respectively, related to the plan.

8.  ACQUISITION

    On April 26, 1996, the Company acquired all of the outstanding shares of Royal Medical Health Services, Inc. (Royal) of Pittsburgh, Pennsylvania.
Like the Company, Royal is a provider of comprehensive MRI services. The Company issued 3,876 shares of Series C convertible preferred stock valued at $388,000, common stock warrants valued at $212,000, and paid $1,914,000 in cash as consideration for the acquisition of Royal and certain related assets. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Royal have been included in the Company's consolidated financial statements from the date of acquisition.

    The unaudited pro forma information below presents combined results of operations as if the Royal acquisition had occurred at the beginning of the respective periods presented. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the acquisition actually occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

                                               YEAR ENDED DECEMBER 31,
                                            -----------------------------
                                               1996              1995
                                               ----              ----
Revenues                                    $70,518,000       $63,621,000
Income before extraordinary gains             6,487,000         4,492,000
Net income                                   12,787,000         4,492,000

Earnings per share:
  Income before extraordinary gains               $0.48             $0.32
  Income applicable to common stock               $1.18             $0.32

                            REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Alliance Imaging, Inc.

    We have audited the accompanying consolidated balance sheets of Alliance Imaging, Inc. as of December 31, 1996 and 1995 and the related consolidated statements of operations, cash flows and preferred stock, common stock, additional paid-in capital and accumulated deficit for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Imaging, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                        /s/ ERNST & YOUNG LLP

Orange County, California
February 21, 1997, except
for Note 4, as to which the
date is March 26, 1997

                                ALLIANCE IMAGING, INC.

                              QUARTERLY  FINANCIAL  DATA

Summarized quarterly unaudited financial data for the years ended December 31, 1996 and 1995 is as follows:

                                                              Three Months Ended
                                         --------------------------------------------------------------------
                                         March 31,1996  June 30, 1996  September 30, 1996   December 31, 1996
                                         -------------  -------------  ------------------   -----------------
Revenues                                   $14,686,000    $16,616,000         $17,795,000         $19,385,000

Income before income taxes and
  extraordinary gains                        1,603,000      2,044,000           2,359,000           1,555,000

Extraordinary gains, net of taxes                    -              -                   -           6,300,000

Net income                                   1,364,000      1,738,000           1,949,000           7,750,000

Earnings per common share:
  Income before items below                    $  0.10        $  0.13             $  0.15             $  0.10
  Excess of carrying amount of
    preferred stock repurchased
    over consideration paid                          -              -                   -                0.15
                                               -------        -------             -------             -------
  Income (loss) before
    extraordinary gains                        $  0.10        $  0.13             $  0.15             $  0.25
  Extraordinary gains, net                           -              -                   -                0.55
                                               -------        -------             -------             -------
  Income applicable to common
    stock                                      $  0.10        $  0.13             $  0.15             $  0.80
                                               -------        -------             -------             -------
                                               -------        -------             -------             -------

                                                              Three Months Ended
                                         --------------------------------------------------------------------
                                         March 31,1995  June 30, 1995  September 30, 1995   December 31, 1995
                                         -------------  -------------  ------------------   -----------------
Revenues                                   $14,481,000    $14,766,000         $15,058,000         $13,760,000

Income before income taxes                   1,193,000      1,316,000           1,701,000             619,000

Net income                                   1,021,000      1,112,000           1,447,000             522,000

Net income per common share                $       .07     $      .08         $       .11         $       .02



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting of Stockholders, and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this Form 10-K:

1.  Financial Statements:

    A listing of the Consolidated Financial Statements, related notes and Report of Independent Auditors is set forth in Item 8 of this report on Form 10-K.

2.  Financial Statement Schedules:

    The following Financial Statement Schedule for the years ended December 31, 1996, 1995 and 1994 is set forth on page 37 of this report on Form 10-K:

    Schedule II    -    Valuation and Qualifying Accounts

    All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes for the year ended December 31, 1996.

3.  Index to Exhibits:

EXHIBIT NO.     NOTE    DESCRIPTION
-----------     ----    -----------
    3.1         (21)    Restated Certificate of Incorporation of Alliance
                        Imaging, Inc.

    3.2          (1)    By-Laws of Alliance Imaging, Inc., as amended.

    4.1          (1)    Specimen of Common Stock Certificate.


    4.2          (9)    Amended and Restated Purchase Agreement dated as of
                        December 31, 1994 among the Registrant and the holders of the Registrant's Senior Subordinated Debentures due
                        2005.

    4.2.1        (8)    Amendment No. 1 to Amended and Restated Purchase
                        Agreement dated as of December 31, 1994 among the Registrant and the holders of the Registrant's Senior
                        Subordinated Debentures.

    4.2.2       (18)    Amendment No. 2 to Amended and Restated Purchase
                        Agreement dated as of April 15, 1996 among the Registrant and the holders of the Registrant's Senior
                        Subordinated Debentures due 2005.

    4.3          (1)    Note Purchase Agreement dated as of April 14, 1989
                        governing sale of Senior Notes by Alliance Imaging, Inc.

    4.4          (1)    First Amendment to Note Purchase Agreement dated as of
                        September 20, 1990 among Alliance Imaging, Inc., CIGNA
                        Property and Casualty Insurance Company, Connecticut
                        General Life Insurance Company, Insurance Company of
                        America and Life Insurance Company of North America.

    4.4.1        (1)    Amendment No. 2 to Note Purchase Agreement dated as of
                        June 3, 1991.

    4.4.2        (2)    Amendment No. 3 to Note Purchase Agreement dated as of
                        December 1, 1991.

    4.4.3        (3)    Amendment No. 4 to Note Purchase Agreement dated as of
                        December 31, 1992.

    4.4.4        (4)    Amendment No. 5 to Note Purchase Agreement dated as of
                        June 30, 1993.

    4.4.5        (6)    Amendment No. 6 to Note Purchase Agreement dated as of
                        January 1, 1994.

    4.4.9       (10)    Amendment No. 7 to Note Purchase Agreement dated as of
                        December 31, 1994.

    4.4.10       (8)    Amendment No. 8 to Note Purchase Agreement dated as of
                        December 31, 1994.

    4.4.11      (18)    Amendment No. 9 to Note Purchase Agreement dated as of
                        April 15, 1996.

    4.4.12      (19)    Amendment No. 10 to Note Purchase Agreement dated as of
                        November 6, 1996.

    4.4.13      (21)    Amendment No. 11 to Note Purchase Agreement dated as
                        of March 25, 1997.

    4.5          (1)    Amended and Restated Shareholders Agreement dated as of
                        April 17, 1989.

    4.6         (11)    Security Agreement dated as of December 31, 1994 among
                        the Registrant, the holders of the Senior Notes and the Collateral Agent for the Senior Noteholders.

    4.7         (12)    Guaranty dated as of December 31, 1994 of the
                        Registrant's obligations to the Senior Noteholders and the Senior Subordinated Debentureholders executed by the subsidiaries of the Registrant identified therein.

    4.8         (13)    Registration Rights Agreement dated as of December 31,
                        1994 among the Registrant, the Senior Noteholders and the Senior Subordinated Debentureholders.

    4.9         (14)    Certificate of Designation concerning the Registrant's
                        Series A 6.0% Cumulative Preferred Stock.

    4.10        (15)    Certificate of Designation concerning the Registrant's
                        Series B Convertible Preferred Stock.

    4.11        (18)    Certificate of Designation concerning the Registrant's
                        Series C 5% Cumulative Convertible Redeemable Preferred
                        Stock.

    4.12        (21)    Amended Certificate of Designation concerning the
                        Registrant's Series D 4% Cumulative Redeemable
                        Preferred Stock.

    4.13        (21)    Amended Certificate of Designation concerning the
                        Registrant's Series E 4% Cumulative Redeemable
                        Convertible Preferred Stock.

    4.14        (21)    Certificate of Elimination concerning the Registrant's
                        Series A 6% Cumulative Preferred Stock and Series B
                        Convertible Redeemable Preferred Stock.

    9.1          (1)    Amended and Restated Voting Trust Agreement between
                        Donaldson, Lufkin & Jenrette Capital Corporation and
                        Meridian Trust Company dated December 29, 1988.

    10.4        (20)    Amended and Restated 1991 Stock Option Plan of Alliance
                        Imaging, Inc., including forms of agreement used thereunder.

    10.16        (1)    Form of Indemnification Agreement between Alliance
                        Imaging, Inc. and its directors and/or officers.

    10.18        (2)    Lease Agreement dated September 13, 1991, by and
                        between Alliance Imaging, Inc. and Crestview Partners.

    10.20        (5)    Georgia Magnetic Imaging Center, Ltd. Limited
                        Partnership Agreement dated as of March 22, 1985.

    10.20.1      (5)    Amendment to Georgia Magnetic Imaging Center, Ltd.
                        Limited Partnership Agreement dated as of July 1, 1993.

    10.24        (7)    Employment Agreement dated as of September 9, 1993,
                        between Alliance Imaging, Inc. and Richard N. Zehner.

    10.25        (7)    Employment Agreement dated as of September 9, 1993,
                        between Alliance Imaging, Inc. and Vincent S. Pino.

    10.26        (7)    Employment Agreement dated as of September 9, 1993,
                        between Alliance Imaging, Inc. and Terry A. Andrues.

    10.27        (7)    Employment Agreement dated as of September 9, 1993,
                        between Alliance Imaging, Inc. and Jay A. Mericle.

    10.28        (7)    Employment Agreement dated as of September 9, 1993,
                        between Alliance Imaging, Inc. and Terrence M. White.

    10.29        (7)    Employment Agreement dated as of June 6, 1994, between
                        Alliance Imaging, Inc. and Neil M. Cullinan.

    10.30        (7)    Employment Agreement dated as of June 6, 1994, between
                        Alliance Imaging, Inc. and Cheryl A. Ford.

    10.31       (21)    Amended and Restated Standstill Agreement dated as of
                        December 31, 1996 between the Registrant and
                        Connecticut General Life Insurance Company, CIGNA
                        Property and Casualty Insurance Company, Insurance
                        Company of North America and Life Insurance Company of
                        North America.

    10.32       (21)    Amended and Restated Standstill Agreement, dated as of
                        December 31, 1996, between Richard N. Zehner and
                        Alliance Imaging, Inc.

    10.33       (21)    Amended and Restated Standstill Agreement, dated as of
                        December 31, 1996, between each of The Northwestern
                        Mutual Life Insurance Company, The Travelers Indemnity
                        Company, The Travelers Insurance Company, The Travelers
                        Life and Annuity Company, The Lincoln National Life
                        Insurance Company and Bedrock Asset Trust I and
                        Alliance Imaging, Inc.

    10.34       (21)    Amended and Restated Standstill Agreement, dated as of
                        December 31, 1996, between DLJ Capital Corporation and
                        Alliance Imaging, Inc.

    10.36       (16)    Employment Agreement dated July 7, 1995 between
                        Alliance Imaging, Inc. and Michael W. Grismer.

    10.37       (17)    Long-Term Executive Incentive Plan dated as of March
                        28, 1995, adopted in final form November 28, 1995.

    10.38       (17)    Loan and Security Agreement with Comerica
                        Bank-California, dated as of December 21, 1995.

    10.39       (18)    Royal Medical Health Services, Inc. Merger Agreement
                        dated as of April 16, 1996.

    10.40       (18)    A & M Trucking, Inc. Acquisition Agreement dated as of
                        April 16, 1996.

    10.41       (18)    Form of Warrant Agreement concerning 100,000 common
                        shares with an exercise price of $3.9375 per share dated as of April 15, 1996.

    10.42       (18)    Form of Warrant Agreement concerning 96,900 common
                        shares with an exercise price of $5.00 per share dated as of April 15, 1996.

    10.43       (19)    Form of Warrant Agreement concerning 125,000 common
                        shares with an exercise price of $5.00 per share dated as of November 6, 1996.

    10.44       (21)    Bridge Loan Agreement dated as of December 31, 1996
                        between Alliance Imaging, Inc. and General Electric
                        Company, acting through GE Medical Systems.

    10.45       (21)    Form of Senior Bridge Note in the aggregate principal
                        amount of $18,000,000, dated December 31, 1996.

    10.46       (21)    Assignment, dated December 31, 1996, by The
                        Northwestern Mutual Life Insurance Company, The
                        Travelers Indemnity Company, The Travelers Insurance
                        Company, The Travelers Life and Annuity Company, The
                        Lincoln National Life Insurance Company and Bedrock
                        Asset Trust I to Alliance Imaging, Inc.

    10.47       (21)    Stock Purchase Agreement dated as of March 25, 1997,
                        between Alliance Imaging, Inc. and General Electric
                        Company, acting through GE Medical Systems.

    23          (21)    Consent of Independent Auditors.

------------------------
   (1) Incorporated by reference herein to the indicated exhibits filed in response to Item 16, "Exhibits" of the Company's Registration Statement on Form S-1, No. 33-40805, initially filed on May 24, 1991.

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

   (8) Incorporated by reference herein to the indicated exhibits filed in response to Item 14(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

   (9)   Incorporated by reference herein to Exhibit 4.4 filed in response to
         Item 7, "Exhibits" of the Company's Form 8-K Current Report dated January 25, 1995.

  (10)   Incorporated by reference herein to Exhibit 4.1 filed in response to
         Item 7, "Exhibits" of the Company's Form 8-K Current Report dated January 25, 1995.

  (11)   Incorporated by reference herein to Exhibit 4.2 filed in response to
         Item 7, "Exhibits" of the Company's Form 8-K Current Report dated January 25, 1995.

  (12)   Incorporated by reference herein to Exhibit 4.3 filed in response to
         Item 7, "Exhibits" of the Company's Form 8-K Current Report dated January 25, 1995.

  (13)   Incorporated by reference herein to Exhibit 4.5 filed in response to
         Item 7, "Exhibits" of the Company's Form 8-K Current Report dated January 25, 1995.

  (14)   Incorporated by reference herein to Exhibit 4.6 filed in response to
         Item 7, "Exhibits" of the Company's Form 8-K Current Report dated January 25, 1995.

  (15)   Incorporated by reference herein to Exhibit 4.7 filed in response to
         Item 7, "Exhibits" of the Company's Form 8-K Current Report dated January 25, 1995.

  (16)   Incorporated by reference herein to Exhibit 10.36 filed in response to
         Item 6(a), "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

  (17) Incorporated by reference herein to the indicated Exhibit in response to Item 14(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

  (18) Incorporated by reference herein to the indicated Exhibit filed in response to Item 6(a), "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

  (19) Incorporated by reference herein to the indicated Exhibit filed in response to Item 6(a), "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended September 31, 1996.

  (20) Incorporated by reference herein to Exhibits filed with the Company's Registration Statement on Form S-1, No. 33-40805, initially filed on May 24, 1991 and the Company's definitive Proxy Statement with respect to its Annual Meeting of Stockholders held May 16, 1996.

  (21)   Filed herewith.

(b) Reports on Form 8-K in the fourth quarter of 1996:

    None filed for the quarter ended December 31, 1996

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ALLIANCE  IMAGING,  INC.


March 31, 1997                    By: /S/RICHARD N. ZEHNER
                                     ----------------------------
                                  Richard N. Zehner,
                                  CHAIRMAN, PRESIDENT AND
                                  CHIEF EXECUTIVE OFFICER


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1997.

Signature                         Title
---------                         -----


/S/RICHARD N. ZEHNER         Chairman of the Board of Directors,
-------------------------         President and Chief Executive Officer
Richard N. Zehner                 (Principal Executive Officer)


/S/VINCENT S. PINO           Executive Vice President,
-------------------------         Chief Operating Officer and Director
Vincent S. Pino


/S/TERRENCE M. WHITE         Senior Vice President, Chief Financial Officer
-------------------------         and Secretary (Principal Financial Officer)
Terrence M. White


/S/MICHAEL W. GRISMER        Controller (Principal Accounting Officer)
-------------------------
Michael W. Grismer


/S/JAMES E. BUNCHER          Director
-------------------------
James E. Buncher


/S/ROBERT B. WALEY-COHEN     Director
-------------------------
Robert B. Waley-Cohen


/S/JOHN C. WALLACE           Director
-------------------------
John C. Wallace

                     ALLIANCE  IMAGING,  INC.  AND  SUBSIDIARIES

                SCHEDULE  II  -  VALUATION  AND  QUALIFYING  ACCOUNTS


                                             Balance at     Additions      Deductions     Balance
                                             Beginning     Charged to       (Bad Debt     at End
                                             of  Period      Expense       Write-offs)   of Period
                                            -----------    ----------     ------------   ----------
Year ended December 31, 1996
         Allowance for Doubtful Accounts    $  367,000     $  567,000     $  (421,000)   $  513,000
                                            ----------     ----------     ------------   ----------
                                            ----------     ----------     ------------   ----------

Year ended December 31, 1995
         Allowance for Doubtful Accounts    $  388,000     $       --     $   (21,000)   $  367,000
                                            ----------     ----------     ------------   ----------
                                            ----------     ----------     ------------   ----------

Year ended December 31, 1994
         Allowance for Doubtful Accounts    $  360,000     $  609,000     $  (581,000)   $  388,000
                                            ----------     ----------     ------------   ----------
                                            ----------     ----------     ------------   ----------

                                       37