Form 10-Q
period 1997-03-31
ALLIANCE IMAGING INC /DE/
filed 1997-05-15
CIK 817135

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                         ____________________________


                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED :  MARCH 31, 1997

                       COMMISSION FILE NUMBER:  0-16334


                            ALLIANCE IMAGING, INC.
            (Exact name of registrant as specified in its charter)


                DELAWARE                                33-0239910
   (State or other jurisdiction of        (IRS Employer Identification Number)
    incorporation or organization)


                         1065 NORTH PACIFICENTER DRIVE
                                   SUITE 200
                          ANAHEIM, CALIFORNIA  92806
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1997:
                   Common Stock, $.01 par value,  10,927,471

                           ALLIANCE  IMAGING,  INC.
                                   FORM 10-Q
                                March 31, 1997

                                     Index

                                                       Page

PART I -- FINANCIAL INFORMATION

Item 1 -- Condensed Financial Statements:

          Condensed Consolidated Balance Sheets --                   3
          March 31, 1997 and December 31, 1996

          Condensed Consolidated Statements of Income                4
          Three months ended March 31, 1997 and 1996

          Condensed Consolidated Statements of Cash Flows            5
          Three months ended March 31, 1997 and 1996

          Note to Condensed Consolidated Financial Statements        6

Item 2 -- Management's Discussion and Analysis                       7
          of Financial Condition and Results of
          Operations


PART II -- OTHER INFORMATION                                        12


SIGNATURES                                                          18

                           ALLIANCE  IMAGING,  INC.
                    CONDENSED  CONSOLIDATED BALANCE SHEETS

                                                      MARCH 31,    DECEMBER 31,
                                                        1997           1996*
                                                     ----------    ------------
                                                     (Unaudited)
ASSETS
Current assets:
  Cash and short-term investments                   $  13,305,000  $  10,867,000
  Accounts receivable, net of allowance
   for doubtful accounts                                8,696,000      8,889,000
  Prepaid expenses                                        688,000        710,000
  Other receivables                                        32,000        345,000
                                                      -----------    -----------
Total current assets                                   22,721,000     20,811,000

Equipment, at cost                                    128,480,000    121,354,000
  Less--Accumulated depreciation                      (45,906,000)   (43,735,000)
                                                      -----------    -----------
                                                       82,574,000     77,619,000

Goodwill                                               27,424,000     27,990,000
Deposits and other assets                               1,783,000      2,090,000
                                                      -----------    -----------
Total assets                                         $134,502,000   $128,510,000
                                                      -----------    -----------
                                                      -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $  2,666,000   $  1,765,000
  Accrued compensation and related expenses             2,814,000      3,465,000
  Other accrued liabilities                             8,240,000      6,341,000
  Current portion of long-term debt                    17,693,000     16,323,000
                                                      -----------    -----------
Total current liabilities                              31,413,000     27,894,000

Long-term debt, net of current portion                 56,910,000     72,702,000

Other liabilities                                       2,207,000      2,029,000

Deferred income taxes                                   4,831,000      4,831,000

Redeemable preferred stock                                     --      4,694,000

Non-redeemable preferred and common
 stockholders' equity:
  Convertible preferred stock                          18,388,000        388,000
  Common stock                                            109,000        109,000
  Additional paid-in capital                           36,163,000     34,404,000
  Accumulated deficit                                 (15,519,000)   (18,541,000)
                                                      -----------    -----------
Total non-redeemable preferred and common
 stockholders' equity                                  39,141,000     16,360,000
                                                      -----------    -----------
Total liabilities and stockholders' equity           $134,502,000   $128,510,000
                                                      -----------    -----------
                                                      -----------    -----------

* Derived from audited financial statements

SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           ALLIANCE IMAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         1997           1996
                                                         ----           ----
Revenues                                              $19,106,000    $14,685,000

Costs and expenses:
  Operating expenses, excluding depreciation            8,681,000      7,181,000
  Depreciation expense                                  3,485,000      2,866,000
  Selling, general and administrative expenses          1,897,000      1,507,000
  Amortization expense, primarily goodwill                571,000        344,000
  Interest expense, net of interest income              1,933,000      1,185,000
                                                      -----------    -----------
Total costs and expenses                               16,567,000     13,083,000
                                                      -----------    -----------

Income before income taxes and extraordinary gain       2,539,000      1,602,000
Provision for income taxes                                835,000        239,000
                                                      -----------    -----------
Income before extraordinary gain                        1,704,000      1,363,000
Extraordinary gain, net of taxes                        1,332,000             --
                                                      -----------    -----------
Net income                                              3,036,000      1,363,000
Less:  Preferred stock dividends                               --      (233,000)
Add:  Excess of carrying amount of preferred stock
 repurchased over consideration paid                    1,906,000             --
                                                      -----------    -----------
Income applicable to common stock                     $ 4,942,000    $ 1,130,000
                                                      -----------    -----------
                                                      -----------    -----------

Weighted average common and common equivalent
 shares outstanding                                    11,985,000     11,309,000
                                                      -----------    -----------
                                                      -----------    -----------

Earnings per share:

  Income before items below                               $  0.14        $  0.10
  Excess of carrying amount of preferred stock
   repurchased over consideration paid                       0.16             --
                                                      -----------    -----------
  Income before extraordinary gain                           0.30           0.10
  Extraordinary gain, net of taxes                           0.11             --
                                                      -----------    -----------
Income applicable to common stock                         $  0.41        $  0.10
                                                      -----------    -----------
                                                      -----------    -----------

SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           ALLIANCE IMAGING, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         1997           1996
                                                         ----           ----
OPERATING ACTIVITIES:
Net income                                            $ 3,036,000    $ 1,363,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Extraordinary gain                                   (1,332,000)            --
  Depreciation and amortization                         4,056,000      3,210,000
  Amortization of deferred financing charges               14,000         32,000
  Distributions in excess of equity
   in income of investee                                   58,000         75,000
Changes in operating assets and liabilities:
  Accounts receivable, net                                193,000     (1,322,000)
  Prepaid expenses                                         22,000       (145,000)
  Other receivables                                       313,000         92,000
  Other assets                                             (9,000)       (33,000)
  Accounts payable, accrued compensation and
   other accrued liabilities                              250,000      1,201,000
  Other liabilities                                       983,000        146,000
                                                      -----------    -----------
Net cash provided by operating activities               7,584,000      4,619,000

INVESTING ACTIVITIES:
Equipment purchases                                    (8,440,000)    (6,200,000)
Decrease in deposits on equipment                         239,000        978,000
Purchase of contracts and related assets of
 Mobile M.R. Venture, Ltd.                                     --       (455,000)
                                                      -----------    -----------
Net cash used in investing activities                  (8,201,000)    (5,677,000)

FINANCING ACTIVITIES:
Payment of preferred stock dividends                     (265,000)            --
Repurchase of senior subordinated debentures           (2,286,000)            --
Repurchase of Series A preferred stock                 (2,523,000)            --
Principal payments on long-term debt                   (4,613,000)    (2,470,000)
Proceeds from long-term debt                            7,601,000      4,316,000
Proceeds from senior bridge loan                        5,128,000             --
Proceeds from exercise of employee stock options           13,000          9,000
Decrease in minority interests in partnership                  --         (5,000)
                                                      -----------    -----------
Net cash provided by financing activities               3,055,000      1,850,000
                                                      -----------    -----------

Net increase in cash and short-term investments         2,438,000        792,000
Cash and short-term investments, beginning of period   10,867,000     11,128,000
                                                      -----------    -----------
Cash and short-term investments, end of period        $13,305,000    $11,920,000
                                                      -----------    -----------
                                                      -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                        $2,050,000     $1,280,000
  Income taxes paid                                        70,000         38,000
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
  Conversion of senior bridge loan into Series D
   4% convertible preferred stock                     $18,000,000             --

SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            Alliance Imaging, Inc.
              Note to Condensed Consolidated Financial Statements
                                March 31, 1997
                                  (Unaudited)

BASIS OF PREPARATION

      The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the Company) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

     The earnings per common share for the three month periods ended March 31, 1997 and 1996 are based upon weighted average common and common equivalent shares outstanding during the period. For the three month period ended March 31, 1996 common equivalent shares include vested stock options with an exercise price lower than current market value and reflect preferred dividend requirements of $233,000. For the three month period ended March 31, 1997, common equivalent shares include warrants and vested stock options with exercise prices lower than current market value, as well as the assumed conversion of the Series D convertible preferred stock into common shares. Supplemental earnings per share for the quarter ended March 31, 1997 based on historical earnings per share adjusted assuming the conversion of the senior bridge loan into Series D convertible preferred stock had occurred on January 1, 1997 is $0.13 per share. This calculation ignores amounts reported in the 1997 historical results as gain arising from the repurchase of the senior subordinated debentures and as the earnings per share benefit arising from the excess of carrying value of the preferred stock repurchased over the consideration paid. Therefore, this supplemental earnings per share calculation is the most comparable to the $0.14 per share "income before items below" reported in the Company's first quarter 1997 historical results of operations.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and the Series D convertible preferred stock will be excluded. The impact of Statement 128 on the calculation of earnings per share for the quarters ended March 31, 1997 and 1996 is not expected to be material.

     The provisions for income taxes for the three month periods ended March 31, 1997 and 1996 are less than the statutory federal rate due to utilization of certain net operating loss carryforwards during the periods.

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

     The health care industry is highly regulated and very competitive. The current health care environment is characterized by cost containment pressures which management believes have resulted in decreasing revenues per scan. Although scan prices appear to have stabilized, the Company expects modest continuing downward pressure on pricing levels. However, in many cases higher scan volumes associated with new customer contracts justify lower scan prices and such contracts do not adversely impact the Company's revenues and profitability. Although the Company has experienced increased scan volumes in 1995, 1996, and in the first quarter of 1997, it has also had periods of declining volumes in earlier years, and there can be no assurance that the recent positive trends will continue.

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

RESULTS OF OPERATIONS -- COMPARISON OF QUARTER ENDED MARCH 31, 1997 TO QUARTER ENDED MARCH 31, 1996 -- Revenues for the first three months of 1997 were $19,106,000, an increase of $4,421,000, or 30.1%, over 1996. Excluding revenues of $2,050,000 relating to MRI operations which were acquired subsequent to the first quarter of 1996, the increase in revenues was $2,371,000, or 16.1%. This increase reflects a scan-based MRI revenue increase of $3,970,000, or 30.4% ($2,050,000, or 15.6%, as a result of MRI operations acquired subsequent to the first
quarter of 1996), resulting from a 32.5% increase in total scan volume partially offset by a 1.6% decrease in the average revenue realized per MRI scan. MRI operations acquired subsequent to the first quarter of 1996 were responsible for 16.5% of the scan volume increase and 0.5% of the offsetting price per scan decrease. The average number of scans per day for each MRI system increased 9.6% to 6.8 from 6.2 in 1996. Management attributes the non-acquisition volume increase to the Company's continuing MRI systems upgrade program, which has enabled the Company to obtain new, long-term contracts from both existing and new customers, and to the effect of recently implemented marketing programs. Management believes the decrease in average revenues realized per scan is the result of: continuing competitive pressure in the MRI service industry and cost containment efforts by health care payers; obtaining contracts with customers that have high scan volumes which justify lower scan prices; and many customers achieving discount price levels by virtue of attaining higher scan volumes. Revenue under fixed fee contracts increased $29,000, or 4.8%. Other revenue increased $264,000 primarily as a result of the implementation in late 1996 of a program providing management services for a large portfolio of imaging systems. CT revenue increased $158,000, or 17.4%, as a result of internal growth and the fourth quarter
1996 acquisition of a small CT business.

     The Company operated 87 MRI systems at March 31, 1997 compared to 81 MRI systems at March 31, 1996. The average number of MRI systems operated by the Company was 85 during the first quarter of 1997, compared to 80.5 during the first quarter of 1996.

     Operating expenses, excluding depreciation, totaled $8,681,000 in the first three months of 1997, an increase of $1,500,000, or 20.9%, from the first quarter of 1996. Excluding expenses of $862,000 related to operations which were acquired after the first quarter of 1996, the increase in operating expenses was $638,000, or 8.9%. Payroll and related employee expenses increased $615,000, or 19.2%, which was in line with the revenue increase. Equipment rental expense increased $202,000, or 41.8%, resulting from a higher number of leased MRI systems in operation and the Company's
leasing of 20 new tractors after the first quarter of 1996.   Repairs and
maintenance increased $178,000, or 52.5%, due to an increased number of systems in service. Fuel and other vehicle expenses collectively increased $152,000, or 53.1%, primarily due to increasing fuel prices and the addition of new mobile MRI systems.

     Depreciation expense during the first quarter of 1997 totaled $3,485,000, an increase of $619,000, or 21.6%. Excluding depreciation expense of $112,000 related to operations which were acquired after the first quarter of 1996, depreciation expense increased $507,000, or 17.7%, from the 1996 level principally due to a higher amount of depreciable assets associated with equipment additions and upgrades. Amortization expense during the first three months of 1997 increased $227,000, or 66.0%, over the 1996 period as a result of the acquisitions made after the first quarter of 1996.

     Selling, general and administrative expenses totaled $1,897,000 in the first quarter of 1997, an increase of $390,000, or 25.9%, from the same period in 1996. Payroll and related expenses increased $217,000, or 19.4%, primarily as a result of increased incentive compensation related to financial performance and increased staffing levels. Professional services expenses increased $105,000 primarily due to costs associated with increased investor relations efforts.

     Interest expense of $1,933,000 in the first quarter of 1997 was $748,000, or 63.1%, higher than 1996, as a result of higher average outstanding debt balances during 1997 as compared to 1996. This increase was primarily related to the senior bridge loan (which was converted into Series D convertible preferred stock on March 26, 1997) and to debt assumed in connection with acquisitions made subsequent to the first quarter of 1996.

     An income tax provision of $835,000 was recorded in in the first quarter of 1997, which was higher than the tax provision recorded in the first
quarter of 1996 by $596,000, or 249.4%.   The increase resulted from the
increase in income before taxes and an increase in the Company's effective tax rate. The effective income tax rate increased to 32.9% in 1997 from 14.9% in 1996 because the Company's taxable income in 1997 is expected to exceed remaining available net operating loss carryforwards.

     The Company's income before extraordinary gain was $1,704,000 in the first quarter of 1997 compared to net income of $1,363,000 in the first quarter of 1996, an increase of $341,000, or 25.0%, primarily attributable to the increase in revenues achieved without a proportionate increase in operating and selling, general and administrative expenses. Earnings per common share directly related to operations totaled $0.14 in the first quarter of 1997, compared to earnings per common share of $0.10 for the same period in 1996, an increase of 40.0%. The Company reported an extraordinary gain, net of income taxes, in the first quarter of 1997 of $1,332,000, or $0.11 per common share, on early extinguishment of debt. In addition the Company recorded earnings of $1,906,000, or $0.16 per common share related to the excess of the carrying amount of the Series A 6% cumulative preferred stock repurchased over the consideration paid. Earnings per common share totaled $0.41 in the first quarter of 1997. The earnings per common share calculations reflect preferred dividend requirements of $233,000 in the first quarter of 1996 and none in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES -- At March 31, 1997, cash and short-term investments were $13,305,000 compared to $10,867,000 at December 31, 1996, and the aggregate of the Company's long-term debt was $56,910,000 compared to $72,702,000 at December 31, 1996. The Company maintains a $3,000,000 revolving line of credit secured by accounts receivable. This line, which has not been utilized, is intended to act as a temporary supplement to fund working capital needs.

     The Company generated $7,584,000 in net cash from operating activities during the first quarter of 1997, compared to $4,619,000 for the same period in 1996, an increase of $2,965,000, or 64.2%. This cash flow was sufficient to meet the Company's debt service obligations and capital expenditures not financed. During the first three months of 1997, the Company financed $7,601,000 of capital expenditures and repaid $4,613,000 of long-term debt. The Company believes its continuing cash flow from operations as well as its cash balances and other credit sources will be adequate for anticipated operating, debt service, preferred dividend and capital expenditure requirements.

     On December 31, 1996, the Company entered into a Bridge Loan Agreement (enabling the Company to borrow up to $18,000,000) and borrowed $12,872,000 under a senior bridge loan; an additional $5,128,000 was borrowed on January 2, 1997. The senior bridge loan was convertible into 18,000 shares of a new Series D 4% convertible preferred stock. On December 31, 1996, the Company used the proceeds of the senior bridge loan to repurchase $11,345,000 carrying value of its senior subordinated debentures (Debentures) and $11,071,000 of its Series A 6% redeemable preferred stock at a discount (plus related accrued interest and dividends). In connection with this transaction, on January 2, 1997, the Company used the additional senior bridge loan proceeds to repurchase the remaining balance of its Debentures and Series A redeemable preferred stock at a discount (plus related accrued interest and dividends). On March 26, 1997, the holder of the senior bridge loan exercised its option to convert the senior bridge loan into 18,000 shares of Series D convertible preferred stock. At that time, senior notes not to exceed $9,000,000 held by the same investor became convertible into a new Series E convertible preferred stock on or after January 1, 1998. The senior note agreement contains limitations on equipment additions, incurrence of debt and other similar items.

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

     On April 26, 1996, the Company acquired all of the outstanding shares of Royal Medical Health Services, Inc. (Royal) of Pittsburgh, Pennsylvania, and certain related assets. Like the Company, Royal is a provider of comprehensive MRI services to hospitals. The Company issued 3,876 shares of a new Series C convertible preferred stock valued at $388,000, common stock warrants valued at $212,000 and paid $1,914,000 in cash as consideration for the acquisition of Royal. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Royal have been included in the Company's consolidated financial statements from the date of acquisition. The Series C convertible preferred stock bears a dividend of 5% of its original liquidation value ($388,000) payable annually in cash and is redeemable at the Company's option. Holders of Series C convertible preferred stock may convert their stock into common stock at a price of $5 per common share.

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

CAPITAL EXPENDITURES -- The Company purchased five new high-field MRI systems and upgraded two other MRI systems at a total approximate cost of $8,440,000 during the first three months of 1997. Over 90% of this amount was financed by long-term secured loans. During the first quarter of 1997 the Company also disposed of four less technologically advanced mid-field MRI systems.

     The Company currently plans to purchase 15 additional new high-field MRI systems in 1997 and plans to upgrade several existing systems by year-end, subject to obtaining related MRI service contracts with customers and obtaining financing for the equipment acquisitions. The Company intends to use a combination of existing cash reserves, cash flow from operations and long-term secured equipment financing to finance its capital expenditures, although there can be no assurance that such financing will be available to the Company. The Company intends to continue focusing on acquiring state-of-the-art equipment while disposing of older systems, and expects to dispose of most of its remaining older systems during 1997.

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

     If the Company adds MRI systems at a more rapid rate than is currently planned, or if it acquires additional business entities, or if the net cash generated by operations declines from current or anticipated levels, the Company could be required to raise additional capital. However, there can be no assurance that the Company would be able to raise such capital, or do so on terms acceptable to the Company.

PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit No.    Note    Description
     ----------     ----    -----------

       3.1          (21)    Restated Certificate of Incorporation of Alliance
                            Imaging, Inc.

       3.2           (1)    By-Laws of Alliance Imaging, Inc., as amended.

       4.1           (1)    Specimen of Common Stock Certificate.

       4.2           (9)    Amended and Restated Purchase Agreement dated as
                            of December 31, 1994 among the Registrant and the holders of the Registrant's Senior Subordinated
                            Debentures due 2005.

       4.2.1         (8)    Amendment No. 1 to Amended and Restated Purchase
                            Agreement dated as of December 31, 1994 among the Registrant and the holders of the Registrant's
                            Senior Subordinated Debentures.

       4.2.2        (18)    Amendment No. 2 to Amended and Restated Purchase
                            Agreement dated as of April 15, 1996 among the Registrant and the holders of the Registrant's
                            Senior Subordinated Debentures due 2005.

       4.3           (1)    Note Purchase Agreement dated as of April 14, 1989
                            governing sale of Senior Notes by Alliance Imaging, Inc.

       4.4           (1)    First Amendment to Note Purchase Agreement dated as
                            of September 20, 1990 among Alliance Imaging, Inc.,
                            CIGNA Property and Casualty Insurance Company,
                            Connecticut General Life Insurance Company,
                            Insurance Company of America and Life Insurance
                            Company of North America.

       4.4.1         (1)    Amendment No. 2 to Note Purchase Agreement dated as
                            of June 3, 1991.

       4.4.2         (2)    Amendment No. 3 to Note Purchase Agreement dated as
                            of December 1, 1991.

       4.4.3         (3)    Amendment No. 4 to Note Purchase Agreement dated as
                            of December 31, 1992.

       4.4.4         (4)    Amendment No. 5 to Note Purchase Agreement dated as
                            of June 30, 1993.

       4.4.5         (6)    Amendment No. 6 to Note Purchase Agreement dated as
                            of January 1, 1994.

       4.4.9        (10)    Amendment No. 7 to Note Purchase Agreement dated as
                            of December 31, 1994.

       4.4.10        (8)    Amendment No. 8 to Note Purchase Agreement dated as
                            of December 31, 1994.

       4.4.11       (18)    Amendment No. 9 to Note Purchase Agreement dated as
                            of April 15, 1996.

       4.4.12       (19)    Amendment No. 10 to Note Purchase Agreement dated
                            as of November 6, 1996.

       4.4.13       (21)    Amendment No. 11 to Note Purchase Agreement dated
                            as of March 25, 1997.

       4.5           (1)    Amended and Restated Shareholders Agreement dated
                            as of April 17, 1989.

       4.6          (11)    Security Agreement dated as of December 31, 1994
                            among the Registrant, the holders of the Senior
                            Notes and the Collateral Agent for the Senior
                            Noteholders.

       4.7          (12)    Guaranty dated as of December 31, 1994 of the
                            Registrant's obligations to the Senior Noteholders and the Senior Subordinated Debentureholders executed by the subsidiaries of the Registrant identified therein.

       4.8          (13)    Registration Rights Agreement dated as of
                            December 31, 1994 among the Registrant, the Senior
                            Noteholders and the Senior Subordinated
                            Debentureholders.

       4.9          (14)    Certificate of Designation concerning the
                            Registrant's Series A 6.0% Cumulative Preferred
                            Stock.

       4.10         (15)    Certificate of Designation concerning the
                            Registrant's Series B Convertible Preferred Stock.

       4.11         (18)    Certificate of Designation concerning the
                            Registrant's Series C 5% Cumulative Convertible
                            Redeemable Preferred Stock.

       4.12         (21)    Amended Certificate of Designation concerning the
                            Registrant's Series D 4% Cumulative Convertible
                            Redeemable Preferred Stock.

       4.13         (21)    Amended Certificate of Designation concerning the
                            Registrant's Series E 4% Cumulative Convertible
                            Redeemable Convertible Preferred Stock.

       4.14         (21)    Certificate of Elimination concerning the
                            Registrant's Series A 6% Cumulative Preferred
                            Stock and Series B Convertible Redeemable Preferred
                            Stock.

       9.1           (1)    Amended and Restated Voting Trust Agreement
                            between Donaldson, Lufkin & Jenrette Capital
                            Corporation and Meridian Trust Company dated
                            December 29, 1988.

      10.4          (20)    Amended and Restated 1991 Stock Option Plan of
                            Alliance Imaging, Inc., including forms of agreement used thereunder.

      10.16          (1)    Form of Indemnification Agreement between
                            Alliance Imaging, Inc. and its directors and/or officers.

      10.18          (2)    Lease Agreement dated September 13, 1991, by
                            and between Alliance Imaging, Inc. and Crestview
                            Partners.

      10.20          (5)    Georgia Magnetic Imaging Center, Ltd. Limited
                            Partnership Agreement dated as of March 22, 1985.

      10.20.1        (5)    Amendment to Georgia Magnetic Imaging Center, Ltd.
                            Limited Partnership Agreement dated as of July 1, 1993.

      10.24          (7)    Employment Agreement dated as of September 9,
                            1993, between Alliance Imaging, Inc. and
                            Richard N. Zehner.

      10.25          (7)    Employment Agreement dated as of September 9,
                            1993, between Alliance Imaging, Inc. and
                            Vincent S. Pino.

      10.26          (7)    Employment Agreement dated as of September 9,
                            1993, between Alliance Imaging, Inc. and
                            Terry A. Andrues.

      10.27          (7)    Employment Agreement dated as of September 9,
                            1993, between Alliance Imaging, Inc. and
                            Jay A. Mericle.

      10.28          (7)    Employment Agreement dated as of September 9,
                            1993, between Alliance Imaging, Inc. and
                            Terrence M. White.

      10.29          (7)    Employment Agreement dated as of June 6, 1994,
                            between Alliance Imaging, Inc. and Neil M. Cullinan.

      10.30          (7)    Employment Agreement dated as of June 6, 1994,
                            between Alliance Imaging, Inc. and Cheryl A. Ford.

      10.31         (21)    Amended and Restated Standstill Agreement dated as
                            of December 31, 1996 between the Registrant and Connecticut General Life Insurance Company, CIGNA
                            Property and Casualty Insurance Company, Insurance
                            Company of North America and Life Insurance Company of North America.

      10.32         (21)    Amended and Restated Standstill Agreement, dated as
                            of December 31, 1996, between Richard N. Zehner and Alliance Imaging, Inc.

      10.33         (21)    Amended and Restated Standstill Agreement, dated as
                            of December 31, 1996, between each of The
                            Northwestern Mutual Life Insurance Company, The
                            Travelers Indemnity Company, The Travelers Insurance
                            Company, The Travelers Life and Annuity Company,
                            The Lincoln National Life Insurance Company and
                            Bedrock Asset Trust I and Alliance Imaging, Inc.

      10.34         (21)    Amended and Restated Standstill Agreement, dated
                            as of December 31, 1996, between DLJ Capital
                            Corporation and Alliance Imaging, Inc.

      10.36         (16)    Employment Agreement dated July 7, 1995 between
                            Alliance Imaging, Inc. and Michael W. Grismer.

      10.37         (17)    Long-Term Executive Incentive Plan dated as of
                            March 28, 1995, adopted in final form November 28,
                            1995.

      10.38         (17)    Loan and Security Agreement with Comerica
                            Bank-California, dated as of December 21, 1995.

      10.39         (18)    Royal Medical Health Services, Inc. Merger
                            Agreement dated as of April 16, 1996.

      10.40         (18)    A & M Trucking, Inc. Acquisition Agreement dated
                            as of April 16, 1996.

      10.41         (18)    Form of Warrant Agreement concerning 100,000
                            common shares with an exercise price of $3.9375 per share dated as of April 15, 1996.

      10.42         (18)    Form of Warrant Agreement concerning 96,900
                            common shares with an exercise price of $5.00 per share dated as of April 15, 1996.

      10.43         (19)    Form of Warrant Agreement concerning 125,000
                            common shares with an exercise price of $5.00 per share dated as of November 6, 1996.

      10.44         (21)    Bridge Loan Agreement dated as of December 31,
                            1996 between Alliance Imaging, Inc. and General
                            Electric Company, acting through GE Medical Systems.

      10.45         (21)    Form of Senior Bridge Note in the aggregate
                            principal amount of $18,000,000, dated December 31, 1996.

      10.46         (21)    Assignment, dated December 31, 1996, by The
                            Northwestern Mutual Life Insurance Company, The
                            Travelers Indemnity Company, The Travelers
                            Insurance Company, The Travelers Life and Annuity
                            Company, The Lincoln National Life Insurance
                            Company and Bedrock Asset Trust I to Alliance
                            Imaging, Inc.

      10.47         (21)    Stock Purchase Agreement dated as of March 25,
                            1997, between Alliance Imaging, Inc. and General
                            Electric Company, acting through GE Medical Systems.

___________________

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

(19) Incorporated by reference herein to the indicated Exhibit filed in response to Item 6(a), "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(20) Incorporated by reference herein to Exhibits filed with the Company's Registration Statement on Form S-1, No. 33-40805, initially filed on May 24, 1991 and the Company's definitive Proxy Statement with respect to its Annual Meeting of Stockholders held May 16, 1996.

(21) Incorporated by reference herein to the indicated Exhibit in response to
     Item 14(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

 (b) REPORTS ON FORM 8-K IN THE FIRST QUARTER OF 1997:

     None filed for the quarter ended March 31, 1997.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ALLIANCE IMAGING, INC.



May 9, 1997                   By: /s/ RICHARD N. ZEHNER
                                  ---------------------
                                     Richard N. Zehner
                                  Chairman, President and
                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 9, 1997.

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