Form 10-Q
period 1997-06-30
ALLIANCE IMAGING INC /DE/
filed 1997-08-12
CIK 817135

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR QUARTER ENDED :  JUNE 30, 1997

                        COMMISSION FILE NUMBER:  0-16334


                             ALLIANCE IMAGING, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


     DELAWARE                                           33-0239910
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)



                         1065 NORTH PACIFICENTER DRIVE
                                    SUITE 200
                           ANAHEIM, CALIFORNIA  92806
                           --------------------------
                     (Address of principal executive office)

                                 (714) 688-7100
                                 --------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   (X)        No   (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997:

                    Common Stock, $.01 par value,  10,943,138

                             ALLIANCE IMAGING, INC.
                                    FORM 10-Q
                                  June 30, 1997

                                      Index

                                                                      Page
                                                                      ----
PART I -  FINANCIAL INFORMATION

Item 1 -  Condensed Financial Statements:

               Condensed Consolidated Balance Sheets                    3
               June 30, 1997 and December 31, 1996

               Condensed Consolidated Statements of  Income             4
               Three and six months ended June 30, 1997 and 1996

               Condensed Consolidated Statements of Cash Flows          5
               Six months ended June 30, 1997 and 1996

               Note to Condensed Consolidated Financial Statements      7

Item 2 -       Management's Discussion and Analysis                     8
               of Financial Condition and Results of
               Operations

PART II - OTHER INFORMATION                                            16

SIGNATURES                                                             23

                             ALLIANCE IMAGING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           JUNE 30,        DECEMBER 31,
                                                                             1997              1996*
                                                                           --------        ------------
                                                                         (UNAUDITED)
                     ASSETS
Current assets:
   Cash and short-term investments                                        $  13,817,000     $  10,867,000
   Accounts receivable, net of allowance for doubtful accounts                9,207,000         8,889,000
   Prepaid expenses                                                           1,014,000           710,000
   Other receivables                                                             39,000           345,000
                                                                          -------------     -------------
Total current assets                                                         24,077,000        20,811,000

Equipment, at cost                                                          138,729,000       121,354,000
   Less--Accumulated depreciation                                           (48,953,000)      (43,735,000)
                                                                          -------------     -------------
                                                                             89,776,000        77,619,000

Goodwill                                                                     27,256,000        27,990,000
Deposits and other assets                                                     2,161,000         2,090,000
                                                                          -------------     -------------
Total assets                                                              $ 143,270,000     $ 128,510,000
                                                                          -------------     -------------
                                                                          -------------     -------------

            LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                       $   2,773,000      $  1,765,000
   Accrued compensation and related expenses                                  2,855,000         3,465,000
   Other accrued liabilities                                                  8,688,000         6,341,000
   Current portion of long-term debt                                         19,618,000        16,323,000
                                                                          -------------     -------------
Total current liabilities                                                    33,934,000        27,894,000

Long-term debt, net of current portion                                       60,930,000        72,702,000

Other liabilities                                                             2,207,000         2,029,000

Deferred income taxes                                                         4,831,000         4,831,000

Redeemable preferred stock                                                            -         4,694,000

Non-redeemable preferred and common stockholders' equity:
   Convertible preferred stock                                               18,388,000           388,000
   Common stock                                                                 109,000           109,000
   Additional paid-in capital                                                36,171,000        34,404,000
   Accumulated deficit                                                      (13,300,000)      (18,541,000)
                                                                          -------------     -------------
Total non-redeemable preferred and common stockholders' equity               41,368,000        16,360,000
                                                                          -------------     -------------
Total liabilities and stockholders' equity                                $ 143,270,000     $ 128,510,000
                                                                          -------------     -------------
                                                                          -------------     -------------


*Derived from audited financial statements
SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ALLIANCE IMAGING, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                     Three Months Ended June 30,  Six Months Ended June 30,
                                                         1997           1996          1997          1996
                                                         ----           ----          ----          ----
Revenues                                             $ 20,805,000   $ 16,616,000  $ 39,911,000   $ 31,302,000

Costs and expenses:
  Operating expenses, excluding depreciation            9,134,000      7,838,000    17,815,000     15,019,000
  Depreciation expenses                                 3,659,000      3,182,000     7,144,000      6,048,000
  Selling, general and administrative expenses          2,093,000      1,653,000     3,990,000      3,160,000
  Amortization expense, primarily goodwill                594,000        401,000     1,165,000        745,000
  Interest expense, net of interest income              1,624,000      1,498,000     3,557,000      2,683,000
                                                     ------------   ------------  ------------   ------------
Total costs and expenses                               17,104,000     14,572,000    33,671,000     27,655,000
                                                     ------------   ------------  ------------   ------------

Income before income taxes and extraordinary gain       3,701,000      2,044,000     6,240,000      3,647,000
Provision for income taxes                              1,290,000        306,000     2,125,000        545,000
                                                     ------------   ------------  ------------   ------------
Income before extraordinary gain                        2,411,000      1,738,000     4,115,000      3,102,000
Extraordinary gain, net of taxes                              -              -       1,332,000            -
                                                     ------------   ------------  ------------   ------------
Net income                                              2,411,000      1,738,000     5,447,000      3,102,000
Less: Preferred stock dividends                               -         (236,000)          -         (468,000)
Add: Excess of carrying amount of preferred stock
  repurchased over consideration paid                         -              -       1,906,000            -
                                                     ------------   ------------  ------------   ------------
Income applicable to common stock                    $  2,411,000   $  1,502,000  $  7,353,000   $  2,634,000
                                                     ------------   ------------  ------------   ------------
                                                     ------------   ------------  ------------   ------------

Weighted average common and common equivalent
  shares outstanding                                   14,934,000     11,522,000    13,456,000     11,416,000
                                                     ------------   ------------  ------------   ------------
                                                     ------------   ------------  ------------   ------------

Earnings per share:

  Income before items below                          $       0.16   $       0.13  $       0.31   $       0.23
  Excess of carrying amount of preferred stock
    repurchased over consideration paid                       -              -            0.14            -
                                                     ------------   ------------  ------------   ------------
  Income before extraordinary gain                           0.16           0.13          0.45           0.23
  Extraordinary gain, net of taxes                            -              -            0.10            -
                                                     ------------   ------------  ------------   ------------
Income applicable to common stock                    $       0.16   $       0.13  $       0.55   $       0.23
                                                     ------------   ------------  ------------   ------------
                                                     ------------   ------------  ------------   ------------


SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ALLIANCE IMAGING, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                    SIX MONTHS ENDED JUNE 30,
                                                    -------------------------
                                                       1997            1996
                                                       ----            ----
OPERATING ACTIVITIES
Net income                                        $  5,447,000    $  3,102,000
Adjustment to reconcile net income to net cash
provided by operating activities:
  Extraordinary gain                                (1,332,000)              -
  Depreciation and amortization                      8,309,000       6,793,000
  Amortization of deferred financing charges            28,000         207,000
  Distributions in excess of equity in income
     of investee                                        91,000           2,000
Changes in operating assets and liabilities:
  Accounts receivable, net                            (240,000)     (1,216,000)
  Prepaid expenses                                    (304,000)       (348,000)
  Other receivables                                    306,000         (55,000)
  Other assets                                        (451,000)         (7,000)
  Accounts payable, accrued compensation and
     other accrued liabilities                       1,661,000       2,107,000
  Other liabilities                                    178,000         281,000
                                                  ------------    ------------
Net cash provided by operating activities           13,693,000      10,866,000

INVESTING ACTIVITIES:
Equipment purchases                                (19,036,000)    (14,360,000)
Decrease in deposits on equipment                      247,000       2,212,000
Purchase of contracts and related assets
  of Mobile M.R. Venture, Ltd.                               -        (455,000)
Purchase of common stock of Royal Medical
  Health Services, Inc., net of cash acquired                -      (1,844,000)
Purchase of MRI contracts and related assets
  of Pacific Medical Imaging, Inc.                    (756,000)              -
                                                  ------------    ------------
Net cash used in investing activities              (19,545,000)    (14,447,000)
                                                  ------------    ------------

                              ALLIANCE IMAGING, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                           1997          1996
                                                           ----          ----
FINANCING ACTIVITIES:
Payment of preferred stock dividends                      (471,000)    (930,000)
Repurchase of senior subordinated debentures            (2,286,000)           -
Repurchase of Series A preferred stock                  (2,523,000)           -
Principal payments on long-term debt                    (9,190,000)  (5,608,000)
Proceeds from long-term debt                            18,123,000   10,227,000
Proceeds from senior bridge loan                         5,128,000            -
Proceeds from exercise of employee stock options            21,000       20,000
Increase in deferred financing charges                           -      (76,000)
                                                      ------------ ------------
Net cash provided by financing activities                8,802,000    3,633,000
                                                      ------------ ------------

Net increase in cash and short-term investments          2,950,000       52,000
Cash and short-term investments, beginning of period    10,867,000   11,128,000
                                                      ------------ ------------
Cash and short-term investments, end of period        $ 13,817,000 $ 11,180,000
                                                      ------------ ------------
                                                      ------------ ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                         $  3,727,000 $  2,724,000
Income taxes paid                                          283,000      202,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Conversion of senior bridge loan into Series D 4%
convertible preferred stock                           $ 18,000,000            -


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             Alliance Imaging, Inc.
               Note to Condensed Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)
BASIS OF PREPARATION
     The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. ("Alliance" or "the Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

     The earnings per common share for the six month periods ended June 30, 1997 and 1996 are based upon weighted average common and common equivalent shares outstanding during the period. For the six month period ended June
30, 1996, common equivalent shares include the dilutive effect of stock options with an exercise price lower than current market value and reflect preferred dividend requirements of $468,000. For the six month period ended June 30, 1997, common equivalent shares include the dilutive effect of warrants and vested stock options with exercise prices lower than current market value, as well as the assumed conversion of the Series D convertible preferred stock into common shares. Supplemental earnings per share for the six months ended June 30, 1997 based on historical earnings per share adjusted assuming the conversion of the senior bridge loan into Series D convertible preferred stock had occurred on January 1, 1997 is $0.30 per share. This calculation ignores amounts reported in the 1997 historical results as gain arising from the repurchase of the senior subordinated debentures and the earnings per share benefit arising from the excess of carrying value of the preferred stock repurchased over the consideration paid. Therefore, this supplemental earnings per share calculation is the most comparable to the $0.31 per share "income before items below" reported in the Company's first six months ended 1997 historical results of operations.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options, warrants and the Series D convertible preferred stock will be excluded. The impact is expected to result in an increase to primary earnings per share for the six months ended June 30, 1997 and 1996 of $.05 and $.01, per share respectively.

     The provisions for income taxes for the six month periods ended June 30, 1997 and 1996 are less than the statutory federal rate due to utilization of certain net operating loss carryforwards during the periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

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

     Among other things, the Company is subject to the risk that customers will cease using the Company's MRI services, upon expiration of contracts, to purchase or lease their own MRI systems. In the past, when this has occurred, the Company has generally been able to obtain replacement customers. However, it is not always possible to immediately obtain replacement customers, and some replacement customers have been smaller facilities and have had lower scan volumes.

     The health care industry is highly regulated and very competitive. The current health care environment is characterized by cost containment pressures which management believes have resulted in decreasing revenues per scan. Although scan prices appear to have stabilized, the Company expects modest continuing downward pressure on pricing levels. However, in many cases higher scan volumes associated with new customer contracts justify lower scan prices and such contracts do not adversely impact the Company's revenues and profitability. Although the Company has experienced increased scan volumes in 1995, 1996, and in the first half of 1997, it has also had periods of declining volumes in earlier years, and there can be no assurance that the recent positive trends will continue.

     The Company has implemented numerous cost containment and efficiency measures to reduce operating, payroll and selling, general and administrative costs. It has also developed a new marketing plan to refocus and expand its sales and marketing efforts, and has substantially upgraded its MRI systems over the last few years. Additionally, the Company continues to evaluate the profitability of certain existing customer relationships with a view toward eliminating unprofitable accounts.

     The Company's ongoing equipment trade-in and upgrade program has substantially improved the marketability and productivity of its MRI and computed axial tomography (CT) systems. The Company periodically evaluates its older, less marketable MRI systems to determine if it is more beneficial for them to continue in profitable, although reduced, revenue service, or to trade in such equipment in connection with new system purchases. The Company expects to operate some of its few remaining older systems for another one to two years and to trade in the balance of such systems.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996 --Revenues for the first six months of 1997 were $39,911,000, an increase of $8,609,000, or 27.5%, over 1996. This increase reflects a scan-based MRI revenue increase of $7,879,000, or 28.4%, ($2,309,000, or 8.3%, as a result of MRI operations acquired subsequent to the first quarter of 1996), resulting from a 30.4% increase in total scan volume partially offset by a 1.5% decrease in the average revenue realized per MRI scan. The average number of scans per day for each MRI system increased 7.7% to 7.0 from 6.5 in 1996. Management attributes the volume increase to the Company's continuing MRI systems upgrade program, which has enabled the Company to obtain new, long-term contracts from both existing and new customers, and to the effect of recently implemented marketing programs. Management believes the decrease in average revenues realized per scan is the result of: continuing competitive pressure in the MRI service industry and cost containment efforts by health care payers; obtaining contracts with customers that have high scan volumes which justify lower scan prices; and many
customers achieving discount price levels on incremental scan volume.   CT
revenue increased $397,000, or 21.6%, as a result of internal growth and the fourth quarter 1996 acquisition of a small CT business. Other revenue increased $300,000 primarily as a result of the implementation in late 1996 of a program providing management services for a large portfolio of imaging systems owned by others.

     The Company operated 90 MRI systems at June 30, 1997 compared to 87 MRI systems at June 30, 1996. The average number of MRI systems operated by the Company was 87 during the first half of 1997, compared to 82 during the first half of 1996.

     Operating expenses, excluding depreciation, totaled $17,815,000 in the first six months of 1997, an increase of $2,796,000, or 18.6%, from the first six months of 1996. Payroll and related employee expenses increased $1,250,000, or 18.5%, primarily as a result of an increase in operating staffing levels necessary to support revenue growth. Repairs and maintenance expense increased $364,000, or 50.5%, due to an increased number of systems in service. Fuel and other vehicle expenses collectively increased $291,000, or 46.9%, primarily due to increasing fuel prices and the addition of new mobile MRI systems. Preventative maintenance and cryogen contract expense increased $139,000, or 3.4%, due to the expiration of initial one-year warranties on an increased number of MRI systems. Other operating expenses (including insurance, equipment rental, supplies and professional services) increased $752,000, or 30.6 %, as a result of the increased level of operations.

     Depreciation expense during the first six months of 1997 totaled $7,144,000, an increase of $1,096,000, or 18.1%, from the 1996 level principally due to a higher amount of depreciable assets associated with equipment additions and upgrades. Amortization expense during the first six months of 1997 increased $420,000, or 56.4%, over the 1996 period as a result of goodwill amortization associated with recent business acquisitions.

     Selling, general and administrative expenses totaled $3,990,000 in the first six months of 1997, an increase of $830,000, or 26.3%, from the same period in 1996. Professional services expenses increased $297,000, or 118.8%, primarily due to costs associated with increased investor relations efforts and merger and acquisition activity. Payroll and related expenses increased $227,000, or 8.5%, primarily as a result of increased staffing levels necessary to support the Company's increased level of operations.
Other expenses increased primarily as a result of expanded marketing programs and costs associated with relocating the Company's corporate offices.

     Interest expense of $3,557,000 in the first six months of 1997 was $874,000, or 32.6%, higher than the same period in 1996, as a result of higher average outstanding debt balances during 1997 as compared to 1996. This increase was primarily related to the senior bridge loan (which was converted into Series D convertible preferred stock on March 26, 1997), to the financing of several new imaging systems during the first half of 1997, and to debt assumed in connection with acquisitions made subsequent to the first half of 1996.

     An income tax provision of $2,125,000 was recorded in in the first six months of 1997, which was higher than the tax provision recorded in the same
period in 1996 by $1,580,000, or 289.9%.   The increase resulted from the
increase in income before taxes and an increase in the Company's effective tax rate. The effective income tax rate increased to 34.1% in 1997 from 14.9% in 1996 because the Company's taxable income in 1997 is expected to exceed remaining available net operating loss carryforwards.

     The Company's income before extraordinary gain was $4,115,000 in the first six months of 1997 compared to net income of $3,102,000 in the first six months of 1996, an increase of $1,013,000, or 32.7%, primarily attributable to the increase in revenues achieved without a proportionate increase in costs and expenses. Earnings per common share directly related to operations totaled $0.31 in the first six months of 1997, compared to earnings per common share of $0.23 for the same period in 1996, an increase of 34.8%. The Company reported an extraordinary gain, net of income taxes, in the first quarter of 1997 of $1,332,000, or $0.11 per common share, on early extinguishment of debt in January 1997. In addition, the Company recorded earnings of $1,906,000, or $0.16 per common share related to the excess of the carrying amount of the Series A 6% cumulative preferred stock repurchased over the consideration paid in January 1997. Earnings per common share totaled $0.55 in the first six months of 1997. The earnings per common share calculations reflect preferred dividend requirements of $468,000 in the first six months of 1996 and none in 1997.

QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996 -- Revenues for the second quarter of 1997 were $20,805,000, an increase of $4,189,000, or 25.2%, over 1996. This increase reflects a scan-based MRI revenue increase of $3,909,000, or 26.6%, resulting from a 28.5% increase in total scan volume partially offset by a 1.4% decrease in the average revenue realized per MRI scan. The average number of scans per day for each MRI system increased 5.9% to 7.2 from 6.8 in 1996. Management attributes the volume increase to: the Company's continuing MRI systems upgrade program, which has enabled the Company to obtain new, long-term contracts from both existing and new customers; certain smaller business acquisitions; and to the effect of recently implemented marketing programs. Management believes the decrease in average revenues realized per scan is the result of: continuing competitive pressure in the MRI service industry and cost containment efforts by health care payers; obtaining contracts with customers that have high scan volumes which justify lower scan prices; and many customers achieving discount price levels by virtue of attaining higher scan volumes. CT revenue increased

$239,000, or 25.7%, as a result of internal growth and the fourth quarter 1996 acquisition of a small CT business.

     The average number of MRI systems operated by the Company was 88 during the second quarter of 1997, compared to 86 during the second quarter of 1996.

     Operating expenses, excluding depreciation, totaled $9,134,000 in the second quarter of 1997, an increase of $1,296,000, or 16.5%, from the second quarter of 1996. Payroll and related employee expenses increased $638,000, or 18.0%, primarily as a result of increased staffing levels necessary to support the Company's increased level of operations. Repairs and maintenance increased $186,000, or 48.8%, due to an increased number of systems in service. Fuel and other vehicle expenses collectively increased $138,000, or 41.1%, primarily due to increasing fuel prices and the addition of new mobile MRI systems. Preventative maintenance and cryogen contract expense increased $139,000, or 3.4% due to the expiration of initial one-year warranties on an increased number of MRI systems. Other operating expenses (including insurance, equipment rental, supplies and professional services) increased $272,000, or 14.2%, as a result of the increased level of operations.

     Depreciation expense during the second quarter of 1997 totaled $3,659,000, an increase of $477,000, or 15.0%, from the 1996 level principally due to a higher amount of depreciable assets associated with equipment additions and upgrades. Amortization expense during the second three months of 1997 increased $193,000, or 48.1%, over the 1996 period as a result of goodwill amortization associated with recent business acquisitions.

     Selling, general and administrative expenses totaled $2,093,000 in the second quarter of 1997, an increase of $440,000, or 26.6%, from the same period in 1996. Professional services increased $193,000, or 130.4%, primarily as a result of increased expenses associated with increased investor relations efforts and merger and acquisition activity. Other expenses increased primarily as a result of expanded marketing programs and costs associated with relocating the Company's corporate offices.

     Interest expense of $1,624,000 in the second quarter of 1997 was $126,000, or 8.4%, higher than 1996, as a result of higher average outstanding debt balances during 1997 as compared to 1996. This increase was primarily related to debt assumed in connection with acquisitions made subsequent to the second quarter of 1996, as well as to financed purchases of new equipment.

     An income tax provision of $1,290,000 was recorded in in the second quarter of 1997, which was higher than the tax provision recorded in the second quarter of 1996 by $984,000, or 321.6%. The increase resulted from the increase in income before taxes and an increase in the Company's effective tax rate. The effective income tax rate increased to 34.8% in the second quarter of 1997 from 15.0% in 1996 because the Company's taxable income in 1997 is expected to exceed remaining available net operating loss carryforwards.

     The Company's net income was $2,411,000 in the second quarter of 1997 compared to net income of $1,738,000 in the second quarter of 1996, an increase of $673,000, or 38.7%, primarily attributable to the increase in revenues achieved without a proportionate increase in costs and expenses. Earnings per common share totaled $0.16 in the second quarter of 1997, compared to $0.13 for the same period in 1996, an increase of 23.1%. The earnings per common share calculations reflect preferred dividend requirements of $236,000 in the second quarter of 1996 and none in the second quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, cash and short-term investments were $13,817,000 compared to $10,867,000 at December 31, 1996, and the aggregate of the Company's long-term debt was $60,930,000 compared to $72,702,000 at December 31, 1996. The Company maintains a $3,000,000 revolving line of credit secured by accounts receivable. This line, which has not been utilized, is intended to act as a temporary supplement to fund working capital needs.

     The Company generated $13,693,000 in net cash from operating activities during the first six months of 1997, compared to $10,866,000 for the same period in 1996, an increase of $2,827,000, or 26.0%. This cash flow was sufficient to meet the Company's debt service obligations and capital expenditures not financed. During the first six months of 1997, the Company financed $18,123,000 of capital expenditures and repaid $9,190,000 of long-term debt. The Company believes its continuing cash flow from operations as well as its cash balances and other credit sources will be adequate for anticipated operating, debt service and capital expenditure requirements.

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

     On April 26, 1996, the Company acquired all of the outstanding shares of Royal Medical Health Services, Inc. ("Royal") of Pittsburgh, Pennsylvania, and certain related assets. Like the Company, Royal is a provider of comprehensive MRI services to hospitals. The Company issued 3,876 shares of a new Series C convertible preferred stock valued at $388,000, common stock warrants valued at $212,000 and paid $1,914,000 in cash as consideration for the acquisition of Royal. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Royal have been included in the Company's consolidated financial statements from the date of acquisition. The Series C convertible preferred stock bears a dividend of 5% of its original liquidation value ($388,000) payable annually in cash and is redeemable at the Company's option. Holders of Series C convertible preferred stock may convert their stock into common stock at a price of $5.00 per common share.

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

RECAPITALIZATION MERGER -- On July 23, 1997, Alliance entered into an Agreement and Plan of Merger (the "Recapitalization Merger Agreement") dated as of that date, with Newport Investment LLC (the "Investor"), a Delaware limited liability company and an affiliate of Apollo Management, L.P. ("Apollo"). Pursuant to the Recapitalization Merger Agreement, at the effective time of the Recapitalization Merger (the "Recapitalization Effective Time"), a new corporation formed by the Investor ("Newco") will be merged into Alliance (the "Recapitalization Merger"), the separate corporate existence of Newco will cease, and Alliance will continue as the surviving corporation (the "Recapitalization Company"). Pursuant to the Recapitalization Merger, each share of Alliance common stock, par value $.01 ("Common Stock"), issued and outstanding immediately prior to the Recapitalization Effective Time other than dissenting shares, either (1) will be converted into the right to receive $11.00 in cash (the "Cash Merger Price"), or (2) will be retained by such stockholder. Because the Recapitalization Merger Agreement requires that 727,273 shares in the aggregate of Common Stock be retained by Alliance's existing shareholders, the right to either receive $11.00 in cash for each share or to retain that share of Alliance common Stock is subject to proration, as set forth in the Recapitalization Merger Agreement included as an exhibit to the Form 8-K filed by Alliance on August 1, 1997.

     In addition, in connection with the Recapitalization Merger, subject to certain conditions, Alliance will acquire all the shares of common stock of a new holding company formed by Apollo to acquire SMT Health Services Inc. (the "Acquisition"). After the Recapitalization

Merger and the Acquisition, affiliates of Apollo will own approximately 90% of the outstanding Common Stock of Alliance, and Alliance's existing shareholders will own approximately 10% of the outstanding Common Stock of Alliance.

     In connection with the Recapitalization Merger Agreement, the Investor entered into a Stockholder Agreement, dated as of July 23, 1997 (the "Stockholder Agreement"), with certain beneficial owners of shares of Alliance Common Stock (the "Stockholders") representing beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of approximately 66% of Alliance's Common Stock. Pursuant to the Stockholder Agreement, the Stockholders have agreed to vote all shares beneficially owned by them in favor of the approval of the Recapitalization Merger Agreement and the Recapitalization Merger. The Stockholders that hold securities convertible into or exercisable for shares of Alliance Common Stock have further agreed to convert or exercise all such securities prior to the time of the special meeting of shareholders called in connection with the Recapitalization Merger. In addition, each Stockholder has granted Investor an option to acquire their shares of Common Stock, and a proxy to vote such shares in favor of the Recapitalization Merger and the Recapitalization Merger Agreement, among other things.

     At the closing of the Recapitalization Merger and the Acquisition, significant new sources of financing will be provided to Alliance for the purchase of shares of Common Stock in the Recapitalization Merger, repayment of indebtedness and for working capital purposes, among other uses. Details concerning the impact of the Recapitalization Merger and the Acquisition, and the related financing on the capitalization of Alliance will be provided in the Registration Statement on Form S-4 relating to the Recapitalization Merger and Acquisition, and the Registration Statement on Form S-2 relating to a portion of the new financing, both of which are expected to be filed shortly.

CAPITAL EXPENDITURES -- The Company purchased 12 new high-field MRI systems and upgraded two other MRI systems at a total approximate cost of $19,000,000 during the first half of 1997. Approximately 95% of this amount was financed by long-term secured loans. During the first half of 1997 the Company also disposed of ten less technologically advanced mid-field MRI systems.

     The Company currently plans to purchase twelve additional new high-field and open MRI systems in 1997 and plans to upgrade certain existing systems by year-end, subject to obtaining related MRI service contracts with customers and obtaining financing for the equipment acquisitions. The Company intends to use a combination of existing cash reserves, cash flow from operations and long-term secured equipment financing to finance its capital expenditures, although there can be no assurance that such financing will be available to the Company. The Company intends to continue focusing on acquiring state-of-the-art equipment while disposing of older systems, and expects to dispose of most of its remaining older systems during 1997.

     In February 1996, the Company acquired four MRI systems and associated MRI contracts from Mobile M.R. Venture, Ltd. In connection with the Royal acquisition, the Company acquired six MRI systems. In August, the Company acquired all of the outstanding shares of Sun MRI Services, Inc., a northern California based MRI service provider. In connection with this transaction, the Company obtained one MRI system and six hospital contracts. In late

September 1996, the Company acquired certain assets and associated contracts from West Coast Mobile Imaging, a southern California based CT service provider. Although the acquisition was comparatively small, it added 16 new CT customers. In May 1997, the Company acquired two MRI systems and related customer contracts from Pacific Medical Imaging, Inc. These transactions were primarily funded with approximately $3,600,000 from existing cash reserves, debt assumed and issuance of equity securities. Additional investments of this nature may be made in the future (subject to certain conditions contained in the Company's long-term financing arrangements) from a combination of cash reserves, cash flow from operations, common or preferred equity and long-term secured or unsecured financing, if available.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         The Company held its annual meeting of stockholders on May 15, 1997. The following six persons were elected as Directors of the Company to serve until the next annual meeting of stockholders or until their respective successors shall be duly elected and shall qualify:

NAME                          VOTES FOR                  VOTES WITHHELD

James E. Buncher              10,197,318                    21,600
Vincent S. Pino               10,200,318                    18,600
Robert B. Waley-Cohen         10,200,318                    18,600
John C. Wallace               10,200,318                    18,600
Richard N. Zehner             10,200,318                    18,600
Douglas M. Hayes              10,200,318                    18,600

         The stockholders also approved a proposal to amend the Company's Restated Certificate of Incorporation to increase the number of shares of authorized common stock from 25,000,000 to 50,000,000, with 10,122,688 votes cast in favor of the proposal, 85,355 votes cast against the proposal, 10,875 votes abstaining, and 708,553 shares unvoted.

         The stockholders also approved a proposal to amend the Company's Amended and Restated 1991 Stock Option Plan, with 7,320,535 votes cast in favor of the proposal, 1,009,869 votes cast against the proposal, 16,575 votes abstaining, and 1,871,939 shares unvoted.

         The stockholders further approved the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1997, with 10,190,168 votes cast in favor of such action, 3,850 votes cast against such action, and 24,900 votes abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     EXHIBIT NO.   NOTE   DESCRIPTION

     2.1           (22)   Stockholder Agreement among Newport Investment LLC
                          and the individuals listed on Schedule A attached thereto, dated as of July 23, 1997.

     2.2           (22)   Agreement and Plan of Merger between Alliance
                          Imaging, Inc., and Newport Investment LLC, dated as of July 23, 1997.

     3.1           (21)   Restated Certificate of Incorporation of Alliance
                          Imaging, Inc.

     3.2            (1)   By-Laws of Alliance Imaging, Inc., as amended.

     4.1            (1)   Specimen of Common Stock Certificate.

     4.2            (9)   Amended and Restated Purchase Agreement dated as of
                          December 31, 1994 among the Registrant and the holders of the Registrant's Senior Subordinated
                          Debentures due 2005.

     4.2.1          (8)   Amendment No. 1 to Amended and Restated Purchase
                          Agreement dated as of December 31, 1994 among the Registrant and the holders of the Registrant's
                          Senior Subordinated Debentures.

     4.2.2         (18)   Amendment No. 2 to Amended and Restated Purchase
                          Agreement dated as of April 15, 1996 among the Registrant and the holders of the Registrant's Senior
                          Subordinated Debentures due 2005.

     4.3            (1)   Note Purchase Agreement dated as of April 14, 1989
                          governing sale of Senior Notes by Alliance Imaging, Inc.

     4.4            (1)   First Amendment to Note Purchase Agreement dated as
                          of September 20, 1990 among Alliance Imaging, Inc.,
                          CIGNA Property and Casualty Insurance Company,
                          Connecticut General Life Insurance Company, Insurance
                          Company of America and Life Insurance Company of
                          North America.

     4.4.1          (1)   Amendment No. 2 to Note Purchase Agreement dated as
                          of June 3, 1991.

     4.4.2          (2)   Amendment No. 3 to Note Purchase Agreement dated as
                          of December 1, 1991.

     4.4.3          (3)   Amendment No. 4 to Note Purchase Agreement dated as
                          of December 31, 1992.

     4.4.4          (4)   Amendment No. 5 to Note Purchase Agreement dated as
                          of June 30, 1993.

     4.4.5          (6)   Amendment No. 6 to Note Purchase Agreement dated as
                          of January 1, 1994.

     4.4.9         (10)   Amendment No. 7 to Note Purchase Agreement dated as
                          of December 31, 1994.

     4.4.10         (8)   Amendment No. 8 to Note Purchase Agreement dated as
                          of December 31, 1994.

     4.4.11        (18)   Amendment No. 9 to Note Purchase Agreement dated as
                          of April 15, 1996.

     4.4.12        (19)   Amendment No. 10 to Note Purchase Agreement dated as
                          of November 6, 1996.

     4.4.13        (21)   Amendment No. 11 to Note Purchase Agreement dated as
                          of March 25, 1997.

     4.5            (1)   Amended and Restated Shareholders Agreement dated as
                          of April 17, 1989.

     4.6           (11)   Security Agreement dated as of December 31, 1994
                          among the Registrant, the holders of the Senior
                          Notes and the Collateral Agent for the Senior
                          Noteholders.

     4.7           (12)   Guaranty dated as of December 31, 1994 of the
                          Registrant's obligations to the Senior Noteholders and the Senior Subordinated Debentureholders executed by the subsidiaries of the Registrant identified therein.

     4.8           (13)   Registration Rights Agreement dated as of
                          December 31, 1994 among the Registrant, the Senior
                          Noteholders and the Senior Subordinated
                          Debentureholders.

     4.9           (14)   Certificate of Designation concerning the
                          Registrant's Series A 6.0% Cumulative Preferred
                          Stock.

     4.10          (15)   Certificate of Designation concerning the
                          Registrant's Series B Convertible Preferred Stock.

     4.11          (18)   Certificate of Designation concerning the
                          Registrant's Series C 5% Cumulative Convertible
                          Redeemable Preferred Stock.

     4.12          (21)   Amended Certificate of Designation concerning the
                          Registrant's Series D 4% Cumulative Convertible
                          Redeemable Preferred Stock.

     4.13          (21)   Amended Certificate of Designation concerning the
                          Registrant's Series E 4% Cumulative Convertible
                          Redeemable Convertible Preferred Stock.

     4.14          (21)   Certificate of Elimination concerning the
                          Registrant's Series A 6% Cumulative Preferred Stock and Series B Convertible Redeemable Preferred Stock.

     9.1            (1)   Amended and Restated Voting Trust Agreement between
                          Donaldson, Lufkin & Jenrette Capital Corporation and
                          Meridian Trust Company dated December 29, 1988.

     10.4          (20)   Amended and Restated 1991 Stock Option Plan of
                          Alliance Imaging, Inc., including forms of agreement used thereunder.

     10.16          (1)   Form of Indemnification Agreement between Alliance
                          Imaging, Inc. and its directors and/or officers.

     10.20          (5)   Georgia Magnetic Imaging Center, Ltd. Limited
                          Partnership  Agreement dated as of March 22, 1985.

     10.20.1        (5)   Amendment to Georgia Magnetic Imaging Center, Ltd.
                          Limited Partnership Agreement dated as of July 1,
                          1993.

     10.24         (23)   Amended and Restated Employment Agreement dated as
                          of May 15, 1997, between Alliance Imaging, Inc. and
                          Richard N. Zehner.

     10.25         (23)   Amended and Restated Employment Agreement dated as
                          of May 15, 1997, between Alliance Imaging, Inc. and
                          Vincent S. Pino.

     10.26          (7)   Employment Agreement dated as of September 9, 1993,
                          between Alliance Imaging, Inc. and Terry A. Andrues.

     10.27          (7)   Employment Agreement dated as of September 9, 1993,
                          between Alliance Imaging, Inc. and Jay A. Mericle.

     10.28         (23)   Amended and Restated Employment Agreement dated as of
                          May 15, 1997, between Alliance Imaging, Inc. and
                          Terrence M. White.

     10.29          (7)   Employment Agreement dated as of June 6, 1994,
                          between Alliance Imaging, Inc. and Neil M. Cullinan.

     10.30          (7)   Employment Agreement dated as of June 6, 1994,
                          between Alliance Imaging, Inc. and Cheryl A. Ford.

     10.31         (21)   Amended and Restated Standstill Agreement dated as of
                          December 31, 1996 between the Registrant and
                          Connecticut General Life Insurance Company, CIGNA
                          Property and Casualty Insurance Company, Insurance
                          Company of North America and Life Insurance Company of North America.

     10.32         (21)   Amended and Restated Standstill Agreement, dated as
                          of December 31, 1996, between Richard N. Zehner and
                          Alliance Imaging, Inc.

     10.33         (21)   Amended and Restated Standstill Agreement, dated as
                          of December 31, 1996, between each of The
                          Northwestern Mutual Life Insurance Company, The
                          Travelers Indemnity Company, The Travelers Insurance
                          Company, The Travelers Life and Annuity Company, The
                          Lincoln National Life Insurance Company and Bedrock
                          Asset Trust I and Alliance Imaging, Inc.

     10.34         (21)   Amended and Restated Standstill Agreement, dated as
                          of December 31, 1996, between DLJ Capital Corporation and Alliance Imaging, Inc.

     10.36         (16)   Employment Agreement dated July 7, 1995 between
                          Alliance Imaging, Inc. and Michael W. Grismer.

     10.37         (23)   Amended and Restated Long-Term Executive Incentive
                          Plan dated as of July 22, 1997.

     10.38         (17)   Loan and Security Agreement with Comerica
                          Bank-California, dated as of December 21, 1995.

     10.39         (18)   Royal Medical Health Services, Inc. Merger Agreement
                          dated as of April 16, 1996.

     10.40         (18)   A & M Trucking, Inc. Acquisition Agreement dated as
                          of April 16, 1996.

     10.41         (18)   Form of Warrant Agreement concerning 100,000 common
                          shares with an exercise price of $3.9375 per share dated as of April 15, 1996.

     10.42         (18)   Form of Warrant Agreement concerning 96,900 common
                          shares with an exercise price of $5.00 per share dated as of April 26, 1996.

     10.43         (19)   Form of Warrant Agreement concerning 125,000 common
                          shares with an exercise price of $5.00 per share dated as of November 6, 1996.

     10.44         (21)   Bridge Loan Agreement dated as of December 31, 1996
                          between Alliance Imaging, Inc. and General Electric
                          Company, acting through GE Medical Systems.

     10.45         (21)   Form of Senior Bridge Note in the aggregate principal
                          amount of $18,000,000, dated December 31, 1996.

     10.46         (21)   Assignment, dated December 31, 1996, by The
                          Northwestern Mutual Life Insurance Company, The
                          Travelers Indemnity Company, The Travelers Insurance
                          Company, The Travelers Life and Annuity Company, The
                          Lincoln National Life Insurance Company and Bedrock
                          Asset Trust I to Alliance Imaging, Inc.

     10.47         (21)   Stock Purchase Agreement dated as of March 25, 1997,
                          between Alliance Imaging, Inc. and General Electric
                          Company, acting through GE Medical Systems.

------------------

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

(22) Incorporated by reference herein to Exhibits 2.1 and 2.2 filed in response to Item 7, "Exhibits" of the Company's Form 8-K Current Report dated August 1, 1997.

(23) Filed herewith.

(b)  REPORTS ON FORM 8-K IN THE SECOND QUARTER OF 1997:

     None filed for the quarter ended June 30, 1997.


                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ALLIANCE  IMAGING,  INC.



August 8, 1997                                 By: /s/ RICHARD N. ZEHNER
                                                   --------------------------
                                                       Richard N. Zehner
                                                    Chairman, President and
                                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 8, 1997.

     Signature Title


/s/ RICHARD N. ZEHNER                      Chairman of the Board of Directors,
-----------------------------              President and Chief Executive Officer
    Richard N. Zehner                      (Principal Executive Officer)


/s/ TERRENCE M. WHITE                      Senior Vice President, Chief
-----------------------------              Financial Officer and Secretary
    Terrence M. White                      (Principal Financial Officer)