Form 10-Q
period 1997-09-30
ALLIANCE IMAGING INC /DE/
filed 1997-11-10
CIK 817135

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                             ----------------------------

                                      FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           SECURITIES EXCHANGE ACT OF 1934

                       FOR QUARTER ENDED :  SEPTEMBER 30, 1997
                                            ------------------

                           COMMISSION FILE NUMBER:  0-16334
                                                    -------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997:
                      Common Stock, $.01 par value,  11,023,344

                               ALLIANCE  IMAGING,  INC.
                                      FORM 10-Q
                                  September 30, 1997

                                        Index

                                                                            Page
                                                                            ----

PART I -  FINANCIAL INFORMATION

Item 1 -  Condensed Financial Statements:

               Condensed Consolidated Balance Sheets                          3
               September 30, 1997 and December 31, 1996

               Condensed Consolidated Statements of  Income                   4
               Three and nine months ended September 30, 1997 and 1996

               Condensed Consolidated Statements of Cash Flows                5
               Nine months ended September 30, 1997 and 1996

               Notes to Condensed Consolidated Financial Statements           7

Item 2 -       Management's Discussion and Analysis                          10
               of Financial Condition and Results of
               Operations


PART II - OTHER INFORMATION                                                  18


SIGNATURES                                                                   26

                               ALLIANCE IMAGING, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                                   1997                1996*
                                                                                   ----                -----
                                                                               (UNAUDITED)
                     ASSETS
Current assets:
   Cash and short-term investments                                           $ 10,557,000        $ 10,867,000
   Accounts receivable, net of allowance for doubtful accounts                 10,597,000           8,889,000
   Prepaid expenses                                                               997,000             710,000
   Other receivables                                                              115,000             345,000
                                                                             ------------        ------------
Total current assets                                                           22,266,000          20,811,000

Equipment, at cost                                                            152,113,000         121,354,000
   Less--Accumulated depreciation                                             (52,511,000)        (43,735,000)
                                                                             ------------        ------------
                                                                               99,602,000          77,619,000
Goodwill                                                                       26,657,000          27,990,000
Deposits and other assets                                                       3,098,000           2,090,000
                                                                             ------------        ------------
Total assets                                                                 $151,623,000        $128,510,000
                                                                             ------------        ------------
                                                                             ------------        ------------

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $  3,039,000        $  1,765,000
   Accrued compensation and related expenses                                    3,399,000           3,465,000
   Other accrued liabilities                                                   11,268,000           6,341,000
   Current portion of long-term debt                                           20,476,000          16,323,000
                                                                             ------------        ------------
Total current liabilities                                                      38,182,000          27,894,000

Long-term debt, net of current portion                                         62,597,000          72,702,000

Other liabilities                                                               2,188,000           2,029,000

Deferred income taxes                                                           4,831,000           4,831,000

Redeemable preferred stock                                                              -           4,694,000

Non-redeemable preferred and common stockholders' equity:
   Convertible preferred stock                                                 18,000,000             388,000
   Common stock                                                                   110,000             109,000
   Additional paid-in capital                                                  36,561,000          34,404,000
   Accumulated deficit                                                        (10,846,000)        (18,541,000)
                                                                             ------------        ------------
Total non-redeemable preferred and common stockholders' equity                 43,825,000          16,360,000
                                                                             ------------        ------------
Total liabilities and stockholders' equity                                   $151,623,000        $128,510,000
                                                                             ------------        ------------
                                                                             ------------        ------------

*Derived from audited financial statements
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                ALLIANCE IMAGING, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)


                                                           Three Months Ended September 30,         Nine Months Ended September 30,
                                                               1997               1996                 1997               1996
                                                               ----               ----                 ----               ----

Revenues                                                  $22,374,000         $17,795,000         $62,285,000         $49,097,000

Cost and expenses:
   Operating expenses, excluding depreciation               9,684,000           8,530,000          27,499,000          23,549,000
   Depreciation expense                                     4,078,000           3,122,000          11,222,000           9,170,000
   Selling, general and administrative expenses             2,261,000           1,719,000           6,251,000           4,879,000
   Amortization expense, primarily goodwill                   602,000             564,000           1,767,000           1,309,000
   Interest expense, net of interest income                 1,758,000           1,501,000           5,315,000           4,184,000
                                                          -----------         -----------         -----------         -----------
Total costs and expenses                                   18,383,000          15,436,000          52,054,000          43,091,000
                                                          -----------         -----------         -----------         -----------

Income before income taxes and extraordinary gain           3,991,000           2,359,000          10,231,000           6,006,000
Provision for income taxes                                  1,355,000             410,000           3,480,000             955,000
                                                          -----------         -----------         -----------         -----------
Income before extraordinary gain                            2,636,000           1,949,000           6,751,000           5,051,000
Extraordinary gain, net of taxes                                    -                   -           1,332,000                   -
                                                          -----------         -----------         -----------         -----------
Net income                                                  2,636,000           1,949,000           8,083,000           5,051,000
Less:  Preferred stock dividends                                    -            (238,000)                  -            (706,000)
Add:  Excess of carrying amount of preferred stock
   repurchased over consideration paid                              -                   -           1,906,000                   -
                                                          -----------         -----------         -----------         -----------
Income applicable to common stock                         $ 2,636,000         $ 1,711,000         $ 9,989,000         $ 4,345,000
                                                          -----------         -----------         -----------         -----------
                                                          -----------         -----------         -----------         -----------


Weighted average common and common equivalent
   shares outstanding                                      15,130,000          11,558,000          14,028,000          11,463,000
                                                          -----------         -----------         -----------         -----------
                                                          -----------         -----------         -----------         -----------


Earnings per share:

   Income before items below                              $      0.17         $      0.15         $      0.48         $      0.38
   Excess of carrying amount of preferred stock
      repurchased over consideration paid                           -                   -                0.14                   -
                                                          -----------         -----------         -----------         -----------
   Income before extraordinary gain                              0.17                0.15                0.62                0.38
   Extraordinary gain, net of taxes                                 -                   -                0.09                   -
                                                          -----------         -----------         -----------         -----------
Income applicable to common stock                         $      0.17         $      0.15         $      0.71         $      0.38
                                                          -----------         -----------         -----------         -----------
                                                          -----------         -----------         -----------         -----------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                ALLIANCE IMAGING, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                               -------------------------------
                                                                                  1997                1996
                                                                                  ----                ----
OPERATING ACTIVITIES
Net income                                                                    $ 8,083,000         $ 5,051,000
Adjustments to reconcile net income to net cash
provided by operating activities:
  Extraordinary gain                                                           (1,332,000)                  -
  Depreciation and amortization                                                12,989,000          10,479,000
  Amortization of deferred financing charges                                       42,000             325,000
  Distributions in excess of (undistributed) income
     of investee                                                                   85,000             (74,000)
Changes in operating assets and liabilities:
  Accounts receivable, net                                                     (1,630,000)         (1,696,000)
  Prepaid expenses                                                               (287,000)           (566,000)
  Other receivables                                                               230,000             247,000
  Other assets                                                                 (1,302,000)            (31,000)
  Accounts payable, accrued compensation and
     other accrued liabilities                                                  5,053,000           2,496,000
  Other liabilities                                                               159,000           1,117,000
                                                                              -----------         -----------
Net cash provided by operating activities                                      22,090,000          17,348,000

INVESTING ACTIVITIES:
Equipment purchases                                                           (32,940,000)        (20,504,000)
Decrease in deposits on equipment                                                 150,000           1,297,000
Purchase of contracts and related assets of Mobile
     M.R. Venture, Ltd.                                                                 -            (455,000)
Purchase of common stock of Royal Medical
     Health Services, Inc., net of cash acquired                                        -          (1,844,000)
Purchase of common stock of Sun MRI
    Services, Inc., net of cash acquired                                                -            (269,000)
Purchase of contracts and related assets of
    West Coast Mobile Imaging                                                           -             (90,000)
Purchase of MRI contracts and related assets of
    Pacific Medical Imaging, Inc.                                                (756,000)                  -
                                                                              -----------         -----------
Net cash used in investing activities                                         (33,546,000)        (21,865,000)


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                ALLIANCE IMAGING, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                     (UNAUDITED)


                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                               -------------------------------
                                                                                   1997                 1996
                                                                                   ----                 ----
FINANCING ACTIVITIES:
Payment of preferred stock dividends                                             (653,000)           (930,000)
Repurchase of senior subordinated debentures                                   (2,286,000)                  -
Repurchase of Series A preferred stock                                         (2,523,000)                  -
Principal payments on long-term debt                                          (14,324,000)         (9,567,000)
Proceeds from long-term debt                                                   25,782,000          15,618,000
Proceeds from senior bridge loan                                                5,128,000                   -
Proceeds from exercise of employee stock options                                   22,000              21,000
Increase in deferred financing charges                                                  -             (76,000)
                                                                              ------------        -----------
Net cash provided by financing activities                                      11,146,000           5,066,000
                                                                              ------------        -----------

Net (decrease) increase in cash and short-term
   investments                                                                   (310,000)            549,000
Cash and short-term investments, beginning of period                           10,867,000          11,128,000
                                                                              ------------        -----------
Cash and short-term investments, end of period                                $10,557,000         $11,677,000
                                                                              ------------        -----------
                                                                              ------------        -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                 $ 5,562,000         $ 4,176,000
Income taxes paid                                                                 337,000             307,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of senior bridge loan into Series D 4%
   convertible preferred stock                                                $18,000,000                   -
Conversion of Series C 5% convertible preferred stock into
   common stock                                                               $   388,000                   -


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  Alliance Imaging, Inc.
               Notes to Condensed Consolidated Financial Statements
                                  September 30, 1997
                                     (Unaudited)
1.   BASIS OF PREPARATION

          The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. ("Alliance" or "the Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

          The earnings per common share for the nine month periods ended September 30, 1997 and 1996 are based upon weighted average common and common equivalent shares outstanding during the period. For the nine month period ended September 30, 1996, common equivalent shares include the dilutive effect of stock options with an exercise price lower than current market value and reflect preferred dividend requirements of $706,000. For the nine month period ended September 30, 1997, common equivalent shares include the dilutive effect of warrants and stock options with exercise prices lower than current market value, as well as the assumed conversion of the Series D convertible preferred stock into common shares. Supplemental earnings per share for the nine months ended September 30, 1997 based on historical earnings per share adjusted assuming the conversion of the senior bridge loan into Series D convertible preferred stock had occurred on January 1, 1997 is $0.47 per share. This calculation ignores amounts reported in the 1997 historical results as gain arising from the repurchase of the senior subordinated debentures and the earnings per share benefit arising from the excess of carrying value of the preferred stock repurchased over the consideration paid. Therefore, this supplemental earnings per share calculation is the most comparable to the $0.48 per share "income before items below" reported in the Company's first nine months ended 1997 historical results of operations.

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options, warrants and the Series D convertible preferred stock will be excluded. The impact is expected to result in an increase to basic earnings per share for the nine months ended September 30, 1997 and 1996 of $.10 and $.02, per share respectively.

                                Alliance Imaging, Inc.
           Notes to Condensed Consolidated Financial Statements (continued)
                                  September 30, 1997
                                     (Unaudited)

     The provisions for income taxes for the nine month periods ended September 30, 1997 and 1996 are less than the statutory federal rate due to utilization of certain net operating loss carryforwards during the periods.

2.   SUBSEQUENT EVENT

          On July 23, 1997, Alliance entered into an Agreement and Plan of Merger as amended, (the "Recapitalization Merger Agreement"). Under the terms of the Recapitalization Merger Agreement, an entity formed by affiliates of Apollo Management, L.P. (collectively, "Apollo") will merge with and into Alliance (the "Recapitalization"). Each share of Alliance common stock, par value $.01 per share, issued and outstanding immediately prior to the effective time of the Recapitalization, other than dissenting shares, either (1) will be converted into the right to receive $11.00 in cash or (2) will be retained by such stockholder. The Recapitalization Merger Agreement requires that 409,091 shares in the aggregate of common stock be retained by Alliance's existing stockholders; therefore, the right to receive either $11.00 in cash for each share or to retain that share of Alliance common stock is subject to proration.

          The proposed Recapitalization is subject to stockholder approval. However, pursuant to a Stockholder Agreement, stockholders representing beneficial ownership of not less than 54.4% of Alliance common stock (the "Stockholders") have agreed to vote all shares beneficially owned by them in favor of the approval of the Recapitalization Merger Agreement and the Recapitalization and to convert or exercise all securities they hold that are convertible into or exercisable for shares of Alliance common stock prior to the time of the special meeting of shareholders called in connection with the Recapitalization. In addition, each Stockholder has granted to Apollo an option to acquire their shares of common stock, and a proxy to vote such shares in favor of the Recapitalization. At the closing of the Recapitalization, significant new sources of financing will be provided to Alliance for the purchase of shares of common stock in the Recapitalization, repayment of indebtedness, and for working capital purposes, among other uses.

          The Recapitalization Merger Agreement originally contemplated that, in connection with the closing of the Recapitalization, Alliance would also acquire all of the capital stock of the parent corporation of SMT Health Services Inc. ("SMT") from Apollo, in exchange for additional shares of Alliance common stock. The Recapitalization Merger Agreement has been amended to eliminate that transaction; as a result, SMT will not be acquired by Alliance in connection with the Recapitalization, and instead will remain an independent company owned by Apollo.

                                Alliance Imaging, Inc.
                 Notes to Condensed Consolidated Financial Statements
                                  September 30, 1997
                                     (Unaudited)


     After the consummation of the Recapitalization, the Company will adopt a new employee stock option plan pursuant to which options (the "New Options") with respect to a total of, 454,545 shares of Alliance common stock (the "New Option Shares") will be available for grant. The New Option Shares will be allocated in amounts agreed upon between Apollo and the Company. Of the new Option Shares, 50% will vest in equal increments over four years ending on the fourth anniversary of the last day of the consummation of the Recapitalization. The remaining 50% will vest seven and one-half years after the date of grant, subject to acceleration if certain per-share equity targets are achieved. Vesting of New Options occurs only during an employee's term of employment. The exercise price for the New Options is expected to be at the fair market value at a grant date (i.e., $11.00 per share at the consummation of the Recapitalization).

     As a part of the new financing to be provided, Alliance plans to sell $165 million of Senior Subordinated Notes (the "Notes") in an underwritten public offering. The Notes are to be unconditionally guaranteed, on a senior subordinated basis, jointly and severally, by all significant direct and indirect consolidated subsidiaries of Alliance, which consist of Royal Medical Health Services, Inc., Alliance Imaging of Central Georgia, Inc., Alliance Imaging of Ohio, Inc. and Alliance Imaging of Michigan, Inc.

     On October 20, 1997 the Company announced execution of a definitive agreement to acquire Medical Consultants Imaging Co. ("MCIC"), a Cleveland, Ohio based provider of mobile MRI services, CT services and other outsourced healthcare services. The acquisition also includes MCIC's one-half interest in an operating joint venture in Michigan. The purchase price consists of $13 million cash (subject to certain reductions) plus the assumption of approximately $5 million in financing arrangements. MCIC operates 14 mobile MRI systems and several other diagnostic imaging systems, primarily in Ohio, Michigan, Indiana and Pennsylvania. The transaction is expected to close in November 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW


     The Company is a leading nationwide provider of diagnostic imaging services and related outsourced radiology services. The Company primarily provides magnetic resonance imaging (MRI) systems and services to hospitals and other health care providers on a mobile, shared user basis. The Company also provides dedicated, full-time MRI systems and services as well as full-service management of imaging operations for selected hospitals. The Company's services enable small to mid-size hospitals to gain access to advanced diagnostic imaging technology and related value-added services without making a substantial investment in equipment and personnel. The Company operates a fleet of 95 MRI systems and services over 355 MRI customers in 36 states under exclusive contracts with average remaining length of approximately 24 months as of September 30, 1997.

     The Company's revenues are principally a function of the number of systems in service, scan volumes and fees per scan. The Company generates substantially all of its revenues under exclusive one to eight-year contracts with hospitals and health care providers. The Company's contracts typically offer tiered pricing with lower fees per scan on incremental scans, allowing customers to benefit from increased scan volumes and the Company to benefit from the operating leverage associated with increased scan volumes.

     The Company also provides CT services and imaging systems. Revenues from CT services and imaging systems accounted for less than 5% of the Company's revenues for the year ended December 31, 1996.

     The principal components of the Company's operating costs include salaries paid to technologists and drivers, annual system maintenance costs, insurance and transportation costs. Because a majority of these expenses are fixed, increased revenues as a result of higher scan volumes significantly improve the Company's profitability while lower scan volumes result in lower profitability.

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

     The health care industry is highly regulated and very competitive. The current health care environment is characterized by cost containment pressures which management believes have resulted in decreasing revenues per scan. Although scan prices appear to have stabilized, the Company expects modest continuing downward pressure on pricing levels. However, in many cases higher scan volumes associated with new customer contracts justify lower scan prices and such contracts do not adversely impact the Company's revenues and profitability. Although the Company has experienced increased scan volumes in 1995, 1996, and in the first nine months of 1997, it has also had periods of declining volumes in earlier years, and there can be no assurance that the recent positive trends will continue.

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

     The Company's ongoing equipment trade-in and upgrade program has substantially improved the marketability and productivity of its MRI and computed axial tomography (CT) systems. The Company periodically evaluates its older, less marketable MRI systems to determine if it is more beneficial for them to continue in profitable, although reduced, revenue service, or to trade in such equipment in connection with new system purchases. The Company expects to operate its few remaining older systems for another one to two years, after which time such systems will be traded-in or otherwise disposed of.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996 -- Revenues for the first nine months of 1997 were $62,285,000, an increase of $13,188,000, or 26.9%, over 1996. This increase reflects a scan-based MRI revenue increase of $11,706,000, or 26.9% ($2,515,000 or 5.8% as a result of MRI operations acquired subsequent to the first quarter of 1996), resulting from a 29.2% increase in total scan volume partially offset by a 1.8% decrease in the average revenue realized per MRI scan. The average daily scan volume per MRI system increased 7.5% to 7.2 from 6.7 in 1996. Management attributes the volume increase to the Company's continuing MRI systems upgrade program, which has enabled the Company to obtain new, long-term contracts from both existing and new customers, and to the effect of marketing programs implemented in early 1997. Management believes the decrease in average revenue realized per scan is the result of: many customers achieving discount price levels on incremental scan volumes; obtaining contracts with customers that have high scan volumes which justify lower scan prices; and continuing competitive pressure in the MRI
service industry and cost containment efforts by health care payers.   CT
revenues increased $782,000, or 29.4%, as a result of internal growth and the fourth quarter 1996 acquisition of a small CT business. Other revenues increased $548,000 primarily as a result of the implementation in late 1996 of a program providing management services for a large portfolio of imaging systems owned by others.

     The Company operated 95 MRI systems at September 30, 1997 compared to 86 MRI systems at September 30, 1996. The average number of MRI systems operated by the Company was 89 during the first nine months of 1997, compared to 84 during the first nine months of 1996.

     Operating expenses, excluding depreciation, totaled $27,499,000 in the first nine months of 1997, an increase of $3,950,000, or 16.8%, from the first nine months of 1996. Payroll and related employee expenses increased $2,028,000, or 19.1%, primarily as a result of an increase in operating staffing levels necessary to support revenue growth. Repairs and maintenance expense increased $477,000, or 40.0%, due to an increased number of systems in service. Fuel and other vehicle expenses collectively increased $387,000, or 36.8%, primarily due to increasing fuel prices and the addition of new mobile MRI systems. Preventative maintenance and cryogen contract expense increased $186,000, or 2.8%, due to the expiration of the warranties on an increased number of MRI systems. Other operating expenses (including insurance, site fees, office expenses, equipment rental, supplies and professional services) increased $872,000, or 21.0 %, as a result of the increased level of operations.

     Depreciation expense during the first nine months of 1997 totaled $11,222,000, an increase of $2,052,000, or 22.4%, from the 1996 level principally due to a higher amount of depreciable assets associated with equipment additions and upgrades. Amortization expense during the first nine months of 1997 increased $458,000, or 35.0%, over the 1996 period as a result of goodwill amortization associated with recent business acquisitions.

     Selling, general and administrative expenses totaled $6,251,000 in the first nine months of 1997, an increase of $1,372,000, or 28.1%, from the same period in 1996. Professional services expenses increased $566,000, or 147.0%, primarily due to costs associated with increased investor relations efforts and merger and acquisition activity. Payroll and related expenses increased $436,000, or 12.0%, primarily as a result of increased staffing levels necessary to support the Company's increased level of operations. Other expenses increased primarily as a result of expanded marketing programs and costs associated with relocating the Company's corporate offices.

     Interest expense of $5,315,000 in the first nine months of 1997 was $1,131,000, or 27.0%, higher than the same period in 1996, as a result of higher average outstanding debt balances during 1997 as compared to 1996. This increase was primarily related to the senior bridge loan (which was converted into Series D convertible preferred stock on March 26, 1997) and to the financing of several new imaging systems during the first nine months of 1997.

     An income tax provision of $3,480,000 was recorded in the first nine months of 1997, which was higher than the tax provision recorded in the same period in
1996 by $2,525,000, or 264.4%.   The increase resulted from the increase in
income before taxes and an increase in the Company's effective tax rate. The effective income tax rate increased to 34.0% in 1997 from 15.9% in 1996 because the Company's taxable income in 1997 is expected to exceed remaining available net operating loss carryforwards.

     The Company's income before extraordinary gain was $6,751,000 in the first nine months of 1997 compared to net income of $5,051,000 in the first nine months of 1996, an increase of $1,700,000, or 33.7%, primarily attributable to the increase in revenues achieved without a proportionate increase in costs and administrative expenses. The Company reported an extraordinary gain, net of income taxes, in the first quarter of 1997 of $1,332,000 on early extinguishment of debt in January 1997.

     Earnings per common share directly related to operations totaled $0.48 in the first nine months of 1997, compared to earnings per common share of $0.38 for the same period in 1996, an increase of 26.3%. Alliance reported an extraordinary gain, net of income taxes, in the first quarter of 1997 of $1,332,000, or $0.11 per common share, on early extinguishment of debt in January 1997. In addition, Alliance recorded $1,906,000 or $0.16 per common share related to the excess of the carrying amount of the Series A 6% cumulative preferred stock repurchased over the consideration paid in January 1997. Although the preceding earnings per share amounts for the first nine months of 1997 are not representative of operating performance in accordance with generally accepted accounting principles ("GAAP"), they have been provided to highlight the significant non-recurring elements contained within the GAAP earnings per share calculation. Earnings per common share totaled $0.71 in the first nine months of 1997. The earnings per common share calculations reflect preferred dividend requirements of $706,000 in the first nine months of 1996 and none in 1997.

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996 -- Revenues for the third quarter of 1997 were $22,374,000, an increase of $4,579,000, or 25.7%, over the third quarter of 1996. This increase reflects a scan-based MRI revenue increase of $3,991,000, or 25.2%, resulting from a 27.2% increase in total scan volume partially offset by a 1.6% decrease in the average revenue realized per MRI scan. The average daily scan volume per MRI system increased 7.1% to 7.5 from 7.0 in 1996. Management attributes the volume increase to: the Company's continuing MRI systems upgrade program, which has enabled the Company to obtain new, long-term contracts from both existing and new customers; certain smaller business acquisitions; and to the effect of recently implemented marketing programs. Management believes the decrease in average revenue realized per scan is the result of: many customers achieving discount price levels on incremental scan volumes; obtaining contracts with customers that have high scan volumes which justify lower scan prices; and continuing competitive pressure in the MRI service industry and cost containment efforts by health care payers. CT revenues increased $385,000, or 46.9%, as a result of internal growth and the fourth quarter 1996 acquisition of a small CT business. Other revenues increased $248,000 primarily as a result of the implementation in late 1996 of a program providing management services for a large portfolio of imaging systems owned by others.

     The average number of MRI systems operated by the Company was 93 during the third quarter of 1997, compared to 88 during the third quarter of 1996.

     Operating expenses, excluding depreciation, totaled $9,684,000 in the third quarter of 1997, an increase of $1,154,000, or 13.5%, from the third quarter of 1996. Payroll and related employee expenses increased $777,000, or 20.2%, primarily as a result of an increase in operating staffing levels necessary to support revenue growth. Repairs and maintenance increased $112,000, or 23.8%, due to an increased number of systems in service. Fuel and other vehicle expenses collectively increased $98,000, or 22.7%, primarily due to increasing fuel prices and the addition of new mobile MRI systems. Preventative maintenance and cryogen contract expense increased $48,000, or 2.3%, due to the expiration of the warranties on an increased number of MRI systems. Other operating expenses (including insurance, office supplies, equipment rental, supplies and professional services) increased $119,000, or 7.7%, as a result of the increased level of operations.

     Depreciation expense during the third quarter of 1997 totaled $4,078,000, an increase of $956,000, or 30.6%, from the 1996 level principally due to a higher amount of depreciable assets associated with equipment additions and upgrades. Amortization expense during the third quarter of 1997 increased $38,000, or 6.7%, over the 1996 period as a result of goodwill amortization associated with a recent business acquisition.

     Selling, general and administrative expenses totaled $2,261,000 in the third quarter of 1997, an increase of $542,000 or 31.5%, from the same period in 1996. Professional services expenses increased $269,000, or 199.1%, primarily due to costs associated with increased merger and acquisition activity. Payroll and related expenses increased $179,000, or 14.5%, primarily as a result of increased staffing levels necessary to support the Company's increased level of operations. Other expenses increased primarily as a result of expanded marketing programs and costs associated with relocating the Company's corporate offices.

     Interest expense of $1,758,000 in the third quarter of 1997 was $257,000, or 17.1%, higher than 1996, as a result of higher average outstanding debt balances during 1997 as compared to 1996. This increase was primarily related to financed purchases of new equipment.

     An income tax provision of $1,355,000 was recorded in the third quarter of 1997, which was higher than the tax provision recorded in the same period of
1996 by $945,000, or 230.5%.   The increase resulted from the increase in income
before taxes and an increase in the Company's effective tax rate. The effective income tax rate increased to 34.0% in the third quarter of 1997 from 17.4% in 1996 because the Company's taxable income in 1997 is expected to exceed remaining available net operating loss carryforwards.

     The Company's net income was $2,636,000 in the third quarter of 1997 compared to net income of $1,949,000 in the third quarter of 1996, an increase of $687,000, or 35.2%, primarily attributable to the increase in revenues achieved without a proportionate increase in costs and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, cash and short-term investments were $10,557,000 compared to $10,867,000 at December 31, 1996, and the aggregate of the Company's long-term debt was $62,597,000 compared to $72,702,000 at December 31, 1996.
The Company maintains a $3,000,000 revolving line of credit secured by accounts receivable. This line, which has not been utilized, is intended to act as a temporary supplement to fund working capital needs.

     The Company generated $22,090,000 in net cash from operating activities during the first nine months of 1997, compared to $17,348,000 for the same period in 1996, an increase of $4,742,000, or 27.3%. The increase in cash provided by operating activities reflects the increase in scan volumes and improved operating performance. Capital expenditures, consisting primarily of new equipment purchases, totaled $34,175,000 during the first nine months of 1997.

During the first three quarters of 1997, The Company has upgraded two MRI systems and purchased 20 new MRI systems, including replacement systems. As of December 31, 1996, The Company had binding equipment purchase commitments totaling approximately approximately $29,200,000. The Company expects to purchase the equipment under these commitments in 1997 and finance such purchases with installment debt primarily provided by the equipment manufacturers.

     The Company's primary cash needs consist of capital expenditures and debt service. The Company incurs capital expenditures for the purposes of
(i) providing routine upgrades of its MRI systems; (ii) replacing or making major upgrades to older, less advanced systems with new state-of-the-art systems; and (iii) purchasing new systems. The Company estimates that routine annual upgrade expenditures average approximately $25,000 per system or approximately $2,400,000 in the aggregate, based on the fleet size at September 30, 1997. In addition to these routine expenditures, the Company expects capital expenditures to be approximately $6,300,000 in the last three months of 1997, which reflects the anticipated purchase of four new systems, including replacement systems. The Company expects capital expenditures to be approximately $20,000,000 in 1998, which includes the anticipated purchase of 10 new MRI systems and routine upgrade expenditures. The Company's decision to purchase a new system is typically predicated on obtaining new or extending existing customer contracts which serve as the basis of demand for the new system.

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

     In connection with the Company's debt refinancing effective December 31, 1996, the Company authorized 18,000 shares of a new Series D convertible preferred stock and 9,000 shares of a new Series E convertible preferred stock. The holders of the Series D and E convertible preferred stock, when issued, are entitled to receive cumulative dividends at the rate of 4% per annum of the stated liquidation value. Unpaid dividends accumulate and are payable quarterly by the Company in cash. Shares of Series D convertible preferred stock are convertible at the option of the holder at any time on or before December 31, 2006 into shares of common stock at a conversion price of $6.00 per common share, subject to adjustment. Shares of Series E convertible preferred stock are convertible at the option of the holder at any time on or before December 31, 2006 into shares of common stock at a conversion price of the greater of $6.00 per share of common stock or the market price (as defined) per common share at date of issuance of the Series E convertible preferred stock. Shares of Series D and E convertible preferred stock are subject to redemption at the option of the Company after December 31, 2006. In the event of liquidation, dissolution or winding up of the Company, the holders of Series D and E convertible preferred stock shall be entitled to receive an amount equal to the stated liquidation value per share (plus accumulated but unpaid dividends) prior to any distributions to common stockholders. No sinking fund has been or will be established for the retirement or redemption of shares Series D or E convertible preferred stock.

     On August 29, 1997, the Company called for the redemption of its Series C convertible redeemable preferred stock on September 30, 1997. All of the holders thereof elected to convert their Series C shares into common stock of the Company. In addition, in connection with the Recapitalization Merger Agreement, the holder of all of the outstanding Series D convertible preferred stock agreed that, in connection with the closing of the Recapitalization, such stock will be converted into common stock of the Company.

RECAPITALIZATION MERGER -- On July 23, 1997, Alliance entered into an Agreement and Plan of Merger, as amended, (the "Recapitalization Merger Agreement") with Newport Investment LLC (the "Investor"), a Delaware limited liability company and an affiliate of Apollo Management, L.P. ("Apollo"). Pursuant to the Recapitalization Merger Agreement, at the effective time of the Recapitalization Merger (the "Recapitalization Effective Time"), a new corporation formed by the Investor ("Newco") will be merged into Alliance (the "Recapitalization Merger"), the separate corporate existence of Newco will cease, and Alliance will continue as the surviving corporation (the "Recapitalization Company"). Pursuant to the Recapitalization Merger, each share of Alliance common stock, par value $.01 ("Common Stock"), issued and outstanding immediately prior to the Recapitalization Effective Time other than dissenting shares, either (1) will be converted into the right to receive $11.00 in cash (the "Cash Merger Price"), or
(2) will be retained by such stockholder. Because the Recapitalization Merger Agreement requires that 409,091 shares in the aggregate of Common Stock be retained by Alliance's existing shareholders, the right to either receive $11.00 in cash for each share or to retain that share of Alliance Common Stock is subject to proration, as set forth in the Recapitalization Merger Agreement and as described in Amendment No. 3 to the Form S-4 (reg. No. 333-33787) filed by Alliance on or about November 10, 1997 (the "Form S-4").

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

     At the closing of the Recapitalization Merger and the Acquisition, significant new sources of financing will be provided to Alliance for the purchase of shares of Common Stock in the Recapitalization Merger, repayment of indebtedness and for working capital purposes, among other uses. Details concerning the impact of the Recapitalization Merger and the Acquisition, and the related financing on the capitalization of Alliance are provided in the Form S-4, and in Amendment No. 3 to the Form S-2 (reg. No. 333-33817) filed by Alliance on or about November 10, 1997.

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

     On October 20, 1997 the Company announced execution of a definitive agreement to acquire Medical Consultants Imaging Co. ("MCIC"), a Cleveland, Ohio based provider of mobile MRI services, CT services and other outsourced healthcare services. The acquisition also includes MCIC's one-half interest in an operating joint venture in Michigan. The purchase price consists of $13 million cash (subject to certain reductions) plus the assumption of approximately $5 million in financing arrangements. MCIC operates 14 mobile MRI systems and several other diagnostic imaging systems, primarily in Ohio, Michigan, Indiana and Pennsylvania. The transaction is expected to close in November 1997.

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

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    EXHIBIT NO. NOTE DESCRIPTION
    ----------  ---- -----------

    2.1         (22) Stockholder Agreement among Newport Investment LLC and the individuals listed on Schedule A attached thereto, dated as of July 23, 1997.

    2.2         (22) Agreement and Plan of Merger between Alliance Imaging,
                     Inc., and Newport Investment LLC, dated as of July 23,
                     1997.

    2.3         (24) Amendment No. 1 dated as of August 13, 1997 to the
                     Recapitalization Merger Agreement.

    2.4         (24) Amendment No. 2 dated as of October 13, 1997 to the
                     Recapitalization Merger Agreement.

    2.4.1       (24) Amendment No. 3 dated as of November 10, 1997 to the
                     Recapitalization Merger Agreement.

    2.5         (24) Guaranty Letter dated July 22, 1997, from AJF III to
                     Alliance.

    3.1         (21) Restated Certificate of Incorporation of Alliance Imaging,
                     Inc.

    3.2         (1)  By-Laws of Alliance Imaging, Inc., as amended.


    3.3         (24) Amendment to Restated Certificate of Incorporation of
                     Alliance.

    3.4         (24) Form of Amended and Restated Certificate of Incorporation
                     of Alliance.

    3.5         (24) Form of By-Laws of Alliance, as amended.

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

    4.15      (24) Commitment Letter from Bankers Trust Company, dated July 22,
                   1997.

    10.4      (20) Amended and Restated 1991 Stock Option Plan of Alliance
                   Imaging, Inc., including forms of agreement used thereunder.

    10.4.1    (24) 1997 Alliance Imaging, Inc. Stock Option Plan, including form of agreement used thereunder.

    10.15     (24) Agreement Not to Compete dated as of July 23, 1997 among
                   Newport Investment LLC, Alliance, Richard N. Zehner and Vincent S. Pino.

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
                   Partnership Agreement dated as of July 1, 1993.

    [10.23    (24) Form of Registration Rights Agreement dated as of November
                   [X], 1997 between Alliance and the Investor.]

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

    10.48     (25) Acquisition Agreement dated as of October 17, 1997 among
                   Medical Consultants Imaging Corp., Bondcat Corp., Chip-Cat Corp., Medical Consultants Scanning Systems, Inc., Alliance Imaging of Ohio, Inc., Alliance Imaging of Michigan, Inc., and Alliance Imaging, Inc.

    11        (25) Statement of Computation of Per Share Earnings.

    21.1      (24) List of Subsidiaries.

--------------------
   (1) Incorporated by reference herein to the indicated exhibits filed in response to Item 16, "Exhibits" of the Company's Registration Statement on Form S-1, No. 33-40805, initially filed on May 24, 1991.

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

  (23) Incorporated by reference herein to the indicated Exhibit in response to Item 6(a), "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

  (24) Incorporated by reference herein to the indicated Exhibit in response to Item 21(a), "Exhibits" of the Company's Form S-4 Registration
         No. 333-33787.

  (25)   Filed herewith.

  (b)    REPORTS ON FORM 8-K IN THE THIRD QUARTER OF 1997:

         Form 8-K dated August 1, 1997

         Item 1.  Changes in Control of Registrant -
                  Certain stockholders entered into a stockholder agreement with Newport Investment LLC (the "Investor") on July 23, 1997 granting the Investor an option to purchase the stock of the certain stockholders.

         Item 5.  Other Events -
                  On July 23, 1997, the Company entered into the Merger Agreement with the Investor.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ALLIANCE  IMAGING,  INC.



November  10, 1997                     By: /s/ Richard N. Zehner
                                           ------------------------------
                                                 Richard N. Zehner
                                              Chairman, President and
                                              Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 10, 1997.

    Signature                                         Title
    ---------                                         -----



 /s/ Richard N. Zehner            Chairman of the Board of Directors,
------------------------------    President and Chief Executive Officer
    Richard N. Zehner             (Principal Executive Officer)


 /s/ Terrence M. White            Senior Vice President, Chief
------------------------------    Financial Officer and Secretary
    Terrence M. White             (Principal Financial Officer)