Form 10-K405
period 1997-12-31
ALLIANCE IMAGING INC /DE/
filed 1998-03-31
CIK 817135

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                         ----------------------------

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 0-16334

                         ----------------------------

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 688-7100

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          X                    No
         ---------                    ----------


       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K Section 229.405 of Title 17, Code of Federal Regulations is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1998 (computed by reference to the last reported sale price of registrant's common stock on such date): $7,404,444.

       Number of shares outstanding of each of the registrant's classes of common stock as of March 20, 1998: Common Stock, $.01 par value, 4,054,111 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE

                                 NONE.

                                  PART I


ITEM 1.   BUSINESS.

GENERAL

       Alliance Imaging, Inc. (the "Company") is a leading nationwide provider of diagnostic imaging services and the largest operator of state-of-the-art mobile diagnostic imaging systems and related outsourced radiology services in the United States. Unless the context otherwise requires, the term "Company" as used in this Form 10-K Annual Report refers to Alliance Imaging, Inc., and its direct and indirect subsidiaries. The Company primarily provides magnetic resonance imaging ("MRI") and computed axial tomography ("CT") systems and services to hospitals and other health care providers on a mobile, shared-user basis. The Company also provides dedicated, full-time MRI systems and services, as well as full-service management of imaging operations for selected hospitals. The Company's MRI services include the provision of high technology diagnostic imaging systems, highly-trained technologists to operate the imaging systems, equipment maintenance and upgrades, the management of day-to-day operations, educational and marketing support, patient scheduling, billing and collection services, managed care contracting and professional liability insurance. The Company's services enable small to mid-size hospitals to gain access to advanced diagnostic imaging technology and related value-added services without making a substantial investment in equipment and personnel. The Company operated a fleet of 121 MRI systems and serviced 451 customers in 36 states as of December 31, 1997.

       Since the beginning of 1995, the Company has substantially increased revenues by adding new customers and increasing scan volumes at existing customer sites. During the same period, the growth rate of the Company's EBITDA (excluding expenses associated with the Recapitalization Merger (as hereinafter defined)) has exceeded the growth rate of revenues principally as a result of spreading costs (which are primarily fixed) over a larger revenue base and implementing cost reduction and containment measures.

OPERATIONS

       CUSTOMER BASE. The Company believes that many hospitals and other health care providers require access to MRI services to remain competitive in the health care marketplace. Regulatory and licensing requirements in many states may also limit access to MRI systems. In addition, many health care providers lack sufficient patient volume or financial resources to justify the purchase of an MRI system. Such providers contract for mobile, shared-user systems or single-user, full-time systems to gain access to MRI technology and to provide comprehensive MRI services to their patients. In addition, many health care providers, regardless of whether their patient utilization levels and financial resources justify the purchase of an MRI system, prefer to contract with the Company for full-time or shared-user imaging systems to (i) obtain the use of an MRI system without any capital investment or financial risk; (ii) retain the ability to switch system types and avoid technological risk; (iii) obtain MRI services in jurisdictions in which the use of the Company's services facilitates the procurement of regulatory approvals; (iv) avoid future uncertainty as to reimbursement policies; (v) eliminate the need to recruit, train and manage qualified technologists; (vi) outsource their entire MRI service to obtain access to needed technology while avoiding financial investment or risk and obtaining management expertise; or (vii) provide additional imaging services when patient demand exceeds their in-house capability.

       The Company's MRI and CT services, which include imaging systems, technologists and support services, are provided on both a mobile, shared-user basis and on a full-time basis to single customers. As of December 31, 1997, the Company provided imaging systems and related technologists and support services to 451 customers (401 for MRI services, 57 for CT services, and 20 for other modalities; some customers contract for multiple modalities) consisting primarily of small to mid-sized hospitals (i.e., hospitals with 50-200 beds). The Company believes that many of such hospitals lack the patient volume or financial resources to justify the purchase of an MRI system. As of December 31, 1997, the Company provided services and equipment to customers in 36 states.

       Typically, the Company's MRI systems are contracted on average for five to six days a week. The Company believes that as customers become familiar with the basic or expanded technology and its applications, the corresponding MRI system's rate of usage generally increases, causing the number of scans per day to increase and eventually leading to requests for additional days of usage.

       CONTRACT TERMS. Contract fees are charged on a fee-per-scan, fee-per-day or fee-per-month basis (with numerous variations within each billing method to accommodate particular customers' needs). Generally, the Company provides technologists under contracts billed on a fee-per-scan or fee-per-day basis but not under contracts billed on a fee-per-month basis. Although a typical contract offers daily flat-rate options, most customers currently pay on a fee-per-scan basis. The amount of fees paid on this basis depends upon the type of imaging system provided, the term of the contract, the types and number of scans performed as well as the day of the week on which scans are performed. The contracts typically allow the Company to reduce the number of days of service provided based upon the customer's scan volume, or to terminate the contract if the Company is unable to realize a profit on the services provided. The Company typically enters into exclusive, one to eight year contracts that include automatic renewal provisions. In addition, the Company's marketing representatives consistently seek to renew and extend contracts prior to expiration.

       IMAGING SYSTEMS. At December 31, 1997, the Company operated 121 MRI systems, 15 CT systems and 10 other diagnostic imaging systems. Of the 121 MRI systems, 86 are state-of-the-art, high-field 1.0 or 1.5 Tesla systems and 21 are state-of-the-art, mid-field 0.5 Tesla systems. These systems are designed to facilitate hardware and software upgrades. As a result, the Company's systems should remain at the leading edge of technological developments. Further, of the 121 MRI systems, 109 are housed in mobile coaches and 12 are housed in relocatable modular buildings on hospital campuses or installed in the hospital facility. Substantially all of the imaging systems are owned by the Company. Six MRI systems are operated by partnerships of which a subsidiary of the Company is a partner.

     The Company orders substantially all of its imaging systems from major medical device manufacturers, primarily General Electric Medical Systems, Siemens Medical Systems and Picker International. Generally, the Company orders its imaging systems from such major manufacturers while simultaneously contracting with health care providers for their use, thereby reducing the Company's system utilization risk. The Company's MRI systems are installed in specially-designed trailers or relocatable, modular buildings. The trailers and relocatable modular buildings are designed jointly by the imaging system manufacturer and the housing manufacturer and are designed to provide image quality identical to those installed in hospital facilities.

       FLEET MANAGEMENT. The Company seeks to maximize cash flow and return on assets by actively managing its fleet to maximize utilization. The Company employs logistics management systems and redeploys or trades in older MRI systems when it purchases new MRI systems. MRI systems are currently scheduled for as little as one-half day and up to seven days per week at any particular facility. Generally, technologists and a driver are assigned to each of the mobile operating systems. Movement of the systems typically occurs at night via a fleet of Company-owned or leased tractors. The drivers move the systems and activate them upon arrival at each imaging site so that the systems are operational when the Company's technologists arrive on the following scheduled imaging day.

       REGIONAL MANAGEMENT. The Company's eight regional offices market, manage and staff the operation of its imaging systems. The Company's regional offices are located in Anaheim and Roseville, California; Pittsburgh, Pennsylvania; Chicago, Illinois; Colorado Springs, Colorado; Cleveland, Ohio; Burlington, Connecticut; and Macon, Georgia. Each region has individuals responsible for sales and operations management.

       LICENSING AND JCAHO ACCREDITATION. Hospitals with which the Company has contracted are subject to a variety of regulations and standards of state licensing and other authorities and accrediting bodies such as the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). As an outside vendor, the Company may be required to comply with such regulations and standards to enable the hospitals with which it has contracted to maintain their permits, approvals and accreditation. The Company has been awarded accreditation with commendation by the JCAHO for its 18 MRI and CT systems operating in the Company's Pacific Region, which includes southern California, Arizona and southern Nevada. All other regions are scheduled to apply for JCAHO accreditation during 1998.

CUSTOMER SUPPORT

       As part of its full service package, the Company provides several levels of support to a hospital or health care provider. The Company's technologists who staff the MRI systems regularly work with the hospital radiologists, referring physicians and nursing staff to perform the scans. The technologists also work with regional technical advisors who are specialists in MRI technology and consult on specialized technical problems, hold periodic training sessions for the technologists, radiologists, referring physicians and health care customers and provide problem-solving services. These specialists play a central role in the Company's retention of accounts and building of scan volumes. Management believes that targeted direct marketing at each hospital with assigned responsibility for support services is a key element for broadening the awareness of MRI technology, building scan volume and obtaining contract renewals.

SALES AND MARKETING

       At December 31, 1997, the Company's sales force consisted of 22 members who identify and contact candidates for the Company's services, each with the overall management and sales responsibility for a specific region of the country. Direct marketing plays a primary role in the Company's development of new customers. The Company also employs 22 marketing representatives who develop scan volumes at existing and new customer locations by introducing the Company's services to referring physicians and keeping such physicians apprised of the Company's MRI service capabilities. In addition, certain of the Company's executive officers and regional vice presidents spend a portion of their time marketing the Company's services. The Company believes that having senior managers involved in sales and contract negotiations enhances its ability to obtain new and retain existing customers.

MAINTENANCE

       For its MRI and CT systems, the Company primarily relies upon the manufacturer to provide maintenance and service under warranties and service contracts. These service contracts require the Company to pay fixed monthly fees or variable fees on a risk-sharing basis.

       Timely, effective service is essential to maintaining high utilization rates on the Company's MRI systems. If the Company experiences greater than anticipated malfunctions of its equipment or if it is unable to promptly obtain the service necessary to keep its systems functioning effectively, its business could be adversely affected.

       The Company contracts with the MRI equipment manufacturers for comprehensive maintenance programs on its systems to minimize downtime (the period of time equipment is unavailable during scheduled use hours because of malfunctions). These maintenance contracts commence upon the expiration of the applicable warranty period. The systems are generally warranted by the systems manufacturer for a specified period of time, usually one year to eighteen months from the date of purchase. During the warranty period and maintenance contract term, the Company receives uptime guarantees (a guarantee that equipment will function for a specified percentage of scheduled use hours). However, these guarantees are not expected to substantially compensate the Company for loss of revenue for downtime.

 REIMBURSEMENT

       Substantially all of the Company's revenues are derived directly from health care providers rather than from private insurers, other third party payors or governmental entities. Consequently, the Company historically has not had material direct exposure to, or direct connection with, patient billing, collections or reimbursement by insurance companies, other third parties or Medicare. However, a small portion of the Company's revenues are generated from direct billings to patients or their third party payors which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Net revenues from direct patient billing amounted to approximately 7% of the Company's revenue in 1997.

       Most private health care insurers, including various Blue Cross and Blue Shield Plans, reimburse approximately 70% to 100% of the health care provider's charge for MRI and CT scans. Such insurers may impose limits on reimbursement for imaging services or deny reimbursement for tests that do not follow recommended diagnostic procedures. Because patient reimbursement may indirectly affect the levels of fees the Company can charge its customers by constricting the health care providers' profit margin, widespread application of restricted or denied reimbursement schedules could adversely affect the Company's business. Conversely, at lower reimbursement rates, a health care provider might find it financially unattractive to own an MRI or CT system, but could benefit from purchasing the Company's services.

       Congress has attempted to restrict rising federal reimbursement costs under the Medicare program by setting predetermined payment amounts for reimbursement of inpatient services according to each patient's diagnosis related group ("DRG"). Because a DRG rate compensates a hospital for all services rendered to a patient, a hospital cannot be separately reimbursed by Medicare for an MRI scan or other procedure performed on an inpatient. DRG payment rates for inpatient services became effective in the early 1980's and have been adjusted downward since then. Currently, those payment rates are not applicable to outpatient services; instead, Medicare reimbursement for imaging services furnished in a hospital outpatient setting is subject to alternative, generally more favorable, payment limits tied to the physician fee schedule described below. However, it is possible that DRG payment rates or other limits might be implemented with respect to outpatient services in the future.

       Because payments have generally been less restricted in non-hospital outpatient settings, in prior years there has been rapid growth in MRI systems at non-hospital free-standing facilities, which provide outpatient services. The U.S. Department of Health and Human Services ("HHS"), as required by statute, has issued fee schedules for reimbursing physicians who treat Medicare patients. Under these fee schedules, physician reimbursement for professional services is based on a set of values assigned to each service provided by a physician. The fee schedules also generally apply to reimbursement for technical services (such as those provided by the Company) except in limited circumstances. There can be no assurance that Medicare payments will remain comparable to present levels. In particular, on June 18, 1997, the Health Care Financing Administration ("HCFA") issued a proposed rule affecting, among other things, the practice expense component of the physician fee schedule, physician supervision requirements for certain diagnostic tests and the adoption of a new definition of an independent diagnostic testing facility. Under the proposed rule, the Relative Value Units ("RVU") for MRI scans would be relatively unchanged, but the RVUs for MRI scans with contrast would be reduced significantly. The proposed effective date of the rule was originally January 1, 1998. However, as part of federal budget legislation recently signed into law, implementation of the practice expense changes will be delayed until January 1, 1999, with a three-year transition period for implementing the new method for calculating practice expenses. While the impact of the proposed changes is dependent on numerous factors, including whether the proposed rule is adopted substantially in the proposed form and whether the Company's hospital customers will seek similar adjustments in payments to the Company for scans with contrast agents to the extent they are currently charged additional amounts for contrast exams, there can be no assurance that such practice expense changes will not, directly or indirectly, have a material adverse effect on the Company's business or results of operations.

       The Budget Reconciliation Act for 1998 that was recently signed into law contains a number of changes to the Medicare program which will adversely affect hospitals and which could therefore potentially have an impact on suppliers of goods and services to hospitals, including the Company. In particular, among other things, the Act requires implementation of a prospective payment system for outpatient services beginning in 1999 and reduces hospital inpatient reimbursement for both operating and capital expenses compared with reimbursement levels that would have prevailed absent any change in law. The Company believes that approximately 15% to 20% of its hospital customers' MRI revenues are derived from Medicare patients.

REGULATION

       Many aspects of the health care industry in the United States, including the Company's business, are subject to extensive federal and state government regulation. Although the Company believes that its operations comply with applicable regulations, there can be no assurance that subsequent adoption of laws or interpretations of existing laws will not regulate, restrict or otherwise adversely affect the Company's business.

       The marketing and operation of the Company's MRI and CT systems are subject to state laws prohibiting the practice of medicine by non-physicians and the rebate or division of fees between physicians and non-physicians. Management believes that its operations do not involve the practice of medicine because all professional medical services relating to its operations, such as the interpretation of the scans and related diagnoses, are separately provided by licensed physicians not employed by the Company. Further, the Company believes that its operations do not violate state laws with respect to the rebate or division of fees.

           The Company is subject to federal and state laws, which govern financial and other arrangements between health care providers. These include the federal Medicare and Medicaid anti-kickback statutes which prohibit bribes, kickbacks, rebates and any other direct or indirect remuneration in return for or to induce the referral of an individual to a person for the furnishing, directing or arranging of services, items or equipment for which payment may be made in whole or in part under the Medicare, Medicaid or other federal health care programs. Violation of the anti-kickback statute may result in criminal penalties and exclusion from the Medicare and other federal health care programs. Many states have enacted similar statutes, which are not necessarily limited to items, and services paid for under the Medicare or a federally funded health care program. In recent years, there has been increasing scrutiny by law enforcement authorities, HHS, the courts and Congress of financial arrangements between health care providers and potential sources of patient and similar referrals of business to ensure that such arrangements are not designed as mechanisms to pay for patient referrals. HHS interprets the anti-kickback statute broadly to apply to distributions of partnership and corporate profits to investors who refer federal health care program patients to a corporation or partnership in which they have an ownership interest and to payments for service contracts and equipment leases that are designed to provide direct to indirect remuneration for patient referrals or similar opportunities to furnish reimbursable items or services. In July 1991, HHS issued "safe harbor" regulations that set forth certain provisions which, if met, will assure that health care providers and other parties who refer patients or other business opportunities, or who provide reimbursable items or services, will be deemed not to violate the anti-kickback statute. The Company is also subject to separate laws governing the submission of false claims. The Company is a party to two partnerships for the provision of MRI services. The Company believes that the partnerships are in compliance with the anti-kickback statute. The Company believes that its other operations likewise comply with the anti-kickback statutes.

       A federal law, commonly known as the "Stark Law", also imposes civil penalties and exclusions for referrals for "designated health services" by physicians to certain entities with which they have a financial relationship subject to certain exceptions. "Designated health services" include, among others, MRI services. While implementing regulations have been issued relating to referrals for clinical laboratory services, no implementing regulations have been issued regarding the other designated health services, including MRI services. In addition, several states in which the Company operates have enacted or are considering legislation that prohibits "physician self-referral" arrangements or requires physicians to disclose any financial interest they may have with a health care provider to their patients to whom they recommend that provider. Possible sanctions for violating these provisions include loss of licensure and civil and criminal sanctions. Such state laws vary from state to state and seldom have been interpreted by the courts or regulatory agencies. Nonetheless, strict enforcement of these requirements is likely. The Company believes its operations comply with these federal and state physician self-referral laws.

       In some states, a certificate of need ("CON") or similar regulatory approval is required prior to the acquisition of high-cost capital items, including diagnostic imaging systems or provision of diagnostic imaging services by the Company or its customers. CON regulations may limit or preclude the Company from providing diagnostic imaging services or systems. A significant increase in the number of states regulating the Company's business within the CON or state licensure framework could adversely affect the Company. Conversely, repeal of existing CON regulations in jurisdictions where the Company has obtained or operates under a CON could also adversely affect the Company. This is an area of continuing legislative activity, and there can be no assurance that the Company will not be subject to CON and licensing statutes in other states in which it operates or may operate in the future.

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

COMPETITION

       The market for diagnostic imaging services and imaging systems is highly competitive. In addition to direct competition from other mobile providers, the Company competes with free-standing imaging centers and health care providers that have their own diagnostic imaging systems and with equipment manufacturers that sell or lease imaging systems to health care providers for full-time installation. Some of the Company's direct competitors which provide contract MRI services may have access to greater financial resources than the Company. In addition, some of the Company's customers are capable of providing the same services to their patients directly, subject only to their decision to acquire a high-cost diagnostic imaging system, assume the associated financial risk, employ the necessary technologists and satisfy applicable licensure and CON requirements, if any. The Company competes against other MRI service providers on the basis of quality of services, quality and magnetic field strength of imaging systems, price, availability and reliability.

EMPLOYEES

       As of December 31, 1997, the Company had 613 employees, of whom approximately 461 were trained diagnostic imaging technologists, patient coordinators, other technical support staff. None of the Company's employees are represented by a labor organization and the Company is not aware of any activity seeking such organization. The Company considers its relations with its employees to be satisfactory.

COMPANY HISTORY

           The Company's predecessors, an English partnership and an affiliated California corporation, began operation in 1983 by providing mobile CT services in southern California. Mobile MRI services commenced in 1985. The Company's predecessors were merged into Alliance Imaging plc an English public limited company, in 1985. The Company was incorporated in Delaware in May 1987 and in July 1987 acquired all the outstanding stock of Alliance Imaging plc.

       The Company's common stock was publicly traded from August 1987 until November 1988, when the Company was acquired in a going-private transaction (the "Acquisition"). The Acquisition was accomplished through stock purchase agreements with individual stockholders and a cash tender offer by Casper Acquisition Corp., a wholly-owned subsidiary of CTFG Acquisition Corp., which was formed and owned by DLJ Capital Corp. and certain of the Company's current stockholders and members of management, including Richard N. Zehner, the Company's Chairman, and Chief Executive Officer. In November 1991, the Company completed its second initial public offering of common stock.

       At a Special Meeting of the Stockholders held on December 17, 1997, the Company's stockholders approved the Recapitalization Merger (as hereinafter defined) pursuant to which affiliates of Apollo Management, L.P. acquired control of the Company (see Item 4. below).

RECENT DEVELOPMENTS

       On November 21, 1997, the Company acquired Medical Consultants Imaging Co. ("MCIC"), a Cleveland, Ohio based provider of mobile MRI services, CT services and other outsourced health care services. The acquisition also included MCIC's one-half interest in an operating joint venture in Michigan. The purchase price consisted of $12,323,000 cash plus the assumption of approximately $5,517,000 in financing arrangements. MCIC operates 14 mobile MRI systems and several other diagnostic imaging systems, primarily in Ohio, Michigan, Indiana and Pennsylvania.

       On March 12, 1998, the Company acquired Mobile Technology Inc. ("MTI"), a Los Angeles, California based provider of mobile MRI services, CT services and other outsourced health care services. The MTI acquisition adds 70 MRI systems operating in 31 states, 3 CT systems, 9 lithotripsy systems, and 4 brachytherapy systems to the Company's equipment fleet.

The purchase price consisted of $61,800,000 in cash plus the assumption of approximately $37,400,000 in financing arrangements.

       On March 12, 1998, the Company announced it had signed a definitive agreement to acquire the medical diagnostic imaging assets of American Shared Hospital Services ("American Shared"), a San Francisco, California based company, for approximately $13,600,000 in cash and assumption of approximately $26,100,000 of debt in a transaction that is expected to close by July 15, 1998. The proposed transaction is subject to certain conditions including receipt of regulatory approvals and approval by the shareholders of American Shared.

ITEM 2.   PROPERTIES.

       The Company leases approximately 24,500 square feet of space in an office building in Anaheim, California for its executive and principal administrative offices. The Company also leases a 15,600 square foot operations warehouse in Orange, California, as well as space for its other regional offices.

ITEM 3.   LEGAL PROCEEDINGS.

       The Company from time to time is involved in routine litigation incidental to the conduct of its business. The Company believes that no litigation pending against it will have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           A special meeting of the Company's stockholders was held on December 17, 1997 for the purpose of voting on the Agreement and Plan of Merger, dated as of July 23, 1997, between the Company and Newport Investment, LLC (the "Investor"), a Delaware limited liability company formed and wholly owned by certain affiliates of Apollo Management, L.P. (collectively, "Apollo"), as amended by Amendment No. 1, dated as of August 13, 1997, Amendment No. 2, dated as of October 13, 1997 and Amendment No. 3, dated as of November 10, 1997 (the "Recapitalization Merger Agreement"). The Recapitalization Merger Agreement provided for, among other things, (1) the merger (the "Recapitalization Merger") of Newport Acquisition Corp. ("Newco"), a corporation to be formed solely for the purpose of this transaction and wholly owned by the Investor, with and into the Company (the "Recapitalization"), as a result of which the shares of common stock of Newport Acquisition Corporation were converted into 3,632,222 shares of common stock of the Company ("Company Common Stock"), the retention of an aggregate of 411,358 shares of Company Common Stock by the Company's then-existing stockholders, and the conversion of the balance of shares of Company Common Stock (other than shares held by Company stockholders who dissent from the Recapitalization Merger and comply with all the provisions of the Delaware General Corporation Law concerning the right of stockholders to seek appraisal of their shares) into the right to receive $11.00 per share in cash, (2) the purchase by the Investor of 150,000 shares of the Company's non-voting redeemable Series F preferred stock, (3) the Board of Directors of Newco to become the Board of Directors of the Company upon consummation of the Recapitalization Merger, and (4) the amendment and restatement of the Company's Restated Certificate of Incorporation.

       The stockholders approved the Recapitalization Merger Agreement by a vote of 8,634,831 for, 9,794 shares against, 9,425 shares abstaining, and no broker non-votes.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       The Company's Common Stock traded on the Nasdaq SmallCap Market under the symbol SCAN until the Company's Common Stock was delisted on February 23, 1998. The high and low prices as reported on the Nasdaq SmallCap Market are set forth below for the period indicated. As of March 11, 1998, there were 23 record holders and approximately 377 beneficial holders of the Company's Common Stock.

                                                    1997                       1996                     1995
                                                    ----                       ----                     ----
                                            HIGH           LOW          HIGH        LOW          HIGH         LOW
                                           ------        ------        ------      ------       ------       -----
   First Quarter                            8 3/8         5 3/4        4 1/8       2 7/8        1 7/16        7/16
   Second Quarter                          10 5/8         6 5/8        6 1/8       3 13/16      2 1/2         1 1/4
   Third Quarter                           11 1/8        10            6 3/8       3 7/8        3 1/8         2
   Fourth Quarter (1)                      11 3/16       10 1/2        5 15/16     4 5/8        3 3/8         2 3/8

(1) Fourth Quarter 1997 reflects the high and low prices through the date of the approval of the Recapitalization Merger, December 17, 1997.

     The Company has never paid any cash dividends on its Common Stock and has no current plans to do so; rather, the Company intends to retain available cash to provide for the operation of its business, including capital expenditures, and to fund future acquisitions.

       The Company made the following sales of securities in 1997, which were not registered under the Securities Act:

       On December 31, 1996, the Company entered into a bridge loan agreement with General Electric Company and borrowed $12,872,000 under a senior bridge loan; an additional $5,128,000 was borrowed on January 2, 1997. The senior bridge loan was convertible into 18,000 shares of a new Series D 4% convertible preferred stock. On March 26, 1997, General Electric Company exercised its option to convert the senior bridge loan into 18,000 shares of Series D convertible preferred stock. At that time, other senior notes not to exceed $9,000,000 held by General Electric Company became convertible into a new Series E convertible preferred stock on or after January 1, 1998. In connection with the Recapitalization Merger, both the Series D convertible preferred stock and the rights to convert the other senior notes into Series E convertible preferred stock were retired.

       In connection with the Recapitalization Merger, on December 18, 1997, Apollo purchased 150,000 shares of the Company's Series F Preferred stock for $15,000,000 and received a financing fee of $600,000. Immediately after the consummation of the Recapitalization Merger, Apollo sold to BT Investment Partners, Inc. 9,000 shares of the Company's Series F Preferred stock for $900,000, and paid to BT Investment Partners, Inc. a financing fee of $36,000. Also in connection with the Recapitalization Merger, Apollo purchased a total of 3,632,222 shares of the Company Common Stock. Consequently, as a result of the Recapitalization, the Company had 4,043,580 shares of common stock outstanding, of which Apollo owned 3,632,222 shares (or approximately 90%) and the Company's existing stockholders owned 411,358 shares (or approximately 10%). Immediately after consummation of the transactions, Apollo sold 242,898 shares of the Company Common Stock owned by Apollo to BT Investment Partners, Inc., for $11.00 per share (or approximately $2.7 million in the aggregate) in cash, the amount paid to the Company's existing stockholders for shares of the Company Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

       The following selected consolidated financial data, except as noted herein, has been taken or derived from the audited consolidated financial statements of the Company and should be read in conjunction with the full consolidated financial statements included herein.

                                 SELECTED CONSOLIDATED FINANCIAL DATA


                                                       1997           1996            1995            1994              1993
                                                       ----           ----            ----            ----              ----
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
    OPERATIONS DATA:
Revenues                                             $ 86,474      $  68,482       $  58,065       $  57,875         $  60,728
Costs and expenses:
    Operating expenses,
        Excluding depreciation                         38,997         32,344          28,342          31,093            31,768
    Depreciation expense                               15,993         12,737          12,202          13,424            13,617
    Selling, general and
        administrative expenses                         8,857          8,130           6,294           6,284             6,538
    Amortization expense,
        primarily goodwill                              2,426          1,952           1,345             943               790
    Interest expense, net                               7,808          5,758           5,053          10,758            10,507
    Recapitalization merger costs                      16,350              -               -               -                 -
    Asset impairment and other special charges              -              -               -          13,339            17,500
                                                   ----------     ----------      ----------      ----------        -----------
    Total costs and expenses                           90,431         60,921          53,236          75,841            80,720
                                                   ----------     ----------      ----------      ----------        -----------
Income (loss) before income taxes and
    extraordinary gains                                (3,957)         7,561           4,829         (17,966)          (19,992)
Provision (benefit) for income taxes                    1,700          1,060             727           1,100            (5,300)
                                                   ----------     ----------      ----------      ----------        -----------
Income (loss) before extraordinary gains               (5,657)         6,501           4,102         (19,066)          (14,692)
Extraordinary gains, net of taxes                       1,849          6,300               -               -                 -
                                                   ----------     ----------      ----------      ----------        -----------
Net income (loss)                                  $   (3,808)    $   12,801       $   4,102      $  (19,066)         $(14,692)
                                                   ----------     ----------      ----------      ----------        -----------
                                                   ----------     ----------      ----------      ----------        -----------

Earnings per common share:
Income (loss) before extraordinary gains           $    (0.41)    $     0.67       $    0.30       $   (2.68)        $   (2.07)
Extraordinary gains, net of taxes                  $     0.17           0.58               -               -                 -
                                                   ----------     ----------      ----------      ----------        -----------
Net income (loss) per common share                 $    (0.24)(1) $     1.25       $    0.30       $   (2.68)(4)      $  (2.07)(5)
                                                   ----------     ----------      ----------      ----------        -----------
                                                   ----------     ----------      ----------      ----------        -----------

Earnings per common share-assuming dilution:
Income (loss) before extraordinary gains           $    (0.41)     $    0.63        $   0.28       $   (2.68)         $ ( 2.07)
Extraordinary gains, net of taxes                        0.17           0.55               -               -                 -
                                                   ----------     ----------      ----------      ----------        -----------
Net income (loss) per common share
     - assuming dilution                           $    (0.24)(1)  $    1.18        $   0.28       $   (2.68)(4)      $  (2.07)(5)
                                                   ----------     ----------      ----------      ----------        -----------
                                                   ----------     ----------      ----------      ----------        -----------

BALANCE SHEET DATA:
Total assets                                         $193,655      $ 128,510        $103,327       $ 102,527         $ 117,096
Long-term debt                                         42,874         68,110 (2)      50,049          52,314            49,320
Senior subordinated debentures
   (long-term portion)                                185,000          4,592 (3)      15,883          16,633            35,000
Redeemable preferred stock                             14,487          4,694 (3)      16,430          15,500                 -


(1) Includes $1.23 net loss per common share for costs associated with the Recapitalization Merger.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The Company is a leading nationwide provider of diagnostic imaging services and the largest operator of state-of-the-art mobile diagnostic imaging systems and related outsourced radiology services in the United States. The Company primarily provides MRI systems and services to hospitals and other health care providers on a mobile, shared user basis. The Company also provides dedicated, full-time MRI systems and services as well as full-service management of imaging operations for selected hospitals. The Company's services enable small to mid-size hospitals to gain access to advanced diagnostic imaging technology and related value-added services without making a substantial investment in equipment and personnel. The Company operates a fleet of 121 MRI systems and services 451 customers in 36 states as of December 31, 1997.

       The Company's revenues are principally a function of the number of systems in service, scan volumes and fees per scan. The Company generates substantially all of its revenues under exclusive one to eight-year contracts with hospitals and health care providers. The Company's contracts typically offer tiered pricing with lower fees per scan on incremental scans, allowing customers to benefit from increased scan volumes and the Company to benefit from the operating leverage associated with increased scan volumes. The Company expects modest continuing downward pressure on pricing levels as a result of cost containment measures in the health care industry. However, in many cases higher scan volumes justify lower prices on incremental scans.

       The principal components of the Company's operating costs include salaries paid to technologists and drivers, annual system maintenance costs, insurance and transportation costs. Because a majority of these expenses are fixed, increased revenues as a result of higher scan volumes significantly improve the Company's profitability while lower scan volumes result in lower profitability.

       Since the beginning of 1995, the Company has substantially increased revenues by adding new customers and increasing scan volumes at existing customer sites. During the same period, the growth rate of the Company's EBITDA (excluding expenses associated with the Recapitalization Merger) has exceeded the growth rate of revenues as a result of spreading costs (which are primarily fixed) over a larger revenue base and implementing cost reduction and containment measures.

       The Company has historically focused on maximizing cash flow and return on invested capital nationwide, deploying new and upgraded systems in high volume markets and redeploying older, less advanced systems with lower carrying values in lower volume markets. The Company's ongoing equipment trade-in and upgrade program has substantially improved the marketability and productivity of its MRI systems. Because the Company owns substantially all of its MRI systems, it periodically evaluates its older, less marketable MRI systems to determine if it is more beneficial to continue to use such systems in lower volume markets which are profitable but produce less revenue, or to trade in such equipment in connection with new system purchases. The Company currently maintains one of the most advanced fleets in the industry.

       The Company also provides CT services and imaging services. Revenues from CT services and other imaging services accounted for approximately 5% of the Company's revenues for the year ended December 31, 1997.

       On July 23, 1997, the Company entered into the Recapitalization Merger Agreement, pursuant to which, among other things, a subsidiary of the Investor, subject to the terms and conditions of the Recapitalization Merger Agreement, merged with and into the Company. Immediately following the Recapitalization, the Company experienced an approximate 90% ownership change and Apollo owned approximately 84% of the issued and outstanding common stock of the Company and the Company's existing shareholders owned approximately 10% (SEE NOTE 1).

       On November 21,1997, the Company acquired Medical Consultants
Imaging Co. ("MCIC"), a Cleveland, Ohio based provider of mobile MRI services, CT services and other outsourced health care services. The acquisition also included MCIC's one-half interest in an operating joint venture in Michigan. The purchase price consisted of $12,323,000 cash plus the assumption of approximately $5,517,000 in financing arrangements. MCIC operates 14 mobile MRI systems and several other diagnostic imaging systems, primarily in Ohio, Michigan, Indiana and Pennsylvania.

       On March 12, 1998, the Company acquired Mobile Technology Inc. ("MTI"), which management believes is the second largest provider of mobile MRI services in the United States, in a transaction to be accounted for as a purchase. The Company will include the operations of MTI in its consolidated financial statements from the date of acquisition. This acquisition adds 70 MRI systems operating in 31 states, 3 CT systems, 9 lithotripsy systems, and 4 brachytherapy systems to the Company's equipment fleet. The purchase price consisted of $61,800,000 for all of the equity interests in MTI plus direct acquisition costs presently estimated at $3,700,000. In connection with the acquisition, the Company also refinanced $37,400,000 of MTI's outstanding debt. To finance these expenditures, the Company increased its existing term loan facility by $20,000,000 to provide total availability of $70,000,000, established a new $50,000,000 term loan facility and borrowed an aggregate of $90,000,000 thereunder, for which the Company incurred debt issuance costs presently estimated at $1,000,000. The Company also borrowed $5,400,000 under its revolving loan facility and used

$8,500,000 of cash on hand at MTI to complete the financing requirements. The Company has not completed the allocation of the purchase price and the determination of any goodwill resulting form the acquisition.

       Also on March 12, 1998, the Company announced it had signed a definitive agreement to acquire the medical diagnostic imaging assets of American Shared Hospital Services ("American Shared") for approximately $13,600,000 in cash and assumption of approximately $26,100,000 of debt in a transaction that is expected to be consummated by July 15, 1998. The proposed transaction is subject to certain conditions including receipt of regulatory approvals and approval by the shareholders of American Shared.

TWELVE MONTHS YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

       Revenues for 1997 were $86,474,000, an increase of $17,991,000 or 26.3% ($1,033,000, or 5.7%, as a result of the MCIC acquisition), over 1996. This increase reflects a scan-based MRI revenue increase of $15,616,000, or 25.9%, resulting from a 30.0% increase in total scan volume partially offset by a 3.2% decrease in the average revenue realized per MRI scan. The average daily scan volume per MRI system increased 8.4% to 7.24 from 6.68 in 1996. Management attributes the volume increase to the Company's continuing MRI systems upgrade program, which has enabled the Company to obtain new, long-term contracts from both existing and new customers, and to the effect of marketing programs implemented in early 1997. Management believes the decrease in average revenue realized per scan is the result of many customers achieving discount price levels in incremental scan volume; obtaining contracts with customers that have high scan volumes which justify lower scan prices; and, continuing competitive pressure in the MRI service industry and cost containment efforts by health care payors. CT revenues increased $1,104,000, or 31.2%, as a result of internal growth and the fourth quarter 1996 acquisition of a small CT business. Other revenues increased $1,271,000 primarily as a result of the implementation in late 1996 of a program providing management services for a large portfolio of imaging systems owned by others, and the MCIC acquisition.

       The Company operated 121 MRI systems at December 31, 1997 compared to 86 MRI systems at December 31, 1996. The average number of MRI systems operated by the Company was 95 during 1997, compared to 85 during 1996.

       Operating expenses, excluding depreciation, totaled $38,997,000 in 1997, an increase of $6,653,000, or 20.6% from 1996. Payroll and related employee expenses increased $3,113,000, or 23.3%, primarily as a result of an increase in operating staffing levels necessary to support new units in operation and increased scans per unit. Repairs and maintenance expense increased $624,000, or 38.1%, due to an increased number of systems in service, as well as costs associated with preparing additional sites. Fuel and other vehicle expenses collectively increased $557,000, or 34.0%, primarily due to addition of new MRI and other mobile systems. Preventative maintenance and cryogen contract expense increased $541,000, or 6.3%, due to the expiration of the warranties on an increased number of MRI systems. Other operating expenses (including insurance, site fees, office expenses, equipment rental, supplies, employee and professional services) increased $1,818,000, or 25.8%, as a result of the increased level of operations.

       Depreciation expense during 1997 totaled $15,993,000, an increase of $3,256,000, or 25.6%, from the 1996 level principally due to a higher amount of depreciable assets associated with equipment additions and upgrades. Amortization expense during 1997 increased $474,000, or 24.3%, over 1996 as a result of goodwill amortization associated with recent business acquisitions.

       Selling, general and administrative expenses totaled $8,857,000 in 1997, an increase of $727,000, or 8.9%, from 1996. Employee expenses increased $447,000, or 96.8%, primarily as a result of the Company's recapitalization effort. Professional services expenses increased $124,000, or 20.3%, primarily due to costs associated with increased investor relations efforts and merger and acquisition activity. Corporate office expenses increased $70,000 or 10.1% over 1996 as a result of the Company relocating its administrative office. Other expenses increased by $86,000 primarily as a result of expanded marketing programs.

       Interest expense of $7,808,000 in 1997 was $2,050,000, or 35.6%, higher than 1996, as a result of higher average outstanding debt balances during 1997 as compared to 1996. This increase was primarily related to the debt incurred in connection with the Recapitalization Merger and to the financing of several new imaging systems during 1997.

       An income tax provision of $1,700,000 was recorded in 1997, primarily as a result of permanently non-deductible costs for tax purposes associated with the Recapitalization Merger. At December 31, 1997, the Company had approximately $36,000,000 of net operating losses available for federal tax purposes to offset future taxable income, subject to certain limitations. The
 Company expects its future effective tax rate to increase as net operating loss carryforwards are fully utilized.

       The Company's loss before extraordinary gain was $5,657,000 in 1997, compared to income before extraordinary gain of $6,501,000 in 1996, a decrease of $12,158,000, primarily attributable to costs associated with the Recapitalization Merger. The Company reported extraordinary gains, net of income taxes, in 1997 of $1,849,000 on early extinguishment of debt.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

       Revenues for 1996 were $68,482,000, an increase of $10,417,000, or 17.9%, over 1995. On April 26, 1996, the Company acquired all of the outstanding shares of Royal Medical Health Services, Inc. ("Royal") and certain related assets. Excluding revenues of $2,895,000 from operations which were sold in the second half of 1995, the increase in revenues was $13,312,000, or 24.1%, with Royal accounting for $4,694,000, or 8.5% of the increase. This increase reflects a scan-based MRI revenues increase of $10,897,000, or 22.0%, ($4,532,000, or 9.2%, as a result of the Royal
Acquisition), resulting from a 23.4% increase in total scan volume partially offset by a 1.1% decrease in the average revenues realized per MRI scan. Royal accounted for 9.8% of the scan volume increase and 0.1% of the offsetting price per scan decrease. The average number of scans per day for each MRI system increased 15.5% to 6.7 in 1996 from 5.8 in 1995. Management attributes the non-Royal volume increase to the Company's continuing MRI systems upgrade program, which has enabled the Company to obtain new long-term contracts from both existing and new customers, and to the effect of some smaller acquisitions. Management believes the decrease in average revenues realized per scan is the result of: continuing competitive pressure in the MRI service industry and cost containment efforts by health care payors; obtaining contracts with customers that have high scan volumes which justify lower scan prices; and many customers achieving discount price levels on incremental scan volumes. Revenues under fixed fee contracts increased $893,000, or 43.8%, resulting from an increased number of MRI systems under such arrangements. Other revenues increased $891,000 primarily as a result of the Company selling its investment in London-based Alliance Medical, Ltd. and recording a gain of $750,000. CT revenues increased $632,000, or 21.8%, primarily as a result of the third quarter 1995 and fourth quarter 1996 acquisitions of two CT businesses.

       The Company operated 86 MRI systems at December 31, 1996 compared to 76 MRI systems at December 31, 1995. The average number of MRI systems operated by the Company was 85 during 1996, compared to 74 during 1995.

       Operating expenses, excluding depreciation, totaled $32,344,000 in 1996, an increase of $4,002,000, or 14.1%, from 1995. Excluding expenses of $1,008,000 related to operations which were sold in the second half of 1995, the increase in operating expenses was $5,010,000, or 18.3%, with Royal contributing $2,333,000, or 8.5% of the increase. Payroll and related employee expenses increased $1,789,000, or 15.0%, which was in line with the revenue increase. Equipment rental expense increased $898,000, or 60.4%. The increase resulted from a higher number of rented MRI systems in operation and the Company's leasing of 20 new tractors in 1996. Other operating expenses increased $751,000, which was offset by a $761,000 decrease in preventive maintenance contract and cryogen expense, primarily as a result of more efficient systems and lower contract rates associated with the Company's equipment upgrade program.

       Depreciation expense during 1996 totaled $12,737,000, an increase of $535,000, or 4.4%. Excluding depreciation expense of $638,000 related to operations which were sold in the second half of 1995, depreciation expense increased $1,173,000, or 10.1%, from the 1995 level principally due to a higher amount of depreciable assets associated with equipment additions and upgrades and the Royal acquisition. Amortization expense in 1996 increased $607,000, or 45.1%, over the 1995 period as a result of the Royal acquisition and four smaller acquisitions in late 1995 and 1996.

       Selling, general and administrative expenses totaled $8,130,000 in 1996, an increase of $1,836,000, or 29.2%, from 1995. Excluding expenses of $369,000 related to operations sold in the second half of 1995, selling, general and administrative expenses increased $2,205,000, or 37.2%. Payroll and related expenses increased $1,457,000, primarily as a result of increased employee compensation related to increased sales commissions, performance compensation in connection with the increase in net income, early achievement of long term incentive plan objectives and increased staffing levels. Bad debt expense increased $567,000 in 1996 compared to 1995.

       Interest expense of $5,758,000 in 1996 was $705,000, or 14.0%, higher than 1995, primarily as a result of higher average outstanding debt balances during 1996 as compared to 1995. This increase related to debt assumed in connection with the Royal acquisition and additional borrowing related to equipment additions.

       An income tax provision of $1,060,000 was recorded in 1996. the Company's pre-tax income in 1996 was substantially offset by net operating loss carry forwards; however, certain federal alternative minimum taxes and state tax liabilities applied to this income, giving rise to the tax provision recorded. In 1995, an income tax provision of $727,000 was recorded, also related to certain federal alternative minimum taxes and state tax liabilities. The Company's 1996 effective tax rate of approximately 14% of pre-tax income before extraordinary gains was comparable to the 1995 rate. At December 31, 1996, the Company had approximately $26,400,000 of net operating loss carryovers available for federal regular income tax purposes to offset future taxable income, subject to certain limitations. Approximately $4,500,000 of this amount is not subject to such limitations; consequently, approximately $6,700,000 of operating loss carryovers is available in 1997 for regular federal income tax purposes. The Company expects its future effective tax rate to increase as these net operating loss carryovers are fully utilized.

       The Company's net income before extraordinary gains was $6,501,000 in 1996 compared to net income of $4,102,000 in 1995, an increase of $2,399,000, or 58.5%, primarily attributable to the increase in revenues achieved without a proportionate increase in operating and selling, general and administrative expenses. The Company reported extraordinary gains, net of income taxes, in the fourth quarter of 1996 of approximately $6,300,000 on early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

       The Company generated $12,864,000, $21,731,000 and $18,043,000 from operating activities in 1997, 1996 and 1995, respectively. Capital expenditures, consisting primarily of new equipment purchases, totaled $51,821,000, $34,376,000 and $11,383,000 in 1997, 1996 and 1995,
respectively. Since January 1, 1995, The Company has upgraded 24 MRI systems and purchased 43 new MRI systems, including replacement systems. The Company expects to purchase additional equipment under binding commitments in 1998 and finance such purchases with the Company's revolving loan facility (SEE
NOTE 4).

       The Company's primary cash needs consist of capital expenditures and debt service. The Company incurs capital expenditures for the purposes of (i) providing routine upgrades of its MRI systems; (ii) replacing or making major upgrades to older, less advanced systems with new state-of-the-art systems; and (iii) purchasing new systems. The Company estimates that routine annual upgrade expenditures average approximately $25,000 per system or approximately $3,025,000 in the aggregate, based on the fleet size at December 31, 1997. In addition to these routine expenditures, the Company expects capital expenditures to be approximately $28,143,000 in 1998, which primarily reflects the anticipated purchase of 14 new MRI systems, including replacement systems. The Company's decision to purchase a new system is typically predicated on obtaining new or extending existing customer contracts, which serve as the basis of demand for the new system.

       As a result of the Recapitalization Merger, the Company issued $185,000,000 of Notes (consisting of $140,000,000 Senior Subordinated Notes due 2005, bearing interest at the rate of 9 5/8% per annum; and $45,000,000 Floating Interest Rate Subordinated Term Securities due 2005, bearing interest at a rate per annum equal to LIBOR plus 4.19%) which are payable semiannually, and require no principal repayments until maturity. The Company also entered into a $125,000,000 Credit Agreement consisting of a $50,000,000 Term Loan Facility ($30,000,000 of which was funded at December 31, 1997) and a $75,000,000 Revolving Loan Facility (none of which was funded at December 31, 1997), and carried over approximately $12,700,000 of other obligations. The Term Loan matures on the sixth anniversary of the initial borrowing and requires annual principal repayments of $300,000 per year during the first five years and the outstanding principal amount in the sixth year. The Revolving Loan Facility matures on the fifth anniversary of the initial borrowing and has mandatory commitment reductions of $37,500,000 on the fourth and fifth anniversaries of the initial borrowing. The Credit Agreement contains restrictive covenants, which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness. In addition, the Credit Agreement requires loans to be prepaid with 100% of the net proceeds of non-ordinary-course asset sales or other dispositions of property, issuance's of debt obligations and certain preferred stock and certain insurance proceeds, 75% of annual excess cash flow and 50% of the net proceeds from common equity and certain preferred stock issuances, in each case subject to limited exceptions. Voluntary prepayments are permitted in whole or in part.

       Also as part of the Recapitalization Merger, the Company issued $15,000,000 of Series F Preferred Stock. The Series F Preferred Stock pays dividends at the rate of 13.5% per annum, payable quarterly in arrears, with such dividends payable in kind at the option of the Company for the first five years from the issue date. The Series F Preferred Stock is mandatorily redeemable for its liquidation preference plus accrued and unpaid dividends on the 10th anniversary of the issue date. The Series F Preferred Stock is redeemable at the option of the Company prior to the 10th anniversary at premiums (expressed as a percentage of the accreted face value) declining over ten years from 13.5% to 0%. The Company does not currently intend to pay dividends in cash on the Series F Preferred Stock prior to the fifth anniversary of the issue date and does not currently intend to redeem the Series F Preferred Stock prior to the mandatory redemption date.

       On March 12, 1998, the Company acquired Mobile Technology, Inc. ("MTI"), another nationwide provider of diagnostic imaging services. The Company funded the MTI acquisition with $20,000,000 of existing Term Loan availability under tranche A, $5,400,000 of revolver borrowings, a $20,000,000 increase to the Term Loan Facility under tranche A, and a new $50,000,000 Term Loan Facility under tranche B. The Credit Agreement was amended to provide for the increased Term Facilities.

       The Company believes that subsequent to the Recapitalization Merger and the incurrence of indebtedness related thereto, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including borrowings available under the Revolving Loan Facility, will be sufficient over the next several years to fund anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Notes and obligations under the Credit Agreement. In addition, the Company continually evaluates potential acquisitions and expects to fund such acquisitions from its available sources of liquidity, including borrowings under the Revolving Loan Facility.

           The Company's expansion and acquisition strategy may require substantial capital, and no assurance can be given that the Company will be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to the Company, if at all.

      Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly in the preceding section entitled "Liquidity and Capital Resources" and elsewhere in this annual report on Form 10-K, are forward-looking statements. Statements in this annual report on Form 10-K which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as results of operations and financial condition, the consummation of acquisitions and financing transactions and the effect of such transactions on the Company's business and the Company's plans and objectives for future operations and expansion. These forward looking statements are subject to risks and uncertainties, including those identified as "Risk Factors" in the Company's Registration Statements on Forms S-2 (No. 333-33817) and S-4 (No. 333-3378). The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. Actual results may materially differ from anticipated results described in these statements.

YEAR 2000

    The Company recently purchased new software for approximately $296,000 which is year 2000 compatible. As a result, the Company does not believe its systems will be adversely affected. However, there is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements:

      Consolidated Balance Sheets at December 31, 1997 and 1996                                             16

      Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995            17

      Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995            18-20

      Consolidated Statements of Preferred Stock, Common Stock, Additional Paid-In Capital (Deficit)
           and Accumulated Deficit for the years ended December 31, 1997, 1996 and 1995                     21

      Notes to Consolidated Financial Statements                                                            22-31

Report of Independent Auditors                                                                              32

Quarterly Financial Data                                                                                    33

                            ALLIANCE IMAGING, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                                                       DECEMBER 31
                                                                                                       -----------
ASSETS                                                                                       1997                      1996
                                                                                             ----                      ----
Current assets:
   Cash and short-term investments                                                     $   10,798,000           $   10,867,000
   Accounts receivable, net of allowance for doubtful accounts of $750,000
      in 1997 and $513,000 in 1996                                                         12,628,000                8,889,000
   Deferred income taxes (Note 3)                                                           2,478,000                        -
   Prepaid expenses                                                                         1,285,000                  710,000
   Other receivables                                                                          472,000                  345,000
                                                                                       --------------           --------------
Total current assets                                                                       27,661,000               20,811,000

Equipment, at cost (NOTE 4)                                                               169,468,000              121,354,000
Less accumulated depreciation                                                             (57,255,000)             (43,735,000)
                                                                                       --------------           --------------
                                                                                          112,213,000               77,619,000
Goodwill, net of accumulated amortization of
   $9,971,000 in 1997 and $7,568,000 in 1996                                               36,149,000               27,990,000
Deferred financing costs                                                                   13,641,000                  185,000
Deposits and other assets                                                                   3,991,000                1,905,000
                                                                                       --------------           --------------
Total assets                                                                           $  193,655,000           $  128,510,000
                                                                                       --------------           --------------
                                                                                       --------------           --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                    $    6,677,000           $    1,765,000
   Accrued compensation and related expenses                                                5,982,000                3,465,000
   Other accrued liabilities                                                                8,021,000                6,341,000
   Current portion of long-term debt (NOTE 4)                                               6,351,000               16,323,000
                                                                                       --------------           --------------
Total current liabilities                                                                  27,031,000               27,894,000

Long-term debt, net of current portion  (NOTE 4)                                          227,874,000               72,702,000
Other liabilities                                                                              86,000                2,029,000
Deferred income taxes (NOTE 3)                                                              6,865,000                4,831,000
                                                                                       --------------           --------------
Total liabilities                                                                         261,856,000              107,456,000

Commitments  (NOTE 6)

Redeemable preferred stock, Series F, $.01 par value; 300,000 shares authorized;
   shares issued and outstanding - 150,000 in 1997
   (redemption value - $15,084,000) and zero in 1996 (NOTE 5)                              14,487,000                        -
Redeemable preferred stock, Series A, $.01 par value; 155,000 shares authorized; shares issued and outstanding (at redemption value)
    - zero in 1997 and 44,286 in 1996 (NOTES 2 AND 4)                                               -                4,694,000

Convertible preferred stock, $.01 par value; 22,000 shares authorized; shares
   issued and outstanding - zero in 1997 and 3,876 in 1996  (NOTE 5)                                -                  388,000
Common stock, $.01 par value; shares authorized - 10,000,000 in 1997 and
   25,000,000 in 1996; shares issued and outstanding - 4,054,111 in
   1997 and 10,913,388 in 1996 (NOTE 5)                                                        41,000                  109,000
Additional paid-in capital (deficit)                                                      (59,738,000)              34,404,000
Accumulated deficit                                                                       (22,991,000)             (18,541,000)
                                                                                       --------------           --------------
Total liabilities and stockholders' equity                                               $193,655,000             $128,510,000
                                                                                       --------------           --------------
                                                                                       --------------           --------------

SEE ACCOMPANYING NOTES.

                               ALLIANCE IMAGING, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          YEAR ENDED DECEMBER 31
                                                                    -------------------------------------------------------------
                                                                            1997                   1996               1995
                                                                            ----                   ----               ----
Revenues                                                               $  86,474,000             $68,482,000          $58,065,000

Costs and expenses:
   Operating expenses, excluding depreciation                             38,997,000              32,344,000           28,342,000
   Depreciation expense                                                   15,993,000              12,737,000           12,202,000
   Selling, general and administrative expenses                            8,857,000               8,130,000            6,294,000
   Amortization expense, primarily goodwill                                2,426,000               1,952,000            1,345,000
   Interest expense, net of interest income of
      $592,000 in 1997, $502,000 in 1996 and
      $437,000 in 1995                                                     7,808,000               5,758,000            5,053,000
   Recapitalization merger costs  (NOTE 1)                                16,350,000                       -                    -
                                                                    ----------------            ------------         -------------
Total costs and expenses                                                  90,431,000              60,921,000           53,236,000

Income (loss) before income taxes and
   extraordinary gains                                                    (3,957,000)              7,561,000            4,829,000
Provision for income taxes  (NOTE 3)                                       1,700,000               1,060,000              727,000
                                                                    ----------------            ------------         -------------
Income (loss) before extraordinary gains                                  (5,657,000)              6,501,000            4,102,000
Extraordinary gains, net of taxes                                          1,849,000               6,300,000                    -
                                                                    ----------------            ------------         -------------
Net income (loss)                                                         (3,808,000)             12,801,000            4,102,000
Less:  Preferred stock dividends                                             626,000                 943,000              930,000
Add:  Excess of carrying amount of preferred
   stock repurchased over consideration paid                               1,906,000               1,764,000                   -
                                                                    ----------------            ------------         -------------
Income (loss) applicable to common stock                                 $(2,528,000)            $13,622,000           $3,172,000
                                                                    ----------------            ------------         -------------
                                                                    ----------------            ------------         -------------




Earnings per common share:
Income (loss) before extraordinary gains                             $         (0.41)           $       0.67         $        0.30
Extraordinary gains, net of  taxes                                              0.17                    0.58                     -
                                                                    ----------------            ------------         -------------
Net income (loss) per common share                                   $         (0.24)           $       1.25         $        0.30
                                                                    ----------------            ------------         -------------
                                                                    ----------------            ------------         -------------

Earnings per common share - assuming dilution:
Income (loss) before extraordinary gains                             $         (0.41)           $       0.63         $        0.28
Extraordinary gains, net of taxes                                               0.17                    0.55                     -
                                                                    ----------------            ------------         -------------
Net income (loss) per common share
   - assuming dilution                                               $         (0.24)           $       1.18         $        0.28
                                                                    ----------------            ------------         -------------
                                                                    ----------------            ------------         -------------

SEE ACCOMPANYING NOTES.

                                         ALLIANCE IMAGING, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                        -----------------------
                                                                            1997                 1996                  1995
                                                                            ----                 ----                  ----
OPERATING ACTIVITIES
Net income (loss)                                                     $   (3,808,000)      $  12,801,000         $   4,102,000
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Extraordinary gains                                                   (1,849,000)         (6,300,000)                    -
    Depreciation and amortization                                         18,419,000          14,689,000            13,547,000
    Amortization of deferred financing costs                                 131,000             411,000                85,000
    Distributions in excess of equity in (undistributed)
       income of investee                                                    271,000             (91,000)             (262,000)
    Increase (decrease) in deferred income taxes                            (444,000)          1,041,000              (173,000)
    Gain on disposal of equipment                                                  -                   -              (335,000)
    Gain on sale of investment                                                     -            (750,000)                    -
Changes in operating assets and liabilities:
    Accounts receivable, net                                              (1,960,000)         (2,474,000)            1,261,000
    Prepaid expenses                                                        (221,000)           (306,000)              (78,000)
    Other receivables                                                        211,000             (49,000)              (18,000)
    Other assets                                                              18,000             (72,000)              (96,000)
    Accounts payable, accrued compensation and
       other accrued liabilities                                           4,105,000           2,115,000              (520,000)
    Other liabilities                                                     (2,009,000)            716,000               530,000
                                                                         -----------         -----------           -----------
Net cash provided by operating activities                                 12,864,000          21,731,000            18,043,000

INVESTING ACTIVITIES
Equipment purchases                                                      (45,122,000)        (26,510,000)          (10,243,000)
(Increase) decrease in deposits on equipment                              (1,106,000)            264,000               448,000
Purchase of contracts and related assets of Mobile
    M.R. Venture, Ltd.                                                             -            (455,000)                    -
Purchase of common stock of Royal Medical
    Health Services, Inc., net of cash acquired                                    -          (1,844,000)                    -
Purchase of common stock of Sun MRI Services,
    Inc., net of cash acquired                                                     -            (269,000)                    -
Purchase of contracts and related assets of West
    Coast Mobile Imaging                                                           -             (90,000)                    -
Purchase of contracts and related assets of
    Advanced Health care Diagnostic Service, Inc.                                  -                   -              (412,000)
Purchase of MRI contracts and related assets of Pacific
    Medical Imaging, Inc.                                                   (756,000)                  -                     -
Purchase of partnership interests of Medical Consultants
    Imaging Company, net of cash acquired                                (11,436,000)                  -                     -
Proceeds from sale of investment                                                                 968,000
Proceeds from sale of equipment                                                                        -             2,418,000
                                                                         -----------         -----------           -----------
Net cash used in investing activities                                    (58,420,000)        (27,936,000)           (7,789,000)

                             ALLIANCE IMAGING, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                         -----------------------
                                                                              1997                1996                  1995
                                                                              ----                -----                 -----
FINANCING ACTIVITIES
Payment of preferred stock dividends                                        (810,000)           (1,594,000)                   -
Repurchase of senior subordinated debentures                              (2,286,000)           (5,714,000)                   -
Partial prepayment of senior notes                                                 -            (3,537,000)                   -
Repurchase of Series A preferred stock                                    (2,523,000)           (6,307,000)                   -
Principal payments on long-term debt                                     (19,777,000)          (13,630,000)         (12,763,000)
Proceeds from long-term debt                                              36,027,000            23,889,000           11,116,000
Proceeds from senior bridge loan                                           5,128,000            12,872,000                    -
Proceeds from senior subordinated notes and term loan                    215,000,000                     -                    -
Prepayment of senior notes and certain equipment debt                    (73,341,000)                    -                    -
Repurchase of common stock and common stock
    warrants                                                            (153,339,000)                    -                    -
Issuance of common stock                                                  39,954,000                     -                    -
Issuance of Series F preferred stock                                      14,400,000                     -                    -
Increase in deferred financing costs                                     (13,721,000)              (76,000)             (54,000)
Proceeds from exercise of employee stock options                             775,000                41,000               97,000
                                                                      -------------          -------------        -------------
Net cash provided by (used in) financing activities                       45,487,000             5,944,000           (1,604,000)

Net (decrease) increase in cash and short-term
    investments                                                              (69,000)             (261,000)           8,650,000
Cash and short-term investments, beginning of year                        10,867,000            11,128,000            2,478,000
                                                                      -------------          -------------        -------------
Cash and short-term investments, end of year                          $   10,798,000         $  10,867,000        $  11,128,000
                                                                      -------------          -------------        -------------
                                                                      -------------          -------------        -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                          $   7,677,000         $   5,562,000        $   5,483,000
Income taxes paid                                                            623,000               378,000              629,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net book value of assets exchanged                                    $    1,434,000         $   3,521,000        $   1,104,000
Preferred stock dividend accrued                                              97,000               266,000              930,000
Excess of carrying amount of preferred stock
  repurchased over consideration paid                                      1,906,000             1,764,000                    -
Conversion of senior bridge loan into Series D 4%
   convertible preferred stock                                            18,000,000                     -                    -
Conversion of Series C 5% convertible preferred stock
   into common stock                                                         388,000                     -                    -
Conversion of Series D 4% convertible preferred stock
   into common stock                                                      18,000,000                     -                    -

       During the 1997 fourth quarter, the Company purchased the partnership interests of Medical Consultants Imaging Company for cash consideration of approximately $12,323,000. In conjunction with the acquisition, liabilities were assumed as follows:

  Fair value of assets acquired                                            $ 19,916,000
  Cash paid for partnership interests                                       (12,323,000)
                                                                          -------------
  Liabilities assumed                                                       $ 7,593,000
                                                                          -------------
                                                                          -------------

       During the 1996 second quarter, the Company purchased all of the common stock of Royal Medical Health Services, Inc., and related assets for cash consideration of approximately $1,914,000. In conjunction with the acquisition, liabilities were assumed as follows:

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

       During the 1996 third quarter, the Company purchased all of the common stock of Sun MRI Services, Inc. for cash consideration of approximately $391,000. In connection with the acquisition, liabilities were assumed as follows:

  Fair value of assets acquired                                             $ 1,602,000
  Cash paid for common stock                                                   (391,000)
                                                                          -------------
  Liabilities assumed                                                       $ 1,211,000
                                                                          -------------
                                                                          -------------

SEE ACCOMPANYING NOTES.
                                       20

                             ALLIANCE IMAGING, INC.
                     CONSOLIDATED STATEMENTS OF PREFERRED
           STOCK, COMMON STOCK, ADDITIONAL PAID-IN CAPITAL (DEFICIT)
                           AND ACCUMULATED DEFICIT

                                                                 Series A and F Redeemable      Series C and D Convertible
                                                                      Preferred Stock                 Preferred Stock
                                                                      ---------------                 ---------------
                                                              Shares                Amount         Shares        Amount
                                                             ---------           -----------      --------     ----------
Balance at December 31, 1994                                   155,000           $15,500,000             -        $    -
Exercise of common stock options                                     -                     -             -             -
Preferred stock dividends accrued                                    -               930,000             -             -
Net income for year ended December 31, 1995                          -                     -             -             -
                                                             ---------           -----------      --------     ----------
Balance at December 31, 1995                                   155,000            16,430,000             -             -

Payment of 1995 preferred stock dividends                            -              (930,000)            -             -
Exercise of common stock options                                     -                     -             -             -
Issuance of common stock warrants in connection with
   senior and subordinated debt amendment                            -                     -             -             -
Issuance of common stock warrants in connection with
   transfer and amendment of senior notes                            -                     -             -             -
Issuance of Series C preferred stock in connection with
   acquisition of Royal Medical Health Services, Inc.                -                     -         3,876       388,000
Issuance of common stock warrants in connection with
   acquisition of Royal Medical Health Services, Inc.                -                     -             -             -
Preferred stock dividends accrued                                    -               930,000             -             -
Payment of 1996 preferred stock dividends                            -              (664,000)            -             -
Repurchase of Series A preferred stock                        (110,714)          (11,072,000)            -             -
Net income for year ended December 31, 1996                          -                     -             -             -
                                                             ---------           -----------      --------     ----------
Balance at December 31, 1996                                    44,286             4,694,000         3,876       388,000

Exercise of common stock options                                     -                     -             -             -
Repurchase of Series A redeemable preferred stock              (44,286)           (4,694,000)            -             -
Transaction costs associated with conversion of senior
     bridge loan into Series D preferred stock                       -                     -             -             -
Conversion of senior bridge loan into Series D preferred stock       -                     -        18,000    18,000,000
Series C preferred stock dividend                                    -                     -             -             -
Series D preferred stock dividend                                    -                     -             -             -
Conversion of Series C preferred stock into common stock             -                     -        (3,876)     (388,000)
Conversion of Series D preferred stock into common stock             -                     -       (18,000)  (18,000,000)
Conversion of Newport Acquisition Corp. common stock
     into Alliance common stock                                      -                     -             -             -
Issuance of Series F redeemable preferred stock                150,000            14,400,000             -             -
Series F preferred stock dividend accrued and accretion              -                87,000             -             -
Repurchase of common stock                                           -                     -             -             -
Payment to retire common stock warrants                              -                     -             -             -
Tax benefit of disqualified stock option dispositions
     and warrants                                                    -                     -             -             -
Net loss for the year ended December 31, 1997                        -                     -             -             -

                                                             ---------           -----------      --------     ----------
Balance at December 31, 1997                                   150,000           $14,487,000             -             -
                                                             ---------           -----------      --------     ----------
                                                             ---------           -----------      --------     ----------


                                                                                                Additional
                                                                            Common Stock          Paid-In
                                                                            ------------          Capital        Accumulated
                                                                        Shares       Amount      (Deficit)         Deficit
                                                                        ------       ------     -----------      -----------
Balance at December 31, 1994                                         10,614,371      $106,000    $31,813,000     $(33,584,000)
Exercise of common stock options                                        221,800         2,000         95,000                -
Preferred stock dividends accrued                                             -             -              -         (930,000)
Net income for year ended December 31, 1995                                   -             -              -        4,102,000
                                                             --     -----------     ---------   ------------     ------------
Balance at December 31, 1995                                         10,836,171       108,000     31,908,000      (30,412,000)

Payment of 1995 preferred stock dividends                                     -             -              -                -
Exercise of common stock options                                         77,217         1,000         39,000                -
Issuance of common stock warrants in connection with
   senior and subordinated debt amendment                                     -             -        259,000                -
Issuance of common stock warrants in connection with
   transfer and amendment of senior notes                                     -             -        222,000                -
Issuance of Series C preferred stock in connection with
   acquisition of Royal Medical Health Services, Inc.                         -             -              -                -
Issuance of common stock warrants in connection with
   acquisition of Royal Medical Health Services, Inc.                         -             -        212,000                -
Preferred stock dividends accrued                                             -             -              -         (930,000)
Payment of 1996 preferred stock dividends                                     -             -              -                -
Repurchase of Series A preferred stock                                        -             -      1,764,000                -
Net income for year ended December 31, 1996                                   -             -              -       12,801,000
                                                                    -----------     ---------   ------------     ------------
Balance at December 31, 1996                                         10,913,388       109,000     34,404,000      (18,541,000)

Exercise of common stock options                                        554,539         6,000        768,000                -
Repurchase of Series A redeemable preferred stock                             -             -      1,906,000                -
Transaction costs associated with conversion of senior
     bridge loan into Series D preferred stock                                -             -       (160,000)               -
Conversion of senior bridge loan into Series D preferred stock                -             -              -                -
Series C preferred stock dividend                                             -             -              -          (13,000)
Series D preferred stock dividend                                             -             -              -         (528,000)
Conversion of Newport Acquisition Corp. common stock
     into Alliance common stock                                       3,632,222        36,000     39,918,000                -
Conversion of Series C preferred stock into common stock                 80,206         1,000        400,000          (14,000)
Conversion of Series D preferred stock into common stock              3,000,000        30,000     17,970,000                -
Issuance of Series F redeemable preferred stock                               -             -              -                -
Series F preferred stock dividend accrued and accretion                       -             -              -          (87,000)
Repurchase of common stock                                          (14,126,244)     (141,000)   (155,247,000)              -
Payment to retire common stock warrants                                       -             -     (2,097,000)               -
Tax benefit of disqualified stock option dispositions
     and warrants                                                             -             -      2,400,000                -
Net loss for the year ended December 31, 1997                                 -             -              -       (3,808,000)

                                                                    -----------     ---------   ------------     ------------
Balance at December 31, 1997                                          4,054,111       $41,000   $(59,738,000)    $(22,991,000)
                                                                    -----------     ---------   ------------     ------------
                                                                    -----------     ---------   ------------     ------------

See accompanying notes

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1997

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

BASIS OF FINANCIAL STATEMENT PRESENTATION -- The accompanying consolidated financial statements include the accounts of Alliance Imaging, Inc. and its consolidated subsidiaries. Significant intercompany transactions have been eliminated. The Company owns 49% of a partnership as a general and limited partner and a 50% interest in a joint venture. These entities provide services similar to the Company's activities and are accounted for under the equity method.

USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECAPITALIZATION MERGER -- On December 18, 1997, after obtaining the approval of stockholders, the Company completed a series of transactions contemplated by an Agreement and Plan of Merger between Newport Investment LLC (the "Investor") and the Company (the "Recapitalization Merger") whereby the
Company: obtained proceeds from debt financing aggregating $215,000,000; issued 150,000 shares of non-voting redeemable Series F preferred stock to the Investor for proceeds of $15,000,000; issued 3,632,222 shares of its common stock in exchange for all of the outstanding stock of Newport Acquisition Corporation, a subsidiary of the Investor, and received net proceeds of $39,954,000 from cash placed into Newport Acquisition Corporation by the Investor; and converted all shares of its common stock held by existing stockholders in excess of 411,358 shares that were retained by electing existing stockholders into the right to receive $11 in cash. The Company used the cash proceeds from these transactions to fund: the purchase of its common stock from existing stockholders - $162,500,000; repayment of existing debt, net of $1,100,000 net discount on prepayment of debt - $73,900,000; transaction costs charged to expense - $16,400,000; deferred debt financing fees and redeemable preferred stock financing fees of $14,300,000; and an increase in the Company's cash balance of $2,854,000.

       As a result of these transactions, the Company experienced an approximate 90% ownership change. The Investor, which was formed and is wholly owned by certain affiliates of Apollo Management, L.P., (Apollo) obtained ownership of approximately 83.6% of the Company's outstanding common stock, and the Company became highly leveraged. The Company paid $3,200,000 to Apollo for professional services rendered in connection with the Recapitalization Merger. The Recapitalization Merger and related transactions have been treated as a leveraged recapitalization in which the issuance and retirement of debt have been accounted for as financing transactions, the sales and purchases of the Company's stock have been accounted for as capital transactions at amounts received from or paid to stockholders, and no changes were made to the carrying values of the Company's assets and liabilities that were not directly impacted by the transactions.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND SHORT-TERM INVESTMENTS -- The Company considers short-term investments with original maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE -- The Company provides shared and single-user diagnostic imaging equipment and technical support services to the health care industry and directly to patients on an outpatient basis. Substantially all of the Company's accounts receivable are due from hospitals, other health care providers and health insurance providers located throughout the United States. Services are generally provided pursuant to long-term contracts and directly to patients, and generally collateral is not required. Receivables generally are collected within industry norms for third-party payors. Credit losses are provided for in the consolidated financial statements and losses experienced have been within management's estimates.

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

       With the exception of a small amount of office furniture and equipment and leasehold improvements, substantially all of the property owned by the Company relates to diagnostic imaging equipment, tractors and trailers used in the business.

GOODWILL -- The Company amortizes goodwill using the straight-line method over a period of one to 25 years. For acquired entities, the amortization period selected is primarily based upon the estimated life of the customer contracts, including expected renewals, and related other assets acquired, not to exceed 20 years. The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), in March 1995. SFAS No. 121 requires long-lived assets and certain intangibles held and used by the Company to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is to be performed at the lowest level at which undiscounted net cash flows can be directly attributable to long-lived assets. The Company adopted SFAS No. 121 in the first quarter of 1996 with no material effect on the Company's financial statements.

REVENUE RECOGNITION -- The majority of the Company's revenues are derived directly from health care providers. To a lesser extent, revenues are generated from direct billings to patients or their medical payors who are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Net revenues from direct patient billing amounted to approximately 7%, 8% and 10% of revenues in the years ended December 31, 1997, 1996 and 1995, respectively. No single customer accounted for 3% or more of consolidated revenues in each of the three years in the period ended December 31, 1997. All revenues are recognized at the time the service is performed.

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

       The carrying amounts and estimated fair values of the Company's financial instruments are as follows:


                                                        December 31, 1997                              December 31, 1996
                                                        -----------------                              -----------------
                                                 Carrying                 Fair                   Carrying               Fair
                                                  Amount                  Value                   Amount                Value
                                                  ------                  -----                   ------                -----
Cash and short-term investments                $  10,798,000          $  10,798,000            $10,867,000            $10,867,000
Long-term debt                                   234,225,000            233,539,000             89,025,000             84,150,000
Redeemable preferred stock - Series A                      -                      -              4,694,000              2,788,000
Redeemable preferred stock - Series F             14,487,000             14,487,000                      -                      -

       As more fully discussed in Note 4, the Company repurchased all of its Series A redeemable preferred stock and paid approximately $2,788,000 to retire the December 31, 1996 balance. Consequently, the Company believes $2,788,000 reasonably approximates the fair value of its Series A redeemable preferred stock balance at December 31, 1996.

       As more fully discussed in Note 5, the Company issued its Series F redeemable preferred stock in exchange for $15,000,000 cash on December 18, 1997, in connection with the Recapitalization Merger. Although it was not practicable to reevaluate the estimated fair value of the Series F redeemable preferred stock as of December 31, 1997 because of a lack of a quoted market price and the inability to estimate fair value without incurring excessive costs, the Company believes the $14,487,000 carrying amount at December 31, 1997, which represents the original fair value of the preferred stock (less a $600,000 financing fee) increased for the 1997 cumulative dividend and financing fee accretion, reasonably approximates its fair value at that date.

EARNINGS PER COMMON SHARE -- In 1997, the FASB issued Statement No. 128, "Earnings per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share:

                                                                          1997                   1996                1995
                                                                          ----                   ----                ----
Numerator:
Income (loss) before extraordinary gains                               $ (5,657,000)         $ 6,501,000          $ 4,102,000
Preferred stock dividends                                                  (626,000)            (943,000)            (930,000)
Excess of carrying amount of preferred stock repurchased
   over consideration paid                                                1,906,000            1,764,000                    -
                                                                        -----------           ----------          ------------
Numerator for basic and diluted earnings per share
   - income available to common stockholders before
   extraordinary gain                                                  $ (4,377,000)          $7,322,000           $3,172,000
                                                                        -----------           ----------          ------------
                                                                        -----------           ----------          ------------

Denominator:
Denominator for basic earnings per share -
  weighted-average shares                                                10,743,000           10,864,000           10,736,000
Effect of dilutive securities:
Employee stock options and common stock warrants                                  -              630,000              422,000
                                                                        -----------           ----------          ------------
Denominator for diluted earnings per share - adjusted
  weighted-average shares                                                10,743,000           11,494,000           11,158,000
                                                                        -----------           ----------          ------------
                                                                        -----------           ----------          ------------

Basic earnings (loss) per share before extraordinary gain          $          (0.41)      $          0.67      $          0.30
                                                                        -----------           ----------          ------------
                                                                        -----------           ----------          ------------

Diluted earnings (loss) per share before extraordinary gain        $          (0.41)      $          0.63      $          0.28
                                                                        -----------           ----------          ------------
                                                                        -----------           ----------          ------------

RECENT ACCOUNTING PRONOUNCEMENTS -- In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income is comprised of net income plus or minus specified changes in stockholders' equity. Statement No. 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations and major customers. Statement No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented.

3.  INCOME TAXES

       The provision for income taxes shown in the consolidated statements of operations consists of the following:

                                                                    1997                1996                 1995
                                                                    ----                ----                 ----
        Current:
           Federal                                              $   3,529,000       $  2,958,000           $   960,000
           State                                                     (105,000)           735,000               970,000
                                                                -------------       ------------           -----------
                                                                    3,424,000          3,693,000             1,930,000
  Utilization of net operating loss carryovers                              -         (2,649,000)           (1,029,000)
                                                                -------------       ------------           -----------
                                                                    3,424,000          1,044,000               901,000
        Deferred:
           Federal                                                 (1,460,000)                 -              (181,000)
           State                                                    1,016,000            731,000                 7,000
                                                                -------------       ------------           -----------
                                                                     (444,000)           731,000              (174,000)
                                                                -------------       ------------           -----------
                                                                 $  2,980,000       $  1,775,000           $   727,000
                                                                -------------       ------------           -----------
                                                                -------------       ------------           -----------

       The provision for income taxes applicable to income before extraordinary gains and attributed to the extraordinary gains is as follows:

                                                                               1997                1996                1995
                                                                               ----                ----                ----
Provision for taxes on income before extraordinary gains:
  Current                                                               $    2,144,000           $   329,000        $   901,000
  Deferred                                                                    (444,000)              731,000           (174,000)
                                                                        --------------           -----------        -----------
Total provision for taxes on income before extraordinary gains               1,700,000             1,060,000            727,000
Provision for taxes on extraordinary gains (current)                         1,280,000               715,000                  -
                                                                        --------------           -----------        -----------
                                                                        $    2,980,000            $1,775,000        $   727,000
                                                                        --------------           -----------        -----------
                                                                        --------------           -----------        -----------

       Significant components of the Company's deferred tax assets and (liabilities) at December 31 are as follows:

                                                                    1997                       1996
                                                                    ----                       ----
DEFERRED TAX LIABILITIES:
Equipment basis differences                                   $  (17,774,000)               $  (12,981,000)
Cancellation of indebtedness                                      (3,000,000)                   (2,258,000)
                                                              --------------                --------------
  Total deferred tax liabilities                                 (20,774,000)                  (15,239,000)

DEFERRED TAX ASSETS:
Net operating losses                                              13,743,000                     9,900,000
Accounts receivable                                                  292,000                       266,000
Basis differences associated with other assets                     3,458,000                     2,105,000
Other                                                                 16,000                       330,000
                                                              --------------                --------------
    Total deferred tax assets                                     17,509,000                    12,601,000
Valuation allowance                                               (1,122,000)                   (2,193,000)
                                                              --------------                --------------
    Net deferred tax assets                                       16,387,000                    10,408,000
                                                              --------------                --------------
Net deferred taxes                                                (4,387,000)                   (4,831,000)
Current deferred tax asset                                         2,478,000                             -
                                                              --------------                --------------
Noncurrent deferred tax liability                             $   (6,865,000)             $     (4,831,000)
                                                              --------------                --------------
                                                              --------------                --------------

       The net increase (decrease) in the Company's valuation allowance on deferred tax assets during the year ended December 31, 1997 totaled $(1,550,000) and $478,000 for federal and state purposes, respectively.

       A reconciliation of the expected total provision for income taxes, computed using the federal statutory rate on income before extraordinary gains, is as follows:

                                                                        1997                  1996                     1995
                                                                        ----                  ----                     ----
Computed expected provision (benefit)                              $(1,385,000)           $ 2,646,000             $ 1,690,000
State income taxes, net of federal
    benefit                                                            407,000                572,000                 313,000
Amortization of goodwill                                               650,000                487,000                 458,000
Nondeductible Recapitalization expenses                              3,053,000
Warrants                                                              (189,000)
Alternative minimum tax                                                      -                182,000                  34,000
Increase (decrease) in valuation allowance
   on federal deferred tax assets                                     (873,000)            (2,798,000)             (1,710,000)
Other                                                                   37,000                (29,000)                (58,000)
                                                                --------------           ------------            ------------
                                                                $    1,700,000           $  1,060,000            $    727,000
                                                                --------------           ------------            ------------
                                                                --------------           ------------            ------------

       At December 31, 1997, the Company had approximately $36,000,000 and $12,400,000 of operating loss carryforwards for federal and state regular income tax purposes, respectively, expiring through 2006. The Tax Reform Act of 1986 contains provisions which could substantially limit the availability of the net operating loss carryforwards if there is a greater than 50% change in ownership during a three year period. The Company has experienced such a change in 1991 and 1997, resulting in a limitation on the utilization of its net operating loss carryforwards. The limitation is based upon the value of the stock on that date. Management believes that the limitations will not have a material adverse effect on the Company's ability to fully utilize its net operating loss carryforwards. The ultimate realization of the loss carryforwards is dependent upon the future profitability of the Company.

4. INDEBTEDNESS

       Long-term debt consisted of the following at December 31:

                                                                                                     1997                     1996
                                                                                                     ----                     ----
Term loan facility, due in quarterly installments through December 2003,
   interest payable as defined (SEE BELOW)                                                  $  30,000,000          $             -

 Senior subordinated notes, due December 2005, interest at 9.625%,
   payable semi-annually  (SEE BELOW)                                                         140,000,000                        -

Subordinated term securities, due  December 2005, interest at LIBOR
   (as defined) plus 4.19%, payable semi-annually  (SEE BELOW)                                 45,000,000                        -

Obligations to lending institutions, secured by equipment, due in monthly installments through December 2002 with weighted average interest rates of
    9.97% and 9.77% at December 31, 1997
    and 1996 respectively                                                                      19,225,000               51,695,000

Senior notes, secured by equipment (SEE BELOW)                                                          -               19,866,000

Senior bridge loan, due March 31, 1997 if not converted into
   preferred stock (SEE BELOW), interest at 10% payable at maturity                                     -               12,872,000

Senior subordinated debentures, unsecured, due in quarterly installments through
   2005 with an effective interest rate of
   0% (7.5% stated interest rate)                                                                       -                4,592,000
                                                                                             ------------             ------------
                                                                                              234,225,000               89,025,000
Less current portion                                                                            6,351,000               16,323,000
                                                                                             ------------             ------------
                                                                                             $227,874,000              $72,702,000
                                                                                             ------------             ------------
                                                                                             ------------             ------------

       In connection with the Recapitalization Merger, the Company issued $140,000,000 of 9.625% senior subordinated notes and $45,000,000 of floating interest rate subordinated term securities (the "Notes"). The Notes mature on December 15, 2005 and are unsecured obligations of the Company ranking subordinate in right of payment to all senior debt. Interest on the Notes is payable semi-annually in cash on each June 15 and December 15 commencing on June 15, 1998. The interest rate on the floating interest rate subordinated term securities was 10.09625% at December 31, 1997.

        The Notes are unconditionally guaranteed, on a senior subordinated basis, jointly and severally, by all significant direct and indirect consolidated subsidiaries of the Company, which consist of Royal Medical Health Services, Inc., Alliance Imaging of Central Georgia, Inc., Alliance Imaging of Ohio, Inc., and Alliance Imaging of Michigan, Inc. (collectively, the "Subsidiary Guarantors"). Separate financial statements of the Subsidiary Guarantors are not included herein because such guarantors are jointly and severally liable with respect to the Company's obligations pursuant to the Notes, and the aggregate net assets, earnings and equity of the Subsidiary Guarantors and the Company are substantially equivalent to the net assets, earnings and equity of the Company on a consolidated basis. Accordingly, management has determined that separate financial statements and other disclosures concerning the Subsidiary Guarantors would not provide material information to users of its financial statements. Combined summarized financial information for the Subsidiary Guarantors is set forth below (in thousands):

                                                              DECEMBER 31,
                                                ----------------------------------------
                                                          1997                   1996
                                                ------------------     -----------------
Current assets                                       $     111                   $131
Noncurrent assets                                       19,937                  8,163
                                                ------------------     -----------------
     Total assets                                      $20,048                 $8,294
                                                ------------------     -----------------
                                                ------------------     -----------------

Current liabilities                                   $  1,102                 $1,621
Noncurrent liabilities                                  14,893                  4,238
Equity                                                   4,053                  2,435
                                                ------------------     -----------------
     Total liabilities and equity                      $20,048                 $8,294
                                                ------------------     -----------------
                                                ------------------     -----------------

                                                                  YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------
                                                      1997                   1996                   1995
                                                ------------------     -----------------     ----------------
Revenues                                                $8,465                 $7,142               $558
Costs and expenses                                       6,880                  5,676                225
                                                ------------------     -----------------     ----------------
Operating margin                                         1,585                  1,466                333
Provision for income taxes                                 540                    205                 50
                                                ------------------     -----------------     ----------------
Net income                                              $1,045                 $1,261               $283
                                                ------------------     -----------------     ----------------
                                                ------------------     -----------------     ----------------

       The total assets, revenues and income before extraordinary items of the Company's non-guarantor subsidiaries on an individual and combined basis are less than 3% and therefore considered inconsequential.

       In addition to the Notes, the Company also entered into a Credit Agreement with a bank consisting of a $50,000,000 term loan facility and a $75,000,000 revolving loan facility. The term loan facility balance was $30 million at December 31, 1997 with the remaining $20,000,000 available to finance future acquisitions permitted under the Credit Agreement. Interest under the term loan facility is variable based on the Company's leverage ratio and changes in specified published rates and the bank's prime lending rate. The interest rate on the term loan facility was 8.41% at December 31, 1997. No amounts were outstanding under the revolving loan facility.

           In addition to a variable per annum fee in respect of outstanding letters of credit, the Company also pays a commitment fee equal to 1/2 of 1% per annum on the undrawn portion available under the Credit Agreement subject to decreases in certain circumstances. Certain mandatory prepayments are required from proceeds of various transactions and are allocated first to the term loan facility. Voluntary prepayments are permitted subject to certain limitations.

       The term loan facility, the revolving loan facility, and the obligations to lending institutions are collateralized by all of the Company's equipment at December 31, 1997.

       On December 31, 1996, the Company entered into a Bridge Loan Agreement (enabling the Company to borrow up to $18,000,000) and borrowed $12,872,000 under a senior bridge loan; an additional $5,128,000 was borrowed on January 2, 1997. The senior bridge loan was convertible into 18,000 shares of a new Series D convertible preferred stock (SEE NOTE 5). On December 31, 1996, the Company used the proceeds of the senior bridge loan to repurchase $11,345,000 carrying value of its senior subordinated debentures (debentures) and $11,071,000 of its Series A redeemable preferred stock at a discount (plus related accrued interest and dividends). As a result, in the fourth quarter of 1996, the Company recorded an extraordinary gain of $4,935,000, net of taxes of $560,000, from this early extinguishment of debt. In addition, the excess of carrying amount of preferred stock repurchased over consideration paid and other charges amounted to $1,764,000, which was recognized as an increase in additional paid-in capital. In connection with this transaction, on January 2, 1997, the Company used the additional senior bridge loan proceeds to repurchase the remaining balance of its debentures and Series A redeemable preferred stock at a discount (plus related accrued interest and dividends). Accordingly, in January 1997, the Company recorded an extraordinary gain of $1,332,000, net of taxes of $920,000, from this early extinguishment of debt. The excess of carrying amount of preferred stock repurchased over consideration paid in January 1997 amounted to $1,906,000.

       On March 26, 1997, the holder of the senior bridge loan exercised its option to convert the senior bridge loan into 18,000 shares of Series D convertible preferred stock. At that time, senior notes not to exceed $9,000,000 held by the same lender became convertible into a new Series E preferred stock on or after January 1, 1998 (SEE NOTE 5).

       The Company's previous $3,000,000 revolving line of credit was terminated as of December 18, 1997.

       The maturities of long-term debt as of December 31, 1997 is due as follows:

       Year ending December 31:
                 1998                                $  6,351,000
                 1999                                   6,184,000
                 2000                                   4,582,000
                 2001                                   2,550,000
                 2002                                   1,058,000
                 Thereafter                           213,500,000
                                                     ------------
                                                     $234,225,000
                                                     ------------
                                                     ------------

       Of the Company's total indebtedness at December 31, 1997, $226,760,000 is an obligation of the Company and $7,465,000 is an obligation of the Company's consolidated subsidiaries.

5.  PREFERRED AND COMMON STOCK

PREFERRED STOCK -- The Company is authorized to issue 500,000 shares of preferred stock, undesignated as to series. The Board of Directors has the authority to establish the voting powers, designations, preferences and other special rights for each series of preferred stock issued.

       In connection with the Recapitalization Merger (SEE NOTE 1), the Company authorized 300,000 shares of a new Series F redeemable preferred stock on December 18, 1997. The stock was recorded at $14,400,000 (liquidation value of $15,000,000 less a financing fee of $600,000). The financing fee is being accreted on a straight-line basis over the ten-year term of the stock. The holders of the Series F redeemable preferred stock are entitled to receive cumulative dividends at the rate of 13.5% per annum of the stated liquidation value. Unpaid dividends accumulate and are payable quarterly by the Company in kind for the first five years after issuance, and thereafter in cash.

       In the event of liquidation, dissolution or winding up of the Company, the holders of Series F redeemable preferred stock shall be entitled to receive an amount equal to the stated liquidation value per share (plus accumulated but unpaid dividends) prior to any distributions to common stockholders. The Series F redeemable preferred stock is redeemable at the option of the Company at stated redemption premiums from the date of issuance through December 31, 2007. The Company is required to redeem all outstanding shares of Series F redeemable preferred stock at 100% of liquidation value on December 31, 2007 out of funds legally available. No sinking fund has been or will be established for the retirement or redemption of the shares of Series F redeemable preferred stock. Series F preferred stock is not convertible into shares of any other class or series of capital stock.

       In connection with the Company's debt refinancing effective December 31, 1996 (SEE NOTE 4), the Company authorized 18,000 shares of a new Series D convertible preferred stock and 9,000 shares of a new Series E convertible preferred stock. The Company issued 18,000 shares of Series D preferred stock as a result of the conversion of borrowings of $18,000,000 under the Bridge Loan Agreement. No shares of Series E convertible preferred stock were ever issued. All shares of Series C and D convertible preferred stock were converted into 80,206 shares and 3,000,000 shares of common stock respectively in connection with the Recapitalization Merger (SEE NOTE 1).

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

       The Company's 1991 Stock Option Plan provides that up to 2,000,000 shares may be granted to management and key employees. Options are granted at their fair market value at the date of grant. All options granted have 10 year terms and vest and become fully exercisable at the end of 3 to 4 years of continued employment. In connection with the Recapitalization Merger, the Company adopted a new employee stock option plan pursuant to which options with respect to a total of 454,545 shares of the Company's common stock will be available for grant. Options are granted at their fair value at the date of grant. All options have 10 year terms. Fifty percent of the options vest in equal increments over four years and fifty percent vest over seven and one-half years (subject to acceleration if certain per-share equity targets are achieved). The weighted-average remaining contractual life of options outstanding as of December 31, 1997 and 1996, respectively, is 9.74 and 9.6 years. The following table summarizes the Company's stock option activity:

                                                                         Weighted Average
                                                  Shares                   Exercise Price
                                                  ------                   --------------
Outstanding at December 31, 1994                      742,400                   $0.4375
    Granted                                            32,000                    2.1172
    Exercised                                        (221,800)                   0.4375
    Canceled                                          (11,600)                   0.4375
                                               -----------------            -------------
Outstanding at December 31, 1995                      541,000                    0.5369
   Granted                                            489,200                    3.5625
   Exercised                                          (77,217)                   0.5151
   Canceled                                            (2,000)                   1.6875
                                               -----------------            -------------
Outstanding at December 31, 1996                      950,983                    2.0926
   Granted                                            625,000                    8.5150
   Exercised                                         (554,539)                   1.3952
   Redeemed for cash                                 (684,975)                   4.7704
   Canceled                                            (2,000)                   0.4375
                                               -----------------            -------------
Outstanding at December 31, 1997                      334,469                   $9.7760
 $9.7760
                                               -----------------            -------------
                                               -----------------            -------------


       At December 31, 1997, 48,500 of these options were exercisable at $3.5625, 10,969 were exercisable at $6.5625 and 275,000 were exercisable at $11.00.

       In addition, the Company had options on 40,000 shares of common stock outstanding at December 31, 1996 at exercise prices of $1.125 to $8.25 and granted options on an additional 100,000 shares of common stock in 1997 at exercise prices of $6.5625 to $7.875 per share. These stock options were granted to Company directors outside of the 1991 Stock Option Plan and were all redeemed for cash in connection with the Recapitalization Merger (SEE
NOTE 1).

       Pro forma information regarding net income and earnings per share is required by FASB Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.31% and 5.72%; no dividend yield; volatility factors of the expected market price of the Company's common stock of .41 and .43; and a weighted-average expected life of the option of 7 years. The weighted-average fair value of options granted during 1997 and 1996 is $4.60 and $1.93, respectively.

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' expected vesting period. The Company's pro forma information for the years ended December 31, 1997 and 1996 are as follows:

                                                            1996                   1997
                                                            ----                   ----
       Pro forma net income (loss)                       ($641,000)             $12,577,000
       Pro forma earnings (loss) per share                $   0.06              $      1.23
       Pro forma earnings (loss) per share
           -assuming dilution                             $   0.06              $      1.17

           At December 31, 1996 the Company had 328,900 warrants outstanding to purchase common stock with exercise prices ranging from $2.50 to $5.00 per share over terms of three to ten years. The weighted-average grant-date fair value of the warrants was $2.13. The Company repurchased all warrants in December 1997 in connection with the Recapitalization Merger (SEE NOTE 1).

6. COMMITMENTS

       The Company has contracts with its equipment vendors for comprehensive maintenance and cryogen coverage for its MRI and CT systems. The contracts are between one and five years and extend through February 2002, but may be canceled by the Company under certain circumstances. Contract payments are approximately $14,800,000 per year. At December 31, 1997, the Company had binding equipment purchase commitments totaling approximately $70,400,000.

       The Company leases office and warehouse space and certain equipment under non-cancelable operating leases. The office and warehouse leases generally call for minimum monthly payments plus maintenance and inflationary increases. The future minimum payments under such leases are as follows:



        Year ending December 31:
            1998                                $ 3,151,000
            1999                                  2,757,000
            2000                                  2,327,000
            2001                                  1,940,000
            2002                                    709,000
                                                -----------
                                                $10,884,000
                                                -----------
                                                -----------

       The Company's total rental expense, which includes short-term equipment rentals, for the years ended December 31, 1997, 1996 and 1995 was $3,669,000, $3,380,000 and $1,923,000, respectively.

7.  401(K) SAVINGS PLAN

       The Company established a 401(k) Savings Plan in January 1990. All employees of the Company are eligible to participate after a six month waiting period. Employees may contribute between 1% and 15% of their annual compensation. The Company matches 33.3 cents for every dollar of employee contributions up to 7% of their compensation, subject to the limitations imposed by the Internal Revenue Code. The Company may also make discretionary contributions depending on profitability. The Company incurred and charged to expense $207,000, $157,000 and $140,000 during 1997, 1996 and 1995, respectively, related to the plan.

8.  ACQUISITIONS

       On November 21, 1997, the Company acquired Medical Consultants Imaging Co. (MCIC), a Cleveland, Ohio based provider of mobile MRI services, CT services and other outsourced health care services. The acquisition also included MCIC's one-half interest in an operating joint venture in Michigan. The purchase price consisted of approximately $12,300,000 in cash (of which $2,000,000 has been placed in escrow and is subject to certain reductions) plus the assumption of approximately $5,000,000 in financing arrangements. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of MCIC have been included in the Company's consolidated financial statements from the date of acquisition. The goodwill recorded as a result of this acquisition was $10,300,000, which is being amortized on a straight-line basis over 20 years. The allocation of the purchase price of MCIC is tentative pending completion of fair value determinations for the net assets acquired. The allocation may change with the completion of these determinations.

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

        The unaudited pro forma information below presents combined results of operations as if the MCIC acquisition had occurred at the beginning of 1997 and 1996 and the Royal acquisition had occurred at the beginning of 1996 and 1995. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the acquisitions actually occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

                                                        Year Ended December 31,
                                                        -----------------------
                                                1997                1996                1995
                                                ----                ----                ----
Revenues                                    $97,980,000         $87,514,000        $ 63,621,000
Income before extraordinary gains            (5,253,000)          6,500,000           4,492,000
Net income                                   (3,404,000)         12,800,000           4,492,000


Earnings per share:
  Basic                                            (.20)              $1.25               $0.33
  Diluted                                          (.20)              $1.19               $0.32

9.  SUBSEQUENT EVENTS

       On March 12, 1998, the Company acquired Mobile Technology Inc. (MTI), which management believes is the second largest provider of mobile MRI services in the United States, in a transaction to be accounted for as a purchase. The Company will include the operations of MTI in its consolidated financial statements from the date of acquisition. This acquisition adds 70 MRI systems operating in 31 states, 3 CT systems, 9 lithotripsy systems, and 4 brachytherapy systems to the Company's equipment fleet. The purchase price consisted of $61,800,000 for all of the equity interests in MTI plus direct acquisition costs presently estimated at $3,700,000. In connection with the acquisition, the Company also refinanced $37,400,000 of MTI's outstanding debt. To finance these expenditures, the Company increased its existing term loan facility by $20,000,000 to provide total availability of $70,000,000, established a new $50,000,000 term loan facility and borrowed an aggregate of $90,000,000 thereunder, for which the Company incurred debt issuance costs presently estimated at $1,000,000. The Company also borrowed $5,400,000 under its revolving loan facility and used $8,500,000 of cash on hand at MTI to complete the financing requirements. The Company has not completed the allocation of the purchase price and the determination of any goodwill resulting from the acquisition.

       Also on March 12, 1998, the Company announced it had signed a definitive agreement to acquire the medical diagnostic imaging assets of American Shared Hospital Services (American Shared) for approximately $13,600,000 in cash and assumption of approximately $26,100,000 of debt in a transaction that is expected to be consummated by July 15, 1998. The proposed transaction is subject to certain conditions including receipt of regulatory approvals and approval by the shareholders of American Shared.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Alliance Imaging, Inc.

           We have audited the accompanying consolidated balance sheets of Alliance Imaging, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of operations, cash flows and preferred stock, common stock, additional paid-in capital (deficit) and accumulated deficit for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Imaging, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       /s/ ERNST & YOUNG LLP

Orange County, California
February 24, 1998,
except for Note 9, as to which the
date is March 12, 1998

                              ALLIANCE IMAGING, INC.

                             QUARTERLY FINANCIAL DATA

Summarized quarterly unaudited financial data for the years ended December 31, 1997 and 1996 is as follows:

                                                                             Three Months Ended
                                     -------------------------------------------------------------------------------------------

                                       March 31, 1997         June 30, 1997         September 30, 1997        December 31, 1997
                                       -------------          -------------         ------------------        -----------------
Revenues                                   $19,106,000          $20,805,000                $22,374,000              $24,189,000

Income (loss) before income taxes
  and extraordinary gains                    2,539,000            3,701,000                  3,991,000              (14,188,000)

Extraordinary gains, net of taxes            1,332,000                    -                          -                  517,000

Net income (loss)                            3,036,000            2,411,000                  2,636,000              (11,891,000)

Earnings (loss) per common share                 $0.33                $0.20                      $0.22                   ($1.25)

Earnings (loss) per common share
  - assuming dilution                            $0.30                $0.16                      $0.17                   ($1.25)

The earnings (loss) per share amounts for the four quarters do not sum to the annual earnings (loss) per share amounts as a result of the significant decline in shares outstanding that occurred late in the fourth quarter in connection with the Recapitalization Merger.

                                                                         Three Months Ended
                                        ----------------------------------------------------------------------------------------

                                        March 31, 1996        June 30, 1996         September 30, 1996         December 31, 1996
                                        --------------        -------------         ------------------         -----------------
Revenues                                   $14,686,000          $16,616,000                $17,795,000               $19,385,000

Income before income taxes and
  extraordinary gains                        1,603,000            2,044,000                  2,359,000                 1,555,000

Extraordinary gains, net of taxes                    -                    -                          -                 6,300,000

Net income                                   1,364,000            1,738,000                  1,949,000                 7,750,000

Earnings per common share                        $0.10                $0.14                      $0.16                     $0.27

Earnings per common share
  - assuming dilution                            $0.10                $0.13                      $0.15                     $0.25


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


           Set forth below is information regarding the Company's board of directors and executive officers, including their principal occupations for the past five years, certain other directorships held by them, and their ages as of March 15, 1998. There are no family relationships among any of the directors or executive officers.

NAME                                               AGE               PRESENT POSITION
----                                               ---               ----------------
Richard N. Zehner                                  45     Chairman, Chief Executive Officer and Director
Vincent S. Pino                                    49     President and Director
Kenneth S. Ord                                     51     Senior Vice President, Chief Financial Officer and Secretary
Jay A. Mericle                                     43     Senior Vice President
Terry A. Andrues                                   46     Senior Vice President
Neil M. Cullinan, Ph.D.                            56     Senior Vice President
Cheryl A. Ford                                     42     Senior Vice President
Michael W. Grismer                                 36     Controller, Assistant Secretary
Russell D. Phillips, Jr.                           35     General Counsel
Robert H. Falk                                     58     Director
Michael S. Gross                                   35     Director
Joshua J. Harris                                   33     Director
Anthony R. Ignaczak                                33     Director
Robert A. Katz                                     31     Director
Mark D. Klein                                      36     Director
Michael D. Weiner                                  44     Director

       Richard N. Zehner has been the Chairman and Chief Executive Officer of the Company since November 1998. Mr. Zehner was a founder of the Company, and also served as President from 1983 through February 1998. He has served as a director of the Company since 1987.

       Vincent S. Pino has been President of the Company since February 1998. Prior to that time he served as Executive Vice President and Chief Operating Officer of the Company since December 1991 and August 1993, respectively. He has been a director of the Company since 1987. From November 1988 to August 1993, he was Chief Financial Officer of the Company.

       Kenneth S. Ord joined the Company in January 1998 as Senior Vice President, Chief Financial Officer and Secretary. From February 1997 to September 1997 he served as Executive Vice President and Chief Financial Officer of Talbert Medical Management Corporation and from February 1994 to February 1997 he served as Senior Vice President and Chief Financial Officer of FHP International Corporation. From 1982 to 1994 he was employed by Kelly Services, Inc. most recently as Vice President of Finance, Controller and Treasurer.

       Jay A. Mericle has acted as Senior Vice President of the Company since 1988 and technical marketing manager of the Company since 1986.

       Terry A. Andrues was Vice President of Customer Support since 1988 and was appointed Senior Vice President in 1991. From 1987 to 1988, Mr. Andrues acted as a marketing representative of the Company.

       Neil M. Cullinan, Ph.D., served since 1987 as the President of Atlantic/Gulf Imaging, Inc., which was acquired by the Company in March 1992. He was employed as Senior Vice President of the Company in connection with the acquisition.

       Cheryl A. Ford became Senior Vice President of the Company in February 1995. She joined the Company as Vice President in October 1993. From 1987 to October 1993, she was employed by Mobile Technology, Inc. in various capacities, including most recently as Vice President - Eastern Region.

       Michael W. Grismer joined the Company as Controller and Assistant Secretary in July 1995. He served as Controller of Wynn Oil Company from 1993 through 1995, and was employed by Ernst & Young LLP and its predecessor from 1983 through 1993, most recently as Senior Manager since 1991.

       Russell D. Phillips, Jr. joined the Company in March 1998 as General Counsel. From May 1997 to September 1997 he served as Chief Legal Officer of Talbert Medical Management Corporation and from June 1992 to April 1997 he served as Corporate Counsel to FHP International Corporation. Prior to 1992, Mr. Phillips was an associate with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

       Robert H. Falk was named as a director of the Company in December 1997 in connection with the Recapitalization Merger. Mr. Falk has been an officer of certain affiliates of Apollo since 1992. Prior to 1992, Mr. Falk was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. Mr Falk is also a director of Converse, Inc., Culligan Water Technologies, Inc., Florsheim Group Inc. and Samsonite Corporation.

       Michael S. Gross was named as a director of the Company in December 1997 in connection with the Recapitalization Merger. Mr. Gross is a founding principal of Apollo and has served as an officer of certain affiliates of Apollo since 1990. Mr. Gross is also a director of Allied Waste Industries, Inc., Breuners Home Furnishings Corporation, Converse Inc., Florsheim Group Inc., Furniture Brands International, Inc., Proffitt's, Inc. and Imagyn Medical Technologies, Inc.

       Joshua J. Harris was named as a director of the Company in December
1997 in connection with the Recapitalization Merger.   Mr. Harris is a
principal of Apollo and has served as an officer of certain affiliates of Apollo since 1990. Mr. Harris is also a director of Converse Inc., Breuners Home Furnishings Corporation, Florsheim Group Inc., and NRT Incorporated.

       Anthony R. Ignaczak was named as a director of the Company in February 1998. Mr. Ignaczak has been a partner at Quad-C, Inc. since May 1993. Prior to 1993, Mr. Ignaczak was an Associate with the Merchant Banking Group at Merrill Lynch, and a member of the Mergers and Acquisitions department of Drexel, Burnham, Lambert Incorporated. Mr. Ignaczak is currently a director of Max Media, TDS Logistics, Huddle House, Capital Tool & Design and Stimsonite Corporation.

       Robert A. Katz was named as a director of the Company in February 1998. Mr. Katz has been a principal of Apollo since 1990. Prior to 1990, Mr. Katz was a member of the Mergers and Acquisitions department of Drexel, Burnham, Lambert Incorporated. Mr. Katz is also a director of Salant Corporation, Aris Industries, Inc. and Vail Resorts, Inc.

       Mark D. Klein was named as a director of the Company in February 1998. Mr. Klein has served as the President of Newbrook Capital Management, Inc.
since 1994. From 1991 to 1994, Mr. Klein was a Senior Portfolio Manager for Smith Barney Shearson.

       Michael D. Weiner was named as a director of the Company in December 1997 in connection with the Recapitalization Merger. Mr. Weiner has been an officer of certain affiliates of Apollo since 1992. Prior to 1992, Mr. Weiner was a partner in the law firm of Morgan, Lewis & Bockius LLP. Mr. Weiner is also a director of Converse Inc., Capital Apartment Properties, Inc., Continental Graphics Holdings, Inc., Florsheim Group Inc., NRT Incorporated, and WMC Finance Co.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's officers and directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes with the Securities and Exchange Commission and to furnish the Company with copies.

       Based upon its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with on a timely basis.

ITEM 11.   EXECUTIVE COMPENSATION.


SUMMARY COMPENSATION TABLE

       The following table sets forth for the fiscal years indicated the annual and long-term compensation of the Company's Chief Executive Officer and the other four most highly compensated executive officers whose total cash compensation exceeded $100,000 during the fiscal year ended December 31, 1997 (the "Named Officers").

                                                      ANNUAL COMPENSATION
                                           ------------------------------------------------

                                                                           OTHER ANNUAL
            PRINCIPAL POSITION           YEAR (1)   SALARY       BONUS    COMPENSATION (2)
            ------------------          --------    ------       -----    ----------------
Richard N. Zehner                          1997   $  316,211  $  472,500                 -
  Chief  Executive Officer, Chairman       1996      296,000     419,025                 -
  Of  the  Board and Director              1995      278,750     191,544                 -

Vincent S. Pino                            1997      223,835     222,000                 -
President and Director                     1996      208,000     192,140                 -
                                           1995      195,500     113,666                 -

Terrence M. White (6)                      1997      160,000     128,000                 -
  Former Senior Vice President, Chief      1996      150,000     108,150                 -
  Financial Officer and Secretary          1995      131,250      70,605                 -

Jay A. Mericle                             1997      135,000      95,537                 -
Senior Vice President                      1996      126,000      70,691                 -
                                           1995      117,300      66,540                 -

Cheryl A. Ford                             1997      135,000      93,371                 -
Senior Vice President                      1996      126,000      63,675                 -
                                           1995      116,875      62,580                 -

                                                            LONG-TERM COMPENSATION
                                         --------------------------------------------------------
                                            SECURITIES                             ALL
                                          UNDERLYING STOCK        LTIP             OTHER
            PRINCIPAL POSITION           OPTIONS/SAR'S (3)     PAYOUTS (4)    COMPENSATION (5)
            ------------------           ------------------    -----------    ---------------
Richard N. Zehner                            220,000         $ 543,750          $ 221,596
  Chief  Executive Officer, Chairman         155,000                 -             15,596
  Of  the  Board and Director                      -                 -             15,495

Vincent S. Pino                              190,000           435,000            153,596
President and Director                       125,025                 -              3,596
                                                   -                 -              3,486

Terrence M. White (6)                         60,000           326,250            439,459
  Former Senior Vice President, Chief         90,025                 -              3,488
  Financial Officer and Secretary                  -                 -              3,351

Jay A. Mericle                                25,000           217,500              3,455
Senior Vice President                         33,050                 -              3,436
                                                   -                 -              3,323

Cheryl A. Ford                                25,000           217,500              3,455
Senior Vice President                         33,050                 -              3,411
                                                   -                 -              3,320

----------------------

(1) Rows specified "1997," "1996" and "1995" represent fiscal years ended December 31, 1997, 1996 and 1995, respectively.

(2) With respect to each Named Officer for each fiscal year, excludes perquisites, which did not exceed the lesser of $50,000 or 10% of Named Officer's salary and bonus for the fiscal year.

(3) Stock options were granted under the Company's 1991 Stock Option Plan and the 1997 Stock Option Plan.

(4) Represents amounts paid at the time of the Recapitalization Merger pursuant to the Company's Amended and Restated Long Term Incentive Plan.

(5) Includes $206,000, $150,000 and $435,950 in change in control payments which were paid to Messrs. Zehner, Pino and White, respectively, at the time of the Recapitalization Merger pursuant to their prior employment agreements, and 401(k) matching contributions (for 1997, 1996 and 1995, respectively: Mr. Zehner - $3,164, $3,164 and $3,077; Mr. Pino - $3,164, $3,164 and $3,077; Mr. White - $3,164, $3,164 and $3,077; Mr.
      Mericle - $3,164, $3,164, and $3,077; and Ms. Ford - $3,164, $3,164 and
      $3,077); the balance for each Named Officer represents life insurance premiums paid by the Company.

(6) In January 1998, Mr. White ceased to be a full-time employee of the Company, and at that time Kenneth S. Ord became Senior Vice President, Chief Financial Officer and Secretary.

OPTION GRANTS IN LAST FISCAL YEAR

       The following table sets forth grants of stock options during the 1997 fiscal year to the Named Officers. No stock appreciation rights have ever been granted to the Named Officers.

                                            PERCENTAGE OF                                       POTENTIAL REALIZABLE VALUE
                                             OPTIONS/SARS                                     AT ASSUMED ANNUAL RATE OF STOCK
                          NUMBER OF SHARES    GRANTED TO    EXERCISE OR BASE                PRICE APPRECIATION FOR OPTION TERM (3)
                             UNDERLYING      EMPLOYEES IN   PRICE PER SHARE   EXPIRATION    --------------------------------------
            NAME          OPTIONS/SARS (1)   FISCAL YEAR       ($/SH) (2)        DATE        0%         5%           10%
            ----          ----------------  ------------       ----------        ----        --         --           ---
Richard N. Zehner               100,000         28.6%           $   6.5625     03/25/07     $ 0     $412,712   $ 1,045,893
                                120,000         43.6%              11.00       12/18/07       0      830,141     2,103,740
Vincent S. Pino                  80,000         22.9%               6.5625     03/25/07       0      330,170       836,715
                                110,000         40.0%              11.00       12/18/07       0      760,962     1,928,428
Terrence M. White                60,000         17.1%               6.5625     03/25/07       0      247,627       627,536
Jay A. Mericle                   25,000          7.1%               6.5625     03/25/07       0      103,178       261,473
Cheryl A. Ford                   25,000          7.1%               6.5625     03/25/07       0      103,178       261,473

(1) Options granted under the 1991 Option Plan (those priced at $6.5625 per share) vested in 25% increments per year, but were accelerated upon the consummation of the Recapitalization Merger. Fifty percent of the options granted under the 1997 Stock Option Plan (those priced at $11.00 per share) will vest in equal increments over four years. The other fifty percent will vest after seven and one half years (subject to acceleration if the Company achieves certain per-share equity targets).

(2) All options granted under the 1991 Option Plan were granted at market value (based on the closing price as reported on the NASDAQ Small Capitalization Market System on the business day prior to the grant date) at the date of grant. Options granted pursuant to the 1997 Stock Option Plan were granted at an exercise price equal to the cash amount paid for shares of the Company Common Stock in the Recapitalization Merger.

(3) Valuations based upon the assumed rates of stock price appreciation are based upon appreciation over a ten-year period from the $6.5625 and $11.00 exercise price of the options. The 5% and 10% assumed annual rates of appreciation related to the options granted at $6.5625 would result in the price of the Company's Common Stock increasing to $10.69 and $17.02 per share, respectively. The 5% and 10% assumed annual rates of appreciation related to the options granted at $11.00 would result in the price of the Company's Common Stock increasing to $17.92 and $28.53 per share, respectively.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE

       The following table presents information with respect to options exercised by each of the Named Officers in 1997 or cancelled in exchange for payment in cash, as well as the unexercised options to purchase the Company's Common Stock granted under the 1991 Plan and the 1997 Stock Option Plan to the Named Officers and held by them as of December 31, 1997. The value of unexercised in-the-money options as of fiscal year end is based upon the cash amount paid for shares of Company Common Stock which were cancelled in connection with the Recapitalization Merger.

                                                                    NUMBER OF SHARES UNDERLYING       VALUE OF UNEXERCISED
                                         SHARES                      UNEXERCISED OPTIONS/SAR'S       IN-THE MONEY OPTIONS/
                                        ACQUIRED                            AT YEAR-END             SARS AT FISCAL YEAR-END
                                           ON             VALUE     ----------------------------   ---------------------------
NAME AND PRINCIPAL POSITION           EXERCISE (1)   REALIZED (2)   EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
---------------------------           ------------   ------------   -----------    -------------   -----------   -------------
Richard N. Zehner                       449,140      $3,713,200         10,969           120,000       $ 48,675      $   -
  Chief Executive Officer
  and Chairman of the Board

Vincent S. Pino                         201,525       1,258,842          3,500           110,000         26,031          -
  President


Terrence M. White                       150,025         935,811              -                 -              -          -
  Former Senior Vice President,
  Chief Financial Officer and
  Secretary

Jay A. Mericle                          113,050         984,559         15,000                 -        111,563          -
  Senior Vice President

Cheryl A. Ford                           43,050         245,184         15,000                 -        111,563          -
  Senior Vice President

(1) Includes shares acquired upon exercise as well as options cancelled in exchange for cash in connection with the Recapitalization Merger.

(2) Includes value of shares acquired upon exercise as well as cash payment made in cancellation of options in connection with the Recapitalization Merger.

LONG -TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR

       The Company instituted a long-term executive incentive plan ("LTIP") in 1995 to provide future awards in cash or equivalent amounts of Common Stock to key executives. The objective of the plan is to advance the long-term interests of the Company and its stockholders by providing substantial incentive to meet or exceed certain cash-flow goals necessary to ensure that the Company would be able to service its long-term obligations on a continuing basis, and that it would be able to pay certain preferred stock dividends in cash, thereby avoiding the substantial dilution to existing common stockholders if such dividends were paid in common stock equivalents. As of January 2, 1997, the Company had retired all of its Series A 6% Redeemable Preferred Stock (the "Series A Preferred Stock"), thereby fully satisfying the second objective of the LTIP. All other objectives of the LTIP (other than the EBDIT objective for 1998) were also met in 1997. All amounts previously earned under the LTIP were paid in cash at the time of the Recapitalization Merger.

The following awards under the plan were earned by the Named Officers in 1997:

                              NUMBER               PERFORMANCE OR                            ESTIMATED FUTURE PAY-OUTS UNDER
                             SHARES,                 OTHER PERIOD                              NON-STOCK PRICE-BASED PLAN (1)
                             UNITS OR              UNTIL MATURATION                           -------------------------------
NAME                       OTHER RIGHTS               OR PAY-OUT                           THRESHOLD       TARGET        MAXIMUM
----                       ------------              ----------                            ---------       ------        -------
Richard N. Zehner         $  43,750      Paid at the time of the Recapitalization Merger       $0        $  31,250     $  31,250
Vincent S. Pino              35,000      Paid at the time of the Recapitalization Merger        0           25,000        25,000
Terrence M. White            26,250      Paid at the time of the Recapitalization Merger        0           18,750        18,750
Jay A. Mericle               17,500      Paid at the time of the Recapitalization Merger        0           12,500        12,500
Cheryl A. Ford               17,500      Paid at the time of the Recapitalization Merger        0           12,500        12,500

(1) Represents the remaining, unearned portion of the LTIP, which may be accrued with respect to fiscal year 1998 based upon the extent to which the Company's actual earnings before depreciation, amortization, interest, taxes and equipment charges (as more precisely defined in the long-term incentive plan, "EBDIT") exceeds targeted EBDIT for 1998. Amounts under the LTIP are allocated to specified senior officers; however, because such officers must generally be employed by the Company as of the first quarter 1999 payment date under the LTIP (excluding specified circumstances including death, retirement, termination by the Company without cause, a change of control and the sale of the Company before the end of the program period, as to which different rules are applicable), the amounts reflected in these columns for each of the Named Officers may not actually be paid.

401(k) PLAN

       Effective January 1, 1990 the Company adopted a tax deferred savings plan (the "401(k) Plan") that covers all employees who were hired before that date or who have subsequently been employed by the Company for at least six months. Employees may contribute from 1% to 15% of their compensation to the 401(k) Plan on a pre-tax basis, subject to statutory limitations. For up to 7% of an employee's compensation, the Company may contribute up to $0.333 for each $1.00 of the employee's contribution. The rates of pre-tax and matching contributions may be reduced with respect to highly compensated employees, as defined in the Code, so that the 401(k) Plan will comply with Sections 401(k) and 401(m) of the Code. Pre-tax and matching contributions are allocated to each employee's individual account, which is invested in selected fixed income or stock managed accounts according to the directions of the employee. An employee's pre-tax contributions are fully vested and nonforfeitable at all times. Matching contributions vest ratably over six years of service. An employee may forfeit unvested amounts upon termination of employment, unless the termination is because of death, disability or retirement.

       Matching contributions made by the Company pursuant to the 401(k) Plan to the Named Officers for the 1995, 1996 and 1997 fiscal years are included under "All Other Compensation" in the Summary Compensation Table.

EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

       The Company entered into new employment agreements with Messrs. Zehner and Pino which took effect upon the consummation of the Recapitalization Merger. Base compensation under these employment agreements is $315,000 per year for Mr. Zehner and $275,000 per year for Mr. Pino, subject in each case to increase by the Board of Directors. In addition, Mr. Zehner and Mr. Pino are entitled to receive an annual cash bonus based upon the Company's achievement of certain operating and/or financial goals, with an annual target bonus amount equal to a specified percentage of their then current annual base salary (75% in the case of Mr. Zehner and 60% in the case of Mr.
Pino). Such bonus plan will be adopted and administered by the compensation committee of the Board of Directors.

       The term of each employment agreement is initially three years. After the first year, the Agreements will have a term of two years, with automatic extensions for additional three month periods if neither party gives notice that the term will not be so extended. The Company may terminate Mr. Zehner's or Mr. Pino's employment at any time and for any reason and Mr. Zehner and Mr. Pino may resign at any time and for any reason.

       The employment agreements for Messrs. Zehner and Pino were amended in February 1998, to provide for the payment of one-time lump sum bonuses of $350,000 and $300,000, respectively, upon the closing of the acquisition by the Company of Mobile Technology, Inc. or another acquisition with an enterprise valuation of $25,000,000 or more.

       The Company is a party with Mr. Mericle and Ms. Ford to written employment agreements. Each employment agreement remains in effect until notice of termination is given by either party. Each contract provides that the Named Officer will continue to receive his or her base salary and be entitled to earn bonuses and participate in all benefit plans and programs at levels and pursuant to terms that are substantially consistent with current levels and terms, subject to periodic review and possible increases by the Board of Directors or the Compensation Committee. In addition, each contract provides that if the Named Officer is terminated by the Company other than for Just Cause (as defined in the agreement) or if the Named Officer terminates his or her employment as a result of a Constructive Discharge (as defined in the agreement) (in either event, a "Severance"), then the Named Officer will be entitled to a cash severance benefit equal to a specified number of months of salary at his or her then current rate of salary, acceleration of the vesting of stock options and certain other benefits identified in the contract. If such Severance were to occur within one year prior to or following a Change of Control (as defined in the agreement), then each employment agreement provides for an increased cash severance benefit. The Recapitalization Merger constituted a "Change in Control" for the purposes of such agreements.

NON-EMPLOYEE DIRECTOR COMPENSATION

           Prior to the consummation of the Recapitalization Merger, each non-employee director who was not an officer received compensation of $4,500 per quarter plus $1,500 for each Board meeting attended, plus reimbursement of travel expenses. In addition, on March 25, 1997, each of the non-employee directors of the Company (i.e., Messrs. Buncher, Waley-Cohen and Wallace) received stock options covering 30,000 shares of Company Common Stock. On May 15, 1997, Mr. Hayes received a stock option grant covering 10,000 shares of Company Common Stock. Such stock options accelerated upon consummation of the Recapitalization Merger and a cash payment was made as consideration for the cancellation of the options. Subsequent to the Recapitalization Merger, non-employee directors receive a $1,000 monthly retainer, plus $500 for each Board meeting attended, plus reimbursement of travel expenses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of March 11, 1998, for each person known to the Company to beneficially own more than 5% of such stock, each director and each of the Named Officers and all executive officers and directors of the Company as a group. Unless otherwise specified, the address of each such person is 1065 North PacifiCenter Drive, Suite 200, Anaheim, CA 92806.

                                                             NUMBER OF SHARES             PERCENTAGE
                   NAME OF BENEFICIAL OWNER                 BENEFICIALLY OWNED             OF CLASS
                   ------------------------                 ------------------            ----------
Newport Investment LLC (1)                                      3,389,324                     83.6%
c/o Apollo Advisors II, L.P.
2 Manhattanville Road
Purchase, New York 10577

Richard N. Zehner (2)                                              21,500                      0.5%

Vincent S. Pino (2)                                                 3,500                      0.1%

Terrence M. White                                                     -                        0.0%

Jay A. Mericle (2)                                                 15,000                      0.4%

Cheryl A. Ford (2)                                                 15,000                      0.4%

Robert H. Falk (3)                                                    -                        0.0%

Michael S. Gross (3)                                                  -                        0.0%

Joshua J. Harris (3)                                                  -                        0.0%

Anthony R. Ignaczak                                                   -                        0.0%

Robert A. Katz (3)                                                    -                        0.0%

Mark D. Klein                                                         -                        0.0%

Michael D. Weiner (3)                                                 -                        0.0%

All executive officers and directors as a group (16 persons)       70,000                      1.7%

(1) Newport Investment LLC, a Delaware limited liability company (the "Investor") was formed and is wholly owned by Apollo Investment Fund III, L.P., a Delaware limited partnership ("AIF III"), Apollo Overseas III, L.P., a Delaware limited partnership ("Overseas Partners"), and Apollo (U.K.) Partners III, L.P., a limited partnership organized under the laws of England ("UK Partners" and collectively with AIF III and Overseas, the "Apollo Entities"). Each of the Apollo Entities is principally engaged in the business of investing in securities. Apollo Advisors II, L.P., a Delaware limited partnership ("Advisors"), is the general partner of AIF III and the managing general partner of Overseas Partners and UK Partners. Apollo Capital Management II, Inc., a Delaware corporation ("Apollo Capital") is the general partner of Advisors. Apollo Management, L.P. ("Apollo Management"), serves as manager of Apollo and manages Apollo's day-to-day operations. AIF III Management, Inc., a Delaware corporation ("AIM"), is the general partner of Apollo Management. Apollo Management, the shareholders of Apollo Capital and AIM, and all officers and directors of each Apollo Entity and each of its affiliates disclaims any beneficial ownership of the common stock of the Company owned by the Investor.

(2) Includes shares that the following Named Officers and Directors presently have the right to acquire by exercise of options: Mr. Zehner, 10,969 shares; Mr. Pino, 3,500 shares; Mr. Mericle, 15,000 shares; Ms. Ford, 15,000 shares.

(3) This individual is associated with Apollo. This individual disclaims beneficial ownership of all shares of common stock of the Company held by the Investor.
                                       41

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The Company paid to Apollo Management, L.P. a fee of $2,600,000 in connection with arranging the transactions associated with the Recapitalization Merger (including the financings thereof). In addition, the Company will pay Apollo Management, L.P. an annual management fee of $500,000 and will continue to receive financial advisory services from Apollo Management, L.P. on an ongoing basis, with compensation to be determined. In connection with the Recapitalization Merger, Apollo purchased $15,000,000 of the Company's Series F Preferred Stock and received a financing fee of $600,000. Immediately after consummation of the Recapitalization Merger, Apollo sold to BT Investment Partners, Inc. $900,000 stated amount of the Series F Preferred Stock purchased by it for $900,000 in cash. In connection with such sale, Apollo paid to BT $36,000 of the $600,000 financing fee. In addition, the Company paid to Apollo Management, L.P. a fee of $1,000,000 as consideration for services rendered in structuring and negotiating the acquisition of MTI and the related debt financing, and also reimbursed Apollo for expenses of approximately $50,000.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements:

       A listing of the Consolidated Financial Statements, related notes and Report of Independent Auditors is set forth in Item 8 of this report on Form 10-K.

2. Financial Statement Schedules:

       The following Financial Statement Schedule for the years ended December 31, 1997, 1996 and 1995 is set forth on page 47 of this report on Form 10-K:

               Schedule II       -    Valuation and Qualifying Accounts

       All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes for the year ended December 31, 1997.

3. Index to Exhibits:

    Exhibit No.         Note     Description
    -----------         ----     ------------
     2.1                  (8)    Agreement and Plan of Merger dated as of July 23, 1997 between the Company and Newport
                                 Investment, LLC (the "Recapitalization Merger Agreement").

     2.2                  (9)    Amendment No. 1 dated as of August 13, 1997 to the Recapitalization Merger Agreement.

     2.3                  (9)    Amendment No. 2 dated as of October 13, 1997 to the Recapitalization Merger Agreement.

     2.4                  (9)    Amendment No. 3 dated as of November 10, 1997 to the Recapitalization Merger Agreement.

     2.5                  (9)    Guaranty Letter dated July 22, 1997, from AIF III to Alliance.

     3.1                 (11)    Form of Amended and Restated Certificate of Incorporation of Alliance.

     3.2                 (11)    By Laws of the Company, as amended.

     4.1                 (11)    Form of Indenture for the 9 5/8% Senior Subordinated Notes due 2005 and the Senior Subordinated
                                 Floating Rate Notes due 2005 (including the Forms of Notes as Exhibits A and B thereto) between the Company and IBJ Schroder Bank  & Trust Company, as trustee.

     4.2                 (11)    Form of Guarantee of the Notes.

    10.1                  (8)    Stockholder Agreement dated as of July 23, 1997 among Newport Investment, LLC and the stockholders of the Company party thereto.

    10.2                  (5)    Amended and Restated 1991 Stock Option Plan of the Company, including forms of agreement used thereunder.

    10.3                  (1)    Form of Indemnification Agreement between the Company and its directors and/or officers.

    10.4                  (2)    Georgia Magnetic Imaging Center, Ltd., Limited Partnership Agreement dated as of March 22, 1985.


    10.5                  (2)    Amendment to Georgia Magnetic Imaging Center, Ltd., Limited Partnership Agreement dated as of
                                 July 1, 1993.

    10.6                  (3)    Employment Agreement dated as of September 9, 1993 between the Company and Terry A. Andrues.

    10.7                  (3)    Employment Agreement dated as of September 9, 1993 between the Company and Jay A. Mericle.

    10.8                  (7)    Amended and Restated Employment Agreement dated as of May 15, 1997 between the Company and
                                 Terrence M. White.

    10.9                  (3)    Employment Agreement dated as of June 6, 1994 between the Company and Neil M. Cullinan.

    10.10                 (3)    Employment Agreement dated as of June 6, 1994 between the Company and Cheryl A. Ford.

    10.11                 (4)    Employment Agreement dated as of July 7, 1995 between the Company and Michael W.Grismer.

    10.12                (11)    Employment Agreement dated as of July 23, 1997 between the Company and Richard N. Zehner.

    10.13                (11)    Employment Agreement dated as of July 23, 1997 between the Company and Vincent S. Pino.

    10.14                (11)    Agreement Not to Compete dated as of July 23, 1997 among Newport Investment, LLC, the Company,
                                 Richard N. Zehner and Vincent S. Pino.

    10.15                 (7)    Amended and Restated Long-Term Executive Incentive Plan dated as of July 22, 1997.

    10.16                 (6)    Stock Purchase Agreement dated as of March 25, 1997, between the Company and General Electric
                                 Company.

    10.17                (14)    Form of Amended and Restated Credit Agreement dated March 12, 1998.

    10.18                (10)    Acquisition Agreement dated as of October 17, 1997 among Medical Consultants Imaging Corp.,
                                 Bondcat Corp., Chip-Cat Corp., Medical Consultants Scanning Systems, Inc., Alliance Imaging of
                                 Ohio, Inc., Alliance Imaging of Michigan, Inc., and Alliance Imaging, Inc.

    10.19                (12)    Agreement and Plan of Merger dated as of January 13, 1998 relating to the acquisition of Mobile
                                 Technology, Inc.

    10.20                (13)    Securities Purchase Agreement dated as of March 12, 1998 relating to the acquisition of American
                                 Shared Hospital Services and CuraCare, Inc.

    10.21                (14)    Amendment to Employment Agreement dated as of July 23, 1997 between the Company and Richard N.
                                 Zehner.

    10.22                (14)    Amendment to Employment Agreement dated as of July 23, 1997 between the Company and Vincent S.
                                 Pino.

    10.23                (14)    Agreement to amend the Employment Agreement dated as of July 23, 1997 between the Company and
                                 Richard N. Zehner.

    10.24                (14)    Agreement to amend the Employment Agreement dated as of July 23, 1997 between the Company and
                                 Vincent S. Pino.

    21.0                 (14)    List of Subsidiaries.

    23                   (14)    Consent of Ernst & Young LLP.

    27.1                 (14)    Financial Data Schedule.

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

(3) Incorporated by reference herein to the indicated exhibit filed in response to Item 6(a), "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(4)    Incorporated by reference herein to Exhibit 10.36 filed in response to
       Item 6(a), "Exhibits" of the Company's Quarterly report on Form 10-Q for the quarter ended June 30, 1995.

(5) Incorporated by reference herein to Exhibits filed with the Company's Registration Statement on Form S-1, No. 33-40805, initially filed on May 24, 1991 and the Company's definitive Proxy Statement with respect to its Annual Meeting of Shareholders held May 16, 1996.

(6) Incorporated by reference herein to the indicated Exhibit in response to Item 14(a)(3), "Exhibits" of the Company's Annual report on Form 10-K for the year ending December 31, 1996.

(7)    Incorporated by reference to indicated exhibits filed in response to
       Item 6, "Exhibits" of the Company's Quarterly report on Form 10-Q for the quarter ended June 30, 1997.

(8) Incorporated by reference herein to the indicated exhibits filed in response to Item 5, "Exhibits" of the Company's Form 8-K Current Report dated August 1, 1997.

(9) Incorporated by reference to the indicated exhibits filed in response to Item 21, "Exhibits" of the Company's Registration Statement on Form S-4, No. 333-33787, initially filed on August 15, 1997.

(10) Incorporated by reference to the indicated exhibits filed in response to Item 6, "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(11) Incorporated by reference to exhibits filed with the Company Registration Statement on Form S-2, No. 333-33817.

(12) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated January 13, 1998.

(13) Incorporated by reference to exhibits filed with the Company's current Report on Form 8-K dated March 12, 1998.

(14)   Filed herewith.

(b)    Reports on Form 8K in the fourth quarter of 1997.
       None filed for the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ALLIANCE  IMAGING,  INC.


March 31, 1998                         By: /S/RICHARD N. ZEHNER
                                           ---------------------
                                           Richard N. Zehner,
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1998.

Signature                                    Title
----------                                   ------
/S/RICHARD N. ZEHNER                         Chairman of the Board of Directors,
---------------------                        Chief Executive Officer (Principal Executive Officer)
Richard N. Zehner

/S/VINCENT S. PINO                           President
---------------------
Vincent S. Pino


/S/KENNETH S. ORD                            Senior Vice President, Chief Financial Officer
---------------------                        and Secretary (Principal Financial Officer)
Kenneth S. Ord


/S/MICHAEL W. GRISMER                        Controller (Principal Accounting Officer)
---------------------
Michael W. Grismer


                                             Director
---------------------
Robert H. Falk


/S/MICHAEL S. GROSS                          Director
---------------------
Michael S. Gross


/S/JOSHUA J. HARRIS                          Director
---------------------
Joshua J. Harris


/S/ANTHONY R. IGNACZAK                       Director
---------------------
Anthony R. Ignaczak


                                             Director
---------------------
Robert A. Katz


                                             Director
---------------------
Mark D. Klein


                                             Director
---------------------
Michael D. Weiner

                     ALLIANCE IMAGING, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                        Balance at            Additions           Deductions          Balance
                                                         Beginning           Charged to            (Bad Debt           at End
                                                         of Period             Expense             Write-offs)        of Period
                                                        ----------           ------------         ------------        ---------
Year ended December 31, 1997
         Allowance for Doubtful Accounts                $  513,000           $    256,000         $    (19,000)      $  750,000
                                                        ----------           ------------         ------------        ---------
                                                        ----------           ------------         ------------        ---------

Year ended December 31, 1996
         Allowance for Doubtful Accounts                $  367,000           $    567,000         $   (421,000)      $  513,000
                                                        ----------           ------------         ------------        ---------
                                                        ----------           ------------         ------------        ---------

Year ended December 31, 1995
         Allowance for Doubtful Accounts                $  388,000           $         --         $    (21,000)      $  367,000
                                                        ----------           ------------         ------------        ---------
                                                        ----------           ------------         ------------        ---------