Form 10-Q
period 1998-03-31
ALLIANCE IMAGING INC /DE/
filed 1998-05-14
CIK 817135

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                            ____________________________


                                     FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED:  MARCH 31, 1998
                                            --------------

                          COMMISSION FILE NUMBER:  0-16334
                                                   -------

                               ALLIANCE IMAGING, INC.
                               ----------------------
               (Exact name of registrant as specified in its charter)


             DELAWARE                                          33-0239910
(State or other jurisdiction of incorporation                (IRS Employer
 or organization)                                         Identification Number)



                           1065 NORTH PACIFICENTER DRIVE
                                     SUITE 200
                             ANAHEIM, CALIFORNIA  92806
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1998:

                      Common Stock, $.01 par value,  4,057,611

                              ALLIANCE  IMAGING,  INC.
                                     FORM 10-Q
                                   March 31, 1998

                                       Index


                                                                        Page
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1 -  Condensed Financial Statements:

              Condensed Consolidated Balance Sheets -                     3
              March 31, 1998 and December 31, 1997

              Condensed Consolidated Statements of Operations             4
              Three months ended March 31, 1998 and 1997

              Condensed Consolidated Statements of Cash Flows             5
              Three months ended March 31, 1998 and 1997

              Notes to Condensed Consolidated Financial Statements        7

Item 2 - Management's Discussion and Analysis of Financial Condition      9
         and Results of Operations

PART II - OTHER INFORMATION                                              15

SIGNATURES                                                               19


                              ALLIANCE  IMAGING,  INC.
                       CONDENSED  CONSOLIDATED BALANCE SHEETS


                                                                                    MARCH 31,                   DECEMBER 31,
                                                                                      1998                         1997*
                                                                                  ------------                  -------------
                                                                                   (Unaudited)
ASSETS
Current assets:
   Cash and short-term investments                                                $   7,200,000                 $  10,798,000
   Accounts receivable, net of allowance for doubtful accounts                       22,236,000                    12,628,000
   Deferred income taxes                                                              2,935,000                     2,478,000
   Prepaid expenses                                                                   2,646,000                     1,285,000
   Other receivables and other current assets                                         1,226,000                       472,000
                                                                                 --------------                --------------
Total current assets                                                                 36,243,000                    27,661,000

Equipment, at cost                                                                  251,814,000                   169,468,000
   Less--Accumulated depreciation                                                  (102,711,000)                  (57,255,000)
                                                                                 --------------                --------------
                                                                                    149,103,000                   112,213,000

Goodwill                                                                            114,695,000                    36,149,000
Deferred financing costs                                                             14,636,000                    13,641,000
Deposits and other assets                                                             8,955,000                     3,991,000
                                                                                 --------------                --------------
Total assets                                                                       $323,632,000                  $193,655,000
                                                                                 --------------                --------------
                                                                                 --------------                --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $   3,776,000                 $   6,677,000
   Accrued compensation and related expenses                                          5,499,000                     5,982,000
   Other accrued liabilities                                                         18,886,000                     8,021,000
   Current portion of long-term debt                                                  9,312,000                     6,351,000
                                                                                 --------------                --------------
Total current liabilities                                                            37,473,000                    27,031,000

Long-term debt, net of current portion                                              339,886,000                   227,874,000
Other liabilities                                                                     6,175,000                        86,000
Deferred income taxes                                                                 9,931,000                     6,865,000

Redeemable preferred stock                                                           14,997,000                    14,487,000


Common stock                                                                             41,000                        41,000
Additional paid-in deficit                                                          (59,725,000)                  (59,738,000)
Accumulated deficit                                                                 (25,146,000)                  (22,991,000)
                                                                                 --------------                --------------
Total liabilities and stockholders' equity                                         $323,632,000                  $193,655,000
                                                                                 --------------                --------------
                                                                                 --------------                --------------

* Derived from audited financial statements



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                          ALLIANCE IMAGING, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)


                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                 --------------------------------------
                                                                                    1998                      1997
                                                                                    ----                      ----
Revenues                                                                        $  31,241,000            $  19,106,000

Costs and expenses:
  Operating expenses, excluding depreciation                                       15,235,000                8,681,000
  Depreciation expense                                                              4,971,000                3,485,000
  Selling, general and administrative expenses                                      3,036,000                1,897,000
  Transaction related costs                                                           815,000                        -
  Amortization expense, primarily goodwill                                            810,000                  571,000
  Interest expense, net of interest income                                          6,707,000                1,933,000
                                                                                -------------            -------------
Total costs and expenses                                                           31,574,000               16,567,000
                                                                                -------------            -------------

Income (loss) before income taxes and extraordinary gain (loss)                      (333,000)               2,539,000
Provision for income taxes                                                                  -                  835,000
                                                                                -------------            -------------
Income (loss) before extraordinary gain (loss)                                       (333,000)               1,704,000
Extraordinary gain (loss), net of taxes                                            (1,312,000)               1,332,000
                                                                                -------------            -------------
Net income (loss)                                                                  (1,645,000)               3,036,000
Less: Preferred stock dividends and financing fee accretion                           510,000                        -
Add: Excess of carrying amount of preferred stock
  repurchased over consideration paid                                                       -                1,906,000
                                                                                -------------            -------------
Income (loss) applicable to common stock                                        $  (2,155,000)           $   4,942,000
                                                                                -------------            -------------
                                                                                -------------            -------------


Earnings per common share:
     Income (loss) before extraordinary gain (loss)                             $       (0.21)           $        0.33
     Extraordinary gain (loss), net of taxes                                            (0.32)                    0.12
                                                                                -------------            -------------
     Net income (loss) per common share                                         $       (0.53)           $        0.45
                                                                                -------------            -------------
                                                                                -------------            -------------

Earnings per common share - assuming dilution:
     Income (loss) before extraordinary gain (loss)                             $       (0.21)           $        0.30
     Extraordinary gain (loss), net of taxes                                            (0.32)                    0.11
                                                                                -------------            -------------
     Net income (loss) per common share
        - assuming dilution                                                     $       (0.53)           $        0.41
                                                                                -------------            -------------
                                                                                -------------            -------------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                       ALLIANCE IMAGING, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)


                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                          ---------------------------------------
                                                                              1998                      1997
                                                                              ----                      ----
OPERATING ACTIVITIES:
Net income (loss)                                                       $  (1,645,000)            $   3,036,000
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
   Extraordinary (gain) loss                                                1,312,000                (1,332,000)
   Depreciation and amortization                                            5,781,000                 4,056,000
   Amortization of deferred financing costs                                   216,000                    14,000
   Distributions in excess of (undistributed) equity
    in income of investee                                                     (73,000)                   58,000
Changes in operating assets and liabilities:
   Accounts receivable, net                                                  (605,000)                  193,000
   Prepaid expenses                                                            81,000                    22,000
   Other receivables                                                          107,000                   313,000
   Other assets                                                              (208,000)                   (9,000)
   Accounts payable, accrued compensation and
    other accrued liabilities                                              (1,560,000)                  250,000
   Other liabilities                                                          (68,000)                  983,000
                                                                        -------------              ------------
Net cash provided by operating activities                                   3,338,000                 7,584,000

INVESTING ACTIVITIES:
Equipment purchases                                                       (12,454,000)               (8,440,000)
(Increase) decrease in deposits on equipment                               (3,550,000)                  239,000
Purchase of common stock of Mobile Technology Inc.,
 net of cash acquired                                                     (94,147,000)                        -
                                                                        -------------              ------------
Net cash used in investing activities                                    (110,151,000)               (8,201,000)

FINANCING ACTIVITIES:
Payment of preferred stock dividends                                                -                  (265,000)
Repurchase of senior subordinated debentures                                        -                (2,286,000)
Repurchase of Series A preferred stock                                              -                (2,523,000)
Principal payments on long-term debt                                       (3,483,000)               (4,613,000)
Proceeds from long-term debt                                                        -                 7,601,000
Proceeds from term loan facility                                           90,000,000                         -
Proceeds from revolving loan facility                                      16,394,000                         -
Proceeds from senior bridge loan                                                    -                 5,128,000
Decrease in deferred financing costs                                          291,000                         -
Proceeds from exercise of employee stock options                               13,000                    13,000
                                                                        -------------              ------------
Net cash provided by financing activities                                 103,215,000                 3,055,000
                                                                        -------------              ------------
Net (decrease) increase in cash and short-term investments                 (3,598,000)                2,438,000
Cash and short-term investments, beginning of period                       10,798,000                10,867,000
                                                                        -------------              ------------
Cash and short-term investments, end of period                           $  7,200,000               $13,305,000
                                                                        -------------              ------------
                                                                        -------------              ------------

                                    ALLIANCE IMAGING, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                         (UNAUDITED)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                        $  1,588,000              $  2,050,000
   Income taxes paid                                                          32,000                    70,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Preferred stock dividend accrued and financing fee accretion         $    510,000              $          -
  Conversion of senior bridge loan into Series D 4% convertible
  preferred stock                                                                -                18,000,000


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           Alliance Imaging, Inc.
              Notes to Condensed Consolidated Financial Statements
                              March 31, 1998
                                (Unaudited)

1.   BASIS OF PREPARATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. ("the Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

     The Company generated a loss before income taxes during the quarter and no benefit for income taxes was recorded for the three month period ended March 31, 1998.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. For the three months ended March 31, 1998 and 1997, the Company did not have any components of comprehensive income as defined in SFAS 130.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------------------
                                                                                    1998                     1997
                                                                                    ----
Numerator:
Income (loss) before extraordinary gain (loss)                                $    (333,000)          $    1,704,000
Preferred stock dividends and financing fee accretion                              (510,000)                       -
Excess of carrying amount of preferred stock
   repurchased over consideration paid                                                    -                1,906,000
                                                                              -------------           --------------
Numerator for basic and diluted earnings per share
   --income available to common stockholders before
   extraordinary gain (loss)                                                  $    (843,000)          $    3,610,000
                                                                              -------------           --------------
                                                                              -------------           --------------
Denominator:
Denominator for basic earnings per share
   --weighted average shares                                                      4,055,000               10,923,000
Effect of dilutive securities:
Convertible preferred stock                                                               -                  200,000
Employee stock options and common stock warrants                                          -                  862,000
                                                                              -------------           --------------
Denominator for diluted earnings per share
   --adjusted weighted-average shares                                             4,055,000               11,985,000
                                                                              -------------           --------------
                                                                              -------------           --------------
Basic earnings (loss) per share before extraordinary gain (loss)              $       (0.21)          $         0.33
                                                                              -------------           --------------
                                                                              -------------           --------------
Diluted earnings (loss) per share before extraordinary gain (loss)            $       (0.21)          $         0.30
                                                                              -------------           --------------
                                                                              -------------           --------------

                               Alliance Imaging, Inc.
          Notes to Condensed Consolidated Financial Statements (continued)
                                   March 31, 1998
                                    (Unaudited)


2.   ACQUISITIONS

     On March 12, 1998, the Company acquired Mobile Technology Inc. ("MTI"). The purchase price consisted of $58,300,000 for all of the equity interests in MTI, plus direct acquisition costs presently estimated at $2,000,000. In connection with the acquisition, the Company also refinanced $37,400,000 of MTI's outstanding debt and paid MTI direct transaction costs of $3,500,000. To finance these expenditures, the Company increased its existing term loan facility by $20,000,000 to provide total availability of $70,000,000, established a new $50,000,000 term loan facility and borrowed an aggregate of $90,000,000 thereunder, for which the Company incurred debt issuance costs presently estimated at $2,800,000. The Company also borrowed $5,400,000 under its revolving loan facility and used $8,500,000 of cash on hand at MTI to complete the financing requirements. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of MTI have been included in the Company's consolidated financial statements from the date of acquisition. The goodwill recorded as a result of this acquisition was approximately $79,000,000, which is being amortized on a straight-line basis over 20 years. The allocation of the MTI purchase price is tentative pending completion of fair value determinations for the net assets acquired. The allocation may change with the completion of these determinations.

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

     On March 31, 1998, the Company announced it had signed a definitive agreement with U.S. Diagnostic, Inc., to acquire its subsidiary, Medical Diagnostics, Inc. ("MDI"), a provider of diagnostic imaging services. The transaction is valued at approximately $35,500,000 (including assumption of approximately $5,700,000 of indebtedness) and the Company intends to finance the cash portion of the transaction with bank financing. The transaction is subject to customary conditions and necessary regulatory approvals and is expected to close in May 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is a leading nationwide provider of diagnostic imaging services and the largest operator of state-of-the-art mobile diagnostic imaging systems and related outsourced radiology services in the United States. The Company primarily provides magnetic resonance imaging ("MRI") systems and services to hospitals and other health care providers on a mobile, shared user basis. The Company also provides dedicated, full-time MRI systems and services as well as full-service management of imaging operations for selected hospitals. The Company's services enable small to mid-size hospitals to gain access to advanced diagnostic imaging technology and related value-added services without making a substantial investment in equipment and personnel. The Company operates a fleet of 193 MRI systems and services 787 customers in 43 states as of March 31, 1998.

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

     Since the beginning of 1995, the Company has substantially increased revenues by adding new customers and increasing scan volumes at existing customer sites. During the same period, the growth rate of the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") (excluding expenses associated with the Recapitalization Merger (as hereinafter defined)), has exceeded the growth rate of revenues as a result of spreading costs (which are primarily fixed) over a larger revenue base and implementing cost reduction and containment measures.

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

     The Company also provides computed tomography ("CT") services and other imaging services. Revenues from CT services and other imaging services accounted for approximately 7% of the Company's revenues for the three months ended March 31, 1998.

     On November 21, 1997, the Company acquired Medical Consultants Imaging Co. ("MCIC"), a Cleveland, Ohio based provider of mobile MRI services, CT services and other outsourced health care services. The acquisition also included MCIC's one-half interest in a limited liability company in Michigan. The purchase price consisted of $12,323,000 cash plus the assumption of approximately $5,517,000 in financing arrangements. MCIC operates 14 mobile MRI systems and several other diagnostic imaging systems, primarily in Ohio, Michigan, Indiana and Pennsylvania.

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

     As a result of these transactions, the Company experienced an approximate 90% ownership change. The Investor, which was formed and is wholly owned by certain affiliates of Apollo Management, L.P., ("Apollo") obtained ownership of approximately 83.6% of the Company's outstanding common stock, and the Company became highly leveraged.

     On March 12, 1998, the Company acquired Mobile Technology Inc. ("MTI"), which management believes is the second largest provider of mobile MRI services in the United States, in a transaction accounted for as a purchase. The Company has included the operations of MTI in its consolidated financial statements from the date of acquisition. This acquisition added 68 MRI systems operating in 31 states, 3 CT systems, 9 lithotripsy systems, and 3 brachytherapy systems to the Company's equipment fleet. The purchase price consisted of $58,300,000 for all of the equity interests in MTI plus direct acquisition costs presently estimated at $2,000,000. In connection with the acquisition, the Company also refinanced $37,400,000 of MTI's outstanding debt and paid MTI direct transaction costs of $3,500,000. To finance these expenditures, the Company increased its existing term loan facility by $20,000,000 to provide total availability of $70,000,000, established a new $50,000,000 term loan facility and borrowed an aggregate of $90,000,000 thereunder, for which the Company incurred debt issuance costs presently estimated at $2,800,000. The Company also borrowed $5,400,000 under its revolving loan facility and used $8,500,000 of cash on hand at MTI to complete the financing requirements. The goodwill recorded as a result of this acquisition was approximately $79,000,000, which is being amortized on a straight-line basis over 20 years. The allocation of the MTI purchase price is tentative pending completion of fair value determinations for the net assets acquired. The allocation may change with the completion of these determinations.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997 -- Revenues for the first three months of 1998 were $31,241,000, an increase of $12,135,000, or 63.5%, over 1997. Revenue from MTI accounted for $3,969,000, or 32.7% of the increase. The remaining increase reflects higher scan-based MRI revenue, MRI revenue under fixed fee contracts and other revenue items (including revenue for other modalities). MRI scan-based revenue increased $5,556,000, as a result of a 39.0% increase in total scan volume partially offset by a 5.5% decrease in the average revenue realized per MRI scan. The average daily scan volume per MRI system increased 11.8% to 7.6 from 6.8 in the first quarter of 1997. Management attributes the non-acquisition volume increase to the Company's continuing MRI systems upgrade program, which has enabled the Company to obtain new, long-term contracts from both existing and new customers, and to the continuing positive effect of marketing programs implemented in early 1997. Management believes the decrease in average revenue realized per scan is the result of many customers achieving discount price levels in incremental scan volume; obtaining contracts with customers that have high scan volumes which justify lower scan prices; and continuing competitive pressure in the MRI service industry and cost containment efforts by health care payors. Revenue under fixed fee contracts increased $297,000, or 37.7% (excluding the MTI acquisition). Other revenue increased $2,312,000, or 160.5% (excluding the MTI acquisition) mostly related to a $1,273,000 increase in contract management service revenue as a result of the Company commencing these service arrangements primarily in connection with the Medical Consultants Imaging Co. ("MCIC") acquisition. The remainder of the increase in other revenue was primarily due to an increase in CT, nuclear medicine, and lithotripsy revenue.

     The Company operated 193 MRI systems at March 31, 1998 compared to 87 MRI systems at March 31, 1997. The increase was primarily a result of the MTI acquisition and to a lesser degree the MCIC acquisition.

     Operating expenses, excluding depreciation, totaled $15,235,000 in the first three months of 1998, an increase of $6,554,000, or 75.5%, ($2,411,000, or 27.8%, as a result of the MTI acquisition) from the first quarter of 1997. Payroll and related employee expenses increased $2,593,000, or 74.0%, primarily as a result of an increase in operating staffing levels necessary to support new units in operation and increased scans per unit. Preventative maintenance and cryogen expense increased $691,000, or 29.0%, due to an increase in the number of systems in service and the expiration of warranties on an increased number of MRI systems. Equipment rental expense increased $1,077,000, or 156.5%, resulting from a higher number of leased MRI systems in operation and the Company's leasing of 25 new tractors after the first quarter of 1997. Expenses associated with contract management services increased $995,000 as a result of the Company commencing these service arrangements primarily in connection with the MCIC acquisition.

     Depreciation expense during the first quarter of 1998 totaled $4,971,000, an increase of $1,486,000, or 42.6% from the 1997 level principally due to a higher amount of depreciable assets associated with equipment additions and upgrades and equipment acquired through acquisitions. Amortization expense during the first three months of 1998 increased $239,000, or 41.9%, over the 1997 period as a result of the acquisitions made after the first quarter of 1997.

     Selling, general and administrative expenses totaled $3,036,000 in the first quarter of 1998, an increase of $1,139,000, or 60.0%, from the same period in 1997, with MTI accounting for $324,000, or 28.4% of the increase. Payroll and related expenses increased $676,000, or 54.9%, primarily as a result of increased employee compensation related to increased sales commissions and increased staffing levels necessary to support the Company's increased level of operations.

     The transaction related costs represent a special non-recurring bonus paid in connection with the MTI acquisition.

     Interest expense of $6,707,000 in the first quarter of 1998 was $4,774,000, or 247.0%, higher than 1997, as a result of higher average outstanding debt balances during 1998 as compared to 1997. This increase was primarily related to debt incurred in connection with the Recapitalization Merger and the MTI acquisition.

     The Company generated a loss before income taxes for the first quarter and no income tax benefit was recorded.

     The Company's loss before extraordinary loss was $(333,000) in the first quarter of 1998 compared to income before extraordinary gain of $1,704,000 in the first quarter of 1997, a decrease of $2,037,000, primarily attributable to increased interest, depreciation, and amortization costs and the one-time bonus payments made in connection with the MTI acquisition. The Company reported an extraordinary loss of $(1,312,000) on early extinguishment of debt in the first quarter of 1998. The Company reported an extraordinary gain, net of income taxes, in the first quarter of 1997 of $1,332,000, on early extinguishment of debt. The earnings per common share calculations reflect preferred dividend requirements and financing fee accretion of $510,000 in the first quarter of 1998 and none in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $3,338,000 and $7,584,000 from operating activities during the first quarter of 1998 and 1997, respectively. Capital expenditures, consisting primarily of new equipment purchases, totaled $12,454,000 and $8,440,000 during the three months ended March 31, 1998 and 1997, respectively. Since January 1, 1998, the Company has purchased 8 new MRI systems, including replacement systems. The Company expects to purchase additional equipment under binding commitments in 1998 and finance such purchases with the Company's revolving loan facility.

     The Company's primary cash needs consist of capital expenditures and debt service. The Company incurs capital expenditures for the purposes of
(i) providing routine upgrades of its MRI systems; (ii) replacing or making major upgrades to older, less advanced systems with new state-of-the-art systems; and (iii) purchasing new systems. The Company estimates that routine annual upgrade expenditures average approximately $25,000 per system or approximately $3,125,000 in the aggregate, based on the fleet size at March 31, 1998. In addition to these routine expenditures, the Company expects capital expenditures to be approximately $55,000,000 in 1998, which primarily reflects the anticipated purchase of 32 new MRI systems, including replacement systems. The Company's decision to purchase a new system is typically predicated on obtaining new or extending existing customer contracts, which serve as the basis of demand for the new system.

     As a result of the Recapitalization Merger, the Company issued $185,000,000 of Notes (consisting of $140,000,000 Senior Subordinated Notes due 2005, bearing interest at the rate of 9 5/8% per annum; and $45,000,000 Floating Interest Rate Subordinated Term Securities due 2005, bearing interest at a rate per annum equal to LIBOR plus 4.19%) which are payable
semiannually, and require no principal repayments until maturity.   The
Company also entered into a $125,000,000 Credit Agreement consisting of a $50,000,000 Term Loan Facility ($50,000,000 of which was funded at March 31,
1998) and a $75,000,000 Revolving Loan Facility ($16,400,000 of which was funded at March 31, 1998), and carried over approximately $12,700,000 of other obligations. The Term Loan matures on the sixth anniversary of the initial borrowing and requires annual principal repayments of one percent per year during the first five years and the outstanding principal amount in the sixth year. The Revolving Loan Facility matures on the fifth anniversary of the initial borrowing and has mandatory commitment reductions of $37,500,000 on the fourth and fifth anniversaries of the initial borrowing. The Credit Agreement contains restrictive covenants, which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness. In addition, the Credit Agreement requires loans to be prepaid with 100% of the net proceeds of non-ordinary-course asset sales or other dispositions of property, issuances of debt obligations and certain preferred stock and certain insurance proceeds, 75% of annual excess cash flow and 50% of the net proceeds from common equity and certain preferred stock issuances, in each case subject to limited exceptions. Voluntary prepayments are permitted in whole or in part.

     Also as part of the Recapitalization Merger, the Company issued $15,000,000 of Series F Preferred Stock. The Series F Preferred Stock pays dividends at the rate of 13.5% per annum, payable quarterly in arrears, with such dividends payable in kind for the first five years from the issue date and thereafter in cash. The Series F Preferred Stock is mandatorily redeemable for its liquidation preference plus accrued and unpaid dividends on the 10th anniversary of the issue date. The Series F Preferred Stock is redeemable at the option of the Company prior to the 10th anniversary at premiums (expressed as a percentage of the accreted face value) declining over ten years from 13.5% to 0%. The Company does not currently intend to redeem the Series F Preferred Stock prior to the mandatory redemption date.

     On November 21, 1997, the Company acquired Medical Consultants Imaging Co. ("MCIC"), a Cleveland, Ohio based provider of mobile MRI services, CT services and other outsourced health care services. The acquisition also included MCIC's one-half interest in a limited liability company in Michigan. The purchase price consisted of $12,323,000 cash plus the assumption of approximately $5,517,000 in financing arrangements. MCIC operates 14 mobile MRI systems and several other diagnostic imaging systems, primarily in Ohio, Michigan, Indiana and Pennsylvania.

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

     On March 31, 1998, the Company announced it had signed a definitive agreement with U.S. Diagnostic, Inc., to acquire its subsidiary, Medical Diagnostics, Inc. ("MDI"), a provider of diagnostic imaging services. The transaction is valued at approximately $35,500,000 (including assumption of approximately $5,700,000 of indebtedness) and the Company intends to finance the cash portion of the transaction with bank financing. The transaction is subject to customary conditions and necessary regulatory approvals and is expected to close in May 1998.

     The Company believes that subsequent to the Recapitalization Merger and acquisitions previously mentioned and the incurrence of indebtedness related thereto, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including borrowings available under the Revolving Loan Facility, will be sufficient over the next several years to fund anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Notes and obligations under the Credit Agreement. In addition, the Company continually evaluates potential acquisitions and expects to fund any such acquisitions from its available sources of liquidity, including borrowings under the Revolving Loan Facility.

     The Company's expansion and acquisition strategy may require substantial capital, and no assurance can be given that the Company will be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to the Company, if at all.

     Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly in the preceding section entitled "Liquidity and Capital Resources" and elsewhere in this quarterly report on Form 10-Q, are forward-looking statements. Statements in this quarterly report on Form 10-Q which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as results of operations and financial condition, the consummation of acquisitions and financing transactions and the effect of such transactions on the Company's business and the Company's plans and objectives for future operations and expansion are examples of forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those identified as "Risk Factors" in the Company's Registration Statements on Forms S-2 (No. 333-33817) and S-4 (No. 333-33787). The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. Actual results may materially differ from anticipated results described in these statements.

YEAR 2000

     The Company recently purchased new software for approximately $296,000 which is year 2000 compatible. As a result, the Company does not believe its systems will be adversely affected. However, there is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


     Exhibit No.   Note     Description
     -----------   ----     -----------
     2.1            (6)     Agreement and Plan of Merger dated as of July 23, 1997
                            between the Company and Newport Investment, LLC (the
                            "Recapitalization Merger Agreement").

     2.2            (7)     Amendment No. 1 dated as of August 13, 1997 to the
                            Recapitalization Merger Agreement.

     2.3            (7)     Amendment No. 2 dated as of October 13, 1997 to the
                            Recapitalization Merger Agreement.

     2.4            (7)     Amendment No. 3 dated as of November 10, 1997 to the
                            Recapitalization Merger Agreement.

     2.5            (7)     Guaranty Letter dated July 22, 1997, from AIF III to
                            the Company.

     3.1            (9)     Form of Amended and Restated Certificate of
                            Incorporation of the Company.

     3.2            (9)     By Laws of the Company, as amended.

     4.1            (9)     Form of Indenture for the 9 5/8% Senior Subordinated
                            Notes due 2005 and the Senior Subordinated Floating
                            Rate Notes due 2005 (including the Forms of Notes as
                            Exhibits A and B thereto) between the Company and IBJ
                            Schroder Bank  & Trust Company, as trustee.

     4.2            (9)     Form of Guarantee of the Notes.



     10.1           (6)     Stockholder Agreement dated as of July 23, 1997 among
                            Newport Investment, LLC and the stockholders of the
                            Company party thereto.

     10.2           (4)     Amended and Restated 1991 Stock Option Plan of the
                            Company, including forms of agreement used thereunder.

     10.3          (12)     Alliance Imaging, Inc. 1997 Stock Option Plan including
                            form of option agreement used thereunder.

     10.4           (1)     Form of Indemnification Agreement between the Company
                            and its directors and/or officers.

     10.5           (2)     Employment Agreement dated as of September 9, 1993
                            between the Company and Terry A. Andrues.

     10.6           (2)     Employment Agreement dated as of September 9, 1993
                            between the Company and Jay A. Mericle.

     10.7           (5)     Amended and Restated Employment Agreement dated as of
                            May 15, 1997 between the Company and Terrence M. White.

     10.8           (2)     Employment Agreement dated as of June 6, 1994 between
                            the Company and Neil M. Cullinan.

     10.9           (2)     Employment Agreement dated as of June 6, 1994 between
                            the Company and Cheryl A. Ford.

     10.10          (3)     Employment Agreement dated as of July 7, 1995 between
                            the Company and Michael W. Grismer.

     10.11          (9)     Employment Agreement dated as of July 23, 1997 between
                            the Company and Richard N. Zehner.

     10.12          (9)     Employment Agreement dated as of July 23, 1997 between
                            the Company and Vincent S. Pino.

     10.13          (9)     Agreement Not to Compete dated as of July 23, 1997
                            among Newport Investment, LLC, the Company, Richard N.
                            Zehner and Vincent S. Pino.

     10.14         (12)     Employment Agreement dated as of January 19, 1998
                            between the Company and Kenneth S. Ord.

     10.15         (12)     Agreement Not to Compete dated as of January 19, 1998
                            between the Company and Kenneth S. Ord.



     10.16          (5)     Amended and Restated Long-Term Executive Incentive Plan
                            dated as of July 22, 1997.

     10.17         (11)     Form of Amended and Restated Credit Agreement dated
                            March 12, 1998.

     10.18          (8)     Acquisition Agreement dated as of October 17, 1997
                            among Medical Consultants Imaging Corp., Bondcat Corp.,
                            Chip-Cat Corp., Medical Consultants Scanning Systems,
                            Inc., Alliance Imaging of Ohio, Inc., Alliance Imaging
                            of Michigan, Inc., and Alliance Imaging, Inc.

     10.19         (10)     Agreement and Plan of Merger dated as of January 13,
                            1998 relating to the acquisition of Mobile Technology Inc.

     10.20         (12)     Securities Purchase Agreement dated as of March 12,
                            1998 relating to the acquisition of American Shared
                            Hospital Services and CuraCare, Inc.

     10.21         (12)     Stock Purchase Agreement dated as of March 30, 1998
                            among the Company, US Diagnostic, Inc., and Medical
                            Diagnostics, Inc.

     10.22         (11)     Amendment to Employment Agreement dated as of July 23,
                            1997 between the Company and Richard N. Zehner.

     10.23         (11)     Amendment to Employment Agreement dated as of July 23,
                            1997 between the Company and Vincent S. Pino.

     27.1          (12)     Financial Data Schedule.

---------------------------

(1) Incorporated by reference herein to the indicated exhibits filed in response to Item 16, "Exhibits" of the Company's Registration Statement on Form S-1, No. 33-40805, initially filed on May 24, 1991.

(2) Incorporated by reference herein to the indicated exhibit filed in response to Item 6(a), "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(3) Incorporated by reference herein to exhibit 10.36 filed in response to Item 6(a), "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(4) Incorporated by reference herein to exhibits filed with the Company's Registration Statement on Form S-1, No. 33-40805, initially filed on May 24, 1991 and the Company's definitive Proxy Statement with respect to its Annual Meeting of Stockholders held May 16, 1996.

(5) Incorporated by reference to indicated exhibits filed in response to Item 6, "Exhibits" of the Company's Quarterly report on Form, 10-Q for the quarter ended June 30, 1997.

(6) Incorporated by reference herein to the indicated exhibits filed in response to Item 5, "Exhibits" of the Company's Form 8-K Current Report dated August 1, 1997.

(7)  Incorporated by reference to the indicated exhibits filed in response to
     Item 21, "Exhibits" of the Company's Registration Statement on Form S-4, No. 333-33787, initially filed on August 15, 1997.

(8)  Incorporated by reference to the indicated exhibits filed in response to
     Item 6, "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(9) Incorporated by reference to exhibits filed with the Company Registration Statement on Form S-2, No. 333-33817.

(10) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated January 13, 1998.

(11) Incorporated by reference herein to the indicated exhibits filed in response to Item 14(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(12) Filed herewith.

(b)  REPORTS ON FORM 8-K IN THE FIRST QUARTER OF 1998:

     On January 14, 1998, the Registrant filed a report on Form 8-K announcing that it had signed a definitive Agreement and Plan of Merger (the "Merger Agreement") to acquire all of the outstanding common stock of Mobile Technology Inc. for approximately $100 million (including the assumption of indebtedness).

     On March 23, 1998, the Registrant filed a report on Form 8-K announcing that it had signed a definitive agreement to acquire the medical diagnostic imaging assets of American Shared Hospital Services for approximately $13,600,000 in cash and assumption of approximately $26,100,000 of debt. The transaction is subject to certain conditions including the receipt of regulatory approvals and approval by the shareholders of American Shared Hospital Services.

     On March 27, 1998, the Registrant filed a report on Form 8-K announcing that on March 12, 1998 a wholly-owned subsidiary of the Registrant had consummated the transactions contemplated by the Merger Agreement pursuant to which the Registrant acquired all of the outstanding common stock of Mobile Technology Inc.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ALLIANCE  IMAGING,  INC.



May 14, 1998                           By: /s/ Richard N. Zehner
                                           -------------------------------------
                                            Richard N. Zehner
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 14, 1998.


                Signature                              Title
                ---------                              -----

        /s/ Richard N. Zehner                Chairman of the Board of Directors,
 --------------------------------------      Chief Executive Officer
            Richard N. Zehner                (Principal Executive Officer)


       /s/ Kenneth S. Ord                    Senior Vice President, Chief
 --------------------------------------      Financial Officer
           Kenneth S. Ord                    (Principal Financial Officer)