Form 10-Q
period 1998-06-30
ALLIANCE IMAGING INC /DE/
filed 1998-08-13
CIK 817135

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED: JUNE 30, 1998

                        COMMISSION FILE NUMBER: 0-16334

                            ------------------------

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

                                 (714) 688-7100
               Registrant's telephone number, including area code

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1998:

                    Common Stock, $.01 par value, 4,072,611

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ALLIANCE IMAGING, INC.
                                   FORM 10-Q
                                 JUNE 30, 1998
                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I--FINANCIAL INFORMATION

Item 1--Condensed Financial Statements:

  Condensed Consolidated Balance Sheets--
    June 30, 1998 and December 31, 1997....................................................................           3

  Condensed Consolidated Statements of Operations
    Three and six months ended June 30, 1998 and 1997......................................................           4

  Condensed Consolidated Statements of Cash Flows
    Six months ended June 30, 1998 and 1997................................................................           5

  Notes to Condensed Consolidated Financial Statements.....................................................           6

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations..............           9

PART II--OTHER INFORMATION.................................................................................          16

SIGNATURES.................................................................................................          19

                             ALLIANCE IMAGING, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30,       DECEMBER 31,
                                                                                       1998            1997*
                                                                                  ---------------  --------------
                                                                                    (UNAUDITED)
                                                     ASSETS

Current assets:
  Cash and short-term investments...............................................  $     4,677,000  $   10,798,000
  Accounts receivable, net of allowance for doubtful accounts...................       30,947,000      12,628,000
  Deferred income taxes.........................................................        2,935,000       2,478,000
  Prepaid expenses..............................................................        2,183,000       1,285,000
  Other receivables and other current assets....................................          759,000         472,000
                                                                                  ---------------  --------------
Total current assets............................................................       41,501,000      27,661,000

Equipment, at cost..............................................................      274,487,000     169,468,000
  Less-Accumulated depreciation.................................................     (109,291,000)    (57,255,000)
                                                                                  ---------------  --------------
                                                                                      165,196,000     112,213,000

Goodwill........................................................................      137,418,000      36,149,000
Deferred financing costs........................................................       14,073,000      13,641,000
Deposits and other assets.......................................................       13,625,000       3,991,000
                                                                                  ---------------  --------------
Total assets....................................................................  $   371,813,000  $  193,655,000
                                                                                  ---------------  --------------
                                                                                  ---------------  --------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................................................  $     3,945,000  $    6,677,000
  Accrued compensation and related expenses.....................................        6,826,000       5,982,000
  Other accrued liabilities.....................................................       20,293,000       8,021,000
  Current portion of long-term debt.............................................       12,748,000       6,351,000
                                                                                  ---------------  --------------
Total current liabilities.......................................................       43,812,000      27,031,000

Long-term debt, net of current portion..........................................      384,004,000     227,874,000
Other liabilities...............................................................        1,545,000          86,000
Deferred income taxes...........................................................        9,931,000       6,865,000

Redeemable preferred stock......................................................       15,537,000      14,487,000

Common stock....................................................................           41,000          41,000
Additional paid-in deficit......................................................      (59,672,000)    (59,738,000)
Accumulated deficit.............................................................      (23,385,000)    (22,991,000)
                                                                                  ---------------  --------------
Total liabilities and stockholders' equity......................................  $   371,813,000  $  193,655,000
                                                                                  ---------------  --------------
                                                                                  ---------------  --------------

------------------------

*   Derived from audited financial statements

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ALLIANCE IMAGING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                      ----------------------------  ----------------------------
                                                          1998           1997           1998           1997
                                                      -------------  -------------  -------------  -------------
Revenues............................................  $  51,243,000  $  20,805,000  $  82,484,000  $  39,911,000

Costs and expenses:
  Operating expenses, excluding depreciation........     24,493,000      9,134,000     39,728,000     17,815,000
  Depreciation expense..............................      6,716,000      3,659,000     11,687,000      7,144,000
  Selling, general and administrative expenses......      4,760,000      2,093,000      7,796,000      3,990,000
  Transaction related costs.........................         44,000       --              859,000       --
  Amortization expense, primarily goodwill..........      1,848,000        594,000      2,658,000      1,165,000
  Interest expense, net of interest income..........      8,955,000      1,624,000     15,662,000      3,557,000
                                                      -------------  -------------  -------------  -------------
Total costs and expenses............................     46,816,000     17,104,000     78,390,000     33,671,000
                                                      -------------  -------------  -------------  -------------
Income before income taxes and extraordinary gain
  (loss)............................................      4,427,000      3,701,000      4,094,000      6,240,000
Provision for income taxes..........................      2,127,000      1,290,000      2,127,000      2,125,000
                                                      -------------  -------------  -------------  -------------
Income before extraordinary gain (loss).............      2,300,000      2,411,000      1,967,000      4,115,000
Extraordinary gain (loss), net of taxes.............       --             --           (1,312,000)     1,332,000
                                                      -------------  -------------  -------------  -------------
Net income..........................................      2,300,000      2,411,000        655,000      5,447,000
Less: Preferred stock dividends and financing fee
  accretion.........................................       (541,000)      --           (1,051,000)      --
Add: Excess of carrying amount of preferred stock
  repurchased over consideration paid...............       --             --             --            1,906,000
                                                      -------------  -------------  -------------  -------------
Income (loss) applicable to common stock............  $   1,759,000  $   2,411,000  $    (396,000) $   7,353,000
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

Earnings per common share:
  Income before extraordinary gain (loss)...........  $        0.43  $        0.20  $        0.22  $        0.53
Extraordinary gain (loss), net of taxes.............       --             --                (0.32)          0.12
                                                      -------------  -------------  -------------  -------------
  Net income (loss) per common share................  $        0.43  $        0.20  $       (0.10) $        0.65
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Earnings per common share--assuming dilution:
  Income before extraordinary gain (loss)...........  $        0.41  $        0.16  $        0.22  $        0.45
  Extraordinary gain (loss), net of taxes...........       --             --                (0.31)          0.10
                                                      -------------  -------------  -------------  -------------
Net income (loss) per common share-- assuming
  dilution..........................................  $        0.41  $        0.16  $       (0.09) $        0.55
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ALLIANCE IMAGING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                    ------------------------------
                                                                                         1998            1997
                                                                                    --------------  --------------
OPERATING ACTIVITIES:
Net income........................................................................  $      655,000  $    5,447,000
Adjustments to reconcile net income to net cash provided by operating activities:
  Extraordinary (gain) loss.......................................................       1,312,000      (1,332,000)
  Depreciation and amortization...................................................      14,345,000       8,309,000
  Amortization of deferred financing costs........................................       1,070,000          28,000
  Distributions in excess of (undistributed) equity in income of investee.........        (375,000)         91,000
Changes in operating assets and liabilities:
  Accounts receivable, net........................................................      (3,364,000)       (240,000)
  Prepaid expenses................................................................         768,000        (304,000)
  Other receivables...............................................................         728,000         306,000
  Other assets....................................................................        (540,000)       (451,000)
  Accounts payable, accrued compensation and other accrued liabilities............          18,000       1,661,000
  Other liabilities...............................................................      (3,580,000)        178,000
                                                                                    --------------  --------------
Net cash provided by operating activities.........................................      11,037,000      13,693,000
INVESTING ACTIVITIES:
Equipment purchases...............................................................     (27,976,000)    (19,036,000)
(Increase) decrease in deposits on equipment......................................      (7,232,000)        247,000
Purchase of MRI contracts and related assets of Pacific Medical Imaging, Inc......        --              (756,000)
Purchase of common stock of Mobile Technology Inc., net of cash acquired..........     (94,147,000)       --
Purchase of common stock of Medical Diagnostics, Inc., net of cash acquired.......     (30,896,000)       --
                                                                                    --------------  --------------
Net cash used in investing activities.............................................    (160,251,000)    (19,545,000)
FINANCING ACTIVITIES:
Payment of preferred stock dividends..............................................        --              (471,000)
Repurchase of senior subordinated debentures......................................        --            (2,286,000)
Repurchase of Series A preferred stock............................................        --            (2,523,000)
Principal payments on long-term debt..............................................      (6,367,000)     (9,190,000)
Proceeds from long-term debt......................................................        --            18,123,000
Proceeds from term loan facility..................................................      90,000,000        --
Proceeds from revolving loan facility.............................................      59,394,000        --
Proceeds from senior bridge loan..................................................        --             5,128,000
Proceeds from exercise of employee stock options..................................          66,000          21,000
                                                                                    --------------  --------------
Net cash provided by financing activities.........................................     143,093,000       8,802,000
                                                                                    --------------  --------------
Net (decrease) increase in cash and short-term investments........................      (6,121,000)      2,950,000
Cash and short-term investments, beginning of period..............................      10,798,000      10,867,000
                                                                                    --------------  --------------
Cash and short-term investments, end of period....................................  $    4,677,000  $   13,817,000
                                                                                    --------------  --------------
                                                                                    --------------  --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid...................................................................  $   14,170,000  $    3,727,000
  Income taxes paid...............................................................          81,000         283,000
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Preferred stock dividend accrued and financing fee accretion....................  $    1,051,000  $     --
  Conversion of senior bridge loan into Series D 4% convertible preferred stock...        --            18,000,000

                             ALLIANCE IMAGING, INC.

                                  (UNAUDITED)

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ALLIANCE IMAGING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998

                                  (UNAUDITED)

1. BASIS OF PREPARATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. ("the Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

    The provision for income taxes for the six month period ended June 30, 1998 is higher than the statutory federal rate primarily as a result of permanently non-deductible goodwill amortization expense. The provision for income taxes for the six month period ended June 30, 1997 is less than the statutory federal rate due to the utilization of certain net operating loss carryforwards during the period.

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. For the six months ended June 30, 1998 and 1997, the Company did not have any components of comprehensive income as defined in SFAS 130.

                             ALLIANCE IMAGING, INC.

                                 JUNE 30, 1998

                                  (UNAUDITED)

1. BASIS OF PREPARATION (CONTINUED)
    The following table sets forth the computation of basic and diluted earnings per share:

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                      ----------------------------
                                                                                          1998           1997
                                                                                      -------------  -------------
Numerator:
Income before extraordinary gain (loss).............................................  $   1,967,000  $   4,115,000
Preferred stock dividends...........................................................     (1,021,000)      (185,000)
Financing fee accretion.............................................................        (30,000)      --
Excess of carrying amount of preferred stock repurchased over consideration paid....       --            1,906,000
                                                                                      -------------  -------------
Numerator for basic earnings per share--income available to common stockholders
  before extraordinary gain (loss)..................................................        916,000      5,836,000
Effect of dilutive securities:
  Preferred stock dividends.........................................................       --              185,000
                                                                                      -------------  -------------
Numerator for diluted earnings per share--income available to common stockholders
  after assumed conversions.........................................................  $     916,000  $   6,021,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------

Denominator:
Denominator for basic earnings per share--weighted average shares...................      4,061,000     10,928,000
Effect of dilutive securities:
Convertible preferred stock.........................................................       --            1,648,000
Employee stock options and common stock warrants....................................        129,000        933,000
                                                                                      -------------  -------------
Denominator for diluted earnings per share --adjusted weighted-average shares.......      4,190,000     13,509,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Basic earnings per share before extraordinary gain (loss)...........................  $        0.22  $        0.53
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Diluted earnings per share before extraordinary gain (loss).........................  $        0.22  $        0.45
                                                                                      -------------  -------------
                                                                                      -------------  -------------

2. ACQUISITIONS

    On March 12, 1998, the Company acquired Mobile Technology Inc. ("MTI"). The purchase price consisted of $58,300,000 for all of the equity interests in MTI, plus direct acquisition costs of approximately $2,000,000. In connection with the acquisition, the Company also refinanced $37,400,00 of MTI's outstanding debt and paid MTI direct transaction costs of $3,500,000. To finance these expenditures, the Company increased its existing term loan facility by $20,000,000 to provide total availability of $70,000,000, established a new $50,000,000 term loan facility and borrowed an aggregate of $90,000,000 thereunder, for which the Company incurred debt issuance costs of approximately $2,800,000. The Company also borrowed $5,400,000 under its revolving loan facility and used $8,500,000 of cash on hand at MTI to complete the financing requirements. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of MTI have been included in the Company's consolidated financial statements from the date of acquisition. The goodwill recorded as a result of this acquisition was approximately $79,000,000, which is being amortized on a straight-line basis over 20 years. The allocation of the MTI

                             ALLIANCE IMAGING, INC.

                                 JUNE 30, 1998

                                  (UNAUDITED)

2. ACQUISITIONS (CONTINUED)
purchase price is tentative pending completion of fair value determinations for the net assets acquired. The allocation may change with the completion of these determinations.

    Also on March 12, 1998, the Company announced it had signed a definitive agreement to acquire all of the equity interests in two operating subsidiaries of American Shared Hospital Services ("American Shared"), which provide diagnostic imaging services, for approximately $13,600,000 in cash and assumption of approximately $26,100,000 of debt in a transaction that is expected to be consummated during the third quarter of 1998. The proposed transaction is subject to certain conditions including receipt of regulatory approvals and approval by the shareholders of American Shared. On May 29, 1998, the Company and American Shared received a request from the U.S. Federal Trade Commission ("FTC") for additional information in connection with this proposed acquisition. The Company and American Shared are currently in the process of responding to the FTC's request. Recognizing that the closing of the proposed acquisition may be delayed because of the FTC's request for information, the parties amended the American Shared Securities Purchase Agreement to provide for a termination date of October 31, 1998.

    On May 19, 1998, the Company acquired Medical Diagnostics, Inc. ("MDI"), a subsidiary of U. S. Diagnostic, Inc. The purchase price consisted of approximately $31,000,000 plus the assumption of approximately $5,900,000 in financing arrangements. The Company borrowed $30,000,000 under its revolving loan facility to finance the transaction. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of MDI have been included in the Company's consolidated financial statements from the date of acquisition. The goodwill recorded as a result of this acquisition was approximately $25,400,000 and is being amortized on a straight-line basis over 20 years. The allocation of the MDI purchase price is tentative pending completion of fair value determinations for the net assets acquired. The allocation may change with the completion of these determinations.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a leading nationwide provider of diagnostic imaging services and the largest operator of state-of-the-art mobile diagnostic imaging systems and related outsourced radiology services in the United States. The Company primarily provides magnetic resonance imaging ("MRI") systems and services to hospitals and other health care providers on a mobile, shared user basis. The Company also provides dedicated, full-time MRI systems and services as well as full-service management of imaging operations for selected hospitals. The Company's services enable small to mid-size hospitals to gain access to advanced diagnostic imaging technology and related value-added services without making a substantial investment in equipment and personnel. The Company operates a fleet of 216 MRI systems and services 823 customers in 43 states as of June 30, 1998.

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

    Since the beginning of 1995, the Company has substantially increased revenues by adding new customers and increasing scan volumes at existing customer sites. During the same period, the growth rate of the Company's EBITDA (income before income taxes, plus depreciation, amortization and net interest expense), excluding expenses associated with the Recapitalization Merger (as hereinafter defined), has exceeded the growth rate of revenues as a result of spreading costs (which are primarily fixed) over a larger revenue base and implementing cost reduction and containment measures.

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

    The Company also provides computed tomography ("CT") services and other imaging services. Revenues from CT services and other imaging services accounted for approximately 7% of the Company's revenues for the six months ended June 30, 1998.

    On November 21, 1997, the Company acquired Medical Consultants Imaging Co. ("MCIC"), a Cleveland, Ohio based provider of mobile MRI services, CT services and other outsourced health care services. The acquisition also included MCIC's one-half interest in a limited liability company in Michigan. The purchase price consisted of $12,323,000 cash plus the assumption of approximately $5,517,000 in financing arrangements. MCIC operated 14 mobile MRI systems and several other diagnostic imaging systems, primarily in Ohio, Michigan, Indiana and Pennsylvania.

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

    On March 12, 1998, the Company acquired Mobile Technology Inc. ("MTI"), which management believes was the second largest provider of mobile MRI services in the United States, in a transaction accounted for as a purchase. The Company has included the operations of MTI in its consolidated financial statements from the date of acquisition. This acquisition added 68 MRI systems operating in 31 states, 3 CT systems, 9 lithotripsy systems, and 3 brachytherapy systems to the Company's equipment fleet. The purchase price consisted of $58,300,000 for all of the equity interests in MTI plus direct acquisition costs of approximately $2,000,000. In connection with the acquisition, the Company also refinanced $37,400,000 of MTI's outstanding debt and paid MTI direct transaction costs of $3,500,000. To finance these expenditures, the Company increased its existing term loan facility by $20,000,000 to provide total availability of $70,000,000, established a new $50,000,000 term loan facility and borrowed an aggregate of $90,000,000 thereunder, for which the Company incurred debt issuance costs of approximately $2,800,000. The Company also borrowed $5,400,000 under its revolving loan facility and used $8,500,000 of cash on hand at MTI to complete the financing requirements. The goodwill recorded as a result of this acquisition was approximately $79,000,000, which is being amortized on a straight-line basis over 20 years. The allocation of the MTI purchase price is tentative pending completion of fair value determinations for the net assets acquired. The allocation may change with the completion of these determinations.

    On May 19, 1998, the Company acquired Medical Diagnostics, Inc. ("MDI"), a subsidiary of U. S. Diagnostic, Inc. The purchase price consisted of approximately $31,000,000 plus the assumption of approximately $7,400,000 in financing arrangements. The Company borrowed $30,000,000 under its revolving loan facility to finance the transaction. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of MDI have been included in the Company's consolidated financial statements from the date of acquisition. The goodwill recorded as a result of this acquisition was approximately $25,400,000 and is being amortized on a straight-line basis over 20 years. The allocation of the MDI purchase price is tentative pending completion of fair value determinations for the net assets acquired. The allocation may change with the completion of these determinations.

RESULTS OF OPERATIONS

    SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997--Revenues for the first six months of 1998 were $82,484,000, an increase of $42,573,000, or 106.7%, over 1997, primarily due to the MTI and MDI acquisitions. These acquisitions accounted for approximately $25,680,000 of the increase. The remaining increase reflects higher scan-based MRI revenue, MRI revenue under fixed fee contracts and other revenue items (including revenue for other modalities). Overall, MRI revenue increased

$34,801,000, as a result of a 73.5% increase in total scan volume partially offset by a 5.2% decrease in the average revenue realized per MRI scan. The average daily scan volume per MRI system increased 17.1% to 8.2 from 7.0 in 1997. Management attributes the non-acquisition volume increase to the Company's continuing MRI systems upgrade program, which has enabled the Company to obtain new, long-term contracts from both existing and new customers, and to the continuing positive effect of marketing programs implemented in early 1997. Management believes the decrease in average revenue realized per scan is the result of many customers achieving discount price levels in incremental scan volume; obtaining contracts with customers that have high scan volumes which justify lower scan prices; and continuing competitive pressure in the MRI service industry and cost containment efforts by health care payors. Other revenue increased $7,772,000, or 268.1% partly due to a $2,579,000 increase in contract management service revenue as a result of the Company commencing these service arrangements primarily in connection with the MCIC acquisition. The remainder of the increase in other revenue was primarily due to an increase in CT, nuclear medicine, and lithotripsy revenue.

    The Company operated 216 MRI systems at June 30, 1998 compared to 90 MRI systems at June 30, 1997. The increase was primarily a result of the MTI acquisition and to a lesser degree the MCIC and MDI acquisitions.

    Operating expenses, excluding depreciation, totaled $39,728,000 in the first six months of 1998, an increase of $21,913,000, or 123.0% from the first six months of 1997. Payroll and related employee expenses increased $8,769,000, or 120.5%, primarily as a result of acquisitions, an increase in operating staffing levels necessary to support new units in operation and increased scans per unit. Preventative maintenance and cryogen expense increased $2,816,000, or 61.1%, due to an increase in the number of systems in service and the expiration of warranties on an increased number of MRI systems. Equipment rental expense increased $3,634,000, or 264.7%, resulting from a higher number of leased MRI systems in operation and the Company's leasing of 25 new tractors after the first six months of 1997. Expenses associated with contract management services increased $1,764,000 as a result of the Company commencing these service arrangements primarily in connection with the MCIC acquisition.

    Depreciation expense during the first six months of 1998 totaled $11,687,000, an increase of $4,543,000, or 63.6% from the 1997 level principally due to a higher amount of depreciable assets associated with equipment additions and upgrades and equipment acquired through acquisitions. Amortization expense during the first six months of 1998 increased $1,493,000, or 128.1%, over the 1997 period as a result of the acquisitions made after the first six months of 1997.

    Selling, general and administrative expenses totaled $7,796,000 in the first six months of 1998, an increase of $3,806,000 or 95.4%, from the same period in 1997. Payroll and related expenses increased $2,137,000, or 90.4%, primarily as a result of increased employee compensation related to increased staffing levels necessary to support the Company's increased level of operations. Bad debt expense increased $1,000,000 primarily as a result of applying Alliance's more conservative bad debt reserve policy to the acquired MTI and MDI operations.

    The transaction related costs primarily represent a special non-recurring bonus paid in connection with the MTI acquisition.

    Interest expense of $15,662,000 in the first six months of 1998 was $12,105,000, or 340.3%, higher than 1997, as a result of higher average outstanding debt balances during 1998 as compared to 1997. This increase was primarily related to debt incurred in connection with the Recapitalization Merger and the MTI and MDI acquisitions.

    An income tax provision of $2,127,000 was recorded in the first six months of 1998. The effective tax rate increased to 52.0% in 1998 from 34.0% in 1997 primarily as a result of an increase in permanently non-deductible goodwill amortization expense.

    The Company's income before extraordinary loss was $1,967,000 in the first six months of 1998 compared to income before extraordinary gain of $4,115,000 in the first six months of 1997, a decrease of $2,148,000, primarily attributable to increased interest, depreciation, and amortization costs and the one-time bonus payment made in connection with the MTI acquisition. The Company reported an extraordinary loss of $1,312,000 on early extinguishment of debt in the first six months of 1998. The Company reported an extraordinary gain, net of income taxes, in the first six months of 1997 of $1,332,000, on early extinguishment of debt. The earnings per common share calculations reflect preferred dividend requirements and financing fee accretion of $1,051,000 in the first six months of 1998 and none in the first six months of 1997.

    QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997--Revenues for the second quarter of 1998 were $51,243,000, an increase of $30,438,000, or 146.3%, over 1997, primarily due to the MTI and MDI acquisitions. These acquisitions accounted for $21,711,000 of the increase. The remaining increase reflects higher scan-based MRI revenue, MRI revenue under fixed fee contracts and other revenue items (including revenue for other modalities). Overall, MRI revenue increased $25,517,000, as a result of a 142.7% increase in total scan volume partially offset by a 4.5% decrease in the average revenue realized per MRI scan. The average daily scan volume per MRI system increased 18.1% to 8.5 from 7.2 in the second quarter of 1997. Management attributes the non-acquisition volume increase to the Company's continuing MRI systems upgrade program, which has enabled the Company to obtain new, long-term contracts from both existing and new customers, and to the continuing positive effect of marketing programs implemented in early 1997. Management believes the decrease in average revenue realized per scan is the result of many customers achieving discount price levels in incremental scan volume; obtaining contracts with customers that have high scan volumes which justify lower scan prices; and continuing competitive pressure in the MRI service industry and cost containment efforts by health care payors. Other revenue increased $4,921,000, or 337.5% partly related to a $1,276,000 increase in contract management service revenue as a result of the Company commencing these service arrangements primarily in connection with the MCIC acquisition. The remainder of the increase in other revenue was primarily due to an increase in CT, nuclear medicine, and lithotripsy revenue.

    Operating expenses, excluding depreciation, totaled $24,493,000 in the second quarter of 1998, an increase of $15,359,000, or 168.2%, from the second quarter of 1997. Payroll and related employee expenses increased $6,205,000, or 164.2%, primarily as a result of acquisitions, an increase in operating staffing levels necessary to support new units in operation and increased scans per unit. Preventative maintenance and cryogen expense increased $2,109,000, or 94.6%, due to an increase in the number of systems in service and the expiration of warranties on an increased number of MRI systems. Equipment rental expense increased $2,225,000, or 324.3%, resulting from a higher number of leased MRI systems in operation and the Company's leasing of 25 new tractors after the second quarter of 1997. Expenses associated with contract management services increased $770,000 as a result of the Company commencing these service arrangements primarily in connection with the MCIC acquisition.

    Depreciation expense during the second quarter of 1998 totaled $6,716,000, an increase of $3,057,000, or 83.5% from the 1997 level principally due to a higher amount of depreciable assets associated with equipment additions and upgrades and equipment acquired through acquisitions. Amortization expense during the first six months of 1998 increased $1,254,000, or 211.1%, over the 1997 period as a result of the acquisitions made after the second quarter of 1997.

    Selling, general and administrative expenses totaled $4,760,000 in the second quarter of 1998, an increase of $2,667,000 or 127.4%, from the same period in 1997. Payroll and related expenses increased $1,434,000, or 126.6%, primarily as a result of increased employee compensation related to increased staffing levels necessary to support the Company's increased level of operations. Bad debt expense increased $861,000 primarily as a result of applying Alliance's more conservative bad debt reserve policy to the acquired MTI and MDI operations.

    Interest expense of $8,955,000 in the second quarter of 1998 was $7,331,000, or 451.4%, higher than 1997, as a result of higher average outstanding debt balances during 1998 as compared to 1997. This increase was primarily related to debt incurred in connection with the Recapitalization Merger and the MTI and MDI acquisitions.

    An income tax provision of $2,127,000 was recorded in the second quarter of 1998. The effective tax rate increased to 48.0% in 1998 from 34.8% in 1997 primarily as a result of an increase in permanently non-deductible goodwill amortization expense.

    The Company's income before extraordinary loss was $2,300,000 in the second quarter of 1998 compared to income before extraordinary gain of $2,411,000 in the second quarter of 1997, a decrease of $111,000, primarily attributable to increased interest, depreciation, and amortization costs. The earnings per common share calculations reflect preferred dividend requirements and financing fee accretion of $541,000 in the second quarter of 1998 and none in the second quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generated $11,037,000 and $13,693,000 from operating activities during the first six months of 1998 and 1997, respectively. Capital expenditures, consisting primarily of new equipment purchases, totaled $27,976,000 and $19,036,000 during the six months ended June 30, 1998 and 1997, respectively. Since January 1, 1998, the Company has purchased 18 new MRI systems, including replacement systems. The Company expects to purchase additional equipment under binding commitments in 1998 and finance such purchases with the Company's revolving loan facility.

    The Company's primary cash needs consist of capital expenditures and debt service. The Company incurs capital expenditures for the purposes of (i) providing routine upgrades of its MRI systems; (ii) replacing or making major upgrades to older, less advanced systems with new state-of-the-art systems; and
(iii) purchasing new systems. The Company expects capital expenditures to be approximately $65,000,000 in 1998, which primarily reflects the anticipated purchase of 38 new MRI systems, including replacement systems. The Company's decision to purchase a new system is typically predicated on obtaining new or extending existing customer contracts, which serve as the basis of demand for the new system.

    As a result of the Recapitalization Merger, the Company issued $185,000,000 of Notes (consisting of $140,000,000 Senior Subordinated Notes due 2005, bearing interest at the rate of 9 5/8% per annum; and $45,000,000 Floating Interest Rate Subordinated Term Securities due 2005, bearing interest at a rate per annum equal to LIBOR plus 4.19%) which are payable semiannually, and require no principal repayments until maturity. The Company also entered into a $125,000,000 Credit Agreement consisting of a $50,000,000 Term Loan Facility ($50,000,000 of which was funded at June 30, 1998) and a $75,000,000 Revolving Loan Facility ($59,400,000 of which was funded at June 30, 1998), and carried over approximately $12,700,000 of other obligations. The Term Loan matures on the sixth anniversary of the initial borrowing and requires annual principal repayments of one percent per year during the first five years and the outstanding principal amount in the sixth year. The Revolving Loan Facility matures on the fifth anniversary of the initial borrowing and has mandatory commitment reductions of $37,500,000 on the fourth and fifth anniversaries of the initial borrowing. The Credit Agreement contains restrictive covenants, which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness. In addition, the Credit Agreement requires loans to be prepaid with 100% of the net proceeds of non-ordinary-course asset sales or other dispositions of property, issuances of debt obligations and certain preferred stock and certain insurance proceeds, 75% of annual excess cash flow and 50% of the net proceeds from common equity and certain preferred stock issuances, in each case subject to limited exceptions. Voluntary prepayments are permitted in whole or in part.

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

    On November 21, 1997, the Company acquired Medical Consultants Imaging Co. ("MCIC"), a Cleveland, Ohio based provider of mobile MRI services, CT services and other outsourced health care services. The acquisition also included MCIC's one-half interest in a limited liability company in Michigan. The purchase price consisted of $12,323,000 cash plus the assumption of approximately $5,517,000 in financing arrangements. MCIC operated 14 mobile MRI systems and several other diagnostic imaging systems, primarily in Ohio, Michigan, Indiana and Pennsylvania.

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

    Also on March 12, 1998, the Company announced it had signed a definitive agreement to acquire all of the equity interests in two operating subsidiaries of American Shared Hospital Services ("American Shared"), which provide diagnostic imaging services, for approximately $13,600,000 in cash and assumption of approximately $26,100,000 of debt in a transaction that is expected to be consummated during the third quarter of 1998. The proposed transaction is subject to certain conditions including receipt of regulatory approvals and approval by the shareholders of American Shared. On May 29, 1998, the Company and American Shared received a request from the U.S. Federal Trade Commission ("FTC") for additional information in connection with this proposed acquisition. The Company and American Shared are currently in the process of responding to the FTC's request. Recognizing that the closing of the proposed acquisition may be delayed because of the FTC's request for information, the parties amended the American Shared Securities Purchase Agreement to provide for a termination date of October 31, 1998.

    On May 19, 1998, the Company acquired Medical Diagnostics, Inc. ("MDI"), a subsidiary of U. S. Diagnostic, Inc. The Company borrowed $30,000,000 under its revolving loan facility to finance the transaction.

    The Company believes that subsequent to the Recapitalization Merger and acquisitions previously mentioned and the incurrence of indebtedness related thereto, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including borrowings available under the Revolving Loan Facility, will be sufficient over the next several years to fund necessary capital expenditures and make required payments of principal and interest on its debt, including payments due on the Notes and obligations under the Credit Agreement. The Company is presently considering options to provide additional funds for acquisitions and anticipated additional capital expenditures.

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

YEAR 2000

    The Company has assessed and continues to assess the impact of the Year 2000 Issue on its financial reporting systems and operations. The Year 2000 Issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs or equipment that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 or not recognize the date at all, which could result in system and/or equipment failures or system and/or equipment miscalculations. During the six months ended June 30, 1998, the Company purchased new Year 2000 compatible financial reporting software which has now been successfully implemented. The cost of this software was approximately $455,000, including installation. As a result, the Company does not believe that its financial reporting capabilities will be adversely affected by the Year 2000 Issue. The Company is also developing a plan to modify other systems and equipment applications. Based on preliminary information, costs of addressing these items are currently not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 Issues in a timely manner.

                           PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

EXHIBIT
NO.     NOTE                              DESCRIPTION
------  --------------------------------------------------------------------------
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

  2.5    (7) Guaranty Letter dated July 22, 1997 from AIF III to the Company.

  3.1    (9) Form of Amended and Restated Certificate of Incorporation of the
              Company.

  3.2    (9) By Laws of the Company, as amended.

  4.1    (9) Form of Indenture for the 9 5/8% Senior Subordinated Notes due 2005
              and the Senior Subordinated Floating Rate Notes due 2005 (including the Forms of Notes as Exhibits A and B thereto) between the Company and IBJ Schroeder Bank & Trust Company, as trustee.

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

 10.8    (2) Employment Agreement dated as of June 6, 1994 between the Company and
              Neil M. Cullinan.

 10.9    (2) Employment Agreement dated as of June 6, 1994 between the Company and
              Cheryl A. Ford.

 10.10   (3) Employment Agreement dated as of July 7, 1995 between the Company and
              Michael W. Grismer.

 10.11   (9) Employment Agreement dated as of July 23, 1997 between the Company and
              Richard N. Zehner.

EXHIBIT
NO.     NOTE                              DESCRIPTION
------  --------------------------------------------------------------------------
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

 10.14  (12) Employment Agreement dated as of January 19, 1998 between the Company and Kenneth S. Ord.

 10.15  (12) Agreement Not to Compete dated as of January 19, 1998 between the
              Company and Kenneth S. Ord.

 10.16   (5) Amended and Restated Long-Term Executive Incentive Plan dated as of
              July 22, 1997.

 10.17  (11) Form of Amended and Restated Credit Agreement dated March 12, 1998.

 10.18   (8) Acquisition Agreement dated as of October 17, 1997 among Medical
              Consultants Imaging Corp., Bondcat Corp., Chip-Cat Corp., Medical
              Consultants' Scanning Systems, Inc., Alliance Imaging of Ohio, Inc.,
              Alliance Imaging of Michigan, Inc., and Alliance Imaging, Inc.

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

 10.21  (12) Stock Purchase Agreement dated as of March 30, 1998 among the Company,
              US Diagnostic, Inc., and Medical Diagnostics, Inc.

 10.22  (11) Amendment to Employment Agreement dated as of July 23, 1997 between the Company and Richard N. Zehner.

 10.23  (11) Amendment to Employment Agreement dated as of July 23, 1997 between the Company and Vincent S. Pino.

 27.1   (13) Financial Data Schedule.

------------------------

 (1) Incorporated by reference herein to the indicated exhibit filed in response to Item 16, "Exhibits" of the Company's Registration Statement on Form S-1, No. 33-40805, initially filed on May 24, 1991.

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

 (5) Incorporated by reference herein to the indicated exhibit filed in response to Item 6(a), "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

 (6) Incorporated by reference herein to the indicated exhibit filed in response to Item 5, "Exhibits" of the Company's Form 8-K Current Report dated August 1, 1997.

 (7) Incorporated by reference to the indicated exhibit filed in response to
     Item 21, "Exhibits" of the Company's Registration Statement on Form S-4, No. 333-33787, initially filed on August 15, 1997.

 (8) Incorporated by reference to the indicated exhibit filed in response to
     Item 6(a), "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

 (9) Incorporated by reference to exhibits filed with the Company Registration Statement on Form S-2, No. 333-33817.

 (10) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated January 13, 1998.

 (11) Incorporated by reference herein to the indicated exhibit filed in response to Item 14(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

 (12) Incorporated by reference herein to the indicated exhibit filed in response to Item 6(a), "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

 (13) Filed herewith.

 (b)Reports on Form 8-K in the second quarter of 1998:

    On May 26, 1998, the Registrant filed a report on Form 8-K/A, which amended the Registrant's Current Report on Form 8-K filed on March 27, 1998. The Form 8-K/A included the historical financial statements of Mobile Technology Inc. ("MTI") and the related pro forma financial information associated with the Registrant's acquisition of MTI.

    On June 16, 1998, the Registrant filed a report on Form 8-K disclosing a second request from the FTC related to the American Shared acquisition.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ALLIANCE IMAGING, INC.

August 13, 1998                 By:            /s/ RICHARD N. ZEHNER
                                     -----------------------------------------
                                                 Richard N. Zehner
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 13, 1998.

          SIGNATURE                            TITLE
------------------------------  -----------------------------------

    /s/ RICHARD N. ZEHNER       Chairman of the Board of Directors,
------------------------------    Chief Executive Officer
      Richard N. Zehner           (Principal Executive Officer)

      /s/ KENNETH S. ORD        Senior Vice President and Chief
------------------------------    Financial Officer (Principal
        Kenneth S. Ord            Financial Officer)