Form 10-Q
period 1998-09-30
ALLIANCE IMAGING INC /DE/
filed 1998-11-12
CIK 817135

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR QUARTER ENDED:  SEPTEMBER 30, 1998

                        COMMISSION FILE NUMBER:  0-16334

                            ------------------------

                             ALLIANCE IMAGING, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                             33-0239910
    (State or other jurisdiction of         (IRS Employer Identification
     incorporation or organization)                    Number)

                       1065 NORTH PACIFICENTER DRIVE
                                 SUITE 200
                         ANAHEIM, CALIFORNIA 92806
                  (Address of principal executive office)

                                 (714) 688-7100
               Registrant's telephone number, including area code

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1998:

                    Common Stock, $.01 par value, 4,072,611

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ALLIANCE IMAGING, INC.
                                   FORM 10-Q
                               SEPTEMBER 30, 1998

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I -- FINANCIAL INFORMATION

Item 1 -- Condensed Financial Statements:

    Condensed Consolidated Balance Sheets - September 30, 1998 and December 31, 1997.......................           3

    Condensed Consolidated Statements of Operations
    Three and nine months ended September 30, 1998 and 1997................................................           4

    Condensed Consolidated Statements of Cash Flows
    Nine months ended September 30, 1998 and 1997..........................................................           5

    Notes to Condensed Consolidated Financial Statements...................................................           7

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations............          10

PART II -- OTHER INFORMATION...............................................................................          17

Item 4 -- Submission of Matters to a Vote of Security Holders..............................................          17

SIGNATURES.................................................................................................          21

PART 1 -- FINANCIAL INFORMATION
ITEM 1 -- CONDENSED FINANCIAL STATEMENTS

                             ALLIANCE IMAGING, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                                     DECEMBER 31,
                                                                                                        1997*
                                                                                      SEPTEMBER 30,  ------------
                                                                                          1998
                                                                                      -------------
                                                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and short-term investments...................................................   $     4,191    $   10,798
  Accounts receivable, net of allowance for doubtful accounts.......................        32,900        12,628
  Deferred income taxes.............................................................         2,935         2,478
  Prepaid expenses..................................................................         2,543         1,285
  Other receivables and other current assets........................................           647           472
                                                                                      -------------  ------------
Total current assets................................................................        43,216        27,661

Equipment, at cost..................................................................       251,804       169,468
  Less -- Accumulated depreciation..................................................       (71,257)      (57,255)
                                                                                      -------------  ------------
                                                                                           180,547       112,213

Goodwill............................................................................       134,040        36,149
Deferred financing costs............................................................        12,124        13,641
Deposits and other assets...........................................................        10,218         3,991
                                                                                      -------------  ------------
Total assets........................................................................   $   380,145    $  193,655
                                                                                      -------------  ------------
                                                                                      -------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................................   $     6,241    $    6,677
  Accrued compensation and related expenses.........................................         6,329         5,982
  Other accrued liabilities.........................................................        24,083         8,021
  Current portion of long-term debt.................................................        12,684         6,351
                                                                                      -------------  ------------
Total current liabilities...........................................................        49,337        27,031

Long-term debt, net of current portion..............................................       385,936       227,874
Other liabilities...................................................................         1,026            86
Deferred income taxes...............................................................         9,931         6,865

Redeemable preferred stock..........................................................        16,096        14,487

Common stock........................................................................            41            41
Additional paid-in deficit..........................................................       (59,672)      (59,738)
Accumulated deficit.................................................................       (22,550)      (22,991)
                                                                                      -------------  ------------
Total liabilities and stockholders' equity..........................................   $   380,145    $  193,655
                                                                                      -------------  ------------
                                                                                      -------------  ------------

* Derived from audited financial statements

            See Notes to Condensed Consolidated Financial Statements

                             ALLIANCE IMAGING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                     ----------------------  ----------------------
                                                        1998        1997        1998        1997
                                                     ----------  ----------  ----------  ----------
Revenues...........................................  $   56,229  $   22,374  $  138,713  $   62,285

Costs and expenses:
  Operating expenses, excluding depreciation.......      27,096       9,684      66,824      27,499
  Depreciation expense.............................       7,224       4,078      18,911      11,222
  Selling, general and administrative expenses.....       5,079       2,261      12,875       6,251
  Transaction related costs........................         499          --       1,358          --
  Amortization expense, primarily goodwill.........       2,087         602       4,745       1,767
  Interest expense, net of interest income.........       9,479       1,758      25,141       5,315
                                                     ----------  ----------  ----------  ----------
Total costs and expenses...........................      51,464      18,383     129,854      52,054
                                                     ----------  ----------  ----------  ----------
Income before income taxes and extraordinary gain
  (loss)...........................................       4,765       3,991       8,859      10,231
Provision for income taxes.........................       2,411       1,355       4,538       3,480
                                                     ----------  ----------  ----------  ----------
Income before extraordinary gain (loss)............       2,354       2,636       4,321       6,751
Extraordinary gain (loss), net of taxes............        (959)         --      (2,271)      1,332
                                                     ----------  ----------  ----------  ----------
Net income.........................................       1,395       2,636       2,050       8,083
Less: Preferred stock dividends and financing fee
  accretion........................................        (558)         --      (1,609)         --
Add: Excess of carrying amount of preferred stock
  repurchased over consideration paid..............          --          --          --       1,906
                                                     ----------  ----------  ----------  ----------
Income applicable to common stock..................  $      837  $    2,636  $      441  $    9,989
                                                     ----------  ----------  ----------  ----------
                                                     ----------  ----------  ----------  ----------

Earnings per common share:
  Income before extraordinary gain (loss)..........  $     0.44  $     0.22  $     0.67  $     0.75
  Extraordinary gain (loss), net of taxes..........       (0.23)         --       (0.56)       0.13
                                                     ----------  ----------  ----------  ----------
  Net income per common share......................  $     0.21  $     0.22  $     0.11  $     0.88
                                                     ----------  ----------  ----------  ----------
                                                     ----------  ----------  ----------  ----------
Earnings per common share -- assuming dilution:
  Income before extraordinary gain (loss)..........  $     0.42  $     0.17  $     0.64  $     0.62
  Extraordinary gain (loss), net of taxes..........       (0.22)         --       (0.54)       0.09
                                                     ----------  ----------  ----------  ----------
  Net income per common share -- assuming
  dilution.........................................  $     0.20  $     0.17  $     0.10  $     0.71
                                                     ----------  ----------  ----------  ----------
                                                     ----------  ----------  ----------  ----------

            See Notes to Condensed Consolidated Financial Statements

                             ALLIANCE IMAGING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                      ----------------------
                                                                                         1998        1997
                                                                                      ----------  ----------
OPERATING ACTIVITIES:
Net income..........................................................................  $    2,050  $    8,083
Adjustments to reconcile net income to net cash provided by operating activities:
  Extraordinary (gain) loss.........................................................       2,271      (1,332)
  Depreciation and amortization.....................................................      23,656      12,989
  Amortization of deferred financing costs..........................................       1,593          42
  Distributions in excess of (undistributed) equity in income of investee...........        (431)         85
Changes in operating assets and liabilities:
  Accounts receivable, net..........................................................      (5,317)     (1,630)
  Prepaid expenses..................................................................         408        (287)
  Other receivables.................................................................         731         230
  Other assets......................................................................      (1,177)     (1,302)
  Accounts payable, accrued compensation and other accrued liabilities..............       6,974       5,053
  Other liabilities.................................................................      (4,099)        159
                                                                                      ----------  ----------
Net cash provided by operating activities...........................................      26,659      22,090
INVESTING ACTIVITIES:
Equipment purchases.................................................................     (47,449)    (32,940)
(Increase) decrease in deposits on equipment........................................      (4,432)        150
Purchase of MRI contracts and related assets of Pacific Medical Imaging, Inc........          --        (756)
Purchase of common stock of Mobile Technology Inc., net of cash acquired............     (94,147)         --
Purchase of common stock of Medical Diagnostics, Inc., net of cash acquired.........     (31,156)         --
                                                                                      ----------  ----------
Net cash used in investing activities...............................................    (177,184)    (33,546)
FINANCING ACTIVITIES:
Payment of preferred stock dividends................................................          --        (653)
Repurchase of senior subordinated debentures........................................          --      (2,286)
Repurchase of Series A preferred stock..............................................          --      (2,523)
Principal payments on long-term debt................................................      (9,557)    (14,324)
Payments on revolving loan facility.................................................     (53,576)         --
Proceeds from long-term debt........................................................          --      25,782
Proceeds from term loan facility....................................................     145,000          --
Proceeds from revolving loan facility...............................................      62,970          --
Proceeds from senior bridge loan....................................................          --       5,128
Increase in deferred financing costs................................................        (985)         --
Proceeds from exercise of employee stock options....................................          66          22
                                                                                      ----------  ----------
Net cash provided by financing activities...........................................     143,918      11,146
                                                                                      ----------  ----------
Net (decrease) increase in cash and short-term investments..........................      (6,607)       (310)
Cash and short-term investments, beginning of period................................      10,798      10,867
                                                                                      ----------  ----------
Cash and short-term investments, end of period......................................  $    4,191  $   10,557
                                                                                      ----------  ----------
                                                                                      ----------  ----------

                             ALLIANCE IMAGING, INC.

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                      ----------------------
                                                                                         1998        1997
                                                                                      ----------  ----------
Supplemental disclosure of cash flow information:
  Interest paid.....................................................................  $   19,427  $    5,562
  Income taxes paid.................................................................         119         337
Supplemental disclosure of noncash investing and financing activities:
  Preferred stock dividend accrued and financing fee accretion......................  $    1,609  $       --
  Conversion of senior bridge loan into Series D 4% convertible preferred stock.....          --      18,000
  Conversion of Series C 5% convertible preferred stock into common stock...........          --         388

            See Notes to Condensed Consolidated Financial Statements

                             ALLIANCE IMAGING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. BASIS OF PREPARATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. ("the Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

    The provision for income taxes for the nine month period ended September 30, 1998 is higher than the statutory federal rate primarily as a result of non-deductible goodwill amortization expense. The provision for income taxes for the nine month period ended September 30, 1997 is less than the statutory federal rate due to the utilization of certain net operating loss carryforwards during the period.

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. For the nine months ended September 30, 1998 and 1997, the Company did not have any components of other comprehensive income as defined in SFAS 130.

                             ALLIANCE IMAGING, INC.

                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. BASIS OF PREPARATION (CONTINUED)
    The following table sets forth the computation of basic and diluted earnings per share:

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                          --------------------
                                                                                            1998       1997
                                                                                          ---------  ---------
Numerator:
Income before extraordinary gain (loss).................................................  $   4,321  $   6,751
Preferred stock dividends...............................................................     (1,564)      (385)
Financing fee accretion.................................................................        (45)        --
Excess of carrying amount of preferred stock repurchased over consideration paid........         --      1,906
                                                                                          ---------  ---------
Numerator for basic earnings per share - income available to common stockholders before
 extraordinary gain (loss)..............................................................      2,712      8,272
Effect of dilutive securities:
Preferred stock dividends...............................................................         --        385
                                                                                          ---------  ---------
Numerator for diluted earnings per share -- income available to common stockholders
 after assumed conversions..............................................................  $   2,712  $   8,657
                                                                                          ---------  ---------
                                                                                          ---------  ---------
Denominator:
Denominator for basic earnings per share -- weighted average shares.....................      4,065     10,957
Effect of dilutive securities:
Convertible preferred stock.............................................................         --      2,077
Employee stock options and common stock warrants........................................        154      1,010
                                                                                          ---------  ---------
Denominator for diluted earnings per share -- adjusted weighted-average shares..........      4,219     14,044
                                                                                          ---------  ---------
                                                                                          ---------  ---------
Basic earnings per share before extraordinary gain (loss)...............................  $    0.67  $    0.75
                                                                                          ---------  ---------
                                                                                          ---------  ---------
Diluted earnings per share before extraordinary gain (loss).............................  $    0.64  $    0.62
                                                                                          ---------  ---------
                                                                                          ---------  ---------

2. ACQUISITIONS

    On March 12, 1998, the Company acquired Mobile Technology Inc. ("MTI"). The purchase price consisted of $58,300 for all of the equity interests in MTI, plus direct acquisition costs of approximately $2,000. In connection with the acquisition, the Company also refinanced $37,400 of MTI's outstanding debt and paid MTI direct transaction costs of $3,500. To finance these expenditures, the Company increased its existing term loan facility by $20,000 to provide total availability of $70,000, established a new $50,000 term loan facility and borrowed an aggregate of $90,000 thereunder, for which the Company incurred debt issuance costs of approximately $2,800. The Company also borrowed $5,400 under its revolving loan facility and used $8,500 of cash on hand at MTI to complete the financing requirements. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of MTI have been included in the Company's consolidated financial statements from the date of acquisition. The goodwill recorded as a result of this acquisition was approximately $79,000, which is being amortized on a

                             ALLIANCE IMAGING, INC.

                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. ACQUISITIONS (CONTINUED)
straight-line basis over 20 years. The allocation of the MTI purchase price is tentative pending completion of fair value determinations for the net assets acquired. The allocation may change with the completion of these determinations.

    Also on March 12, 1998, the Company announced it had signed a definitive agreement to acquire all of the equity interests in two operating subsidiaries of American Shared Hospital Services ("American Shared"), which provide diagnostic imaging services, for approximately $13,600 in cash and assumption of approximately $23,000 of debt. On November 3, 1998, the Company was notified that the U. S. Federal Trade Commission had concluded its review regarding the Company's purchase of American Shared. No changes in the terms of the transaction resulted from the review. The sale is now subject to the approval of a majority of the shareholders of American Shared. American Shared has scheduled a Special Meeting of Shareholders to be held on November 13, 1998 to consider approval of the sale. The sale is expected to close promptly after the November 13 Shareholder Meeting.

    On May 19, 1998, the Company acquired Medical Diagnostics, Inc. ("MDI"), a subsidiary of U. S. Diagnostic, Inc. The purchase price consisted of approximately $31,000 plus the assumption of approximately $5,900 in financing arrangements. The Company borrowed $30,000 under its revolving loan facility to finance the transaction. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of MDI have been included in the Company's consolidated financial statements from the date of acquisition. The goodwill recorded as a result of this acquisition was approximately $25,400 and is being amortized on a straight-line basis over 20 years. The allocation of the MDI purchase price is tentative pending completion of fair value determinations for the net assets acquired. The allocation may change with the completion of these determinations.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a leading nationwide provider of diagnostic imaging services and the largest operator of state-of-the-art mobile diagnostic imaging systems and related outsourced radiology services in the United States. The Company primarily provides magnetic resonance imaging ("MRI") systems and services to hospitals and other health care providers on a mobile, shared user basis. The Company also provides dedicated, full-time MRI systems and services as well as full-service management of imaging operations for selected hospitals. The Company's services enable small to mid-size hospitals to gain access to advanced diagnostic imaging technology and related value-added services without making a substantial investment in equipment and personnel. The Company operates a fleet of 214 MRI systems and services 836 customers in 43 states as of September 30, 1998.

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

    Since the beginning of 1995, the Company has substantially increased revenues by adding new customers and increasing scan volumes at existing customer sites. The Company has also substantially increased revenue through acquisitions. During the same period, the growth rate of the Company's EBITDA (income before income taxes, plus depreciation, amortization and net interest expense), excluding expenses associated with the Recapitalization Merger (as hereinafter defined), has exceeded the growth rate of revenues as a result of spreading costs (which are primarily fixed) over a larger revenue base and implementing cost reduction and containment measures.

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

    The Company also provides computed tomography ("CT") services, lithotripsy services, nuclear medicine services, and other imaging services. Revenues from CT services, lithotripsy services, nuclear medicine services, and other imaging services accounted for approximately 7% of the Company's revenues for the nine months ended September 30, 1998.

    On November 21, 1997, the Company acquired Medical Consultants Imaging Co. ("MCIC"), a Cleveland, Ohio based provider of mobile MRI services, CT services and other outsourced health care services. The acquisition also included MCIC's one-half interest in a limited liability company in Michigan. The purchase price consisted of $12.3 million cash plus the assumption of approximately $5.5 million in financing arrangements. MCIC operated 14 mobile MRI systems and several other diagnostic imaging systems, primarily in Ohio, Michigan, Indiana and Pennsylvania.

    On December 18, 1997, after obtaining the approval of stockholders, the Company completed a series of transactions contemplated by an Agreement and Plan of Merger between Newport Investment LLC (the "Investor") and the Company (the "Recapitalization Merger") whereby the Company: obtained proceeds from debt financing aggregating $215.0 million; issued 150,000 shares of non-voting redeemable Series F preferred stock to the Investor for proceeds of $15.0 million; issued 3,632,222 shares of its common stock in exchange for all of the outstanding stock of Newport Acquisition Corporation, a subsidiary of the Investor, and received net proceeds of $40.0 million from cash placed into Newport Acquisition Corporation by the Investor; and converted all shares of its common stock held by existing stockholders in excess of 411,358 shares that were retained by electing existing stockholders into the right to receive $11 in cash.

    As a result of these transactions, the Company experienced an approximate 90% ownership change. The Investor, which was formed and is wholly owned by certain affiliates of Apollo Management, L.P., ("Apollo") obtained ownership of approximately 83.6% of the Company's outstanding common stock, and the Company became highly leveraged.

    On March 12, 1998, the Company acquired Mobile Technology Inc. ("MTI"), which management believes was the second largest provider of mobile MRI services in the United States, in a transaction accounted for as a purchase. The Company has included the operations of MTI in its consolidated financial statements from the date of acquisition. This acquisition added 68 MRI systems operating in 31 states, 3 CT systems, 9 lithotripsy systems, and 3 brachytherapy systems to the Company's equipment fleet. The purchase price consisted of $58.3 million for all of the equity interests in MTI plus direct acquisition costs of approximately $2.0 million. In connection with the acquisition, the Company also refinanced $37.4 million of MTI's outstanding debt and paid MTI direct transaction costs of $3.5 million. To finance these expenditures, the Company increased its existing term loan facility by $20.0 million to provide total availability of $70.0 million, established a new $50.0 million term loan facility and borrowed an aggregate of $90.0 million thereunder, for which the Company incurred debt issuance costs of approximately $2.8 million. The Company also borrowed $5.4 million under its revolving loan facility and used $8.5 million of cash on hand at MTI to complete the financing requirements. The goodwill recorded as a result of this acquisition was approximately $79.0 million, which is being amortized on a straight-line basis over 20 years. The allocation of the MTI purchase price is tentative pending completion of fair value determinations for the net assets acquired. The allocation may change with the completion of these determinations.

    On May 19, 1998, the Company acquired Medical Diagnostics, Inc. ("MDI"), a subsidiary of U. S. Diagnostic, Inc. The purchase price consisted of approximately $31.0 million plus the assumption of approximately $7.4 million in financing arrangements. The Company borrowed $30.0 million under its revolving loan facility to finance the transaction. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of MDI have been included in the Company's consolidated financial statements from the date of acquisition. The goodwill recorded as a result of this acquisition was approximately $25.4 million and is being amortized on a straight-line basis over 20 years. The allocation of the MDI purchase price is tentative pending completion of fair value determinations for the net assets acquired. The allocation may change with the completion of these determinations.

RESULTS OF OPERATIONS

    NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997 -- Revenues for the first nine months of 1998 were $138.7 million, an increase of $76.4 million, or 122.7%, over 1997, primarily due to the MTI and MDI acquisitions. These acquisitions accounted for approximately $49.7 million of the increase. The remaining increase reflects higher scan-based MRI revenue, MRI revenue under fixed fee contracts and other revenue items (including revenue for other modalities). Overall, MRI revenue increased $63.0 million, as a result of a 18.6% increase in total scan volume partially offset by a

3.6% decrease in the average revenue realized per MRI scan. The average daily scan volume per MRI system increased 15.3% to 8.3 from 7.2 in 1997. Management attributes the non-acquisition volume increase to the Company's continuing MRI systems upgrade program, which has enabled the Company to obtain new, long-term contracts from both existing and new customers, and to the continuing positive effect of marketing programs implemented in early 1997. Management believes the decrease in average revenue realized per scan is the result of many customers achieving discount price levels in incremental scan volume; obtaining contracts with customers that have high scan volumes which justify lower scan prices; and continuing competitive pressure in the MRI service industry and cost containment efforts by health care payors. Other revenue increased $13.4 million, or 288.5% partly due to a $4.3 million increase in lithotripsy revenue associated with the MTI acquisition, as well as a $4.3 million increase in contract management service revenue as a result of the Company commencing these service arrangements primarily in connection with the MCIC acquisition. The remainder of the increase in other revenue was primarily due to an increase in nuclear medicine revenue.

    The Company operated 214 MRI systems at September 30, 1998 compared to 95 MRI systems at September 30, 1997. The increase was primarily a result of the MTI acquisition and to a lesser degree the MCIC and MDI acquisitions.

    Operating expenses, excluding depreciation, totaled $66.8 million in the first nine months of 1998, an increase of $39.3 million, or 143.0% from the first nine months of 1997. Payroll and related employee expenses increased $15.3 million, or 132.4%, primarily as a result of acquisitions, an increase in operating staffing levels necessary to support new units in operation and increased scans per unit. Preventative maintenance and cryogen expense increased $5.6 million, or 83.1%, due to an increase in the number of systems in service and the expiration of warranties on an increased number of MRI systems. Equipment rental expense increased $5.9 million, or 358.3%, resulting from a higher number of leased MRI systems in operation and the Company's leasing of 25 new tractors during the third quarter of 1997. Medical supplies expense increased $1.8 million, or 344.8%, primarily as a result of the increased level of nuclear medicine operations. Expenses associated with contract management services increased $2.7 million as a result of the Company commencing these service arrangements primarily in connection with the MCIC acquisition.

    Depreciation expense during the first nine months of 1998 totaled $18.9 million, an increase of $7.7 million, or 68.5% from the 1997 level principally due to a higher amount of depreciable assets associated with equipment additions and upgrades and equipment acquired through acquisitions. Amortization expense during the first nine months of 1998 increased $3.0 million, or 168.5%, over the 1997 period as a result of the acquisitions made after the first nine months of 1997.

    Selling, general and administrative expenses totaled $12.9 million in the first nine months of 1998, an increase of $6.6 million or 106.0%, from the same period in 1997. Payroll and related expenses increased $3.4 million, or 94.2%, primarily as a result of increased employee compensation related to increased staffing levels necessary to support the Company's increased level of operations. Bad debt expense increased $2.1 million primarily as a result of the growth in revenues and the application of Alliance's more conservative bad debt reserve policy to the acquired MTI and MDI operations.

    The transaction related costs primarily represent a special non-recurring bonus paid in connection with the MTI acquisition and internal-use software development costs associated with accounting and billing systems conversions of the acquired companies.

    Interest expense of $25.1 million in the first nine months of 1998 was $19.8 million, or 373.0%, higher than 1997, as a result of higher average outstanding debt balances during 1998 as compared to 1997. This increase was primarily related to debt incurred in connection with the Recapitalization Merger and the MTI and MDI acquisitions.

    An income tax provision of $4.5 million was recorded in the first nine months of 1998. The effective tax rate increased to 51.2% in 1998 from 34.0% in 1997 primarily as a result of an increase in non-deductible goodwill amortization expense.

    The Company's income before extraordinary loss was $4.3 million in the first nine months of 1998 compared to income before extraordinary gain of $6.8 million in the first nine months of 1997, a decrease of $2.5 million, primarily attributable to increased interest, depreciation, and amortization costs and transaction related costs. The Company reported an extraordinary loss of $2.3 million, net of income tax benefit, on early extinguishment of debt in the first nine months of 1998. The Company reported an extraordinary gain, net of income taxes, in the first nine months of 1997 of $1.3 million, on early extinguishment of debt. The earnings per common share calculations reflect preferred dividend requirements and financing fee accretion of $1.6 million in the first nine months of 1998 and none in the first nine months of 1997.

    QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997 -- Revenues for the third quarter of 1998 were $56.2 million, an increase of $33.9 million, or 151.3%, over 1997, primarily due to the MTI and MDI acquisitions. These acquisitions accounted for $24.0 million of the increase. The remaining increase reflects higher scan-based MRI revenue, MRI revenue under fixed fee contracts and other revenue items (including revenue for other modalities). Overall, MRI revenue increased $28.2 million, as a result of a 139.7% increase in total scan volume partially offset by a 1.2% decrease in the average revenue realized per MRI scan. The average daily scan volume per MRI system increased 13.3% to 8.5 from 7.5 in the third quarter of 1997. Management attributes the non-acquisition volume increase to the Company's continuing MRI systems upgrade program, which has enabled the Company to obtain new, long-term contracts from both existing and new customers, and to the continuing positive effect of marketing programs implemented in early 1997. Management believes the decrease in average revenue realized per scan is the result of many customers achieving discount price levels in incremental scan volume; obtaining contracts with customers that have high scan volumes which justify lower scan prices; and continuing competitive pressure in the MRI service industry and cost containment efforts by health care payors. Other revenue increased $5.6 million, or 322.4% partly related to a $2.0 million increase in lithotripsy revenue associated with the MTI acquisition, as well as a $1.7 million increase in contract management service revenue as a result of the Company commencing these service arrangements primarily in connection with the MCIC acquisition. The remainder of the increase in other revenue was primarily due to an increase in nuclear medicine revenue.

    Operating expenses, excluding depreciation, totaled $27.1 million in the third quarter of 1998, an increase of $17.4 million, or 179.8%, from the third quarter of 1997. Payroll and related employee expenses increased $6.5 million, or 152.9%, primarily as a result of acquisitions, an increase in operating staffing levels necessary to support new units in operation and increased scans per unit. Preventative maintenance and cryogen expense increased $1.1 million, or 80.5%, due to an increase in the number of systems in service and the expiration of warranties on an increased number of MRI systems. Equipment rental expense increased $2.4 million, or 454.0%, resulting from a higher number of leased MRI systems in operation. Medical supplies expense increased $0.9 million, or 474.5%, primarily as a result of the increased level of nuclear medicine operations. Expenses associated with contract management services increased $0.9 million as a result of the Company commencing these service arrangements primarily in connection with the MCIC acquisition.

    Depreciation expense during the third quarter of 1998 totaled $7.2 million, an increase of $3.1 million, or 77.1% from the 1997 level principally due to a higher amount of depreciable assets associated with equipment additions and upgrades and equipment acquired through acquisitions. Amortization expense during the third quarter of 1998 increased $1.5 million, or 246.7%, over the 1997 period as a result of the acquisitions made after the third quarter of 1997.

    Selling, general and administrative expenses totaled $5.1 million in the third quarter of 1998, an increase of $2.8 million or 124.6%, from the same period in 1997. Payroll and related expenses increased $1.3 million, or 101.4%, primarily as a result of increased employee compensation related to increased staffing levels necessary to support the Company's increased level of operations. Bad debt expense increased $1.1 million primarily as a result of the growth in revenues and the application of Alliance's more conservative bad debt reserve policy to the acquired MTI and MDI operations.

    The transaction related costs primarily represent internal-use software development costs associated with accounting and billing systems conversions of the acquired companies.

    Interest expense of $9.5 million in the third quarter of 1998 was $7.7 million, or 439.2%, higher than 1997, as a result of higher average outstanding debt balances during 1998 as compared to 1997. This increase was primarily related to debt incurred in connection with the Recapitalization Merger and the MTI and MDI acquisitions.

    An income tax provision of $2.4 million was recorded in the third quarter of 1998. The effective tax rate increased to 50.6% in 1998 from 34.0% in 1997 primarily as a result of an increase in non-deductible goodwill amortization expense.

    The Company's income before extraordinary loss was $2.4 million in the third quarter of 1998 compared to income before extraordinary gain of $2.6 million in the third quarter of 1997, a decrease of $0.2 million, primarily attributable to increased interest, depreciation, and amortization costs. The Company reported an extraordinary loss of $1.0 million, net of income tax benefit, on early extinguishment of debt in the third quarter of 1998. The earnings per common share calculations reflect preferred dividend requirements and financing fee accretion of $0.6 million in the third quarter of 1998 and none in the third quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generated $26.7 million and $22.1 million from operating activities during the first nine months of 1998 and 1997, respectively. Capital expenditures, consisting primarily of new equipment purchases, totaled $47.4 million and $34.2 million during the nine months ended September 30, 1998 and 1997, respectively. Since January 1, 1998, the Company has purchased 29 new MRI systems, including replacement systems. The Company expects to purchase additional equipment under binding commitments in 1998 and finance such purchases with the Company's revolving loan facility.

    The Company's primary cash needs consist of capital expenditures and debt service. The Company incurs capital expenditures for the purposes of (i) providing routine upgrades of its MRI systems; (ii) replacing or making major upgrades to older, less advanced systems with new state-of-the-art systems; and
(iii) purchasing new systems. The Company expects capital expenditures to be approximately $65.0 million in 1998, which primarily reflects the anticipated purchase of 39 new MRI systems, including replacement systems. The Company's decision to purchase a new system is typically predicated on obtaining new or extending existing customer contracts, which serve as the basis of demand for the new system.

    As a result of the Recapitalization Merger, the Company issued $185.0 million of Notes (consisting of $140.0 million Senior Subordinated Notes due 2005, bearing interest at the rate of 9 5/8% per annum; and $45.0 million Floating Interest Rate Subordinated Term Securities due 2005, bearing interest at a rate per annum equal to LIBOR plus 4.19%) which are payable semiannually, and require no principal repayments until maturity. The Company also entered into a $125.0 million Credit Agreement consisting of a $50.0 million Term Loan Facility ($50.0 million of which was funded at September 30, 1998) and a $75.0 million Revolving Loan Facility ($9.4 million of which was funded at September 30, 1998), and carried over approximately $12.7 million of other obligations. The Term Loan matures on the sixth anniversary of the initial borrowing and requires annual principal repayments of one percent per year during the first five years and the outstanding principal amount in the sixth year. The Revolving Loan Facility matures on the fifth anniversary of the initial borrowing and has mandatory commitment reductions of $37.5 million on the fourth and fifth anniversaries of the initial borrowing. The Credit Agreement contains restrictive covenants, which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness. In addition, the Credit Agreement requires loans to be prepaid with 100% of the net proceeds of non-ordinary-course asset sales or other dispositions of property, issuances of debt obligations and certain preferred stock and certain insurance proceeds, 75% of annual excess cash flow and 50% of the net proceeds from common equity and certain preferred stock issuances, in each case subject to limited exceptions. Voluntary prepayments are permitted in whole or in part.

    Also as part of the Recapitalization Merger, the Company issued $15.0 million of Series F Preferred Stock. The Series F Preferred Stock pays dividends at the rate of 13.5% per annum, payable quarterly in arrears, with such dividends payable in kind for the first five years from the issue date and thereafter in cash. The Series F Preferred Stock is mandatorily redeemable for its liquidation preference plus accrued and unpaid dividends on the 10th anniversary of the issue date. The Series F Preferred Stock is redeemable at the option of the Company prior to the 10th anniversary at premiums (expressed as a percentage of the accreted face value) declining over ten years from 13.5% to 0%. The Company does not currently intend to redeem the Series F Preferred Stock prior to the mandatory redemption date.

    On November 21, 1997, the Company acquired Medical Consultants Imaging Co. ("MCIC"), a Cleveland, Ohio based provider of mobile MRI services, CT services and other outsourced health care services. The acquisition also included MCIC's one-half interest in a limited liability company in Michigan. The purchase price consisted of $12.3 million cash plus the assumption of approximately $5.5 million in financing arrangements. MCIC operated 14 mobile MRI systems and several other diagnostic imaging systems, primarily in Ohio, Michigan, Indiana and Pennsylvania.

    On March 12, 1998, the Company acquired Mobile Technology Inc. ("MTI"), another nationwide provider of diagnostic imaging services. The Company funded the MTI acquisition with $20.0 million of existing Term Loan availability under tranche A, $5.4 million of revolver borrowings, a $20.0 million increase to the Term Loan Facility under tranche A, and a new $50.0 million Term Loan Facility under tranche B. The Credit Agreement was amended to provide for the increased Term Facilities.

    Also on March 12, 1998, the Company announced it had signed a definitive agreement to acquire all of the equity interests in two operating subsidiaries of American Shared Hospital Services ("American Shared"), which provide diagnostic imaging services, for approximately $13.6 million in cash and assumption of approximately $23.0 million of debt. On November 3, 1998, the Company was notified that the U. S. Federal Trade Commission had concluded its review regarding the Company's purchase of American Shared. No changes on the terms of the transaction resulted from the review. The sale is now subject to the approval of a majority of the shareholders of American Shared. American Shared has scheduled a Special Meeting of Shareholders to be held on November 13, 1998 to consider approval of the sale. The sale is expected to close promptly after the November 13 Shareholder Meeting.

    On May 19, 1998, the Company acquired Medical Diagnostics, Inc. ("MDI"), a subsidiary of U. S. Diagnostic, Inc. The Company borrowed $30.0 million under its revolving loan facility to finance the transaction.

    On September 24, 1998, the Company completed a $90.0 million expansion of its Credit Agreement. The transaction added a new $85.0 million Term Loan Facility under tranche C ($55.0 million of which was funded at September 30, 1998) and increased the Revolving Loan Facility to $80.0 million. The increased Loan Facilities will provide funds to complete the American Shared acquisition and also provide funds for future acquisitions and capital expenditures.

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

YEAR 2000

    The Company has assessed and continues to assess the impact of the Year 2000 Issue on its financial reporting systems and operations. The Year 2000 Issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs or equipment that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 or not recognize the date at all, which could result in system and/or equipment failures or system and/or equipment miscalculations. During the nine months ended September 30, 1998, the Company purchased new Year 2000 compatible financial reporting software which has now been successfully implemented. The cost of this software was approximately $0.6 million, including installation. As a result, the Company does not believe that its financial reporting capabilities will be adversely affected by the Year 2000 Issue. The Company is also developing a plan to modify other systems and equipment applications. Based on preliminary information, costs of addressing these items are currently not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 Issues in a timely manner.

PART II - OTHER INFORMATION
ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On July 30, 1998, the holder of 3,389,324 shares or approximately 83.2% of the Registrant's common stock acting by written consent in lieu of an annual meeting of stockholders took the following actions:

    1. Reelected the incumbent Board of Directors consisting of Robert H. Falk, Michael S. Gross, Joshua J. Harris, Anthony R. Ignaczak, Robert A. Katz, Mark D. Klein, Vincent S. Pino, Michael D. Weiner and Richard N. Zehner.

    2. Amended the Registrant's Certificate of Incorporation to allow the holders of shares of the Registrant's non-voting common stock to convert such shares into shares of voting common stock on a one-for-one basis under certain circumstances.

    3. Amended the Certificate of Designations, Powers, Preferences and Rights of the Series F Preferred Stock to allow the Registrant to accrue and compound dividends on the Series F Preferred Stock in lieu of paying in-kind dividends.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits

 EXHIBIT NO.     NOTE     DESCRIPTION
-------------  ---------  --------------------------------------------------------------------------------------------
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

       2.2            (7) Amendment No. 1 dated as of August 13, 1997 to the Recapitalization Merger Agreement.

       2.3            (7) Amendment No. 2 dated as of October 13, 1997 to the Recapitalization Merger Agreement.

       2.4            (7) Amendment No. 3 dated as of November 10, 1997 to the Recapitalization Merger Agreement.

       2.5            (7) Guaranty Letter dated July 22, 1997 from AIF III to the Company.

       3.1            (9) Amended and Restated Certificate of Incorporation of the Company.

       3.2           (13) Certificate of Amendment of Certificate of Incorporation, dated July 30, 1998.

       3.3           (13) Certificate of Amendment of Certificate of Designations, Powers, Preferences and Rights of
                           Series F Preferred Stock, dated July 30, 1998.

       3.4            (9) By Laws of the Company, as amended.

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

      10.5            (2) Employment Agreement dated as of September 9, 1993 between the Company and Terry A. Andrues.

      10.6            (2) Employment Agreement dated as of September 9, 1993 between the Company and Jay A. Mericle.

      10.7            (5) Amended and Restated Employment Agreement dated as of May 15, 1997 between the Company and
                           Terrence M. White.

      10.8            (2) Employment Agreement dated as of June 6, 1994 between the Company and Neil M. Cullinan.

      10.9            (2) Employment Agreement dated as of June 6, 1994 between the Company and Cheryl A. Ford.

      10.10           (3) Employment Agreement dated as of July 7, 1995 between the Company and Michael W. Grismer.

 EXHIBIT NO.     NOTE     DESCRIPTION
-------------  ---------  --------------------------------------------------------------------------------------------
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

      10.17          (11) Amended and Restated Credit Agreement dated March 12, 1998.

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

      10.21          (12) Stock Purchase Agreement dated as of March 30, 1998 among the Company, US Diagnostic, Inc., and Medical Diagnostics, Inc.

      10.22          (11) Amendment to Employment Agreement dated as of July 23, 1997 between the Company and Richard
                           N. Zehner.

      10.23          (11) Amendment to Employment Agreement dated as of July 23, 1997 between the Company and Vincent
                           S. Pino.

      10.24          (13) Amended and Restated Credit Agreement dated September 24, 1998.

      27.1           (13) Financial Data Schedule.

------------------------

(1) Incorporated by reference herein to the indicated exhibit filed in response to Item 16, Exhibits of the Company's Registration Statement on Form S-1, No. 33-40805, initially filed on May 24, 1991.

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

(13) Filed herewith.

    (b) Reports on Form 8-K in the third quarter of 1998:

    None filed for the quarter ended September 30, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ALLIANCE IMAGING, INC.

November 12, 1998               By:            /s/ RICHARD N. ZEHNER
                                     -----------------------------------------
                                                 Richard N. Zehner
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 12, 1998.

          SIGANTURE                       TITLE
------------------------------  --------------------------

                                Chairman of the Board of
    /s/ RICHARD N. ZEHNER         Directors, Chief
------------------------------    Executive Officer
      Richard N. Zehner           (Principal Executive
                                  Officer)

                                Senior Vice President and
      /s/ KENNETH S. ORD          Chief Financial Officer
------------------------------    (Principal Financial
        Kenneth S. Ord            Officer)