Form 10-K405
period 1998-12-31
ALLIANCE IMAGING INC /DE/
filed 1999-03-30
CIK 817135

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998       COMMISSION FILE NUMBER 0-16334

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K Section 229.405 of Title 17, Code of Federal Regulations is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1999 (computed by reference to the last reported sale price of registrant's common stock on such date): $9,666,913.

    Number of shares outstanding of each of the registrant's classes of common stock as of March 19, 1999: Common Stock, $.01 par value, 4,072,611 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Alliance Imaging, Inc. (the "Company") is a leading nationwide provider of diagnostic imaging and therapeutic services and the largest operator of state-of-the-art mobile diagnostic imaging systems and related outsourced radiology services in the United States. Unless the context otherwise requires, the term "Company" as used in this Form 10-K Annual Report refers to Alliance Imaging, Inc., and its direct and indirect subsidiaries. The Company's diagnostic imaging services include magnetic resonance imaging ("MRI"), computed axial tomography ("CT"), nuclear medicine single photon emission computed tomography ("SPECT") camera and ultrasound systems. The Company's therapeutic services include lithotripsy, brachytherapy and microwave thermotherapy systems. For the year ended December 31, 1998, 87.5% of the Company's revenues were derived from MRI services.

    The Company primarily provides MRI systems and services to hospitals and other health care providers on a mobile, shared-user basis. The Company also provides fixed, full-time MRI systems and services, as well as full-service management of imaging operations for selected hospitals. The Company's MRI services include the provision of high technology diagnostic imaging systems, technologists to operate the imaging systems, equipment maintenance and upgrades, the management of day-to-day operations, educational and marketing support, patient scheduling, billing and collection services, managed care contracting and professional liability insurance coverage. The Company's services enable small to mid-size hospitals to gain access to advanced diagnostic imaging technology and related value-added services without making a substantial investment in equipment and personnel.

OPERATIONS

    CUSTOMER BASE. The Company believes that many hospitals and other health care providers require access to MRI services to remain competitive in the health care marketplace. Regulatory and licensing requirements in many states may also limit access to MRI systems. In addition, many health care providers lack sufficient patient volume or financial resources to justify the purchase of an MRI system. Such providers contract for mobile, shared-user systems or single-user, full-time systems to gain access to MRI technology and to provide comprehensive MRI services to their patients. In addition, many health care providers, regardless of whether their patient utilization levels and financial resources justify the purchase of an MRI system, prefer to contract with the Company for full-time or shared-user imaging systems to (i) obtain the use of an MRI system without any capital investment or financial risk; (ii) retain the ability to switch system types and avoid technological risk; (iii) obtain MRI services in jurisdictions in which the use of the Company's services facilitates the procurement of regulatory approvals; (iv) avoid future uncertainty as to reimbursement policies; (v) eliminate the need to recruit, train and manage qualified technologists; (vi) outsource their entire MRI service to obtain management expertise; or (vii) provide additional imaging services when patient demand exceeds their in-house capability.

    The Company's MRI services, which include imaging systems, technologists and support services, are provided on both a mobile, shared-user basis and on a full-time basis to single customers. As of December 31, 1998, the Company provided imaging systems and related technologists and support services to 1,028 customers (873 for MRI services, 107 for CT services, and 136 for other imaging and therapeutic modalities; some customers contract for multiple modalities) consisting primarily of small to mid-sized hospitals (i.e., hospitals with 50-200 beds). The Company believes that many of such hospitals lack the patient volume or financial resources to justify the purchase of an MRI system. As of December 31, 1998, the Company provided services and equipment to customers in 44 states.

    Typically, the Company's MRI systems are contracted on average for five to six days a week. The Company believes that as customers become familiar with the basic or expanded technology and its applications, the corresponding MRI system's rate of usage generally increases, causing the number of scans per day to increase and eventually leading to requests for additional days of usage.

    CONTRACT TERMS. Contract fees are charged on a fee-per-scan, fee-per-day or fee-per-month basis (with numerous variations within each billing method to accommodate particular customers' needs). Generally, the Company provides technologists under contracts billed on a fee-per-scan or fee-per-day basis but not under contracts billed on a fee-per-month basis. Although a typical contract offers daily flat-rate options, most customers currently pay on a fee-per-scan basis. The amount of fees paid on this basis depends upon the type of imaging system provided, the term of the contract, the types and number of scans performed as well as the day of the week on which scans are performed. The contracts typically allow the Company to reduce the number of days of service provided based upon the customer's scan volume, or to terminate the contract if the Company is unable to realize a profit on the services provided. The Company typically enters into exclusive, one to eight year contracts that include automatic renewal provisions. In addition, the Company's sales representatives consistently seek to renew and extend contracts prior to expiration.

    SYSTEMS. At December 31, 1998, the Company operated 244 MRI systems, 21 CT systems, 11 nuclear medicine SPECT camera systems, 10 lithotripsy systems and 18 other diagnostic imaging and therapeutic systems. Of the 244 MRI systems, 191 are state-of-the-art, high-field 1.0 or 1.5 Tesla systems and 53 are state-of-the-art, mid-field 0.5 Tesla systems. These systems are designed to facilitate hardware and software upgrades. As a result, the Company's systems should remain at the leading edge of technological developments. Further, of the 244 MRI systems, 229 are housed in mobile coaches and 15 are housed in relocatable modular buildings on hospital campuses or installed in the hospital facility. Substantially all of the imaging systems are owned by the Company.

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

    FLEET MANAGEMENT. The Company seeks to maximize cash flow and return on assets by actively managing its fleet to maximize utilization. The Company employs logistics management systems and redeploys or trades in older MRI systems when it purchases new MRI systems. MRI systems are currently scheduled for as little as one-half day and up to seven days per week at any particular facility. Generally, technologists and a driver are assigned to each of the mobile operating systems. Movement of the systems typically occurs at night via a fleet of Company-owned or leased tractors or via third party vendors. The drivers move the systems and activate them upon arrival at each imaging site so that the systems are operational when the Company's technologists arrive on the following scheduled imaging day.

    REGIONAL MANAGEMENT. The Company's eight regional offices market, manage and staff the operation of its imaging systems. The Company's regional offices are located in Anaheim and Walnut Creek, California; Pittsburgh, Pennsylvania; Chicago, Illinois; Colorado Springs, Colorado; Cleveland, Ohio; Berlin, Connecticut; and Macon, Georgia. Each region has individuals responsible for sales and operations management.

    LICENSING AND JCAHO ACCREDITATION. Hospitals with which the Company has contracted are subject to a variety of regulations and standards of state licensing and other authorities and accrediting bodies such as the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). As an outside vendor, the Company may be required to comply with such regulations and standards to enable the hospitals with which it has contracted to maintain their permits, approvals and accreditation. Each of the Company's regions has been awarded accreditation by the JCAHO for its MRI, CT, lithotripsy and SPECT services.

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

SALES AND MARKETING

    At December 31, 1998, the Company's sales force consisted of 15 members who identify and contact candidates for the Company's services, each with the overall management and sales responsibility for a specific region of the country. Direct marketing plays a primary role in the Company's development of new customers. The Company also employs 40 marketing representatives who develop scan volumes at existing and new customer locations by introducing the Company's services to referring physicians and keeping such physicians apprised of the Company's service capabilities. In addition, certain of the Company's executive officers and regional vice presidents spend a portion of their time marketing the Company's services. The Company believes that having senior managers involved in sales and contract negotiations enhances its ability to obtain new and retain existing customers.

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

REIMBURSEMENT

    Most of the Company's revenues are derived directly from health care providers rather than from private insurers, other third party payors or governmental entities. Consequently, the Company historically has not had material direct exposure to, or direct connection with, patient billing, collections or reimbursement by insurance companies, other third parties or Medicare. However, a small portion of the Company's revenues are generated from direct billings to patients or their third party payors which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Net revenues from direct patient billing amounted to approximately 12.2% of the Company's revenue in 1998.

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

    Congress has attempted to restrict rising federal reimbursement costs under the Medicare program by setting predetermined payment amounts for reimbursement of inpatient services according to each patient's diagnosis related group ("DRG"). Because a DRG rate compensates a hospital for all services rendered to a patient, a hospital cannot be separately reimbursed by Medicare for an MRI scan or other procedure performed on an inpatient. DRG payment rates for inpatient services became effective in the early 1980's and have been adjusted downward since then. Currently, those payment rates are not applicable to outpatient services; instead, Medicare reimbursement for imaging services furnished in a hospital outpatient setting is subject to alternative, generally more favorable, payment limits tied to the physician fee schedule described below. As described below, the Budget Reconciliation Act for 1998 mandates implementation of a prospective payment system for hospital outpatient services.

    Because payments have generally been less restricted in non-hospital outpatient settings, in prior years there has been rapid growth in MRI systems at non-hospital free-standing facilities, which provide outpatient services. The U.S. Department of Health and Human Services ("HHS"), as required by statute, has issued fee schedules for reimbursing physicians who treat Medicare patients. Under these fee schedules, physician reimbursement for professional services is based on a set of values assigned to each service provided by a physician. The fee schedules also generally apply to reimbursement for technical services (such as those provided by the Company) except in limited circumstances. There can be no assurance that Medicare payments will remain comparable to present levels. The fee schedule assigns relative value units ("RVUs") for various medical procedures, including MRI scans. The 1994 amendments to the Social Security Act and the 1997 Balanced Budget Act, required HHS to implement a new system for RVUs attributable to practice expenses, with the intent of making such RVUs reflect the relative costs actually incurred in providing various services. The new RVUs are to be phased in over a four-year period beginning 1999. On November 2, 1998 HHS issued new RVUs, including those for MRI services; the RVUs for MRI services are not materially different from those previously in effect.

    The 1998 Budget Reconciliation Act requires HHS to adopt and implement a prospective payment system for hospital outpatient services beginning in 1999. HHS has announced that because of the resources it is devoting to Y2K issues it will not implement a prospective payment system for hospital outpatient services until January 1, 2000 or later. On September 8, 1998 it issued proposed regulations to effectuate prospective payments for hospital outpatient services. The proposed rates could result in hospitals receiving significantly less Medicare reimbursement for MRI services performed for Medicare outpatients compared with reimbursement levels that would have prevailed absent any change in law. The Company believes that approximately 15-20% of its hospital customers' MRI revenues are derived from Medicare patients.

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

    The Company is subject to federal and state laws, which govern financial and other arrangements between health care providers. These include the federal Medicare and Medicaid anti-kickback statutes which prohibit bribes, kickbacks, rebates and any other direct or indirect remuneration in return for or to induce the referral of an individual to a person for the furnishing, directing or arranging of services, items or equipment for which payment may be made in whole or in part under the Medicare, Medicaid or other federal health care programs. Violation of the anti-kickback statute may result in criminal penalties and exclusion from the Medicare and other federal health care programs. Many states have enacted similar statutes, which are not necessarily limited to items, and services paid for under the Medicare or a federally funded health care program. In recent years, there has been increasing scrutiny by law enforcement authorities, HHS, the courts and Congress of financial arrangements between health care providers and potential sources of patient and similar referrals of business to ensure that such arrangements are not designed as mechanisms to pay for patient referrals. HHS interprets the anti-kickback statute broadly to apply to distributions of partnership and corporate profits to investors who refer federal health care program patients to a corporation or partnership in which they have an ownership interest, and to payments for service contracts and equipment leases that are designed to provide direct to indirect remuneration for patient referrals or similar opportunities to furnish reimbursable items or services. In July 1991, HHS issued "safe harbor" regulations that set forth certain provisions which, if met, will assure that health care providers and other parties who refer patients or other business opportunities, or who provide reimbursable items or services, will be deemed not to violate the anti-kickback statute. The Company is also subject to separate laws governing the submission of false claims. The Company is a party to seven partnerships for the provision of MRI services. The Company believes that the partnerships are in compliance with the anti-kickback statute. The Company believes that its other operations likewise comply with the anti-kickback statutes.

    A federal law, commonly known as the "Stark Law", also imposes civil penalties and exclusions for referrals for "designated health services" by physicians to certain entities with which they have a financial relationship subject to certain exceptions. "Designated health services" include, among others, MRI services. While implementing regulations have been issued relating to referrals for clinical laboratory services, only proposed, but not final, regulations have been issued regarding the other designated health services, including MRI services. In addition, several states in which the Company operates have enacted or are considering legislation that prohibits "physician self-referral" arrangements or requires physicians to disclose any financial interest they may have with a health care provider to their patients to whom they recommend that provider. Possible sanctions for violating these provisions include loss of licensure and civil and criminal sanctions. Such state laws vary from state to state and seldom have been interpreted by the courts or regulatory agencies. Nonetheless, strict enforcement of these requirements is likely. The Company believes its operations comply with these federal and state physician self-referral laws.

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

EMPLOYEES

    As of December 31, 1998, the Company had 1,647 employees, of whom approximately 619 were trained diagnostic imaging technologists, patient coordinators or other technical support staff. None of the Company's employees are represented by a labor organization and the Company is not aware of any activity seeking such organization. The Company considers its relations with its employees to be satisfactory.

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

    The Company's common stock was publicly traded from August 1987 until November 1988, when the Company was acquired in a going-private transaction. In November 1991, the Company completed its second initial public offering of common stock. At a Special Meeting of the Stockholders held on

December 17, 1997, the Company's stockholders approved the Recapitalization Merger (as hereinafter defined) pursuant to which affiliates of Apollo Management, L.P. ("Apollo") acquired control of the Company.

RECENT ACQUISITIONS

    On March 12, 1998, the Company acquired Mobile Technology Inc. ("MTI"), a Los Angeles, California based provider of mobile MRI services, CT services and other outsourced health care services. The MTI acquisition added 68 MRI systems, 3 CT systems, 9 lithotripsy systems, and 3 brachytherapy systems to the Company's equipment fleet. The purchase price consisted of $58.3 million in cash plus direct acquisition costs of approximately $2.0 million. In connection with the acquisition, the Company also refinanced $37.4 million of MTI's outstanding debt and paid MTI direct transaction costs of $3.5 million.

    On May 19, 1998, the Company acquired Medical Diagnostics, Inc. ("MDI"), a Wilmington, Massachusetts based subsidiary of U.S. Diagnostic, Inc. The MDI acquisition added 10 MRI systems (8 mobile and 2 fixed site) and 3 nuclear medicine SPECT camera systems to the Company's equipment fleet. The purchase price consisted of approximately $31 million in cash and the assumption of approximately $7.4 million in financing arrangements.

    On November 13, 1998, two wholly owned subsidiaries of the Company acquired all of the outstanding common stock of CuraCare, Inc. and all of the partnership interests in American Shared-CuraCare (collectively, "American Shared") both of which were operating subsidiaries of San Francisco, California based American Shared Hospital Services ("ASHS"). This acquisition added 28 MRI systems, 14 CT systems, 1 nuclear medicine SPECT camera system and 8 ultrasound systems to the Company's equipment fleet. The purchase price included approximately $13.4 million in cash and the assumption of approximately $12.2 million in financing arrangements, after retiring approximately $13.1 million in outstanding indebtedness.

ITEM 2. PROPERTIES.

    The Company leases an aggregate of approximately 33,600 square feet of space in two office buildings in Anaheim, California for its executive and principal administrative offices. The Company also leases a 15,600 square foot operations warehouse in Orange, California, as well as space for its other regional offices.

ITEM 3. LEGAL PROCEEDINGS.

    The Company from time to time is involved in routine litigation incidental to the conduct of its business. The Company believes that no litigation pending against it will have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock was traded on the Nasdaq SmallCap Market under the symbol SCAN until shortly after the Recapitalization Merger in December, 1997. The Company's Common Stock is currently traded on the over-the-counter ("OTC") bulletin board market. The high and low prices as reported on the Nasdaq SmallCap Market and OTC bulletin board market are set forth below for the respective time periods. As of March 11, 1999, there were 21 record holders and approximately 160 beneficial holders of the Company's Common Stock.

                                                                     1998                      1997                1996
                                                           ------------------------  ------------------------  -------------
                                                              HIGH          LOW         HIGH          LOW          HIGH
                                                           -----------     -----     -----------     -----        ------
First Quarter............................................          191/2         113/4          83/8          53/4           41/8
Second Quarter...........................................          20           16           105/8          65/8           61/8
Third Quarter............................................          193/4         17          111/8         10            63/8
Fourth Quarter...........................................          25           16           113/16         101/2           515/16


                                                               LOW
                                                              -----
First Quarter............................................           27/8
Second Quarter...........................................           313/16
Third Quarter............................................           37/8
Fourth Quarter...........................................           45/8

    The Company has never paid any cash dividends on its common stock and has no current plans to do so. The Company intends to retain available cash to provide for the operation of its business, including capital expenditures, and to fund future acquisitions. The Company's Amended and Restated Credit Agreement and the Indenture governing its Senior Subordinated Notes and Senior Subordinated Floating Rate Notes restrict the payment of cash dividends on the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected consolidated financial data, except as noted herein, has been taken or derived from the audited consolidated financial statements of the Company and should be read in conjunction with the full consolidated financial statements included herein.

                                                                       SELECTED CONSOLIDATED FINANCIAL DATA
                                                               -----------------------------------------------------
                                                                 1998       1997       1996       1995       1994
                                                               ---------  ---------  ---------  ---------  ---------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues.....................................................  $ 199,401  $  86,474  $  68,482  $  58,065  $  57,875
Costs and expenses:
  Operating expenses, excluding depreciation.................     97,187     38,997     32,344     28,342     31,093
  Depreciation expense.......................................     26,961     15,993     12,737     12,202     13,424
  Selling, general and administrative expenses...............     19,095      8,857      8,130      6,294      6,284
  Amortization expense, primarily goodwill...................      8,010      2,426      1,952      1,345        943
  Interest expense, net......................................     35,488      7,808      5,758      5,053     10,758
  Transaction related costs..................................      2,818         --         --         --         --
  Recapitalization merger costs..............................         --     16,350         --         --         --
  Asset impairment and other special charges.................         --         --         --         --     13,339
                                                               ---------  ---------  ---------  ---------  ---------
  Total costs and expenses...................................    189,559     90,431     60,921     53,236     75,841
                                                               ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes and extraordinary gain
  (loss).....................................................      9,842     (3,957)     7,561      4,829    (17,966)
Provision for income taxes...................................      4,973      1,700      1,060        727      1,100
                                                               ---------  ---------  ---------  ---------  ---------
Income (loss) before extraordinary gain (loss)...............      4,869     (5,657)     6,501      4,102    (19,066)
Extraordinary gain (loss), net of taxes......................     (2,271)     1,849      6,300         --         --
                                                               ---------  ---------  ---------  ---------  ---------
Net income (loss)............................................  $   2,598  $  (3,808) $  12,801  $   4,102  $ (19,066)
                                                               ---------  ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------  ---------
Earnings per common share:
Income (loss) before extraordinary gain (loss)...............  $    0.66  $   (0.41) $    0.67  $    0.30  $  ( 2.68)
Extraordinary gain (loss), net of taxes......................      (0.56)      0.17       0.58         --         --
                                                               ---------  ---------  ---------  ---------  ---------
Net income (loss) per common share...........................  $    0.10  $   (0.24 (1) $    1.25 $    0.30 $   (2.68)(4)
                                                               ---------  ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------  ---------
Earnings per common share--assuming dilution:
Income (loss) before extraordinary gain (loss)...............  $    0.63  $   (0.41) $    0.63  $    0.28  $   (2.68)
Extraordinary gain (loss), net of taxes......................      (0.53)      0.17       0.55         --         --
                                                               ---------  ---------  ---------  ---------  ---------
Net income (loss) per common share--assuming dilution........  $    0.10  $   (0.24 (1) $    1.18 $    0.28 $   (2.68)(4)
                                                               ---------  ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
Total assets.................................................  $ 456,166  $ 193,655  $ 128,510  $ 103,327  $ 102,527
Long-term debt...............................................    246,247     42,874     68,110(2)    50,049    52,314
Senior subordinated debentures (long-term portion)...........    185,000    185,000      4,592(3)    15,883    16,633
Redeemable preferred stock...................................     16,673     14,487      4,694(3)    16,430    15,500

------------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The Company is a leading nationwide provider of diagnostic imaging and therapeutic services and the largest operator of state-of-the-art mobile diagnostic imaging systems and related outsourced radiology services in the United States. The Company's diagnostic imaging services include MRI, CT, SPECT camera and ultrasound systems. The Company's therapeutic services include lithotripsy, brachytherapy, and microwave thermotherapy systems. The Company primarily provides MRI and CT systems and services to hospitals and other health care providers on a mobile, shared user basis. The Company also provides dedicated, full-time MRI systems and services as well as full-service management of imaging operations for selected hospitals. The Company's MRI services include the provision of high technology diagnostic imaging systems, technologists to operate the imaging systems, equipment maintenance and upgrades, the management of day-to-day operations, educational and marketing support, patient scheduling, billing and collection services, managed care contracting and professional liability insurance. The Company's services enable small to mid-size hospitals to gain access to advanced diagnostic imaging technology and related value-added services without making a substantial investment in equipment and personnel. The Company operates a fleet of 244 MRI systems and services 1,028 customers in 44 states as of December 31, 1998.

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

    Revenues from CT services, lithotripsy services, SPECT camera services, and other imaging services accounted for approximately 7% of the Company's revenues for the year ended December 31, 1998.

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

    As a result of these transactions, the Company experienced an approximate 90% ownership change. The Investor, which was formed and is wholly owned by certain affiliates of Apollo obtained ownership of approximately 83.6% of the Company's outstanding common stock, and the Company became highly leveraged.

    On March 12, 1998, the Company acquired MTI, which management believes was the second largest provider of mobile MRI services in the United States, in a transaction accounted for as a purchase. The Company has included the operations of MTI in its consolidated financial statements from the date of acquisition. This acquisition added 68 MRI systems operating in 31 states, 3 CT systems, 9 lithotripsy systems, and 3 brachytherapy systems to the Company's equipment fleet. The purchase price consisted of $58.3 million for all of the equity interests in MTI plus direct acquisition costs of approximately $2.0 million. In connection with the acquisition, the Company also refinanced $37.4 million of MTI's outstanding debt and paid MTI direct transaction costs of $3.5 million. To finance these expenditures, the Company increased its existing term loan facility by $20.0 million to provide total availability of $70.0 million, established a new $50.0 million term loan facility and borrowed an aggregate of $90.0 million thereunder, for which the Company incurred debt issuance costs of approximately $2.8 million. The Company also borrowed $5.4 million under its revolving loan facility and used $8.5 million of cash on hand at MTI to complete the financing requirements. The goodwill recorded as a result of this acquisition was $6.0 million which is being amortized on a straight-line basis over 20 years. Additionally, the Company assigned $67.2 million of purchase price to customer contracts and $2.9 million of purchase price to assembled work force. The amounts are being amortized on a straight-line basis over 20 and four years respectively. The allocation of the intangible assets acquired was based on an independent valuation study.

    On May 19, 1998, the Company acquired MDI, a subsidiary of U. S. Diagnostic, Inc. The purchase price consisted of approximately $31.0 million plus the assumption of approximately $7.4 million in financing arrangements. The Company borrowed $30.0 million under its revolving loan facility to finance the transaction. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of MDI have been included in the Company's consolidated financial statements from the date of acquisition. The goodwill recorded as a result of this acquisition was $17.2 million which is being amortized on a straight-line basis over 20 years. Additionally, the Company assigned $8.3 million of purchase price to customer contracts and $0.4 million of purchase price to assembled work force. The amounts are being amortized on a straight-line base over 20 and four years respectively. The allocation of the intangible assets acquired was based on an independent valuation study.

    On November 13, 1998, the Company acquired American Shared. The purchase price consisted of approximately $13.4 million in cash plus the assumption of approximately $12.2 million in financing arrangements. In connection with the acquisition, the Company also refinanced $13.1 million of American Shared's outstanding debt. The Company borrowed $30.0 million under a new tranche C term loan facility to finance the transaction. The transaction has been accounted for as a purchase and, accordingly, the results of operations of American Shared have been included in the Company's consolidated financial statements from the date of acquisition. The goodwill recorded as a result of this acquisition was approximately $30.4 million which is being amortized on a straight-line basis over 20 years. The allocation of the American Shared purchase price is tentative pending completion of fair value determinations for the net assets acquired. The allocation may change with the completion of these determinations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    Revenues for 1998 were $199.4 million, an increase of $112.9 million, or 130.6%, over 1997, primarily due to the MTI and MDI acquisitions. The remaining increase reflects higher scan-based MRI revenue, MRI revenue under fixed fee contracts and other revenue items (including revenue for other modalities). Overall, MRI revenue increased $94.9 million, as a result of a 121.3% increase in total scan volume partially offset by a 0.67% decrease in the average revenue realized per MRI scan. The average daily scan volume per MRI system increased 15.3% to 8.3 from 7.2 in 1997. Management attributes the non-acquisition volume increase to the Company's continuing MRI systems upgrade program, which has enabled the Company to obtain new, long-term contracts from both existing and new customers, and to the continuing positive effect of marketing programs implemented in early 1997. Management believes the decrease in average revenue realized per scan is the result of many customers achieving discount price levels in incremental scan volume; obtaining contracts with customers that have high scan volumes which justify lower scan prices; and continuing competitive pressure in the MRI service industry and cost containment efforts by health care payors. Other revenue increased $18.0 million, or 251.5% partly due to a $6.2 million increase in lithotripsy revenue associated with the MTI acquisition, as well as a $6.0 million increase in contract management service revenue as a result of the Company commencing these service arrangements primarily in connection with the MCIC acquisition. The remainder of the increase in other revenue was primarily due to an increase in nuclear medicine revenue.

    The Company operated 244 MRI systems at December 31, 1998 compared to 121 MRI systems at December 31, 1997. The increase was primarily a result of the MTI acquisition and to a lesser degree the American Shared and MDI acquisitions.

    Operating expenses, excluding depreciation, totaled $97.2 million in 1998, an increase of $58.2 million, or 149.2% from 1997. Payroll and related employee expenses increased $18.6 million, or 132.5%, primarily as a result of acquisitions, an increase in operating staffing levels necessary to support new units in operation and increased scans per unit. Preventative maintenance and cryogen expense increased $9.0 million, or 97.7%, due to an increase in the number of systems in service and the expiration of warranties on an increased number of MRI systems. Equipment rental expense increased $8.6 million, or 276.5%, resulting from a higher number of leased MRI systems in operation and the Company's leasing of 25 new tractors during the third quarter of 1997. Medical supplies expense increased $2.7 million, or 334.5%, primarily as a result of the increased level of nuclear medicine operations. Expenses associated with contract management services increased $3.6 million as a result of the Company commencing these service arrangements primarily in connection with the MCIC acquisition.

    Depreciation expense during 1998 totaled $27.0 million, an increase of $11.0 million, or 68.6% from the 1997 level principally due to a higher amount of depreciable assets associated with equipment additions and upgrades and equipment acquired through acquisitions. Amortization expense during 1998 increased $5.6 million, or 230.2%, over 1997 as a result of the acquisitions made during 1998.

    Selling, general and administrative expenses totaled $19.1 million in 1998, an increase of $10.2 million or 115.6%, from 1997. Payroll and related expenses increased $5.0 million, or 92.4%, primarily as a result of increased employee compensation related to increased staffing levels necessary to support the Company's increased level of operations. Bad debt expense increased $3.3 million primarily as a result of the growth in revenues and the application of the Company's more conservative bad debt reserve policy to the acquired MTI and MDI operations.

    The transaction related costs primarily represent a special non-recurring bonus paid in connection with the MTI acquisition, internal-use software development costs associated with accounting and billing systems conversions of the acquired companies, and a provision for bad debt conforming accounting adjustment made in connection with the American Shared acquisition.

    Interest expense of $35.5 million in 1998 was $27.7 million, or 354.5%, higher than 1997, as a result of higher average outstanding debt balances during 1998 as compared to 1997. This increase was primarily related to debt incurred in connection with the Recapitalization Merger and the MTI and MDI acquisitions.

    An income tax provision of $5.0 million was recorded in 1998, resulting in an effective tax rate of 50.5%. An income tax provision of $1.7 million was recorded in 1997, primarily as a result of permanently non-deductible costs for tax purposes associated with the Recapitalization Merger. At December 31, 1998, the Company had approximately $104.4 million of net operating losses available for federal tax purposes to offset future taxable income, subject to certain limitations.

    The Company's income before extraordinary loss was $4.9 million in 1998 compared to loss before extraordinary gain of $5.7 million in 1997, an increase of $10.6 million, primarily attributable to the non-recurring nature of the 1997 recapitalization merger costs partially offset by increased interest, depreciation, and amortization costs and transaction related costs. The Company reported an extraordinary loss of $2.3 million, net of income tax benefit, on early extinguishment of debt in 1998. The Company reported an extraordinary gain, net of income taxes, in 1997 of $1.8 million, on early extinguishment of debt. The earnings per common share calculations reflect preferred dividend requirements and financing fee accretion of $2.2 million in 1998 and $0.6 million in 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    Revenues for 1997 were $86.4 million, an increase of $18.0 million or 26.3% ($1.0 million, or 5.7%, as a result of the MCIC acquisition), over 1996. This increase reflects a scan-based MRI revenue increase of $15.6 million, or 25.9%, resulting from a 30.0% increase in total scan volume partially offset by a 3.2% decrease in the average revenue realized per MRI scan. The average daily scan volume per MRI system increased 8.4% to 7.24 from 6.68 in 1996. Management attributes the volume increase to the Company's continuing MRI systems upgrade program, which has enabled the Company to obtain new, long-term contracts from both existing and new customers, and to the effect of marketing programs implemented in early 1997. Management believes the decrease in average revenue realized per scan is the result of many customers achieving discount price levels in incremental scan volume; obtaining contracts with customers that have high scan volumes which justify lower scan prices; and, continuing competitive pressure in the MRI service industry and cost containment efforts by health care payors. CT revenues increased $1.1 million, or 31.2%, as a result of internal growth and the fourth quarter 1996 acquisition of a small CT business. Other revenues increased $1.3 million primarily as a result of the implementation in late 1996 of a program providing management services for a large portfolio of imaging systems owned by others, and the MCIC acquisition.

    The Company operated 121 MRI systems at December 31, 1997 compared to 86 MRI systems at December 31, 1996. The average number of MRI systems operated by the Company was 95 during 1997, compared to 85 during 1996.

    Operating expenses, excluding depreciation, totaled $39.0 million in 1997, an increase of $6.7 million, or 20.6% from 1996. Payroll and related employee expenses increased $3.1 million, or 23.3%, primarily as a result of an increase in operating staffing levels necessary to support new units in operation and increased scans per unit. Repairs and maintenance expense increased $0.6 million, or 38.1%, due to an increased number of systems in service, as well as costs associated with preparing additional sites. Fuel and other vehicle expenses collectively increased $0.6 million, or 34.0%, primarily due to addition of new MRI and other mobile systems. Preventative maintenance and cryogen contract expense increased $0.6 million, or 6.3%, due to the expiration of the warranties on an increased number of MRI systems. Other operating expenses (including insurance, site fees, office expenses, equipment rental, supplies, employee and professional services) increased $1.8 million, or 25.8%, as a result of the increased level of operations.

    Depreciation expense during 1997 totaled $16.0 million, an increase of $3.3 million, or 25.6%, from the 1996 level principally due to a higher amount of depreciable assets associated with equipment additions and upgrades. Amortization expense during 1997 increased $0.5 million, or 24.3%, over 1996 as a result of goodwill amortization associated with recent business acquisitions.

    Selling, general and administrative expenses totaled $8.9 million in 1997, an increase of $0.7 million, or 8.9%, from 1996. Employee expenses increased $0.4 million, or 96.8%, primarily as a result of the Company's recapitalization effort. Professional services expenses increased $0.1 million, or 20.3%, primarily due to costs associated with increased investor relations efforts and merger and acquisition activity. Corporate office expenses increased $0.07 million, or 10.1%, over 1996 as a result of the Company relocating its administrative office. Other expenses increased by $0.09 million primarily as a result of expanded marketing programs.

    Interest expense of $7.8 million in 1997 was $2.1 million, or 35.6%, higher than 1996, as a result of higher average outstanding debt balances during 1997 as compared to 1996. This increase was primarily related to the debt incurred in connection with the Recapitalization Merger and to the financing of several new imaging systems during 1997.

    An income tax provision of $1.7 million was recorded in 1997, primarily as a result of permanently non-deductible costs for tax purposes associated with the Recapitalization Merger. At December 31, 1997, the Company had approximately $36.0 million of net operating losses available for federal tax purposes to offset future taxable income, subject to certain limitations.

    The Company's loss before extraordinary gain was $5.7 million in 1997, compared to income before extraordinary gain of $6.5 million in 1996, a decrease of $12.2 million, primarily attributable to costs associated with the Recapitalization Merger. The Company reported extraordinary gains, net of income taxes, in 1997 of $1.8 million on early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generated $31.5 million, $12.9 million and $21.7 million from operating activities in 1998, 1997, and 1996, respectively. Capital expenditures, consisting primarily of new equipment purchases, totaled $68.7 million, $51.8 million, and $34.4 million in 1998, 1997, and 1996, respectively. In 1998, the Company purchased 39 new MRI systems, including replacement systems. The Company expects to purchase additional equipment under binding commitments in 1999 and finance such purchases with the Company's Revolving Loan Facility.

    The Company's primary cash needs consist of capital expenditures and debt service. The Company incurs capital expenditures for the purposes of (i) providing routine upgrades of its MRI systems; (ii) replacing or making major upgrades to older, less advanced systems with new state-of-the-art systems; and
(iii) purchasing new systems. The Company expects capital expenditures to be approximately $75.0 million in 1999, which primarily reflects the anticipated purchase of 40 new MRI systems, including replacement systems, many of which were acquired with American Shared. The Company's decision to purchase a new system is typically predicated on obtaining new or extending existing customer contracts, which serve as the basis of demand for the new system.

    As a result of the Recapitalization Merger, the Company issued $185.0 million of Notes (consisting of $140.0 million Senior Subordinated Notes due 2005, bearing interest at the rate of 9 5/8% per annum; and $45.0 million Floating Interest Rate Subordinated Term Securities due 2005, bearing interest at a rate per annum equal to LIBOR plus 4.19%) which are payable semiannually, and require no principal repayments until maturity. The Company also entered into a $125.0 million Credit Agreement consisting of a $50.0 million Term Loan Facility and a $75.0 million Revolving Loan Facility, and carried over approximately $12.7 million of other obligations. The Term Loan matures on the sixth anniversary of the initial borrowing and requires annual principal repayments of one percent per year during the first five years and the outstanding principal amount in the sixth year. The Revolving Loan Facility matures on the fifth anniversary of the initial borrowing and has mandatory commitment reductions of $40.0 million on the fourth and fifth anniversaries of the initial borrowing. The Credit Agreement contains restrictive covenants, which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness. In addition, the Credit Agreement requires loans to be prepaid with 100% of the net proceeds of non-ordinary-course asset sales or other dispositions of property, issuances of debt obligations and certain preferred stock and certain insurance proceeds, 75% of annual excess cash flow and 50% of the net proceeds from common equity and certain preferred stock issuances, in each case subject to limited exceptions. Voluntary prepayments are permitted in whole or in part. Subsequent amendments to the Credit Agreement are described below.

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

    On November 21, 1997, the Company acquired MCIC, a Cleveland, Ohio based provider of mobile MRI services, CT services and other outsourced health care services. The acquisition also included MCIC's one-half interest in a limited liability company in Michigan. The purchase price consisted of $12.3 million cash plus the assumption of approximately $5.5 million in financing arrangements. MCIC operated 14 mobile MRI systems and several other diagnostic imaging systems, primarily in Ohio, Michigan, Indiana and Pennsylvania.

    On March 12, 1998, the Company acquired MTI, another nationwide provider of diagnostic imaging services. The Company funded the MTI acquisition with $20.0 million of existing Term Loan availability under tranche A, $5.4 million of revolver borrowings, a $20.0 million increase to the Term Loan Facility under tranche A, and a new $50.0 million Term Loan Facility under tranche B. The Credit Agreement was amended to provide for the increased Term Facilities.

    On May 19, 1998, the Company acquired MDI, a subsidiary of U. S. Diagnostic, Inc. The Company borrowed $30.0 million under its Revolving Loan Facility to finance the transaction.

    On September 24, 1998, the Company completed a $90.0 million expansion of its Credit Agreement. The transaction added a new $85.0 million Term Loan Facility under tranche C and increased the Revolving Loan Facility to $80.0 million ($22.4 million of which was funded at December 31, 1998). The total amount outstanding under the Term Loan Facility at December 31, 1998 was $203.8 million. The increased Loan Facilities provided funds to complete the American Shared acquisition and will also provide funds for future acquisitions and capital expenditures.

    On November 13, 1998, the Company acquired American Shared. The purchase price consisted of approximately $13.4 million plus the assumption of approximately $12.2 million in financing arrangements.

In connection with the acquisition, the Company also refinanced $13.1 million of American Shared's outstanding debt. The Company borrowed $30.0 million under the tranche C Term Loan Facility to finance the transaction.

    The Company believes that based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including borrowings available under the Revolving Loan Facility, will be sufficient over the next several years to fund anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Notes and obligations under the Credit Agreement.

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

YEAR 2000 COMPLIANCE

    The following disclosure is a Year 2000 readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act. The Company has implemented a process to address its Year 2000 compliance issues. The process includes: (i) an inventory and assessment of the compliance of essential systems and equipment of the Company and of Year 2000 mission critical suppliers, customers, and other third parties, (ii) the remediation of non-compliant systems and equipment, and (iii) contingency planning. The Company has completed its inventory of imaging and therapeutic systems and has completed approximately 80% of its inventory of information systems. The Company has identified its mission critical suppliers, customers and other third parties and is in the process of communicating with them about their Year 2000 readiness plans and progress. During 1998, the Company purchased Year 2000 compliant financial reporting software which has been successfully implemented. As a result, the Company does not believe that its financial reporting, wholesale billing, or accounts receivable functions will be adversely affected by Year 2000 concerns. The cost of this software was approximately $1.0 million, including installation.

    The Company has also been working closely with the original equipment manufacturers ("OEM") of its imaging and therapeutic systems to address Year 2000 concerns. Approximately 98% of the Company's MRI and CT systems will be made compliant on a timely basis by the OEMs pursuant to the Company's existing maintenance contracts. The Company can not currently estimate the additional costs that will be incurred to address Year 2000 concerns. The Company's analysis of its Year 2000 efforts are ongoing and its overall plan and cost estimations will continue to evolve, as new information becomes available.

    The failure of the Company, its mission critical suppliers, customers or third parties to be fully Year 2000 compliant for essential systems and equipment by January 1, 2000 could result in interruptions in normal business work operations. The Company's potential risks include: (i) the inability to deliver imaging and therapeutic services, (ii) the delayed receipt of payments from clients or fiscal intermediaries, (iii) the failure of security systems, elevators, heating systems and other operational systems in the Company's offices and (iv) the inability to receive critical equipment from vendors. Each of these events could have a material adverse effect on the Company's business, results of operations and financial condition.

    Contingency plans for Year 2000 related issues continue to be developed and include, but are not limited to, identification of alternate suppliers, alternate equipment and manual systems. However, any contingency plan implemented by the Company may not succeed or may not be adequate to meet the Company's needs without materially affecting the Company's business, results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For long-term debt obligations, the table presents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates. All amounts are in United States dollars. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

                                                                      EXPECTED MATURITY DATE
                                     ----------------------------------------------------------------------------------------
DECEMBER 31, 1998                      1999       2000       2001       2002       2003     THEREAFTER     TOTAL
-----------------------------------  ---------  ---------  ---------  ---------  ---------  -----------  ---------
                                                                                                                      FAIR
                                                                                                                      VALUE
                                                                                                                    ---------
Liabilities:
Long-term debt
  Fixed rate.......................  $  18,742  $  13,545  $   8,706  $   5,547  $  68,305   $ 267,750   $ 382,595  $ 397,430
  Weighted average interest rate...       9.00%      9.11%      9.15%      8.50%      7.71%       8.69%       8.55%      7.75%

  Variable rate....................  $      --  $      --  $      --  $  22,394  $      --   $  45,000      67,394  $  67,394
  Weighted average interest rate...         --         --         --       7.49%        --        9.29%       8.69%      8.69%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements:

  Consolidated Balance Sheets at December 31, 1998 and 1997..........................         20

  Consolidated Statements of Operations for the years ended December 31, 1998, 1997
    and 1996.........................................................................         21

  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997
    and 1996.........................................................................      22-24

  Consolidated Statements of Preferred Stock, Common Stock, Additional Paid-In
    Capital (Deficit) and Accumulated Deficit for the years ended December 31, 1998,
    1997 and 1996                                                                             25

  Notes to Consolidated Financial Statements.........................................      26-39

Report of Independent Auditors.......................................................         40

Quarterly Financial Data.............................................................         41

                             ALLIANCE IMAGING, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                                 DECEMBER 31
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
  Cash and short-term investments.........................................................  $    1,681  $   10,798
  Accounts receivable, net of allowance for doubtful accounts of $8,259 in 1998 and $750
    in 1997...............................................................................      41,634      12,628
  Deferred income taxes (NOTE 8)..........................................................       3,679       2,478
  Prepaid expenses........................................................................       3,134       1,285
  Other receivables.......................................................................         552         472
                                                                                            ----------  ----------
Total current assets......................................................................      50,680      27,661

Equipment, at cost (NOTE 4)...............................................................     273,074     169,468
Less accumulated depreciation.............................................................     (78,811)    (57,255)
                                                                                            ----------  ----------
                                                                                               194,263     112,213
Goodwill, net of accumulated amortization of $14,382 in 1998 and $9,971 in 1997 (NOTE
  3)......................................................................................     109,667      36,149
Other intangibles, net of accumulated amortization of $3,599 in 1998 (NOTE 3).............      75,528          --
Deferred financing costs..................................................................      12,867      13,641
Deposits and other assets.................................................................      13,161       3,991
                                                                                            ----------  ----------
Total assets..............................................................................  $  456,166  $  193,655
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $    4,688  $    6,677
  Accrued compensation and related expenses...............................................       6,733       5,982
  Other accrued liabilities...............................................................      21,190       8,021
  Current portion of long-term debt (NOTE 4)..............................................      18,742       6,351
                                                                                            ----------  ----------
Total current liabilities.................................................................      51,353      27,031

Long-term debt, net of current portion (NOTE 4)...........................................     431,247     227,874
Other liabilities.........................................................................         713          86
Deferred income taxes (NOTE 8)............................................................      38,390       6,865
                                                                                            ----------  ----------
Total liabilities.........................................................................     521,703     261,856

Commitments and Contingencies(NOTE 6)

Redeemable preferred stock, Series F, $.01 par value; 300,000 shares authorized; shares issued and outstanding--150,000 in 1998 and 1997(redemption value - $17,211 in 1998 and
  $15,084 in 1997) (NOTE 5)...............................................................      16,673      14,487
Common stock, $.01 par value; 10,000,000 shares authorized; shares issued and
  outstanding--4,072,611 in 1998 and 4,054,111 in 1997 (NOTE 5)...........................          41          41
Additional paid-in deficit................................................................     (59,672)    (59,738)
Accumulated deficit.......................................................................     (22,579)    (22,991)
                                                                                            ----------  ----------
Total liabilities and stockholders' equity................................................  $  456,166  $  193,655
                                                                                            ----------  ----------
                                                                                            ----------  ----------

SEE ACCOMPANYING NOTES.

                             ALLIANCE IMAGING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     YEAR ENDED DECEMBER 31
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Revenues.....................................................................  $  199,401  $   86,474  $   68,482
Costs and expenses:
  Operating expenses, excluding depreciation.................................      97,187      38,997      32,344
  Depreciation expense.......................................................      26,961      15,993      12,737
  Selling, general and administrative expenses...............................      19,095       8,857       8,130
  Amortization expense, primarily goodwill...................................       8,010       2,426       1,952
  Interest expense, net of interest income of $485 in 1998, $592 in 1997 and
    $502 in 1996.............................................................      35,488       7,808       5,758
  Transaction related costs..................................................       2,818          --          --
  Recapitalization merger costs (NOTE 1).....................................          --      16,350          --
                                                                               ----------  ----------  ----------
Total costs and expenses.....................................................     189,559      90,431      60,921

Income (loss) before income taxes and extraordinary gain (loss)..............       9,842      (3,957)      7,561
Provision for income taxes (NOTE 8)..........................................       4,973       1,700       1,060
                                                                               ----------  ----------  ----------
Income (loss) before extraordinary gain (loss)...............................       4,869      (5,657)      6,501
Extraordinary gain (loss), net of taxes......................................      (2,271)      1,849       6,300
                                                                               ----------  ----------  ----------
Net income (loss)............................................................       2,598      (3,808)     12,801
Less: Preferred stock dividends and financing fee accretion..................       2,186         626         943
Add: Excess of carrying amount of preferred stock repurchased over
  consideration paid.........................................................          --       1,906       1,764
                                                                               ----------  ----------  ----------
Income (loss) applicable to common stock.....................................  $      412  $   (2,528) $   13,622
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Earnings per common share:
Income (loss) before extraordinary gain (loss)...............................  $     0.66  $    (0.41) $     0.67
Extraordinary gain (loss), net of taxes......................................       (0.56)       0.17        0.58
                                                                               ----------  ----------  ----------
Net income (loss) per common share...........................................  $     0.10  $    (0.24) $     1.25
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Earnings per common share--assuming dilution:
Income (loss) before extraordinary gain (loss)...............................  $     0.63  $    (0.41) $     0.63
Extraordinary gain (loss), net of taxes......................................       (0.53)       0.17        0.55
                                                                               ----------  ----------  ----------
Net income (loss) per common share--assuming dilution........................  $     0.10  $    (0.24) $     1.18
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

SEE ACCOMPANYING NOTES.

                             ALLIANCE IMAGING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
OPERATING ACTIVITIES
Net income (loss)..........................................................  $     2,598  $    (3,808) $    12,801
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Extraordinary (gain) loss................................................        2,271       (1,849)      (6,300)
  Depreciation and amortization............................................       34,971       18,419       14,689
  Amortization of deferred financing costs.................................        2,088          131          411
  Distributions in excess of equity in (undistributed) income of
    investee...............................................................         (417)         271          (91)
  Increase (decrease) in deferred income taxes.............................        5,481         (444)       1,041
  Gain on sale of equipment................................................         (267)          --           --
  Gain on sale of investment...............................................           --           --         (750)
Changes in operating assets and liabilities:
  Accounts receivable, net.................................................       (8,122)      (1,960)      (2,474)
  Prepaid expenses.........................................................        1,090         (221)        (306)
  Other receivables........................................................          926          211          (49)
  Other assets.............................................................       (2,300)          18          (72)
  Accounts payable, accrued compensation and other accrued liabilities.....       (2,737)       4,105        2,115
  Other liabilities........................................................       (4,129)      (2,009)         716
                                                                             -----------  -----------  -----------
Net cash provided by operating activities..................................       31,453       12,864       21,731

INVESTING ACTIVITIES
Equipment purchases........................................................      (63,124)     (45,122)     (26,510)
(Increase) decrease in deposits on equipment...............................       (7,482)      (1,106)         264
Purchase of contracts and related assets of Mobile M.R. Venture, Ltd.......           --           --         (455)
Purchase of common stock of Royal Medical Health Services, Inc., net of
  cash acquired............................................................           --           --       (1,844)
Purchase of common stock of Sun MRI Services, Inc., net of cash acquired...           --           --         (269)
Purchase of contracts and related assets of West Coast Mobile Imaging......           --           --          (90)
Purchase of common stock of Mobile Technology Inc., net of cash acquired...      (94,147)          --           --
Purchase of common stock of Medical Diagnostics, Inc., net of cash
  acquired.................................................................      (31,158)          --           --
Purchase of all equity interests in two operating subsidiaries of American
  Shared Hospital Services.................................................      (29,845)          --           --
Purchase of MRI contracts and related assets of Pacific Medical Imaging,
  Inc......................................................................           --         (756)          --
Purchase of partnership interests of Medical Consultants Imaging Company,
  net of cash acquired.....................................................           --      (11,436)          --
Proceeds from sale of equipment............................................        2,008           --           --
Proceeds from sale of investment...........................................           --           --          968
                                                                             -----------  -----------  -----------
Net cash used in investing activities......................................     (223,748)     (58,420)     (27,936)

                             ALLIANCE IMAGING, INC.

                             (DOLLARS IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
FINANCING ACTIVITIES
Payment of preferred stock dividends.......................................           --         (810)      (1,594)
Repurchase of senior subordinated debentures...............................           --       (2,286)      (5,714)
Partial prepayment of senior notes.........................................           --           --       (3,537)
Repurchase of Series A preferred stock.....................................           --       (2,523)      (6,307)
Principal payments on long-term debt.......................................      (13,429)     (19,777)     (13,630)
Proceeds from long-term debt...............................................           --       36,027       23,889
Proceeds from senior bridge loan...........................................           --        5,128       12,872
Proceeds from senior subordinated notes and term loan......................           --      215,000           --
Payments on revolving loan facility........................................      (53,576)          --           --
Proceeds from term loan facility...........................................      175,000           --           --
Proceeds from revolving loan facility......................................       75,970           --           --
Prepayment of senior notes and certain equipment debt......................           --      (73,341)          --
Repurchase of common stock and common stock warrants.......................           --     (153,339)          --
Issuance of common stock...................................................           --       39,954           --
Issuance of Series F preferred stock.......................................           --       14,400           --
Increase in deferred financing costs.......................................         (853)     (13,721)         (76)
Proceeds from exercise of employee stock options...........................           66          775           41
                                                                             -----------  -----------  -----------
Net cash provided by financing activities..................................      183,178       45,487        5,944

Net decrease in cash and short-term investments............................       (9,117)         (69)        (261)
Cash and short-term investments, beginning of year.........................       10,798       10,867       11,128
                                                                             -----------  -----------  -----------
Cash and short-term investments, end of year...............................  $     1,681  $    10,798  $    10,867
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid..............................................................  $    32,744  $     7,677  $     5,562
Income taxes paid..........................................................          313          623          378

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net book value of assets exchanged.........................................  $       454  $     1,434  $     3,521
Preferred stock dividend accrued and financing fee accretion...............        2,186           97          266
Excess of carrying amount of preferred stock repurchased over consideration
  paid.....................................................................           --        1,906        1,764
Conversion of senior bridge loan into Series D 4% convertible preferred
  stock....................................................................           --       18,000           --
Conversion of Series C 5% convertible preferred stock into common stock....           --          388           --
Conversion of Series D 4% convertible preferred stock into common stock....           --       18,000           --

                             ALLIANCE IMAGING, INC.

                             (DOLLARS IN THOUSANDS)

    During the 1998 first quarter, the Company purchased all of the equity interests of MTI for cash consideration of approximately $103,893. In connection with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired..............................................  $ 125,720
Cash paid for equity interests.............................................   (103,893)
                                                                             ---------
Liabilities assumed........................................................  $  21,827
                                                                             ---------
                                                                             ---------

    During the 1998 second quarter, the Company purchased all of the common stock of MDI for cash consideration of approximately $31,166. In connection with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired..............................................  $  40,076
Cash paid for common stock.................................................    (31,166)
                                                                             ---------
Liabilities assumed........................................................  $   8,910
                                                                             ---------
                                                                             ---------

    During the 1998 fourth quarter, the Company purchased all of the equity interests in two operating subsidiaries of American Shared Hospital Services for cash consideration of approximately $29,967. In connection with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired..............................................  $  46,706
Cash paid for equity interests.............................................    (29,967)
                                                                             ---------
Liabilities assumed........................................................  $  16,739
                                                                             ---------
                                                                             ---------

    During the 1997 fourth quarter, the Company purchased the partnership interests of Medical Consultants Imaging Co. for cash consideration of approximately $12,323. In connection with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired..............................................  $  19,916
Cash paid for partnership interests........................................    (12,323)
                                                                             ---------
Liabilities assumed........................................................  $   7,593
                                                                             ---------
                                                                             ---------

    During the 1996 second quarter, the Company purchased all of the common stock of Royal Medical Health Services, Inc., and related assets for cash consideration of approximately $1,914. In connection with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired..............................................  $   8,601
Cash paid for common stock.................................................     (1,914)
                                                                             ---------
Liabilities assumed........................................................  $   6,687
                                                                             ---------
                                                                             ---------

    As additional consideration for the above purchase, the Company issued convertible preferred stock in the amount of $388 and common stock warrants valued at $212.

    During the 1996 third quarter, the Company purchased all of the common stock of Sun MRI Services, Inc. for cash consideration of approximately $391. In connection with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired..............................................  $   1,602
Cash paid for common stock.................................................       (391)
                                                                             ---------
Liabilities assumed........................................................  $   1,211
                                                                             ---------
                                                                             ---------

SEE ACCOMPANYING NOTES.

                             ALLIANCE IMAGING, INC.
           CONSOLIDATED STATEMENTS OF PREFERRED STOCK, COMMON STOCK,
          ADDITIONAL PAID-IN CAPITAL (DEFICIT) AND ACCUMULATED DEFICIT
                             (DOLLARS IN THOUSANDS)

                                                 SERIES A AND F     SERIES C AND D
                                                   REDEEMABLE        CONVERTIBLE                           ADDITIONAL
                                                PREFERRED STOCK    PREFERRED STOCK      COMMON STOCK        PAID-IN
                                               ------------------  ----------------  -------------------    CAPITAL     ACCUMULATED
                                                SHARES    AMOUNT   SHARES   AMOUNT     SHARES     AMOUNT   (DEFICIT)      DEFICIT
                                               --------  --------  -------  -------  -----------  ------   ----------   -----------
Balance at December 31, 1995.................   155,000  $ 16,430       --  $   --    10,836,171   $108     $ 31,908     $(30,412)
Payment of 1995 preferred stock dividends....        --      (930)      --      --            --     --           --           --
Exercise of common stock options.............        --        --       --      --        77,217      1           39           --
Issuance of common stock warrants in
  connection with senior and subordinated
  debt amendment.............................        --        --       --      --            --     --          259           --
Issuance of common stock warrants in
  connection with transfer and amendment of
  senior notes...............................        --        --       --      --            --     --          222           --
Issuance of Series C preferred stock in
  connection with acquisition of Royal
  Medical Health Services, Inc...............        --        --    3,876     388            --     --           --           --
Issuance of common stock warrants in
  connection with acquisition of Royal
  Medical Health Services, Inc...............        --        --       --      --            --     --          212           --
Preferred stock dividends accrued............        --       930       --      --            --     --           --         (930)
Payment of 1996 preferred stock dividends....        --      (664)      --      --            --     --           --           --
Repurchase of Series A preferred stock.......  (110,714)  (11,072)      --      --            --     --        1,764           --
Net income for year ended December 31,
  1996.......................................        --        --       --      --            --     --           --       12,801
                                               --------  --------  -------  -------  -----------  ------   ----------   -----------
Balance at December 31, 1996.................    44,286     4,694    3,876     388    10,913,388    109       34,404      (18,541)

Exercise of common stock options.............        --        --       --      --       554,539      6          768           --
Repurchase of Series A redeemable preferred
  stock......................................   (44,286)   (4,694)      --      --            --     --        1,906           --
Transaction costs associated with conversion
  of senior bridge loan into Series D
  preferred stock............................        --        --       --      --            --     --         (160)          --
Conversion of senior bridge loan into Series
  D preferred stock..........................        --        --   18,000  18,000            --     --           --           --
Series C preferred stock dividend............        --        --       --      --            --     --           --          (13)
Series D preferred stock dividend............        --        --       --      --            --     --           --         (528)
Conversion of Series C preferred stock into
  common stock...............................        --        --   (3,876)   (388 )      80,206      1          400          (14)
Conversion of Series D preferred stock into
  common stock...............................        --        --  (18,000) (18,000)   3,000,000     30       17,970           --
Conversion of Newport Acquisition Corp.
  common stock into Alliance common stock....        --        --       --      --     3,632,222     36       39,918           --
Issuance of Series F redeemable preferred
  stock......................................   150,000    14,400       --      --            --     --           --           --
Series F preferred stock dividend accrued and
  accretion..................................        --        87       --      --            --     --           --          (87)
Repurchase of common stock...................        --        --       --      --   (14,126,244)  (141)    (155,247)          --
Payment to retire common stock warrants......        --        --       --      --            --     --       (2,097)          --
Tax benefit of disqualified stock option
  dispositions and warrants..................        --        --       --      --            --     --        2,400           --
Net loss for the year ended December 31,
  1997.......................................        --        --       --      --            --     --           --       (3,808)
                                               --------  --------  -------  -------  -----------  ------   ----------   -----------
Balance at December 31, 1997.................   150,000    14,487       --      --     4,054,111     41      (59,738)     (22,991)
Exercise of common stock options.............        --        --       --                18,500     --           66           --
Series F preferred stock dividend accrued and
  accretion..................................        --     2,186       --      --            --     --           --       (2,186)
Net income for year ended December 31,
  1998.......................................        --        --       --      --            --     --           --        2,598
                                               --------  --------  -------  -------  -----------  ------   ----------   -----------
                                                150,000  $ 16,673       --  $   --     4,072,611   $ 41     $(59,672)    $(22,579)
                                               --------  --------  -------  -------  -----------  ------   ----------   -----------
                                               --------  --------  -------  -------  -----------  ------   ----------   -----------

SEE ACCOMPANYING NOTES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. DESCRIPTION OF THE COMPANY AND BASIS OF FINANCIAL STATEMENT PRESENTATION

DESCRIPTION OF THE COMPANY--Alliance Imaging, Inc. (the "Company") operates in a single industry segment, the provision of outsourced high technology diagnostic imaging and therapeutic systems and related technical support services, as well as management and information services, to hospitals and other health care providers. Diagnostic imaging services are provided on both a mobile, shared-user basis as well as on a full-time basis to single customers. The Company operates entirely within the United States and is one of the largest providers of magnetic resonance imaging ("MRI") and computed tomography ("CT") services in the country. The equipment used by the Company is sophisticated and subject to accelerated obsolescence in the event of significant technological change.

BASIS OF FINANCIAL STATEMENT PRESENTATION--The accompanying consolidated financial statements include the accounts of Alliance Imaging, Inc. and its consolidated subsidiaries. Significant intercompany transactions have been eliminated. The Company owns 49% of a partnership as a general and limited partner and a 50% interest in two limited liability companies. These entities provide services similar to the Company's activities and are accounted for under the equity method.

USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECAPITALIZATION MERGER--On December 18, 1997, after obtaining the approval of stockholders, the Company completed a series of transactions contemplated by an Agreement and Plan of Merger between Newport Investment LLC (the "Investor") and the Company (the "Recapitalization Merger") whereby the Company: obtained proceeds from debt financing aggregating $215,000; issued 150,000 shares of non-voting redeemable Series F preferred stock to the Investor for proceeds of $15,000; issued 3,632,222 shares of its common stock in exchange for all of the outstanding stock of Newport Acquisition Corporation, a subsidiary of the Investor, and received net proceeds of $40,000 from cash placed into Newport Acquisition Corporation by the Investor; and converted all shares of its common stock held by existing stockholders in excess of 411,358 shares that were retained by electing existing stockholders into the right to receive $11 in cash. The Company used the cash proceeds from these transactions to fund: the purchase of its common stock from existing stockholders--$162,500; repayment of existing debt, net of $1,100 net discount on prepayment of debt--$73,900; transaction costs charged to expense--$16,400; deferred debt financing fees and redeemable preferred stock financing fees of $14,300; and an increase in the Company's cash balance of $2,900.

    As a result of these transactions, the Company experienced an approximate 90% ownership change. The Investor, which was formed and is wholly owned by certain affiliates of Apollo Management, L.P., ("Apollo") obtained ownership of approximately 83.6% of the Company's outstanding common stock, and the Company became highly leveraged. The Company paid $3,200 to Apollo for professional services rendered in connection with the Recapitalization Merger. The Recapitalization Merger and related transactions have been treated as a leveraged recapitalization in which the issuance and retirement of debt have been accounted for as financing transactions, the sales and purchases of the Company's stock have been accounted for as capital transactions at amounts received from or paid to stockholders, and no changes were made to the carrying values of the Company's assets and liabilities that were not directly impacted by the transactions.

                               DECEMBER 31, 1998

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND SHORT-TERM INVESTMENTS--The Company considers short-term investments with original maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE--The Company provides shared and single-user diagnostic imaging equipment and technical support services to the health care industry and directly to patients on an outpatient basis. Substantially all of the Company's accounts receivable are due from hospitals, other health care providers and health insurance providers located throughout the United States. Services are generally provided pursuant to long-term contracts with hospitals and other health care providers or directly to patients, and generally collateral is not required. Receivables generally are collected within industry norms for third-party payors. Credit losses are provided for in the consolidated financial statements and losses experienced have been within management's estimates.

EQUIPMENT--Equipment is stated at cost and is generally depreciated using the straight-line method over an initial estimated life of three to eight years to an estimated residual value, generally between five and twenty percent of original cost. If the Company continues to operate the equipment beyond its initial estimated life, the residual value is then depreciated to a nominal salvage value over three years.

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

GOODWILL--The Company amortizes goodwill using the straight-line method over a period of one to twenty-five years. For acquired entities, the amortization period selected is primarily based upon the estimated life of the customer contracts, including expected renewals, and other related assets acquired, not to exceed twenty years. The Company reviews its long-lived assets and related intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at the lowest level at which undiscounted net cash flows can be directly attributable to long-lived assets.

REVENUE RECOGNITION--The majority of the Company's revenues are derived directly from health care providers. To a lesser extent, revenues are generated from direct billings to patients or their medical payors which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Net revenues from direct patient billing amounted to approximately 12%, 7% and 8% of revenues in the years ended December 31, 1998, 1997 and 1996, respectively. No single customer accounted for 3% or more of consolidated revenues in each of the three years in the period ended December 31, 1998. All revenues are recognized at the time the service is performed.

INCOME TAXES--The Company calculates deferred taxes and related income tax expense using the liability method. This method determines deferred taxes by applying the current tax rate to the cumulative temporary differences between recorded carrying amounts and the corresponding tax basis of assets and liabilities. A valuation allowance is established for deferred tax assets unless their realization is considered

                               DECEMBER 31, 1998

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) more likely than not. The Company's provision for income taxes is the sum of the change in the balance of deferred taxes between the beginning and the end of the period plus income taxes currently payable.

INVESTMENT TAX CREDITS--The Company accounts for investment tax credits under the flow through method.

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

    REDEEMABLE PREFERRED STOCK: As more fully discussed in Note 5, the Company issued its Series F redeemable preferred stock in exchange for $15,000 cash on December 18, 1997, in connection with the Recapitalization Merger. Although it was not practicable to reevaluate the estimated fair value of the Series F redeemable preferred stock as of December 31, 1998 and 1997 because of a lack of a quoted market price and the inability to estimate fair value without incurring excessive costs, the Company believes the carrying amounts as of December 31, 1998 and 1997 of $16,673 and $14,487, which represent the original fair value of the preferred stock (less a $600 financing fee) increased for the 1998 and 1997 cumulative dividends and financing fee accretion, reasonably approximate its fair value at those dates.

    Accordingly, the carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                           DECEMBER 31, 1998       DECEMBER 31, 1997
                                                         ----------------------  ----------------------
                                                          CARRYING      FAIR      CARRYING      FAIR
                                                           AMOUNT      VALUE       AMOUNT      VALUE
                                                         ----------  ----------  ----------  ----------
Cash and short-term investments........................  $    1,681  $    1,681  $   10,798  $   10,798
Long-term debt.........................................     449,989     464,824     234,225     233,539
Redeemable preferred stock--Series F...................      16,673      16,673      14,487      14,487

                               DECEMBER 31, 1998

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EARNINGS PER COMMON SHARE--The following table sets forth the computation of basic and diluted earnings per share:

                                                                            1998       1997       1996
                                                                          ---------  ---------  ---------
Numerator:
Income (loss) before extraordinary gain (loss)..........................  $   4,869  $  (5,657) $   6,501
Preferred stock dividends and financing fee accretion...................     (2,186)      (626)      (943)
Excess of carrying amount of preferred stock repurchased over
  consideration paid....................................................         --      1,906      1,764
                                                                          ---------  ---------  ---------
Numerator for basic and diluted earnings per share--income available to
  common stockholders before extraordinary gain (loss)..................  $   2,683  $  (4,377) $   7,322
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------
Denominator:
Denominator for basic earnings per share--weighted-average shares.......      4,067     10,743     10,864
Effect of dilutive securities:
Employee stock options and common stock warrants........................        171         --        630
                                                                          ---------  ---------  ---------
Denominator for diluted earnings per share--adjusted weighted-average
  shares................................................................      4,238     10,743     11,494
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------
Basic earnings (loss) per share before extraordinary gain (loss)........  $    0.66  $   (0.41) $    0.67
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------
Diluted earnings (loss) per share before extraordinary gain (loss)......  $    0.63  $   (0.41) $    0.63
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

RECENT ACCOUNTING PRONOUNCEMENTS--Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. For the years ended December 31, 1998 , 1997 and 1996, the Company did not have any components of other comprehensive income as defined in FAS 130.

3. ACQUISITIONS

    On March 12, 1998, the Company acquired Mobile Technology Inc. ("MTI"), which management believes was the second largest provider of mobile MRI services in the United States, in a transaction accounted for as a purchase. The Company has included the operations of MTI in its consolidated financial statements from the date of acquisition. The purchase price consisted of $58,300 for all of the equity interests in MTI plus direct acquisition costs of approximately $2,000. In connection with the acquisition, the Company also refinanced $37,400 of MTI's outstanding debt and paid MTI direct transaction costs of $3,500. The goodwill recorded as a result of this acquisition was $5,979 which is being amortized on a straight-line basis over 20 years. Additionally, the Company assigned $67,200 of purchase price to customer contracts and $2,870 of purchase price to assembled work force. The amounts are being amortized on a straight-line basis over 20 and four years respectively. The allocation of the intangible assets acquired was based on an independent valuation study.

                               DECEMBER 31, 1998

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS (CONTINUED)
    On May 19, 1998, the Company acquired Medical Diagnostics, Inc. ("MDI"), a subsidiary of U. S. Diagnostic, Inc. The purchase price consisted of approximately $31,000 plus the assumption of approximately $7,400 in financing arrangements. The transaction has been accounted for as a purchase and, accordingly, the results of operations of MDI have been included in the Company's consolidated financial statements from the date of acquisition. The goodwill recorded as a result of this acquisition was $17,212 which is being amortized on a straight-line basis over 20 years. Additionally, the Company assigned $8,300 of purchase price to customer contracts and $350 of purchase price to assembled work force. The amounts are being amortized on a straight-line basis over 20 and four years respectively. The allocation of the intangible assets acquired was based on an independent valuation study.

    On November 13, 1998, two wholly owned subsidiaries of the Company acquired all of the outstanding common stock of CuraCare, Inc. and all of the partnership interests in American Shared-CuraCare (collectively, "American Shared"). The purchase price consisted of approximately $13,377 plus the assumption of approximately $12,241 in financing arrangements. In connection with the acquisition, the Company also refinanced $13,130 of American Shared's outstanding debt. The transaction has been accounted for as a purchase and, accordingly, the results of operations of American Shared have been included in the Company's consolidated financial statements from the date of acquisition. The goodwill recorded as a result of this acquisition was approximately $30,445 which is being amortized on a straight-line basis over 20 years. The allocation of the American Shared purchase price is tentative pending completion of fair value determinations for the net assets acquired. The allocation may change with the completion of these determinations.

    On November 21, 1997, the Company acquired Medical Consultants Imaging Co. ("MCIC"), a Cleveland, Ohio based provider of mobile MRI services, CT services and other outsourced health care services. The acquisition also included MCIC's one-half interest in a limited liability company in Michigan. The purchase price consisted of approximately $12,300 in cash (of which $2,000 has been placed in escrow and is subject to certain reductions) plus the assumption of approximately $5,500 in financing arrangements. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of MCIC have been included in the Company's consolidated financial statements from the date of acquisition. The goodwill recorded as a result of this acquisition was $10,932, which is being amortized on a straight-line basis over 20 years.

    On April 26, 1996, the Company acquired all of the outstanding shares of Royal Medical Health Services, Inc. ("Royal") of Pittsburgh, Pennsylvania. Like the Company, Royal is a provider of comprehensive MRI services. The Company issued 3,876 shares of Series C convertible preferred stock valued at $388, common stock warrants valued at $212, and paid $1,914 in cash as consideration for the acquisition of Royal and certain related assets. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Royal have been included in the Company's consolidated financial statements from the date of acquisition.

    The unaudited pro forma information below presents combined results of operations as if the MTI, MDI and American Shared acquisitions had occurred at the beginning of 1998 and 1997, and as if the MCIC acquisition had occurred at the beginning of 1997 and 1996 and the Royal acquisition had occurred at the beginning of 1996. The unaudited pro forma information is not necessarily indicative of the results

                               DECEMBER 31, 1998

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS (CONTINUED)
of operations of the combined company had the acquisitions actually occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

                                                                            YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------
                                                                          1998        1997       1996
                                                                       ----------  ----------  ---------
Revenues.............................................................  $  253,548  $  214,391  $  87,514
Income (loss) before extraordinary gain (loss).......................       4,409      (8,637)     6,500
Net income (loss)....................................................       2,138      (6,788)    12,800

Earnings (loss) per share:
  Basic..............................................................  $    (0.01) $    (0.69) $    1.25
  Diluted............................................................       (0.01)      (0.69)      1.19

4. INDEBTEDNESS

    Long-term debt consisted of the following at December 31:

                                                                                     1998        1997
                                                                                  ----------  ----------
Term loan facility, due in quarterly installments through December 2004,
  interest payable as defined (SEE BELOW).......................................  $  203,800  $   30,000

Senior subordinated notes, due December 2005, interest at 9.625%, payable
  semi-annually (SEE BELOW).....................................................     140,000     140,000

Subordinated term securities, due December 2005, interest at LIBOR (as defined)
  plus 4.19%, payable semi-annually (SEE BELOW).................................      45,000      45,000

Obligations to lending institutions, secured by equipment, due in monthly installments through May 2003 with weighted average interest rates of 9.28%
  and 9.97% at December 31, 1998 and 1997 respectively..........................      38,795      19,225

Revolving loan facility, due December 2002, interest payable as defined (SEE
  BELOW)........................................................................      22,394          --
                                                                                  ----------  ----------

                                                                                     449,989     234,225

Less current portion............................................................      18,742       6,351
                                                                                  ----------  ----------

                                                                                  $  431,247  $  227,874
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    In connection with the Recapitalization Merger, the Company issued $140,000 of 9.625% senior subordinated notes and $45,000 of floating interest rate subordinated term securities (collectively, the "Notes"). The Notes mature on December 15, 2005 and are unsecured obligations of the Company ranking subordinate in right of payment to all senior debt. Interest on the Notes is payable semi-annually in cash on each June 15 and December 15 commencing on June 15, 1998. The interest rate on the floating interest rate subordinated term securities was 9.2881% and 10.09625% at December 31, 1998 and 1997, respectively.

                               DECEMBER 31, 1998

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. INDEBTEDNESS (CONTINUED)
    The Notes are unconditionally guaranteed, on a senior subordinated basis, jointly and severally, by all significant direct and indirect consolidated subsidiaries of the Company, which consist of Royal Medical Health Services, Inc., Alliance Imaging of Central Georgia, Inc., Alliance Imaging of Ohio, Inc., Alliance Imaging of Michigan, Inc., Mobile Technology Inc., Medical Diagnostics, Inc., Central Massachusetts MRI Services, Inc., Western Massachusetts Magnetic Resonance Services, Inc., Embarcadero Holding Corp. I, Embarcadero Holding Corp. II and Curacare, Inc. (collectively, the "Subsidiary Guarantors"). Separate financial statements of the Subsidiary Guarantors are not included herein because such guarantors are jointly and severally liable with respect to the Company's obligations pursuant to the Notes, and the aggregate net assets, earnings and equity of the Subsidiary Guarantors and the Company are substantially equivalent to the net assets, earnings and equity of the Company on a consolidated basis. Accordingly, management has determined that separate financial statements and other disclosures concerning the Subsidiary Guarantors would not provide material information to users of its financial statements. Combined summarized financial information for the Subsidiary Guarantors is set forth below:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Current assets........................................................  $    4,611  $      111
Noncurrent assets.....................................................      87,386      19,937
                                                                        ----------  ----------
  Total assets........................................................  $   91,997  $   20,048
                                                                        ----------  ----------
                                                                        ----------  ----------

Current liabilities...................................................  $    4,919  $    1,102
Noncurrent liabilities................................................      90,669      14,893
Equity................................................................      (3,591)      4,053
                                                                        ----------  ----------
  Total liabilities and equity........................................  $   91,997  $   20,048
                                                                        ----------  ----------
                                                                        ----------  ----------

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Revenues.....................................................  $  22,436  $   8,465  $   7,142
Costs and expenses...........................................     28,008      6,880      5,676
                                                               ---------  ---------  ---------
Operating margin.............................................     (5,572)     1,585      1,466
(Benefit) provision for income taxes.........................     (2,269)       625        205
                                                               ---------  ---------  ---------
  Net income (loss)..........................................  $  (3,303) $     960  $   1,261
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The total assets, revenues and income before extraordinary items of the Company's non-guarantor subsidiaries on an individual and combined basis are less than 3% and therefore considered inconsequential.

    In addition to the Notes, in December 1997 the Company also entered into a Credit Agreement with a bank consisting of a $50,000 term loan facility and a $75,000 revolving loan facility. On March 12, 1998, the Company increased its term loan facility by $70,000 by increasing its existing tranche A term loan facility by $20,000 and establishing a new $50,000 tranche B term loan facility. In connection with this transaction, the Company recorded an extraordinary loss of $800, net of income tax benefit, on early extinguishment of

                               DECEMBER 31, 1998

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. INDEBTEDNESS (CONTINUED)
debt. On September 24, 1998, the Company completed a $90,000 expansion of its Credit Agreement. The transaction added a new $85,000 tranche C term loan facility and increased the revolving loan facility to $80,000. In connection with this transaction, the Company recorded an extraordinary loss of $1,471, net of income tax benefit, on early extinguishment of debt. Interest under the term loan facility and revolving loan facility is variable based on the Company's leverage ratio and changes in specified published rates and the bank's prime lending rate. The weighted average interest rate on the term loan facility was 7.68% and 8.41% at December 31, 1998 and 1997, respectively. The revolving loan facility balance was $22,394 and zero at December 31, 1998 and 1997, respectively. The weighted average interest rate on the revolving loan facility was 7.47% at December 31, 1998.

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

    The term loan facility, the revolving loan facility, and the obligations to lending institutions are collateralized by all of the Company's equipment at December 31, 1998 and 1997.

    The maturities of long-term debt as of December 31, 1998 is due as follows:

Year ending December 31:
    1999..........................................................  $  18,742
    2000..........................................................     13,545
    2001..........................................................      8,706
    2002..........................................................     27,941
    2003..........................................................     68,305
Thereafter........................................................    312,750
                                                                    ---------
                                                                    $ 449,989
                                                                    ---------
                                                                    ---------

    Of the Company's total indebtedness at December 31, 1998, $388,067 is an obligation of the Company and $61,922 is an obligation of the Company's consolidated subsidiaries.

5. PREFERRED AND COMMON STOCK

PREFERRED STOCK--The Company is authorized to issue 500,000 shares of preferred stock, undesignated as to series. The Board of Directors has the authority to establish the voting powers, designations, preferences and other special rights for each series of preferred stock issued.

    In connection with the Recapitalization Merger (SEE NOTE 1), the Company authorized 300,000 shares of a new Series F redeemable preferred stock on December 18, 1997. The stock was recorded at $14,400 (liquidation value of $15,000 less a financing fee of $600). The financing fee is being accreted on a straight-line basis over the ten-year term of the stock. The holders of the Series F redeemable preferred stock are entitled to receive cumulative dividends at the rate of 13.5% per annum of the stated liquidation value. Unpaid dividends accumulate and are payable quarterly by the Company in kind for the first five years after issuance, and thereafter in cash.

                               DECEMBER 31, 1998

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. PREFERRED AND COMMON STOCK (CONTINUED)
    In the event of liquidation, dissolution or winding up of the Company, the holders of Series F redeemable preferred stock shall be entitled to receive an amount equal to the stated liquidation value per share (plus accumulated but unpaid dividends) prior to any distributions to common stockholders. The Series F redeemable preferred stock is redeemable at the option of the Company at stated redemption premiums from the date of issuance through December 31, 2007. The Company is required to redeem all outstanding shares of Series F redeemable preferred stock at 100% of liquidation value on December 31, 2007 out of funds legally available. No sinking fund has been or will be established for the retirement or redemption of the shares of Series F redeemable preferred stock. Series F preferred stock is not convertible into shares of any other class or series of capital stock.

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

STOCK OPTIONS AND AWARDS--The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    The Company's 1991 Stock Option Plan provides that up to 2,000,000 shares may be granted to management and key employees. Options are granted at their fair market value at the date of grant. All options granted have 10 year terms and vest and become fully exercisable at the end of 3 to 4 years of continued employment. In connection with the Recapitalization Merger, the Company adopted a new employee stock option plan pursuant to which options with respect to a total of 454,545 shares of the Company's common stock will be available for grant. Options are granted at their fair value at the date of grant. All options have 10 year terms. Fifty percent of the options vest in equal increments over four years and fifty percent vest over seven and one-half years (subject to acceleration if certain per-share equity targets are achieved). The weighted-average remaining contractual life of options outstanding as of

                               DECEMBER 31, 1998

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. PREFERRED AND COMMON STOCK (CONTINUED)
December 31, 1998 and 1997, is 8.89 and 9.74 years, respectively. The following table summarizes the Company's stock option activity:

                                                                              WEIGHTED AVERAGE
                                                                    SHARES     EXERCISE PRICE
                                                                  ----------  ----------------
Outstanding at December 31, 1995................................     541,000     $   0.5369
  Granted.......................................................     489,200         3.5625
  Exercised.....................................................     (77,217)        0.5151
  Canceled......................................................      (2,000)        1.6875
                                                                  ----------       --------
Outstanding at December 31, 1996................................     950,983         2.0926
  Granted.......................................................     580,000         8.3222
  Exercised.....................................................    (554,539)        1.3952
  Redeemed for cash.............................................    (684,975)        4.7704
  Canceled......................................................      (2,000)        0.4375
                                                                  ----------       --------
Outstanding at December 31, 1997................................     289,469         9.5857
  Granted.......................................................     223,545        12.0210
  Exercised.....................................................     (18,500)        3.5625
  Canceled......................................................      (3,000)       16.5000
                                                                  ----------       --------
                                                                     491,514     $  10.8778
                                                                  ----------       --------
                                                                  ----------       --------

    At December 31, 1998, 30,000 of these options were exercisable at $3.5625; 10,969 were exercisable at $6.5625; 412,045 were exercisable at $11.00; and 38,500 were exercisable at $16.50.

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

    FAS 123 requires presentation of pro forma information regarding net income and earnings per share determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.23%, 6.31% and 5.72%; no dividend yield;
volatility factors of the expected market price of the Company's common stock of
 .83, .41 and .43; and a weighted-average expected life of the options of 5.75, 7 and 7 years. The weighted-average fair value of options granted during 1998, 1997 and 1996 is $8.50, $4.60 and $1.93, respectively.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in

                               DECEMBER 31, 1998

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. PREFERRED AND COMMON STOCK (CONTINUED) management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' expected vesting period. The Company's pro forma information for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
Pro forma net income (loss).....................................  $   2,283  $    (641) $  12,577
Pro forma earnings per share....................................       0.02       0.06       1.23
Pro forma earnings per share--assuming dilution.................       0.02       0.06       1.17

6. COMMITMENTS AND CONTINGENCIES

    The Company has contracts with its equipment vendors for comprehensive maintenance and cryogen coverage for its MRI and CT systems. The contracts are between one and five years and extend through December 2002, but may be canceled by the Company under certain circumstances. Contract payments are approximately $21,400 per year. At December 31, 1998, the Company had binding equipment purchase commitments totaling approximately $39,200. The Company leases office and warehouse space and certain equipment under non-cancelable operating leases. The office and warehouse leases generally call for minimum monthly payments plus maintenance and inflationary increases. The future minimum payments under such leases are as follows:

Year ending December 31:
    1999...........................................................  $  10,803
    2000...........................................................      6,847
    2001...........................................................      3,807
    2002...........................................................      2,307
    2003...........................................................      1,695
Thereafter.........................................................        804
                                                                     ---------
                                                                     $  26,263
                                                                     ---------
                                                                     ---------

    The Company's total rental expense, which includes short-term equipment rentals, for the years ended December 31, 1998, 1997 and 1996 was $14,749, $3,669 and $3,380, respectively.

    The Company from time to time is involved in routine litigation incidental to the conduct of its business. The Company believes that no litigation pending against it will have a material adverse effect on its consolidated financial position or results of operations.

7. 401(K) SAVINGS PLAN

    The Company established a 401(k) Savings Plan ("the Plan") in January 1990. Effective August 1, 1998, the Plan was amended and restated in its entirety. Currently, all employees who are over 21 years of age are eligible to participate after attaining six months of service. Employees may contribute between 1% and 15% of their annual compensation. The Company matches 50 cents for every dollar of employee

                               DECEMBER 31, 1998

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7. 401(K) SAVINGS PLAN (CONTINUED)
contributions up to 5% of their annual compensation, subject to the limitations imposed by the Internal Revenue Code. The Company may also make discretionary contributions depending on profitability. The Company incurred and charged to expense $608, $207 and $157 during 1998, 1997 and 1996, respectively, related to the plan.

8. INCOME TAXES

    The provision for income taxes shown in the consolidated statements of operations consists of the following:

                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Current:
  Federal.....................................................  $  (2,008) $   3,529  $   2,958
  State.......................................................         48       (105)       735
                                                                ---------  ---------  ---------
                                                                   (1,960)     3,424      3,693
Utilization of net operating loss carryovers..................         --         --     (2,649)
                                                                ---------  ---------  ---------
                                                                   (1,960)     3,424      1,044
Deferred:
  Federal.....................................................      4,028     (1,460)        --
  State.......................................................      1,453      1,016        731
                                                                ---------  ---------  ---------
                                                                    5,481       (444)       731
                                                                ---------  ---------  ---------
                                                                $   3,521  $   2,980  $   1,775
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    The provision for income taxes applicable to income before extraordinary gain (loss) and attributed to the extraordinary gain (loss) is as follows:

                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Provision for taxes on income before extraordinary gain
  (loss):
  Current.....................................................  $    (508) $   2,144  $     329
  Deferred....................................................      5,481       (444)       731
                                                                ---------  ---------  ---------
Total provision for taxes on income before extraordinary gain
  (loss)......................................................      4,973      1,700      1,060
(Benefit) provision for taxes on extraordinary gain (loss)....     (1,452)     1,280        715
                                                                ---------  ---------  ---------
                                                                $   3,521  $   2,980  $   1,775
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

                               DECEMBER 31, 1998

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred tax assets and (liabilities) at December 31 are as follows:

                                                                                     1998        1997
                                                                                  ----------  ----------
DEFERRED TAX LIABILITIES:
Equipment basis differences.....................................................  $  (33,696) $  (17,774)
Cancellation of indebtedness....................................................      (3,000)     (3,000)
Acquired customer contracts.....................................................     (28,413)         --
Acquired workforce in place.....................................................      (1,012)         --
                                                                                  ----------  ----------
  Total deferred tax liabilities................................................     (66,121)    (20,774)

DEFERRED TAX ASSETS:
Net operating losses............................................................      40,082      13,743
Accounts receivable.............................................................       1,673         292
Basis differences associated with other assets..................................       3,491       3,458
Accruals not currently deductible for tax.......................................       2,290          --
Basis differences associated with acquired investments..........................         684          --
Deferred financing costs........................................................       1,303          --
Other...........................................................................          --          16
                                                                                  ----------  ----------
  Total deferred tax assets.....................................................      49,523      17,509
Valuation allowance.............................................................     (18,113)     (1,122)
                                                                                  ----------  ----------
  Net deferred tax assets.......................................................      31,410      16,387
                                                                                  ----------  ----------
Net deferred taxes..............................................................     (34,711)     (4,387)
Current deferred tax asset......................................................       3,679       2,478
                                                                                  ----------  ----------
Noncurrent deferred tax liability...............................................  $  (38,390) $   (6,865)
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    A reconciliation of the expected total provision for income taxes, computed using the federal statutory rate on income before extraordinary gain (loss), is as follows:

                                                                              1998       1997       1996
                                                                            ---------  ---------  ---------
Computed expected provision (benefit).....................................  $   3,445  $  (1,385) $   2,646
State income taxes, net of federal benefit................................      1,072        407        572
Amortization of goodwill..................................................        875        650        487
Nondeductible Recapitalization expenses...................................         --      3,053         --
Warrants..................................................................         --       (189)        --
Alternative minimum tax...................................................         --         --        182
Increase (decrease) in valuation allowance on federal deferred tax
  assets..................................................................         --       (873)    (2,798)
Release of contingency reserve............................................       (500)        --         --
Other.....................................................................         81         37        (29)
                                                                            ---------  ---------  ---------
                                                                            $   4,973  $   1,700  $   1,060
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

                               DECEMBER 31, 1998

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. INCOME TAXES (CONTINUED)
    In 1998, tax authorities concluded an examination of the Company's income taxes for 1994. As a result of the conclusion of this examination, the Company released approximately $500 of its contingency reserves for income taxes.

    In 1998, the Company acquired MTI, which had federal net operating loss carryforwards of approximately $49,000. These loss carryforwards expire in years 2006 through 2011. Their utilization is subject to substantial limitations under the Internal Revenue Code. The Company also has other net operating loss carryforwards of approximately $55,428 and $38,336 for federal and state income tax purposes, respectively. These loss carryforwards expire in years 2003 through 2018.

    The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are in management's estimation more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for net operating loss carryforwards. The 1998 increase in the valuation allowance of approximately $16,991 relates to the net operating loss carryforwards of MTI. Any reductions in the valuation allowance resulting from realization of the MTI net operating loss carryforwards will result in a reduction of goodwill.

9. RELATED PARTY TRANSACTIONS

    The Company paid $3,200 to Apollo in 1997 in connection with the Recapitalization Merger.

    In 1998, the Company paid Apollo an annual management fee of $500 and expects to continue to receive financial advisory services from Apollo on an ongoing basis, with compensation to be determined. In addition, the Company paid to Apollo a fee of $1,000 and $460 as consideration for services rendered in structuring and negotiating the acquisition of MTI and American Shared, respectively, and also reimbursed Apollo for expenses of approximately $275 associated with these acquisitions.

    Apollo holds a controlling interest in SMT Health Services, Inc. ("SMT"), a provider of mobile MRI services in the Mid-Atlantic region of the United States. During 1998, a subsidiary of the Company purchased an MRI system from SMT for $350 and a subsidiary of the Company sold an MRI system to SMT for $520. From time to time during 1998, the Company rented MRI systems from SMT for an aggregate of $60 and SMT rented MRI systems from the Company for an aggregate $165. In addition, SMT assigned certain of its customer contracts to the Company and received an aggregate assignment fee of $556 related to these contracts.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Alliance Imaging, Inc.

    We have audited the accompanying consolidated balance sheets of Alliance Imaging, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows, and preferred stock, common stock, additional paid-in capital (deficit) and accumulated deficit for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Imaging, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Orange County, California
March 5, 1999

                             ALLIANCE IMAGING, INC.
                            QUARTERLY FINANCIAL DATA
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    Summarized quarterly unaudited financial data for the years ended December 31, 1998 and 1997 is as follows:

                                                                               THREE MONTHS ENDED
                                                               ---------------------------------------------------
                                                                MARCH 31,   JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                                                                  1998        1998         1998           1998
                                                               -----------  ---------  -------------  ------------
Revenues.....................................................   $  31,241   $  51,243    $  56,229     $   60,688
Income (loss) before income taxes and extraordinary loss.....        (333)      4,427        4,765            983
Extraordinary loss, net of taxes.............................      (1,312)         --         (959)            --
Net income (loss)............................................      (1,645)      2,300        1,395            548
Income (loss) before extraordinary loss per common share.....   $   (0.21)  $    0.43    $    0.44     $    (0.01)
Income (loss) before extraordinary loss per common
  share--assuming dilution...................................   $   (0.21)  $    0.41    $    0.42     $    (0.01)


                                                                               THREE MONTHS ENDED
                                                               ---------------------------------------------------
                                                                MARCH 31,   JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                                                                  1997        1997         1997           1997
                                                               -----------  ---------  -------------  ------------
Revenues.....................................................   $  19,106   $  20,805    $  22,374     $   24,189
Income (loss) before income taxes and extraordinary gains....       2,539       3,701        3,991        (14,188)
Extraordinary gains, net of taxes............................       1,332          --           --            517
Net income (loss)............................................       3,036       2,411        2,636        (11,891)
Income (loss) before extraordinary gain per common share.....   $    0.33   $    0.20    $    0.22     $    (1.25)
Income (loss) before extraordinary gain per common
  share--assuming dilution...................................   $    0.30   $    0.16    $    0.17     $    (1.25)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Set forth below is information regarding the Company's board of directors and executive officers, including their principal occupations for the past five years, certain other directorships held by them, and their ages as of March 15, 1999. There are no family relationships among any of the directors or executive officers.

NAME                                                 AGE                           PRESENT POSITION
-----------------------------------------------      ---      ----------------------------------------------------------
Richard N. Zehner(1)...........................          46   Chairman, Chief Executive Officer and Director
Vincent S. Pino................................          50   President and Director
Kenneth S. Ord.................................          52   Executive Vice President and Chief Financial Officer
Terry A. Andrues...............................          47   Executive Vice President
Cheryl A. Ford.................................          43   Executive Vice President
Raymond M. Almieri.............................          44   Senior Vice President
Neil M. Cullinan, Ph.D.........................          57   Senior Vice President
Jay A. Mericle.................................          44   Senior Vice President
Russell D. Phillips, Jr........................          36   General Counsel and Secretary
Michael W. Grismer.............................          37   Vice President, Controller and Assistant Secretary
Robert H. Falk.................................          60   Director
Michael S. Gross(1)(2).........................          37   Director
Joshua J. Harris(1)(2)(3)......................          34   Director
Anthony R. Ignaczak(3).........................          34   Director
Robert A. Katz.................................          32   Director
Mark D. Klein(3)...............................          37   Director
Michael D. Weiner..............................          46   Director

------------------------

(1) Member of the Executive Committee

(2) Member of the Compensation Committee

(3) Member of the Audit Committee

    Richard N. Zehner has been the Chairman and Chief Executive Officer of the Company since November 1998. Mr. Zehner was a founder of the Company, and also served as President from 1983 through February 1998. He has served as a director of the Company since 1987.

    Vincent S. Pino has been President of the Company since February 1998. Prior to that time he served as Executive Vice President and Chief Operating Officer of the Company since December 1991 and August 1993, respectively. He has been a director of the Company since 1987. From November 1988 to August 1993, he was Chief Financial Officer of the Company. Mr. Pino is also a director of Insignia Solutions.

    Kenneth S. Ord joined the Company in January 1998 as Senior Vice President, Chief Financial Officer and Secretary and in November 1998 became Executive Vice President and Chief Financial Officer. From February 1997 to September 1997 he served as Executive Vice President and Chief Financial Officer of Talbert Medical Management Corporation and from February 1994 to February 1997 he served as Senior Vice President and Chief Financial Officer of FHP International Corporation. From 1982 to 1994 he was employed by Kelly Services, Inc. most recently as Vice President of Finance, Controller and Treasurer.

    Terry A. Andrues was Vice President of Customer Support from 1988 to 1991; Senior Vice President from 1991 to November 1998; then became an Executive Vice President of the Company in November 1998. From 1987 to 1988, Mr. Andrues acted as a marketing representative of the Company.

    Cheryl A. Ford became Senior Vice President of the Company in February 1995 and an Executive Vice President of the Company in November 1998. She joined the Company as Vice President in

October 1993. From 1987 to October 1993, she was employed by MTI in various capacities, including most recently as Vice President - Eastern Region.

    Raymond M. Almieri became a Senior Vice President of the Company in March 1998 in connection with the acquisition of MTI. From 1988 to 1998, Mr. Almieri was employed by MTI in various capacities most recently as Senior Vice President -West from 1992 to 1998. From 1985 to 1988, he had been employed by the Company as National Operations Manager.

    Neil M. Cullinan, Ph.D., served since 1987 as the President of Atlantic/Gulf Imaging, Inc., which was acquired by the Company in March 1992. He was employed as Senior Vice President of the Company in connection with this acquisition.

    Jay A. Mericle has acted as Senior Vice President of the Company since 1988 and technical marketing manager of the Company since 1986.

    Russell D. Phillips, Jr. joined the Company in March 1998 as General Counsel and became Secretary of the Company in April 1998. From May 1997 to September 1997 he served as Chief Legal Officer of Talbert Medical Management Corporation and from June 1992 to April 1997 he served as Corporate Counsel to FHP International Corporation. Prior to 1992, Mr. Phillips was an associate with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

    Michael W. Grismer joined the Company as Controller and Assistant Secretary in July 1995 and became a Vice President of the Company in July 1998. He served as Controller of Wynn Oil Company from 1993 through 1995, and was employed by Ernst & Young LLP and its predecessor from 1983 through 1993, most recently as Senior Manager since 1991.

    Robert H. Falk was named as a director of the Company in December 1997 in connection with the Recapitalization Merger. Mr. Falk has been an officer of certain affiliates of Apollo since 1992. Prior to 1992, Mr. Falk was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Falk is also a director of Converse, Inc., Florsheim Group Inc. and Samsonite Corporation.

    Michael S. Gross was named as a director of the Company in December 1997 in connection with the Recapitalization Merger. Mr. Gross is a founding principal of Apollo and has served as an officer of certain affiliates of Apollo since 1990. Mr. Gross is also a director of Allied Waste Industries, Inc., Breuners Home Furnishings, Inc., Converse Inc., Florsheim Group Inc., Saks Incorporated and United Rentals, Inc.

    Joshua J. Harris was named as a director of the Company in December 1997 in connection with the Recapitalization Merger. Mr. Harris is a principal of Apollo and has served as an officer of certain affiliates of Apollo since 1990. Mr. Harris is also a director of Converse Inc., Florsheim Group Inc., NRT Incorporated and Quality Distribution Inc.

    Anthony R. Ignaczak was named as a director of the Company in February 1998. Mr. Ignaczak has been a partner at Quad-C, Inc. since May 1993. Prior to 1993, Mr. Ignaczak was an Associate with the Merchant Banking Group at Merrill Lynch, and a member of the Mergers and Acquisitions department of Drexel, Burnham, Lambert Incorporated. Mr. Ignaczak is also a director of Stimsonsite Corporation.

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

    Michael D. Weiner was named as a director of the Company in December 1997 in connection with the Recapitalization Merger. Mr. Weiner has been an officer of certain affiliates of Apollo since 1992. Prior to

1992, Mr. Weiner was a partner in the law firm of Morgan, Lewis & Bockius LLP. Mr. Weiner is also a director of Converse Inc., Continental Graphics Holdings, Inc., Florsheim Group Inc., NRT Incorporated, Quality Distribution, Inc. and WMC Finance Co.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    As a result of the Company's Common Stock being delisted under the Securities Exchange Act of 1934 (the "34 Act"), the Company's officers and directors and persons who own more than 10% of the Company's Common Stock have not been required to file reports under Section 16(a) of the 34 Act.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

    The following table sets forth for the fiscal years indicated the annual and long-term compensation of the Company's Chief Executive Officer and the other five most highly compensated executive officers whose total cash compensation exceeded $100,000 during the fiscal year ended December 31, 1998 (the "Named Officers").

                                                                                                LONG-TERM COMPENSATION
                                                    ANNUAL COMPENSATION                     ------------------------------
                                  --------------------------------------------------------     SECURITIES
                                                                         OTHER ANNUAL       UNDERLYING STOCK      LTIP
PRINCIPAL POSITION                  YEAR(1)     SALARY      BONUS       COMPENSATION(2)     OPTIONS/SAR'S(3)     PAYOUTS
--------------------------------  -----------  ---------  ---------  ---------------------  -----------------  -----------
Richard N. Zehner ..............        1998   $ 350,000    727,738(5)              --             25,000          31,250
  Chief Executive Officer,              1997     316,211    472,500               --              220,000         543,750
  Chairman of the Board and             1996     296,000    419,025               --              155,000              --
  Director

Vincent S. Pino ................        1998     275,000    537,435(5)              --             20,000          25,000
  President and Director                1997     223,835    222,000               --              190,000         435,000
                                        1996     208,000    192,140               --              125,025              --

Kenneth S. Ord(6) ..............        1998     247,981    179,875               --               45,000              --
  Executive Vice President and          1997          --         --               --                   --              --
  Chief Financial Officer               1996          --         --               --                   --              --

Terry A. Andrues ...............        1998     145,000     70,035               --               13,500          12,500
  Executive Vice President              1997     135,000     81,761               --               25,000         217,500
                                        1996     126,000     73,392               --               33,050

Cheryl A. Ford .................        1998     145,000     70,035               --               13,500          12,500
  Executive Vice President              1997     135,000     93,371               --               25,000         217,500
                                        1996     126,000     63,675               --               33,050              --

Jay A. Mericle .................        1998     145,000     70,035               --               13,500          12,500
  Senior Vice President                 1997     135,000     95,537               --               25,000         217,500
                                        1996     126,000     70,691               --               33,050              --


                                      ALL OTHER
PRINCIPAL POSITION                 COMPENSATION(4)
--------------------------------  -----------------
Richard N. Zehner ..............        749,247
  Chief Executive Officer,              221,596
  Chairman of the Board and              15,596
  Director
Vincent S. Pino ................        430,622
  President and Director                153,596
                                          3,596
Kenneth S. Ord(6) ..............            320
  Executive Vice President and               --
  Chief Financial Officer                    --
Terry A. Andrues ...............          3,595
  Executive Vice President                3,456
                                          3,411
Cheryl A. Ford .................          3,595
  Executive Vice President                3,455
                                          3,411
Jay A. Mericle .................          3,595
  Senior Vice President                   3,455
                                          3,436

------------------------------

(1) Rows specified "1998," "1997" and "1996" represent fiscal years ended December 31, 1998, 1997 and 1996, respectively.

(2) With respect to each Named Officer for each fiscal year, excludes perquisites, which did not exceed the lesser of $50,000 or 10% of Named Officer's salary and bonus for the fiscal year.

(3) Stock options were granted under the Company's 1991 Stock Option Plan and its 1997 Stock Option Plan.

(4) Includes $736,525 and $426,900 in change in control payments which were paid to Messrs. Zehner and Pino, respectively, pursuant to their prior employment agreements, and 401(k) matching contributions (for 1998, 1997 and 1996, respectively: Mr. Zehner - $3,330, $3,164 and $3,164; Mr. Pino - $3,330,
    $3,164 and $3,164; Mr. Andrues - $3,330, $3,164, and $3,139; Ms. Ford -
    $3,330, $3,164 and $3,164; and Mr. Mericle - $3,330, $3,164 and $3,146); the
    balance for each Named Officer represents life insurance premiums paid by the Company.

(5) Includes $350,000 and $300,000 in bonus payments paid to Messrs. Zehner and Pino, respectively, upon the closing of the MTI acquisition.

(6) Mr. Ord joined the Company on January 18, 1998 as Senior Vice President, Chief Financial Officer and Secretary.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth grants of stock options during the 1998 fiscal year to the Named Officers. No stock appreciation rights have ever been granted to the Named Officers.

                                                                                                             POTENTIAL REALIZABLE
                                                                                                               VALUE AT ASSUMED
                                                                                                             ANNUAL RATE OF STOCK
                                                           PERCENTAGE OF                                    PRICE APPRECIATION FOR
                                                           OPTIONS/SARS                                         OPTION TERM(3)
                                      NUMBER OF SHARES      GRANTED TO      EXERCISE OR BASE                ----------------------
                                         UNDERLYING        EMPLOYEES IN      PRICE PER SHARE   EXPIRATION       0%
NAME                                   OPTIONS/SARS(1)      FISCAL YEAR         ($/SH)(2)         DATE          --          5%
------------------------------------  -----------------  -----------------  -----------------  -----------               ---------
Richard N. Zehner...................         25,000               11.3%         $   11.00        12/18/07    $       0   $ 172,946

Vincent S. Pino.....................         20,000                9.0%             11.00        12/18/07            0     138,357

Kenneth S. Ord......................         45,000               20.4%             11.00        01/19/08            0     311,303

Terry A. Andrues....................         13,500                6.1%             11.00        01/02/08            0      93,391

Cheryl A. Ford......................         13,500                6.1%             11.00        01/02/08            0      93,391

Jay A. Mericle......................         13,500                6.1%             11.00        01/02/08            0      93,391


NAME                                     10%
------------------------------------  ---------
Richard N. Zehner...................  $ 438,279
Vincent S. Pino.....................    350,623
Kenneth S. Ord......................    788,903
Terry A. Andrues....................    236,671
Cheryl A. Ford......................    236,671
Jay A. Mericle......................    236,671

------------------------------

(1) Fifty percent of the options granted under the 1997 Stock Option Plan will vest in equal increments over four years. The other fifty percent will vest after seven and one half years (subject to acceleration if the Company achieves certain per-share equity targets).

(2) Options granted pursuant to the 1997 Stock Option Plan to the Named Officers were granted at an exercise price equal to the cash amount paid for shares of the Company's Common Stock in the Recapitalization Merger.

(3) Valuations based upon the assumed rates of stock price appreciation are based upon appreciation over a ten-year period from the $11.00 exercise price of the options. The 5% and 10% assumed annual rates of appreciation related to the options granted would result in the price of the Company's Common Stock increasing to $17.92 and $28.53 per share, respectively.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE

    The following table presents information with respect to options exercised by each of the Named Officers in 1998, as well as the unexercised options to purchase the Company's Common Stock granted under the 1991 Plan and the 1997 Stock Option Plan to the Named Officers and held by them as of December 31, 1998. The value of unexercised in-the-money options as of fiscal year end is based upon last reported sales price of the Company Common Stock on December 28, 1998 of $24.00 per share.

                                                               NUMBER OF SHARES UNDERLYING      VALUE OF UNEXERCISED
                                                               UNEXERCISED OPTIONS/SAR'S AT  IN-THE MONEY OPTIONS/SARS
                                         SHARES                          YEAR-END                AT FISCAL YEAR-END
                                       ACQUIRED ON    VALUE    ----------------------------  --------------------------
NAME AND PRINCIPAL POSITION             EXERCISE    REALIZED    EXERCISABLE   UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
-------------------------------------  -----------  ---------  -------------  -------------  -----------  -------------
Richard N. Zehner ...................          --   $      --       47,219        108,750     $ 662,522    $ 1,413,750
  Chief Executive Officer and
  Chairman of the Board

Vincent S. Pino .....................       3,500      44,844       32,500         97,500       422,500      1,267,500
  President

Kenneth S. Ord ......................          --          --       11,250         33,750       146,250        438,750
  Executive Vice President and Chief
  Financial Officer

Terry A. Andrues ....................      15,000     194,063        3,375         10,125        43,875        131,625
  Executive Vice President

Cheryl A. Ford ......................          --          --       18,375         10,125       238,875        131,625
  Executive Vice President

Jay A. Mericle ......................          --          --       18,375         10,125       238,875        131,625
  Senior Vice President

LONG-TERM INCENTIVE PLAN--AWARDS IN LAST FISCAL YEAR

    The Company instituted a long-term executive incentive plan ("LTIP") in 1995 to provide future awards in cash or equivalent amounts of Common Stock to key executives. The objective of the plan was to advance the long-term interests of the Company and its stockholders by providing substantial incentive to meet or exceed certain cash-flow goals necessary to ensure that the Company would be able to service its long-term obligations on a continuing basis, and that it would be able to pay certain preferred stock dividends in cash, thereby avoiding the substantial dilution to existing common stockholders if such dividends were paid in common stock equivalents. As of January 2, 1997, the Company had retired all of its Series A 6% Redeemable Preferred Stock (the "Series A Preferred Stock"), thereby fully satisfying the second objective of the LTIP. The final objective of the LTIP (the Company's actual earnings before depreciation, amortization, interest, taxes and equipment charges, ("EBDIT") objective for
1998) was met in 1998 and final payments have been made pursuant to the LTIP. All amounts previously earned under the LTIP were paid in cash at the time of the Recapitalization Merger.

    The following awards under the plan were earned by the Named Officers in 1998:

                                                                                         ESTIMATED FUTURE PAY-OUTS UNDER NON-STOCK
                                                       NUMBER       PERFORMANCE OR
                                                      SHARES,     OTHER PERIOD UNTIL                PRICE-BASED PLAN(1)
                                                      UNITS OR       MATURATION OR     ---------------------------------------------
NAME                                                OTHER RIGHTS        PAY-OUT           THRESHOLD       TARGET         MAXIMUM
--------------------------------------------------  ------------  -------------------  ---------------  -----------  ---------------
Richard N. Zehner.................................   $   31,250              N/A          $       0      $       0      $       0

Vincent S. Pino...................................       25,000              N/A                  0              0              0

Kenneth S. Ord....................................            0              N/A                  0              0              0

Terry A. Andrues..................................       12,500              N/A                  0              0              0

Cheryl A. Ford....................................       12,500              N/A                  0              0              0

Jay A. Mericle....................................       12,500              N/A                  0              0              0

401(K) PLAN

    The Company established a tax deferred savings plan (the "401(k) Plan") in January 1990. The 401(k) Plan covers all employees who were hired before January 1, 1990 or who were subsequently employed by the Company for at least six months. Employees contributed from 1% to 15% of their compensation to the 401(k) Plan on a pre-tax basis, subject to statutory limitations. For up to 7% of an employee's compensation, the Company contributed up to $0.333 for each $1.00 of the employee's contribution. Effective August 1, 1998, the 401(k) Plan was amended and restated in its entirety. Currently, all employees who are over 21 years of age are eligible to participate after attaining six months of service. Employees may contribute between 1% and 15% of their annual compensation. The Company matches 50 cents for every dollar of employee contributions up to 5% of their compensation, subject to statutory limitations. The rates of pre-tax and matching contributions may be reduced with respect to highly compensated employees, as defined in the Code, so that the 401(k) Plan will comply with Sections 401(k) and 401(m) of the Code. Pre-tax and matching contributions are allocated to each employee's individual account, which are invested in selected fixed income or stock managed accounts according to the directions of the employee. An employee's pre-tax contributions are fully vested and nonforfeitable at all times. Matching contributions vest over four years of service. An employee may forfeit unvested amounts upon termination of employment, unless the termination is because of death, disability or retirement.

    Matching contributions made by the Company pursuant to the 401(k) Plan to the Named Officers for the 1998, 1997 and 1996 fiscal years are included under "All Other Compensation" in the Summary Compensation Table.

EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

    The Company has entered into employment agreements with Messrs. Zehner, Pino and Ord. Base compensation under these employment agreements for the year ending December 31, 1999 has been set at $350,000 per year for Mr. Zehner, $298,000 per year for Mr. Pino and $270,000 per year for Mr. Ord, subject in each case to increase by the Board of Directors. In addition, Messrs. Zehner, Pino and Ord are entitled to receive an annual cash bonus based upon the Company's achievement of certain operating and/ or financial goals, with an annual target bonus amount equal to a specified percentage of their then current annual base salary (75% in the case of Mr. Zehner, 60% in the case of Mr. Pino and 50% in the case of Mr. Ord). Such bonus plan will be adopted and administered by the compensation committee of the Board of Directors.

    The Agreements have a term of two years, with automatic extensions for additional three month periods if neither party gives notice that the term will not be so extended. The Company may terminate Mr. Zehner's, Mr. Pino's or Mr. Ord's employment at any time and for any reason and Mr. Zehner, Mr. Pino and Mr. Ord may resign at any time and for any reason.

    The employment agreements for Messrs. Zehner and Pino were amended in February 1998, to provide for, among other items, the payment of one-time lump sum bonuses of $350,000 and $300,000, respectively, upon the closing of the acquisition by the Company of MTI or another acquisition with an enterprise valuation of $25,000,000 or more.

    The Company is also a party with Messrs. Andrues and Mericle and Ms. Ford to written employment agreements. Each employment agreement remains in effect until notice of termination is given by either party. Each contract provides that the Named Officer will continue to receive his or her base salary and be entitled to earn bonuses and participate in all benefit plans and programs at levels and pursuant to terms that are substantially consistent with current levels and terms, subject to periodic review and possible increases by the Board of Directors or the Compensation Committee. In addition, each contract provides that if the Named Officer is terminated by the Company other than for Just Cause (as defined in the agreement) or if the Named Officer terminates his or her employment as a result of a Constructive Discharge (as defined in the agreement) (in either event, a "Severance"), then the Named Officer will be entitled to a cash severance benefit equal to a specified number of months of salary at his or her then current rate of salary, acceleration of the vesting of stock options and certain other benefits identified in the contract. If such Severance were to occur within one year prior to or following a Change of Control (as defined in the agreement), then each employment agreement provides for an increased cash severance benefit.

INDEPENDENT DIRECTOR COMPENSATION

    The independent directors of the Company (i.e., non-employee and non-Apollo affiliated directors) receive a $1,000 monthly retainer; $500 for each Board or committee meeting attended; and reimbursement of travel expenses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth information regarding the beneficial ownership of the Company's voting Common Stock as of March 15, 1999, for each person known to the Company to beneficially own more than 5% of such stock, each director and each of the Named Officers and all executive officers and directors of the Company as a group. Unless otherwise specified, the address of each such person is 1065 North PacifiCenter Drive, Suite 200, Anaheim, CA 92806.

                                                                                    NUMBER OF SHARES
                                                                                      BENEFICIALLY      PERCENTAGE
NAME OF BENEFICIAL OWNER                                                                  OWNED          OF CLASS
----------------------------------------------------------------------------------  -----------------  -------------
Newport Investment LLC(1) ........................................................       3,389,324            83.2%
  c/o Apollo Advisors II, L.P.
  2 Manhattanville Road
  Purchase, New York 10577

Third Point Management Company L.L.C.(2) .........................................         212,761             5.2%
  277 Park Avenue, 26th Floor
  New York, NY 10072

Richard N. Zehner(3)..............................................................          57,750             1.4%

Vincent S. Pino(3)................................................................          36,000               *

Kenneth S. Ord(3).................................................................          11,250               *

Terry A. Andrues(3)...............................................................          18,375               *

Cheryl A. Ford(3).................................................................          18,375               *

Jay A. Mericle(3).................................................................          18,375               *

Robert H. Falk(4).................................................................               0             0.0%

Michael S. Gross(4)...............................................................               0             0.0%

Joshua J. Harris(4)...............................................................               0             0.0%

Anthony R. Ignaczak...............................................................           2,500               *

Robert A. Katz(4).................................................................               0             0.0%

Mark D. Klein.....................................................................               0             0.0%

Michael D. Weiner(4)..............................................................               0             0.0%

All executive officers and directors as a group (17 persons)......................         166,386             4.0%

------------------------

*   Less than 1.0%

(1) Newport Investment LLC, a Delaware limited liability company (the "Investor") was formed and is wholly owned by Apollo Investment Fund III, L.P., a Delaware limited partnership ("AIF III"), Apollo Overseas III, L.P., a Delaware limited partnership ("Overseas Partners"), and Apollo (U.K.) Partners III, L.P., a limited partnership organized under the laws of England ("UK Partners" and collectively with AIF III and Overseas, the "Apollo Entities"). Each of the Apollo Entities is principally engaged in the business of investing in securities. Apollo Advisors II, L.P., a Delaware limited partnership ("Advisors"), is the general partner of AIF III and the managing general partner of Overseas Partners and UK Partners. Apollo Capital Management II, Inc., a Delaware corporation ("Apollo Capital") is the general partner of Advisors. Apollo serves as manager of Apollo Capital and manages Apollo Capital's day-to-day operations. AIF III Management, Inc. a Delaware corporation ("AIM"), is the general partner of Apollo. Apollo, the shareholders of Apollo Capital and AIM, and all officers and directors of each Apollo Entity and each of its affiliates disclaims any beneficial ownership of the common stock of the Company owned by the Investor.

(2) Based upon a Schedule 13(G) filed with the Securities and Exchange Commission on November 13, 1998.

(3) Includes shares that the following Named Officers and Directors presently have the right to acquire by exercise of options: Mr. Zehner, 47,219 shares; Mr. Pino, 32,500 shares; Mr. Ord, 11,250 shares; Mr. Andrues, 3,375 shares; Ms. Ford, 18,375 shares; and Mr. Mericle, 18,375 shares.

(4) This individual is associated with Apollo. This individual disclaims beneficial ownership of all shares of common stock of the Company held by the Investor.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The Company pays Apollo an annual management fee of $500,000 and expects to continue to receive financial advisory services from Apollo on an ongoing basis, with compensation to be determined. In addition, the Company paid to Apollo a fee of $1,000,000 and $460,000 as consideration for services rendered in structuring and negotiating the acquisition of MTI and American Shared, respectively, and also reimbursed Apollo for expenses of approximately $275,000 associated with these acquisitions.

    Apollo holds a controlling interest in SMT Health Services Inc. ("SMT"), a provider of mobile MRI services in the Mid-Atlantic region of the United States. During the 1998 fiscal year, a subsidiary of the Company purchased an MRI system from SMT for $350,000 and a subsidiary of the Company sold an MRI system to SMT for $519,805. From time to time during the 1998 fiscal year, the Company rented MRI systems from SMT for an aggregate of $59,500 and SMT rented MRI systems from the Company for an aggregate $164,500. In addition, SMT assigned certain of its customer contracts to the Company and received an aggregate assignment fee of $555,700 related to these contracts.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Form 10-K:

1.  Financial Statements:

    A listing of the Consolidated Financial Statements, related notes and Report of Independent Auditors is set forth in Item 8 of this report on Form 10-K.

2.  Financial Statement Schedules:

    The following Financial Statement Schedule for the years ended December 31, 1998, 1997 and 1996 is set forth on page 54 of this report on Form 10-K:

       Schedule II--Valuation and Qualifying Accounts

    All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes for the year ended December 31, 1998.

3. INDEX TO EXHIBITS:

 EXHIBIT NO.      NOTE                                               DESCRIPTION
-------------     -----     ----------------------------------------------------------------------------------------------
       2.1             (6)  Agreement and Plan of Merger dated as of July 23, 1997 between the Company and Newport
                              Investment, LLC (the "Recapitalization Merger Agreement").

       2.2             (7)  Amendment No. 1 dated as of August 13, 1997 to the Recapitalization Merger Agreement.

       2.3             (7)  Amendment No. 2 dated as of October 13, 1997 to the Recapitalization Merger Agreement.

       2.4             (7)  Amendment No. 3 dated as of November 10, 1997 to the Recapitalization Merger Agreement.

       2.5             (7)  Guaranty Letter dated July 22, 1997, from AIF III to the Company.

       3.1             (9)  Form of Amended and Restated Certificate of Incorporation of the Company.

       3.2            (13)  Certificate of Amendment of Certificate of Incorporation, dated July 30, 1998.

       3.3            (14)  Certificate of Designations, Powers, Preferences and Rights of Series F Preferred Stock, dated
                              December 18, 1997.

       3.4            (13)  Certificate of Amendment of Certificate Designations, Powers, Preferences and Rights of Series
                              F Preferred Stock, dated July 30, 1998.

       3.5             (9)  By Laws of the Company, as amended.

       4.1             (9)  Form of Indenture for the 9 5/8% Senior Subordinated Notes due 2005 and the Senior
                              Subordinated Floating Rate Notes due 2005 (including the Forms of Notes as Exhibits A and B thereto) between the Company and IBJ Schroder Bank & Trust Company, as trustee.

       4.2            (14)  First Supplemental Indenture between the Company, various subsidiaries of the Company and IBJ
                              Shroder, dated January 30, 1998.

       4.3            (14)  Second Supplemental Indenture between the Company, various subsidiaries of the Company and IBJ
                              Shroder, dated March 12, 1998.

       4.4            (14)  Third Supplemental Indenture between the Company, various subsidiaries of the Company and IBJ
                              Shroder, dated May 19, 1998.

       4.5            (14)  Fourth Supplemental Indenture between the Company, various subsidiaries of the Company and IBJ
                              Shroder, dated November 13, 1998.

       4.6             (9)  Form of Guarantee of the Notes.

      10.1             (1)  Form of Indemnification Agreement between the Company and its directors and/or officers.

      10.2             (4)  Amended and Restated 1991 Stock Option Plan of the Company, including forms of agreement used thereunder.

      10.3            (12)  1997 Stock Option Plan of the Company, including form of option agreement used thereunder.

      10.4             (5)  Amended and Restated Long-Term Executive Incentive Plan dated as of July 22, 1997.

      10.5             (9)  Employment Agreement dated as of July 23, 1997 between the Company and Richard N. Zehner.

      10.6             (9)  Agreement Not to Compete dated as of July 23, 1997 among Newport Investment, LLC, the Company,
                              Richard N. Zehner and Vincent S. Pino.

 EXHIBIT NO.      NOTE                                               DESCRIPTION
-------------     -----     ----------------------------------------------------------------------------------------------
      10.7            (11)  Amendment to Employment Agreement dated as of July 23, 1997 between the Company and Richard N.
                              Zehner.

      10.8            (14)  Amendment to Employment Agreement dated as of December 31, 1997 between the Company and
                              Richard N. Zehner.

      10.9            (14)  Second Amendment to Employment Agreement dated as of February 5, 1998 between the Company and
                              Richard N. Zehner.

      10.10            (9)  Employment Agreement dated as of July 23, 1997 between the Company and Vincent S. Pino.

      10.11           (11)  Amendment to Employment Agreement dated as of July 23, 1997 between the Company and Vincent S.
                              Pino.

      10.12           (14)  Amendment to Employment Agreement dated as of December 31, 1997 between the Company and
                              Vincent S. Pino.

      10.13           (14)  Second Amendment to Employment Agreement dated as of February 5, 1998 between the Company and
                              Vincent S. Pino.

      10.14           (12)  Employment Agreement dated as of January 19, 1998 between the Company and Kenneth S. Ord.

      10.15           (12)  Agreement Not to Compete dated as of January 19, 1998 between the Company and Kenneth S. Ord.

      10.16            (2)  Employment Agreement dated as of September 9, 1993 between the Company and Terry A. Andrues.

      10.17            (2)  Employment Agreement dated as of June 6, 1994 between the Company and Cheryl A. Ford.

      10.18            (2)  Employment Agreement dated as of September 9, 1993 between the Company and Jay A. Mericle.

      10.19            (2)  Employment Agreement dated as of June 6, 1994 between the Company and Neil M. Cullinan.

      10.20           (14)  Agreement Not to Compete dated as of April 29, 1998 between the Company and Raymond M.
                              Almieri.

      10.21           (14)  Employment Agreement dated as of April 29, 1998 between the Company and Raymond M. Almieri.

      10.22           (14)  Employment Agreement dated as of April 29, 1998 between the Company and Russell D. Phillips,
                              Jr.

      10.23           (14)  Agreement Not to Compete dated as of April 29, 1998 between the Company and Russell D.
                              Phillips, Jr.

      10.24            (3)  Employment Agreement dated as of July 7, 1995 between the Company and Michael W. Grismer.

      10.25            (8)  Acquisition Agreement dated as of October 17, 1997 among Medical Consultants Imaging Corp.,
                              Bondcat Corp., Chip-Cat Corp., Medical Consultants Scanning Systems, Inc., Alliance Imaging
                              of Ohio, Inc., Alliance Imaging of Michigan, Inc., and Alliance Imaging, Inc.

      10.26           (10)  Agreement and Plan of Merger dated as of January 13, 1998 relating to the acquisition of
                              Mobile Technology Inc.

      10.27           (12)  Securities Purchase Agreement dated as of March 12, 1998 relating to the acquisition of
                              American Shared-CuraCare and CuraCare, Inc.

 EXHIBIT NO.      NOTE                                               DESCRIPTION
-------------     -----     ----------------------------------------------------------------------------------------------
      10.28           (12)  Stock Purchase Agreement dated as of March 30, 1998 among the Company, US Diagnostic, Inc. and
                              Medical Diagnostics, Inc.

      10.29           (13)  Amended and Restated Credit Agreement dated September 24, 1998.

      21.0            (14)  List of Subsidiaries.

      23              (14)  Consent of Ernst & Young LLP.

      27.1            (14)  Financial Data Schedule.

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

 (9) Incorporated by reference to exhibits filed with the Company Registration Statement on Form S-2, No. 333-33817.

 (10) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated January 13, 1998.

 (11) Incorporated by reference herein to the indicated Exhibit in response to
      Item 14(a)(3), "Exhibits" of the Company's Annual report on Form 10-K for the year ending December 31, 1997.

 (12) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

 (13) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

 (14) Filed herewith.

    (b) Reports on Form 8-K in the fourth quarter of 1998:

        On November 30, 1998, the Company filed a Report on Form 8-K reporting the consummation of the acquisition by two of its wholly owned subsidiaries of American Shared-CuraCare and CuraCare, Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ALLIANCE IMAGING, INC.

                                By             /s/ RICHARD N. ZEHNER
                                     -----------------------------------------
                                                 Richard N. Zehner,
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER
March 30, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1999.

          SIGNATURE                       TITLE
------------------------------  --------------------------
                                Chairman of the Board of
    /s/ RICHARD N. ZEHNER         Directors, Executive
------------------------------    Officer (Principal
   Richard N. Zehner Chief        Executive Officer)

     /s/ VINCENT S. PINO
------------------------------  President and Director
       Vincent S. Pino

                                Executive Vice President
      /s/ KENNETH S. ORD          and Chief Financial
------------------------------    Officer (Principal
        Kenneth S. Ord            Financial Officer)

    /s/ MICHAEL W. GRISMER      Vice President and
------------------------------    Controller (Principal
      Michael W. Grismer          Accounting Officer)

      /s/ ROBERT H. FALK
------------------------------  Director
        Robert H. Falk

     /s/ MICHAEL S. GROSS
------------------------------  Director
       Michael S. Gross

     /s/ JOSHUA J. HARRIS
------------------------------  Director
       Joshua J. Harris

------------------------------  Director
     Anthony R. Ignaczak

------------------------------  Director
        Robert A. Katz

      /s/ MARK D. KLEIN
------------------------------  Director
        Mark D. Klein

    /s/ MICHAEL D. WEINER
------------------------------  Director
      Michael D. Weiner

                    ALLIANCE IMAGING, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

                                                     BALANCE AT     ADDITIONS     ADDITIONS    DEDUCTIONS   BALANCE AT
                                                    BEGINNING OF   CHARGED TO   FROM ACQUIRED   (BAD DEBT     END OF
                                                       PERIOD        EXPENSE      COMPANIES    WRITE-OFFS)    PERIOD
                                                    -------------  -----------  -------------  -----------  -----------
Year ended December 31, 1998
  Allowance for Doubtful Accounts.................    $     750     $   4,509     $   5,096     $  (2,096)   $   8,259
                                                          -----    -----------       ------    -----------  -----------
                                                          -----    -----------       ------    -----------  -----------

Year ended December 31, 1997
  Allowance for Doubtful Accounts.................    $     513     $     256     $      --     $     (19)   $     750
                                                          -----    -----------       ------    -----------  -----------
                                                          -----    -----------       ------    -----------  -----------

Year ended December 31, 1996
  Allowance for Doubtful Accounts.................    $     367     $     567     $      --     $    (421)   $     513
                                                          -----    -----------       ------    -----------  -----------
                                                          -----    -----------       ------    -----------  -----------