Form 10-Q
period 1999-03-31
ALLIANCE IMAGING INC /DE/
filed 1999-05-13
CIK 817135

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

                       FOR QUARTER ENDED: MARCH 31, 1999
                        COMMISSION FILE NUMBER: 0-16334

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1999:

                    Common Stock, $.01 par value, 4,105,111

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ALLIANCE IMAGING, INC.

                                   FORM 10-Q

                                 MARCH 31, 1999

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I--FINANCIAL INFORMATION

Item 1--Condensed Financial Statements:

  Condensed Consolidated Balance Sheets
    March 31, 1999 and December 31, 1998...................................................................           3

  Condensed Consolidated Statements of Operations
    Three months ended March 31, 1999 and 1998.............................................................           4

  Condensed Consolidated Statements of Cash Flows
    Three months ended March 31, 1999 and 1998.............................................................           5

  Notes to Condensed Consolidated Financial Statements.....................................................           6

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations..............           9

PART II--OTHER INFORMATION.................................................................................          15

SIGNATURES.................................................................................................          18

                             ALLIANCE IMAGING, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                                     DECEMBER 31,
                                                                                                        1998*
                                                                                         MARCH 31,   ------------
                                                                                           1999
                                                                                        -----------
                                                                                        (UNAUDITED)
                                                     ASSETS
Current assets:
  Cash and short-term investments.....................................................   $   5,535    $    1,681
  Accounts receivable, net of allowance for doubtful accounts.........................      48,659        41,634
  Deferred income taxes...............................................................       3,679         3,679
  Prepaid expenses....................................................................       2,780         3,134
  Other receivables and other current assets..........................................         515           552
                                                                                        -----------  ------------
Total current assets..................................................................      61,168        50,680
Equipment, at cost....................................................................     297,466       273,074
  Less--Accumulated depreciation......................................................     (87,943)      (78,811)
                                                                                        -----------  ------------
                                                                                           209,523       194,263
Goodwill..............................................................................     108,087       109,667
Other intangibles.....................................................................      74,336        75,528
Deferred financing costs..............................................................      12,322        12,867
Deposits and other assets.............................................................      11,309        13,161
                                                                                        -----------  ------------
Total assets..........................................................................   $ 476,745    $  456,166
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................   $   3,246    $    4,688
  Accrued compensation and related expenses...........................................       5,174         6,733
  Other accrued liabilities...........................................................      23,550        21,190
  Current portion of long-term debt...................................................      17,678        18,742
                                                                                        -----------  ------------
Total current liabilities.............................................................      49,648        51,353
Long-term debt, net of current portion................................................     451,618       431,247
Other liabilities.....................................................................         627           713
Deferred income taxes.................................................................      38,390        38,390
Redeemable preferred stock............................................................      17,269        16,673
Common stock..........................................................................          41            41
Additional paid-in deficit............................................................     (59,672)      (59,672)
Accumulated deficit...................................................................     (21,176)      (22,579)
                                                                                        -----------  ------------
Total liabilities and stockholders' equity............................................   $ 476,745    $  456,166
                                                                                        -----------  ------------
                                                                                        -----------  ------------

------------------------

 *  Derived from audited financial statements

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ALLIANCE IMAGING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                              --------------------
                                                                                                1999       1998
                                                                                              ---------  ---------
Revenues....................................................................................  $  64,381  $  31,241
Costs and expenses:
  Operating expenses, excluding depreciation................................................     31,635     15,235
  Depreciation expense......................................................................      9,246      4,971
  Selling, general and administrative expenses..............................................      6,331      3,036
  Transaction related costs.................................................................        419        815
  Amortization expense, primarily goodwill..................................................      2,772        810
  Interest expense, net of interest income..................................................     10,241      6,707
                                                                                              ---------  ---------
Total costs and expenses....................................................................     60,644     31,574
                                                                                              ---------  ---------
Income (loss) before income taxes and extraordinary loss....................................      3,737       (333)
Provision for income taxes..................................................................      1,738         --
                                                                                              ---------  ---------
Income (loss) before extraordinary loss.....................................................      1,999       (333)
Extraordinary loss, net of taxes............................................................         --     (1,312)
                                                                                              ---------  ---------
Net income (loss)...........................................................................      1,999     (1,645)
Less: Preferred stock dividends and financing fee accretion.................................        596        510
                                                                                              ---------  ---------
Income (loss) applicable to common stock....................................................  $   1,403  $  (2,155)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Earnings per common share:
Income (loss) before extraordinary loss.....................................................  $    0.34  $   (0.21)
Extraordinary loss, net of taxes............................................................         --      (0.32)
                                                                                              ---------  ---------
Net income (loss) per common share..........................................................  $    0.34  $   (0.53)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Earnings per common share--assuming dilution:
  Income (loss) before extraordinary loss...................................................  $    0.32  $   (0.21)
  Extraordinary loss, net of taxes..........................................................         --      (0.32)
                                                                                              ---------  ---------
  Net income (loss) per common share
  --assuming dilution.......................................................................  $    0.32  $   (0.53)
                                                                                              ---------  ---------
                                                                                              ---------  ---------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ALLIANCE IMAGING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                           -----------------------
                                                                                              1999        1998
                                                                                           ----------  -----------
OPERATING ACTIVITIES:
Net income (loss)........................................................................  $    1,999  $    (1,645)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Extraordinary loss.....................................................................          --        1,312
  Depreciation and amortization..........................................................      12,018        5,781
  Amortization of deferred financing costs...............................................         545          216
  Distributions in excess of (undistributed) equity in income of investee................        (173)         (73)
  Gain on sale of equipment..............................................................         (31)          --
Changes in operating assets and liabilities:
  Accounts receivable, net...............................................................      (7,025)        (605)
  Prepaid expenses.......................................................................         354           81
  Other receivables......................................................................          37          107
  Other assets...........................................................................         (53)        (208)
  Accounts payable, accrued compensation and other accrued liabilities...................         (88)      (1,560)
  Other liabilities......................................................................         (86)         (68)
                                                                                           ----------  -----------
Net cash provided by operating activities................................................       7,497        3,338
INVESTING ACTIVITIES:
Equipment purchases......................................................................     (25,118)     (12,454)
(Increase) decrease in deposits on equipment.............................................       2,078       (3,550)
Purchase of common stock of Mobile Technology Inc., net of cash acquired.................          --      (94,147)
Proceeds from sale of equipment..........................................................          90           --
                                                                                           ----------  -----------
Net cash used in investing activities....................................................     (22,950)    (110,151)
FINANCING ACTIVITIES:
Principal payments on long-term debt.....................................................      (4,693)      (3,483)
Proceeds from term loan facility.........................................................          --       90,000
Proceeds from revolving loan facility....................................................      24,000       16,394
Decrease in deferred financing costs.....................................................          --          291
Proceeds from exercise of employee stock options.........................................          --           13
                                                                                           ----------  -----------
Net cash provided by financing activities................................................      19,307      103,215
                                                                                           ----------  -----------
Net (decrease) increase in cash and short-term investments...............................       3,854       (3,598)
Cash and short-term investments, beginning of period.....................................       1,681       10,798
                                                                                           ----------  -----------
Cash and short-term investments, end of period...........................................  $    5,535  $     7,200
                                                                                           ----------  -----------
                                                                                           ----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid..........................................................................  $    5,391  $     1,588
  Income taxes paid......................................................................         600           32
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Preferred stock dividend accrued and financing fee accretion...........................  $      596  $       510

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ALLIANCE IMAGING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

                                  (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. BASIS OF PREPARATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

    The provision for income taxes for the three month period ended March 31, 1999 is higher than the statutory federal rate primarily as a result of non-deductible goodwill amortization expense.

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                     THREE MONTHS ENDED MARCH
                                                                               31,
                                                                    --------------------------
                                                                        1999          1998
                                                                    ------------  ------------
Numerator:
Income (loss) before extraordinary loss...........................  $      1,999  $       (333)
Preferred stock dividends and financing fee accretion.............          (596)         (510)
                                                                    ------------  ------------
Numerator for basic and diluted earnings per share
  --income available to common stockholders before extraordinary
  loss............................................................  $      1,403  $       (843)
                                                                    ------------  ------------
                                                                    ------------  ------------
Denominator:
Denominator for basic earnings per share
  --weighted average shares.......................................     4,073,000     4,055,000
Effect of dilutive securities:
Employee stock options............................................       251,000            --
                                                                    ------------  ------------
Denominator for diluted earnings per share
  --adjusted weighted-average shares..............................     4,324,000     4,055,000
                                                                    ------------  ------------
                                                                    ------------  ------------
Basic earnings (loss) per share before extraordinary loss.........  $       0.34  $      (0.21)
                                                                    ------------  ------------
                                                                    ------------  ------------
Diluted earnings (loss) per share before extraordinary loss.......  $       0.32  $      (0.21)
                                                                    ------------  ------------
                                                                    ------------  ------------

2. ACQUISITIONS

    On March 12, 1998, the Company acquired Mobile Technology Inc. ("MTI"). The purchase price consisted of $58,300 for all of the equity interests in MTI, plus direct acquisition costs of approximately $2,000. In connection with the acquisition, the Company also refinanced $37,400 of MTI's outstanding

                             ALLIANCE IMAGING, INC.

                                 MARCH 31, 1999

                                  (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. ACQUISITIONS (CONTINUED)
debt and paid MTI direct transaction costs of $3,500. To finance these expenditures, the Company increased its existing term loan facility by $20,000 to provide total availability of $70,000, established a new $50,000 term loan facility and borrowed an aggregate of $90,000 thereunder, for which the Company incurred debt issuance costs of approximately $2,800. The Company also borrowed $5,400 under its revolving loan facility and used $8,500 of cash on hand at MTI to complete the financing requirements. The transaction has been accounted for as a purchase and, accordingly, the results of operations of MTI have been included in the Company's consolidated financial statements from the date of acquisition. The goodwill recorded as a result of this acquisition was approximately $5,979, which is being amortized on a straight-line basis over 20 years. Additionally, the Company assigned $67,200 of the purchase price to customer contracts and $2,870 of the purchase price to assembled work force. The amounts are being amortized on a straight-line basis over 20 and four years respectively. The allocation of the intangible assets acquired was based on an independent valuation study.

    On May 19, 1998, the Company acquired Medical Diagnostics, Inc. ("MDI"), a subsidiary of U. S. Diagnostic, Inc. The purchase price consisted of approximately $31,000 plus the assumption of approximately $7,400 in financing arrangements. The transaction has been accounted for as a purchase and, accordingly, the results of operations of MDI have been included in the Company's consolidated financial statements from the date of acquisition. The goodwill recorded as a result of this acquisition was $17,212, which is being amortized on a straight-line basis over 20 years. Additionally, the Company assigned $8,300 of the purchase price to customer contracts and $350 of the purchase price to assembled work force. The amounts are being amortized on a straight-line basis over 20 and four years respectively. The allocation of the intangible assets acquired was based on an independent valuation study.

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

    On April 14, 1999, the Company announced it had signed a definitive agreement to acquire all of the outstanding common stock of Three Rivers Holding Corp., parent corporation of SMT Health Services Inc. ("SMT") in a stock-for-stock merger. SMT is a regional mobile magnetic resonance imaging ("MRI") provider with 35 MRI systems serving 144 customers in 10 states. As part of the transaction, the Company intends to assume or refinance $66,465 of SMT's indebtedness. The transaction is subject to customary conditions, including obtaining sufficient funds to refinance SMT's indebtedness, and is expected to close by the middle of May 1999.

                             ALLIANCE IMAGING, INC.

                                 MARCH 31, 1999

                                  (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. ACQUISITIONS (CONTINUED)
    SMT is wholly owned by an affiliate of Apollo Management, L.P., which currently owns approximately 82.6% of the Company's outstanding common stock; accordingly, the merger is expected to be accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS.

OVERVIEW

    The Company is a leading nationwide provider of diagnostic imaging and therapeutic services and the largest operator of state-of-the-art mobile diagnostic imaging systems and related outsourced radiology services in the United States. The Company's diagnostic imaging services include magnetic resonance imaging ("MRI"), computed axial tomography ("CT"), nuclear medicine single photon emission computed tomography ("SPECT") camera and ultrasound systems. The Company's therapeutic services include lithotripsy, brachytherapy and microwave thermotherapy systems. The Company primarily provides MRI and CT systems and services to hospitals and other health care providers on a mobile, shared user basis. The Company also provides dedicated, full-time MRI systems and services as well as full-service management of imaging operations for selected hospitals. The Company's MRI services include the provision of high technology imaging systems, technologists to operate the imaging systems, equipment maintenance and upgrades, the management of day-to-day operations, educational and marketing support, patient scheduling, billing and collection services, managed care contracting and professional liability coverage. The Company's services enable small to mid-size hospitals to gain access to advanced diagnostic imaging technology and related value-added services without making a substantial investment in equipment and personnel. The Company operates a fleet of 250 MRI systems and services 1,044 customers in 44 states as of March 31, 1999.

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

    The Company has historically focused on maximizing cash flow and return on invested capital nationwide, deploying new and upgraded systems in high volume markets and redeploying older, less advanced systems with lower carrying values in lower volume markets. The Company's ongoing equipment trade-in and upgrade program has substantially improved the marketability and productivity of its MRI systems. Because the Company owns significantly all of its MRI systems, it periodically evaluates its older, less marketable MRI systems to determine if it is more beneficial to continue to use such systems in lower volume markets which are profitable but produce less revenue, or to trade in such equipment in connection with new system purchases. The Company currently maintains one of the most advanced fleets in the industry.

    Revenues from CT services, lithotripsy services, SPECT camera services, and other imaging services accounted for approximately 7% of the Company's revenues for the three months ended March 31, 1999.

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

    On March 12, 1998, the Company acquired Mobile Technology Inc. ("MTI"), which management believes was the second largest provider of mobile MRI services in the United States, in a transaction accounted for as a purchase. The Company has included the operations of MTI in its consolidated financial statements from the date of acquisition. This acquisition added 68 MRI systems operating in 31 states, 3 CT systems, 9 lithotripsy systems, and 3 brachytherapy systems to the Company's equipment fleet. The purchase price consisted of $58.3 million for all of the equity interests in MTI plus direct acquisition costs of approximately $2.0 million. In connection with the acquisition, the Company also refinanced $37.4 million of MTI's outstanding debt and paid MTI direct transaction costs of $3.5 million. To finance these expenditures, the Company increased its then existing term loan facility by $20.0 million to provide total availability of $70.0 million, established a new $50.0 million term loan facility and borrowed an aggregate of $90.0 million thereunder, for which the Company incurred debt issuance costs of approximately $2.8 million. The Company also borrowed $5.4 million under its revolving loan facility and used $8.5 million of cash on hand at MTI to complete the financing requirements. The goodwill recorded as a result of this acquisition was approximately $6.0 million, which is being amortized on a straight-line basis over 20 years. Additionally, the Company assigned $67.2 million of the purchase price to customer contracts and $2.9 million of the purchase price to assembled work force. The amounts are being amortized on a straight-line basis over 20 and four years, respectively. The allocation of the intangible assets acquired was based on an independent valuation study.

    On May 19, 1998, the Company acquired Medical Diagnostics, Inc. ("MDI"), a subsidiary of U. S. Diagnostic, Inc. The purchase price consisted of approximately $31.0 million plus the assumption of approximately $7.4 million in financing arrangements. The Company borrowed $30.0 million under its revolving loan facility to finance the transaction. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of MDI have been included in the Company's consolidated financial statements from the date of acquisition. The goodwill recorded as a result of this acquisition was $17.2 million which is being amortized on a straight-line basis over 20 years. Additionally, the Company assigned $8.3 million of the purchase price to customer contracts and $0.4 million of the purchase price to assembled work force. The amounts are being amortized on a straight-line basis over 20 and four years respectively. The allocation of the intangible assets acquired was based on an independent valuation study.

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

RESULTS OF OPERATIONS

    QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998--Revenues for the first quarter of 1999 were $64.4 million, an increase of $33.1 million, or 106.1%, over 1998, primarily due to the MTI, MDI, and American Shared acquisitions. The remaining increase reflects higher scan-based MRI revenue, MRI revenue under fixed fee contracts and other revenue items (including revenue for other modalities). Overall, MRI revenue increased $30.3 million, as a result of a 112.7% increase in total scan volume partially offset by a 0.78% decrease in the average revenue realized per MRI scan. The average daily scan volume per MRI system increased 13.2% to 8.6 from 7.6 in the first quarter of 1998. Management attributes the non-acquisition volume increase to the Company's continuing MRI systems upgrade program, which has enabled the Company to obtain new, long-term contracts from both existing and new customers, and to the continuing positive effect of marketing programs implemented in early 1997. Management believes the decrease in average revenue realized per scan is the result of many customers achieving discount price levels in incremental scan volume; obtaining contracts with customers that have high scan volumes which justify lower scan prices; and continuing competitive pressure in the MRI service industry and cost containment efforts by health care payors. Other revenue increased $2.8 million, or 64.6% partly related to a $1.2 million increase in lithotripsy revenue associated with the MTI acquisition, as well as a $0.5 million increase in SPECT camera revenue. The remainder of the increase in other revenue was primarily due to an increase in revenue associated with other modalities.

    The Company operated 250 MRI systems at March 31, 1999 compared to 193 MRI systems at March 31, 1998. The increase was primarily a result of the MTI acquisition and to a lesser degree the American Shared and MDI acquisitions.

    Operating expenses, excluding depreciation, totaled $31.6 million in the first quarter of 1999, an increase of $16.4 million, or 107.6%, from the first quarter of 1998. Payroll and related employee expenses increased $6.4 million, or 106.3%, primarily as a result of an increase in the number of employees necessary to support new units in operation and increased scans per unit. Preventative maintenance and cryogen expense increased $2.9 million, or 94.2%, due to an increase in the number of systems in service and the expiration of warranties on an increased number of MRI systems. Equipment rental expense increased $2.0 million, or 119.4%, resulting from a higher number of leased MRI systems in operation. Tractor and transportation expenses increased $0.9 million, or 191.8%, principally as a result of a higher number of leased tractors in operation associated with the MTI and American Shared acquisitions.

    Depreciation expense during the first quarter of 1999 totaled $9.2 million, an increase of $4.3 million, or 86.0% from the 1998 level principally due to a higher amount of depreciable assets associated with equipment additions and upgrades and equipment acquired through acquisitions. Amortization expense during the first quarter of 1999 increased $2.0 million, or 242.2%, over the first quarter of 1998 as a result of the acquisitions made during 1998.

    Selling, general and administrative expenses totaled $6.3 million in the first quarter of 1999, an increase of $3.3 million, or 108.5%, from the same quarter in 1998. Payroll and related expenses increased $1.5 million, or 78.7%, primarily as a result of increased employee compensation related to increased sales commissions and increased staffing levels necessary to support the Company's increased level of operations. Bad debt expense increased $0.9 million primarily as a result of the growth in revenues and the application of the Company's more conservative bad debt reserve policy to the acquired MTI, MDI and American Shared operations.

    The transaction related costs for the first quarter of 1999 primarily represent management fees paid to American Shared Hospital Services principally for direct patient billing services provided to American Shared. The transaction related costs for the first quarter of 1998 represent a special non-recurring bonus paid in connection with the MTI acquisition.

    Interest expense of $10.2 million in the first quarter of 1999 was $3.5 million, or 52.7%, higher than the first quarter of 1998, as a result of higher average outstanding debt balances during 1999 as compared to 1998. This increase was primarily related to debt incurred in connection with the MTI, MDI, and American Shared acquisitions.

    An income tax provision of $1.7 million was recorded in the first quarter of 1999, resulting in an effective tax of 46.5%. The Company generated a loss before income taxes for the first quarter of 1998 and no income tax benefit was recorded.

    The Company's net income was $2.0 million in the first quarter of 1999 compared to net loss before extraordinary loss of $0.3 million in the first quarter of 1998, an increase of $2.3 million, primarily attributable to the increase in revenues. The Company reported an extraordinary loss of $1.3 million on early extinguishment of debt in the first quarter of 1998. The earnings per common share calculations reflect preferred dividend requirements and financing fee accretion of $0.6 million in the first quarter of 1999 and $0.5 million in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generated $7.5 million and $3.3 million from operating activities during the first quarter of 1999 and 1998, respectively. Capital expenditures, consisting primarily of new equipment purchases, totaled $25.1 million and $12.5 million during the three months ended March 31, 1999 and 1998, respectively. Since January 1, 1999, the Company has purchased 14 MRI systems, including replacement systems. The Company expects to purchase additional equipment under binding commitments in 1999 and finance such purchases with the Company's Revolving Loan Facility.

    The Company's primary cash needs consist of capital expenditures and debt service. The Company incurs capital expenditures for the purposes of (i) providing routine upgrades of its MRI systems; (ii) replacing or making major upgrades to older, less advanced systems with new state-of-the-art systems; and
(iii) purchasing new systems. The Company expects capital expenditures to be approximately $75.0 million in 1999, which primarily reflects the anticipated purchase of 40 new MRI systems, including replacement systems. The Company's decision to purchase a new system is typically predicated on obtaining new or extending existing customer contracts, which serve as the basis of demand for the new system.

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

    On September 24, 1998, the Company completed a $90.0 million expansion of its Credit Agreement. The transaction added a new $85.0 million Term Loan Facility under tranche C and increased the Revolving Loan Facility to $80.0 million ($46.4 million of which was funded at March 31, 1999). The increased Loan Facilities provided funds to complete the American Shared acquisition and will also provide funds for future acquisitions and capital expenditures.

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

    On April 14, 1999, the Company announced it had signed a definitive agreement to acquire all of the outstanding common stock of Three Rivers Holding Corp., parent corporation of SMT Health Services Inc. ("SMT") in a stock-for-stock merger. SMT is a regional MRI provider with 35 MRI systems serving 144 customers in 10 states. SMT is wholly owned by an affiliate of Apollo, which currently owns approximately 82.6% of the Company's outstanding common stock; accordingly, the merger is expected to be accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. As part of the transaction, the Company intends to assume or refinance $66.5 million of SMT's indebtedness. The transaction is subject to customary conditions, including obtaining sufficient funds to refinance SMT's indebtedness, and is expected to close by the middle of May 1999.

    The Company believes that, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including borrowings available under the Revolving Loan Facility, will be sufficient over the next several years to fund anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Notes and obligations under the Credit Agreement.

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

    The Company has also been working closely with the original equipment manufacturers ("OEM") of its imaging and therapeutic systems to address Year 2000 concerns. Approximately 98% of the Company's MRI and CT systems will be made compliant on a timely basis by the OEMs pursuant to the Company's existing maintenance contracts. The Company cannot currently estimate the additional costs that will be incurred to address Year 2000 concerns. The Company's analysis of its Year 2000 efforts are ongoing and its overall plan and cost estimations will continue to evolve, as new information becomes available.

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

    Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly in the section entitled "Liquidity and Capital Resources" and elsewhere in this quarterly report on Form 10-Q, are forward-looking statements. Statements in this quarterly report on Form 10-Q which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as results of operations and financial condition, the consummation of acquisitions and financing transactions and the effect of such transactions on the Company's business and the Company's plans and objectives for future operations and expansion are examples of forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those identified as "Risk Factors" in the Company's Registration Statements on Forms S-2 (No. 333-33817) and S-4 (No. 333-33787). The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. Actual results may materially differ from anticipated results described in these statements.

PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

 EXHIBIT NO.      NOTE      DESCRIPTION
-------------     -----     ----------------------------------------------------------------------------------------------
        3.1            (5)  Form of Amended and Restated Certificate of Incorporation of the Company.

        3.2            (9)  Certificate of Amendment of Certificate of Incorporation, dated July 30, 1998.

        3.3           (10)  Certificate of Designations, Powers, Preferences and Rights of Series F Preferred Stock, dated
                              December 18, 1997.

        3.4            (9)  Certificate of Amendment of Certificate Designations, Powers, Preferences and Rights of Series
                              F Preferred Stock, dated July 30, 1998.

        3.5            (5)  By Laws of the Company, as amended.

        4.1            (5)  Form of Indenture for the 9 5/8% Senior Subordinated Notes due 2005 and the Senior
                              Subordinated Floating Rate Notes due 2005 (including the Forms of Notes as Exhibits A and B thereto) between the Company and IBJ Schroder Bank & Trust Company, as trustee.

        4.2           (10)  First Supplemental Indenture between the Company, various subsidiaries of the Company and IBJ
                              Shroder, dated January 30, 1998.

        4.3           (10)  Second Supplemental Indenture between the Company, various subsidiaries of the Company and IBJ
                              Shroder, dated March 12, 1998.

        4.4           (10)  Third Supplemental Indenture between the Company, various subsidiaries of the Company and IBJ
                              Shroder, dated May 19, 1998.

        4.5           (10)  Fourth Supplemental Indenture between the Company, various subsidiaries of the Company and IBJ
                              Shroder, dated November 13, 1998.

        4.6            (5)  Form of Guarantee of the Notes.

       10.1            (1)  Form of Indemnification Agreement between the Company and its directors and/or officers.

       10.2            (4)  Amended and Restated 1991 Stock Option Plan of the Company, including forms of agreement used thereunder.

       10.3            (8)  1997 Stock Option Plan of the Company, including form of option agreement used thereunder.

       10.4            (5)  Employment Agreement dated as of July 23, 1997 between the Company and Richard N. Zehner.

       10.5            (5)  Agreement Not to Compete dated as of July 23, 1997 among Newport Investment, LLC, the Company,
                              Richard N. Zehner and Vincent S. Pino.

       10.6            (7)  Amendment to Employment Agreement dated as of July 23, 1997 between the Company and Richard N.
                              Zehner.

       10.7           (10)  Amendment to Employment Agreement dated as of December 31, 1997 between the Company and
                              Richard N. Zehner.

       10.8           (10)  Second Amendment to Employment Agreement dated as of February 5, 1998 between the Company and
                              Richard N. Zehner.

       10.9            (5)  Employment Agreement dated as of July 23, 1997 between the Company and Vincent S. Pino.

 EXHIBIT NO.      NOTE      DESCRIPTION
-------------     -----     ----------------------------------------------------------------------------------------------
      10.10            (7)  Amendment to Employment Agreement dated as of July 23, 1997 between the Company and Vincent S.
                              Pino.

      10.11           (10)  Amendment to Employment Agreement dated as of December 31, 1997 between the Company and
                              Vincent S. Pino.

      10.12           (10)  Second Amendment to Employment Agreement dated as of February 5, 1998 between the Company and
                              Vincent S. Pino.

      10.13            (8)  Employment Agreement dated as of January 19, 1998 between the Company and Kenneth S. Ord.

      10.14            (8)  Agreement Not to Compete dated as of January 19, 1998 between the Company and Kenneth S. Ord.

      10.15            (2)  Employment Agreement dated as of September 9, 1993 between the Company and Terry A. Andrues.

      10.16            (2)  Employment Agreement dated as of June 6, 1994 between the Company and Cheryl A. Ford.

      10.17            (2)  Employment Agreement dated as of September 9, 1993 between the Company and Jay A. Mericle.

      10.18            (2)  Employment Agreement dated as of June 6, 1994 between the Company and Neil M. Cullinan.

      10.19           (10)  Agreement Not to Compete dated as of April 29, 1998 between the Company and Raymond M.
                              Almieri.

      10.20           (10)  Employment Agreement dated as of April 29, 1998 between the Company and Raymond M. Almieri.

      10.21           (10)  Employment Agreement dated as of April 29, 1998 between the Company and Russell D. Phillips,
                              Jr.

      10.22           (10)  Agreement Not to Compete dated as of April 29, 1998 between the Company and Russell D.
                              Phillips, Jr.

      10.23            (3)  Employment Agreement dated as of July 7, 1995 between the Company and Michael W. Grismer.

      10.24            (6)  Agreement and Plan of Merger dated as of January 13, 1998 relating to the acquisition of
                              Mobile Technology Inc.

      10.25            (8)  Securities Purchase Agreement dated as of March 12, 1998 relating to the acquisition of
                              American Shared-CuraCare and CuraCare, Inc.

      10.26            (8)  Stock Purchase Agreement dated as of March 30, 1998 among the Company, US Diagnostic, Inc. and
                              Medical Diagnostics, Inc.

      10.27            (9)  Amended and Restated Credit Agreement dated September 24, 1998.

      10.28           (11)  Agreement and Plan of Merger dated as of April 14, 1999 among the Company and Three Rivers
                              Holding Corp.

       27.1           (12)  Financial Data Schedule.

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

 (5) Incorporated by reference to exhibits filed with the Company Registration Statement on Form S-2, No. 333-33817.

 (6) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated January 13, 1998.

 (7) Incorporated by reference herein to the indicated Exhibit in response to
     Item 14(a)(3), "Exhibits" of the Company's Annual report on Form 10-K for the year ended December 31, 1997.

 (8) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

 (9) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

 (10) Incorporated by reference herein to the indicated Exhibit in response to
      Item 14(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

 (11) Incorporated by reference to exhibits filed in response to Item 7, "Exhibits" of the Company's Form 8-K Current Report dated April 15, 1999.

 (12) Filed herewith.

    (b) Reports on Form 8-K in the first quarter of 1999:

        None filed for the quarter ended March 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ALLIANCE IMAGING, INC.

May 13, 1999                    By:            /s/ RICHARD N. ZEHNER
                                     -----------------------------------------
                                                 Richard N. Zehner
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 13, 1999.

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