Form 10-Q
period 1999-06-30
ALLIANCE IMAGING INC /DE/
filed 1999-08-12
CIK 817135

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED : JUNE 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1999:

                   Common Stock, $.01 par value, 5,749,549

                             ALLIANCE IMAGING, INC.
                                    FORM 10-Q
                                  JUNE 30, 1999

                                      INDEX

                                                                            Page
                                                                            ----
PART I -  FINANCIAL INFORMATION

     Item 1 - Condensed Financial Statements:

                  Condensed Consolidated Balance Sheets
                     June 30, 1999 and December 31, 1998
                     (Restated - Note 2)                                      3

                  Condensed Consolidated Statements of Operations
                     Three and six months ended June 30, 1999
                     and 1998 (Restated - Note 2)                             4

                  Condensed Consolidated Statements of Cash Flows
                     Six months ended June 30, 1999
                     and 1998 (Restated - Note 2)                           5-6

                  Notes to Condensed Consolidated Financial Statements     7-10

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         11-19


PART II - OTHER INFORMATION

     Item 5 - Other Information                                              20

SIGNATURES                                                                   25

                             ALLIANCE IMAGING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                 JUNE 30,             DECEMBER 31,
                                                                                   1999                   1998
                                                                            -----------------      -----------------
                                                                                (Unaudited)        (Restated-NOTE 2)
ASSETS
Current assets:
   Cash and short-term investments                                                $     7,361           $     3,083
   Accounts receivable, net of allowance for doubtful accounts                         53,185                46,468
   Deferred income taxes                                                                3,679                 3,679
   Prepaid expenses                                                                     3,136                 3,416
   Other receivables and other current assets                                             707                   822
                                                                            -----------------      -----------------
          Total current assets                                                         68,068                57,468

Equipment, at cost                                                                    374,316               321,927
Less-Accumulated depreciation                                                        (108,749)              (86,659)
                                                                            -----------------      -----------------
                                                                                      265,567               235,268

Goodwill                                                                              162,736               170,576
Other intangibles                                                                      77,157                75,994
Deferred financing costs                                                               10,525                14,776
Deposits and other assets                                                               8,090                13,850
                                                                            -----------------      -----------------
          Total assets                                                            $   592,143           $   567,932
                                                                            =================      =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $     3,620           $     5,396
   Accrued compensation and related expenses                                            6,684                 7,561
   Other accrued liabilities                                                           26,581                22,875
   Current portion of long-term debt                                                   17,852                21,231
                                                                            -----------------      -----------------
          Total current liabilities                                                    54,737                57,063

Long-term debt, net of current portion                                                520,124               497,192
Other liabilities                                                                         577                   713
Deferred income taxes                                                                  39,618                39,618

Redeemable preferred stock                                                             17,884                16,673

Common stock                                                                               57                    57
Additional paid-in deficit                                                            (24,447)              (24,804)
Accumulated deficit                                                                   (16,407)              (18,580)
                                                                            -----------------      -----------------
          Total liabilities and stockholders' equity                              $   592,143           $   567,932
                                                                            =================      =================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ALLIANCE IMAGING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                      ---------------------------      -------------------------
                                                                         1999             1998            1999          1998
                                                                      ----------       ----------      ----------    -----------
                                                                                      (Restated-                     (Restated-
                                                                                        NOTE 2)                        NOTE 2)
Revenues                                                              $   80,306       $   62,115      $  156,047    $ 103,740
Costs and expenses:
Operating expenses, excluding depreciation                                36,009           27,957          71,545       46,680
Depreciation expense                                                      11,800            8,322          22,813       14,855
Selling, general and administrative expenses                               8,105            6,044          15,956       10,476
Amortization expense, primarily goodwill                                   3,662            2,661           7,269        4,282
Interest expense, net of interest income                                  11,795           10,532          23,411       18,864
Transaction related costs                                                  4,015               44           4,434          859
                                                                      ----------       ----------      ----------    ---------
Total costs and expenses                                                  75,386           55,560         145,428       96,016
                                                                      ----------       ----------      ----------    ---------
Income before income taxes and extraordinary loss                          4,920            6,555          10,619        7,724
Provision for income taxes                                                 2,143            3,242           4,938        4,112
                                                                      ----------       ----------      ----------    ---------
Income before extraordinary loss                                           2,777            3,313           5,681        3,612
Extraordinary loss, net of taxes                                          (2,297)            -             (2,297)      (1,312)
                                                                      ----------       ----------      ----------    ---------
Net income                                                                   480            3,313           3,384        2,300
Less:  Preferred stock dividends and financing fee accretion                 615              541           1,211        1,051
                                                                      ----------       ----------      ----------    ---------
Income (loss) applicable to common stock                              $     (135)      $    2,772      $    2,173    $   1,249
                                                                      ==========       ==========      ==========    =========
Earnings per common share:
     Income before extraordinary loss                                 $    0.38        $     0.49      $     0.78    $    0.45
     Extraordinary loss, net of taxes                                     (0.40)                -           (0.40)       (0.23)
                                                                      ----------       ----------      ----------    ---------
     Net income (loss) per common share                               $   (0.02)       $     0.49      $     0.38    $    0.22
                                                                      ==========       ==========      ==========    =========
Earnings per common share - assuming dilution:
     Income before extraordinary loss                                 $    0.36        $     0.47      $     0.75    $    0.44
     Extraordinary loss, net of taxes                                     (0.38)                -           (0.39)       (0.23)
                                                                      ----------       ----------      ----------    ---------
     Net income (loss) per common share - assuming dilution           $   (0.02)       $     0.47      $     0.36    $    0.21
                                                                      ==========       ==========      ==========    =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                          ALLIANCE IMAGING, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                                          (DOLLARS IN THOUSANDS)


                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                        1999             1998
                                                                                    ------------     ------------
                                                                                                     (Restated-NOTE 2)
OPERATING ACTIVITIES:
 Net income                                                                            $   3,384      $     2,300
 Adjustments to reconcile net income to net cash
   provided by operating activities:
      Extraordinary loss                                                                   2,297            1,312
      Stock option compensation                                                               -               100
      Depreciation and amortization                                                       30,082           19,137
      Amortization of deferred financing costs                                             1,248            1,278
      Deferred taxes                                                                          -             1,387
      Distributions in excess of (undistributed) equity in income of investee               (255)            (375)
      Gain on sale of equipment                                                             (111)              -
      Other                                                                                   -              (121)
 Changes in operating assets and liabilities:
      Accounts receivable, net                                                            (6,717)          (4,195)
      Prepaid expenses                                                                       263              561
      Other receivables                                                                      115              728
      Other assets                                                                           459             (540)
      Accounts payable, accrued compensation and other accrued liabilities                 2,864              372
      Other liabilities                                                                     (136)          (3,580)
                                                                                    ------------     ------------
           Net cash provided by operating activities                                      33,493           18,364

INVESTING ACTIVITIES:
 Equipment purchases                                                                     (54,222)         (30,949)
 Proceeds from sale of equipment                                                             291              350
 Decrease (increase) in deposits on equipment                                              5,541           (7,232)
 Purchase of common stock of Mid American Imaging, Inc. and Dimensions
     Medical Group, Inc., net of cash acquired                                                -           (10,452)
 Purchase of common stock of Mobile Technology Inc., net of cash acquired                     -           (94,147)
 Purchase of common stock of Medical Diagnostics, Inc., net of cash acquired                  -           (30,896)
 Other                                                                                        -               (69)
                                                                                    ------------     ------------
           Net cash used in investing activities                                         (48,390)        (173,395)

FINANCING ACTIVITIES:
 Principal payments on long-term debt                                                     (9,978)          (7,512)
 Proceeds from long-term debt                                                                 -              (843)
 Principal payments on term loan facility                                                (50,630)            (250)
 Proceeds from term loan facility                                                         70,000           90,000
 Principal payments under revolving loan facility                                        (22,441)          (3,400)
 Proceeds from revolving loan facility                                                    32,602           71,864
 Increase in deferred financing costs                                                       (735)              -
 Proceeds from exercise of employee stock options                                            357               66
                                                                                    ------------     ------------
           Net cash provided by financing activities                                      19,175          149,925
                                                                                    ------------     ------------

 Net increase (decrease) in cash and short-term investments                                4,278           (5,106)
 Cash and short-term investments, beginning of period                                      3,083           12,255
                                                                                    ------------     ------------
 Cash and short-term investments, end of period                                         $  7,361        $   7,149
                                                                                    ============     ============

                             ALLIANCE IMAGING, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                                                          $  22,095          $ 17,220
 Income taxes paid                                                                          1,181               291

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
      Preferred stock dividend accrued and financing fee accretion                       $  1,211         $   1,051


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ALLIANCE IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.       BASIS OF PREPARATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (which, other than the restatement discussed in Note 2, consist of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         The provision for income taxes for the six month period ended June 30, 1999 is higher than the statutory federal rate primarily as a result of non-deductible goodwill amortization expense.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                         --------------------------
                                                                                           1999              1998
                                                                                         --------          --------
                                                                                                   (Restated-NOTE 2)
Numerator:
Income before extraordinary loss                                                         $  5,681          $  3,612
Less: Preferred stock dividends and financing fee accretion                                 1,211             1,051
                                                                                         --------          --------
Numerator for basic and diluted earnings per share - income
    available to common stockholders before extraordinary loss                           $  4,470          $  2,561
                                                                                         ========          ========
Denominator:
Denominator for basic earnings per share
    --weighted-average shares                                                               5,732             5,705
Effect of dilutive securities:
     Employee stock options                                                                   222               164
                                                                                         --------          --------
Denominator for diluted earnings per share
     --adjusted weighted-average shares                                                     5,954             5,869
                                                                                         ========          ========
Basic earnings per share before extraordinary loss                                       $   0.78          $  0.45
                                                                                         ========          ========
Diluted earnings per share before extraordinary loss                                     $   0.75          $  0.44
                                                                                         ========          ========

2.       RESTATEMENT

         On May 13, 1999, the Company acquired all the outstanding common stock of Three Rivers Holding Corp.("Three Rivers"), the parent corporation of SMT Health Services, Inc. ("SMT"), in a stock-for-stock merger (the "Merger"). The Company exchanged approximately 1,644 shares of common stock for all the outstanding common shares of Three Rivers. At the time of the Merger, Three Rivers was wholly owned by affiliates of Apollo Management, L.P. ("Apollo"), which held approximately 82.6% of the Company's outstanding common stock. Accordingly, the Merger has been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. As such, the accompanying financial statements and footnotes have been restated to include the assets, liabilities and operations of SMT from the date when both entities were under Apollo's control, which was December 18, 1997. As the operating results of SMT from December 18, 1997 through December 31, 1997 are not significant as compared to the operating results of the Company for the year ended December 31, 1997, the Company has chosen December 31, 1997 to be the effective date for giving accounting recognition to the combination. In connection with the Merger, the Company amended and restated its Credit Agreement to add a new $70,000 tranche D term loan facility which was used to fund: repayment of SMT's existing indebtedness - $62,044; payment on the Company's revolving loan facility - $6,000; transaction costs charged to expense - $851; deferred financing costs - $650; and an increase in the Company's cash balance of $455.

         Combined and separate results of Alliance and SMT during the periods preceding the Merger that are included in the accompanying condensed consolidated statements of operations are as follows:


                                        Three Months Ended      Three Months Ended       Six Months Ended
                                          March 31, 1999          June 30, 1998           June 30, 1998
                                        ------------------      ------------------       ----------------
REVENUES
    Alliance                             $       64,381         $         51,243         $        82,484
    SMT                                          11,939                   11,037                  21,421
    Eliminations                                   (579)                    (165)                   (165)
                                        ------------------      ------------------       ----------------
       Combined                         $        75,741         $         62,115         $       103,740
                                        ==================      ==================       ================

EXTRAORDINARY LOSS, NET OF TAXES
    Alliance                            $          -            $           -            $        (1,312)
    SMT                                            -                        -                      -
                                        ------------------      ------------------       ----------------
       Combined                         $          -            $           -            $        (1,312)
                                        ==================      ==================       ================

NET INCOME
    Alliance                            $         1,999         $          2,300         $           655
    SMT                                             905                    1,013                   1,645
                                        ------------------      ------------------       ----------------
       Combined                         $         2,904         $          3,313         $         2,300
                                        ==================      ==================       ================

         In connection with the new $70,000 tranche D term loan facility, the Company recorded an extraordinary loss of $2,297 (net of taxes of $1,458) associated with the write-off of unamortized deferred financing costs of $1,753 on SMT's existing indebtedness and $2,002 on Alliance's tranche C term loan facility.

         In connection with the SMT merger, the Company established a severance accrual of $2,095, an office lease termination accrual of $230, and a fixed asset disposal reserve of $241. All of the preceding amounts were charged to transaction related costs in May 1999 and were included in other accrued liabilities as of June 30, 1999.

         Three Rivers pays an annual management fee of $250 to Apollo and expects to continue to receive financial advisory services from Apollo on an ongoing basis.

3.       ACQUISITIONS

         On January 2, 1998, Canton Holding Corp., a wholly owned subsidiary of SMT, acquired all of the outstanding common stock of Mid American Imaging, Inc. ("MAI") and Dimensions Medical Group, Inc. ("DMG"). The acquisition was accounted for as a purchase and accordingly, the results of operations of MAI and DMG have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price consisted of approximately $10,400 in cash plus the assumption of approximately $5,100 in financing arrangements. The acquisition was primarily funded by an $11,500 borrowing on SMT's revolving loan facility that was also used to refinance approximately $843 of existing MAI and DMG indebtedness. The goodwill recorded as a result of this acquisition was approximately $10,000, which is being amortized using the straight-line method over 20 years.

         On March 12, 1998, the Company acquired Mobile Technology Inc. ("MTI"). The purchase price consisted of $58,300 for all of the equity interests in MTI, plus direct acquisition costs of approximately $2,000. In connection with the acquisition, the Company also refinanced $37,400 of MTI's outstanding debt and paid MTI direct transaction costs of $3,500. To finance these expenditures, the Company increased its existing term loan facility by $20,000 to provide total availability of $70,000, established a new $50,000 term loan facility and borrowed an aggregate of $90,000 thereunder, for which the Company incurred debt issuance costs of approximately $2,800. The Company also borrowed $5,400 under its revolving loan facility and used $8,500 of cash on hand at MTI to complete the financing requirements. The transaction has been accounted for as a purchase and, accordingly, the results of operations of MTI have been included in the Company's consolidated financial statements from the date of acquisition. The goodwill recorded as a result of this acquisition was approximately $29,974, which is being amortized on a straight-line basis over 20 years. Additionally, the Company assigned $67,200 of the purchase price to customer contracts and $2,870 of the purchase price to assembled work force. The amounts are being amortized on a straight-line basis over 20 and four years respectively. The allocation of the intangible assets acquired was based on an independent valuation study.

         On May 19, 1998, the Company acquired Medical Diagnostics, Inc. ("MDI"), a subsidiary of U.S. Diagnostic, Inc. The purchase price consisted of approximately $31,000 plus the assumption of approximately $7,400 in financing arrangements. The transaction has been accounted for as a purchase and, accordingly, the results of operations of MDI have been included in the Company's consolidated financial statements from the date of acquisition. The goodwill recorded as a result of this acquisition was $17,212, which is being amortized on a straight-line basis over 20 years. Additionally, the Company assigned $8,300 of the purchase price to customer contracts and $350 of the purchase price to assembled work force. The amounts are being amortized on a straight-line basis over 20 and four years respectively. The allocation of the intangible assets acquired was based on an independent valuation study.

         On August 17, 1998, SMT acquired all of the outstanding common stock of RIA Management Services, Inc. ("RIA"). The acquisition was accounted for as a purchase and, accordingly, the results of operations of RIA have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price consisted of approximately $2,100 in cash plus the assumption of approximately $1,100 in financing arrangements. The acquisition was primarily funded from operating cash on hand and a $1,000 borrowing on SMT's revolving loan facility. The goodwill recorded as a result of this acquisition was approximately $2,000, which is being amortized using the straight-line method over 20 years.

         On November 13, 1998, two wholly owned subsidiaries of the Company acquired all of the outstanding common stock of CuraCare, Inc. and all of the partnership interests in American Shared-CuraCare (collectively, "American Shared"). The purchase price consisted of approximately $13,377 plus the assumption of approximately $12,241 in financing arrangements. In connection with the acquisition, the Company also refinanced $13,130 of American Shared's outstanding debt. The transaction has been accounted for as a purchase and, accordingly, the results of operations of American Shared have been included in the Company's consolidated financial statements from the date of acquisition. The goodwill recorded as a result of this acquisition was approximately $26,446 which is being amortized on a straight-line basis over 20 years. Additionally, the Company assigned $3,300 of the purchase price to customer contracts and $690 of the purchase price to assembled work force which is being amortized on a straight-line basis over ten and four years respectively. The allocation of the intangible assets acquired was based on an independent valuation study.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Alliance Imaging, Inc. (the "Company") is a leading nationwide provider of diagnostic imaging and therapeutic services and the largest operator of state-of-the-art mobile diagnostic imaging systems and related outsourced radiology services in the United States. The Company's diagnostic imaging services include magnetic resonance imaging ("MRI"), computed axial tomography ("CT"), nuclear medicine single photon emission computed tomography ("SPECT") camera and ultrasound systems. The Company's therapeutic services include lithotripsy, brachytherapy and microwave thermotherapy systems. The Company primarily provides MRI and CT systems and services to hospitals and other health care providers on a mobile, shared user basis. The Company also provides dedicated, full-time MRI systems and services as well as full-service management of imaging operations for selected hospitals. The Company's MRI services include the provision of high technology imaging systems, technologists to operate the imaging systems, equipment maintenance and upgrades, the management of day-to-day operations, educational and marketing support, patient scheduling, billing and collection services, managed care contracting and professional liability coverage. The Company's services enable small to mid-size hospitals to gain access to advanced diagnostic imaging technology and related value-added services without making a substantial investment in equipment and personnel. The Company operates a fleet of 287 MRI systems and services 1,144 customers in 44 states as of June 30, 1999.

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

         Revenues from CT services, lithotripsy services, SPECT camera services, and other imaging services accounted for approximately 6% of the Company's revenues for the six months ended June 30, 1999.

SIGNIFICANT ACQUISITIONS AND OTHER TRANSACTIONS

         On December 18, 1997, after obtaining the approval of stockholders, the Company completed a series of transactions whereby the Company experienced an approximate 90% ownership change and became highly leveraged. These transactions (the "Recapitalization Merger"), which were accounted for as a leveraged recapitalization, resulted in an affiliate of Apollo Management, L.P. ("Apollo") obtaining ownership of approximately 83.6% of the Company's outstanding common stock.

         On May 13, 1999, the Company acquired all the outstanding common stock of Three Rivers Holding Corp. ("Three Rivers"), the parent corporation of SMT Health Services, Inc. ("SMT"), in a stock-for-stock merger (the "Merger"). The Company exchanged approximately 1.6 million shares of common stock for all the outstanding common shares of Three Rivers. At the time of the Merger, Three Rivers was wholly owned by affiliates of Apollo, which held approximately 82.6% of the Company's outstanding common stock. Accordingly, the Merger has been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. As such, the accompanying financial statements, footnotes, and management's discussion and analysis of financial condition and results of operations have been restated to include the assets, liabilities and operations of SMT from the date when both entities were under Apollo's control, which was December 18, 1997. As the operating results of SMT from December 18, 1997 through December 31, 1997 are not significant as compared to the operating results of the Company for the year ended December 31, 1997, the Company has chosen December 31, 1997 to be the effective date for giving accounting recognition to the combination.

         On January 2, 1998, Canton Holding Corp., a wholly owned subsidiary of SMT, acquired all of the outstanding common stock of Mid American Imaging, Inc. ("MAI") and Dimensions Medical Group, Inc. ("DMG"). The acquisition was accounted for as a purchase and accordingly, the results of operations of MAI and DMG have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price consisted of approximately $10.4 million in cash plus the assumption of approximately $5.1 million in financing arrangements. The acquisition was primarily funded by an $11.5 million borrowing on SMT's revolving loan facility that was also used to refinance approximately $0.8 million of existing MAI and DMG indebtedness. The goodwill recorded as a result of this acquisition was approximately $10.0 million, which is being amortized using the straight-line method over 20 years.

         On March 12, 1998, the Company acquired Mobile Technology Inc. ("MTI"), which management believes was the second largest provider of mobile MRI services in the United States, in a transaction accounted for as a purchase. The Company has included the operations of MTI in its consolidated financial statements from the date of acquisition. This acquisition added 68 MRI systems operating in 31 states, 3 CT systems, 9 lithotripsy systems, and 3 brachytherapy systems to the Company's equipment fleet. The purchase price consisted of $58.3 million for all of the equity interests in MTI plus direct acquisition costs of approximately $2.0 million. In connection with the acquisition, the Company also refinanced $37.4 million of MTI's outstanding debt and paid MTI direct transaction costs of $3.5 million. To finance these expenditures, the Company increased its then existing term loan facility by $20.0 million to provide total availability of $70.0 million, established a new $50.0 million term loan facility and borrowed an aggregate of $90.0 million thereunder, for which the Company incurred debt issuance costs of approximately $2.8 million. The Company also borrowed $5.4 million under its revolving loan facility and used $8.5 million of cash on hand at MTI to complete the financing requirements. The goodwill recorded as a result of this acquisition was approximately $30.0 million, which is being amortized on a straight-line basis over 20 years. Additionally, the Company assigned $67.2 million of the purchase price to customer contracts and $2.9 million of the purchase price to assembled work force. The amounts are being amortized on a straight-line basis over 20 and four years, respectively. The allocation of the intangible assets acquired was based on an independent valuation study.

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

         On August 17, 1998, SMT acquired all of the outstanding common stock of RIA Management Services, Inc. ("RIA"). The acquisition was accounted for as a purchase and, accordingly, the results of operations of RIA have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price consisted of approximately $2.1 million in cash plus the assumption of approximately $1.1 million in financing arrangements. The acquisition was primarily funded from operating cash on hand and a $1.0 million borrowing on SMT's revolving loan facility. The goodwill recorded as a result of this acquisition was approximately $2.0 million, which is being amortized using the straight-line method over 20 years.

         On November 13, 1998, two wholly owned subsidiaries of the Company acquired all of the outstanding common stock of CuraCare, Inc. and all of the partnership interests in American Shared-CuraCare (collectively, "American Shared"). The purchase price consisted of approximately $13.4 million in cash plus the assumption of approximately $12.2 million in financing arrangements. In connection with the acquisition, the Company also refinanced $13.1 million of American Shared's outstanding debt. The Company borrowed $30.0 million under a new tranche C term loan facility to finance the transaction. The transaction has been accounted for as a purchase and, accordingly, the results of operations of American Shared have been included in the Company's consolidated financial statements from the date of acquisition. The goodwill recorded as a result of this acquisition was approximately $26.4 million which is being amortized on a straight-line basis over 20 years. Additionally, the Company assigned $3.3 million of the purchase price to customer contracts and $0.7 million of the purchase price to assembled work force which is being amortized on a straight-line basis over ten and four years respectively. The allocation of the intangible assets acquired was based on an independent valuation study.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998 --Revenues for the six months ended June 30, 1999 were $156.0 million, an increase of $52.3 million, or 50.4%, over 1998, primarily due to the American Shared, MTI and MDI acquisitions. The remaining increase reflects higher scan-based MRI revenue, MRI revenue under fixed fee contracts and other revenue items (including revenue for other modalities). Overall, MRI revenue increased $48.9 million, as a result of a 52.0% increase in total scan volume partially offset by a 1.0% decrease in the average revenue realized per MRI scan. The average daily scan volume per MRI system increased 4.6% to 9.1 from
8.7 in the first six months of 1998. Management attributes the non-acquisition volume increase to the Company's continuing MRI systems upgrade program, which has enabled the Company to obtain new, long-term contracts from both existing and new customers, and to the continuing positive effect of marketing programs implemented in early 1997. Management believes the decrease in average revenue realized per scan is primarily the result of many customers achieving discount price levels in incremental scan volume. Other revenue increased $3.4 million, or 29.5% partly related to a $1.2 million increase in lithotripsy revenue associated with the MTI acquisition, as well as a $0.9 million increase in SPECT camera revenue associated with the American Shared acquisition. The remainder of the increase in other revenue was primarily due to an increase in revenue associated with other modalities.

         The Company operated 287 MRI systems at June 30, 1999 compared to 234 MRI systems at June 30, 1998. The increase was primarily a result of the American Shared acquisition.

         Operating expenses, excluding depreciation, totaled $71.5 million in the first six months of 1999, an increase of $24.8 million, or 53.1%, from the first six months of 1998. Payroll and related employee expenses increased $10.7 million, or 53.7%, primarily as a result of the American Shared, MTI and MDI acquisitions as well as an increase in the number of employees necessary to support new units in operation and increased scans per unit. Preventative maintenance and cryogen expense increased $4.8 million, or 56.7%, due to an increase in the number of systems in service and the expiration of warranties on an increased number of MRI systems. Equipment rental expense increased $1.5 million, or 29.2%, resulting from a higher number of leased MRI systems in operation.

         Depreciation expense during the first six months of 1999 totaled $22.8 million, an increase of $7.9 million, or 53.0% from the 1998 level principally due to a higher amount of depreciable assets associated with equipment additions and upgrades and equipment acquired through acquisitions. Amortization expense during the first six months of 1999 increased $3.0 million, or 69.8%, over the first six months of 1998 as a result of the acquisitions made during 1998.

         Selling, general and administrative expenses totaled $16.0 million in the first six months of 1999, an increase of $5.5 million, or 52.4%, from the same period in 1998. Payroll and related expenses increased $3.0 million, or 50.0%, primarily as a result of increased staffing levels necessary to support the Company's increased level of operations and increased employee compensation related to increased sales commissions. Bad debt expense increased $1.1 million primarily as a result of the growth in revenues and the application of the Company's more conservative bad debt reserve policy to the acquired MTI, MDI and American Shared operations.

         The transaction related costs for the first six months of 1999 primarily represent a severance accrual of $2.1 million, legal and professional services of $0.9 million, an office lease termination accrual of $0.2 million, and a fixed asset disposal reserve of $0.2 million recorded in connection with the Merger. The transaction related costs for the first six months of 1998 primarily represent a special non-recurring bonus paid in connection with the MTI acquisition.

         Interest expense of $23.4 million in the first six months of 1999 was $4.5 million, or 23.8%, higher than the first six months of 1998, as a result of higher average outstanding debt balances during 1999 as compared to 1998. This increase was primarily related to debt incurred in connection with the MTI, MDI, and American Shared acquisitions.

         An income tax provision of $4.9 million was recorded in the first six months of 1999. The effective tax rate decreased to 46.5% in 1999 from 53.2% in 1998 primarily as a result of non-deductible goodwill amortization expense comprising a smaller percentage of book pre-tax income in 1999.

         The Company's income before extraordinary loss was $5.7 million in the first six months of 1999 compared to income before extraordinary loss of $3.6 million in the first six months of 1998, an increase of $2.1 million, primarily attributable to the increase in revenues. The Company reported an extraordinary loss of $2.3 million in the first six months of 1999 on early extinguishment of debt related to the SMT debt refinancing compared to an extraordinary loss of $1.3 million in the first six months of 1998 on early extinguishment of debt related to the MTI debt refinancing. The earnings per common share calculations reflect preferred dividend requirements and financing fee accretion of $1.2 million in the first six months of 1999 and $1.1 million in the first six months of 1998.

QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998 -- Revenues for the quarter ended June 30, 1999 were $80.3 million, an increase of $18.2 million, or 29.3%, over 1998, primarily due to the American Shared and MDI acquisitions. The remaining increase reflects higher scan-based MRI revenue, MRI revenue under fixed fee contracts and other revenue items (including revenue for other modalities). Overall, MRI revenue increased $17.6 million, as a result of a 30.4% increase in total scan volume partially offset by a 0.9% decrease in the average revenue realized per MRI scan. The average daily scan volume per MRI system increased 2.2% to 9.2 from 9.0 in the second quarter of 1998. Management attributes the non-acquisition volume increase to the Company's continuing MRI systems upgrade program, which has enabled the Company to obtain new, long-term contracts from both existing and new customers, and to the continuing positive effect of marketing programs implemented in early 1997. Management believes the decrease in average revenue realized per scan is primarily the result of many customers achieving discount price levels in incremental scan volume. Other revenue increased $0.6 million, or 9.2% partly related to a $0.4 million increase in lithotripsy revenue, as well as a $0.5 million increase in SPECT camera revenue, offset by a decrease in other revenue primarily due to a decrease in revenue associated with other modalities.

         Operating expenses, excluding depreciation, totaled $36.0 million in the second quarter of 1999, an increase of $8.0 million, or 28.6%, from the second quarter of 1998. Payroll and related employee expenses increased $2.9 million, or 23.9%, primarily as a result of the American Shared and MDI acquisitions as well as an increase in the number of employees necessary to support new units in operation and increased scans per unit. Preventative maintenance and cryogen expense increased $1.9 million, or 38.9%, due to an increase in the number of systems in service and the expiration of warranties on an increased number of MRI systems. Equipment rental expense increased $0.7 million, or 23.4%, resulting from a higher number of leased MRI systems in operation.

         Depreciation expense during the second quarter of 1999 totaled $11.8 million, an increase of $3.5 million, or 42.2% from the 1998 level principally due to a higher amount of depreciable assets associated with equipment additions and upgrades and equipment acquired through acquisitions. Amortization expense during the second quarter of 1999 increased $1.0 million, or 37.0%, over the second quarter of 1998 as a result of the acquisitions made during 1998.

         Selling, general and administrative expenses totaled $8.1 million in the second quarter of 1999, an increase of $2.1 million, or 35.0%, from the same period in 1998. Payroll and related expenses increased $1.1 million, or 31.9%, primarily as a result of increased staffing levels necessary to support the Company's increased level of operations and increased employee compensation related to increased sales commissions. Bad debt expense increased $0.2 million primarily as a result of the growth in revenues and the application of the Company's more conservative bad debt reserve policy to the acquired MDI and American Shared operations.

         The transaction related costs for the first second quarter of 1999 primarily represent a severance accrual of $2.1 million, legal and professional services of $0.9 million, an office lease termination accrual of $0.2 million, and a fixed asset disposal reserve of $0.2 million recorded in connection with the Merger.

         Interest expense of $11.8 million in the second quarter of 1999 was $1.3 million, or 12.4%, higher than the second quarter of 1998, as a result of higher average outstanding debt balances during 1999 as compared to 1998. This increase was primarily related to debt incurred in connection with the MDI and American Shared acquisitions.

         An income tax provision of $2.1 million was recorded in the second quarter of 1999. The effective tax rate decreased to 43.6% in 1999 from 49.5% in 1998 primarily as a result of non-deductible goodwill amortization expense comprising a smaller percentage of book pre-tax income in 1999.

         The Company's income before extraordinary loss was $2.8 million in the second quarter of 1999 compared to net income of $3.3 million in the second quarter of 1998, a decrease of $0.5 million, primarily attributable to the increase in transaction related costs offset by an increase in revenues. The Company reported an extraordinary loss of $2.3 million in the second quarter of 1999 on early extinguishment of debt related to the SMT debt refinancing. The earnings per common share calculations reflect preferred dividend requirements and financing fee accretion of $0.6 million in the second quarter of 1999 and $0.5 million in the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generated cash of $33.5 million and $18.4 million from operating activities during the first six months of 1999 and 1998, respectively. Capital expenditures, consisting primarily of new equipment purchases, totaled $54.2 million and $30.9 million during the six months ended June 30, 1999 and 1998, respectively. Since January 1, 1999, the Company has purchased 28 MRI systems, including replacement systems. The Company expects to purchase additional equipment under binding commitments in 1999 and finance such purchases with the Company's Revolving Loan Facility.

         The Company's primary cash needs consist of capital expenditures and debt service. The Company incurs capital expenditures for the purposes of (i) providing routine upgrades of its MRI systems; (ii) replacing or making major upgrades to older, less advanced systems with new state-of-the-art systems; and (iii) purchasing new systems. The Company expects capital expenditures to be approximately $87.4 million in 1999, which primarily reflects the anticipated purchase of 45 new MRI systems, including replacement systems. The Company's decision to purchase a new system is typically predicated on obtaining new or extending existing customer contracts, which serve as the basis of demand for the new system.

         As a result of the Recapitalization Merger, the Company issued $185.0 million of Notes (consisting of $140.0 million Senior Subordinated Notes due 2005, bearing interest at the rate of 9 5/8% per annum; and $45.0 million Floating Interest Rate Subordinated Term Securities due 2005, bearing interest at a rate per annum equal to LIBOR plus 4.19%) which are payable semiannually, and require no principal repayments until maturity. The Company also entered into a $125.0 million Credit Agreement consisting of a $50.0 million Term Loan Facility and a $75.0 million Revolving Loan Facility, and carried over approximately $12.7 million of other obligations. Subsequent amendments to the Credit Agreement are described below.

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

         On September 24, 1998, the Company completed a $90.0 million expansion of its Credit Agreement. The transaction added a new $85.0 million Term Loan Facility under tranche C and increased the Revolving Loan Facility to $80.0 million ($46.4 million of which was funded at June 30, 1999). The increased Loan Facilities provided funds to complete the American Shared acquisition and also provided funds for future acquisitions and capital expenditures.

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

         On May 13, 1999, the Company acquired all the outstanding common stock of Three Rivers, the parent corporation of SMT, in a stock-for-stock merger. The Company exchanged approximately 1.6 million shares of common stock for all the outstanding common shares of Three Rivers. In connection with the Merger, the Company amended and restated its Credit Agreement to add a new $70.0 million tranche D term loan facility which was used to fund: repayment of SMT's existing indebtedness - $62.0 million; payment on the Company's revolving loan facility -$6.0 million; transaction costs charged to expense - $0.9 million; deferred financing costs - $0.7 million; and an increase in the Company's cash balance of $0.4 million.

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

YEAR 2000 COMPLIANCE

         The following disclosure is a Year 2000 readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act. The Company has implemented a process to address its Year 2000 compliance issues. The process includes: (i) an inventory and assessment of the compliance of essential systems and equipment of the Company and of Year 2000 mission critical suppliers, customers, and other third parties, (ii) the remediation of non-compliant systems and equipment, and (iii) contingency planning. The Company has completed its inventory of imaging and therapeutic systems and has completed approximately 90% of its inventory of information systems. The Company has identified its mission critical suppliers, customers and other third parties and has contacted these parties to assess their Year 2000 readiness plans and progress. In some cases, the Company may seek reasonable assurances with respect to Year 2000 compliance. During 1998, the Company purchased Year 2000 compliant financial reporting software which has been successfully implemented. As a result, the Company does not believe that its financial reporting, wholesale billing, or accounts receivable functions will be adversely affected by Year 2000 concerns. The cost of this software was approximately $1.0 million, including installation.

         The Company has also been working closely with the original equipment manufacturers ("OEMs") of its imaging and therapeutic systems to address Year 2000 concerns. Approximately 98% of the Company's imaging and therapeutic systems will be made compliant on a timely basis by the OEMs pursuant to the Company's existing maintenance contracts. The Company cannot currently estimate the additional costs that will be incurred to address Year 2000 concerns. The Company's analysis of its Year 2000 efforts are ongoing and its overall plan and cost estimations will continue to evolve as new information becomes available.

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

FORWARD-LOOKING STATEMENTS

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

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

                  On April 22, 1999 the Company's Board of Directors adopted the Company's 1999 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Board's action was subsequently ratified by the written consent of stockholders of a majority of the Company's outstanding common stock pursuant to Section 228 of the Delaware General Corporation Law.

                  Pursuant to the Directors' Plan, the Company has reserved for issuance options to acquire 50,000 shares of its common stock (representing less than 1% of the Company's outstanding shares of common stock on a fully diluted basis). Under the Directors' Plan, as of April 22, 1999 the Company granted to each of its non-employee directors options to acquire 2,000 shares of the Company's common stock. The current non-employee directors are (i) Robert H. Falk, (ii) Michael S. Gross, (iii) Joshua J. Harris, (iv) Anthony R. Ignaczak, (v) Robert A. Katz, (vi) Mark D. Klein and
(vii) Michael D. Weiner. In addition, under the Directors' Plan each non-employee director as of each subsequent April 22 shall be automatically granted an option under the Plan to purchase an additional 1,000 shares of the Company's common stock according to the terms of the Director's Plan, beginning on April 22, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit No.    Note    Description

         3.1             (5)    Form of Amended and Restated Certificate of
                                Incorporation of the Company.

         3.2             (9)    Certificate of Amendment of Certificate of
                                Incorporation, dated July 30, 1998.

         3.3            (10)    Certificate of Designations, Powers, Preferences
                                and Rights of Series F Preferred Stock, dated
                                December 18, 1997.

         3.4             (9)    Certificate of Amendment of Certificate
                                Designations, Powers, Preferences and Rights of
                                Series F Preferred Stock, dated July 30, 1998.

         3.5             (5)    By Laws of the Company, as amended.

         4.1             (5)    Form of Indenture for the 9 5/8% Senior
                                Subordinated Notes due 2005 and the Senior
                                Subordinated Floating Rate Notes due 2005
                                (including the Forms of Notes as Exhibits A and
                                B thereto) between the Company and IBJ Schroder
                                Bank & Trust Company, as trustee.

         4.2            (10)    First Supplemental Indenture between the
                                Company, various subsidiaries of the Company and IBJ Shroder, dated January 30, 1998.

         4.3            (10)    Second Supplemental Indenture between the
                                Company, various subsidiaries of the Company and IBJ Shroder, dated March 12, 1998.

         4.4            (10)    Third Supplemental Indenture between the
                                Company, various subsidiaries of the Company and IBJ Shroder, dated May 19, 1998.

         4.5            (10)    Fourth Supplemental Indenture between the
                                Company, various subsidiaries of the Company and IBJ Shroder, dated November 13, 1998.

          4.6            (12)   Fifth Supplemental Indenture between the
                                Company, various subsidiaries of the Company and
                                IBJ Whitehall Bank & Trust Company dated May 13,
                                1999

          4.7            (5)    Form of Guarantee of the Notes.

         10.1            (1)    Form of Indemnification Agreement between the
                                Company and its directors and/or officers.

         10.2            (4)    Amended and Restated 1991 Stock Option Plan of
                                the Company, including forms of agreement used thereunder.

         10.3            (8)    1997 Stock Option Plan of the Company, including
                                form of option agreement used thereunder.

         10.4           (13)    1999 Non-Employee Directors' Stock Option Plan,
                                including form of option agreement used
                                thereunder.

         10.5            (5)    Employment Agreement dated as of July 23, 1997
                                between the Company and Richard N. Zehner.

         10.6            (5)    Agreement Not to Compete dated as of July 23,
                                1997 among Newport Investment, LLC, the Company,
                                Richard N. Zehner and Vincent S. Pino.

         10.7            (7)    Amendment to Employment Agreement dated as of
                                July 23, 1997 between the Company and Richard N.
                                Zehner.

         10.8           (10)    Amendment to Employment Agreement dated as of
                                December 31, 1997 between the Company and
                                Richard N. Zehner.

         10.9           (10)    Second Amendment to Employment Agreement dated
                                as of February 5, 1998 between the Company and Richard N. Zehner.

         10.10           (5)    Employment Agreement dated as of July 23, 1997
                                between the Company and Vincent S. Pino.

         10.11           (7)    Amendment to Employment Agreement dated as of
                                July 23, 1997 between the Company and Vincent S.
                                Pino.

         10.12          (10)    Amendment to Employment Agreement dated as of
                                December 31, 1997 between the Company and
                                Vincent S. Pino.

         10.13          (10)    Second Amendment to Employment Agreement dated
                                as of February 5, 1998 between the Company and Vincent S. Pino.

         10.14           (8)    Employment Agreement dated as of January 19,
                                1998 between the Company and Kenneth S. Ord.

         10.15           (8)    Agreement Not to Compete dated as of January 19,
                                1998 between the Company and Kenneth S. Ord.

         10.16           (2)    Employment Agreement dated as of September 9,
                                1993 between the Company and Terry A. Andrues.

         10.17           (2)    Employment Agreement dated as of June 6, 1994
                                between the Company and Cheryl A. Ford.

         10.18           (2)    Employment Agreement dated as of September 9,
                                1993 between the Company and Jay A. Mericle.

         10.19           (2)    Employment Agreement dated as of June 6, 1994
                                between the Company and Neil M. Cullinan.

         10.20          (10)    Agreement Not to Compete dated as of April 29,
                                1998 between the Company and Raymond M. Almieri.

         10.21          (10)    Employment Agreement dated as of April 29, 1998
                                between the Company and Raymond M. Almieri.

         10.22          (10)    Employment Agreement dated as of April 29, 1998
                                between the Company and Russell D. Phillips, Jr.

         10.23          (10)    Agreement Not to Compete dated as of April 29,
                                1998 between the Company and Russell D.
                                Phillips, Jr.

         10.24           (3)    Employment Agreement dated as of July 7, 1995
                                between the Company and Michael W. Grismer.

         10.25           (6)    Agreement and Plan of Merger dated as of January
                                13, 1998 relating to the acquisition of Mobile
                                Technology Inc.

         10.26           (8)    Securities Purchase Agreement dated as of March
                                12, 1998 relating to the acquisition of American
                                Shared-CuraCare and CuraCare, Inc.

         10.27           (8)    Stock Purchase Agreement dated as of March 30,
                                1998 among the Company, US Diagnostic, Inc. and
                                Medical Diagnostics, Inc.

         10.28          (11)    Agreement and Plan of Merger dated as of April
                                14, 1999 among the Company and Three Rivers
                                Holding Corp.

         10.29          (12)    Amended and Restated Credit Agreement dated May
                                13, 1999 among the Company, Various Lending
                                Institutions, Salomon Brothers Holding Company
                                Inc. and Bankers Trust Company

         10.30          (12)    Amendment No. 1 dated May 13, 1999 to the
                                Registration Rights Agreement dated December 18,
                                1997 between the Company and Newport Investment
                                LLC

         27.1           (13)    Financial Data Schedule.

---------------------

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

(11) Incorporated by reference to exhibits filed in response to Item 7, "Exhibits" of the Company's Form 8-K Current Report dated April 16, 1999.

(12) Incorporated by reference to exhibits filed in response to Item 7, "Exhibits" of the Company's Form 8-K Current Report dated May 24, 1999.

(13)     Filed herewith.


         (b) Reports on Form 8-K in the second quarter of 1999:

             On April 16, 1999, the Registrant filed a report on Form 8-K announcing that it had signed a definitive Agreement and Plan of Merger (the "Merger Agreement") to acquire all of the outstanding common stock of Three Rivers Holding Corp., parent corporation of SMT Health Services Inc., in a stock-for-stock merger.

             On May 24, 1999, the Registrant filed a report on Form 8-K announcing that on May 13, 1999 it had consummated the transactions contemplated by the Merger Agreement pursuant to which the Registrant acquired all of the outstanding common stock of Three Rivers Holding Corp., parent corporation of SMT Health Services Inc., in a stock-for-stock merger.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ALLIANCE IMAGING, INC.



August 12, 1999                   By: /S/ Richard N. Zehner
                                      ------------------------------------------
                                          Richard N. Zehner
                                          Chairman of the Board of Directors and
                                          Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 12, 1999.

              Signature                         Title
              ---------                         -----

   /S/ Richard N. Zehner
   -----------------------------     Chairman of the Board of Directors and
       Richard N. Zehner             Chief Executive Officer
                                     (Principal Executive Officer)

   /S/ Kenneth S. Ord
   -----------------------------     Executive Vice President and
       Kenneth S. Ord                Chief Financial Officer
                                     (Principal Financial Officer)