Form 10-Q
period 2001-06-30
ALLIANCE IMAGING INC /DE/
filed 2001-08-14
CIK 817135

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2001
Commission File Number: 1-16609

ALLIANCE IMAGING, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization	33-0239910 (IRS Employer Identification Number)

1065 PacifiCenter Drive
Suite 200
Anaheim, California 92806
(Address of principal executive office)

(714) 688-7100
Registrant's telephone number, including area code

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /x/

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2001:

Common Stock, $.01 par value, 47,437,180 shares

ALLIANCE IMAGING, INC.
FORM 10-Q
June 30, 2001
Index

Page
PART I—FINANCIAL INFORMATION
Item 1—Financial Statements:
Condensed Consolidated Balance Sheets-December 31, 2000 and June 30, 2001 (Unaudited)	3
Condensed Consolidated Statements of Income-Three and six months ended June 30, 2000 and 2001 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows-Six months ended June 30, 2000 and 2001 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3—Quantitative and Qualitative Disclosures About Market Risk	17
PART II—OTHER INFORMATION
Item 1—Legal Proceedings	17
Item 2—Changes in Securities and Use of Proceeds	18
Item 3—Defaults Upon Senior Securities	18
Item 4—Submission of Matters to a Vote of Security Holders	18
Item 5—Other Information	18
Item 6—Exhibits and Reports on Form 8-K	18
SIGNATURES	21
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2000	June 30, 2001
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,971	$6,961
Accounts receivable, net of allowance for doubtful accounts	49,973	50,337
Deferred income taxes	3,085	3,085
Prepaid expenses	1,874	2,590
Other receivables	4,189	2,784

Total current assets	72,092	65,757
Equipment, at cost	506,735	540,985
Less accumulated depreciation	(176,939)	(204,209)

	329,796	336,776
Goodwill	151,981	147,389
Other intangibles	69,450	66,801
Deferred financing costs	14,104	18,746
Deposits and other assets	8,737	14,669

Total assets	$646,160	$650,138

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$11,980	$7,407
Accrued compensation and related expenses	8,776	8,967
Accrued interest payable	14,412	9,300
Other accrued liabilities	23,188	23,842
Current portion of long-term debt	15,863	16,067

Total current liabilities	74,219	65,583
Long-term debt, net of current portion	483,126	492,669
Senior subordinated credit facility due to affiliate	260,000	—
Senior subordinated notes	—	260,000
Minority interests	702	1,614
Deferred income taxes	31,922	31,922

Total liabilities	849,969	851,788
Contingencies (Note 8)
Stockholders' deficit:
Common stock	381	381
Additional paid-in deficit	(137,575)	(137,438)
Note receivable from officer	(300)	(300)
Accumulated deficit	(66,315)	(64,293)

Total stockholders' deficit	(203,809)	(201,650)

Total liabilities and stockholders' deficit	$646,160	$650,138

See accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	2001	2000	2001
Revenues	$86,899	$93,404	$171,221	$184,661
Costs and expenses:
Operating expenses, excluding depreciation	37,126	39,605	73,773	79,458
Selling, general and administrative expenses	8,672	11,144	17,912	22,212
Depreciation expense	13,341	15,764	26,062	31,170
Amortization expense, primarily goodwill	3,596	3,634	7,194	7,241
Recapitalization, merger integration, and regulatory costs	2,485	—	2,821	—
Interest expense, net of interest income	18,838	17,690	37,771	36,539

Total costs and expenses	84,058	87,837	165,533	176,620

Income before income taxes and extraordinary loss	2,841	5,567	5,688	8,041
Provision for income taxes	1,421	2,542	2,844	3,779

Income before extraordinary loss	1,420	3,025	2,844	4,262
Extraordinary loss, net of taxes	—	(2,240)	—	(2,240)

Net income	$1,420	$785	$2,844	$2,022

Earnings per common share:
Income before extraordinary loss	$0.04	$0.08	$0.07	$0.11
Extraordinary loss, net of taxes	—	(0.06)	—	(0.06)

Net income per common share	$0.04	$0.02	$0.07	$0.05

Earnings per common share—assuming dilution:
Income before extraordinary loss	$0.04	$0.07	$0.07	$0.10
Extraordinary loss, net of taxes	—	(0.05)	—	(0.05)

Net income per common share—assuming dilution	$0.04	$0.02	$0.07	$0.05

Weighted average number of shares of common stock and common stock equivalents:
Basic	37,989	38,075	37,989	38,077
Diluted	39,485	40,869	39,487	40,678

See accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2000	2001
Operating activities:
Net income	$2,844	$2,022
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss, net of taxes	—	2,240
Provision for doubtful accounts	1,128	2,924
Non-cash stock-based compensation	—	392
Depreciation and amortization	33,256	38,411
Amortization of deferred financing costs	1,242	1,224
Distributions in excess of equity in undistributed income of investee	(145)	(291)
Gain (loss) on sale of equipment	(46)	389
Changes in operating assets and liabilities:
Accounts receivable, net	(4,525)	(2,830)
Prepaid expenses	(110)	(716)
Other receivables	(1,191)	1,295
Other assets	(1,720)	(676)
Accounts payable	(760)	(4,612)
Accrued compensation and related expenses	109	191
Accrued interest payable	7,657	(5,112)
Other accrued liabilities	2,022	545
Minority interests	137	523

Net cash provided by operating activities	39,898	35,919
Investing activities:
Equipment purchases	(55,511)	(30,281)
Decrease (increase) in deposits on equipment	12,122	(5,094)
Proceeds from sale of equipment	129	199

Net cash used in investing activities	(43,260)	(35,176)
Financing activities:
Principal payments on equipment debt	(7,008)	(5,457)
Proceeds from equipment debt	879	—
Principal payments on revolving loan facility	—	(18,000)
Proceeds from revolving loan facility	23,000	25,000
Proceeds from senior subordinated notes	—	260,000
Payments on senior subordinated credit facility	—	(260,000)
Payments of debt issuance costs	—	(8,172)
Proceeds from exercise of employee stock options	—	22
Repurchase and cancellation of common stock	—	(146)

Net cash provided by (used in) financing activities	16,871	(6,753)
Net increase (decrease) in cash and cash equivalents	13,509	(6,010)
Cash and cash equivalents, beginning of period	4,804	12,971

Cash and cash equivalents, end of period	$18,313	$6,961

Supplemental disclosure of cash flow information:
Interest paid	$29,198	$40,770
Income taxes paid, net of refunds	393	11
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$3,265	$105
Capital lease obligations assumed for the purchase of equipment	—	5,499

See accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001
(Unaudited)
(dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates

    Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2000. Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation.

    Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all majority owned subsidiaries over which the Company exercises control, and for which control is other than temporary. Intercompany transactions have been eliminated. Investments in non-consolidated affiliates (20-50 percent-owned companies and majority owned subsidiaries over which the Company does not possess control) are accounted for under the equity method.

    Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Common Stock Split

    On June 30, 2001, in connection with the initial public offering of the Company's common stock, the Company's Board of Directors and its majority shareholder authorized a ten-for-one stock split which was effectuated July 6, 2001. As a result of the stock split, the accompanying consolidated financial statements reflect an increase in the number of outstanding shares of common stock and the transfer of the par value of these additional shares from additional paid-in deficit. All share and per share amounts have been restated to reflect the retroactive effect of the stock split for all periods presented.

3. Recent Accounting Pronouncements

    Derivative Instruments and Hedging Activities—Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities," as amended ("SFAS 133"). This statement establishes a new model for accounting for derivatives and hedging activities. Under SFAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company currently does not have any derivative instruments which require fair value measurement under SFAS 133 and, accordingly, the effect of the adoption did not have a material impact on its results of operations or financial position.

    Business Combinations—In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The Company does not believe the adoption of SFAS 141 will have a significant impact on its financial position and results of operations.

    Goodwill and Other Intangible Assets—In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 is effective January 1, 2002 and requires goodwill and certain intangible assets to remain on the balance sheet and not be amortized. On an annual basis, or when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is currently evaluating the provisions of SFAS 142 and has not yet determined the impact on the Company's financial position and results of operations.

4. Other Accrued Liabilities

    Other accrued liabilities consisted of the following:

	December 31, 2000	June 30, 2001
Accrued systems rental and maintenance costs	$4,092	$3,741
Accrued site rental fees	1,015	1,124
Accrued taxes payable	7,978	10,809
Accrued regulatory costs	4,350	1,796
Accrued severance and related costs	1,116	256
Other accrued expenses	4,637	6,116

Total	$23,188	$23,842

5. Long-Term Debt

    Long-term debt consisted of the following:

	December 31, 2000	June 30, 2001
Term loan facility	$466,000	$466,000
Senior subordinated credit facility due to affiliate	260,000	—
Senior subordinated notes	—	260,000
Revolving loan facility	18,000	25,000
Equipment debt	14,989	17,736

Long-term debt, including current portion	758,989	768,736
Less current portion	15,863	16,067

Long-term debt	$743,126	$752,669

    In April 2001, the Company issued $260,000 of its 10 3/8% Senior Subordinated Notes due 2011 (the "Private Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, and used the proceeds to repay its senior subordinated credit facility. The Private Notes contain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and restrictive payments. The Private Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior debt including bank debt. In connection with this transaction, the Company recorded an extraordinary loss of $2,240, net of income tax benefit, on early extinguishment of debt.

6. Stock Options

    On June 20, 2001, the Company's compensation committee authorized the Company to amend the option agreements under its 1999 Equity Plan to reduce the performance targets for the performance options. One-half of the options granted under the 1999 Equity Plan are "performance options." These options vest on the eighth anniversary of the grant date if the option holder is still an employee, but the vesting accelerates if the Company meets the operating performance targets specified in the option agreements. As a result of the amendment, if the Company achieves the reduced performance targets but does not achieve the original performance targets, and an option holder terminates employment and exercises their options prior to the eighth anniversary of the option grant date, the Company would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option's exercise price. Management estimates that the Company could incur between $4,000 and $7,000 in the aggregate of these non-cash stock-based compensation charges over the next four years. These charges, however, may not be evenly distributed over each of those four years or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees.

7. Earnings Per Common Share

    The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	2001	2000	2001
Numerator:
Income before extraordinary loss	$1,420	$3,025	$2,844	$4,262
Extraordinary loss, net of taxes	—	(2,240)	—	(2,240)

Net income	$1,420	$785	$2,844	$2,022

Denominator:
Denominator for basic earnings per share—weighted-average shares	37,989	38,075	37,989	38,077
Effect of dilutive securities:
Employee stock options	1,496	2,794	1,498	2,601

Denominator for diluted earnings per share—adjusted weighted-average shares	39,485	40,869	39,487	40,678

Earnings per common share:
Income before extraordinary loss	$0.04	$0.08	$0.07	$0.11
Extraordinary loss, net of taxes	—	(0.06)	—	(0.06)

Net income per common share	$0.04	$0.02	$0.07	$0.05

Earnings per common share—assuming dilution:
Income before extraordinary loss	$0.04	$0.07	$0.07	$0.10
Extraordinary loss, net of taxes	—	(0.05)	—	(0.05)

Net income per common share—assuming dilution	$0.04	$0.02	$0.07	$0.05

8. Contingencies

    In late 1999, the Company identified potential deficiencies in certain billing processes at one of its retail billing locations. In order to quantify the effect of these deficiencies, the Company conducted a review of the billing process for the preceding five-year period. As a result of this issue, the Company has accrued $4,350 for probable settlement of these issues, of which $1,796 was still accrued in other accrued liabilities at June 30, 2001. While actual results could vary significantly from such settlement, management believes that the resolution of any billing processes will not have a material adverse effect on the Company's results of operations or consolidated financial position.

    The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its results of operations or consolidated financial position.

9. Subsequent Event

    On July 30, 2001, the Company completed its offer to exchange its 10 3/8% Senior Subordinated Notes due 2011, which have been registered under the Securities Act of 1933, as amended (the "Exchange Notes"), for all of its outstanding Private Notes. The terms of the Exchange Notes are substantially identical to the Private Notes, except for the elimination of some transfer restrictions, registration rights and liquidated damages provisions relating to the Private Notes. The Company did not receive any proceeds from the exchange offer.

    On August 1, 2001, the Company completed an initial public offering of 9,375,000 shares of its common stock priced at $13 per share. The Company used the net proceeds of approximately $111,000, after deducting underwriting discounts, commissions and estimated offering expenses, to repay existing debt.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    We are a leading national provider of outsourced diagnostic imaging services, with 90% of our revenues for the first six months of 2001 derived from magnetic resonance imaging, or MRI. We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a mobile, shared-service basis. Our services normally include the use of our imaging or therapeutic systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day operations. We had 391 diagnostic imaging and therapeutic systems, including 326 MRI systems, and 1,227 clients in 42 states at June 30, 2001.

    Approximately 90% of our revenues for the six months ended June 30, 2001 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients' receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. These contracts, which are usually three to five years in length, are typically non-cancelable by our clients and often contain automatic renewal provisions. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided.

    Approximately 10% of our revenues for the six months ended June 30, 2001 were generated by providing services directly to patients from our sites located at or near hospital or other healthcare provider facilities, which we refer to as retail revenues. Our revenue from these sites is generated from direct billings to patients or their third-party payors, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

    The principal components of our operating costs, excluding depreciation, are compensation paid to technologists and drivers, annual system maintenance costs, transportation and travel costs, and system rental costs. Because a majority of these expenses are fixed, increased revenue as a result of higher scan volumes per system significantly improves our margins, while lower scan volumes result in lower margins.

    The principal components of selling, general and administrative expenses are sales force compensation, marketing costs, business development expenses, corporate overhead costs and our provision for doubtful accounts. In addition, charges for non-cash stock-based compensation are also included in selling, general and administrative expenses. For the six months ended June 30, 2001, we recorded $0.4 million in non-cash stock-based compensation as a result of grants of options to purchase our common stock at an exercise price below its deemed value and will record an additional $3.0 million in charges over the next eight years as a result of these grants.

    Additionally, one-half of the options granted under our 1999 Equity Plan are "performance options." These options vest on the eighth anniversary of the grant date if the option holder is still our employee, but the vesting accelerates if we meet the operating performance targets specified in the option agreements. On June 20, 2001, our compensation committee authorized us to enter into amended option agreements to reduce the performance targets for the performance options. As a result, if we achieve the reduced performance targets but do not achieve the original performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, we would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option's exercise price. We estimate that we could incur between $4 million and $7 million in the aggregate of these non-cash stock-based compensation charges over the next four years. These charges, however, may not be evenly distributed over each of those four years or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees.

    Over the past five years, we have increased revenue through acquisitions, increased scan volumes at existing client sites, and added new clients. During this same period, the growth rate of our adjusted EBITDA (earnings before income taxes, depreciation, amortization, net interest expense, recapitalization costs, merger integration costs, regulatory costs, separation and related costs, non-cash stock-based compensation, and extraordinary items) has exceeded the growth rate of revenue primarily as a result of spreading our fixed costs over a larger revenue base, implementing cost reduction and containment measures, and converting leased MRI systems obtained through acquisitions to owned MRI systems. In the second half of 2000, we added a substantial amount of infrastructure and upgraded our information systems in anticipation of supporting our future growth rate which increased our selling, general and administrative expenses as a percentage of revenue for the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

Seasonality

    We experience seasonality in the revenues and margins generated for our services. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue is affected primarily by fewer calendar days and inclement weather, the results of which are fewer patient scans during the period. Fourth quarter revenue is affected primarily by holiday and client and patient vacation schedules and inclement weather, the results of which are fewer patient scans during the period. The variability in margins is higher than the variability in revenues due to the fixed nature of our costs.

Acquisition

    On November 1, 2000, we acquired all of the outstanding common stock of Southeast Arizona, Inc. and a mobile MRI system from one of its affiliates. The aggregate purchase price was $4.1 million. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Southeast Arizona have been included in our consolidated financial statements from the date of acquisition.

Results of Operations

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

    Revenue increased $6.5 million, or 7.5%, to $93.4 million in the second quarter of 2001 compared to $86.9 million in the second quarter of 2000 primarily due to higher scan-based MRI revenue and an increase in revenue from other modalities. Overall, scan-based MRI revenue for the quarter ended June 30, 2001 increased $4.1 million, or 5.5%, compared to the quarter ended June 30, 2000 primarily as a result of a 7.9% increase in our MRI scan volume. We attribute this increase to the increase in the number of scans for existing clients primarily as a result of additional scan-based systems in operation and an increase in average daily scan volume per MRI system. The average daily scan volume per MRI system increased to 9.8 in the second quarter of 2001 from 9.5 in the second quarter of 2000. The increase in scan-based revenue was partially offset by a 2.1% decrease in average price per MRI scan. The decrease in average price realized per scan is primarily the result of clients achieving contractual discounted price levels on incremental scan volume, our granting price reductions to certain clients, and an increase in wholesale revenue compared to retail revenue (which has a higher per-scan price as a percentage of total MRI revenue). Fixed-fee MRI revenue increased $0.4 million, or 7.3%, due to an increase in short and long-term fixed-fee system rental contracts. Additionally, other revenue increased $2.0 million, or 26.3%, primarily due to an increase in positron emission tomography, or PET, revenue.

    We had 326 MRI systems at June 30, 2001 compared to 305 MRI systems at June 30, 2000. The increase was primarily a result of planned system additions to satisfy client demand.

    Operating expenses, excluding depreciation, increased $2.5 million, or 6.7%, to $39.6 million in the second quarter of 2001 compared to $37.1 million in the second quarter of 2000. Payroll and related employee expenses increased $1.4 million, or 7.5%, primarily as a result of an increase in the number of employees necessary to support new systems in operation and an increase in technologists' wages. System maintenance expense increased $1.0 million, or 13.3%, primarily due to an increase in the number of systems coming off warranty. Medical supplies increased $0.5 million, or 36.3%, primarily as a result of an increase in radiopharmaceutical expenses associated with PET. Equipment rental expense decreased $1.2 million, or 30.9%, resulting from a lower number of leased MRI systems and transportation units in operation. Expenses incurred under management agreements increased $0.3 million, or 29.5%. All other operating expenses, excluding depreciation, increased $0.5 million, or 10.1%, primarily due to an increase in the number of systems in operation and an increase in scan volume. Operating expenses, excluding depreciation, as a percentage of revenue, decreased to 42.4% in the second quarter of 2001 from 42.7% in the second quarter of 2000 as a result of the factors described above.

    Selling, general and administrative expenses increased $2.4 million, or 27.6%, to $11.1 million in the second quarter of 2001 compared to $8.7 million in the second quarter of 2000. Payroll and related employee expenses increased $1.7 million, or 32.8%, primarily due to increased staffing levels primarily in the areas of patient billing and scheduling, information services, corporate development, human resources and legal. The provision for doubtful accounts increased by $0.3 million primarily as a result of the growth in revenue. Also, we recorded a $0.3 million charge for non-cash stock-based compensation in the second quarter of 2001. All other selling, general and administrative expenses increased $0.1 million. Selling, general and administrative expenses as a percentage of revenue increased to 11.9% in the second quarter of 2001 from 10.0% in the second quarter of 2000 as a result of the factors described above.

    Depreciation expense increased $2.5 million, or 18.8%, to $15.8 million in the second quarter of 2001 compared to $13.3 million in the second quarter of 2000 principally due to a higher amount of depreciable assets associated with system additions and upgrades.

    Amortization expense, primarily related to goodwill, totaled $3.6 million in the second quarter of 2001 and 2000.

    Interest expense, net, decreased $1.1 million, or 5.9%, to $17.7 million in the second quarter of 2001 compared to $18.8 million in the second quarter of 2000, primarily as a result of lower average interest rates and a decrease in amortization of deferred financing costs for the second quarter of 2001 compared to the corresponding period in 2000. These factors were partially offset by higher average outstanding debt balances during the second quarter of 2001 as compared to the second quarter of 2000.

    Provision for income taxes in the second quarter of 2001 was $2.5 million, resulting in an effective tax rate of 45.7%. Our effective tax rate was higher than statutory rates primarily as a result of non-deductible goodwill and state income taxes. Provision for income taxes in the second quarter of 2000 was $1.4 million, resulting in an effective tax rate of 50.0%. Our effective tax rate was higher than statutory rates primarily as a result of non-deductible goodwill and state income taxes.

    During the second quarter of 2001, we recorded a $2.2 million extraordinary loss on the early extinguishment of debt related to the repayment of our senior subordinated credit facility using the proceeds from the issuance of our $260.0 million senior subordinated notes.

    Our net income was $0.8 million, or $0.02 per share, in the second quarter of 2001 compared to net income of $1.4 million, or $0.04 per share in the second quarter of 2000.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

    Revenue increased $13.5 million, or 7.9%, to $184.7 million for the six months ended June 30, 2001 compared to $171.2 million for the six months ended June 30, 2000 primarily due to higher scan-based MRI revenue and an increase in revenue from other modalities. Overall, scan-based MRI revenue for the six months ended June 30, 2001 increased $9.3 million, or 6.4%, compared to the six months ended June 30, 2000 primarily as a result of a 9.1% increase in our MRI scan volume. We attribute this increase to the increase in the number of scans for existing clients primarily as a result of additional scan-based systems in operation and an increase in average daily scan volume per MRI system. The average daily scan volume per MRI system increased to 9.7 for the six months ended June 30, 2001 from 9.4 for the six months ended June 30, 2000. The increase in scan-based revenue was partially offset by a 2.3% decrease in average price per MRI scan. The decrease in average price realized per scan is primarily the result of clients achieving contractual discounted price levels on incremental scan volume, our granting price reductions to certain clients, and an increase in wholesale revenue compared to retail revenue (which has a higher per-scan price as a percentage of total MRI revenue). Fixed-fee MRI revenue increased $0.6 million, or 5.6%, due to an increase in short and long-term fixed-fee system rental contracts. Additionally, other revenue increased $3.6 million, or 22.7%, primarily due to an increase in positron emission tomography, or PET, revenue.

    Operating expenses, excluding depreciation, increased $5.7 million, or 7.7%, to $79.5 million for the six months ended June 30, 2001 compared to $73.8 million for the six months ended June 30, 2000. Payroll and related employee expenses increased $3.4 million, or 9.1%, primarily as a result of an increase in the number of employees necessary to support new systems in operation and an increase in technologists' wages. System maintenance expense increased $2.0 million, or 13.0%, primarily due to an increase in the number of systems coming off warranty. Medical supplies increased $0.8 million, or 33.5%, primarily as a result of an increase in radiopharmaceutical expenses associated with PET. Equipment rental expense decreased $2.2 million, or 27.5%, resulting from a lower number of leased MRI systems and transportation units in operation. Expenses incurred under management agreements increased $0.6 million, or 29.1%. All other operating expenses, excluding depreciation, increased $1.1 million, or 11.7%, primarily due to an increase in the number of systems in operation and an increase in scan volume. Operating expenses, excluding depreciation, as a percentage of revenue, decreased to 43.0% for the six months ended June 30, 2001 from 43.1% for the six months ended June 30, 2000 as a result of the factors described above.

    Selling, general and administrative expenses increased $4.3 million, or 24.0%, to $22.2 million for the six months ended June 30, 2001 compared to $17.9 million for the six months ended June 30, 2000. Payroll and related employee expenses increased $2.8 million, or 26.8%, primarily due to increased staffing levels primarily in the areas of patient billing and scheduling, information services, corporate development, human resources and legal. Professional service expenses increased $0.5 million, or 53.6%, primarily as a result of increased consulting costs for information services, sales, and finance. The provision for doubtful accounts increased by $0.2 million primarily as a result of the growth in revenue. Also, we recorded a $0.4 million charge for non-cash stock-based compensation for the six months ended June 30, 2001. All other selling, general and administrative expenses increased $0.4 million. Selling, general and administrative expenses as a percentage of revenue increased to 12.0% for the six months ended June 30, 2001 from 10.5% for the six months ended June 30, 2000 as a result of the factors described above.

    Depreciation expense increased $5.1 million, or 19.5%, to $31.2 million for the six months ended June 30, 2001 compared to $26.1 million for the six months ended June 30, 2000 principally due to a higher amount of depreciable assets associated with system additions and upgrades.

    Amortization expense, primarily related to goodwill, totaled $7.2 million for the six months ended June 30, 2001 and 2000.

    Interest expense, net, decreased $1.3 million, or 3.4%, to $36.5 million for the six months ended June 30, 2001 compared to $37.8 million for the six months ended June 30, 2000, primarily as a result of lower average interest rates and a decrease in amortization of deferred financing costs for the six months ended June 30, 2001 compared to the corresponding period in 2000. These factors were partially offset by higher average outstanding debt balances during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

    Provision for income taxes for the six months ended June 30, 2001 was $3.8 million, resulting in an effective tax rate of 47.0%. Our effective tax rate was higher than statutory rates primarily as a result of non-deductible goodwill and state income taxes. Provision for income taxes for the six months ended June 30, 2000 was $2.8 million, resulting in an effective tax rate of 50.0%. Our effective tax rate was higher than statutory rates primarily as a result of non-deductible goodwill and state income taxes.

    For the six months ended June 30, 2001, we recorded a $2.2 million extraordinary loss on the early extinguishment of debt related to the repayment of our senior subordinated credit facility using the proceeds from the issuance of our $260.0 million senior subordinated notes.

    Our net income was $2.0 million, or $0.05 per share, for the six months ended June 30, 2001 compared to net income of $2.8 million, or $0.07 per share for the six months ended June 30, 2000.

Liquidity and Capital Resources

    We generated cash of $35.9 million and $39.9 million from operating activities for the six months ended June 30, 2001 and 2000, respectively. We used cash of $35.2 million and $43.3 million for investing activities for the six months ended June 30, 2001 and 2000, respectively. We incur capital expenditures for the purposes of:

  •
  purchasing new systems;

  •
  replacing less advanced systems with new systems;

  •
  providing upgrades of our MRI systems and upgrading our corporate infrastructure for future growth; and

  •
  purchasing systems upon termination of operating leases.

    Capital expenditures totaled $30.3 million during the six months ended June 30, 2001. Capital expenditures totaled $55.5 million during the six months ended June 30, 2000. During the six months ended June 30, 2001, we purchased 14 MRI systems, including replacement systems. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2001 and finance substantially all of these purchases with our available cash, cash from operating activities and our revolving line of credit. We expect capital expenditures to total approximately $75 to $80 million in 2001.

    In connection with the November 1999 acquisition of Alliance by an affiliate of Kohlberg Kravis & Roberts Co., L.P., or KKR, we entered into a $616.0 million credit agreement and also entered into a $260.0 million senior subordinated credit facility agreement with KKR. The credit agreement contains restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, capital expenditures and prepayments of other indebtedness. Additionally, the credit agreement contains financial covenants which require a minimum interest coverage ratio of 1.5 to 1.0 as well as a maximum leverage ratio of 6.0 to 1.0. As of June 30, 2001, we are in compliance with all covenants contained in our credit agreement.

    In April 2001, we issued $260,000 of our 10 3/8% Senior Subordinated Notes due 2011 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, and used the proceeds to repay our senior subordinated credit facility. The notes contain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and restrictive payments. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior debt including bank debt. As of June 30, 2001, we are in compliance with all covenants contained in our senior subordinated notes.

    We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with other available sources of liquidity, including borrowings available under our revolving loan facility, will be sufficient over the next year to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due under our credit agreement.

  Forward-Looking Statements

    Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly in the section entitled "Liquidity and Capital Resources," and elsewhere in this quarterly report on Form 10-Q, are forward-looking statements. Statements in this quarterly report on Form 10-Q which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as results of operations and financial condition, the consummation of acquisitions and financing transactions and the effect of such transactions on the Company's business and the Company's plans and objectives for future operations and expansion are examples of forward-looking statements. In some cases you can identify these statements by forward-looking words like "may," "will," "should," "expect," "anticipate," "believe," "estimate," "predict," "continue" or similar words. These forward-looking statements are subject to risks and uncertainties which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. These risks and uncertainties include factors affecting our leverage, including fluctuations in interest rates, our ability to incur financing, the effect of operating and financial restrictions in our debt instruments, the accuracy of our estimates regarding our capital requirements, the effect of intense levels of competition in our industry, changes in the healthcare regulatory environment, our ability to keep pace with technological developments within our industry, and other risks and uncertainties, including those enumerated and described in our filings with the Securities and Exchange Commission. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. Actual results may materially differ from anticipated results described in these statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We sell our services exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

    Our interest expense is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our indebtedness has interest rates which are variable. The recorded carrying amount of our long-term debt approximates fair value as these borrowings have variable rates that reflect currently available terms and conditions for similar debt.

    Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in short-term instruments. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short-term maturities.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In late 1999, we identified through a self-audit possible errors in billing Medicare claims in Massachusetts, and we conducted a Medicare claims audit of our Massachusetts retail billing operations for the preceding five-year period. Upon completion of that audit and in the first part of 2000, we disclosed the audit results to our Medicare Part B contractor, National Heritage Insurance Company, or NHIC. NHIC reviewed the Medicare audit results and also reviewed claims information with respect to a random sample of 30 claims that were supplied to them in November 2000. On March 2, 2001, the Medicare carrier sent a letter to us indicating its completion of its assessment and verification of our comprehensive review of Medicare claims in Massachusetts. The letter assessed an overpayment of $2.2 million and advised us of administrative appeals procedures applicable to this overpayment. We have since remitted this amount to NHIC. Also, related to the NHIC audit, we paid approximately $35,000 to the federal Department of Defense TRICARE Program and expect to pay approximately $713,000 to the Massachusetts MassHealth Program and approximately $475,000 pertaining to coinsurance payments from patients. These amounts have been accrued and are reflected in our statements of operations presented in this prospectus.

    An administrative action is pending, stemming from an audit of Medicaid claims by MassPRO for outpatient MRI services provided during a twelve-month period ending January 31, 1999. MassPRO is a Massachusetts not-for-profit organization that has contracted with the Massachusetts Division of Medical Assistance and the Massachusetts Medicaid Fraud Control Unit to oversee utilization management and billing compliance for the State's Medicaid Program, which is part of a Massachusetts program called MassHealth. The Division of Medical Assistance is the agency responsible for implementing the State's MassHealth Program and the Massachusetts Medical Fraud Control Unit is the agency responsible for ensuring legal compliance with the Massachusetts Medicaid Program. The case involves an audit of Greater Boston MRI, a limited partnership wholly owned by us. MassPRO alleged deficiencies in documentation and billing requirements for MRI claims made by Greater Boston MRI. The Massachusetts Division of Medical Assistance has revised its initial determination by lowering the amount to be recovered in this matter based on our administrative appeal; the Massachusetts Division of Medical Assistance is now seeking approximately a $212,000 recovery related to the alleged deficiencies in this case. Based on the audit, the Massachusetts Division of Medical Assistance also sent a notice of proposed suspension from the program. At the present time, Massachusetts is not seeking suspension of Greater Boston MRI, but may require post-settlement reporting by the provider for some period of time to ensure compliance with the Massachusetts MassHealth Program. This matter is in the final stages of administrative settlement.

    We had accrued $4,350,000 as of December 31, 2000 for probable settlement of all of these issues, of which $1,796,000 was still accrued as of June 30, 2001. While actual results could vary from this estimate, we believe that the resolution of any deficient billing process will not have a material adverse effect on our business.

    From time to time we are involved in routine litigation incidental to the conduct of our business. We believe that none of this litigation pending against us will have a material adverse effect on our business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On June 30, 2001, the holder of approximately 92% of the registrant's common stock acting by written consent approved a ten-for-one stock split which was effectuated July 6, 2001.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Alliance. (9)
3.2	Amended and Restated By-laws of Alliance. (9)
4.1	Indenture dated as of April 10, 2001 by and between the Registrant and the Bank of New York with respect to $260 million aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2011. (7)
4.2	Credit Agreement dated as of November 2, 1999, as amended. (7)
4.3	Specimen certificate for shares of common stock, $.01 par value, of Alliance. (9)
10.1	The 1999 Equity Plan for Employees of Alliance and Subsidiaries including the forms of option agreements used thereunder, as amended. (7)
10.2	The Alliance 1997 Stock Option Plan, including form of option agreement used thereunder, as amended. (7)
10.3	The Three Rivers Holding Corp. 1997 Stock Option Plan, as amended. (7)
10.4	2001 Incentive Plan. (7)
10.5	Alliance Directors' Deferred Compensation Plan, as amended. (8)
10.6	Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner. (2)

10.7	Agreement Not to Compete dated as of July 23, 1999 between Alliance and Richard N. Zehner. (2)
10.8	Amendment to Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner. (3)
10.9	Amendment to Employment Agreement dated as of December 31, 1997 between Alliance and Richard N. Zehner. (4)
10.10	Second Amendment to Employment Agreement dated as of February 5, 1998 between Alliance and Richard N. Zehner. (4)
10.11	Employment Agreement dated as of January 19, 1998 between Alliance and Kenneth S. Ord. (5)
10.12	Agreement Not to Compete dated as of January 19, 1998 between Alliance and Kenneth S. Ord. (5)
10.13	Employment Agreement dated September 9, 1993 between Alliance and Terry A. Andrues. (7)
10.14	Employment Agreement dated as of June 6, 1994 between Alliance and Cheryl A. Ford. (7)
10.15	Employment Agreement dated as of June 6, 1994 between Alliance and Jay A. Mericle. (7)
10.16	Employment Agreement dated as of November 27, 2000 between Alliance and Jamie E. Hopping. (7)
10.17	Agreement Not to Compete dated as of November 27, 2000 between Alliance and Jamie E. Hopping. (7)
10.18	Repayment and Stock Pledge Agreement dated as of November 27, 2000 between Alliance and Jamie E. Hopping. (7)
10.19	Secured Promissory Note of Jamie E. Hopping dated as of November 27, 2000. (7)
10.20	Form of Stockholder's Agreement. (7) 10.21 Agreement and Plan of Merger dated September 13, 1999 between Alliance and Viewer Acquisition Corporation, as amended. (7)
10.22	Registration Rights Agreement dated as of November 2, 1999. (7)
10.23	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP. (7)
10.24	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP. (7)
10.25	Form of Indemnification Agreement. (8)

(1)
Incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Form S-1, No. 33-40805, initially filed on May 24, 1991.

(2)
Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-2, No. 333-33817.

(3)
Incorporated by reference herein to the indicated Exhibit in response to Item 14(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(4)
Incorporated by reference herein to the indicated Exhibit in response to Item 14(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(5)
Incorporated by reference to exhibits filed in response to Item 6, "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(6)
Incorporated by reference to exhibits filed with the Company's Report on Form 8-K filed on April 14, 1999.

(7)
Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-4, No. 333-60682, as amended.

(8)
Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1, No. 333-64322, as amended.

(9)
Filed herewith.

    (b) Reports on Form 8-K

      No Reports on Form 8-K were filed in the second quarter of 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE IMAGING, INC.
August 14, 2001	By:	/s/ RICHARD N. ZEHNER Richard N. Zehner Chairman of the Board of Directors and Chief Executive Officer
August 14, 2001	By:	/s/ KENNETH S. ORD Kenneth S. Ord Chief Financial Officer (Principal Financial Officer)

QuickLinks

INDEX
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
SIGNATURES