Form 10-K405
period 2001-12-31
ALLIANCE IMAGING INC /DE/
filed 2002-03-25
CIK 817135

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File Number 1-16609

ALLIANCE IMAGING, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0239910
(State of Incorporation)	(IRS Employer Identification Number)
1065 PacifiCenter Drive, Suite 200, Anaheim, California	92806
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code: (714) 688-7100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class

Common Stock, Par Value $0.01

Name of each Exchange on which Registered

New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K §229.405 of Title 17, Code of Federal Regulations is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 2002, based upon the closing price of the Common Stock as reported by the New York Stock Exchange on such date, was $154,486,925.

        The number of shares outstanding of Common Stock, par value $0.01, as of March 7, 2002 was 47,576,930 shares.

Documents Incorporated by Reference

        The Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 8, 2002 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

Item 1.    Business.

General

        We are a leading national provider of outsourced diagnostic imaging services, with 89% of our 2001 revenues derived from magnetic resonance imaging, or MRI. Unless the context otherwise requires, the words "we" "us" and "our" as used in this Form 10-K refers to Alliance Imaging, Inc. and our direct and indirect subsidiaries. We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a mobile, shared-service basis. Our services normally include the use of our imaging or therapeutic systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day operations. We also offer ancillary services including marketing support, education and training and billing assistance. We had 419 diagnostic imaging and therapeutic systems, including 339 MRI systems, and 1,325 clients in 42 states at December 31, 2001.

        We typically deliver our services through exclusive, long-term contracts with hospitals and other healthcare providers which generally require them to pay us monthly, based on the number of scans we perform. These contracts are usually three to five years in length, are typically non-cancelable by our clients and often contain automatic renewal provisions. For the year ended December 31, 2001, we received approximately 90% of our revenues from direct billing of our clients.

        Our clients, primarily small-to-mid-sized hospitals, contract with us to provide outsourced diagnostic imaging systems and therapeutic services in order to:

  •
  avoid capital investment and financial risk associated with the purchase of their own systems;

  •
  provide access to MRI and other services for their patients when the demand for these services does not justify the purchase of a system;

  •
  benefit from upgraded imaging systems without direct capital expenditures;

  •
  eliminate the need to recruit, train and manage qualified technologists;

  •
  make use of our ancillary services; and

  •
  gain access to services under our regulatory and licensing approvals when they do not have these approvals.

Significant Corporate Events

        In November 1999, Viewer Holdings L.L.C., an affiliate of Kohlberg Kravis Roberts & Co., L.P., or KKR, acquired approximately 92% of our common stock in a recapitalization merger. We refer to this transaction as the KKR acquisition throughout this Form 10-K. The total value of the transaction, including fees and expenses, was approximately $980 million. The transaction was funded with senior secured credit facilities, a senior subordinated credit facility, and common equity. The KKR acquisition did not result in any material changes in the nature of our business other than an increase in our indebtedness.

        In April 2001 we issued $260.0 million of our Senior Subordinated Notes due 2011 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, and used the proceeds to repay our senior subordinated credit facility. In July 2001 we completed an exchange offer whereby our Senior Subordinated Notes were converted to substantially identical notes of the same maturity which are registered under the Securities Act of 1933, as amended. We did not receive any proceeds from this exchange offer.

        On August 1, 2001 we completed an initial public offering, or IPO, of 9,375,000 shares of our common stock priced at $13.00 per share. We used the net proceeds of approximately $111.0 million to pay down debt under our senior secured credit facility. As a result of the IPO, KKR's ownership interest in our common stock as of December 31, 2001 was approximately 74%.

Industry Overview

        Diagnostic imaging services are noninvasive procedures that generate representations of the internal anatomy and convert them to film or digital media. Diagnostic imaging systems facilitate the early diagnosis of diseases and disorders, often minimizing the cost and amount of care required and reducing the need for costly and invasive diagnostic procedures.

MRI

        MRI involves the use of high-strength magnetic fields to produce computer-processed cross-sectional images of the body. Due to its superior image quality, MRI is the preferred imaging technology for evaluating soft tissue and organs, including the brain, spinal cord and other internal anatomy. With advances in MRI technology, MRI is increasingly being used for new applications such as imaging of the heart, chest and abdomen. Conditions that can be detected by MRI include multiple sclerosis, tumors, strokes, infections, and injuries to the spine, joints, ligaments, and tendons. Unlike x-rays and computed tomography, which are other diagnostic imaging technologies, MRI does not expose patients to potentially harmful radiation.

        MRI technology was first patented in 1974, and MRI systems first became commercially available in 1983. Since then, manufacturers have offered increasingly sophisticated MRI systems and related software to increase the speed of each scan and improve image quality. Magnet strengths are measured in tesla, and MRI systems typically use magnets with strengths ranging from 0.2 to 1.5 tesla. The 1.0 and 1.5 tesla strengths are generally considered optimal because they are strong enough to produce relatively fast scans but are not so strong as to create discomfort for most patients. Manufacturers have worked to gradually enhance other components of the machines to make them more versatile. Many of the hardware and software systems in recently manufactured machines are modular and can be upgraded for much lower costs than purchasing new systems.

        The MRI industry has experienced growth as a result of:

  •
  recognition of MRI as a cost-effective, noninvasive diagnostic tool;

  •
  superior soft-tissue image quality of MRI versus that of other diagnostic imaging technologies;

  •
  wider physician acceptance and availability of MRI technology;

  •
  growth in the number of MRI applications;

  •
  MRI's safety when compared to other diagnostic imaging technologies, because it does not use potentially harmful radiation; and

  •
  increased overall demand for healthcare services, including diagnostic services, for the aging population.

Other Diagnostic Imaging Services

  •
  Positron Emission Tomography, or PET. PET is a nuclear medicine procedure that produces pictures of the body's metabolic and biologic functions. PET can provide earlier detection of certain cancers, coronary diseases or neurologic problems than other diagnostic imaging systems. It is also useful for the monitoring of these conditions.

  •
  Computed Tomography, or CT. In CT imaging, a computer analyzes the information received from an x-ray beam to produce multiple cross-sectional images of a particular organ or area of the body. CT imaging is used to detect tumors and other conditions affecting bones and internal organs.

  •
  Other Services. Other diagnostic imaging technologies include x-ray, single photon emission computed tomography, and ultrasound.

Imaging Settings

        MRI and other imaging services are typically provided in one of the following settings:

  •
  Hospitals and Clinics. Imaging systems are located in and owned and operated by a hospital or clinic. These systems are primarily used by patients of the hospital or clinic, and the hospital or clinic bills third-party payors, such as health insurers, Medicare or Medicaid.

  •
  Independent Imaging Centers. Imaging systems are located in permanent facilities not generally owned by hospitals or clinics. These centers depend upon physician referrals for their patients and generally do not maintain dedicated, contractual relationships with hospitals or clinics. In fact, these centers may compete with hospitals or clinics that have their own systems to provide imaging services to these patients. Like hospitals and clinics, these centers bill third-party payors for their services.

  •
  Outsourced. Imaging systems, largely located in mobile trailers but also provided in fixed facilities, provide services to a hospital or clinic on a shared-service or full-time basis. Generally, the hospital or clinic contracts with the imaging service provider to perform scans of its patients, and the imaging service provider is paid directly by that hospital or clinic instead of by a third-party payor.

Our Competitive Strengths

  Largest National Provider of Outsourced MRI Services

        We believe we are the largest national provider of outsourced MRI services, based on systems deployed, with 339 MRI systems in operation in 42 states at December 31, 2001. We believe our size allows us to achieve operating, purchasing and administrative efficiencies, including:

  •
  the ability to maximize equipment utilization through efficient deployment of our mobile systems;

  •
  equipment purchasing savings from equipment manufacturers;

  •
  favorable service and maintenance contracts from equipment manufacturers; and

  •
  the ability to minimize the time our systems are unavailable to our clients as a result of our flexibility in system deployment.

        We also believe our size has enabled us to establish a well-recognized brand name and an experienced management team with a detailed knowledge of the competitive and regulatory environments within the diagnostic imaging services industry.

Exclusive, Long-Term Contracts with a Diverse Client Base

        We generate substantially all of our revenues from exclusive, long-term contracts with hospitals and other healthcare providers. These contracts are usually three to five years in length, are typically non-cancelable by our clients and often have automatic renewal provisions. We believe we have developed strong relationships with our clients, as evidenced by our contract renewal rate of 84% in 2001. During 2001, no single client accounted for more than 3% of our revenue.

Reduced Reimbursement Risk

        Generally, hospitals, clinics and independent imaging centers bill patients or third-party payors, such as health insurers, for their imaging services. In contrast, for the year ended December 31, 2001 approximately 90% of our revenues were generated by providing services to hospitals and clinics that are obligated to pay us regardless of their receipt of reimbursement from third-party payors. Accordingly, our exposure to uncollectible patient receivables is minimized, as evidenced by our bad debt expense of only 1.5% of net revenues for the year ended December 31, 2001. In addition, we believe that the number of days outstanding for our receivables, which was 54 days as of December 31, 2001 is among the more favorable in the healthcare services industry.

Comprehensive Outsourcing Solution

        We offer our clients a comprehensive outsourcing solution which includes our imaging services and ancillary services, such as marketing support, education and training and billing assistance. In some cases, we provide services under our regulatory and licensing approvals for clients when they do not have these approvals. We believe that a comprehensive outsourcing solution is an important factor when potential clients select an outsourcing provider. We also believe that some clients recognize the benefits of our solution and will continue to contract for our outsourcing services even if their scan volume may justify the purchase of their own imaging system.

Advanced MRI Systems

        Our MRI systems are among the newest and most advanced in the industry due to the significant resources we have invested over the last three years to replace and upgrade existing systems and to purchase new systems. Our technologically advanced systems can perform high quality scans more rapidly and can be used for a wider variety of imaging applications than less advanced systems. Approximately 66% of our MRI systems have been purchased in the last five years and approximately 91% of our MRI systems are equipped with high-strength magnets that allow high-speed imaging. Moreover, technological change in this field is gradual and most of our systems can be upgraded with software and hardware enhancements, which should allow us to continue to provide advanced technology without purchasing entire new systems.

Our Services

         As of December 31, 2001, we provided our outsourcing services on the following bases:

  •
  Shared Service. We offered 74% of our diagnostic imaging systems on a part-time basis. These systems are located in mobile trailers which are transported to our clients' locations. We schedule deployment of these mobile systems so that multiple clients can share use of the same system. The typical shared-service contract is three to five years in length.

  •
  Full-Time Service. We offered 18% of our diagnostic imaging systems on a full-time, long-term basis. These systems are located in either mobile units or buildings located at or near a hospital or clinic. Full-time service systems are provided for the exclusive use of a particular hospital or clinic. We typically offer full-time services under contracts that range from five to ten years in length. Our relationships with our higher-volume shared-service clients have, from time to time, evolved into full-time arrangements.

  •
  Interim and Rental Services. We offered 8% of our diagnostic imaging systems to clients on a full-time, temporary basis. These systems are located in mobile trailers which are transported to our clients' locations. These clients may be unable to maintain the extra capacity to accommodate periods of peak demand for imaging services or may require temporary assistance until they can develop permanent imaging service centers at or near their facilities. Generally, we do not provide technologists to operate our systems in these arrangements.

Contracts and Payment

        Our typical contract is exclusive, three to five years in length, non-cancelable by our clients and often subject to automatic renewal. Most of our contracts require a fee for each scan we perform. With other contracts, clients are billed on a fixed-fee basis for a period of time, regardless of the number of scans performed. These fee levels are affected primarily by the number of scans performed, the type of imaging system provided and the length of the contract. To a lesser extent, our revenues are generated from direct billings to patients or their medical payors. We typically reserve the right to reduce a client's number of service days or terminate an unprofitable contract. In addition, our sales representatives have been successful in renewing and extending contracts prior to expiration, achieving an 84% contract renewal rate in 2001.

Imaging Systems

        As of December 31, 2001, we operated 402 diagnostic imaging systems, comprising 339 MRI systems, 31 computed tomography systems, 12 positron emission tomography systems and 20 other systems, substantially all of which we own. We have made significant investments in our systems in an effort to ensure that we maintain the newest, most advanced imaging systems that meet our clients' needs. As of December 31, 2001, approximately 66% of our MRI systems had been purchased in the last five years. Moreover, because we can upgrade most of our current MRI systems, we believe we have reduced the potential for technological obsolescence.

        We purchase our imaging systems from major medical equipment manufacturers, primarily General Electric Medical Systems, Siemens Medical Systems and Philips Medical Systems. Generally, we contract with clients for new or expanded services prior to ordering new imaging systems in order to reduce our system utilization risk. As one of the largest commercial purchasers of MRI systems in the world, we believe we receive relatively attractive pricing for equipment and service contracts from these equipment manufacturers.

Therapeutic Services

        In addition to diagnostic imaging, we also offer our clients therapeutic services including lithotripsy and brachytherapy. Lithotripsy is a minimally invasive therapeutic procedure for the treatment of kidney stones, typically performed on an outpatient basis. Brachytherapy is a localized radiation treatment for cancer. As of December 31, 2001, we owned 17 therapeutic systems.

System Management and Maintenance

        We have divided the country into nine geographic regions. We have a local presence in each region, none of which accounts for more than 17% of our revenues. We believe we benefit from our regional managers' direct contact with and knowledge of the markets we serve, which allows us to address the specific needs of each local operating environment. Each region markets, manages, and staffs the operation of its imaging systems and is run as a separate profit center responsible for its own revenues, expenses and overhead. To complement this regional arrangement, we have developed standardized contracts, operating policies, and other procedures, which are implemented nationwide in an effort to ensure quality, consistency and efficiency across all regions.

        We actively manage deployment of our imaging systems to increase their utilization through the coordinated transportation of our mobile systems using 229 tractors. We examine client requirements, route patterns, travel times, fuel costs and system availability in our deployment process. Our mobile shared-service MRI systems are currently scheduled for as little as one-half day and up to seven days per week at any particular client, with an average usage of 2.3 days per week per client. Drivers typically move the systems at night and activate them upon arrival at each client location so that the systems are operational when our technologists arrive.

        Timely, effective maintenance is essential for achieving high utilization rates of our MRI systems. We contract with the original equipment manufacturers for comprehensive maintenance programs on our systems to minimize the period of time the equipment is unavailable. System repair typically takes less than one day but could take longer, depending upon the nature of the repair. During the warranty period and maintenance contract term, we receive guarantees related to equipment operation and availability.

Sales and Marketing

        Our national sales force consists of 37 members who identify and contact potential clients. We also have 60 marketing representatives who are focused on increasing the number of scans performed with our systems by educating physicians about our new imaging applications and service capabilities. The sales force is organized regionally under the oversight of regional vice presidents and senior management. Furthermore, certain of our executive officers and regional vice presidents also spend a portion of their time participating in contract negotiations.

Competition

        The market for diagnostic imaging services is highly fragmented and has few national imaging service providers. We believe that the key competitive factors affecting our business include:

  •
  the quality and reliability of service;
  •
  the quality and type of equipment available;
  •
  the availability of types of imaging and ancillary services;
  •
  the availability of imaging center locations and flexibility of scheduling;
  •
  pricing;
  •
  the knowledge and service quality of technologists;
  •
  the ability to obtain regulatory approvals; and
  •
  the ability to establish and maintain relationships with healthcare providers and referring physicians.

        We are, and expect to continue to be, subject to competition in our targeted markets from businesses offering diagnostic imaging services, including existing and developing technologies. There are many companies engaged in this market, including one national competitor and many smaller regional competitors. Some of our competitors may now or in the future have access to greater resources than we do. We compete with other mobile providers, independent imaging centers, physicians, hospitals, and other healthcare providers that have their own diagnostic imaging systems, and equipment manufacturers that sell or lease imaging systems to healthcare providers for mobile or full-time use. We may also experience greater competition in states that currently have certificates of need laws should these laws be repealed, thereby reducing barriers to entry in that state.

Employees

        As of December 31, 2001, we had 2,112 employees, of whom 1,633 were trained diagnostic imaging technologists, patient coordinators, drivers or other technical support staff. None of our employees are represented by a labor organization. We believe we have good relationships with our employees.

Regulation

        Our business is subject to extensive federal and state government regulation. Although we believe that our operations comply with the laws governing our industry, it is possible that new laws or interpretations of existing laws will adversely affect our financial performance.

Fraud and Abuse Laws; Physician Referral Prohibitions

        The healthcare industry is subject to extensive federal and state regulation relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services and payment for services.

        In particular, the federal Anti-Kickback Law prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid Programs. The definition of "remuneration" has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests, and providing anything at less than its fair market value. In addition, there is no one generally accepted definition of intent for purposes of finding a violation of the Anti-Kickback Law. For instance, one court has stated that an arrangement will violate the Anti-Kickback Law where any party has the intent to unlawfully induce referrals. In contrast, another court has opined that a party must engage in the proscribed conduct with the specific intent to disobey the law in order to be found in violation of the Anti-Kickback Law. The lack of uniform interpretation of the Anti-Kickback Law makes compliance with the law difficult. The penalties for violating the Anti-Kickback Law can be severe. These sanctions include criminal penalties and civil sanctions, including fines, imprisonment and possible exclusion from the Medicare and Medicaid programs.

        The Anti-Kickback Law is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Law is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, the U.S. Department of Health and Human Services issued regulations in July of 1991, which the Department has referred to as "safe harbors." These safe harbor regulations set forth certain provisions which, if met, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Law. Additional safe harbor provisions providing similar protections have been published intermittently since 1991. Our arrangements with physicians, physician practice groups, hospitals, and other persons or entities who are in a position to refer may not fully meet the stringent criteria specified in the various safe harbors. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Law, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Law will be pursued. Although our arrangements may not fall within a safe harbor, we believe that our business arrangements do not violate the Anti-Kickback Law because we are careful to structure our arrangements to reflect fair market value and ensure that the reasons underlying our decision to enter into a business arrangement comport with the Anti-Kickback Law. However, even though we continuously strive to comply with the requirements of the Anti-Kickback Law, liability under the Anti-Kickback Law may still arise because of the intentions of the parties with whom we do business. In addition, we may have Anti-Kickback Law liability based on arrangements established by the entities we have acquired if any of those arrangements involved an intention to exchange remuneration for referrals covered by the Anti-Kickback Law. While we are not aware of any such intentions, we have only limited knowledge regarding the intentions underlying those arrangements. Conduct and business arrangements that do not fully satisfy one of these safe harbor provisions may result in increased scrutiny by government enforcement authorities such as the Office of the Inspector General of the U.S. Department of Health and Human Services, or OIG.

        Many states have adopted laws similar to the federal Anti-Kickback Law. Some of these state prohibitions apply to referral of patients for healthcare services reimbursed by any source, not only the Medicare and Medicaid Programs. Although we believe that we comply with both federal and state anti-kickback laws, any finding of a violation of these laws could subject us to criminal and civil penalties or possible exclusion from federal or state healthcare programs. Such penalties would adversely affect our financial performance and our ability to operate our business.

        In addition, the Ethics in Patient Referral Act of 1989, commonly referred to as the federal physician self-referral prohibition or Stark Law, prohibits physician referrals of Medicare and Medicaid patients to an entity providing certain designated health services (including MRI and other diagnostic imaging services) if the physician or an immediate family member has any financial arrangement with the entity and no statutory or regulatory exception applies. The Stark Law also prohibits the entity from billing for any such prohibited referral. Initially, the Stark Law applied only to clinical laboratory services and regulations applicable to clinical laboratory services were issued in 1995. Earlier that same year, the Stark Law's self-referral prohibition expanded to additional goods and services, including MRI and other imaging services. In 1998, the Centers for Medicare and Medicaid Services, or CMS (formerly known as the Health Care Financing Administration), published proposed rules for the remaining designated health services, including MRI and other imaging services, and in January of 2001, CMS published a final rule which it characterized as the first phase of what will be a two-phase final rule. Phase one of the final rule became effective on January 4, 2002, except for a provision relating to physician payment arrangements, which becomes effective on January 6, 2003. Although CMS has stated that it intends to publish phase two shortly, it is unclear when this will occur.

        A person who engages in a scheme to circumvent the Stark Law's referral prohibition may be fined up to $100,000 for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare or Medicaid Program in violation of the Stark Law is subject to civil monetary penalties of up to $15,000 per bill submission, an assessment of up to three times the amount claimed, and possible exclusion from participation in federal healthcare programs. Bills submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited bill is obligated to refund such amounts.

        Several states in which we operate have enacted or are considering legislation that prohibits physician self-referral arrangements or requires physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Possible sanctions for violating these state law physician self-referral and disclosure requirements include loss of license and civil and criminal sanctions. State laws vary from jurisdiction to jurisdiction and have been interpreted by the courts or regulatory agencies infrequently.

        We believe our operations comply with these federal and state physician self-referral prohibition laws. We do not believe we or anyone else has established any arrangements or schemes involving any service of ours which would violate the Stark Law prohibition against schemes designed to circumvent the Stark Law, or any similar state law prohibitions. Because we have financial arrangements with physicians and possibly their immediate family members, and because we may not be aware of all those financial arrangements, we rely on physicians and their immediate family members to avoid making referrals to us in violation of the Stark law and similar state laws. If we receive such a prohibited referral which is not covered by exceptions under the Stark law and applicable state law, our submission of a bill for the referral could subject us to sanctions under the Stark law and applicable state law. Any sanctions imposed on us under the Stark Law or any similar state laws could adversely affect our financial results and our ability to operate our business.

        The Health Insurance Portability and Accountability Act of 1996 created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs such as the Medicare and Medicaid Programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment. The Health Insurance Portability and Accountability Act of 1996 also will require us to follow federal privacy standards for individually identifiable health information and computer security standards for all health information. In December 2000, the government published final regulations to implement the privacy standards under the Act. Compliance with the Act's privacy regulations is required as of April 14, 2003. Proposed regulations for computer security standards have been issued and are expected to become final sometime in 2002. We are beginning to address compliance with the Act and applicable regulations. At this time we have not projected the financial impact of compliance, which may be significant. A violation of the Act's health fraud, privacy or security provisions may result in criminal and civil penalties, which may adversely affect our financial performance and our ability to operate our business.

        Both federal and state government agencies are continuing heightened and coordinated civil and criminal enforcement efforts. As part of announced enforcement agency work plans, the federal government will continue to scrutinize, among other things, the billing practices of hospitals and other providers of healthcare services. The federal government also has increased funding to fight healthcare fraud, and it is coordinating its enforcement efforts among various agencies, such as the U.S. Department of Justice, the U.S. Department of Health and Human Services Office of Inspector General, and state Medicaid fraud control units. We believe that the healthcare industry will continue to be subject to increased government scrutiny and investigations.

Federal False Claims Act

        Another trend affecting the healthcare industry is the increased use of the federal False Claims Act and, in particular, actions under the False Claims Act's "whistleblower" provisions. Those provisions allow a private individual to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. After the individual has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and to become the primary prosecutor. If the government declines to join the lawsuit, then the individual may choose to pursue the case alone, in which case the individual's counsel will have primary control over the prosecution, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. If the litigation is successful, the individual is entitled to no less than 15%, but no more than 30%, of whatever amount the government recovers. The percentage of the individual's recovery varies, depending on whether the government intervened in the case and other factors. Recently, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, various states are considering or have enacted laws modeled after the federal False Claims Act. Even in instances when a whistleblower action is dismissed with no judgment or settlement, we may incur substantial legal fees and other costs relating to an investigation. See "Business—Legal and Administrative Proceedings." Future actions under the False Claims Act may result in significant fines and legal fees, which would adversely affect our financial performance and our ability to operate our business.

        When an entity is determined to have violated the federal False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,000 to $10,000 for each separate false claim. Liability arises, primarily, when an entity knowingly submits a false claim for reimbursement to the federal government. Simple negligence should not give rise to liability, but submitting a claim with reckless disregard of its truth or falsity could result in substantial civil liability.

        Although simple negligence should not give rise to liability, the government or a whistleblower may attempt and could succeed in imposing liability on us for a variety of previous or current failures, including for example:

  •
  Failure to comply with the many technical billing requirements applicable to our Medicare and Medicaid business.

  •
  Failure to comply with Medicare requirements concerning the circumstances in which a hospital, rather than we, must bill Medicare for diagnostic imaging services we provide to outpatients treated by the hospital.

  •
  Failure of our hospital clients to accurately identify and report our reimbursable and allowable services to Medicare.

  •
  Failure to comply with the prohibition against billing for services ordered or supervised by a physician who is excluded from any federal healthcare programs, or the prohibition against employing or contracting with any person or entity excluded from any federal healthcare programs.

  •
  Failure to comply with the Medicare physician supervision requirements for the services we provide, or the Medicare documentation requirements concerning such physician supervision.

  •
  The past conduct of the companies we have acquired.

        We strive to ensure that we meet applicable billing requirements. However, the costs of defending claims under the False Claims Act, as well as sanctions imposed under the Act, could significantly affect our financial performance.

Unlawful Practice of Medicine and Fee Splitting

        The marketing and operation of our diagnostic imaging and therapeutic systems are subject to state laws prohibiting the practice of medicine by non-physicians. We believe that our operations do not involve the practice of medicine because all professional medical services relating to our operations, including the interpretation of scans and related diagnoses, are separately provided by licensed physicians not employed by us. Some states have laws that prohibit any fee-splitting arrangement between a physician and a referring person or entity that would provide for remuneration paid to the referral source on the basis of revenues generated from referrals by the referral source. We believe that our operations do not violate these state laws with respect to fee splitting.

Certificate of Need Laws

        In some states, a certificate of need or similar regulatory approval is required prior to the acquisition of high-cost capital items or services, including diagnostic imaging systems or provision of diagnostic imaging services by us or our clients. Certificate of need regulations may limit or preclude us from providing diagnostic imaging services or systems. At present, 17 states in which we operate have certificate of need laws that restrict the supply of MRI machines and other types of advanced medical equipment to certain incumbent providers. Revenue from states with certificate of need regulations represented approximately 50% of our total revenue in 2001.

        Certificate of need laws were enacted to contain rising healthcare costs, prevent the unnecessary duplication of health resources, and increase patient access for health services. In practice, certificate of need laws have prevented hospitals and other providers who have been unable to obtain a certificate of need from acquiring new machines or offering new services. In the past 18 years, some states have liberalized exemptions from certificate of need laws, including, for example, Pennsylvania, Nebraska, New York, Ohio and Tennessee. However, this liberalization of certificate of need restrictions has had little impact on our performance. Our current contracts will remain in effect even if the certificate-of-need states in which we operate modify their certificate of need programs. However, a significant increase in the number of states regulating our business through certificate of need or similar programs could adversely affect us. Conversely, repeal of existing certificate of need regulations in jurisdictions where we have obtained a certificate of need, or certificate of need exemption, also could adversely affect us by allowing competitors to enter our markets. Certificate of need laws are the subject of continuing legislative activity.

Reimbursement

        We derive most of our revenues directly from healthcare providers rather than third-party payors, including government programs such as the Medicare Program. We derive a small percentage of our revenues from direct billings to patients or their third-party payors. Services for which we submit direct billings for Medicare and Medicaid patients typically are reimbursed by contractors on a fee schedule basis. Net revenues from direct patient billing amounted to approximately 10% of our revenue in 2001.

        As a result of federal cost-containment legislation currently in effect, Medicare generally pays for inpatient services under a prospective payment system based upon a fixed amount for each Medicare patient discharge. Each discharge is classified into one of many diagnosis related groups, or DRGs. A pre-determined amount covers all inpatient operating costs, regardless of the services actually provided or the length of the patient's stay. Because Medicare reimburses a hospital for all services rendered to a Medicare patient on the basis of a pre-determined amount based on the DRG, a hospital or free-standing facility cannot be separately reimbursed for an MRI scan or other procedure performed on the hospital inpatient. Many state Medicaid Programs have adopted comparable payment policies.

        On August 1, 2000, the Centers for Medicare and Medicaid Services, or CMS, (formerly the Health Care Financing Administration) implemented a Medicare outpatient prospective payment system under which services and items furnished in hospital outpatient departments are reimbursed using a pre-determined amount for each ambulatory payment classification, or APC. Each APC is based on the specific procedures performed and items furnished during a patient visit. Certain items and services are paid on a fee schedule, and for certain drugs, biologics and new technologies, hospitals are reimbursed additional amounts. This new development in reimbursement may significantly affect our financial performance.

        In order for our hospital customers to receive payment from Medicare with respect to our services, our services must be furnished in a "provider-based" organization or facility or be a covered service furnished "under arrangements." On April 7, 2000, CMS published new rules establishing criteria for being a "provider-based" organization or facility. If our services to hospital customers are not furnished in a "provider-based" setting, the services would not be covered by Medicare unless they are found to be a service furnished "under arrangements" to a hospital. The extent to which "under arrangements" services may be covered by Medicare when they do not meet the "provider-based" standards is unclear. In the Benefits Improvement and Protection Act of 2000, Congress postponed the effective date of the new regulations until October 1, 2002. In addition, Congress "grandfathered" until October 1, 2002 all sites that were paid as provider-based sites as of October 1, 2000. On November 30, 2001, CMS issued revisions to the regulations, which implemented a number of technical changes but did not address all circumstances, including where services are provided "under arrangements." We cannot predict fully the impact of the provider-based regulations on our hospital customers. As the Medicare rules are clarified further and as October 1, 2002 approaches, it may be necessary for us to modify the contracts we have with hospital customers or to take other steps that may affect our cost for our wholesale business or the manner in which we furnish wholesale services to hospital customers.

        Payments to us by third-party payors depend substantially upon each payor's reimbursement policies. Third-party payors may impose limits on reimbursement for diagnostic imaging services or deny reimbursement for tests that do not follow recommended diagnostic procedures. Because unfavorable reimbursement policies have and may continue to constrict the profit margins of the hospitals and clinics we bill directly, we have and may continue to need to lower our fees to retain existing clients and attract new ones. Alternatively, at lower reimbursement rates, a healthcare provider might find it financially unattractive to own an MRI or other diagnostic imaging system, but could benefit from purchasing our services. It is possible that third-party reimbursement policies will affect the need or price for our services in the future, which could significantly affect our financial performance and our ability to conduct our business.

Environmental, Health and Safety Laws

        Our PET service and some of our other imaging and therapeutic services require the use of radioactive materials. While this material has a short half-life, meaning it quickly breaks down into inert, or non-radioactive substances, using such materials presents the risk of accidental environmental contamination and physical injury. We are subject to federal, state and local regulations governing the storage, use and disposal of materials and waste products. Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management's attention in order to comply with current or future environmental laws and regulations. We have not had material expenses related to environmental, health and safety laws or regulations to date.

Item 2.    Properties.

        We lease approximately 43,400 square feet of space in four office buildings in Anaheim, California for our executive and principal administrative offices. We also lease a 15,600 square foot operations warehouse in Orange, California and a 9,000 square foot operations warehouse in Childs, Pennsylvania, as well as space for our regional offices.

Item 3.    Legal Proceedings.

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

        In late 2001, we entered into a settlement agreement and release with the Massachusetts Division of Medical Assistance and the Massachusetts Attorney General related to our self-audit described above and an audit of Medicaid claims for outpatient MRI services provided during a twelve-month period ending January 31, 1999 by one of our Massachusetts subsidiaries. Under the settlement agreement we resolved with finality the issues related to these matters and remitted $0.8 million to the Division of Medical Assistance.

        From time to time, we are involved in routine litigation incidental to the conduct of our business. We believe that none of this litigation pending against us will have a material adverse effect on our business.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

        Our common stock has traded on the New York Stock Exchange since July 27, 2001 under the symbol "AIQ". Our common stock was neither publicly traded during 2000 nor the period of 2001 prior to July 27. The high and low closing prices as reported on the NYSE are set forth below for the respective time periods. As of March 7, 2002, there were seven stockholders of record of our common stock and approximately 1,125 beneficial holders of our common stock.

	2001		2000
	High	Low	High	Low
First Quarter	N/A	N/A	N/A	N/A
Second Quarter	N/A	N/A	N/A	N/A
Third Quarter*	$14.40	$11.75	N/A	N/A
Fourth Quarter	$14.20	$10.12	N/A	N/A

*
From July 27, 2001 through September 30, 2001

        We have never paid any cash dividends on our common stock and have no current plans to do so. We intend to retain available cash to provide for the operation of our business, including capital expenditures, and to fund future acquisitions. Our senior secured credit agreement and the indenture related to our senior subordinated notes restrict the payment of cash dividends on our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Item 6.    Selected Consolidated Financial Data.

        The selected consolidated financial data shown below has been taken or derived from the audited consolidated financial statements of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included herein.

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(In Thousands, Except Per Share Data)
Consolidated Statements of Operations Data:
Revenues	$86,474	$243,297	$318,106	$345,287	$375,216
Costs and expenses:
Operating expenses, excluding depreciation	38,997	111,875	143,238	151,722	162,190
Selling, general and administrative expenses	8,857	24,346	31,097	38,005	43,472
Non-cash stock-based compensation	—	100	—	333	1,456
Separation and related costs	—	—	—	4,573	—
Recapitalization, merger integration, and regulatory costs	16,350	2,818	52,581	4,523	—
Depreciation expense	15,993	33,493	47,055	54,924	63,761
Amortization expense, primarily goodwill	2,426	11,289	14,565	14,390	14,454
Interest expense, net	7,808	41,772	51,958	77,051	65,651

Total costs and expenses	90,431	225,693	340,494	345,521	350,984

Income (loss) before income taxes and extraordinary gain (loss)	(3,957)	17,604	(22,388)	(234)	24,232
Provision for income taxes	1,700	8,736	3,297	1,969	11,462

Income (loss) before extraordinary gain (loss)	(5,657)	8,868	(25,685)	(2,203)	12,770
Extraordinary gain (loss), net of taxes	1,849	(2,271)	(17,766)	—	(2,240)

Net income (loss)	(3,808)	6,597	(43,451)	(2,203)	10,530
Less: Preferred stock dividends and financing fee accretion	(626)	(2,186)	(2,081)	—	—
Less: Excess of consideration paid over carrying amount of preferred stock repurchased	—	—	(2,796)	—	—
Add: Excess of carrying amount of preferred stock repurchased over consideration paid	1,906	—	—	—	—

Income (loss) applicable to common stock	$(2,528)	$4,411	$(48,328)	$(2,203)	$10,530

Earnings (loss) per common share:
Income (loss) before extraordinary gain (loss)	$(0.04)	$0.12	$(0.56)	$(0.06)	$0.30
Extraordinary gain (loss), net of taxes	0.02	(0.04)	(0.33)	—	(0.05)

Net income (loss) per common share	$(0.02)	$0.08	$(0.89)	$(0.06)	$0.25

Earnings (loss) per common share—assuming dilution:
Income (loss) before extraordinary gain (loss)	$(0.04)	$0.11	$(0.56)	$(0.06)	$0.29
Extraordinary gain (loss), net of taxes	0.02	(0.04)	(0.33)	—	(0.05)

Net income (loss) per common share—assuming dilution	$(0.02)	$0.07	$(0.89)	$(0.06)	$0.24

Weighted average number of shares of common stock and common stock equivalents:
Basic	107,430	57,110	54,210	38,000	42,004
Diluted	107,430	59,210	54,210	38,000	44,612

	Year Ended December 31,
	1997	1998	1999	2000	2001
		(Dollars in Thousands)
Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$12,255	$3,083	$4,804	$12,971	$22,051
Total assets	284,815	567,932	625,510	646,160	658,232
Long-term debt, including current maturities	290,270	518,423	751,849	758,989	655,961
Redeemable preferred stock	14,487	16,673	—	—	—
Stockholders' deficit	(47,904)	(43,327)	(201,899)	(203,809)	(80,857)
Other Data:
Adjusted EBITDA(1)	$38,620	$107,076	$143,771	$155,560	$169,554
Adjusted EBITDA margin(2)	44.7%	44.0%	45.2%	45.1%	45.2%
Cash flows provided by (used in):
Operating activities	12,864	46,855	38,197	92,044	96,364
Investing activities	(56,963)	(245,104)	(104,072)	(90,995)	(74,086)
Financing activities	45,487	189,077	67,596	7,118	(13,198)
Capital expenditures	45,122	72,321	95,914	101,554	75,428

(1)
EBITDA represents earnings before interest expense, net, income taxes, depreciation and amortization expense. Adjusted EBITDA represents EBITDA adjusted for recapitalization costs, merger integration costs, regulatory costs, separation and related costs, non-cash stock-based compensation, and extraordinary items. EBITDA and adjusted EBITDA are not presentations made in accordance with accounting principles generally accepted in the United States of America. EBITDA and adjusted EBITDA should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States of America, or as measures of profitability or liquidity. EBITDA and adjusted EBITDA are included in this annual report to provide additional information with respect to our ability to satisfy our debt service, capital expenditure and working capital requirements and because certain covenants in our debt instruments are based on similar measures. While EBITDA and adjusted EBITDA are used as measures of operations and the ability to meet debt service requirements, they are not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations. The calculations of EBITDA and adjusted EBITDA are shown below:

	Year Ended December 31,
	1997	1998	1999	2000	2001
		(Dollars in Thousands)
Net income (loss)	$(3,808)	$6,597	$(43,451)	$(2,203)	$10,530
Depreciation expense	15,993	33,493	47,055	54,924	63,761
Amortization expense, primarily goodwill	2,426	11,289	14,565	14,390	14,454
Interest expense, net	7,808	41,772	51,958	77,051	65,651
Provision for income taxes	1,700	8,736	3,297	1,969	11,462

EBITDA	24,119	101,887	73,424	146,131	165,858
Non-cash stock-based compensation(a)	—	100	—	333	1,456
Separation and related costs(b)	—	—	—	4,573	—
Recapitalization, merger integration, and regulatory costs(c)	16,350	2,818	52,581	4,523	—

Extraordinary (gain) loss, net of taxes	(1,849)	2,271	17,766	—	2,240

Adjusted EBITDA	$38,620	$107,076	$143,771	$155,560	$169,554

  (a)
  Non-cash stock-based compensation of $1,456 for the year ended December 31, 2001, represents $800 as a result of amending certain stock option agreements in June 2001 to reduce performance targets, $525 for options issued in November 2000 to certain employees at exercise prices below the fair value of our common stock, and $131 for Phantom Shares issued to non-employee directors below fair market value. Non-cash stock-based compensation of $333 for the year ended December 31, 2000, represents $55 for options issued to certain employees at exercise prices below the fair value of our common stock, $68 for Phantom Shares issued to four non-employee directors below fair market value, and $210 for common stock issued to one of our executive officers at below fair market value. Non-cash stock-based compensation of $100 for the year ended December 31, 1998, represents options issued to certain employees at exercise prices below the fair value of our common stock.

  (b)
  Separation and related costs for the year ended December 31, 2000 represent $4,232 associated with separation costs and the cash-out of stock options for an executive officer who resigned his management duties due to health-related issues and $341 associated with the recruitment of his replacement.

  (c)
  Recapitalization, merger integration and regulatory costs for the year ended December 31, 2000, represent $704 of professional fees paid in connection with the KKR acquisition, $570 of compensatory costs related to stock option buy-backs and severance payments resulting from change in control provisions triggered by the KKR acquisition, $154 related to additional severance for employees of SMT Health Services Inc., or SMT, $123 of integration costs to migrate acquired entities to a common systems platform for direct patient billing, and $850 for assessments and $2,122 for costs and related professional fees to settle regulatory matters associated with the direct patient billing process of one of our acquired entities. Recapitalization, merger integration and regulatory costs for the year ended December 31, 1999, represent $19,640 in professional fees paid in connection with the KKR acquisition, $17,082 related to the purchase of outstanding stock options in connection with the KKR acquisition, $6,003 in bonus payments paid in connection with the KKR acquisition, $1,088 in provisions to conform the accounting policies with respect to accounts receivable reserves, as well as employee vacation and sick pay reserves in connection with the SMT merger, $2,164 in employee severance costs in connection with the SMT merger, $3,075 in professional fees and other merger integration costs associated with the SMT merger and other acquired entities, and $3,529 for assessments to settle regulatory matters associated with the direct patient billing process of one of our acquired entities. Recapitalization, merger integration and regulatory costs for the year ended December 31, 1998, represent $1,846 in special non-recurring bonuses paid in connection with the Mobile Technology Inc. acquisition, $722 of professional fees associated with accounting and billing systems conversions of acquired companies, and a $250 provision for bad debt conforming accounting adjustment made in connection with the American Shared acquisition. Recapitalization, merger integration and regulatory costs for the year ended December 31, 1997, represent $16,350 in professional fees and other costs paid in connection with the acquisition of substantially all of our company by Apollo Investment Fund III, L.P. and its related entities.

(2)
Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by revenues.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are a leading national provider of outsourced diagnostic imaging services, with 89% of our 2001 revenues derived from magnetic resonance imaging, or MRI. We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a mobile, shared-service basis. Our services normally include the use of our imaging or therapeutic systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day operations. We had 419 diagnostic imaging and therapeutic systems, including 339 MRI systems, and 1,325 clients in 42 states at December 31, 2001.

        Approximately 90% of our revenues for the year ended December 31, 2001 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients' receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. These contracts, which are usually three to five years in length, are typically non-cancelable by our clients and often contain automatic renewal provisions. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided.

        Approximately 10% of our revenues for the year ended December 31, 2001 were generated by providing services directly to patients from our sites located at or near hospital or other healthcare provider facilities, which we refer to as retail revenues. Our revenue from these sites is generated from direct billings to patients or their third-party payors, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

        The principal components of our operating costs, excluding depreciation, are compensation paid to technologists and drivers, annual system maintenance costs, transportation and travel costs, and system rental costs. Because a majority of these expenses are fixed, increased revenue as a result of higher scan volumes per system significantly improves our margins while lower scan volumes result in lower margins.

        The principal components of selling, general and administrative expenses are sales force compensation, marketing costs, business development expenses, corporate overhead costs and our provision for doubtful accounts.

        For the year ended December 31, 2001, we recorded $1.5 million in non-cash stock-based compensation primarily as a result of amending certain stock option agreements in June 2001 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value. One-half of the options granted under our 1999 Equity Plan are "performance options." These options vest on the eighth anniversary of the grant date if the option holder is still our employee, but the vesting accelerates if we meet the operating performance targets specified in the option agreements. On June 20, 2001, our compensation committee authorized us to enter into amended option agreements to reduce the performance targets for the performance options. As a result, if we achieve the reduced performance targets but do not achieve the original performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, we would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option's exercise price. We estimate that we will incur an additional $3 million to $6 million in the aggregate of non-cash stock-based compensation charges over the next three and a half years as a result of amending option agreements to reduce performance targets. These charges, however, may not be evenly distributed over each of those three and a half years or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees. We estimate that we will record an additional $2.6 million in charges over the next seven years as a result of granting options to purchase our common stock at an exercise price below its fair value.

        Over the past five years, we have increased revenue through acquisitions, increased scan volumes at existing client sites, and added new clients. During this same period, the growth rate of our adjusted EBITDA (earnings before income taxes, depreciation, amortization, net interest expense, recapitalization costs, merger integration costs, regulatory costs, separation and related costs, non-cash stock-based compensation, and extraordinary items) has exceeded the growth rate of revenue primarily as a result of spreading our fixed costs over a larger revenue base, implementing cost reduction and containment measures, and converting leased MRI systems obtained through acquisitions to owned MRI systems. In the second half of 2000, we added a substantial amount of infrastructure and upgraded our information systems in anticipation of supporting our future growth rate, which increased our selling, general and administrative expenses as a percentage of revenue in 2000 compared to 1999, as well as 2001 compared to 2000.

        At December 31, 2001, we had approximately $170.0 million of net operating losses available for federal tax purposes to offset future taxable income, subject to certain limitations. These net operating losses begin to expire in 2003.

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

KKR Acquisition

        On November 2, 1999, Viewer Holdings L.L.C., an affiliate of KKR, acquired approximately 92% of Alliance in a recapitalization merger. Viewer is owned by two investment funds sponsored by KKR. Continuing as a private company after the KKR acquisition, we focused on integrating our prior acquisitions and strengthening the infrastructure of our business. In particular, we made significant capital expenditures to upgrade equipment we assumed in prior acquisitions, hired a new Chief Operating Officer and other members of senior management, invested in a new retail billing system and enhanced our sales, business development and human resources personnel. The KKR acquisition and our current level of debt have not altered our capital expenditures, nor have they resulted in any other material adverse effects on the nature of our business.

        The KKR acquisition consisted of a recapitalization merger in 1999 in which a wholly-owned subsidiary of Viewer was merged with and into Alliance. In connection with that merger, Viewer paid $191.8 million in cash to acquire 34,269,570 shares of common stock from Alliance. All of the previously outstanding shares of Alliance, except for certain retained shares, were converted into $5.60 per share in cash. In addition, KKR paid approximately $4.9 million to members of senior management and their children to acquire an additional 875,000 shares. Upon the consummation of the KKR acquisition, Viewer owned approximately 92% of Alliance. The $5.60 per share cash consideration paid by KKR valued our total equity at $226.2 million, including outstanding stock options. We used a substantial portion of the net proceeds from our sale of shares to KKR, together with $466.0 million of borrowings under a newly established senior secured credit facility and a $260.0 million subordinated bridge loan from KKR, to:

  •
  redeem for approximately $320 million, net of proceeds from the exercise of options, a portion of our common stock and options held by existing stockholders;

  •
  retire approximately $548 million of our existing debt and preferred stock; and

  •
  pay approximately $43 million of transaction-related and deferred debt financing fees and expenses.

        In connection with the KKR acquisition, we incurred a significant amount of debt. As of December 31, 2001, we had $656.0 million of outstanding debt, excluding letters of credit and guarantees, consisting of $379.0 million of borrowings under our credit facility, $260.0 million aggregate principal amount of outstanding 10 3/8% senior subordinated notes due 2011, and $17.0 million of equipment debt. Of that debt, we incurred $466.0 million (of which $379.0 was remaining at December 31, 2001) under our credit facility in connection with the KKR acquisition, and we used the proceeds from the offering of the 10 3/8% senior subordinated notes to repay a $260.0 million subordinated bridge loan from KKR we incurred in connection with the KKR acquisition. Our indebtedness could require us to dedicate a substantial portion of our cash flow to payments on our debt and thereby reduce the availability of our cash flow to fund working capital, make capital expenditures and invest in the growth of our business. In addition, the substantial interest payments on our debt could make it more difficult for us to achieve and sustain profitability.

Significant Acquisition

        On May 13, 1999, we acquired all the outstanding common stock of Three Rivers Holding Corp., the parent corporation of SMT Health Services, Inc., in a stock-for-stock merger. We exchanged approximately 16.4 million shares of common stock for all the outstanding common shares of Three Rivers. At the time of the merger, Three Rivers was wholly owned by affiliates of Apollo Management, L.P., which held approximately 82.6% of our outstanding common stock. Accordingly, the merger has been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. As such, our accompanying financial statements, footnotes, and management's discussion and analysis of financial condition and results of operations have been restated to include the assets, liabilities and operations of SMT from the date when both entities were under Apollo's control, which was December 18, 1997.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Revenue increased $29.9 million, or 8.7%, to $375.2 million in 2001 compared to $345.3 million in 2000 primarily due to higher scan-based MRI revenue and higher MRI revenue under fixed-fee contracts. Overall, scan-based MRI revenue in 2001 increased $17.9 million, or 6.1%, compared to 2000 primarily as a result of an 8.3% increase in our MRI scan volume. We attribute this increase to the increase in the number of scans for existing clients primarily as a result of additional scan-based systems in operation and an increase in average daily scan volume per MRI system. The average daily scan volume per MRI system increased to 9.6 in 2001 from 9.4 in 2000. The increase in scan-based revenue was partially offset by a 1.9% decrease in average price per MRI scan. The decrease in average price realized per scan is primarily the result of clients achieving discounted price levels on incremental scan volume, our granting price reductions to certain clients, and an increase in wholesale revenue compared to retail revenue, which has a higher per-scan price, as a percentage of total MRI revenue. Fixed-fee MRI revenue increased $1.8 million, or 8.5%, due to an increase in short and long-term fixed-fee system rental contracts. Additionally, other revenue increased $10.2 million, or 32.2%, primarily due to an increase in positron emission tomography, or PET, revenue.

        We had 339 MRI systems at December 31, 2001 compared to 319 MRI systems at December 31, 2000. The increase was primarily a result of planned system additions to satisfy client demand.

        Operating expenses, excluding depreciation, increased $10.5 million, or 6.9%, to $162.2 million in 2001 compared to $151.7 million in 2000. Compensation and related employee expenses increased $6.2 million, or 8.1%, primarily as a result of an increase in the number of employees necessary to support new systems in operation and an increase in technologists' wages. System maintenance expense increased $4.0 million, or 12.3%, primarily due to an increase in the number of systems in service and systems coming off warranty. Medical supplies increased $3.0 million, or 61.0%, primarily as a result of an increase in radiopharmaceutical expenses associated with PET. Expenses incurred under management agreements increased $0.8 million, or 17.5%. Equipment rental expense decreased $3.5 million, or 23.0%, resulting from a lower number of leased MRI systems and transportation units in operation. Operating expenses, excluding depreciation, as a percentage of revenue, decreased to 43.2% in 2001 from 43.9% in 2000 as a result of the factors described above.

        Selling, general and administrative expenses increased $5.5 million, or 14.5%, to $43.5 million in 2001 compared to $38.0 million in 2000. Compensation and related employee expenses increased $4.8 million, or 22.1%, primarily due to increased staffing levels primarily in the areas of sales and marketing, patient billing and scheduling, legal and human resources. Outside service expenses increased $0.5 million, or 25.1%, primarily as a result of increased temporary labor and consulting costs. The provision for doubtful accounts, which was 1.5% of revenue in 2001 compared to 1.6% in 2000, increased by $0.3 million primarily as a result of the growth in revenue. All other selling, general and administrative expenses decreased $0.1 million. Selling, general and administrative expenses as a percentage of revenue increased to 11.6% in 2001 from 11.0% in 2000 as a result of the factors described above.

        In 2001, we recorded $1.5 million in non-cash stock-based compensation primarily as a result of amending certain stock option agreements in June 2001 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value. In 2000, we recorded $0.3 million in non-cash stock-based compensation primarily as a result of granting options in November 2000 to purchase our common stock at an exercise price below its fair value.

        Depreciation expense increased $8.9 million, or 16.2%, to $63.8 million in 2001 compared to $54.9 million in 2000 principally due to a higher amount of depreciable assets associated with MRI system additions and upgrades, as well as an increase in the number of PET systems which have a shorter depreciable life than MRIs.

        Amortization expense, primarily related to goodwill, totaled $14.5 million in 2001 compared to $14.4 million in 2000.

        Interest expense, net, decreased $11.4 million, or 14.8%, to $65.7 million in 2001 compared to $77.1 million in 2000, primarily as a result of lower average outstanding debt balances and lower average interest rates in 2001 compared to 2000.

        Provision for income taxes in 2001 was $11.5 million, resulting in an effective tax rate of 47.3%. Our effective tax rate was higher than statutory rates primarily as a result of non-deductible goodwill and state income taxes. Although we had a pre-tax loss in 2000, provision for income taxes in 2000 was $2.0 million, primarily as a result of non-deductible goodwill, non-deductible KKR acquisition expenses and state income taxes.

        In 2001, we recorded a $2.2 million extraordinary loss, net of taxes, on the early extinguishment of debt related to the repayment of our senior subordinated credit facility using the proceeds from the issuance of our $260.0 million senior subordinated notes.

        Our net income was $10.5 million, or $0.24 per share on a diluted basis, in 2001 compared to a net loss of $(2.2) million, or $(0.06) per share on a diluted basis in 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

        Revenue increased $27.2 million, or 8.6%, to $345.3 million in 2000 compared to $318.1 million in 1999 primarily due to higher scan-based MRI revenue and higher MRI revenue under fixed-fee contracts. Overall, scan-based MRI revenue in 2000 increased $18.7 million, or 6.8%, compared to 1999 primarily as a result of an 11.5% increase in our MRI scan volume. We attribute this increase to the increase in the number of scans for existing clients primarily as a result of our continuing MRI systems upgrade program, and to additional scan-based systems in operation. The average daily scan volume per MRI system increased to 9.4 in 2000 from an estimated 9.3 in 1999. The increase in scan-based revenue was partially offset by a decrease in scan volume from clients who did not renew their contracts and an estimated 4.3% decrease in average price per MRI scan. The decrease in average price realized per scan is primarily the result of an increase in wholesale revenue compared to retail revenue, which has a higher per-scan price, as a percentage of total MRI revenue, granting price reductions to certain clients, and clients achieving discounted price levels on incremental scan volume. Fixed-fee MRI revenue increased $7.8 million, or 61.3%, due to an increase in short and long-term fixed-fee system rental contracts. Additionally, revenue associated with management agreements increased $1.6 million, or 23.8%, and other revenue decreased $0.9 million, or 3.8%.

        We had 319 MRI systems at December 31, 2000 compared to 283 MRI systems at December 31, 1999. The increase was primarily a result of planned system additions to satisfy client demand.

        Operating expenses, excluding depreciation, increased $8.5 million, or 5.9%, to $151.7 million in 2000 compared to $143.2 million in 1999. Compensation and related employee expenses increased $8.2 million, or 13.0%, primarily as a result of an increase in the number of employees necessary to support new systems in operation and an increase in technologists' wages. Fuel expense increased $1.1 million, or 36.6%, primarily as a result of an increase in fuel prices, as well as an increase in the number of shared-use MRI systems in operation. System rental expense decreased $2.3 million, or 20.3%, resulting from a lower number of leased MRI systems in operation. Expenses incurred under management agreements increased $1.1 million, or 29.7%. All other operating expenses, excluding depreciation, increased $0.4 million. Operating expenses, excluding depreciation, as a percentage of revenue, decreased from 45.0% in 1999 to 43.9% in 2000 as a result of spreading our fixed costs over a larger revenue base and a conversion of leased systems to owned systems upon the expiration of operating leases.

        Selling, general and administrative expenses increased $6.9 million, or 22.2%, to $38.0 million in 2000 compared to $31.1 million in 1999. Compensation and related employee expenses increased $2.3 million, or 11.9%, primarily due to increased staffing levels primarily in the areas of retail billing and collections, information systems, corporate development and legal. Professional service expenses increased $1.0 million, or 101%, primarily as a result of increased information services costs associated with training for the implementation of our retail billing system as well as increased costs incurred to support our financial, marketing and operations functions. Marketing and business development expenses increased $0.4 million, or 78.7%, primarily as a result of our sales and marketing efforts associated with positron emission tomography, or PET, services. The provision for doubtful accounts increased by $1.5 million primarily as a result of the growth in revenue. Also, we recorded $0.8 million in expenses associated with a compliance review in 2000. All other selling, general and administrative expenses increased $0.9 million. Selling, general and administrative expenses, as a percentage of revenue, increased from 9.8% in 1999, to 11.0% in 2000 as a result of the factors described above.

        In 2000, we recorded $0.3 million in non-cash stock-based compensation primarily as a result of granting options in November 2000 to purchase our common stock at an exercise price below its fair value.

        Separation and related costs of $4.6 million for the year ended December 31, 2000 represent $4.3 million associated with separation costs and the repurchase of stock options for an executive officer who resigned his management duties due to health-related issues and $0.3 million associated with the recruitment of his replacement.

        Recapitalization, merger integration and regulatory costs of $4.5 million for the year ended December 31, 2000 represent $0.7 million of professional fees paid in connection with the KKR acquisition, $0.6 million of compensatory costs related to stock option buy-backs and severance payments resulting from change in control provisions triggered by the KKR acquisition, $0.1 million related to additional severance for employees of SMT, $0.1 million of integration costs to migrate acquired entities to a common systems platform for direct patient billing, and $0.9 million for assessments and $2.1 million for costs and related professional fees to settle regulatory matters associated with the direct patient billing process of one of our acquired entities.

        Recapitalization, merger integration and regulatory costs of $52.6 million for the year ended December 31, 1999 represent $19.6 million in professional fees paid in connection with the KKR acquisition, $17.1 million related to the purchase of outstanding stock options in connection with the KKR acquisition, $6.0 million in bonus payments paid in connection with the KKR acquisition, $1.1 million in provisions to conform the accounting policies with respect to accounts receivable reserves, as well as employee vacation and sick pay reserves in connection with the SMT Merger, $2.2 million in employee severance costs in connection with the SMT Merger, $3.1 million in professional fees and other merger integration costs associated with the SMT Merger and other acquired entities, and $3.5 million for assessments to settle regulatory matters associated with the direct patient billing process of one of the Company's acquired entities.

        Depreciation expense increased $7.8 million, or 16.6%, to $54.9 million in 2000 compared to $47.1 million in 1999 principally due to a higher amount of depreciable assets associated with system additions and upgrades.

        Amortization expense, primarily related to goodwill, totaled $14.4 million in 2000 and $14.6 million in 1999.

        Interest expense, net, increased $25.1 million, or 48.3%, to $77.1 million in 2000 compared to $52.0 million in 1999, as a result of higher average outstanding debt balances during 2000 as compared to 1999. This increase was primarily related to debt incurred in connection with the KKR acquisition and increases in average interest rates in 2000 compared to 1999. The interest rate on substantially all of our long-term debt is variable.

        Although we had a pre-tax loss in 2000, provision for income taxes in 2000 was $2.0 million, primarily as a result of non-deductible goodwill, non-deductible KKR acquisition expenses and state income taxes. Although we had a pre-tax loss in 1999, the provision for income taxes in 1999 was $3.3 million, primarily as a result of non-deductible KKR acquisition expenses and also non-deductible goodwill and state income taxes.

        In 1999, we recorded a $17.8 million extraordinary loss, net of taxes, on the early extinguishment of debt related to the KKR acquisition and SMT debt refinancing.

        We recorded a net loss in 2000 of $(2.2) million, or $(0.06) per share, compared to a net loss in 1999 of $(43.5) million, or $(0.89) per share. The net loss per common share calculation in 1999 reflects preferred stock dividends and financing fee accretion of $2.1 million and excess of consideration paid over carrying amount of preferred stock purchased of $2.8 million.

Liquidity and Capital Resources

        Our primary source of liquidity is cash from operating activities. We generated cash of $96.4 million and $92.0 million from operating activities in 2001 and 2000, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI scans, the price we can charge our customers for providing MRI services and the costs to us of providing those services. In addition, as of December 31, 2001, we had $150.0 million available borrowings under our revolving line of credit.

        Our primary use of capital resources is to fund capital expenditures. We used cash of $74.1 million and $91.0 million for investing activities in 2001 and 2000, respectively. We incur capital expenditures for the purposes of:

  •
  purchasing new systems;

  •
  replacing less advanced systems with new systems;

  •
  providing upgrades of our MRI systems and upgrading our corporate infrastructure for future growth; and

  •
  purchasing systems upon termination of operating leases.

        Capital expenditures totaled $75.4 million during the year ended December 31, 2001. Capital expenditures totaled $101.6 million during the year ended December 31, 2000. During the year ended December 31, 2001, we purchased 33 MRI systems, including replacement systems. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2002 and finance substantially all of these purchases with our available cash, cash from operating activities and our revolving line of credit. We expect capital expenditures to total approximately $75 to $80 million in 2002.

        In connection with the November 1999 acquisition of Alliance Imaging by an affiliate of KKR, we entered into a $616.0 million credit agreement. We also entered into a $260.0 million senior subordinated credit facility agreement with KKR, which was extinguished in April 2001. The credit agreement contains restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, capital expenditures and prepayments of other indebtedness. Additionally, the credit agreement contains financial covenants which, as of December 31, 2001, require a minimum interest coverage ratio of 1.65 to 1.0 as well as a maximum leverage ratio of 6.0 to 1.0. As of December 31, 2001, we are in compliance with all covenants contained in our credit agreement. Our failure to comply with these covenants could permit the lenders under the credit agreement to declare all amounts borrowed under the agreement, together with accrued interest and fees, to be immediately due and payable. If the indebtedness under the credit facility is accelerated, we may not have sufficient assets to repay amounts due under the credit facility. If we are not able to refinance our debt, we could become subject to bankruptcy proceedings.

        In April 2001, we issued $260.0 million of our 10 3/8% Senior Subordinated Notes due 2011 (the "Private Notes") in a transaction exempt from the registration requirements of the Securities Act of

1933, as amended, and used the proceeds to repay our senior subordinated credit facility. The Private Notes contained restrictive covenants which, among other things, limited the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and restrictive payments. The Private Notes were unsecured senior subordinated obligations and were subordinated in right of payment to all existing and future senior debt, including bank debt.

        On July 30, 2001, we completed our offer to exchange our 10 3/8% Senior Subordinated Notes due 2011, which have been registered under the Securities Act of 1933, as amended (the "Exchange Notes"), for all of our outstanding Private Notes. The terms of the Exchange Notes are substantially identical to the Private Notes, except for the elimination of some transfer restrictions, registration rights and liquidated damages provisions relating to the Private Notes. We did not receive any proceeds from the exchange offer. As of December 31, 2001, we are in compliance with all covenants contained in our Exchange Notes. Our failure to comply with these covenants could permit the trustee under the Indenture relating to the Exchange Notes and the note holders to declare the principal amounts under the Exchange Notes, together with accrued and unpaid interest, to be immediately due and payable. If the indebtedness under the Exchange Notes, or any of our other indebtedness, is accelerated, and we are not able to refinance our debt, we could become subject to bankruptcy proceedings.

        In August 2001, we used the net proceeds of approximately $111.0 million from our initial public offering of common stock to pay down $30.0 million under the revolving loan facility, $38.0 million under Tranche A of the term loan facility, and $43.0 million under Tranche C of the term loan facility.

        The maturities of our long-term debt, future payments under our operating leases, and binding equipment purchase commitments as of December 31, 2001 are as follows:

Contractual Obligations	2002	2003	2004	2005	2006	Thereafter	Total
	(In Millions)
Term Loans	$—	$—	$26.5	$33.5	$37.5	$281.5	$379.0
Senior Subordinated Notes	—	—	—	—	—	260.0	260.0
Equipment Loans	7.0	3.5	2.7	2.6	1.2	—	17.0
Operating Leases	5.1	3.5	2.3	0.8	0.1	—	11.8
Equipment Purchase Commitments	15.6	—	—	—	—	—	15.6

Total	$27.7	$7.0	$31.5	$36.9	$38.8	$541.5	$683.4

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

Significant Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. See Note 2 to the consolidated financial statements for a summary of significant accounting policies. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

        All revenues are recognized at the time the service is performed. The majority of the Company's revenues are derived directly from healthcare providers. To a lesser extent, revenues are generated from direct billings to patients or their medical payors which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from direct patient billing amounted to approximately 12%, 10% and 10% of revenues in the years ended December 31, 1999, 2000, and 2001, respectively. We continuously monitor collections from direct patient billings and compare these collections to revenue, net of contractual discounts, recorded at the time of service. While such contractual discounts have historically been within our expectations and the provisions established, an inability to accurately estimate contractual discounts in the future could have a material adverse impact on our operating results.

Accounts Receivable

        The Company provides shared and single-user diagnostic imaging equipment and technical support services to the healthcare industry and directly to patients on an outpatient basis. Substantially all of the Company's accounts receivable are due from hospitals, other healthcare providers and health insurance providers located throughout the United States. Services are generally provided pursuant to long-term contracts with hospitals and other healthcare providers or directly to patients, and generally collateral is not required. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon any specific customer collection issues that we have identified and our historical experience. While such credit losses have historically been within our expectations and the provisions established, an inability to accurately estimate credit losses in the future could have a material adverse impact on our operating results.

Deferred Taxes

        Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future tax benefits are recognized only to the extent that the realization of such benefits is considered to be more likely than not. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to significantly increase our valuation allowance resulting in a substantial increase in our effective tax rate which could have a material adverse impact on our operating results.

Recent Accounting Pronouncements

        In July 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS 141 did not have a material impact on the Company's financial position and results of operations.

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 is effective January 1, 2002 and requires goodwill and certain intangible assets to remain on the balance sheet and not be amortized. On an annual basis, or when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company will discontinue amortization of goodwill as of January 1, 2002 for financial reporting purposes, and will comply with periodic impairment test procedures. The amortization of intangible assets is expected to total approximately $2.8 million in 2002. Management does not expect any goodwill impairment charges upon adoption of SFAS 142.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. SFAS 143 is effective for financial statements with fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company's financial position and results of operations.

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and for reporting of discontinued operations. SFAS 144 is effective for financial statements with fiscal years beginning after December 15, 2001. This Statement is not expected to have a material impact on the Company's financial position and results of operations.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

        Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly in the section entitled "Liquidity and Capital Resources", and elsewhere in this annual report on Form 10-K, are "forward-looking statements," within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as results of operations and financial condition, capital expenditures, the consummation of acquisitions and financing transactions and the effect of such transactions on the Company's business and the Company's plans and objectives for future operations and expansion are examples of forward-looking statements. In some cases you can identify these statements by forward-looking words like "may", "will", "should", "expect", "anticipate", "believe", "estimate", "predict", "continue" or similar words. These forward-looking statements are subject to risks and uncertainties which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. These risks and uncertainties include factors affecting our leverage, including fluctuations in interest rates, our ability to incur financing, the effect of operating and financial restrictions in our debt instruments, the accuracy of our estimates regarding our capital requirements, the effect of intense levels of competition in our industry, changes in the healthcare regulatory environment, our ability to keep pace with technological developments within our industry, and other risks and uncertainties, including those enumerated and described under "Risk Factors" in Amendment No. 2 to our Registration Statement on Form S-1, as filed with the Securities and Exchange Commission, on July 20, 2001. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We sell our services exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

        Our interest expense is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our indebtedness has interest rates which are variable. The recorded carrying amount of our long-term debt under our Credit Agreement approximates fair value as these borrowings have variable rates that reflect currently available terms and conditions for similar debt.

        Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short-term maturities.

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

	December 31, 2001
	Expected Maturity Date
	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
	(Dollars in Millions)
Liabilities:
Long-term debt:
Fixed rate	$7.0	$3.5	$2.7	$2.6	$1.2	$260.0	$277.0	$292.9
Average interest rate	8.26%	7.65%	8.39%	8.82%	8.13%	10.38%	10.24%	9.28%
Variable rate	—	—	$26.5	$33.5	$37.5	$281.5	$379.0	$379.0
Average interest rate	N/A	N/A	3.88%	3.87%	3.86%	5.20%	4.86%	4.86%

Item 8.    Financial Statements and Supplementary Data.

ALLIANCE IMAGING, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Alliance Imaging, Inc.

        We have audited the accompanying consolidated balance sheets of Alliance Imaging, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and stockholders' deficit for each of the three years in the period ended December 31, 2001. Our audits also included the consolidated financial statement schedule for the years ended December 31, 2001, 2000 and 1999, listed in the Index at Item 14(a)(2). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the consolidated financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Imaging, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP

Costa Mesa, California
February 19, 2002
(March 12, 2002 as to Note 12)

ALLIANCE IMAGING, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	December 31,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$12,971	$22,051
Accounts receivable, net of allowance for doubtful accounts of $15,570 in 2000 and $12,244 in 2001	49,973	53,294
Deferred income taxes	3,085	4,030
Prepaid expenses	1,874	2,549
Other receivables	4,189	1,797

Total current assets	72,092	83,721
Equipment, at cost	506,735	579,219
Less accumulated depreciation	(176,939)	(226,686)

Equipment, net	329,796	352,533
Goodwill, net of accumulated amortization of $35,600 in 2000 and $49,288 in 2001	151,981	162,831
Other intangible assets, net of accumulated amortization of $14,570 in 2000 and $12,205 in 2001	69,450	31,908
Deferred financing costs, net of accumulated amortization of $3,095 in 2000 and $4,316 in 2001	14,104	17,493
Deposits and other assets	8,737	9,746

Total assets	$646,160	$658,232

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$11,980	$12,689
Accrued compensation and related expenses	8,776	11,255
Accrued interest payable	14,412	7,401
Other accrued liabilities	23,188	20,513
Current portion of long-term debt	15,863	7,036

Total current liabilities	74,219	58,894
Long-term debt, net of current portion	483,126	388,925
Senior subordinated credit facility due to affiliate	260,000	—
Senior subordinated notes	—	260,000
Minority interests	702	1,784
Deferred income taxes	31,922	29,486

Total liabilities	849,969	739,089
Commitments and Contingencies (Note 7)
Stockholders' deficit:
Common stock, $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding—38,068,360 at December 31, 2000 and 47,456,930 at December 31, 2001	381	475
Additional paid-in deficit	(137,575)	(25,547)
Note receivable from officer	(300)	—
Accumulated deficit	(66,315)	(55,785)

Total stockholders' deficit	(203,809)	(80,857)

Total liabilities and stockholders' deficit	$646,160	$658,232

See accompanying notes.

ALLIANCE IMAGING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	1999	2000	2001
Revenues	$318,106	$345,287	$375,216
Costs and expenses:
Operating expenses, excluding depreciation	143,238	151,722	162,190
Selling, general and administrative expenses	31,097	38,005	43,472
Non-cash stock-based compensation	—	333	1,456
Separation and related costs	—	4,573	—
Recapitalization, merger integration, and regulatory costs	52,581	4,523	—
Depreciation expense	47,055	54,924	63,761
Amortization expense, primarily goodwill	14,565	14,390	14,454
Interest expense, net of interest income of $709 in 1999, $770 in 2000 and $582 in 2001	51,958	77,051	65,651

Total costs and expenses	340,494	345,521	350,984

Income (loss) before income taxes and extraordinary loss	(22,388)	(234)	24,232
Provision for income taxes	3,297	1,969	11,462

Income (loss) before extraordinary loss	(25,685)	(2,203)	12,770
Extraordinary loss, net of taxes of $12,020 in 1999 and $1,494 in 2001	(17,766)	—	(2,240)

Net income (loss)	(43,451)	(2,203)	10,530
Less: Preferred stock dividends and financing fee accretion	(2,081)	—	—
Less: Excess of consideration paid over carrying amount of preferred stock repurchased	(2,796)	—	—

Income (loss) applicable to common stockholders	$(48,328)	$(2,203)	$10,530

Earnings (loss) per common share:
Income (loss) before extraordinary loss	$(0.56)	$(0.06)	$0.30
Extraordinary loss, net of taxes	(0.33)	—	(0.05)

Net income (loss) per common share	$(0.89)	$(0.06)	$0.25

Earnings (loss) per common share—assuming dilution:
Income (loss) before extraordinary loss	$(0.56)	$(0.06)	$0.29
Extraordinary loss, net of taxes	(0.33)	—	(0.05)

Net income (loss) per common share—assuming dilution	$(0.89)	$(0.06)	$0.24

Weighted average number of shares of common stock and common stock equivalents:
Basic	54,210	38,000	42,004
Diluted	54,210	38,000	44,612

See accompanying notes.

ALLIANCE IMAGING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,
	1999	2000	2001
Operating activities:
Net income	$(43,451)	$(2,203)	$10,530
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary loss, net of taxes	17,766	—	2,240
Provision for doubtful accounts	4,580	5,450	5,778
Non-cash stock-based compensation	—	333	1,456
Depreciation and amortization	61,620	69,314	78,215
Amortization of deferred financing costs	2,720	2,270	2,577
Distributions in excess of equity in undistributed income of investee	(600)	(538)	(357)
Increase in deferred income taxes	2,948	1,970	11,442
Gain on sale of equipment	(88)	(254)	(534)
Changes in operating assets and liabilities:
Accounts receivable	(13,350)	(3,546)	(8,641)
Prepaid expenses	767	700	(675)
Other receivables	60	(188)	2,282
Other assets	544	(92)	(1,669)
Accounts payable	(1,253)	7,836	670
Accrued compensation and related expenses	(302)	1,511	2,479
Accrued interest payable	8,520	8,520	(7,011)
Other accrued liabilities	(2,030)	718	(2,976)
Minority interests	(254)	243	558

Net cash provided by operating activities	38,197	92,044	96,364

Investing activities:
Equipment purchases	(95,914)	(101,554)	(75,428)
Decrease (increase) in deposits on equipment	(8,058)	13,913	888
Acquisitions, net of cash received	(893)	(4,063)	(718)
Proceeds from sale of equipment	793	709	1,172

Net cash used in investing activities	(104,072)	(90,995)	(74,086)

	Year Ended December 31,
	1999	2000	2001
Financing activities:
Principal payments on equipment debt	$(20,686)	$(13,298)	$(9,932)
Proceeds from equipment debt	—	2,438	337
Principal payments on term loan facility	(320,655)	—	(87,000)
Proceeds from term loan facility	536,000	—	—
Principal payments on revolving loan facility	(68,835)	(15,000)	(54,000)
Proceeds from revolving loan facility	32,602	33,000	36,000
Principal payments on senior subordinated notes	(185,000)	—	—
Proceeds from senior subordinated notes	—	—	260,000
Consent payments and fees to retire senior subordinated notes	(16,131)	—	—
Proceeds from senior subordinated credit facility	260,000	—	—
Principal payments on senior subordinated credit facility	—	—	(260,000)
Payments of debt issuance costs	(17,905)	(50)	(9,700)
Repurchase of Series F preferred stock	(21,550)	—	—
Proceeds from exercise of employee stock options	507	28	99
Repurchase and retirement of common stock	(302,553)	—	(146)
Net proceeds from issuance of common stock	191,802	—	110,844
Proceeds from note receivable from officer	—	—	300

Net cash provided by (used in) financing activities	67,596	7,118	(13,198)

Net increase in cash and cash equivalents	1,721	8,167	9,080
Cash and cash equivalents, beginning of year	3,083	4,804	12,971

Cash and cash equivalents, end of year	$4,804	$12,971	$22,051

Supplemental disclosure of cash flow information:
Interest paid	$46,653	$67,031	$70,667
Income taxes paid	101	229	65
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$115	$3,319	$871
Capital lease obligations for the acquisition of equipment	—	—	8,590
Preferred stock dividend accrued and financing fee accretion	2,081	—	—
Issuance of common stock to an officer in exchange for a promissory note	—	300	—

See accompanying notes.

ALLIANCE IMAGING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Dollars in Thousands)

	Common Stock		Additional Paid-In Capital (Deficit)	Note Receivable From Officer
					Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 1998	57,170,490	$572	$(25,319)	$—	$(18,580)	$(43,327)
Exercise of common stock options	605,940	6	501	—	—	507
Repurchase and retirement of common stock	(54,057,420)	(541)	(302,012)	—	—	(302,553)
Issuance of common stock	34,269,570	343	191,459	—	—	191,802
Series F preferred stock dividend accrued and accretion	—	—	—	—	(2,081)	(2,081)
Repurchase of Series F preferred stock	—	—	(2,796)	—	—	(2,796)
Net loss	—	—	—	—	(43,451)	(43,451)

Balance at December 31, 1999	37,988,580	380	(138,167)	—	(64,112)	(201,899)
Exercise of common stock options	26,180	—	299	—	—	299
Issuance of common stock	53,600	1	28	(300)	—	(271)
Non-cash stock-based compensation	—	—	265	—	—	265
Net loss	—	—	—	—	(2,203)	(2,203)

Balance at December 31, 2000	38,068,360	381	(137,575)	(300)	(66,315)	(203,809)
Exercise of common stock options	39,750	—	99	—	—	99
Issuance of common stock	9,375,000	94	110,750	—	—	110,844
Repurchase and retirement of common stock	(26,180)	—	(146)	—	—	(146)
Non-cash stock-based compensation	—	—	1,325	—	—	1,325
Proceeds from note receivable from officer	—	—	—	300	—	300
Net income	—	—	—	—	10,530	10,530

Balance at December 31, 2001	47,456,930	$475	$(25,547)	$—	$(55,785)	$(80,857)

See accompanying notes.

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

(Dollars in Thousands, Except Per Share Amounts)

1.    Description of the Company and Basis of Financial Statement Presentation

        Description of the Company—Alliance Imaging, Inc. and its subsidiaries (the "Company") provide diagnostic imaging and therapeutic systems and related technical support services, as well as management services, to hospitals and other healthcare providers. Diagnostic imaging services are provided on both a mobile, shared-user basis, as well as on a full-time basis to single customers. The Company operates entirely within the United States and is one of the largest outsourced providers of magnetic resonance imaging ("MRI") services in the country.

        Principles of Consolidation and Basis of Financial Statement Presentation—The accompanying consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all majority owned subsidiaries over which the Company exercises control, and for which control is other than temporary. Intercompany transactions have been eliminated. Investments in non-consolidated affiliates (20-50 percent owned companies and majority owned entities over which the Company does not possess control) are accounted for under the equity method. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

        Initial Public Offering—On August 1, 2001, the Company completed an initial public offering of 9,375,000 shares of its common stock priced at $13 per share. The Company used the net proceeds of approximately $111,000, after deducting underwriting discounts, commissions and estimated offering expenses, to pay down $30,000 under the revolving credit facility, $38,000 under Tranche A of the term loan facility, and $43,000 under Tranche C of the term loan facility.

        Common Stock Split—On June 30, 2001, in connection with the initial public offering of the Company's common stock, the Company's Board of Directors and its majority shareholder authorized a ten-for-one stock split which was effectuated July 6, 2001. As a result of the stock split, the accompanying consolidated financial statements reflect an increase in the number of outstanding shares of common stock and the transfer of the par value of these additional shares from additional paid-in deficit. All share and per share amounts have been restated to reflect the retroactive effect of the stock split for all periods presented.

        1999 Recapitalization Merger—On November 2, 1999, after obtaining approval of the stockholders, the Company completed a series of transactions contemplated by an Agreement and Plan of Merger between Viewer Acquisition Corp. ("Viewer") and the Company (the "1999 Recapitalization Merger") whereby the Company: obtained proceeds from debt financing aggregating $726,000; issued 34,269,570 shares of its common stock in exchange for all of the outstanding stock of Viewer and received net proceeds of $191,802; and converted all shares of its common stock held by existing stockholders in excess of 2,844,120 shares that were retained by an affiliate of Apollo Management, L.P., ("Apollo") into the right to receive approximately $5.60 per share in cash. The Company used the cash proceeds from these transactions to fund: the purchase of its common stock from existing stockholders—$302,553; purchase of outstanding stock options—$17,082; repayment of existing debt—$526,858; transaction costs charged to expense—$25,423; deferred debt financing fees—$17,149; redemption of series F preferred stock—$21,550; and an increase in the Company's cash balance of $7,188.

        As a result of these transactions, the Company experienced an approximate 92% ownership change. Viewer, which was formed and is wholly owned by certain affiliates of Kohlberg Kravis Roberts & Co. ("KKR") obtained ownership of approximately 92% of the Company's outstanding common stock, and the Company refinanced substantially all of its long-term debt. The Company paid $12,140 to KKR for professional services rendered in connection with the 1999 Recapitalization Merger. The 1999 Recapitalization Merger and related transactions have been treated as a leveraged recapitalization in which the issuance and retirement of debt have been accounted for as financing transactions, the sale and purchases of the Company's stock have been accounted for as capital transactions at amounts received from or paid to stockholders, and no changes were made to the carrying values of the Company's assets and liabilities that were not directly impacted by the transactions.

        Common Control Merger—On May 13, 1999, the Company acquired all of the outstanding common stock of Three Rivers Holding Corp. ("Three Rivers"), the parent corporation of SMT Health Services, Inc. ("SMT"), in a stock-for-stock merger (the "SMT Merger"). The Company exchanged 16,444,380 shares of common stock for all the outstanding common shares of Three Rivers. At the time of the SMT Merger, Three Rivers was wholly owned by affiliates of Apollo, which held approximately 82.6% of the Company's outstanding common stock. Accordingly, the SMT Merger has been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. As such, the accompanying financial statements and footnotes have been restated to include the assets, liabilities and operations of SMT from the date when both entities were under Apollo's control, which was December 18, 1997.

        In connection with the SMT Merger in 1999, the Company amended and restated its previous credit agreement to add a new $70,000 Tranche D term loan facility which was used to fund: repayment of SMT's existing indebtedness—$62,044; payment on the Company's previous revolving loan facility—$6,000; transaction costs charged to expense—$851; deferred financing costs—$650; and an increase in the Company's cash balance of $455. In 1999, the Company recorded an extraordinary loss of $2,240 (net of taxes of $1,515) associated with the write-off of unamortized deferred financing costs of $1,753 on SMT's existing indebtedness and $2,002 on Alliance's Tranche C term loan facility under its previous credit agreement.

        Separation and Related Costs—Separation and related costs for the year ended December 31, 2000 represent $4,232 associated with separation costs and the cash-out of stock options for an executive officer who resigned his management duties due to health-related issues and $341 associated with the recruitment of his replacement.

        Recapitalization, Merger Integration and Regulatory Costs—Recapitalization, merger integration and regulatory costs for the year ended December 31, 2000 represent $704 of professional fees paid in connection with the 1999 Recapitalization Merger, $570 of compensatory costs related to stock option buy-backs and severance payments resulting from change in control provisions triggered by the 1999 Recapitalization Merger, $154 related to additional severance for employees of SMT, $123 of integration costs to migrate acquired entities to a common systems platform for direct patient billing, and $850 for assessments and $2,122 for costs and related professional fees to settle regulatory matters associated with the direct patient billing process of one of the Company's acquired entities.

        Recapitalization, merger integration and regulatory costs for the year ended December 31, 1999, represent $19,640 in professional fees paid in connection with the 1999 Recapitalization Merger,

$17,082 related to the purchase of outstanding stock options in connection with the 1999 Recapitalization Merger, $6,003 in bonus payments paid in connection with the 1999 Recapitalization Merger, $1,088 in provisions to conform the accounting policies with respect to accounts receivable reserves, as well as employee vacation and sick pay reserves in connection with the SMT Merger, $2,164 in employee severance costs in connection with the SMT Merger, $3,075 in professional fees and other merger integration costs associated with the SMT Merger and other acquired entities, and $3,529 for assessments to settle regulatory matters associated with the direct patient billing process of one of the Company's acquired entities.

2.    Summary of Significant Accounting Policies

        Cash and Cash Equivalents—The Company considers short-term investments with original maturities of three months or less to be cash equivalents.

        Accounts Receivable—The Company provides shared and single-user diagnostic imaging equipment and technical support services to the healthcare industry and directly to patients on an outpatient basis. Substantially all of the Company's accounts receivable are due from hospitals, other healthcare providers and health insurance providers located throughout the United States. Services are generally provided pursuant to long-term contracts with hospitals and other healthcare providers or directly to patients, and generally collateral is not required. Receivables generally are collected within industry norms for third-party payors. Estimated credit losses are provided for in the consolidated financial statements and losses experienced have been within management's expectations.

        Concentration of Credit Risk—Financial instruments which potentially subject the Company to a concentration of credit risk principally consists of cash, cash equivalents and trade receivables. The Company invests available cash in money market securities of high-credit-quality financial institutions. The Company has cash and cash equivalents in the amount of $12,426 and $21,464 as of December 31, 2000 and 2001, respectively, in excess of federally insured limits. At December 31, 2000 and 2001, the Company's accounts receivable were primarily from clients in the healthcare industry. To reduce credit risk, the Company performs periodic credit evaluations of its clients, but does not generally require advance payments or collateral. Credit losses to clients in the healthcare industry have not been material.

        Equipment—Equipment is stated at cost and is generally depreciated using the straight-line method over an initial estimated life of three to eight years to an estimated residual value, generally between five and twenty percent of original cost. If the Company continues to operate the equipment beyond its initial estimated life, the residual value is then depreciated to a nominal salvage value over three years.

        Routine maintenance and repairs are charged to expense as incurred. Major repairs and purchased software and hardware upgrades, which extend the life of or add value to the equipment, are capitalized and depreciated over the remaining useful life.

        With the exception of a small amount of office furniture, office equipment and leasehold improvements, substantially all of the property owned by the Company relates to diagnostic imaging equipment, tractors and trailers used in the business.

        Goodwill, Long-Lived Assets, and Other Intangibles—The Company amortizes goodwill and other intangibles using the straight-line method over a period of four to twenty-five years. For acquired entities, the amortization period selected is primarily based upon the estimated life of the customer contracts, including expected renewals, and other related assets acquired, not to exceed twenty years. The Company evaluates the potential impairment of goodwill and other intangibles on an ongoing basis. Additionally, the Company reviews its long-lived assets and related intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at the lowest level at which net cash flows can be directly attributable to long-lived assets and is performed on an undiscounted basis. For any assets identified as impaired, the Company measures the impairment as the amount by which the carrying value of the asset exceeds the fair value of the asset. In estimating the fair value of the asset, management utilizes a valuation technique based on the present value of expected future cash flows. In 2001, the Company determined that the goodwill and intangible assets recorded in connection with the 1998 acquisition of Mobile Technology, Inc. needed revision. As a result, the Company reduced customer contracts by $32,551, reduced long-term deferred tax assets by $13,329, and increased goodwill by $19,222. This revision had no impact on previously reported net income (loss).

        Revenue Recognition—The majority of the Company's revenues are derived directly from healthcare providers. To a lesser extent, revenues are generated from direct billings to patients or their medical payors which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from direct patient billing amounted to approximately 12%, 10% and 10% of revenues in the years ended December 31, 1999, 2000 and 2001, respectively. No single customer accounted for more than 3% of consolidated revenues in each of the three years in the period ended December 31, 2001. All revenues are recognized at the time the service is performed.

        Income Taxes—The provision for income taxes is determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future tax benefits are recognized only to the extent that the realization of such benefits is considered to be more likely than not. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.

        Fair Values of Financial Instruments—The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value based on the short-term maturity of these instruments. The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate fair value based on the short-term nature of these accounts. The carrying amount reported in the balance sheet for long-term debt under our Credit Agreement approximates fair value, as these borrowings have variable rates that reflect currently available terms and conditions for similar debt. The fair value of the Company's senior subordinated notes and its equipment loans was $292,871 compared to the carrying amount reported on the balance sheet of $276,961 as of December 31, 2001. The fair value of the Company's senior subordinated notes was based upon its bond trading price at December 31, 2001. The fair value of the equipment loans was estimated using discounted cash flow analyses, based on the Company's current incremental rates for similar types of equipment loans.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Reclassifications—Certain reclassifications have been made in the 1999 and 2000 financial statements to conform to the 2001 presentation.

        Comprehensive Income—Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. For the years ended December 31, 1999, 2000 and 2001, the Company did not have any components of other comprehensive income as defined in SFAS 130. Therefore, statements of comprehensive income have not been presented.

        Segment Reporting—Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Management reviews the operating results of the Company's nine regional offices for the purpose of making operating decisions and assessing performance. Based on the aggregation criteria in SFAS 131, the Company has aggregated the results of its nine regional offices into one reportable segment.

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

        Recent Accounting Pronouncements—In July 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS 141 did not have a material impact on the Company's financial position and results of operations.

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 is effective January 1, 2002 and requires goodwill and certain intangible assets to remain on the balance sheet and not be amortized. On an annual basis, or when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company will discontinue amortization of goodwill as of January 1, 2002 for financial reporting purposes, and will comply with periodic impairment test procedures. The amortization of intangible assets is expected to total approximately $2,800 in 2002. Management does not expect any goodwill impairment charges upon adoption of SFAS 142.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. SFAS 143 is effective for financial statements with fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company's financial position and results of operations.

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and for reporting of discontinued operations. SFAS 144 is effective for financial statements with fiscal years beginning after December 15, 2001. This Statement is not expected to have a material impact on the Company's financial position and results of operations.

3.    Other Accrued Liabilities

        Other accrued liabilities consisted of the following:

	December 31,
	2000	2001
Accrued systems rental and maintenance costs	$4,092	$4,331
Accrued site rental fees	1,015	1,376
Accrued taxes payable	7,978	7,464
Accrued regulatory costs	4,350	560
Accrued severance and related costs	1,116	656
Other accrued expenses	4,637	6,126

Total	$23,188	$20,513

4.    Long-Term Debt and Senior Subordinated Credit Facility

        Long-term debt consisted of the following:

	December 31,
	2000	2001
Term loan facility	$466,000	$379,000
Senior subordinated credit facility due to affiliate	260,000	—
Senior subordinated notes	—	260,000
Revolving loan facility	18,000	—
Equipment debt	14,989	16,961

Long-term debt, including current portion	758,989	655,961
Less current portion	15,863	7,036

Long-term debt	$743,126	$648,925

        On November 2, 1999, in connection with the 1999 Recapitalization Merger, the Company entered into a new $616,000 Credit Agreement (the "Credit Agreement") consisting of a $131,000 Tranche A Term Loan Facility, a $150,000 Tranche B Term Loan Facility, a $185,000 Tranche C Term Loan Facility, and a $150,000 Revolving Loan Facility. The Credit Agreement requires loans to be prepaid with 100% of the net proceeds of unreinvested asset sales and 50% of annual consolidated excess cash flow. In addition, the Credit Agreement contains restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, capital expenditures and prepayments of other indebtedness. As of December 31, 2001, the Company is in compliance with all covenants under the Credit Agreement. As noted in the maturities schedule, principal payments are required on various dates through 2006 for Tranche A, 2007 for Tranche B, and 2008 for Tranche C. Voluntary prepayments are permitted in whole or in part without premium or penalty. Interest under the term loan facility and revolving loan facility is variable based on the Company's leverage ratio and changes in specified published rates and the bank's prime lending rate. The weighted average interest rates on the Tranche A, Tranche B, and Tranche C Term Loan Facilities at December 31, 2001 were 3.81%, 5.08%, and 5.33%, respectively. The Company pays a commitment fee equal to 0.35% per annum on the undrawn portion available under the Revolving Loan Facility subject to decreases in certain circumstances. The Company also pays variable per annum fees in respect of outstanding letters of credit. The Credit Agreement is collateralized by the Company's equity interests in its majority owned subsidiaries, partnerships and limited liability companies and its unencumbered assets, which include accounts receivable, inventory, equipment, and intellectual property.

        In connection with the 1999 Recapitalization Merger, the Company also entered into a $260,000 Senior Subordinated Credit Facility with KKR. On May 2, 2001, any outstanding balance on the Senior Subordinated Credit Facility would have converted into senior subordinated term notes ("KKR Term Notes") maturing on November 2, 2009. Voluntary prepayments were permitted in whole or in part without premium or penalty. Interest under the Senior Subordinated Credit Facility was at the greater of the three, six or twelve-month U.S. treasury obligations plus 4% (payable quarterly, reset at twelve months). Interest under the KKR Term Notes would have been at a variable rate, which is set annually, equal to the U.S. treasury obligations maturing on November 2, 2009 plus 9% payable semi-annually (not to exceed 17%).

        On November 2, 1999, the Company used a portion of the proceeds from the Credit Agreement and the Senior Subordinated Credit Facility to pay off its term loan facility and revolving loan facility under its previous credit agreement, its senior subordinated notes, and its subordinated term securities. In connection with this transaction, the Company recorded an extraordinary loss of $15,526, net of income tax benefit, which primarily consisted of consent payments and repurchase premiums on the senior subordinated notes and subordinated term securities, as well as writing off existing unamortized deferred financing costs.

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

        On July 30, 2001, the Company completed its offer to exchange its 10 3/8% Senior Subordinated Notes due 2011, which have been registered under the Securities Act of 1933, as amended (the "Exchange Notes"), for all of its outstanding Private Notes. The terms of the Exchange Notes are substantially identical to the Private Notes, except for the elimination of some transfer restrictions, registration rights and liquidated damages provisions relating to the Private Notes. The Company did not receive any proceeds from the exchange offer. As of December 31, 2001, the Company was in compliance with all covenants contained in our Exchange Notes.

        In August 2001, the Company used the net proceeds of approximately $111,000 from its initial public offering of common stock to pay down $30,000 under the revolving loan facility, $38,000 under Tranche A of the term loan facility, and $43,000 under Tranche C of the term loan facility.

        The maturities of long-term debt as of December 31, 2001 are as follows:

	Term Loans
				Subordinated Notes	Equipment Loans
	Tranche A	Tranche B	Tranche C			Total
Year ending December 31:
2002	$—	$—	$—	$—	$7,036	$7,036
2003	—	—	—	—	3,514	3,514
2004	25,000	1,500	—	—	2,703	29,203
2005	32,000	1,500	—	—	2,540	36,040
2006	36,000	1,500	—	—	1,168	38,668
Thereafter	—	141,000	140,500	260,000	—	541,500

	$93,000	$145,500	$140,500	$260,000	$16,961	$655,961

        Of the Company's total indebtedness at December 31, 2001, $641,661 is an obligation of the Company and $14,300 is an obligation of the Company's consolidated subsidiaries.

5.    Preferred Stock

        On December 18, 1997, the Company authorized 300,000 shares of a new Series F redeemable preferred stock. The stock was recorded at $14,400 (liquidation value of $15,000 less a financing fee of $600). The financing fee was being accreted on a straight-line basis over the ten-year term of the stock. The holders of the Series F redeemable preferred stock were entitled to receive cumulative dividends at the rate of 13.5% per annum of the stated liquidation value. Unpaid dividends accumulated and were payable quarterly by the Company in kind for the first five years after issuance, and thereafter in cash. In connection with the 1999 Recapitalization Merger (see Note 1), the Company repurchased all outstanding shares of Series F redeemable preferred stock at a premium of $2,796, which was recorded to additional paid-in capital in November 1999. The Company's amended and restated certificate of incorporation provides for the issuance of 1,000,000 shares of preferred stock with a $0.01 per share par value.

6.    Stockholders' Deficit

        Earnings (Loss) Per Common Share—The following table sets forth the computation of basic and diluted earnings (loss) per share (amounts in thousands, except per share amounts):

	Year Ended December 31,
	1999	2000	2001
Numerator:
Income (loss) before extraordinary loss	$(25,685)	$(2,203)	$12,770
Preferred stock dividends and financing fee accretion	(2,081)	—	—
Excess of consideration paid over carrying amount of preferred stock repurchased	(2,796)	—	—

Income (loss) available to common stockholders before extraordinary loss	$(30,562)	$(2,203)	$12,770

Denominator:
Denominator for basic earnings per share—weighted-average shares	54,210	38,000	42,004
Effect of dilutive securities:
Employee stock options	—	—	2,608

Denominator for diluted earnings per share—adjusted weighted-average shares	54,210	38,000	44,612

Basic earnings (loss) per share before extraordinary loss	$(0.56)	$(0.06)	$0.30

Diluted earnings (loss) per share before extraordinary loss	$(0.56)	$(0.06)	$0.29

        The diluted share base for the years ended December 31, 1999 and 2000 excludes incremental shares of 2,670 and 2,720, respectively, related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's net loss for the years ended December 31, 1999 and 2000.

        Stock Options and Awards—The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options at intrinsic value because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options.

        In December 1997, the Company adopted a new employee stock option plan ("1997 Equity Plan") pursuant to which options with respect to a total of 4,685,450 shares of the Company's common stock were available for grant. Options were granted at their fair value at the date of grant. All options have 10-year terms. On November 2, 1999, in connection with the 1999 Recapitalization Merger (see Note 1), all options under the 1997 Equity Plan became fully vested.

        In connection with the SMT Merger, outstanding employee stock options under the 1997 Three Rivers Stock Option Plan were converted into options to acquire shares of the Company's common stock. The Three Rivers stock option plan allowed for options with respect to a total of 2,825,200 shares of the Company's common stock to be available for grant. Options were granted at their fair value at the date of grant. All options have 10-year terms. On November 2, 1999, in connection with the 1999 Recapitalization Merger (see Note 1), all options under the 1997 Three Rivers Stock Option Plan became fully vested.

        In connection with the 1999 Recapitalization Merger (see Note 1), the Company adopted a new employee stock option plan pursuant to which options with respect to a total of 6,325,000 shares of the Company's common stock will be available for grant. Options are granted at their fair value at the date of grant, except as noted below. All options have 10-year terms. Fifty percent of the options vest in equal increments over five years and fifty percent vest after eight years (subject to acceleration if certain per-share equity targets are achieved). In November 2000, the Company granted 865,000 options to certain employees at exercise prices below the fair value of the Company's common stock. The exercise price of these options and the fair value of the Company's common stock on the grant date was $5.60 and $9.52 per share, respectively. The compensation expense of $3,395 is being recognized on a straight-line basis over the vesting period of the options. For the year ended December 31, 2000 and 2001, the Company recorded non-cash stock-based compensation of $55 and $525, respectively, with an offset to additional paid-in deficit.

        On June 20, 2001, the Company's compensation committee authorized the Company to amend the option agreements under its 1999 Equity Plan to reduce the performance targets for the performance options. One-half of the options granted under the 1999 Equity Plan are "performance options." These options vest on the eighth anniversary of the grant date if the option holder is still an employee, but the vesting accelerates if the Company meets the operating performance targets specified in the option agreements. As a result of the amendment, if the Company achieves the reduced performance targets but does not achieve the original performance targets, and an option holder terminates employment and exercises their options prior to the eighth anniversary of the option grant date, the Company would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option's exercise price. Management estimates that the Company could incur between $3,000 to $6,000 in the aggregate of these non-cash stock-based compensation charges over the next three and a half years. These charges, however, may not be evenly distributed over each of those three and a half years or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees. For the year ended December 31, 2001, the Company recorded $800 in non-cash stock-based compensation as a result of the amendment.

        The following table summarizes the Company's stock option activity:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 1998	7,740,340	$1.30
Granted	5,343,000	5.39
Exercised	(605,940)	0.84
Redeemed for cash	(4,031,660)	1.36
Canceled	(142,030)	2.21

Outstanding at December 31, 1999	8,303,710	3.92
Granted	865,000	5.60
Exercised	(26,180)	1.10
Redeemed for cash	(955,440)	1.15
Canceled	(114,000)	5.60

Outstanding at December 31, 2000	8,073,090	4.42
Granted	229,000	13.00
Exercised	(39,750)	2.51
Canceled	(1,733,350)	5.59

Outstanding at December 31, 2001	6,528,990	4.42

        The following table summarizes information about all stock options outstanding at December 31, 2001, under the Three Rivers Plan, 1997 Equity Plan and 1999 Equity Plan.

Options Outstanding			Options Exercisable
Options Outstanding	Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Exercise Price
		(Years)
1,603,770	$1.10	6.0	1,603,770	$1.10
129,500	1.65	6.3	129,500	1.65
349,250	2.04	5.8	349,250	2.04
90,000	2.20	7.2	90,000	2.20
82,270	4.59	7.0	82,270	4.59
4,049,200	5.60	8.1	1,379,807	5.60
225,000	13.00	9.6	—	13.00

6,528,990	4.42	7.4	3,634,597	3.02

        SFAS 123 requires presentation of pro forma information regarding net income and earnings per share determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 2000 and 2001, respectively: risk-free interest rates of 6.13%,

5.70% and 4.85%; no dividend yield; volatility factors of the expected market price of the Company's common stock of zero, zero and 50.3%; and a weighted average expected life of the options of 6.44, 6.50 and 6.50 years. Volatility of zero for 1999 and 2000 was used as the Company was not a public entity. The weighted average fair value of options granted during 1999, 2000 and 2001 is $1.76, $5.64 and $7.19, respectively.

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' expected vesting period. The Company's pro forma information for the years ended December 31 are as follows:

	1999	2000	2001
Pro forma net income (loss)	$(29,199)	$(3,083)	$10,142
Pro forma earnings (loss) per share—basic	(0.63)	(0.08)	0.24
Pro forma earnings (loss) per share—assuming dilution	(0.63)	(0.08)	0.23

        Directors' Deferred Compensation Plan—Effective January 1, 2000, the Company established a Directors' Deferred Compensation Plan (the "Director Plan") for all non-employee directors. Each of the non-employee directors has elected to participate in the Director Plan and have their annual fee of $25 deferred into a stock account and converted quarterly into Phantom Shares. Upon retirement, separation from the Board of Directors, or the occurrence of a change of control, each director has the option of being paid cash or issued common stock for their Phantom Shares. For the year ended December 31, 2000 and 2001, the Company recorded non-cash compensation of $68 and $131, respectively, with an offset to other accrued liabilities for the difference between the current fair market value and the original issuance price of the Phantom Shares. At December 31, 2001, $412 was included in other accrued liabilities relating to the Director Plan.

7.    Commitments and Contingencies

        The Company has contracts with its equipment vendors for comprehensive maintenance and cryogen coverage for its MRI and CT systems. The contracts are between one and six years from inception and extend through the year 2004, but may be canceled by the Company under certain circumstances. Contract payments are approximately $31,191 per year. At December 31, 2001, the Company had binding equipment purchase commitments totaling $15,564.

        The Company leases office and warehouse space and certain equipment under non-cancelable operating leases. The office and warehouse leases generally call for minimum monthly payments plus maintenance and inflationary increases. The future minimum payments under such leases are as follows:

Year ending December 31:
2002	$5,065
2003	3,471
2004	2,321
2005	866
2006	74

$11,797

        The Company's total rental expense, which includes short-term equipment rentals, for the years ended December 31, 1999, 2000, and 2001 was $16,075, $14,723, and $12,495, respectively.

        In late 1999, the Company identified potential deficiencies in certain billing processes at one of its retail billing locations. In order to quantify the effect of these deficiencies, the Company conducted a review of the billing process for the preceding five-year period. As a result of this issue, the Company has accrued $4,350 for settlement of these issues, of which $3,790 was paid and $560 is accrued in other accrued liabilities at December 31, 2001.

        The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its results of operations or consolidated financial position.

8.    401(k) Savings Plan

        The Company established a 401(k) Savings Plan (the "Plan") in January 1990. Effective August 1, 1998, the Plan was amended and restated in its entirety. Currently, all employees who are over 21 years of age are eligible to participate after attaining three months of service. Employees may contribute between 1% and 15% of their annual compensation. The Company matches 50 cents for every dollar of employee contributions up to 5% of their annual compensation, subject to the limitations imposed by the Internal Revenue Code. The Company may also make discretionary contributions depending on profitability. No discretionary contributions were made in 1999, 2000 or 2001. The Company incurred and charged to expense $996, $1,179 and $1,357 during 1999, 2000 and 2001, respectively, related to the Plan.

9.    Income Taxes

        The provision for income taxes shown in the consolidated statements of operations consists of the following:

	Year Ended December 31,
	1999	2000	2001
Current:
Federal	$(963)	$(100)	$(456)
State	1,312	99	476

Total Current	349	(1)	20
Deferred:
Federal	1,985	1,125	9,122
State	963	845	2,320

Total Deferred	2,948	1,970	11,442

Total provision for income taxes	$3,297	$1,969	$11,462

        Significant components of the Company's net deferred tax assets (liabilities) at December 31 are as follows:

	2000	2001
Basis differences in equipment	$(61,555)	$(73,390)
Basis differences in intangible assets	(26,172)	(9,032)
Net operating losses	64,041	67,411
Accounts receivable	5,980	3,631
State taxes	2,899	2,637
Accruals not currently deductible for tax purposes	4,715	3,732
Basis differences associated with acquired investments	(1,353)	(2,460)
Other	721	128

Total deferred taxes	(10,724)	(7,343)
Valuation allowance	(18,113)	(18,113)

Net deferred taxes	$(28,837)	$(25,456)

Current deferred tax asset	$3,085	$4,030
Noncurrent deferred tax liability	(31,922)	(29,486)

Net deferred taxes	$(28,837)	$(25,456)

        A reconciliation of the expected total provision for income taxes, computed using the federal statutory rate on income (loss) before extraordinary loss, is as follows:

	Year Ended December 31,
	1999	2000	2001
U.S. Federal statutory tax expense (benefit)	$(7,836)	$(82)	$8,481
State income taxes, net of federal benefit	1,478	614	1,817
Amortization of non-deductible goodwill	975	975	1,035
Nondeductible recapitalization merger expenses	8,609	246	—
Other	71	216	129

Provision for income taxes	$3,297	$1,969	$11,462

        As of December 31, 2001, the Company had net operating loss carryforwards of approximately $170,000 and $90,000 for federal and state income tax purposes, respectively. The utilization of the majority of these net operating loss carryforwards is subject to limitation under Section 382 of the Internal Revenue Code. These loss carryforwards will expire at various dates from 2003 through 2020. As of December 31, 2001, the Company also had alternative minimum tax credit carryforwards of $818 with no expiration date.

        The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are, in management's estimation, more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for certain state net operating loss carryforwards, as well as net operating loss carryforwards from the acquisition of MTI which are subject to limitation. Any reductions in the valuation allowance resulting from realization of the MTI net operating loss carryforwards will result in a reduction of goodwill.

10.    Related-Party Transactions

        The Company paid KKR an annual management fee of $122, $650 and $650 in 1999, 2000 and 2001, respectively, and will continue to receive financial advisory services from KKR on an ongoing basis. In addition, the Company paid to KKR a fee of $12,140 in connection with arranging the transactions associated with the 1999 Recapitalization Merger, including the financings thereof (see Note 1). In connection with the 1999 Recapitalization Merger, the Company borrowed $260,000 under a Senior Subordinated Credit Facility with KKR (see Note 4).

        The Company paid Apollo an annual management fee of $628 in 1999.

        Revenue from management agreements with unconsolidated equity investees was $6,308, $7,295 and $6,508 during 1999, 2000 and 2001, respectively.

        On November 27, 2000, the Company issued 53,600 shares of common stock to an officer of the Company in exchange for a $300 secured promissory note, bearing interest at 6%. Upon issuance of these shares, the Company recorded non-cash compensation of $210 with an offset to additional paid-in deficit for the difference between the fair market value and the issuance price of the shares. In July 2001, the $300 secured promissory note was paid in full with interest.

        On September 1, 1999, the Company acquired Acclaim Medical LLC, a California limited liability company ("Acclaim") from four individuals (the "Sellers") who each held a 25% equity interest in Acclaim. Two of the Sellers were members of the immediate family of two executive officers of the Company at the time of the transaction. The purchase price consisted of $500 in cash ($125 per Seller) plus warrants to purchase 20% (5% per Seller) of the equity interests in Acclaim as of August 31, 2001.

11.    Quarterly Financial Data (Unaudited)

        Summarized quarterly unaudited financial data for the years ended December 31, 2000 and 2001 is as follows:

	Quarter Ended
	Mar. 31, 2000	Jun. 30, 2000	Sep. 30, 2000	Dec. 31, 2000
Revenues	$84,322	$86,899	$88,222	$85,844
Income (loss) before income taxes and extraordinary loss	2,847	2,841	(1,774)	(4,148)
Net income (loss)	1,424	1,420	(887)	(4,160)
Income (loss) before extraordinary loss per common share	$0.04	$0.04	$(0.02)	$(0.11)
Income (loss) before extraordinary loss per common share—assuming dilution	$0.04	$0.04	$(0.02)	$(0.11)
	Quarter Ended
	Mar. 31, 2001	Jun. 30, 2001	Sep. 30, 2001	Dec. 31, 2001
Revenues	$91,257	$93,404	$95,422	$95,133
Income before income taxes and extraordinary loss	2,474	5,567	7,685	8,506
Net income	1,237	785	4,026	4,482
Income before extraordinary loss per common share	$0.03	$0.08	$0.09	$0.09
Income before extraordinary loss per common share—assuming dilution	$0.03	$0.07	$0.09	$0.09

        In the quarter ended June 30, 2001, the Company recorded a $2,240 extraordinary loss on the early extinguishment of debt related to the repayment of its senior subordinated credit facility using the proceeds from the issuance of its $260,000 senior subordinated notes.

12.    Subsequent Event

        On March 12, 2002, the Company repurchased all of the outstanding warrants in Acclaim for an aggregate purchase price of $938 ($234 per Seller).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Set forth below is information regarding our executive officers, including their principal occupations for the past five years and their ages as of March 15, 2002. There are no family relationships between any of our executive officers and any other executive officer or board member. Our executive offices are elected annually by our board of directors and serve at the discretion of our board of directors.

Name	Age	Present Position
Richard N. Zehner	49	Chairman, Chief Executive Officer and Director
Jamie E. Hopping	48	President, Chief Operating Officer and Director
Kenneth S. Ord	55	Executive Vice President and Chief Financial Officer
Terry A. Andrues	50	Executive Vice President
Cheryl A. Ford	46	Executive Vice President
Russell D. Phillips, Jr.	39	General Counsel and Secretary
Howard K. Aihara	38	Vice President and Corporate Controller

        Richard N. Zehner has served as our chairman and chief executive officer since November 1988. Mr. Zehner was our founder and also served as our president from 1983 through February 1998. He has served as a director since 1987 and is currently a member of our board's Executive Committee. Prior to founding the company, Mr. Zehner managed the diagnostic shared-services division of National Medical Enterprises, the predecessor of Tenet Corporation, a nationwide provider of healthcare services. Mr. Zehner began his career as an x-ray technician and subsequently became a radiology department manager.

        Jamie E. Hopping has served as our president and chief operating officer since November 2000 and has been a director since November 2000. Prior to joining us, Ms. Hopping was an independent consultant to various healthcare providers including Catholic Health East and Quorum Health from 1997 to 1999. She was employed by Columbia/HCA Healthcare Corporation as the Western Group president from 1996 to 1997, president of the South Florida Division from 1994 to 1996, chief operating officer of South Florida Division from 1993 to 1994 and chief executive officer of Deering Hospital and Grant Center from 1990 to 1993.

        Kenneth S. Ord has served as our executive vice president and chief financial officer since November 1998. From January 1998 to November 1998, he served as our senior vice president, chief financial officer and secretary. From February 1997 to September 1997 he served as executive vice president and chief financial officer of Talbert Medical Management Corporation and from February 1994 to February 1997 he served as senior vice president and chief financial officer of FHP International Corporation, a publicly traded health maintenance organization.

        Terry A. Andrues has served as our executive vice president, Western United States since November 1998. He is responsible for managing the Pacific, Northwestern, Western, Central and Great Lakes regions. From 1991 to November 1998, he served as our senior vice president of the Central and Pacific Regions and from May 1987 to November 1991, he was our customer support manager with responsibilities in technical education and marketing. Prior to joining us, Mr. Andrues worked as a technologist at Pasadena's Huntington Medical Research Institute, site of the nation's first clinical MRI system. Mr. Andrues maintains his credential as a registered MRI technologist.

        Cheryl A. Ford has served as our executive vice president, Eastern United States since November 1998. She is responsible for managing the Eastern, Mid-Atlantic, New England and Southern regions. From February 1995 to November 1998, she was our senior vice president, Eastern Region.

        Russell D. Phillips, Jr. has served as our general counsel and secretary since March 1998. Prior to joining us, Mr. Phillips served as chief legal officer of Talbert Medical Management Corporation, a publicly traded physician practice management corporation from May 1997 to September 1997, and corporate counsel to FHP International Corporation, a publicly traded health maintenance organization from June 1992 to April 1997. Mr. Phillips was an associate with Skadden, Arps, Slate, Meagher & Flom, LLP from 1987 through 1992.

        Howard K. Aihara has served as our vice president, corporate controller since September 2000. From 1997 until September 2000, Mr. Aihara was vice president, finance, for UniMed Management Company, a physician practice management company in Burbank, California. From 1995 through 1997, he was executive director and corporate controller for AHI Healthcare Systems, Inc. of Downey, California. AHI was a publicly traded physician practice management company.

        The information required by Item 10 of Form 10-K with respect to identification of our directors is incorporated by reference from the information contained in the section captioned "Nominees and Other Members of the Board of Directors" in our 2002 definitive proxy statement.

        The information required by Item 10 of Form 10-K with respect to compliance with Section 16 (a) of the Securities Exchange Act, as amended, is incorporated by reference from the information contained in the section captioned "Section 16 (a) Beneficial Ownership Reporting Compliance" in our 2002 definitive proxy statement.

Item 11.    Executive Compensation.

        The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned "Directors' Compensation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Employment and Change of Control Arrangements" and "Compensation Committee Interlocks and Insider Participation" in our 2002 definitive proxy statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "Ownership of Alliance Common Stock" in our 2002 definitive proxy statement.

Item 13. Certain Relationships and Related Transactions.

        The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "Certain Relationships and Related Party Transactions" in our 2002 definitive proxy statement.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)
  The following documents are filed as part of this Form 10-K:

1.
Financial Statements:

  A listing of the Consolidated Financial Statements, related notes and Report of Independent Auditors is set forth in Item 8 of this report on Form 10-K.

2.
Financial Statement Schedules:

  The following Financial Statement Schedule for the years ended December 31, 2001, 2000 and 1999 is set forth on page 59 of this report on Form 10-K:

        Schedule II—Valuation and Qualifying Accounts

  All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes for the year ended December 31, 2001.

3. Index to Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Alliance.(7)
3.2	Amended and Restated By-laws of Alliance.(7)
4.1	Indenture dated as of April 10, 2001 by and between the Registrant and the Bank of New York with respect to $260 million aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2011.(5)
4.2	Credit Agreement dated as of November 2, 1999, as amended.(5)
4.3	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(7)
10.1	The 1999 Equity Plan for Employees of Alliance and Subsidiaries including the forms of option agreements used thereunder, as amended.(5)
10.2	The Alliance 1997 Stock Option Plan, including form of option agreement used thereunder, as amended.(5)
10.3	The Three Rivers Holding Corp. 1997 Stock Option Plan, as amended.(5)
10.4	2001 Incentive Plan.(5)
10.5	Alliance Directors' Deferred Compensation Plan, as amended.(6)
10.6	Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(1)
10.7	Agreement Not to Compete dated as of July 23, 1999 between Alliance and Richard N. Zehner.(1)
10.8	Amendment to Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(2)
10.9	Amendment to Employment Agreement dated as of December 31, 1997 between Alliance and Richard N. Zehner.(3)

10.10	Second Amendment to Employment Agreement dated as of February 5, 1998 between Alliance and Richard N. Zehner.(3)
10.11	Employment Agreement dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.12	Agreement Not to Compete dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.13	Amended and Restated Employment Agreement dated June 6, 1994 between Alliance and Terry A. Andrues.(5)
10.14	Amended and Restated Employment Agreement dated as of June 6, 1994 between Alliance and Cheryl A. Ford.(5)
10.15	Employment Agreement dated as of November 27, 2000 between Alliance and Jamie E. Hopping.(5)
10.16	Agreement Not to Compete dated as of November 27, 2000 between Alliance and Jamie E. Hopping.(5)
10.17	Repayment and Stock Pledge Agreement dated as of November 27, 2000 between Alliance and Jamie E. Hopping.(5)
10.18	Secured Promissory Note of Jamie E. Hopping dated as of November 27, 2000.(5)
10.19	Employment agreement dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.20	Agreement Not to Compete dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.21	Form of Stockholder's Agreement.(5)
10.22	Agreement and Plan of Merger dated as of April 14, 1999 among Alliance and Three Rivers Holding Corp.(8)
10.23	Agreement and Plan of Merger dated September 13, 1999 between Alliance and Viewer Acquisition Corporation, as amended.(5)
10.24	Registration Rights Agreement dated as of November 2, 1999.(5)
10.25	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.26	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.27	Form of Indemnification Agreement.(6)
21.1	List of Subsidiaries.(9)
23.1	Independent Auditors' Consent.(9)

(1)
Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-2, No. 333-33817.

(2)
Incorporated by reference herein to the indicated Exhibit in response to Item 14(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(3)
Incorporated by reference herein to the indicated Exhibit in response to Item 14(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(4)
Incorporated by reference to exhibits filed in response to Item 6, "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(5)
Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-4, No. 333-60682, as amended.

(6)
Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1, No. 333-64322, as amended.

(7)
Incorporated by reference to exhibits filed in response to Item 6, "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(8)
Incorporated by reference to exhibits filed with the Company's report on Form 8-K filed on April 14, 1999.

(9)
Filed herewith.

(b)
Reports on Form 8-K in the fourth quarter of 2001:

        None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE IMAGING, INC.
March 22, 2002	By:	/s/ Richard N. Zehner Richard N. Zehner, Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2002.

Signature	Title

/s/ Richard N. Zehner Richard N. Zehner	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)
/s/ Jamie E. Hopping Jamie E. Hopping	President, Chief Operating Officer and Director
/s/ Kenneth S. Ord Kenneth S. Ord	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Howard K. Aihara Howard K. Aihara	Vice President and Corporate Controller (Principal Accounting Officer)
/s/ David H. S. Chung David H. S. Chung	Director
/s/ Anthony B. Helfet Anthony B. Helfet	Director
/s/ Henry R. Kravis Henry R. Kravis	Director
/s/ Michael W. Michelson Michael W. Michelson	Director
/s/ George R. Roberts George R. Roberts	Director
/s/ Edward L. Samek Edward L. Samek	Director

ALLIANCE IMAGING, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions (Bad Debt Write-offs, Net of Recoveries)	Balance at End of Period
Year ended December 31, 2001
Allowance for Doubtful Accounts	$15,570	$5,778	$(9,104)	$12,244

Year ended December 31, 2000
Allowance for Doubtful Accounts	$11,688	$5,450	$(1,568)	$15,570

Year ended December 31, 1999
Allowance for Doubtful Accounts	$8,384	$4,580	$(1,276)	$11,688

QuickLinks

PART I
Item 1. Business.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market for Common Equity and Related Stockholder Matters.
Item 6. Selected Consolidated Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
ALLIANCE IMAGING, INC. CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)
ALLIANCE IMAGING, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Amounts)
ALLIANCE IMAGING, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Dollars in Thousands)
ALLIANCE IMAGING, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 (Dollars in Thousands, Except Per Share Amounts)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions.
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
ALLIANCE IMAGING, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Dollars in Thousands)