Form 10-Q
period 2002-03-31
ALLIANCE IMAGING INC /DE/
filed 2002-05-07
CIK 817135

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2002

Commission File Number: 1-16609

ALLIANCE IMAGING, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0239910 (IRS Employer Identification Number)

1065 PacifiCenter Drive
Suite 200
Anaheim, California 92806
(Address of principal executive office)

(714) 688-7100
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes (X)             No (    )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2002:

Common Stock, $.01 par value, 47,577,530 shares

ALLIANCE IMAGING, INC.

FORM 10-Q

March 31, 2002

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2001	March 31, 2002
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,051	$26,356
Accounts receivable, net of allowance for doubtful accounts	53,294	50,216
Deferred income taxes	4,030	4,030
Prepaid expenses	2,549	1,792
Other receivables	1,797	2,757

Total current assets	83,721	85,151
Equipment, at cost	579,219	606,880
Less accumulated depreciation	(226,686)	(243,365)

Equipment, net	352,533	363,515
Goodwill, net	162,831	164,099
Other intangible assets, net	31,908	31,028
Deferred financing costs, net	17,493	16,867
Deposits and other assets	9,746	10,882

Total assets	$658,232	$671,542

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$12,689	$4,933
Accrued compensation and related expenses	11,255	10,287
Accrued interest payable	7,401	14,553
Other accrued liabilities	20,513	18,453
Current portion of long-term debt	7,036	6,795

Total current liabilities	58,894	55,021
Long-term debt, net of current portion	388,925	391,775
Senior subordinated notes	260,000	260,000
Minority interests	1,784	1,865
Deferred income taxes	29,486	35,064

Total liabilities	739,089	743,725
Contingencies (Note 8)
Stockholders' deficit:
Common stock	475	476
Additional paid-in deficit	(25,547)	(24,736)
Accumulated deficit	(55,785)	(47,923)

Total stockholders' deficit	(80,857)	(72,183)

Total liabilities and stockholders' deficit	$658,232	$671,542

See accompanying notes.

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Quarter Ended March 31,
	2001	2002
Revenues	$91,257	$98,734
Costs and expenses:
Operating expenses, excluding depreciation	39,853	44,094
Selling, general and administrative expenses	10,939	11,064
Non-cash stock-based compensation	129	532
Depreciation expense	15,406	16,794
Amortization expense	3,607	558
Interest expense, net of interest income	18,849	12,252

Total costs and expenses	88,783	85,294

Income before income taxes	2,474	13,440
Provision for income taxes	1,237	5,578

Net income	$1,237	$7,862

Earnings per common share:
Basic	$0.03	$0.17

Diluted	$0.03	$0.16

Weighted average number of shares of common stock and common stock equivalents:
Basic	38,070	47,523
Diluted	40,400	49,943

See accompanying notes.

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Quarter Ended March 31,
	2001	2002
Operating activities:
Net income	$1,237	$7,862
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,496	1,487
Non-cash stock-based compensation	129	532
Depreciation and amortization	19,013	17,352
Amortization of deferred financing costs	548	676
Distributions in excess of equity in undistributed income of investee	165	308
Increase in deferred income taxes	—	5,578
Gain on sale of equipment	(102)	(19)
Changes in operating assets and liabilities:
Accounts receivable	(3,635)	2,213
Prepaid expenses	24	760
Other receivables	(1,846)	(1,009)
Other assets	(397)	(257)
Accounts payable	1,609	(7,806)
Accrued compensation and related expenses	(525)	(980)
Accrued interest payable	(6,214)	7,152
Other accrued liabilities	(3,525)	(2,152)
Minority interests	307	81

Net cash provided by operating activities	8,284	31,778

Investing activities:
Equipment purchases	(21,152)	(22,962)
Decrease (increase) in deposits on equipment	2,212	(1,462)
Acquisitions, net of cash received	—	(1,148)
Proceeds from sale of equipment	104	19

Net cash used in investing activities	(18,836)	(25,553)

Financing activities:
Principal payments on equipment debt	(2,735)	(2,150)
Proceeds from revolving loan facility	10,000	—
Payments of debt issuance costs	(50)	(50)
Proceeds from exercise of employee stock options	—	280

Net cash provided by (used in) financing activities	7,215	(1,920)

Net (decrease) increase in cash and cash equivalents	(3,337)	4,305
Cash and cash equivalents, beginning of period	12,971	22,051

Cash and cash equivalents, end of period	$9,634	$26,356

Supplemental disclosure of cash flow information:
Interest paid	$24,675	$4,531
Income taxes paid, net of refunds	(115)	335
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$105	$—
Capital lease obligations assumed for the purchase of equipment	5,165	4,759

See accompanying notes.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

(Unaudited)

(dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates

        Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2001. Certain reclassifications have been made in the 2001 consolidated financial statements to conform to the 2002 presentation.

        Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all majority owned subsidiaries over which the Company exercises control, and for which control is other than temporary. Intercompany transactions have been eliminated. Investments in non-consolidated affiliates (20-50 percent-owned companies and majority owned entities over which the Company does not possess control) are accounted for under the equity method.

        Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements

        Business Combinations—In July 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS 141 did not have a material impact on the Company's consolidated financial position and results of operations.

        Goodwill and Other Intangibles—Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill and certain intangible assets to remain on the balance sheet and not be amortized. On an annual basis, or when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company has discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes, and will comply with periodic impairment test procedures. Management does not expect any goodwill impairment charges due to the adoption of SFAS 142.

        The effect of the adoption of SFAS 142 on net income and earnings per share is as follows:

	Quarter Ended March 31,
	2001	2002
Reported net income	$1,237	$7,862
Goodwill amortization, net of income taxes	1,263	—

Adjusted net income	$2,500	$7,862

Adjusted earnings per share — basic	$0.07	$0.17

Adjusted earnings per share — diluted	$0.06	$0.16

        Accounting for Asset Retirement Obligations—In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. SFAS 143 is effective for financial statements with fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company's consolidated financial position and results of operations.

        Accounting for the Impairment or Disposal of Long-Lived Assets—Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and for reporting of discontinued operations. The effect of the adoption of SFAS 144 did not have a material impact on the Company's consolidated financial position and results of operations.

3. Other Intangible Assets

        Other intangible assets consisted of the following:

	December 31, 2001		March 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer contracts	$38,913	$(7,739)	$38,913	$(8,271)
Other	5,200	(4,466)	1,290	(904)

Total other intangible assets	$44,113	$(12,205)	$40,203	$(9,175)

4. Other Accrued Liabilities

        Other accrued liabilities consisted of the following:

	December 31, 2001	March 31, 2002
Accrued systems rental and maintenance costs	$4,331	$3,783
Accrued site rental fees	1,376	1,388
Accrued taxes payable	7,464	7,609
Accrued regulatory costs	560	455
Accrued severance and related costs	656	410
Other accrued expenses	6,126	4,808

Total other accrued liabilities	$20,513	$18,453

5. Long-Term Debt

        Long-term debt consisted of the following:

	December 31, 2001	March 31, 2002
Term loan facility	$379,000	$379,000
Senior subordinated notes	260,000	260,000
Equipment debt	16,961	19,570

Long-term debt, including current portion	655,961	658,570
Less current portion	7,036	6,795

Long-term debt	$648,925	$651,775

6. Non-Cash Stock-Based Compensation

        In November 2000, the Company granted 865,000 options to certain employees at exercise prices below the fair value of the Company's common stock. The exercise price of these options and the fair value of the Company's common stock on the grant date was $5.60 and $9.52 per share, respectively. The compensation expense of $3,395 is being recognized on a straight-line basis over the vesting period of the options. For the quarter ended March 31, 2001 and 2002, the Company recorded non-cash stock-based compensation of $129 and $132, respectively, with an offset to additional paid-in deficit.

        On June 20, 2001, the Company's compensation committee authorized the Company to amend the option agreements under its 1999 Equity Plan to reduce the performance targets for the performance options. One-half of the options granted under the 1999 Equity Plan are "performance options." These options vest on the eighth anniversary of the grant date if the option holder is still an employee, but the vesting accelerates if the Company meets the operating performance targets specified in the option agreements. As a result of the amendment, if the Company achieves the reduced performance targets but does not achieve the original performance targets, and an option holder terminates employment and exercises their options prior to the eighth anniversary of the option grant date, the Company would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option's exercise price. Management estimates that the Company could incur an additional $3,000 to $6,000 in the aggregate of these non-cash stock-based compensation charges over the next three and a half years. These charges, however, may not be evenly distributed over each of those three and a half years or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees. For the quarter ended March 31, 2002, the Company recorded $400 in non-cash stock-based compensation as a result of the amendment.

7. Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended March 31,
	2001	2002
Numerator:
Net income	$1,237	$7,862

Denominator:
Denominator for basic earnings per share — weighted-average shares	38,070	47,523
Effect of dilutive securities:
Employee stock options	2,330	2,420

Denominator for diluted earnings per share — adjusted weighted-average shares	40,400	49,943

Earnings per common share:
Basic	$0.03	$0.17

Diluted	$0.03	$0.16

8. Contingencies

        The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

9. Related-Party Transactions

        The Company paid KKR $163 in management fees for the quarter ended March 31, 2001 and 2002 and will continue to receive financial advisory services from KKR on an ongoing basis.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading national provider of outsourced diagnostic imaging services, with 86% of our revenues for the first quarter of 2002 derived from magnetic resonance imaging, or MRI. We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a mobile, shared-service basis. Our services normally include the use of our imaging or therapeutic systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day operations. We had 436 diagnostic imaging and therapeutic systems, including 348 MRI systems, and 1,318 clients in 42 states at March 31, 2002.

        Approximately 90% of our revenues for the quarter ended March 31, 2002 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients' receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. These contracts, which are usually three to five years in length, are typically non-cancelable by our clients and often contain automatic renewal provisions. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided.

        Approximately 10% of our revenues for the quarter ended March 31, 2002 were generated by providing services directly to patients from our sites located at or near hospital or other healthcare provider facilities, which we refer to as retail revenues. Our revenue from these sites is generated from direct billings to patients or their third?party payors, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

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

        For the quarter ended March 31, 2002, we recorded $0.5 million in non-cash stock-based compensation primarily as a result of amending certain stock option agreements in June 2001 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value. One-half of the options granted under our 1999 Equity Plan are "performance options." These options vest on the eighth anniversary of the grant date if the option holder is still our employee, but the vesting accelerates if we meet the operating performance targets specified in the option agreements. On June 20, 2001, our compensation committee authorized us to enter into amended option agreements to reduce the performance targets for the performance options. As a result, if we achieve the reduced performance targets but do not achieve the original performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, we would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option's exercise price. We estimate that we will incur an additional

$3 million to $6 million in the aggregate of non-cash stock-based compensation charges over the next three and a half years as a result of amending option agreements to reduce performance targets. These charges, however, may not be evenly distributed over each of those three and a half years or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees. We estimate that we will record an additional $2.5 million in charges over the next seven years as a result of granting options to purchase our common stock at an exercise price below its fair value.

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

Results of Operations

Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001

        Revenue increased $7.5 million, or 8.2%, to $98.7 million in the first quarter of 2002 compared to the first quarter of 2001 primarily due to higher scan-based MRI revenue and higher positron emission tomography, or PET, revenue. Overall, scan-based MRI revenue in the first quarter of 2002 increased $2.9 million, or 3.8%, compared to the first quarter of 2001 primarily as a result of a 6.0% increase in our MRI scan volume. We attribute this increase to the increase in the number of scans for existing clients primarily as a result of additional scan-based systems in operation and an increase in average daily scan volume per MRI system. The average daily scan volume per MRI system increased to 9.7 in the first quarter of 2002 from 9.5 in the first quarter of 2001. The increase in scan-based revenue was partially offset by a 2.1% decrease in average price per MRI scan. The decrease in average price realized per scan is primarily the result of clients achieving discounted price levels on incremental scan volume and our granting price reductions to certain clients. Other revenue increased $4.6 million, or 31.0%, primarily due to an increase in PET revenue and management contract revenue.

        We had 348 MRI systems at March 31, 2002 compared to 325 MRI systems at March 31, 2001. The increase was primarily a result of planned system additions to satisfy client demand.

        Operating expenses, excluding depreciation, increased $4.2 million, or 10.5%, to $44.1 million in the first quarter of 2002 compared to $39.9 million in the first quarter of 2001. Compensation and related employee expenses increased $2.3 million, or 11.4%, primarily as a result of an increase in the number of employees necessary to support new systems in operation and an increase in technologists' wages. Medical supplies increased $0.9 million, or 58.9%, primarily as a result of an increase in radiopharmaceutical expenses associated with PET. Outside medical services increased $0.5 million, or 66.7%, primarily as a result of an increase in outside radiologists services associated with PET. System maintenance expense increased $0.4 million, or 4.8%, primarily due to an increase in the number of systems in service and systems coming off warranty. Expenses incurred under management agreements increased $0.3 million, or 24.9%. Equipment rental expense decreased $0.4 million, or 12.9%, resulting from a lower number of leased MRI systems and transportation units in operation. All other operating expenses, excluding depreciation, increased $0.2 million. Operating expenses, excluding depreciation, as a percentage of revenue, increased to 44.7% in the first quarter of 2002 from 43.7% in the first quarter of 2001 as a result of the factors described above. We expect that a higher percentage of 2002 revenues will be contributed by the PET modality, which has a slightly lower EBITDA margin percentage than the MRI modality primarily due to the very modest EBITDA margin generated from the radiopharmaceutical used in the PET diagnostic study.

        Selling, general and administrative expenses increased $0.2 million, or 1.8%, to $11.1 million in the first quarter of 2002 compared to $10.9 million in the first quarter of 2001. The provision for doubtful accounts was 1.5% of revenue in the first quarter of 2002 compared to 1.6% in the first quarter of 2001. Selling, general and administrative expenses as a percentage of revenue decreased to 11.2% in the first quarter of 2002 from 12.0% in the first quarter of 2001 primarily as a result of spreading these relatively fixed costs over increased revenue in the first quarter of 2002.

        In the first quarter of 2002, we recorded $0.5 million in non-cash stock-based compensation as a result of amending certain stock option agreements in June 2001 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value. In the first quarter of 2001, we recorded $0.1 million in non-cash stock-based compensation as a result of granting options in November 2000 to purchase our common stock at an exercise price below its fair value.

        Depreciation expense increased $1.4 million, or 9.1%, to $16.8 million in the first quarter of 2002 compared to $15.4 million in the first quarter of 2001, principally due to a higher amount of depreciable assets associated with MRI system additions and upgrades, as well as an increase in the number of PET systems which have a shorter depreciable life than MRIs.

        Amortization expense decreased $3.0 million, or 83.3%, to $0.6 million in the first quarter of 2002 compared to $3.6 million in the first quarter of 2001. This decrease is due to our adoption of Statement of Financial Accounting Standards No. 142, which no longer requires the amortization of goodwill.

        Interest expense, net, decreased $6.5 million, or 34.6%, to $12.3 million in the first quarter of 2002 compared to $18.8 million in the first quarter of 2001, primarily as a result of lower average outstanding debt balances as a result of using the proceeds of our initial public offering to pay down debt and lower average interest rates in the first quarter of 2002 compared to the first quarter of 2001.

        Provision for income taxes in the first quarter of 2002 was $5.6 million, resulting in an effective tax rate of 41.5%. Our effective tax rate was higher than statutory rates in the first quarter of 2002 primarily as a result of state income taxes. Provision for income taxes in the first quarter of 2001 was $1.2 million, resulting in an effective tax rate of 50.0%. Our effective tax rate was higher than statutory rates in the first quarter of 2001 primarily as a result of non-deductible goodwill and state income taxes.

        Our net income was $7.9 million, or $0.16 per share on a diluted basis, in the first quarter of 2002 compared to $1.2 million, or $0.03 per share on a diluted basis, in the first quarter of 2001. Our net income, adjusted for the adoption of Statement of Financial Accounting Standards No. 142 (as described above), would have been $2.5 million, or $0.06 per share on a diluted basis, in the first quarter of 2001.

Liquidity and Capital Resources

        Our primary source of liquidity is cash from operating activities. We generated cash of $31.8 million and $8.3 million from operating activities in the first quarter of 2002 and 2001, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI scans, the price we can charge our customers for providing MRI services and the costs to us of providing those services. In addition, as of March 31, 2002, we had $150.0 million of available borrowings under our revolving line of credit.

        Our primary use of capital resources is to fund capital expenditures. We used cash of $25.6 million and $18.8 million for investing activities in the first quarter of 2002 and 2001, respectively. We incur capital expenditures for the purposes of:

  •
  purchasing new systems;

  •
  replacing less advanced systems with new systems;

  •
  providing upgrades of our MRI systems and upgrading our corporate infrastructure for future growth; and

  •
  purchasing systems upon termination of operating leases.

        Capital expenditures totaled $23.0 million in the first quarter of 2002 compared to $21.2 million in the first quarter of 2001. During the first quarter of 2002, we purchased 13 MRI systems, including replacement systems. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2002 and finance substantially all of these purchases with our available cash, cash from operating activities and our revolving line of credit. We expect capital expenditures to total approximately $75 to $80 million in 2002.

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

Recent Accounting Pronouncements

        In July 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS 141 did not have a material impact on the Company's consolidated financial position and results of operations.

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill and certain intangible assets to remain on the balance sheet and not be amortized. On an annual basis, or when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company has discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes, and will comply with periodic impairment test procedures. Management does not expect any goodwill impairment charges due to the adoption of SFAS 142.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. SFAS 143 is effective for financial statements with fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company's consolidated financial position and results of operations.

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and for reporting of discontinued operations. The effect of the adoption of SFAS 144 did not have a material impact on the Company's consolidated financial position and results of operations.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

        Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly in the section entitled "Liquidity and Capital Resources", and elsewhere in this quarterly report on Form 10-Q, are "forward-looking statements," within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as results of operations and financial condition, capital expenditures, the consummation of acquisitions and financing transactions and the effect of such transactions on the Company's business and the Company's plans and objectives for future operations and expansion are examples of forward-looking statements. In some cases you can identify these statements by forward-looking words like "may", "will", "should", "expect", "anticipate", "believe", "estimate", "predict", "continue" or similar words. These forward-looking statements are subject to risks and uncertainties which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. These risks and uncertainties include factors affecting our leverage, including fluctuations in interest rates, our ability to incur financing, the effect of operating and financial restrictions in our debt instruments, the accuracy of our estimates regarding our capital requirements, the effect of intense levels of competition in our industry, changes in the healthcare regulatory environment, our ability to keep pace with technological developments within our industry, and other risks and uncertainties, including those enumerated and described under "Risk Factors" in Amendment No. 2 to our Registration Statement on Form S-1, as filed with the Securities and Exchange Commission, on July 20, 2001. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        During March 2002 a petition was filed with the National Labor Relations Board for certification of the Teamsters union as representative for our Mid-Atlantic Region drivers. On April 26, 2002 the Teamsters union was certified as representative for this unit of drivers. We intend to fulfill our obligations and negotiate in good faith with the union regarding the terms and conditions of the employment of these drivers.

        Similar petitions for certification of the Teamsters union as representative have been filed covering our drivers in our New England and Eastern Regions. The campaign process is currently under way for each of these regions and we will know the outcome of the elections later this month. We do not believe that the vote in the Mid-Atlantic Region or these current petitions will have a material adverse effect on our consolidated results of operations or financial position.

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

(b)
Reports on Form 8-K in the first quarter of 2002:

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE, IMAGING, INC.
May 7, 2002	By:	/s/ RICHARD N. ZEHNER Richard N. Zehner Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
May 7, 2002	By:	/s/ KENNETH S. ORD Kenneth S. Ord Executive Vice President and Chief Financial Officer (Principal Financial Officer)
May 7, 2002	By:	/s/ HOWARD K. AIHARA Howard K. Aihara Vice President and Corporate Controller (Principal Accounting Officer)

QuickLinks

ALLIANCE IMAGING, INC. FORM 10-Q March 31, 2002
Index
  PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
ALLIANCE IMAGING, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
ALLIANCE IMAGING, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in thousands, except per share amounts)
ALLIANCE IMAGING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
ALLIANCE IMAGING, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2002 (Unaudited) (dollars in thousands, except per share amounts)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Overview
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES