Form 10-Q
period 2002-06-30
ALLIANCE IMAGING INC /DE/
filed 2002-08-14
CIK 817135

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2002:

Common Stock, $.01 par value, 47,584,726 shares

ALLIANCE IMAGING, INC.

FORM 10-Q

June 30, 2002

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	December 31, 2001	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$22,051	$18,054
Accounts receivable, net of allowance for doubtful accounts	53,294	50,305
Deferred income taxes	4,030	4,030
Prepaid expenses	2,549	2,995
Other receivables	1,797	4,379

Total current assets	83,721	79,763
Equipment, at cost	579,219	615,573
Less accumulated depreciation	(226,686)	(255,024)

Equipment, net	352,533	360,549
Goodwill	162,831	164,103
Other intangible assets, net	31,908	30,651
Deferred financing costs, net	17,493	16,493
Deposits and other assets	9,746	17,163

Total assets	$658,232	$668,722

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$12,689	$8,170
Accrued compensation and related expenses	11,255	11,261
Accrued interest payable	7,401	6,764
Other accrued liabilities	20,513	22,208
Current portion of long-term debt	7,036	5,806

Total current liabilities	58,894	54,209
Long-term debt, net of current portion	388,925	375,701
Senior subordinated notes	260,000	260,000
Minority interests	1,784	2,201
Deferred income taxes	29,486	38,534

Total liabilities	739,089	730,645
Contingencies (Note 8)
Stockholders' deficit:
Common stock	475	476
Additional paid-in deficit	(25,547)	(24,111)
Accumulated deficit	(55,785)	(38,288)

Total stockholders' deficit	(80,857)	(61,923)

Total liabilities and stockholders' deficit	$658,232	$668,722

See accompanying notes.

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Revenues	$93,404	$103,823	$184,661	$202,557
Costs and expenses:
Operating expenses, excluding depreciation	39,605	44,789	79,458	88,883
Selling, general and administrative expenses	10,881	12,048	21,820	23,112
Non-cash stock-based compensation	263	532	392	1,064
Depreciation expense	15,764	17,301	31,170	34,095
Amortization expense	3,634	575	7,241	1,133
Interest expense, net of interest income	17,690	12,107	36,539	24,359

Total costs and expenses	87,837	87,352	176,620	172,646

Income before income taxes and extraordinary loss	5,567	16,471	8,041	29,911
Provision for income taxes	2,542	6,836	3,779	12,414

Income before extraordinary loss	3,025	9,635	4,262	17,497
Extraordinary loss, net of taxes	(2,240)	—	(2,240)	—

Net income	$785	$9,635	$2,022	$17,497

Earnings per common share:
Income before extraordinary loss	$0.08	$0.20	$0.11	$0.37
Extraordinary loss, net of taxes	(0.06)	—	(0.06)	—

Net income per common share	$0.02	$0.20	$0.05	$0.37

Earnings per common share—assuming dilution:
Income before extraordinary loss	$0.07	$0.19	$0.10	$0.35
Extraordinary loss, net of taxes	(0.05)	—	(0.05)	—

Net income per common share—assuming dilution	$0.02	$0.19	$0.05	$0.35

Weighted average number of shares of common stock and common stock equivalents:
Basic	38,075	47,582	38,077	47,553
Diluted	40,869	50,191	40,678	50,072

See accompanying notes.

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2001	2002
Operating activities:
Net income	$2,022	$17,497
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss, net of taxes	2,240	—
Provision for doubtful accounts	2,924	2,936
Non-cash stock-based compensation	392	1,064
Depreciation and amortization	38,411	35,228
Amortization of deferred financing costs	1,224	1,353
Distributions in excess of equity in undistributed income of investee	(291)	(50)
Deferred income taxes	—	9,048
Loss (gain) on sale of equipment	389	(59)
Changes in operating assets and liabilities:
Accounts receivable	(2,830)	675
Prepaid expenses	(716)	(443)
Other receivables	1,295	(2,631)
Other assets	(676)	(378)
Accounts payable	(4,612)	(4,569)
Accrued compensation and related expenses	191	(6)
Accrued interest payable	(5,112)	(637)
Other accrued liabilities	545	1,604
Minority interests	523	417

Net cash provided by operating activities	35,919	61,049

Investing activities:
Equipment purchases	(30,281)	(37,310)
Increase in deposits on equipment	(5,094)	(7,462)
Acquisitions, net of cash received	—	(1,152)
Proceeds from sale of equipment	199	71

Net cash used in investing activities	(35,176)	(45,853)

Financing activities:
Principal payments on equipment debt	(5,457)	(4,213)
Proceeds from revolving loan facility	25,000	—
Principal payments on term loan facility	(18,000)	(15,000)
Proceeds from senior subordinated notes	260,000	—
Payments on senior subordinated credit facility	(260,000)	—
Payments of debt issuance costs	(8,172)	(353)
Proceeds from exercise of employee stock options	22	280
Repurchase and cancellation of common stock	(146)	—
Proceeds from issuance of common stock	—	93

Net cash used in financing activities	(6,753)	(19,193)

Net decrease in cash and cash equivalents	(6,010)	(3,997)
Cash and cash equivalents, beginning of period	12,971	22,051

Cash and cash equivalents, end of period	$6,961	$18,054

Supplemental disclosure of cash flow information:
Interest paid	$40,770	$23,851
Income taxes paid, net of refunds	11	683
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$105	$—
Capital lease obligations assumed for the purchase of equipment	5,499	4,759

See accompanying notes.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

(Unaudited)

(Dollars in thousands, except per share amounts)

1.    Basis of Presentation, Principles of Consolidation, and Use of Estimates

        Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2001. Certain reclassifications have been made in the 2001 consolidated financial statements to conform to the 2002 presentation.

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

2.    Recent Accounting Pronouncements

        Business Combinations—In July 2001, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The transition provisions of SFAS 141 specify criteria for determining whether an acquired intangible asset should be recognized separately form goodwill. Intangible assets that meet certain criteria will qualify for recording on the balance sheet and will continue to be amortized in the income statement. Such intangible assets will be subject to a periodic impairment test based on estimated fair value. On January 1, 2002, the Company reclassified the carrying value of its work force acquired intangible asset of $322 at December 31, 2001 to goodwill.

        Goodwill and Other Intangibles Assets—Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill and intangible assets with indefinite useful lives to remain on the balance sheet and not be amortized. On an annual basis, or when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company has discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes, and will comply with periodic impairment test procedures. Management has completed a review of each of the Company's reporting units and has concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of January 1, 2002 and June 30, 2002.

        Accounting for Asset Retirement Obligations—In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. SFAS 143 is effective for financial statements with fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS 143 to have a material impact on its financial position or results of operations.

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

        Accounting for Out-of-Pocket Expenses—In November 2001, the FASB announced Emerging Issues Task Force No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expense Incurred" ("EITFD-103"), which should be applied in financial reporting periods beginning after December 15, 2001. The announcement requires companies to characterize reimbursements received for out-of-pocket expenses as revenues in the statement of income. Historically, the Company has appropriately recorded reimbursements received for out-of-pocket expenses as revenues in the statement of income. The Company adopted EITF D-103 as of January 1, 2002. The adoption of EITF D-103 did not have a material effect on the Company's consolidated financial position and results of operations.

        Accounting for Gains and Losses from Extinguishment of Debt—In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses. SFAS 64 amended SFAS 4 and is no longer necessary as SFAS 4 has been rescinded. SFAS 44 has been rescinded, as it is no longer necessary. SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. SFAS 145 is effective for financial statements with fiscal years beginning after May 15, 2002. The Company is currently assessing the impact of adopting SFAS 145 on its consolidated financial position and results of operations.

        Accounting for Costs Associated with Exit or Disposal Activities—In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

3.    Goodwill and Other Intangible Assets

        On January 1, 2002 the Company adopted SFAS 142 and the transition provisions of SFAS 141. As a result, the Company ceased amortizing goodwill and reclassified the December 31, 2001 carrying value of its work force acquired intangible asset to goodwill. Changes in the carrying amount of goodwill is as follows:

Balance at December 31, 2001	$162,831
Reclassification of work force	322
Goodwill acquired during year	950

Balance at June 30, 2002	$164,103

        The effect of the adoption of SFAS 142 on net income and earnings per share is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Reported net income	$785	$9,635	$2,022	$17,497
Goodwill amortization, net of income taxes	1,387	—	2,693	—

Adjusted net income	$2,172	$9,635	$4,715	$17,497

Adjusted earnings per share—basic	$0.06	$0.20	$0.12	$0.37

Adjusted earnings per share—diluted	$0.05	$0.19	$0.12	$0.35

        Other intangible assets consisted of the following:

	December 31, 2001		June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer contracts	$38,913	$(7,739)	$38,913	$(8,808)
Other	5,200	(4,466)	1,487	(941)

Total other intangible assets	$44,113	$(12,205)	$40,400	$(9,749)

        Customer contracts have a weighted average useful life of 19 years. Other intangible assets subject to amortization have a weighted average useful life of seven years. Amortization expense for intangible assets subject to amortization was $1,133 for the six months ended June 30, 2002

        Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2002	$2,284
2003	2,302
2004	2,289
2005	2,259
2006	2,195
2007	2,101

4.    Other Accrued Liabilities

        Other accrued liabilities consisted of the following:

	December 31, 2001	June 30, 2002
Accrued systems rental and maintenance costs	$4,331	$3,825
Accrued site rental fees	1,376	1,403
Accrued taxes payable	7,464	10,848
Accrued regulatory costs	560	392
Accrued severance and related costs	656	261
Other accrued expenses	6,126	5,479

Total other accrued liabilities	$20,513	$22,208

5.    Long-Term Debt

        Long-term debt consisted of the following:

	December 31, 2001	June 30, 2002
Term loan facility	$379,000	$364,000
Senior subordinated notes	260,000	260,000
Equipment debt	16,961	17,507

Long-term debt, including current portion	655,961	641,507
Less current portion	7,036	5,806

Long-term debt	$648,925	$635,701

On June 11, 2002, the Company completed a $286,000 refinancing of its Tranche B and C term loan facility. Under the terms of the amended term loan facility, the Company received proceeds of $286,000 from a new Tranche C term loan facility, and used the entire amount of the proceeds to retire $145,500 and $140,500 owed under Tranche B and C of its existing term loan facility, respectively. The new Tranche C term loan facility has payment of principal amortization of $1,500 due in each of the years 2004, 2005, and 2006, with the remaining principal balance of $281,500 due on November 2, 2008. In addition, the applicable new Tranche C borrowing rate decreased to LIBOR plus 2.375%. The borrowing rate under the previously applicable Tranche B borrowing rate had been LIBOR plus 2.750% and the previously applicable Tranche C borrowing rate had been LIBOR plus 3.000%. The Company's Credit Agreement dated November 2, 1999, will govern the new Tranche C term loan facility with the same security provisions and financial covenants.

6.    Non-Cash Stock-Based Compensation

        In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company's common stock, of which 250,000 options are outstanding at June 30, 2002. The exercise prices of these options and the fair value of the Company's common stock on the grant date were $5.60 and $9.52 per share, respectively. Compensation expense of $981 has been and will be recognized on a straight-line basis over the vesting period of the options. The Company recorded non-cash stock-based compensation of $132 in the quarters ended June 30, 2001 and 2002, respectively, and $261 and $264 in the first six months of 2001 and 2002, respectively, with an offset to additional paid-in deficit.

        On June 20, 2001, the Company's compensation committee authorized the Company to amend the option agreements under its 1999 Equity Plan to reduce the performance targets for the performance options. One-half of the options granted under the 1999 Equity Plan are "performance options." These options vest on the eighth anniversary of the grant date if the option holder is still an employee, but the vesting accelerates if the Company meets the operating performance targets specified in the option agreements. As a result of the amendment, if the Company achieves the reduced performance targets but does not achieve the original performance targets, and an option holder terminates employment and exercises their options prior to the eighth anniversary of the option grant date, the Company would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option's exercise price. Management estimates that the Company could incur an additional $3,000 to $6,000 in the aggregate of these non-cash stock-based compensation charges over the next three years. These charges, however, may not be evenly distributed over each of those three years or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees. For the quarter and six months ended June 30, 2002, the Company recorded $400 and $800, respectively, in non-cash stock-based compensation as a result of the amendment.

7.    Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Numerator:
Income before extraordinary loss	$3,025	$9,635	$4,262	$17,497
Extraordinary loss, net of taxes	(2,240)	—	(2,240)	—

Net income	$785	$9,635	$2,022	$17,497

Denominator:
Denominator for basic earnings per share —weighted-average shares	38,075	47,582	38,077	47,553
Effect of dilutive securities: Employee stock options	2,794	2,609	2,601	2,519

Denominator for diluted earnings per share —adjusted weighted-average shares	40,869	50,191	40,678	50,072

Earnings per common share:
Income before extraordinary loss	$0.08	$0.20	$0.11	$0.37
Extraordinary loss, net of taxes	(0.06)	—	(0.06)	—

Net income per common share	$0.02	$0.20	$0.05	$0.37

Earnings per common share—assuming dilution
Income before extraordinary loss	$0.07	$0.19	$0.10	$0.35
Extraordinary loss, net of taxes	(0.05)	—	(0.05)	—

Net income per common share	$0.02	$0.19	$0.05	$0.35

8.    Contingencies

        The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

9.    Related-Party Transactions

        The Company paid to KKR management fees of $163 and $325 for each of the quarters and six months ended June 30, 2001 and 2002, respectively, and will continue to receive financial advisory services from KKR on an ongoing basis.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading national provider of outsourced diagnostic imaging services, with 85% of our revenues for the first six months of 2002 derived from magnetic resonance imaging, or MRI. We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a mobile, shared-service basis. Our services normally include the use of our imaging or therapeutic systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day operations. We had 440 diagnostic imaging and therapeutic systems, including 351 MRI systems, and 1,323 clients in 42 states at June 30, 2002.

        Approximately 89% of our revenues for the first six months of 2002 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients' receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. These contracts, which are usually three to five years in length, are typically non-cancelable by our clients and often contain automatic renewal provisions. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided.

        Approximately 11% of our revenues for the six months ended June 30, 2002 were generated by providing services directly to patients from our sites located at or near hospital or other healthcare provider facilities, which we refer to as retail revenues. Our revenues from these sites are generated from direct billings to patients or their third-party payors, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

        The principal components of our operating costs, excluding depreciation, are compensation paid to technologists and drivers, annual system maintenance costs, transportation and travel costs, and system rental costs. Because a majority of these expenses are fixed, increased revenues as a result of higher scan volumes per system significantly improves our margins while lower scan volumes result in lower margins.

        The principal components of our selling, general and administrative expenses are sales force compensation, marketing costs, business development expenses, corporate overhead costs and our provision for doubtful accounts.

        For the six months ended June 30, 2002, we recorded $1.1 million in non-cash stock-based compensation primarily as a result of amending certain stock option agreements in June 2001 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value. One-half of the options granted under our 1999 Equity Plan are "performance options." These options vest on the eighth anniversary of the grant date if the option holder is still our employee, but the vesting accelerates if we meet the operating performance targets specified in the option agreements. On June 20, 2001, our compensation committee authorized us to enter into amended option agreements to reduce the performance targets for the performance options. As a result, if we achieve the reduced performance targets but do not achieve the original performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, we would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option's exercise price. We estimate that we will incur an additional

$3 million to $6 million in the aggregate of non-cash stock-based compensation charges over the next three years as a result of amending option agreements to reduce performance targets. These charges, however, may not be evenly distributed over each of those three years or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees.

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

Acquisition

        Effective July 1, 2002, the Company acquired the assets of three free-standing imaging centers and three mobile, shared-services systems from various affiliates of Radiologic Associates of Northwest Indiana, Inc. The free-standing imaging centers include a multi-modality center, an Open MRI center, and a PET center. The mobile, shared-service systems include two SPECT systems and a bone densitometry system. The purchase price consisted of approximately $11.6 million in cash and assumed liabilities. The acquisition was financed using the Company's available cash and line of credit. The goodwill and intangible assets to be recorded as a result of this acquisition are expected to be approximately $10 million.

Results of Operations

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

        Revenue increased $10.4 million, or 11.2%, to $103.8 million in the second quarter of 2002 compared to $93.4 million in the second quarter of 2001 primarily due to higher positron emission tomography, or PET, revenue, higher scan-based MRI revenue, and higher management contract revenue. Overall, scan-based MRI revenue in the second quarter of 2002 increased $3.6 million, or 4.6%, compared to the second quarter of 2001 primarily as a result of a 7.1% increase in our MRI scan volume. We attribute this increase to an increase in the number of scans for existing clients primarily as a result of additional scan-based systems in operation and an increase in average daily scan volume per MRI system. The average daily scan volume per MRI system increased to 10.0 in the second quarter of 2002 from 9.8 in the second quarter of 2001. The increase in scan-based revenue was partially offset by a 2.3% decrease in average price per MRI scan. The decrease in average price realized per scan is primarily the result of clients achieving discounted price levels on incremental scan volume and our granting price reductions to certain clients. Other revenue increased $6.8 million, or 44.6%, primarily due to an increase in PET revenue and management contract revenue.

        We had 351 MRI systems at June 30, 2002 compared to 326 MRI systems at June 30, 2001. The increase was primarily a result of planned system additions to satisfy client demand.

        Operating expenses, excluding depreciation, increased $5.2 million, or 13.1%, to $44.8 million in the second quarter of 2002 compared to $39.6 million in the second quarter of 2001. Compensation and related employee expenses increased $2.9 million, or 14.2%, primarily as a result of an increase in the number of employees necessary to support new systems in operation and an increase in technologists' wages. Medical supplies increased $0.8 million, or 44.9%, primarily as a result of an increase in radiopharmaceutical expenses associated with PET. Outside medical services increased

$0.7 million, or 95.9%, primarily as a result of an increase in outside radiologists services associated with PET. Expenses incurred under management agreements increased $0.2 million, or 18.3%. Equipment rental expense decreased $0.3 million, or 22.6%, resulting from a lower number of leased MRI systems and transportation units in operation. All other operating expenses, excluding depreciation, increased $0.9 million, or 6.7%, primarily due to the overall increase in scan volume. Operating expenses, excluding depreciation, as a percentage of revenue, increased to 43.1% in the second quarter of 2002 from 42.4% in the second quarter of 2001 as a result of the factors described above. We expect that a higher percentage of 2002 revenues will be contributed by the PET modality, which has a slightly lower margin percentage than the MRI modality primarily due to the very modest margin generated from the radiopharmaceutical used in the PET diagnostic study.

        Selling, general and administrative expenses increased $1.2 million, or 10.7%, to $12.0 million in the second quarter of 2002 compared to $10.9 million in the second quarter of 2001. The provision for doubtful accounts was 1.4% of revenue in the second quarter of 2002 compared to 1.5% of revenue in the second quarter of 2001. Selling, general and administrative expenses as a percentage of revenue were 11.6% in the second quarter of 2002 and 2001, respectively.

        In the second quarter of 2002, we recorded $0.5 million in non-cash stock-based compensation primarily as a result of amending certain stock option agreements in June 2001 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value. In the second quarter of 2001, we recorded $0.3 million in non-cash stock-based compensation as a result of granting options in November 2000 to purchase our common stock at an exercise price below its fair value.

        Depreciation expense increased $1.5 million, or 9.8%, to $17.3 million in the second quarter of 2002 compared to $15.8 million in the second quarter of 2001, principally due to a higher amount of depreciable assets associated with MRI system additions and upgrades, as well as an increase in the number of PET systems which have a shorter depreciable life than MRIs.

        Amortization expense decreased $3.0 million, or 84.2%, to $0.6 million in the second quarter of 2002 compared to $3.6 million in the second quarter of 2001. This decrease is due to our adoption of Statement of Financial Accounting Standards No. 142, which no longer requires the amortization of goodwill (see Note 2 to condensed consolidated financial statements).

        Interest expense, net, decreased $5.6 million, or 31.6%, to $12.1 million in the second quarter of 2002 compared to $17.7 million in the second quarter of 2001, primarily as a result of lower average outstanding debt balances as a result of using the proceeds of our initial public offering to pay down debt and lower average interest rates in the second quarter of 2002 compared to the second quarter of 2001.

        Provision for income taxes in the second quarter of 2002 was $6.8 million, resulting in an effective tax rate of 41.5%. Our effective tax rate was higher than statutory rates in the second quarter of 2002 primarily as a result of state income taxes. Provision for income taxes in the second quarter of 2001 was $2.5 million, resulting in an effective tax rate of 45.7%. Our effective tax rate was higher than statutory rates in the second quarter of 2001 primarily as a result of non-deductible goodwill and state income taxes.

        During the second quarter of 2001, we recorded a $2.2 million extraordinary loss on the early extinguishment of debt related to the repayment of our senior subordinated credit facility using the proceeds from the issuance of our $260.0 million senior subordinated notes.

        Our net income was $9.6 million, or $0.19 per share on a diluted basis, in the second quarter of 2002 compared to $0.8 million, or $0.02 per share on a diluted basis, in the second quarter of 2001. Our net income, adjusted for the adoption of Statement of Financial Accounting Standards No. 142 (as

described above), would have been $2.2 million, or $0.05 per share on a diluted basis, in the second quarter of 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

        Revenue increased $17.9 million, or 9.7%, to $202.6 million in the first six months of 2002 compared to $184.7 million in the first six months of 2001 primarily due to higher positron emission tomography, or PET, revenue, higher scan-based MRI revenue, and higher management contract revenue. Overall, scan-based MRI revenue in the first six months of 2002 increased $6.5 million, or 4.2%, compared to the first six months of 2001 primarily as a result of a 6.5% increase in our MRI scan volume. We attribute this increase to the increase in the number of scans for existing clients primarily as a result of additional scan-based systems in operation and an increase in average daily scan volume per MRI system. The average daily scan volume per MRI system increased to 9.8 in the first six months of 2002 from 9.7 in the first six months of 2001. The increase in scan-based revenue was partially offset by a 2.2% decrease in average price per MRI scan. The decrease in average price realized per scan is primarily the result of clients achieving discounted price levels on incremental scan volume and our granting price reductions to certain clients. Other revenue increased $11.4 million, or 38.0%, primarily due to an increase in PET revenue and management contract revenue.

        We had 351 MRI systems at June 30, 2002 compared to 326 MRI systems at June 30, 2001. The increase was primarily a result of planned system additions to satisfy client demand.

        Operating expenses, excluding depreciation, increased $9.4 million, or 11.9%, to $88.9 million in the first six months of 2002 compared to $79.5 million in the first six months of 2001. Compensation and related employee expenses increased $5.2 million, or 12.8%, primarily as a result of an increase in the number of employees necessary to support new systems in operation and an increase in technologists' wages. Medical supplies increased $1.7 million, or 51.0%, primarily as a result of an increase in radiopharmaceutical expenses associated with PET. Outside medical services increased $1.1 million, or 80.5%, primarily as a result of an increase in outside radiologists services associated with PET.    Expenses incurred under management agreements increased $0.6 million, or 21.5%. Equipment rental expense decreased $0.7 million, or 18.4%, resulting from a lower number of leased MRI systems and transportation units in operation. All other operating expenses, excluding depreciation, increased $1.5 million, or 5.4%, primarily due to the overall increase in scan volume. Operating expenses, excluding depreciation, as a percentage of revenue, increased to 43.9% in the first six months of 2002 from 43.0% in the first six months of 2001 as a result of the factors described above. We expect that a higher percentage of 2002 revenues will be contributed by the PET modality, which has a slightly lower margin percentage than the MRI modality primarily due to the very modest margin generated from the radiopharmaceutical used in the PET diagnostic study.

        Selling, general and administrative expenses increased $1.3 million, or 5.9%, to $23.1 million in the first six months of 2002 compared to $21.8 million in the first six months of 2001. The provision for doubtful accounts was 1.4% of revenue in the first six months of 2002 compared to 1.6% of revenue in the first six months of 2001. Selling, general and administrative expenses as a percentage of revenue decreased to 11.4% in the first six months of 2002 from 11.8% in the first six months of 2001 primarily as a result of spreading the fixed cost component of these expenses over increased revenue in the first six months of 2002.

        In the first six months of 2002, we recorded $1.1 million in non-cash stock-based compensation as a result of amending certain stock option agreements in June 2001 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value. In the first six months of 2001, we recorded $0.4 million in non-cash stock-based compensation primarily as a result of granting options in November 2000 to purchase our common stock at an exercise price below its fair value.

        Depreciation expense increased $2.9 million, or 9.4%, to $34.1 million in the first six months of 2002 compared to $31.2 million in the first six months of 2001, principally due to a higher amount of depreciable assets associated with MRI system additions and upgrades, as well as an increase in the number of PET systems which have a shorter depreciable life than MRIs.

        Amortization expense decreased $6.1 million, or 84.4%, to $1.1 million in the first six months of 2002 compared to $7.2 million in the first six months of 2001. This decrease is due to our adoption of Statement of Financial Accounting Standards No. 142, which no longer requires the amortization of goodwill (see Note 2 to condensed consolidated financial statements).

        Interest expense, net, decreased $12.1 million, or 33.3%, to $24.4 million in the first six months of 2002 compared to $36.5 million in the first six months of 2001, primarily as a result of lower average outstanding debt balances as a result of using the proceeds of our initial public offering to pay down debt and lower average interest rates in the first six months of 2002 compared to the first six months of 2001.

        Provision for income taxes in the first six months of 2002 was $12.4 million, resulting in an effective tax rate of 41.5%. Our effective tax rate was higher than statutory rates in the first six months of 2002 primarily as a result of state income taxes. Provision for income taxes in the first six months of 2001 was $3.8 million, resulting in an effective tax rate of 47.0%. Our effective tax rate was higher than statutory rates in the first six months of 2001 primarily as a result of non-deductible goodwill and state income taxes.

        During the first six months of 2001, we recorded a $2.2 million extraordinary loss on the early extinguishment of debt related to the repayment of our senior subordinated credit facility using the proceeds from the issuance of our $260.0 million senior subordinated notes.

        Our net income was $17.5 million, or $0.35 per share on a diluted basis, in the first six months of 2002 compared to $2.0 million, or $0.05 per share on a diluted basis, in the first six months of 2001. Our net income, adjusted for the adoption of Statement of Financial Accounting Standards No. 142 (as described above), would have been $4.7 million, or $0.12 per share on a diluted basis, in the first six months of 2001.

Liquidity and Capital Resources

        Our primary source of liquidity is cash provided by operating activities. We generated cash of $61.0 million and $35.9 million from operating activities in the first six months of 2002 and 2001, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI scans, the price we can charge our customers for providing MRI services and the costs to us of providing those services. In addition, as of June 30, 2002, we had $150.0 million of available borrowings under our revolving line of credit.

        Our primary use of capital resources is to fund capital expenditures. We used $45.9 million and $35.2 million for investing activities in the first six months of 2002 and 2001, respectively. We incur capital expenditures for the purposes of:

  •
  purchasing new systems;

  •
  replacing less advanced systems with new systems;

  •
  providing upgrades of our MRI systems and upgrading our corporate infrastructure for future growth; and

  •
  purchasing systems upon termination of operating leases.

        Capital expenditures totaled $37.3 million and $30.3 million in the first six months of 2002 and 2001, respectively. During the first six months of 2002, we purchased 19 MRI systems, including replacement systems. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2002 and finance substantially all of these purchases with our available cash, cash from operating activities and our revolving line of credit. We expect capital expenditures to total approximately $75 million to $80 million in 2002.

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

Recent Accounting Pronouncements

        In July 2001, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS 141 did not have a material impact on the Company's consolidated financial position and results of operations.

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill and certain intangible assets to remain on the balance sheet and not be amortized. On an annual basis, or when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company has discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes, and will comply with periodic impairment test procedures. Management has completed a review of each of the Company's reporting units and has concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of June 30, 2002.

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. SFAS 143 is effective for financial statements with fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS 143 to have a material impact, on its financial position or results of operations.

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

        In November 2001, the FASB announced Emerging Issues Task Force No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expense Incurred" ("EITF D-103"), which should be applied in financial reporting periods beginning after December 15, 2001. The announcement requires companies to characterize reimbursements received for out-of-pocket expenses as revenues in the statement of income. Historically, the Company has appropriately recorded reimbursements received for out-of-pocket expenses as revenues in the statement of income. The Company adopted EITF D-103 as of January 1, 2002. EITF D-103 did not have a material effect on the Company's consolidated financial position and results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 updates,

clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses. SFAS 64 amended SFAS 4 and is no longer necessary as SFAS 4 has been rescinded. SFAS 44 has been rescinded, as it is no longer necessary. SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. SFAS 145 is effective for financial statements with fiscal years beginning after May 15, 2002. The Company is currently assessing the impact of adopting SFAS 145 on its consolidated financial position and results of operations.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  The Annual Meeting of Stockholders of Alliance Imaging, Inc. was held on May 8, 2002.

  (b)
  The following nominees were elected as Class I Directors for a three-year term expiring at the 2005 Annual Meeting: Jamie E. Hopping and Henry R. Kravis. The Class II Directors, Anthony B. Helfet, George R. Roberts and Richard N. Zehner, whose terms expire at the 2003 Annual Meeting, and the Class III Directors, James C. Momtazee (see Item 5, "Other Information" below), Michael W. Michelson, and Edward L. Samek, whose terms expire at the 2004 Annual Meeting, continue to serve on our Board of Directors.

  (c)
  Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposal and Vote Tabulation

	Votes Cast
				Broker Non-votes
	For	Against	Abstain
Approval of the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2002	44,562,039	51,515	470	—

Election of Directors

Director	Votes Received	Votes Withheld
Jamie E. Hopping	44,337,754	276,270
Henry R. Kravis	43,537,007	1,077,017

ITEM 5. OTHER INFORMATION

        On April 26, 2002, the Teamsters union was certified as representative for our Mid-Atlantic Region drivers. On June 4, 2002, the Teamsters union was also certified as representative for our New England Region Drivers. In the election held in our Eastern Region on May 30, 2002, the drivers voted against acceptance of the Teamsters union as their collective bargaining representative. We intend to fulfill our obligations and negotiate in good faith with the union regarding the terms and conditions of the employment of the drivers in the Mid-Atlantic and New England Regions. We do not believe that the certification of the union in the Mid-Atlantic and New England Regions will have a material adverse effect on our consolidated results of operations or financial position.

        Jamie E. Hopping, our president and chief operating officer, resigned effective June 30, 2002. Hopping, who joined the Company in November 2000, has joined Ardent Healthcare as chief operating officer and will also serve on its board of directors.

        Effective May 3, 2002, David H.S. Chung resigned from our Board of Directors. Effective May 8, 2002, James C. Momtazee was appointed by the majority of the remaining directors to fill the Class III directorship vacated by Mr. Chung.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Alliance.(7)
3.2	Amended and Restated By-laws of Alliance.(7)
4.1	Indenture dated as of April 10, 2001 by and between the Registrant and the Bank of New York with respect to $260 million aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2011.(5)
4.2	Credit Agreement dated as of November 2, 1999, as amended.(5)
4.3	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(7)
4.4	Second Amendment dated as of June 10, 2002 to Credit Agreement(*)
10.1	The 1999 Equity Plan for Employees of Alliance and Subsidiaries including the forms of option agreements used thereunder, as amended.(5)
10.2	The Alliance 1997 Stock Option Plan, including form of option agreement used thereunder, as amended.(5)
10.3	The Three Rivers Holding Corp. 1997 Stock Option Plan, as amended.(5)
10.4	2001 Incentive Plan.(5)
10.5	Alliance Directors' Deferred Compensation Plan, as amended.(6)
10.6	Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(1)
10.7	Agreement Not to Compete dated as of July 23, 1999 between Alliance and Richard N. Zehner.(1)
10.8	Amendment to Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(2)
10.9	Amendment to Employment Agreement dated as of December 31, 1997 between Alliance and Richard N. Zehner.(3)
10.10	Second Amendment to Employment Agreement dated as of February 5, 1998 between Alliance and Richard N. Zehner.(3)
10.11	Employment Agreement dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.12	Agreement Not to Compete dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)

10.13	Amended and Restated Employment Agreement dated June 6, 1994 between Alliance and Terry A. Andrues.(5)
10.14	Amended and Restated Employment Agreement dated as of June 6, 1994 between Alliance and Cheryl A. Ford.(5)
10.15	Employment Agreement dated as of November 27, 2000 between Alliance and Jamie E. Hopping.(5)
10.16	Agreement Not to Compete dated as of November 27, 2000 between Alliance and Jamie E. Hopping.(5)
10.17	Repayment and Stock Pledge Agreement dated as of November 27, 2000 between Alliance and Jamie E. Hopping.(5)
10.18	Secured Promissory Note of Jamie E. Hopping dated as of November 27, 2000.(5)
10.19	Employment Agreement dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.20	Agreement Not to Compete dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.21	Form of Stockholder's Agreement.(5)
10.22	Agreement and Plan of Merger dated as of April 14, 1999 among Alliance and Three Rivers Holding Corp.(8)
10.23	Agreement and Plan of Merger dated September 13, 1999 between Alliance and Viewer Acquisition Corporation, as amended.(5)
10.24	Registration Rights Agreement dated as of November 2, 1999.(5)
10.25	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.26	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.27	Form of Indemnification Agreement.(6)

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

  *
  Filed herewith

(b)
Reports on Form 8-K in the second quarter of 2002:

    None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE, IMAGING, INC.
August 14, 2002	By:	/s/ RICHARD N. ZEHNER Richard N. Zehner Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
August 14, 2002	By:	/s/ KENNETH S. ORD Kenneth S. Ord Executive Vice President and Chief Financial Officer (Principal Financial Officer)
August 14, 2002	By:	/s/ HOWARD K. AIHARA Howard K. Aihara Vice President and Corporate Controller (Principal Accounting Officer)

QuickLinks

ALLIANCE IMAGING, INC. FORM 10-Q June 30, 2002
Index
  ITEM 1. FINANCIAL STATEMENTS
ALLIANCE IMAGING, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands)
ALLIANCE IMAGING, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in thousands, except per share amounts)
ALLIANCE IMAGING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
ALLIANCE IMAGING, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2002 (Unaudited) (Dollars in thousands, except per share amounts)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES