Form 10-Q
period 2002-09-30
ALLIANCE IMAGING INC /DE/
filed 2002-11-14
CIK 817135

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2002

Commission File Number: 1-16609

ALLIANCE IMAGING, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0239910 (IRS Employer Identification Number)

1900 South State College Boulevard
Suite 600
Anaheim, California 92806
(Address of principal executive office)

(714) 688-7100
(Registrant's telephone number, including area code)

1065 PacifiCenter Drive, Suite 200
Anaheim, California 92806
(Former address of principal executive office)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2002:

Common Stock, $.01 par value, 47,782,576 shares

ALLIANCE IMAGING, INC.

FORM 10-Q

September 30, 2002

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	December 31, 2001	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$22,051	$13,196
Accounts receivable, net of allowance for doubtful accounts	53,294	52,146
Deferred income taxes	4,030	4,030
Prepaid expenses	2,549	3,363
Other receivables	1,797	3,699

Total current assets	83,721	76,434
Equipment, at cost	579,219	618,541
Less accumulated depreciation	(226,686)	(261,764)

Equipment, net	352,533	356,777
Goodwill	162,831	168,466
Other intangible assets, net	31,908	27,908
Deferred financing costs, net	17,493	15,836
Deposits and other assets	9,746	23,112

Total assets	$658,232	$668,533

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$12,689	$4,314
Accrued compensation and related expenses	11,255	11,702
Accrued interest payable	7,401	13,789
Other accrued liabilities	20,513	21,548
Current portion of long-term debt	7,036	5,209

Total current liabilities	58,894	56,562
Long-term debt, net of current portion	388,925	355,066
Senior subordinated notes	260,000	260,000
Minority interests	1,784	2,392
Deferred income taxes	29,486	45,660

Total liabilities	739,089	719,680
Contingencies (Note 9)
Stockholders' deficit:
Common stock	475	478
Additional paid-in deficit	(25,547)	(22,799)
Receivable from director	—	(583)
Accumulated deficit	(55,785)	(28,243)

Total stockholders' deficit	(80,857)	(51,147)

Total liabilities and stockholders' deficit	$658,232	$668,533

See accompanying notes.

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenues	$95,422	$105,920	$280,083	$308,477
Costs and expenses:
Operating expenses, excluding depreciation	40,638	46,993	120,096	135,876
Selling, general and administrative expenses	10,809	11,451	32,629	34,563
Non-cash stock-based compensation	532	418	924	1,482
Depreciation expense	16,280	17,610	47,450	51,705
Amortization expense	3,614	564	10,855	1,697
Interest expense, net of interest income	15,864	11,714	52,403	36,073

Total costs and expenses	87,737	88,750	264,357	261,396

Income before income taxes and extraordinary loss	7,685	17,170	15,726	47,081
Provision for income taxes	3,659	7,125	7,438	19,539

Income before extraordinary loss	4,026	10,045	8,288	27,542
Extraordinary loss, net of taxes	—	—	(2,240)	—

Net income	$4,026	$10,045	$6,048	$27,542

Earnings per common share:
Income before extraordinary loss	$0.09	$0.21	$0.21	$0.58
Extraordinary loss, net of taxes	—	—	(0.06)	—

Net income per common share	$0.09	$0.21	$0.15	$0.58

Earnings per common share—assuming dilution:
Income before extraordinary loss	$0.09	$0.20	$0.19	$0.55
Extraordinary loss, net of taxes	—	—	(0.05)	—

Net income per common share—assuming dilution	$0.09	$0.20	$0.14	$0.55

Weighted average number of shares of common stock and common stock equivalents:
Basic	44,279	47,627	40,167	47,578
Diluted	46,947	49,724	42,799	49,953

See accompanying notes.

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2001	2002
Operating activities:
Net income	$6,048	$27,542
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss, net of taxes	2,240	—
Provision for doubtful accounts	4,372	3,876
Non-cash stock-based compensation	924	1,482
Depreciation and amortization	58,305	53,402
Amortization of deferred financing costs	1,900	2,106
Distributions in excess of (less than) equity in undistributed income of investee	(203)	103
Deferred income taxes	—	16,174
Gain on sale of equipment	(450)	(143)
Changes in operating assets and liabilities:
Accounts receivable	(10,165)	(2,105)
Prepaid expenses	206	(811)
Other receivables	1,653	(1,951)
Other assets	(827)	(1,504)
Accounts payable	(4,144)	(8,425)
Accrued compensation and related expenses	1,363	435
Accrued interest payable	(136)	6,388
Other accrued liabilities	7,442	672
Minority interests	705	608

Net cash provided by operating activities	69,233	97,849

Investing activities:
Equipment purchases	(58,650)	(50,319)
Increase in deposits on equipment	(1,662)	(12,797)
Acquisitions, net of cash received	—	(12,735)
Proceeds from sale of assets	1,057	9,905

Net cash used in investing activities	(59,255)	(65,946)

Financing activities:
Principal payments on equipment debt	(7,638)	(6,018)
Principal payments on term loan facility	(87,000)	(35,000)
Proceeds from revolving loan facility	30,000	10,000
Principal payments on revolving loan facility	(48,000)	(10,000)
Proceeds from senior subordinated notes	260,000	—
Payments on senior subordinated credit facility	(260,000)	—
Payments of debt issuance costs	(9,650)	(449)
Proceeds from exercise of employee stock options	80	616
Repurchase and cancellation of common stock	(146)	—
Proceeds from issuance of common stock	110,844	93
Proceeds from note receivable from officer	300	—

Net cash used in financing activities	(11,210)	(40,758)

Net decrease in cash and cash equivalents	(1,232)	(8,855)
Cash and cash equivalents, beginning of period	12,971	22,051

Cash and cash equivalents, end of period	$11,739	$13,196

Supplemental disclosure of cash flow information:
Interest paid	$51,133	$27,909
Income taxes paid, net of refunds	31	816
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$608	$—
Capital lease obligations assumed for the purchase of equipment	8,590	5,332
Exercise of employee stock options by director	—	583

See accompanying notes.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

(Unaudited)

(Dollars in thousands, except per share amounts)

1.    Basis of Presentation, Principles of Consolidation, and Use of Estimates

        Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2001. Certain reclassifications have been made in the 2001 consolidated financial statements to conform to the 2002 presentation.

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

2.    Recent Accounting Pronouncements

        Business Combinations—In July 2001, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The transition provisions of SFAS 141 specify criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. Intangible assets that meet certain criteria will qualify for recording on the balance sheet and will continue to be amortized in the income statement. Amortizing intangible assets will be subject to a periodic impairment test based on undiscounted future cash flows. Intangible assets with indefinite useful lives will be subject to a periodic impairment test based on estimated fair value. On January 1, 2002, the Company reclassified the carrying value of its work force acquired intangible asset of $322 at December 31, 2001 to goodwill.

        Goodwill and Other Intangibles Assets—Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill and intangible assets with indefinite useful lives to remain on the balance sheet and not be amortized. On an annual basis, or when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company has discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes, and will comply with periodic impairment test procedures. Management has completed a review of each of the Company's reporting units and has concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of January 1, 2002 and September 30, 2002.

        Accounting for Asset Retirement Obligations—In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. SFAS 143 is effective for financial statements with fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS 143 to have a material impact on its consolidated financial position and results of operations.

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

        Accounting for Out-of-Pocket Expenses—In November 2001, the FASB announced Emerging Issues Task Force No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expense Incurred" ("EITF D-103"), which should be applied in financial reporting periods beginning after December 15, 2001. The announcement requires companies to characterize reimbursements received for out-of-pocket expenses as revenues in the statement of income. Historically, the Company has appropriately recorded reimbursements received for out-of-pocket expenses as revenues in its consolidated statements of income. The Company adopted EITF D-103 as of January 1, 2002. The adoption of EITF D-103 did not have a material effect on the Company's consolidated financial position and results of operations.

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

3.    Transactions

        Effective July 1, 2002, the Company acquired the assets of three free-standing imaging centers and three mobile, shared-services systems from various affiliates of Radiologic Associates of Northwest Indiana, Inc. The free-standing imaging centers include a multi-modality center, an Open MRI center, and a positron emission tomography ("PET") center. The mobile, shared-service systems include two SPECT systems and a bone densitometry system. The purchase price consisted of $11,582 in cash and assumed liabilities. The acquisition was financed using the Company's available cash and line of credit. The goodwill and intangible assets recorded as a result of this acquisition were approximately $8,900. The Company has not included pro forma information as this acquisition did not have a material impact on the Company's consolidated financial position or results of operations.

        Effective August 22, 2002, the Company sold its lithotripsy therapeutic assets to a U.S. subsidiary of the German-based United Medical Systems International. The sale included nine mobile lithotripters, which generated annual revenues approaching $5,000 and annual EBITDA approaching $2,000 (earnings before interest, taxes, depreciation, and amortization). The Company received $9,767 in cash consideration resulting in a $744 gain on sale of assets which was recorded as non-operating income.

4.    Goodwill and Other Intangible Assets

        On January 1, 2002 the Company adopted SFAS 142 and the transition provisions of SFAS 141. As a result, the Company ceased amortizing goodwill and reclassified the December 31, 2001 carrying value of its work force acquired intangible asset to goodwill. Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2001	$162,831
Reclassification of work force	322
Goodwill acquired during year	9,836
Sale of lithotripsy assets	(4,523)

Balance at September 30, 2002	$168,466

        The effect of the adoption of SFAS 142 on net income and earnings per share is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Reported net income	$4,026	$10,045	$6,048	$27,542
Goodwill amortization, net of income taxes	1,681	—	5,058	—

Adjusted net income	$5,707	$10,045	$11,106	$27,542

Adjusted earnings per share—basic	$0.13	$0.21	$0.28	$0.58

Adjusted earnings per share—diluted	$0.12	$0.20	$0.26	$0.55

        Other intangible assets consisted of the following:

	December 31, 2001		September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer contracts	$38,913	$(7,739)	$36,728	$(9,333)
Other	5,200	(4,466)	1,494	(981)

Total other intangible assets	$44,113	$(12,205)	$38,222	$(10,314)

        Customer contracts have a weighted average useful life of 19 years. Other intangible assets subject to amortization have a weighted average useful life of six years. Amortization expense for intangible assets subject to amortization was $1,697 for the nine months ended September 30, 2002.

        Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2002	$2,240
2003	2,168
2004	2,154
2005	2,125
2006	2,062
2007	1,967

5.    Other Accrued Liabilities

        Other accrued liabilities consisted of the following:

	December 31, 2001	September 30, 2002
Accrued systems rental and maintenance costs	$4,331	$4,615
Accrued site rental fees	1,376	1,669
Accrued taxes payable	7,464	9,378
Accrued regulatory costs	560	366
Accrued severance and related costs	656	247
Other accrued expenses	6,126	5,273

Total other accrued liabilities	$20,513	$21,548

6.    Long-Term Debt

        Long-term debt consisted of the following:

	December 31, 2001	September 30, 2002
Term loan facility	$379,000	$344,000
Senior subordinated notes	260,000	260,000
Equipment debt	16,961	16,275

Long-term debt, including current portion	655,961	620,275
Less current portion	7,036	5,209

Long-term debt	$648,925	$615,066

        On June 11, 2002, the Company completed a $286,000 refinancing of its Tranche B and C term loan facility. Under the terms of the amended term loan facility, the Company received proceeds of $286,000 from a new Tranche C term loan facility, and used the entire amount of the proceeds to retire $145,500 and $140,500 owed under Tranche B and C of its existing term loan facility, respectively. The new Tranche C term loan facility has payment of principal amortization of $1,500 due in each of the years 2004, 2005, and 2006, with the remaining principal balance of $281,500 due on November 2, 2008. In addition, the applicable new Tranche C borrowing rate decreased to LIBOR plus 2.375%. The borrowing rate under the previously applicable Tranche B borrowing rate had been LIBOR plus 2.750% and the previously applicable Tranche C borrowing rate had been LIBOR plus 3.000%. The Company's Credit Agreement dated November 2, 1999, as amended, will govern the new Tranche C term loan facility with the same security provisions and financial covenants.

7.    Non-Cash Stock-Based Compensation

        In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company's common stock, of which 105,000 options are outstanding at September 30, 2002. The exercise prices of these options and the fair value of the Company's common stock on the grant date were $5.60 and $9.52 per share, respectively. Compensation expense of $981 has been and will be recognized on a straight-line basis over the vesting period of the options. The Company recorded non-cash stock-based compensation of $132 and $18 in the quarters ended September 30, 2001 and 2002, respectively, and $393 and $282 in the first nine months of 2001 and 2002, respectively, with an offset to additional paid-in deficit.

        On June 20, 2001, the Company's compensation committee authorized the Company to amend the option agreements granted under its 1999 Equity Plan on November 2, 1999 to reduce the performance targets for the performance options. One-half of these options granted under the 1999 Equity Plan are "performance options." These options vest on the eighth anniversary of the grant date if the option holder is still an employee, but the vesting accelerates if the Company meets the operating performance targets specified in the option agreements. As a result of the amendment, if the Company achieves the reduced performance targets but does not achieve the original performance targets, and an option holder terminates employment and exercises their options prior to the eighth anniversary of the option grant date, the Company would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option's exercise price. Management estimates that the Company could incur an additional $3,000 to $6,000 in the aggregate of these non-cash stock-based compensation charges over the next three years. These charges, however, may not be evenly distributed over each of those three years or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees. The Company recorded non-cash stock-based compensation of $400 in the quarters ended September 30, 2001 and 2002, respectively, and $400 and $1,200 in the first nine months of 2001 and 2002, respectively as a result of the amendment.

8.    Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Numerator:
Income before extraordinary loss	$4,026	$10,045	$8,288	$27,542
Extraordinary loss, net of taxes	—	—	(2,240)	—

Net income	$4,026	$10,045	$6,048	$27,542

Denominator:
Denominator for basic earnings per share —weighted-average shares	44,279	47,627	40,167	47,578
Effect of dilutive securities: Employee stock options	2,668	2,097	2,632	2,375

Denominator for diluted earnings per share —adjusted weighted-average shares	46,947	49,724	42,799	49,953

Earnings per common share:
Income before extraordinary loss	$0.09	$0.21	$0.21	$0.58
Extraordinary loss, net of taxes	—	—	(0.06)	—

Net income per common share	$0.09	$0.21	$0.15	$0.58

Earnings per common share—assuming dilution
Income before extraordinary loss	$0.09	$0.20	$0.19	$0.55
Extraordinary loss, net of taxes	—	—	(0.05)	—

Net income per common share	$0.09	$0.20	$0.14	$0.55

9.    Contingencies

        The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated statements of income or financial position.

10.    Related-Party Transactions

        The Company paid to Kohlberg Kravis Roberts & Co. ("KKR") management fees of $163 and $488 for each of the quarters and nine months ended September 30, 2001 and 2002, respectively, and will continue to receive financial advisory services from KKR on an ongoing basis.

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

        A former officer and director of the Company exercised stock options to purchase 100,000 shares of the Company's common stock. The exercise price of these options was $5.60 per share. The Company recorded a $583 receivable which included $23 for statutory tax withholdings. This receivable is expected to be collected in the fourth quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading national provider of outsourced diagnostic imaging services, with 84% of our revenues for the first nine months of 2002 derived from magnetic resonance imaging, or MRI. We provide imaging services primarily to hospitals and other healthcare providers primarily on a mobile, shared-service basis. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day operations. We had 440 diagnostic imaging systems, including 353 MRI systems, and 1,267 clients in 42 states at September 30, 2002.

        Approximately 89% of our revenues for the first nine months of 2002 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients' receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. These contracts, which are usually three to five years in length, are typically non-cancelable by our clients and often contain automatic renewal provisions. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided.

        Approximately 11% of our revenues for the nine months ended September 30, 2002 were generated by providing services directly to patients from our sites located at or near hospital or other healthcare provider facilities, which we refer to as retail revenues. Our revenues from these sites are generated from direct billings to patients or their third-party payors, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

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

        For the nine months ended September 30, 2002, we recorded $1.5 million in non-cash stock-based compensation primarily as a result of amending certain stock option agreements in June 2001 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value. One-half of the options granted to date under our 1999 Equity Plan are "performance options." These options vest on the eighth anniversary of the grant date if the option holder is still our employee, but the vesting accelerates if we meet the operating performance targets specified in the option agreements. On June 20, 2001, our compensation committee authorized us to enter into amended option agreements to reduce the performance targets for the majority of the outstanding performance options. As a result, if we achieve the reduced performance targets but do not achieve the original performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, we would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option's exercise price. We estimate that we will incur an additional $3 million to $6 million in the aggregate of non-cash stock-based compensation charges over the next three years as a result of amending option agreements to reduce performance targets. These charges, however, may not be evenly distributed over each of those three years or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees.

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

Transactions

        Effective July 1, 2002, we acquired the assets of three free-standing imaging centers and three mobile, shared-services systems from various affiliates of Radiologic Associates of Northwest Indiana, Inc. The free-standing imaging centers include a multi-modality center, an open MRI center, and a positron emission tomography ("PET") center. The mobile, shared-service systems include two SPECT systems and a bone densitometry system. The purchase price consisted of approximately $11.6 million in cash and assumed liabilities. The acquisition was financed using our available cash and line of credit. The goodwill and intangible assets recorded as a result of this acquisition were approximately $8.9 million.

        Effective August 22, 2002, we sold our lithotripsy therapeutic assets to a U.S. subsidiary of the German-based United Medical Systems International. The sale included nine mobile lithotripters, which generated annual revenues approaching $5 million and annual EBITDA approaching $2 million (earnings before interest, taxes, depreciation, and amortization). We received $9.8 million in cash consideration resulting in a $.7 million gain on sale of assets which was recorded as non-operating income.

Results of Operations

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

        Revenue increased $10.5 million, or 11.0%, to $105.9 million in the third quarter of 2002 compared to $95.4 million in the third quarter of 2001 due to higher non-scan based revenue and other revenue, primarily higher positron emission tomography, or PET, revenue, and higher management contract revenue, and higher scan-based MRI revenue. Non-scan based revenue and other revenue increased $7.5 million, or 43.6%, primarily due to an increase in PET revenue and management contract revenue. Scan-based MRI revenue in the third quarter of 2002 increased $3.0 million, or 3.8%, compared to the third quarter of 2001 primarily as a result of a 5.3% increase in our MRI scan volume. We attribute this increase to an increase in the number of scans for existing clients primarily as a result of additional scan-based systems in operation and an increase in average daily scan volume per MRI system. The average daily scan volume per MRI system increased to 9.9 in the third quarter of 2002 from 9.7 in the third quarter of 2001. The increase in scan-based revenue was partially offset by a 1.5% decrease in average price per MRI scan. The decrease in average price realized per scan is primarily the result of clients achieving discounted price levels on incremental scan volume and our granting price reductions to certain clients upon renewal of their contracts.

        We had 353 MRI systems at September 30, 2002 compared to 335 MRI systems at September 30, 2001. The increase was primarily a result of planned system additions to satisfy client demand.

        Operating expenses, excluding depreciation, increased $6.4 million, or 15.6%, to $47.0 million in the third quarter of 2002 compared to $40.6 million in the third quarter of 2001. Compensation and related employee expenses increased $2.6 million, or 13.7%, primarily as a result of an increase in the number of employees necessary to support new systems in operation and an increase in technologists' wages. Outside medical services increased $1.0 million, or 143.1%, primarily as a result of an increase in outside radiologists services associated with PET. Medical supplies increased $ 0.7 million, or 30.1%, primarily as a result of an increase in the number of PET systems in operation, which use a radiopharmaceutical as part of the scan. Repairs and maintenance increased $0.5 million, or 40.8%, primarily due to an increase in the average repair cost per system and an increase in the number of systems in service. Expenses incurred under management agreements increased $0.3 million, or 18.6%. Equipment rental expense increased $0.3 million, or 16.9%, resulting from a higher number of leased MRI systems. All other operating expenses, excluding depreciation, increased $1.0 million, or 7.2%, primarily due to the overall increase in scan volume. Operating expenses, excluding depreciation, as a percentage of revenue, increased to 44.4% in the third quarter of 2002 from 42.6% in the third quarter of 2001 as a result of the factors described above. We have experienced and continue to expect that a higher percentage of 2002 revenues will be contributed by the PET modality, which has a slightly lower margin percentage than the MRI modality primarily due to the very modest margin generated from the radiopharmaceutical used in the PET diagnostic study.

        Selling, general and administrative expenses increased $0.6 million, or 5.9%, to $11.4 million in the third quarter of 2002 compared to $10.8 million in the third quarter of 2001. Professional services expenses increased $0.3 million, or 51.2%, in the third quarter of 2002 compared to the third quarter of 2001 primarily due to legal and consulting costs associated with campaign activities and negotiation with collective bargaining representatives over the terms and conditions of employment of drivers in our Mid-Atlantic and New England Regions. Minority interest expense increased $0.3 million, or 144%, due to an increase in profitability of our majority-owned subsidiaries over which we exercise control. Insurance expense increased $0.2 million, or 424%, primarily due to an increase in insurance premiums. These increases were offset by a decrease in the provision for doubtful accounts of $0.5 million, or 35.1%. The provision for doubtful accounts as a percentage of revenue decreased 0.6% to 0.9% in the third quarter of 2002 compared to 1.5% in the third quarter of 2001. All other selling, general, and administrative expenses increased $0.3 million, or 3.3%. Selling, general and administrative expenses as a percentage of revenue were 10.8% and 11.3% in the third quarter of 2002 and 2001, respectively.

        We recorded non-cash stock-based compensation of $0.4 million and $0.5 million in the third quarter of 2002 and 2001, respectively, primarily as a result of amending certain stock option agreements in June 2001 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value.

        Depreciation expense increased $1.3 million, or 8.2%, to $17.6 million in the third quarter of 2002 compared to $16.3 million in the third quarter of 2001, principally due to a higher amount of depreciable assets associated with MRI system additions and upgrades, as well as an increase in the number of PET systems which have a shorter depreciable life than MRIs.

        Amortization expense decreased $3.0 million, or 84.4%, to $0.6 million in the third quarter of 2002 compared to $3.6 million in the third quarter of 2001. This decrease is due to our adoption of Statement of Financial Accounting Standards No. 142, which no longer requires the amortization of goodwill (see Note 2 to unaudited condensed consolidated financial statements).

        Interest expense, net, decreased $4.2 million, or 26.2%, to $11.7 million in the third quarter of 2002 compared to $15.9 million in the third quarter of 2001, primarily due to the use of $111 million of proceeds from our initial public offering to pay down debt in the fourth quarter of 2001 and the use of cash provided from operating activities to pay down debt in 2002. We also experienced lower average interest rates in the third quarter of 2002 compared to the third quarter of 2001.

        Provision for income taxes in the third quarter of 2002 was $7.1 million, resulting in an effective tax rate of 41.5%. Our effective tax rate was higher than statutory rates in the third quarter of 2002 primarily as a result of state income taxes. Provision for income taxes in the third quarter of 2001 was $3.7 million, resulting in an effective tax rate of 47.6%. Our effective tax rate was higher than statutory rates in the third quarter of 2001 primarily as a result of non-deductible goodwill and state income taxes.

        Our net income was $10.0 million, or $0.20 per share on a diluted basis, in the third quarter of 2002 compared to $4.0 million, or $0.09 per share on a diluted basis, in the third quarter of 2001. Our net income in the third quarter of 2001, adjusted for the adoption of Statement of Financial Accounting Standards No. 142 (as described above), would have been $5.7 million, or $0.12 per share on a diluted basis.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

        Revenue increased $28.4 million, or 10.1%, to $308.5 million in the first nine months of 2002 compared to $280.1 million in the first nine months of 2001 due to higher non-scan based revenue and other revenue, primarily higher positron emission tomography, or PET, revenue, and higher management contract revenue, and higher scan-based MRI revenue. Non-scan based revenue and other revenue increased $18.9 million, or 40.1%, primarily due to an increase in PET revenue and management contract revenue. Scan-based MRI revenue in the first nine months of 2002 increased $9.5 million, or 4.1%, compared to the first nine months of 2001 primarily as a result of a 6.1% increase in our MRI scan volume. We attribute this increase to an increase in the number of scans for existing clients primarily as a result of additional scan-based systems in operation and an increase in average daily scan volume per MRI system. The average daily scan volume per MRI system increased to 9.9 in the first nine months of 2002 from 9.7 in the first nine months of 2001. The increase in scan-based revenue was partially offset by a 1.9% decrease in average price per MRI scan. The decrease in average price realized per scan is primarily the result of clients achieving discounted price levels on incremental scan volume and our granting price reductions to certain clients.

        We had 353 MRI systems at September 30, 2002 compared to 335 MRI systems at September 30, 2001. The increase was primarily a result of planned system additions to satisfy client demand.

        Operating expenses, excluding depreciation, increased $15.8 million, or 13.1%, to $135.9 million in the first nine months of 2002 compared to $120.1 million in the first nine months of 2001. Compensation and related employee expenses increased $7.6 million, or 13.3%, primarily as a result of an increase in the number of employees necessary to support new systems in operation and an increase in technologists' wages. Medical supplies increased $2.4 million, or 42.7%, primarily as a result of an increase in the number of PET systems in operation which use a radiopharmaceutical as part of the scan. Outside medical services increased $2.1 million, or 101%, primarily as a result of an increase in outside radiologists services associated with PET. Expenses incurred under management agreements increased $0.8 million, or 20.5%. All other operating expenses, excluding depreciation, increased $2.9 million, or 5.7%, primarily due to the overall increase in scan volume. Operating expenses, excluding depreciation, as a percentage of revenue, increased to 44.0% in the first nine months of 2002 from 42.9% in the first nine months of 2001 as a result of the factors described above. We have experienced and continue to expect that a higher percentage of 2002 revenues will be contributed by the PET modality, which has a slightly lower margin percentage than the MRI modality primarily due to the very modest margin generated from the radiopharmaceutical used in the PET diagnostic study.

        Selling, general and administrative expenses increased $1.9 million, or 5.9%, to $34.6 million in the first nine months of 2002 compared to $32.6 million in the first nine months of 2001. Compensation and related employee expenses increased $1.0 million, or 5.7%, in the first nine months of 2002 compared to the first nine months of 2001, primarily due to an increase in regional sales and marketing salaries and commissions. Minority interest expense increased $0.7 million, or 87.5%, due to an increase in profitability of our majority-owned subsidiaries over which we exercise control. Insurance expense increased $0.5 million, or 273%, due to an increase in insurance premiums. These increases were offset by a decrease in the provision for doubtful accounts of $0.5 million, or 11.3%. The provision for doubtful accounts was 1.3% of revenue in the first nine months of 2002 compared to 1.6% of revenue in the first nine months of 2001. All other selling, general and administrative expenses increased $0.2 million or 2.6%. Selling, general and administrative expenses as a percentage of revenue were 11.2% and 11.6% for the first nine months of 2002 and 2001 respectively.

        We recorded non-cash stock-based compensation of $1.5 million and $0.9 million in the first nine months of 2002 and 2001, respectively, primarily as a result of amending certain stock option agreements in June 2001 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value.

        Depreciation expense increased $4.3 million, or 9.0%, to $51.7 million for the first nine months of 2002 compared to $47.5 million for the first nine months of 2001, principally due to a higher amount of depreciable assets associated with MRI system additions and upgrades, as well as an increase in the number of PET systems which have a shorter depreciable life than MRIs.

        Amortization expense decreased $9.2 million, or 84.4%, to $1.7 million in the first nine months of 2002 compared to $10.9 million in the first nine months of 2001. This decrease is due to our adoption of Statement of Financial Accounting Standards No. 142, which no longer requires the amortization of goodwill (see Note 2 to unaudited condensed consolidated financial statements).

        Interest expense, net, decreased $16.3 million, or 31.2%, to $36.1 million in the first nine months of 2002 compared to $52.4 million in the first nine months of 2001, primarily due to the use of $111 million of proceeds from our initial public offering to pay down debt in the fourth quarter of 2001 and the use of cash provided form operating activities to pay down debt in 2002. We also experienced lower average interest rates in the first nine months of 2002 compared to the first nine months of 2001.

        Provision for income taxes in the first nine months of 2002 was $19.5 million, resulting in an effective tax rate of 41.5%. Our effective tax rate was higher than statutory rates in the first nine months of 2002 primarily as a result of state income taxes. Provision for income taxes in the first nine months of 2001 was $7.4 million, resulting in an effective tax rate of 47.3%. Our effective tax rate was higher than statutory rates in the first nine months of 2001 primarily as a result of non-deductible goodwill and state income taxes.

        During the first nine months of 2001, we recorded a $2.2 million extraordinary loss on the early extinguishment of debt in the second quarter of 2001 related to the repayment of our senior subordinated credit facility using the proceeds from the issuance of our $260.0 million senior subordinated notes.

        Our net income was $27.5 million, or $0.55 per share on a diluted basis, in the first nine months of 2002 compared to $6.0 million, or $0.14 per share on a diluted basis, in the first nine months of 2001. Our net income in the first nine months of 2001, adjusted for the adoption of Statement of Financial Accounting Standards No. 142 (as described above), would have been $11.1 million, or $0.26 per share.

Liquidity and Capital Resources

        Our primary source of liquidity is cash provided by operating activities. We generated cash of $97.8 million and $69.2 million from operating activities in the first nine months of 2002 and 2001, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI scans, the price we can charge our customers for providing MRI services and the costs to us of providing those services. In addition, as of September 30, 2002, we had $150.0 million of available borrowings under our revolving line of credit.

        Our primary use of capital resources is to fund capital expenditures. We used $65.9 million and $59.3 million for investing activities in the first nine months of 2002 and 2001, respectively. We incur capital expenditures for the purposes of:

  •
  purchasing new systems;
  •
  replacing less advanced systems with new systems;
  •
  providing upgrades of our MRI systems and upgrading our corporate infrastructure for future growth; and
  •
  purchasing systems upon termination of operating leases.

        Capital expenditures totaled $50.3 million and $58.7 million in the first nine months of 2002 and 2001, respectively. During the first nine months of 2002, we purchased 24 MRI systems, including replacement systems and 9 PET systems. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2002 and finance substantially all of these purchases with our available cash, cash from operating activities and our revolving line of credit. We expect capital expenditures to total approximately $75 million to $80 million in 2002.

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

Recent Accounting Pronouncements

        In July 2001, we adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The transition provisions of SFAS 141 specify criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. Intangible assets that meet certain criteria will qualify for recording on the balance sheet and will continue to be amortized in the income statement. Amortizing intangible assets will be subject to a periodic impairment test based on undiscounted future cash flows. Intangible assets with indefinite useful lives will be subject to a periodic impairment test based on estimated fair value. On January 1, 2002, we reclassified the carrying value of our work force acquired intangible asset of $322 at December 31, 2001 to goodwill.

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill and intangible assets with indefinite useful lives to remain on the balance sheet and not be amortized. On an annual basis, or when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. We have discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes, and will comply with periodic impairment test procedures. Management has completed a review of each of our reporting units and has concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of January 1, 2002 and September 30, 2002.

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. SFAS 143 is effective for financial statements with fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 to have a material impact on our consolidated financial position and results of operations.

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and for reporting of discontinued operations. The effect of the adoption of SFAS 144 did not have a material impact on our consolidated financial position and results of operations.

        In November 2001, the FASB announced Emerging Issues Task Force No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expense Incurred" ("EITF D-103"), which should be applied in financial reporting periods beginning after December 15, 2001. The announcement requires companies to characterize reimbursements received for out-of-pocket expenses as revenues in the statement of income. Historically, we have appropriately recorded reimbursements received for out-of-pocket expenses as revenues in the statement of income. We adopted EITF D-103 as of January 1, 2002, which did not have a material effect on our consolidated financial position and results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses. SFAS 64 amended SFAS 4 and is no longer necessary as SFAS 4 has been rescinded. SFAS 44 has been rescinded, as it is no longer necessary. SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. SFAS 145 is effective for financial statements with fiscal years beginning after May 15, 2002. We are currently assessing the impact of adopting SFAS 145 on our consolidated financial position and results of operations.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

        Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly in the section entitled "Liquidity and Capital Resources", and elsewhere in this quarterly report on Form 10-Q, are "forward-looking statements," within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as results of operations and financial condition, capital expenditures, the consummation of acquisitions and financing transactions and the effect of such transactions on our business and our plans and objectives for future operations and expansion are examples of forward-looking statements. In some cases you can identify these statements by forward-looking words like "may", "will", "should", "expect", "anticipate", "believe", "estimate", "predict", "continue" or similar words. These forward-looking statements are subject to risks and uncertainties which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. These risks and uncertainties include factors affecting our leverage, including fluctuations in interest rates, our ability to incur financing, the effect of operating and financial restrictions in our debt instruments, the accuracy of our estimates regarding our capital requirements, the effect of intense levels of competition in our industry, changes in the healthcare regulatory environment, our ability to keep pace with technological developments within our industry, and other risks and uncertainties, including those enumerated and described under "Risk Factors" in Amendment No. 2 to our Registration Statement on Form S-1, as filed with the Securities and Exchange Commission, on July 20, 2001. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by us.

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

ITEM 4. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries. These unconsolidated entities are not considered material to our consolidated financial position or results of operations.

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

        There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Alliance.(7)
3.2	Amended and Restated By-laws of Alliance.(7)
4.1	Indenture dated as of April 10, 2001 by and between the Registrant and the Bank of New York with respect to $260 million aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2011.(5)
4.2	Credit Agreement dated as of November 2, 1999, as amended.(5)
4.3	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(7)
4.4	Second Amendment dated as of June 10, 2002 to Credit Agreement(9)
10.1	The 1999 Equity Plan for Employees of Alliance and Subsidiaries including the forms of option agreements used thereunder, as amended.(5)
10.2	The Alliance 1997 Stock Option Plan, including form of option agreement used thereunder, as amended.(5)
10.3	The Three Rivers Holding Corp. 1997 Stock Option Plan, as amended.(5)
10.4	2001 Incentive Plan.(5)
10.5	Alliance Directors' Deferred Compensation Plan, as amended.(6)
10.6	Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(1)
10.7	Agreement Not to Compete dated as of July 23, 1999 between Alliance and Richard N. Zehner.(1)

10.8	Amendment to Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(2)
10.9	Amendment to Employment Agreement dated as of December 31, 1997 between Alliance and Richard N. Zehner.(3)
10.10	Second Amendment to Employment Agreement dated as of February 5, 1998 between Alliance and Richard N. Zehner.(3)
10.11	Employment Agreement dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.12	Agreement Not to Compete dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.13	Amended and Restated Employment Agreement dated June 6, 1994 between Alliance and Terry A. Andrues.(5)
10.14	Amended and Restated Employment Agreement dated as of June 6, 1994 between Alliance and Cheryl A. Ford.(5)
10.15	Employment Agreement dated as of November 27, 2000 between Alliance and Jamie E. Hopping.(5)
10.16	Agreement Not to Compete dated as of November 27, 2000 between Alliance and Jamie E. Hopping.(5)
10.17	Repayment and Stock Pledge Agreement dated as of November 27, 2000 between Alliance and Jamie E. Hopping.(5)
10.18	Secured Promissory Note of Jamie E. Hopping dated as of November 27, 2000.(5)
10.19	Employment Agreement dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.20	Agreement Not to Compete dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.21	Form of Stockholder's Agreement.(5)
10.22	Agreement and Plan of Merger dated as of April 14, 1999 among Alliance and Three Rivers Holding Corp.(8)
10.23	Agreement and Plan of Merger dated September 13, 1999 between Alliance and Viewer Acquisition Corporation, as amended.(5)
10.24	Registration Rights Agreement dated as of November 2, 1999.(5)
10.25	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.26	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.27	Form of Indemnification Agreement.(6)

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

  (7)
  Incorporated by reference to exhibits filed in response to Item 6, "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

  (8)
  Incorporated by reference to exhibits filed with the Company's report on Form 8-K filed on April 14, 1999.

  (9)
  Incorporated by reference to exhibits filed in response to Item 6, "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(b)
Report on Form 8-K in the third quarter of 2002:

        On August 14, 2002 we filed a Form 8-K containing the required certifications pursuant to 18 U.S.C. §135, as created by section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE, IMAGING, INC.
November 14, 2002	By:	/s/ RICHARD N. ZEHNER Richard N. Zehner Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
November 14, 2002	By:	/s/ KENNETH S. ORD Kenneth S. Ord Executive Vice President and Chief Financial Officer (Principal Financial Officer)
November 14, 2002	By:	/s/ HOWARD K. AIHARA Howard K. Aihara Vice President and Corporate Controller (Principal Accounting Officer)

CERTIFICATION

I, Richard N. Zehner, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Alliance Imaging, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ RICHARD N. ZEHNER Richard N. Zehner Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Kenneth S. Ord, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Alliance Imaging, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ KENNETH S. ORD Kenneth S. Ord Executive Vice President and Chief Financial Officer

QuickLinks

ALLIANCE IMAGING, INC. FORM 10-Q September 30, 2002
Index
  PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
ALLIANCE IMAGING, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands)
ALLIANCE IMAGING, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in thousands, except per share amounts)
ALLIANCE IMAGING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
ALLIANCE IMAGING, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2002 (Unaudited) (Dollars in thousands, except per share amounts)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION