Form 10-K
period 2002-12-31
ALLIANCE IMAGING INC /DE/
filed 2003-03-31
CIK 817135

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 1-16609

ALLIANCE IMAGING, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0239910
(State of Incorporation)	(IRS Employer Identification Number)

1900 S. State College Blvd., Suite 600, Anaheim, California 92806
(Address of principal executive office) (Zip Code)

Registrant's telephone number, including area code: (714) 688-7100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class

Common Stock, Par Value $0.01

Name of each Exchange on which Registered

New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K § 229.405 of Title 17, Code of Federal Regulations is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 2003, based upon the closing price of the Common Stock as reported by the New York Stock Exchange on such date, was $37,739,398.

        The number of shares outstanding of Common Stock, par value $0.01, as of March 24, 2003 was 47,736,310 shares.

Documents Incorporated by Reference

        The Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 2003 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

Item 1. Business.

General

        We are a leading national provider of outsourced diagnostic imaging services, with 84% of our 2002 revenues derived from magnetic resonance imaging, or MRI. Unless the context otherwise requires, the words "we" "us" and "our" as used in this Form 10-K refers to Alliance Imaging, Inc. and our direct and indirect subsidiaries. We provide imaging services primarily to hospitals and other healthcare providers on a mobile, shared-service basis. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day operations. We also offer ancillary services including marketing support, education and training and billing assistance. We had 430 diagnostic imaging systems, including 353 MRI systems, and 1,304 clients in 43 states at December 31, 2002.

        We typically deliver our services through exclusive, long-term contracts with hospitals and other healthcare providers which generally require them to pay us monthly, based on the number of scans we perform. These contracts are usually three to five years in length, are typically non-cancelable by our clients and often contain automatic renewal provisions. For the year ended December 31, 2002, we received approximately 89% of our revenues from direct billing of our clients.

        Our clients, primarily small-to-mid-sized hospitals, contract with us to provide outsourced diagnostic imaging systems and services in order to:

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

Significant 2002 Corporate Events

        In June 2002, we completed a $286.0 million refinancing of our Tranche B and C term loan facility. Under the terms of the amended term loan facility, we received proceeds of $286.0 million from a new Tranche C term loan facility, and used the entire amount of the proceeds to retire $145.5 million and $140.5 million owed under Tranche B and C of our existing term loan facility, respectively. The applicable new Tranche C borrowing rate decreased to LIBOR plus 2.375%. The borrowing rate under the previously applicable Tranche B borrowing rate had been LIBOR plus 2.750% and the previously applicable Tranche C borrowing rate had been LIBOR plus 3.000%. The remaining principal balance of the new Tranche C, which was $266.0 million as of December 31, 2002, is due on November 2, 2008. Our Credit Agreement dated November 2, 1999, as amended, governs the new Tranche C term loan facility with the same security provisions and financial covenants.

        Effective June 30, 2002, Jamie E. Hopping resigned as our president and chief operating officer. Ms. Hopping also resigned as a member of our board of directors. Paul S. Viviano joined us effective January 1, 2003 as president and chief operating officer and was elected as a member of the board of directors on January 7, 2003.

        In July 2002, we acquired the assets of three free-standing imaging centers and three mobile, shared-services systems from various affiliates of Radiologic Associates of Northwest Indiana, Inc. The free-standing imaging centers include a multi-modality center, an open MRI center, and a positron emission tomography ("PET") center. The mobile, shared-service systems include two SPECT systems and a bone densitometry system. The purchase price consisted of $11.6 million in cash and assumed liabilities. The acquisition was financed using our available cash and line of credit. Included in the assets acquired are intangible assets in the amount of $5.6 million and goodwill in the amount of $3.2 million. We have not included pro forma financial information in our financial statements as this acquisition did not have a material impact on our consolidated financial position or results of operations.

        In August 2002, we sold our lithotripsy therapeutic assets to a U.S. subsidiary of the German-based United Medical Systems International. The sale included nine mobile lithotripters, which generated annual revenues approaching $5.0 million and annual EBITDA (earnings before interest, taxes, depreciation, and amortization) approaching $2.0 million. We received $10.0 million in cash consideration resulting in a $1.0 million gain on sale of assets which was recorded as other income and expense, net in the consolidated statement of operations.

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

Other Diagnostic Imaging Services

  •
  Positron Emission Tomography, or PET. PET is a nuclear medicine procedure that produces images of the body's metabolic and biologic functions. PET can provide earlier detection of certain cancers, coronary diseases or neurologic problems than other diagnostic imaging systems. It is also useful for the monitoring of these conditions.

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

Our Competitive Strengths

  Largest National Provider of Outsourced MRI and PET Services

        We believe we are the largest national provider of outsourced MRI and PET services, based on systems deployed, with 353 MRI systems and 28 PET systems (excluding three systems owned by unconsolidated joint ventures) in operation in 43 states at December 31, 2002. We believe our size allows us to achieve operating, purchasing and administrative efficiencies, including:

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

Exclusive, Long-Term Contracts with a Diverse Client Base

        We generate substantially all of our revenues from exclusive, long-term contracts with hospitals and other healthcare providers. These contracts are usually three to five years in length, are typically non-cancelable by our clients and often have automatic renewal provisions. During 2002, no single client accounted for more than 3% of our revenue.

Reduced Reimbursement Risk

        Generally, hospitals, clinics and independent imaging centers bill patients or third-party payors, such as health insurers, for their imaging services. In contrast, for the year ended December 31, 2002 approximately 89% of our revenues were generated by providing services to hospitals and clinics that are obligated to pay us regardless of their receipt of reimbursement from third-party payors. Accordingly, our exposure to uncollectible patient receivables is minimized, as evidenced by our bad debt expense of only 1.2% of revenues for the year ended December 31, 2002. In addition, we believe that the number of days outstanding for our receivables, which was 47 days as of December 31, 2002, is among the more favorable in the healthcare services industry.

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

Advanced MRI Systems

        Our MRI systems are among the newest and most advanced in the industry due to the significant resources we have invested over the last three years to replace and upgrade existing systems and to purchase new systems. Our technologically advanced systems can perform high quality scans more rapidly and can be used for a wider variety of imaging applications than less advanced systems. Approximately 58% of our MRI systems have been purchased in the last five years and approximately 91% of our MRI systems are equipped with high-strength magnets that allow high-speed imaging. Moreover, technological change in this field is gradual and most of our systems can be upgraded with software and hardware enhancements, which should allow us to continue to provide advanced technology without purchasing entire new systems.

Our Services

        As of December 31, 2002, we provided our outsourcing services on the following bases:

  •
  Shared Service. We offered 72% of our diagnostic imaging systems on a part-time basis. These systems are located in mobile trailers which are transported to our clients' locations. We schedule deployment of these mobile systems so that multiple clients can share use of the same system. The typical shared-service contract is three to five years in length.

  •
  Full-Time Service. We offered 22% of our diagnostic imaging systems on a full-time, long-term basis. These systems are located in either mobile units or buildings located at or near a hospital or clinic. Full-time service systems are provided for the exclusive use of a particular hospital or clinic. We typically offer full-time services under contracts that range from five to ten years in length. Our relationships with our higher-volume shared-service clients have, from time to time, evolved into full-time arrangements.

  •
  Interim and Rental Services. We offered 6% of our diagnostic imaging systems to clients on a full-time, temporary basis. These systems are located in mobile trailers which are transported to our clients' locations. These clients may be unable to maintain the extra capacity to accommodate periods of peak demand for imaging services or may require temporary assistance until they can develop permanent imaging service centers at or near their facilities. Generally, we do not provide technologists to operate our systems in these arrangements.

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

Imaging Systems

        As of December 31, 2002, we operated 430 diagnostic imaging systems, comprising 353 MRI systems, 32 computed tomography systems, 28 positron emission tomography systems (excluding three systems owned by unconsolidated joint ventures) and 17 other systems, substantially all of which we own. We have made significant investments in our systems in an effort to ensure that we maintain the newest, most advanced imaging systems that meet our clients' needs. As of December 31, 2002, approximately 58% of our MRI systems had been purchased in the last five years. Moreover, because we can upgrade most of our current MRI systems, we believe we have reduced the potential for technological obsolescence.

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

Regional Structure

        We have divided the country into nine geographic regions. We have a local presence in each region, none of which accounts for more than 17% of our revenues. We believe we benefit from our regional managers' direct contact with and knowledge of the markets we serve, which allows us to address the specific needs of each local operating environment. Each region markets, manages, and staffs the operation of its imaging systems and is run as a separate profit center responsible for its own revenues, expenses and overhead. To complement this regional arrangement, we have developed standardized contracts, operating policies, and other procedures, which are implemented nationwide in an effort to ensure quality, consistency and efficiency across all regions. For the purposes of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", we have aggregated the results of our nine geographic regions into one reportable segment.

System Management and Maintenance

        We actively manage deployment of our imaging systems to increase their utilization through the coordinated transportation of our mobile systems using 232 power units. We examine client requirements, route patterns, travel times, fuel costs and system availability in our deployment process. Our mobile shared-service MRI systems are currently scheduled for as little as one-half day and up to seven days per week at any particular client, with an average usage of 1.6 days per week per client. Drivers typically move the systems at night and activate them upon arrival at each client location so that the systems are operational when our technologists arrive.

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

Sales and Marketing

        As of December 31, 2002, our national sales force consisted of 33 members who identify and contact potential clients. We also had 72 marketing representatives, as of such date, who are focused on increasing the number of scans performed with our systems by educating physicians about our new imaging applications and service capabilities. The sales force is organized regionally under the oversight of regional vice presidents and senior management. Furthermore, certain of our executive officers and regional vice presidents also spend a portion of their time participating in contract negotiations.

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

        We are, and expect to continue to be, subject to competition in our targeted markets from businesses offering diagnostic imaging services, including existing and developing technologies. There are many companies engaged in this market, including one national competitor and many smaller regional competitors. Some of our competitors may now or in the future have access to greater resources than we do. We compete with other mobile providers, independent imaging centers, physicians, hospitals, and other healthcare providers that have their own diagnostic imaging systems, and original equipment manufacturers that sell or lease imaging systems to healthcare providers for mobile or full-time use. We may also experience greater competition in states that currently have certificates of need laws should these laws be repealed, thereby reducing barriers to entry in that state.

Employees

        As of December 31, 2002, we had 2,210 employees, of whom 1,709 were trained diagnostic imaging technologists, patient coordinators, drivers or other technical support staff. The drivers in our Mid-Atlantic and New England Regions, approximately 55 employees, are represented by the Teamsters union as their collective bargaining agent. We are currently in the process of negotiating with the union regarding the terms and conditions of employment for these drivers. We believe we have good relationships with our employees.

Regulation

        Our business is subject to extensive federal and state government regulation. Although we believe that our operations materially comply with the laws governing our industry, it is possible that non-compliance with existing laws or the adoption of new laws or interpretations of existing laws could adversely affect our financial performance.

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

        In addition, the Ethics in Patient Referral Act of 1989, commonly referred to as the federal physician self-referral prohibition or Stark Law, prohibits physician referrals of Medicare and Medicaid patients to an entity providing certain designated health services (including MRI and other diagnostic imaging services) if the physician or an immediate family member has any financial arrangement with the entity and no statutory or regulatory exception applies. The Stark Law also prohibits the entity from billing for any such prohibited referral. Initially, the Stark Law applied only to clinical laboratory services and regulations applicable to clinical laboratory services were issued in 1995. Earlier that same year, the Stark Law's self-referral prohibition expanded to additional goods and services, including MRI and other imaging services. In 1998, the Centers for Medicare & Medicaid Services, or CMS (formerly known as the Health Care Financing Administration), published proposed rules for the remaining designated health services, including MRI and other imaging services, and in January of 2001, CMS published a final rule which it characterized as the first phase of what will be a two-phase final rule. Phase one of the final rule becomes effective on July 7, 2002, except for a provision relating to physician payment arrangements, which became effective on January 6, 2003. Although CMS has stated that it intends to publish phase two shortly, it is unclear when this will occur.

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

        The Health Insurance Portability and Accountability Act of 1996 created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs such as the Medicare and Medicaid Programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment. The Health Insurance Portability and Accountability Act of 1996 also will require us to follow federal privacy standards for individually identifiable health information and computer security standards for all health information. In December 2000, the government published final regulations to implement the privacy standards under the Act. Compliance with the Act's privacy regulations is required as of April 14, 2003. Proposed regulations for computer security standards were finalized February 20, 2003 and become effective March 20, 2005. We are beginning to address compliance with the Act and applicable regulations. A violation of the Act's health fraud, privacy or security provisions may result in criminal and civil penalties, which may adversely affect our financial performance and our ability to operate our business.

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

        When an entity is determined to have violated the federal False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim. Liability arises, primarily, when an entity knowingly submits a false claim for reimbursement to the federal government. Simple negligence should not give rise to liability, but submitting a claim with reckless disregard of its truth or falsity could result in substantial civil liability.

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

Unlawful Practice of Medicine and Fee Splitting

        The marketing and operation of our diagnostic imaging systems are subject to state laws prohibiting the practice of medicine by non-physicians. We believe that our operations do not involve the practice of medicine because all professional medical services relating to our operations, including the interpretation of scans and related diagnoses, are separately provided by licensed physicians not employed by us. Some states have laws that prohibit any fee-splitting arrangement between a physician and a referring person or entity that would provide for remuneration paid to the referral source on the basis of revenues generated from referrals by the referral source. We believe that our operations do not violate these state laws with respect to fee splitting.

Certificate of Need Laws

        In some states, a certificate of need or similar regulatory approval is required prior to the acquisition of high-cost capital items or services, including diagnostic imaging systems or provision of diagnostic imaging services by us or our clients. Certificate of need regulations may limit or preclude us from providing diagnostic imaging services or systems. At present, 17 states in which we operate have certificate of need laws that restrict the supply of MRI machines and other types of advanced medical equipment to certain incumbent providers. Revenue from states with certificate of need regulations represented approximately 45% of our total revenue in 2002.

        Certificate of need laws were enacted to contain rising healthcare costs, prevent the unnecessary duplication of health resources, and increase patient access for health services. In practice, certificate of need laws have prevented hospitals and other providers who have been unable to obtain a certificate of need from acquiring new machines or offering new services. In the past 18 years, some states have liberalized exemptions from certificate of need laws, including, for example, Pennsylvania, Nebraska, New York, Ohio and Tennessee. However, this liberalization of certificate of need restrictions has had little impact on our performance. Our current contracts will remain in effect even if the certificate of need states in which we operate modify their certificate of need programs. However, a significant increase in the number of states regulating our business through certificate of need or similar programs could adversely affect us. Conversely, repeal of existing certificate of need regulations in jurisdictions where we have obtained a certificate of need, or certificate of need exemption, also could adversely affect us by allowing competitors to enter our markets. Certificate of need laws are the subject of continuing legislative activity.

Reimbursement

        We derive most of our revenues directly from healthcare providers rather than third-party payors, including government programs such as the Medicare Program. We derive a small percentage of our revenues from direct billings to patients or their third-party payors. Services for which we submit direct billings for Medicare and Medicaid patients typically are reimbursed by contractors on a fee schedule basis. Revenues from direct patient billing amounted to approximately 11% of our revenue in 2002.

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

        On August 1, 2000, CMS implemented a Medicare outpatient prospective payment system under which services and items furnished in hospital outpatient departments are reimbursed using a pre-determined amount for each ambulatory payment classification, or APC. Each APC is based on the specific procedures performed and items furnished during a patient visit. Certain items and services are paid on a fee schedule, and for certain drugs, biologics and new technologies, hospitals are reimbursed additional amounts. This new development in reimbursement may significantly affect our financial performance.

        In order for our hospital customers to receive payment from Medicare with respect to our services, our services must be furnished in a "provider-based" organization or facility or be a covered service furnished "under arrangements." On April 7, 2000, CMS published new rules establishing criteria for being a "provider-based" organization or facility. If our services to hospital customers are not furnished in a "provider-based" setting, the services would not be covered by Medicare unless they are found to be a service furnished "under arrangements" to a hospital. The extent to which "under arrangements" services may be covered by Medicare when they do not meet the "provider-based" standards is unclear. In the Benefits Improvement and Protection Act of 2000, Congress "grandfathered" until October 1, 2002 all sites that were paid as provider-based sites as of October 1, 2000. On November 30, 2001, CMS issued revisions to the regulations, which implemented a number of technical changes but did not address all circumstances, including where services are provided "under arrangements." On August 1, 2002, CMS further delayed the effective date for "grandfathered" organizations and facilities until July 1, 2003. In addition, CMS revised the "provider based" regulations to include modifications to the joint venture and management contract provisions. We cannot predict fully the impact of the provider-based regulations on our hospital customers.

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

Environmental, Health and Safety Laws

        Our PET service and some of our other imaging services require the use of radioactive materials. While this material has a short half-life, meaning it quickly breaks down into inert, or non-radioactive substances, using such materials presents the risk of accidental environmental contamination and physical injury. We are subject to federal, state and local regulations governing the storage, use and disposal of materials and waste products. Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management's attention in order to comply with current or future environmental laws and regulations. We have not had material expenses related to environmental, health and safety laws or regulations to date.

RISK FACTORS

        You should carefully consider the risks described below before investing in our publicly-traded securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions and geopolitical changes. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

Risks Related to Our Business

Changes in the rates or methods of third-party reimbursements for diagnostic imaging services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and harm to our financial position.

        We derive a small portion of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid or private health insurance companies, and changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues. Moreover, our healthcare provider clients on whom we depend for the majority of our revenues generally rely on reimbursement from third-party payors. In the past, initiatives have been proposed which, if implemented, would have had the effect of substantially decreasing reimbursement rates for diagnostic imaging services. Similar initiatives enacted in the future may have an adverse impact on our financial condition and our operations. Any change in the rates of or conditions for reimbursement could substantially reduce the number of procedures for which we or these healthcare providers can obtain reimbursement or the amounts reimbursed to us or our clients for services provided by us. Because unfavorable reimbursement policies have constricted and may continue to constrict the profit margins of the hospitals and clinics we bill directly, we have lowered and may continue to need to lower our fees to retain existing clients and attract new ones. These reductions could have a significant adverse effect on our revenues and financial results by decreasing demand for our services or creating downward pricing pressure.

Our revenues may fluctuate or be unpredictable and this may harm our financial results.

        The amount and timing of revenues that we may derive from our business will fluctuate based on:

  •
  variations in the rate at which clients renew their contracts;

  •
  the extent to which our mobile shared-service clients become full-time clients;

  •
  changes in the number of days of service we can offer with respect to a given diagnostic imaging system due to equipment malfunctions or the seasonal factors discussed below; and

  •
  the mix of wholesale and retail billing for our services.

        In addition, we experience seasonality in the sale of our services. For example, our sales typically decline from our third fiscal quarter to our fourth fiscal quarter. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue is affected primarily by fewer calendar days and inclement weather, the results of which are fewer patient scans during the period. Fourth quarter revenue is affected primarily by holiday and client and patient vacation schedules and inclement weather, the results of which are fewer patient scans during the period. As a result, our revenues may significantly vary from quarter to quarter, and our quarterly results may be below market expectations. We may not be able to reduce our expenses, including our debt service obligations, quickly enough to respond to these declines in revenue, which would make our business difficult to operate and would harm our financial results. If this happens, the price of our common stock may decline.

We may experience competition from other medical diagnostic companies and this competition could adversely affect our revenues and our business.

        The market for diagnostic imaging services and systems is competitive. Our major competitors include InSight Health Services Corp., Medical Resources, Inc., Shared Medical Services, Kings Medical Company Inc., Otter Tail Power Company, and Cardinal Health, Inc. In addition to direct competition from other mobile providers, we compete with independent imaging centers and healthcare providers that have their own diagnostic imaging systems as well as with equipment manufacturers that sell or lease imaging systems to healthcare providers for full-time installation. Some of our direct competitors which provide diagnostic imaging services may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment. In addition, some clients have in the past elected to provide imaging services to their patients directly rather than renewing their contracts with us. Finally, we face competition from providers of competing technologies such as ultrasound and may face competition from providers of new technologies in the future. If we are unable to successfully compete, our client base would decline and our business and financial condition would be harmed.

Managed care organizations may prevent healthcare providers from using our services which would cause us to lose current and prospective clients.

        Healthcare providers participating as providers under managed care plans may be required to refer diagnostic imaging tests to specific imaging service providers depending on the plan in which each covered patient is enrolled. These requirements currently inhibit healthcare providers from using our diagnostic imaging services in some cases. The proliferation of managed care may prevent an increasing number of healthcare providers from using our services in the future which would cause our revenues to decline.

We may be unable to effectively maintain our imaging systems or generate revenue when our systems are not working.

        Timely, effective service is essential to maintaining our reputation and high utilization rates on our imaging systems. Repairs to one of our systems can take up to two weeks and result in a loss of revenue. Our warranties and maintenance contracts do not fully compensate us for loss of revenue when our systems are not working. The principal components of our operating costs include depreciation, salaries paid to technologists and drivers, annual system maintenance costs, insurance and transportation costs. Because the majority of these expenses is fixed, a reduction in the number of scans performed due to out-of-service equipment will result in lower revenues and margins. Repairs of our equipment are performed for us by the equipment manufacturers. These manufacturers may not be able to perform repairs or supply needed parts in a timely manner. Thus, if we experience greater than anticipated system malfunctions or if we are unable to promptly obtain the service necessary to keep our systems functioning effectively, our revenues could decline and our ability to provide services would be harmed.

We may be unable to renew or maintain our client contracts which would harm our business and financial results.

        Upon expiration of our clients' contracts, we are subject to the risk that clients will cease using our imaging services and purchase or lease their own imaging systems or use our competitors' imaging systems. During the year ended December 31, 2002, we experienced a higher than normal rate of contract terminations primarily due to stepped up marketing, sales and attractive financing alternatives being offered by original equipment manufacturers to our clients. If these contracts are not renewed, it could result in a significant negative impact on our business. It is not always possible to immediately obtain replacement clients, and historically many replacement clients have been smaller facilities which have a lower number of scans than lost clients.

We may be subject to professional liability risks which could be costly and negatively impact our business and financial results.

        We may be subject to professional liability claims. Although there currently are no known hazards associated with MRI or our other scanning technologies when used properly, hazards may be discovered in the future. Furthermore, there is a risk of harm to a patient during an MRI if the patient has certain types of metal implants or cardiac pacemakers within his or her body. Patients are carefully screened to safeguard against this risk, but screening may nevertheless fail to identify the hazard. To protect against possible professional liability, we maintain professional liability insurance. However, if we are unable to maintain insurance in the future at an acceptable cost or at all or if our insurance does not fully cover us, and a successful claim was made against us, we could be exposed. Any claim made against us not fully covered by insurance could be costly to defend against, result in a substantial damage award against us and divert the attention of our management from our operations, which could have an adverse effect on our financial performance.

Loss of key executives and failure to attract qualified managers, technologists and sales persons could limit our growth and negatively impact our operations.

        We depend upon our management team to a substantial extent. As we grow, we will increasingly require field managers and sales persons with experience in our industry and skilled technologists to operate our diagnostic equipment. It is impossible to predict the availability of qualified field managers, sales persons and technologists or the compensation levels that will be required to hire them. In particular, there is a very high demand for qualified technologists who are necessary to operate our systems. We may not be able to hire and retain a sufficient number of technologists, and we may be required to pay bonuses and higher salaries to our technologists, which would increase our expenses. The loss of the services of any member of our senior management or our inability to hire qualified field managers, sales persons and skilled technologists at economically reasonable compensation levels could adversely affect our ability to operate and grow our business.

We are controlled by a single stockholder which will be able to exert significant influence over matters requiring stockholder approval, including change of control transactions.

        Viewer Holdings L.L.C., which is an affiliate of KKR owns approximately 70% of our common equity after giving effect to outstanding stock options. Accordingly, the KKR affiliate will control us and have the power to elect all of our directors, appoint new management and approve any action requiring the approval of the holders of shares of our common stock, including adopting amendments to our certificate of incorporation and approving mergers, consolidations or sales of all or substantially all of our assets. This concentration of ownership may also delay or prevent a change of control of our company or reduce the price investors might be willing to pay for our common stock. The interests of KKR may conflict with the interests of other holders of our common stock.

Our positron emission tomography, or PET, service and some of our other imaging services require the use of radioactive materials, which could subject us to regulation related costs and delays and potential liabilities for injuries or violations of environmental, health and safety laws.

        Our PET service and some of our other imaging services require radioactive materials. While this radioactive material has a short half-life, meaning it quickly breaks down into inert, or non-radioactive substances, storage, use and disposal of these materials presents the risk of accidental environmental contamination and physical injury. We are subject to federal, state and local regulations governing storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management's attention in order to comply with current or future environmental, health and safety laws and regulations.

We may not be able to achieve the expected benefits from any past or future acquisitions which would adversely affect our financial condition and results.

        We have historically relied on acquisitions as a method of expanding our business. In the past five years we have, directly or indirectly through our subsidiaries, completed four significant acquisitions. In addition, although we have not presently identified any potential future acquisition candidates, we will consider future acquisitions as opportunities arise. If we do not successfully integrate acquisitions, we may not realize anticipated operating advantages and cost savings. The integration of companies that have previously operated separately involves a number of risks, including:

  •
  demands on management related to the increase in our size after an acquisition;

  •
  the diversion of our management's attention from the management of daily operations to the integration of operations;

  •
  difficulties in the assimilation and retention of employees;

  •
  potential adverse effects on operating results; and

  •
  challenges in retaining clients.

        With regard to the last item noted above, our client contract renewal rates for contracts inherited from our acquired companies have historically been lower than those for our own contracts. We may not be able to maintain the levels of operating efficiency acquired companies will have achieved or might achieve separately. Successful integration of each of their operations will depend upon our ability to manage those operations and to eliminate redundant and excess costs. Because of difficulties in combining operations, we may not be able to achieve the cost savings and other size related benefits that we hoped to achieve after these acquisitions which would harm our financial condition and operating results.

Risks Related to Government Regulation of Our Business

Complying with federal and state regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

        We are directly or indirectly through our clients subject to extensive regulation by both the federal government and the states in which we conduct our business.

        If our operations are found to be in violation of any of the laws and regulations to which we or our clients are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of our operations. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. For a more detailed discussion of the various state and federal regulations to which we are subject see "Business—Regulation."

Healthcare reform legislation could limit the prices we can charge for our services, which would reduce our revenues and harm our operating results.

        In addition to extensive existing government healthcare regulation, there are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services, including a number of proposals that would significantly limit reimbursement under the Medicare and Medicaid Programs. Limitations on reimbursement amounts and other cost containment pressures have in the past resulted in a decrease in the revenue we receive for each scan we perform. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect these proposals would have on our business. Aspects of certain of these healthcare proposals, such as reductions in the Medicare and Medicaid Programs, containment of healthcare costs on an interim basis by means that could include a short-term freeze on prices charged by healthcare providers, and permitting greater state flexibility in the administration of Medicaid, could limit the demand for our services or affect the revenue per procedure that we can collect which would harm our business and results of operations.

The application or repeal of state certificate of need regulations could harm our business and financial results.

        Some states require a certificate of need or similar regulatory approval prior to the acquisition of high-cost capital items including diagnostic imaging systems or provision of diagnostic imaging services by us or our clients. Seventeen of the 43 states in which we operate require a certificate of need and more states may adopt similar licensure frameworks in the future. In many cases, a limited number of these certificates are available in a given state. If we are unable to obtain the applicable certificate or approval or additional certificates or approvals necessary to expand our operations, these regulations may limit or preclude our operations in the relevant jurisdictions.

        Conversely, states in which we have obtained a certificate of need may repeal existing certificate of need regulations or liberalize exemptions from the regulations. For example, Pennsylvania, Nebraska, New York, Ohio and Tennessee have liberalized exemptions from certificate of need programs. The repeal of certificate of need regulations in states in which we have obtained a certificate of need or a certificate of need exemption would lower barriers to entry for competition in those states and could adversely affect our business.

If we fail to comply with various licensure, certification and accreditation standards we may be subject to loss of licensure, certification or accreditation which would adversely affect our operations.

        All of the states in which we operate require that the imaging technologists that operate our computed tomography, single photon emission computed tomography, and positron emission tomography systems be licensed or certified. Also, each of our retail sites must continue to meet various requirements in order to receive payments from the Medicare Program. In addition, we are currently accredited by the Joint Commission on Accreditation of Healthcare Organizations, an independent, non-profit organization that accredits various types of healthcare providers such as hospitals, nursing homes and providers of diagnostic imaging services. In the healthcare industry, various types of organizations are accredited to meet certain Medicare certification requirements, expedite third-party payment, and fulfill state licensure requirements. Some managed care providers prefer to contract with accredited organizations. Any lapse in our licenses, certifications or accreditations, or those of our technologists, or the failure of any of our retail sites to satisfy the necessary requirements under Medicare could adversely affect our operations and financial results.

Risks Related to Our Indebtedness

        We are highly leveraged and our liabilities exceed our assets by a substantial amount. As of December 31, 2002, we had $608.9 million of outstanding debt, excluding letters of credit and guarantees.

Our substantial indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

        Our substantial indebtedness could have important consequences for our stockholders. For example, it could:

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and acquisitions and for other general corporate purposes;

  •
  increase our vulnerability to economic downturns and competitive pressures in our industry;

  •
  increase our vulnerability to interest rate fluctuations because a substantial amount of our debt is at variable interest rates; as of December 31, 2002, $334.0 million of our debt was at variable interest rates;

  •
  place us at a competitive disadvantage compared to our competitors that have less debt in relation to cash flow; and

  •
  limit our flexibility in planning for, or reacting to, changes in our business and our industry.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more indebtedness which could increase the risks described above.

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture that govern our 10 3/8% senior subordinated notes due 2011 permit us or our subsidiaries to incur additional indebtedness, subject to certain restrictions. In addition, as of December 31, 2002, our revolving credit facility permitted additional borrowings of up to approximately $148 million subject to the covenants contained in the credit facility. If new debt is added to our and our subsidiaries' current debt levels, the risks discussed above could intensify.

If we are unable to generate or borrow sufficient cash to make payments on our indebtedness or to refinance our indebtedness on acceptable terms, our financial condition would be materially harmed, our business may fail and you may lose all of your investment.

        Our ability to make payments on our indebtedness will depend on our ability to generate cash flow in the future which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, future borrowings may not be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other cash needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including our credit facility and our 10 3/8% senior subordinated notes due 2011, on commercially reasonable terms or at all. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. If we are not able to refinance our debt, we could become subject to bankruptcy proceedings, and you may lose all of your investment because the claims of our creditors on our assets are prior to the claims of our stockholders.

We may not be able to finance future needs or adapt our business plan to changes because of restrictions placed on us by our credit facility, the indenture governing our 10 3/8% senior subordinated notes due 2011 and instruments governing our other indebtedness.

        The indenture for our 10 3/8% senior subordinated notes due 2011 and our credit facility contain affirmative and negative covenants which restrict, among other things, our ability to:

  •
  incur additional debt;

  •
  sell assets;

  •
  create liens or other encumbrances;

  •
  make certain payments and dividends; or

  •
  merge or consolidate.

        All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. A failure to comply with these covenants and restrictions would permit the relevant creditors to declare all amounts borrowed under the relevant facility, together with accrued interest and fees, to be immediately due and payable. If the indebtedness under the credit facility or our 10 3/8% senior subordinated notes due 2011 is accelerated, we may not have sufficient assets to repay amounts due under the credit facility, the notes or on other indebtedness then outstanding. If we are not able to refinance our debt, we could become subject to bankruptcy proceedings, and you may lose all or a portion of your investment because the claims of our creditors on our assets are prior to the claims of our stockholders.

How to Obtain Our SEC Filings

        All reports we file with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC's public reference room located at 450 Fifth St., N.W., Washington, D.C., 20549. We also provide copies of our Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge to investors upon request and make electronic copies of such reports available through our website at www.allianceimaging.com as soon as reasonably practicable after filing such material with the SEC.

Executive Officers of the Registrant

        Set forth below is information regarding our executive officers, including their principal occupations for the past five years and their ages as of March 15, 2003. There are no family relationships between any of our executive officers and any other executive officer or board member. Our executive officers are elected annually by our board of directors and serve at the discretion of our board of directors.

Name	Age	Present Position
Richard N. Zehner	50	Chairman, Chief Executive Officer and Director
Paul S. Viviano	49	President, Chief Operating Officer and Director
Kenneth S. Ord	56	Executive Vice President and Chief Financial Officer
Terry A. Andrues	51	Executive Vice President
Cheryl A. Ford	47	Executive Vice President
Russell D. Phillips, Jr.	40	Executive Vice President, General Counsel and Secretary
Howard K. Aihara	39	Vice President and Corporate Controller

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

        Paul S. Viviano has served as our president, chief operating officer, and director since January 2003. Prior to joining us, Mr. Viviano was chief executive officer of USC University Hospital and USC Norris Cancer Hospital from 2000 to 2002. He was employed by the St. Joseph Health System from 1987 to 2000 and served as its executive vice president and chief operating officer from 1995 to 2000.

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

        Russell D. Phillips, Jr.    has served as our general counsel and secretary since March 1998 and has also served as executive vice president since May 2002. Prior to joining us, Mr. Phillips served as chief legal officer of Talbert Medical Management Corporation, a publicly traded physician practice management corporation from May 1997 to September 1997, and corporate counsel to FHP International Corporation, a publicly traded health maintenance organization from June 1992 to April 1997. Mr. Phillips was an associate with Skadden, Arps, Slate, Meagher & Flom, LLP from 1987 through 1992.

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

Item 2. Properties.

        We lease approximately 47,000 square feet of space in Anaheim, California for our executive and principal administrative offices. We also lease a 15,600 square foot operations warehouse in Orange, California and a 9,000 square foot operations warehouse in Childs, Pennsylvania, as well as space for our regional offices.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our security holders during the fourth quarter of 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

        Our common stock has traded on the New York Stock Exchange since July 27, 2001 under the symbol "AIQ". Our common stock was neither publicly traded during 2000 nor the period of 2001 prior to July 27. The high and low closing prices as reported on the NYSE are set forth below for the respective time periods. As of March 21, 2003, there were 12 stockholders of record of our common stock and approximately 1,200 beneficial holders of our common stock.

	2002		2001
	High	Low	High		Low
First Quarter	$12.90	$10.60	N/A		N/A
Second Quarter	$15.35	$12.34	N/A		N/A
Third Quarter	$13.91	$10.00	$14.40	*	$11.75	*
Fourth Quarter	$12.58	$4.86	$14.20		$10.12

*
From July 27, 2001 through September 30, 2001

        We have never paid any cash dividends on our common stock and have no current plans to do so. We intend to retain available cash to provide for the operation of our business, including capital expenditures, fund future acquisitions, and to repay indebtedness. Our senior secured credit agreement and the indenture related to our senior subordinated notes restrict the payment of cash dividends on our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        All stock option plans under which our common stock is reserved for issuance have previously been approved by our shareholders. The following table provides summary information as of December 31, 2002 for all of our stock option plans:

	Number of shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares of Common Stock remaining Available for Future Issuance (excluding shares reflected in column 1)
Stock option plans approved by shareholders	5,429,300	$4.35	2,876,300
Stock option plans not approved by shareholders	—	—	—

	5,429,300	$4.35	2,876,300

ITEM 6. Selected Consolidated Financial Data.

        The selected consolidated financial data shown below has been taken or derived from the audited consolidated financial statements of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included herein (in thousands, except per share data).

	Year Ended December 31,
	1998	1999	2000	2001	2002
Consolidated Statements of Operations Data:
Revenues	$243,297	$318,106	$345,287	$375,216	$412,033
Costs and expenses:
Operating expenses, excluding depreciation	111,875	143,238	151,722	162,190	184,050
Selling, general and administrative expenses	24,346	31,097	38,005	43,472	45,930
Non-cash stock-based compensation	100	—	333	1,456	1,900
Separation and related costs	—	—	4,573	—	—
Recapitalization, merger integration, and regulatory costs	2,818	52,581	4,523	—	—
Depreciation expense	33,493	47,055	54,924	63,761	69,384
Amortization expense	11,289	14,565	14,390	14,454	2,502
Interest expense, net	41,772	51,958	77,051	65,651	47,705
Loss on early retirement of debt	3,723	18,176	—	3,734	—
Other income and expense, net	—	—	—	—	(872)

Total costs and expenses	229,416	358,670	345,521	354,718	350,599

Income (loss) before income taxes	13,881	(40,564)	(234)	20,498	61,434
Provision for income taxes	7,284	2,887	1,969	9,968	25,495

Net income (loss)	6,597	(43,451)	(2,203)	10,530	35,939
Less: Preferred stock dividends and financing fee accretion	(2,186)	(2,081)	—	—	—
Less: Excess of consideration paid over carrying amount of preferred stock repurchased	—	(2,796)	—	—	—

Net Income (loss) applicable to common stock	$4,411	$(48,328)	$(2,203)	$10,530	$35,939

Earnings (loss) per common share:
Basic	$0.08	$(0.89)	$(0.06)	$0.25	$0.76

Diluted	$0.07	$(0.89)	$(0.06)	$0.24	$0.72

Weighted average number of shares of common stock and common stock equivalents:
Basic	57,110	54,210	38,000	42,004	47,595
Diluted	59,210	54,210	38,000	44,612	49,793

	Year Ended December 31,
	1998	1999	2000	2001	2002
Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$3,083	$4,804	$12,971	$22,051	$31,413
Total assets	567,932	625,510	646,160	658,232	683,058
Long-term debt, including current maturities	518,423	751,849	758,989	655,961	608,862
Redeemable preferred stock	16,673	—	—	—	—
Stockholders' deficit	(43,327)	(201,899)	(203,809)	(80,857)	(42,309)
Other Data:
EBITDA(1)	$100,435	$73,014	$146,131	$164,364	$181,025
EBITDA margin(2)	41.3%	23.0%	42.3%	43.8%	43.9%
Cash flows provided by (used in):
Operating activities	46,855	38,197	92,044	96,364	138,960
Investing activities	(245,104)	(104,072)	(90,995)	(74,086)	(76,942)
Financing activities	189,077	67,596	7,118	(13,198)	(52,656)
Capital expenditures	72,321	95,914	101,554	75,428	70,136

(1)
EBITDA represents earnings before interest expense, net, income taxes, depreciation and amortization expense. EBITDA is not a presentation made in accordance with accounting principles generally accepted in the United States of America. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States of America, or as a measure of profitability or liquidity. EBITDA is included in this annual report to provide additional information with respect to our ability to satisfy our debt service, capital expenditure and working capital requirements and because certain covenants in our debt instruments are based on similar measures. While EBITDA is used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations. The calculation of EBITDA is shown below (in thousands):

	Year Ended December 31,
	1998	1999	2000	2001	2002
Net income (loss)	$6,597	$(43,451)	$(2,203)	$10,530	$35,939
Depreciation expense	33,493	47,055	54,924	63,761	69,384
Amortization expense	11,289	14,565	14,390	14,454	2,502
Interest expense, net	41,772	51,958	77,051	65,651	47,705
Provision for income taxes	7,284	2,887	1,969	9,968	25,495

EBITDA	$100,435	$73,014	$146,131	$164,364	$181,025

(2)
EBITDA margin is calculated by dividing EBITDA by revenues.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are a leading national provider of outsourced diagnostic imaging services, with 84% of our 2002 revenues derived from magnetic resonance imaging, or MRI. We provide imaging services primarily to hospitals and other healthcare providers on a mobile, shared-service basis. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day operations. We had 430 diagnostic imaging systems, including 353 MRI systems, and 1,304 clients in 43 states at December 31, 2002.

        Approximately 89% of our revenues for the year ended December 31, 2002 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients' receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. These contracts, which are usually three to five years in length, are typically non-cancelable by our clients and often contain automatic renewal provisions. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided.

        Approximately 11% of our revenues for the year ended December 31, 2002 were generated by providing services directly to patients from our sites located at or near hospital or other healthcare provider facilities, which we refer to as retail revenues. Our revenue from these sites is generated from direct billings to patients or their third-party payors, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

        The principal components of our operating costs, excluding depreciation, are compensation paid to technologists and drivers, annual system maintenance costs, medical supplies, transportation and travel costs, and system rental costs. Because a majority of these expenses are fixed, increased revenue as a result of higher scan volumes per system significantly improves our margins while lower scan volumes result in lower margins.

        The principal components of selling, general and administrative expenses are sales force compensation, marketing costs, corporate overhead costs and our provision for doubtful accounts.

        For the year ended December 31, 2002, we recorded $1.9 million in non-cash stock-based compensation primarily as a result of amending certain stock option agreements in June 2001 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value. One-half of the options granted to date under our 1999 Equity Plan are "performance options." These options vest on the eighth anniversary of the grant date if the option holder is still our employee, but the vesting accelerates if we meet the operating performance targets specified in the option agreements. On June 20, 2001, our compensation committee authorized us to enter into amended option agreements to reduce the performance targets for the majority of the outstanding performance options. As a result, if we achieve the reduced performance targets but do not achieve the original performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, we would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option's exercise price. We estimate that we will incur an additional $2 million to $5 million in the aggregate of non-cash stock-based compensation charges over the next three years as a result of amending option agreements to reduce performance targets. These charges, however, may not be evenly distributed over each of those three years or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees.

        At December 31, 2002, we had approximately $127 million of net operating losses available for federal tax purposes and $54 million for state tax purposes to offset future taxable income, subject to certain limitations. These net operating losses will expire at various dates from 2003 through 2020.

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

        In connection with the KKR acquisition, we incurred a significant amount of debt. As of December 31, 2002, we had $608.9 million of outstanding debt, excluding letters of credit and guarantees, consisting of $334.0 million of borrowings under our credit facility, $260.0 million aggregate principal amount of outstanding 10 3/8% senior subordinated notes due 2011, and $14.9 million of equipment debt. Of that debt, we incurred $466.0 million (of which $334.0 million was remaining at December 31, 2002) under our credit facility in connection with the KKR acquisition, and we used the proceeds from the offering of the 10 3/8% senior subordinated notes to repay a $260.0 million subordinated bridge loan from KKR we incurred in connection with the KKR acquisition. Our indebtedness could require us to dedicate a substantial portion of our cash flow to payments on our debt and thereby reduce the availability of our cash flow to fund working capital, make capital expenditures and invest in the growth of our business. In addition, the substantial interest payments on our debt could make it more difficult for us to achieve and sustain profitability.

Recent Transactions

        Effective July 1, 2002, we acquired the assets of three free-standing imaging centers and three mobile, shared-services systems from various affiliates of Radiologic Associates of Northwest Indiana, Inc. The free-standing imaging centers include a multi-modality center, an open MRI center, and a positron emission tomography ("PET") center. The mobile, shared-service systems include two SPECT systems and a bone densitometry system. The purchase price consisted of $11.6 million in cash and assumed liabilities. The acquisition was financed using our available cash and line of credit. Included in the assets acquired are intangible assets in the amount of $5.6 million and goodwill in the amount of $3.2 million. We have not included pro forma information as this acquisition did not have a material impact on our consolidated financial position or results of operations.

        Effective August 22, 2002, we sold our lithotripsy therapeutic assets to a U.S. subsidiary of the German-based United Medical Systems International. The sale included nine mobile lithotripters, which generated annual revenues approaching $5.0 million and annual EBITDA (earnings before interest, taxes, depreciation, and amortization) approaching $2.0 million. We received $10.0 million in cash consideration resulting in a $1.0 million gain on sale of assets which was recorded as other income and expense, net in the consolidated statement of operations.

        On March 30, 2003, we entered into a joint venture agreement with GE Capital Corporation to form Affordable Imaging Rentals, LLC ("AIR"). AIR will own and operate a diagnostic imaging rental fleet of approximately 50 systems, primarily used by hospital and other healthcare clients for short-term, unstaffed MRI and CT rental needs. We will have a 50% equity interest in AIR for $8.7 million in cash. This equity interest will be an investment in a non-consolidated affiliate, because we do not possess control, and will be accounted for under the equity method. We also entered into a long-term management agreement with AIR to provide logistics and related services for the rental fleet. This transaction is subject to certain conditions of closing.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Revenue increased $36.8 million, or 9.8%, to $412.0 million in 2002 compared to $375.2 million in 2001 primarily due to higher PET revenue, higher MRI revenue under fixed-fee contracts and other revenue, and higher scan-based MRI revenue. PET revenue in 2002 increased $16.4 million, or 168%, compared to 2001 primarily as a result of additional PET systems in operation and an increase in PET scan volume. Non-scan based and other revenue increased $10.4 million or 19.2%, primarily due to an increase in management contract revenue. Scan-based MRI revenue in 2002 increased $10.0 million, or 3.2%, compared to 2001 primarily as a result of a 4.6% increase in our MRI scan volume. We attribute this increase to an increase in the number of scans for existing clients primarily as a result of additional scan-based systems in operation and an increase in average daily scan volume per MRI system. The average daily scan volume per MRI system increased to 9.8 in 2002 from 9.6 in 2001. The increase in scan-based revenue was partially offset by a 1.4% decrease in average price per MRI scan. The decrease in average price realized per scan is primarily the result of clients achieving discounted price levels on incremental scan volume and our granting price reductions to certain clients.

        We had 353 MRI systems at December 31, 2002 compared to 339 MRI systems at December 31, 2001. We had 28 PET systems (excluding three systems owned by unconsolidated joint ventures) at December 31, 2002 compared to 15 PET systems at December 31, 2001. The increase was primarily a result of planned system additions to satisfy client demand.

        Operating expenses, excluding depreciation, increased $21.9 million, or 13.5%, to $184.1 million in 2002 compared to $162.2 million in 2001. Compensation and related employee expenses increased $10.6 million, or 12.7%, primarily as a result of an increase in the number of employees necessary to support new systems in operation and an increase in technologists' wages. We have experienced higher than average wage increases due to a shortage of technologists in the markets in which we operate and expect this trend to continue in 2003. Medical supplies increased $3.3 million, or 41.9%, primarily as a result of an increase in the number of PET systems in operation, which use a radiopharmaceutical as part of the scan. Outside medical services increased $3.0 million, or 100%, primarily as a result of an increase in costs for services from outside radiologists associated with PET. Expenses incurred under management agreements increased $1.1 million, or 20.6%. All other operating expenses, excluding depreciation, increased $3.9 million, or 6.2%, primarily due to the overall increase in scan volume. Operating expenses, excluding depreciation, as a percentage of revenue, increased to 44.7% in 2002 from 43.2% in 2001 as a result of the factors described above. In 2002 we experienced a higher percentage of revenues contributed by the PET modality, which has a slightly lower margin percentage than the MRI modality primarily due to the modest margin generated from the radiopharmaceutical used in the PET diagnostic study.

        Selling, general and administrative expenses increased $2.4 million, or 5.7%, to $45.9 million in 2002 compared to $43.5 million in 2001. Compensation and related employee expenses increased $1.4 million, or 5.7%, primarily due to an increase in regional sales and marketing salaries and commissions. Minority interest expense increased $1.1 million, or 112%, due to an increase in profitability of our majority-owned subsidiaries over which we exercise control. Insurance expense increased $0.7 million, or 306%, due to an increase in insurance premiums. These increases were offset by a decrease in the provision for doubtful accounts of $1.0 million, or 17.4%. The provision for doubtful accounts was 1.2% of revenue in 2002 compared to 1.5% in 2001. All other selling, general and administrative expenses increased $0.2 million or 2.2%. Selling, general and administrative expenses as a percentage of revenue were 11.2% and 11.6% in 2002 and 2001, respectively.

        We recorded non-cash stock-based compensation of $1.9 million and $1.5 million in 2002 and 2001, respectively, primarily as a result of amending certain stock option agreements in June 2001 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value.

        Depreciation expense increased $5.6 million, or 8.8%, to $69.4 million in 2002 compared to $63.8 million in 2001 principally due to a higher amount of depreciable assets associated with MRI system additions and upgrades, as well as an increase in the number of PET systems which have a shorter depreciable life than MRIs.

        Amortization expense decreased $12.0 million, or 82.7%, to $2.5 million in 2002 compared to $14.5 million in 2001. This decrease is due to our adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), which no longer requires the amortization of goodwill (see Note 2 to audited consolidated financial statements).

        Interest expense, net, decreased $18.0 million, or 27.3%, to $47.7 million in 2002 compared to $65.7 million in 2001, primarily due to the use of $111 million of proceeds from our initial public offering to pay down debt in the fourth quarter of 2001 and the use of cash provided from operating activities to pay down debt in 2002. We also experienced lower average interest rates in 2002 compared to 2001.

        Provision for income taxes in 2002 was $25.5 million, resulting in an effective tax rate of 41.5%. Our effective tax rate was higher than statutory rates primarily as a result of state income taxes. Provision for income taxes in 2001 was $11.5 million, resulting in an effective tax rate of 47.3%. Our effective tax rate was higher than statutory rates primarily as a result of non-deductible goodwill and state income taxes.

        In 2002, we early adopted Statement of Financial Accounting Standards No. 145, which required us to reclassify our 2001 early extinguishment of debt of $2.2 million, net of taxes, from treatment as an extraordinary item to income from operations. Accordingly, our 2001 results reflect a reclassification of $3.7 million for a loss on early retirement of debt, which decreased income from operations, and also decreased our provision for income taxes by $1.5 million (see Note 2 to our audited consolidated financial statements).

        Our net income was $35.9 million, or $0.72 per share on a diluted basis, in 2002 compared to net income of $10.5 million, or $0.24 per share on a diluted basis in 2001. Our net income in 2001, adjusted for the adoption of the non-amortization provisions of SFAS 142 (as described above), would have been $17.3 million, or $0.39 per share.

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

        In 2002, we early adopted Statement of Financial Accounting Standards No. 145, which required us to reclassify our 2001 early extinguishment of debt of $2.2 million, net of taxes, from treatment as an extraordinary item to income from operations. Accordingly, our 2001 results reflect a reclassification of $3.7 million for a loss on early retirement of debt, which decreased income from operations, and also decreased our provision for income taxes by $1.5 million (see Note 2 to our audited consolidated financial statements).

        Our net income was $10.5 million, or $0.24 per share on a diluted basis, in 2001 compared to a net loss of $(2.2) million, or $(0.06) per share on a diluted basis in 2000.

Liquidity and Capital Resources

        Our primary source of liquidity is cash provided by operating activities. We generated cash of $139.0 million and $96.4 million from operating activities in 2002 and 2001, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI scans, the price we can charge our customers for providing MRI services and the costs to us of providing those services. In addition, as of December 31, 2002, we had $148.0 million available borrowings under our revolving line of credit.

        Our primary use of capital resources is to fund capital expenditures. We used cash of $76.9 million and $74.1 million for investing activities in 2002 and 2001, respectively. We incur capital expenditures for the purposes of:

  •
  purchasing new systems;

  •
  replacing less advanced systems with new systems;

  •
  providing upgrades of our MRI systems and upgrading our corporate infrastructure for future growth; and

  •
  purchasing systems upon termination of operating leases.

        Capital expenditures totaled $70.1 million for the year ended December 31, 2002, compared to capital expenditures of $75.4 million for the year ended December 31, 2001. In 2002, we purchased 22 MRI systems and 14 PET systems, including replacement systems. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2003 and finance substantially all of these purchases with our available cash, cash from operating activities and our revolving line of credit. We expect capital expenditures to total approximately $75 million in 2003.

        In connection with the November 1999 acquisition of Alliance Imaging by an affiliate of KKR, we entered into a $616.0 million credit agreement. We also entered into a $260.0 million senior subordinated credit facility agreement with KKR, which was extinguished in April 2001. The credit agreement contains restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, capital expenditures and prepayments of other indebtedness. Additionally, the credit agreement contains financial covenants which, as of December 31, 2002, require a minimum interest coverage ratio of 1.85 to 1.0 as well as a maximum leverage ratio of 5.5 to 1.0. As of December 31, 2002, we are in compliance with all covenants contained in our credit agreement and forecast that we will be in compliance with these covenants in 2003. Our failure to comply with these covenants could permit the lenders under the credit agreement to declare all amounts borrowed under the agreement, together with accrued interest and fees, to be immediately due and payable. If the indebtedness under the credit facility is accelerated, we may not have sufficient assets to repay amounts due under the credit facility. If we are not able to refinance our debt, we could become subject to bankruptcy proceedings.

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

        On July 30, 2001, we completed our offer to exchange our 10 3/8% Senior Subordinated Notes due 2011, which have been registered under the Securities Act of 1933, as amended (the "Exchange Notes"), for all of our outstanding Private Notes. The terms of the Exchange Notes are substantially identical to the Private Notes, except for the elimination of some transfer restrictions, registration rights and liquidated damages provisions relating to the Private Notes. We did not receive any proceeds from the exchange offer. As of December 31, 2002, we are in compliance with all covenants contained in our Exchange Notes and forecast that we will be in compliance with these covenants in 2003. Our failure to comply with these covenants could permit the trustee under the Indenture relating to the Exchange Notes and the note holders to declare the principal amounts under the Exchange Notes, together with accrued and unpaid interest, to be immediately due and payable. If the indebtedness under the Exchange Notes, or any of our other indebtedness, is accelerated, and we are not able to refinance our debt, we could become subject to bankruptcy proceedings.

        In August 2001, we used the net proceeds of approximately $111.0 million from our initial public offering of common stock to pay down $30.0 million under the revolving loan facility, $38.0 million under Tranche A of the term loan facility, and $43.0 million under Tranche C of the term loan facility.

        On June 11, 2002, we completed a $286.0 million refinancing of our Tranche B and C term loan facility. Under the terms of the amended term loan facility, we received proceeds of $286.0 from a new

Tranche C term loan facility, and used the entire amount of the proceeds to retire $145.5 and $140.5 owed under Tranche B and C of our existing term loan facility, respectively. The new Tranche C term loan facility has a remaining principal balance of $266.0 million due on November 2, 2008. In addition, the applicable new Tranche C borrowing rate decreased to LIBOR plus 2.375%. The borrowing rate under the previously applicable Tranche B borrowing rate had been LIBOR plus 2.750% and the previously applicable Tranche C borrowing rate had been LIBOR plus 3.000%. Our Credit Agreement dated November 2, 1999, as amended, will govern the new Tranche C term loan facility with the same security provisions and financial covenants.

        In 2002, we used $45.0 million in cash flow from operating activities to pay down $25.0 million under Tranche A of the term loan facility and $20.0 million under the new Tranche C of our term loan facility.

        The maturities of our long-term debt, future payments under our operating leases, and binding equipment purchase commitments as of December 31, 2002 are as follows:

Contractual Obligations	2003	2004	2005	2006	2007	Thereafter	Total
	(in millions)
Term Loan—Tranche A	$—	$—	$32.0	$36.0	$—	$—	$68.0
Term Loan—Tranche C	—	—	—	—	—	266.0	266.0
Senior Subordinated Notes	—	—	—	—	—	260.0	260.0
Equipment Loans	4.9	3.8	3.7	2.2	0.3	—	14.9
Operating Leases	5.6	4.3	2.8	2.0	1.8	0.5	17.0
Equipment Purchase Commitments	35.1	—	—	—	—	—	35.1

Total	$45.6	$8.1	$38.5	$40.2	$2.1	$526.5	$661.0

        We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with other available sources of liquidity, including borrowings available under our revolving loan facility, will be sufficient over the next year to fund anticipated capital expenditures and make required payments of principal and interest on our debt.

Critical Accounting Policies

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

Revenue Recognition

        All revenues are recognized at the time the service is performed. The majority of our revenues are derived directly from healthcare providers. To a lesser extent, revenues are generated from direct billings to patients or their medical payors which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from direct patient billing amounted to approximately 11%, 10% and 10% of revenues in the years ended December 31, 2002, 2001, and 2000, respectively. We continuously monitor collections from direct patient billings and compare these collections to revenue, net of contractual discounts, recorded at the time of service. While such contractual discounts have historically been within our expectations and the provisions established, an inability to accurately estimate contractual discounts in the future could have a material adverse impact on our operating results.

Accounts Receivable

        We provide shared and single-user diagnostic imaging equipment and technical support services to the healthcare industry and directly to patients on an outpatient basis. Substantially all of our accounts receivable are due from hospitals, other healthcare providers and health insurance providers located throughout the United States. Services are generally provided pursuant to long-term contracts with hospitals and other healthcare providers or directly to patients, and generally collateral is not required. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our clients and maintain a provision for estimated credit losses based upon any specific client collection issues that we have identified and our historical experience. While such credit losses have historically been within our expectations and the provisions established, an inability to accurately estimate credit losses in the future could have a material adverse impact on our operating results.

Goodwill and Long-Lived Assets

        We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. Goodwill is allocated to our various reporting units which are our nine geographical regions. We compare the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. The fair value for goodwill is determined based on discounted cash flows, market multiples or appraised values as appropriate. If the fair value of the reporting unit is determined to be less than its carrying value, we would be required to record an impairment loss for our goodwill that could have a material adverse impact on our operating results for the period in which such charge was recorded.

        We periodically evaluate the recoverability of the carrying amount of our identified intangibles and other long-lived assets on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairments are recognized in operating earnings. We use our best judgment based on the most current facts and circumstances surrounding our business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on our assessment of recoverability.

Deferred Income Taxes

        Deferred income tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future income tax benefits are recognized only to the extent that the realization of such benefits is considered to be more likely than not. We regularly review our deferred income tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective income tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to significantly increase our valuation allowance resulting in a substantial increase in our effective tax rate which could have a material adverse impact on our operating results.

Recent Accounting Pronouncements

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill and intangible assets with indefinite useful lives to remain on the balance sheet and not be amortized. On an annual basis, or when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. We have discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes, and will comply with periodic impairment test procedures. We have completed a review of each of our reporting units and have concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of January 1, 2002 and December 31, 2002.

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. We will adopt SFAS 143 on January 1, 2003. This Statement is not expected to have a material impact on our consolidated financial position or results of operations.

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and for reporting of discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of SFAS 144 did not have a material impact on our consolidated financial position or results of operations.

        In November 2001, the FASB announced Emerging Issues Task Force No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expense Incurred" ("EITF D-103"), which should be applied in financial reporting periods beginning after December 15, 2001. The announcement requires companies to characterize reimbursements received for out-of-pocket expenses as revenues in the consolidated statements of operations. Historically, we have appropriately recorded reimbursements received for out-of-pocket expenses as revenues in its consolidated statements of operations. We adopted EITF D-103 as of January 1, 2002. The adoption of EITF D-103 did not have a material effect on our consolidated financial position or results of operations.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses. SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. As of December 31, 2002 we early adopted SFAS 145, which required us to reclassify our 2001 early extinguishment of debt of $2.2 million, net of taxes, from treatment as an extraordinary item to income from operations. Accordingly, our 2001 results reflect a reclassification of $3.7 million for a loss on early retirement of debt, which decreased income from operations, and also decreased our provision for income taxes by $1.5 million.

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

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. We adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 (see Note 8 to the consolidated financial statements). We are currently evaluating the recognition provisions of FIN 45 but do not expect that they will have a material impact on our consolidated financial position or results of operations.

        In December 2002, the FASB Issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123" ("SFAS 148"). This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective in fiscal years ending after December 15, 2002. We have provided the additional disclosures required by SFAS 148 for the year ended December 31, 2002 (see Note 2 to the consolidated financial statements).

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in fiscal 2004 for all other variable interest entities. We expect that the provisions of FIN 46 will not have a material impact on our consolidated financial position or results of operations upon adoption since we currently have no variable interest entities.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

        Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly in the section entitled "Liquidity and Capital Resources", and elsewhere in this annual report on Form 10-K, are "forward-looking statements," within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as results of operations and financial condition, capital expenditures, the consummation of acquisitions and financing transactions and the effect of such transactions on the Company's business and the Company's plans and objectives for future operations and expansion are examples of forward-looking statements. In some cases you can identify these statements by forward- looking words like "may", "will", "should", "expect", "anticipate", "believe", "estimate", "predict", "continue" or similar words. These forward-looking statements are subject to risks and uncertainties which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. These risks and uncertainties include factors affecting our leverage, including fluctuations in interest rates, our ability to incur financing, the effect of operating and financial restrictions in our debt instruments, the accuracy of our estimates regarding our capital requirements, the effect of intense levels of competition in our industry, changes in the healthcare regulatory environment, our ability to keep pace with technological developments within our industry, and other risks and uncertainties, including those enumerated and described under "Risk Factors" in this annual report on Form 10-K. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

	December 31, 2002
	Expected Maturity Date
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(dollars in millions)
Liabilities:
Long-term debt:
Fixed rate	$4.9	$3.8	$3.7	$2.2	$0.3	$260.0	$274.9	$268.1
Average interest rate	7.84%	8.28%	8.58%	8.25%	7.89%	10.38%	10.26%	10.64%
Variable rate	—	—	$32.0	$36.0	$—	$266.0	$334.0	$334.0
Average interest rate	N/A	N/A	3.10%	3.10%	N/A	4.17%	3.95%	3.95%

Item 8. Financial Statements and Supplementary Data.

ALLIANCE IMAGING, INC.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Alliance Imaging, Inc.

        We have audited the accompanying consolidated balance sheets of Alliance Imaging, Inc. and subsidiaries ("the Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and stockholders' deficit for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule for the years ended December 31, 2002, 2001 and 2000, listed in the Index at Item 15(a)(2). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Imaging, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as a result of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

Deloitte & Touche LLP

Costa Mesa, California
February 21, 2003, except for Note 13,
as to which the date is March 30, 2003

ALLIANCE IMAGING, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$22,051	$31,413
Accounts receivable, net of allowance for doubtful accounts of $12,244 in 2001 and $9,187 in 2002	53,294	49,830
Deferred income taxes	4,030	12,787
Prepaid expenses	2,549	2,996
Other receivables	1,797	2,476

Total current assets	83,721	99,502
Equipment, at cost	579,219	636,473
Less accumulated depreciation	(226,686)	(277,866)

Equipment, net	352,533	358,607
Goodwill	162,831	163,006
Intangible assets, net of accumulated amortization of $12,205 in 2001 and $11,119 in 2002	31,908	34,149
Deferred financing costs, net of accumulated amortization of $4,316 in 2001 and $7,178 in 2002	17,493	15,132
Deposits and other assets	9,746	12,662

Total assets	$658,232	$683,058

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$12,689	$13,003
Accrued compensation and related expenses	11,255	10,855
Accrued interest payable	7,401	7,409
Other accrued liabilities	20,513	19,837
Current portion of long-term debt	7,036	4,819

Total current liabilities	58,894	55,923
Long-term debt, net of current portion	388,925	344,043
Senior subordinated notes	260,000	260,000
Minority interests	1,784	2,770
Deferred income taxes	29,486	62,631

Total liabilities	739,089	725,367
Commitments and Contingencies (Note 8)
Stockholders' deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding—47,456,930 at December 31, 2001 and 47,682,576 at December 31, 2002	475	477
Additional paid-in deficit	(25,547)	(22,940)
Accumulated deficit	(55,785)	(19,846)

Total stockholders' deficit	(80,857)	(42,309)

Total liabilities and stockholders' deficit	$658,232	$683,058

See accompanying notes.

ALLIANCE IMAGING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2000	2001	2002
Revenues	$345,287	$375,216	$412,033
Costs and expenses:
Operating expenses, excluding depreciation	151,722	162,190	184,050
Selling, general and administrative expenses	38,005	43,472	45,930
Non-cash stock-based compensation	333	1,456	1,900
Separation and related costs	4,573	—	—
Recapitalization, merger integration, and regulatory costs	4,523	—	—
Depreciation expense	54,924	63,761	69,384
Amortization expense	14,390	14,454	2,502
Interest expense, net of interest income of $770 in 2000, $582 in 2001 and $350 in 2002	77,051	65,651	47,705
Loss on early retirement of debt	—	3,734	—
Other (income) and expense, net	—	—	(872)

Total costs and expenses	345,521	354,718	350,599

Income (loss) before income taxes	(234)	20,498	61,434
Provision for income taxes	1,969	9,968	25,495

Net income (loss)	$(2,203)	$10,530	$35,939

Earnings (loss) per common share:
Basic	$(0.06)	$0.25	$0.76

Diluted	$(0.06)	$0.24	$0.72

Weighted average number of shares of common stock and common stock equivalents:
Basic	38,000	42,004	47,595
Diluted	38,000	44,612	49,793

See accompanying notes.

ALLIANCE IMAGING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2000	2001	2002
Operating activities:
Net income (loss)	$(2,203)	$10,530	$35,939
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	5,450	5,778	4,769
Non-cash stock-based compensation	333	1,456	1,900
Depreciation and amortization	69,314	78,215	71,886
Amortization of deferred financing costs	2,270	2,577	2,862
Loss on early retirement of debt	—	3,734	—
Distributions in excess of equity in undistributed income of investee	(538)	(357)	(549)
Increase in deferred income taxes	1,970	9,948	24,388
Gain on sale of assets	(254)	(534)	(1,066)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,546)	(8,641)	(683)
Prepaid expenses	700	(675)	(444)
Other receivables	(188)	2,282	(810)
Other assets	(92)	(1,669)	751
Accounts payable	7,836	670	264
Accrued compensation and related expenses	1,511	2,479	(412)
Accrued interest payable	8,520	(7,011)	8
Other accrued liabilities	718	(2,976)	(925)
Minority interests	243	558	1,082

Net cash provided by operating activities	92,044	96,364	138,960

Investing activities:
Equipment purchases	(101,554)	(75,428)	(70,136)
Decrease (increase) in deposits on equipment	13,913	888	(4,514)
Acquisitions, net of cash received	(4,063)	(718)	(12,549)
Proceeds from sale of assets	709	1,172	10,257

Net cash used in investing activities	(90,995)	(74,086)	(76,942)

	Year Ended December 31,
	2000	2001	2002
Financing activities:
Principal payments on equipment debt	$(13,298)	$(9,932)	$(7,770)
Proceeds from equipment debt	2,438	337	—
Principal payments on term loan facility	—	(87,000)	(45,000)
Principal payments on revolving loan facility	(15,000)	(54,000)	(10,000)
Proceeds from revolving loan facility	33,000	36,000	10,000
Proceeds from senior subordinated notes	—	260,000	—
Principal payments on senior subordinated credit facility	—	(260,000)	—
Payments of debt issuance costs	(50)	(9,700)	(501)
Proceeds from exercise of employee stock options	28	99	615
Repurchase and retirement of common stock	—	(146)	—
Net proceeds from issuance of common stock	—	110,844	—
Proceeds from note receivable from officer	—	300	—

Net cash provided by (used in) financing activities	7,118	(13,198)	(52,656)

Net increase in cash and cash equivalents	8,167	9,080	9,362
Cash and cash equivalents, beginning of year	4,804	12,971	22,051

Cash and cash equivalents, end of year	$12,971	$22,051	$31,413

Supplemental disclosure of cash flow information:
Interest paid	$67,031	$70,667	$45,185
Income taxes paid	229	65	764
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$3,319	$871	$912
Capital lease obligations for the acquisition of equipment	—	8,590	5,332
Issuance of common stock to an officer in exchange for a promissory note	300	—	—

See accompanying notes.

ALLIANCE IMAGING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(dollars in thousands)

	Common Stock		Additional Paid-In Capital (Deficit)	Note Receivable From Officer
					Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 1999	37,988,580	$380	$(138,167)	$—	$(64,112)	$(201,899)
Exercise of common stock options	26,180	—	299	—	—	299
Issuance of common stock	53,600	1	28	(300)	—	(271)
Non-cash stock-based compensation	—	—	265	—	—	265
Net loss	—	—	—	—	(2,203)	(2,203)

Balance at December 31, 2000	38,068,360	381	(137,575)	(300)	(66,315)	(203,809)
Exercise of common stock options	39,750	—	99	—	—	99
Issuance of common stock	9,375,000	94	110,750	—	—	110,844
Repurchase and retirement of common stock	(26,180)	—	(146)	—	—	(146)
Non-cash stock-based compensation	—	—	1,325	—	—	1,325
Proceeds from note receivable from officer	—	—	—	300	—	300
Net income	—	—	—	—	10,530	10,530

Balance at December 31, 2001	47,456,930	475	(25,547)	—	(55,785)	(80,857)
Exercise of common stock options	218,450	2	613	—	—	615
Issuance of common stock under Directors' Deferred Compensation Plan	7,196	—	94	—	—	94
Non-cash stock-based compensation	—	—	1,900	—	—	1,900
Net income	—	—	—	—	35,939	35,939

Balance at December 31, 2002	47,682,576	$477	$(22,940)	$—	$(19,846)	$(42,309)

See accompanying notes.

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(dollars in thousands, excepts per share amounts)

1. Description of the Company and Basis of Financial Statement Presentation

        Description of the Company—Alliance Imaging, Inc. and its subsidiaries (the "Company") provide diagnostic imaging and related technical support services, as well as management services, to hospitals and other healthcare providers. Diagnostic imaging services are provided on a mobile, shared-user basis, and on a full-time basis to single customers. The Company operates entirely within the United States and is one of the largest outsourced providers of magnetic resonance imaging ("MRI") services in the country.

        Principles of Consolidation and Basis of Financial Statement Presentation—The accompanying consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control. Intercompany transactions have been eliminated. Investments in non-consolidated affiliates (20-50 percent owned companies and majority owned entities over which the Company does not possess control) are accounted for under the equity method. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

        Recapitalization, Merger Integration and Regulatory Costs—Recapitalization, merger integration and regulatory costs for the year ended December 31, 2000 represent $704 of professional fees paid in connection with the 1999 Recapitalization Merger, $570 of compensatory costs related to stock option buy-backs and severance payments resulting from change in control provisions triggered by the 1999 Recapitalization Merger, $154 related to additional severance for employees of SMT Health Services, Inc., $123 of integration costs to migrate acquired entities to a common systems platform for direct patient billing, and $850 for assessments and $2,122 for costs and related professional fees to settle regulatory matters associated with the direct patient billing process of one of the Company's acquired entities.

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

        Concentration of Credit Risk—Financial instruments which potentially subject the Company to a concentration of credit risk principally consists of cash, cash equivalents and trade receivables. The Company invests available cash in money market securities of high-credit-quality financial institutions. The Company had cash and cash equivalents in the amount of $21,464 and $30,676 as of December 31, 2001 and 2002, respectively, in excess of federally insured limits. At December 31, 2001 and 2002, the Company's accounts receivable were primarily from clients in the healthcare industry. To reduce credit risk, the Company performs periodic credit evaluations of its clients, but does not generally require advance payments or collateral. Credit losses to clients in the healthcare industry have not been material.

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

        With the exception of a small amount of office furniture, office equipment, computer equipment, software and leasehold improvements, substantially all of the property owned by the Company relates to diagnostic imaging equipment, power units and trailers used in the business.

        Goodwill and Intangible Assets—The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. In accordance with SFAS 142, the Company has selected the third quarter to perform an annual impairment test for goodwill. Goodwill is allocated to the Company's various reporting units which are its nine geographical regions. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. The fair value for goodwill is determined based on discounted cash flows, market multiples or appraised values as appropriate. The Company has discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes, and will comply with periodic impairment test procedures. Management has completed a review of each of the Company's reporting units and has concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of January 1, 2002 and December 31, 2002. SFAS 142 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144.

        The following presents net income (loss) and net income (loss) per share as if the non-amortization provisions of SFAS 142 had been adopted as of January 1, 2000:

	December 31,
	2000	2001
Reported net income (loss)	$(2,203)	$10,530
Goodwill amortization, net of income taxes	7,579	6,737

Adjusted net income	$5,376	$17,267

Adjusted earnings per share—basic	$0.14	$0.41

Adjusted earnings per share—diluted	$0.14	$0.39

        Impairment of Long-Lived Assets—The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS 144"). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        Revenue Recognition—The majority of the Company's revenues are derived directly from healthcare providers. To a lesser extent, revenues are generated from direct billings to patients or their medical payors which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from direct patient billing amounted to approximately 10%, 10% and 11% of revenues in the years ended December 31, 2000, 2001 and 2002, respectively. No single customer accounted for more than 3% of consolidated revenues in each of the three years in the period ended December 31, 2002. All revenues are recognized at the time the service is performed.

        Stock-Based Compensation—The Company accounts for stock based compensation awards using the intrinsic value method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. For the years ended December 31, 2000, 2001 and 2002 the Company recorded non-cash stock-based compensation of $333, $525 and $300, respectively for options issued below the fair value of the common stock. For the years ended December 31, 2001 and 2002 the Company recorded non-cash stock-based compensation of $800 and $1,600, respectively, as a result of amending certain stock option agreements in June 2001 to reduce performance targets. For the year ended December 31, 2001 the Company recorded non-cash stock-based compensation of $131 for the difference between the current fair market value and the original issuance price of Phantom Shares related to the Directors' Deferred Compensation Plan. All other employee stock-based awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in net income from operations for those awards.

        SFAS 123 requires presentation of pro forma information regarding net income and earnings per share determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2000, 2001 and 2002, respectively: risk-free interest rates of 5.70%, 4.85% and 4.44%; no dividend yield; volatility factors of the expected market price of the Company's common stock of zero, 50.3% and 71.9%; and a weighted average expected life of the options of 6.50, 6.50 and 6.50 years. The weighted average fair value of options granted during 2000, 2001 and 2002 is $5.64, $7.19 and $7.35, respectively.

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' expected vesting period. Had compensation cost for the Company's stock option plan been determined based on the estimated fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123 utilizing the Black-Scholes option-pricing model, the Company's net income (loss) and basic and diluted earnings (loss) per share for the years ended December 31, would have approximated the pro forma amounts indicated below:

	2000	2001	2002
Net income (loss):
As reported	$(2,203)	$10,530	$35,939
Add: Stock-based compensation expense included in reported net income, net of related tax effects	200	315	180
Deduct: Stock-based compensation expense determined under fair value based method, net of related tax effects	(1,080)	(703)	(753)

Pro forma net income (loss)	$(3,083)	$10,142	$35,366

Basic earnings (loss) per share:
As reported	$(0.06)	$0.25	$0.76
Pro forma	(0.08)	0.24	0.74
Diluted earnings (loss) per share:
As reported	$(0.06)	$0.24	$0.72
Pro forma	(0.08)	0.23	0.71

        Income Taxes—The provision for income taxes is determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future income tax benefits are recognized only to the extent that the realization of such benefits is considered to be more likely than not. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, when it is more likely than not that such deferred tax assets will not be recoverable, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.

        Fair Values of Financial Instruments—The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value based on the short-term maturity of these instruments. The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate fair value based on the short-term nature of these accounts. The carrying amount reported in the balance sheet for long-term debt under our Credit Agreement approximates fair value, as these borrowings have variable rates that reflect currently available terms and conditions for similar debt. The fair value of the Company's senior subordinated notes and its equipment loans was $268,108 compared to the carrying amount reported on the balance sheet of $274,862 as of December 31, 2002. The fair value of the Company's senior subordinated notes was based upon its bond trading price at December 31, 2002. The fair value of the equipment loans was estimated using discounted cash flow analyses, based on the Company's current incremental rates for similar types of equipment loans.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Reclassifications—Certain prior year amounts have been reclassified to conform to the 2002 presentation.

        Comprehensive Income—For the years ended December 31, 2000, 2001 and 2002, the Company did not have any components of other comprehensive income as defined in Statement of Financial Accounting Standards No. 130. Therefore, statements of comprehensive income have not been presented.

        Segment Reporting—The chief operating decision maker reviews the operating results of the Company's nine regional offices for the purpose of making operating decisions and assessing performance. Based on the aggregation criteria in Statement of Financial Accounting Standards No. 131, the Company has aggregated the results of its nine regional offices into one reportable segment.

        Recent Accounting Pronouncements—In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. The Company will adopt SFAS 143 on January 1, 2003. This Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and for reporting of discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial position or results of operations.

        In November 2001, the FASB announced Emerging Issues Task Force No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expense Incurred" ("EITF D-103"), which should be applied in financial reporting periods beginning after December 15, 2001. The announcement requires companies to characterize reimbursements received for out-of-pocket expenses as revenues in the consolidated statements of operations. Historically, the Company has appropriately recorded reimbursements received for out-of-pocket expenses as revenues in its consolidated statements of operations. The Company adopted EITF D-103 as of January 1, 2002. The adoption of EITF D-103 did not have a material effect on the Company's consolidated financial position or results of operations.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses. SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. As of December 31, 2002 the Company early adopted SFAS 145, which required it to reclassify its 2001 early extinguishment of debt of $2,240, net of taxes, from treatment as an extraordinary item to income from operations. Accordingly, the 2001 results reflect a reclassification of $3,734 for a loss on early retirement of debt, which decreased income from operations, and also decreased the provision for income taxes by $1,494.

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

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 (Note 8). The Company is currently evaluating the recognition provisions of FIN 45 but does not expect that they will have a material impact on the Company's consolidated financial position or results of operations.

        In December 2002, the FASB Issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123" ("SFAS 148"). This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective in fiscal years ending after December 15, 2002.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in fiscal 2004 for all other variable interest entities. The Company expects that the provisions of FIN 46 will not have a material impact on its consolidated financial position or results of operations upon adoption since the Company currently has no variable interest entities.

3. Transactions

        Effective July 1, 2002, the Company acquired the assets of three free-standing imaging centers and three mobile, shared-services systems from various affiliates of Radiologic Associates of Northwest Indiana, Inc. The free-standing imaging centers include a multi-modality center, an Open MRI center, and a positron emission tomography ("PET") center. The mobile, shared-service systems include two SPECT systems and a bone densitometry system. The purchase price consisted of $11,582 in cash and assumed liabilities. The acquisition was financed using the Company's available cash and line of credit. Included in the assets acquired are intangible assets in the amount of $5,600 and goodwill in the amount of $3,231. The Company has not included pro forma information as this acquisition did not have a material impact on the Company's consolidated financial position or results of operations.

        Effective August 22, 2002, the Company sold its lithotripsy therapeutic assets to a U.S. subsidiary of the German-based United Medical Systems International. The sale included nine mobile lithotripters, which generated annual revenues approaching $5,000 and annual EBITDA (earnings before interest, taxes, depreciation, and amortization) approaching $2,000. The Company received $9,983 in cash consideration resulting in a $960 gain on sale of assets which was recorded as other income and expense, net in the consolidated statement of operations.

4. Goodwill and Intangible Assets

        On January 1, 2002 the Company adopted SFAS 142 and the transition provisions of SFAS 141. As a result, the Company ceased amortizing goodwill and reclassified the December 31, 2001 carrying value of its work force acquired intangible asset to goodwill. Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2001	$162,831
Reclassification of work force acquired	322
Goodwill acquired during year	4,376
Goodwill written off due to sale of assets	(4,523)

Balance at December 31, 2002	$163,006

        Intangible assets consisted of the following:

	December 31, 2001		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer contracts	$38,913	$(7,739)	$41,228	$(9,985)
Other	5,200	(4,466)	2,659	(1,134)

Total intangible assets	$44,113	$(12,205)	$43,887	$(11,119)

Intangible assets not subject to amortization:	$—		$1,381

        Customer contracts have a weighted average useful life of 19 years. Other intangible assets subject to amortization have a weighted average useful life of six years. Amortization expense for intangible assets subject to amortization was $2,502 for the year ended December 31, 2002.

        Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2003	$2,705
2004	2,690
2005	2,662
2006	2,617
2007	2,396

5. Other Accrued Liabilities

        Other accrued liabilities consisted of the following:

	December 31,
	2001	2002
Accrued systems rental and maintenance costs	$4,331	$5,146
Accrued site rental fees	1,376	1,671
Accrued taxes payable	7,464	7,491
Accrued regulatory costs	560	100
Accrued severance and related costs	656	79
Other accrued expenses	6,126	5,350

Total	$20,513	$19,837

6. Long-Term Debt and Senior Subordinated Credit Facility

        Long-term debt consisted of the following:

	December 31,
	2001	2002
Term loan facility	$379,000	$334,000
Senior subordinated notes	260,000	260,000
Equipment debt	16,961	14,862

Long-term debt, including current portion	655,961	608,862
Less current portion	7,036	4,819

Long-term debt	$648,925	$604,043

        On November 2, 1999, in connection with the 1999 Recapitalization Merger, the Company entered into a new $616,000 Credit Agreement (the "Credit Agreement") consisting of a $131,000 Tranche A Term Loan Facility, a $150,000 Tranche B Term Loan Facility, a $185,000 Tranche C Term Loan Facility, and a $150,000 Revolving Loan Facility. The Credit Agreement requires loans to be prepaid with 100% of the net proceeds of unreinvested asset sales and 50% of annual consolidated excess cash flow. In addition, the Credit Agreement contains restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, capital expenditures and prepayments of other indebtedness. On June 11, 2002, the Company completed a $286,000 refinancing of its Tranche B and C term loan facility. Under the terms of the amended term loan facility, the Company received proceeds of $286,000 from a new Tranche C term loan facility, and used the entire amount of the proceeds to retire $145,500 and $140,500 owed under Tranche B and C of its existing term loan facility, respectively. The new Tranche C borrowing rate decreased to LIBOR plus 2.375%. The borrowing rate under the previously applicable Tranche B borrowing rate had been LIBOR plus 2.750% and the previously applicable Tranche C borrowing rate had been LIBOR plus 3.000%. The Company's Credit Agreement dated November 2, 1999, as amended, will govern the new Tranche C term loan facility with the same security provisions and financial covenants. As of December 31, 2002, the Company was in compliance with all covenants under the Credit Agreement. As noted in the maturities schedule, principal payments are required on various dates through 2006 for Tranche A and 2008 for the new Tranche C. Voluntary prepayments are permitted in whole or in part without premium or penalty. Interest under the term loan facility and revolving loan facility is variable based on the Company's leverage ratio and changes in specified published rates and the bank's prime lending rate. The weighted average interest rates on the Tranche A and new Tranche C Term Loan Facilities at December 31, 2002 were 3.10% and 4.17%, respectively. The Company pays a commitment fee equal to 0.30% per annum on the undrawn portion available under the Revolving Loan Facility subject to decreases in certain circumstances. The Company also pays variable per annum fees in respect of outstanding letters of credit. The Credit Agreement is collateralized by the Company's equity interests in its majority owned subsidiaries, partnerships and limited liability companies and its unencumbered assets, which include accounts receivable, inventory, equipment, and intellectual property.

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

        In April 2001, the Company issued $260,000 of its 10 3/8% Senior Subordinated Notes due 2011 (the "Private Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, and used the proceeds to repay its senior subordinated credit facility. The Private Notes contained restrictive covenants which, among other things, limited the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and restrictive payments. The Private Notes were unsecured senior subordinated obligations and were subordinated in right of payment to all existing and future senior debt, including bank debt. In connection with this transaction, the Company recorded an extraordinary loss of $2,240, net of income tax benefit, on early retirement of debt. In December 2002, due to the early adoption of SFAS 145, the company reclassified the extraordinary loss to loss on early retirement of debt and provision for income taxes in the consolidated statements of operations.

        On July 30, 2001, the Company completed its offer to exchange its 10 3/8% Senior Subordinated Notes due 2011, which have been registered under the Securities Act of 1933, as amended (the "Exchange Notes"), for all of its outstanding Private Notes. The terms of the Exchange Notes are substantially identical to the Private Notes, except for the elimination of some transfer restrictions, registration rights and liquidated damages provisions relating to the Private Notes. The Company did not receive any proceeds from the exchange offer. As of December 31, 2002, the Company was in compliance with all covenants contained in our Exchange Notes.

        In August 2001, the Company used the net proceeds of approximately $111,000 from its initial public offering of common stock to pay down $30,000 under the revolving loan facility, $38,000 under Tranche A of the term loan facility, and $43,000 under Tranche C of the term loan facility.

        The maturities of long-term debt as of December 31, 2002 are as follows:

	Term Loans
			Subordinated Notes	Equipment Loans
	Tranche A	Tranche C			Total
Year ending December 31:
2003	$—	$—	$—	$4,819	$4,819
2004	—	—	—	3,820	3,820
2005	32,000	—	—	3,704	35,704
2006	36,000	—	—	2,230	38,230
2007	—	—	—	289	289
Thereafter	—	266,000	260,000	—	526,000

	$68,000	$266,000	$260,000	$14,862	$608,862

        Of the Company's total indebtedness at December 31, 2002, $595,528 is an obligation of the Company and $13,334 is an obligation of the Company's consolidated subsidiaries.

7. Stockholders' Deficit

        Earnings (Loss) Per Common Share—The following table sets forth the computation of basic and diluted earnings (loss) per share (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2000	2001	2002
Numerator:
Net income (loss)	$(2,203)	$10,530	$35,939

Denominator:
Weighted-average shares—basic	38,000	42,004	47,595
Effect of dilutive securities:
Employee stock options	—	2,608	2,198

Weighted-average shares—diluted	38,000	44,612	49,793

Earnings (loss) per common share:
Basic	$(0.06)	$0.25	$0.76

Diluted	$(0.06)	$0.24	$0.72

        Diluted shares for the year ended December 31, 2000 excludes incremental shares of 2,720 related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's net loss for the year ended December 31, 2000.

        Stock Options and Awards—In December 1997, the Company adopted an employee stock option plan ("1997 Equity Plan") pursuant to which options with respect to a total of 4,685,450 shares of the

Company's common stock were available for grant. Options were granted at their fair value at the date of grant. All options have 10-year terms. On November 2, 1999, in connection with the 1999 Recapitalization Merger, all options under the 1997 Equity Plan became fully vested.

        In connection with the SMT Merger, outstanding employee stock options under the 1997 Three Rivers Stock Option Plan were converted into options to acquire shares of the Company's common stock. The Three Rivers stock option plan allowed for options with respect to a total of 2,825,200 shares of the Company's common stock to be available for grant. Options were granted at their fair value at the date of grant. All options have 10-year terms. On November 2, 1999, in connection with the 1999 Recapitalization Merger, all options under the 1997 Three Rivers Stock Option Plan became fully vested.

        In connection with the 1999 Recapitalization Merger, the Company adopted an employee stock option plan pursuant to which options with respect to a total of 6,325,000 shares of the Company's common stock will be available for grant. Options are granted at their fair value at the date of grant, except as noted below. All options have 10-year terms. Fifty percent of the options vest in equal increments over five years and fifty percent vest after eight years (subject to acceleration if certain financial performance targets are achieved). In November 2000, the Company granted 865,000 options to certain employees at exercise prices below the fair value of the Company's common stock, of which 105,000 options were outstanding at December 31, 2002. The exercise price of these options and the fair value of the Company's common stock on the grant date was $5.60 and $9.52 per share, respectively. For the year ended December 31, 2001 and 2002, the Company recorded non-cash stock-based compensation of $525 and $300, respectively, with an offset to additional paid-in deficit.

        On June 20, 2001, the Company's compensation committee authorized the Company to amend the option agreements under its 1999 Equity Plan to reduce the performance targets for the performance options. One-half of the options granted under the 1999 Equity Plan are "performance options." These options vest on the eighth anniversary of the grant date if the option holder is still an employee, but the vesting accelerates if the Company meets the operating performance targets specified in the option agreements. As a result of the amendment, if the Company achieves the reduced performance targets but does not achieve the original performance targets, and an option holder terminates employment and exercises their options prior to the eighth anniversary of the option grant date, the Company would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option's exercise price. Management estimates that the Company could incur between $2,000 to $5,000 in the aggregate of these non-cash stock-based compensation charges over the next three years. These charges, however, may not be evenly distributed over each of those three years or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees. For the year ended December 31, 2001 and 2002, the Company recorded $800 and $1,600, respectively, in non-cash stock-based compensation as a result of the amendment.

7. Stockholders' Deficit (Continued)

        The following table summarizes the Company's stock option activity:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 1999	8,303,710	$3.92
Granted	865,000	5.60
Exercised	(26,180)	1.10
Redeemed for cash	(955,440)	1.15
Canceled	(114,000)	5.60

Outstanding at December 31, 2000	8,073,090	4.42
Granted	229,000	13.00
Exercised	(39,750)	2.51
Canceled	(1,733,350)	5.59

Outstanding at December 31, 2001	6,528,990	4.42
Granted	465,000	10.76
Exercised	(218,450)	2.81
Canceled	(1,346,240)	7.11

Outstanding at December 31, 2002	5,429,300	$4.35

        The following table summarizes information about all stock options outstanding at December 31, 2002.

Options Outstanding	Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Exercise Price
		(years)
1,515,770	$1.10	5.0	1,515,770	$1.10
75,500	1.65	5.3	75,500	1.65
90,000	2.20	6.2	90,000	2.20
301,480	2.04	4.8	301,480	2.04
46,550	4.59	6.0	46,550	4.59
3,146,800	5.60	6.9	1,727,920	5.60
188,200	13.00	8.6	37,640	13.00
35,000	10.65	9.0	3,500	10.65
30,000	12.34	9.2	3,000	12.34

5,429,300	$4.35	6.3	3,801,360	$3.43

        Directors' Deferred Compensation Plan—Effective January 1, 2000, the Company established a Directors' Deferred Compensation Plan (the "Director Plan") for all non-employee directors. Each of the non-employee directors has elected to participate in the Director Plan and have their annual fee of $25 deferred into a stock account and converted quarterly into Phantom Shares. Upon retirement, separation from the Board of Directors, or the occurrence of a change of control, each director has the option of being paid cash or issued common stock for their Phantom Shares. For the year ended December 31, 2001 and 2002, the Company recorded non-cash stock-based compensation of $131 and $0, respectively, with an offset to other accrued liabilities for the difference between the current fair market value and the original issuance price of the Phantom Shares. At December 31, 2002, $471 was included in other accrued liabilities relating to the Director Plan.

8. Commitments and Contingencies

        The Company has maintenance contracts with its equipment vendors for substantially all of its diagnostic imaging equipment. The contracts are between one and five years from inception and extend through the year 2004, but may be canceled by the Company under certain circumstances. The Company's total contract payments for the years ended December 31, 2000, 2001 and 2002 were $28,186, $31,191 and $31,882, respectively. At December 31, 2002, the Company had binding equipment purchase commitments totaling $35,084.

        The Company leases office and warehouse space and certain equipment under non-cancelable operating leases. The office and warehouse leases generally call for minimum monthly payments plus maintenance and inflationary increases. The future minimum payments under such leases are as follows:

Year ending December 31:
2003	$5,591
2004	4,330
2005	2,792
2006	2,015
2007	1,763
Thereafter	504

$16,995

        The Company's total rental expense, which includes short-term equipment rentals, for the years ended December 31, 2000, 2001 and 2002 was $14,723, $12,495 and $12,257 respectively.

        In late 1999, the Company identified potential deficiencies in certain billing processes at one of its retail billing locations. In order to quantify the effect of these deficiencies, the Company conducted a review of the billing process for the preceding five-year period. As a result, the Company has accrued $4,350 for settlement of these issues, of which $4,158 was paid as of December 31, 2002.

        The Company has made certain guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. The Company has also issued guarantees in the form of standby letters of credit as security for contingent liabilities under certain workers compensation insurance policies and performance requirements under pending requests for proposals.

The duration of the guarantees and indemnities varies, and in many cases is indefinite. As the maximum amount of potential future payments under such guarantees and indemnities is not determinable, the Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

        The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its results of operations or consolidated financial position.

9. 401(k) Savings Plan

        The Company established a 401(k) Savings Plan (the "Plan") in January 1990. Effective August 1, 1998, the Plan was amended and restated in its entirety. Currently, all employees who are over 21 years of age are eligible to participate after attaining three months of service. Employees may contribute between 1% and 25% of their annual compensation. The Company matches 50 cents for every dollar of employee contributions up to 5% of their annual compensation, subject to the limitations imposed by the Internal Revenue Code. The Company may also make discretionary contributions depending on profitability. No discretionary contributions were made in 2000, 2001 or 2002. The Company incurred and charged to expense $1,179, $1,357 and $1,488 during 2000, 2001 and 2002, respectively, related to the Plan.

10. Income Taxes

        The provision for income taxes shown in the consolidated statements of operations consists of the following:

	Year Ended December 31,
	2000	2001	2002
Current:
Federal	$(100)	$(456)	$(100)
State	99	476	1,207

Total Current	(1)	20	1,107
Deferred:
Federal	1,125	7,815	19,727
State	845	2,133	4,661

Total Deferred	1,970	9,948	24,388

Total provision for income taxes	$1,969	$9,968	$25,495

        Significant components of the Company's net deferred tax assets (liabilities) at December 31 are as follows:

	2001	2002
Basis differences in equipment	$(73,390)	$(77,572)
Basis differences in intangible assets	(9,032)	(7,799)
Net operating losses	67,411	49,003
Accounts receivable	3,631	3,765
State income taxes	2,637	4,479
Accruals not currently deductible for income tax purposes	3,732	3,371
Basis differences associated with acquired investments	(2,460)	(5,469)
Other	128	(1,509)

Total deferred taxes	(7,343)	(31,731)
Valuation allowance	(18,113)	(18,113)

Net deferred taxes	$(25,456)	$(49,844)

Current deferred tax asset	$4,030	$12,787
Noncurrent deferred tax liability	(29,486)	(62,631)

Net deferred taxes	$(25,456)	$(49,844)

        A reconciliation of the expected total provision for income taxes, computed using the federal statutory rate on income (loss) is as follows:

	Year Ended December 31,
	2000	2001	2002
U.S. Federal statutory tax expense (benefit)	$(82)	$7,174	$21,502
State income taxes, net of federal benefit	614	1,630	3,814
Amortization or write-off of non-deductible goodwill	975	1,035	1,583
Nondeductible recapitalization merger expenses	246	—	—
Other	216	129	(1,404)

Provision for income taxes	$1,969	$9,968	$25,495

        As of December 31, 2002, the Company had net operating loss carryforwards of approximately $127,000 and $54,000 for federal and state income tax purposes, respectively. The utilization of the majority of these net operating loss carryforwards is subject to limitation under Section 382 of the Internal Revenue Code. These loss carryforwards will expire at various dates from 2003 through 2020. As of December 31, 2002, the Company also had alternative minimum tax credit carryforwards of $818 with no expiration date.

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

11. Related-Party Transactions

        The Company paid KKR an annual management fee of $650 in 2000, 2001 and 2002, and will continue to receive financial advisory services from KKR on an ongoing basis.

        Revenue from management agreements with unconsolidated equity investees was $7,295, $6,508 and $6,826 during 2000, 2001 and 2002, respectively.

        On November 27, 2000, the Company issued 53,600 shares of common stock to a former officer of the Company in exchange for a $300 secured promissory note, bearing interest at 6%. Upon issuance of these shares, the Company recorded non-cash compensation of $210 with an offset to additional paid-in deficit for the difference between the fair market value and the issuance price of the shares. In July 2001, the $300 secured promissory note was paid in full with interest.

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

12. Quarterly Financial Data (Unaudited)

        The following table sets forth selected quarterly information for the Company's last eight fiscal quarters. This information has been prepared on the same basis as the Consolidated Financial Statements and all necessary adjustments (which consisted only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the Consolidated Financial Statements and related notes included elsewhere herein.

	Quarter Ended
	Mar. 31, 2001	Jun. 30, 2001	Sep. 30, 2001	Dec. 31, 2001
Revenues	$91,257	$93,404	$95,422	$95,133
Income before income taxes	2,474	5,567	7,685	8,506
Net income	1,237	785	4,026	4,482
Earnings per common share:
Basic	$0.03	$0.08	$0.09	$0.09
Diluted	$0.03	$0.07	$0.09	$0.09
	Quarter Ended
	Mar. 31, 2002	Jun. 30, 2002	Sep. 30, 2002	Dec. 31, 2002
Revenues	$98,734	$103,823	$105,920	$103,556
Income before income taxes	13,440	16,471	17,170	14,353
Net income	7,862	9,635	10,045	8,397
Earnings per common share:
Basic	$0.17	$0.20	$0.21	$0.18
Diluted	$0.16	$0.19	$0.20	$0.17

        In the quarter ended June 30, 2001, the Company early adopted Statement of Financial Accounting Standards No. 145, which required it to reclassify its 2001 early extinguishment of debt of $2,240, net of taxes, from treatment as an extraordinary item to income from operations. Accordingly, the June 30, 2001 quarter reflects a reclassification of $3,734 for a loss on early retirement of debt, which decreased income from operations, and also decreased the provision for income taxes by $1,494 (see Note 2).

13. Subsequent Event (Unaudited)

        On March 30, 2003, the Company entered into a joint venture agreement with GE Capital Corporation to form Affordable Imaging Rentals, LLC ("AIR"). AIR will own and operate a diagnostic imaging rental fleet of approximately 50 systems, primarily used by hospital and other healthcare clients for short-term, unstaffed MRI and CT rental needs. The Company will have a 50% equity interest in AIR for $8.7 million in cash. This equity interest will be an investment in a non-consolidated affiliate, because the Company does not possess control, and will be accounted for under the equity method. The Company also entered into a long-term management agreement with AIR to provide logistics and related services for the rental fleet. This transaction is subject to certain conditions of closing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information required by Item 10 of Form 10-K with respect to identification of our directors is incorporated by reference from the information contained in the section captioned "Nominees and Other Members of the Board of Directors" in our 2003 definitive proxy statement.

        The information required by Item 10 of Form 10-K with respect to compliance with Section 16 (a) of the Securities Exchange Act, as amended, is incorporated by reference from the information contained in the section captioned "Section 16(a) Beneficial Reporting Compliance" in our 2003 definitive proxy statement.

        The information required by Item 10 of Form 10-K with respect to identification of our executive officers is incorporated by reference from the section captioned "Executive Officers of the Registrant" in Item 1 of Part I of this Form 10-K.

Item 11. Executive Compensation.

        The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned "Directors Compensation", "Summary Compensation Table", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values", "Employment and Change of Control Arrangements", "Stock Performance Graph", "Report of the Compensation Committee on Executive Compensation", and "Compensation Committee Interlocks and Insider Participation" in our 2003 definitive proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 of Form 10-K with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information contained in the section captioned "Ownership of Alliance Common Stock" in our 2003 definitive proxy statement.

        The information required by Item 12 of Form 10-K with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from the information contained in Item 5 of Part II of this Form 10-K.

Item 13. Certain Relationships and Related Transactions.

        The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "Certain Relationships and Related Party Transactions" in our 2003 definitive proxy statement.

Item 14. Controls and Procedures.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
The following documents are filed as part of this Form 10-K:

1.
Financial Statements:

    A listing of the Consolidated Financial Statements, related notes and Independent Auditors' Report is set forth in Item 8 of this report on Form 10-K.

2.
Financial Statement Schedules:

    The following Financial Statement Schedule for the years ended December 31, 2002, 2001 and 2000 is set forth on page 71 of this report on Form 10-K:

      Schedule II—Valuation and Qualifying Accounts

    All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes for the year ended December 31, 2002.

3.
Index to Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Alliance.(7)
3.2	Amended and Restated By-laws of Alliance.(7)
4.1	Indenture dated as of April 10, 2001 by and between the Registrant and the Bank of New York with respect to $260 million aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2011.(5)
4.2	Credit Agreement dated as of November 2, 1999, as amended.(5)
4.3	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(7)
4.4	Second Amendment dated as of June 10, 2002 to Credit Agreement.(8)
10.1	The 1999 Equity Plan for Employees of Alliance and Subsidiaries including the forms of option agreements used thereunder, as amended.(5)

10.2	The Alliance 1997 Stock Option Plan, including form of option agreement used thereunder, as amended.(5)
10.3	The Three Rivers Holding Corp. 1997 Stock Option Plan, as amended.(5)
10.4	Alliance Directors' Deferred Compensation Plan, as amended.(6)
10.5	2003 Incentive Plan.(9)(10)
10.6	Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(1)
10.7	Agreement Not to Compete dated as of July 23, 1999 between Alliance and Richard N. Zehner.(1)
10.8	Amendment to Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(2)
10.9	Amendment to Employment Agreement dated as of December 31, 1997 between Alliance and Richard N. Zehner.(3)
10.10	Second Amendment to Employment Agreement dated as of February 5, 1998 between Alliance and Richard N. Zehner.(3)
10.11	Employment Agreement dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.12	Agreement Not to Compete dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.13	Amended and Restated Employment Agreement dated June 6, 1994 between Alliance and Terry A. Andrues.(5)
10.14	Amended and Restated Employment Agreement dated as of June 6, 1994 between Alliance and Cheryl A. Ford.(5)
10.15	Employment Agreement dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.16	Agreement Not to Compete dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.17	Employment Agreement dated as of January 1, 2003 between Alliance and Paul S. Viviano.(9)
10.18	Agreement Not to Compete dated as of January 1, 2003 between Alliance and Paul S. Viviano.(9)
10.19	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(9)
10.20	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(9)
10.21	Form of Stockholder's Agreement.(5)
10.22	Agreement and Plan of Merger dated September 13, 1999 between Alliance and Viewer Acquisition Corporation, as amended.(5)
10.23	Registration Rights Agreement dated as of November 2, 1999.(5)
10.24	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)

10.25	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.26	Form of Indemnification Agreement.(6)
21.1	List of Subsidiaries.(9)
23.1	Independent Auditors' Consent.(9)

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

(9)
Filed herewith.

(10)
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(b)
Reports on Form 8-K in the fourth quarter of 2002.

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE IMAGING, INC.
March 31, 2003	By:	/s/ RICHARD N. ZEHNER Richard N. Zehner, Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2003.

Signature	Title

/s/ RICHARD N. ZEHNER Richard N. Zehner	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)
/s/ PAUL S. VIVIANO Paul S. Viviano	Director, President and Chief Operating Officer
/s/ KENNETH S. ORD Kenneth S. Ord	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ HOWARD K. AIHARA Howard K. Aihara	Vice President and Corporate Controller (Principal Accounting Officer)
/s/ NEIL F. DIMICK Neil F. Dimick	Director
/s/ ANTHONY B. HELFET Anthony B. Helfet	Director
/s/ HENRY R. KRAVIS Henry R. Kravis	Director

/s/ MICHAEL W. MICHELSON Michael W. Michelson	Director
/s/ JAMES C. MOMTAZEE James C. Momtazee	Director
/s/ GEORGE R. ROBERTS George R. Roberts	Director
/s/ EDWARD L. SAMEK Edward L. Samek	Director

CERTIFICATION

        I, Richard N. Zehner, certify that:

          1.    I have reviewed this annual report on Form 10-K of Alliance Imaging, Inc.;

          2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	/s/ RICHARD N. ZEHNER Richard N. Zehner Chairman of the Board and Chief Executive Officer

CERTIFICATION

        I, Kenneth S. Ord, certify that:

          1.    I have reviewed this annual report on Form 10-K of Alliance Imaging, Inc.;

          2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	/s/ KENNETH S. ORD Kenneth S. Ord Executive Vice President and Chief Financial Officer

ALLIANCE IMAGING, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions (Bad Debt Write-offs, net of Recoveries)	Balance at End of Period
Year ended December 31, 2002
Allowance for Doubtful Accounts	$12,244	$4,769	$(7,826)	$9,187

Year ended December 31, 2001
Allowance for Doubtful Accounts	$15,570	$5,778	$(9,104)	$12,244

Year ended December 31, 2000
Allowance for Doubtful Accounts	$11,688	$5,450	$(1,568)	$15,570

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Common Equity and Related Stockholder Matters.
  ITEM 6. Selected Consolidated Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Controls and Procedures.
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
CERTIFICATION
CERTIFICATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS