Form 10-Q
period 2003-03-31
ALLIANCE IMAGING INC /DE/
filed 2003-05-15
CIK 817135

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2003

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2003:

Common Stock, $0.01 par value, 47,858,310 shares

ALLIANCE IMAGING, INC.

FORM 10-Q

March 31, 2003

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	December 31, 2002	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$31,413	$17,377
Accounts receivable, net of allowance for doubtful accounts	49,830	51,751
Deferred income taxes	12,787	12,787
Prepaid expenses	2,996	2,009
Other receivables	2,476	3,245

Total current assets	99,502	87,169
Equipment, at cost	636,473	647,149
Less accumulated depreciation	(277,866)	(278,198)

Equipment, net	358,607	368,951
Goodwill	163,006	164,912
Other intangible assets, net	34,149	33,497
Deferred financing costs, net	15,132	14,447
Deposits and other assets	12,662	17,470

Total assets	$683,058	$686,446

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$13,003	$6,923
Accrued compensation and related expenses	10,855	11,467
Accrued interest payable	7,409	13,941
Other accrued liabilities	19,837	19,920
Current portion of long-term debt	4,819	4,875

Total current liabilities	55,923	57,126
Long-term debt, net of current portion	344,043	334,509
Senior subordinated notes	260,000	260,000
Minority interests	2,770	2,860
Deferred income taxes	62,631	66,682

Total liabilities	725,367	721,177
Commitments and Contingencies (Note 9)
Stockholders' deficit:
Common stock	477	477
Paid-in-capital deficit	(22,940)	(22,242)
Accumulated deficit	(19,846)	(12,966)

Total stockholders' deficit	(42,309)	(34,731)

Total liabilities and stockholders' deficit	$683,058	$686,446

See accompanying notes.

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Quarter Ended March 31,
	2002	2003
Revenues	$98,734	$102,735
Costs and expenses:
Operating expenses, excluding depreciation	44,094	49,278
Selling, general and administrative expenses	11,064	11,509
Non-cash stock-based compensation	532	418
Severance and related costs	—	210
Depreciation expense	16,794	17,885
Amortization expense	558	676
Interest expense, net of interest income	12,252	11,092
Other income	—	(94)

Total costs and expenses	85,294	90,974

Income before income taxes	13,440	11,761
Provision for income taxes	5,578	4,881

Net income	$7,862	$6,880

Earnings per common share:
Basic	$0.17	$0.14

Diluted	$0.16	$0.14

Weighted average number of shares of common stock and common stock equivalents:
Basic	47,523	47,732
Diluted	49,943	48,570

See accompanying notes.

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Quarter Ended March 31,
	2002	2003
Operating activities:
Net income	$7,862	$6,880
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,487	256
Non-cash stock-based compensation	532	418
Depreciation and amortization	17,352	18,561
Amortization of deferred financing costs	676	755
Distributions in excess of (less than) equity in undistributed income of investee	308	84
Deferred income taxes	5,578	4,051
Gain on sale of equipment	(19)	(67)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,213	(1,471)
Prepaid expenses	760	987
Other receivables	(1,009)	(769)
Other assets	(257)	(150)
Accounts payable	(7,806)	(6,080)
Accrued compensation and related expenses	(980)	612
Accrued interest payable	7,152	6,522
Other accrued liabilities	(2,152)	(2)
Minority interests	81	90

Net cash provided by operating activities	31,778	30,677

Investing activities:
Equipment purchases	(22,962)	(25,852)
Increase in deposits on equipment	(1,462)	(5,287)
Acquisitions, net of cash received	(1,148)	(2,285)
Proceeds from sale of assets	19	969

Net cash used in investing activities	(25,553)	(32,455)

Financing activities:
Principal payments on equipment debt	(2,150)	(2,468)
Principal payments on term loan facility	—	(10,000)
Payments of debt issuance costs	(50)	(70)
Proceeds from issuance of common stock		280
Proceeds from exercise of employee stock options	280	—

Net cash used in financing activities	(1,920)	(12,258)

Net increase (decrease) in cash and cash equivalents	4,305	(14,036)
Cash and cash equivalents, beginning of period	22,051	31,413

Cash and cash equivalents, end of period	$26,356	$17,377

Supplemental disclosure of cash flow information:
Interest paid	$4,531	$3,888
Income taxes paid, net of refunds	335	1,061
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$—	$702
Capital lease obligations assumed for the purchase of equipment	4,759	4,129
Capital lease obligations transferred for the sale of equipment		(1,139)

See accompanying notes.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

(Dollars in thousands, except per share amounts)

1.    Basis of Presentation, Principles of Consolidation, and Use of Estimates

        Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2002.

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

2.    Recent Accounting Pronouncements

        Accounting for Costs Associated with Exit or Disposal Activities—In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002 which did not have a material effect on the Company's consolidated financial position or results of operations.

        Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and the recognition provisions on January 1, 2003. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial position or results of operations.

        Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123—In December 2002, the FASB Issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123" ("SFAS 148"). This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 were adopted on December 31, 2002 and the quarter ended March 31, 2003.

        The Company accounts for stock-based compensation awards using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Other than the awards discussed in Note 7, all other employee stock-based awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in net income from operations for those awards.

        SFAS 123 requires presentation of pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the first quarter of 2002 and first quarter of 2003, respectively: risk-free interest rates of 4.39% and 3.36%; no dividend yield; volatility factors of the expected market price of the Company's common stock 71.9% and 72.1%; and a weighted average expected life of the options of 6.50 and 6.50 years. The weighted average fair value of options granted during the first quarter of 2002 and the first quarter of 2003 is $7.23 and $3.52, respectively.

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' expected vesting period. Had compensation cost for the Company's stock option plan been determined based on the estimated fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123 utilizing the Black-Scholes option-pricing model, the Company's net income and basic and diluted earnings per share for the quarters ended March 31 would have approximated the pro forma amounts indicated below:

	Quarter Ended March 31,
	2002	2003
Net income:
As reported	$7,862	$6,880
Add: Stock-based compensation expense included in reported net income, net of related tax effects	278	245
Deduct: Stock-based compensation expense determined under fair value based method, net of related tax effects	(188)	(307)

Pro forma net income	$7,952	$6,818

Basic earnings per share:
As reported	$0.17	$0.14
Pro forma	0.17	0.14
Diluted earnings per share:
As reported	0.16	0.14
Pro forma	0.16	0.14

        Consolidation of Variable Interest Entities—In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in fiscal 2004 for all other variable interest entities. The Company expects that the provisions of FIN 46 will not have a material effect on its consolidated financial position or results of operations upon adoption, since the Company currently has no variable interest entities.

        Amendment of Statement 133 on Derivative Instruments and Hedging Activities—In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is effective for contracts entered into after June 30, 2003. SFAS No. 149 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's consolidated financial position or results of operations.

3.    Transactions

        On March 30, 2003, the Company entered into a joint venture agreement with GE Capital Corporation to form Affordable Imaging Rentals, LLC ("AIR"). AIR has been established to own and operate a diagnostic imaging rental fleet of approximately 50 systems, primarily used by hospital and other healthcare clients for short-term, unstaffed MRI and CT rental needs. The Company and GE Capital Corporation each invested $8.7 million in cash for their respective 50% equity interests. In addition, AIR will purchase a diagnostic imaging fleet of approximately 50 systems from an affiliate of GE Capital Corporation for approximately $87 million, funded substantially through debt financing. This equity interest will be an investment in a non-consolidated affiliate and will be accounted for under the equity method because the Company does not possess control. The Company also entered into a long-term management agreement with AIR to provide logistics and related services for the rental fleet.

4.    Goodwill and Intangible Assets

        Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2002	$163,006
Additions to goodwill during period	1,906

Balance at March 31, 2003	$164,912

        Intangible assets consisted of the following:

	December 31, 2002		March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer contracts	$41,228	$(9,985)	$41,228	$(10,563)
Other	2,659	(1,134)	2,683	(1,232)

Total intangible assets subject to amortization	$43,887	$(11,119)	$43,911	$(11,795)

Intangible assets not subject to amortization:	$1,381		$1,381

        Customer contracts have a weighted average useful life of 19 years. Other intangible assets subject to amortization have a weighted average useful life of six years. Amortization expense for intangible assets subject to amortization was $676 and $558 for the quarters ended March 31, 2003 and 2002, respectively. The intangible assets not subject to amortization represent certificate of needs and regulatory authority rights which do not have predetermined useful lives.

        Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2003	$2,705
2004	2,690
2005	2,662
2006	2,617
2007	2,383

5.    Other Accrued Liabilities

        Other accrued liabilities consisted of the following:

	December 31, 2002	March 31, 2003
Accrued systems rental and maintenance costs	$5,146	$4,265
Accrued site rental fees	1,671	1,511
Accrued taxes payable	7,491	7,836
Accrued regulatory costs	100	62
Accrued severance and related costs	79	245
Other accrued expenses	5,350	6,001

Total other accrued liabilities	$19,837	$19,920

6.    Long-Term Debt

        Long-term debt consisted of the following:

	December 31, 2002	March 31, 2003
Term loan facility	$334,000	$324,000
Senior subordinated notes	260,000	260,000
Equipment debt	14,862	15,384

Long-term debt, including current portion	608,862	599,384
Less current portion	4,819	4,875

Long-term portion	$604,043	$594,509

7.    Non-Cash Stock-Based Compensation

        In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company's common stock, of which 105,000 options are outstanding at March 31, 2003. The exercise prices of these options and the fair value of the Company's common stock on the grant date were $5.60 and $9.52 per share, respectively. Compensation expense of $1,190 is being recognized on a straight-line basis over the vesting period of the options. For the quarters ended March 31, 2002 and 2003, the Company recorded non-cash stock-based compensation of $132 and $18, respectively, with an offset to additional paid-in deficit.

        On June 20, 2001, the Company's compensation committee authorized the Company to amend the option agreements granted under its 1999 Equity Plan on November 2, 1999 to reduce the performance targets for the performance options. One-half of these options granted under the 1999 Equity Plan are "performance options." These options vest on the eighth anniversary of the grant date if the option holder is still an employee, but the vesting accelerates if the Company meets the operating performance targets specified in the option agreements. As a result of the amendment, if the Company achieves the reduced performance targets but does not achieve the original performance targets, and an option holder terminates employment and exercises their options prior to the eighth anniversary of the option grant date, the Company would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option's exercise price. Management estimates that the Company could incur an additional $2,000 to $5,000 in the aggregate of these non-cash stock-based compensation charges over the next 2 3/4 years. These charges, however, may not be evenly distributed over each of those 2 3/4 years or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees. For the quarters ended March 31, 2002 and 2003, the Company recorded $400 in non-cash stock-based compensation as a result of the amendment.

8.    Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended March 31,
	2002	2003
Numerator:
Net income	$7,862	$6,880

Denominator:
Denominator for basic earnings per share— weighted-average shares	47,523	47,732
Effect of dilutive securities: Employee stock options	2,420	838

Denominator for diluted earnings per share— adjusted weighted-average shares	49,943	48,570

Earnings per common share:
Basic	$0.17	$0.14

Diluted	$0.16	$0.14

9.    Commitments and Contingencies

        The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated statements of income or financial position.

        The company has applied the disclosure provisions of FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance is remote. The following is a description of an arrangement in which the Company is the guarantor.

        The Company guarantees a portion of a loan on behalf of an unconsolidated investee. The maximum potential future payment under this financial guarantee is $0.5 million at March 31, 2003.

10.    Related-Party Transactions

        On January 2, 2003 and January 31, 2003, the Company issued 53,734 shares of common stock in the aggregate to an officer in exchange for $280 in cash. The shares were sold to the officer at fair market value.

        The Company paid to Kohlberg Kravis Roberts & Co. ("KKR") management fees of $163 for the quarters ended March 31, 2002 and 2003, respectively, and will continue to receive financial advisory services from KKR on an ongoing basis.

11.    Subsequent Events

        On April 7, 2003, the Company's Board of Directors announced that Richard N. Zehner, the Company's Chairman, Chief Executive Officer and founder, assumed the sole role of Chairman of the Board. The Board of Directors appointed Paul S. Viviano as Chief Executive Officer in addition to his duties as President and Board member. Mr. Viviano joined the Company in January 2003 as its President and Chief Operating Officer. Also on April 7, 2003, Andrew P. Hayek joined the Company as Executive Vice President and Chief Operating Officer.

        On May 5, 2003, the Company's Board of Directors authorized the Executive Committee of the Board of Directors, as market and business conditions warrant, to repurchase up to 1,000,000 shares of Alliance Imaging's common stock for cash. Purchases may be made in the open market or in privately negotiated transactions from time to time at the Executive Committee's discretion for a one-year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading national provider of outsourced diagnostic imaging services, with 86% of our revenues for the first quarter of 2003 derived from magnetic resonance imaging, or MRI. We provide imaging services primarily to hospitals and other healthcare providers primarily on a mobile, shared-service basis. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day operations. We had 455 diagnostic imaging systems, including 358 MRI systems, and 1,334 clients in 43 states at March 31, 2003.

        Approximately 89% of our revenues for the quarter ended March 31, 2003 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients' receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. These contracts, which are usually three to five years in length, are typically non-cancelable by our clients and often contain automatic renewal provisions. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Our pricing is also influenced by competitive market pressures.

        Approximately 11% of our revenues for the quarter ended March 31, 2003 were generated by providing services directly to patients from our sites located at or near hospital or other healthcare provider facilities, which we refer to as retail revenues. Our revenues from these sites are generated from direct billings to patients or their third-party payors, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

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

        The principal components of our selling, general and administrative expenses are sales force compensation, marketing costs, corporate overhead costs and our provision for doubtful accounts.

        For the quarter ended March 31, 2003, we recorded $0.4 million in non-cash stock-based compensation primarily as a result of amending certain stock option agreements in June 2001 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value. One-half of the options granted to date under our 1999 Equity Plan are "performance options." These options vest on the eighth anniversary of the grant date if the option holder is still our employee, but the vesting accelerates if we meet the operating performance targets specified in the option agreements. On June 20, 2001, our compensation committee authorized us to enter into amended option agreements to reduce the performance targets for the majority of the outstanding performance options. As a result, if we achieve the reduced performance targets but do not achieve the original performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, we would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option's exercise price. We estimate that we will incur an additional $2 million to $5 million in the aggregate of non-cash stock-based compensation charges over the next 2 3/4 years as a result of amending option agreements to reduce performance targets. These charges, however, may not be evenly distributed over each of those 2 3/4 years or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees.

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

Transaction

        On March 30, 2003, we entered into a joint venture agreement with GE Capital Corporation to form Affordable Imaging Rentals, LLC ("AIR"). We each invested $8.7 million in cash for our respective 50% equity interests. AIR has been established to own and operate a diagnostic imaging rental fleet of approximately 50 systems, primarily used by hospital and other healthcare clients for short-term, unstaffed MRI and CT rental needs. In addition, AIR will purchase a diagnostic imaging fleet of approximately 50 systems from an affiliate of GE Capital Corporation for approximately $87 million, funded substantially through debt financing. This equity interest will be an investment in a non-consolidated affiliate and will be accounted for under the equity method because we do not possess control. We also entered into a long-term management agreement with AIR to provide logistics and related services for the rental fleet.

Results of Operations

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

        Revenue increased $4.0 million, or 4.1%, to $102.7 million in the first quarter of 2003 compared to $98.7 million in the first quarter of 2002 due to higher positron emission tomography, or PET, revenue, higher non-scan based revenue and other revenue, offset by lower scan-based MRI revenue. PET revenue in the first quarter of 2003 increased $6.7 million, or 130%, compared to the first quarter of 2002 primarily as a result of increased PET scan volume. Non-scan based MRI revenue and other revenue in the first quarter of 2003 increased $0.9 million, or 5.9%, primarily due to higher non-scan based revenue. Scan-based MRI revenue in the first quarter of 2003 decreased $3.6 million, or 4.5%, primarily as a result of a 3.6% decrease in our MRI scan volume. We attribute this decrease to a decline in average daily scan volume per MRI, and a decrease in the MRI price per scan, partially offset by an increase in the average number of additional scan-based systems in operation. The average daily scan volume per MRI system decreased to 9.5 in the first quarter of 2003 from 9.7 in the first quarter of 2002 as a result of some higher volume clients choosing not to renew their contracts, weakness in demand from our existing clients, and unusually severe weather in the eastern part of the U.S. in the first quarter of 2003. The average price per MRI scan decreased 0.9% primarily as a result of price reductions granted to certain clients upon renewal of their contracts and competitive pricing pressures. The decrease in average price realized per scan is also the result of clients achieving discounted price levels on incremental scan volume.

        We had 358 MRI systems at March 31, 2003 compared to 348 MRI systems at March 31, 2002. The increase was primarily a result of planned system additions to satisfy client demand.

        Operating expenses, excluding depreciation, increased $5.2 million, or 11.8%, to $49.3 million in the first quarter of 2003 compared to $44.1 million in the first quarter of 2002. Compensation and related employee expenses increased $2.0 million, or 8.9%, primarily as a result of an increase in the number of employees necessary to support new systems in operation and an increase in technologists' wages. Medical supplies increased $1.0 million, or 40.7%, primarily as a result of an increase in the number of PET systems in operation, which use a radiopharmaceutical as a component of the scan. Outside medical services increased $0.6 million, or 58.0%, primarily as a result of an increase in outside radiologists services associated with PET. Insurance expense increased $0.4 million, or 77.0%, primarily due to an increase in insurance premiums. Fuel expense increased $0.4 million, or 49.9%, primarily as a result of higher diesel fuel prices caused by war in the Middle East and political issues in South America. Repairs and maintenance increased $0.4 million, or 3.9%, primarily due to an increase in the average repair cost per system and an increase in the number of systems in service. All other operating expenses, excluding depreciation, increased $0.4 million, or 4.9%, primarily due the increase in the number of systems in service.

        Selling, general and administrative expenses increased $0.5 million, or 4.0%, to $11.5 million in the first quarter of 2003 compared to $11.1 million in the first quarter of 2002. Compensation and related employee expenses increased $0.9 million, or 14.7%, primarily due to an increase in marketing positions and increased sales and marketing commissions and bonuses. Professional services expenses increased $0.4 million, or 77.5%, in the first quarter of 2003 compared to the first quarter of 2002 primarily due to legal and consulting costs associated with the negotiation with collective bargaining representatives over the terms and conditions of employment of drivers in our Mid-Atlantic and New England Regions. Insurance expense increased $0.2 million, or 521%, primarily due to an increase in insurance premiums. These increases were offset by a decrease in the provision for doubtful accounts of $1.2 million, or 82.8%, primarily as a result of an improvement in collections of older accounts receivable. The provision for doubtful accounts as a percentage of revenue decreased to 0.2% in the first quarter of 2003 compared to 1.5% in the first quarter of 2002. All other selling, general, and administrative expenses increased $0.2 million, or 6.1%. Selling, general and administrative expenses as a percentage of revenue were 11.2% in both the first quarters of 2003 and 2002.

        We recorded non-cash stock-based compensation of $0.4 million and $0.5 million in the first quarter of 2003 and 2002, respectively, as a result of amending certain stock option agreements in June 2001 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value.

        Severance and related costs of $0.2 million in the first quarter of 2003 is primarily due to severance payments made as a result of a reduction-in-force in March 2003. We expect to incur severance and related costs in future quarters as we continue to review and adjust our resource needs.

        Depreciation expense increased $1.1 million, or 6.5%, to $17.9 million in the first quarter of 2003 compared to $16.8 million in the first quarter of 2002, principally due to a higher amount of depreciable assets associated with MRI system additions and upgrades, as well as an increase in the number of PET systems which have a shorter depreciable life than MRIs.

        Amortization expense increased $0.1 million, or 21.1%, to $0.7 million in the first quarter of 2003 compared to $0.6 million in the first quarter of 2002.

        Interest expense, net, decreased $1.2 million, or 9.5%, to $11.1 million in the first quarter of 2003 compared to $12.3 million in the first quarter of 2002, primarily due to lower average debt balances and lower average interest rates.

        Provision for income taxes was $4.9 million and $5.6 million in the first quarter of 2003 and 2002, respectively, resulting in an effective tax rate of 41.5% in both years. Our effective tax rates were higher than statutory rates primarily as a result of state income taxes.

        Our net income was $6.9 million, or $0.14 per share on a diluted basis, in the first quarter of 2003 compared to $7.9 million, or $0.16 per share on a diluted basis, in the first quarter of 2002.

Liquidity and Capital Resources

        Our primary source of liquidity is cash provided by operating activities. We generated cash of $30.7 million and $31.8 million from operating activities in the first quarter of 2003 and 2002, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI scans, the price we can charge our customers for providing MRI services and the costs to us of providing those services. In addition, as of March 31, 2003, we had $147.5 million of available borrowings under our revolving line of credit.

        Our primary use of capital resources is to fund capital expenditures. We used $32.5 million and $25.6 million for investing activities in the first quarter of 2003 and 2002, respectively. We incur capital expenditures for the purposes of:

  •
  purchasing new systems;

  •
  replacing less advanced systems with new systems;

  •
  providing upgrades of our MRI systems and upgrading our corporate infrastructure for future growth; and

  •
  purchasing systems upon termination of operating leases.

        Capital expenditures totaled $25.9 million and $23.0 million in the first quarter of 2003 and 2002, respectively. During the first quarter of 2003, we purchased 10 MRI systems, including replacement systems, three PET systems and one CT system. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2003 and finance substantially all of these purchases with our available cash, cash from operating activities and our revolving line of credit. We expect capital expenditures to total approximately $75 million in 2003.

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

Recent Accounting Pronouncements

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. We adopted the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002 which did not have a material effect on the Company's consolidated financial position or results of operations.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. We adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and the recognition provisions on January 1, 2003. The adoption of FIN 45 did not have a material effect on our consolidated financial position or results of operations.

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

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in fiscal 2004 for all other variable interest entities. We expect that the provisions of FIN 46 will not have a material effect on our consolidated financial position or results of operations upon adoption since we currently have no variable interest entities.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which is effective for contracts entered into after June 30, 2003. SFAS No. 149 establishes standards for our classification of liabilities in the financial statements that have characteristics of both liabilities and equity. We believe the adoption of SFAS No. 149 will not have a material effect on our consolidated financial position or results of operations.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

        Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly in the section entitled "Liquidity and Capital Resources", and elsewhere in this quarterly report on Form 10-Q, are "forward-looking statements," within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements which address activities, events or developments that we expect or anticipates will or may occur in the future, including such things as results of operations and financial condition, capital expenditures, the consummation of acquisitions and financing transactions and the effect of such transactions on our business and our plans and objectives for future operations and expansion are examples of forward-looking statements. In some cases you can identify these statements by forward-looking words like "may", "will", "should", "expect", "anticipate", "believe", "estimate", "predict", "continue" or similar words. These forward-looking statements are subject to risks and uncertainties which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. These risks and uncertainties include factors affecting our leverage, including fluctuations in interest rates, our ability to incur financing, the effect of operating and financial restrictions in our debt instruments, the accuracy of our estimates regarding our capital requirements, the effect of intense levels of competition in our industry, changes in the healthcare regulatory environment, our ability to keep pace with technological developments within our industry, and other risks and uncertainties, including those enumerated and described under "Risk Factors" in our Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 2002. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by us.

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

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and that there are reasonable assurances that our disclosure controls and procedures will achieve the desired control objectives.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On January 2, 2003 and February 3, 2003, respectively, we sold and issued to Paul S. Viviano 43,643 and 10,091 shares of our common stock for a purchase price of $5.27 and $4.99 in private placements. Mr. Viviano paid cash in full for these shares at the fair market value of the shares on each date. The aggregate proceeds from these transactions were $280,353. No underwriter or placement agent was involved in the transaction. The sale of shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        On April 7, 2003, our Board of Directors announced that Richard N. Zehner, our Chairman, Chief Executive Officer and founder, assumed the sole role of Chairman of the Board. The Board of Directors appointed Paul S. Viviano as Chief Executive Officer in addition to his duties as President and Board member. Mr. Viviano joined us in January 2003 as our President and Chief Operating Officer. Also on April 7, 2003, Andrew P. Hayek joined us as Executive Vice President and Chief Operating Officer.

        On May 5, 2003, Terry A. Andrues, formerly one of our Executive Vice Presidents, became President of Affordable Imaging Rentals, LLC, a joint venture between Alliance Imaging and GE Capital Corporation. Alliance Imaging and GE Capital Corporation each invested $8.7 million in cash for our respective 50% equity interests.

        On May 5, 2003, our Board of Directors authorized the Executive Committee of the Board of Directors, as market and business conditions warrant, to repurchase up to 1,000,000 shares of Alliance Imaging's common stock for cash. Purchases may be made in the open market or in privately negotiated transactions from time to time at the Executive Committee's discretion for a one-year period.

        On May 9, 2003, Cheryl A. Ford announced her departure as an Executive Vice President effective May 17, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Alliance.(7)
3.2	Amended and Restated By-laws of Alliance.(7)

4.1	Indenture dated as of April 10, 2001 by and between the Registrant and the Bank of New York with respect to $260 million aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2011.(5)
4.2	Credit Agreement dated as of November 2, 1999, as amended.(5)
4.3	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(7)
4.4	Second Amendment dated as of June 10, 2002 to Credit Agreement(8)
10.1	The 1999 Equity Plan for Employees of Alliance and Subsidiaries including the forms of option agreements used thereunder, as amended.(5)
10.2	The Alliance 1997 Stock Option Plan, including form of option agreement used thereunder, as amended.(5)
10.3	The Three Rivers Holding Corp. 1997 Stock Option Plan, as amended.(5)
10.4	Alliance Directors' Deferred Compensation Plan, as amended(6)
10.5	2003 Incentive Plan(9)(10)
10.6	Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(1)
10.7	Agreement Not to Compete dated as of July 23, 1999 between Alliance and Richard N. Zehner.(1)
10.8	Amendment to Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(2)
10.9	Amendment to Employment Agreement dated as of December 31, 1997 between Alliance and Richard N. Zehner.(3)
10.10	Second Amendment to Employment Agreement dated as of February 5, 1998 between Alliance and Richard N. Zehner.(3)
10.11	Employment Agreement dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.12	Agreement Not to Compete dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.13	Amended and Restated Employment Agreement dated June 6, 1994 between Alliance and Terry A. Andrues.(5)
10.14	Amended and Restated Employment Agreement dated as of June 6, 1994 between Alliance and Cheryl A. Ford.(5)
10.15	Employment Agreement dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.16	Agreement Not to Compete dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.17	Employment Agreement dated as of January 1, 2003 between Alliance and Paul S. Viviano(9)
10.18	Agreement Not to Compete dated as of January 1, 2003 between Alliance and Paul S. Viviano(9)

10.19	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano(9)
10.20	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano(9)
10.21	Form of Stockholder's Agreement.(5)
10.22	Agreement and Plan of Merger dated as of September 13, 1999 between Alliance and View Acquisition Corporation, as amended(5)
10.23	Registration Rights Agreement dated as of November 2, 1999.(5)
10.24	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.25	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.26	Form of Indemnification Agreement.(6)
21.1	List of subsidiaries.(9)
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.(10)
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.(10)

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

  (9)
  Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

  (10)
  Filed herewith. This certificate is being furnished, not filed, and shall not be deemed to be incorporated by reference into any registration statement filed under the Securities Act of 1933.

(b)
Reports on Form 8-K in the first quarter of 2003.

    None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE, IMAGING, INC.
May 15, 2003	By:	/s/ PAUL S. VIVIANO Paul S. Viviano President and Chief Executive Officer (Principal Executive Officer)
May 15, 2003	By:	/s/ KENNETH S. ORD Kenneth S. Ord Executive Vice President and Chief Financial Officer (Principal Financial Officer)
May 15, 2003	By:	/s/ HOWARD K. AIHARA Howard K. Aihara Vice President and Corporate Controller (Principal Accounting Officer)

CERTIFICATION

I, Paul S. Viviano, certify that:

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

Dated: May 15, 2003	/s/ PAUL S. VIVIANO Paul S. Viviano President and Chief Executive Officer

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

Dated: May 15, 2003	/s/ KENNETH S. ORD Kenneth S. Ord Executive Vice President and Chief Financial Officer

QuickLinks

ALLIANCE IMAGING, INC. – FORM 10–Q INDEX – MARCH 31, 2003
Index
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
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