Form 10-Q
period 2003-06-30
ALLIANCE IMAGING INC /DE/
filed 2003-08-14
CIK 817135

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2003

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2003:

Common Stock, $.01 par value, 47,958,987 shares

ALLIANCE IMAGING, INC.
FORM 10-Q
June 30, 2003
Index

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	December 31, 2002	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$31,413	$25,600
Accounts receivable, net of allowance for doubtful accounts	49,830	51,669
Deferred income taxes	12,787	12,787
Prepaid expenses	2,996	3,775
Other receivables	2,476	3,129

Total current assets	99,502	96,960
Equipment, at cost	636,473	669,279
Less accumulated depreciation	(277,866)	(292,707)

Equipment, net	358,607	376,572
Goodwill	163,006	164,908
Other intangible assets, net	34,149	32,820
Deferred financing costs, net	15,132	13,742
Deposits and other assets	12,662	22,516

Total assets	$683,058	$707,518

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$13,003	$11,808
Accrued compensation and related expenses	10,855	13,229
Accrued interest payable	7,409	7,344
Other accrued liabilities	19,837	21,142
Current portion of long-term debt	4,819	4,927

Total current liabilities	55,923	58,450
Long-term debt, net of current portion	344,043	344,537
Senior subordinated notes	260,000	260,000
Minority interests	2,770	3,498
Deferred income taxes	62,631	69,491

Total liabilities	725,367	735,976
Commitments and Contingencies (Note 8)
Stockholders' deficit:
Common stock	477	479
Paid-in-capital deficit	(22,940)	(21,624)
Accumulated deficit	(19,846)	(7,313)

Total stockholders' deficit	(42,309)	(28,458)

Total liabilities and stockholders' deficit	$683,058	$707,518

See accompanying notes.

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Revenues	$103,823	$105,333	$202,557	$208,068
Costs and expenses:
Operating expenses, excluding depreciation	44,789	48,893	88,883	98,171
Selling, general and administrative expenses	12,048	12,822	23,112	24,331
Employment agreement costs	—	1,654	—	1,654
Severance and related costs	—	1,506	—	1,716
Non-cash stock-based compensation	532	418	1,064	836
Depreciation expense	17,301	18,719	34,095	36,604
Amortization expense	575	677	1,133	1,353
Interest expense, net of interest income	12,107	11,131	24,359	22,223
Other income	—	(149)	—	(243)

Total costs and expenses	87,352	95,671	172,646	186,645

Income before income taxes	16,471	9,662	29,911	21,423
Provision for income taxes	6,836	4,009	12,414	8,890

Net income	$9,635	$5,653	$17,497	$12,533

Earnings per common share:
Basic	$0.20	$0.12	$0.37	$0.26

Diluted	$0.19	$0.12	$0.35	$0.26

Weighted average number of shares of common stock and common stock equivalents:
Basic	47,582	47,840	47,553	47,787
Diluted	50,191	48,498	50,072	48,534

See accompanying notes.

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2002	2003
Operating activities:
Net income	$17,497	$12,533
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,936	1,146
Non-cash stock-based compensation	1,064	836
Depreciation and amortization	35,228	37,957
Amortization of deferred financing costs	1,353	1,510
Distributions less than equity in undistributed income of investee	(50)	(448)
Deferred income taxes	9,048	6,860
Gain on sale of equipment	(59)	(239)
Changes in operating assets and liabilities:
Accounts receivable	675	(2,279)
Prepaid expenses	(443)	(779)
Other receivables	(2,631)	(653)
Other assets	(378)	87
Accounts payable	(4,569)	(1,195)
Accrued compensation and related expenses	(6)	2,374
Accrued interest payable	(637)	(75)
Other accrued liabilities	1,604	1,220
Minority interests	417	728

Net cash provided by operating activities	61,049	59,583

Investing activities:
Equipment purchases	(37,310)	(50,509)
Increase in deposits on equipment	(7,462)	(1,338)
Acquisitions, net of cash received	(1,152)	(10,981)
Proceeds from sale of assets	71	1,142

Net cash used in investing activities	(45,853)	(61,686)

Financing activities:
Principal payments on equipment debt	(4,213)	(4,072)
Proceeds from revolving loan facility	—	10,000
Principal payments on term loan facility	(15,000)	(10,000)
Payments of debt issuance costs	(353)	(120)
Proceeds from issuance of common stock	93	348
Proceeds from exercise of employee stock options	280	134

Net cash used in financing activities	(19,193)	(3,710)

Net decrease in cash and cash equivalents	(3,997)	(5,813)
Cash and cash equivalents, beginning of period	22,051	31,413

Cash and cash equivalents, end of period	$18,054	$25,600

Supplemental disclosure of cash flow information:
Interest paid	$23,851	$20,909
Income taxes paid, net of refunds	683	1,944
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$—	$931
Capital lease obligations assumed for the purchase of equipment	4,759	5,813
Capital lease obligations transferred for the sale of equipment	—	(1,139)

See accompanying notes.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

(dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates

        Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2002.

        Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all majority owned subsidiaries over which the Company exercises control, and for which control is other than temporary. Intercompany transactions have been eliminated. Investments in non-consolidated affiliates are accounted for under the equity method.

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

        Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and the recognition provisions on January 1, 2003. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial position or results of operations.

        Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123—In December 2002, the FASB Issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123." This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 were adopted on December 31, 2002.

        The Company accounts for stock based compensation awards using the intrinsic value method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Other than the awards discussed in Note 7, all other employee stock-based awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in net income from operations for those awards.

        SFAS 123 requires presentation of pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the second quarter of 2002 and second quarter of 2003, respectively: risk-free interest rates of 5.11% and 2.99%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 71.9% and 90.5%; and a weighted average expected life of the options of 6.50 years in each year. The Company used the following weighted average assumptions for the first six months of 2002 and 2003, respectively: risk-free interest rates of 4.44% and 3.24%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 71.9% and 77.6%; and a weighted average expected life of the options of 6.50 years in each year. The weighted average fair value of options granted during the second quarter of 2002 and 2003 is $8.51 and $2.95, respectively, and $7.35 and $3.35 in the first six months of 2002 and 2003, respectively.

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' expected vesting period. Had compensation cost for the Company's stock option plan been determined based on the estimated fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123 utilizing the Black-Scholes option-pricing model, the Company's net income and basic and diluted earnings per share for the quarters and six months ended June 30, would have approximated the pro forma amounts indicated below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net income:
As reported	$9,635	$5,653	$17,497	$12,533
Add: Stock-based compensation expense included in reported net income, net of related tax effects	77	11	154	21
Deduct: Stock-based compensation expense determined under fair value based method, net of related tax effects	(188)	(283)	(376)	(590)

Pro forma net income	$9,524	$5,381	$17,275	$11,964

Basic earnings per share:
As reported	$0.20	$0.12	$0.37	$0.26
Pro forma	0.20	0.11	0.36	0.25
Diluted earnings per share:
As reported	0.19	0.12	0.35	0.26
Pro forma	0.19	0.11	0.35	0.25

        Consolidation of Variable Interest Entities—In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in fiscal 2004 for all other variable interest entities. The Company expects that the provisions of FIN 46 will not have a material effect on its consolidated financial position or results of operations upon adoption since the Company currently has no variable interest entities.

        Amendment of Statement 133 on Derivative Instruments and Hedging Activities—In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies existing accounting pronouncements and addresses financial accounting and reporting for derivative or other hybrid instruments. This statement requires that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's consolidated financial position or results of operations since the Company currently has no derivative instruments.

        Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity—In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes the adoption of SFAS No. 150 will not have a material effect on its consolidated financial position or results of operations since the Company currently has no instruments that meet this definition.

3. Goodwill and Intangible Assets

        Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2002	$163,006
Additions to goodwill during the period	1,902

Balance at June 30, 2003	$164,908

        Intangible assets consisted of the following:

	December 31, 2002		June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer contracts	$41,228	$(9,985)	$41,228	$(11,141)
Other	2,659	(1,134)	2,683	(1,331)

Total other intangible assets	$43,887	$(11,119)	$43,911	$(12,472)

Intangible assets not subject to amortization	$1,381		$1,381

        Customer contracts have a weighted average useful life of 19 years. Other intangible assets subject to amortization have a weighted average useful life of six years. Amortization expense for intangible assets subject to amortization was $575 and $677 for the quarters ended June 30, 2002 and 2003, respectively, and $1,133 and $1,353 for the six months ended June 30, 2002 and 2003, respectively. The intangible assets not subject to amortization represent certificate of needs and regulatory authority rights which do not have predetermined useful lives.

        Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2003	$2,705
2004	2,690
2005	2,659
2006	2,609
2007	2,394

4. Other Accrued Liabilities

        Other accrued liabilities consisted of the following:

	December 31, 2002	June 30, 2003
Accrued systems rental and maintenance costs	$5,146	$4,063
Accrued site rental fees	1,671	1,684
Accrued taxes payable	7,491	8,640
Accrued regulatory costs	100	19
Accrued severance and related costs	79	1,053
Other accrued expenses	5,350	5,683

Total other accrued liabilities	$19,837	$21,142

5. Long-Term Debt

        Long-term debt consisted of the following:

	December 31, 2002	June 30, 2003
Term loan facility	$334,000	$334,000
Senior subordinated notes	260,000	260,000
Equipment debt	14,862	15,464

Long-term debt, including current portion	608,862	609,464
Less current portion	4,819	4,927

Long-term portion	$604,043	$604,537

6. Non-Cash Stock-Based Compensation

        In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company's common stock, of which 105,000 options are outstanding at June 30, 2003. The exercise prices of these options and the fair value of the Company's common stock on the grant date were $5.60 and $9.52 per share, respectively. Compensation expense of $1,190 is being recognized on a straight-line basis over the vesting period of the options. The Company recorded non-cash stock-based compensation of $132 and $18 in the quarters ended June 30, 2002 and 2003, respectively, and $264 and $36 in the first six months of 2002 and 2003, respectively, with an offset to additional paid-in deficit.

        On June 20, 2001, the Company's compensation committee authorized the Company to amend the option agreements under its 1999 Equity Plan to reduce the performance targets for the performance options. One-half of the options granted under the 1999 Equity Plan are "performance options." These options vest on the eighth anniversary of the grant date if the option holder is still an employee, but the vesting accelerates if the Company meets the operating performance targets specified in the option agreements. As a result of the amendment, if the Company achieves the reduced performance targets but does not achieve the original performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, the Company would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option's exercise price. Management estimates that the Company could incur an additional $2,000 to $3,000 in the aggregate of these non-cash stock-based compensation charges over the next 2 1/2 years. These charges, however, may not be evenly distributed over each of those 2 1/2 years or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees. For each of the quarters and six months ended June 30, 2002 and 2003, the Company recorded $400 and $800, respectively, in non-cash stock-based compensation as a result of the amendment.

7. Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Numerator:
Net income	$9,635	$5,653	$17,497	$12,533

Denominator:
Denominator for basic earnings per share—weighted-average shares	47,582	47,840	47,553	47,787
Effect of dilutive securities:
Employee stock options	2,609	658	2,519	747

Denominator for diluted earnings per share—adjusted weighted-average shares	50,191	48,498	50,072	48,534

Earnings per common share:
Basic	$0.20	$0.12	$0.37	$0.26

Diluted	$0.19	$0.12	$0.35	$0.26

8. Commitments and Contingencies

        The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

        The Company has applied the disclosure provisions of FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to disclose certain type of guarantees, even if the likelihood of requiring the guarantor's performance is remote. The following is a description of an arrangement in which the Company is the guarantor.

        The Company guarantees a portion of a loan on behalf of an unconsolidated investee. The maximum potential future payment under this financial guarantee is $0.5 million at June 30, 2003. The Company has not recorded an obligation for this guarantee.

9. Related-Party Transactions

        On May 12, 2003, the Company issued 12,677 shares of common stock to an officer in exchange for $67 in cash. The shares were sold to the officer at fair market value.

        The Company paid to Kohlberg Kravis Roberts & Co. ("KKR") management fees of $163 and $325 for each of the quarters and six months ended June 30, 2002 and 2003, respectively, and will continue to receive financial advisory services from KKR on an ongoing basis.

        On June 2, 2003, the Company paid $1,536 to Richard N. Zehner in exchange for the cancellation of his rights to purchase common stock of the Company. In addition, the Company and Mr. Zehner agreed to amend the terms and conditions of his employment. Complete details of this transaction are contained in the Amendment to Employment Agreement, Non-qualified Stock Option Agreement and Non-Compete Agreement between the Company and Mr. Zehner included as an exhibit with this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading national provider of diagnostic imaging services, with 85% of our revenues for the first six months of 2003 derived from magnetic resonance imaging, or MRI. We provide imaging services primarily to hospitals and other healthcare providers on a shared and full-time service basis, in addition to operating a growing number of free-standing imaging centers. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day operations. We had 461 diagnostic imaging systems, including 362 MRI systems, and 1,331 clients in 43 states at June 30, 2003.

        Approximately 89% of our revenues for the first six months of 2003 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients' receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. These contracts, which are usually three to five years in length, are typically non-cancelable by our clients and often contain automatic renewal provisions. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Our pricing is also influenced by competitive market pressures.

        Approximately 11% of our revenues for the six months ended June 30, 2003 were generated by providing services directly to patients from our sites located at or near hospital or other healthcare provider facilities, which we refer to as retail revenues. Our revenues from these sites are generated from direct billings to patients or their third-party payors, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

        The principal components of our operating costs, excluding depreciation, are compensation paid to technologists and drivers, system maintenance costs, medical supplies, transportation and travel costs. Because a majority of these expenses are fixed, increased revenues as a result of higher scan volumes per system significantly improves our margins while lower scan volumes result in lower margins.

        The principal components of our selling, general and administrative expenses are sales force compensation, marketing costs, corporate overhead costs, provision for doubtful accounts, and minority interest expense.

        For the six months ended June 30, 2003, we recorded $0.8 million in non-cash stock-based compensation primarily as a result of amending certain stock option agreements in June 2001 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value. One-half of the options granted under our 1999 Equity Plan are "performance options." These options vest on the eighth anniversary of the grant date if the option holder is still our employee, but the vesting accelerates if we meet the operating performance targets specified in the option agreements. On June 20, 2001, our compensation committee authorized us to enter into amended option agreements to reduce the performance targets for the performance options. As a result, if we achieve the reduced performance targets but do not achieve the original performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, we would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option's exercise price. We estimate that we will incur an additional

$2 million to $3 million in the aggregate of non-cash stock-based compensation charges over the next 2 1/2 years as a result of amending option agreements to reduce performance targets. These charges, however, may not be evenly distributed over each of those 2 1/2 years or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees.

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

Results of Operations

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

        Revenue increased $1.5 million, or 1.5%, to $105.3 million in the second quarter of 2003 compared to $103.8 million in the second quarter of 2002 primarily due to higher positron emission tomography, or PET, revenue, higher non-scan based revenue and other revenue, offset by lower scan-based MRI revenue. PET revenue in the second quarter of 2003 increased $6.5 million, or 92.5%, compared to the second quarter of 2002 primarily due to an increase in the number of PET systems in service. Non-scan based MRI revenue and other revenue in the second quarter of 2003 increased $0.5 million, or 3.3%, primarily due to higher non-scan based revenue and higher management contract revenue. Scan-based MRI revenue in the second quarter of 2003 decreased $5.5 million, or 6.7%, compared to the second quarter of 2002 primarily as a result of a 6.6% decrease in our MRI scan volume. We attribute this decrease to a decline in average daily scan volume per MRI and a decrease in the MRI price per scan, partially offset by an increase in the average number of additional scan-based systems in operation. The average daily scan volume per MRI system decreased to 9.5 in the second quarter of 2003 from 10.0 in the second quarter of 2002 as a result of some higher volume clients choosing not to renew their contracts and our providing more days of service to existing clients than their growth in scan volume. The average price per MRI scan decreased 0.1% to $363.7 per scan in the second quarter of 2003 compared to $364.2 per scan in the second quarter of 2002.

        We had 362 MRI systems at June 30, 2003 compared to 351 MRI systems at June 30, 2002. We had 35 PET systems at June 30, 2003 compared to 19 PET systems at June 30, 2002. These increases were primarily a result of planned system additions to satisfy client demand.

        Operating expenses, excluding depreciation, increased $4.1 million, or 9.2%, to $48.9 million in the second quarter of 2003 compared to $44.8 million in the second quarter of 2002. Medical supplies increased $1.2 million, or 46.8%, primarily as a result of an increase in the number of PET systems in operation, which use a radiopharmaceutical as a component of the scan. Compensation and related employee expenses increased $1.0 million, or 4.7%, primarily as a result of an increase in technologists' wage rates and the number of employees necessary to support new systems in operation. Maintenance related costs increased $1.0 million, or 10.8%, primarily due to an increase in the average repair cost per system and an increase in the number of systems in service. Insurance expense increased $0.4 million, or 66.3%, primarily due to an increase in insurance premiums. Outside medical services increased $0.3 million, or 23.4%, primarily as a result of an increase in outside radiologists services associated with PET. Equipment rental expense decreased $0.5 million, or 35.6%, resulting from a lower number of leased MRI systems and transportation units in operation. All other operating expenses, excluding depreciation, increased $0.7 million, or 7.8%, primarily due to the increase in the number of systems in service. Operating expenses, excluding depreciation, as a percentage of revenue, increased to 46.4% in the second quarter of 2003 from 43.1% in the second quarter of 2002 as a result of the factors described above.

        Selling, general and administrative expenses increased $0.8 million, or 6.4%, to $12.8 million in the second quarter of 2003 compared to $12.0 million in the second quarter of 2002. Compensation and related employee expenses increased $0.7 million, or 11.0%, primarily due to increases in the executive management and retail scheduling and billing areas. Professional services expenses increased $0.6 million, or 98.9%, in the second quarter of 2003 compared to the second quarter of 2002 primarily due to legal and consulting costs associated with the negotiation with collective bargaining representatives over the terms and conditions of employment of drivers in our Mid-Atlantic and New England Regions. These increases were offset by a decrease in the provision for doubtful accounts of $0.5 million, or 38.6%, primarily as a result of an improvement in collections of older accounts receivable. The provision for doubtful accounts decreased as a percentage of revenue to 0.8% in the second quarter of 2003 compared to 1.4% in the second quarter of 2002. Selling, general and administrative expenses as a percentage of revenue were 12.2% and 11.6% in the second quarter of 2003 and 2002, respectively.

        We recorded an employment agreement expense of $1.7 million in the second quarter of 2003 related to payments under an amendment to an employment agreement with our chairman of the board. We expect to incur approximately $2.1 million of costs over the remaining two year term of the amended employment agreement.

        We recorded severance and related costs of $1.5 million in the second quarter of 2003 primarily related to severance and settlement payments made as a result of a reductions-in-force. We expect to incur severance and related costs in future quarters as we continue to review and adjust our resource needs.

        We recorded non-cash stock based compensation of $0.4 and $0.5 million in the second quarter of 2003 and 2002, respectively, as a result of amending certain stock option agreements in June 2001 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value.

        Depreciation expense increased $1.4 million, or 8.2%, to $18.7 million in the second quarter of 2003 compared to $17.3 million in the second quarter of 2002, principally due to a higher amount of depreciable assets associated with MRI system additions and upgrades, as well as an increase in the number of PET systems, which have a shorter depreciable life than MRIs.

        Amortization expense increased $0.1 million, or 17.7%, to $0.7 million in the second quarter of 2003 compared to $0.6 million in the second quarter of 2002.

        Interest expense, net, decreased $1.0 million, or 8.1%, to $11.1 million in the second quarter of 2003 compared to $12.1 million in the second quarter of 2002, primarily due to lower average debt balances and lower average interest rates.

        Provision for income taxes was $4.0 million and $6.8 million in the second quarter of 2003 and 2002, respectively, resulting in an effective tax rate of 41.5% in both years. Our effective tax rates were higher than statutory rates primarily as a result of state income taxes.

        Our net income was $5.7 million, or $0.12 per share on a diluted basis, in the second quarter of 2003 compared to $9.6 million, or $0.19 per share on a diluted basis, in the second quarter of 2002.

Six Months Ended June 30, 2003 Compared to June 30, 2002

        Revenue increased $5.5 million, or 2.7%, to $208.1 million in the first six months of 2003 compared to $202.6 million in the first six months of 2002 primarily due to higher PET revenue, higher non-scan based MRI revenue and other revenue, offset by lower scan-based MRI revenue. PET revenue in the first six months of 2003 increased $13.2 million, or 109%, compared to the first six months of 2002 primarily as a result an increase in the number of PET systems in service. Non-scan based MRI revenue and other revenue in the first six months of 2003 increased $1.3 million, or 4.6%, primarily due to higher non-scan based revenue and higher management contract revenue. Scan-based MRI revenue in the first six months of 2003 decreased $9.0 million, or 5.6%, primarily as a result of a 5.1% decrease in our MRI scan volume. We attribute this decrease to a decline in average daily scan volume per MRI and a decrease in the MRI price per scan, partially offset by an increase in the average number of additional scan-based systems in operation. The average daily scan volume per MRI system decreased to 9.5 in the first six months of 2003 from 9.8 in the first quarter of 2002 as a result of some higher volume clients choosing not to renew their contracts and our providing more days of service to existing clients than their growth in scan volume. The average price per MRI scan decreased 0.5% to $364.7 per scan in the first six months of 2003 compared to $366.6 per scan in the corresponding period of 2002 primarily as a result of price reductions granted to certain clients upon renewal of their contracts and competitive pricing pressures.

        We had 362 MRI systems at June 30, 2003 compared to 351 MRI systems at June 30, 2002. We had 35 PET systems at June 30, 2003 compared to 19 PET systems at June 30, 2002. The increase was primarily a result of planned system additions to satisfy client demand.

        Operating expenses, excluding depreciation, increased $9.3 million, or 10.5%, to $98.2 million in the first six months of 2003 compared to $88.9 million in the first six months of 2002. Compensation and related employee expenses increased $2.8 million, or 6.6%, primarily as a result of an increase in technologists' wage rates and the number of employees necessary to support new systems in operation. Medical supplies increased $2.2 million, or 43.9%, primarily as a result of an increase in the number of PET systems in operation, which use a radiopharmaceutical as a component of the scan. Maintenance related costs increased $1.3 million, or 7.3%, primarily due to an increase in the average repair cost per system and an increase in the number of systems in service. Outside medical services increased $1.0 million, or 38.8%, primarily as a result of an increase in outside radiologists services associated with PET. Insurance expense increased $0.8 million, or 71.7%, primarily due to an increase in insurance premiums. Equipment rental expense decreased $0.6 million, or 19.5%, resulting from a lower number of leased MRI systems and transportation units in operation. Fuel expenses increased $0.5 million, or 27.2%, primarily due to higher diesel fuel prices in the first six months of 2003. All other operating expenses, excluding depreciation, increased $1.3 million, or 7.9%, primarily due to the increase in the number of systems in service. Operating expenses, excluding depreciation, as a percentage of revenue, increased to 47.2% in the first six months of 2003 from 43.9% in the first six months of 2002 as a result of the factors described above.

        Selling, general and administrative expenses increased $1.2 million, or 5.3%, to $24.3 million in the first six months of 2003 compared to $23.1 million in the first six months of 2002. Compensation and related employee expenses increased $1.7 million, or 12.8%, primarily due to increases in executive management, retail scheduling and billing, and sales and marketing areas. Professional services expenses increased $1.0 million, or 89.5%, in the first six months of 2003 compared to the first six months of 2002 primarily due to legal and consulting costs associated with the negotiation with collective bargaining representatives over the terms and conditions of employment of drivers in our Mid-Atlantic and New England Regions. These increases were offset by a decrease in the provision for doubtful accounts of $1.8 million, or 61.0%, primarily as a result of an improvement in collections of older accounts receivable. The provision for doubtful accounts decreased as a percentage of revenue to 0.6% in the first six months of 2003 compared to 1.4% in the corresponding period of 2002. All other selling, general and administrative expenses increased $0.3 million, or 4.7%. Selling, general and administrative expenses as a percentage of revenue were 11.7% and 11.4% in the first six months of 2003 and 2002, respectively.

        We recorded an employment agreement expense of $1.7 million in the first six months of 2003 related to payments under an amendment to an employment agreement with our chairman of the board. We expect to incur approximately $2.1 million of costs over the remaining two year term of the amended employment agreement.

        We recorded severance and related costs of $1.7 million in the first six months of 2003 primarily related to severance and settlement payments made as a result of a reductions-in-force. We expect to incur severance and related costs in future quarters as we continue to review and adjust our resource needs.

        We recorded non-cash stock based compensation of $0.8 and $1.1 million in the first six months of 2003 and 2002, respectively, as a result of amending certain stock option agreements in June 2001 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value.

        Depreciation expense increased $2.5 million, or 7.4%, to $36.6 million in the first six months of 2003 compared to $34.1 million in the first six months of 2002, principally due to a higher amount of depreciable assets associated with MRI system additions and upgrades, as well as an increase in the number of PET systems which have a shorter depreciable life than MRIs.

        Amortization expense increased $0.2 million, or 19.4%, to $1.4 million in the second quarter of 2003 compared to $1.2 million in the first six months of 2002.

        Interest expense, net, decreased $2.1 million, or 8.8%, to $22.2 million in the first six months of 2003 compared to $24.3 million in the first six months of 2002, primarily due to lower average debt balances and lower average interest rates.

        Provision for income taxes was $8.9 million and $12.4 million in the first six months of 2003 and 2002, respectively, resulting in an effective tax rate of 41.5% in both years. Our effective tax rates were higher than statutory rates primarily as a result of state income taxes.

        Our net income was $12.5 million, or $0.26 per share on a diluted basis, in the first six months of 2003 compared to $17.5 million, or $0.35 per share on a diluted basis, in the first six months of 2002.

Liquidity and Capital Resources

        Our primary source of liquidity is cash provided by operating activities. Cash provided from operating activities totaled $59.6 million and $61.0 million in the first six months of 2003 and 2002, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for our diagnostic imaging services, the price we can charge our clients for providing diagnostic imaging services, and the costs to us of providing these services. In addition, as of June 30, 2003, we had $136.5 million of available borrowings under our revolving line of credit.

        Our primary use of capital resources is to fund capital expenditures. We incur capital expenditures for the purposes of:

  •
  purchasing new systems;

  •
  replacing less advanced systems with new systems;

  •
  providing upgrades of our MRI systems and upgrading our corporate infrastructure for future growth; and

  •
  purchasing systems upon termination of operating leases.

        Capital expenditures totaled $50.5 million and $37.3 million in the first six months of 2003 and 2002, respectively. During the first six months of 2003, we purchased 20 MRI systems, six PET systems and three CT systems, including replacement systems. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2003 and to finance substantially all of these purchases with our available cash, cash provided by operating activities and our revolving line of credit. We expect capital expenditures to total approximately $85 million to $90 million in 2003.

        On March 30, 2003, we entered into a joint venture agreement with GE Capital Corporation to form Affordable Imaging Rentals, LLC (the entity has subsequently had a legal name change to Mobile Interim Solutions, LLC.) We each invested $8.7 million in cash for our respective 50% equity interests.

        We believe that, based on current levels of operations and anticipated growth, our cash provided by operating activities, together with other available sources of liquidity, including amounts available under our revolving loan facility, will be sufficient over the next year to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due under our credit agreement.

Recent Accounting Pronouncements

        In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. We adopted the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002 which did not have a material effect on our consolidated financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. We adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and the recognition provisions on January 1, 2003. The adoption of FIN 45 did not have a material effect on our consolidated financial position or results of operations.

        In December 2002, the FASB Issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123." This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 were adopted on December 31, 2002.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in fiscal 2004 for all other variable interest entities. We expect that the provisions of FIN 46 will not have a material effect on its consolidated financial position or results of operations upon adoption since we currently have no variable interest entities.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies existing accounting pronouncements and addresses financial accounting and reporting for derivative or other hybrid instruments. This statement requires that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003. We believe the adoption of SFAS No. 149 will not have a material effect on our consolidated financial position or results of operations since we currently have no derivative instruments.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We believe the adoption of SFAS No. 150 will not have a material effect on our consolidated financial position or results of operations since we currently have no instruments that meet this definition.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

        Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly in the section entitled "Liquidity and Capital Resources," and elsewhere in this quarterly report on Form 10-Q, are "forward-looking statements," within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as results of operations and financial condition, capital expenditures, the consummation of acquisitions and financing transactions and the effect of such transactions on our business and our plans and objectives for future operations and expansion are examples of forward-looking statements. In some cases you can identify these statements by forward-looking words like "may," "will," "should," "expect," "anticipate," "believe," "estimate," "predict," "continue" or similar words. These forward-looking statements are subject to risks and uncertainties which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. These risks and uncertainties include factors affecting our leverage, including fluctuations in interest rates, our ability to incur financing, the effect of operating and financial restrictions in our debt instruments, the accuracy of our estimates regarding our capital requirements, the effect of intense levels of competition in our industry, changes in the healthcare regulatory environment, our ability to keep pace with technological developments within our industry, and other risks and uncertainties, including those enumerated and described under "Risk Factors" in our Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 2002. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by us.

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

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

        There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        From time to time, we are involved in routine litigation incidental to the conduct of our business. We believe that none of this litigation pending against us will have a material adverse effect on our business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On May 12, 2003, we sold and issued to Paul S. Viviano 12,677 shares of our common stock for a purchase price of $5.28 per share in a private placement. Mr. Viviano paid cash in full for these shares at the fair market value of the shares. The proceeds from this transaction was $66,935. No underwriter or placement agent was involved in the transaction. The sale of shares was made pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance on, among other facts, Mr. Viviano's financial sophistication and access to information and the absence of general solicitation or advertising.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  The 2003 Annual Meeting of Stockholders of Alliance Imaging, Inc. was held on May 14, 2003.

  (b)
  The following nominees were elected as Class II Directors for a three-year term expiring at the 2006 Annual Meeting: James H. Greene, Jr., Anthony B. Helfet and Richard N. Zehner. The Class III Directors, James C. Momtazee, Michael W. Michelson, and Edward L. Samek, whose terms expire at the 2004 Annual Meeting, and the Class I Directors, Henry R. Kravis, Paul S. Viviano and Neil F. Dimick, whose terms expire at the 2005 Annual Meeting, continue to serve on our Board of Directors.

  (c)
  Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposal and Vote Tabulation

	Votes Cast
				Broker Non-votes
	For	Against	Abstain
Approval of the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2003	44,946,470	344,066	3,200	—

Election of Directors

Director	Votes Received	Votes Withheld
James H. Greene Jr.	44,919,213	374,524
Anthony B. Helfet	44,957,913	335,824
Richard N. Zehner	42,248,480	3,045,257

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

        On May 5, 2003, Terry A. Andrues, formerly one of our Executive Vice Presidents, became President of Affordable Imaging Rentals, LLC, a joint venture between the Company and GE Capital Corporation. We and GE Capital Corporation each invested $8.7 million in cash for each of our respective 50% equity interests.

        On May 5, 2003, our Board of Directors authorized the Executive Committee of the Board of Directors, as market and business conditions warrant, to repurchase up to 1,000,000 shares of the Company's common stock for cash. Purchases may be made in the open market or in privately negotiated transactions from time to time at the Executive Committee's discretion for a one-year period.

        On May 9, 2003, Cheryl A. Ford announced her departure as an Executive Vice President, effective May 17, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Alliance.(7)
3.2	Amended and Restated By-laws of Alliance.(7)
4.1	Indenture dated as of April 10, 2001 by and between the Registrant and the Bank of New York with respect to $260 million aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2011.(5)
4.2	Credit Agreement dated as of November 2, 1999, as amended.(5)
4.3	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(7)
4.4	Second Amendment dated as of June 10, 2002 to Credit Agreement.(8)
10.1	The 1999 Equity Plan for Employees of Alliance and Subsidiaries including the forms of option agreements used thereunder, as amended.(5)
10.2	The Alliance 1997 Stock Option Plan, including form of option agreement used thereunder, as amended.(5)
10.3	The Three Rivers Holding Corp. 1997 Stock Option Plan, as amended.(5)
10.4	Alliance Directors' Deferred Compensation Plan, as amended.(6)
10.5	2003 Incentive Plan(9)
10.6	Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(1)
10.7	Agreement Not to Compete dated as of July 23, 1999 between Alliance and Richard N. Zehner.(1)

10.8	Amendment to Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(2)
10.9	Amendment to Employment Agreement dated as of December 31, 1997 between Alliance and Richard N. Zehner.(3)
10.10	Second Amendment to Employment Agreement dated as of February 5, 1998 between Alliance and Richard N. Zehner.(3)
10.11	Employment Agreement dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.12	Agreement Not to Compete dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.13	Amended and Restated Employment Agreement dated June 6, 1994 between Alliance and Terry A. Andrues.(5)
10.14	Amended and Restated Employment Agreement dated as of June 6, 1994 between Alliance and Cheryl A. Ford.(5)
10.15	Employment Agreement dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.16	Agreement Not to Compete dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.17	Employment Agreement dated as of January 1, 2003 between Alliance and Paul S. Viviano.(9)
10.18	Agreement Not to Compete dated as of January 1, 2003 between Alliance and Paul S. Viviano.(9)
10.19	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(9)
10.20	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(9)
10.21	Form of Stockholder's Agreement.(5)
10.22	Agreement and Plan of Merger dated as of September 13, 1999 between Alliance and View Acquisition Corporation, as amended.(5)
10.23	Registration Rights Agreement dated as of November 2, 1999.(5)
10.24	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.25	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.26	Form of Indemnification Agreement.(6)
10.27	Amendment to Employment Agreement, Non-Qualified Stock Option Agreement and Non-Compete Agreement, dated as of May 21, 2003, between Alliance and Richard N. Zehner.(10)
10.28	Amendment to Amended and Restated Employment Agreement, dated as of May 9, 2003, between Alliance and Cheryl A. Ford.(10)

21.1	List of subsidiaries.(9)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(10)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(10)

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

  (10)
  Filed herewith.

(b)
Reports on Form 8-K in the second quarter of 2003:

    On May 6, 2003, pursuant to Securities and Exchange Commission Release No. 33-8216, we filed a Form 8-K containing a press release issued on May 5, 2003, which sets forth our results of operations for the quarter ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE, IMAGING, INC.
August 13, 2003	By:	/s/ PAUL S. VIVIANO Paul S. Viviano President and Chief Executive Officer (Principal Executive Officer)
August 13, 2003	By:	/s/ KENNETH S. ORD Kenneth S. Ord Executive Vice President and Chief Financial Officer (Principal Financial Officer)
August 13, 2003	By:	/s/ HOWARD K. AIHARA Howard K. Aihara Vice President and Corporate Controller (Principal Accounting Officer)

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