Form 10-Q
period 2003-09-30
ALLIANCE IMAGING INC /DE/
filed 2003-11-14
CIK 817135

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: September 30, 2003

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2003:

Common Stock, $.01 par value, 47,958,987 shares

ALLIANCE IMAGING, INC.
FORM 10-Q
September 30, 2003
Index

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	December 31, 2002	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$31,413	$19,002
Accounts receivable, net of allowance for doubtful accounts	49,830	52,273
Deferred income taxes	12,787	12,787
Prepaid expenses	2,996	3,825
Other receivables	2,476	2,361

Total current assets	99,502	90,248
Equipment	636,473	661,231
Less accumulated depreciation	(277,866)	(307,078)

Equipment, net	358,607	354,153
Goodwill	163,006	122,992
Other intangible assets, net	34,149	31,342
Deferred financing costs, net	15,132	13,037
Deposits and other assets	12,662	17,708

Total assets	$683,058	$629,480

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$13,003	$10,106
Accrued compensation and related expenses	10,855	12,377
Accrued interest payable	7,409	14,012
Other accrued liabilities	19,837	20,948
Current portion of long-term debt	4,819	5,020

Total current liabilities	55,923	62,463
Long-term debt, net of current portion	344,043	324,532
Senior subordinated notes	260,000	260,000
Minority interests	2,770	3,555
Deferred income taxes	62,631	57,549

Total liabilities	725,367	708,099
Commitments and contingencies (Note 8)
Stockholders' deficit:
Common stock	477	480
Paid-in-capital deficit	(22,940)	(21,110)
Accumulated deficit	(19,846)	(57,989)

Total stockholders' deficit	(42,309)	(78,619)

Total liabilities and stockholders' deficit	$683,058	$629,480

See accompanying notes.

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenues	$105,920	$105,660	$308,477	$313,728
Costs and expenses:
Operating expenses, excluding depreciation	46,993	49,742	135,876	147,913
Selling, general and administrative expenses	11,451	12,151	34,563	36,482
Employment agreement costs	—	471	—	2,125
Severance and related costs	—	139	—	1,855
Non-cash stock-based compensation	418	418	1,482	1,254
Impairment charges	—	73,225	—	73,225
Depreciation expense	17,610	19,955	51,705	56,559
Amortization expense	564	676	1,697	2,029
Interest expense, net of interest income	11,755	10,851	36,114	33,074
Other income, net	(41)	—	(41)	(243)

Total costs and expenses	88,750	167,628	261,396	354,273

Income (loss) before income taxes	17,170	(61,968)	47,081	(40,545)
Income tax expense (benefit)	7,125	(11,292)	19,539	(2,402)

Net income (loss)	$10,045	$(50,676)	$27,542	$(38,143)

Earnings (loss) per common share:
Basic	$0.21	$(1.06)	$0.58	$(0.80)

Diluted	$0.20	$(1.06)	$0.55	$(0.80)

Weighted average number of shares of common stock and common stock equivalents:
Basic	47,627	47,929	47,578	47,835
Diluted	49,724	47,929	49,953	47,835

See accompanying notes.

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2002	2003
Operating activities:
Net income (loss)	$27,542	$(38,143)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	3,876	2,002
Non-cash stock-based compensation	1,482	1,254
Impairment charges	—	73,225
Depreciation and amortization	53,402	58,588
Amortization of deferred financing costs	2,106	2,265
Distributions in excess of equity in undistributed income of investee	103	340
Deferred income taxes	16,174	(5,082)
Gain on sale of equipment	(143)	(264)
Changes in operating assets and liabilities:
Accounts receivable	(2,105)	(3,739)
Prepaid expenses	(811)	(829)
Other receivables	(1,951)	115
Other assets	(1,504)	(223)
Accounts payable	(8,425)	(2,897)
Accrued compensation and related expenses	435	1,522
Accrued interest payable	6,388	6,593
Other accrued liabilities	672	1,026
Minority interests	608	785

Net cash provided by operating activities	97,849	96,538

Investing activities:
Equipment purchases	(50,319)	(69,648)
Increase in deposits on equipment	(12,797)	(4,722)
Acquisitions, net of cash received	(12,735)	(10,981)
Proceeds from sale of assets	9,905	1,165

Net cash used in investing activities	(65,946)	(84,186)

Financing activities:
Principal payments on equipment debt	(6,018)	(5,297)
Proceeds from revolving loan facility	10,000	10,000
Principal payments on revolving loan facility	(10,000)	(10,000)
Principal payments on term loan facility	(35,000)	(19,875)
Payments of debt issuance costs	(449)	(170)
Proceeds from issuance of common stock	93	348
Proceeds from exercise of employee stock options	616	231

Net cash used in financing activities	(40,758)	(24,763)

Net decrease in cash and cash equivalents	(8,855)	(12,411)
Cash and cash equivalents, beginning of period	22,051	31,413

Cash and cash equivalents, end of period	$13,196	$19,002

Supplemental disclosure of cash flow information:
Interest paid	$27,909	$24,374
Income taxes paid, net of refunds	816	2,841
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$—	$974
Capital lease obligations assumed for the purchase of equipment	5,332	7,001
Capital lease obligations transferred for the sale of equipment	—	(1,139)
Exercise of employee stock options by director for a note	583	—

See accompanying notes.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

(dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates

        Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2002.

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

        SFAS 123 requires presentation of pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the third quarter of 2003: risk-free interest rates of 3.43%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 86.3%; and a weighted average expected life of the options of 6.50 years. The Company granted no stock options in the third quarter of 2002. The Company used the following weighted average assumptions for the first nine months of 2002 and 2003, respectively: risk-free interest rates of 4.44% and 3.25%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 71.9% and 78.0%; and a weighted average expected life of the options of 6.50 years in each year. The weighted average fair value of options granted during the third quarter of 2002 and 2003 is zero and $2.66, respectively, and $7.35 and $3.32 in the first nine months of 2002 and 2003, respectively.

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' expected vesting period. Had compensation cost for the Company's stock option plan been determined based on the estimated fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123 utilizing the Black-Scholes option-pricing model, the Company's net income and basic and diluted earnings per share for the quarters and nine months ended September 30, would have approximated the pro forma amounts indicated below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net income (loss):
As reported	$10,045	$(50,676)	$27,542	$(38,143)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	245	245	867	734
Add (deduct): Stock-based compensation expense determined under fair value based method, net of related tax effects	(188)	(293)	(564)	32

Pro forma net income (loss)	$10,102	$(50,724)	$27,845	$(37,377)

Basic earnings (loss) per share:
As reported	$0.21	$(1.06)	$0.58	$(0.80)
Pro forma	0.21	(1.06)	0.59	(0.78)
Diluted earnings (loss) per share:
As reported	0.20	(1.06)	0.55	(0.80)
Pro forma	0.20	(1.06)	0.56	(0.78)

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

3. Impairment Charge

        The Company has recently seen an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers selling systems directly to certain of the Company's clients. This has caused an increase in the number of the Company's clients deciding not to renew its contracts, and as a result, the Company's MRI revenues have declined. These events triggered an acceleration of the review of the recoverability of the carrying value of certain equipment, goodwill, and other intangible assets according to the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets") ("SFAS 144") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Due to the factors noted above, in the third quarter of 2003 the Company recognized a non-cash impairment charge totaling $73,225 associated with goodwill and other intangible assets and certain equipment in accordance with the provisions of SFAS 142 and 144, and an impairment of an investment in a joint venture, the components of which are described in more detail below.

        As described in Note 4, the Company recorded an impairment charge of $41,916 under SFAS 142 related to goodwill and an impairment charge of $802 under SFAS 144 related to certain customer contract intangible assets.

        The Company evaluated the recoverability of the carrying amount of certain long-lived assets, specifically its 1.0 Tesla and 0.2 Tesla MRI systems, as a result of the decline in client demand for these systems. An impairment is assessed when the undiscounted expected future cash flows derived from the asset is less than its carrying amount. The Company used its best judgment based upon the most current facts and circumstances when applying these impairment rules. Based upon the analysis performed on the 1.0 Tesla and 0.2 Tesla MRI systems, an impairment charge of $22,793 was recognized to reduce certain of these assets to their fair market value as of September 30, 2003. The Company revised its estimate of residual values on all of its MRI equipment from 20% to 10%. In addition, the Company also changed its estimate of useful lives of 1.5 Tesla MRI systems from 8 years to 7 years. Both of these changes in estimates will be recognized on a prospective basis.

        In the third quarter of 2003, the Company recognized a $7,714 impairment charge relating to an other than temporary decline in the fair value of the Company's investment in a joint venture. The Company concluded that its investment was other than temporarily impaired because the Company's carrying value of the investment exceeded the calculated fair value of the investment and the prospects for recovery are considered weak. The fair value of the investment was based upon the Company's best estimate of the expected discounted future cash flows of the joint venture.

4. Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2002	$163,006
Additions to goodwill during the period	1,902
Goodwill impairment	(41,916)

Balance at September 30, 2003	$122,992

        Intangible assets consisted of the following:

	December 31, 2002			September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$41,228	$(9,985)	$31,243	$40,426	$(11,719)	$28,707
Other	2,659	(1,134)	1,525	2,683	(1,429)	1,254

Total other intangible assets	$43,887	$(11,119)	$32,768	$43,109	$(13,148)	$29,961

Intangible assets not subject to amortization	$1,381			$1,381

        The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate an impairment of these assets has possibly occurred. Goodwill is allocated to the Company's various reporting units which represent the Company's ten geographical regions. The Company compares the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. The implied fair value for goodwill is determined based on the fair value of assets and liabilities of the respective reporting units based on discounted cash flows, market multiples, or appraised values as appropriate.

        Based on the factors and valuation performed in accordance in SFAS 142 described in Note 3, the Company recognized a goodwill impairment charge of $41,916 in three of its reporting units.

        In the third quarter of 2003, because of the indications of impairment described in Note 3, in accordance with SFAS 144 certain intangible assets acquired in May 1998 were determined to be impaired, and the Company recorded a charge of $802 to two of its reporting units in order to record these assets at fair market value.

        Based upon the SFAS 144 study performed, the Company changed its estimate for the amortization period of customer contracts from a weighted average useful life of 19 years to 15 years. This change in estimate will be recognized on a prospective basis. Other intangible assets subject to amortization were determined to have a weighted average useful life of six years. Amortization expense for intangible assets subject to amortization was $564 and $676 for the quarters ended September 30, 2002 and 2003, respectively, and $1,697 and $2,029 for the nine months ended September 30, 2002 and 2003, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which do not have predetermined useful lives.

        Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2003	$2,889
2004	3,427
2005	3,396
2006	3,346
2007	3,130

5. Other Accrued Liabilities

        Other accrued liabilities consisted of the following:

	December 31, 2002	September 30, 2003
Accrued systems rental and maintenance costs	$5,146	$3,943
Accrued site rental fees	1,671	1,742
Accrued taxes payable	7,491	7,457
Accrued regulatory costs	100	—
Accrued severance and related costs	79	172
Other accrued expenses	5,350	7,634

Total other accrued liabilities	$19,837	$20,948

6. Long-Term Debt

        Long-term debt consisted of the following:

	December 31, 2002	September 30, 2003
Term loan facility	$334,000	$314,125
Senior subordinated notes	260,000	260,000
Equipment debt	14,862	15,427

Long-term debt, including current portion	608,862	589,552
Less current portion	4,819	5,020

Long-term debt	$604,043	$584,532

7. Non-Cash Stock-Based Compensation

        In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company's common stock, of which 78,000 options are outstanding at September 30, 2003. The exercise prices of these options and the fair value of the Company's common stock on the grant date were $5.60 and $9.52 per share, respectively. Compensation expense of $1,097 is being recognized on a straight-line basis over the vesting period of the options. The Company recorded non-cash stock-based compensation of $18 in each of the quarters ended September 30, 2002 and 2003, and $282 and $54 in the first nine months of 2002 and 2003, respectively, with an offset to additional paid-in deficit.

        On June 20, 2001, the Company's compensation committee authorized the Company to amend the option agreements granted under its 1999 Equity Plan on November 2, 1999 to reduce the performance targets for the performance options. One-half of these options granted under the 1999 Equity Plan are "performance options." These options vest on the eighth anniversary of the grant date if the option holder is still an employee, but the vesting accelerates if the Company meets the operating performance targets specified in the option agreements. As a result of the amendment, if the Company achieves the reduced performance targets but does not achieve the original performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, the Company would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option's exercise price. Management estimates that the Company could incur an additional $1,100 to $2,600 in the aggregate of these non-cash stock-based compensation charges over the next 2 1/4 years. These charges, however, may not be evenly distributed over each of those 2 1/4 years or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees. For each of the quarters and nine months ended September 30, 2002 and 2003, the Company recorded $400 and $1,200, respectively, in non-cash stock-based compensation as a result of the amendment.

8. Income Taxes

        For the third quarter and nine months ended September 30, 2003, the Company recorded an income tax benefit of $11,292 and $2,402, or 18.2% and 5.9%, of the Company's pretax loss, respectively. The Company recorded a lower than statutory income tax benefit because a portion of the impairment charges discussed in Note 3 related to non-deductible goodwill.

9. Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Numerator:
Net income (loss)	$10,045	$(50,676)	$27,542	$(38,143)

Denominator:
Denominator for basic earnings per share—weighted-average shares	47,627	47,929	47,578	47,835
Effect of dilutive securities:
Employee stock options	2,097	—	2,375	—

Denominator for diluted earnings per share—adjusted weighted-average shares	49,724	47,929	49,953	47,835

Earnings (loss) per common share:
Basic	$0.21	$(1.06)	$0.58	$(0.80)

Diluted	$0.20	$(1.06)	$0.55	$(0.80)

10. Commitments and Contingencies

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

        The Company guarantees a portion of a loan on behalf of an unconsolidated investee under an agreement executed prior to 2002. The maximum potential future payment under this financial guarantee is $429 at September 30, 2003. The Company has not recorded an obligation for this guarantee.

11. Related-Party Transactions

        The Company paid to Kohlberg Kravis Roberts & Co. ("KKR") management fees of $163 and $488 for each of the quarters and nine months ended September 30, 2002 and 2003, respectively, and will continue to receive financial advisory services from KKR on an ongoing basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading national provider of diagnostic imaging services, with 78% of our revenues for the first nine months of 2003 derived from magnetic resonance imaging, or MRI. We provide imaging services primarily to hospitals and other healthcare providers on a shared and full-time service basis, in addition to operating a growing number of free-standing imaging centers. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day operations. We had 468 diagnostic imaging systems, including 365 MRI systems, and 1,339 clients in 45 states at September 30, 2003.

        Approximately 88% of our revenues for the first nine months of 2003 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients' receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. These contracts, which are usually two to three years in length, are typically non-cancelable by our clients and often contain renewal provisions. Certain of these contracts, however, can be canceled if the client purchases its own in-house system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Our pricing is also influenced by competitive market pressures.

        Approximately 12% of our revenues for the nine months ended September 30, 2003 were generated by providing services directly to patients from our sites located at or near hospital or other healthcare provider facilities, which we refer to as retail revenues. Our revenues from these sites are generated from direct billings to patients or their third-party payors, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

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

        We have recently seen an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers selling systems directly to certain of our clients. This has caused an increase in the number of our clients deciding not to renew their contracts, and as a result, our MRI revenues have declined. These events triggered an acceleration of the review of the recoverability of the carrying value of certain equipment, goodwill, and other intangible assets according to the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets") ("SFAS 144") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Due to the factors noted above, in the third quarter of 2003 we recognized a non-cash impairment charge totaling $73.2 million associated with goodwill and other intangible assets and certain equipment in accordance with the provisions of SFAS 142 and 144, and an impairment of an investment in a joint venture, the components of which are described in more detail below.

        Because of the factors noted above, in the third quarter of 2003, we engaged an independent appraiser to evaluate potential impairment of identified intangible assets in accordance with SFAS 144. Based upon this study, we determined that certain intangible assets acquired in May 1998 were impaired, and recorded a charge of $0.8 million to two of our reporting units in order to properly record these assets at fair market value.

        We also evaluated the recoverability of the carrying amount of certain long-lived assets, specifically our 1.0 Tesla and 0.2 Tesla MRI systems, as a result of the decline in client demand for these systems in accordance with SFAS 144. An impairment is assessed when the undiscounted expected future cash flow derived from the asset is less than its carrying amount. We used our best judgment based upon the most current facts and circumstances when applying these impairment rules. Based upon the analysis performed on the 1.0 Tesla and 0.2 Tesla MRI systems, an impairment loss of $22.8 million was recognized to reduce certain of these impaired assets to their fair market value as of September 30, 2003. We revised our estimate of residual values on all of our MRI equipment from 20% to 10%. In addition, we also changed our estimate of useful lives of 1.5 Tesla MRI systems from 8 years to 7 years. Both of these changes in estimates will be recognized on a prospective basis.

        In addition, we reviewed the recoverability of the carrying value of goodwill based on our judgment that an event had occurred or circumstances had changed to indicate an impairment of these assets had possibly occurred in accordance with SFAS 142. Goodwill is allocated to our various reporting units which represent our ten geographical regions. We compare the fair value of the reporting unit to our carrying amount to determine if there is potential impairment. The implied fair value for goodwill is determined based on the fair value of assets and liabilities of the respective reporting units based on discounted cash flows, market multiples, or appraised values as appropriate. In the third quarter of 2003, based upon a study prepared by an independent appraiser, we recognized a goodwill impairment charge of $41.9 million in three of our reporting units.

        We further recognized a $7.7 million impairment charge relating to an other than temporary decline in the fair value of our investment in a joint venture. We concluded that our investment was other than temporarily impaired because our carrying value of the investment exceeded the calculated fair value of the investment and the prospects for recovery are considered weak. The fair value of the investment was based upon our best estimate of the expected discounted future cash flows of the joint venture.

        For the nine months ended September 30, 2003, we recorded $1.3 million in non-cash stock-based compensation primarily as a result of amending certain stock option agreements in June 2001 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value. One-half of the options granted under our 1999 Equity Plan are "performance options." These options vest on the eighth anniversary of the grant date if the option holder is still our employee, but the vesting accelerates if we meet the operating performance targets specified in the option agreements. On June 20, 2001, our compensation committee authorized us to enter into amended option agreements to reduce the performance targets for the performance options. As a result, if we achieve the reduced performance targets but do not achieve the original performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, we would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option's exercise price. We estimate that we will incur an additional $1 million to $3 million in the aggregate of non-cash stock-based compensation charges over the next 2 1/4 years as a result of amending option agreements to reduce performance targets. These charges, however, may not be evenly distributed over each of those 2 1/4 years or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees.

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

Results of Operations

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

        Revenue decreased $0.2 million, or 0.2%, to $105.7 million in the third quarter of 2003 compared to $105.9 million in the third quarter of 2002 primarily due to lower scan-based MRI revenue and lower non-scan based revenue and other revenue, offset by higher positron emission tomography, or PET, revenue. Scan-based MRI revenue in the third quarter of 2003 decreased $5.7 million, or 7.0%, compared to the third quarter of 2002 primarily as a result of a 4.7% decrease in our MRI scan volume. We attribute this decrease to a decline in average daily scan volume per MRI and a decrease in the average price per MRI scan, partially offset by an increase in the average number of additional scan-based systems in operation. The average daily scan volume per MRI system decreased to 9.5 in the third quarter of 2003 from 9.9 in the third quarter of 2002 primarily as a result of some higher volume clients choosing not to renew their contracts and our providing more days of service to existing clients than their growth in scan volume. The average price per MRI scan decreased 2.4% to $357.6 per scan in the third quarter of 2003 compared to $366.4 per scan in the third quarter of 2002. Non-scan based MRI revenue and other revenue in the third quarter of 2003 decreased $1.7 million, or 9.9%, primarily due to lower short-term MRI rental revenue. PET revenue in the third quarter of 2003 increased $7.1 million, or 88.3%, compared to the third quarter of 2002 primarily due to an increase in the number of PET systems in service.

        We had 365 MRI systems at September 30, 2003 compared to 353 MRI systems at September 30, 2002. We had 38 PET and PET/CT systems at September 30, 2003 compared to 22 PET systems at September 30, 2002. These increases were primarily a result of planned system additions to satisfy client demand.

        Operating expenses, excluding depreciation, increased $2.7 million, or 5.8%, to $49.7 million in the third quarter of 2003 compared to $47.0 million in the third quarter of 2002. Maintenance related costs increased $1.1 million, or 12.5%, primarily due to an increase in the average repair cost per system and an increase in the number of systems in service. Compensation and related employee expenses increased $0.8 million, or 3.4%, primarily as a result of an increase in technologists' wage rates and the number of employees necessary to support new systems in operation. Medical supplies increased $0.8 million, or 27.2%, primarily as a result of an increase in the number of PET systems in operation, which use a radiopharmaceutical as a component of the scan. Management contract expenses increased $0.6 million, or 33.2%, primarily as a result of an increase in expenses related to a new joint venture. Insurance expense increased $0.4 million, or 68.1%, primarily due to an increase in insurance premiums. Outside medical services increased $0.3 million, or 16.1%, primarily as a result of an increase in outside radiologists services associated with PET. Equipment rental expense decreased $1.6 million, or 72.2%, resulting from a lower number of leased MRI systems and transportation units in operation. All other operating expenses, excluding depreciation, increased $0.3 million, or 7.3%, primarily due to the increase in the number of systems in service. Operating expenses, excluding depreciation, as a percentage of revenue, increased to 47.1% in the third quarter of 2003 from 44.4% in the third quarter of 2002 as a result of the factors described above.

        Selling, general and administrative expenses increased $0.7 million, or 6.1%, to $12.2 million in the third quarter of 2003 compared to $11.5 million in the third quarter of 2002. Professional services expenses increased $1.4 million, or 171.4%, in the third quarter of 2003 compared to the third quarter of 2002 primarily due to management consulting fees and legal costs associated with the negotiation with collective bargaining representatives over the terms and conditions of employment of drivers in our Mid-Atlantic and New England Regions. This increase was offset by a decrease in compensation and related employee expenses of $0.9 million, or 13.5%, primarily due to a reduction in bonus costs. All other selling, general and administrative expenses increased $0.2 million, or 6.7%. The provision for doubtful accounts decreased as a percentage of revenue to 0.8% in the third quarter of 2003 compared to 0.9% in the third quarter of 2002. Selling, general and administrative expenses as a percentage of revenue were 11.5% and 10.8% in the third quarter of 2003 and 2002, respectively.

        We recorded employment agreement expenses of $0.5 million in the third quarter of 2003 related to payments under an amendment to an employment agreement with our former chairman of the board. We expect to incur approximately $2 million of costs over the remaining 20 month term of the amended employment agreement.

        We recorded severance and related costs of $0.1 million in the third quarter of 2003 primarily related to severance and settlement payments made as a result of continued reductions-in-force. We expect to incur severance and related costs in future quarters as we continue to review and adjust our resource needs.

        We recorded non-cash stock-based compensation of $0.4 million in the third quarter of both 2003 and 2002, primarily as a result of amending certain stock option agreements in June 2001 to reduce performance targets.

        We recorded non-cash impairment charges of $73.2 million in the third quarter of 2003, related to the write down of certain MRI equipment, goodwill and other intangible assets under the provisions of SFAS 142 and SFAS 144 as these assets carried book values which exceeded their fair value, and an other than temporary decline in the fair value of our investment in a joint venture.

        Depreciation expense increased $2.3 million, or 13.3%, to $20.0 million in the third quarter of 2003 compared to $17.6 million in the third quarter of 2002, principally due to a higher amount of depreciable assets associated with MRI system additions and upgrades, as well as an increase in the number of PET systems, which have a shorter depreciable life than MRIs.

        Amortization expense increased $0.1 million, or 19.9%, to $0.7 million in the third quarter of 2003 compared to $0.6 million in the third quarter of 2002.

        Interest expense, net, decreased $0.9 million, or 7.7%, to $10.9 million in the third quarter of 2003 compared to $11.8 million in the third quarter of 2002, primarily due to lower average debt balances and lower average interest rates.

        In the third quarter of 2003, we recorded an income tax benefit of $11.3 million, which was 18.2% of our pretax loss. We recorded a lower than statutory income tax benefit because a portion of the impairment charges related to non-deductible goodwill. The provision for income taxes in the third quarter of 2002 was $7.1 million, resulting in an effective tax rate of 41.5%. This effective tax rate was higher than statutory rates primarily as a result of state income taxes.

        Our net loss was $(50.7) million, or $(1.06) per share, in the third quarter of 2003 compared to net income of $10.0 million, or $0.20 per share on a diluted basis, in the third quarter of 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

        Revenue increased $5.2 million, or 1.7%, to $313.7 million in the first nine months of 2003 compared to $308.5 million in the first nine months of 2002 primarily due to higher PET revenue,

offset by lower scan-based MRI revenue and lower non-scan based MRI revenue and other revenue. PET revenue in the first nine months of 2003 increased $20.3 million, or 101%, compared to the first nine months of 2002 primarily as a result an increase in the number of PET systems in service. Scan-based MRI revenue in the first nine months of 2003 decreased $14.7 million, or 6.1%, primarily as a result of a 5.0% decrease in our MRI scan volume. We attribute this decrease to a decline in average daily scan volume per MRI and a decrease in the average price per MRI scan, partially offset by an increase in the average number of additional scan-based systems in operation. The average daily scan volume per MRI system decreased to 9.5 in the first nine months of 2003 from 9.9 in the first nine months of 2002 primarily as a result of some higher volume clients choosing not to renew their contracts and our providing more days of service to existing clients than their growth in scan volume. The average price per MRI scan decreased 1.1% to $362.3 per scan in the first nine months of 2003 compared to $366.4 per scan in the corresponding period of 2002 primarily as a result of price reductions granted to certain clients upon renewal of their contracts and competitive pricing pressures. Non-scan based MRI revenue and other revenue in the first nine months of 2003 decreased $0.3 million, or 0.7%, primarily due to lower short-term MRI rental revenue.

        We had 365 MRI systems at September 30, 2003 compared to 353 MRI systems at September 30, 2002. We had 38 PET and PET/CT systems at September 30, 2003 compared to 22 PET systems at September 30, 2002. These increases were primarily a result of planned system additions to satisfy client demand.

        Operating expenses, excluding depreciation, increased $12.0 million, or 8.9%, to $147.9 million in the first nine months of 2003 compared to $135.9 million in the first nine months of 2002. Compensation and related employee expenses increased $4.0 million, or 5.7%, primarily as a result of an increase in technologists' wage rates and the number of employees necessary to support new systems in operation. Medical supplies increased $3.0 million, or 37.8%, primarily as a result of an increase in the number of PET systems in operation, which use a radiopharmaceutical as a component of the scan. Maintenance related costs increased $2.4 million, or 9.0%, primarily due to an increase in the average repair cost per system and an increase in the number of systems in service. Equipment rental expense decreased $2.1 million, or 41.7%, resulting from a lower number of leased MRI systems and transportation units in operation. Outside medical services increased $1.2 million, or 29.7%, primarily as a result of an increase in outside radiologists services associated with PET. Insurance expense increased $1.2 million, or 70.5%, primarily due to an increase in insurance premiums. Management contract expenses increased $0.6 million, or 11.6%, primarily as a result of an increase in expenses related to a new joint venture. Fuel expenses increased $0.5 million, or 18.5%, primarily due to higher diesel fuel prices in the first nine months of 2003. Equipment rental expense decreased $2.1 million, or 41.7%, resulting from a lower number of leased MRI systems and transportation units in operation. All other operating expenses, excluding depreciation, increased $1.2 million, or 10.2%, primarily due to the increase in the number of systems in service. Operating expenses, excluding depreciation, as a percentage of revenue, increased to 47.1% in the first nine months of 2003 from 44.0% in the first nine months of 2002 as a result of the factors described above.

        Selling, general and administrative expenses increased $1.9 million, or 5.6%, to $36.5 million in the first nine months of 2003 compared to $34.6 million in the first nine months of 2002. Professional services expenses increased $2.4 million, or 125% in the first nine months of 2003 compared to the first nine months of 2002 primarily due to management consulting fees and legal costs associated with the negotiation with collective bargaining representatives over the terms and conditions of employment of drivers in our Mid-Atlantic and New England Regions. Compensation and related employee expenses increased $0.7 million, or 3.2%, primarily due to increases in executive management, retail scheduling and billing, and sales and marketing, partially offset by a decrease in bonus costs. These increases were offset by a decrease in the provision for doubtful accounts of $1.9 million, or 48.3%, primarily as a result of an improvement in collections of older accounts receivable. The provision for doubtful accounts decreased as a percentage of revenue to 0.6% in the first nine months of 2003 compared to 1.3% in the corresponding period of 2002. All other selling, general and administrative expenses increased $0.8 million, or 9.8%. Selling, general and administrative expenses as a percentage of revenue were 11.6% and 11.2% in the first nine months of 2003 and 2002, respectively.

        We recorded employment agreement expenses of $2.1 million in the first nine months of 2003 related to payments under an amendment to an employment agreement with our former chairman of the board. We expect to incur approximately $2 million of costs over the remaining 20 months of the amended employment agreement.

        We recorded severance and related costs of $1.9 million in the first nine months of 2003 primarily related to severance and settlement payments made as a result of a reductions-in-force. We expect to incur severance and related costs in future quarters as we continue to review and adjust our resource needs.

        We recorded non-cash stock-based compensation of $1.3 million and $1.5 million in the first nine months of 2003 and 2002, respectively, primarily as a result of amending certain stock option agreements in June 2001 to reduce performance targets.

        We recorded non-cash impairment charges of $73.2 million in the first nine months of 2003, related to the write down of certain MRI equipment, goodwill and other intangible assets under the provisions of SFAS 142 and SFAS 144 as these assets carried book values which exceeded their fair value, and an other than temporary decline in the fair value of our investment in a joint venture.

        Depreciation expense increased $4.9 million, or 9.4%, to $56.6 million in the first nine months of 2003 compared to $51.7 million in the first nine months of 2002, principally due to a higher amount of depreciable assets associated with MRI system additions and upgrades, as well as an increase in the number of PET systems which have a shorter depreciable life than MRIs.

        Amortization expense increased $0.3 million, or 19.6%, to $2.0 million in the first nine months of 2003 compared to $1.7 million in the first nine months of 2002.

        Interest expense, net, decreased $3.0 million, or 8.4%, to $33.1 million in the first nine months of 2003 compared to $36.1 million in the first nine months of 2002, primarily due to lower average debt balances and lower average interest rates.

        In the first nine months of 2003, we recorded an income tax benefit of $2.4 million, which was 5.9% of our pretax loss. We recorded a lower than statutory income tax benefit because a portion of the impairment charges related to non-deductible goodwill. The provision for income taxes in the first nine months of 2002 was $19.5 million, resulting in an effective tax rate of 41.5%. This effective tax rate was higher than statutory rates primarily as a result of state income taxes.

        Our net loss was $(38.1) million, or $(0.80) per share in the first nine months of 2003 compared to net income of $27.5 million, or $0.55 per share on a diluted basis, in the first nine months of 2002.

Liquidity and Capital Resources

        Our primary source of liquidity is cash provided by operating activities. Cash provided from operating activities totaled $96.5 million and $97.8 million in the first nine months of 2003 and 2002, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for our diagnostic imaging services, the price we can charge our clients for providing diagnostic imaging services, and the costs to us of providing these services. In addition, as of September 30, 2003, we had $147.2 million of available borrowings under our revolving line of credit.

        Our primary use of capital resources is to fund capital expenditures. We incur capital expenditures for the purposes of:

  •
  purchasing new systems;

  •
  replacing less advanced systems with new systems;

  •
  providing upgrades of our MRI systems and upgrading our corporate infrastructure for future growth; and

  •
  purchasing systems upon termination of operating leases.

        Capital expenditures totaled $69.6 million and $50.3 million in the first nine months of 2003 and 2002, respectively. During the first nine months of 2003, we purchased 25 MRI systems, 10 PET or PET/CT systems, and five CT systems, including replacement systems. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2003 and to finance substantially all of these purchases with our available cash, cash provided by operating activities and our revolving line of credit. We expect capital expenditures to total approximately $85 million to $90 million in 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        On November 3, 2003, Richard N. Zehner, our Chairman of the Board and founder, resigned his position as Chairman of the Board. Our Board of Directors appointed Paul S. Viviano, a member of the Board, as Chairman of the Board in addition to his duties as President and Chief Executive Officer. Mr. Viviano joined us in January 2003 as our President and Chief Operating Officer and has been serving as our Chief Executive Officer and President since April 7, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Alliance.(7)
3.2	Amended and Restated By-laws of Alliance.(7)
4.1	Indenture dated as of April 10, 2001 by and between the Registrant and the Bank of New York with respect to $260 million aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2011.(5)
4.2	Credit Agreement dated as of November 2, 1999, as amended.(5)
4.3	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(7)
4.4	Second Amendment dated as of June 10, 2002 to Credit Agreement.(8)
10.1	The 1999 Equity Plan for Employees of Alliance and Subsidiaries including the forms of option agreements used thereunder, as amended.(5)
10.2	The Alliance 1997 Stock Option Plan, including form of option agreement used thereunder, as amended.(5)
10.3	The Three Rivers Holding Corp. 1997 Stock Option Plan, as amended.(5)
10.4	Alliance Directors' Deferred Compensation Plan, as amended.(6)
10.5	2003 Incentive Plan(9)

10.6	Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(1)
10.7	Agreement Not to Compete dated as of July 23, 1999 between Alliance and Richard N. Zehner.(1)
10.8	Amendment to Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(2)
10.9	Amendment to Employment Agreement dated as of December 31, 1997 between Alliance and Richard N. Zehner.(3)
10.10	Second Amendment to Employment Agreement dated as of February 5, 1998 between Alliance and Richard N. Zehner.(3)
10.11	Employment Agreement dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.12	Agreement Not to Compete dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.13	Amended and Restated Employment Agreement dated June 6, 1994 between Alliance and Terry A. Andrues.(5)
10.14	Amended and Restated Employment Agreement dated as of June 6, 1994 between Alliance and Cheryl A. Ford.(5)
10.15	Employment Agreement dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.16	Agreement Not to Compete dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.17	Employment Agreement dated as of January 1, 2003 between Alliance and Paul S. Viviano.(9)
10.18	Agreement Not to Compete dated as of January 1, 2003 between Alliance and Paul S. Viviano.(9)
10.19	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(9)
10.20	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(9)
10.21	Form of Stockholder's Agreement.(5)
10.22	Agreement and Plan of Merger dated as of September 13, 1999 between Alliance and View Acquisition Corporation, as amended.(5)
10.23	Registration Rights Agreement dated as of November 2, 1999.(5)
10.24	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.25	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.26	Form of Indemnification Agreement.(6)

10.27	Amendment to Employment Agreement, Non-Qualified Stock Option Agreement and Non-Compete Agreement, dated as of May 21, 2003, between Alliance and Richard N. Zehner.(10)
10.28	Amendment to Amended and Restated Employment Agreement, dated as of May 9, 2003, between Alliance and Cheryl A. Ford.(10)
21.1	List of subsidiaries.(9)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(11)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(11)

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

  (10)
  Incorporated by reference to exhibits filed in response to Item 6, "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

  (11)
  Filed herewith

(b)
Reports on Form 8-K in the third quarter of 2003:

    On August 14, 2003, pursuant to Securities and Exchange Commission Release No. 33-8216, we filed a Form 8-K containing a press release issued on August 12, 2003, which sets forth our results of operations for the quarter and nine months ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE, IMAGING, INC.
November 14, 2003	By:	/s/ PAUL S. VIVIANO Paul S. Viviano President and Chief Executive Officer (Principal Executive Officer)
November 14, 2003	By:	/s/ KENNETH S. ORD Kenneth S. Ord Executive Vice President and Chief Financial Officer (Principal Financial Officer)
November 14, 2003	By:	/s/ HOWARD K. AIHARA Howard K. Aihara Vice President and Corporate Controller (Principal Accounting Officer)

QuickLinks

ALLIANCE IMAGING, INC. FORM 10-Q September 30, 2003 Index
ALLIANCE IMAGING, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands)
ALLIANCE IMAGING, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in thousands, except per share amounts)
ALLIANCE IMAGING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
ALLIANCE IMAGING, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2003 (Unaudited) (dollars in thousands, except per share amounts)
SIGNATURES