Form 10-K
period 2003-12-31
ALLIANCE IMAGING INC /DE/
filed 2004-03-15
CIK 817135

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 1-16609

ALLIANCE IMAGING, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of other jurisdiction of Incorporation or organization)	33-0239910 (IRS Employer Identification Number)
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

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003, based upon the closing price of the Common Stock as reported by the New York Stock Exchange on such date, was $55,704,026.

        The number of shares outstanding of Common Stock, par value $0.01, as of March 10, 2004 was 47,978,987 shares.

Documents Incorporated by Reference

        The Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 25, 2004 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

Item 1. Business.

General

        We are a leading national provider of diagnostic imaging services, with 77% of our 2003 revenues derived from magnetic resonance imaging, or MRI, and 13% derived from positron emission tomography, or PET. Unless the context otherwise requires, the words "we" "us" and "our" as used in this Form 10-K refers to Alliance Imaging, Inc. and our direct and indirect subsidiaries. We provide imaging services primarily to hospitals and other healthcare providers on a shared and full-time service basis, in addition to operating a growing number of free-standing imaging centers. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day operations. We also offer ancillary services including marketing support, education and training and billing assistance. We had 472 diagnostic imaging systems, including 363 MRI systems, and 1,344 clients in 44 states at December 31, 2003.

        We typically deliver our services through exclusive, long-term contracts with hospitals and other healthcare providers which generally require them to pay us monthly, based on the number of scans we perform. These contracts average approximately three years in length and often contain automatic renewal provisions. For the year ended December 31, 2003, we received approximately 88% of our revenues from direct billing of our clients.

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

Significant 2003 Corporate Events

        On April 7, 2003, our Board of Directors announced that Richard N. Zehner, our Chairman, Chief Executive Officer and founder, assumed the sole role of Chairman of the Board. The Board of Directors appointed Paul S. Viviano as Chief Executive Officer in addition to his duties as President and Board member. Mr. Viviano joined us in January 2003 as our President, Chief Operating Officer, and Director. Also on April 7, 2003, Andrew P. Hayek joined us as Executive Vice President and Chief Operating Officer.

        On May 5, 2003, our Board of Directors authorized the Executive Committee of the Board of Directors, as market and business conditions warrant, to repurchase up to 1,000,000 shares of the Company's common stock for cash. Purchases may be made in the open market or in privately negotiated transactions from time to time at the Executive Committee's discretion for a one-year period.

        In the third quarter of 2003, we recorded non-cash impairment charges of $73.2 million related to the write down of certain MRI equipment, goodwill and other intangible assets as these assets carried book values which exceeded their fair value, and an other than temporary decline in the fair value of our investment in a joint venture.

        On November 3, 2003, Richard N. Zehner, our Chairman of the Board and founder, resigned his position as Chairman of the Board. Our Board of Directors appointed Paul S. Viviano, a member of the Board, as Chairman of the Board in addition to his duties as President and Chief Executive Officer. We recorded employment agreement expenses of $2.4 million in 2003 related to payments under an amendment to an employment agreement with Mr. Zehner.

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

PET and Positron Emission Tomography/Computed Tomography (PET/CT)

        PET is a nuclear medicine procedure that produces images of the body's metabolic and biologic functions. PET can provide earlier detection of certain cancers, coronary diseases or neurologic problems than other diagnostic imaging systems. It is also useful for the monitoring of these conditions. PET can detect the presence of disease at an early stage. The ability of PET technology to measure metabolic activity assists in the identification of lesions and the assessment of organ health. A growing body of clinical research supports PET as a diagnostic tool for cancer diagnosis, staging, and treatment monitoring. The recent expansion of Centers for Medicare & Medicaid Services ("CMS") coverage has driven the growth of PET. Since 1998, the diagnosis, staging, and restaging of lung, esophageal, colorectal, breast, head and neck cancers, lymphoma, and melanoma have been approved by CMS for reimbursement. In February 2004, Medicare announced posting of a technology assessment for expanded national PET reimbursement coverage for brain, cervical, ovarian, pancreatic, small lung cell, and testicular cancer. Upon completion of this assessment, CMS will publish a decision memorandum announcing either a coverage or non-coverage decision for PET for each of these cancers under consideration.

        An emerging technology is the combined PET/CT system. A PET/CT system fuses together the results of a PET and CT scan at the scanner level. The PET portion of the scan detects the metabolic signal of cancer cells and the CT portion of the scan provides a detailed image of the internal anatomy that reveals the location, size and shape of abnormal cancerous growths.

Other Diagnostic Imaging Services

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

Imaging Settings

        MRI, PET, and other imaging services are typically provided in one of the following settings:

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

Our Competitive Strengths

  Largest National Provider of Outsourced MRI and PET Services

        We believe we are the largest national provider of outsourced MRI and PET services, based on systems deployed, with 363 MRI systems and 44 PET and PET/CT systems (excluding three systems owned by unconsolidated joint ventures) in operation in 44 states at December 31, 2003. We believe our size allows us to achieve operating, purchasing and administrative efficiencies, including:

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

Exclusive, Long-Term Contracts with a Diverse Client Base

        We generate substantially all of our revenues from exclusive, long-term contracts with hospitals and other healthcare providers. These contracts average approximately three years in length and often have automatic renewal provisions. During 2003, no single client accounted for more than 3% of our revenue.

Reduced Reimbursement Risk

        Generally, hospitals, clinics and independent imaging centers bill patients or third-party payors, such as health insurers, for their imaging services. In contrast, for the year ended December 31, 2003 approximately 88% of our revenues were generated by providing services to hospitals and clinics that are obligated to pay us regardless of their receipt of reimbursement from third-party payors. Accordingly, our exposure to uncollectible patient receivables is minimized, as evidenced by our bad debt expense of only 0.7% of revenues for the year ended December 31, 2003. In addition, we believe that the number of days outstanding for our accounts receivable, which was 43 days as of December 31, 2003, is among the more favorable in the healthcare services industry.

Comprehensive Outsourcing Solution

        We offer our clients a comprehensive outsourcing solution which includes our imaging services and ancillary services, such as marketing support, education and training and billing assistance. In some cases, we provide services under our regulatory and licensing approvals for clients when they do not have these approvals. We believe that a comprehensive outsourcing solution is an important factor when potential clients select an outsourcing provider. We also believe that some clients recognize the benefits of our solution and will continue to contract for our outsourcing services or enter into a joint venture with us even if their scan volume may justify the purchase of their own imaging system.

Advanced MRI and PET Systems

        Our MRI systems are among the newest and most advanced in the industry due to the significant resources we have invested over the last three years to replace and upgrade existing systems and to purchase new systems. Our technologically advanced systems can perform high quality scans more rapidly and can be used for a wider variety of imaging applications than less advanced systems. Approximately 50% of our MRI systems have been purchased in the last five years and approximately 93% of our MRI systems are equipped with high-strength magnets that allow high-speed imaging. Moreover, technological change in this field is gradual and most of our systems can be upgraded with software and hardware enhancements, which should allow us to continue to provide advanced technology without purchasing entire new systems.

        Over the past five years, we also have made a significant investment in PET and PET/CT systems. We acquired our first PET system in 1999 and own 44 PET or PET/CT systems as of December 31, 2003.

Our Services

        As of December 31, 2003, we provided our outsourcing services on the following bases:

  •
  Shared Service.  We offered 63% of our diagnostic imaging systems on a part-time basis. These systems are located in mobile trailers which are transported to our clients' locations. We schedule deployment of these mobile systems so that multiple clients can share use of the same system. The typical shared-service contract averages approximately three years in length.

  •
  Full-Time Service.  We offered 24% of our diagnostic imaging systems on a full-time, long-term basis. These systems are located in either mobile units or buildings located at or near a hospital or clinic. Full-time service systems are provided for the exclusive use of a particular hospital or clinic. We typically offer full-time services under contracts that range from five to ten years in length. Our relationships with our higher-volume shared-service clients have, from time to time, evolved into full-time arrangements.

  •
  Interim and Rental Services.  We offered 13% of our diagnostic imaging systems to clients on a full-time, temporary basis. These systems are located in mobile trailers which are transported to our clients' locations. These clients may be unable to maintain the extra capacity to accommodate periods of peak demand for imaging services or may require temporary assistance until they can develop permanent imaging service centers at or near their facilities. Generally, we do not provide technologists to operate our systems in these arrangements.

Contracts and Payment

        Our typical MRI service contract is exclusive, averages approximately three years in length and often includes an automatic renewal provision. Most of our contracts require a fee for each scan we perform. With other contracts, clients are billed on a fixed-fee basis for a period of time, regardless of the number of scans performed. These fee levels are affected primarily by the number of scans performed, the type of imaging system provided and the length of the contract. To a lesser extent, our revenues are generated from direct billings to patients or their medical payors. We typically reserve the right to reduce a client's number of service days or terminate an unprofitable contract.

Imaging Systems

        As of December 31, 2003, we operated 472 diagnostic imaging systems, comprised of 363 MRI systems, 44 PET and PET/CT systems (excluding three systems owned by unconsolidated joint ventures), 32 computed tomography systems and 33 other systems, substantially all of which we own. We have made significant investments in our systems in an effort to ensure that we maintain the newest, most advanced imaging systems that meet our clients' needs. As of December 31, 2003, approximately 50% of our MRI systems had been purchased in the last five years. Moreover, because we can upgrade most of our current MRI systems, we believe we have reduced the potential for technological obsolescence.

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

Regional Structure

        We have divided the country into ten geographic regions. We have a local presence in each region, none of which accounts for more than 17% of our revenues. We believe we benefit from our regional managers' direct contact with and knowledge of the markets we serve, which allows us to address the specific needs of each local operating environment. Each region markets, manages, and staffs the operation of its imaging systems and is run as a separate profit center responsible for its own revenues, expenses and overhead. To complement this regional arrangement, we have developed standardized contracts, operating policies, and other procedures, which are implemented nationwide in an effort to ensure quality, consistency and efficiency across all regions. For the purposes of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", we have aggregated the results of our ten geographic regions into one reportable segment.

System Management and Maintenance

        We actively manage deployment of our imaging systems to increase their utilization through the coordinated transportation of our mobile systems using 250 power units. We examine client requirements, route patterns, travel times, fuel costs and system availability in our deployment process. Our mobile shared-service MRI systems are currently scheduled for as little as one-half day and up to seven days per week at any particular client, with an average usage of 1.8 days per week per client. Drivers typically move the systems at night and activate them upon arrival at each client location so that the systems are operational when our technologists arrive.

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

Sales and Marketing

        As of December 31, 2003, our national sales force consisted of 32 members who identify and contact potential clients. We also had 77 marketing representatives, as of such date, who are focused on increasing the number of scans performed with our systems by educating physicians about our new imaging applications and service capabilities. The sales force is organized regionally under the oversight of regional vice presidents and senior management. Furthermore, certain of our executive officers and regional vice presidents also spend a portion of their time participating in contract negotiations.

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

Employees

        As of December 31, 2003, we had 2,224 employees, of whom 1,628 were trained diagnostic imaging technologists, patient coordinators, drivers or other technical support staff. The drivers in our Mid-Atlantic and New England Regions, approximately 58 employees, are represented by the Teamsters union as their collective bargaining agent. We are currently in the process of negotiating with the union representing the New England Region regarding the terms and conditions of employment for these drivers. We believe we have good relationships with our employees.

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

        The Anti-Kickback Law is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Law is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, the U.S. Department of Health and Human Services issued regulations in July of 1991, which the Department has referred to as "safe harbors." These safe harbor regulations set forth certain provisions which, if met, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Law. Additional safe harbor provisions providing similar protections have been published intermittently since 1991. Our arrangements with physicians, physician practice groups, hospitals, and other persons or entities who are in a position to refer may not fully meet the stringent criteria specified in the various safe harbors. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Law, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Law will be pursued. In addition, the Office of Inspector General of the Department of Health and Human Services ("OIG") issued a Special Advisory Bulletin on Contractual Joint Ventures in April 2003. The OIG Bulletin stated the Department's concerns regarding the legality of certain joint contractual arrangements between providers and suppliers of health care items or services. The OIG Bulletin identified characteristics of arrangements the OIG may consider suspect, and focused on arrangements in which a health care provider expands into a related service, through a joint contractual arrangement with an existing supplier of the related service, to service the health care provider's existing patient population. The OIG noted that such arrangements may be suspect when the provider contracts out all or nearly all aspects of the new venture, including the management, to the existing supplier, and provides only an existing patient base. In the OIG Bulletin, the OIG asserted that the provider's return on its investment in such circumstances may be viewed as remuneration for the referral of the provider's federal health care program patients to the supplier, and thus may violate the Anti-Kickback Law.

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

        In addition, the Ethics in Patient Referral Act of 1989, commonly referred to as the federal physician self-referral prohibition or Stark Law, prohibits physician referrals of Medicare and Medicaid patients to an entity providing certain designated health services (including MRI and other diagnostic imaging services) if the physician or an immediate family member has any financial arrangement with the entity and no statutory or regulatory exception applies. The Stark Law also prohibits the entity from billing for any such prohibited referral. Initially, the Stark Law applied only to clinical laboratory services and regulations applicable to clinical laboratory services were issued in 1995. Earlier that same year, the Stark Law's self-referral prohibition expanded to additional goods and services, including MRI and other imaging services. In 1998, the Centers for Medicare & Medicaid Services, or CMS (formerly known as the Health Care Financing Administration), published proposed rules for the remaining designated health services, including MRI and other imaging services, and in January of 2001, CMS published a final rule which it characterized as the first phase of what will be a two-phase final rule. Phase one of the final rule became effective on January 4, 2002, except for a provision relating to physician payment arrangements, which is now scheduled to become effective on July 7, 2004. Although CMS has stated that it intends to publish phase two shortly, it is unclear when this will occur.

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

        The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs such as the Medicare and Medicaid Programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

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

Health Insurance Portability and Accountability Act of 1996

        In addition to creating the two new federal health care crimes discussed above, HIPAA also establishes uniform standards governing the conduct of certain electronic health care transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by health care providers, health plans and health care clearinghouses. Two standards have been promulgated under HIPAA with which we currently are required to comply. We must comply with the Standards for Privacy of Individually Identifiable Health Information, which restrict our use and disclosure of certain individually identifiable health information. We have been required to comply with the Privacy Standards since April 14, 2003. We must also comply with the Standards for Electronic Transactions, which establish standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures. We have been required to comply with these standards since October 16, 2003. We believe that we are in compliance with these standards. Two other standards relevant to our use of medical information have been promulgated under HIPAA, although our compliance with these standards is not yet required. The Security Standards will require us to implement certain security measures to safeguard certain electronic health information by April 21, 2005. In addition, CMS recently published a final rule, which will require us to adopt Unique Health Identifiers for use in filing and processing health care claims and other transactions by May 23, 2007. While the government intended this legislation to reduce administrative expenses and burdens for the health care industry, our compliance with this law may entail significant and costly changes for us. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

        In addition to federal regulations issued under HIPAA, some states have enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA. In those cases it may be necessary to modify our operations and procedures to comply with the more stringent state laws, which may entail significant and costly changes for us. We believe that we are in compliance with such state laws and regulations. However, if we fail to comply with applicable state laws and regulations, we could be subject to additional sanctions.

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

Certificate of Need Laws

        In some states, a certificate of need or similar regulatory approval is required prior to the acquisition of high-cost capital items or services, including diagnostic imaging systems or provision of diagnostic imaging services by us or our clients. Certificate of need regulations may limit or preclude us from providing diagnostic imaging services or systems. At present, 17 states in which we operate have certificate of need laws that restrict the supply of MRI machines and other types of advanced medical equipment to certain incumbent providers. Revenue from states with certificate of need regulations represented approximately 42% of our total revenue in 2003.

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

Reimbursement

        We derive most of our revenues directly from healthcare providers, such as hospitals, with whom we contract to provide services to their patients. Some of our revenues come from third-party payors, including government programs such as the Medicare Program, to whom we directly bill. We derive a small percentage of our revenues from direct billings to patients and their third-party payors. Services for which we submit direct billings for Medicare and Medicaid patients typically are reimbursed by contractors on a fee schedule basis and by patients who are responsible for consinsurance. Revenues from all our direct patient billings amounted to approximately 12% of our revenue in 2003.

        Our revenues, whether from providers who bill third party payors directly or from our own direct billings, are impacted by Medicare laws and regulations. As a result of federal cost-containment legislation currently in effect, Medicare generally pays for hospital inpatient services under a prospective payment system based upon a fixed amount for each Medicare patient discharge. Patient discharges are classified into one of many diagnosis related groups, or DRGs, which form the basis of a pre-determined payment amount for inpatient services for most hospitals. The DRG payment amount generally covers all inpatient operating costs, regardless of the services actually provided or the length of the patient's stay. In addition, because Medicare reimburses a hospital for all services rendered to a Medicare patient (both inpatient and outpatient), a free-standing facility cannot be separately reimbursed for an MRI scan or other procedure performed on the hospital patient. Many state Medicaid Programs have adopted comparable payment policies.

        As to hospital outpatient services, on August 1, 2000, CMS implemented a Medicare outpatient prospective payment system, or OPPS, under which services and items furnished in most hospital outpatient departments are reimbursed using a pre-determined amount for each ambulatory payment classification, or APC. Each APC represents procedures or items comparable both clinically and in terms of resources utilized. Hospitals are paid based on procedures performed and items furnished during a patient visit. Certain items and services are paid on a fee schedule, and for certain drugs, biologics and new technologies, hospitals are reimbursed additional amounts. The 2004 update to OPPS reclassified some scanning procedures into new APCs after adding a number of new APCs and deleting others. The changes in APC grouping may result in lower payments to hospitals for some imaging services. At this time we are unable to predict how our hospital contracts might be impacted by the update.

        In December, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, which changes the way Medicare payments are made in many significant ways. For those hospitals with which we contract, changes include revisions to payments for certain drugs, including radiopharmaceutical agents, that were paid as pass-throughs, or additional payment amounts under OPPS, on or before December 31, 2002. This change may result in reduced payments to hospitals for diagnostic scans utilizing radiopharmaceuticals, which may affect our PET contracts with hospitals and our financial performance.

        Services for which we bill Medicare directly are paid under the Medicare Physician Fee Schedule. Under MMA, the physician fee schedule payment rates were increased for 2004. The conversion factor, a dollar amount used to calculate payments for various procedures by an established formula, was increased by 1.5% for 2004. Prior to MMA, the conversion factor was scheduled to decrease by 4.5%.

        In order for our hospital customers to receive payment from Medicare with respect to our services, our services must be furnished in a "provider-based" organization or facility or be a covered service furnished "under arrangements." On April 7, 2000, CMS published new rules establishing criteria for being a "provider-based" organization or facility. If our services to hospital customers are not furnished in a "provider-based" setting, the services would not be covered by Medicare unless they are found to be a service furnished "under arrangements" to a hospital. The extent to which "under arrangements" services may be covered by Medicare when they do not meet the "provider-based" standards is unclear. In the Benefits Improvement and Protection Act of 2000, Congress "grandfathered" until October 1, 2002 all sites that were paid as provider-based sites as of October 1, 2000. On November 30, 2001, CMS issued revisions to the regulations, which implemented a number of technical changes but did not address all circumstances, including where services are provided "under arrangements." On August 1, 2002, CMS further delayed the effective date for "grandfathered" organizations and facilities until July 1, 2003. In addition, CMS revised the "provider based" regulations to include modifications to the joint venture and management contract provisions. During the extended grandfather period, existing services continue to be treated as provider-based. As the Medicare rules are clarified it may be necessary for us to modify contracts with hospital customers or to take other steps that may affect our revenues or the manner in which we furnish services to hospital customers. We cannot predict fully the impact of the provider-based regulations on our hospital customers.

        Payments to us by third-party payors depend substantially upon each payor's coverage and reimbursement policies. Third-party payors may impose limits on coverage or reimbursement for diagnostic imaging services, including denying reimbursement for tests that do not follow recommended diagnostic procedures. Coverage policies also may be expanded to reflect emerging technologies. For example, as of October 1, 2003, positive emission tomography for the restaging of some types of recurrent or residual thyroid cancers is covered by Medicare under certain circumstances. Because unfavorable coverage and reimbursement policies have and may continue to constrict the profit margins of the hospitals and clinics we bill directly, however, we have and may continue to need to lower our fees to retain existing clients and attract new ones. Alternatively, at lower reimbursement rates, a healthcare provider might find it financially unattractive to own an MRI or other diagnostic imaging system, but could benefit from purchasing our services. It is possible that third-party reimbursement policies will affect the need or price for our services in the future, which could significantly affect our financial performance and our ability to conduct our business.

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

        We derive approximately 12% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid or private health insurance companies, and changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues. Moreover, our healthcare provider clients on whom we depend for the majority of our revenues generally rely on reimbursement from third-party payors. In the past, initiatives have been proposed which, if implemented, would have had the effect of substantially decreasing reimbursement rates for diagnostic imaging services. Similar initiatives enacted in the future may have an adverse impact on our financial condition and our operations. Any change in the rates of or conditions for reimbursement could substantially reduce the number of procedures for which we or these healthcare providers can obtain reimbursement or the amounts reimbursed to us or our clients for services provided by us. Because unfavorable reimbursement policies have constricted and may continue to constrict the profit margins of the hospitals and clinics we bill directly, we have lowered and may continue to need to lower our fees to retain existing clients and attract new ones. These reductions could have a significant adverse effect on our revenues and financial results by decreasing demand for our services or creating downward pricing pressure.

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

        The market for diagnostic imaging services and systems is competitive. Our major competitors include InSight Health Services Corp., Medquest, Inc., Radiologix, Inc., Medical Resources, Inc., Shared Medical Services, Kings Medical Company Inc. and Otter Tail Power Company. In addition to direct competition from other mobile providers, we compete with independent imaging centers and healthcare providers that have their own diagnostic imaging systems as well as with equipment manufacturers that sell or lease imaging systems to healthcare providers for full-time installation. Some of our direct competitors which provide diagnostic imaging services may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment. In addition, some clients have in the past elected to provide imaging services to their patients directly rather than renewing their contracts with us. Finally, we face competition from providers of competing technologies such as ultrasound and may face competition from providers of new technologies in the future. If we are unable to successfully compete, our client base would decline and our business and financial condition would be harmed.

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

        Timely, effective service is essential to maintaining our reputation and high utilization rates on our imaging systems. Repairs to one of our systems can take up to two weeks and result in a loss of revenue. Our warranties and maintenance contracts do not fully compensate us for loss of revenue when our systems are not working. The principal components of our operating costs include depreciation, salaries paid to technologists and drivers, annual system maintenance costs, insurance and transportation costs. Because the majority of these expenses are fixed, a reduction in the number of scans performed due to out-of-service equipment will result in lower revenues and margins. Repairs of our equipment are performed for us by the equipment manufacturers. These manufacturers may not be able to perform repairs or supply needed parts in a timely manner. Thus, if we experience greater than anticipated system malfunctions or if we are unable to promptly obtain the service necessary to keep our systems functioning effectively, our revenues could decline and our ability to provide services would be harmed.

We may be unable to renew or maintain our client contracts which would harm our business and financial results.

        Upon expiration of our clients' contracts, we are subject to the risk that clients will cease using our imaging services and purchase or lease their own imaging systems or use our competitors' imaging systems. During the year ended December 31, 2003, we continued to experience a high rate of contract terminations primarily due to stepped up marketing, sales and attractive financing alternatives being offered by original equipment manufacturers to our clients. As a result, we experienced a decline in our MRI revenues. If these contracts are not renewed, it could result in a significant negative impact on our business. It is not always possible to immediately obtain replacement clients, and historically many replacement clients have been smaller facilities which have a lower number of scans than lost clients.

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

        Viewer Holdings L.L.C., which is an affiliate of KKR owns approximately 72% of our common equity after giving effect to outstanding stock options. Accordingly, the KKR affiliate will control us and have the power to elect all of our directors, appoint new management and approve any action requiring the approval of the holders of shares of our common stock, including adopting amendments to our certificate of incorporation and approving mergers, consolidations or sales of all or substantially all of our assets. This concentration of ownership may also delay or prevent a change of control of our company or reduce the price investors might be willing to pay for our common stock. The interests of KKR may conflict with the interests of other holders of our common stock.

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

We may not be able to achieve the expected benefits from future acquisitions which would adversely affect our financial condition and results.

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

        If our operations are found to be in violation of any of the laws and regulations to which we or our clients are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of our operations. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. For a more detailed discussion of the various state and federal regulations to which we are subject see "Business-Regulation."

Healthcare reform legislation could limit the prices we can charge for our services, which would reduce our revenues and harm our operating results.

        In addition to extensive existing government healthcare regulation, there have been and continue to be numerous initiatives at the federal and state levels for reforms affecting the payment for and availability of healthcare services, including proposals that would significantly limit reimbursement under the Medicare and Medicaid Programs. Limitations on reimbursement amounts and other cost containment pressures have in the past resulted in a decrease in the revenue we receive for each scan we perform. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect these proposals would have on our business. Aspects of certain of these healthcare proposals, such as reductions in the Medicare and Medicaid Programs, containment of healthcare costs on an interim basis by means that could include a short-term freeze on prices charged by healthcare providers, and permitting greater state flexibility in the administration of Medicaid, could limit the demand for our services or affect the revenue per procedure that we can collect which would harm our business and results of operations.

The application or repeal of state certificate of need regulations could harm our business and financial results.

        Some states require a certificate of need or similar regulatory approval prior to the acquisition of high-cost capital items including diagnostic imaging systems or provision of diagnostic imaging services by us or our clients. Seventeen of the 44 states in which we operate require a certificate of need and more states may adopt similar licensure frameworks in the future. In many cases, a limited number of these certificates are available in a given state. If we are unable to obtain the applicable certificate or approval or additional certificates or approvals necessary to expand our operations, these regulations may limit or preclude our operations in the relevant jurisdictions.

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

Risks Related to Our Indebtedness

        We are highly leveraged and our liabilities exceed our assets by a substantial amount. As of December 31, 2003, we had $581.2 million of outstanding debt, excluding letters of credit and guarantees.

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

  •
  increase our vulnerability to interest rate fluctuations because a substantial amount of our debt is at variable interest rates; as of December 31, 2003, $307.1 million of our debt was at variable interest rates;

  •
  place us at a competitive disadvantage compared to our competitors that have less debt in relation to cash flow; and

  •
  limit our flexibility in planning for, or reacting to, changes in our business and our industry.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more indebtedness which could increase the risks described above.

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture that govern our 10 3/8% senior subordinated notes due 2011 permit us or our subsidiaries to incur additional indebtedness, subject to certain restrictions. In addition, as of December 31, 2003, our revolving credit facility permitted additional borrowings of up to approximately $147 million subject to the covenants contained in the credit facility. If new debt is added to our and our subsidiaries' current debt levels, the risks discussed above could intensify.

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

        Our Investor Relations Department can be contacted at Alliance Imaging, Inc., 1900 S. State College Blvd., Suite 600, Anaheim, California 92806, Attn: Investor Relations, tel: (714) 688-7100.

Executive Officers of the Registrant

        Set forth below is information regarding our executive officers, including their principal occupations for the past five years and their ages as of March 1, 2004. There are no family relationships between any of our executive officers and any other executive officer or board member. Our executive officers are elected annually by our board of directors and serve at the discretion of our board of directors.

Name	Age	Present Position
Paul S. Viviano	50	Chairman, Chief Executive Officer and President
Andrew P. Hayek	29	Executive Vice President and Chief Operating Officer
Kenneth S. Ord	57	Executive Vice President and Chief Financial Officer
Russell D. Phillips, Jr.	41	Executive Vice President, General Counsel and Secretary
Howard K. Aihara	40	Vice President and Corporate Controller

        Paul S. Viviano has served as our chief executive officer, president, and director since April 2003 and as our president, chief operating officer, and director from January 2003 through March 2003. Furthermore, Mr. Viviano became our Chairman of the Board in November 2003. Prior to joining us, Mr. Viviano was chief executive officer of USC University Hospital and USC Norris Cancer Hospital from 2000 to 2002. He was employed by the St. Joseph Health System from 1987 to 2000 and served as its executive vice president and chief operating officer from 1995 to 2000.

        Andrew P. Hayek has served as our executive vice president and chief operating officer since April 2003. Prior to joining us, Mr. Hayek worked for Capstone Consulting LLC from 2001 through March 2003, a firm in New York City that advises management teams on operations. Prior to Capstone, Mr. Hayek co-founded, developed, and ran a technology company in Jakarta, Indonesia from 1999 to 2001. Mr. Hayek has also worked for the Boston Consulting Group, an operation and strategy consulting firm, and the Pritzker Organization, the merchant banking arm of the Pritzker family of Chicago.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

        Our common stock is traded on the New York Stock Exchange under the symbol "AIQ". The high and low closing prices as reported on the NYSE are set forth below for the respective time periods. As of March 10, 2004, there were 27 stockholders of record of our common stock and approximately 1,500 beneficial holders of our common stock.

	2003		2002
	High	Low	High	Low
First Quarter	$5.32	$2.40	$12.90	$10.60
Second Quarter	$5.28	$2.61	$15.35	$12.34
Third Quarter	$4.55	$3.41	$13.91	$10.00
Fourth Quarter	$4.73	$3.42	$12.58	$4.86

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

        All stock option plans under which our common stock is reserved for issuance have previously been approved by our shareholders. The following table provides summary information as of December 31, 2003 for all of our stock option plans:

	Number of shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares of Common Stock remaining Available for Future Issuance (excluding shares reflected in column 1)
Stock option plans approved by shareholders	4,820,880	$4.86	2,243,950

Stock option plans not approved by shareholders	—	—	—

	4,820,880	$4.86	2,243,950

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

	Year Ended December 31,
	1999	2000	2001	2002	2003
Consolidated Statements of Operations Data:
Revenues	$318,106	$345,287	$375,216	$412,033	$415,283
Costs and expenses:
Operating expenses, excluding depreciation	143,238	151,722	162,190	184,050	198,456
Selling, general and administrative expenses	31,097	38,005	43,472	45,930	46,567
Employment agreement costs	—	—	—	—	2,446
Severances and related costs	—	4,573	—	—	2,246
Non-cash stock-based compensation	—	333	1,456	1,900	1,672
Impairment charges	—	—	—	—	73,225
Recapitalization, merger integration, and regulatory costs	52,581	4,523	—	—	—
Depreciation expense	47,055	54,924	63,761	69,384	77,675
Amortization expense	14,565	14,390	14,454	2,502	2,897
Interest expense, net	51,958	77,051	65,651	47,705	43,589
Loss on early retirement of debt	18,176	—	3,734	—	—
Other income and expense, net	—	—	—	(872)	(200)

Total costs and expenses	358,670	345,521	354,718	350,599	448,573

Income (loss) before income taxes	(40,564)	(234)	20,498	61,434	(33,290)
Income tax expense (benefit)	2,887	1,969	9,968	25,495	(1,680)

Net income (loss)	(43,451)	(2,203)	10,530	35,939	(31,610)
Less: Preferred stock dividends and financing fee accretion	(2,081)	—	—	—	—
Less: Excess of consideration paid over carrying amount of preferred stock repurchased	(2,796)	—	—	—	—

Net income (loss) applicable to common stock	$(48,328)	$(2,203)	$10,530	$35,939	$(31,610)

Earnings (loss) per common share:
Basic	$(0.89)	$(0.06)	$0.25	$0.76	$(0.66)

Diluted	$(0.89)	$(0.06)	$0.24	$0.72	$(0.66)

Weighted average number of shares of common stock and common stock equivalents:
Basic	54,210	38,000	42,004	47,595	47,872
Diluted	54,210	38,000	44,612	49,793	47,872
	Year Ended December 31,
	1999	2000	2001	2002	2003
Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$4,804	$12,971	$22,051	$31,413	$20,931
Total assets	625,510	646,160	658,232	687,404	628,176
Long-term debt, including current maturities	751,849	758,989	655,961	608,862	581,247
Stockholders' deficit	(201,899)	(203,809)	(80,857)	(42,309)	(70,798)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are a leading national provider of outsourced diagnostic imaging services. Our principal sources of revenue are derived from magnetic resonance imaging (MRI) and positron emission tomography (PET) services on a shared-service and full-time basis. We also provide services through a growing number of free-standing imaging centers. In 2003, MRI services and PET services generated 77% and 13% of our revenues, respectively. We provide imaging services primarily to hospitals and other healthcare providers on a shared and full-time service basis, in addition to operating a growing number of free-standing imaging centers. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day operations. We had 472 diagnostic imaging systems, including 363 MRI systems and 1,344 clients in 44 states at December 31, 2003.

        Approximately 88% of our revenues for the year ended December 31, 2003 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients' receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. These contracts, which average approximately three years in length and often contain automatic renewal provisions. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

        Approximately 12% of our revenues for the year ended December 31, 2003 were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenues. Our revenue from these sites is generated from direct billings to patients or their third-party payors, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

        The principal components of our operating costs, excluding depreciation, are compensation paid to technologists and drivers, system maintenance costs, medical supplies, system transportation and technologists' travel costs. Because a majority of these expenses are fixed, increased revenues as a result of higher scan volumes per system significantly improves our margins while lower scan volumes result in lower margins.

        The principal components of selling, general and administrative expenses are sales force compensation, marketing costs, corporate overhead costs, provision for doubtful accounts, minority interest expense, and equity interests in unconsolidated partnerships.

        In 2003, MRI industry-wide scan volumes were adversely affected by relatively flat hospital growth rates of outpatient procedures and inpatient admissions. In addition, the increase in patient co-payments, higher patient deductibles, and the uncertain U.S. employment climate contributed to lower MRI industry-wide scan volumes.

        We have recently seen an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers, or OEM's, selling systems directly to certain of our clients. Typically, OEM's target our higher scan volume clients. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace these higher volume scan clients typically with lower volume clients. As a result, our 2003 MRI revenues have declined compared to 2002 levels and we believe that MRI revenues from our shared service operations will continue to decline in future years.

        This decline in MRI revenue triggered an acceleration of the review of the recoverability of the carrying value of certain equipment, goodwill, and other intangible assets according to the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets") ("SFAS 144") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Due to the factors noted above, in 2003 we recognized a non-cash impairment charge totaling $73.2 million associated with goodwill and other intangible assets and certain equipment in accordance with the provisions of SFAS 142 and 144, and an impairment of an investment in a joint venture, the components of which are described in more detail below.

        Because of the factors noted above, in 2003, we engaged an independent appraiser to assist us in evaluating potential impairment of identified intangible assets in accordance with SFAS 144. Based upon this study, we determined that certain intangible assets acquired in May 1998 were impaired, and recorded a charge of $0.8 million to two of our reporting units in order to properly record these assets at fair market value as a component of the total non-cash impairment charge described above.

        We also evaluated the recoverability of the carrying amount of certain long-lived assets, specifically our 1.0 Tesla and 0.2 Tesla MRI systems, as a result of the decline in client demand for these systems in accordance with SFAS 144. An impairment is assessed when the undiscounted expected future cash flow derived from the asset is less than its carrying amount. We used our best judgment based upon the most current facts and circumstances when applying these impairment rules. Based upon the analysis performed on the 1.0 Tesla and 0.2 Tesla MRI systems, an impairment loss of $22.8 million was recognized to reduce certain of these impaired assets to their fair market value as of September 30, 2003 as a component of the total non-cash impairment charge described above. We revised our estimate of residual values on all of our MRI equipment from 20% to 10%. In addition, we also changed our estimate of useful lives of 1.5 Tesla MRI systems from 8 years to 7 years. These changes in estimates were recognized beginning in the fourth quarter of 2003 and will be recognized on a prospective basis.

        In addition, we reviewed the recoverability of the carrying value of goodwill based on our judgment that an event had occurred or circumstances had changed to indicate an impairment of these assets had possibly occurred in accordance with SFAS 142. Goodwill is allocated to our various reporting units which represent our ten geographical regions. We compare the fair value of the reporting unit to our carrying amount to determine if there is potential impairment. The implied fair value for goodwill is determined based on the fair value of assets and liabilities of the respective reporting units based on discounted cash flows, market multiples, or appraised values as appropriate. In 2003, based upon a study prepared by an independent appraiser, we recognized a goodwill impairment charge of $41.9 million in three of our reporting units as a component of the total non-cash impairment charge described above.

        We further recognized a $7.7 million impairment charge relating to an other than temporary decline in the fair value of our investment in a joint venture as a component of the total non-cash impairment charge described above. We concluded that our investment was other than temporarily impaired because our carrying value of the investment exceeded the calculated fair value of the investment and the prospects for recovery are considered weak. The fair value of the investment was based upon our best estimate of the expected discounted future cash flows of the joint venture.

        For the year ended December 31, 2003, we recorded $1.7 million in non-cash stock-based compensation primarily as a result of amending certain stock option agreements in June 2001 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value. One-half of the options granted to date under our 1999 Equity Plan are "performance options." These options vest on the eighth anniversary of the grant date if the option holder is still our employee, but the vesting accelerates if we meet the operating performance targets specified in the option agreements. On June 20, 2001, our compensation committee authorized us to enter into amended option agreements to reduce the performance targets for the majority of the outstanding performance options. As a result, if we achieve the reduced performance targets but do not achieve the original performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, we would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option's exercise price. We estimate that we will incur an additional $0.3 million to $1.4 million in the aggregate of non-cash stock-based compensation charges over the next two years as a result of amending option agreements to reduce performance targets. These charges, however, may not be evenly distributed over each of those three years or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees.

        At December 31, 2003, we had approximately $155 million of net operating losses available for federal tax purposes and $41 million for state tax purposes to offset future taxable income, subject to certain limitations. These net operating losses will expire at various dates from 2004 through 2020.

Seasonality

        We experience seasonality in the revenues and margins generated for our services. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue is affected primarily by fewer calendar days and inclement weather, typically resulting in fewer patients being scanned during the period. Fourth quarter revenue is affected primarily by holiday and client and patient vacation schedules and inclement weather, also resulting in fewer scans during the period. The variability in margins is higher than the variability in revenues due to the fixed nature of our costs.

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

        In connection with the KKR acquisition, we incurred a significant amount of debt. As of December 31, 2003, we had $581.2 million of outstanding debt, excluding letters of credit and guarantees, consisting of $307.1 million of borrowings under our credit facility, $260.0 million aggregate principal amount of outstanding 10 3/8% senior subordinated notes due 2011, and $14.1 million of equipment debt. Of that debt, we incurred $466.0 million (of which $307.1 million was remaining at December 31, 2003) under our credit facility in connection with the KKR acquisition, and we used the proceeds from the offering of the 10 3/8% senior subordinated notes to repay a $260.0 million subordinated bridge loan from KKR we incurred in connection with the KKR acquisition. Our indebtedness could require us to dedicate a substantial portion of our cash flow to payments on our debt and thereby reduce the availability of our cash flow to fund working capital, make capital expenditures and invest in the growth of our business. In addition, the substantial interest payments on our debt could make it more difficult for us to achieve and sustain profitability.

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

        On March 30, 2003, we entered into a joint venture agreement with GE Capital Corporation to form Affordable Imaging Rentals, LLC ("AIR"), subsequently renamed to Mobile Interim Solutions ("MIS"). MIS owns and operates a diagnostic imaging rental fleet of approximately 50 systems, primarily used by hospital and other healthcare clients for short-term, unstaffed MRI and CT rental needs. We have a 50% equity interest in MIS for which we paid $8.7 million in cash. This equity interest is an investment in a non-consolidated affiliate, because we do not possess control, and is being accounted for under the equity method. We also entered into a long-term management agreement with MIS to provide logistics and related services for the rental fleet.

Results of Operations

        The following table shows our consolidated statements of operations as a percentage of revenues:

	Year Ended December 31,
	2001	2002	2003
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Operating expenses, excluding depreciation	43.2	44.7	47.8
Selling, general and administrative expenses	11.6	11.1	11.2
Employment agreement costs	—	—	0.6
Severance and related costs	—	—	0.5
Non-cash stock-based compensation	0.4	0.5	0.4
Impairment charges	—	—	17.6
Depreciation expense	17.0	16.8	18.7
Amortization expense	3.8	0.6	0.7
Interest expense, net of interest income	17.5	11.6	10.5
Loss on early retirement of debt	1.0	—	—
Other income and expense, net	—	(0.2)	—

Total costs and expenses	94.5	85.1	108.0

Income (loss) before income taxes	5.5	14.9	(8.0)
Income tax expense (benefit)	2.7	6.2	(0.4)

Net income (loss)	2.8%	8.7%	(7.6)%

        As noted previously, we have recently seen a decrease in our scan-based MRI revenues and we believe that scan-based MRI revenues from our shared service operations will continue to decline in future years. The table below provides scan-based MRI statistical information for each of the years ended December 31:

	2001	2002	2003
Scan-based MRI statistics
Average number of scan-based MRI systems	295.5	303.8	306.4
Scans per system per day	9.6	9.8	9.5
Total number of MRI scans	834,300	873,300	828,200
Price per scan	$372.7	$367.5	$361.2

        Following are the components of revenue for each of the years ended December 31 (in millions):

	2001	2002	2003
Scan-based MRI	$310.9	$320.9	$299.2
PET	10.5	29.9	55.9
Non-scan based MRI and other	53.8	61.2	60.2

Total	$375.2	$412.0	$415.3

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Revenue increased $3.3 million, or 0.8%, to $415.3 million in 2003 compared to $412.0 million in 2002 primarily due to higher PET revenue, partially offset by lower scan-based MRI revenue and lower non-scan based MRI revenue and other revenue. PET revenue in 2003 increased $26.0 million, or 86.8%, compared to 2002 primarily as a result of an increase in the number of PET systems in service.

Scan-based MRI revenue in 2003 decreased $21.8 million, or 6.8%, primarily as a result of a 5.2% decrease in our MRI scan volume and a 1.7% decrease in the average price per MRI scan. The average daily scan volume per MRI system decreased to 9.5 in 2003 from 9.8 in 2002 primarily as a result of some higher volume clients choosing not to renew their contracts and our providing more days of service to existing clients than their growth in scan volume. The average price per MRI scan decreased 1.7% to $361.2 per scan in 2003 compared to $367.5 per scan in the corresponding period of 2002 primarily as a result of price reductions granted to certain clients upon renewal of their contracts and competitive pricing pressures. Non-scan based MRI revenue and other revenue in 2003 decreased $0.9 million, or 1.5%, primarily due to lower short-term MRI rental revenue.

        We had 363 MRI systems at December 31, 2003 compared to 353 MRI systems at December 31, 2002. We had 44 PET and PET/CT systems at December 31, 2003 compared to 28 PET systems at December 31, 2002. These increases were primarily a result of planned system additions to satisfy client demand.

        Operating expenses, excluding depreciation, increased $14.4 million, or 7.8%, to $198.5 million in 2003 compared to $184.1 million in 2002. Compensation and related employee expenses increased $5.6 million, or 5.9%, primarily as a result of an increase in technologists' wage rates, the number of employees necessary to support new PET systems in operation, and an increase in workers' compensation expense. Medical supplies increased $3.8 million, or 34.6%, primarily as a result of an increase in the number of PET systems in operation, which use a radiopharmaceutical as a component of the scan. Equipment rental expense decreased $3.5 million, or 52.7%, resulting from a lower number of MRI rental systems and power units in operation. Systems maintenance costs increased $2.3 million, or 6.2%, primarily due to an increase in the average repair cost per system and an increase in the number of total systems in service. Insurance expense increased $1.7 million, or 85.2%, primarily due to an increase in insurance premiums and self-insurance costs. Outside medical services increased $1.6 million, or 27.0%, primarily as a result of an increase in outside radiologists services associated with PET. Management contract expenses increased $0.8 million, or 12.0%, primarily as a result of an increase in expenses related to a new joint venture. Fuel expenses increased $0.5 million, or 15.0%, primarily due to higher diesel fuel prices in 2003. All other operating expenses, excluding depreciation, increased $1.6 million, or 9.4%, primarily due to the increase in the number of systems in service. Operating expenses, excluding depreciation, as a percentage of revenue, increased to 47.8% in 2003 from 44.7% in 2002 as a result of the factors described above.

        Selling, general and administrative expenses increased $0.6 million, or 1.4%, to $46.6 million in 2003 compared to $45.9 million in 2002. Professional services expenses increased $2.6 million, or 103% in 2003 compared to 2002 primarily due to management consulting fees and legal costs associated with the negotiation with collective bargaining representatives over the terms and conditions of employment of drivers in our Mid-Atlantic and New England regions. Compensation and related employee expenses increased $0.4 million, or 1.3%, primarily due to increases in executive management, retail scheduling and billing, and sales and marketing salaries, partially offset by a decrease in management incentive compensation. These increases were partially offset by a decrease in the provision for doubtful accounts of $1.9 million, or 40.4%, primarily as a result of an improvement in collections of older accounts receivable. The provision for doubtful accounts decreased as a percentage of revenue to 0.7% in 2003 compared to 1.2% in the corresponding period of 2002. All other selling, general and administrative expenses decreased $0.5 million, or 4.2%. Selling, general and administrative expenses as a percentage of revenue were 11.2% and 11.1% in 2003 and 2002, respectively.

        We recorded employment agreement expenses of $2.4 million in 2003 related to payments under an amendment to an employment agreement with our former chairman of the board. We expect to incur approximately $1.5 million of costs over the remaining 17 months of the amended employment agreement.

        We recorded severance and related costs of $2.2 million in 2003 primarily related to severance and settlement payments made as a result of a reductions-in-force. We expect to incur severance and related costs in future quarters as we continue to review and adjust our resource needs.

        We recorded non-cash stock-based compensation of $1.7 million and $1.9 million in 2003 and 2002, respectively, primarily as a result of amending certain stock option agreements in June 2001 to reduce performance targets.

        We recorded non-cash impairment charges of $73.2 million in 2003, related to the write down of certain MRI equipment, goodwill and other intangible assets under the provisions of SFAS 142 and SFAS 144 as these assets carried book values which exceeded their fair value, and an other than temporary decline in the fair value of our investment in a joint venture.

        Depreciation expense increased $8.3 million, or 11.9%, to $77.7 million in 2003 compared to $69.4 million in 2002, principally due to a higher amount of depreciable assets associated with MRI system additions and upgrades, as well as an increase in the number of PET systems which have a shorter depreciable life than MRIs.

        Amortization expense increased $0.4 million, or 15.8%, to $2.9 million in 2003 compared to $2.5 million in 2002.

        Interest expense, net, decreased $4.1 million, or 8.6%, to $43.6 million in 2003 compared to $47.7 million in 2002, primarily due to lower average debt balances and lower average interest rates.

        In 2003, we recorded an income tax benefit of $1.7 million, which was 5.0% of our pretax loss. We recorded a lower than statutory income tax benefit primarily because a portion of the impairment charges related to non-deductible goodwill. The provision for income taxes in 2002 was $25.5 million, resulting in an effective tax rate of 41.5%. This effective tax rate was higher than statutory rates primarily as a result of state income taxes.

        Our net loss was $(31.6) million, or $(0.66) per share in 2003 compared to net income of $35.9 million, or $0.72 per share on a diluted basis, in 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Revenue increased $36.8 million, or 9.8%, to $412.0 million in 2002 compared to $375.2 million in 2001 primarily due to higher PET revenue, higher MRI revenue under fixed-fee contracts and other revenue, and higher scan-based MRI revenue. PET revenue in 2002 increased $19.4 million, or 185%, compared to 2001 primarily as a result of additional PET systems in operation and an increase in PET scan volume. Non-scan based and other revenue increased $7.4 million or 13.8%, primarily due to an increase in management contract revenue. Scan-based MRI revenue in 2002 increased $10.0 million, or 3.2%, compared to 2001 primarily as a result of a 4.6% increase in our MRI scan volume. We attribute this increase to an increase in the number of scans for existing clients primarily as a result of additional scan-based systems in operation and an increase in average daily scan volume per MRI system. The average daily scan volume per MRI system increased to 9.8 in 2002 from 9.6 in 2001. The increase in scan-based revenue was partially offset by a 1.4% decrease in average price per MRI scan. The decrease in average price realized per scan is primarily the result of clients achieving discounted price levels on incremental scan volume and our granting price reductions to certain clients.

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

Liquidity and Capital Resources

        Our primary source of liquidity is cash provided by operating activities. We generated $129.0 million and $139.0 million of cash flow from operating activities in 2003 and 2002, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI and PET scans, the price we can charge our clients for providing our services and the costs to us of providing those services. In addition, as of December 31, 2003, we had $147.2 million available borrowings under our revolving line of credit.

        Our primary use of capital resources is to fund capital expenditures. We used cash of $106.4 million and $76.9 million for investing activities in 2003 and 2002, respectively. We incur capital expenditures for the purposes of:

  •
  purchasing new systems;

  •
  replacing less advanced systems with new systems;

  •
  providing upgrades of our MRI systems and upgrading our corporate infrastructure for future growth; and

  •
  purchasing systems upon termination of operating leases.

        Capital expenditures totaled $90.2 million for the year ended December 31, 2003, compared to capital expenditures of $70.1 million for the year ended December 31, 2002. In 2003, we purchased 29 MRI systems, 16 PET or PET/CT systems, and seven CT systems, including replacement systems. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2004 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. We expect capital expenditures to total approximately $80 million in 2004.

        In connection with the 1999 acquisition of Alliance Imaging by an affiliate of KKR, we entered into a $616.0 million credit agreement. We also entered into a $260.0 million senior subordinated credit facility agreement with KKR, which was extinguished in April 2001. The credit agreement contains restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, capital expenditures and prepayments of other indebtedness. Additionally, the credit agreement contains financial covenants which, as of December 31, 2003, require a minimum interest coverage ratio of 2.0 to 1.0 as well as a maximum leverage ratio of 5.0 to 1.0. As of December 31, 2003, we are in compliance with all covenants contained in our credit agreement and forecast that we will be in compliance with these covenants in 2004. Our failure to comply with these covenants could permit the lenders under the credit agreement to declare all amounts borrowed under the agreement, together with accrued interest and fees, to be immediately due and payable. If the indebtedness under the credit facility is accelerated, we may not have sufficient assets to repay amounts due under the credit facility. If we are not able to refinance our debt, we could become subject to bankruptcy proceedings.

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

        On July 30, 2001, we completed our offer to exchange our 10 3/8% Senior Subordinated Notes due 2011, which have been registered under the Securities Act of 1933, as amended (the "Exchange Notes"), for all of our outstanding Private Notes. The terms of the Exchange Notes are substantially identical to the Private Notes, except for the elimination of some transfer restrictions, registration rights and liquidated damages provisions relating to the Private Notes. We did not receive any proceeds from the exchange offer. As of December 31, 2003, we are in compliance with all covenants contained in our Exchange Notes and forecast that we will be in compliance with these covenants in 2004. Our failure to comply with these covenants could permit the trustee under the Indenture relating to the Exchange Notes and the note holders to declare the principal amounts under the Exchange Notes, together with accrued and unpaid interest, to be immediately due and payable. If the indebtedness under the Exchange Notes, or any of our other indebtedness, is accelerated, and we are not able to refinance our debt, we could become subject to bankruptcy proceedings.

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

        In 2003, we used cash flow from operating activities to pay down $16.9 million under Tranche A of the term loan facility and $10.0 million under the new Tranche C of our term loan facility.

        The maturities of our long-term debt, future payments under our operating leases, and binding equipment purchase commitments as of December 31, 2003 are as follows:

Contractual Obligations	2004	2005	2006	2007	2008	Thereafter	Total
	(in millions)
Term Loan—Tranche A	$—	$15.1	$36.0	$—	$—	$—	$51.1
Term Loan—Tranche C	—	—	—	—	256.0	—	256.0
Senior Subordinated Notes	—	—	—	—	—	260.0	260.0
Equipment Loans	4.9	5.2	2.7	1.0	0.3	—	14.1
Operating Leases	4.4	2.9	2.1	1.5	0.4	—	11.3
Equipment Purchase Commitments	32.9	—	—	—	—	—	32.9

Total	$42.2	$23.2	$40.8	$2.5	$256.7	$260.0	$625.4

        We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving loan facility, will be sufficient over the next one to two years to fund anticipated capital expenditures and make required payments of principal and interest on our debt.

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

Revenue Recognition

        All revenues are recognized at the time the service is performed. The majority of our revenues are derived directly from healthcare providers. To a lesser extent, revenues are generated from direct billings to patients or their medical payors which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from direct patient billing amounted to approximately 12%, 11% and 10% of revenues in the years ended December 31, 2003, 2002, and 2001, respectively. We continuously monitor collections from direct patient billings and compare these collections to revenue, net of contractual discounts, recorded at the time of service. While such contractual discounts have historically been within our expectations and the provisions established, an inability to accurately estimate contractual discounts in the future could have a material adverse impact on our operating results.

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

Goodwill and Long-Lived Assets

        We adopted the provisions of SFAS 142 as of January 1, 2002, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. In accordance with SFAS 142, we have selected to perform an annual impairment test for goodwill based on the financial information for the twelve months ended September 30, or more frequently when an event occurs or circumstances change to indicate an impairment of these assets has possibly occurred. Goodwill is allocated to our various reporting units which are our ten geographical regions. SFAS 142 requires us to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than the carrying value. The fair value of the reporting unit is determined based on discounted cash flows, market multiples or appraised values as appropriate. We have discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes, and will comply with periodic impairment test procedures. In 2003, based on the factors described in Note 4 to the financial statements, we performed an interim valuation analysis in accordance with SFAS 142 and recognized a goodwill impairment charge in three of our reporting units. We have further completed our annual review of each of our reporting units and have concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of December 31, 2002 and 2003. SFAS 142 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144.

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

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in fiscal 2004 for all other variable interest entities. We expect that the provisions of FIN 46 will not have a material impact on our consolidated financial position or results of operations upon adoption since we currently have no variable interest entities.

        In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies existing accounting pronouncements and addresses financial accounting and reporting for derivative or other hybrid instruments. This statement requires that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003. We believe the adoption of SFAS 149 will not have a material effect on our consolidated financial position or results of operations since we currently have no derivative instruments.

        In December 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities—Questions and Answers ("FIN 46(R)"), which was issued to clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries. We expect that the provisions of FIN 46(R) will not have a material impact on our consolidated financial position or results of operations since we currently have no variable interest entities.

        In 2003, the FASB issued SFAS 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity", including the deferral of certain effective dates as a result of the provisions of FASB Staff Position 150-3, "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests Under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). We believe the adoption of SFAS 150 will not have a material effect on our consolidated financial position or results of operations since we currently have no instruments that meet this definition.

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. For long-term debt obligations, the table presents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates. All amounts are in United States dollars. We presently do not use interest rate derivative instruments to manage exposure to interest rate changes.

	December 31, 2003 Expected Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(dollars in millions)
Liabilities:
Long-term debt:
Fixed rate	$4.9	$5.2	$2.7	$1.0	$0.3	$260.0	$274.1	$288.3
Average interest rate	8.28%	8.49%	8.09%	7.44%	7.39%	10.38%	10.26%	8.82%
Variable rate	—	$15.1	$36.0	—	$256.0	—	$307.1	$307.1
Average interest rate	N/A	2.68%	2.68%	N/A	3.55%	N/A	3.41%	3.41%

Item 8. Financial Statements and Supplementary Data.

ALLIANCE IMAGING, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Alliance Imaging, Inc.

        We have audited the accompanying consolidated balance sheets of Alliance Imaging, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and stockholders' deficit for each of the three years in the period ended December 31, 2003. Our audits also included the consolidated financial statement schedule for the three years ended December 31, 2003, listed in the Index at Item 15(a)(2). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Imaging, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as a result of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

Deloitte & Touche LLP

Costa Mesa, California
March 1, 2004

ALLIANCE IMAGING, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2002	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$31,413	$20,931
Accounts receivable, net of allowance for doubtful accounts of $9,187 in 2002 and $8,376 in 2003	49,830	45,276
Deferred income taxes	17,133	15,783
Prepaid expenses	2,996	2,718
Other receivables	2,476	2,975

Total current assets	103,848	87,683
Equipment, at cost	636,473	677,089
Less accumulated depreciation	(277,866)	(324,458)

Equipment, net	358,607	352,631
Goodwill	163,006	122,992
Other intangible assets, net of accumulated amortization of $11,119 in 2002 and $14,016 in 2003	34,149	30,953
Deferred financing costs, net of accumulated amortization of $7,178 in 2002 and $10,199 in 2003	15,132	12,313
Deposits and other assets	12,662	21,604

Total assets	$687,404	$628,176

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$13,003	$15,993
Accrued compensation and related expenses	10,855	9,832
Accrued interest payable	7,409	7,076
Income taxes payable	9,848	10,137
Other accrued liabilities	18,841	19,660
Current portion of long-term debt	4,819	4,927

Total current liabilities	64,775	67,625
Long-term debt, net of current portion	344,043	316,320
Senior subordinated notes	260,000	260,000
Minority interests	2,770	3,292
Deferred income taxes	58,125	51,737

Total liabilities	729,713	698,974
Commitments and contingencies (Note 9)
Stockholders' deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized and no shares issued and outstanding
Common stock, $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding—47,682,576 at December 31, 2002 and 47,958,987 at December 31, 2003	477	480
Additional paid-in deficit	(22,940)	(19,822)
Accumulated deficit	(19,846)	(51,456)

Total stockholders' deficit	(42,309)	(70,798)

Total liabilities and stockholders' deficit	$687,404	$628,176

See accompanying notes.

ALLIANCE IMAGING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2001	2002	2003
Revenues	$375,216	$412,033	$415,283
Costs and expenses:
Operating expenses, excluding depreciation	162,190	184,050	198,456
Selling, general and administrative expenses	43,472	45,930	46,567
Employment agreement costs	—	—	2,446
Severance and related costs	—	—	2,246
Non-cash stock-based compensation	1,456	1,900	1,672
Impairment charges	—	—	73,225
Depreciation expense	63,761	69,384	77,675
Amortization expense	14,454	2,502	2,897
Interest expense, net of interest income of $582 in 2001, $350 in 2002 and $201 in 2003	65,651	47,705	43,589
Loss on early retirement of debt	3,734	—	—
Other income and expense, net	—	(872)	(200)

Total costs and expenses	354,718	350,599	448,573

Income (loss) before income taxes	20,498	61,434	(33,290)
Income tax expense (benefit)	9,968	25,495	(1,680)

Net income (loss)	$10,530	$35,939	$(31,610)

Earnings (loss) per common share:
Basic	$0.25	$0.76	$(0.66)

Diluted	$0.24	$0.72	$(0.66)

Weighted average number of shares of common stock and common stock equivalents:
Basic	42,004	47,595	47,872
Diluted	44,612	49,793	47,872

See accompanying notes.

ALLIANCE IMAGING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2001	2002	2003
Operating activities:
Net income (loss)	$10,530	$35,939	$(31,610)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	5,778	4,769	2,843
Non-cash stock-based compensation	1,456	1,900	1,672
Impairment charges	—	—	73,225
Depreciation and amortization	78,215	71,886	80,572
Amortization of deferred financing costs	2,577	2,862	3,021
Loss on early retirement of debt	3,734	—	—
Distributions in excess of equity in undistributed income of investee	(357)	(549)	(104)
Increase (decrease) in deferred income taxes	9,948	15,536	(4,167)
Gain on sale of assets	(534)	(1,066)	(231)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,641)	(683)	2,417
Prepaid expenses	(675)	(444)	278
Other receivables	2,282	(810)	(499)
Other assets	(1,669)	751	(1,596)
Accounts payable	670	264	2,990
Accrued compensation and related expenses	2,479	(412)	(1,023)
Accrued interest payable	(7,011)	8	(325)
(Decrease) increase in income taxes payable	(45)	9,229	289
Other accrued liabilities	(2,931)	(1,302)	733
Minority interests	558	1,082	522

Net cash provided by operating activities	96,364	138,960	129,007

Investing activities:
Equipment purchases	(75,428)	(70,136)	(90,245)
Decrease (increase) in deposits on equipment	888	(4,514)	(7,281)
Acquisitions, net of cash received	(718)	(12,549)	(10,981)
Proceeds from sale of assets	1,172	10,257	2,136

Net cash used in investing activities	(74,086)	(76,942)	(106,371)

Financing activities:
Principal payments on equipment debt	(9,932)	(7,770)	(6,602)
Proceeds from equipment debt	337	—	—
Principal payments on term loan facility	(87,000)	(45,000)	(26,875)
Principal payments on revolving loan facility	(54,000)	(10,000)	(20,000)
Proceeds from revolving loan facility	36,000	10,000	20,000
Proceeds from senior subordinated notes	260,000	—	—
Principal payments on senior subordinated credit facility	(260,000)	—	—
Payments of debt issuance costs	(9,700)	(501)	(220)
Proceeds from exercise of employee stock options	99	615	231
Repurchase and retirement of common stock	(146)	—	—
Net proceeds from issuance of common stock	110,844	—	348
Proceeds from note receivable from officer	300	—	—

Net cash used in financing activities	(13,198)	(52,656)	(33,118)

Net increase (decrease) in cash and cash equivalents	9,080	9,362	(10,482)
Cash and cash equivalents, beginning of year	12,971	22,051	31,413

Cash and cash equivalents, end of year	$22,051	$31,413	$20,931

Supplemental disclosure of cash flow information:
Interest paid	$70,667	$45,185	$41,102
Income taxes paid, net of refunds	65	764	3,200
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$871	$912	$2,090
Capital lease obligations for the acquisition of equipment	8,590	5,332	7,001
Capital lease obligation transferred for the sale of equipment	—	—	(1,139)

See accompanying notes.

ALLIANCE IMAGING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(dollars in thousands)

	Common Stock		Additional Paid-In Capital (Deficit)	Note Receivable From Officer
					Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2000	38,068,360	$381	$(137,575)	$(300)	$(66,315)	$(203,809)
Exercise of common stock options	39,750	—	99	—	—	99
Issuance of common stock	9,375,000	94	110,750	—	—	110,844
Repurchase and retirement of common stock	(26,180)	—	(146)	—	—	(146)
Non-cash stock-based compensation	—	—	1,325	—	—	1,325
Proceeds from note receivable from former officer	—	—	—	300	—	300
Net income	—	—	—	—	10,530	10,530

Balance at December 31, 2001	47,456,930	475	(25,547)	—	(55,785)	(80,857)
Exercise of common stock options	218,450	2	613	—	—	615
Issuance of common stock under Directors' Deferred Compensation Plan	7,196	—	94	—	—	94
Non-cash stock-based compensation	—	—	1,900	—	—	1,900
Net income	—	—	—	—	35,939	35,939

Balance at December 31, 2002	47,682,576	477	(22,940)	—	(19,846)	(42,309)
Exercise of common stock options	210,000	2	229	—	—	231
Issuance of common stock to officer	66,411	1	347	—	—	348
Non-cash stock-based compensation	—	—	1,672	—	—	1,672
Stock option income tax benefit	—	—	870	—	—	870
Net loss	—	—	—	—	(31,610)	(31,610)

Balance at December 31, 2003	47,958,987	$480	$(19,822)	$—	$(51,456)	$(70,798)

See accompanying notes.

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

(dollars in thousands, excepts per share amounts)

1.     Description of the Company and Basis of Financial Statement Presentation

        Description of the Company    Alliance Imaging, Inc. and its subsidiaries (the "Company") provide diagnostic imaging and related technical support services, as well as management services, to hospitals and other healthcare providers. Diagnostic imaging services are provided on a mobile, shared-user basis, and on a full-time basis to single customers. The Company operates entirely within the United States and is one of the largest outsourced providers of magnetic resonance imaging ("MRI") and positron emission tomography ("PET") services in the country.

        Principles of Consolidation and Basis of Financial Statement Presentation    The accompanying consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control, and for which control is other than temporary. Intercompany transactions have been eliminated. Investments in non-consolidated affiliates are accounted for under the equity method. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

        Employment Agreement Costs    Employment agreement costs for the year ended December 31, 2003 represent $2,446 associated with payments under an amendment to an employment agreement with our former chief executive officer and chairman of the board. We expect to incur approximately $1,500 of costs over the remaining 17 month term of the amended employment agreement.

2.     Summary of Significant Accounting Policies

        Cash and Cash Equivalents    The Company considers short-term investments with original maturities of three months or less to be cash equivalents.

        Accounts Receivable    The Company provides shared and single-user diagnostic imaging equipment and technical support services to the healthcare industry and directly to patients on an outpatient basis. Substantially all of the Company's accounts receivables are due from hospitals, other healthcare providers and health insurance providers located throughout the United States. Services are generally provided pursuant to long-term contracts with hospitals and other healthcare providers or directly to patients and generally collateral is not required. Receivables generally are collected within industry norms for third-party payors. Estimated credit losses are provided for in the consolidated financial statements and losses experienced have been within management's expectations.

        Concentration of Credit Risk    Financial instruments which potentially subject the Company to a concentration of credit risk principally consists of cash, cash equivalents and trade receivables. The Company invests available cash in money market securities of high-credit-quality financial institutions. The Company had cash and cash equivalents in the amount of $30,676 and $20,125 as of December 31, 2002 and 2003, respectively, in excess of federally insured limits. At December 31, 2002 and 2003, the Company's accounts receivable were primarily from clients in the healthcare industry. To reduce credit risk, the Company performs periodic credit evaluations of its clients, but does not generally require advance payments or collateral. Credit losses to clients in the healthcare industry have not been material.

        Equipment    Equipment is stated at cost and is generally depreciated using the straight-line method over an initial estimated life of three to seven years to an estimated residual value, generally between five and ten percent of original cost. If the Company continues to operate the equipment beyond its initial estimated life, the residual value is then depreciated to a nominal salvage value over three years.

        Routine maintenance and repairs are charged to expense as incurred. Major repairs and purchased software and hardware upgrades, which extend the life of or add value to the equipment, are capitalized and depreciated over the remaining useful life.

        With the exception of a small amount of office furniture, office equipment, computer equipment, software and leasehold improvements, substantially all of the property owned by the Company relates to diagnostic imaging equipment, power units and mobile trailers used in the business.

        Goodwill and Intangible Assets    The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. In accordance with SFAS 142, the Company has selected to perform an annual impairment test for goodwill based on the financial information for the twelve months ended September 30, or more frequently when an event occurs or circumstances change to indicate an impairment of these assets has possibly occurred. Goodwill is allocated to the Company's various reporting units, which are its ten geographical regions. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than the carrying value. The fair value of the reporting unit is determined based on discounted cash flows, market multiples or appraised values as appropriate. The Company has discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes and will comply with periodic impairment test procedures. In 2003, based on the factors described in Note 4, management performed an interim valuation analysis in accordance with SFAS 142 and recognized a goodwill impairment charge in three of its reporting units. Management has further completed its annual review of each of the Company's reporting units and has concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of December 31, 2002 and 2003. SFAS 142 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144.

        The following presents net income and net income per share as if the non-amortization provisions of SFAS 142 had been adopted as of January 1, 2001:

December 31, 2001
Reported net income	$10,530
Goodwill amortization, net of income taxes	6,737

Adjusted net income	$17,267

Adjusted earnings per share—basic	$0.41

Adjusted earnings per share—diluted	$0.39

        Impairment of Long-Lived Assets    The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS 144"). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During 2003, as discussed in Note 4, the Company evaluated the recoverability of the carrying amount of certain long-lived assets and recognized an impairment charge to reduce these assets to their fair market value.

        Revenue Recognition    The majority of the Company's revenues are derived directly from healthcare providers. To a lesser extent, revenues are generated from direct billings to patients or their medical payors which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from direct patient billing amounted to approximately 10%, 11% and 12% of revenues in the years ended December 31, 2001, 2002 and 2003, respectively. No single customer accounted for more than 3% of consolidated revenues in each of the three years in the period ended December 31, 2003. All revenues are recognized at the time the service is performed.

        Stock-Based Compensation    The Company accounts for stock based compensation awards using the intrinsic value method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. For the years ended December 31, 2001, 2002 and 2003 the Company recorded non-cash stock-based compensation of $525, $300 and $72, respectively, for options issued with exercise prices below the fair value of the common stock. For the years ended December 31, 2001, 2002, and 2003 the Company recorded non-cash stock-based compensation of $800, $1,600 and $1,600, respectively, as a result of amending certain stock option agreements in June 2001 to reduce performance targets. For the year ended December 31, 2001 the Company recorded non-cash stock-based compensation of $131 for the difference between the current fair market value and the original issuance price of Phantom Shares related to the Directors' Deferred Compensation Plan. All other employee stock-based awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in the Company's operating results for those awards.

        SFAS 123 requires presentation of pro forma information regarding net income and earnings per share determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2002 and 2003, respectively: risk-free interest rates of 4.85%, 4.44% and 3.25%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 50.3%, 71.9% and 78.0%; and a weighted average expected life of the options of 6.50, 6.50 and 6.22 years. The weighted average fair value of options granted during 2001, 2002 and 2003 is $7.19, $7.35 and $3.32, respectively.

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

	2001	2002	2003
Net income (loss):
As reported	$10,530	$35,939	$(31,610)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	852	1,112	978
Deduct: Stock-based compensation expense determined under fair value based method, net of related tax effects	(703)	(753)	(248)

Pro forma net income (loss)	$10,679	$36,298	$(30,880)

Basic earnings (loss) per share:
As reported	$0.25	$0.76	$(0.66)

Pro forma	0.25	0.76	(0.65)

Diluted earnings (loss) per share:
As reported	$0.24	$0.72	$(0.66)

Pro forma	0.24	0.73	(0.65)

        Income Taxes    The provision for income taxes is determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future income tax benefits are recognized only to the extent that the realization of such benefits is considered to be more likely than not. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, when it is more likely than not that such deferred tax assets will not be recoverable, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.

        Fair Values of Financial Instruments    The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value based on the short-term maturity of these instruments. The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate fair value based on the short-term nature of these accounts. The carrying amount reported in the balance sheet for long-term debt under our Credit Agreement approximates fair value, as these borrowings have variable rates that reflect currently available terms and conditions for similar debt. The fair value of the Company's senior subordinated notes and its equipment loans was $288,344 compared to the carrying amount reported on the balance sheet of $274,122 as of December 31, 2003. The fair value of the Company's senior subordinated notes was based upon the bond trading price at December 31, 2003. The fair value of the equipment loans was estimated using discounted cash flow analyses, based on the Company's current incremental rates for similar types of equipment loans.

        Use of Estimates    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Reclassifications    Certain prior year amounts have been reclassified to conform to the 2003 presentation.

        Comprehensive Income    For the years ended December 31, 2001, 2002 and 2003, the Company did not have any components of other comprehensive income as defined in Statement of Financial Accounting Standards No. 130. Therefore, statements of comprehensive income have not been presented.

        Segment Reporting    The chief operating decision maker reviews the operating results of the Company's ten geographic regions for the purpose of making operating decisions and assessing performance. Based on the aggregation criteria in Statement of Financial Accounting Standards No. 131, the Company has aggregated the results of its ten geographic regions into one reportable segment.

        Recent Accounting Pronouncements In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in fiscal 2004 for all other variable interest entities. The Company expects that the provisions of FIN 46 will not have a material effect on its consolidated financial position or results of operations upon adoption since the Company currently has no variable interest entities.

        In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies existing accounting pronouncements and addresses financial accounting and reporting for derivative or other hybrid instruments. This statement requires that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003. The Company believes the adoption of SFAS 149 will not have a material effect on the Company's consolidated financial position or results of operations since the Company currently has no derivative instruments.

        In December 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities—Questions and Answers ("FIN 46(R)"), which was issued to clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries. The Company expects that the provisions of FIN 46(R) will not have a material impact on its consolidated financial position or results of operations since the Company currently has no variable interest entities.

        In 2003, the the FASB issued SFAS 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity", including the deferral of certain effective dates as a result of the provisions of FASB Staff Position 150-3, "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests Under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). The Company believes the adoption of SFAS 150 will not have a material effect on its consolidated financial position or results of operations since the Company currently has no instruments that meet this definition.

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

        On March 30, 2003, the Company entered into a joint venture agreement with GE Capital Corporation to form Affordable Imaging Rentals, LLC ("AIR"), subsequently renamed to Mobile Interim Solutions ("MIS"). MIS owns and operates a diagnostic imaging rental fleet of approximately 50 systems, primarily used by hospital and other healthcare clients for short-term, unstaffed MRI and CT rental needs. The Company has a 50% equity interest in MIS for which it paid $8.7 million in cash. This equity interest is an investment in a non-consolidated affiliate, because the Company does not possess control, and is being accounted for under the equity method. The Company also entered into a long-term management agreement with MIS to provide logistics and related services for the rental fleet.

4.     Impairment Charges

        The Company has recently seen an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers selling systems directly to certain of the Company's clients. This has caused an increase in the number of the Company's clients deciding not to renew its contracts, and as a result, the Company's MRI revenues have declined. These events triggered an acceleration of the review of the recoverability of the carrying value of certain equipment, goodwill, and other intangible assets according to the provisions of SFAS 144 and SFAS 142. Due to the factors noted above, in 2003 the Company recognized a non-cash impairment charge totaling $73,225 associated with goodwill and other intangible assets and certain equipment in accordance with the provisions of SFAS 142 and 144, and an impairment of an investment in a joint venture, the components of which are described in more detail below.

        In 2003, the Company recorded an impairment charge of $41,916 under SFAS 142 related to goodwill and an impairment charge of $802 under SFAS 144 related to certain customer contract intangible assets.

        The Company evaluated the recoverability of the carrying amount of certain long-lived assets, specifically its 1.0 Tesla and 0.2 Tesla MRI systems, as a result of the decline in client demand for these systems. An impairment is assessed when the undiscounted expected future cash flows derived from the asset are less than its carrying amount. The Company used its best judgment based upon the most current facts and circumstances when applying these impairment rules. Based upon the analysis performed on the 1.0 Tesla and 0.2 Tesla MRI systems, an impairment charge of $22,793 was recognized to reduce certain of these assets to their fair market value as of September 30, 2003. The Company revised its estimate of residual values on all of its MRI equipment from 20% to 10%. In addition, the Company also changed its estimate of useful lives of 1.5 Tesla MRI systems from 8 years to 7 years. Both of these changes in estimates will be recognized on a prospective basis.

        In 2003, the Company recognized a $7,714 impairment charge relating to an other than temporary decline in the fair value of the Company's investment in a joint venture. The Company concluded that its investment was other than temporarily impaired because the Company's carrying value of the investment exceeded the calculated fair value of the investment and the prospects for recovery are considered weak. The fair value of the investment was based upon the Company's best estimate of the expected discounted future cash flows of the joint venture.

5.     Goodwill and Intangible Assets

        Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2002	$163,006
Additions to goodwill during the year	1,902
Goodwill impairment	(41,916)

Balance at December 31, 2003	$122,992

        Intangible assets consisted of the following:

	December 31, 2002			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$41,228	$(9,985)	$31,243	$40,426	$(12,480)	$27,946
Other	2,659	(1,134)	1,525	2,890	(1,536)	1,354

Total intangible assets	$43,887	$(11,119)	$32,768	$43,316	$(14,016)	$29,300

Intangible assets not subject to amortization			$1,381			$1,653

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

        Based on the factors and valuation performed in accordance in SFAS 142 described in Note 4, the Company recognized a goodwill impairment charge of $41,916 in three of its reporting units.

        In 2003, because of the indications of impairment described in Note 4, in accordance with SFAS 144 certain intangible assets acquired in May 1998 were determined to be impaired, and the Company recorded a charge of $802 to two of its reporting units in order to record these assets at fair market value.

        Based upon the SFAS 144 study performed, the Company changed its estimate for the amortization period of customer contracts from a weighted average useful life of 19 years to 15 years. This change in estimate will be recognized on a prospective basis. Other intangible assets subject to amortization were determined to have a weighted average useful life of six years. Amortization expense for intangible assets subject to amortization was $14,454, $2,502 and $2,897 for the years ended December 31, 2001, 2002 and 2003, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which do not have predetermined useful lives.

        Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2004	$3,471
2005	3,440
2006	3,387
2007	3,171
2008	2,982

6.     Other Accrued Liabilities

        Other accrued liabilities consisted of the following:

	December 31,
	2002	2003
Accrued systems rental and maintenance costs	$5,146	$2,472
Accrued site rental fees	1,671	1,795
Accrued property and sales taxes payable	6,495	7,125
Accrued equipment payments	136	1,274
Accrued self-insurance expense	1,205	3,072
Other accrued expenses	4,188	3,922

Total	$18,841	$19,660

        In the fourth quarter of 2003, the Company recorded $1,300 in additional accrued self-insurance expense due to higher than anticipated workers' compensation and professional and general liability claims activity noted during this quarter.

7.     Long-Term Debt and Senior Subordinated Credit Facility

        Long-term debt consisted of the following:

	December 31,
	2002	2003
Term loan facility	$334,000	$307,125
Senior subordinated notes	260,000	260,000
Equipment debt	14,862	14,122

Long-term debt, including current portion	608,862	581,247
Less current portion	4,819	4,927

Long-term debt	$604,043	$576,320

        On November 2, 1999, in connection with the 1999 Recapitalization Merger, the Company entered into a new $616,000 Credit Agreement (the "Credit Agreement") consisting of a $131,000 Tranche A Term Loan Facility, a $150,000 Tranche B Term Loan Facility, a $185,000 Tranche C Term Loan Facility, and a $150,000 Revolving Loan Facility. The Credit Agreement requires loans to be prepaid with 100% of the net proceeds of unreinvested asset sales and 50% of annual consolidated excess cash flow, as defined. In addition, the Credit Agreement contains restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, capital expenditures and prepayments of other indebtedness. On June 11, 2002, the Company completed a $286,000 refinancing of its Tranche B and C term loan facility. Under the terms of the amended term loan facility, the Company received proceeds of $286,000 from a new Tranche C term loan facility, and used the entire amount of the proceeds to retire $145,500 and $140,500 owed under Tranche B and C of its existing term loan facility, respectively. The new Tranche C borrowing rate decreased to LIBOR plus 2.375%. The borrowing rate under the previously applicable Tranche B borrowing rate had been LIBOR plus 2.750% and the previously applicable Tranche C borrowing rate had been LIBOR plus 3.000%. The Company's Credit Agreement dated November 2, 1999, as amended, will govern the new Tranche C term loan facility with the same security provisions and financial covenants. As of December 31, 2003, the Company was in compliance with all covenants under the Credit Agreement. As noted in the maturities schedule, principal payments are required on various dates through 2006 for Tranche A and 2008 for the new Tranche C. Voluntary prepayments are permitted in whole or in part without premium or penalty. Interest under the term loan facility and revolving loan facility is variable based on the Company's leverage ratio and changes in specified published rates and the bank's prime lending rate. The weighted average interest rates on the Tranche A and new Tranche C Term Loan Facilities at December 31, 2003 were 2.68% and 3.55%, respectively. The Company pays a commitment fee equal to 0.30% per annum on the undrawn portion available under the Revolving Loan Facility subject to decreases in certain circumstances. The Company also pays variable per annum fees in respect of outstanding letters of credit. The Credit Agreement is collateralized by the Company's equity interests in its majority owned subsidiaries, partnerships and limited liability companies and its unencumbered assets, which include accounts receivable, inventory, equipment, and intellectual property.

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

        On July 30, 2001, the Company completed its offer to exchange its 10 3/8% Senior Subordinated Notes due 2011, which have been registered under the Securities Act of 1933, as amended (the "Exchange Notes"), for all of its outstanding Private Notes. The terms of the Exchange Notes are substantially identical to the Private Notes, except for the elimination of some transfer restrictions, registration rights and liquidated damages provisions relating to the Private Notes. The Company did not receive any proceeds from the exchange offer. As of December 31, 2003, the Company was in compliance with all covenants contained in our Exchange Notes.

        In August 2001, the Company used the net proceeds of approximately $111,000 from its initial public offering of common stock to pay down $30,000 under the revolving loan facility, $38,000 under Tranche A of the term loan facility, and $43,000 under Tranche C of the term loan facility.

        The maturities of long-term debt as of December 31, 2003 are as follows:

	Term Loans
			Subordinated Notes	Equipment Loans
	Tranche A	Tranche C			Total
Year ending December 31:
2004	$—	$—	$—	$4,927	$4,927
2005	15,125	—	—	5,180	20,305
2006	36,000		—	2,744	38,744
2007			—	954	954
2008		256,000	—	317	256,317
Thereafter	—	—	260,000	—	260,000

	$51,125	$256,000	$260,000	$14,122	$581,247

        Of the Company's total indebtedness at December 31, 2003, $570,847 is an obligation of the Company and $10,400 is an obligation of the Company's consolidated subsidiaries.

8.     Stockholders' Deficit

        Earnings (Loss) Per Common Share    The following table sets forth the computation of basic and diluted earnings (loss) per share (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2001	2002	2003
Numerator:
Net income (loss)	$10,530	$35,939	$(31,610)

Denominator:
Weighted-average shares—basic	42,004	47,595	47,872
Effect of dilutive securities:
Employee stock options	2,608	2,198	—

Weighted-average shares—diluted	44,612	49,793	47,872

Earnings (loss) per common share:
Basic	$0.25	$0.76	$(0.66)

Diluted	$0.24	$0.72	$(0.66)

        Stock Options and Awards    In December 1997, the Company adopted an employee stock option plan ("1997 Equity Plan") pursuant to which options with respect to a total of 4,685,450 shares of the Company's common stock were available for grant. Options were granted at their fair value at the date of grant. All options have 10-year terms. On November 2, 1999, in connection with the 1999 Recapitalization Merger, all options under the 1997 Equity Plan became fully vested.

        In connection with the Company's acquisition of all of the outstanding common stock of Three Rivers Holding Corporation ("Three Rivers"), the parent corporation of SMT Health Services, Inc., in 1999, outstanding employee stock options under the 1997 Three Rivers Stock Option Plan were converted into options to acquire shares of the Company's common stock. The Three Rivers stock option plan allowed for options with respect to a total of 2,825,200 shares of the Company's common stock to be available for grant. Options were granted at their fair value at the date of grant. All options have 10-year terms. On November 2, 1999, in connection with the 1999 Recapitalization Merger, all options under the 1997 Three Rivers Stock Option Plan became fully vested.

        In connection with a series of transactions contemplated by an Agreement and Plan of Merger between Viewer Acquisition Corp. and the Company in November 1999 (the "1999 Recapitalization Merger"), the Company adopted an employee stock option plan pursuant to which options with respect to a total of 6,325,000 shares of the Company's common stock will be available for grant. Options are granted with exercise prices equal to fair value of the Company's common stock at the date of grant, except as noted below. All options have 10-year terms. Fifty percent of the options vest in equal increments over five years and fifty percent vest after eight years (subject to acceleration if certain financial performance targets are achieved). In November 2000, the Company granted 865,000 options to certain employees at exercise prices below the fair value of the Company's common stock, of which 60,000 options were outstanding at December 31, 2003. The exercise price of these options and the fair value of the Company's common stock on the grant date was $5.60 and $9.52 per share, respectively. For the year ended December 31, 2001, 2002 and 2003 the Company recorded non-cash stock-based compensation of $525, $300 and $72, respectively, with an offset to additional paid-in deficit.

        On June 20, 2001, the Company's compensation committee authorized the Company to amend the option agreements under its 1999 Equity Plan to reduce the performance targets for the performance options. One-half of the options granted under the 1999 Equity Plan are "performance options." These options vest on the eighth anniversary of the grant date if the option holder is still an employee, but the vesting accelerates if the Company meets the operating performance targets specified in the option agreements. As a result of the amendment, if the Company achieves the reduced performance targets but does not achieve the original performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, the Company would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option's exercise price. Management estimates that the Company could incur between $300 to $1,400 in the aggregate of these non-cash stock-based compensation charges over the next three years. These charges, however, may not be evenly distributed over each of those three years or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees. For the year ended December 31, 2001, 2002 and 2003, the Company recorded $800, $1,600 and $1,600, respectively, in non-cash stock-based compensation as a result of the amendment.

        The following table summarizes the Company's stock option activity:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	8,073,090	$4.42
Granted	229,000	13.00
Exercised	(39,750)	2.51
Canceled	(1,733,350)	5.59

Outstanding at December 31, 2001	6,528,990	4.42
Granted	465,000	10.76
Exercised	(218,450)	2.81
Canceled	(1,346,240)	7.11

Outstanding at December 31, 2002	5,429,300	4.35
Granted	2,511,000	4.77
Exercised	(210,000)	1.10
Canceled	(2,909,420)	4.10

Outstanding at December 31, 2003	4,820,880	$4.86

        The following table summarizes information about all stock options outstanding at December 31, 2003.

Options Outstanding	Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Exercise Price
		(years)
275,000	$1.10	4.1	275,000	$1.10
75,500	1.65	4.3	75,500	1.65
90,000	2.20	5.2	90,000	2.20
301,480	2.04	3.8	301,480	2.04
46,550	4.59	5.0	46,550	4.59
1,546,450	5.60	5.9	1,036,490	5.60
138,900	13.00	7.6	41,600	13.00
35,000	10.65	8.0	7,000	10.65
30,000	12.34	8.3	6,000	12.34
1,000,000	5.27	9.0	—	5.27
449,000	5.19	9.0	—	5.19
400,000	2.95	9.3	—	2.95
328,000	4.95	9.4	—	4.95
105,000	3.55	9.7	—	3.55

4,820,880	$4.86	7.2	1,879,620	$4.23

        Directors' Deferred Compensation Plan    Effective January 1, 2000, the Company established a Directors' Deferred Compensation Plan (the "Director Plan") for all non-employee directors. Each of the non-employee directors has elected to participate in the Director Plan and have their annual fee of $25 deferred into a stock account and converted quarterly into Phantom Shares. Upon retirement, separation from the Board of Directors, or the occurrence of a change of control, each director has the option of being paid cash or issued common stock for their Phantom Shares. For the year ended December 31, 2001, 2002 and 2003 the Company recorded non-cash stock-based compensation of $131, zero and zero, respectively, with an offset to other accrued liabilities for the difference between the current fair market value and the original issuance price of the Phantom Shares. At December 31, 2003, $591 was included in other accrued liabilities relating to the Director Plan.

9.     Commitments and Contingencies

        The Company has maintenance contracts with its equipment vendors for substantially all of its diagnostic imaging equipment. The contracts are between one and five years from inception and extend through the year 2004, but may be canceled by the Company under certain circumstances. The Company's total contract payments for the years ended December 31, 2001, 2002 and 2003 were $31,191, $31,882 and $33,598, respectively. At December 31, 2003, the Company had binding equipment purchase commitments totaling $32,905.

        The Company leases office and warehouse space and certain equipment under non-cancelable operating leases. The office and warehouse leases generally call for minimum monthly payments plus maintenance and inflationary increases. The future minimum payments under such leases are as follows:

Year ending December 31:
2004	$4,397
2005	2,879
2006	2,090
2007	1,521
2008	366
Thereafter	—

$11,253

        The Company's total rental expense, which includes short-term equipment rentals, for the years ended December 31, 2001, 2002 and 2003 was $12,495, $12,257 and $8,852 respectively.

        The Company has made certain guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. The Company has also issued guarantees in the form of standby letters of credit as security for contingent liabilities under certain workers' compensation insurance policies and performance requirements under pending requests for proposals. The duration of the guarantees and indemnities varies, and in many cases is indefinite. As the maximum amount of potential future payments under such guarantees and indemnities is not determinable, the Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

        The Company guarantees a portion of a loan on behalf of an unconsolidated investee under an agreement executed prior to 2002. The maximum potential future payment under this financial guarantee is $405 at December 31, 2003. The Company has not recorded an obligation for this guarantee.

        The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its results of operations or consolidated financial position.

10.   401(k) Savings Plan

        The Company established a 401(k) Savings Plan (the "Plan") in January 1990. Effective August 1, 1998, the Plan was amended and restated in its entirety. Currently, all employees who are over 21 years of age are eligible to participate after attaining three months of service. Employees may contribute between 1% and 25% of their annual compensation. The Company matches 50 cents for every dollar of employee contributions up to 5% of their annual compensation, subject to the limitations imposed by the Internal Revenue Code. The Company may also make discretionary contributions depending on profitability. No discretionary contributions were made in 2001, 2002 or 2003. The Company incurred and charged to expense $1,357, $1,488 and $1,454 during 2001, 2002 and 2003, respectively, related to the Plan.

11.   Income Taxes

        The provision (benefit) for income taxes shown in the consolidated statements of operations consists of the following:

	Year Ended December 31,
	2001	2002	2003
Current:
Federal	$(456)	$(100)	$(100)
State	476	1,207	1,302

Total current	20	1,107	1,202
Deferred:
Federal	7,815	19,727	(1,635)
State	2,133	4,661	(1,247)

Total deferred	9,948	24,388	(2,882)

Total provision (benefit) for income taxes	$9,968	$25,495	$(1,680)

        Significant components of the Company's net deferred tax assets (liabilities) at December 31 are as follows:

	2002	2003
Basis differences in equipment	$(77,572)	$(86,006)
Basis differences in intangible assets	(7,799)	(5,950)
Net operating losses	53,509	61,795
Accounts receivable	3,765	3,534
State income taxes	4,479	4,015
Accruals not currently deductible for income tax purposes	3,371	2,024
Basis differences associated with acquired investments	(5,469)	(996)
Other	2,837	3,743

Total deferred taxes	(22,879)	(17,841)
Valuation allowance	(18,113)	(18,113)

Net deferred taxes	$(40,992)	$(35,954)

Current deferred tax asset	$17,133	$15,783
Noncurrent deferred tax liability	(58,125)	(51,737)

Net deferred taxes	$(40,992)	$(35,954)

        A reconciliation of the expected total provision (benefit) for income taxes, computed using the federal statutory rate on income (loss) is as follows:

	Year Ended December 31,
	2001	2002	2003
U.S. Federal statutory tax expense (benefit)	$7,174	$21,502	$(11,651)
State income taxes, net of federal benefit	1,630	3,814	454
Amortization or write-off of non-deductible goodwill	1,035	1,583	8,132
Other	129	(1,404)	1,385

Provision (benefit) for income taxes	$9,968	$25,495	$(1,680)

        As of December 31, 2003, the Company had net operating loss carryforwards of approximately $155,500 and $41,000 for federal and state income tax purposes, respectively. The utilization of the majority of these net operating loss carryforwards is subject to limitation under Section 382 of the Internal Revenue Code. These loss carryforwards will expire at various dates from 2004 through 2020. As of December 31, 2003, the Company also had alternative minimum tax credit carryforwards of $818 with no expiration date.

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

        The Company's 1998 and 1999 federal income tax returns are currently under IRS examination. The IRS has not issued a final report on these examinations; however, based on discussions with the IRS the Company does not believe that the results of these examinations will have a material effect on the Company's financial position or results of operations. Additionally, the IRS has proposed adjustments for the treatment of an income item in a return filed by one of the Company's subsidiaries prior to its acquisition by the Company. This examination is currently in Appeals. Based on proceedings to date, the Company believes this matter will be favorably resolved and that the resolution of this matter will not have a material impact on the Company's financial position. The Company has provided for estimated additional income tax assessments in income taxes payable. Prior year amounts have been reclassified from deferred income taxes to conform to the current year presentation.

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

	Quarter Ended
	Mar. 31, 2002	Jun. 30, 2002	Sep. 30, 2002	Dec. 31, 2002
Revenues	$98,734	$103,823	$105,920	$103,556
Income before income taxes	13,440	16,471	17,170	14,353
Net income	7,862	9,635	10,045	8,397
Earnings per common share:
Basic	$0.17	$0.20	$0.21	$0.18
Diluted	$0.16	$0.19	$0.20	$0.17
	Quarter Ended
	Mar. 31, 2003	Jun. 30, 2003	Sep. 30, 2003	Dec. 31, 2003
Revenues	$102,735	$105,333	$105,660	$101,555
Income (loss) before income taxes	11,761	9,662	(61,968)	7,255
Net income (loss)	6,880	5,653	(50,676)	6,533
Earnings (loss) per common share:
Basic	$0.14	$0.12	$(1.06)	$0.14
Diluted	$0.14	$0.12	$(1.06)	$0.14

        In the fourth quarter of 2003, the Company reduced certain accrued systems maintenance and third-party equipment rental costs by $1,300 to reflect its current experience.

13.   Related-Party Transactions

        The Company paid KKR an annual management fee of $650 in 2001, 2002 and 2003, and will continue to receive financial advisory services from KKR on an ongoing basis.

        Revenue from management agreements with unconsolidated equity investees was $6,508, $6,826 and $9,028 during 2001, 2002 and 2003, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

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

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

        There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information required by Item 10 of Form 10-K with respect to identification of our directors is incorporated by reference from the information contained in the section captioned "Nominees and Other Members of the Board of Directors" in our 2004 definitive proxy statement.

        The information required by Item 10 of Form 10-K with respect to compliance with Section 16 (a) of the Securities Exchange Act, as amended, is incorporated by reference from the information contained in the section captioned "Section 16(a) Beneficial Reporting Compliance" in our 2004 definitive proxy statement.

        The information required by Item 10 of Form 10-K with respect to our Code of Business Conduct and Ethics that applies to our senior financial officers is incorporated by reference from the section captioned "Availability of Certain Documents" in our 2004 definitive proxy statement.

Item 11. Executive Compensation.

        The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned "Directors Compensation", "Summary Compensation Table", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values", "Employment and Change of Control Arrangements", "Stock

Performance Graph", "Report of the Compensation Committee on Executive Compensation", and "Compensation Committee Interlocks and Insider Participation" in our 2004 definitive proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 of Form 10-K with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information contained in the section captioned "Ownership of Alliance Common Stock" in our 2004 definitive proxy statement.

        The information required by Item 12 of Form 10-K with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from the information contained in Item 5 of Part II of this Form 10-K.

Item 13. Certain Relationships and Related Transactions.

        The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "Certain Relationships and Related Party Transactions" in our 2004 definitive proxy statement.

Item 14. Principal Accounting Fees and Services.

        The information required by Item 14 of Form 10-K with respect to principal accountant fees and services is incorporated by reference from the section captioned "Ratification of the Appointment of Deloitte & Touche LLP as Independent Auditors" in our 2004 definitive proxy statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
The following documents are filed as part of this Form 10-K:

1.
Financial Statements:

    A listing of the Consolidated Financial Statements, related notes and Independent Auditors' Report is set forth in Item 8 of this report on Form 10-K.

2.
Financial Statement Schedules:

    The following Financial Statement Schedule for the years ended December 31, 2003, 2002 and 2001 is set forth on page 71 of this report on Form 10-K:

      Schedule II—Valuation and Qualifying Accounts

    All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes for the year ended December 31, 2003.

3.
Index to Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Alliance.(7)
3.2	Amended and Restated By-laws of Alliance.(7)
4.1	Indenture dated as of April 10, 2001 by and between the Registrant and the Bank of New York with respect to $260 million aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2011.(5)

4.2	Credit Agreement dated as of November 2, 1999, as amended.(5)
4.3	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(7)
4.4	Second Amendment dated as of June 10, 2002 to Credit Agreement.(8)
10.1	The 1999 Equity Plan for Employees of Alliance and Subsidiaries including the forms of option agreements used thereunder, as amended.(5)
10.2	The Alliance 1997 Stock Option Plan, including form of option agreement used thereunder, as amended.(5)
10.3	The Three Rivers Holding Corp. 1997 Stock Option Plan, as amended.(5)
10.4	Alliance Directors' Deferred Compensation Plan, as amended.(6)
10.5	2003 Incentive Plan(9)
10.6	Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(1)
10.7	Agreement Not to Compete dated as of July 23, 1999 between Alliance and Richard N. Zehner.(1)
10.8	Amendment to Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(2)
10.9	Amendment to Employment Agreement dated as of December 31, 1997 between Alliance and Richard N. Zehner.(3)
10.10	Second Amendment to Employment Agreement dated as of February 5, 1998 between Alliance and Richard N. Zehner.(3)
10.11	Employment Agreement dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.12	Agreement Not to Compete dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.13	Amended and Restated Employment Agreement dated June 6, 1994 between Alliance and Terry A. Andrues.(5)
10.14	Amended and Restated Employment Agreement dated as of June 6, 1994 between Alliance and Cheryl A. Ford.(5)
10.15	Employment Agreement dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.16	Agreement Not to Compete dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.17	Employment Agreement dated as of January 1, 2003 between Alliance and Paul S. Viviano.(9)
10.18	Agreement Not to Compete dated as of January 1, 2003 between Alliance and Paul S. Viviano.(9)
10.19	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(9)
10.20	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(9)
10.21	Form of Stockholder's Agreement.(5)
10.22	Agreement and Plan of Merger dated as of September 13, 1999 between Alliance and View Acquisition Corporation, as amended.(5)
10.23	Registration Rights Agreement dated as of November 2, 1999.(5)
10.24	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.25	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.26	Form of Indemnification Agreement.(6)

10.27	Amendment to Employment Agreement, Non-Qualified Stock Option Agreement and Non-Compete Agreement, dated as of May 21, 2003, between Alliance and Richard N. Zehner.(10)
10.28	Amendment to Amended and Restated Employment Agreement, dated as of May 9, 2003, between Alliance and Cheryl A. Ford.(10)
21.1	List of subsidiaries.(11)
23.1	Independent Auditors' Consent.(11)
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(11)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(11)

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

(11)
Filed herewith

(b)
Reports on Form 8-K in the fourth quarter of 2003.

    On November 4, 2003, pursuant to Securities and Exchange Commission Release No. 33-8216, we furnished a Form 8-K containing a press release issued on November 3, 2003, which sets forth our results of operations for the quarter and nine months ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE IMAGING, INC.
March 15, 2004	By:	/s/ PAUL S. VIVIANO Paul S. Viviano, Chairman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2004.

Signature	Title
/s/ PAUL S. VIVIANO Paul S. Viviano	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer) and President
/s/ KENNETH S. ORD Kenneth S. Ord	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ HOWARD K. AIHARA Howard K. Aihara	Vice President and Corporate Controller (Principal Accounting Officer)
/s/ NEIL F. DIMICK Neil F. Dimick	Director
/s/ ANTHONY B. HELFET Anthony B. Helfet	Director
/s/ HENRY R. KRAVIS Henry R. Kravis	Director
/s/ MICHAEL W. MICHELSON Michael W. Michelson	Director
/s/ JAMES C. MOMTAZEE James C. Momtazee	Director
/s/ EDWARD L. SAMEK Edward L. Samek	Director
/s/ JAMES H. GREENE James H. Greene, Jr.	Director

ALLIANCE IMAGING, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions (Bad Debt Write-offs, net of Recoveries)	Balance at End of Period
Year ended December 31, 2003
Allowance for Doubtful Accounts	$9,187	$2,843	$(3,654)	$8,376

Year ended December 31, 2002
Allowance for Doubtful Accounts	$12,244	$4,769	$(7,826)	$9,187

Year ended December 31, 2001
Allowance for Doubtful Accounts	$15,570	$5,778	$(9,104)	$12,244

QuickLinks

PART I
  Item 1. Business.
RISK FACTORS
Risks Related to Our Business
Risks Related to Government Regulation of Our Business
Risks Related to Our Indebtedness
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
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
ALLIANCE IMAGING, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
ALLIANCE IMAGING, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
ALLIANCE IMAGING, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
ALLIANCE IMAGING, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
ALLIANCE IMAGING, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (dollars in thousands)
ALLIANCE IMAGING, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003 (dollars in thousands, excepts per share amounts)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
ALLIANCE IMAGING, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands)