Form 10-Q
period 2004-03-31
ALLIANCE IMAGING INC /DE/
filed 2004-05-10
CIK 817135

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2004

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2004:

Common Stock, $.01 par value, 47,978,987 shares

ALLIANCE IMAGING, INC.
FORM 10-Q
March 31, 2004

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	December 31, 2003	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$20,931	$30,156
Accounts receivable, net of allowance for doubtful accounts	45,276	50,576
Deferred income taxes	15,783	15,783
Prepaid expenses	2,718	2,353
Other receivables	2,975	2,989

Total current assets	87,683	101,857
Equipment, at cost	677,089	699,943
Less accumulated depreciation	(324,458)	(340,724)

Equipment, net	352,631	359,219
Goodwill	122,992	122,992
Other intangible assets, net	30,953	30,318
Deferred financing costs, net	12,313	11,604
Deposits and other assets	21,604	20,444

Total assets	$628,176	$646,434

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$15,993	$15,950
Accrued compensation and related expenses	9,832	11,896
Accrued interest payable	7,076	13,781
Income taxes payable	10,137	7,519
Other accrued liabilities	19,660	22,676
Current portion of long-term debt	4,927	4,869

Total current liabilities	67,625	76,691
Long-term debt, net of current portion	316,320	315,111
Senior subordinated notes	260,000	260,000
Minority interests	3,292	3,784
Deferred income taxes	51,737	56,952

Total liabilities	698,974	712,538
Commitments and contingencies (Note 10)
Stockholders' deficit:
Common stock	480	480
Paid-in-capital deficit	(19,822)	(19,668)
Accumulated deficit	(51,456)	(46,916)

Total stockholders' deficit	(70,798)	(66,104)

Total liabilities and stockholders' deficit	$628,176	$646,434

See accompanying notes.

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Quarter Ended March 31,
	2003	2004
Revenues	$102,735	$105,646
Costs and expenses:
Operating expenses, excluding depreciation	49,278	53,272
Selling, general and administrative expenses	11,015	11,177
Minority interest expense	494	785
Employment agreement costs	—	305
Severance and related costs	210	—
Non-cash stock-based compensation	418	98
Depreciation expense	17,885	20,845
Amortization expense	676	876
Interest expense, net of interest income	11,092	10,608
Other income and expense, net	(94)	34

Total costs and expenses	90,974	98,000

Income before income taxes	11,761	7,646
Provision for income taxes	4,881	3,106

Net income	6,880	4,540

Earnings per common share:
Basic	$0.14	$0.09

Diluted	0.14	0.09

Weighted average number of shares of common stock and common stock equivalents:
Basic	47,732	47,968
Diluted	48,570	48,311

See accompanying notes.

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Quarter Ended March 31,
	2003	2004
Operating activities:
Net income	$6,880	$4,540
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	256	444
Non-cash stock-based compensation	418	98
Depreciation and amortization	18,561	21,721
Amortization of deferred financing costs	755	759
Distributions greater than (less than) equity in undistributed income of investee	84	(502)
Deferred income taxes	4,051	5,215
(Gain) loss on sale of equipment	(67)	35
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,471)	(5,744)
Prepaid expenses	987	365
Other receivables	(769)	(14)
Other assets	(150)	(627)
Accounts payable	(6,080)	(43)
Accrued compensation and related expenses	612	2,064
Accrued interest payable	6,522	6,705
Income taxes payable	(231)	(2,618)
Other accrued liabilities	229	3,016
Minority interests	90	492

Net cash provided by operating activities	30,677	35,906

Investing activities:
Equipment purchases	(25,852)	(27,495)
(Increase) decrease in deposits on equipment	(5,287)	2,025
Acquisitions, net of cash received	(2,285)	—
Proceeds from sale of assets	969	50

Net cash used in investing activities	(32,455)	(25,420)

Financing activities:
Principal payments on equipment debt	(2,468)	(1,267)
Principal payments on term loan facility	(10,000)	—
Payments of debt issuance costs	(70)	(50)
Proceeds from issuance of common stock	280	—
Proceeds from exercise of employee stock options	—	56

Net cash used in financing activities	(12,258)	(1,261)

Net (decrease) increase in cash and cash equivalents	(14,036)	9,225
Cash and cash equivalents, beginning of period	31,413	20,931

Cash and cash equivalents, end of period	$17,377	$30,156

Supplemental disclosure of cash flow information:
Interest paid	$3,888	$3,167
Income taxes paid, net of refunds	1,061	509
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$702	$223
Capital lease obligations assumed for the purchase of equipment	4,129	—
Capital lease obligations transferred for the sale of equipment	(1,139)	—

See accompanying notes.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

(Dollars in thousands, except per share amounts)

1.     Basis of Presentation, Principles of Consolidation, and Use of Estimates

        Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2003.

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

        Use of Estimates—The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2.     Stock-Based Compensation

        The Company accounts for stock-based compensation awards using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations. Other than the awards discussed in Note 7, all other employee stock-based awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in net income from operations for those awards.

        SFAS 123, as amended by SFAS 148, requires presentation of pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the first quarter of 2003 and first quarter of 2004, respectively: risk-free interest rates of 3.36% and 3.02%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 72.1% and 60.7%; and a weighted-average expected life of the options of 6.50 years and 5.19 years. The weighted-average fair value of options granted during the first quarter of 2003 and 2004 is $3.52 and $2.01, respectively.

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' expected vesting period. Had compensation cost for the Company's stock option plan been determined based on the estimated fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS 123 utilizing the Black-Scholes option-pricing model, the Company's net income and basic and diluted earnings per share for the quarters ended March 31, would have approximated the pro forma amounts indicated below:

	Quarter Ended March 31,
	2003	2004
Net income:
As reported	$6,880	$4,540
Add: Stock-based compensation expense included in reported net income, net of related tax effects	245	58
Deduct: Stock-based compensation expense determined under fair value based method, net of related tax effects	(307)	(318)

Pro forma net income	$6,818	$4,280

Basic earnings per share:
As reported	$0.14	$0.09
Pro forma	0.14	0.09
Diluted earnings per share:
As reported	$0.14	$0.09
Pro forma	0.14	0.09

3.     Recent Accounting Pronouncements

        Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity —In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB deferred implementation of paragraphs 9 and 10 of SFAS 150 regarding parent company treatment of minority interest for certain limited life entities and certain other mandatorily redeemable financial instruments. This deferral is for an indefinite period. The adoption of SFAS 150 did not have a material impact on the Company's financial position or results of operations.

        Revenue Recognition—In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition", which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104 clarifies existing guidance regarding revenues for contracts which contain multiple deliverables to make it consistent with Emerging Issues Task Force ("EITF") No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB 104 did not have a material impact on the Company's revenue recognition policies, nor its financial position or results of operations.

4.     Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2003	$122,992
Additions to goodwill during the period	—

Balance at March 31, 2004	$122,992

        Intangible assets consisted of the following:

	December 31, 2003			March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$40,426	$(12,480)	$27,946	$40,426	$(13,242)	$27,184
Other	2,890	(1,536)	1,354	3,021	(1,650)	1,371

Total amortizing intangible assets	$43,316	$(14,016)	$29,300	$43,447	$(14,892)	$28,555

Intangible assets not subject to amortization			$1,653			$1,763

Total other intangible assets			$30,953			$30,318

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

        Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2004	3,498
2005	3,470
2006	3,417
2007	3,201
2008	2,990

5.     Other Accrued Liabilities

        Other accrued liabilities consisted of the following:

	December 31, 2003	March 31, 2004
Accrued systems rental and maintenance costs	$2,472	$2,490
Accrued site rental fees	1,795	2,077
Accrued property and sales taxes payable	7,125	7,535
Accrued equipment payments	1,274	2,767
Accrued self-insurance expense	3,072	3,657
Other accrued expenses	3,922	4,150

Total other accrued liabilities	$19,660	$22,676

6.     Long-Term Debt

        Long-term debt consisted of the following:

	December 31, 2003	March 31, 2004
Term loan facility	$307,125	$307,125
Senior subordinated notes	260,000	260,000
Equipment debt	14,122	12,855

Long-term debt, including current portion	581,247	579,980
Less current portion	4,927	4,869

Long-term debt	$576,320	$575,111

7.     Non-Cash Stock-Based Compensation

        In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company's common stock, of which 60,000 options are outstanding at March 31, 2004. The exercise prices of these options and the fair value of the Company's common stock on the grant date were $5.60 and $9.52 per share, respectively. Compensation expense of $1,097 is being recognized on a straight-line basis over the vesting period of the options. The Company recorded non-cash stock-based compensation of $18 in each of the quarters ended March 31, 2003 and 2004, with an offset to paid-in-capital deficit.

        On June 20, 2001, the Company's compensation committee authorized the Company to amend the option agreements granted under its 1999 Equity Plan on November 2, 1999 to reduce the performance targets for the performance options. One-half of these options granted under the 1999 Equity Plan are "performance options." These options vest on the eighth anniversary of the grant date if the option holder is still an employee, but the vesting accelerates if the Company meets the operating performance targets specified in the option agreements. As a result of the amendment, if the Company achieves the reduced performance targets but does not achieve the original performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, the Company would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option's exercise price. Management estimates that the Company could incur an additional $200 to $600 in the aggregate of these non-cash stock-based compensation charges over the next 1 3/4 years. These charges, however, may not be evenly distributed over each of those 1 3/4 years or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees. For the quarters ended March 31, 2003 and 2004, the Company recorded $400 and $80, respectively, in non-cash stock-based compensation as a result of the amendment.

8.     Income Taxes

        For the quarter ended March 31, 2003 and 2004, the Company recorded a provision for income taxes of $4,881 and $3,106, or 41.5% and 40.6% of the Company's pretax income, respectively. The Company's effective tax rate was higher than statutory rates primarily as a result of state income taxes.

9.     Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended March 31,
	2003	2004
Numerator:
Net income	$6,880	$4,540

Denominator:
Denominator for basic earnings per share
—weighted-average shares	47,732	47,968
Effect of dilutive securities:
Employee stock options	838	343

Denominator for diluted earnings per share
—adjusted weighted-average shares	48,570	48,311

Earnings per common share:
Basic	$0.14	$0.09

Diluted	$0.14	$0.09

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

        The Company guarantees a portion of a loan on behalf of an unconsolidated investee under an agreement executed prior to 2002. The maximum potential future payment under this financial guarantee is $381 at March 31, 2004. The Company has not recorded an obligation for this guarantee.

11.   Related-Party Transactions

        The Company paid to Kohlberg Kravis Roberts & Co. ("KKR") management fees of $163 for each of the quarters ended March 31, 2003 and 2004, respectively, and will continue to receive financial advisory services from KKR on an ongoing basis.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading national provider of diagnostic imaging services. We provide imaging services primarily to hospitals and other healthcare providers on a shared and full-time service basis, in addition to operating a growing number of free-standing imaging centers. Our principal sources of revenue are derived from magnetic resonance imaging (MRI) and positron emission tomography (PET) services. In the first quarter of 2004, MRI services and PET services generated 74% and 17% of our revenues, respectively. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day operations. We had 477 diagnostic imaging systems, including 363 MRI systems, and 1,348 clients in 44 states at March 31, 2004.

        Approximately 88% of our revenues for the quarter ended March 31, 2004 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients' receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. These contracts average approximately three years in length and often contain automatic renewal provisions. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Our pricing is also influenced by competitive market pressures.

        Approximately 12% of our revenues for the quarter ended March 31, 2004 were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenues. Our revenues from these sites are generated from direct billings to patients or their third-party payors, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

        We have recently seen an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers, or OEM's, selling systems directly to certain of our clients. Typically, OEM's target our higher scan volume clients. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace these higher volume scan clients typically with lower volume clients. As a result, we expect our 2004 MRI revenues to decline compared to 2003 levels and we believe that MRI revenues from our shared service operations will continue to decline in future years.

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

        The principal components of our selling, general and administrative expenses are sales force compensation, marketing costs, corporate overhead costs, provision for doubtful accounts, and equity interest earnings in unconsolidated partnerships.

        For the quarter ended March 31, 2004, we recorded $0.1 million in non-cash stock-based compensation primarily as a result of amending certain stock option agreements in June 2001 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value. One-half of the options granted under our 1999 Equity Plan are "performance options." These options vest on the eighth anniversary of the grant date if the option holder is still our employee, but the vesting accelerates if we meet the operating performance targets specified in the option agreements. On June 20, 2001, our compensation committee authorized us to enter into amended option agreements to reduce the performance targets for the performance options. As a result, if we achieve the reduced performance targets but do not achieve the original performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, we would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option's exercise price. We estimate that we will incur an additional $0.2 million to $0.6 million in the aggregate of non-cash stock-based compensation charges over the next 1 3/4 years as a result of amending option agreements to reduce performance targets. These charges, however, may not be evenly distributed over each of those 1 3/4 years or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees.

Seasonality

        We experience seasonality in the revenues and margins generated for our services. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue is affected primarily by fewer calendar days and inclement weather, the results of which are fewer patient scans during the period. The first quarter of 2004 benefited from one extra calendar day due to the leap year. This had the effect of increasing revenue and income in the first quarter of 2004. Fourth quarter revenue is affected primarily by holiday and client and patient vacation schedules and inclement weather, the results of which are fewer patient scans during the period. The variability in margins is higher than the variability in revenues due to the fixed nature of our costs.

Results of Operations

        The following table shows our condensed consolidated statements of income as a percentage of revenues for each of the quarters ended March 31:

	2003	2004
Revenues	100.0%	100.0%
Costs and expenses:
Operating expenses, excluding depreciation	48.0	50.4
Selling, general and administrative expenses	10.7	10.6
Employment agreement costs	—	0.3
Minority interest expense	0.5	0.7
Severance and related costs	0.2	—
Non-cash stock-based compensation	0.4	0.1
Depreciation expense	17.4	19.8
Amortization expense	0.7	0.8
Interest expense, net of interest income	10.7	10.1
Other income and expense, net	(0.1)	—

Total costs and expenses	88.5	92.8

Income before income taxes	11.5	7.2
Provision for income taxes	4.8	2.9

Net income	6.7%	4.3%

        The table below provides scan-based MRI statistical information for each of the quarters ended March 31:

	2003	2004
MRI scan-based
Average number of scan-based MRI systems	309.0	296.1
Scans per system per day	9.46	9.50
Total number of MRI scans	207,600	202,100
Price per scan	$365.7	$354.3

        Following are the components of revenue for each of the quarters ended March 31 (in millions):

	2003	2004
Scan-based MRI	$75.9	$71.6
PET	11.9	17.7
Non-scan based MRI and other	14.9	16.3

Total	$102.7	$105.6

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

        Revenue increased $2.9 million, or 2.8%, to $105.6 million in the first quarter of 2004 compared to $102.7 million in the first quarter of 2003 primarily due to higher PET revenue and higher non scan-based MRI revenue and other revenue, offset by lower scan-based MRI revenue. PET revenue in the first quarter of 2004 increased $5.8 million, or 48.5%, compared to the first quarter of 2003 primarily due to an increase in the number of PET systems in service. Non scan-based MRI revenue and other revenue in the first quarter of 2004 increased $1.4 million, or 9.7%, primarily due to higher short-term MRI rental revenue and higher management contract revenue due to growth in unconsolidated joint ventures. Scan-based MRI revenue in the first quarter of 2004 decreased $4.3 million, or 5.7%, compared to the first quarter of 2003 primarily as a result of a 2.7% decrease in our MRI scan volume. We attribute this decrease to a decrease in the average price per MRI scan and a decrease in the average number of scan-based systems in operation. The average number of scan-based MRI systems decreased to 296.1 in the first quarter of 2004 from 309.0 in the first quarter of 2003. The average price per MRI scan decreased 3.1% to $354.3 per scan in the first quarter of 2004 compared to $365.7 per scan in the first quarter of 2003.

        We had 363 MRI systems at March 31, 2004 compared to 358 MRI systems at March 31, 2003. We had 48 PET and PET/CT systems at March 31, 2004 compared to 32 PET systems at March 31, 2003. These increases were primarily a result of planned system additions to satisfy client demand.

        Operating expenses, excluding depreciation, increased $4.0 million, or 8.1%, to $53.3 million in the first quarter of 2004 compared to $49.3 million in the first quarter of 2003. Compensation and related employee expenses increased $1.4 million, or 5.8%, primarily as a result of an increase in technologists' wage rates, the number of employees necessary to support new PET systems in operation, and an increase in workers' compensation expense. Equipment rental expense decreased $1.1 million, or 69.7%, resulting from a lower number of MRI rental systems and power units in operation. Maintenance related costs increased $1.0 million, or 10.4%, primarily due to an increase in the average repair cost per system and an increase in the number of total systems in service. Medical supplies increased $0.9 million, or 25.6%, primarily as a result of an increase in the number of PET systems in operation, which use a radiopharmaceutical as a component of the scan. Management contract expenses increased $0.8 million, or 51.9%, primarily as a result of an increase in expenses related to growth in unconsolidated joint ventures. Outside medical services increased $0.8 million, or 44.2%, primarily as a result of an increase in outside radiologists services associated with PET. All other operating expenses, excluding depreciation, increased $0.2 million, or 3.4%, primarily due to the increase in the number of systems in service. Operating expenses, excluding depreciation, as a percentage of revenue, increased to 50.4% in the first quarter of 2004 from 48.0% in the first quarter of 2003 as a result of the factors described above.

        Selling, general and administrative expenses increased $0.2 million, or 1.5%, to $11.2 million in the first quarter of 2004 compared to $11.0 million in the first quarter of 2003. Compensation and related employee costs increased $0.5 million, or 6.4%, primarily due to increases in sales and marketing costs. Professional services expenses increased $0.4 million, or 48.0%, in the first quarter of 2004 compared to the first quarter of 2003 primarily due to management consulting fees and legal costs associated with business development and sales incentive plans and management fees associated with compliance with the Sarbanes-Oxley Act of 2002. All other selling, general and administrative expenses decreased $0.7 million, or 29.5%. The provision for doubtful accounts increased as a percentage of revenue to 0.4% in the first quarter of 2004 compared to 0.2% in the first quarter of 2003. Selling, general and administrative expenses as a percentage of revenue were 10.6% and 10.7% in the first quarter of 2004 and 2003, respectively.

        Minority interest expense increased $0.3 million, or 58.9%, to $0.8 million in the first quarter of 2004 compared to $0.5 million in the first quarter of 2003.

        We recorded employment agreement expenses of $0.3 million in the first quarter of 2004 related to payments under an amendment to an employment agreement with our former chairman of the board. We expect to incur approximately $1.3 million of costs over the remaining 14-month term of the amended employment agreement.

        We recorded severance and related costs of zero and $0.2 million in the first quarter of 2004 and 2003, respectively, primarily related to severance and settlement payments made as a result of a reduction in force.

        We recorded non-cash stock-based compensation of $0.1 million and $0.4 million in the first quarter of 2004 and 2003, respectively, primarily as a result of amending certain stock option agreements in June 2001 to reduce performance targets.

        Depreciation expense increased $3.0 million, or 16.6%, to $20.8 million in the first quarter of 2004 compared to $17.9 million in the first quarter of 2003, principally due to a higher amount of depreciable assets associated with MRI system additions and upgrades, an increase in the number of PET systems, which have a shorter depreciable life than MRIs, and a reduction of estimated useful lives of 1.5 Tesla MRI systems from eight years to seven years and a reduction in residual values on all of our MRI equipment from 20% to 10% during the third quarter of 2003.

        Amortization expense increased $0.2 million, or 29.6%, to $0.9 million in the first quarter of 2004 compared to $0.7 million in the first quarter of 2003.

        Interest expense, net, decreased $0.5 million, or 4.4%, to $10.6 million in the first quarter of 2004 compared to $11.1 million in the first quarter of 2003, primarily due to lower average debt balances and lower average interest rates.

        Provision for income taxes was $3.1 million and $4.9 million in the first quarter of 2004 and 2003, respectively, resulting in effective tax rates of 40.6% and 41.5%. Our effective tax rates were higher than statutory rates primarily as a result of state income taxes.

        Our net income was $4.5 million, or $0.09 per share on a diluted basis, in the first quarter of 2004 compared to $6.9 million, or $0.14 per share on a diluted basis, in the first quarter of 2003.

Liquidity and Capital Resources

        Our primary source of liquidity is cash provided by operating activities. Cash provided from operating activities totaled $35.9 million and $30.7 million in the first quarter of 2004 and 2003, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI and PET scans, the price we can charge our clients for providing our services and the costs to us of providing those services. In addition, as of March 31, 2004, we had $147.0 million of available borrowings under our revolving line of credit.

        Our primary use of capital resources is to fund capital expenditures. We incur capital expenditures for the purposes of:

  •
  purchasing new systems;

  •
  replacing less advanced systems with new systems;

  •
  providing upgrades of our MRI systems and upgrading our corporate infrastructure for future growth; and

  •
  purchasing systems upon termination of operating leases.

        Capital expenditures totaled $27.5 million and $25.9 million in the first quarter of 2004 and 2003, respectively. During the first quarter of 2004, we purchased eight MRI systems and four PET/CT systems, including replacement systems. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2004 and to finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit and equipment leases. We expect capital expenditures to total approximately $80 million in 2004.

        We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving loan facility, will be sufficient over the next one to two years to fund anticipated capital expenditures and make required payments of principal and interest on our debt.

Recent Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB deferred implementation of paragraphs 9 and 10 of SFAS 150 regarding parent company treatment of minority interest for certain limited life entities and certain other mandatorily redeemable financial instruments. This deferral is for an indefinite period. The adoption of SFAS 150 did not have a material impact on our financial position or results of operations.

        In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition", which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104 clarifies existing guidance regarding revenues for contracts which contain multiple deliverables to make it consistent with Emerging Issues Task Force ("EITF") No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB 104 did not have a material impact on our revenue recognition policies, nor our financial position or results of operations.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

        Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly in the section entitled "Liquidity and Capital Resources," and elsewhere in this quarterly report on Form 10-Q, are "forward-looking statements," within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as results of operations and financial condition, capital expenditures, the consummation of acquisitions and financing transactions and the effect of such transactions on our business and our plans and objectives for future operations and expansion are examples of forward-looking statements. In some cases you can identify these statements by forward-looking words like "may," "will," "should," "expect," "anticipate," "believe," "estimate," "predict," "continue" or similar words. These forward-looking statements are subject to risks and uncertainties which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. These risks and uncertainties include factors affecting our leverage, including fluctuations in interest rates, our ability to incur financing, the effect of operating and financial restrictions in our debt instruments, the accuracy of our estimates regarding our capital requirements, the effect of intense levels of competition in our industry, changes in the healthcare regulatory environment, our ability to keep pace with technological developments within our industry, and other risks and uncertainties, including those enumerated and described under "Risk Factors" in our Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 2003. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by us.

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

ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5.    OTHER INFORMATION

        On March 3, 2004, we announced that Kenneth S. Ord, our Executive Vice President and Chief Financial Officer, would be retiring from his position with Alliance effective July 1, 2004.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Alliance.(7)
3.2	Amended and Restated By-laws of Alliance.(7)
4.1	Indenture dated as of April 10, 2001 by and between the Registrant and the Bank of New York with respect to $260 million aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2011.(5)
4.2	Credit Agreement dated as of November 2, 1999, as amended.(5)
4.3	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(7)
4.4	Second Amendment dated as of June 10, 2002 to Credit Agreement.(8)
10.1	The 1999 Equity Plan for Employees of Alliance and Subsidiaries including the forms of option agreements used thereunder, as amended.(5)
10.2	The Alliance 1997 Stock Option Plan, including form of option agreement used thereunder, as amended.(5)
10.3	The Three Rivers Holding Corp. 1997 Stock Option Plan, as amended.(5)
10.4	Alliance Directors' Deferred Compensation Plan, as amended.(6)
10.5	2003 Incentive Plan(9)
10.6	Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(1)

10.7	Agreement Not to Compete dated as of July 23, 1999 between Alliance and Richard N. Zehner.(1)
10.8	Amendment to Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(2)
10.9	Amendment to Employment Agreement dated as of December 31, 1997 between Alliance and Richard N. Zehner.(3)
10.10	Second Amendment to Employment Agreement dated as of February 5, 1998 between Alliance and Richard N. Zehner.(3)
10.11	Employment Agreement dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.12	Agreement Not to Compete dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.13	Amended and Restated Employment Agreement dated June 6, 1994 between Alliance and Terry A. Andrues.(5)
10.14	Amended and Restated Employment Agreement dated as of June 6, 1994 between Alliance and Cheryl A. Ford.(5)
10.15	Employment Agreement dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.16	Agreement Not to Compete dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.17	Employment Agreement dated as of January 1, 2003 between Alliance and Paul S. Viviano.(9)
10.18	Agreement Not to Compete dated as of January 1, 2003 between Alliance and Paul S. Viviano.(9)
10.19	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(9)
10.20	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(9)
10.21	Form of Stockholder's Agreement.(5)
10.22	Agreement and Plan of Merger dated as of September 13, 1999 between Alliance and View Acquisition Corporation, as amended.(5)
10.23	Registration Rights Agreement dated as of November 2, 1999.(5)
10.24	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.25	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.26	Form of Indemnification Agreement.(6)
10.27	Amendment to Employment Agreement, Non-Qualified Stock Option Agreement and Non-Compete Agreement, dated as of May 21, 2003, between Alliance and Richard N. Zehner.(10)

10.28	Amendment to Amended and Restated Employment Agreement, dated as of May 9, 2003, between Alliance and Cheryl A. Ford.(10)
10.29	Amendment to Employment Agreement and Stockholder's Agreement, dated March 29, 2004 by and between Alliance, Viewer Holdings, LLC and Kenneth S. Ord.(12)
21.1	List of subsidiaries.(11)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(12)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(12)

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

(11)
Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

(12)
Filed herewith

(b)
Reports on Form 8-K in the first quarter of 2004:

        On March 3, 2004, we filed a Form 8-K containing a press release issued on March 2, 2004, which sets forth our results of operations for the quarter and year ended December 31, 2003.

        On March 31, 2004, we filed a Form 8-K containing a press release issued on March 30, 2004 announcing the retirement of Kenneth S. Ord, Chief Financial Officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE IMAGING, INC.
May 10, 2004	By:	/s/ PAUL S. VIVIANO Paul S. Viviano President and Chief Executive Officer (Principal Executive Officer)
May 10, 2004	By:	/s/ KENNETH S. ORD Kenneth S. Ord Executive Vice President and Chief Financial Officer (Principal Financial Officer)
May 10, 2004	By:	/s/ HOWARD K. AIHARA Howard K. Aihara Vice President and Corporate Controller (Principal Accounting Officer)

QuickLinks

Index
  PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
ALLIANCE IMAGING, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands)
ALLIANCE IMAGING, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in thousands, except per share amounts)
ALLIANCE IMAGING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
ALLIANCE IMAGING, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004 (Unaudited) (Dollars in thousands, except per share amounts)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES