Form 10-Q
period 2004-06-30
ALLIANCE IMAGING INC /DE/
filed 2004-08-09
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  June 30, 2004

Commission File Number:  1-16609

ALLIANCE IMAGING, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0239910
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
1900 South State College Boulevard Suite 600 Anaheim, California 92806
(Address of principal executive office)
(714) 688-7100
Registrant’s telephone number, including area code

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2004:

Common Stock, $.01 par value, 48,260,920 shares

ALLIANCE IMAGING, INC.
FORM 10-Q
June 30, 2004
Index

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	December 31, 2003	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$20,931	$24,018
Accounts receivable, net of allowance for doubtful accounts	45,276	49,395
Deferred income taxes	15,783	15,783
Prepaid expenses	2,718	3,670
Other receivables	2,975	3,132
Total current assets	87,683	95,998
Equipment, at cost	677,089	706,350
Less accumulated depreciation	(324,458)	(351,069)
Equipment, net	352,631	355,281
Goodwill	122,992	122,992
Other intangible assets, net	30,953	29,667
Deferred financing costs, net	12,313	10,914
Deposits and other assets	21,604	25,697
Total assets	$628,176	$640,549
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,993	$13,737
Accrued compensation and related expenses	9,832	13,592
Accrued interest payable	7,076	7,179
Income taxes payable	10,137	5,103
Other accrued liabilities	19,660	24,458
Current portion of long-term debt	4,927	4,807
Total current liabilities	67,625	68,876
Long-term debt, net of current portion	316,320	303,602
Senior subordinated notes	260,000	260,000
Minority interests and other liabilities	3,292	3,631
Deferred income taxes	51,737	58,562
Total liabilities	698,974	694,671
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock	480	482
Paid-in-capital deficit	(19,822)	(19,288)
Accumulated other comprehensive income	—	(123)
Accumulated deficit	(51,456)	(35,193)
Total stockholders’ deficit	(70,798)	(54,122)
Total liabilities and stockholders’ deficit	$628,176	$640,549

See accompanying notes.

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenues	$105,333	$109,481	$208,068	$215,127
Costs and expenses:
Operating expenses, excluding depreciation	48,893	54,536	98,171	107,808
Selling, general and administrative expenses	12,183	10,520	23,198	21,697
Minority interest expense	639	647	1,133	1,432
Employment agreement costs	1,654	1,210	1,654	1,515
Severance and related costs	1,506	—	1,716	—
Non-cash stock-based compensation	418	98	836	196
Depreciation expense	18,719	19,789	36,604	40,634
Amortization expense	677	879	1,353	1,755
Interest expense, net of interest income	11,131	10,820	22,223	21,428
Other (income) and expense, net	(149)	(161)	(243)	(127)
Total costs and expenses	95,671	98,338	186,645	196,338
Income before income taxes	9,662	11,143	21,423	18,789
Income tax expense (benefit)	4,009	(580)	8,890	2,526
Net income	$5,653	$11,723	$12,533	$16,263
Other comprehensive income, net of tax:
Net income	$5,653	$11,723	$12,533	$16,263
Unrealized loss on hedging transaction	—	(123)	—	(123)
Other comprehensive income, net of tax	$5,653	$11,600	$12,533	$16,140
Earnings per common share:
Basic	$0.12	$0.24	$0.26	$0.34
Diluted	$0.12	$0.24	$0.26	$0.34
Weighted-average number of shares of common stock:
Basic	47,840	48,193	47,787	48,081
Diluted	48,498	48,480	48,534	48,397

See accompanying notes.

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2003	2004
Operating activities:
Net income	$12,533	$16,263
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,146	449
Non-cash stock-based compensation	836	196
Depreciation and amortization	37,957	42,389
Amortization of deferred financing costs	1,510	1,519
Distributions less than equity in undistributed income of investee	(448)	(815)
Deferred income taxes	6,860	6,907
Gain on sale of equipment	(239)	(128)
Changes in operating assets and liabilities:
Accounts receivable	(2,279)	(4,568)
Prepaid expenses	(779)	(952)
Other receivables	(653)	(157)
Other assets	87	(1,341)
Accounts payable	(1,195)	(2,256)
Accrued compensation and related expenses	2,374	3,760
Accrued interest payable	(75)	103
Income taxes payable	86	(5,034)
Other accrued liabilities	1,134	4,798
Minority interests and other liabilities	728	(151)
Net cash provided by operating activities	59,583	60,982
Investing activities:
Equipment purchases	(50,509)	(43,846)
Increase in deposits on equipment	(1,338)	(2,153)
Acquisitions, net of cash received	(10,981)	—
Proceeds from sale of assets	1,142	722
Net cash used in investing activities	(61,686)	(45,277)
Financing activities:
Principal payments on equipment debt	(4,072)	(3,206)
Proceeds from equipment debt	—	368
Proceeds from revolving loan facility	10,000	—
Principal payments on term loan facility	(10,000)	(10,000)
Payments of debt issuance costs	(120)	(120)
Proceeds from issuance of common stock	348	—
Proceeds from exercise of employee stock options	134	340
Net cash used in financing activities	(3,710)	(12,618)
Net (decrease) increase in cash and cash equivalents	(5,813)	3,087
Cash and cash equivalents, beginning of period	31,413	20,931
Cash and cash equivalents, end of period	$25,600	$24,018
Supplemental disclosure of cash flow information:
Interest paid	$20,909	$19,859
Income taxes paid, net of refunds	1,944	652
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$931	$223
Capital lease obligations assumed for the purchase of equipment	5,813	—
Capital lease obligations transferred for the sale of equipment	(1,139)	—
Other comprehensive loss from hedging transaction	—	(123)

See accompanying notes.

ALLIANCE IMAGING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)
(dollars in thousands, except per share amounts)

1.   Basis of Presentation, Principles of Consolidation, and Use of Estimates

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2003.

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

2.   Stock-Based Compensation

The Company accounts for stock-based compensation awards using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. Other than the awards discussed in Note 7, all other employee stock-based awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in net income from operations for those awards.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148, requires presentation of pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the second quarter of 2003 and second quarter of 2004, respectively: risk-free interest rates of 2.99% and 3.95%; no dividend yield; volatility factors of the expected market price of the Company’s common stock of 90.5% and 37.5%; and a weighted-average expected life of the options of 6.50 years in each quarter. The Company used the following weighted-average assumptions for the first six months of 2003 and 2004, respectively: risk-free interest rates of 3.24%

and 3.17%; no dividend yield; volatility factors of the expected market price of the Company’s common stock of 77.6% and 57.2%; and a weighted-average expected life of the options of 6.50 years and 5.39 years. The weighted-average fair value of options granted during the second quarter of 2003 and 2004 is $2.95 and $1.81, respectively, and $3.35 and $1.98 in the first six months of 2003 and 2004, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ expected vesting period. Had compensation cost for the Company’s stock option plan been determined based on the estimated fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS 123 utilizing the Black-Scholes option-pricing model, the Company’s net income and basic and diluted earnings per share for the periods ended below would have approximated the pro forma amounts indicated below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net income:
As reported	$5,653	$11,723	$12,533	$16,263
Add: Stock-based compensation expense included in reported net income, net of related tax effects	245	58	490	116
Deduct: Stock-based compensation expense determined under fair value based method, net of related tax effects	(283)	(298)	(590)	(616)
Pro forma net income	$5,615	$11,483	$12,433	$15,763
Basic earnings per share:
As reported	$0.12	$0.24	$0.26	$0.34
Pro forma	0.12	0.24	0.26	0.33
Diluted earnings per share:
As reported	$0.12	$0.24	$0.26	$0.34
Pro forma	0.12	0.24	0.26	0.33

3.   Recent Accounting Pronouncements

Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity—In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 150, “Accounting for Certain Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB deferred implementation of paragraphs 9 and 10 of SFAS 150 regarding parent company treatment of minority interest for certain limited life entities and certain other mandatorily redeemable financial instruments. This deferral is for an indefinite period. The adoption of SFAS 150 did not have a material impact on the Company’s financial position or results of operations.

Revenue Recognition—In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104 clarifies existing guidance regarding revenues for contracts which contain multiple deliverables to make it consistent with Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The adoption of SAB 104 did not have a material impact on the Company’s revenue recognition policies, nor its financial position or results of operations.

4.   Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2003	$122,992
Additions to goodwill during the period	—
Balance at June 30, 2004	$122,992

Intangible assets consisted of the following:

	December 31, 2003			June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$40,426	$(12,480)	$27,946	$40,426	$(14,004)	$26,422
Other	2,890	(1,536)	1,354	3,071	(1,767)	1,304
Total amortizing intangible assets	$43,316	$(14,016)	$29,300	$43,497	$(15,771)	$27,726
Intangible assets not subjectto amortization			$1,653			$1,941
Total other intangible assets			$30,953			$29,667

The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate an impairment of these assets has possibly occurred. Goodwill is allocated to the Company’s various reporting units which represent the Company’s ten geographical regions. The Company compares the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. The implied fair value for goodwill is determined based on the fair value of assets and liabilities of the respective reporting units based on discounted cash flows, market multiples, or appraised values as appropriate.

Amortization expense for intangible assets subject to amortization was $677 and $879 for the quarters ended June 30, 2003 and 2004, respectively, and $1,353 and $1,755 for the six months ended June 30, 2003 and 2004, respectively. The intangible assets not subject to amortization represent certificate of needs and regulatory authority rights which do not have predetermined useful lives.

Estimated annual amortization expense for each of the fiscal years ending December 31 is presented below:

2004	$3,502
2005	3,477
2006	3,424
2007	3,208
2008	2,997

5.   Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31, 2003	June 30, 2004
Accrued systems rental and maintenance costs	$2,472	$2,996
Accrued site rental fees	1,795	1,754
Accrued property tax and sales tax payable	7,125	7,850
Accrued equipment payments	1,274	2,721
Accrued self-insurance expense	3,072	4,108
Other accrued expenses	3,922	5,029
Total other accrued liabilities	$19,660	$24,458

6.   Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2003	June 30, 2004
Term loan facility	$307,125	$297,125
Senior subordinated notes	260,000	260,000
Equipment debt	14,122	11,284
Long-term debt, including current portion	581,247	568,409
Less current portion	4,927	4,807
Long-term portion	$576,320	$563,602

7.   Non-Cash Stock-Based Compensation

In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company’s common stock, of which 47,500 options are outstanding at June 30, 2004. The exercise prices of these options and the fair value of the Company’s common stock on the grant date were $5.60 and $9.52 per share, respectively. Compensation expense of $56 will be recognized on a straight-line basis over the remaining vesting period of the options. The Company recorded non-cash stock-based compensation of $18 in each of the quarters ended June 30, 2003 and 2004, respectively, and $36 in each of the first six months of 2003 and 2004, respectively, with an offset to paid-in-capital deficit.

On June 20, 2001, the Company’s compensation committee authorized the Company to amend the option agreements under its 1999 Equity Plan to reduce the performance targets for the performance options. On May 18, 2004, the Company’s compensation committee authorized the Company to make a second amendment to the option agreements under its 1999 Equity Plan to further reduce the performance targets for the outstanding performance options. These options vest on the eighth anniversary of the grant date if the option holder is still an employee, but the vesting accelerates if the Company meets the operating performance targets specified in the option agreements. As a result of the amendments, if the Company achieves the reduced performance targets but does not achieve the previous performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, the Company would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the respective amendment exceeded the option’s exercise price. Under the first amendment, management estimates that the Company could incur an additional $100 to $500 in the aggregate of these non-cash stock-based compensation charges over the next 1½ years. Under the second amendment, management estimates that the Company could incur an additional $100 to $200 in the aggregate of these non-cash stock-based compensation charges over the next five years. These charges, however, may not be evenly distributed over each of these respective periods or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees.

For the quarters ended June 30, 2003 and 2004, the Company recorded $400 and $80, respectively, in non-cash stock-based compensation as a result of these amendments. For the six months ended June 30, 2003 and 2004, the Company recorded $800 and $160, respectively, in non-cash stock-based compensation as a result of these amendments.

8.   Accumulated Other Comprehensive Income

In the second quarter of 2004, the Company entered into interest rate swap agreements, with notional amounts of $56,813 and $46,813 at June 30, 2004 to hedge the future cash interest payments associated with a portion of the Company’s variable rate bank debt. These agreements mature in the second quarter of 2007. Under these arrangements, the Company receives three-month London Interbank Offered Rate (“LIBOR”) and pays a fixed rate of 3.15% and 3.89%, respectively. The net effect of the hedges is to record interest expense at fixed rates of 5.53% and 6.27%, respectively, as the debt incurs interest based on three-month LIBOR plus 2.38%. The Company has designated these swaps as cash flow hedges of variable future cash flows associated with its long-term debt. The Company recognized a loss, net of tax, of $123 based on the change in fair value of these instruments for the quarter and six months ended June 30, 2004. The Company will continue to record subsequent changes in the fair value of the swaps through other comprehensive income during the period these instruments are designated as hedges.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, or (iii) if management determines that designation of the derivative as a hedge instrument is no longer appropriate.

9.   Income Taxes

For the quarter and six months ended June 30, 2003, the Company recorded a provision for income taxes of $4,009 and $8,890, respectively, or 41.5% of the Company’s pretax income. The Company’s effective tax rate was higher than federal statutory rates primarily as a result of state income taxes. For the quarter ended June 30, 2004, the Company recorded an income tax benefit of $580, or 5.2% of the

Company’s pretax income. For the six months ended June 30, 2004, the Company recorded a provision for income taxes of $2,526, or 13.4% of the Company’s pretax income. For the quarter and six months ended June 30, 2004, the Company’s effective tax rate was lower than federal statutory rates due to the reversal of income tax reserves of $5,099 primarily related to the favorable outcome of examinations of the Company’s 1998 and 1999 federal income tax returns and a favorable final IRS determination letter related to the treatment of an income item in a federal income tax return of one of the Company’s subsidiaries.

10.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Numerator:
Net income	$5,653	$11,723	$12,533	$16,263
Denominator:
Denominator for basic earnings per share —weighted-average shares	47,840	48,193	47,787	48,081
Effect of dilutive securities:
Employee stock options	658	287	747	316
Denominator for diluted earnings per share —adjusted weighted-average shares	48,498	48,480	48,534	48,397
Earnings per common share:
Basic	$0.12	$0.24	$0.26	$0.34
Diluted	$0.12	$0.24	$0.26	$0.34

11.   Commitments and Contingencies

The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

The Company has applied the disclosure provisions of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by FASB Statement No. 5, “Accounting for Contingencies,” by requiring a guarantor to disclose certain type of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of an arrangement in which the Company is the guarantor.

The Company guarantees a portion of a loan on behalf of an unconsolidated investee under an agreement executed prior to 2002. The maximum potential future payment under this financial guarantee is $356 at June 30, 2004. The Company has not recorded an obligation for this guarantee.

12.   Related-Party Transactions

The Company recorded management fees payable to Kohlberg Kravis Roberts & Co. (“KKR”) of $163 and $325 for each of the quarters and six months ended June 30, 2003 and 2004, respectively, and will continue to receive financial advisory services from KKR on an ongoing basis.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading national provider of diagnostic imaging services. We provide imaging services primarily to hospitals and other healthcare providers on a shared and full-time service basis, in addition to operating a growing number of free-standing imaging centers. Our principal sources of revenue are derived from magnetic resonance imaging (MRI) and positron emission tomography (PET) services. In the first six months of 2004, MRI services and PET services generated 74% and 17% of our revenues, respectively. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day operations. We had 482 diagnostic imaging systems, including 361 MRI systems and 51 PET or PET/CT systems, and 1,358 clients in 43 states at June 30, 2004.

Approximately 88% of our revenues for the first six months ended June 30, 2004 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients’ receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. These contracts average approximately three years in length and often contain automatic renewal provisions. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Our pricing is also influenced by competitive market pressures.

Approximately 12% of our revenues for the six months ended June 30, 2004 were generated by providing services directly to patients from our sites located at or near hospital or other healthcare provider facilities, which we refer to as retail revenues. Our revenues from these sites are generated from direct billings to patients or their third-party payors, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

We have recently seen an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers, or OEM’s, selling systems directly to certain of our clients. Typically, OEM’s target our higher scan volume clients. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace these higher volume scan clients typically with lower volume clients. As a result, we expect our 2004 MRI revenues to decline compared to 2003 levels and we believe that MRI revenues from our shared service operations will continue to decline in future years.

The principal components of our operating costs, excluding depreciation, are compensation paid to technologists and drivers, system maintenance costs, medical supplies, system transportation and technologists’ travel costs. Because a majority of these expenses are fixed, increased revenues as a result of higher scan volumes per system significantly improves our margins while lower scan volumes result in lower margins.

The principal components of our selling, general and administrative expenses are sales force compensation, marketing costs, corporate overhead costs, provision for doubtful accounts, and equity interest earnings in unconsolidated partnerships.

For the six months ended June 30, 2004, we recorded $0.2 million in non-cash stock-based compensation primarily as a result of amending certain stock option agreements in June 2001 and May 2004 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value. These options vest on the eighth anniversary of the grant date if the option holder is still our employee, but the vesting accelerates if we meet the operating performance targets specified in the option agreements. On June 20, 2001, our compensation committee authorized us to enter into amended option agreements to reduce the performance targets for the performance options. On May 18, 2004, our compensation committee authorized us to enter into a second amendment to the option agreements to further reduce the performance targets for the outstanding performance options. As a result, if we achieve the reduced performance targets but do not achieve the previous performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, we would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the respective amendment exceeded the option’s exercise price. Under the first amendment, we estimate that we could incur an additional $0.1 million to $0.5 million in the aggregate of non-cash stock-based compensation charges over the next 1½ years. Under the second amendment, we estimate that we could incur an additional $0.1 million to $0.2 million in the aggregate of non-cash stock-based compensation charges over the next five years. These charges, however, may not be evenly distributed over each of these respective periods or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees.

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

Results of Operations

The following table shows our condensed consolidated statements of income as a percentage of revenues:

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Operating expenses, excluding depreciation	46.4	49.8	47.2	50.1
Selling, general and administrative expenses	11.6	9.6	11.1	10.1
Minority interest expense	0.6	0.6	0.5	0.7
Employment agreement costs	1.6	1.1	0.8	0.7
Severance and related costs	1.4	—	0.8	—
Non-cash stock-based compensation	0.4	0.1	0.4	0.1
Depreciation expense	17.7	18.0	17.6	18.8
Amortization expense	0.6	0.8	0.7	0.8
Interest expense, net of interest income	10.6	9.9	10.7	10.0
Other (income) and expense, net	(0.1)	(0.1)	(0.1)	(0.1)
Total costs and expenses	90.8	89.8	89.7	91.2
Income before income taxes	9.2	10.2	10.3	8.8
Income tax expense (benefit)	3.8	(0.5)	4.3	1.2
Net income	5.4%	10.7%	6.0%	7.6%

The table below provides scan-based MRI statistical information:

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
MRI scan-based
Average number of scan-based MRI systems	307.5	293.9	308.2	295.0
Scans per system per day	9.5	9.7	9.5	9.6
Total number of MRI scans	209,700	207,400	417,300	409,400
Price per scan	$363.7	$353.7	$364.7	$354.0

Following are the components of revenue:

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Scan-based MRI	$76.2	$73.4	$152.2	$144.9
PET	13.5	19.5	25.4	37.2
Non-scan based MRI and other	15.6	16.6	30.5	33.0
Total	$105.3	$109.5	$208.1	$215.1

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

Revenue increased $4.2 million, or 3.9%, to $109.5 million in the second quarter of 2004 compared to $105.3 million in the second quarter of 2003 primarily due to higher PET revenue, higher non scan-based revenue and other revenue, offset by lower scan-based MRI revenue. PET revenue in the second quarter of 2004 increased $6.0 million, or 44.7%, compared to the second quarter of 2003, primarily due to an increase in the number of PET systems in service. Non scan-based MRI revenue and other revenue in the second quarter of 2004 increased $1.0 million, or 6.6%, primarily due to higher short-term MRI rental revenue and higher management contract revenue due to growth in unconsolidated joint ventures. Scan-based MRI revenue in the second quarter of 2004 decreased $2.8 million, or 3.8%, compared to the second quarter of 2003, primarily as a result of a 1.1% decrease in our MRI scan volume, a 2.7% decrease in the average MRI price per scan and a decrease in the average number of scan-based systems in operation. The average price per MRI scan decreased to $353.7 per scan in the second quarter of 2004 compared to $363.7 per scan in the second quarter of 2003. The average number of scan-based MRI systems decreased to 293.9 in the second quarter of 2004 from 307.5 in the second quarter of 2003.

We had 361 MRI systems at June 30, 2004 compared to 362 MRI systems at June 30, 2003. We had 51 PET or PET/CT systems at June 30, 2004 compared to 35 PET systems at June 30, 2003.

Operating expenses, excluding depreciation, increased $5.6 million, or 11.5%, to $54.5 million in the second quarter of 2004 compared to $48.9 million in the second quarter of 2003. Compensation and related employee expenses increased $2.7 million, or 11.1%, primarily as a result of an increase in technologists’ wage rates and the number of employees necessary to support new systems in operation. Medical supplies increased $0.7 million, or 17.5%, primarily as a result of an increase in the number of PET or PET/CT systems in operation, which use a radiopharmaceutical as a component of the scan. Maintenance costs increased $0.6 million, or 6.5%, primarily due to an increase in the average repair cost per system and an increase in the number of systems in service. Outside medical services increased $0.4 million, or 24.9%, primarily as a result of an increase in outside radiologists services associated with PET. Licenses, taxes and fees expense increased $0.4 million, or 54.5%, primarily due to an increase in property taxes. Management contract expense increased $0.4 million, or 21.0%, primarily as a result of an increase in expenses related to growth in unconsolidated joint ventures. All other operating expenses, excluding depreciation, increased $0.4 million, or 6.5%. Operating expenses, excluding depreciation, as a percentage of revenue, increased to 49.8% in the second quarter of 2004 from 46.4% in the second quarter of 2003 as a result of the factors described above.

Selling, general and administrative expenses decreased $1.7 million, or 13.7%, to $10.5 million in the second quarter of 2004 compared to $12.2 million in the second quarter of 2003. Compensation and related employee expenses increased $0.6 million, or 7.5%, primarily due to increases in sales and marketing costs. This increase was offset by a decrease in the provision for doubtful accounts of $0.9 million, or 99.4%, primarily as a result of the collection of higher than normal amounts of aged accounts receivable in the second quarter of 2004. The provision for doubtful accounts decreased 0.8% in the second quarter of 2004 to approximately zero percent of revenue compared to 0.8% of revenue in the second quarter of 2003. All other selling, general and administrative expenses decreased $1.4 million, or 39.8%, primarily due to an increase in equity interest earnings from unconsolidated joint ventures. Selling, general and administrative expenses as a percentage of revenue were 9.6% and 11.6% in the second quarter of 2004 and 2003, respectively.

Minority interest expense remained relatively constant in both the second quarters of 2004 and 2003 at $0.6 million, or 0.6% of revenue.

We recorded employment agreement expenses of $1.2 million in the second quarter of 2004 related to an employment agreement with our former chief financial officer and payments under an amendment to an employment agreement with our former chairman of the board. We recorded employment agreement expenses of $1.7 million in the second quarter of 2003 related to payments under an amendment to an employment agreement with our former chairman of the board. We expect to incur approximately $1.0 million of costs over the remaining 11-month term of the amended employment agreement with our former chairman of the board. We do not expect to incur any further costs relating to the employment agreement with our former chief financial officer.

We recorded severance and related costs of $1.5 million in the second quarter of 2003 primarily related to severance and settlement payments made as a result of reductions-in-force.

We recorded non-cash stock-based compensation of $0.1 and $0.4 million in the second quarter of 2004 and 2003, respectively, as a result of amending certain stock option agreements in June 2001 and May 2004 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value.

Depreciation expense increased $1.1 million, or 5.7%, to $19.8 million in the second quarter of 2004 compared to $18.7 million in the second quarter of 2003, primarily due to an increase in the number of PET or PET/CT systems, which have a shorter depreciable life than MRIs, as well as the change in estimate of new MRI system useful lives from eight years to seven years in the third quarter of 2003.

Amortization expense increased $0.2 million, or 29.8%, to $0.9 million in the second quarter of 2004 compared to $0.7 million in the second quarter of 2003.

Interest expense, net, decreased $0.3 million, or 2.8%, to $10.8 million in the second quarter of 2004 compared to $11.1 million in the second quarter of 2003, primarily due to lower average debt balances.

In the second quarter of 2004, we recorded an income tax benefit of $0.6 million, which was 5.2% of our pretax income. This effective tax rate was lower than statutory rates primarily due to the reversal of income tax reserves of $5.1 million primarily related to the favorable outcome of examinations of our 1998 and 1999 federal income tax returns and a favorable final IRS determination letter related to the treatment of an income item in a federal income tax return of one of our subsidiaries. The provision for income taxes in the second quarter of 2003 was $4.0 million, resulting in an effective tax rate of 41.5%. This effective tax rate was higher than statutory rates primarily as a result of state income taxes.

Our net income was $11.7 million, or $0.24 per share on a diluted basis, in the second quarter of 2004 compared to $5.7 million, or $0.12 per share on a diluted basis, in the second quarter of 2003.

Six Months Ended June 30, 2004 Compared to June 30, 2003

Revenue increased $7.0 million, or 3.4%, to $215.1 million in the first six months of 2004 compared to $208.1 million in the first six months of 2003, primarily due to higher PET revenue and higher non scan-based MRI revenue and other revenue, offset by lower scan-based MRI revenue. PET revenue in the first six months of 2004 increased $11.8 million, or 46.5%, compared to the first six months of 2003 primarily as a result an increase in the number of PET systems in service. Non scan-based MRI revenue and other revenue in the first six months of 2004 increased $2.5 million, or 8.2%, primarily due to higher short-term MRI rental revenue and higher management contract revenue due to growth in unconsolidated joint ventures. Scan-based MRI revenue in the first six months of 2004 decreased $7.3 million, or 4.8%, primarily as a result of a 1.9% decrease in our MRI scan volume, a 2.9% decrease in the average MRI price per scan and a decrease in the average number of scan-based systems in operation. The average price per MRI scan decreased to $354.0 per scan in the first six months of 2004 compared to $364.7 per scan in the first six months of 2003. The average number of scan-based MRI systems decreased to 295.0 in the first six months of 2004 from 308.2 in the first six months of 2003.

We had 361 MRI systems at June 30, 2004 compared to 362 MRI systems at June 30, 2003. We had 51 PET or PET/CT systems at June 30, 2004 compared to 35 PET systems at June 30, 2003.

Operating expenses, excluding depreciation, increased $9.6 million, or 9.8%, to $107.8 million in the first six months of 2004 compared to $98.2 million in the first six months of 2003. Compensation and related employee expenses increased $4.2 million, or 8.4%, primarily as a result of an increase in technologists’ wage rates and the number of employees necessary to support new systems in operation. Medical supplies increased $1.5 million, or 21.3%, primarily as a result of an increase in the number of PET systems in operation, which use a radiopharmaceutical as a component of the scan. Maintenance costs increased $1.6 million, or 8.4%, primarily due to an increase in the average repair cost per system and an increase in the number of systems in service. Outside medical services increased $1.2 million, or 34.7%, primarily as a result of an increase in outside radiologists services associated with PET. Management contract expenses increased $1.2 million, or 35.3%, primarily as a result of an increase in expenses related to growth in unconsolidated joint ventures. All other operating expenses, excluding depreciation, decreased $0.1 million, or 0.4%. Operating expenses, excluding depreciation, as a percentage of revenue, increased to 50.1% in the first six months of 2004 from 47.2% in the first six months of 2003 as a result of the factors described above.

Selling, general and administrative expenses decreased $1.5 million, or 6.5%, to $21.7 million in the first six months of 2004 compared to $23.2 million in the first six months of 2003. Compensation and related employee expenses increased $1.1 million, or 7.0%, primarily due to increases in sales and marketing costs. This increase was offset by a decrease in the provision for doubtful accounts of $0.7 million, or 60.8%, primarily as a result of the collection of higher than normal amounts of aged accounts receivable in the first six months of 2004. The provision for doubtful accounts decreased as a percentage of revenue to 0.2% in the first six months of 2004 compared to 0.6% in the corresponding period of 2003. All other selling, general and administrative expenses decreased $1.9 million, or 29.1%, primarily due to an increase in equity interest earnings from unconsolidated joint ventures. Selling, general and administrative expenses as a percentage of revenue were 10.1% and 11.1% in the first six months of 2004 and 2003, respectively.

Minority interest expense increased $0.3 million, or 26.4%, to $1.4 million in the first six months of 2004 compared to $1.1 million in the first six months of 2003.

We recorded employment agreement expenses of $1.5 million in the first six months of 2004 related to an employment agreement with our former chief financial officer and payments under an amendment to an employment agreement with our former chairman of the board. We recorded employment agreement expenses of $1.7 million in the first six months of 2003 related to payments under an amendment to an employment agreement with our former chairman of the board. We expect to incur approximately $1.0 million of costs over the remaining 11-month term of the amended employment agreement with our former chairman of the board. We do not expect to incur any further costs relating to the employment agreement with our former chief financial officer.

We recorded severance and related costs of zero and $1.7 million in the first six months of 2004 and 2003, respectively, primarily related to severance and settlement payments made as a result of reductions-in-force.

We recorded non-cash stock-based compensation of $0.2 and $0.8 million in the first six months of 2004 and 2003, respectively, as a result of amending certain stock option agreements in June 2001 and May 2004 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value.

Depreciation expense increased $4.0 million, or 11.0%, to $40.6 million in the first six months of 2004 compared to $36.6 million in the first six months of 2003, principally due to an increase in the number of PET or PET/CT systems, which have a shorter depreciable life than MRIs, as well as the change in estimate of new MRI system useful lives from eight years to seven years in the third quarter of 2003.

Amortization expense increased $0.4 million, or 29.7%, to $1.8 million in the second quarter of 2004 compared to $1.4 million in the first six months of 2003.

Interest expense, net, decreased $0.8 million, or 3.6%, to $21.4 million in the first six months of 2004 compared to $22.2 million in the first six months of 2003, primarily due to lower average debt balances.

In the first six months of 2004, we recorded a provision for income taxes of $2.5 million, which was 13.4% of our pretax income. This effective tax rate was lower than statutory rates primarily due to the reversal of income tax reserves of $5.1 million primarily related to the favorable outcome of examinations of our 1998 and 1999 federal income tax returns and a favorable final IRS determination letter related to the treatment of an income item in a federal income tax return of one of our subsidiaries. The provision for income taxes in the first six months of 2003 was $8.9 million, resulting in an effective tax rate of 41.5%. This effective tax rate was higher than statutory rates primarily as a result of state income taxes.

Our net income was $16.3 million, or $0.34 per share on a diluted basis, in the first six months of 2004 compared to $12.5 million, or $0.26 per share on a diluted basis, in the first six months of 2003.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. Cash provided from operating activities totaled $61.0 million and $59.6 million in the first six months of 2004 and 2003, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI and PET scans, the price we can charge our clients for providing our services and the costs to us of providing these services. In addition, as of June 30, 2004, we had $146.2 million of available borrowings under our revolving line of credit.

Our primary use of capital resources is to fund capital expenditures. We incur capital expenditures for the purposes of:

•       purchasing new systems;

•       replacing less advanced systems with new systems;

•       providing upgrades of our MRI systems and upgrading our corporate infrastructure for future growth; and

•       purchasing systems upon termination of operating leases.

Capital expenditures totaled $43.8 million and $50.5 million in the first six months of 2004 and 2003, respectively. During the first six months of 2004, we purchased 11 MRI systems, eight PET/CT systems, two CT systems and one SPECT system, including replacement systems. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts and the development of fixed-site centers, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2004 and to finance substantially all of these purchases with our available cash, cash provided by operating activities, our revolving line of credit and equipment leases. We expect capital expenditures to total approximately $80 million to $85 million in 2004.

We believe that, based on current levels of operations, our cash provided by operating activities, together with other available sources of liquidity, including borrowings available under our revolving loan facility, will be sufficient over the next one to two years to fund anticipated capital expenditures and make required payments of principal and interest on our debt.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Instruments with Characteristics of Both

Liabilities and Equity” (“SFAS 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB deferred implementation of paragraphs 9 and 10 of SFAS 150 regarding parent company treatment of minority interest for certain limited life entities and certain other mandatorily redeemable financial instruments. This deferral is for an indefinite period. The adoption of SFAS 150 did not have a material impact on our financial position or results of operations.

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104 clarifies existing guidance regarding revenues for contracts which contain multiple deliverables to make it consistent with Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The adoption of SAB 104 did not have a material impact on our revenue recognition policies, nor our financial position or results of operations.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly in the section entitled “Liquidity and Capital Resources,” and elsewhere in this quarterly report on Form 10-Q, are “forward-looking statements,” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as results of operations and financial condition, capital expenditures, the consummation of acquisitions and financing transactions and the effect of such transactions on our business and our plans and objectives for future operations and expansion are examples of forward-looking statements. In some cases you can identify these statements by forward-looking words like “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “predict,” “continue” or similar words. These forward-looking statements are subject to risks and uncertainties which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. These risks and uncertainties include factors affecting our leverage, including fluctuations in interest rates, the risk that the counter-parties to our interest rate swap agreements fail to satisfy their obligations under these agreements, our ability to incur financing, the effect of operating and financial restrictions in our debt instruments, the accuracy of our estimates regarding our capital requirements, the effect of intense levels of competition in our industry, changes in the healthcare regulatory environment, our ability to keep pace with technological developments within our industry, and other risks and uncertainties, including those enumerated and described under “Risk Factors” in our Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 2003. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by us.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We sell our services exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

Our interest expense is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our indebtedness has interest rates which are variable. The recorded carrying amount of our long-term debt under our credit agreement approximates fair value as these borrowings have variable rates that reflect currently available terms and conditions for similar debt. To decrease the risk associated with interest rate increases, we entered into interest rate swap agreements for a portion of this variable rate debt. These swaps are designated as cash flow hedges of variable future cash flows associated with our long-term debt.

These swap agreements have notional amounts of $56.8 million and $46.8 million at June 30, 2004. Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15% and 3.89%, respectively. The net effect of the hedges is to record interest expense at fixed rates of 5.53% and 6.27%, respectively, as the debt incurs interest based on three-month LIBOR plus 2.38%. The swap agreements mature in the second quarter of 2007.

The swap agreements have been designated as cash flow hedges of variable future cash flows associated with our long term debt. In accordance with SFAS 133, the swaps are recorded at fair value. On a quarterly basis, the fair value of the swaps will be determined based on quoted market prices and, assuming perfect effectiveness, the difference between the fair value and the book value of the swaps will be recognized in other comprehensive income, a component of shareholders’ equity. Any ineffectiveness of the swaps is required to be recognized in earnings.

The outstanding interest rate swaps expose us to credit risk in the event that the counterparties to the agreements do not or cannot meet their obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreements. The counterparties to the swaps are major financial institutions and we expect the counterparties to be able to perform their obligations under the swaps. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short-term maturities.

ITEM 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries. These unconsolidated entities are not considered material to our consolidated financial position or results of operations.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          The Annual Meeting of Stockholders of Alliance Imaging, Inc. was held on May 25, 2004.

(b)         The following nominees were elected as Class III Directors for a three-year term expiring at the 2007 Annual Meeting: Michael W. Michelson, James C. Momtazee and Edward L. Samek. The Class I Directors, James H. Greene Jr. and Anthony B. Helfet, whose terms expire at the 2006 Annual Meeting, and the Class II Directors, Neil F. Dimick, Henry R. Kravis and Paul S. Viviano, whose terms expire at the 2005 Annual Meeting, continue to serve on our Board of Directors.

(c)          Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposal and Vote Tabulation

	Votes Cast			Broker
	For	Against	Abstain	Non-votes
Approval of the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2004	46,846,881	639,877	1,200	—

Election of Directors

Director	Votes Received	Votes Withheld
Michael W. Michelson	45,093,083	2,394,875
James C. Momtazee	45,073,333	2,414,625
Edward L. Samek	47,327,573	160,385

ITEM 5.   OTHER INFORMATION

On July 1, 2004, we announced that R. Brian Hanson will become our executive vice president and chief financial officer effective July 26, 2004.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Alliance.(7)

3.2	Amended and Restated By-laws of Alliance.(7)
4.1	Indenture dated as of April 10, 2001 by and between the Registrant and the Bank of New York with respect to $260 million aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2011.(5)
4.2	Credit Agreement dated as of November 2, 1999, as amended.(5)
4.3	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(7)
4.4	Second Amendment dated as of June 10, 2002 to Credit Agreement.(8)
10.1	The 1999 Equity Plan for Employees of Alliance and Subsidiaries including the forms of option agreements used thereunder, as amended.(5)
10.2	The Alliance 1997 Stock Option Plan, including form of option agreement used thereunder, as amended.(5)
10.3	The Three Rivers Holding Corp. 1997 Stock Option Plan, as amended.(5)
10.4	Alliance Directors’ Deferred Compensation Plan, as amended.(6)
10.5	2003 Incentive Plan(9)
10.6	Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(1)
10.7	Agreement Not to Compete dated as of July 23, 1999 between Alliance and Richard N. Zehner.(1)
10.8	Amendment to Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(2)
10.9	Amendment to Employment Agreement dated as of December 31, 1997 between Alliance and Richard N. Zehner.(3)
10.10	Second Amendment to Employment Agreement dated as of February 5, 1998 between Alliance and Richard N. Zehner.(3)
10.11	Employment Agreement dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.12	Agreement Not to Compete dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.13	Amended and Restated Employment Agreement dated June 6, 1994 between Alliance and Terry A. Andrues.(5)
10.14	Amended and Restated Employment Agreement dated as of June 6, 1994 between Alliance and Cheryl A. Ford.(5)
10.15	Employment Agreement dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.16	Agreement Not to Compete dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.17	Employment Agreement dated as of January 1, 2003 between Alliance and Paul S. Viviano.(9)
10.18	Agreement Not to Compete dated as of January 1, 2003 between Alliance and Paul S. Viviano.(9)
10.19	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(9)

10.20	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(9)
10.21	Form of Stockholder’s Agreement.(5)
10.22	Agreement and Plan of Merger dated as of September 13, 1999 between Alliance and View Acquisition Corporation, as amended.(5)
10.23	Registration Rights Agreement dated as of November 2, 1999.(5)
10.24	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.25	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.26	Form of Indemnification Agreement.(6)
10.27	Amendment to Employment Agreement, Non-Qualified Stock Option Agreement and Non-Compete Agreement, dated as of May 21, 2003, between Alliance and Richard N. Zehner.(10)
10.28	Amendment to Amended and Restated Employment Agreement, dated as of May 9, 2003, between Alliance and Cheryl A. Ford.(10)
10.29	Amendment to Employment Agreement and Stockholders’ Agreement, dated March 29, 2004 by and between Alliance, Viewer Holdings, LLC and Kenneth S. Ord.(12)
21.1	List of subsidiaries.(11)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(13)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(13)

(1)   Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-2, No. 333-33817.

(2)          Incorporated by reference herein to the indicated Exhibit in response to Item 14(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(3)          Incorporated by reference herein to the indicated Exhibit in response to Item 14(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(4)          Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(5)          Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-4, No. 333-60682, as amended.

(6)          Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1, No. 333-64322, as amended.

(7)          Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(8)          Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(9)          Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10)   Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(11)   Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(12)   Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(13)   Filed herewith

(b)          Reports on Form 8-K in the second quarter of 2004:

On May 6, 2004, we filed a Form 8-K containing a press release issued on May 5, 2004, which sets forth our results of operations for the quarter ended March 31, 2004.

On July 6, 2004, we filed a Form 8-K containing a press release issued on July 1, 2004, announcing that R. Brian Hanson will become our executive vice president and chief financial officer effective July 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance Imaging, Inc.
August 9, 2004	By:	/s/ Paul S. Viviano
Paul S. Viviano
President and Chief Executive Officer
(Principal Executive Officer)
August 9, 2004	By:	/s/ R. Brian Hanson
R. Brian Hanson
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
August 9, 2004	By:	/s/ Howard K. Aihara
Howard K. Aihara
Vice President and Corporate Controller
(Principal Accounting Officer)