Form 10-Q
period 2004-09-30
ALLIANCE IMAGING INC /DE/
filed 2004-11-09
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 29, 2004:

Common Stock, $.01 par value, 48,783,846 shares

ALLIANCE IMAGING, INC.
FORM 10-Q
September 30, 2004

Index

Page
PART I—FINANCIAL INFORMATION
Item 1—Financial Statements:
Condensed Consolidated Balance Sheets December 31, 2003 and September 30, 2004 (Unaudited)	2
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) Quarter and nine months ended September 30, 2003 and 2004 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows Nine months ended September 30, 2003 and 2004 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3—Quantitative and Qualitative Disclosures about Market Risk	20
Item 4—Controls and Procedures	21
PART II—OTHER INFORMATION
Item 1—Legal Proceedings	22
Item 2—Changes in Securities and Use of Proceeds	22
Item 3—Defaults Upon Senior Securities	22
Item 4—Submission of Matters to a Vote of Security Holders	22
Item 5—Other Information	22
Item 6—Exhibits and Reports on Form 8-K	22
SIGNATURES	26

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	December 31, 2003	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$20,931	$44,772
Accounts receivable, net of allowance for doubtful accounts	45,276	48,078
Deferred income taxes	15,783	15,783
Prepaid expenses	2,718	3,667
Other receivables	2,975	3,405
Total current assets	87,683	115,705
Equipment, at cost	677,089	718,070
Less accumulated depreciation	(324,458)	(360,525)
Equipment, net	352,631	357,545
Goodwill	122,992	122,992
Other intangible assets, net	30,953	29,025
Deferred financing costs, net	12,313	10,204
Deposits and other assets	21,604	18,618
Total assets	$628,176	$654,089
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,993	$21,697
Accrued compensation and related expenses	9,832	14,401
Accrued interest payable	7,076	13,727
Income taxes payable	10,137	1,167
Other accrued liabilities	19,660	22,989
Current portion of long-term debt	4,927	5,236
Total current liabilities	67,625	79,217
Long-term debt, net of current portion	316,320	289,175
Senior subordinated notes	260,000	260,000
Minority interests and other liabilities	3,292	4,478
Deferred income taxes	51,737	66,372
Total liabilities	698,974	699,242
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock	480	487
Paid-in-capital deficit	(19,822)	(16,689)
Accumulated other comprehensive income (loss)	—	(724)
Accumulated deficit	(51,456)	(28,227)
Total stockholders’ deficit	(70,798)	(45,153)
Total liabilities and stockholders’ deficit	$628,176	$654,089

See accompanying notes.

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenues	$105,660	$109,760	$313,728	$324,887
Costs and expenses:
Operating expenses, excluding depreciation	49,742	54,832	147,913	162,640
Selling, general and administrative expenses	11,900	10,336	35,098	32,033
Minority interest expense	251	524	1,384	1,956
Employment agreement costs	471	275	2,125	1,790
Severance and related costs	139	627	1,855	627
Non-cash stock-based compensation	418	63	1,254	259
Impairment charges	73,225	—	73,225	—
Depreciation expense	19,955	19,832	56,559	60,466
Amortization expense	676	885	2,029	2,640
Interest expense, net of interest income	10,851	11,192	33,074	32,620
Other (income) and expense, net	—	(473)	(243)	(600)
Total costs and expenses	167,628	98,093	354,273	294,431
Income (loss) before income taxes	(61,968)	11,667	(40,545)	30,456
Income tax expense (benefit)	(11,292)	4,701	(2,402)	7,227
Net income (loss)	$(50,676)	$6,966	$(38,143)	$23,229
Other comprehensive income, net of tax:
Net income (loss)	$(50,676)	$6,966	$(38,143)	$23,229
Unrealized loss on hedging transaction	—	(601)	—	(724)
Other comprehensive income (loss), net of tax	$(50,676)	$6,365	$(38,143)	$22,505
Earnings (loss) per common share:
Basic	$(1.06)	$0.14	$(0.80)	$0.48
Diluted	$(1.06)	$0.14	$(0.80)	$0.48
Weighted average number of shares of common stock:
Basic	47,929	48,344	47,835	48,169
Diluted	47,929	48,943	47,835	48,562

See accompanying notes.

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2003	2004
Operating activities:
Net income (loss)	$(38,143)	$23,229
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	2,002	322
Non-cash stock-based compensation	1,254	259
Depreciation and amortization	58,588	63,106
Impairment charges	73,225	—
Amortization of deferred financing costs	2,265	2,279
Distributions greater than (less than) equity in undistributed income of investee	340	(1,310)
Deferred income taxes	(5,082)	15,117
Gain on sale of equipment	(264)	(600)
Changes in operating assets and liabilities:
Accounts receivable	(3,739)	(3,124)
Prepaid expenses	(829)	(949)
Other receivables	115	(430)
Other assets	(223)	(2,067)
Accounts payable	(2,897)	5,704
Accrued compensation and related expenses	1,522	4,569
Accrued interest payable	6,593	6,651
Income taxes payable	(161)	(8,970)
Other accrued liabilities	1,187	3,329
Minority interests and other liabilities	785	(20)
Net cash provided by operating activities	96,538	107,095
Investing activities:
Equipment purchases	(69,648)	(68,950)
(Increase) decrease in deposits on equipment	(4,722)	4,386
Acquisitions, net of cash received	(10,981)	—
Investment in unconsolidated joint ventures	—	(145)
Proceeds from sale of assets	1,165	5,580
Net cash used in investing activities	(84,186)	(59,129)
Financing activities:
Principal payments on equipment debt	(5,297)	(4,762)
Proceeds from equipment debt	—	4,176
Proceeds from revolving loan facility	10,000	—
Principal payments on term loan facility	(29,875)	(26,250)
Payments of debt issuance costs	(170)	(170)
Proceeds from issuance of common stock	348	50
Proceeds from exercise of employee stock options	231	2,831
Net cash used in financing activities	(24,763)	(24,125)
Net (decrease) increase in cash and cash equivalents	(12,411)	23,841
Cash and cash equivalents, beginning of period	31,413	20,931
Cash and cash equivalents, end of period	$19,002	$44,772
Supplemental disclosure of cash flow information:
Interest paid	$24,374	$23,812
Income taxes paid, net of refunds	2,841	777
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$974	$262
Capital lease obligations assumed for the purchase of equipment	7,001	—
Capital lease obligations transferred for the sale of equipment	(1,139)	—
Other comprehensive loss from hedging transaction	—	(724)

See accompanying notes.

ALLIANCE IMAGING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)
(dollars in thousands, except per share amounts)

1.   Basis of Presentation, Principles of Consolidation, and Use of Estimates

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2003.

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

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS 148, requires presentation of pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the third quarter of 2003 and third quarter of 2004, respectively: risk-free interest rates of 3.43% and 3.76%; no dividend yield; volatility factors of the expected market price of the Company’s common stock of 86.3% and 42.6%; and a weighted-average expected life of the options of 6.50 years in each quarter. The Company used the following weighted-average assumptions for the first nine months of 2003 and 2004, respectively: risk-free interest rates of

3.25% and 3.32%; no dividend yield; volatility factors of the expected market price of the Company’s common stock of 78.0% and 53.4%; and a weighted-average expected life of the options of 6.50 years and 5.68 years. The weighted-average fair value of options granted during the third quarter of 2003 and 2004 is $2.66 and $2.01, respectively, and $3.32 and $1.99 in the first nine months of 2003 and 2004, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ expected vesting period. Had compensation cost for the Company’s stock option plan been determined based on the estimated fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS 123 utilizing the Black-Scholes option-pricing model, the Company’s net income and basic and diluted earnings per share for the periods ended below, would have approximated the pro forma amounts indicated below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income (loss):
As reported	$(50,676)	$6,966	$(38,143)	$23,229
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	245	37	734	154
Add (deduct): Stock-based compensation expense determined under fair value based method, net of related tax effects	(293)	(265)	32	(881)
Pro forma net income (loss)	$(50,724)	$6,738	$(37,377)	$22,502
Basic earnings (loss) per share:
As reported	$(1.06)	$0.14	$(0.80)	$0.48
Pro forma	(1.06)	0.14	(0.78)	0.47
Diluted earnings (loss) per share:
As reported	(1.06)	0.14	(0.80)	0.48
Pro forma	(1.06)	0.14	(0.78)	0.46

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

Revenue Recognition—In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104 clarifies existing guidance regarding revenues for contracts which contain multiple deliverables to make it consistent with Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” The adoption of SAB 104 did not have a material impact on the Company’s revenue recognition policies, nor its financial position or results of operations.

4.   Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2003	$122,992
Additions to goodwill during the period	—
Balance at September 30, 2004	$122,992

Intangible assets consisted of the following:

	December 31, 2003			September 30, 2004
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, net	Amount	Amortization	Assets, net
Amortizing intangible assets:
Customer contracts	$40,426	$(12,480)	$27,946	$40,426	$(14,766)	$25,660
Other	2,890	(1,536)	1,354	3,223	(1,890)	1,333
Total amortizing intangible assets	$43,316	$(14,016)	$29,300	$43,649	$(16,656)	$26,993
Intangible assets not subject to amortization			$1,653			$2,032
Total other intangible assets			$30,953			$29,025

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

Amortization expense for intangible assets subject to amortization was $676 and $885 for the quarters ended September 30, 2003 and 2004, respectively, and $2,029 and $2,640 for the nine months ended September 30, 2003 and 2004, respectively. The intangible assets not subject to amortization represent certificate of needs and regulatory authority rights which have indefinite useful lives.

Estimated annual amortization expense for each of the fiscal years ending December 31 is presented below:

2004	$3,521
2005	3,504
2006	3,444
2007	3,227
2008	3,016

5.   Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31,	September 30,
	2003	2004
Accrued systems rental and maintenance costs	$2,472	$2,643
Accrued site rental fees	1,795	1,656
Accrued property tax and sales tax payable	7,125	8,133
Accrued equipment payments	1,274	564
Accrued self-insurance expense	3,072	4,328
Other accrued expenses	3,922	5,665
Total other accrued liabilities	$19,660	$22,989

6.   Long-Term Debt

Long-term debt consisted of the following:

	December 31,	September 30,
	2003	2004
Term loan facility	$307,125	$280,875
Senior subordinated notes	260,000	260,000
Equipment debt	14,122	13,536
Long-term debt, including current portion	581,247	554,411
Less current portion	4,927	5,236
Long-term portion	$576,320	$549,175

7.   Non-Cash Stock-Based Compensation

In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company’s common stock, of which 47,500 options are outstanding at September 30, 2004. The exercise prices of these options and the fair value of the Company’s common stock on the grant date were $5.60 and $9.52 per share, respectively. Compensation expense of $50 will be recognized on a straight-line basis over the remaining vesting period of the options. The Company recorded non-cash stock-based compensation of $18 and $6 in the quarters ended September 30, 2003 and 2004, respectively, and $54 and $42 in the first nine months of 2003 and 2004, respectively, with an offset to paid-in-capital deficit.

On June 20, 2001, the Company’s compensation committee authorized the Company to amend the option agreements under its 1999 Equity Plan to reduce the performance targets for the performance options. On May 18, 2004, the Company’s compensation committee authorized the Company to make a second amendment to the option agreements under its 1999 Equity Plan to further reduce the performance targets for the outstanding performance options. These options vest on the eighth anniversary of the grant date if the option holder is still an employee, but the vesting accelerates if the Company meets the operating performance targets specified in the option agreements. As a result of the amendments, if the Company achieves the reduced performance targets but does not achieve the previous performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, the Company would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the respective amendment exceeded the option’s exercise price. Under the first amendment, management estimates that the Company could incur an additional $100 to $500 in the aggregate of these non-cash stock-based compensation charges over the next 1 1/4 years. Under the second amendment, management estimates that the Company could incur an additional $100 to $200 in the aggregate of these non-cash stock-based compensation charges over the next 4 3/4 years. These charges, however, may not be evenly distributed over each of these respective periods or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees.

For the quarters ended September 30, 2003 and 2004, the Company recorded $400 and $57, respectively, in non-cash stock-based compensation as a result of these amendments. For the nine months ended September 30, 2003 and 2004, the Company recorded $1,200 and $217, respectively, in non-cash stock-based compensation as a result of these amendments.

8.   Accumulated Other Comprehensive Income (Loss)

In the second quarter of 2004, the Company entered into interest rate swap agreements, with notional amounts of $56,813 and $46,813 to hedge the future cash interest payments associated with a portion of the Company’s variable rate bank debt. These agreements mature in the second quarter of 2007. Under these arrangements, the Company receives three-month London Interbank Offered Rate (“LIBOR”) and pays a fixed rate of 3.15% and 3.89%, respectively. The net effect of the hedges is to record interest expense at fixed rates of 5.53% and 6.27%, respectively, as the debt incurs interest based on three-month LIBOR plus 2.38%. For the quarter ended September 30, 2004, the Company recorded net interest expense on the swap of $564. The Company has designated these swaps as cash flow hedges of variable future cash flows associated with its long-term debt. The Company recognized a loss, net of tax, of $601 and $724 based on the change in fair value of these instruments for the third quarter and nine months ended September 30, 2004, respectively. The Company will continue to record subsequent changes in the fair value of the swaps through other comprehensive income during the period these instruments are designated as hedges.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS No. 133. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate.

9.   Income Taxes

For the quarter and nine months ended September 30, 2004, the Company recorded income tax expense of $4,701 and $7,227, respectively. The third quarter 2004 effective income tax rate was 40.3% of the Company’s pretax income, which was higher than federal statutory rates primarily as a result of state income taxes. For the nine months ended September 30, 2004, the effective income tax rate was 23.7%, which was lower than federal statutory rates due to the reversal of income tax reserves of $5,099 primarily related to the favorable outcome of examinations of the Company’s 1998 and 1999 federal income tax returns and a favorable final IRS determination letter related to the treatment of an income item in a federal income tax return of one of the Company’s subsidiaries.

For the quarter and nine months ended September 30, 2003, the Company recorded an income tax benefit of $11,292 and $2,402, or 18.2% and 5.9%, of the Company’s pretax loss, respectively. The Company recorded a lower than statutory income tax benefit because a portion of the impairment charges discussed in Note 10 related to non-deductible goodwill.

10.   Impairment Charge

In 2003, the Company saw an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers selling systems directly to certain of the Company’s clients. This caused an increase in the number of the Company’s clients deciding not to renew its contracts, and as a result, the Company’s MRI revenues have declined. These events triggered an acceleration of the review of the recoverability of the carrying value of certain equipment, goodwill, and other intangible assets in the third quarter of 2003 according to the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”) (“SFAS 144”) and Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Due to the factors noted above, in the third quarter of 2003 and nine months ending September 30, 2003, the Company recognized a non-cash impairment charge totaling $73,225 associated with goodwill and other intangible assets and certain equipment in accordance with the provisions of SFAS 142 and 144, and an impairment of an investment in a joint venture, the components of which are described in more detail below.

In the third quarter and nine months ended September 30, 2003, the Company recorded an impairment charge of $41,916 under SFAS 142 related to goodwill and an impairment charge of $802 under SFAS 144 related to certain customer contract intangible assets.

In the third quarter of 2003, the Company evaluated the recoverability of the carrying amount of certain long-lived assets, specifically its 1.0 Tesla and 0.2 Tesla MRI systems, as a result of the decline in client demand for these systems. An impairment is assessed when the undiscounted expected future cash flows derived from the asset is less than its carrying amount. The Company used its best judgment based upon the most current facts and circumstances when applying these impairment rules. Based upon the analysis performed on the 1.0 Tesla and 0.2 Tesla MRI systems, an impairment charge of $22,793 was recognized to reduce certain of these assets to their fair market value as of September 30, 2003. The Company revised its estimate of residual values on all of its MRI equipment from 20% to 10%. In addition, the Company changed its estimate of useful lives of 1.5 Tesla MRI systems from 8 years to 7 years. Both of these changes in estimates are being recognized on a prospective basis beginning in the fourth quarter of 2003.

In the third quarter of 2003, the Company recognized a $7,714 impairment charge relating to an other than temporarily decline in the fair value of the Company’s investment in a joint venture. The Company concluded that its investment was other than temporarily impaired because the Company’s carrying value of the investment exceeded the calculated fair value of the investment and the prospects of recovery were considered weak. The fair value of the investment was based upon the Company’s best estimate of the expected future cash flows of the joint venture.

11.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Numerator:
Net income (loss)	$(50,676)	$6,966	$(38,143)	$23,229
Denominator:
Denominator for basic earnings per share—weighted-average shares	47,929	48,344	47,835	48,169
Effect of dilutive securities:
Employee stock options	—	599	—	393
Denominator for diluted earnings per share—adjusted weighted-average shares	47,929	48,943	47,835	48,562
Earnings per common share:
Basic	$(1.06)	$0.14	$(0.80)	$0.48
Diluted	$(1.06)	$0.14	$(0.80)	$0.48
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	3,704	607	4,338	3,241
Average exercise price per share that exceeds average market price of common stock	$6.37	$11.28	$6.30	$6.44

12.   Commitments and Contingencies

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

The Company guarantees a portion of a loan on behalf of an unconsolidated investee under an agreement executed prior to 2002. The maximum potential future payment under this financial guarantee is $331 at September 30, 2004. The Company has not recorded an obligation for this guarantee.

13.   Related-Party Transactions

The Company recorded management fees payable to Kohlberg Kravis Roberts & Co. (“KKR”) of $163 and $488 for each of the quarters and nine months ended September 30, 2003 and 2004, respectively, and will continue to receive financial advisory services from KKR on an ongoing basis.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading national provider of diagnostic imaging services. We provide imaging services primarily to hospitals and other healthcare providers on a shared and full-time service basis, in addition to operating a growing number of free-standing imaging centers. Our principal sources of revenue are derived from magnetic resonance imaging (MRI) and positron emission tomography (PET) services. In the first nine months of 2004, MRI services and PET services generated 73% and 18% of our revenues, respectively. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day operations. We had 481 diagnostic imaging systems, including 362 MRI systems and 53 PET or PET/CT systems, and 1,342 clients in 43 states at September 30, 2004.

Approximately 88% of our revenues for the first nine months ended September 30, 2004 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients’ receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. These contracts average approximately three years in length and often contain automatic renewal provisions. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Our pricing is also influenced by competitive market pressures and reimbursement practices.

In November 2004, the Center for Medicare and Medicaid Studies announced a 21% reduction in PET hospital reimbursement rates effective January 1, 2005.  Although the effect of this rate reduction is unclear, this could have a significant negative impact on our PET revenues.  Our healthcare provider clients on whom we depend for the majority of our revenues generally rely on reimbursement from third-party payors.   Because unfavorable reimbursement policies may constrict the profit margins of the hospitals and clinics we bill directly, we may need to lower our fees to retain existing PET clients and attract new ones.

Approximately 12% of our revenues for the nine months ended September 30, 2004 were generated by providing services directly to patients from our sites located at or near hospital or other healthcare provider facilities, which we refer to as retail revenues. Our revenues from these sites are generated from direct billings to patients or their third-party payors, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

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

The principal components of our operating costs, excluding depreciation, are compensation paid to technologists and drivers, including travel costs, system maintenance costs, medical supplies, system transportation and fuel costs. Because a majority of these expenses are fixed, increased revenues as a result of higher scan volumes per system significantly improves our margins while lower scan volumes result in lower margins.

The principal components of our selling, general and administrative expenses are sales force compensation, marketing costs, corporate overhead costs, provision for doubtful accounts, and equity interest earnings in unconsolidated partnerships.

For the nine months ended September 30, 2004, we recorded $0.3 million in non-cash stock-based compensation primarily as a result of amending certain stock option agreements in June 2001 and May 2004 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value. One-half of the options granted under our 1999 Equity Plan are “performance options.”  These options vest on the eighth anniversary of the grant date if the option holder is still our employee, but the vesting accelerates if we meet the operating performance targets specified in the option agreements. On June 20, 2001, our compensation committee authorized us to enter into amended option agreements to reduce the performance targets for the performance options. On May 18, 2004, our compensation committee authorized us to enter into a second amendment to the option agreements to further reduce the performance targets for the outstanding performance options. As a result, if we achieve the reduced performance targets but do not achieve the previous performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, we would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the respective amendment exceeded the option’s exercise price. Under the first amendment, we estimate that we could incur an additional $0 to $0.5 million in the aggregate of non-cash stock-based compensation charges over the next 1 1/4 years. Under the second amendment, we estimate that we could incur an additional $0.1 million to $0.2 million in the aggregate of non-cash stock-based compensation charges over the next 4 3/4 years. These charges, however, may not be evenly distributed over each of these respective periods or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees.

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

Results of Operations

The following table shows our condensed consolidated statements of income as a percentage of revenues:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Operating expenses, excluding depreciation	47.1	50.0	47.2	50.0
Selling, general and administrative expenses	11.3	9.4	11.2	9.9
Minority interest expense	0.2	0.5	0.4	0.6
Employment agreement costs	0.4	0.2	0.7	0.5
Severance and related costs	0.1	0.6	0.6	0.2
Non-cash stock-based compensation	0.4	0.0	0.4	0.1
Impairment charges	69.3	—	23.3	—
Depreciation expense	18.9	18.1	18.0	18.6
Amortization expense	0.6	0.8	0.7	0.8
Interest expense, net of interest income	10.3	10.2	10.5	10.1
Other income and expense, net	—	(0.4)	(0.1)	(0.2)
Total costs and expenses	158.6	89.4	112.9	90.6
Income (loss) before income taxes	(58.6)	10.6	(12.9)	9.4
Income tax expense (benefit)	(10.6)	4.3	(0.7)	2.3
Net income (loss)	(48.0)%	6.3%	(12.2)%	7.1%

The table below provides scan-based MRI statistical information:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
MRI scan-based
Average number of scan-based MRI systems	308.1	291.7	308.2	293.9
Scans per system per day	9.54	9.73	9.49	9.65
Total number of MRI scans	211,090	204,318	628,370	613,766
Price per scan	$357.62	$360.26	$362.32	$356.09

Following are the components of revenue (in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Scan-based MRI	$75.5	$73.6	$227.7	$218.6
PET	15.1	20.2	40.5	57.4
Non-scan based MRI and other	15.1	16.0	45.5	48.9
Total	$105.7	$109.8	$313.7	$324.9

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

Revenue increased $4.1 million, or 3.9%, to $109.8 million in the third quarter of 2004 compared to $105.7 million in the third quarter of 2003 primarily due to higher PET revenue and higher non-scan based MRI revenue, offset by lower scan-based MRI revenue. PET revenue in the third quarter of 2004 increased $5.1 million, or 33.6%, compared to the third quarter of 2003 primarily due to an increase in our base PET business and an increase in the number of PET systems in service. Non-scan based MRI revenue and other revenue in the third quarter of 2004 increased $0.9 million, or 6.0%, primarily due to higher MRI fixed-fee and short-term MRI rental revenue. Scan-based MRI revenue in the third quarter of 2004 decreased $1.9 million, or 2.5%, compared to the third quarter of 2003 primarily as a result of a 3.2% decrease in our MRI scan volume, partially offset by a 0.7% increase in the average MRI price per scan. The decrease in MRI scan volume was primarily due to a decrease in the average number of scan-based systems in service, to 291.7 systems in the third quarter of 2004 from 308.1 systems in the third quarter of 2003, partially offset by an increase in the average scans per system per day to 9.73 in the third quarter of 2004 from 9.54 in the third quarter of 2003. The average price per MRI scan increased to $360.26 per scan in the third quarter of 2004 from $357.62 per scan in the third quarter of 2003.

We had 362 MRI systems at September 30, 2004 compared to 365 MRI systems at September 30, 2003. We had 53 PET or PET/CT systems at September 30, 2004 compared to 38 PET or PET/CT systems at September 30, 2003.

Operating expenses, excluding depreciation, increased $5.1 million, or 10.2%, to $54.8 million in the third quarter of 2004 compared to $49.7 million in the third quarter of 2003. Compensation and related employee expenses increased $2.4 million, or 9.8%, primarily as a result of an increase in technologists’ wage rates and the number of technologists necessary to support new PET/CT systems in operation. Maintenance costs increased $0.8 million, or 8.1%, primarily due to an increase in the average maintenance cost per system and an increase in the number of PET/CT systems in service. Medical supplies increased $0.7 million, or 17.9%, primarily as a result of an increase in the number of PET/CT systems in operation, which use a radiopharmaceutical as a component of the PET scan. Management contract expense increased $0.4 million, or 15.8%, primarily as a result of an increase in expenses of unconsolidated joint ventures. Licenses, taxes and fees expense increased $0.3 million, or 49.4%, primarily due to an increase in property taxes. All other operating expenses, excluding depreciation, increased $0.5 million, or 6.0%. Operating expenses, excluding depreciation, as a percentage of revenue, increased to 50.0% in the third quarter of 2004 from 47.1% in the third quarter of 2003 as a result of the factors described above.

Selling, general and administrative expenses decreased $1.6 million, or 13.1%, to $10.3 million in the third quarter of 2004 compared to $11.9 million in the third quarter of 2003. The provision for doubtful accounts decreased $1.0 million, or 115%, primarily as a result of higher than normal collections of older accounts receivable. The provision for doubtful accounts decreased to (0.1%) of revenue in the third quarter of 2004 compared to 0.8% of revenue in the third quarter of 2003. Professional services decreased $0.8 million, or 36.1% primarily due to a decrease in management consulting expenses. All other selling, general and administrative expenses decreased $1.8 million, or 63.6%, primarily due to equity interest earnings from unconsolidated joint ventures. These decreases were offset by an increase in compensation and related employee expenses of $2.0 million, or 32.7%, primarily due to increases in sales, business development, and management infrastructure and an increase in bonus expenses.  Selling, general and administrative expenses as a percentage of revenue were 9.4% and 11.3% in the third quarter of 2004 and 2003, respectively.

Minority interest expense increased $0.2 million to $0.5 million, or 0.5% of revenue, in the third quarter of 2004 from $0.3 million, or 0.2% of revenue, in the third quarter of 2003.

We recorded employment agreement expenses of $0.3 million and $0.5 million in the third quarters of 2004 and 2003, respectively, related to an amendment to an employment agreement with our former chairman of the board. We expect to incur approximately $0.7 million of costs over the remaining 8-month term of the amended employment agreement with our former chairman of the board.

We recorded severance and related costs of $0.6 million in the third quarter of 2004 primarily for severance costs associated with reductions-in-force due to our consolidation of operating in 10 geographic regions to 6 geographic regions and a further consolidation of our retail billing and scheduling functions. We recorded severance and related costs of $0.1 million in the third quarter of 2003.

We recorded non-cash stock-based compensation of $0.1 million and $0.4 million in the third quarter of 2004 and 2003, respectively, as a result of amending certain stock option agreements in June 2001 and May 2004 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value.

Depreciation expense decreased $0.1 million, or 0.6%, to $19.8 million in the third quarter of 2004 compared to $19.9 million in the third quarter of 2003.

Amortization expense increased $0.2 million, or 30.9%, to $0.9 million in the third quarter of 2004 compared to $0.7 million in the third quarter of 2003.

Interest expense, net, increased $0.3 million, or 3.1%, to $11.2 million in the third quarter of 2004 compared to $10.9 million in the third quarter of 2003. This increase was due to higher average interest rates on our term loans because we entered into interest rate swap agreements in the second quarter of 2004 to hedge against future interest rate increases on a portion of our term loans. This increase was partially offset by a reduction in interest expense due to a lower average debt balance in the third quarter of 2004 compared to the third quarter of 2003.

For the quarter ended September 30, 2004, we recorded income tax expense of $4.7 million, which was 40.3% of our pretax income. This effective tax rate was higher than federal statutory rates primarily due to state income taxes. For the quarter ended September 30, 2003, the Company recorded an income tax benefit of $11.3 million, or 18.2% of our pretax loss. We recorded a lower than statutory income tax benefit because a portion of the asset impairment charges related to non-deductible goodwill.

Our net income was $7.0 million, or $0.14 per share on a diluted basis, in the third quarter of 2004 compared to a net loss of $(50.7) million, or $(1.06) per share on a diluted basis, in the third quarter of 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenue increased $11.2 million, or 3.6%, to $324.9 million in the first nine months of 2004 compared to $313.7 million in the first nine months of 2003, primarily due to higher PET revenue and higher non-scan based MRI revenue and other revenue, offset by lower scan-based MRI revenue. PET revenue in the first nine months of 2004 increased $16.9 million, or 41.7%, compared to the first nine months of 2003 primarily due to an increase in our base PET business and an increase in the number of PET systems in service. Non-scan based MRI revenue and other revenue in the first nine months of 2004 increased $3.4 million, or 7.4%, primarily due to higher MRI fixed-fee and short-term MRI rental revenue. Scan-based MRI revenue in the first nine months of 2004 decreased $9.1 million, or 4.0%, primarily as a result of a 2.3% decrease in our MRI scan volume and a 1.7% decrease in the average MRI price per scan. The decrease in MRI scan volume was primarily due to a decrease in the average number of scan-based systems in service, to 293.9 systems in the first nine months of 2004 from 308.2 systems in the first nine months of 2003, partially offset by an increase in the average scans per system per day to 9.65 in the first nine months of 2004 from 9.49 in the first nine months of 2003. The average price per MRI scan decreased to $356.09 per scan in the first nine months of 2004 from $362.32 per scan in the first nine months of 2003.

We had 362 MRI systems at September 30, 2004 compared to 365 MRI systems at September 30, 2003. We had 53 PET or PET/CT systems at September 30, 2004 compared to 38 PET or PET/CT systems at September 30, 2003.

Operating expenses, excluding depreciation, increased $14.7 million, or 10.0%, to $162.6 million in the first nine months of 2004 compared to $147.9 million in the first nine months of 2003. Compensation and related employee expenses increased $6.6 million, or 8.9%, primarily as a result of an increase in technologists’ wage rates and the number of technologists necessary to support new PET/CT systems in operation. Maintenance costs increased $2.4 million, or 8.3%, primarily due to an increase in the average maintenance cost per system and an increase in the number of PET/CT systems in service. Medical supplies increased $2.2 million, or 20.2%, primarily as a result of an increase in the number of PET/CT systems in operation, which use a radiopharmaceutical as a component of the PET scan. Management contract expenses increased $1.5 million, or 27.3%, primarily as a result of an increase in expenses of unconsolidated joint ventures. Outside medical services increased $1.3 million, or 24.1%, primarily as a result of an increase in outside radiologists services associated with PET. All other operating expenses, excluding depreciation, increased $0.7 million, or 3.0%. Operating expenses, excluding depreciation, as a percentage of revenue, increased to 50.0% in the first nine months of 2004 from 47.2% in the first nine months of 2003 as a result of the factors described above.

Selling, general and administrative expenses decreased $3.1 million, or 8.7%, to $32.0 million in the first nine months of 2004 compared to $35.1 million in the first nine months of 2003. The provision for doubtful accounts decreased $1.7 million, or 83.9%, primarily as a result of higher than normal collections of older accounts receivable. The provision for doubtful accounts decreased as a percentage of revenue to 0.1% in the first nine months of 2004 compared to 0.6% in the corresponding period of 2003. Professional services decreased $0.5 million, or 12.4%, primarily due to a decrease in management consulting expenses. These decreases were offset by an increase in compensation and related employee expenses of $3.0 million, or 14.2%, primarily due to increases in sales, business development, and management infrastructure, and an increase in bonus expenses. All other selling, general and administrative expenses decreased $3.9 million, or 54.2% primarily due to equity interest earnings from unconsolidated joint ventures. Selling, general and administrative expenses as a percentage of revenue were 9.9% and 11.2% in the first nine months of 2004 and 2003, respectively.

Minority interest expense increased $0.6 million, or 41.3%, to $2.0 million in the first nine months of 2004 compared to $1.4 million in the first nine months of 2003.

We recorded employment agreement expenses of $1.8 million in the first nine months of 2004 related to an employment agreement with our former chief financial officer and payments under an amendment to an employment agreement with our former chairman of the board. We recorded employment agreement expenses of $2.1 million in the first nine months of 2003 related to payments under an amendment to an employment agreement with our former chairman of the board. We expect to incur approximately $0.7 million of costs over the remaining 8-month term of the amended employment agreement with our former chairman of the board.

We recorded severance and related costs of $0.6 million in the first nine months of 2004 primarily for severance costs associated with reductions-in-force due to our consolidation of operating in 10 geographic regions to 6 geographic regions and a further consolidation of our retail billing and scheduling functions. We recorded severance and related costs of $1.9 million in the first nine months of 2003 primarily related to severance and settlement payments made as a result of reductions-in-force.

We recorded non-cash stock based compensation of $0.3 and $1.3 million in the first nine months of 2004 and 2003, respectively, as a result of amending certain stock option agreements in June 2001 and May 2004 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value.

Depreciation expense increased $3.9 million, or 6.9%, to $60.5 million in the first nine months of 2004 compared to $56.6 million in the first nine months of 2003, principally due to an increase in the number of PET and PET/CT systems which have a shorter depreciable life than MRIs, as well as the change in estimate of new MRI system useful lives from eight years to seven years in the third quarter of 2003.

Amortization expense increased $0.6 million, or 30.1%, to $2.6 million in the first nine months of 2004 compared to $2.0 million in the first nine months of 2003.

Interest expense, net, decreased $0.5 million, or 1.4%, to $32.6 million in the first nine months of 2004 compared to $33.1 million in the first nine months of 2003. This decrease was primarily due to lower average debt balances, offset by higher average interest rates on our variable rate term loans because we entered into interest rate swap agreements in the second quarter of 2004 to hedge against future interest rate increases on a portion of our variable rate term loans.

In the first nine months of 2004, we recorded a provision for income taxes of $7.2 million, which was 23.7% of our pretax income. This effective tax rate was lower than statutory rates primarily due to the reversal of income tax reserves of $5.1 million primarily related to the favorable outcome of examinations of our 1998 and 1999 federal income tax returns and a favorable final IRS determination letter related to the treatment of an income item in a federal income tax return of one of our subsidiaries. In the first nine months of 2003, we recorded an income tax benefit of $2.4 million, which was 5.9% of our pretax loss. We recorded a lower than statutory income tax benefit because a portion of the impairment charges recorded in 2003 related to non-deductible goodwill.

Our net income was $23.2 million, or $0.48 per share on a diluted basis, in the first nine months of 2004 compared to a net loss of $(38.1) million, or $(0.80) per share on a diluted basis, in the first nine months of 2003.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. Cash provided by operating activities totaled $107.1 million and $96.5 million in the first nine months of 2004 and 2003, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI and PET scans, the price we can charge our clients for providing our services, and the costs to us of providing these services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. We believe that the number of days of revenue outstanding for our accounts receivable, which was 43 days as of December 31, 2003 and 44 days as of September 30, 2004, is among the more favorable in the healthcare services industry. In addition, as of September 30, 2004, we had $145.5 million of available borrowings under our revolving line of credit. As of September 30, 2004, we were in compliance with all of the financial covenants required by our credit agreement.

Our primary use of capital resources is to fund capital expenditures. We incur capital expenditures for the purposes of:

•  purchasing new systems;

•  replacing less advanced systems with new systems;

•  providing upgrades of our MRI systems and upgrading our corporate infrastructure for future growth; and

•  purchasing systems upon termination of operating leases.

Capital expenditures totaled $69.0 million and $69.6 million in the first nine months of 2004 and 2003, respectively. During the first nine months of 2004, we purchased 22 MRI systems, 10 PET/CT systems, two CT systems and two other imaging systems, including replacement systems. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts and the development of fixed-site centers, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2004 and to finance substantially all of these purchases with our available cash, cash provided by operating activities, our revolving line of credit and equipment leases. We expect capital expenditures to total approximately $80 million to $85 million in 2004.

We believe that, based on current levels of operations, our cash provided by operating activities, together with other available sources of liquidity, including borrowings available under our revolving loan facility, will be sufficient over the next one to two years to fund anticipated capital expenditures and make required payments of principal and interest on our debt.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB deferred implementation of paragraphs 9 and 10 of SFAS 150 regarding parent company treatment of minority interest for certain limited life entities and certain other mandatorily redeemable financial instruments. This deferral is for an indefinite period. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.

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

These swap agreements have notional amounts of $56.8 million and $46.8 million at September 30, 2004. Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15% and 3.89%, respectively. The net effect of the hedges is to record interest expense at fixed rates of 5.53% and 6.27%, respectively, as the debt incurs interest based on three-month LIBOR plus 2.38%. For the quarter ended September 30, 2004, we recorded net interest expense on the swap of $0.6 million. The swap agreements mature in the second quarter of 2007.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 26, 2004, we sold and issued to R. Brian Hanson, Executive Vice President and Chief Financial Officer, 11,933 shares of our common stock for a purchase price of $4.19 per share in a private placement. Mr. Hanson paid cash in full for these shares at the fair market value of the shares. The proceeds from this transaction was $49,999. No underwriter or placement agent was involved in the transaction. The sale of shares was made pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance on, among other facts, Mr. Hanson’s financial sophistication and access to information and the absence of general solicitation or advertising.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Alliance. (7)
3.2	Amended and Restated By-laws of Alliance. (7)
4.1	Indenture dated as of April 10, 2001 by and between the Registrant and the Bank of New York with respect to $260 million aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2011. (5)
4.2	Credit Agreement dated as of November 2, 1999, as amended. (5)
4.3	Specimen certificate for shares of common stock, $.01 par value, of Alliance. (7)
4.4	Second Amendment dated as of June 10, 2002 to Credit Agreement. (8)
10.1	The 1999 Equity Plan for Employees of Alliance and Subsidiaries including the forms of option agreements used thereunder, as amended. (5)
10.2	The Alliance 1997 Stock Option Plan, including form of option agreement used thereunder, as amended. (5)
10.3	The Three Rivers Holding Corp. 1997 Stock Option Plan, as amended. (5)
10.4	Alliance Directors’ Deferred Compensation Plan, as amended. (6)

10.5	2003 Incentive Plan (9)
10.6	Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner. (1)
10.7	Agreement Not to Compete dated as of July 23, 1999 between Alliance and Richard N. Zehner. (1)
10.8	Amendment to Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner. (2)
10.9	Amendment to Employment Agreement dated as of December 31, 1997 between Alliance and Richard N. Zehner. (3)
10.10	Second Amendment to Employment Agreement dated as of February 5, 1998 between Alliance and Richard N. Zehner. (3)
10.11	Employment Agreement dated as of January 19, 1998 between Alliance and Kenneth S. Ord. (4)
10.12	Agreement Not to Compete dated as of January 19, 1998 between Alliance and Kenneth S. Ord. (4)
10.13	Amended and Restated Employment Agreement dated June 6, 1994 between Alliance and Terry A. Andrues. (5)
10.14	Amended and Restated Employment Agreement dated as of June 6, 1994 between Alliance and Cheryl A. Ford. (5)
10.15	Employment Agreement dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr. (3)
10.16	Agreement Not to Compete dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr. (3)
10.17	Employment Agreement dated as of January 1, 2003 between Alliance and Paul S. Viviano. (9)
10.18	Agreement Not to Compete dated as of January 1, 2003 between Alliance and Paul S. Viviano. (9)
10.19	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano. (9)
10.20	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano. (9)
10.21	Form of Stockholder’s Agreement. (5)
10.22	Agreement and Plan of Merger dated as of September 13, 1999 between Alliance and View Acquisition Corporation, as amended. (5)
10.23	Registration Rights Agreement dated as of November 2, 1999. (5)
10.24	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP. (5)
10.25	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP. (5)

10.26	Form of Indemnification Agreement. (6)
10.27	Amendment to Employment Agreement, Non-Qualified Stock Option Agreement and Non-Compete Agreement, dated as of May 21, 2003, between Alliance and Richard N. Zehner. (10)
10.28	Amendment to Amended and Restated Employment Agreement, dated as of May 9, 2003, between Alliance and Cheryl A. Ford. (10)
10.29	Amendment to Employment Agreement and Stockholders’ Agreement, dated March 29, 2004 by and between Alliance, Viewer Holdings, LLC and Kenneth S. Ord. (12)
21.1	List of subsidiaries. (11)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (13)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

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

(13)   Filed herewith

(b)   Reports on Form 8-K in the third quarter of 2004:

On July 6, 2004, we filed a Form 8-K containing a press release issued on July 1, 2004, announcing that R. Brian Hanson will become our executive vice president and chief financial officer effective July 26, 2004.

On August 10, 2004, we filed a Form 8-K containing a press release issued on August 9, 2004, announcing our results of operations for the quarter and six months ended June 30, 2004 and raising guidance for full year 2004.

On September 14, 2004, we filed a Form 8-K containing a press release issued on September 8, 2004, announcing that effective September 8, 2004, Henry R. Kravis resigned from the our Board of Directors. The resignation of Mr. Kravis from our Board of Directors did not involve any disagreement with us. On September 8, 2004, our Board of Directors appointed Adam H. Clammer as a Class I director to fill the vacancy crated by the resignation of Mr. Kravis. Mr. Clammer is a director of Kohlberg Kravis Roberts & Co., L.P., an investment firm.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE, IMAGING, INC.

November 9, 2004	By:	/s/ PAUL S. VIVIANO
Paul S. Viviano
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

November 9, 2004	By:	/s/ R. BRIAN HANSON
R. Brian Hanson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 9, 2004	By:	/s/ HOWARD K. AIHARA
Howard K. Aihara
Vice President and Corporate Controller
(Principal Accounting Officer)