Form 10-K
period 2004-12-31
ALLIANCE IMAGING INC /DE/
filed 2005-03-09
CIK 817135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 1-16609

ALLIANCE IMAGING, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0239910
(State of other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

1900 S. State College Blvd., Suite 600 Anaheim, California  92806
(Address of principal executive office) (Zip Code)

Registrant’s telephone number, including area code: (714) 688-7100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class

Common Stock, Par Value $0.01

Name of each Exchange on which Registered

New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004, based upon the closing price of the Common Stock as reported by the New York Stock Exchange on such date, was $59,497,164.

The number of shares outstanding of Common Stock, par value $0.01, as of February 25, 2005 was 49,141,446 shares.

Documents Incorporated by Reference

The Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 24, 2005 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

Item 1. Business.

General

We are a leading national provider of shared-service and fixed-site diagnostic imaging services, based upon annual revenue and number of systems deployed. For the fiscal year ended December 31, 2004, 73% of our revenues were derived from magnetic resonance imaging, or MRI, and 18% were derived from positron emission tomography and positron emission tomography/computed tomography, or PET and PET/CT. Unless the context otherwise requires, the words “we” “us” and “our” as used in this Form 10-K refers to Alliance Imaging, Inc. and our direct and indirect subsidiaries. We provide imaging services primarily to hospitals and other healthcare providers on a shared and full-time service basis, in addition to operating a growing number of fixed-site imaging centers primarily in partnerships with hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day operations. We also offer ancillary services including marketing support, education and training and billing assistance. We had 478 diagnostic imaging systems, including 362 MRI systems and 54 PET or PET/CT systems, and served over 1,000 clients in 43 states at December 31, 2004. Of these 478 diagnostic imaging systems, 61 were located in fixed-sites, which constitutes systems installed in hospitals or other buildings on hospital campuses, medical groups’ offices, or medical buildings and retail sites. Of these fixed-sites, 52 were included in our MRI systems count.

We typically deliver our services through exclusive, long-term contracts with hospitals and other healthcare providers which generally require them to pay us monthly, based on the number of scans we perform. These contracts average approximately three years in length and often contain automatic renewal provisions. For the year ended December 31, 2004, we received approximately 87% of our revenues from direct billing of our clients.

Our clients, primarily small-to-mid-sized hospitals, contract with us to provide diagnostic imaging systems and services in order to:

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

Significant 2004 Corporate Events

On March 30, 2004, we announced the retirement of Kenneth S. Ord, executive vice president and chief financial officer. Mr. Ord served as our executive vice president and chief financial officer since November 1998.

On July 26, 2004, R. Brian Hanson joined us as executive vice president and chief financial officer. Mr. Hanson has extensive financial and operations experience. Most recently, Mr. Hanson held various positions with Fisher Scientific International Inc., including chief operating officer and chief financial officer of the Healthcare Division. Prior to this, Mr. Hanson was the vice president of finance and chief financial officer of Culligan Water Conditioning.

On October 1, 2004, we announced the promotion of Andrew P. Hayek to president in addition to his role as chief operating officer. Mr. Hayek joined the company in April 2003 as executive vice president and chief operating officer. Mr. Hayek is responsible for company-wide sales, marketing, business development, human resources and operations, including both mobile operations and fixed-site imaging center operations.

During December 2004, we entered into and completed various debt related transactions in order to lower our overall borrowings costs by attempting to retire our $260.0 million 10 3/8% senior subordinated notes due 2011 (the “10 3/8% Notes”) through a cash tender offer (the “Tender Offer”). We entered into a third amendment to our credit agreement which revised our Tranche C term loan facility (“Tranche C1”) resulting in incremental borrowings of $154.0 million, decreased the borrowing rate from the London InterBank Offered Rate (“LIBOR”) plus 2.375% to LIBOR plus 2.25%  and decreased the maximum amount of availability under our existing revolving loan facility from $150.0 million to $70.0 million. We also issued $150.0 million of 7 1/4% senior subordinated notes due 2012 (the “7 1/4% Notes”) in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended. We used the proceeds from these transactions and existing cash to complete the Tender Offer and redeem $256.4 million of the 10 3/8% Notes at a redemption price equal to 113.856% of the principal amount, together with the accrued interest to the redemption date. We incurred a loss on early retirement of debt of $44.4 million for the tender offer which represents the tender premium and consent payment to redeem the 10 3/8% Notes, write off of unamortized debt issuance costs, and other fees and expenses related to the redemption of the 10 3/8% Notes.

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

•       MRI’s safety when compared to other diagnostic imaging technologies, because it does not use potentially harmful radiation; and

•       increased overall demand for healthcare services, including diagnostic services, for the aging population.

PET and PET/CT

PET is a nuclear medicine procedure that produces images of the body’s metabolic and biologic functions. PET can provide earlier detection of certain cancers, coronary diseases or neurologic problems than other diagnostic imaging systems. It is also useful for the monitoring of these conditions. PET can detect the presence of disease at an early stage. The ability of PET technology to measure metabolic activity assists in the identification of lesions and the assessment of organ health. A growing body of clinical research supports PET as a diagnostic tool for cancer diagnosis, staging, and treatment monitoring. The recent expansion of Centers for Medicare & Medicaid Services (“CMS”) coverage has driven the growth of PET. Since 1998, the diagnosis, staging, and restaging of lung, esophageal, colorectal, breast, head and neck cancers, lymphoma, and melanoma have been approved by CMS for reimbursement. Effective September 15, 2004, CMS expanded national PET reimbursement coverage to include PET scans for diagnosis and treatment of dementia and neurodegenerative diseases. On January 28, 2005, Medicare issued a national coverage determination providing for expanded national PET reimbursement coverage for brain, cervical, ovarian, pancreatic, small lung cell, and testicular cancer. Under this national coverage determination, PET is to be covered for detection of pre-treatment metastases in newly diagnosed cervical cancer, as well as for brain, ovarian, pancreatic, small cell lung, and testicular cancers, where provided as part of certain types of clinical trials.

An emerging technology is the combined PET/CT system. A PET/CT system fuses together the results of a PET and computed tomography (“CT”) scan at the scanner level. The PET portion of the scan detects the metabolic signal of cancer cells and the CT portion of the scan provides a detailed image of the internal anatomy that reveals the location, size and shape of abnormal cancerous growths.

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

Imaging Settings

MRI, PET and other diagnostic imaging services are typically provided in one of the following settings:

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

Our Competitive Strengths

A Leading National Provider of Shared-Service and Fixed-Site MRI and PET and PET/CT Services

We believe we are a leading national provider of shared-service and fixed-site MRI and PET and PET/CT services, based on annual revenue and number of systems deployed, with 362 MRI systems and 54 PET and PET/CT systems (excluding four systems owned by unconsolidated joint ventures) in operation in 43 states at December 31, 2004. We believe our size allows us to achieve operating, purchasing and administrative efficiencies, including:

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

Exclusive, Long-Term Contracts with a Diverse Client Base

We primarily generate our revenues from exclusive, long-term contracts with hospitals and other healthcare providers. These contracts average approximately three years in length and often have automatic renewal provisions. During 2004, no single client accounted for more than 3% of our revenue.

Reduced Reimbursement Risk

Generally, hospitals, clinics and independent imaging centers bill patients or third-party payors, such as health insurers, for their imaging services. In contrast, for the year ended December 31, 2004 approximately 87% of our revenues were generated by providing services to hospitals and clinics that are obligated to pay us regardless of their receipt of reimbursement from third-party payors. Accordingly, our exposure to uncollectible patient receivables is minimized, as evidenced by our bad debt expense of only 0.2% of revenues for the year ended December 31, 2004. In addition, we believe that the number of days outstanding for our accounts receivable, which was 45 days as of December 31, 2004, is among the more favorable in the healthcare services industry.

Comprehensive Diagnostic Imaging Solution

We offer our clients a comprehensive diagnostic imaging solution which includes our imaging services and ancillary services, such as marketing support, education and training and billing assistance. In some cases, we provide services under our regulatory and licensing approvals for clients when they do not have these approvals. We believe that a comprehensive diagnostic imaging solution is an important factor when potential clients select a diagnostic imaging provider. We also believe that some clients recognize the benefits of our solution and will continue to contract for our diagnostic imaging services or enter into a joint venture with us even if their scan volume may justify the purchase of their own imaging system.

Advanced MRI and PET and PET/CT Systems

Our technologically advanced systems can perform high quality scans more rapidly and can be used for a wider variety of imaging applications than less advanced systems. Approximately 94% of our MRI systems, specifically 1.0 and 1.5 tesla, are equipped with high-strength magnets that allow high-speed imaging. Moreover, technological change in this field is gradual and most of our systems can be upgraded with software and hardware enhancements, which should allow us to continue to provide advanced technology without purchasing entire new systems.

Over the past five years, we also have made a significant investment in PET and PET/CT systems. We acquired our first PET system in 1999 and own 54 PET or PET/CT systems as of December 31, 2004.

Our Services

As of December 31, 2004, we provided our diagnostic imaging services on the following bases:

•       Shared Service.   We offered 54% of our diagnostic imaging systems on a part-time basis. These systems are located in mobile trailers which are transported to our clients’ locations. We schedule deployment of these mobile systems so that multiple clients can share use of the same system. The typical shared-service contract averages approximately three years in length.

•       Full-Time Service.   We offered 32% of our diagnostic imaging systems on a full-time, long-term basis. These systems are located in either mobile units or buildings located at or near a hospital or clinic. Full-time service systems are provided for the exclusive use of a particular hospital or clinic. We typically offer full-time services under contracts that range from five to ten years in length. Our relationships with our higher-volume shared-service clients have, from time to time, evolved into full-time arrangements.

•       Interim and Rental Services.   We offered 14% of our diagnostic imaging systems to clients on an unstaffed basis. These systems are located in mobile trailers which are transported to our clients’ locations. These clients may be unable to maintain the extra capacity to accommodate periods of peak demand for imaging services or may require temporary assistance until they can develop permanent imaging service centers at or near their facilities. Generally, we do not provide technologists to operate our systems in these arrangements.

Contracts and Payment

Our typical shared service MRI contract is exclusive, averages approximately three years in length and often includes an automatic renewal provision. Most of our contracts require a fee for each scan we perform. With other contracts, clients are billed on a fixed-fee basis for a period of time, regardless of the number of scans performed. These fee levels are affected primarily by the number of scans performed, the type of imaging system provided and the length of the contract. To a lesser extent, our revenues are generated from direct billings to patients or their medical payors. We typically reserve the right to reduce a client’s number of service days or terminate an unprofitable contract.

Imaging Systems

As of December 31, 2004, we operated 478 diagnostic imaging systems, comprised of 362 MRI systems, 54 PET and PET/CT systems (excluding four systems owned by unconsolidated joint ventures), 31 computed tomography systems and 31 other systems, substantially all of which we own. Of these 478 diagnostic imaging systems, 61 were located in fixed-sites, which constitutes systems installed in hospitals or other buildings on hospital campuses, medical groups’ offices, or medical buildings and retail sites. Of these fixed-sites, 52 were included in our MRI systems count. We have made significant investments in our systems in an effort to ensure that we maintain the newest, most advanced imaging systems that meet our clients’ needs. Moreover, because we can upgrade most of our current MRI systems, we believe we have reduced the potential for technological obsolescence.

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

Regional Structure

During 2004, we reduced our geographic operating regions from ten to five. The new regions are structured such that all five regions are substantially equal in size and each constitutes more than 10% of our total revenue. We believe we will continue to benefit from our regional managers’ direct contact with and knowledge of the markets we serve, which allows us to address the specific needs of each local operating environment. Each region continues to market, manage, and staff the operation of its imaging systems and is run as a separate profit center responsible for its own revenues, expenses and overhead. To complement this regional arrangement, we continue to have standardized contracts, operating policies, and other procedures, which are implemented nationwide in an effort to ensure quality, consistency and efficiency across all regions. For the purposes of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information”, we have aggregated the results of our five geographic regions into one reportable segment.

System Management and Maintenance

We actively manage deployment of our imaging systems to increase their utilization through the coordinated transportation of our mobile systems using 233 power units. We examine client requirements, route patterns, travel times, fuel costs and system availability in our deployment process. Our mobile shared-service MRI systems are currently scheduled for as little as one-half day and up to seven days per week at any particular client, with an average usage of 1.7 days per week per client. Drivers typically move the systems at night and activate them upon arrival at each client location so that the systems are operational when our technologists arrive.

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

Sales and Marketing

As of December 31, 2004, our national sales force consisted of 35 members who identify and contact potential clients. We also had 51 marketing representatives, as of such date, who are focused on increasing the number of scans performed with our systems by educating physicians about our new imaging applications and service capabilities. The sales force is organized regionally under the oversight of regional vice presidents and senior management. Furthermore, certain of our executive officers and regional vice presidents also spend a portion of their time participating in contract negotiations.

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

We are, and expect to continue to be, subject to competition in our targeted markets from businesses offering diagnostic imaging services, including existing and developing technologies. There are many companies engaged in the shared-serve and fixed-site imaging market, including one national competitor and many smaller regional competitors. While we believe that we had a greater number of diagnostic imaging systems deployed at the end of 2004 than our principal competitors and also had greater revenue from diagnostic imaging services during our 2004 fiscal year than they did, some of our competitors may now or in the future have access to greater resources than we do. We compete with other mobile providers, independent imaging centers, physicians, hospitals, and other healthcare providers that have their own diagnostic imaging systems, and original equipment manufacturers that sell or lease imaging systems to healthcare providers for mobile or full-time use. We may also experience greater competition in states that currently have certificates of need laws should these laws be repealed, thereby reducing barriers to entry in that state.

Employees

As of December 31, 2004, we had 2,083 employees, of whom 1,634 were trained diagnostic imaging technologists, patient coordinators, drivers or other technical support staff. The drivers in a portion of one of our regions, approximately 36 employees, are represented by the Teamsters union as their collective bargaining agent. We believe we have good relationships with our employees.

Regulation

Our business is subject to extensive federal and state government regulation. This includes the federal Anti-Kickback Law and similar state anti-kickback laws, the Stark Law and similar state laws affecting physician referrals, the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996 and similar state laws addressing privacy and security, state unlawful practice of medicine and fee splitting laws, and state certificate of need laws. Although we believe that our operations materially comply with the laws governing our industry, it is possible that non-compliance with existing laws or the adoption of new laws or interpretations of existing laws could adversely affect our financial performance.

Fraud and Abuse Laws; Physician Referral Prohibitions

The healthcare industry is subject to extensive federal and state regulation relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services and payment for services.

In particular, the federal Anti-Kickback Law prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid Programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests, and providing anything at less than its fair market value. In addition, there is no one generally accepted definition of intent for purposes of finding a violation of the Anti-Kickback Law. For instance, one court has stated that an arrangement will violate the Anti-Kickback Law where any party has the intent to unlawfully induce referrals. In contrast, another court has opined that a party must engage in the proscribed conduct with the specific intent to disobey the law in order to be found in violation of the Anti-Kickback Law. The lack of uniform interpretation of the Anti-Kickback Law makes compliance with the law difficult. The penalties for violating the Anti-Kickback Law can be severe. These sanctions include criminal penalties and civil sanctions, including fines, imprisonment and possible exclusion from the Medicare and Medicaid programs.

The Anti-Kickback Law is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Law is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, the U.S. Department of Health and Human Services issued regulations in July of 1991, which the Department has referred to as “safe harbors.” These safe harbor regulations set forth certain provisions which, if met, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Law. Additional safe harbor provisions providing similar protections have been published intermittently since 1991. Our arrangements with physicians, physician practice groups, hospitals, and other persons or entities who are in a position to refer may not fully meet the stringent criteria specified in the various safe harbors. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Law, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Law will be pursued. In addition, the Office of Inspector General of the Department of Health and Human Services (“OIG”) issued a Special Advisory Bulletin on Contractual Joint Ventures in April 2003. The OIG Bulletin stated the Department’s concerns regarding the legality of certain joint contractual arrangements between providers and suppliers of health care items or services. The OIG Bulletin identified characteristics of arrangements the OIG may consider suspect, and focused on arrangements in which a health care provider expands into a related service, through a joint contractual arrangement with an existing supplier of the related service, to service the health care provider’s existing patient population. The OIG noted that such arrangements may be suspect when the provider contracts out all or nearly all aspects of the new venture, including the management, to the existing supplier, and provides only an existing patient base. In the OIG Bulletin, the OIG asserted that the provider’s return on its investment in such circumstances may be viewed as remuneration for the referral of the provider’s federal health care program patients to the supplier, and thus may violate the Anti-Kickback Law.

Although our arrangements may not fall within a safe harbor, we believe that our business arrangements do not violate the Anti-Kickback Law because we are careful to structure our arrangements to reflect fair market value and ensure that the reasons underlying our decision to enter into a business arrangement comport with reasonable interpretations of the Anti-Kickback Law. However, even though we continuously strive to comply with the requirements of the Anti-Kickback Law, liability under the Anti-Kickback Law may still arise because of the intentions of the parties with whom we do business. In addition, we may have Anti-Kickback Law liability based on arrangements established by the entities we have acquired if any of those arrangements involved an intention or actions to exchange remuneration for referrals covered by the Anti-Kickback Law. While we are not aware of any such intentions, we have only limited knowledge regarding the intentions underlying those arrangements. Conduct and business arrangements that do not fully satisfy one of these safe harbor provisions may result in increased scrutiny by government enforcement authorities such as the Office of the Inspector General of the U.S. Department of Health and Human Services, or OIG.

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

In addition, the Ethics in Patient Referral Act of 1989, commonly referred to as the federal physician self-referral prohibition or Stark Law, prohibits physician referrals of Medicare and Medicaid patients for certain designated health services (including MRI and other diagnostic imaging services) to an entity if the physician or an immediate family member has any financial arrangement with the entity and no statutory or regulatory exception applies. The Stark Law also prohibits the entity from billing for any such prohibited referral. Initially, the Stark Law applied only to clinical laboratory services and regulations applicable to clinical laboratory services were issued in 1995. Earlier that same year, the Stark Law’s self-referral prohibition expanded to additional goods and services, including MRI and other imaging services. In 1998, the Centers for Medicare & Medicaid Services, or CMS (formerly known as the Health Care Financing Administration), published proposed rules for the remaining designated health services, including MRI and other imaging services, and in January 2001, CMS published the first phase of the final rule covering the designated health services. Phase one of the final rule became effective on January 4, 2002, except for a provision relating to certain physician payment arrangements, which became effective July 26, 2004. CMS released Phase two of the Stark Law final rule as a final rule comment period on March 23, 2004, with an effective date of July 26, 2004.

A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare or Medicaid Program in violation of the Stark Law is subject to civil monetary penalties of up to $15,000 per bill submission, an assessment of up to three times the amount claimed, and possible exclusion from participation in federal healthcare programs. Bills submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited bill is obligated to refund such amounts.

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

We believe our operations comply with these federal and state physician self-referral prohibition laws. We do not believe we have established any arrangements or schemes involving any service of ours which would violate the Stark Law or the prohibition against schemes designed to circumvent the Stark Law, or any similar state law prohibitions. Because we have financial arrangements with physicians and possibly their immediate family members, and because we may not be aware of all those financial arrangements, we rely on physicians and their immediate family members to avoid making prohibited referrals to us in violation of the Stark Law and similar state laws. If we receive such a prohibited referral which is not covered by exceptions under the Stark Law and applicable state law, our submission of a bill for the referral could subject us to sanctions under the Stark law and applicable state law. Any sanctions imposed on us under the Stark Law or any similar state laws could adversely affect our financial results and our ability to operate our business.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs such as the Medicare and Medicaid Programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment or exclusion from government sponsored programs.

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

Federal False Claims Act

Another trend affecting the healthcare industry is the increased use of the federal False Claims Act and, in particular, actions under the False Claims Act’s “whistleblower” provisions. Those provisions allow a private individual to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. After the individual has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and to become the primary prosecutor. If the government declines to join the lawsuit, then the individual may choose to pursue the case alone, in which case the individual’s counsel will have primary control over the prosecution, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. If the litigation is successful, the individual is entitled to no less than 15%, but no more than 30%, of whatever amount the government recovers. The percentage of the individual’s recovery varies, depending on whether the government intervened in the case and other factors. Recently, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, various states are considering or have enacted laws modeled after the federal False Claims Act. Even in instances when a whistleblower action is dismissed with no judgment or settlement, we may incur substantial legal fees and other costs relating to an investigation. Future actions under the False Claims

Act may result in significant fines and legal fees, which would adversely affect our financial performance and our ability to operate our business.

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

•       Failure to comply with the Anti-Kickback Law or Stark Law.

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

Certificate of Need Laws

In some states, a certificate of need or similar regulatory approval is required prior to the acquisition of high-cost capital items or services, including diagnostic imaging systems or provision of diagnostic imaging services by us or our clients. Certificate of need regulations may limit or preclude us from providing diagnostic imaging services or systems. At present, 17 states in which we operate have certificate of need laws that restrict the supply of MRI machines and other types of advanced medical equipment to certain incumbent providers. Revenue from states with certificate of need regulations represented approximately 43% of our total revenue in 2004.

Certificate of need laws were enacted to contain rising healthcare costs, prevent the unnecessary duplication of health resources, and increase patient access for health services. In practice, certificate of need laws have prevented hospitals and other providers who have been unable to obtain a certificate of need from acquiring new machines or offering new services. In the past 18 years, some states have liberalized exemptions from certificate of need laws, including, for example, Pennsylvania, Nebraska, New York, Ohio and Tennessee. However, this liberalization of certificate of need restrictions has had little impact on our performance. Our current contracts will remain in effect even if the certificate of need states in which we operate modify their certificate of need programs. However, a significant increase in the number of states regulating our business through certificate of need or similar programs could adversely affect us. Conversely, repeal of existing certificate of need regulations in jurisdictions where we have obtained a certificate of need, or certificate of need exemption, also could adversely affect us by allowing competitors to enter our markets. Certificate of need laws are the subject of continuing legislative activity. We are not currently aware of any proposed legislative or regulatory changes to the certificate of need regulations that would have a material affect to our results of operations.

Reimbursement

We derive most of our revenues directly from healthcare providers, such as hospitals, with whom we contract to provide services to their patients. Some of our revenues come from third-party payors,

including government programs such as the Medicare Program, to whom we directly bill. We derive a small percentage of our revenues from direct billings to patients and their third-party payors. Services for which we submit direct billings for Medicare and Medicaid patients typically are reimbursed by contractors on a fee schedule basis and by patients who are responsible for coinsurance. Revenues from all our direct patient billings amounted to approximately 13% of our revenue in 2004.

Our revenues, whether from providers who bill third-party payors directly or from our own direct billings, are impacted by Medicare laws and regulations. As a result of federal cost-containment legislation currently in effect, Medicare generally pays for hospital inpatient services under a prospective payment system based upon a fixed amount for each Medicare patient discharge. Patient discharges are classified into one of many diagnosis related groups, or DRGs, which form the basis of a pre-determined payment amount for inpatient services for most hospitals. The DRG payment amount generally covers all inpatient operating costs, regardless of the services actually provided or the length of the patient’s stay. In addition, because Medicare reimburses a hospital for all services rendered to a Medicare patient (both inpatient and outpatient), a free-standing facility cannot be separately reimbursed for an MRI scan or other procedure performed on the hospital patient. Many state Medicaid Programs have adopted comparable payment policies.

As to hospital outpatient services, on August 1, 2000, CMS implemented a Medicare outpatient prospective payment system, or OPPS, under which services and items furnished in most hospital outpatient departments are reimbursed using a pre-determined amount for each ambulatory payment classification, or APC. Each APC represents procedures or items comparable both clinically and in terms of resources utilized. Unlike typical APCs, new technology APCs are groupings of new services with similar costs, but not necessarily similar clinical characteristics, that are not represented by existing APCs. Hospitals are paid based on procedures performed and items furnished during a patient visit. Certain items and services are paid on a fee schedule, and for certain drugs, biologics and new technologies, hospitals are reimbursed additional amounts. The 2005 update to OPPS , which was announced in November 2004, reclassified several PET procedures into a new technology APC different than that to which they were assigned in 2004. As a result of reclassification, Medicare payment for PET scans provided in hospital outpatient departments will decline from $1,450 to $1,150 in 2005. In general, our average wholesale pricing to hospitals still provides for a profit margin for those hospitals even at the revised Medicare hospital reimbursement rate. CMS delayed assigning these procedures to clinically appropriate APCs, which would be paid according to the median costs of the scans based on claims data, in response to concerns that doing so would reduce payments significantly and hinder beneficiary access to the technology. The shift to clinically appropriate APCs, which would be paid according to the median costs of the scans based on claims data, is expected to occur in 2006.

In December 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, which changes the way Medicare payments are made in many significant ways. For those hospitals with which we contract, changes include revisions to payments for certain drugs, including radiopharmaceutical agents, that were paid as pass-throughs, or additional payment amounts under OPPS, on or before December 31, 2002. This change may result in reduced payments to hospitals for diagnostic scans utilizing radiopharmaceuticals, which may affect our PET contracts with hospitals and our financial performance.

Services for which we bill Medicare directly are paid under the Medicare Physician Fee Schedule. Under MMA, the physician fee schedule payment rates were increased for 2005. The conversion factor, a dollar amount used to calculate payments for various procedures by an established formula, was increased by 1.5% for 2005.

In order for our hospital customers to receive payment from Medicare with respect to our services, our services must be furnished in a “provider-based” organization or facility or be a covered service furnished “under arrangements.” On April 7, 2000, CMS published new rules establishing criteria for being a “provider-based” organization or facility. If our services to hospital customers are not furnished in a “provider-based” setting, the services would not be covered by Medicare unless they are found to be a service furnished “under arrangements” to a hospital. The extent to which “under arrangements” services may be covered by Medicare when they do not meet the “provider-based” standards is unclear. In the Benefits Improvement and Protection Act of 2000, Congress “grandfathered” until October 1, 2002 all sites that were paid as provider-based sites as of October 1, 2000. On November 30, 2001, CMS issued revisions to the regulations, which implemented a number of technical changes but did not address all circumstances, including where services are provided “under arrangements.” On August 1, 2002, CMS further delayed the effective date for “grandfathered” organizations and facilities until July 1, 2003. In addition, CMS revised the “provider based” regulations to include modifications to the joint venture and management contract provisions. During the extended grandfather period, existing services continue to be treated as provider-based. As the Medicare rules are clarified it may be necessary for us to modify contracts with hospital customers or to take other steps that may affect our revenues or the manner in which we furnish services to hospital customers. We cannot predict fully the impact of the provider-based regulations on our hospital customers.

Payments to us by third-party payors depend substantially upon each payor’s coverage and reimbursement policies. Third-party payors may impose limits on coverage or reimbursement for diagnostic imaging services, including denying reimbursement for tests that do not follow recommended diagnostic procedures. Coverage policies also may be expanded to reflect emerging technologies. For example, as of October 1, 2003, PET for the restaging of some types of recurrent or residual thyroid cancers is covered by Medicare under certain circumstances. Because unfavorable coverage and reimbursement policies have and may continue to constrict the profit margins of the hospitals and clinics we bill directly, however, we have and may continue to need to lower our fees to retain existing clients and attract new ones. Alternatively, at lower reimbursement rates, a healthcare provider might find it financially unattractive to own an MRI or other diagnostic imaging system, but could benefit from purchasing our services. It is possible that third-party reimbursement policies will affect the need or price for our services in the future, which could significantly affect our financial performance and our ability to conduct our business.

Environmental, Health and Safety Laws

We are subject to federal, state and local regulations governing the storage, use transport and disposal of materials and waste products, including biohazardous and radioactive wastes. Our PET service and some of our other imaging services require the use of radioactive materials. While this material has a short half-life, meaning it quickly breaks down into inert, or non-radioactive substances, using such materials presents the risk of accidental environmental contamination and physical injury. Although we believe that our safety procedures for storing, handling, transporting and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. We maintain professional liability insurance that covers such matters with coverage that we believe is consistent with industry practice and appropriate in light of the risks attendant to our business. However, in the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention in order to comply with current or future environmental laws and regulations. We have not had material expenses related to environmental, health and safety laws or regulations to date.

RISK FACTORS

You should carefully consider the risks described below before investing in our publicly-traded securities. If any of these risks actually occurs, our business, financial condition or results of operations will likely suffer. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Our Common Stock

Changes in the rates or methods of third-party reimbursements for diagnostic imaging services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and harm to our financial position.

We derive approximately 13% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid or private health insurance companies, and changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues. Moreover, our healthcare provider clients on whom we depend for the majority of our revenues generally rely on reimbursement from third-party payors. In the past, initiatives have been proposed which, if implemented, would have had the effect of substantially decreasing reimbursement rates for diagnostic imaging services. For example, the 2005 update to the Medicare outpatient prospective payment system, which was announced in November 2004, reclassified several PET procedures into a new technology ambulatory payment classification that is different from that to which they were assigned in 2004. As a result of reclassification, Medicare payment for PET scans provided in hospital outpatient departments will decline from $1,450 to $1,150 in 2005. This change, and other similar initiatives enacted in the future, may have an adverse impact on our financial condition and our operations. Any change in the rates of or conditions for reimbursement could substantially reduce the number of procedures for which we or these healthcare providers can obtain reimbursement or the amounts reimbursed to us or our clients for services provided by us. Because unfavorable reimbursement policies have constricted and may continue to constrict the profit margins of the hospitals and clinics we bill directly, we have lowered and may continue to need to lower our fees to retain existing clients and attract new ones. These reductions could have a significant adverse effect on our revenues and financial results by decreasing demand for our services or creating downward pricing pressure.

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

The market for diagnostic imaging services and systems is competitive. Our major competitors include InSight Health Services Corp., Medquest, Inc., Radiologix, Inc., Medical Resources, Inc., Shared Medical Services, Kings Medical Company Inc. and Otter Tail Power Company. In addition to direct competition from other mobile providers, we compete with independent imaging centers and healthcare providers that have their own diagnostic imaging systems as well as with equipment manufacturers that sell or lease imaging systems to healthcare providers for full-time installation. While we believe that we had a greater number of diagnostic imaging systems deployed at the end of 2004 than our principal competitors and also had greater revenue from diagnostic imaging services during our 2004 fiscal year than they did, some of our direct competitors which provide diagnostic imaging services may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment. In addition, some clients have in the past elected to provide imaging services to their patients directly rather than renewing their contracts with us. Finally, we face competition from providers of competing technologies such as ultrasound and may face competition from providers of new technologies in the future. If we are unable to successfully compete, our client base would decline and our business and financial condition would be harmed.

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

Upon expiration of our clients’ contracts, we are subject to the risk that clients will cease using our imaging services and purchase or lease their own imaging systems or use our competitors’ imaging systems. During the year ended December 31, 2004, we continued to experience a high rate of contract terminations primarily due to stepped up marketing, sales and attractive financing alternatives being offered by original equipment manufacturers to our clients. A portion of our clients can execute their early termination clause and discontinue service prior to maturity. As a result, our 2004 MRI revenues declined compared to 2003 levels and we believe that MRI revenues from our shared service operations will continue to decline in future periods. If these contracts are not renewed, it could result in a significant negative impact on our business. It is not always possible to immediately obtain replacement clients, and historically many replacement clients have been smaller facilities which have a lower number of scans than lost clients.

We may be subject to professional liability risks which could be costly and negatively impact our business and financial results.

We may be subject to professional liability claims. Although there currently are no known hazards associated with MRI or our other scanning technologies when used properly, hazards may be discovered in the future. Furthermore, there is a risk of harm to a patient during an MRI if the patient has certain types of metal implants or cardiac pacemakers within his or her body. Patients are carefully screened to safeguard against this risk, but screening may nevertheless fail to identify the hazard. To protect against possible professional liability, we maintain professional liability insurance with coverage that we believe is consistent with industry practice and appropriate in light of the risks attendant to our business. However, if we are unable to maintain insurance in the future at an acceptable cost or at all or if our insurance does not fully cover us, and a successful claim was made against us, we could be exposed. Any claim made against us not fully covered by insurance could be costly to defend against, result in a substantial damage award against us and divert the attention of our management from our operations, which could have an adverse effect on our financial performance.

Loss of key executives and failure to attract qualified managers, technologists and sales persons could limit our growth and negatively impact our operations.

We depend upon our management team to a substantial extent. In particular, we depend upon Mr. Viviano, our Chief Executive Officer and the Chairman of our Board of Directors for his skills, experience, knowledge of the company and industry contacts. While we have an employment agreement with Mr. Viviano, its initial term has expired and the term is now subject to automatic extensions on a quarterly basis. Mr. Viviano can prevent a quarterly extension by giving notice of a desire to modify or terminate his agreement at least thirty days prior to the quarterly extension date. In addition, we do not have key employee insurance policies covering any of our management team. The loss of Mr. Viviano, or other members of our management team, could have a material adverse effect on our business, results of operations or financial condition.

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

Viewer Holdings L.L.C., an affiliate of Kohlberg Kravis Roberts & Co (“KKR”), owns approximately 72% of our common equity without giving effect to phantom shares held by four members of KKR’s management who are on our board of directors. These directors in the aggregate hold 43,105 phantom shares, which gives them the right to receive an equivalent number of shares of our common stock, or cash, upon their retirement or separation from the board of directors or upon the occurrence of a change of control. KKR 1996 GP L.L.C. is the sole general partner of KKR Associates 1996 L.P., which is the sole general partner of KKR 1996 Fund L.P. As of the date hereof, KKR 1996 Fund L.P. is the senior member of Viewer Holdings L.L.C. Michael W. Michelson and James H. Greene, two of the members of our board of directors, are among the members of KKR 1996 GP L.L.C. Mr. Michelson is also the Chairperson of our Compensation Committee and a member of our Executive Committee. James C. Momtazee and Adam H. Clammer, who are also executives of KKR and limited partners of KKR Associates 1996 L.P., are also members of our board of directors. Mr. Momtazee is also a member of our Compensation Committee and our Executive Committee. We sometimes refer to KKR 1996 GP L.L.C., KKR Associates 1996 L.P., KKR 1996 Fund L.P. and various affiliated entities as KKR. KKR provides management, consulting and financial services to us and we paid KKR an annual fee of $650,000 in 2004 in quarterly installments in arrears at the end of each calendar quarter for those services.

As a result of the arrangements described above, KKR controls us and has the power to elect all of our directors, appoint new management and approve any action requiring the approval of the holders of shares of our common stock, including adopting amendments to our certificate of incorporation and approving mergers, consolidations or sales of all or substantially all of our assets. This concentration of ownership may also delay or prevent a change of control of our company or reduce the price investors might be willing to pay for our common stock. The interests of KKR may conflict with the interests of other holders of our common stock.

Our positron emission tomography and positron emission tomography/computed tomography, or PET and PET/CT, service and some of our other imaging services require the use of radioactive materials, which could subject us to regulation related costs and delays and potential liabilities for injuries or violations of environmental, health and safety laws.

Our PET and PET/CT service and some of our other imaging services require radioactive materials. While this radioactive material has a short half-life, meaning it quickly breaks down into inert, or non-radioactive substances, storage, use and disposal of these materials presents the risk of accidental environmental contamination and physical injury. We are subject to federal, state and local regulations governing storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. We maintain professional liability insurance with coverage that we believe is consistent with industry practice and appropriate in light of the risks attendant to our business. However, in the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention in order to comply with current or future environmental, health and safety laws and regulations.

We may not be able to achieve the expected benefits from future acquisitions which would adversely affect our financial condition and results.

We have historically relied on acquisitions as a method of expanding our business. In addition, we will consider future acquisitions as opportunities arise. If we do not successfully integrate acquisitions, we may not realize anticipated operating advantages and cost savings. The integration of companies that have previously operated separately involves a number of risks, including:

•       demands on management related to the increase in our size after an acquisition;

•       the diversion of our management’s attention from the management of daily operations to the integration of operations;

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

Possible volatility in our stock price could negatively affect us and our stockholders.

The trading price of our common stock on the New York Stock Exchange has fluctuated significantly in the past. During the period from January 1, 2003 though February 28, 2005, the trading price of our common stock fluctuated from a high of $14.15 per share to a low of $2.25 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

•       changes in expectations as to future financial performance or buy/sell recommendations of securities analysts;

•       our, or a competitor’s, announcement of new products or services, or significant acquisitions, strategic partnerships, joint ventures or capital commitments; and

•       the operating and stock price performance of other comparable companies.

In addition, the U.S. securities markets have experienced significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets. Broad market and industry factors may lead to volatility in the price of our common stock, regardless of our operating performance. Moreover, our stock has limited trading volume, and this illiquidity may increase the volatility of our stock price.

In the past, following periods of volatility in the market price of an individual company’s securities, securities class action litigation often has been instituted against that company. The institution of similar litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could negatively affect our business, results of operations or financial condition.

Risks Related to Government Regulation of Our Business

Complying with federal and state regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

We are directly or indirectly through our clients subject to extensive regulation by both the federal government and the states in which we conduct our business, including the federal Anti-Kickback Law and similar state anti-kickback laws, the Stark Law and similar state laws affecting physician referrals, the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996 and similar state laws addressing privacy and security, state unlawful practice of medicine and fee splitting laws, state certificate of need laws, the Medicare and Medicaid regulations, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and requirements for handling biohazardous and radioactive materials and wastes.

If our operations are found to be in violation of any of the laws and regulations to which we or our clients are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of our operations. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. For a more detailed discussion of the various state and federal regulations to which we are subject see “Business—Regulation,” “Business—Reimbursement,” and “Business—Environmental, Health and Safety Laws.”

Federal and state anti-kickback and anti-self-referral laws may adversely affect our operations and income.

Various federal and state laws govern financial arrangements among health care providers. The federal Anti-Kickback Law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare, Medicaid or other federal healthcare program patients, or in return for, or to induce, the purchase, lease or order of items or services that are covered by Medicare, Medicaid, or other federal healthcare programs. Many state laws also prohibit the solicitation, payment or receipt of remuneration in return for, or to induce the referral of patients in private as well as government programs. Violation of these laws may result in substantial civil or criminal penalties and/or exclusion from participation in federal or state healthcare programs. We believe that we are operating in compliance with applicable law and believe that our arrangements with providers would not be found to violate the federal and state anti-kickback laws. However, these laws could be interpreted in a manner inconsistent with, and that could have an adverse effect on, our operations.

The Stark Law prohibits a physician from referring Medicare or Medicaid patients to any entity for certain designated health services (including MRI and other diagnostic imaging services) if the physician has a prohibited financial relationship with that entity, unless an exception applies. Although we believe that our operations do not violate the Stark Law, our activities may be challenged. If a challenge to our activities is successful, it could have an adverse effect on our operations. In addition, legislation may be enacted in the future that further addresses Medicare and Medicaid fraud and abuse or that imposes additional requirements or burdens on us.

A number of states in which our diagnostic imaging centers are located have adopted a form of anti-kickback law and/or Stark Law. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. A determination of liability under the laws described in this risk factor could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

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

Risks Related to Our Indebtedness

We are highly leveraged and our liabilities exceed our assets by a substantial amount. As of December 31, 2004, we had $575.7 million of outstanding debt, excluding letters of credit and guarantees.

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

•       increase our vulnerability to interest rate fluctuations because a substantial amount of our debt is at variable interest rates; as of December 31, 2004, $257.8 million of our debt was at variable interest rates;

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures that govern our 10 3/8% senior subordinated notes due 2011 and 7 1/4% senior subordinated notes due 2012 (the “notes”) permit us or our subsidiaries to incur additional indebtedness, subject to certain restrictions. Further, the indentures allow for the incurrence of indebtedness by our subsidiaries, all of which would be structurally senior to the notes. In addition, as of December 31, 2004, our revolving credit facility permitted additional borrowings of up to approximately $64.8 million subject to the covenants contained in the credit facility, and all of those borrowings would be senior to the notes. If new debt is added to our and our subsidiaries’ current debt levels, the risks discussed above could intensify.

If we are unable to generate or borrow sufficient cash to make payments on our indebtedness or to refinance our indebtedness on acceptable terms, our financial condition would be materially harmed, our business may fail and you may lose all of your investment.

Our ability to make payments on our indebtedness will depend on our ability to generate cash flow in the future which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, future borrowings may not be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other cash needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including our credit facility and our notes, on commercially reasonable terms or at all. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. If we are not able to refinance our debt, we could become subject to bankruptcy proceedings, and you may lose all of your investment because the claims of our creditors on our assets are prior to the claims of our stockholders.

We may not be able to finance future needs or adapt our business plan to changes because of restrictions placed on us by our credit facility, the indentures governing our notes and instruments governing our other indebtedness.

The indentures for our notes and our credit facility contain affirmative and negative covenants which restrict, among other things, our ability to:

•       incur additional debt;

•       sell assets;

•       create liens or other encumbrances;

•       make certain payments and dividends; or

•       merge or consolidate.

All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. A failure to comply with these covenants and restrictions would permit the relevant creditors to declare all amounts borrowed under the relevant facility, together with accrued interest and fees, to be immediately due and payable. If the indebtedness under the credit facility or our notes is accelerated, we may not have sufficient assets to repay amounts due under the credit facility, the notes or on other indebtedness then outstanding. If we are not able to refinance our debt, we could become subject to bankruptcy proceedings, and you may lose all or a portion of your investment because the claims of our creditors on our assets are prior to the claims of our stockholders.

How to Obtain Our SEC Filings

All reports we file with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 450 Fifth St., N.W., Washington, D.C., 20549. We also provide copies of our Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge to investors upon request and make electronic copies of such reports available through our website at www.allianceimaging.com as soon as reasonably practicable after filing such material with the SEC.

Our Investor Relations Department can be contacted at Alliance Imaging, Inc., 1900 S. State College Blvd., Suite 600, Anaheim, California 92806, Attn: Investor Relations, tel: (714) 688-7100.

Executive Officers of the Registrant

Set forth below is information regarding our executive officers, including their principal occupations for the past five years and their ages as of March 1, 2005. There are no family relationships between any of our executive officers and any other executive officer or board member. Our executive officers are elected annually by our board of directors and serve at the discretion of our board of directors.

Name	Age	Present Position
Paul S. Viviano	51	Chairman and Chief Executive Officer
Andrew P. Hayek	30	President and Chief Operating Officer
R. Brian Hanson	40	Executive Vice President and Chief Financial Officer
Russell D. Phillips, Jr.	42	Executive Vice President, General Counsel and Secretary
Howard K. Aihara	41	Vice President and Corporate Controller

Paul S. Viviano has been a director since 2003 and the chairman of the Board since November 2003. He served as our president and chief operating officer from January 2, 2003 through April 7, 2003 at which time he became our president and chief executive officer. Effective October 1, 2004, Mr. Viviano became our chairman and chief executive officer. Prior to joining us, Mr. Viviano was chief executive officer of USC University Hospital and USC Norris Cancer Hospital from 2000 to 2002. He was employed by the St. Joseph Health System from 1987 to 2000 and served as its executive vice president and chief operating officer from 1995 to 2000. Mr. Viviano currently serves as the Chairman of the Executive Committee.

Andrew P. Hayek has served as our executive vice president and chief operating officer from April 2003 to October 1, 2004 and effective October 1, 2004, Mr. Hayek was promoted to the position of president and chief operating officer. Prior to joining us, Mr. Hayek worked for Capstone Consulting LLC from 2001 through March 2003, a firm in New York City that advises management teams on operations. Prior to Capstone, Mr. Hayek co-founded, developed, and ran a technology company in Jakarta, Indonesia from 1999 to 2001. Mr. Hayek has also worked for the Boston Consulting Group, an operation and strategy consulting firm, and the Pritzker Organization, the merchant banking arm of the Pritzker family of Chicago.

R. Brian Hanson has served as our executive vice president and chief financial officer since July 2004. Prior to joining us, Mr. Hanson held various positions with Fisher Scientific International Inc. (NYSE:FSH), including chief operating officer and chief financial officer of the Healthcare Division. Prior to this, Mr. Hanson held various positions with Culligan Water Conditioning, including vice president of finance and chief financial officer, from 1986 to 1998.

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

Howard K. Aihara has served as our vice president and corporate controller since September 2000. From 1997 until September 2000, Mr. Aihara was vice president, finance, for UniMed Management Company, a physician practice management company in Burbank, California. From 1995 through 1997, he was executive director and corporate controller for AHI Healthcare Systems, Inc. of Downey, California. AHI was a publicly traded physician practice management company. Mr. Aihara began his career at Ernst & Young, and is a certified public accountant.

Item 2. Properties.

We lease approximately 47,000 square feet of space in Anaheim, California for our executive and principal administrative offices. We also lease 20,000 square feet of space in Canton, Ohio for our retail billing operations. We have 15,900 square feet of space for a large regional office in Andover, Massachusetts, in addition to other small regional offices throughout the country. We also lease a 15,600 square foot operations warehouse in Orange, California and a 9,000 square foot operations warehouse in Childs, Pennsylvania.

Item 3. Legal Proceedings.

From time to time, we are involved in routine litigation incidental to the conduct of our business. We believe that none of this litigation pending against us will have a material adverse effect on our business.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on the New York Stock Exchange under the symbol “AIQ”. The high and low sales prices as reported on the NYSE are set forth below for the respective time periods. As of February 25, 2005, there were 20 stockholders of record of our common stock and approximately 1,800 beneficial holders of our common stock.

	2004		2003
	High	Low	High	Low
First Quarter	$4.21	$3.38	$5.53	$2.25
Second Quarter	$4.85	$3.61	$6.00	$2.52
Third Quarter	$8.00	$4.01	$4.65	$3.25
Fourth Quarter	$11.75	$5.84	$4.90	$3.25

We have never paid any cash dividends on our common stock and have no current plans to do so. We intend to retain available cash to provide for the operation of our business, including capital expenditures, fund future acquisitions, and to repay indebtedness. Our senior secured credit agreement and the indentures related to our notes restrict the payment of cash dividends on our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

All stock option plans under which our common stock is reserved for issuance have previously been approved by our shareholders. The following table provides summary information as of December 31, 2004 for all of our stock option plans:

	Number of shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares of Common Stock remaining Available for Future Issuance (excluding shares reflected in column 1)
Stock option plans approved by shareholders	3,689,110	$4.67	2,329,500
Stock option plans not approved by shareholders	—	—	—
	3,689,110	$4.67	2,329,500

Item 6. Selected Consolidated Financial Data.

The selected consolidated financial data shown below has been taken or derived from the audited consolidated financial statements of the Company and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included herein (in thousands, except per share data).

	Year Ended December 31,
	2000	2001	2002	2003	2004
Consolidated Statements of Operations Data:
Revenues	$345,287	$375,216	$412,033	$415,283	$432,080
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	151,722	162,190	184,050	198,456	217,605
Selling, general and administrative expenses	37,975	43,944	45,822	46,553	44,113
Employment agreement costs	—	—	—	2,446	2,064
Severances and related costs	4,573	—	—	2,246	1,223
Loss on early retirement of debt	—	3,734	—	—	44,393
Impairment charges	—	—	—	73,225	—
Recapitalization, merger integration, and regulatory costs	4,523	—	—	—	.
Depreciation expense	54,924	63,761	69,384	77,675	80,488
Amortization expense	14,390	14,454	2,502	2,897	3,522
Interest expense, net	77,051	65,651	47,705	43,589	44,039
Other (income) and expense, net	—	—	(872)	(200)	(484)
Total costs and expenses	345,158	353,734	348,591	446,887	436,963
Income (loss) before income taxes and minority interest expense	129	21,482	63,442	(31,604)	(4,883)
Income tax expense (benefit)	1,969	9,968	25,495	(1,680)	(6,770)
Minority interest expense	363	984	2,008	1,686	2,373
Net Income (loss)	$(2,203)	$10,530	$35,939	$(31,610)	$(486)
Earnings (loss) per common share:
Basic	$(0.06)	$0.25	$0.76	$(0.66)	$(0.01)
Diluted	$(0.06)	$0.24	$0.72	$(0.66)	$(0.01)
Weighted average number of shares of common stock and common stock equivalents:
Basic	38,000	42,004	47,595	47,872	48,350
Diluted	38,000	44,612	49,793	47,872	48,350

	Year Ended December 31,
	2000	2001	2002	2003	2004
Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$12,971	$22,051	$31,413	$20,931	$20,721
Total assets	646,160	658,232	687,404	628,176	622,198
Long-term debt, including current maturities	758,989	655,961	608,862	581,247	575,664
Stockholders’ deficit	(203,809)	(80,857)	(42,309)	(70,798)	(67,528)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading national provider of shared-service and fixed-site diagnostic imaging services, based upon annual revenue and number of diagnostic imaging systems deployed. Our principal sources of revenue are derived from magnetic resonance imaging (MRI) and positron emission tomography and positron emission tomography/computed tomography (PET and PET/CT) services on a shared-service and full-time basis primarily in partnership with hospitals or health systems. We also provide services through a growing number of free-standing imaging centers. In 2004, MRI services and PET and PET/CT services generated 73% and 18% of our revenues, respectively. The remaining net revenue was comprised of other diagnostic imaging services revenue, primarily computed tomography (CT), and management contract revenue. We provide imaging services primarily to hospitals and other healthcare providers on a shared and full-time service basis, in addition to operating a growing number of fixed-site imaging centers. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day operations. We had 478 diagnostic imaging systems, including 362 MRI systems and 54 PET or PET/CT systems and served over 1,000 clients in 43 states at December 31, 2004. Of these 478 diagnostic imaging systems, 61 were located in fixed-sites, which constitutes systems installed in hospitals or other buildings on hospital campuses, medical groups’ offices, or medical buildings and retail sites. Of these fixed-sites, 52 were included in our MRI systems count.

Approximately 87% of our revenues for the year ended December 31, 2004 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients’ receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. These contracts average approximately three years in length for mobile services and approximately seven to ten years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

In November 2004, the Center for Medicare and Medicaid Studies announced a 21% reduction in PET hospital reimbursement rates effective January 1, 2005. Although the effect of this rate reduction is unclear, this could have a significant negative impact on our PET and PET/CT revenues. Our healthcare provider clients on whom we depend for the majority of our revenues generally rely on reimbursement from third-party payors. Because unfavorable reimbursement policies may constrict the profit margins of the hospitals and other healthcare providers we bill directly, we may need to lower our fees to retain existing PET and PET/CT clients and attract new ones.

Approximately 13% of our revenues for the year ended December 31, 2004 were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenues. Our revenue from these sites is generated from direct billings to patients or their third-party payors, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

Revenues from our fixed-sites are included in both our wholesale and retail revenues.

The principal components of our cost of revenues are compensation paid to technologists and drivers, system maintenance costs, medical supplies, system transportation and technologists’ travel costs. Because a majority of these expenses are fixed, increased revenues as a result of higher scan volumes per system significantly improves our margins while lower scan volumes result in lower margins.

The principal components of selling, general and administrative expenses are sales and marketing costs, corporate overhead costs, provision for doubtful accounts, and non-cash stock based compensation expense.

In 2003, MRI industry-wide scan volumes were adversely affected by relatively flat hospital growth rates of outpatient procedures and inpatient admissions. In addition, the increase in patient co-payments, higher patient deductibles, and the uncertain U.S. employment climate contributed to lower MRI industry-wide scan volumes. In 2004, MRI industry-wide scan volumes returned to a more normal growth rate primarily due to improved hospital growth rates of outpatient procedures and inpatient admissions.

During 2003, we began to see an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers, or OEM’s, selling systems directly to certain of our clients. Typically, OEM’s target our higher scan volume clients. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace these higher volume scan clients typically with lower volume clients. During 2004, our MRI revenues modestly declined compared to 2003 levels and we believe that MRI revenues will continue to modestly decline in future years.

This decline in MRI revenue in 2003 triggered an acceleration of the review of the recoverability of the carrying value of certain equipment, goodwill, and other intangible assets according to the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”) (“SFAS 144”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Due to the factors noted above, in 2003 we recognized a non-cash impairment charge totaling $73.2 million associated with goodwill and other intangible assets and certain equipment in accordance with the provisions of SFAS 142 and 144, and an impairment of an investment in a joint venture, the components of which are described in more detail below.

Because of the factors noted above, in 2003, we engaged an independent appraiser to assist us in evaluating potential impairment of identified intangible assets in accordance with SFAS 144. Based upon this study, we determined that certain intangible assets acquired in May 1998 were impaired, and recorded a charge of $0.8 million to two of our reporting units in order to properly record these assets at fair market value as a component of the total non-cash impairment charge described above. Fair market value was determined based on discounted cash flows.

In 2003, we also evaluated the recoverability of the carrying amount of certain long-lived assets, specifically our 1.0 Tesla and 0.2 Tesla MRI systems, as a result of the decline in client demand for these systems in accordance with SFAS 144. An impairment is assessed when the undiscounted expected future cash flow derived from the asset is less than its carrying amount. We used our best judgment based upon the most current facts and circumstances when applying these impairment rules. Based upon the analysis performed on the 1.0 Tesla and 0.2 Tesla MRI systems, an impairment loss of $22.8 million was recognized to reduce certain of these impaired assets to their fair market value as of September 30, 2003 as a component of the total non-cash impairment charge described above. Fair market value was based upon quoted market prices. We revised our estimate of residual values on all of our MRI equipment from 20% to 10%. In addition, we also changed our estimate of useful lives of 1.5 Tesla MRI systems from 8 years to 7 years. These changes in estimates were recognized beginning in the fourth quarter of 2003 and will be recognized on a prospective basis.

In addition, in 2003 we reviewed the recoverability of the carrying value of goodwill based on our judgment that an event had occurred or circumstances had changed to indicate an impairment of these assets had possibly occurred in accordance with SFAS 142. Goodwill is allocated to our various reporting units which represent our geographical regions. We compare the fair value of the reporting unit to our carrying amount to determine if there is potential impairment. The implied fair value for goodwill is determined based on the fair value of assets and liabilities of the respective reporting units based on discounted cash flows, market multiples, or appraised values as appropriate. In 2003, in part based upon a study prepared by an independent appraiser, we recognized a goodwill impairment charge of $41.9 million in three of our reporting units as a component of the total non-cash impairment charge described above.

We further recognized a $7.7 million impairment charge in 2003 relating to an other than temporary decline in the fair value of our investment in a joint venture as a component of the total non-cash impairment charge described above. We concluded that our investment was other than temporarily impaired because our carrying value of the investment exceeded the calculated fair value of the investment and the prospects for recovery were considered weak. The fair value of the investment was based upon our best estimate of the expected discounted future cash flows of the joint venture.

For the year ended December 31, 2004, we recorded $0.3 million in non-cash stock-based compensation primarily as a result of amending certain stock option agreements in June 2001 and May 2004 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value. A portion of the options granted to date under our 1999 Equity Plan are “performance options.” These options vest on the eighth anniversary of the grant date if the option holder is still our employee, but the vesting accelerates if we meet the operating performance targets specified in the option agreements. On June 20, 2001, the Company’s compensation committee authorized the Company to amend the option agreements under its 1999 Equity Plan to reduce the performance targets for 1,899,600 performance options out of the 2,284,222 performance options outstanding. On May 18, 2004, the Company’s compensation committee authorized the Company to make a second amendment to the option agreements under its 1999 Equity Plan to further reduce the performance targets for all of the 1,914,500 performance options outstanding. As a result of the amendments, if the Company achieves the reduced performance targets but does not achieve the previous performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, the Company would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the respective amendment exceeded the option’s exercise price. Under the first amendment, management estimates that the Company could incur an additional $0.1 million to $0.5 million in the aggregate of these non-cash stock-based compensation charges over the next year. Under the second amendment, management estimates that the Company could incur an additional $0.1 million to $0.2 million in the aggregate of these non-cash stock-based compensation charges over the next 4 1/2 years. These charges, however, may not be evenly distributed over each of these respective periods or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees.

At December 31, 2004, we had approximately $194.0 million of net operating losses available for federal tax purposes and $54.0 million for state tax purposes to offset future taxable income, subject to certain limitations. These net operating losses will expire at various dates from 2005 through 2024.

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

In connection with the KKR acquisition, we incurred a significant amount of debt. As of December 31, 2004, we had $575.7 million of outstanding debt, consisting of $409.9 million of borrowings under our credit facility, $3.6 million aggregate principal amount of outstanding 10 3/8% senior subordinated notes due 2011 (the “10 3/8% Notes”), $150.0 million aggregate principal amount of outstanding 7 1/4% senior subordinated notes due 2012 (the “7¼% Notes”), and $12.2 million of equipment debt. During 2004, we retired $256.4 million of our $260.0 million 10 3/8% Notes through a cash tender offer, which we repaid with proceeds from borrowings under our credit facility, proceeds from the sale of our 7¼% Notes, and existing cash. Our indebtedness could require us to dedicate a substantial portion of our cash flow to payments on our debt and thereby reduce the availability of our cash flow to fund working capital, make capital expenditures and invest in the growth of our business. In addition, the substantial interest payments on our debt could make it more difficult for us to achieve and sustain profitability.

Recent Transactions

During December 2004, we entered into and completed various debt related transactions in order to lower our overall borrowing costs by attempting to retire our $260.0 million 10 3/8% senior subordinated notes due 2011 (the “10 3/8% Notes”) through a cash tender offer (the “Tender Offer”). We entered into a third amendment to our credit agreement which revised our Tranche C term loan facility (“Tranche C1”) resulting in incremental borrowings of $154.0 million, decreased the borrowing rate from the London InterBank Offered Rate (“LIBOR”) plus 2.375% to LIBOR plus 2.25% and decreased the maximum amount of availability under our existing revolving loan facility from $150.0 million to $70.0 million. We also issued $150.0 million of 7 1/4% senior subordinated notes due 2012 (the “7 1/4% Notes”) in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended. We used the proceeds from these transactions and existing cash to complete the Tender Offer and redeem $256.4 million of the 10 3/8% Notes at a redemption price equal to 113.856% of the principal amount, together with the accrued interest to the redemption date. We incurred a loss on early retirement of debt of $44.4 million for the tender offer which represents the tender premium and consent payment to redeem the 10 3/8% Notes, write off of unamortized debt issuance costs, and other fees and expenses related to the redemption of the 10 3/8% Notes.

Results of Operations

The table below shows the components in our consolidated statements of operations as a percentage of revenues:

	Year Ended December 31,
	2002	2003	2004
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	44.7	47.8	50.4
Selling, general and administrative expenses	11.1	11.2	10.2
Employment agreement costs	—	0.6	0.5
Severance and related costs	—	0.5	0.3
Loss on early retirement of debt	—	—	10.3
Impairment charges	—	17.6	—
Depreciation expense	16.8	18.7	18.6
Amortization expense	0.6	0.7	0.8
Interest expense, net of interest income	11.6	10.5	10.2
Other (income) and expense, net	(0.2)	—	(0.1)
Total costs and expenses	84.6	107.6	101.2
Income (loss) before income taxes and minority interest expense	15.4	(7.6)	(1.2)
Income tax expense (benefit)	6.2	(0.4)	(1.6)
Minority interest expense	0.5	0.4	0.5
Net income (loss)	8.7%	(7.6)%	(0.1)%

As noted previously, we have recently seen a decrease in our MRI revenues and we believe that scan-based MRI revenues from our shared service operations will continue to modestly decline in future years. The table below provides scan-based MRI statistical information for each of the years ended December 31:

	2002	2003	2004
Scan-based MRI statistics
Average number of scan-based MRI systems	303.8	306.4	293.0
Scans per system per day	9.78	9.46	9.67
Total number of MRI scans	873,321	828,173	812,730
Price per scan	$367.50	$361.23	$355.96

Over the past three years we have seen an increase in PET and PET/CT revenues and we believe that PET and PET/CT revenues will continue to increase in future years, primarily as a result of planned system additions to satisfy client demand and anticipated expansion of reimbursement coverage by Medicare and other third party payors. The table below provides PET and PET/CT revenue statistical information for each of the years ended December 31:

	2002	2003	2004
PET and PET/CT statistics
Average number of PET and PET/CT systems	22.3	34.5	48.8
Scans per system per day	4.62	4.84	4.97
Total number of PET and PET/CT scans	22,411	40,969	56,714
Price per scan	$1,327.67	$1,348.17	$1,363.65

Following are the components of revenue for each of the years ended December 31 (in millions):

	2002	2003	2004
Total MRI revenue	$344.5	$321.8	$315.9
PET and PET/CT revenue	29.9	55.9	77.5
Other modalities and other revenue	37.6	37.6	38.7
Total	$412.0	$415.3	$432.1

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue increased $16.8 million, or 4.0%, to $432.1 million in 2004 compared to $415.3 million in 2003 primarily due to higher PET and PET/CT revenue and higher other modalities and other revenue, offset by lower MRI revenue. PET and PET/CT revenue in 2004 increased $21.6 million, or 38.7%, compared to 2003 primarily due to an increase in the number of PET and PET/CT systems in service, to 48.8 systems in 2004 from 34.5 systems in 2003. The increase in average number of systems in 2004 over 2003 resulted in a 38.4% increase in total scan volume, to 56,714 scans in 2004 from 40,969 scans in 2003. Scans per system per day also increased 2.7%, to 4.97 scans per system per day in 2004, from 4.84 in 2003. Further, the average price per PET and PET/CT scan increased 1.1% to $1,363.15 per scan in 2004 compared to $1,348.17 per scan in 2003. Other modalities and other revenue increased $1.1 million, or 2.9%, to $38.7 million in 2004 compared to $37.6 million in 2003 primarily due to an increase in management contract revenue for our managed contracts and unconsolidated joint ventures. MRI revenue in 2004 decreased $5.9 million, or 1.8%, compared to 2003 primarily as a result of a 1.9% decrease in our MRI scan volume and a 1.5% decrease in the average price per MRI scan. MRI scan volume decreased to 812,730 scans in 2004 from 828,173 scans in 2003, primarily due to a decrease in the average number of scan-based systems in service, to 293.0 systems in 2004 from 306.4 systems in the 2003, partially offset by an increase of 2.3% in the average scans per system per day to 9.67 in 2004 from 9.46 in 2003. Average price per MRI scan decreased to $355.96 per scan in 2004 compared to $361.23 per scan in the corresponding period of 2003 primarily as a result of price reductions granted to certain clients upon renewal of their contracts and competitive pricing pressures. The decrease in total MRI revenue was offset by an increase in non-scan based MRI revenue.

We had 362 MRI systems at December 31, 2004 compared to 363 MRI systems at December 31, 2003. We had 54 PET and PET/CT systems at December 31, 2004 compared to 44 PET and PET/CT systems at December 31, 2003. The PET and PET/CT increase was primarily a result of planned system additions to satisfy client demand.

Cost of revenues increased $19.1 million, or 9.6%, to $217.6 million in 2004 compared to $198.5 million in 2003. Compensation and related employee expenses increased $7.7 million, or 7.7%, primarily as a result of the number of employees necessary to support new PET and PET/CT systems in operation and an increase in workers’ compensation expense. Systems maintenance costs increased $4.2 million, or 10.6%, primarily due to an increase in the number of PET and PET/CT systems which have a higher contracted preventative maintenance costs per system. Medical supplies increased $2.3 million, or 15.2%, primarily as a result of an increase in the number of PET and PET/CT systems in operation, which use a radiopharmaceutical as a component of the scan. Management contract expenses increased $1.9 million, or 26.2%, primarily as a result of an increase in expenses of unconsolidated joint ventures. Licenses, taxes and fees increased $1.1 million, or 37.9%, primarily as a result of an increase in property taxes. Outside medical services increased $1.1 million, or 14.4%, primarily as a result of an increase in outside radiologists service costs associated with PET and PET/CT. All other operating expenses, excluding depreciation, increased $0.8 million, or 3.1%, primarily due to the increase in the number of systems in service. Cost of revenues, as a percentage of revenue, increased to 50.4% in 2004 from 47.8% in 2003 as a result of the factors described above.

Selling, general and administrative expenses decreased $2.5 million, or 5.2%, to $44.1 million in 2004 compared to $46.6 million in 2003. Compensation and related employee expenses increased $4.2 million, or 14.9%, primarily due to increased costs as a result of changes in the management infrastructure, recruiting costs and an increase in management incentive compensation. This increase was offset by a decrease in the provision for doubtful accounts of $2.0 million, or 71.5%. The provision for doubtful accounts decreased as a percentage of revenue to 0.2% of revenue in 2004 compared to 0.7% of revenue in the corresponding period of 2003. Non-cash stock based compensation decreased $1.4 million, or 82.4%, to $0.3 million in 2004 from $1.7 million in 2003, primarily due to decreased costs associated with our amended stock option agreements. Partnership interest earnings increased by $3.1 million, or 338%, in 2004 compared to 2003. All other selling, general and administrative expenses decreased $0.2 million, or 1.2%. Selling, general and administrative expenses as a percentage of revenue were 10.1% and 10.8% in 2004 and 2003, respectively.

We recorded employment agreement expenses of $2.1 million in 2004 related to an employment agreement with our former chief financial officer and payments under an amendment to an employment agreement with our former chairman of the board. We recorded employment agreement expenses of $2.4 million in 2003 related to payments under an amendment to an employment agreement with our former chairman of the board. We expect to incur approximately $0.5 million of costs over the remaining 5-month term of the amended employment agreement with our former chairman of the board.

We recorded severance and related costs of $1.2 million in 2004 primarily for severance costs associated with reductions-in-force due to our reduction in the number of geographic regions and a further consolidation of our retail billing and scheduling functions. We recorded severance and related costs of $2.2 million in 2003 primarily related to severance and settlement payments made as a result of reductions-in-force.

We recorded a loss on early retirement of debt of $44.4 million in 2004 related to the refinancing of our 10 3/8% Notes and our credit facility. This charge primarily consisted of tender offer and consent payments on the 10 3/8% Notes, write-off of unamortized debt issuance costs related to the early extinguishment of debt, and other fees and expenses related to the redemption of the 10 3/8% Notes.

We recorded non-cash impairment charges of $73.2 million in 2003, related to the write down of certain MRI equipment, goodwill and other intangible assets under the provisions of SFAS 142 and SFAS 144 as these assets carried book values which exceeded their fair value, and an other than temporary decline in the fair value of our investment in a joint venture.

Depreciation expense increased $2.8 million, or 3.6%, to $80.5 million in 2004 compared to $77.7 million in 2003, principally due to an increase in the number of PET systems which have a shorter depreciable life than MRIs, as well as the change in estimate of new MRI system useful lives from eight years to seven years in the third quarter of 2003.

Amortization expense increased $0.6 million, or 21.6%, to $3.5 million in 2004 compared to $2.9 million in 2003.

Interest expense, net, increased $0.4 million, or 1.0%, to $44.0 million in 2004 compared to $43.6 million in 2003. This increase was due to higher average interest rates on our variable rate term loans primarily resulting from execution of various interest rate swap agreements in 2004 to hedge against future interest rate increases on a portion of our variable rate term loans. This increase was partially offset by a reduction in interest expense due to a lower average debt balances in 2004 compared to 2003.

In 2004, we recorded an income tax benefit of $6.8 million. We recorded a higher than statutory income tax benefit primarily due to the reversal of income tax reserves of $5.1 million primarily related to the favorable outcome of examinations of our 1998 and 1999 federal income tax returns and a favorable final IRS determination letter related to the treatment of an income item in a federal income tax return of one of our subsidiaries. In 2003, we recorded an income tax benefit of $1.7 million. We recorded a lower than statutory income tax benefit primarily because a portion of the impairment charges related to non-deductible goodwill.

Minority interest expense increased by $0.7 million, or 40.7%, to $2.4 million in 2004 compared to $1.7 million in 2003, primarily due to an increase in earnings of consolidated joint ventures.

Our net loss was $(0.5) million, or $(0.01) per share on a diluted basis in 2004 compared to net loss of $(31.6) million, or $(0.66) per share on a diluted basis in 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue increased $3.3 million, or 0.8%, to $415.3 million in 2003 compared to $412.0 million in 2002 primarily due to higher PET and PET/CT revenue, offset by lower MRI revenue. Other modalities and other revenue did not change from 2004 to 2003. PET and PET/CT revenue in 2003 increased $26.0 million, or 86.8%, compared to 2002 primarily due to an increase in the number of PET and PET/CT systems in service, to 34.5 systems in 2003 from 22.3 systems in 2002. The increase in average number of systems in 2004 over 2003 resulted in an 82.8% increase in total scan volume, to 40,969 scans in 2003 from 22,411 scans in 2002. Scans per system per day also increased 4.8%, to 4.84 scans per system per day in 2003, from 4.62 in 2002. Further, the average price per PET and PET/CT scan increased 1.5% to $1,348.17 per scan in 2003 compared to $1,327.67 per scan in 2002. MRI revenue in 2003 decreased $22.7 million, or 6.6%, primarily as a result of a 5.2% decrease in our MRI scan volume and a 1.7% decrease in the average price per MRI scan. The average daily scan volume per MRI system decreased to 9.46 in 2003 from 9.78 in 2002 primarily as a result of some higher volume clients choosing not to renew their contracts and our providing more days of service to existing clients than their growth in scan volume. The average price per MRI scan decreased 1.7% to $361.23 per scan in 2003 compared to $367.50 per scan in the corresponding period of 2002 primarily as a result of price reductions granted to certain clients upon renewal of their contracts and competitive pricing pressures. Total MRI revenue also decreased due to lower short-term MRI rental revenue, which was partially offset by an increase in non-scan based MRI revenue.

We had 363 MRI systems at December 31, 2003 compared to 353 MRI systems at December 31, 2002. We had 44 PET and PET/CT systems at December 31, 2003 compared to 28 PET systems at December 31, 2002. The PET and PET/CT increase was primarily a result of planned system additions to satisfy client demand.

Cost of revenues increased $14.4 million, or 7.8%, to $198.5 million in 2003 compared to $184.1 million in 2002. Compensation and related employee expenses increased $5.6 million, or 5.9%, primarily as a result of an increase in technologists’ wage rates, the number of employees necessary to support new PET and PET/CT systems in operation, and an increase in workers’ compensation expense. Medical supplies increased $3.8 million, or 34.6%, primarily as a result of an increase in the number of PET and PET/CT systems in operation, which use a radiopharmaceutical as a component of the scan. Equipment rental expense decreased $3.5 million, or 52.7%, resulting from a lower number of MRI rental systems and power units in operation. Systems maintenance costs increased $2.3 million, or 6.2%, primarily due to an increase in the average repair cost per system and an increase in the number of total systems in service. Insurance expense increased $1.7 million, or 85.2%, primarily due to an increase in insurance premiums and self-insurance costs. Outside medical services increased $1.6 million, or 27.0%, primarily as a result of an increase in outside radiologists services associated with PET and PET/CT. Management contract expenses increased $0.8 million, or 12.0%, primarily as a result of an increase in expenses related to a new joint venture. Fuel expenses increased $0.5 million, or 15.0%, primarily due to higher diesel fuel prices in 2003. All other operating expenses, excluding depreciation, increased $1.6 million, or 9.4%, primarily due to the increase in the number of systems in service. Cost of revenues, as a percentage of revenue, increased to 47.8% in 2003 from 44.7% in 2002 as a result of the factors described above.

Selling, general and administrative expenses increased $0.8 million, or 1.6%, to $46.6 million in 2003 compared to $45.8 million in 2002. Professional services expenses increased $2.6 million, or 103% in 2003 compared to 2002 primarily due to management consulting fees and legal costs associated with the negotiation with collective bargaining representatives over the terms and conditions of employment of drivers in our Mid-Atlantic and New England regions. Compensation and related employee expenses increased $0.4 million, or 1.3%, primarily due to increases in executive management, retail scheduling and billing, and sales and marketing salaries, partially offset by a decrease in management incentive compensation. These increases were partially offset by a decrease in the provision for doubtful accounts of $1.9 million, or 40.4%, primarily as a result of an improvement in collections of older accounts receivable. The provision for doubtful accounts decreased as a percentage of revenue to 0.7% of revenue in 2003 compared to 1.2% of revenue in the corresponding period of 2002. Non-cash stock based compensation decreased $0.2 million, or 10.5%, to $1.7 million in 2003 from $1.9 million in 2002, primarily as a result of amending certain stock option agreements in June to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value. All other selling, general and administrative expenses decreased $0.1 million, or 1.5%. Selling, general and administrative expenses as a percentage of revenue were 11.2% and 11.1% in 2003 and 2002, respectively.

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

Minority interest expense decreased by $0.3 million, or 16.0%, to $1.7 million in 2003 compared to $2.0 million in 2002.

Our net loss was $(31.6) million, or $(0.66) per share on a diluted basis in 2003 compared to net income of $35.9 million, or $0.72 per share on a diluted basis in 2002.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $120.9 million and $129.0 million of cash flow from operating activities in 2004 and 2003, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI and PET and PET/CT scans, the price we can charge our clients for providing our services and the costs to us of providing those services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable.  The number of days of revenue outstanding for our accounts receivable was 43 days and 45 days as of December 31, 2003 and 2004, respectively. In addition, as of December 31, 2004, we had $64.8 million available borrowings under our revolving line of credit.

Our primary use of capital resources is to fund capital expenditures. We used cash of $75.6 million and $106.4 million for investing activities in 2004 and 2003, respectively. We incur capital expenditures for the purposes of:

•       purchasing new systems;

•       replacing less advanced systems with new systems;

•       providing upgrades of our MRI systems and upgrading our corporate infrastructure for future growth; and

•       purchasing systems upon termination of operating leases.

Capital expenditures totaled $85.7 million for the year ended December 31, 2004, compared to capital expenditures of $90.2 million for the year ended December 31, 2003. In 2004, we purchased 26 MRI systems, 12 PET or PET/CT systems, three CT systems and two other systems, including replacement systems. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2005 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. Based upon the client demand described above, which dictates the type of equipment purchased, we expect capital expenditures to total approximately $85 to $90 million in 2005.

In connection with the 1999 acquisition of Alliance Imaging by an affiliate of KKR, we entered into a $616.0 million credit agreement consisting of a $131,000 Tranche A Term Loan Facility, a $150,000 Tranche B Term Facility, a $185,000 Tranche C Term Loan Facilty, and a Revolving Loan Facilty. On June 11, 2002, we entered into a second amendment to the credit agreement and completed a $286.0 million refinancing of our Tranche B and C term loan facility. Under the terms of the amended term loan facility, we received proceeds of $286.0 from a new Tranche C term loan facility, and used the entire amount of the proceeds to retire $145.5 and $140.5 owed under Tranche B and C of our existing term loan facility, respectively. The new Tranche C borrowing rate was decreased to the London InterBank Offered Rate (“LIBOR”) plus 2.375%. The borrowing rate under the previously applicable Tranche B borrowing rate had been LIBOR plus 2.750% and the previously applicable Tranche C borrowing rate had been LIBOR plus 3.000%.

In December 2004, we entered into a third amendment to our credit agreement which revised our Tranche C term loan facility (“Tranche C1”) resulting in incremental borrowings of $154.0 million and decreased the maximum amount of availability under our existing revolving loan facility from $150.0 million to $70.0 million. We used the proceeds from the amendment to retire $256.4 million of our $260.0 million 10 3/8% Notes through a cash tender offer (the “Tender Offer). The amended Tranche C1 borrowing rate decreased to LIBOR plus 2.250%. At December 31, 2004, we had $64.8 million available borrowings under our revolving loan facility. The amended credit agreement contains restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, capital expenditures and prepayments of other indebtedness. Additionally, the amended credit agreement contains financial covenants which, as of December 31, 2004, require a minimum interest coverage ratio of 2.25 to 1.0 as well as a maximum leverage ratio of 4.5 to 1.0. As of December 31, 2004, we are in compliance with all covenants contained in our credit agreement and forecast that we will be in compliance with these covenants in 2005. Our failure to comply with these covenants could permit the lenders under the credit agreement to declare all amounts borrowed under the agreement, together with accrued interest and fees, to be immediately due and payable. If the indebtedness under the credit facility is accelerated, we may not have sufficient assets to repay amounts due under the credit facility. If we are not able to refinance our debt, we could become subject to bankruptcy proceedings.

In December 2004, we completed a Tender Offer and redeemed $256.4 million of the outstanding 10 3/8% Notes. We redeemed the 10 3/8% Notes at a redemption price equal to 113.856% of the principal amount, together with the accrued interest to the redemption date. We incurred a loss on early retirement of debt of $44.4 million for the tender offer which represents the tender premium and consent payment to redeem the 10 3/8% Notes, write off of unamortized debt issuance costs, and fees and expenses related to the redemption of the 10 3/8% Notes. We used the remaining proceeds from the amended term loan facility, proceeds from the sale of our 7¼% Notes, and existing cash to settle the tender premium and consent payment. At December 31, 2004, we had $3.6 million remaining of the original $260.0 million 10 3/8% Notes. As of December 31, 2004, we were in compliance with all covenants contained in our 10 3/8% Notes and forecast that we will be in compliance with these covenants in 2005.

In December 2004, we issued $150.0 million of our 7 1/4% Senior Subordinated Notes due 2012 (the “7¼% Notes”) in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, and used the proceeds to repay a portion of our 10 3/8% Notes. The 7¼% Notes contain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and restrictive payments. The 7¼% Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior debt, including bank debt, and all obligations of our subsidiaries. As of December 31, 2004, we were in compliance with all covenants contained in the 7¼% Notes and forecast that we will be in compliance with these covenants in 2005. Our failure to comply with these covenants could permit the trustee under the Indenture relating to the 7 1/4% Notes and the note holders to declare the principal amounts under the 7 1/4% Notes, together with accrued and unpaid interest, to be immediately due and payable. If the indebtedness under the 7 1/4% Notes, or any of our other indebtedness, is accelerated, and we are not able to refinance our debt, we could become subject to bankruptcy proceedings.

During 2004, we entered into interest rate swap agreements, with notional amounts of $56.8 million, $46.8 million and $48.4 million to hedge the future cash interest payments associated with a portion of our variable rate bank debt. These agreements mature in 2007. We have designated these swaps as cash flow hedges of variable future cash flows associated with our long-term debt and will record changes in the fair value of the swaps through other comprehensive income during the period these instruments are designated as hedges.

In 2004, we used cash flow from operating activities to pay down $31.3 million under Tranche A of the term loan facility and $20.0 million under Tranche C of the term loan facility.

The future payments of our long-term debt, including interest, operating leases and binding equipment purchase commitments as of December 31, 2004 are as follows:

Contractual Obligations	2005	2006	2007	2008	2009	Thereafter	Total
	(in millions)
Term Loan—Tranche A	$0.8	$20.6	$—	$—	$—	$—	$21.4
Term Loan—Tranche C1	24.2	24.0	23.2	22.1	21.9	405.9	521.3
10 3/8% Senior Subordinated Notes	0.4	0.4	0.4	0.4	0.4	4.0	6.0
7 1/4% Senior Subordinated Notes	10.9	10.9	10.9	10.9	10.9	182.2	236.7
Equipment Loans	6.3	3.7	1.9	1.2	0.5	—	13.6
Operating Leases	4.9	4.1	3.6	1.8	0.6	—	15.0
Equipment Purchase Commitments	22.4	—	—	—	—	—	22.4
Total Contractual Obligation Payments	69.9	63.7	40.0	36.4	34.3	592.1	836.4
Less Amount Representing Interest	(33.2)	(32.5)	(30.7)	(29.5)	(29.3)	(68.1)	(223.3)
Future Contractual Obligations	$36.7	$31.2	$9.3	$6.9	$5.0	$524.0	$613.1

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

Revenue Recognition

The majority of our revenues are derived directly from healthcare providers and are  primarily for imaging services. To a lesser extent, revenues are generated from direct billings to patients or their medical payors which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from direct patient billing amounted to approximately 13%, 12% and 11% of revenues in the years ended December 31, 2004, 2003, and 2002, respectively. We continuously monitor collections from direct patient billings and compare these collections to revenue, net of contractual discounts, recorded at the time of service. While such contractual discounts have historically been within our expectations and the provisions established, an inability to accurately estimate contractual discounts in the future could have a material adverse impact on our operating results. As the price is predetermined, all revenues are recognized at the time the delivery of imaging service has occurred and collectibility is reasonably assured which is based upon contract terms with healthcare providers and negotiated rates with third party payors and patients.

Accounts Receivable

We provide shared and single-user diagnostic imaging equipment and technical support services to the healthcare industry and directly to patients on an outpatient basis. Our accounts receivable are primarily due from hospitals, other healthcare providers and health insurance providers located throughout the United States. Services are generally provided pursuant to long-term contracts with hospitals and other healthcare providers or directly to patients, and generally collateral is not required. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our clients and maintain a provision for estimated credit losses based upon any specific client collection issues that we have identified and our historical experience. While such credit losses have historically been within our expectations and the provisions established, an inability to accurately estimate credit losses in the future could have a material adverse impact on our operating results.

Goodwill and Long-Lived Assets

Our operating results are highly dependent on maintaining and growing our revenues.  A significant loss of client volume or key contracts could adversely affect our operating results.  We have historically recorded goodwill and intangible assets from acquisitions, which were used as a method of expanding our business. Although our revenue and client base remains strong, significant reductions of revenue or the loss of key client contracts in the future could potentially impair the carrying amount of goodwill and other intangible assets necessitating a write-down of these assets.

We adopted the provisions of SFAS 142 as of January 1, 2002, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. In accordance with SFAS 142, we have selected to perform an annual impairment test for goodwill based on the financial information as of September 30, or more frequently when an event occurs or circumstances change to indicate an impairment of these assets has possibly occurred. Goodwill is allocated to our various reporting units which are our geographical regions. SFAS 142 requires us to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than the carrying value. The fair value of the reporting unit is determined based on discounted cash flows, market multiples or appraised values as appropriate. We have discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes, and we comply with periodic impairment test procedures. In 2003, based on the factors described in Note 4 to the financial statements, we performed an interim valuation analysis in accordance with SFAS 142 and recognized a goodwill impairment charge in three of our reporting units. In 2004, we performed an interim valuation analysis and concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment was present. No triggering events have occurred during the fourth quarters of 2003 and 2004 which would require an additional impairment test as of December 31, 2003 and 2004. SFAS 142 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144.

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

We record accruals for tax contingencies when it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated based on specific events such as an audit or inquiry by a taxing authority.  Changes in accruals associated with uncertainties arising from pre-acquisition years for acquired businesses are charged or credited to goodwill.  Other adjustments to tax accruals are generally recorded in earnings in the period they are determined.

Recent Accounting Pronouncements

In January 2003, the FASB issued EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). This guidance clarifies when an investment accounted for in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We adopted the disclosure requirements of EITF 03-01, however the recognition and measurement provisions of the standard have been deferred.

In November 2003, the FASB issued EITF 03-16, “Accounting for Investments in Limited Liability Companies” (“EITF 03-16”). This issue states that an investment in an limited liability company (“LLC”) that maintains a “specific ownership account” for each investor, similar to a partnership capital account structure, should be viewed as similar to an investment in a limited partnership for purposes of determining whether a noncontrolling investment in an LLC should be accounted for using the cost method or the equity method. Therefore, the provisions of Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” and related guidance, including Topic No. D-46, “Accounting for Limited Partnership Investments,” also apply to such LLCs. EITF 03-16 is effective for reporting periods beginning after June 15, 2004. The adoption of EITF 03-16 did not have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), which is an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB 29”). This statement addresses the measurement of exchanges of nonmonetary assets, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets as defined in paragraph 21(b) of APB 29, and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We believe the adoption of SFAS 153 will not have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS 123(R) (revised December 2004), “Share- Based Payment”, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, SFAS 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period. This statement is effective for the first interim reporting period beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 123(R), and the impact on our consolidated financial position or results of operations.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly in the section entitled “Liquidity and Capital Resources”, and elsewhere in this annual report on Form 10-K, are “forward-looking statements,” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as results of operations and financial condition, capital expenditures, the consummation of acquisitions and financing transactions and the effect of such transactions on the Company’s business and the Company’s plans and objectives for future operations and expansion are examples of forward-looking statements. In some cases you can identify these statements by forward-looking words like “may”, “will”, “should”, “expect”, “anticipate”, “believe”, “estimate”, “predict”, “continue” or similar words. These forward-looking statements are subject to risks and uncertainties which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. These risks and uncertainties include factors affecting our leverage, including fluctuations in interest rates, the risk that the counter-parties to our interest rate swap agreements fail to satisfy their obligations under these agreements, our ability to incur financing, the effect of operating and financial restrictions in our debt instruments, the accuracy of our estimates regarding our capital requirements, the effect of intense levels of competition in our industry, changes in the healthcare regulatory environment, our ability to keep pace with technological developments within our industry, and other risks and uncertainties, including those enumerated and described under “Risk Factors” in this annual report on Form 10-K. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We sell our services exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

Our interest expense is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our indebtedness has interest rates which are variable. The recorded carrying amount of our long-term debt under our existing credit agreement approximates fair value as these borrowings have variable rates that reflect currently available terms and conditions for similar debt. To decrease the risk associated with interest rate increases, we entered into interest rate swap agreements for a portion of our variable rate debt. These swaps are designated as cash flow hedges of variable future cash flows associated with our long-term debt.

These swap agreements have notional amounts of $56.8 million, $46.8 million and $48.4 million at December 31, 2004. Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%, 3.89%, and 3.69%, respectively. The net effect of the hedges is to record interest expense at fixed rates of 5.40%, 6.14% and 5.94% respectively, as the debt incurs interest based on three-month LIBOR plus 2.25%. For the year ended December 31, 2004, we recorded net interest expense on the swap agreements of $1.0 million. The swap agreements mature during 2007.

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

The outstanding interest rate swaps expose us to credit risk in the event that the counterparties to the agreements do not or cannot meet their obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreements. The counterparties to the swaps are major financial institutions and we expect the counterparties to be able to perform their obligations under the swaps. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes.

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

	Expected Maturity as of December 31, 2004
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(dollars in millions)
Liabilities:
Long-term debt:
Fixed rate	$5.5	$3.3	$1.7	$1.2	$0.5	$153.5	$165.7	$168.4
Average interest rate	8.32%	8.01%	7.73%	7.90%	8.09%	7.32%	7.38%	7.30%
Variable rate	$3.9	$23.8	$3.9	$3.9	$3.9	$370.5	$409.9	$409.9
Average interest rate	5.16%	5.17%	5.22%	5.02%	4.95%	4.81%	4.84%	4.84%

Item 8. Financial Statements and Supplementary Data.

ALLIANCE IMAGING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Alliance Imaging, Inc.

We have audited the accompanying consolidated balance sheets of Alliance Imaging, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ deficit for each of the three years in the period ended December 31, 2004. Our audits also included the consolidated financial statement schedule for the three years ended December 31, 2004, listed in the Index at Item 15(a)(2). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Imaging, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Costa Mesa, California

March 8, 2005

ALLIANCE IMAGING, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2003	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$20,931	$20,721
Accounts receivable, net of allowance for doubtful accounts of $8,376 in 2003 and $7,376 in 2004	45,276	50,146
Deferred income taxes	15,783	12,782
Prepaid expenses and other current assets	2,718	3,082
Other receivables	2,975	3,323
Total current assets	87,683	90,054
Equipment, at cost	677,089	727,232
Less accumulated depreciation	(324,458)	(373,721)
Equipment, net	352,631	353,511
Goodwill	122,992	122,992
Other intangible assets, net of accumulated amortization of $14,016 in 2003 and $17,538 in 2004	30,953	28,249
Deferred financing costs, net of accumulated amortization of $10,199 in 2003 and $6,289 in 2004	12,313	9,264
Other assets	21,604	18,128
Total assets	$628,176	$622,198
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,993	$20,518
Accrued compensation and related expenses	9,832	15,661
Accrued interest payable	7,076	717
Income taxes payable	10,137	865
Other accrued liabilities	19,660	22,177
Current portion of long-term debt	4,927	9,390
Total current liabilities	67,625	69,328
Long-term debt, net of current portion	316,320	412,733
Senior subordinated notes	260,000	153,541
Minority interests and other liabilites	3,292	4,164
Deferred income taxes	51,737	49,960
Total liabilities	698,974	689,726
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized and no shares issued and outstanding
Common stock, $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding—47,958,987 at December 31, 2003 and 49,024,596 at December 31, 2004	480	490
Additional paid-in deficit	(19,822)	(15,798)
Accumulated comprehensive income (loss)	—	(278)
Accumulated deficit	(51,456)	(51,942)
Total stockholders’ deficit	(70,798)	(67,528)
Total liabilities and stockholders’ deficit	$628,176	$622,198

See accompanying notes.

ALLIANCE IMAGING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Year Ended December 31,
	2002	2003	2004
Revenues	$412,033	$415,283	$432,080
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	184,050	198,456	217,605
Selling, general and administrative expenses	45,822	46,553	44,113
Employment agreement costs	—	2,446	2,064
Severance and related costs	—	2,246	1,223
Loss on early retirement of debt	—	—	44,393
Impairment charges	—	73,225	—
Depreciation expense	69,384	77,675	80,488
Amortization expense	2,502	2,897	3,522
Interest expense, net of interest income of $350 in 2002, $201 in 2003 and $215 in 2004	47,705	43,589	44,039
Other (income) and expense, net	(872)	(200)	(484)
Total costs and expenses	348,591	446,887	436,963
Income (loss) before income taxes and minority interest expense	63,442	(31,604)	(4,883)
Income tax expense (benefit)	25,495	(1,680)	(6,770)
Minority interest expense	2,008	1,686	2,373
Net income (loss)	$35,939	$(31,610)	$(486)
Comprehensive income (loss), net of taxes:
Net income (loss)	$35,939	$(31,610)	$(486)
Unrealized loss on hedging transactions, net of related tax effects of $186	—	—	(278)
Comprehensive income (loss)	$35,939	$(31,610)	$(764)
Earnings (loss) per common share:
Basic	$0.76	$(0.66)	$(0.01)
Diluted	$0.72	$(0.66)	$(0.01)
Weighted average number of shares of common stock and common stock equivalents:
Basic	47,595	47,872	48,350
Diluted	49,793	47,872	48,350

See accompanying notes.

ALLIANCE IMAGING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2002	2003	2004
Operating activities:
Net income (loss)	$35,939	$(31,610)	$(486)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	4,769	2,843	809
Non-cash stock-based compensation	1,900	1,672	322
Impairment charges	—	73,225	—
Depreciation and amortization	71,886	80,572	84,010
Amortization of deferred financing costs	2,862	3,021	3,039
Loss on early retirement of debt	—	—	44,393
Distributions less than equity in undistributed income of investee	(549)	(104)	(1,359)
Deferred income taxes	15,536	(4,167)	1,106
Gain on sale of assets	(1,066)	(231)	(483)
Changes in operating assets and liabilities:
Accounts receivable	(683)	2,417	(5,679)
Prepaid expenses and other current assets	(444)	278	(364)
Other receivables	(810)	(499)	(348)
Other assets	751	(1,596)	(1,056)
Accounts payable	264	2,990	4,525
Accrued compensation and related expenses	(412)	(1,023)	5,829
Accrued interest payable	8	(325)	(6,359)
Income taxes payable	9,229	289	(9,272)
Other accrued liabilities	(1,302)	733	2,117
Minority interests and other liabilities	1,082	522	154
Net cash provided by operating activities	138,960	129,007	120,898
Investing activities:
Equipment purchases	(70,136)	(90,245)	(85,676)
(Increase) decrease in deposits on equipment	(4,514)	(7,281)	7,004
Acquisitions, net of cash received	(12,549)	(10,981)	—
Investment in unconsolidated joint ventures	—	—	(3,145)
Proceeds from sale of assets	10,257	2,136	6,259
Net cash used in investing activities	(76,942)	(106,371)	(75,558)
Financing activities:
Principal payments on equipment debt	(7,770)	(6,602)	(6,050)
Proceeds from equipment debt	—	—	4,176
Principal payments on term loan facility	(45,000)	(26,875)	(51,250)
Proceeds from term loan facility	—	—	154,000
Principal payments on revolving loan facility	(10,000)	(20,000)	—
Proceeds from revolving loan facility	10,000	20,000	—
Principal payments on senior subordinated notes	—	—	(256,459)
Proceeds from senior subordinated notes	—	—	150,000
Payments of debt issuance costs	(501)	(220)	(8,327)
Payments of debt retirement costs	—	—	(35,532)
Proceeds from exercise of employee stock options	615	231	3,842
Net proceeds from issuance of common stock	—	348	50
Net cash used in financing activities	(52,656)	(33,118)	(45,550)
Net increase (decrease) in cash and cash equivalents	9,362	(10,482)	(210)
Cash and cash equivalents, beginning of year	22,051	31,413	20,931
Cash and cash equivalents, end of year	$31,413	$20,931	$20,721
Supplemental disclosure of cash flow information:
Interest paid	$45,185	$41,102	$47,573
Income taxes paid, net of refunds	764	3,200	395
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$912	$2,090	$261
Capital lease obligations for the acquisition of equipment	5,332	7,001	—
Capital lease obligation transferred for the sale of equipment	—	(1,139)	—
Comprehensive loss from hedging transactions, net of taxes	—	—	(278)

See accompanying notes.

ALLIANCE IMAGING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(dollars in thousands)

			Additional
			Paid-In	Accumulated		Total
	Common Stock		Capital	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	(Deficit)	Income (Loss)	Deficit	Deficit
Balance at December 31, 2001	47,456,930	$475	$(25,547)	—	$(55,785)	$(80,857)
Exercise of common stock options	218,450	2	613	—	—	615
Issuance of common stock under Directors’ Deferred Compensation Plan	7,196	—	94	—	—	94
Non-cash stock-based compensation	—	—	1,900	—	—	1,900
Net income	—	—	—	—	35,939	35,939
Balance at December 31, 2002	47,682,576	477	(22,940)	—	(19,846)	(42,309)
Exercise of common stock options	210,000	2	229	—	—	231
Issuance of common stock to officer	66,411	1	347	—	—	348
Non-cash stock-based compensation	—	—	1,672	—	—	1,672
Stock option income tax benefit	—	—	870	—	—	870
Net loss	—	—	—	—	(31,610)	(31,610)
Balance at December 31, 2003	47,958,987	480	(19,822)	—	(51,456)	(70,798)
Exercise of common stock options	1,033,850	10	3,832	—	—	3,842
Issuance of common stock to officer	11,933	—	50	—	—	50
Issuance of common stock under Directors’ Deferred Compensation Plan	19,826	—	124	—	—	124
Non-cash stock-based compensation	—	—	322	—	—	322
Stock option income tax benefit adjustment	—	—	(304)	—	—	(304)
Unrealized loss on hedging transaction, net of tax	—	—	—	(278)	—	(278)
Net loss	—	—	—	—	(486)	(486)
Balance at December 31, 2004	49,024,596	$490	$(15,798)	$(278)	$(51,942)	$(67,528)

See accompanying notes.

ALLIANCE IMAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(dollars in thousands, excepts per share amounts)

1.   Description of the Company and Basis of Financial Statement Presentation

Description of the Company   Alliance Imaging, Inc. and its subsidiaries (the “Company”) provides diagnostic imaging services primarily to hospitals and other healthcare providers on a shared and full-time service basis, in addition to operating a growing number of fixed-site imaging centers primarily in partnerships with hospitals or health systems. The Company’s services normally include the use of their imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day operations. The Company also offers ancillary services including marketing support, education and training and billing assistance. The Company operates entirely within the United States and is one of the largest providers of shared service and fixed-site magnetic resonance imaging (“MRI”) and positron emission tomography and positron emission tomography/computed tomography (“PET and PET/CT”) services in the country.

Principles of Consolidation and Basis of Financial Statement Presentation   The accompanying consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control. Intercompany transactions have been eliminated. Investments in non-consolidated investees are accounted for under the equity method. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

2.   Summary of Significant Accounting Policies

Cash and Cash Equivalents   The Company classifies short-term investments with original maturities of three months or less as cash equivalents.

Accounts Receivable   The Company provides shared and single-user diagnostic imaging equipment and technical support services to the healthcare industry and directly to patients on an outpatient basis. The Company’s accounts receivables are primarily due from hospitals, other healthcare providers and health insurance providers located throughout the United States. A substantial portion of the Company’s services are provided pursuant to long-term contracts with hospitals and other healthcare providers or directly to patients. Receivables generally are collected within industry norms for third-party payors. Estimated credit losses are provided for in the consolidated financial statements and losses experienced have been within management’s expectations.

Concentration of Credit Risk   Financial instruments which potentially subject the Company to a concentration of credit risk principally consists of cash, cash equivalents and trade receivables. The Company invests available cash in money market securities of high-credit-quality financial institutions. The Company had cash and cash equivalents in the amount of $20,125 and $19,854 as of December 31, 2003 and 2004, respectively, in excess of federally insured limits. At December 31, 2003 and 2004, the Company’s accounts receivable were primarily from clients in the healthcare industry. To reduce credit risk, the Company performs periodic credit evaluations of its clients, but does not generally require advance payments or collateral. Credit losses to clients in the healthcare industry have not been material. The provision for doubtful accounts was 1.2%, 0.7%, and 0.2% of revenues in 2002, 2003 and 2004, respectively.

Equipment   Equipment is stated at cost and is depreciated using the straight-line method over an initial estimated life of three to seven years to an estimated residual value, between five and ten percent of original cost. If the Company continues to operate the equipment beyond its initial estimated life, the residual value is then depreciated to a nominal salvage value over three years.

Routine maintenance and repairs are charged to expense as incurred. Major repairs and purchased software and hardware upgrades, which extend the life of or add value to the equipment, are capitalized and depreciated over the remaining useful life.

With the exception of a relatively small dollar amount of office furniture, office equipment, computer equipment, software and leasehold improvements, substantially all of the property owned by the Company relates to diagnostic imaging equipment, power units and mobile trailers used in the business.

Goodwill and Intangible Assets   The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), as of January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. In accordance with SFAS 142, the Company has selected to perform an annual impairment test for goodwill based on the financial information as of September 30, or more frequently when an event occurs or circumstances change to indicate an impairment of these assets has possibly occurred. Goodwill is allocated to the Company’s various reporting units, which are its geographical regions. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than the carrying value. The fair value of the reporting unit is determined based on discounted cash flows, market multiples or appraised values as appropriate. The Company has discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes and complies with the periodic impairment test procedures. In 2003, based on the factors described in Note 4, management performed an interim valuation analysis in accordance with SFAS 142 and recognized a goodwill impairment charge in three of its reporting units. In 2004, management performed an interim valuation analysis and concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment was present. No triggering events have occurred during the fourth quarters of 2003 and 2004 which would require an additional impairment test as of December 31, 2003 and 2004. SFAS 142 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived-Assets” (“SFAS 144”).

Impairment of Long-Lived Assets   The Company accounts for long-lived assets in accordance with the provisions of SFAS 144. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During 2003, as discussed in Note 4, the Company evaluated the recoverability of the carrying amount of certain long-lived assets and recognized an impairment charge to reduce these assets to their fair value.

Revenue Recognition   The majority of the Company’s revenues are derived directly from healthcare providers and are  primarily for imaging services. To a lesser extent, revenues are generated from direct billings to third-party payors or patients which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from billings to third-party payors and patients amounted to approximately 11%, 12% and 13% of revenues in the years ended December 31, 2002, 2003 and 2004, respectively. No single customer accounted for more than 3% of consolidated revenues in each of the three years in the period ended December 31, 2004. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.” As the price is predetermined, all revenues are recognized at the time the delivery of imaging service has occurred and collectibility is reasonably assured which is based upon contract terms with healthcare providers and negotiated rates with third party payors and patients.

Stock-Based Compensation   The Company accounts for stock based compensation awards using the intrinsic value method prescribed under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations. For the years ended December 31, 2002, 2003 and 2004 the Company recorded non-cash stock-based compensation of $300, $72 and $48, respectively, for options issued with exercise prices below the fair value of the common stock. All other employee stock-based awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in the Company’s operating results for those awards. For the years ended December 31, 2002, 2003, and 2004 the Company recorded non-cash stock-based compensation of $1,600, $1,600 and $274, respectively, as a result of amending certain stock option agreements in June 2001 and May 2004 to reduce performance targets.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires presentation of pro forma information regarding net income and earnings per share determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2003 and 2004, respectively: risk-free interest rates of 4.44%, 3.25% and 3.32%; no dividend yield; volatility factors of the expected market price of the Company’s common stock of 71.9%, 78.0% and 53.3%; and a weighted average expected life of the options of 6.50, 6.22 and 5.69 years. The weighted average fair value of options granted during 2002, 2003 and 2004 is $7.35, $3.32 and $2.02, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ expected vesting period. Had compensation cost for the Company’s stock option plan been determined based on the estimated fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123 utilizing the Black-Scholes option-pricing model, the Company’s net income (loss) and basic and diluted earnings (loss) per share for the years ended December 31, would have approximated the pro forma amounts indicated below:

	2002	2003	2004
Net income (loss):
As reported	$35,939	$(31,610)	$(486)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	1,112	978	190
Deduct: Stock-based compensation expense determined under fair value based method, net of related tax effects	(753)	(248)	(951)
Pro forma net income (loss)	$36,298	$(30,880)	$(1,247)
Basic earnings (loss) per share:
As reported	$0.76	$(0.66)	$(0.01)
Pro forma	0.76	(0.65)	(0.03)
Diluted earnings (loss) per share:
As reported	$0.72	$(0.66)	$(0.01)
Pro forma	0.73	(0.65)	(0.03)

Employment Agreement Costs   The Company recorded employment agreement costs of $2,446 for the year ended December 31, 2003, related to payments under an amendment to an employment agreement (“amended agreement”) with our former chairman of the board. We recorded employment agreement costs of $2,064 for the year ended December 31, 2004, related to an employment agreement with our former chief financial officer and payments under the amended  agreement with our former chairman of the board. We expect to incur approximately $500 of costs over the remaining five-month term of the amended employment agreement with our former chairman of the board.

Derivatives   The Company accounts for derivative instruments and hedging activities in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Actvities” (“SFAS 133”) and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Hedging Actvities” (SFAS 138”), an amendment of SFAS 133. On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS 133 and SFAS 138. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company’s derivatives are recorded on the balance sheet at their fair value. For derivatives accounted for as cash flow hedges any unrealized gains or losses on fair value are included in other comprehensive income (loss), net of tax.

Income Taxes   The provision for income taxes is determined in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future income tax benefits are recognized only to the extent that the realization of such benefits is considered to be more likely than not. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, when it is more likely than not that such deferred tax assets will not be recoverable, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.

Fair Values of Financial Instruments   The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value based on the short-term maturity of these instruments. The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate fair value based on the short-term nature of these accounts. The carrying amount reported in the balance sheet for long-term debt under our Credit Agreement approximates fair value, as these borrowings have variable rates that reflect currently available terms and conditions for similar debt. The fair value of the Company’s senior subordinated notes and its equipment loans was $288,344 and $168,357 compared to the carrying amount reported on the balance sheet of $274,122 and $165,789 as of December 31, 2003 and 2004, respectively. The fair value of the Company’s senior subordinated notes was based upon the bond trading prices at December 31, 2003 and 2004, respectively. The fair value of the equipment loans was estimated using discounted cash flow analyses, based on the Company’s current incremental rates for similar types of equipment loans.

Use of Estimates   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications   Certain prior year amounts have been reclassified to conform to the 2004 presentation.

Comprehensive Income   For the years ended December 31, 2002 and 2003, the Company did not have any components of comprehensive income as defined in Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). For the year ended December 31, 2004, the Company entered into interest rate swap agreements, as discussed in Note 9, for which unrealized losses are classified as a component of comprehensive income (loss) as defined in SFAS 130.

Segment Reporting   The chief operating decision maker reviews the operating results of the Company’s geographic regions for the purpose of making operating decisions and assessing performance. Based on the aggregation criteria in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has aggregated the results of its geographic regions into one reportable segment.

Recent Accounting Pronouncements   In January 2003, the FASB issued EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). This guidance clarifies when an investment accounted for in accordance with APB Opinion No. 18, “The Equity

Method of Accounting for Investments in Common Stock,” and SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We adopted the disclosure requirements of EITF 03-01, however the recognition and measurement provisions of the standard have been deferred.

In November 2003, the FASB issued EITF 03-16, “Accounting for Investments in Limited Liability Companies” (“EITF 03-16”). This issue states that an investment in a limited liability company (“LLC”) that maintains a “specific ownership account” for each investor, similar to a partnership capital account structure, should be viewed as similar to an investment in a limited partnership for purposes of determining whether a noncontrolling investment in an LLC should be accounted for using the cost method or the equity method. Therefore, the provisions of Statement of Position  78-9, “Accounting for Investments in Real Estate Ventures,” and related guidance, including Topic No. D-46, “Accounting for Limited Partnership Investments,” also apply to such LLCs. EITF 03-16 is effective for reporting periods beginning after June 15, 2004. The adoption of EITF 03-16 did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), which is an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB 29”). This statement addresses the measurement of exchanges of nonmonetary assets, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets as defined in paragraph 21(b) of APB 29, and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company believes the adoption of SFAS 153 will not have a material impact on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS 123(R) (revised December 2004), “Share-Based Payment”, which is a revision of SFAS 123 and supersedes APB No. 25. This statement requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, SFAS 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period. This statement is effective for the first interim reporting period beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R) and the impact on its consolidated financial position and results of operations.

3.   Transactions

On March 30, 2003, the Company entered into a joint venture agreement with GE Capital Corporation to form Affordable Imaging Rentals, LLC (“AIR”), subsequently renamed to Mobile Interim Solutions (“MIS”). MIS owns and operates a diagnostic imaging rental fleet of approximately 50 systems, primarily used by hospital and other healthcare clients for short-term, unstaffed MRI and CT rental needs. The Company has a 50% equity interest in MIS for which it paid $8,700 in cash. This equity interest is an investment in a non-consolidated investee, because the Company does not possess control, and is being accounted for under the equity method. The Company also entered into a long-term management agreement with MIS to provide logistics and related services for the rental fleet.

4.   Impairment Charges

In 2003, the Company saw an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers selling systems directly to certain of the Company’s clients. This has caused an increase in the number of the Company’s clients deciding not to renew its contracts, and as a result, the Company’s MRI revenues have declined and they continue to decline in 2004. These events triggered an acceleration of the review of the recoverability of the carrying value of certain equipment, goodwill, and other intangible assets according to the provisions of SFAS 144 and SFAS 142. Due to the factors noted above, in 2003 the Company recognized a non-cash impairment charge totaling $73,225 associated with goodwill and other intangible assets and certain equipment in accordance with the provisions of SFAS 142 and 144, and an impairment of an investment in a joint venture, the components of which are described in more detail below.

In 2003, as discussed in Note 5, the Company recorded an impairment charge of $41,916 under SFAS 142 related to goodwill and an impairment charge of $802 under SFAS 144 related to certain customer contract intangible assets.

The Company evaluated the recoverability of the carrying amount of certain long-lived assets, specifically its 1.0 Tesla and 0.2 Tesla MRI systems, as a result of the decline in client demand for these systems. An impairment is assessed when the undiscounted expected future cash flows derived from the asset are less than its carrying amount. The Company used its best judgment based upon the most current facts and circumstances when applying these impairment rules. Based upon the analysis performed on the 1.0 Tesla and 0.2 Tesla MRI systems, an impairment charge of $22,793 was recognized to reduce certain of these assets to their fair market value as of September 30, 2003. Fair market value was based upon quoted market prices. The Company revised its estimate of residual values on all of its MRI equipment from 20% to 10%. In addition, the Company also changed its estimate of useful lives of 1.5 Tesla MRI systems from 8 years to 7 years. Both of these changes in estimates are being recognized on a prospective basis.

In 2003, the Company recognized a $7,714 impairment charge relating to an other than temporary decline in the fair value of the Company’s investment in a joint venture. The Company concluded that its investment was other than temporarily impaired because the Company’s carrying value of the investment exceeded the calculated fair value of the investment and the prospects for recovery are considered weak. The fair value of the investment was based upon the Company’s best estimate of the expected discounted future cash flows of the joint venture.

5.   Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2003	$122,992
Additions to goodwill during the year	0
Balance at December 31, 2004	$122,992

Intangible assets consisted of the following:

	December 31, 2003			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$40,426	$(12,480)	$27,946	$40,426	$(15,528)	$24,898
Other	2,890	(1,536)	1,354	3,272	(2,010)	1,262
Total amortizing intangible assets	$43,316	$(14,016)	$29,300	$43,698	$(17,538)	$26,160
Intangible assets not subject to amortization			$1,653			$2,089
Total other intangible assets			$30,953			$28,249

The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate an impairment of these assets has possibly occurred. Goodwill is allocated to the Company’s various reporting units which represent the Company’s geographical regions. The Company compares the fair value of the reporting unit to its carrying amount to determine if there is potential impairment.

In 2003, the Company recognized a goodwill impairment charge of $41,916 in three of its reporting units to reduce these assets to their fair value as of September 30, 2003. The implied fair value for goodwill is determined based on the fair value of assets and liabilities of the respective reporting units, in accordance with SFAS 142, based on discounted cash flows, market multiples, or appraised values as appropriate.

Also in the third quarter of 2003 in accordance with SFAS 144, the Company determined that certain intangible assets acquired in May 1998 were impaired, and the Company recorded a charge of $802 to two of its reporting units in order to record these assets at fair value. Fair market value was determined based upon discounted cash flows.

Based upon the SFAS 144 study performed, the Company changed its estimate for the amortization period of customer contracts from a weighted average useful life of 19 years to 15 years in the third quarter of 2003. This change in estimate has been recognized on a prospective basis. Other intangible assets subject to amortization were determined to have a weighted average useful life of six years. Amortization expense for intangible assets subject to amortization was $2,502, $2,897 and $3,522 for the years ended December 31, 2002, 2003 and 2004, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.

Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2005	$3,511
2006	3,451
2007	3,234
2008	3,024
2009	2,704

6.   Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31,
	2003	2004
Accrued systems rental and maintenance costs	$2,472	$3,058
Accrued site rental fees	1,795	1,796
Accrued property and sales taxes payable	7,125	8,061
Accrued self-insurance expense	3,072	4,789
Other accrued expenses	5,196	4,473
Total	$19,660	$22,177

7.   Long-Term Debt and Senior Subordinated Credit Facility

Long-term debt consisted of the following:

	December 31,
	2003	2004
Term loan facility	$307,125	$409,875
Senior subordinated notes	260,000	153,541
Equipment debt	14,122	12,248
Long-term debt, including current portion	581,247	575,664
Less current portion	4,927	9,390
Long-term debt	$576,320	$566,274

Bank Credit Facilities On November 2, 1999, the Company entered into a $616,000 Credit Agreement (the “Credit Agreement”) consisting of a $131,000 Tranche A Term Loan Facility, a $150,000 Tranche B Term Facility, a $185,000 Tranche C Term Loan Facilty, and a Revolving Loan Facilty. On June 11, 2002, the Company entered into a second amendment to its Credit Agreement in order to complete a $286,000 refinancing of its Tranche B and C term loan facility. Under the terms of the amended term loan facility, the Company received proceeds of $286,000 from a new Tranche C term loan facility, and used the entire amount of the proceeds to retire $145,500 and $140,500 owed under Tranche B and C of its existing term loan facility, respectively. The new Tranche C borrowing rate was decreased to the London InterBank Offered Rate (“LIBOR”) plus 2.375%. The borrowing rate under the previously applicable Tranche B borrowing rate had been LIBOR plus 2.750% and the previously applicable Tranche C borrowing rate had been LIBOR plus 3.000%.

On December 29, 2004, the Company entered into a third amendment to its Credit Agreement which revised the Tranche C term loan facility (“Tranche C1”) resulting in incremental borrowings of $154,000 and decreased the maximum amount of availability under the existing revolving loan facility from $150,000 to $70,000. The proceeds from the amendment were used to complete a tender offer to retire $256,459 of the $260,000 10 3/8% Senior Subordinated Notes due 2011, as discussed below. The new Tranche C1 borrowing rate decreased to LIBOR plus 2.250%. At December 31, 2004, the Company had no borrowings outstanding and $64,800 in available borrowings under the new revolving line facility. The Company’s Credit Agreement, as amended, will govern the new Tranche C1 term loan facility and the new revolving loan facility with the same security provisions and restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and restrictive payments. As of December 31, 2004, the Company was in compliance with all covenants under the Credit Agreement. As noted in the maturities schedule, principal payments are required in 2006 for Tranche A and on various dates through 2011 for the new Tranche C1. Voluntary prepayments are permitted in whole or in part without premium or penalty. Interest under the term loan facility and revolving loan facility is variable based on the Company’s leverage ratio and changes in specified published rates and the bank’s prime lending rate.

The weighted average interest rates on the Tranche A and new Tranche C1 term loan facilities at December 31, 2004 were 3.50% and 4.69%, respectively. The Company pays a commitment fee equal to 0.50% per annum on the undrawn portion available under the new revolving loan facility. The Company also pays variable per annum fees in respect of outstanding letters of credit. The Credit Agreement is collateralized by the Company’s equity interests in its majority owned subsidiaries, partnerships and limited liability companies and its unencumbered assets, which include accounts receivable, inventory, equipment, and intellectual property.

10 3/8% Senior Subordinated Notes In December 2004 the Company completed a cash tender offer (the “Tender Offer”) for any and all of its outstanding 10 3/8% Notes. The Company redeemed the 10 3/8% Notes at a redemption price equal to 113.856% of the principal amount, together with the accrued interest to the redemption date. The Company incurred a loss on early retirement of debt of $44,393 for the tender offer which represents the tender premium and consent payment to redeem the 10 3/8% Notes, write off of unamortized debt issuance costs related to the retired debt, and fees and expenses related to the redemption of the 10 3/8% Notes. The Company used the remaining proceeds from the amended term loan facility, proceeds from the sale of the 7 1/4% Notes described below, and existing cash to settle the tender premium and consent payment. At December 31, 2004, the Company had $3,541 remaining of the original $260,000 10 3/8% Notes. As of December 31, 2004, the Company was in compliance with all covenants contained in our 10 3/8% Notes.

7 1/4% Senior Subordinated Notes On December 29, 2004, the Company issued $150,000 of its 7 1/4% Senior Subordinated Notes due 2012 (the “7 1/4% Notes”) in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, and used the proceeds to repay a portion of its 10 3/8% Notes. The 7 1/4% Notes contain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and restrictive payments. The 7 1/4% Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior debt, including bank debt, and all obligations of its subsidiaries. As of December 31, 2004, the Company was in compliance with all covenants contained in the 7 1/4% Notes.

The maturities of long-term debt as of December 31, 2004 are as follows:

	Term Loans		Subordinated	Equipment
	Tranche A	Tranche C1	Notes	Loans	Total
Year ending December 31:
2005	$—	$3,900	$—	$5,490	$9,390
2006	19,875	3,900	—	3,321	27,096
2007	—	3,900	—	1,726	5,626
2008		3,900	—	1,154	5,054
2009		3,900	—	557	4,457
Thereafter	—	370,500	153,541	—	524,041
	$19,875	$390,000	$153,541	$12,248	$575,664

Of the Company’s total indebtedness at December 31, 2004, $565,455 is an obligation of the Company and $10,209 is an obligation of the Company’s consolidated subsidiaries.

8.   Stockholders’ Deficit

Earnings (Loss) Per Common Share   The following table sets forth the computation of basic and diluted earnings (loss) per share (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2002	2003	2004
Numerator:
Net income (loss)	$35,939	$(31,610)	$(486)
Denominator:
Weighted-average shares—basic	47,595	47,872	48,350
Effect of dilutive securities:
Employee stock options	2,198	—	—
Weighted-average shares—diluted	49,793	47,872	48,350
Earnings (loss) per common share:
Basic	$0.76	$(0.66)	$(0.01)
Diluted	$0.72	$(0.66)	$(0.01)

Stock Options and Awards   In December 1997, the Company adopted an employee stock option plan (“1997 Equity Plan”) pursuant to which options with respect to a total of 4,685,450 shares of the Company’s common stock were available for grant. Options were granted at their fair value at the date of grant. All options have 10-year terms. On November 2, 1999, in connection with the 1999 Recapitalization Merger, all options under the 1997 Equity Plan became fully vested.

In connection with the Company’s acquisition of all of the outstanding common stock of Three Rivers Holding Corporation (“Three Rivers”), the parent corporation of SMT Health Services, Inc., in 1999, outstanding employee stock options under the 1997 Three Rivers Stock Option Plan were converted into options to acquire shares of the Company’s common stock. The Three Rivers stock option plan allowed for options with respect to a total of 2,825,200 shares of the Company’s common stock to be available for grant. Options were granted at their fair value at the date of grant. All options have 10-year terms. On November 2, 1999, in connection with a series of transactions contemplated by an Agreement and Plan of Merger between Viewer Acquisition Corp and the Company in November 1999 (the “1999

Recapitalization Merger”), all options under the 1997 Three Rivers Stock Option Plan became fully vested.

In connection with the 1999 Recapitalization Merger, the Company adopted an employee stock option plan (the “1999 Equity Plan”) pursuant to which options with respect to a total of 6,325,000 shares of the Company’s common stock will be available for grant. Options are granted with exercise prices equal to fair value of the Company’s common stock at the date of grant, except as noted below. All options have 10-year terms. A portion of the options vest in equal increments over five years and a portion vest after eight years (subject to acceleration if certain financial performance targets are achieved). In November 2000, the Company granted 865,000 options to certain employees at exercise prices below the fair value of the Company’s common stock, of which 35,000 options were outstanding at December 31, 2004. The exercise price of these options and the fair value of the Company’s common stock on the grant date were $5.60 and $9.52 per share, respectively. For the years ended December 31, 2002, 2003 and 2004 the Company recorded non-cash stock-based compensation of $300, $72 and $48, respectively, with an offset to additional paid-in deficit.

Under the 1999 Equity Plan, a portion of the options granted are “performance options.” These options vest on the eighth anniversary of the grant date if the option holder is still an employee, but the vesting accelerates if the Company meets the operating performance targets specified in the option agreements. On June 20, 2001, the Company’s compensation committee authorized the Company to amend the option agreements under its 1999 Equity Plan to reduce the performance targets for 1,899,600 performance options out of the 2,284,222 performance options outstanding. On May 18, 2004, the Company’s compensation committee authorized the Company to make a second amendment to the option agreements under its 1999 Equity Plan to further reduce the performance targets for all of the 1,914,500 performance options outstanding. As a result of the amendment, if the Company achieves the reduced performance targets but does not achieve the original performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, the Company would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option’s exercise price. Under the first amendment, management estimates that the Company could incur an additional $100 to $500 in the aggregate of these non-cash stock-based compensation charges over the next year. Under the second amendment, management estimates that the Company could incur an additional $100 to $200 in the aggregate of these non-cash stock-based compensation charges over the next 4 1/2 years. These charges, however, may not be evenly distributed over each of those three years or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees. For the year ended December 31, 2002, 2003 and 2004, the Company recorded $1,600, $1,600 and $274, respectively, in non-cash stock-based compensation as a result of the amendment.

The following table summarizes the Company’s stock option activity:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2001	6,528,990	$4.42
Granted	465,000	10.76
Exercised	(218,450)	2.81
Canceled	(1,346,240)	7.11
Outstanding at December 31, 2002	5,429,300	4.35
Granted	2,511,000	4.77
Exercised	(210,000)	1.10
Canceled	(2,909,420)	4.10
Outstanding at December 31, 2003	4,820,880	4.86
Granted	987,500	3.92
Exercised	(1,033,850)	3.72
Canceled	(1,085,420)	5.75
Outstanding at December 31, 2004	3,689,110	$4.67

The following table summarizes information about all stock options outstanding at December 31, 2004:

Options Outstanding	Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Exercise Price
		(years)
167,410	$2.04	2.8	167,410	$2.04
41,500	1.65	3.3	41,500	1.65
62,500	2.20	4.2	62,500	2.20
572,500	5.60	4.9	565,500	5.60
70,400	13.00	6.6	42,240	13.00
35,000	10.65	7.0	17,500	10.65
1,000,000	5.27	8.0	300,000	5.27
296,300	5.19	8.0	73,760	5.19
400,000	2.95	8.3	120,000	2.95
103,000	4.95	8.4	30,900	4.95
105,000	3.55	8.7	21,000	3.55
455,500	3.67	9.0	4,600	3.67
70,000	4.04	9.4	—	4.04
40,000	4.06	9.4	—	4.06
250,000	4.19	9.6	—	4.19
20,000	7.20	9.8	—	7.20
3,689,110	$4.67	7.5	1,446,910	$4.85

Directors’ Deferred Compensation Plan   Effective January 1, 2000, the Company established a Directors’ Deferred Compensation Plan (the “Director Plan”) for all non-employee directors. Each of the non-employee directors has elected to participate in the Director Plan and have their annual fee of $25 deferred into a stock account and converted quarterly into Phantom Shares. Upon retirement, separation from the Board of Directors, or the occurrence of a change of control, each director has the option of being paid cash or issued common stock for their Phantom Shares. For the years ended December 31, 2002, 2003 and 2004 the Company recorded additional director fees of zero, zero, and $299 respectively, with an increase to other accrued liabilities for the difference between the current fair market value and the original issuance price of the Phantom Shares. At December 31, 2003 and 2004, $591 and $946, respectively was included in other accrued liabilities relating to the Director Plan.

9.   Accumulated Other Comprehensive Income (Loss)

During 2004, the Company entered into interest rate swap agreements, with notional amounts of $56,813, $46,813 and $48,438 to hedge the future cash interest payments associated with a portion of the Company’s variable rate bank debt. These agreements mature in 2007. As of December 31, 2004, the fair value of the Company’s interest rate swap agreement was an accumulated loss of $464. Under these arrangements, the Company receives three-month LIBOR and pays a fixed rate of 3.15%, 3.89% and 3.69%, respectively. The net effect of the hedges is to record interest expense at fixed rates of 5.40%, 6.14% and 5.94%, respectively, as the debt incurs interest based on three-month LIBOR plus 2.25%. For the year ended December 31, 2004, the Company recorded a net settlement amount of $1,020. The Company has designated these swaps as cash flow hedges of variable future cash flows associated with its long-term debt. The Company recognized a loss, net of tax, of $278 based on the change in fair value of these instruments for the year ended December 31, 2004. The Company will continue to record subsequent changes in the fair value of the swaps through other comprehensive income (loss) during the period these instruments are designated as cash flow hedges.

10.   Commitments and Contingencies

The Company has maintenance contracts with its equipment vendors for substantially all of its diagnostic imaging equipment. The contracts are between one and five years from inception and extend through the year 2006, but may be canceled by the Company under certain circumstances. The Company’s total contract payments for the years ended December 31, 2002, 2003 and 2004 were $31,882, $33,598 and $35,214, respectively. At December 31, 2004, the Company had binding equipment purchase commitments totaling $22,425.

The Company leases office and warehouse space and certain equipment under non-cancelable operating leases. The office and warehouse leases generally call for minimum monthly payments plus maintenance and inflationary increases. The future minimum payments under such leases are as follows:

Year ending December 31:
2005	$4,864
2006	4,110
2007	3,588
2008	1,850
2009	562
Thereafter	—
$14,974

The Company’s total rental expense, which includes short-term equipment rentals, for the years ended December 31, 2002, 2003 and 2004 was $12,257, $8,852 and $8,722 respectively.

The Company has applied the disclosure provisions of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by FASB Statement No. 5, “Accounting for Contingencies,” by requiring a guarantor to disclose certain type of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the Company is the guarantor or indemnifies a party, where we believe the likelihood of performance is remote.

In the normal course of business, the Company has made certain guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. The Company indemnifies other parties, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters.  The Company has agreed to hold the other party harmless against losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims arising from a breach of representations or covenants.  In addition, the Company has entered into indemnification agreements with its executive officers and directors and the Company’s bylaws contain similar indemnification obligations. Under these arrangements, we are obligated to indemnify, to the fullest extent permitted under applicable law, our current or former officers and directors for various amounts incurred with respect to actions, suits or proceedings in which they were made, or threatened to be made, a party as a result of acting as an officer or director.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.  Historically, payments made related to these indemnifications have been immaterial. At December 31, 2004 the Company has determined that no liability is necessary related to these guarantees and indemnities.

The Company guarantees a portion of a loan on behalf of an unconsolidated investee under an agreement executed prior to 2002. The maximum potential future payment under this financial guarantee is $306 at December 31, 2004. The Company has not recorded an obligation for this guarantee.

The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its results of operations or consolidated financial position.

11.   401(k) Savings Plan

The Company established a 401(k) Savings Plan (the “Plan”) in January 1990. Effective August 1, 1998, the Plan was amended and restated in its entirety. Currently, all employees who are over 21 years of age are eligible to participate after attaining three months of service. Employees may contribute between 1% and 25% of their annual compensation. The Company matches 50 cents for every dollar of employee contributions up to 5% of their annual compensation, subject to the limitations imposed by the Internal Revenue Code. The Company may also make discretionary contributions depending on profitability. No discretionary contributions were made in 2002, 2003 or 2004. The Company incurred and charged to expense $1,488, $1,454 and $1,468 during 2002, 2003 and 2004, respectively, related to the Plan.

12.   Income Taxes

The provision (benefit) for income taxes shown in the consolidated statements of operations consists of the following:

	Year Ended December 31,
	2002	2003	2004
Current:
Federal	$(100)	$(100)	$(5,099)
State	1,207	1,302	732
Total current	1,107	1,202	(4,367)
Deferred:
Federal	19,727	(1,635)	(1,566)
State	4,661	(1,247)	(837)
Total deferred	24,388	(2,882)	(2,403)
Total provision (benefit) for income taxes	$25,495	$(1,680)	$(6,770)

Significant components of the Company’s net deferred tax assets (liabilities) at December 31 are as follows:

	2003	2004
Basis differences in equipment	$(86,006)	$(93,985)
Basis differences in intangible assets	(5,950)	(5,621)
Net operating losses	61,795	71,932
Accounts receivable	3,534	3,027
State income taxes	4,015	3,117
Accruals not currently deductible for income tax purposes	2,024	2,739
Basis differences associated with acquired investments	(996)	(2,228)
Other	3,743	1,954
Total deferred taxes	(17,841)	(19,065)
Valuation allowance	(18,113)	(18,113)
Net deferred taxes	$(35,954)	$(37,178)
Current deferred tax asset	$15,783	$12,782
Noncurrent deferred tax liability	(51,737)	(49,960)
Net deferred taxes	$(35,954)	$(37,178)

A reconciliation of the expected total provision (benefit) for income taxes, computed using the federal statutory rate on income (loss) is as follows:

	Year Ended December 31,
	2002	2003	2004
U.S. Federal statutory tax expense (benefit)	$21,502	$(11,651)	$(2,539)
State income taxes, net of federal benefit	3,814	454	(68)
Amortization or write-off of non-deductible goodwill	1,583	8,132	—
Performance based stock options	—	—	569
Tax settlement	—	—	(5,095)
Other	(1,404)	1,385	363
Provision (benefit) for income taxes	$25,495	$(1,680)	$(6,770)

As of December 31, 2004, the Company had net operating loss carryforwards of approximately $194,000 and $54,000 for federal and state income tax purposes, respectively. The utilization of the majority of these net operating loss carryforwards may be subject to limitation under Section 382 of the Internal Revenue Code. These loss carryforwards will expire at various dates from 2005 through 2024. As of December 31, 2004, the Company also had alternative minimum tax credit carryforwards of $358 with no expiration date.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are, in management’s estimation, more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for certain state net operating loss carryforwards, as well as net operating loss carryforwards from the acquisition of Mobil Technology, Inc. (“MTI”) in 1998 which are subject to limitation. Any reductions in the valuation allowance resulting from realization of the MTI net operating loss carryforwards will result in a reduction of goodwill.

During 2004, the Company recorded a higher than statutory income tax benefit primarily due to the reversal of income tax reserves of $5,095 primarily related to the favorable outcome of examinations of its 1998 and 1999 federal income tax returns and a favorable final IRS determination related to the treatment of an income item in a federal income tax return of one of its subsidiaries.

At December 31, 2004, $1,470 of tax contingency accruals remain as the Company feels it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated based on specific events.

13.   Quarterly Financial Data (Unaudited)

The following table sets forth selected unaudited quarterly information for the Company’s last eight fiscal quarters. This information has been prepared on the same basis as the Consolidated Financial Statements and all necessary adjustments (which consisted only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the Consolidated Financial Statements and related notes included elsewhere herein.

	Quarter Ended
	Mar. 31, 2003	Jun. 30, 2003	Sep. 30, 2003	Dec. 31, 2003
Revenues	$102,735	$105,333	$105,660	$101,555
Income (loss) before income taxes and minority interest expense	12,255	10,301	(61,717)	7,557
Net income (loss)	6,880	5,653	(50,676)	6,533
Earnings (loss) per common share:
Basic	$0.14	$0.12	$(1.06)	$0.14
Diluted	$0.14	$0.12	$(1.06)	$0.14

	Quarter Ended
	Mar. 31, 2004	Jun. 30, 2004	Sep. 30, 2004	Dec. 31, 2004
Revenues	$105,646	$109,481	$109,760	$107,193
Income (loss) before income taxes and minority interest expense	8,431	11,790	12,191	(37,295)
Net income (loss)	4,540	11,723	6,966	(23,715)
Earnings (loss) per common share:
Basic	$0.09	$0.24	$0.14	$(0.49)
Diluted	$0.09	$0.24	$0.14	$(0.49)

The Company experiences seasonality in the revenues and margins generated for its services. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue is affected primarily by fewer calendar days and inclement weather, typically resulting in fewer patients being scanned during the period. Fourth quarter revenue is affected primarily by holiday and client and patient vacation schedules and inclement weather, also resulting in fewer scans during the period. The variability in margins is higher than the variability in revenues due to the fixed nature of the Company’s costs.

14.   Related-Party Transactions

The Company recorded management fees payable to Kohlberg Kravis Roberts & Co (“KKR”) of $650 in 2002, 2003 and 2004, and will continue to receive financial advisory services from KKR on an ongoing basis. At December 31, 2003 and 2004, the Company has accrued $163 related to these services.

Revenue from management agreements with unconsolidated equity investees was $6,826, $9,028 and $11,508 during 2002, 2003 and 2004, respectively.

15.   Subsequent Events

In January 2005, the Company entered into multiple interest rate collar agreements for its variable rate bank debt. The total underlying notional amount of the debt was $178,000. Under these arrangements the Company has purchased a cap on the interest rate of 4.00% and has sold a floor of 2.25%. The Company paid a net purchase price of $1,462 for these collars which mature at various dates between January 2007 and January 2008.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are more limited than those we maintain with respect to our consolidated subsidiaries. These unconsolidated entities are not considered material to our consolidated financial position or results of operations.

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

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)   Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)   Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of managements and directors of the Company; and

(3)   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004. Deloitte & Touche LLP has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

Paul S. Viviano, Chief Executive Officer
R. Brian Hanson, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alliance Imaging, Inc.
Anaheim, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Alliance Imaging, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 8, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Costa Mesa, California
March 8, 2005

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 10 of Form 10-K with respect to identification of our directors is incorporated by reference from the information contained in the section captioned “Nominees and Other Members of the Board of Directors” in our 2005 definitive proxy statement.

The information required by Item 10 of Form 10-K with respect to compliance with Section 16 (a) of the Securities Exchange Act, as amended, is incorporated by reference from the information contained in the section captioned “Section 16(a) Beneficial Reporting Compliance” in our 2005 definitive proxy statement.

The information required by Item 10 of Form 10-K with respect to our Code of Business Conduct and Ethics that applies to our senior financial officers is incorporated by reference from the section captioned “Availability of Certain Documents” in our 2005 definitive proxy statement.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Directors Compensation”, “Summary Compensation Table”, “Option Grants in Last Fiscal Year”, “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values”, “Employment and Change of Control Arrangements”, “Stock Performance Graph”, “Report of the Compensation Committee on Executive Compensation”, and “Compensation Committee Interlocks and Insider Participation” in our 2005 definitive proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information contained in the section captioned “Ownership of Alliance Common Stock” in our 2005 definitive proxy statement.

The information required by Item 12 of Form 10-K with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from the information contained in Item 5 of Part II of this Form 10-K.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned “Certain Relationships and Related Party Transactions” in our 2005 definitive proxy statement.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K with respect to principal accountant fees and services is incorporated by reference from the section captioned “Ratification of the Appointment of Deloitte & Touche LLP as Independent Auditors” in our 2005 definitive proxy statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)           The following documents are filed as part of this Form 10-K:

1.                Financial Statements:

A listing of the Consolidated Financial Statements, related notes and Report of Independent Registered Public Accounting Firm is set forth in Item 8 of this report on Form 10-K.

2.                Financial Statement Schedules:

The following Financial Statement Schedule for the years ended December 31, 2004, 2003 and 2002 is set forth on page 78 of this report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes for the year ended December 31, 2004.

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
4.5

Indenture dated as of December 29, 2004 by and between the Registrant and the Bank of New York with respect to $150 million aggregate principal amount of 7 1/4% Senior Subordinated Notes due 2012 and 7 1/4% Series B Senior Subordinated Notes due 2012.(13)

4.6	Supplemental Indenture dated as of December 14, 2004 by and between Registrant and the Bank of New York with respect to 10 3/8% Senior Subordinated Notes due 2011.(13)
4.7	Third Amendment dated as of December 29, 2004 to Credit Agreement.(13)
10.1	The 1999 Equity Plan for Employees of Alliance and Subsidiaries including the forms of option agreements used thereunder, as amended.(5)
10.2	The Alliance 1997 Stock Option Plan, including form of option agreement used thereunder, as amended.(5)
10.3	The Three Rivers Holding Corp. 1997 Stock Option Plan, as amended.(5)
10.4	Alliance Directors’ Deferred Compensation Plan, as amended.(6)
10.5	2003 Incentive Plan(9)
10.6	Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(1)
10.7	Agreement Not to Compete dated as of July 23, 1999 between Alliance and Richard N. Zehner.(1)
10.8	Amendment to Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(2)
10.9	Amendment to Employment Agreement dated as of December 31, 1997 between Alliance and Richard N. Zehner.(3)

10.10	Second Amendment to Employment Agreement dated as of February 5, 1998 between Alliance and Richard N. Zehner.(3)
10.11	Employment Agreement dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.12	Agreement Not to Compete dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.15	Employment Agreement dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.16	Agreement Not to Compete dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.17	Employment Agreement dated as of January 1, 2003 between Alliance and Paul S. Viviano.(9)
10.18	Agreement Not to Compete dated as of January 1, 2003 between Alliance and Paul S. Viviano.(9)
10.19	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(9)
10.20	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(9)
10.21	Form of Stockholder’s Agreement.(5)
10.23	Registration Rights Agreement dated as of November 2, 1999.(5)
10.24	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.25	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.26	Form of Indemnification Agreement.(6)
10.27	Amendment to Employment Agreement, Non-Qualified Stock Option Agreement and Non-Compete Agreement, dated as of May 21, 2003, between Alliance and Richard N. Zehner.(10)
10.29	Amendment to Employment Agreement and Stockholders’ Agreement, dated March 29, 2004 by and between Alliance, Viewer Holdings, LLC and Kenneth S. Ord.(12)
21.1	List of subsidiaries.(14)
23.1	Consent of Independent Registered Public Accounting Firm.(14)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(14)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(14)

(1)          Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-2, No. 333-33817.

(2)          Incorporated by reference herein to the indicated Exhibit in response to Item 14(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-16334).

(3)          Incorporated by reference herein to the indicated Exhibit in response to Item 14(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-16334).

(4)          Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 000-16334).

(5)          Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-4, No. 333-60682, as amended.

(6)          Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1, No. 333-64322, as amended.

(7)          Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 001-16609).

(8)          Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-16609).

(9)          Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-16609).

(10)   Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-16609).

(11)   Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-16609).

(12)   Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-16609).

(13)   Incorporated by reference to exhibits filed in response to Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 29, 2004 (File No. 001-16609).

(14)   Filed herewith

(b)          Reports on Form 8-K in the fourth quarter of 2004.

On October 7, 2004, we filed a Form 8-K announcing that effective October 1, 2004 Andrew P. Hayek was promoted to the position of President and Chief Operating Officer of our Company. Also, effective October 1, 2004, Paul S. Viviano who served as Chairman, Chief Executive Officer, and President became our Chairman and Chief Executive Officer.

On November 3, 2004, pursuant to Securities and Exchange Commission Release No. 33-8216, we filed a Form 8-K containing a press release issued on November 1, 2004, which sets forth our results of operations for the quarter and nine months ended September 30, 2004

On December 1, 2004, we filed a Form 8-K containing a press release issued on November 30, 2004, announcing that we had commenced a cash tender offer for any and all of our outstanding 10 3/8% Senior Subordinated Notes due 2011. The Form 8-K also contained a press release issued on November 30, 2004, announcing a proposed private offering of senior subordinated notes.

On December 10, 2004 we filed a Form 8-K containing a press release issued on December 8, 2004, announcing that we had commenced a private offering of senior subordinated notes. The Form 8-K also contained a press release issued on December 9, 2004, announcing pricing of $150 million of Senior Subordinated Notes.

On December 21, 2004, we filed a Form 8-K which disclosed certain changes in executive compensation and stock option grants to our named executive officers.

On December 30, 2004, we filed a Form 8-K which contained a press release issued on December 30, 2004, announcing that we had completed the sale of $150 million in aggregate principal amount of our 7 ¼% Senior Subordinated Notes due 2012 in a private placement transaction. The same press release also announced the complete refinancing of our Tranche C term loans and Revolving Loan facility through an amendment to our Credit Agreement, and our offer to purchase all of our outstanding 10 3/8% Senior Subordinated Notes due 2011. The Indenture for our 7 ¼% Senior Subordinated Notes due 2012, the Third Amendment to the Credit Agreement, and the Supplemental Indenture for our 10 3/8% Senior Subordinated Notes due 2011, were filed as exhibits to the Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE IMAGING, INC.
March 9, 2005	By:	/s/ PAUL S. VIVIANO
Paul S. Viviano, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9 2005.

Signature	Title
/s/ PAUL S. VIVIANO	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Paul S. Viviano
/s/ R. BRIAN HANSON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
R. Brian Hanson
/s/ HOWARD K. AIHARA	Vice President and Corporate Controller (Principal Accounting Officer)
Howard K. Aihara
/s/ NEIL F. DIMICK	Director
Neil F. Dimick
/s/ ANTHONY B. HELFET	Director
Anthony B. Helfet
/s/ ADAM H. CLAMMER	Director
Adam H. Clammer
/s/ MICHAEL W. MICHELSON	Director
Michael W. Michelson
/s/ JAMES C. MOMTAZEE	Director
James C. Momtazee
/s/ EDWARD L. SAMEK	Director
Edward L. Samek
/s/ JAMES H. GREENE	Director
James H. Greene, Jr.

ALLIANCE IMAGING, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions (Bad Debt Write-offs, net of Recoveries)	Balance at End of Period
Year ended December 31, 2004
Allowance for Doubtful Accounts	$8,376	$809	$(1,809)	$7,376
Year ended December 31, 2003
Allowance for Doubtful Accounts	$9,187	$2,843	$(3,654)	$8,376
Year ended December 31, 2002
Allowance for Doubtful Accounts	$12,244	$4,769	$(7,826)	$9,187