Form 10-K/A
period 2004-12-31
ALLIANCE IMAGING INC /DE/
filed 2005-04-15
CIK 817135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares outstanding of Common Stock, par value $0.01, as of March 31, 2005 was 49,211,896 shares.

Documents Incorporated by Reference

The Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 24, 2005 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

ALLIANCE IMAGING, INC.

FORM 10-K/A

For the Year Ended December 31, 2004

Explanatory Note

This amendment on Form 10-K/A is being filed to amend the Annual Report on Form 10-K of Alliance Imaging, Inc. for the fiscal year ended December 31, 2004, originally filed with the SEC on March 9, 2005. The purpose of this amendment is to amend portions of Items 6, 7, 8, 10 and 15 of our Form 10-K. While we are amending only certain portions of our Form 10-K, for convenience and ease of reference, we are filing the entire Form 10-K, except for the exhibits, in an amended and restated format. Unless stated otherwise, all information contained in this amendment is as of December 31, 2004. We have not updated the disclosure contained in our Form 10-K to reflect any events that have occurred since that date.

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

The trading price of our common stock on the New York Stock Exchange has fluctuated significantly in the past. During the period from January 1, 2003 though March 31, 2005, the trading price of our common stock fluctuated from a high of $14.15 per share to a low of $2.25 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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

Executive Officers of the Registrant

Set forth below is information regarding our executive officers, including their principal occupations for the past five years and their ages as of March 31, 2005. There are no family relationships between any of our executive officers and any other executive officer or board member. Our executive officers are elected annually by our board of directors and serve at the discretion of our board of directors.

Name	Age	Present Position
Paul S. Viviano	52	Chairman and Chief Executive Officer
Andrew P. Hayek	31	President and Chief Operating Officer
R. Brian Hanson	40	Executive Vice President and Chief Financial Officer
Russell D. Phillips, Jr.	42	Executive Vice President, General Counsel and Secretary
Howard K. Aihara	41	Vice President and Corporate Controller

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

	Year Ended December 31,
	2000	2001	2002	2003	2004
Consolidated Statements of Operations Data:
Revenues	$341,497	$372,676	$408,530	$413,553	$432,080
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	151,722	162,190	184,050	198,456	217,605
Selling, general and administrative expenses	37,975	43,944	45,822	47,472	48,142
Employment agreement costs	—	—	—	2,446	2,064
Severances and related costs	4,573	—	—	2,246	1,223
Loss on early retirement of debt	—	3,734	—	—	44,393
Impairment charges	—	—	—	73,225	—
Recapitalization, merger integration, and regulatory costs	4,523	—	—	—	.
Depreciation expense	54,924	63,761	69,384	77,675	80,488
Amortization expense	14,390	14,454	2,502	2,897	3,522
Interest expense, net	77,051	65,651	47,705	43,589	44,039
Other (income) and expense, net	—	—	(872)	(200)	(484)
Total costs and expenses	345,158	353,734	348,591	447,806	440,992
Income (loss) before income taxes, minority interest expense and earnings from unconsolidated investees	(3,661)	18,942	59,939	(34,253)	(8,912)
Income tax expense (benefit)	1,969	9,968	25,495	(1,680)	(6,770)
Minority interest expense	363	984	2,008	1,686	2,373
Earnings from unconsolidated investees	(3,790)	(2,540)	(3,503)	(2,649)	(4,029)
Net income (loss)	$(2,203)	$10,530	$35,939	$(31,610)	$(486)
Earnings (loss) per common share:
Basic	$(0.06)	$0.25	$0.76	$(0.66)	$(0.01)
Diluted	$(0.06)	$0.24	$0.72	$(0.66)	$(0.01)
Weighted average number of shares of common stock and common stock equivalents:
Basic	38,000	42,004	47,595	47,872	48,350
Diluted	38,000	44,612	49,793	47,872	48,350

	Year Ended December 31,
	2000	2001	2002	2003	2004
Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$12,971	$22,051	$31,413	$20,931	$20,721
Total assets	646,160	658,232	687,404	628,176	622,198
Long-term debt, including current maturities	758,989	655,961	608,862	581,247	575,664
Stockholders’ deficit	(203,809)	(80,857)	(42,309)	(70,798)	(67,528)

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

We record minority interest expense and earnings from unconsolidated investees related to our consolidated and unconsolidated subsidiaries, respectively. These subsidiaries primarily provide shared-service and fixed-site diagnostic imaging services.

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

Results of Operations

The table below shows the components in our consolidated statements of operations as a percentage of revenues:

	Year Ended December 31,
	2002	2003	2004
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	45.1	48.0	50.4
Selling, general and administrative expenses	11.2	11.5	11.1
Employment agreement costs	—	0.6	0.5
Severance and related costs	—	0.5	0.3
Loss on early retirement of debt	—	—	10.3
Impairment charges	—	17.7	—
Depreciation expense	17.0	18.8	18.6
Amortization expense	0.6	0.7	0.8
Interest expense, net of interest income	11.7	10.5	10.2
Other (income) and expense, net	(0.2)	—	(0.1)
Total costs and expenses	85.4	108.3	102.1
Income (loss) before income taxes, minority interest expense and earnings from unconsolidated investees	14.6	(8.3)	(2.1)
Income tax expense (benefit)	6.2	(0.4)	(1.6)
Minority interest expense	0.5	0.4	0.5
Earnings from unconsolidated investees	(0.8)	(0.7)	(0.9)
Net income (loss)	8.7%	(7.6)%	(0.1)%

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

	2002	2003	2004
PET and PET/CT statistics
Average number of PET and PET/CT systems	22.3	34.5	48.8
Scans per system per day	4.62	4.84	4.97
Total number of PET and PET/CT scans	22,411	40,969	56,714
Price per scan	$1,327.67	$1,348.17	$1,363.65

Following are the components of revenue for each of the years ended December 31 (in millions):

	2002	2003	2004
Total MRI revenue	$344.5	$321.8	$315.9
PET and PET/CT revenue	29.9	55.9	77.5
Other modalities and other revenue	34.1	35.9	38.7
Total	$408.5	$413.6	$432.1

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue increased $18.5 million, or 4.5%, to $432.1 million in 2004 compared to $413.6 million in 2003 primarily due to higher PET and PET/CT revenue and higher other modalities and other revenue, offset by lower MRI revenue. PET and PET/CT revenue in 2004 increased $21.6 million, or 38.7%, compared to 2003 primarily due to an increase in the number of PET and PET/CT systems in service, to 48.8 systems in 2004 from 34.5 systems in 2003. The increase in average number of systems in 2004 over 2003 resulted in a 38.4% increase in total scan volume, to 56,714 scans in 2004 from 40,969 scans in 2003. Scans per system per day also increased 2.7%, to 4.97 scans per system per day in 2004, from 4.84 in 2003. Further, the average price per PET and PET/CT scan increased 1.1% to $1,363.15 per scan in 2004 compared to $1,348.17 per scan in 2003. Other modalities and other revenue increased $2.8 million, or 7.8%, to $38.7 million in 2004 compared to $35.9 million in 2003 primarily due to an increase in management contract revenue for our managed contracts and reimbursement of out-of-pocket expenses for unconsolidated joint ventures. MRI revenue in 2004 decreased $5.9 million, or 1.8%, compared to 2003 primarily as a result of a 1.9% decrease in our MRI scan volume and a 1.5% decrease in the average price per MRI scan. MRI scan volume decreased to 812,730 scans in 2004 from 828,173 scans in 2003, primarily due to a decrease in the average number of scan-based systems in service, to 293.0 systems in 2004 from 306.4 systems in the 2003, partially offset by an increase of 2.3% in the average scans per system per day to 9.67 in 2004 from 9.46 in 2003. Average price per MRI scan decreased to $355.96 per scan in 2004 compared to $361.23 per scan in the corresponding period of 2003 primarily as a result of price reductions granted to certain clients upon renewal of their contracts and competitive pricing pressures. The decrease in total MRI revenue was offset by an increase in non-scan based MRI revenue.

We had 362 MRI systems at December 31, 2004 compared to 363 MRI systems at December 31, 2003. We had 54 PET and PET/CT systems at December 31, 2004 compared to 44 PET and PET/CT systems at December 31, 2003. The PET and PET/CT increase was primarily a result of planned system additions to satisfy client demand.

Cost of revenues increased $19.1 million, or 9.6%, to $217.6 million in 2004 compared to $198.5 million in 2003. Compensation and related employee expenses increased $7.7 million, or 7.7%,

primarily as a result of an increase in field management and technologists’ wage rates, including a $2.5 million increase in payroll related costs necessary to support new PET and PET/CT systems in operation whose technologists have a higher hourly rate than MRI technologists and a $2.5 million increase in employee benefits, including workers’ compensation expense.  The 31.5% increase in employee headcount to support the new PET and PET/CT systems in operation were partially offset by a 2.6% decrease in the number of employees necessary to support current MRI systems and a 5.1% decrease in the number of drivers primarily due to a decrease in the number of power units in service. Systems maintenance costs increased $4.2 million, or 10.6%, primarily due to an increase in the number of PET and PET/CT systems which have higher contracted preventative maintenance costs per system. Medical supplies increased $2.3 million, or 15.2%, primarily as a result of an increase in PET and PET/CT scan volume, which use a radiopharmaceutical as a component of the scan. Management contract expenses increased $1.9 million, or 26.2%, primarily as a result of an increase in expenses incurred on behalf of unconsolidated joint ventures. Licenses, taxes and fees increased $1.1 million, or 37.9%, primarily as a result of an increase in property taxes associated with the purchase of 12 PET/CT systems in 2004, which have a higher average property value then MRI systems. Outside medical services increased $1.1 million, or 14.4%, primarily as a result of an increase in outside radiologists service costs associated with an increase in retail revenue. All other operating expenses, excluding depreciation, increased $0.8 million, or 3.1%, primarily due to the increase in the number of systems in service. Cost of revenues, as a percentage of revenue, increased to 50.4% in 2004 from 48.0% in 2003 as a result of the factors described above.

Selling, general and administrative expenses increased $0.6 million, or 1.4%, to $48.1 million in 2004 compared to $47.5 million in 2003. Compensation and related employee expenses increased $4.2 million, or 14.9%, primarily due to increased costs as a result of changes in the management infrastructure, recruiting costs and an increase in management incentive compensation. This increase was offset by a decrease in the provision for doubtful accounts of $2.0 million, or 71.5% resulting from collection of older accounts receivable in 2004 billed in prior years and higher collections of 2004 revenues. The provision for doubtful accounts decreased as a percentage of revenue to 0.2% of revenue in 2004 compared to 0.7% of revenue in the corresponding period of 2003. Non-cash stock based compensation decreased $1.4 million, or 82.4%, to $0.3 million in 2004 from $1.7 million in 2003, primarily due to decreased costs associated with our amended stock option agreements. All other selling, general and administrative expenses decreased $0.2 million, or 1.2%. Selling, general and administrative expenses as a percentage of revenue were 11.1% and 11.5% in 2004 and 2003, respectively.

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

Earnings from unconsolidated investees increased by $1.4 million, or 52.1%, to $4.0 million in 2004 compared to $2.6 million in 2003, primarily due to an increase in earnings of unconsolidated investees primarily due to increases in scan volume and the number of systems in operation.

Our net loss was $(0.5) million, or $(0.01) per share on a diluted basis in 2004 compared to net loss of $(31.6) million, or $(0.66) per share on a diluted basis in 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue increased $5.1 million, or 1.2%, to $413.6 million in 2003 compared to $408.5 million in 2002 primarily due to higher PET and PET/CT revenue, offset by lower MRI revenue. Other modalities and other revenue increased $1.8 million in 2003 compared to 2002. PET and PET/CT revenue in 2003 increased $26.0 million, or 86.8%, compared to 2002 primarily due to an increase in the number of PET and PET/CT systems in service, to 34.5 systems in 2003 from 22.3 systems in 2002. The increase in average number of systems in 2003 over 2002 resulted in an 82.8% increase in total scan volume, to 40,969 scans in 2003 from 22,411 scans in 2002. Scans per system per day also increased 4.8%, to 4.84 scans per system per day in 2003, from 4.62 in 2002. Further, the average price per PET and PET/CT scan increased 1.5% to $1,348.17 per scan in 2003 compared to $1,327.67 per scan in 2002. MRI revenue in 2003 decreased $22.7 million, or 6.6%, primarily as a result of a 5.2% decrease in our MRI scan volume and a 1.7% decrease in the average price per MRI scan. The average daily scan volume per MRI system decreased to 9.46 in 2003 from 9.78 in 2002 primarily as a result of some higher volume clients choosing not to renew their contracts and our providing more days of service to existing clients than their growth in scan volume. The average price per MRI scan decreased 1.7% to $361.23 per scan in 2003 compared to $367.50 per scan in the corresponding period of 2002 primarily as a result of price reductions granted to certain clients upon renewal of their contracts and competitive pricing pressures. Total MRI revenue also decreased due to lower short-term MRI rental revenue, which was partially offset by an increase in non-scan based MRI revenue.

We had 363 MRI systems at December 31, 2003 compared to 353 MRI systems at December 31, 2002. We had 44 PET and PET/CT systems at December 31, 2003 compared to 28 PET systems at December 31, 2002. The PET and PET/CT increase was primarily a result of planned system additions to satisfy client demand.

Cost of revenues increased $14.4 million, or 7.8%, to $198.5 million in 2003 compared to $184.1 million in 2002. Compensation and related employee expenses increased $5.6 million, or 5.9%, primarily as a result of an increase in field management and technologists’ wage rates, including a $3.4 million increase in payroll related costs necessary to support new PET and PET/CT systems in operation whose technologists have a higher hourly rate than MRI technologists and a $1.8 million increase in employee benefits, including workers’ compensation expense. The increase in employees to support the new PET and PET/CT systems in operation were partially offset by a 5.4% decrease in the number of employees necessary to support current MRI systems and a 4.9% decrease in the number of drivers primarily due to a decrease in the number of power units in service. Medical supplies increased $3.8 million, or 34.6%, primarily as a result of an increase in PET and PET/CT scan volume, which use a radiopharmaceutical as a component of the scan. Equipment rental expense decreased $3.5 million, or 52.7%, resulting from a lower number of MRI rental systems and power units in operation. Systems maintenance costs increased $2.3 million, or 6.2%, primarily due to an increase in the average repair cost per system and increase in the number of PET and PET/CT systems which have higher contracted preventative maintenance costs per system. Insurance expense increased $1.7 million, or 85.2%, primarily due to an increase in the total number of systems and an increase in insurance premiums. Outside medical services increased $1.6 million, or 27.0%, primarily as a result of an increase in outside radiologists services associated with an increase in retail revenue. Management contract expenses increased $0.8 million, or 12.0%, primarily as a result of an increase in expenses related to a new unconsolidated joint venture. Fuel expenses increased $0.5 million, or 15.0%, primarily due to higher diesel fuel prices in 2003. All other operating expenses, excluding depreciation, increased $1.6 million, or 9.4%, primarily due to the increase in the number of systems in service. Cost of revenues, as a percentage of revenue, increased to 48.0% in 2003 from 45.1% in 2002 as a result of the factors described above.

Selling, general and administrative expenses increased $1.7 million, or 3.6%, to $47.5 million in 2003 compared to $45.8 million in 2002. Professional services expenses increased $2.6 million, or 103% in 2003 compared to 2002 primarily due to management consulting fees and legal costs associated with the negotiation with collective bargaining representatives over the terms and conditions of employment of drivers in our Mid-Atlantic and New England regions. Compensation and related employee expenses increased $0.4 million, or 1.3%, primarily due to increases in executive management, retail scheduling and billing, and sales and marketing salaries, partially offset by a decrease in management incentive compensation. These increases were partially offset by a decrease in the provision for doubtful accounts of $1.9 million, or 40.4%, primarily as a result of an improvement in collections of older accounts receivable. The provision for doubtful accounts decreased as a percentage of revenue to 0.7% of revenue in 2003 compared to 1.2% of revenue in the corresponding period of 2002. Non-cash stock based compensation decreased $0.2 million, or 12.0%, to $1.7 million in 2003 from $1.9 million in 2002, primarily due to decreased costs associated with our amended stock option agreements. All other selling, general and administrative expenses increased $0.8 million, or 9.3%. Selling, general and administrative expenses as a percentage of revenue were 11.5% and 11.2% in 2003 and 2002, respectively.

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

Earnings from unconsolidated investees decreased by $0.9 million, or 25.4%, to $2.6 million in 2003 compared to $3.5 million in 2002, primarily due to losses incurred by a new unconsolidated investee which began providing services in April 2003.

Our net loss was $(31.6) million, or $(0.66) per share on a diluted basis in 2003 compared to net income of $35.9 million, or $0.72 per share on a diluted basis in 2002.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $120.9 million and $129.0 million of cash flow from operating activities in 2004 and 2003, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI and PET and PET/CT scans, the price we can charge our clients for providing our services and the costs to us of providing those services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. Provision for doubtful accounts decreased by $2.0 million in 2004 compared to 2003 primarily resulting from collection of older accounts receivable in 2004 billed in prior years and higher collections of 2004 revenues. The number of days of revenue outstanding for our accounts receivable was 43 days and 45 days as of December 31, 2003 and 2004, respectively. In addition, as of December 31, 2004, we had $64.8 million available borrowings under our revolving line of credit.

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

Revenue Recognition

The majority of our revenues are derived directly from healthcare providers and are  primarily for imaging services. To a lesser extent, revenues are generated from direct billings to patients or their medical payors which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from direct patient billing amounted to approximately 13%, 12% and 11% of revenues in the years ended December 31, 2004, 2003, and 2002, respectively. We continuously monitor collections from direct patient billings and compare these collections to revenue, net of contractual discounts, recorded at the time of service. While such contractual discounts have historically been within our expectations and the provisions established, an inability to accurately estimate contractual discounts in the future could have a material adverse impact on our operating results. As the price is predetermined, all revenues are recognized at the time the delivery of imaging service has occurred and collectibility is reasonably assured which is based upon contract terms with healthcare providers and negotiated rates with third party payors and patients. We also generate revenue from management services that we perform. These revenues are recorded in the period in which the service is performed and the collection of the billed amount is reasonably assured.

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

Deloitte & Touche LLP

Costa Mesa, California

March 8, 2005 (April 15, 2005, as to Note 14)

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

See accompanying notes.

ALLIANCE IMAGING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Year Ended December 31,
	2002	2003	2004
Revenues	$408,530	$413,553	$432,080
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	184,050	198,456	217,605
Selling, general and administrative expenses	45,822	47,472	48,142
Employment agreement costs	—	2,446	2,064
Severance and related costs	—	2,246	1,223
Loss on early retirement of debt	—	—	44,393
Impairment charges	—	73,225	—
Depreciation expense	69,384	77,675	80,488
Amortization expense	2,502	2,897	3,522
Interest expense, net of interest income of $350 in 2002, $201 in 2003 and $215 in 2004	47,705	43,589	44,039
Other (income) and expense, net	(872)	(200)	(484)
Total costs and expenses	348,591	447,806	440,992
Income (loss) before income taxes, minority interest expense and earnings from unconsolidated investees	59,939	(34,253)	(8,912)
Income tax expense (benefit)	25,495	(1,680)	(6,770)
Minority interest expense	2,008	1,686	2,373
Earnings from unconsolidated investees	(3,503)	(2,649)	(4,029)
Net income (loss)	$35,939	$(31,610)	$(486)
Comprehensive income (loss), net of taxes:
Net income (loss)	$35,939	$(31,610)	$(486)
Unrealized loss on hedging transactions, net of related tax effects of $186	—	—	(278)
Comprehensive income (loss)	$35,939	$(31,610)	$(764)
Earnings (loss) per common share:
Basic	$0.76	$(0.66)	$(0.01)
Diluted	$0.72	$(0.66)	$(0.01)
Weighted average number of shares of common stock and common stock equivalents:
Basic	47,595	47,872	48,350
Diluted	49,793	47,872	48,350

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

Revenue Recognition   The majority of the Company’s revenues are derived directly from healthcare providers and are  primarily for imaging services. To a lesser extent, revenues are generated from direct billings to third-party payors or patients which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from billings to third-party payors and patients amounted to approximately 11%, 12% and 13% of revenues in the years ended December 31, 2002, 2003 and 2004, respectively. No single customer accounted for more than 3% of consolidated revenues in each of the three years in the period ended December 31, 2004. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). As the price is predetermined, all revenues are recognized at the time the delivery of imaging service has occurred and collectibility is reasonably assured which is based upon contract terms with healthcare providers and negotiated rates with third party payors and patients. The Company also records approximately 7% of revenue from management services that it performs based upon management service contracts with predetermined pricing. These revenues are recorded in the period in which the service is performed and collections of the billed amounts are reasonably assured in accordance with SAB 104.

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

5.   Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2003	$122,992
Additions to goodwill during the year	—
Balance at December 31, 2004	$122,992

Intangible assets consisted of the following:

	December 31, 2003			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$40,426	$(12,480)	$27,946	$40,426	$(15,528)	$24,898
Other	2,890	(1,536)	1,354	3,272	(2,010)	1,262
Total amortizing intangible assets	$43,316	$(14,016)	$29,300	$43,698	$(17,538)	$26,160
Intangible assets not subject to amortization			$1,653			$2,089
Total other intangible assets			$30,953			$28,249

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

12.   Income Taxes

The provision (benefit) for income taxes shown in the consolidated statements of operations consists of the following:

	Year Ended December 31,
	2002	2003	2004
Current:
Federal	$(100)	$(100)	$(5,099)
State	1,207	1,302	732
Total current	1,107	1,202	(4,367)
Deferred:
Federal	19,727	(1,635)	(1,566)
State	4,661	(1,247)	(837)
Total deferred	24,388	(2,882)	(2,403)
Total provision (benefit) for income taxes	$25,495	$(1,680)	$(6,770)

Significant components of the Company’s net deferred tax assets (liabilities) at December 31 are as follows:

	2003	2004
Basis differences in equipment	$(86,006)	$(93,985)
Basis differences in intangible assets	(5,950)	(5,621)
Net operating losses	61,795	71,932
Accounts receivable	3,534	3,027
State income taxes	4,015	3,117
Accruals not currently deductible for income tax purposes	2,024	2,739
Basis differences associated with acquired investments	(996)	(2,228)
Other	3,743	1,954
Total deferred taxes	(17,841)	(19,065)
Valuation allowance	(18,113)	(18,113)
Net deferred taxes	$(35,954)	$(37,178)
Current deferred tax asset	$15,783	$12,782
Noncurrent deferred tax liability	(51,737)	(49,960)
Net deferred taxes	$(35,954)	$(37,178)

A reconciliation of the expected total provision (benefit) for income taxes, computed using the federal statutory rate on income (loss) is as follows:

	Year Ended December 31,
	2002	2003	2004
U.S. Federal statutory tax expense (benefit)	$20,979	$(11,989)	$(3,119)
State income taxes, net of federal benefit	3,814	454	(68)
Amortization or write-off of non-deductible goodwill	1,583	8,132	—
Performance based stock options	—	—	569
Minority interest expense	(703)	(589)	(830)
Earnings from unconsolidated investees	1,226	927	1,410
Tax settlement	—	—	(5,095)
Other	(1,404)	1,385	363
Provision (benefit) for income taxes	$25,495	$(1,680)	$(6,770)

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

13.   Quarterly Financial Data (Unaudited)

The following table sets forth selected unaudited quarterly information for the Company’s last eight fiscal quarters. This information has been prepared on the same basis as the Consolidated Financial Statements and all necessary adjustments (which consisted only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the Consolidated Financial Statements and related notes included elsewhere herein. Certain reclassifications have been made to conform to current year presentation.

	Quarter Ended
	Mar. 31, 2003	Jun. 30, 2003	Sep. 30, 2003	Dec. 31, 2003
Revenues	$101,919	$104,419	$105,660	$101,555
Income (loss) before income taxes, minority interest expense and earnings from unconsolidated investee	11,439	9,387	(61,669)	6,590
Net income (loss)	6,880	5,653	(50,676)	6,533
Earnings (loss) per common share:
Basic	$0.14	$0.12	$(1.06)	$0.14
Diluted	$0.14	$0.12	$(1.06)	$0.14

	Quarter Ended
	Mar. 31, 2004	Jun. 30, 2004	Sep. 30, 2004	Dec. 31, 2004
Revenues	$105,646	$109,481	$109,760	$107,193
Income (loss) before income taxes, minority interest expense and earnings from unconsolidated investee	7,538	10,657	11,041	(38,148)
Net income (loss)	4,540	11,723	6,966	(23,715)
Earnings (loss) per common share:
Basic	$0.09	$0.24	$0.14	$(0.49)
Diluted	$0.09	$0.24	$0.14	$(0.49)

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

14.   Investments in Unconsolidated Investees

The Company has direct ownership in six investees at December 31, 2004. The Company owns between 30 percent and 50 percent of these investees, and provides management services under agreements with four of these investees, expiring at various dates through 2024. These investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

Set forth below is certain financial data of these investees (amounts in thousands):

	Decmber 31,
	2002	2003	2004
Combined Balance Sheet Data:
Current assets.	$5,025	$6,321	$15,342
Noncurrent assets.	20,144	20,596	24,740
Current liabilities .	5,253	6,382	9,136
Noncurrent liabilities	12,706	11,259	11,763

	Years Ended December 31,
	2002	2003	2004
Combined Operating Results:
Revenues.	$29,609	$34,921	$30,799
Expenses	22,549	29,279	22,061
Net income.	7,060	5,642	8,738
Equity in earnings of unconsolidated investees	3,503	2,649	4,029

15.   Related-Party Transactions

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

16.   Subsequent Events

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

The information required by Item 10 of Form 10-K with respect to audit committees and audit committee financial experts is incorporated by reference from the information contained in the section captioned “Corporate Governance and Board Committees” in our 2005 definitive proxy statement.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)           The following documents are filed as part of this Form 10-K:

1.                Financial Statements:

A listing of the Consolidated Financial Statements of Alliance Imaging, Inc., related notes and Report of Independent Registered Public Accounting Firm is set forth in Item 8 of this report on Form 10-K.

The consolidated balance sheets of Alliance-HNI L.L.C. and Subsidiaries as of December 31, 2004 and 2003, the Consolidated Statements of Operations and Comprehensive Income, Changes in Members’ Capital, and Cash Flows for each of the three years in the period ended December 31, 2004, related notes and the Report of Independent Registered Public Accounting Firm are set forth in Exhibit 99.1 to this Form 10-K.

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

4.6	Supplemental Indenture dated as of December 14, 2004 by and between Registrant and the Bank of New York with respect to 10 3/8% Senior Subordinated Notes due 2011.(13)
4.7	Third Amendment dated as of December 29, 2004 to Credit Agreement.(13)
10.1	The 1999 Equity Plan for Employees of Alliance and Subsidiaries including the forms of option agreements used thereunder, as amended.(5)
10.2	The Alliance 1997 Stock Option Plan, including form of option agreement used thereunder, as amended.(5)
10.3	The Three Rivers Holding Corp. 1997 Stock Option Plan, as amended.(5)
10.4	Alliance Directors’ Deferred Compensation Plan, as amended.(6)
10.5	2003 Incentive Plan(9)

10.6	Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(1)
10.7	Agreement Not to Compete dated as of July 23, 1999 between Alliance and Richard N. Zehner.(1)
10.8	Amendment to Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(2)
10.9	Amendment to Employment Agreement dated as of December 31, 1997 between Alliance and Richard N. Zehner.(3)
10.10	Second Amendment to Employment Agreement dated as of February 5, 1998 between Alliance and Richard N. Zehner.(3)
10.11	Employment Agreement dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.12	Agreement Not to Compete dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.15	Employment Agreement dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.16	Agreement Not to Compete dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.17	Employment Agreement dated as of January 1, 2003 between Alliance and Paul S. Viviano.(9)
10.18	Agreement Not to Compete dated as of January 1, 2003 between Alliance and Paul S. Viviano.(9)
10.19	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(9)
10.20	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(9)
10.21	Form of Stockholder’s Agreement.(5)
10.23	Registration Rights Agreement dated as of November 2, 1999.(5)
10.24	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.25	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.26	Form of Indemnification Agreement.(6)
10.27	Amendment to Employment Agreement, Non-Qualified Stock Option Agreement and Non-Compete Agreement, dated as of May 21, 2003, between Alliance and Richard N. Zehner.(10)
10.29	Amendment to Employment Agreement and Stockholders’ Agreement, dated March 29, 2004 by and between Alliance, Viewer Holdings, LLC and Kenneth S. Ord.(12)
21.1	List of subsidiaries.*
23.1	Consent of Independent Registered Public Accounting Firm.(14)
23.2	Consent of Independent Registered Public Accounting Firm.(14)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(14)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(14)

99.1

Alliance-HNI L.L.C. and Subsidiaries Consolidated Balance Sheets as of December 31, 2004 and 2003 and the Consolidated Statements of Operations and Comprehensive Income, Changes in Members’ Capital, and Cash Flows for each of the Three Years in the Period Ended December 31, 2004 and Report of Independent Registered Public Accounting Firm.(14)

*       Previously filed

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

ALLIANCE IMAGING, INC.
April 15, 2005	By:	/s/ PAUL S. VIVIANO
Paul S. Viviano, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2005.

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