Form 10-Q
period 2005-03-31
ALLIANCE IMAGING INC /DE/
filed 2005-05-10
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2005

Commission File Number: 1-16609

ALLIANCE IMAGING, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0239910
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1900 South State College Boulevard
Suite 600
Anaheim, California 92806

(Address of principal executive office)

(714) 688-7100

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2005:

Common Stock, $.01 par value, 49,239,396 shares

ALLIANCE IMAGING,  INC.
FORM 10-Q
March 31, 2005
Index

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	December 31, 2004	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$20,721	$9,100
Accounts receivable, net of allowance for doubtful accounts	50,146	49,110
Deferred income taxes	12,782	13,579
Prepaid expenses and other current assets	3,082	3,214
Other receivables	3,323	4,747
Total current assets	90,054	79,750
Equipment, at cost	727,232	722,533
Less accumulated depreciation	(373,721)	(376,441)
Equipment, net	353,511	346,092
Goodwill	122,992	122,992
Other intangible assets, net	28,249	27,452
Deferred financing costs, net	9,264	8,822
Other assets	18,128	22,896
Total assets	$622,198	$608,004
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,518	$13,320
Accrued compensation and related expenses	15,661	13,714
Accrued interest payable	717	5,751
Income taxes payable	865	831
Other accrued liabilities	22,177	23,097
Current portion of long-term debt	9,390	9,433
Total current liabilities	69,328	66,146
Long-term debt, net of current portion	412,733	386,405
Senior subordinated notes	153,541	153,541
Minority interests and other liabilities	4,164	3,382
Deferred income taxes	49,960	55,918
Total liabilities	689,726	665,392
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock	490	492
Additional paid-in deficit	(15,798)	(14,540)
Accumulated comprehensive (loss) income	(278)	2,467
Accumulated deficit	(51,942)	(45,807)
Total stockholders’ deficit	(67,528)	(57,388)
Total liabilities and stockholders’ deficit	$622,198	$608,004

See accompanying notes.

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share amounts)

	Quarter Ended March 31,
	2004	2005
Revenues	$105,646	$105,964
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	53,272	53,936
Selling, general and administrative expenses	12,168	11,686
Employment agreement costs	305	274
Depreciation expense	20,845	20,463
Amortization expense	876	881
Interest expense, net of interest income	10,608	9,061
Other expense and (income), net	34	(332)
Total costs and expenses	98,108	95,969
Income before income taxes, minority interest expense amd earnings from unconsolidated investees	7,538	9,995
Income tax expense	3,106	4,132
Minority interest expense	785	412
Earnings from unconsolidated investees	(893)	(684)
Net income	$4,540	$6,135
Comprehensive income, net of taxes:
Net income	$4,540	$6,135
Unrealized gain on hedging transactions, net of taxes	—	2,745
Comprehensive income	$4,540	$8,880
Earnings per common share:
Basic	$0.09	$0.12
Diluted	$0.09	$0.12
Weighted average number of shares of common stock and common stock equivalents:
Basic	47,968	49,132
Diluted	48,311	50,312

See accompanying notes.

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Quarter Ended March 31,
	2004	2005
Operating activities:
Net income	$4,540	$6,135
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	444	403
Non-cash stock-based compensation	98	63
Depreciation and amortization	21,721	21,344
Amortization of deferred financing costs	759	514
Distributions (less than) greater than equity in undistributed income of investees	(502)	175
Deferred income taxes	5,215	3,922
Loss (gain) on sale of assets	35	(332)
Changes in operating assets and liabilities:
Accounts receivable	(5,744)	633
Prepaid expenses and other current assets	365	(132)
Other receivables	(14)	(1,424)
Other assets	(627)	(913)
Accounts payable	(43)	(7,198)
Accrued compensation and related expenses	2,064	(1,947)
Accrued interest payable	6,705	5,034
Income taxes payable	(2,618)	(34)
Other accrued liabilities	3,016	920
Minority interests and other liabilities	492	(65)
Net cash provided by operating activities	35,906	27,098
Investing activities:
Equipment purchases	(27,495)	(13,500)
Decrease (increase) in deposits on equipment	2,025	(255)
Proceeds from sale of assets	50	788
Net cash used in investing activities	(25,420)	(12,967)
Financing activities:
Principal payments on equipment debt	(1,267)	(1,285)
Principal payments on term loan facility	—	(25,000)
Payments of debt issuance costs	(50)	(72)
Proceeds from exercise of employee stock options	56	605
Net cash used in financing activities	(1,261)	(25,752)
Net increase (decrease) in cash and cash equivalents	9,225	(11,621)
Cash and cash equivalents, beginning of period	20,931	20,721
Cash and cash equivalents, end of period	$30,156	$9,100
Supplemental disclosure of cash flow information:
Interest paid	$3,167	$3,601
Income taxes paid, net of refunds	509	244
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$223	$1,824
Comprehensive income from hedging transactions, net of taxes	—	2,745

See accompanying notes.

ALLIANCE IMAGING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
(Dollars in thousands, except per share amounts)

1.   Basis of Presentation, Principles of Consolidation, and Use of Estimates

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2004.

Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all majority owned subsidiaries over which the Company exercises control. Intercompany transactions have been eliminated. Investments in non-consolidated affiliates are accounted for under the equity method.

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

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” requires presentation of pro forma information regarding net income and earnings per share determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the first quarter of 2004 and first quarter of 2005, respectively: risk-free interest rates of 3.02% and 3.78%; no dividend yield; volatility factors of the expected market price of the Company’s common stock of 60.7% and 52.6%; and a weighted-average expected life of the options of 5.19 years and 5.45 years. The weighted-average fair value of options granted during the first quarter of 2004 and 2005 is $2.01 and $6.11, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ expected vesting period. Had compensation cost for the Company’s stock option plan been determined based on the estimated fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS 123 utilizing the Black-Scholes option-pricing model, the Company’s net income and basic and diluted earnings per share for the quarters ended March 31, would have approximated the pro forma amounts indicated below:

	Quarter Ended March 31,
	2004	2005
Net income:
As reported	$4,540	$6,135
Add: Stock-based compensation expense included in reported net income, net of related tax effects	58	38
Deduct: Stock-based compensation expense determined under fair value based method, net of related tax effects	(318)	(371)
Pro forma net income	$4,280	$5,802
Basic earnings per share:
As reported	$0.09	$0.12
Pro forma	0.09	0.12
Diluted earnings per share:
As reported	$0.09	$0.12
Pro forma	0.09	0.12

3.   Recent Accounting Pronouncements

Other-Than-Temporary Impairment—In January 2003, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). This guidance clarifies when an investment accounted for in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We adopted the disclosure requirements of EITF 03-01, however the recognition and measurement provisions of the standard have been deferred.

Exchanges of Nonmonetary Assets—In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), which is an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB 29”). This statement addresses the measurement of exchanges of nonmonetary assets, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets as defined in paragraph 21(b) of APB 29, and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company believes the adoption of SFAS 153 will not have a material impact on its consolidated financial position or results of operations.

Share Based Payment—In December 2004, the FASB issued SFAS 123(R) (revised December 2004), “Share-Based Payment”, which is a revision of SFAS 123 and supersedes APB No. 25. This statement requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, SFAS 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period. This statement is effective for the first fiscal year beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R) and the impact on its consolidated financial position and results of operations.

4.   Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2004	$122,992
Additions to goodwill during the period	—
Balance at March 31, 2005	$122,992

Intangible assets consisted of the following:

	December 31, 2004			March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$40,426	$(15,528)	$24,898	$40,363	$(16,226)	$24,137
Other	3,272	(2,010)	1,262	2,623	(1,403)	1,220
Total amortizing intangible assets	$43,698	$(17,538)	$26,160	$42,986	$(17,629)	$25,357
Intangible assets not subject to amortization			$2,089			$2,095
Total other intangible assets			$28,249			$27,452

The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate an impairment of these assets has possibly occurred. Goodwill is allocated to the Company’s various reporting units which represent the Company’s geographical regions. The Company compares the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. The implied fair value for goodwill is determined based on the fair value of assets and liabilities of the respective reporting units, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” based on discounted cash flows, market multiples, or appraised values as appropriate.

Amortization expense for intangible assets subject to amortization was $876 and $881 for the quarters ended March 31, 2004 and 2005, respectively. The intangible assets not subject to amortization represent certificate of needs and regulatory authority rights which have indefinite useful lives.

Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2005	$3,520
2006	3,461
2007	3,245
2008	3,034
2009	2,715

5.   Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31, 2004	March 31, 2005
Accrued systems rental and maintenance costs	$3,058	$3,883
Accrued site rental fees	1,796	1,532
Accrued property and sales taxes payable	8,061	7,977
Accrued self-insurance expense	4,789	5,123
Other accrued expenses	4,473	4,582
Total	$22,177	$23,097

6.   Long-Term Debt and Senior Subordinated Credit Facility

Long-term debt consisted of the following:

	December 31, 2004	March 31, 2005
Term loan facility	$409,875	$384,875
Senior subordinated notes	153,541	153,541
Equipment debt	12,248	10,963
Long-term debt, including current portion	575,664	549,379
Less current portion	9,390	9,433
Long-term debt	$566,274	$539,946

7.   Non-Cash Stock-Based Compensation

In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company’s common stock, of which 35,000 options were outstanding at March 31, 2005. The exercise prices of these options and the fair value of the Company’s common stock on the grant date were $5.60 and $9.52 per share, respectively. Compensation expense of $39 will be recognized on a straight-line basis over the remaining vesting period of the options. The Company recorded non-cash stock-based compensation of $18 and $6, respectively, for the quarters ended March 31, 2004 and 2005, with an offset to paid-in-capital deficit.

On June 20, 2001, the Company’s compensation committee authorized the Company to amend the option agreements under its 1999 Equity Plan to reduce the performance targets for 1,899,600 performance options out of the 2,284,000 performance options outstanding. On May 18, 2004, the Company’s compensation committee authorized the Company to make a second amendment to the option agreements under its 1999 Equity Plan to further reduce the performance targets for all of the 1,914,500 performance options outstanding. These options vest on the eighth anniversary of the grant date if the option holder is still an employee, but the vesting accelerates if the Company meets the operating performance targets specified in the option agreements. As a result of the amendments, if the Company achieves the reduced performance targets but does not achieve the previous performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, the Company would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the respective amendment exceeded the option’s exercise price. Under the first amendment, management estimates that the Company could incur an additional $100 to $400 in the aggregate of these non-cash stock-based compensation charges over the next 9 months. Under the second amendment, management estimates that the Company could incur an additional $100 to $200 in the aggregate of these non-cash stock-based compensation charges over the next 4 1/4 years. These charges, however, may not be evenly distributed over each of these respective periods or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees. For the quarters ended March 31, 2004 and 2005, the Company recorded $80 and $57, respectively, in non-cash stock-based compensation as a result of these amendments. Non-cash stock-based compensation is included as a component of selling, general and administrative expenses.

8.   Derivatives

In the second quarter of 2004, the Company entered into interest rate swap agreements, with notional amounts of $56,813, $46,813 and $48,438 to hedge the future cash interest payments associated with a portion of the Company’s variable rate bank debt. These agreements are three years in length and mature in 2007. As of March 31, 2005, the fair value of the Company’s interest rate swap agreements was an accumulated income of $1,970. Under these arrangements, the Company receives three-month London Interbank Offered Rate (“LIBOR”) and pays a fixed rate of 3.15%, 3.89% and 3.69%, respectively. The net effect of the hedges is to record interest expense at fixed rates of 5.40%, 6.14% and 5.94%, respectively, as the debt incurs interest based on three-month LIBOR plus 2.25%. For the quarter ended March 31, 2005, the Company recorded a net settlement amount of $478. The Company has designated these swaps as cash flow hedges of variable future cash flows associated with its long-term debt. The Company recognized a gain, net of tax, of $1,460 based on the change in fair value of these instruments for the quarter ended March 31, 2005. The Company will continue to record subsequent changes in the fair value of the swaps through comprehensive income during the period these instruments are designated as hedges.

In the first quarter of 2005, the Company entered into multiple interest rate collar agreements for its variable rate bank debt. The total underlying notional amount of the debt was $178,000. Under these arrangements the Company has purchased a cap on the interest rate of 4.00% and has sold a floor of 2.25%. The Company paid a net purchase price of $1,462 for these collars. These agreements are two and three years in length and mature at various dates between January 2007 and January 2008. For the quarter ended March 31, 2005, the Company did not record any net settlement amount. The Company has designated these collars as cash flow hedges of variable future cash flows associated with its long-term debt. For the quarter ended March 31, 2005 the Company recognized a gain, net of tax, of $1,285 based on the change in fair value of these instruments. The Company will record subsequent changes in the fair value of the collars through comprehensive income during the period these instruments are designated as hedges.

The Company accounts for derivative instruments and hedging activities in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Actvities” (“SFAS 133”) and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Hedging Actvities” (SFAS 138”), an amendment of SFAS 133. On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS 133 and SFAS 138. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company’s derivatives are recorded on the balance sheet at their fair value. For derivatives accounted for as cash flow hedges any unrealized gains or losses on fair value are included in comprehensive income (loss), net of tax.

9.   Income Taxes

For the quarter ended March 31, 2004 and 2005, the Company recorded a provision for income taxes of $3,106 and $4,132, or 40.6% and 40.2% of the Company’s pretax income, respectively. The Company’s effective tax rate was higher than statutory rates primarily as a result of state income taxes.

10.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended March 31,
	2004	2005
Numerator:
Net income	$4,540	$6,135
Denominator:
Denominator for basic earnings per share-weighted-average shares	47,968	49,132
Effect of dilutive securities:
Employee stock options	343	1,180
Denominator for diluted earnings per share-adjusted weighted-average shares	48,311	50,312
Earnings per common share:
Basic	$0.09	$0.12
Diluted	$0.09	$0.12
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	3,516	769
Average exercise price per share that exceeds average market price of common stock	$6.36	$12.40

11.   Commitments and Contingencies

The Company has applied the disclosure provisions of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by FASB Statement No. 5, “Accounting for Contingencies,” by requiring a guarantor to disclose certain type of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the Company is the guarantor or indemnifies a party.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At March 31, 2005 the Company has determined that no liability is necessary related to these guarantees and indemnities.

The Company guarantees a portion of a loan on behalf of an unconsolidated investee under an agreement executed prior to 2002. The maximum potential future payment under this financial guarantee is $280 at March 31, 2005. The Company has not recorded an obligation for this guarantee.

On May 5, 2005, the Company was served with a complaint filed in Alameda County Superior Court alleging wage claims on behalf of a putative class of an estimated 350 former and current California employees of Alliance Imaging.  In Linda S. Jones, et al. v. Alliance Imaging, Inc., et al., the plaintiffs allege violations of California's wage, meal period, and break time laws and regulations. Plaintiffs seek recovery of unspecified economic damages, statutory penalties, punitive damages, attorneys' fees and costs of suit.  The Company is currently evaluating the allegations of the complaint and is unable to predict the likely timing or outcome of this lawsuit.

The Company from time to time is also involved in other litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

12.   Investments in Unconsolidated Investees

The Company has direct ownership in six investees at March 31, 2005. The Company owns between 30 percent and 50 percent of these investees, and provides management services under agreements with four of these investees, expiring at various dates through 2024. These investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

Set forth below is certain financial data of these investees (amounts in thousands):

	March 31,
	2004	2005
Combined Balance Sheet Data:
Current assets	$7,512	$14,518
Noncurrent assets	19,028	24,361
Current liabilites	6,053	3,192
Noncurrent liabilites	9,931	16,848

	Quarters Ended March 31,
	2004	2005
Combined Operating Results:
Revenues	$6,830	$7,828
Expenses	4,911	6,164
Net income	1,919	1,664
Equity in earnings of unconsolidated investees	893	684

13.   Related-Party Transactions

The Company recorded management fees payable to Kohlberg Kravis Roberts & Co (“KKR”) of $163 for each of the quarters ended March 31, 2004 and 2005, and will continue to receive financial advisory services from KKR on an ongoing basis. At March 31, 2004 and 2005, the Company has accrued $163 related to these services.

Revenue from management agreements with unconsolidated equity investees was $2,755 and $3,706 for the quarters ended March 31, 2004 and 2005, respectively.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading national provider of shared-service and fixed-site diagnostic imaging services, based upon annual revenue and number of diagnostic imaging systems deployed. Our principal sources of revenue are derived from magnetic resonance imaging (MRI) and positron emission tomography and positron emission tomography/computed tomography (PET and PET/CT) services on a shared-service and full-time basis, primarily in partnership with hospitals or health systems. We also provide services through a growing number of fixed sites. In the first quarter of 2005, MRI services and PET and PET/CT services generated 70% and 21% of our revenues, respectively. The remaining revenue was comprised of other diagnostic imaging services revenue, primarily computed tomography (CT), and management contract revenue. We provide imaging services primarily to hospitals and other healthcare providers. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day operations. We had 466 diagnostic imaging systems, including 354 MRI systems and 56 PET or PET/CT systems and served over 1,000 clients in 43 states at March 31, 2005. Of these 466 diagnostic imaging systems, 62 were located in fixed-sites, which constitutes systems installed in hospitals or other buildings on hospital campuses, medical groups’ offices, or medical buildings and retail sites. Of these fixed-sites, 54 were included in our MRI systems count.

Approximately 87% of our revenues for the quarter ended March 31, 2005 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients’ receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The contracts initial terms average approximately three years in length for mobile services and approximately seven to ten years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

In November 2004, the Centers for Medicare and Medicaid Services announced a 21% reduction in PET hospital reimbursement rates effective January 1, 2005. Although the effect of this rate reduction to date has not had a material adverse effect on our PET or PET/CT revenues, this could have a significant negative impact on our PET and PET/CT revenues in the future. Our healthcare provider clients on whom we depend for the majority of our PET and PET/CT revenues generally rely on reimbursement from Medicare and other third-party payors. Because unfavorable reimbursement policies may constrict the profit margins of the hospitals and other healthcare providers we bill directly, we may need to lower our fees to retain existing PET and PET/CT clients and attract new ones.

Approximately 13% of our revenues for the year ended March 31, 2005 were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenues. Our revenue from these sites is generated from direct billings to patients or their third-party payors, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

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

We record minority interest expense and earnings from unconsolidated investees related to our consolidated and unconsolidated subsidiaries, respectively. These subsidiaries primarily provide shared service and fixed-site diagnostic imaging services.

Prior to 2004, MRI industry-wide scan volumes were adversely affected by relatively flat hospital growth rates of outpatient procedures and inpatient admissions. In addition, the increase in patient co-payments, higher patient deductibles, and the uncertain U.S. employment climate contributed to lower MRI industry wide scan volumes. In 2004, MRI industry-wide scan volumes returned to a more normal growth rate primarily due to improved hospital growth rates of outpatient procedures and inpatient admissions.

Prior to 2004, we began to see an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers, or OEM’s, selling systems directly to certain of our clients. Typically, OEM’s target our higher scan volume clients. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace these higher volume scan clients typically with lower volume clients. During 2005, our MRI revenues modestly declined compared to 2004 levels and we believe that MRI revenues will continue to modestly decline in future years.

For the quarter ended March 31, 2005, we recorded $0.1 million in non-cash stock-based compensation primarily as a result of amending certain stock option agreements in June 2001 and May 2004 to reduce performance targets and granting options in November 2000 to purchase our common stock at an exercise price below its fair value. A portion of the options granted to date under our 1999 Equity Plan are “performance options.” These options vest on the eighth anniversary of the grant date if the option holder is still our employee, but the vesting accelerates if we meet the operating performance targets specified in the option agreements. On June 20, 2001, our compensation committee authorized us to amend the option agreements under its 1999 Equity Plan to reduce the performance targets for 1,899,600 performance options out of the 2,284,000 performance options outstanding. On May 18, 2004, our compensation committee authorized us to make a second amendment to the option agreements under its 1999 Equity Plan to further reduce the performance targets for all of the 1,914,500 performance options outstanding. As a result of the amendments, if we achieve the reduced performance targets but do not achieve the previous performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, we would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the respective amendment exceeded the option’s exercise price. Under the first amendment, we estimate that we could incur an additional $0.1 million to $0.4 million in the aggregate of these non-cash stock-based compensation charges over the next 9 months. Under the second amendment, we estimate that we could incur an additional $0.1 million to $0.2 million in the aggregate of these non-cash stock-based compensation charges over the next 4 1/4 years. These charges, however, may not be evenly distributed over each of these respective periods or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees.

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

Results of Operations

The following table shows our consolidated statements of income as a percentage of revenues for each of the quarters ended March 31:

	2004	2005
Revenues	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	50.4	50.9
Selling, general and administrative expenses	11.5	11.0
Employment agreement costs	0.3	0.3
Depreciation expense	19.8	19.3
Amortization expense	0.8	0.8
Interest expense, net of interest income	10.1	8.6
Other (income) and expense, net	—	(0.3)
Total costs and expenses	92.9	90.6
Income before income taxes, minority interest expense and earnings from unconsolidated investees	7.1	9.4
Income tax expense	2.9	3.9
Minority interest expense	0.7	0.4
Earnings from unconsolidated investees	(0.8)	(0.7)
Net income	4.3%	5.8%

The table below provides scan-based MRI statistical information for each of the quarters ended March 31:

	2004	2005
Scan-based MRI statistics
Average number of scan-based MRI systems	296.1	281.9
Scans per system per day	9.50	9.45
Total number of MRI scans	202,050	191,042
Price per scan	$354.33	$355.86

The table below provides PET and PET/CT statistical information for each of the quarters ended March 31:

	2004	2005
PET and PET/CT statistics
Average number of PET and PET/CT systems	44.9	50.3
Scans per system per day	5.03	5.18
Total number of PET and PET/CT scans	13,308	15,784
Price per scan	$1,324.66	$1,370.94

Following are the components of revenue for each of the quarters ended March 31 (in millions):

	2004	2005
Total MRI revenue	$77.9	$74.7
PET and PET/CT revenue	17.7	21.8
Other modalities and other revenue	10.0	9.5
Total	$105.6	$106.0

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

Revenue increased $0.4 million, or 0.3%, to $106.0 million in the first quarter of 2005 compared to $105.6 million in the first quarter of 2004 primarily due to higher PET and PET/CT revenue, offset by lower MRI revenue and other modalities and other revenue. PET and PET/CT revenue in the first quarter of 2005 increased $4.1 million, or 23.2%, compared to the first quarter of 2004. Total PET and PET/CT scan volumes increased 18.6% to 15,784 scans in the first quarter of 2005 from 13,308 scans in the first quarter of 2004, primarily as a result of an increase in the average number of PET and PET/CT systems in operation. The average number of PET and PET/CT systems in service increased to 50.3 systems in the first quarter of 2005 from 44.9 systems in the first quarter of 2004. Scans per system per day also increased 3.0%, to 5.18 scans per system per day in the first quarter of 2005, from 5.03 in the first quarter of 2004. Further, the average price per PET and PET/CT scan increased 3.5% to $1,371 per scan in the first quarter of 2005 compared to $1,325 per scan in the first quarter of 2004. MRI revenue in the first quarter of 2005 decreased $3.2 million, or 4.1%, compared to the first quarter of 2004 primarily as a result of a 5.5% decrease in our MRI scan volume. MRI scan volume decreased to 191,042 scans in the first quarter of 2005 from 202,050 scans in the first quarter of 2004, primarily due to a decrease in the average number of scan-based systems in service, to 281.9 systems in the first quarter of 2005 from 296.1 systems in the first quarter of 2004. Average scans per system per day also decreased by 0.5% to 9.45 in first quarter of 2005 from 9.50 in first quarter of 2004. These decreases were partially offset by a 0.4% increase in average price per MRI scan to $355.86 per scan in first quarter of 2005 compared to $354.33 per scan in first quarter of 2004 and a $0.4 million increase in non-scan based MRI revenue. Other modalities and other revenue decreased $0.5 million, or 5.7%, to $9.5 million in the first quarter of 2005 compared to $10.0 million in the first quarter of 2004 primarily due to a decrease in CT revenue offset by an increase in management contract revenue for our managed contracts and reimbursement of out-of-pocket expenses for unconsolidated investees.

We had 354 MRI systems at March 31, 2005 compared to 363 MRI systems at March 31, 2004. We had 56 PET and PET/CT systems at March 31, 2005 compared to 48 PET and PET/CT systems at March 31, 2004.

Cost of revenues, excluding depreciation and amortization, increased $0.6 million, or 1.2%, to $53.9 million in the first quarter of 2005 compared to $53.3 million in the first quarter of 2004. Management contract expenses increased $0.7 million, or 32.1%, primarily as a result of an increase in expenses incurred on behalf of unconsolidated investees. Equipment rental expense increased $0.6 million, or 125%, primarily due to a higher number of MRI rental systems in use. Systems maintenance costs increased $0.3 million, or 3.3%, primarily due to an increase in the number of PET and PET/CT systems which have higher contracted maintenance costs per system. Compensation and related employee expenses decreased $0.2 million, or 0.9%, primarily as a result of a decrease in field management, employee expenses and travel and entertainment. The decrease was partially offset by an increase in employee benefits and an increase in technologists’ wages, including an increase in payroll and related costs necessary to support new PET and PET/CT systems in operation. PET and PET/CT technologists have a higher hourly rate than MRI technologists. Medical supplies decreased $0.2 million, or 5.2%, primarily as a result of a decrease in film expense related to purchasing agreement rebates. Outside medical services decreased $0.4 million, or 14.2%, primarily as a result of a decrease in staffing of temporary technologists. All other cost of revenues, excluding depreciation and amortization, decreased $0.2 million, or 3.2%. Cost of revenues, as a percentage of revenue, increased to 50.9% in the first quarter of 2005 from 50.4% in the first quarter of 2004 as a result of the factors described above.

Selling, general and administrative expenses decreased $0.5 million, or 4.0%, to $11.7 million in the first quarter of 2005 compared to $12.2 million in the first quarter of 2004. Compensation and related employee expenses decreased $0.3 million, or 3.5%, primarily due to decreased costs associated with the consolidation of our regions from ten regions to five regions and a decrease in management incentive compensation and travel and entertainment. The provision for doubtful accounts decreased $0.1 million, or 9.2%. The provision for doubtful accounts as a percentage of revenue was 0.4% for both the first quarter of 2005 and 2004. All other selling, general and administrative expenses decreased $0.1 million, or 4.3%. Selling, general and administrative expenses as a percentage of revenue were 11.0% and 11.5% in the first quarter of 2005 and 2004, respectively.

We recorded employment agreement expenses of $0.3 million in both the first quarter of 2005 and 2004 related to payments under an amendment to an employment agreement with our former chairman of the board. We expect to incur approximately $0.2 million of costs over the remaining 2-month term of the amended employment agreement with our former chairman of the board.

Depreciation expense decreased $0.3 million, or 1.8%, to $20.5 million in the first quarter of 2005 compared to $20.8 million in the first quarter of 2004.

Amortization expense for both the first quarter of 2005 and 2004 totaled $0.9 million.

Interest expense, net, decreased $1.5 million, or 14.6%, to $9.1 million in the first quarter of 2005 compared to $10.6 million in the first quarter of 2004. This decrease was primarily a result of lower average interest rates on our senior subordinated notes which were refinanced in December 2004 and lower average interest rates on our variable rate term loans primarily resulting from execution of various interest rate swap agreements in 2004 to hedge against future interest rate increases on a portion of our variable rate term loans.

Income tax expense was $4.1 million and $3.1 million in the first quarter of 2005 and 2004, respectively, resulting in effective tax rates of 40.2% and 40.6%. Our effective tax rates were higher than statutory rates principally as a result of state income taxes.

Minority interest expense decreased $0.4 million, or 47.6%, to $0.4 million in the first quarter of 2005 compared to $0.8 million in the first quarter of 2004.

Earnings from unconsolidated investees decreased by $0.2 million, or 23.4%, to $0.7 million in the first quarter of 2005 compared to $0.9 million in the first quarter of 2004, primarily due to net losses in 2005 from newly formed unconsolidated investees.

Our net income was $6.1 million, or $0.12 per share on a diluted basis, in the first quarter of 2005 compared to $4.5 million, or $0.09 per share on a diluted basis, in the first quarter of 2004.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $27.1 million and $35.9 million of cash flow from operating activities in the first quarters of 2005 and 2004, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI and PET and PET/CT scans, the price we can charge our clients for providing our services and the costs to us of providing those services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. Provision for doubtful accounts decreased by $0.1 million in the first quarter of 2005 compared to the first quarter of 2004. The number of days of revenue outstanding for our accounts receivable was 46 days as of March 31, 2005 and 2004, respectively. In addition, as of March 31, 2005, we had $64.8 million available borrowings under our revolving line of credit.

Our primary use of capital resources is to fund capital expenditures. We used cash of $13.0 million and $25.4 million for investing activities in the first quarter of 2005 and 2004, respectively. We incur capital expenditures for the purposes of:

•       purchasing new systems;

•       replacing less advanced systems with new systems;

•       providing upgrades of our MRI and PET systems and upgrading our corporate infrastructure for future growth; and

Capital expenditures totaled $13.5 million and $27.5 million in the first quarter of 2005 and 2004, respectively. During the first quarter of 2005, we purchased 3 MRI systems, 4 PET or PET/CT systems, one CT system and three other systems, including replacement systems. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2005 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. Based upon the client demand described above, which dictates the type of equipment purchased, we expect capital expenditures to total approximately $85 to $90 million in 2005.

We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving loan facility, will be sufficient over the next one to two years to fund anticipated capital expenditures and make required payments of principal and interest on our debt.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). This guidance clarifies when an investment accounted for in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We adopted the disclosure requirements of EITF 03-01, however the recognition and measurement provisions of the standard have been deferred.

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

In December 2004, the FASB issued SFAS 123(R) (revised December 2004), “Share-Based Payment”, which is a revision of SFAS 123 and supersedes APB No. 25. This statement requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, SFAS 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period. This statement is effective for the first fiscal year beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R) and the impact on its consolidated financial position and results of operations.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly in the section entitled “Liquidity and Capital Resources”, and elsewhere in this quarterly report on Form 10-Q, are “forward-looking statements,” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as results of operations and financial condition, capital expenditures, the consummation of acquisitions and financing transactions and the effect of such transactions on our business and our plans and objectives for future operations and expansion are examples of forward-looking statements. In some cases you can identify these statements by forward-looking words like “may”, “will”, “should”, “expect”, “anticipate”, “believe”, “estimate” “predict”, “continue” or similar words. These forward-looking statements are subject to risks and uncertainties which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. These risks and uncertainties include factors affecting our leverage, including fluctuations in interest rates, the risk that the counter-parties to our interest rate swap agreements fail to satisfy their obligations under these agreements, our ability to incur financing, the effect of operating and financial restrictions in our debt instruments, the accuracy of our estimates regarding our capital requirements, the effect of intense levels of competition in our industry, changes in the healthcare regulatory environment, our ability to keep pace with technological developments within our industry, and other risks and uncertainties, including those enumerated and described under “Risk Factors” in our Form 10-K/A, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 2004. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by us.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We sell our services exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

Our interest expense is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our indebtedness has interest rates which are variable. The recorded carrying amount of our long-term debt under our existing credit agreement approximates fair value as these borrowings have variable rates that reflect currently available terms and conditions for similar debt. To decrease the risk associated with interest rate increases, we entered into multiple interest rate swap and collar agreements for a portion of our variable rate debt. These swaps and collars are designated as cash flow hedges of variable future cash flows associated with our long-term debt.

The swap agreements have notional amounts of $56.8 million, $46.8 million and $48.4 million at March 31, 2005. Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%, 3.89%, and 3.69%, respectively. The net effect of the hedges is to record interest expense at fixed rates of 5.40%, 6.14% and 5.94% respectively, as the debt incurs interest based on three-month

LIBOR plus 2.25%. For the quarter ended March 31, 2005, we recorded net interest expense on the swap agreements of $0.5 million. The swap agreements mature during 2007.

We have also entered into multiple interest rate collar agreements which have a total notional amount of $178.0 million. Under the terms of these agreements, we have purchased a cap on the interest rate of 4.00% and have sold a floor of 2.25%. For the quarter ended March 31, 2005, we did not record any net settlement on these collar agreements. The collar agreements mature at various dates between January 2007 and January 2008.

The swap and collar agreements have been designated as cash flow hedges of variable future cash flows associated with our long term debt. In accordance with SFAS 133, the swaps and collars are recorded at fair value. On a quarterly basis, the fair value of the swaps and collars will be determined based on quoted market prices and, assuming perfect effectiveness, the difference between the fair value and the book value of the swaps and collars will be recognized in comprehensive income, a component of shareholders’ equity. Any ineffectiveness of the swaps and collars is required to be recognized in earnings.

The outstanding interest rate swaps and collars expose us to credit risk in the event that the counterparties to the agreements do not or cannot meet their obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap and collar agreements. The counterparties to the swaps and collars are major financial institutions and we expect the counterparties to be able to perform their obligations under the swaps and collars. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes.

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short-term maturities.

ITEM 4.                CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are more limited than those we maintain with respect to our consolidated subsidiaries. These unconsolidated entities are not considered material to our consolidated financial position or results of operations.

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

There were no changes in the Company’s internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

On May 5, 2005, Alliance Imaging, Inc. was served with a complaint filed in Alameda County Superior Court alleging wage claims on behalf of a putative class of an estimated 350 former and current California employees of Alliance Imaging.  In Linda S. Jones, et al. v. Alliance Imaging, Inc., et al., the plaintiffs allege violations of California's wage, meal period, and break time laws and regulations. Plaintiffs seek recovery of unspecified economic damages, statutory penalties, punitive damages, attorneys' fees and costs of suit.  We are currently evaluating the allegations of the complaint and are unable to predict the likely timing or outcome of this lawsuit.

From time to time, we are also involved in other litigation incidental to the conduct of our business. We believe that none of this litigation pending against us will have a material adverse effect on our business.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.                OTHER INFORMATION

On May 9, 2005 our Compensation Committee approved an Amended and Restated Employment Agreement for our Chairman and Chief Executive Officer, Paul S. Viviano. The base compensation of $460,000 under Mr. Viviano’s Amended and Restated Employment Agreement is subject to adjustment by the Board of Directors each year. In addition, Mr. Viviano will be entitled to receive an annual cash bonus based upon our achievement of certain operating and financial goals, with an annual target bonus equal to 80% in 2005 of his then-current base salary. This bonus plan is administered by the Compensation Committee of our Board of Directors.

Mr. Viviano’s Amended and Restated Employment Agreement has a term of two years. The term of the Amended and Restated Employment Agreement automatically extends for three months on the last day of each quarterly period and will continue to be so extended unless either we or Mr. Viviano gives notice of a desire to modify or terminate the Amended and Restated Employment Agreement at least thirty days prior to the quarterly extension date. We may terminate Mr. Viviano’s employment at any time and for any reason and Mr. Viviano may resign at any time for any reason. If we terminate the employment of Mr. Viviano without cause, or he resigns with good reason, the Amended and Restated Employment Agreement obligates us to:

•  pay any earned but unpaid salary, benefits or bonuses;

•  continue to provide for a period of two years’ benefits at least equal to those received prior to severance; and

•  provide Mr. Viviano with outplacement services the scope and provider of which shall be mutually agreed upon by us and Mr. Viviano.

Additionally, Mr. Viviano would receive, over time, an amount equal to at least two times his combined then-current base salary and bonus for the prior year in exchange for a covenant not to compete against us.

On May 9, 2005 our Compensation Committee also approved an Employment Agreement for our President and Chief Operating Officer, Andrew P. Hayek. The base compensation of $300,000 under Mr. Hayek’s Employment Agreement is subject to adjustment by the Board of Directors each year. In addition, Mr. Hayek will be entitled to receive an annual cash bonus based upon our achievement of certain operating and financial goals, with an annual target bonus equal to 75% in 2005 of his then-current base salary. This bonus plan is administered by the Compensation Committee of our Board of Directors.

Mr. Hayek’s Employment Agreement has a term of two years. The term of the Employment Agreement automatically extends for three months on the last day of each quarterly period and will continue to be so extended unless either we or Mr. Hayek gives notice of a desire to modify or terminate the Employment Agreement at least thirty days prior to the quarterly extension date. We may terminate Mr. Hayek’s employment at any time and for any reason and Mr. Hayek may resign at any time for any reason. If we terminate the employment of Mr. Hayek without cause, or he resigns with good reason, the Employment Agreement obligates us to:

•  pay any earned but unpaid salary, benefits or bonuses;

•  continue to provide for a period of two years’ benefits at least equal to those received prior to severance; and

•  provide Mr. Hayek with outplacement services the scope and provider of which shall be mutually agreed upon by us and Mr. Hayek.

Additionally, Mr. Hayek would receive, over time, an amount equal to at least two times his combined then-current base salary and bonus for the prior year in exchange for a covenant not to compete against us.

ITEM 6.                EXHIBITS

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

4.6	Supplemental Indenture dated as of December 14, 2004 by and between Registrant and the Bank of New York with respect to 10 3/8% Senior Subordinated Notes due 2011.(13)
4.7	Third Amendment dated as of December 29, 2004 to Credit Agreement.(13)
10.1	The 1999 Equity Plan for Employees of Alliance and Subsidiaries including the forms of option agreements used thereunder, as amended.(5)

10.2	The Alliance 1997 Stock Option Plan, including form of option agreement used thereunder, as amended.(5)
10.3	The Three Rivers Holding Corp. 1997 Stock Option Plan, as amended.(5)
10.4	Alliance Directors’ Deferred Compensation Plan, as amended.(6)
10.5	2003 Incentive Plan(9)
10.6	Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(1)
10.7	Agreement Not to Compete dated as of July 23, 1999 between Alliance and Richard N. Zehner.(1)
10.8	Amendment to Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(2)
10.9	Amendment to Employment Agreement dated as of December 31, 1997 between Alliance and Richard N. Zehner.(3)
10.10	Second Amendment to Employment Agreement dated as of February 5, 1998 between Alliance and Richard N. Zehner.(3)
10.11	Employment Agreement dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.12	Agreement Not to Compete dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.15	Employment Agreement dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.16	Agreement Not to Compete dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.17	Employment Agreement dated as of January 1, 2003 between Alliance and Paul S. Viviano.(9)
10.18	Agreement Not to Compete dated as of January 1, 2003 between Alliance and Paul S. Viviano.(9)
10.19	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(9)
10.20	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(9)
10.21	Form of Stockholder’s Agreement.(5)
10.23	Registration Rights Agreement dated as of November 2, 1999.(5)
10.24	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.25	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.26	Form of Indemnification Agreement.(6)
10.27	Amendment to Employment Agreement, Non-Qualified Stock Option Agreement and Non-Compete Agreement, dated as of May 21, 2003, between Alliance and Richard N. Zehner.(10)
10.29	Amendment to Employment Agreement and Stockholders’ Agreement, dated March 29, 2004 by and between Alliance, Viewer Holdings, LLC and Kenneth S. Ord.(12)
10.30	Amended and Restated Employment Agreement dated as of May 9, 2005 between Alliance and Paul S. Viviano.(15)
10.31	Agreement Not to Compete dated as of May 9, 2005 between Alliance and Paul S. Viviano. (15)

Exhibit No.	Description
10.32	Employment Agreement dated as of May 9, 2005 between Alliance and Andrew P. Hayek.(15)
10.33	Agreement Not to Compete dated as of May 9, 2005 between Alliance and Andrew P. Hayek.(15)
21.1	List of subsidiaries.(14)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(15)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(15)

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

(14)   Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(1), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-16609).

(15)   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE, IMAGING, INC.
May 10, 2005	By:	/s/ PAUL S. VIVIANO
Paul S. Viviano
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
May 10, 2005	By:	/s/ R. BRIAN HANSON
R. Brian Hanson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
May 10, 2005	By:	/s/ HOWARD K. AIHARA
Howard K. Aihara
Vice President and Corporate Controller
(Principal Accounting Officer)