Form 10-Q
period 2005-06-30
ALLIANCE IMAGING INC /DE/
filed 2005-08-09
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2005:

Common Stock, $.01 par value, 49,553,926 shares

ALLIANCE  IMAGING,  INC.
FORM 10-Q

June 30, 2005

PART I — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	December 31,	June 30,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$20,721	$20,057
Accounts receivable, net of allowance for doubtful accounts	50,146	49,871
Deferred income taxes	12,782	23,554
Prepaid expenses and other current assets	3,082	4,636
Other receivables	3,323	6,224
Total current assets	90,054	104,342
Equipment, at cost	727,232	726,096
Less accumulated depreciation	(373,721)	(385,419)
Equipment, net	353,511	340,677
Goodwill	122,992	122,992
Other intangible assets, net	28,249	26,889
Deferred financing costs, net	9,264	8,013
Other assets	18,128	18,202
Total assets	$622,198	$621,115
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,518	$8,541
Accrued compensation and related expenses	15,661	14,282
Accrued interest payable	717	3,454
Income taxes payable	865	802
Other accrued liabilities	22,177	25,979
Current portion of long-term debt	9,390	8,447
Total current liabilities	69,328	61,505
Long-term debt, net of current portion	412,733	385,704
Senior subordinated notes	153,541	153,541
Minority interests and other liabilities	4,164	3,789
Deferred income taxes	49,960	68,198
Total liabilities	689,726	672,737
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock	490	493
Additional paid-in deficit	(15,798)	(13,786)
Accumulated comprehensive (loss) income	(278)	1,323
Accumulated deficit	(51,942)	(39,652)
Total stockholders’ deficit	(67,528)	(51,622)
Total liabilities and stockholders’ deficit	$622,198	$621,115

See accompanying notes.

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Revenues	$109,481	$108,434	$215,127	$214,398
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	54,536	53,892	107,808	107,828
Selling, general and administrative expenses	11,752	13,677	23,920	25,363
Employment agreement costs	1,210	92	1,515	366
Depreciation expense	19,789	20,463	40,634	40,926
Amortization expense	879	901	1,755	1,782
Interest expense, net of interest income	10,820	9,508	21,428	18,569
Other (income) and expense, net	(161)	(55)	(127)	(387)
Total costs and expenses	98,825	98,478	196,933	194,447
Income before income taxes, minority interest expense, and earnings from unconsolidated investees	10,656	9,956	18,194	19,951
Income tax (benefit) expense	(580)	4,169	2,526	8,301
Minority interest expense	647	544	1,432	956
Earnings from unconsolidated investees	(1,134)	(912)	(2,027)	(1,596)
Net income	$11,723	$6,155	$16,263	$12,290
Comprehensive income, net of taxes:
Net income	$11,723	$6,155	$16,263	$12,290
Unrealized (loss) gain on hedging transactions, net of taxes	(123)	(1,144)	(123)	1,601
Comprehensive income	$11,600	$5,011	$16,140	$13,891
Earnings per common share:
Basic	$0.24	$0.12	$0.34	$0.25
Diluted	$0.24	$0.12	$0.34	$0.24
Weighted average number of shares of common stock and common stock equivalents:
Basic	48,193	49,286	48,081	49,210
Diluted	48,480	50,270	48,397	50,290

See accompanying notes.

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2004	2005
Operating activities:
Net income	$16,263	$12,290
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	449	1,478
Non-cash stock-based compensation	196	126
Depreciation and amortization	42,389	42,708
Amortization of deferred financing costs	1,519	1,462
Distributions (less than) greater than equity in undistributed income of investees	(815)	271
Deferred income taxes	6,907	7,236
Gain on sale of assets	(128)	(387)
Changes in operating assets and liabilities:
Accounts receivable	(4,568)	(1,203)
Prepaid expenses and other current assets	(952)	(1,554)
Other receivables	(157)	(2,901)
Other assets	(1,341)	(2,243)
Accounts payable	(2,256)	(11,977)
Accrued compensation and related expenses	3,760	(1,379)
Accrued interest payable	103	2,737
Income taxes payable	(5,034)	(63)
Other accrued liabilities	4,798	3,802
Minority interests and other liabilities	(151)	342
Net cash provided by operating activities	60,982	50,745
Investing activities:
Equipment purchases	(43,846)	(28,948)
(Increase) decrease in deposits on equipment	(2,153)	3,419
Proceeds from sale of assets	722	1,251
Net cash used in investing activities	(45,277)	(24,278)
Financing activities:
Principal payments on equipment debt	(3,206)	(2,972)
Proceeds from equipment debt	368	—
Proceeds from revolving loan facility	—	15,000
Principal payments on revolving loan facility	—	(15,000)
Principal payments on term loan facility	(10,000)	(25,000)
Payments of debt issuance costs	(120)	(211)
Proceeds from exercise of employee stock options	340	1,052
Net cash used in financing activities	(12,618)	(27,131)
Net increase (decrease) in cash and cash equivalents	3,087	(664)
Cash and cash equivalents, beginning of period	20,931	20,721
Cash and cash equivalents, end of period	$24,018	$20,057
Supplemental disclosure of cash flow information:
Interest paid	$19,859	$14,580
Income taxes paid, net of refunds	652	1,291
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$223	$3,679
Comprehensive (loss) income from hedging transactions, net of taxes	(123)	1,601

See accompanying notes.

ALLIANCE IMAGING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
(dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2004.

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

2. Stock-Based Compensation

The Company accounts for stock-based compensation awards using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. Other than the awards discussed in Note 7, all other stock-based awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in net income from operations for those awards.

Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” requires presentation of pro forma information regarding net income and earnings per share determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the second quarter of 2004 and second quarter of 2005, respectively: risk-free interest rates of 3.95% and 3.96%; no dividend yield; volatility factors of the expected market price of the Company’s common stock of 37.5% and 56.4%; and a weighted-average expected life of the options of 6.50 years in each quarter. The Company used the following weighted-average assumptions for the first six months of 2004 and 2005, respectively: risk-free interest rates of 3.17% and 3.79%; no dividend yield;

volatility factors of the expected market price of the Company’s common stock of 57.2% and 52.8%; and a weighted-average expected life of the options of 5.39 years and 5.52 years. The weighted-average fair value of options granted during the second quarter of 2004 and 2005 was $1.81 and $6.20, respectively, and $1.98 and $6.11 in the first six months of 2004 and 2005, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net income:
As reported	$11,723	$6,155	$16,263	$12,290
Add: Non-cash stock-based compensation expense included in reported net income, net of related tax effects	58	38	116	75
Deduct: Non- cash stock-based compensation expense determined under fair value based method, net of related tax effects	(298)	(367)	(616)	(725)
Pro forma net income	$11,483	$5,826	$15,763	$11,640
Basic earnings per share:
As reported	$0.24	$0.12	$0.34	$0.25
Pro forma	0.24	0.12	0.33	0.24
Diluted earnings per share:
As reported	0.24	0.12	0.34	0.24
Pro forma	0.24	0.12	0.33	0.23

3. Recent Accounting Pronouncements

Exchanges of Nonmonetary Assets—In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), which is an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB 29”). This statement addresses the measurement of exchanges of nonmonetary assets, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets as defined in paragraph 21(b) of APB 29, and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company believes the adoption of SFAS 153 will not have a material impact on its consolidated financial position or results of operations.

Share Based Payment—In December 2004, the FASB issued SFAS 123(R) (revised December 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123 and supersedes APB No. 25. This statement requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, SFAS 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period. This statement is effective for the first fiscal year beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R) and the impact on its consolidated financial position and results of operations. The Company will adopt SFAS 123(R) for the fiscal year beginning January 1, 2006.

Asset Retirement Obligations—In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS No. 143, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This statement is effective for the first fiscal year beginning after December 15, 2005. The Company believes the adoption of FIN 47 will not have a material impact on its consolidated financial position or results of operations.

Accounting Changes and Error Corrections—In May 2005, the FASB issued SFAS 154, “Accounting for Changes and Error Corrections” (“SFAS 154”), which is a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of all voluntary changes in accounting principle and in the instance that a pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of SFAS 154 will not have a material impact on its consolidated financial position or results of operations.

Limited Partnerships—In June 2005, the FASB issued Emerging Issues Task Force Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”(“EITF 04-05”). EITF 04-05 clarifies how general partners in a limited partnership should determine whether they control a limited partnership. A general partner of a limited partnership is presumed to control the limited partnership unless the limited partners have substantive kick-out rights or participating rights. For general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, EITF 04-05 is effective after June 29, 2005. For general partners in all other limited partnerships, EITF 04-05 is effective for the first period in fiscal years beginning after December 15, 2005. The Company believes the adoption of EITF 04-05 will not have a material impact on its consolidated financial position or results of operations.

Leasehold Improvements—In June 2005, the FASB issued EITF 05-06, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-06”). EITF 05-06 defines the useful life for leasehold improvements acquired in a business combination, or purchased significantly after, and not comtemplated at the beginning of the lease term. EITF 05-06 is effective for leasehold improvements purchased or acquired in reporting periods after June 29, 2005. The Company believes the adoption of EITF 05-06 will not have a material impact on its consolidated financial position or results of operations.

4. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2004	$122,992
Additions to goodwill during the period	—
Balance at June 30, 2005	$122,992

Intangible assets consisted of the following:

	December 31, 2004			June 30, 2005
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, net	Amount	Amortization	Assets, net
Amortizing intangible assets:
Customer contracts	$40,426	$(15,528)	$24,898	$40,363	$(16,988)	$23,375
Other	3,272	(2,010)	1,262	3,414	(1,541)	1,873
Total amortizing intangible assets	$43,698	$(17,538)	$26,160	$43,777	$(18,529)	$25,248
Intangible assets not subject to amortization			$2,089			$1,641
Total other intangible assets			$28,249			$26,889

The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate an impairment of these assets has possibly occurred. Goodwill is allocated to the Company’s various reporting units which represent the Company’s geographical regions. The Company compares the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. The implied fair value for goodwill is determined based on the fair value of assets and liabilities of the respective reporting units, in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” based on discounted cash flows, market multiples, or appraised values as appropriate.

Amortization expense for intangible assets subject to amortization was $879 and $901 for the quarters ended June 30, 2004 and 2005, respectively, and $1,755 and $1,782 for the six months ended June 30, 2004 and 2005, respectively. The intangible assets not subject to amortization represent certificate of needs and regulatory authority rights which have indefinite useful lives.

Estimated annual amortization expense for each of the fiscal years ending December 31 is presented below:

2005	$3,602
2006	3,586
2007	3,369
2008	3,156
2009	2,834

5.   Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	2004	2005
Accrued systems rental and maintenance costs	$3,058	$5,629
Accrued site rental fees	1,796	1,228
Accrued property and sales taxes payable	8,061	8,675
Accrued self-insurance expense	4,789	5,493
Other accrued expenses	4,473	4,954
Total	$22,177	$25,979

6.   Long-Term Debt and Senior Subordinated Credit Facility

Long-term debt consisted of the following:

	December 31,	June 30,
	2004	2005
Term loan facility	$409,875	$384,875
Senior subordinated notes	153,541	153,541
Equipment debt	12,248	9,276
Long-term debt, including current portion	575,664	547,692
Less current portion	9,390	8,447
Long-term debt	$566,274	$539,245

7. Non-Cash Stock-Based Compensation

In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company’s common stock, of which 35,000 options were outstanding at June 30, 2005. The exercise prices of these options and the fair value of the Company’s common stock on the grant date were $5.60 and $9.52 per share, respectively. Compensation expense of $33 will be recognized on a straight-line basis over the remaining vesting period of the options. The Company recorded non-cash stock-based compensation of $18 and $6, for the quarters ended June 30, 2004 and 2005, respectively, and $36 and $12, for the first six months of 2004 and 2005, respectively, with an offset to paid-in-capital deficit.

On June 20, 2001, the Company’s compensation committee authorized the Company to amend the option agreements under its 1999 Equity Plan to reduce the performance targets for 1,899,600 performance options out of the 2,284,222 performance options outstanding. On May 18, 2004, the Company’s compensation committee authorized the Company to make a second amendment to the option agreements under its 1999 Equity Plan to further reduce the performance targets for all of the 1,914,500 performance options outstanding. These options vest on the eighth anniversary of the grant date if the option holder is still an employee, but the vesting accelerates if the Company meets the operating performance targets specified in the option agreements. As a result of the amendments, if the Company achieves the reduced performance targets but does not achieve the previous performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, the Company would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the respective amendment exceeded the option’s exercise price. Under the first amendment, management estimates that the Company could incur an additional $100 to $300 in the aggregate of these non-cash stock-based compensation charges over the next 6 months. Under the second amendment, management estimates that the Company could incur an additional $100 to $200 in the aggregate of these non-cash stock-based compensation charges over the next 4 years. These charges, however, may not be evenly distributed over each of these respective periods or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees.

For the quarters ended June 30, 2004 and 2005, the Company recorded $80 and $57, respectively, in non-cash stock-based compensation as a result of these amendments. For the six months ended June 30, 2004 and 2005, the Company recorded $160 and $114, respectively, in non-cash stock-based compensation as a result of these amendments. Non-cash stock-based compensation is included as a component of selling, general and administrative expenses.

8. Derivatives

In the second quarter of 2004, the Company entered into interest rate swap agreements, with notional amounts of $56,813, $46,813 and $48,438 to hedge the future cash interest payments associated with a portion of the Company’s variable rate bank debt. These agreements are three years in length and mature in 2007. As of June 30, 2005, the fair value of the Company’s interest rate swap agreements was an accumulated income of $1,036. Under these arrangements, the Company receives three-month London Interbank Offered Rate (“LIBOR”) and pays a fixed rate of 3.15%, 3.89% and 3.69%, respectively. The net effect of the hedges is to record interest expense at fixed rates of 5.40%, 6.14% and 5.94%, respectively, as the debt incurs interest based on three-month LIBOR plus 2.25%. For the quarter and six months ended June 30, 2004, the Company did not record any net settlement amount. For the quarter and six months ended June 30, 2005, the Company recorded net settlement amounts of $268 and $746, respectively. The Company has designated these swaps as cash flow hedges of variable future cash flows associated with its long-term debt. The Company recognized a loss, net of tax, of $123 and $560 based on the change in fair value of these instruments for the quarters ended June 30, 2004 and 2005, respectively. For the six month period ended June 30, 2004 the Company recognized a loss, net of tax, of $123 based on the change in fair value of these instruments. For the six month period ended June 30, 2005 the Company recognized a gain, net of tax, of $900 based on the change in fair value of these instruments. The Company will continue to record subsequent changes in the fair value of the swaps through comprehensive income during the period these instruments are designated as hedges.

In the first quarter of 2005, the Company entered into multiple interest rate collar agreements for its variable rate bank debt. The total underlying notional amount of the debt was $178,000. Under these arrangements the Company has purchased a cap on the interest rate of 4.00% and has sold a floor of 2.25%. The Company paid a net purchase price of $1,462 for these collars. These agreements are two and three years in length and mature at various dates between January 2007 and January 2008. As of June 30, 2005, the fair value of the Company’s interest rate collar agreements was an accumulated income of $1,168. For the quarter and six month period ended June 30, 2005, the Company did not record any net settlement amount. The Company has designated these collars as cash flow hedges of variable future cash flows associated with its long-term debt. For the quarter ended June 30, 2005, the Company recognized a loss, net of tax, of $584 based on the change in fair value of these instruments. For the six months ended June 30, 2005 the Company recognized a gain, net of tax, of $701 based on the change in fair value of these instruments. The Company will record subsequent changes in the fair value of the collars through comprehensive income during the period these instruments are designated as hedges.

The Company accounts for derivative instruments and hedging activities in accordance with the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Actvities” (“SFAS 133”) and SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Actvities” (“SFAS 138”), an amendment of SFAS 133. On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS 133 and SFAS 138. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company’s derivatives are recorded on the balance sheet at their fair value. For derivatives accounted for as cash flow hedges any unrealized gains or losses on fair value are included in comprehensive income (loss), net of tax.

9. Income Taxes

For the quarter and six months ended June 30, 2005, the Company recorded a provision for income taxes of $4,169 and $8,301, or 40.4% and 40.3% of the Company’s pretax income, respectively. The Company’s effective tax rate was higher than statutory rates primarily as a result of state income taxes. For the quarter ended June 30, 2004, the Company recorded an income tax benefit of $580, or 5.2% of the Company’s pretax income. For the six months ended June 30, 2004 the Company recorded a provision for income taxes of $2,526, or 13.4% of the Company’s pretax income. For the quarter and six months ended June 30, 2004, the Company’s effective tax rate was lower than federal statutory rates due to the reversal of income tax reserves of $5,099 primarily related to the favorable outcome of examinations of the Company’s 1998 and 1999 federal income tax returns and a favorable final IRS determination letter related to the treatment of an income item in a federal income tax return of one of the Company’s subsidiaries.

10. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Numerator:
Net income	$11,723	$6,155	$16,263	$12,290
Denominator:
Denominator for basic earnings per share
—weighted-average shares	48,193	49,286	48,081	49,210
Effect of dilutive securities:
Employee stock options	287	984	316	1,080
Denominator for diluted earnings per share
—adjusted weighted-average shares	48,480	50,270	48,397	50,290
Earnings per common share:
Basic	$0.24	$0.12	$0.34	$0.25
Diluted	$0.24	$0.12	$0.34	$0.24
Stock options excluded from the computation of diluted per share amounts:
Weighted- average shares for which the exercise price exceeds average market price of common stock	3,372	1,223	3,456	766
Average exercise price per share that exceeds average market price of common stock	$6.40	$11.74	$6.37	$12.40

11. Commitments and Contingencies

The Company has applied the disclosure provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by FASB Statement No. 5, “Accounting for Contingencies,” by requiring a guarantor to disclose certain type of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the Company is the guarantor or indemnifies a party.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At June 30, 2005 the Company has determined that no liability is necessary related to these guarantees and indemnities.

The Company guarantees a portion of a loan on behalf of an unconsolidated investee under an agreement executed prior to 2002. The maximum potential future payment under this financial guarantee is $253 at June 30, 2005. The Company has not recorded an obligation for this guarantee.

On May 5, 2005, the Company was served with a complaint filed in Alameda County Superior Court alleging wage claims on behalf of a putative class of an estimated 365 former and current California employees of the Company. In Linda S. Jones, et al. v. Alliance Imaging, Inc., et al., the plaintiffs allege violations of California’s wage, meal period, and break time laws and regulations. Plaintiffs seek recovery of unspecified economic damages, statutory penalties, punitive damages, attorneys’ fees and costs of suit. The Company is currently evaluating the allegations of the complaint and is unable to predict the likely timing or outcome of this lawsuit.

The Company from time to time is also involved in other litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

12. Investments in Unconsolidated Investees

The Company has direct ownership in six investees at June 30, 2005. The Company owns between 30 percent and 50 percent of these investees, and provides management services under agreements with four of these investees, expiring at various dates through 2024. These investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

Set forth below is certain financial data of these investees (amounts in thousands):

	June 30,
	2004	2005
Combined Balance Sheet Data:
Current assets	$8,139	$14,518
Noncurrent assets	23,571	24,361
Current liabilities	8,693	3,192
Noncurrent liabilities	11,674	16,848

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Combined Operating Results:
Revenues	$7,534	$8,170	$14,364	$15,997
Expenses	5,137	6,157	10,048	12,320
Net income	2,397	2,013	4,316	3,677
Equity in earnings of unconsolidated investees	1,134	912	2,027	1,596

13. Related-Party Transactions

The Company recorded management fees payable to Kohlberg Kravis Roberts & Co (“KKR”) of $163 and $325 for each of the quarters and for each of the six months ended June 30, 2004 and 2005, and will continue to receive financial advisory services from KKR on an ongoing basis. At June 30, 2004 and 2005, the Company has accrued $163 related to these services.

Revenue from management agreements with unconsolidated equity investees was $2,612 and $3,593 for the quarters ended June 30, 2004 and 2005, respectively, and $5,367 and $7,299 for the six months ended June 30, 2004 and 2005, respectively.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading national provider of shared-service and fixed-site diagnostic imaging services, based upon annual revenue and number of diagnostic imaging systems deployed. Our principal sources of revenue are derived from magnetic resonance imaging (MRI) and positron emission tomography and positron emission tomography/computed tomography (PET and PET/CT) services on a shared-service and full-time basis, primarily in partnership with hospitals or health systems. We also provide services through a growing number of fixed sites. In the first six months of 2005, MRI services and PET and PET/CT services generated 70% and 21% of our revenues, respectively. The remaining revenue was comprised of other diagnostic imaging services revenue, primarily computed tomography (CT), and management contract revenue. We provide imaging services primarily to hospitals and other healthcare providers. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades, and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We had 465 diagnostic imaging systems, including 352 MRI systems and 57 PET or PET/CT systems and served over 1,000 clients in 43 states at June 30, 2005. Of these 465 diagnostic imaging systems, 62 were located in fixed-sites, which constitutes systems installed in hospitals or other buildings on hospital campuses, medical groups’ offices or medical buildings, and retail sites. Of these fixed-sites, 55 systems and 3 systems were included in our MRI and PET or PET/CT systems count, respectively.

Approximately 87% of our revenues for the first six months ended June 30, 2005 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients’ receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The contracts initial terms average approximately three years in length for mobile services and approximately seven to ten years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

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

Approximately 13% of our revenues for the six months ended June 30, 2005 were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenues. Our revenue from these sites is generated from direct billings to patients or their third-party payors, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

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

The principal components of selling, general and administrative expenses are sales and marketing costs, corporate overhead costs, provision for doubtful accounts, and non-cash stock-based compensation expense.

We record minority interest expense and earnings from unconsolidated investees related to our consolidated and unconsolidated subsidiaries, respectively. These subsidiaries primarily provide shared service and fixed-site diagnostic imaging services.

Prior to 2004, MRI industry-wide scan volumes were adversely affected by relatively flat hospital growth rates of outpatient procedures and inpatient admissions. In addition, the increase in patient co-payments, higher patient deductibles, and the uncertain U.S. employment climate contributed to lower MRI industry wide scan volumes. In 2004, MRI industry-wide scan volumes returned to a more normal growth rate primarily due to improved hospital growth rates of outpatient procedures and inpatient admissions. In the first half of 2005, the growth rate of MRI industry-wide scan volumes has slowed in part due to the increasing trend of third-party payors intensifying their utilization management efforts to control MRI scan volume growth rate. We expect that this trend will continue through the second half of 2005.

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

Results of Operations

The following table shows our condensed consolidated statements of operations as a percentage of revenues:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	49.8	49.7	50.1	50.3
Selling, general and administrative expenses	10.7	12.6	11.1	11.8
Employment agreement costs	1.1	0.1	0.7	0.2
Depreciation expense	18.0	18.9	18.8	19.1
Amortization expense	0.8	0.8	0.8	0.8
Interest expense, net of interest income	9.9	8.8	10.0	8.7
Other (income) and expense, net	(0.1)	(0.1)	(0.1)	(0.2)
Total costs and expenses	90.2	90.8	91.4	90.7
Income before income taxes, minority interest expense	9.8	9.2	8.6	9.3
and earnings from unconsolidated investees
Income tax (benefit) expense	(0.5)	3.8	1.2	3.9
Minority interest expense	0.6	0.5	0.7	0.4
Earnings from unconsolidated investees	(1.0)	(0.8)	(0.9)	(0.7)
Net income	10.7%	5.7%	7.6%	5.7%

The table below provides scan-based MRI statistical information:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
MRI statistics
Average number of total systems	343.7	336.4	342.8	334.3
Average number of scan-based systems	293.9	285.2	295.0	283.6
Scans per system per day	9.72	9.61	9.61	9.53
Total number scan-based MRI scans	207,398	195,479	409,448	386,521
Price per scan	$353.71	$354.60	$354.01	$355.22

The table below provides PET and PET/CT statistical information:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
PET and PET/CT statistics
Average number of systems	48.8	52.4	46.8	51.3
Scans per system per day	4.99	5.46	5.01	5.28
Total number of PET and PET/CT scans	14,430	17,025	27,738	32,809
Price per scan	$1,345	$1,327	$1,335	$1,348

Following are the components of revenue:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Total MRI revenue	$80.3	$76.2	$158.2	$150.9
PET and PET/CT revenue	19.5	22.7	37.2	44.5
Other modalities and other revenue	9.7	9.5	19.7	19.0
Total	$109.5	$108.4	$215.1	$214.4

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

Revenue decreased $1.1 million, or 1.0%, to $108.4 million in the second quarter of 2005 compared to $109.5 million in the second quarter of 2004 as a result of higher PET and PET/CT revenue, offset by lower MRI revenue and other modalities and other revenue. PET and PET/CT revenue in the second quarter of 2005 increased $3.2 million, or 16.5%, compared to the second quarter of 2004. Total PET and PET/CT scan volumes increased 18.0% to 17,025 scans in the second quarter of 2005 from 14,430 scans in the second quarter of 2004, primarily as a result of an increase in the average number of PET and PET/CT systems in operation. The average number of PET and PET/CT systems in service increased to 52.4 systems in the second quarter of 2005 from 48.8 systems in the second quarter of 2004. Scans per system per day also increased 9.4%, to 5.46 scans per system per day in the second quarter of 2005, from 4.99 in the second quarter of 2004. These increases were offset by a slight decrease in the average price per PET and PET/CT scan of 1.3% to $1,327 per scan in the second quarter of 2005 compared to $1,345 per scan in the second quarter of 2004. MRI revenue in the second quarter of 2005 decreased $4.1 million, or 5.2%, compared to the second quarter of 2004 primarily as a result of a 5.7% decrease in our scan-based MRI scan volume. Scan-based MRI scan volume decreased to 195,479 scans in the second quarter of 2005 from 207,398 scans in the second quarter of 2004, primarily due to a decrease in the average number of scan-based systems in service due to lower client demand. Scan-based systems in service decreased to 285.2 systems in the second quarter of 2005 from 293.9 systems in the second quarter of 2004 to adjust to modestly declining MRI scan volumes and to increase the efficiency of our MRI systems. Average scans per system per day also decreased by 1.1% to 9.61 in the second quarter of 2005 from 9.72 in the second quarter of 2004. These decreases were partially offset by a 0.3% increase in average price per MRI scan to $354.60 per scan in the second quarter of 2005 compared to $353.71 per scan in the second quarter of 2004. Non-scan based MRI revenue totaled $6.9 million for both the second quarter of 2005 and 2004. Other modalities and other revenue decreased $0.2 million, or 2.1%, to $9.5 million in the second quarter of 2005 compared to $9.7 million in the second quarter of 2004 primarily due to a decrease in CT revenue offset by an increase in management contract revenue from our management agreements and reimbursement of expenses from unconsolidated investees.

We had 352 MRI systems at June 30, 2005 compared to 361 MRI systems at June 30, 2004. We had 57 PET and PET/CT systems at June 30, 2005 compared to 51 PET and PET/CT systems at June 30, 2004. We operated 62 fixed-sites at June 30, 2005 compared to 57 fixed sites at June 30, 2004.

Cost of revenues, excluding depreciation and amortization, decreased $0.6 million, or 1.2%, to $53.9 million in the second quarter of 2005 compared to $54.5 million in the second quarter of 2004. Management contract expenses increased $0.4 million, or 19.3%, primarily as a result of an increase in expenses incurred on behalf of unconsolidated investees. Equipment rental expense increased $0.3 million, or 28.4%, primarily due to a higher number of MRI rental systems in use. Compensation and related employee expenses decreased $0.9 million, or 3.4%, primarily due to lower average headcount in the second quarter of 2005 compared to the second quarter of 2004, which was primarily a result of a decrease in the average number of MRI systems in use. These decreases were partially offset by an increase in technologists’ wage rates, and an increase in payroll costs necessary to support the increase in the average number of PET and PET/CT systems in operation. PET and PET/CT technologists generally have a higher hourly rate than MRI technologists. This decrease in compensation and related expenses was also partially offset by an increase in recruiting costs. Medical supplies decreased $0.5 million, or 10.4%, primarily due to a decrease in film expense related to lower MRI scan volume and an increase in demand for digital images. Medical supplies also decreased due to a reduction in per unit PET and PET/CT radiopharmaceutical costs, partially offset by the increase in volume of radiopharmaceutical purchased due to an increase in PET and PET/CT scans. All other cost of revenues, excluding depreciation and amortization, increased $0.1 million, or 0.3%. Cost of revenues, as a percentage of revenue, decreased to 49.7% in the second quarter of 2005 from 49.8% in the second quarter of 2004 as a result of the factors described above.

Selling, general and administrative expenses increased $1.9 million, or 16.4%, to $13.7 million in the second quarter of 2005 compared to $11.8 million in the second quarter of 2004. The provision for doubtful accounts increased $1.1 million in the second quarter of 2005 to $1.1 million compared to zero in the second quarter of 2004, primarily as a result of the collection of higher than normal amounts of aged accounts receivable in the second quarter of 2004. The provision for doubtful accounts was 1.0% of revenue in the second quarter of 2005 compared to zero percent of revenue in the second quarter of 2004. Compensation and related employee expenses increased $0.4 million, or 4.1%, primarily due to an increase in payroll and related costs associated with growth in sales and business development personnel and the addition of regional and corporate support staff. The increase was also the result of higher recruiting costs primarily to further develop the sales, business development, human resources and finance infrastructure and an increase in costs associated with national management meetings. These increases were partially offset by a decrease in management incentive compensation. Professional services increased $0.4 million, or 130.6%, primarily due to professional service costs associated with our Form S-3 shelf registration statement. All other selling, general and administrative expenses were relatively consistent in the second quarter of 2005 compared to the second quarter of 2004. Selling, general and administrative expenses as a percentage of revenue were 12.6% and 10.7% in the second quarter of 2005 and 2004, respectively.

We recorded employment agreement costs of $0.1 million in the second quarter of 2005 related to payments under an amendment to an employment agreement with our former chairman of the board. We recorded employment agreement costs of $1.2 million in the second quarter of 2004 related to an employment agreement with our former chief financial officer and payments under an amendment to an employment agreement with our former chairman of the board. We do not expect to incur any further costs relating to the employment agreement with our former chairman of the board.

Depreciation expense increased $0.6 million, or 3.4%, to $20.4 million in the second quarter of 2005 compared to $19.8 million in the second quarter of 2004.

Amortization expense for both the second quarter of 2005 and 2004 totaled $0.9 million.

Interest expense, net, decreased $1.3 million, or 12.1%, to $9.5 million in the second quarter of 2005 compared to $10.8 million in the second quarter of 2004. This decrease was primarily a result of lower average interest rates on our senior subordinated notes which were refinanced in December 2004 and lower average debt balances in the second quarter of 2005 versus the second quarter of 2004.

Income tax expense was $4.2 million in the second quarter of 2005, resulting in an effective tax rate of 40.4%. Our effective tax rates were higher than statutory rates in the second quarter of 2005 primarily as a result of state income taxes. In the second quarter of 2004, we recorded an income tax benefit of $0.6 million, which was 5.2% of our pretax income. This effective tax rate in the second quarter of 2004 was lower than statutory rates primarily due to the reversal of income tax reserves of $5.1 million, or $0.11 per diluted share, net of tax, primarily related to the favorable outcome of examinations of our 1998 and 1999 federal income tax returns and a favorable final IRS determination letter related to the treatment of an income item in a federal income tax return of one of our subsidiaries.

Minority interest expense decreased $0.1 million, or 15.9%, to $0.5 million in the second quarter of 2005 compared to $0.6 million in the second quarter of 2004.

Earnings from unconsolidated investees decreased by $0.2 million, or 19.5%, to $0.9 million in the second quarter of 2005 compared to $1.1 million in the second quarter of 2004, primarily due to net losses in 2005 from newly formed unconsolidated investees.

Our net income was $6.2 million, or $0.12 per share on a diluted basis, in the second quarter of 2005 compared to $11.7 million, or $0.24 per share on a diluted basis, in the second quarter of 2004.

Six Months Ended June 30, 2005 Compared to June 30, 2004

Revenue decreased $0.7 million, or 0.3%, to $214.4 million in the first six months of 2005 compared to $215.1 million in the first six months of 2004 as a result of higher PET and PET/CT revenue, offset by lower MRI revenue and other modalities and other revenue. PET and PET/CT revenue in the first six months of 2005 increased $7.3 million, or 19.7%, compared to the first six months of 2004. Total PET and PET/CT scan volumes increased 18.3% to 32,809 scans in the first six months of 2005 from 27,738 scans in the first six months of 2004, primarily as a result of an increase in the average number of PET and PET/CT systems in operation. The average number of PET and PET/CT systems in service increased to 51.3 systems in the first six months of 2005 from 46.8 systems in the first six months of 2004. Scans per system per day also increased 5.4%, to 5.28 scans per system per day in the first six months of 2005, from 5.01 in the first six months of 2004. The average price per PET and PET/CT scan increased by 1.0% to $1,348 per scan in the first six months of 2005 compared to $1,335 per scan in the first six months of 2004. MRI revenue in the first six months of 2005 decreased $7.3 million, or 4.7%, compared to the first six months of 2004 primarily as a result of a 5.6% decrease in our scan-based MRI scan volume. Scan-based MRI scan volume decreased to 386,521 scans in the first six months of 2005 from 409,448 scans in the first six months of 2004, primarily due to a decrease in the average number of scan-based systems in service due to lower client demand. Scan-based systems in service decreased to 283.6 systems in the first six months of 2005 from 295.0 systems in the first six months of 2004 to adjust to modestly declining scan volumes and to increase the efficiency of our MRI systems. Average scans per system per day also decreased by 1.0% to 9.53 in the first six months of 2005 from 9.61 in the first six months of 2004. These decreases were partially offset by a 0.3% increase in average price per MRI scan to $355.22 per scan in the first six months of 2005 compared to $354.01 per scan in the first six months of 2004 and a $0.3 million increase in non-scan based MRI revenue. Other modalities and other revenue decreased $0.7 million, or 3.4%, to $19.0 million in the first six months of 2005 compared to $19.7 million in the first six months of 2004 primarily due to a decrease in CT revenue offset by an increase in management contract revenue for our management agreements and reimbursement of expenses from unconsolidated investees.

We had 352 MRI systems at June 30, 2005 compared to 361 MRI systems at June 30, 2004. We had 57 PET and PET/CT systems at June 30, 2005 compared to 51 PET and PET/CT systems at June 30, 2004. We operated 62 fixed-sites at June 30, 2005 compared to 57 fixed sites at June 30, 2004.

Cost of revenues, excluding depreciation and amortization, totaled $107.8 million in the first six months of 2005 and 2004. Management contract expenses increased $1.1 million, or 25.9%, primarily as a result of an increase in expenses incurred on behalf of unconsolidated investees. Equipment rental expense increased $0.9 million, or 61.7%, primarily due to a higher number of MRI rental systems in use. Maintenance and related costs increased $0.3 million, or 1.4%, primarily due to an increase in the average service cost per system, offset by a decrease in cryogen expense as a result of a decrease in MRI systems in service and cryogen sourcing discounts. Compensation and related employee expenses decreased $1.1 million, or 2.1%, primarily due to lower average headcount in the first six months of 2005 compared to the first six months of 2004, which was primarily a result of a decrease in the average number of MRI systems in use. These decreases were partially offset by an increase in technologists’ wage rates, and an increase in payroll costs necessary to support the increase in the average number of PET and PET/CT systems in operation. PET and PET/CT technologists generally have a higher hourly rate than MRI technologists. This decrease in compensation and related expenses was also partially offset by an increase in recruiting costs. Medical supplies decreased $0.7 million, or 7.8%, primarily due to a decrease in film expense related to lower MRI scan volume and an increase in demand for digital images, as well as film purchasing sourcing discounts. Medical supplies also decreased due to a reduction in per unit PET and PET/CT radiopharmaceutical costs, partially offset by the increase in volume of radiopharmaceutical purchased due to an increase in PET and PET/CT scans. Transportation expenses decreased $0.6 million, or 28.4%, primarily due to a decrease in power unit leases which were purchased at the end of the lease term. All other cost of revenues, excluding depreciation and amortization, increased $0.1 million, or 0.4%. Cost of revenues, as a percentage of revenue, increased to 50.3% in the first six months of 2005 from 50.1% in the first six months of 2004 as a result of the factors described above.

Selling, general and administrative expenses increased $1.5 million, or 6.0%, to $25.4 million in the first six months of 2005 compared to $23.9 million in the first six months of 2004. The provision for doubtful accounts increased $1.0 million, or 229.3%, in the first six months of 2005 compared to the first six months of 2004, primarily as a result of the collection of higher than normal amounts of aged accounts receivable in the first six months of 2004. The provision for doubtful accounts was 0.7% of revenue in the first six months of 2005 compared to 0.2% of revenue in the first six months of 2004. Compensation and related employee expenses increased $0.4 million, or 2.2%, primarily due to an increase in payroll and related costs associated with growth in sales and business development personnel and the addition of regional and corporate support staff. The increase was also the result of higher recruiting costs primarily to further develop the sales, business development, human resources and finance infrastructure and an increase in costs associated with national management meetings. These increases were partially offset by a decrease in management incentive compensation. Professional services increased $0.3 million, or 35.9%, primarily due to professional service costs associated with our Form S-3 shelf registration statement. All other selling, general and administrative expenses decreased $0.2 million, or 6.0%, in the first six months of 2005 compared to the first six months of 2004. Selling, general and administrative expenses as a percentage of revenue were 11.8% and 11.1% in the first six months of 2005 and 2004, respectively.

We recorded employment agreement costs of $0.4 million in the first six months of 2005 related to payments under an amendment to an employment agreement with our former chairman of the board. We recorded employment agreement costs of $1.5 million in the first six months of 2004 related to an employment agreement with our former chief financial officer and payments under an amendment to an employment agreement with our former chairman of the board. We do not expect to incur any further costs relating to the employment agreement with our former chairman of the board.

Depreciation expense increased $0.3 million, or 0.7%, to $40.9 million in the first six months of 2005 compared to $40.6 million in the first six months of 2004.

Amortization expense for both the first six months of 2005 and 2004 totaled $1.8 million.

Interest expense, net, decreased $2.8 million, or 13.3%, to $18.6 million in the first six months of 2005 compared to $21.4 million in the first six months of 2004. This decrease was primarily a result of lower average interest rates on our senior subordinated notes which were refinanced in December 2004 as well as lower average debt balances in the first six months of 2005 versus the first six months of 2004.

Income tax expense was $8.3 million in the first six months of 2005, resulting in an effective tax rate of 40.3%. Our effective tax rates were higher than statutory rates for the first six months of 2005 primarily as a result of state income taxes. In the first six months of 2004, we recorded a provision for income taxes of $2.5 million, which was 13.4% of our pretax income. This effective tax rate was lower than statutory rates for the first six months of 2004 primarily due to the reversal of income tax reserves of $5.1 million, or $0.11 per diluted share, net of tax, primarily related to the favorable outcome of examinations of our 1998 and

1999 federal income tax returns and a favorable final IRS determination letter related to the treatment of an income item in a federal income tax return of one of our subsidiaries.

Minority interest expense decreased $0.4 million, or 33.2%, to $1.0 million in the first six months of 2005 compared to $1.4 million in the first six months of 2004.

Earnings from unconsolidated investees decreased by $0.4 million, or 21.2%, to $1.6 million in the first six months of 2005 compared to $2.0 million in the first six months of 2004, primarily due to net losses in 2005 from newly formed unconsolidated investees.

Our net income was $12.3 million, or $0.24 per share on a diluted basis, in the first six months of 2005 compared to $16.3 million, or $0.34 per share on a diluted basis, in the first six months of 2004.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $50.7 million and $61.0 million of cash flow from operating activities in the first six months of 2005 and 2004, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI and PET and PET/CT scans, the price we can charge our clients for providing our services and the costs to us of providing those services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. Provision for doubtful accounts increased by $1.1 million in the first six months of 2005 compared to the first six months of 2004. The number of days of revenue outstanding for our accounts receivable was 45 days and 46 days as of June 30, 2005 and 2004, respectively. In addition, as of June 30, 2005, we had $64.4 million available borrowings under our revolving line of credit.

Our primary use of capital resources is to fund capital expenditures. We used cash of $24.3 million and $45.3 million for investing activities in the first six months of 2005 and 2004, respectively. We incur capital expenditures for the purposes of:

•       purchasing new systems;

•       replacing less advanced systems with new systems; and

•       providing upgrades of our MRI and PET and PET/CT systems and upgrading our corporate infrastructure for future growth.

Capital expenditures totaled $28.9 million and $43.8 million in the first six months of 2005 and 2004, respectively. During the first six months of 2005, we purchased 7 MRI systems, 7 PET or PET/CT systems, 3 CT systems and three other systems. We traded-in or sold 33 total systems for the six months ended June 30, 2005. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2005 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. Based upon the client demand described above, which dictates the type of equipment purchased, we expect capital expenditures to total approximately $85 to $90 million in 2005.

We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving loan facility, will be sufficient over the next one to two years to fund anticipated capital expenditures and make required payments of principal and interest on our debt.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), which is an amendment of Accounting Principals Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB 29”). This statement addresses the measurement of exchanges of nonmonetary assets, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets as defined in paragraph 21(b) of APB 29, and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We believe the adoption of SFAS 153 will not have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS 123(R) (revised December 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123 and supersedes APB No. 25. This statement requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, SFAS 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period. This statement is effective for the first fiscal year beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 123(R) and the impact on our consolidated financial position and results of operations. We will adopt SFAS123(R) for the fiscal year beginning January 1, 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS No. 143, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This statement is effective for the first fiscal year beginning after December 15, 2005. We believe the adoption of FIN 47 will not have a material impact on our consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS 154, “Accounting for Changes and Error Corrections” (“SFAS 154”), which is a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of all voluntary changes in accounting principle and in the instance that a pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe the adoption of SFAS 154 will not have a material impact on our consolidated financial position or results of operations.

In June 2005, the FASB issued Emerging Issues Task Force Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”(“EITF 04-05”). EITF 04-05 clarifies how general partners in a limited partnership should determine whether they control a limited partnership. A general partner of a limited partnership is presumed to control the limited partnership unless the limited partners have substantive kick-out rights or participating rights. For general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, EITF 04-05 is effective after June 29, 2005. For general partners in all other limited partnerships, EITF 04-05 is effective for the first period in fiscal years beginning after December 15, 2005. We believe the adoption of EITF 04-05 will not have a material impact on our consolidated financial position or results of operations.

In June 2005, the FASB issued EITF 05-06, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-06”). EITF 05-06 defines the useful life for leasehold improvements acquired in a business combination, or purchased significantly after, and not comtemplated at the beginning of the lease term. EITF 05-06 is effective for leasehold improvements purchased or acquired in reporting periods after June 29, 2005. We believe the adoption of EITF 05-06 will not have a material impact on our consolidated financial position or results of operations.

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

The swap agreements have notional amounts of $56.8 million, $46.8 million and $48.4 million at June 30, 2005. Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%, 3.89%, and 3.69%, respectively. The net effect of the hedges is to record interest expense at fixed rates of 5.40%, 6.14% and 5.94% respectively, as the debt incurs interest based on three-month LIBOR plus 2.25%. For the quarter and six months ended June 30, 2005 we recorded net interest expense on the swap agreements of $0.3 million and $0.7 million, respectively. For the quarter and six months ended June 30, 2004, we did not record any net interest expense on the swap agreements. The swap agreements mature during 2007.

We have also entered into multiple interest rate collar agreements which have a total notional amount of $178.0 million. Under the terms of these agreements, we have purchased a cap on the interest rate of 4.00% and have sold a floor of 2.25%. For the quarter and six months ended June 30, 2005, we did not record any net settlement on these collar agreements. The collar agreements mature at various dates between January 2007 and January 2008.

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

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

On May 5, 2005, Alliance Imaging, Inc. was served with a complaint filed in Alameda County Superior Court alleging wage claims on behalf of a putative class of an estimated 365 former and current California employees of Alliance Imaging, Inc. In Linda S. Jones, et al. v. Alliance Imaging, Inc., et al., the plaintiffs allege violations of California’s wage, meal period, and break time laws and regulations. Plaintiffs seek recovery of unspecified economic damages, statutory penalties, punitive damages, attorneys’ fees and costs of suit. We are currently evaluating the allegations of the complaint and are unable to predict the likely timing or outcome of this lawsuit.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          The Annual Meeting of Stockholders of Alliance Imaging, Inc. was held on May 24, 2005.

(b)         The following nominees were elected as Class I Directors for a three-year term expiring at the 2008 Annual Meeting: Adam H. Clammer, Neil F. Dimick, and Paul S. Viviano. The Class III Directors, Michael W. Michelson, James C. Momtazee and Edward L. Samek, whose terms expire at the 2007 Annual Meeting, and the Class II Directors, James H. Greene Jr. and Anthony B. Helfet, whose terms expire at the 2006 Annual Meeting, continue to serve on our Board of Directors.

(c)          Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposal and Vote Tabulation

	Votes Cast			Broker
	For	Against	Abstain	Non-votes
Approval of the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2005	44,188,115	88,070	700	—

Election of Directors

Director	Votes Received	Votes Withheld
Adam H. Clammer	37,997,901	6,278,984
Neil F. Dimick	43,610,661	666,224
Paul S. Viviano	39,116,425	5,160,460

ITEM 5.                OTHER INFORMATION

Not applicable.

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

4.6	Supplemental Indenture dated as of December 14, 2004 by and between Registrant and the Bank of New York with respect to 10 3/8% Senior Subordinated Notes due 2011.(13)
4.7	Third Amendment dated as of December 29, 2004 to Credit Agreement.(13)
10.1	The 1999 Equity Plan for Employees of Alliance and Subsidiaries including the forms of option agreements used thereunder, as amended.(5)
10.2	The Alliance 1997 Stock Option Plan, including form of option agreement used thereunder, as amended.(5)
10.3	The Three Rivers Holding Corp. 1997 Stock Option Plan, as amended.(5)
10.4	Alliance Directors’ Deferred Compensation Plan, as amended.(6)
10.5	2003 Incentive Plan (9)
10.6	Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(1)
10.7	Agreement Not to Compete dated as of July 23, 1999 between Alliance and Richard N. Zehner.(1)
10.8	Amendment to Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(2)
10.9	Amendment to Employment Agreement dated as of December 31, 1997 between Alliance and Richard N. Zehner.(3)
10.10	Second Amendment to Employment Agreement dated as of February 5, 1998 between Alliance and Richard N. Zehner.(3)
10.11	Employment Agreement dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.12	Agreement Not to Compete dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.15	Employment Agreement dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.16	Agreement Not to Compete dated as of April 29, 1998 between Alliance andRussell D. Phillips, Jr.(3)
10.17	Employment Agreement dated as of January 1, 2003 between Alliance and Paul S. Viviano.(9)
10.18	Agreement Not to Compete dated as of January 1, 2003 between Alliance andPaul S. Viviano.(9)

10.19	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(9)
10.20	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(9)
10.21	Form of Stockholder’s Agreement.(5)
10.23	Registration Rights Agreement dated as of November 2, 1999.(5)
10.24	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.25	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.26	Form of Indemnification Agreement.(6)
10.27	Amendment to Employment Agreement, Non-Qualified Stock Option Agreement and Non-Compete Agreement, dated as of May 21, 2003,between Alliance andRichard N. Zehner.(10)
10.29	Amendment to Employment Agreement and Stockholders’ Agreement, dated March 29, 2004 by and between Alliance, Viewer Holdings, LLC and Kenneth S. Ord.(12)
10.30	Amended and Restated Employment Agreement dated as of May 9, 2005 between Alliance and Paul S. Viviano.(15)
10.31	Agreement Not to Compete dated as of May 9, 2005 between Alliance and Paul S. Viviano.(15)
10.32	Employment Agreement dated as of May 9, 2005 between Alliance and Andrew P. Hayek.(15)
10.33	Agreement Not to Compete dated as of May 9, 2005 between Alliance and Andrew P. Hayek.(15)
21.1	List of subsidiaries.(14)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(16)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(16)

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

(15)   Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-16609).

(16)   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE, IMAGING, INC.
August 9, 2005	By:	/s/ PAUL S. VIVIANO
Paul S. Viviano
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
August 9, 2005	By:	/s/ R. BRIAN HANSON
R. Brian Hanson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
August 9, 2005	By:	/s/ HOWARD K. AIHARA
Howard K. Aihara
Vice President and Corporate Controller (Principal Accounting Officer)