Form 10-Q
period 2005-09-30
ALLIANCE IMAGING INC /DE/
filed 2005-11-09
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2005:

Common Stock, $.01 par value, 49,564,706 shares

ALLIANCE IMAGING, INC.
FORM 10-Q

September 30, 2005

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	December 31,	September 30,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$20,721	$33,351
Accounts receivable, net of allowance for doubtful accounts	50,146	50,869
Deferred income taxes	12,782	20,081
Prepaid expenses and other current assets	3,082	4,331
Other receivables	3,323	7,274
Total current assets	90,054	115,906
Equipment, at cost	727,232	726,581
Less accumulated depreciation	(373,721)	(386,891)
Equipment, net	353,511	339,690
Goodwill	122,992	125,238
Other intangible assets, net	28,249	28,875
Deferred financing costs, net	9,264	7,961
Other assets	18,128	25,696
Total assets	$622,198	$643,366
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,518	$17,242
Accrued compensation and related expenses	15,661	12,528
Accrued interest payable	717	6,925
Income taxes payable	865	455
Other accrued liabilities	22,177	28,981
Current portion of long-term debt	9,390	8,104
Total current liabilities	69,328	74,235
Long-term debt, net of current portion	412,733	386,669
Senior subordinated notes	153,541	153,541
Minority interests and other liabilities	4,164	3,513
Deferred income taxes	49,960	68,742
Total liabilities	689,726	686,700
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock	490	496
Additional paid-in deficit	(15,798)	(11,962)
Accumulated comprehensive (loss) income	(278)	2,773
Accumulated deficit	(51,942)	(34,641)
Total stockholders’ deficit	(67,528)	(43,334)
Total liabilities and stockholders’ deficit	$622,198	$643,366

See accompanying notes.

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues	$109,760	$106,198	$324,887	$320,596
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	54,832	55,901	162,640	163,729
Selling, general and administrative expenses	11,549	11,747	35,469	37,110
Employment agreement costs	275	—	1,790	366
Severance and related costs	627	—	627	—
Depreciation expense	19,832	20,385	60,466	61,311
Amortization expense	885	937	2,640	2,719
Interest expense, net of interest income	11,192	9,117	32,620	27,686
Other (income) and expense, net	(473)	56	(600)	(331)
Total costs and expenses	98,719	98,143	295,652	292,590
Income before income taxes, minority interest expense, and earnings from unconsolidated investees	11,041	8,055	29,235	28,006
Income tax expense	4,701	3,494	7,227	11,795
Minority interest expense	524	550	1,956	1,506
Earnings from unconsolidated investees	(1,150)	(1,000)	(3,177)	(2,596)
Net income	$6,966	$5,011	$23,229	$17,301
Comprehensive income, net of taxes:
Net income	$6,966	$5,011	$23,229	$17,301
Unrealized (loss) gain on hedging transactions, net of taxes	(601)	1,450	(724)	3,051
Comprehensive income	$6,365	$6,461	$22,505	$20,352
Earnings per common share:
Basic	$0.14	$0.10	$0.48	$0.35
Diluted	$0.14	$0.10	$0.48	$0.34
Weighted average number of shares of common stock and common stock equivalents:
Basic	48,344	49,517	48,169	49,313
Diluted	48,943	50,368	48,562	50,311

See accompanying notes.

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2004	2005
Operating activities:
Net income	$23,229	$17,301
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	322	2,035
Non-cash stock-based compensation	259	189
Depreciation and amortization	63,106	64,030
Amortization of deferred financing costs	2,279	1,834
Distributions (less than) greater than equity in undistributed income of investees	(1,310)	70
Deferred income taxes	15,117	10,838
Gain on sale of assets	(600)	(331)
Changes in operating assets and liabilities:
Accounts receivable	(3,124)	(1,558)
Prepaid expenses and other current assets	(949)	(1,249)
Other receivables	(430)	(3,951)
Other assets	(2,067)	(1,825)
Accounts payable	5,704	(3,276)
Accrued compensation and related expenses	4,569	(3,133)
Accrued interest payable	6,651	6,208
Income taxes payable	(8,970)	(410)
Other accrued liabilities	3,329	6,189
Minority interests and other liabilities	(20)	66
Net cash provided by operating activities	107,095	93,027
Investing activities:
Equipment purchases	(68,950)	(46,497)
Decrease (increase) in deposits on equipment	4,386	(512)
Acquisitions, net of cash received	—	(7,650)
Investment in unconsolidated joint ventures	(145)	—
Proceeds from sale of assets	5,580	1,455
Net cash used in investing activities	(59,129)	(53,204)
Financing activities:
Principal payments on equipment debt	(4,762)	(4,485)
Proceeds from equipment debt	4,176	558
Principal payments on revolving loan facility	—	(15,000)
Proceeds from revolving loan facility	—	15,000
Principal payments on term loan facility	(26,250)	(25,000)
Payments of debt issuance costs	(170)	(531)
Proceeds from issuance of common stock	50	—
Proceeds from exercise of employee stock options	2,831	2,265
Net cash used in financing activities	(24,125)	(27,193)
Net increase in cash and cash equivalents	23,841	12,630
Cash and cash equivalents, beginning of period	20,931	20,721
Cash and cash equivalents, end of period	$44,772	$33,351
Supplemental disclosure of cash flow information:
Interest paid	$23,812	$20,074
Income taxes paid, net of refunds	777	1,489
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$262	$5,698
Capital lease obligations assumed for the purchase of equipment	—	1,577
Comprehensive (loss) income from hedging transactions, net of taxes	(724)	3,051

See accompanying notes.

ALLIANCE IMAGING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
(dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2004.

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

2. Stock-Based Compensation

The Company accounts for stock-based compensation awards using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. Other than the awards discussed in Note 8, all other stock-based awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in net income from operations for those awards.

Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” requires presentation of pro forma information regarding net income and earnings per share determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the third quarter of 2004: risk-free interest rates of 3.76%; no dividend yield; volatility factor of the expected market price of the Company’s common stock of 42.6%; and a weighted-average expected life of the options of 6.50 years. There were no stock options granted during the third quarter of 2005. The Company used the following weighted-average assumptions for the first nine months of 2004 and 2005, respectively: risk-free interest rates of 3.32% and 3.79%; no dividend yield; volatility factors of the expected market price of the Company’s common stock of 53.4% and 52.8%; and a weighted-average expected life of the options of 5.68 years and 5.52 years. The weighted-average fair value of options granted during the third quarter of 2004 was $2.01. The weighted-average fair value of options granted during the first nine months of 2004 and 2005 was $1.99 and $6.12, respectively.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net income:
As reported	$6,966	$5,011	$23,229	$17,301
Add: Stock-based compensation expense included in reported net income, net of related tax effects	37	37	154	113
Deduct: Stock-based compensation expense determined under fair value based method, net of related tax effects	(265)	(349)	(881)	(1,062)
Pro forma net income	$6,738	$4,699	$22,502	$16,352
Basic earnings per share:
As reported	$0.14	$0.10	$0.48	$0.35
Pro forma	0.14	0.09	0.47	0.33
Diluted earnings per share:
As reported	0.14	0.10	0.48	0.34
Pro forma	0.14	0.09	0.46	0.33

3. Recent Accounting Pronouncements

Exchanges of Nonmonetary Assets—In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), which is an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB 29”). This statement addresses the measurement of exchanges of nonmonetary assets, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets as defined in paragraph 21(b) of APB 29, and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Asset Retirement Obligations—In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS 143, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This statement is effective for the first fiscal year beginning after December 15, 2005. The Company believes the adoption of FIN 47 will not have a material impact on its consolidated financial position or results of operations.

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

Leasehold Improvements—In June 2005, the FASB issued EITF 05-06, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-06”). EITF 05-06 defines the useful life for leasehold improvements acquired in a business combination, or purchased significantly after, and not contemplated at the beginning of the lease term. EITF 05-06 is effective for leasehold improvements purchased or acquired in reporting periods after June 29, 2005. The adoption of EITF 05-06 did not have a material impact on the Company’s consolidated financial position or results of operations.

4. Transactions

Effective September 1, 2005, the Company acquired certain assets associated with nine multi-modality fixed-site diagnostic imaging centers. The multi-modality fixed-site diagnostic imaging centers include one MRI system, six CT systems, and 29 other modality systems. The purchase price consisted of $7,650 in cash and $500 in assumed liabilities. The acquisition was financed using the Company’s internally generated funds. As a result of this acquisition, the Company recorded goodwill and intangible assets of $2,246 and $2,400, respectively. The acquisition also includes $246 of contingent payment due to the shareholders of the centers if certain performance targets are met over a three year period. When the contingency is resolved and consideration is distributable, the Company will record the fair value of the consideration as additional purchase price to goodwill. Adjustments to goodwill may occur in future periods as a result of changes in the original valuation of assets and liabilities acquired. The Company’s third quarter ended September 30, 2005 includes one month of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on the Company’s consolidated financial position or results of operations.

5. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2004	$122,992
Additions to goodwill during the period	2,246
Balance at September 30, 2005	$125,238

Intangible assets consisted of the following:

	December 31, 2004			September 30, 2005
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, net	Amount	Amortization	Assets, net
Amortizing intangible assets:
Customer contracts	$40,426	$(15,528)	$24,898	$41,763	$(17,758)	$24,005
Other	3,272	(2,010)	1,262	4,437	(1,709)	2,728
Total amortizing intangible assets	$43,698	$(17,538)	$26,160	$46,200	$(19,467)	$26,733
Intangible assets not subject to amortization			$2,089			$2,142
Total other intangible assets			$28,249			$28,875

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

Amortization expense for intangible assets subject to amortization was $885and $937 for the quarters ended September 30, 2004 and 2005, respectively, and $2,640 and $2,719 for the nine months ended September 30, 2004 and 2005, respectively. The intangible assets not subject to amortization represent certificate of needs and regulatory authority rights which have indefinite useful lives.

Estimated annual amortization expense for existing intangibles for each of the fiscal years ending December 31 is presented below:

2005	$3,715
2006	3,933
2007	3,717
2008	3,503
2009	3,181

6. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31, 2004	September 30, 2005
Accrued systems rental and maintenance costs	$3,058	$5,511
Accrued site rental fees	1,796	1,239
Accrued property and sales taxes payable	8,061	9,129
Accrued self-insurance expense	4,789	5,727
Other accrued expenses	4,473	7,375
Total	$22,177	$28,981

7. Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2004	September 30, 2005
Term loan facility	$409,875	$384,875
Senior subordinated notes	153,541	153,541
Equipment debt	12,248	9,898
Long-term debt, including current portion	575,664	548,314
Less current portion	9,390	8,104
Long-term debt	$566,274	$540,210

8. Non-Cash Stock-Based Compensation

In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company’s common stock, of which 35,000 options were outstanding at September 30, 2005. The exercise prices of these options and the fair value of the Company’s common stock on the grant date were $5.60 and $9.52 per share, respectively. Compensation expense of $28 will be recognized on a straight-line basis over the remaining vesting period of the options. The Company recorded non-cash stock-based compensation of $6 for each of the quarters ended September 30, 2004 and 2005, respectively, and $42 and $18, for the first nine months of 2004 and 2005, respectively, with an offset to paid-in-capital deficit.

On June 20, 2001, the Company’s compensation committee authorized the Company to amend the option agreements under its 1999 Equity Plan to reduce the performance targets for 1,899,600 performance options out of the 2,284,222 performance options outstanding. On May 18, 2004, the Company’s compensation committee authorized the Company to make a second amendment to the option agreements under its 1999 Equity Plan to further reduce the performance targets for all of the 1,914,500 performance options outstanding. These options vest on the eighth anniversary of the grant date if the option holder is still an employee, but the vesting accelerates if the Company meets the operating performance targets specified in the option agreements. As a result of the amendments, if the Company achieves the reduced performance targets but does not achieve the previous performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, the Company would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the respective amendment exceeded the option’s exercise price. Under the first amendment, management estimates that the Company could incur an additional $100 to $300 in the aggregate of these non-cash stock-based compensation charges over the next 3 months. Under the second amendment, management estimates that the Company could incur an additional $100 to $200 in the aggregate of these non-cash stock-based compensation charges over the next 3 3/4 years. These charges, however, may not be evenly distributed over each of these respective periods or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees.

For each of the quarters ended September 30, 2004 and 2005, the Company recorded $57 in non-cash stock-based compensation as a result of these amendments. For the nine months ended September 30, 2004 and 2005, the Company recorded $217 and $171, respectively, in non-cash stock-based compensation as a result of these amendments. Non-cash stock-based compensation is included as a component of selling, general and administrative expenses.

9. Derivatives

In the second quarter of 2004, the Company entered into interest rate swap agreements, with notional amounts of $56,813, $46,813 and $48,438 to hedge the future cash interest payments associated with a portion of the Company’s variable rate bank debt. These agreements are three years in length and mature in 2007. As of September 30, 2005, the fair value of the Company’s interest rate swap agreements was an accumulated income of $2,440. Under these arrangements, the Company receives three-month London Interbank Offered Rate (“LIBOR”) and pays a fixed rate of 3.15%, 3.89% and 3.69%, respectively. The net effect of the hedges is to record interest expense at fixed rates of 5.40%, 6.14% and 5.94%, respectively, as the debt incurs interest based on three-month LIBOR plus 2.25%. For the quarter and nine months ended September 30, 2004, the Company recorded a net settlement amount of $564. For the quarter and nine months ended September 30, 2005, the Company recorded net settlement amounts of $102 and $848, respectively. The Company has designated these swaps as cash flow hedges of variable future cash flows associated with its long-term debt. For the quarter and nine month period ended September 30, 2004 the Company recognized a comprehensive loss, net of tax, of $601 and $724, respectively, based on the change in fair value of these instruments. For the quarter and nine month period ended September 30, 2005 the Company recognized a comprehensive income, net of tax, of $842 and $1,742, respectively, based on the change in fair value of these instruments. The Company will continue to record subsequent changes in the fair value of the swaps through comprehensive income during the period these instruments are designated as hedges.

In the first quarter of 2005, the Company entered into multiple interest rate collar agreements for its variable rate bank debt. The total underlying notional amount of the debt was $178,000. Under these arrangements the Company has purchased a cap on the interest rate of 4.00% and has sold a floor of 2.25%. The Company paid a net purchase price of $1,462 for these collars. These agreements are two and three years in length and mature at various dates between January 2007 and January 2008. As of September 30, 2005, the fair value of the Company’s interest rate collar agreements was an accumulated income of $2,181. For the quarter and nine month period ended September 30, 2005, the Company did not record any net settlement amount. The Company has designated these collars as cash flow hedges of variable future cash flows associated with its long-term debt. For the quarter and nine month period ended September 30, 2005, the Company recognized a comprehensive income, net of tax, of $608 and $1,309 based on the change in fair value of these instruments. The Company will record subsequent changes in the fair value of the collars through comprehensive income during the period these instruments are designated as hedges.

The Company accounts for derivative instruments and hedging activities in accordance with the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Actvities” (“SFAS 133”) and SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities” (“SFAS 138”), an amendment of SFAS 133. On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS 133 and SFAS 138. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company’s derivatives are recorded on the balance sheet at their fair value. For derivatives accounted for as cash flow hedges any unrealized gains or losses on fair value are included in comprehensive income (loss), net of tax.

10. Income Taxes

For the quarter and nine months ended September 30, 2005, the Company recorded a provision for income taxes of $3,494 and $11,795, or 41.1% and 40.5% of the Company’s pretax income, respectively. The Company’s effective tax rate was higher than statutory rates primarily as a result of state income taxes.

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

11. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Numerator:
Net income	$6,966	$5,011	$23,299	$17,301
Denominator:
Denominator for basic earnings per share —weighted-average shares	48,344	49,517	48,169	49,313
Effect of dilutive securities:
Employee stock options	599	851	393	998
Denominator for diluted earnings per share —adjusted weighted-average shares	48,943	50,368	48,562	50,311
Earnings per common share:
Basic	$0.14	$0.10	$0.48	$0.35
Diluted	$0.14	$0.10	$0.48	$0.34
Stock options excluded from the computation of diluted per share amounts:
Weighted- average shares for which the exercise price exceeds average market price of common stock	607	1,329	3,241	1,219
Average exercise price per share that exceeds average market price of common stock	$11.28	$11.57	$6.44	$11.74

12. Commitments and Contingencies

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At September 30, 2005 the Company has determined that no liability is necessary related to these guarantees and indemnities.

The Company guarantees a portion of a loan on behalf of an unconsolidated investee under an agreement executed prior to 2002. The maximum potential future payment under this financial guarantee is $227 at September 30, 2005. The Company has not recorded an obligation for this guarantee.

On May 5, 2005, Alliance Imaging, Inc. was served with a complaint filed in Alameda County Superior Court alleging wage claims on behalf of a putative class of an estimated 350 former and current California employees of Alliance Imaging. In Linda S. Jones, et al. v. Alliance Imaging, Inc., et al., the plaintiffs allege violations of California’s wage, meal period, and break time laws and regulations. Plaintiffs seek recovery of unspecified economic damages, statutory penalties, punitive damages, attorneys’ fees and costs of suit. Alliance Imaging responded to the complaint on August 26, 2005, and the parties are currently taking discovery to develop facts relevant to the named plaintiffs’ expected motion for certification of one or more classes. No date for the filing or hearing of such a motion has been set. We are currently evaluating the allegations of the complaint and are unable to predict the likely timing or outcome of this lawsuit.

The Company from time to time is also involved in other litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

13. Investments in Unconsolidated Investees

The Company has direct ownership in six investees at September 30, 2005. The Company owns between 30 percent and 50 percent of these investees, and provides management services under agreements with four of these investees, expiring at various dates through 2024. These investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

Set forth below is certain financial data of these investees (amounts in thousands):

	September30,
	2004	2005
Combined Balance Sheet Data:
Current assets	$9,037	$11,762
Noncurrent assets	23,093	29,514
Current liabilites	7,962	9,120
Noncurrent liabilites	11,209	13,252

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Combined Operating Results:
Revenues	$8,345	$9,156	$22,709	$25,153
Expenses	5,766	6,922	15,813	19,242
Net income	2,579	2,234	6,896	5,911
Equity in earnings of unconsolidated investees	1,150	1,000	3,177	2,596

14. Related-Party Transactions

The Company recorded management fees payable to Kohlberg Kravis Roberts & Co (“KKR”) of $163 and $488 for each of the quarters and for each of the nine months ended September 30, 2004 and 2005, and will continue to receive financial advisory services from KKR on an ongoing basis. At September 30, 2004 and 2005, the Company has accrued $163 related to these services.

Revenue from management agreements with unconsolidated equity investees was $3,042 and $3,338 for the quarters ended September 30, 2004 and 2005, respectively, and $8,409 and $10,638 for the nine months ended September 30, 2004 and 2005, respectively.

15. Subsequent Events

Effective October 1, 2005, the Company acquired 100% of the outstanding common stock of PET Scans of America Corp, a mobile provider of PET and PET/CT services primarily to hospitals in 13 states. The Company acquired nine PET and PET/CT systems in connection with the acquisition. The purchase price consisted of $36,596 in cash and $3,993 of assumed liabilities and transaction costs, which was substantially financed through a combination of the Company’s revolving line of credit, internally generated funds, and capital leases. The Company has not yet completed the evaluation and allocation of the purchase price for the acquisition as the valuation of certain intangible assets is not yet complete.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

We are a leading national provider of shared-service and fixed-site diagnostic imaging services, based upon annual revenue and number of diagnostic imaging systems deployed. Our principal sources of revenue are derived from magnetic resonance imaging (MRI) and positron emission tomography and positron emission tomography/computed tomography (PET and PET/CT) services on a shared-service and full-time basis, primarily in partnership with hospitals or health systems and other healthcare providers. We also provide services through a growing number of fixed sites. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades, and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which includes only the use of our imaging systems under a short-term contract. In the first nine months of 2005, MRI services and PET and PET/CT services generated 70% and 21% of our revenues, respectively. The remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (CT), and management contract revenue. We had 497 diagnostic imaging systems, including 350 MRI systems and 58 PET or PET/CT systems and served over 1,000 clients in 44 states at September 30, 2005.

Our fixed-sites diagnostic imaging services are classified into one of three categories. The first category is hospital-based fixed-sites, which includes systems installed in hospitals or other buildings on hospital campuses, including modular buildings. The second category is physician-based fixed-sites, which includes systems installed inside medical groups’ offices. The third category is free-standing fixed-sites, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space. At September 30, 2005 we had 72 fixed-sites. Of these fixed-sites, 38 were hospital-based fixed-sites, 12 were physician-based fixed-sites, and 22 were free-standing fixed-sites or full-time systems under a long-term contract. Of the 72 fixed-sites at September 30, 2005, there were 57 MRI fixed-sites and 3 PET or PET/CT fixed-sites.

Approximately 87% of our revenues for the first nine months ended September 30, 2005 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients’ receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The contracts initial terms average approximately three years in length for mobile services and approximately seven to ten years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

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

Approximately 13% of our revenues for the nine months ended September 30, 2005 were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenues. Our revenue from these sites is generated from direct billings to patients or their third-party payors, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

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

Prior to 2004, MRI industry-wide scan volumes were adversely affected by relatively flat hospital growth rates of outpatient procedures and inpatient admissions. In addition, the increase in patient co-payments, higher patient deductibles, and the uncertain U.S. employment climate contributed to lower MRI industry wide scan volumes. In 2004, MRI industry-wide scan volumes returned to a more normal growth rate primarily due to improved hospital growth rates of outpatient procedures and inpatient admissions. In the first nine months of 2005, the growth rate of MRI industry-wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, the increasing trend of third-party payors intensifying their utilization management efforts to control MRI scan volume growth rate and additional patient-related cost-sharing programs. We expect that this trend will continue through the fourth quarter of 2005. The quarter ended September 30, 2005 was also impacted by the disruption of operations caused by Hurricanes Katrina and Rita.

In recent years, we began to see an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers, or OEM’s, selling systems directly to certain of our clients. Typically, OEM’s target our higher scan volume clients. This increase in activity by OEM’s has resulted in overcapacity of systems in the marketplace, especially related to medical groups adding imaging capacity within their practice setting. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace these higher volume scan clients typically with lower volume clients. During 2005, our MRI revenues modestly declined compared to 2004 levels and we believe that MRI revenues will continue to modestly decline in future years.

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

Transactions

Effective September 1, 2005, we acquired certain assets associated with nine multi-modality fixed-site diagnostic imaging centers.The multi-modality fixed-site diagnostic imaging centers include one MRI system, six CT systems, and 29 other modality systems. The purchase price consisted of $7.7 million in cash and $0.5 million in assumed liabilities. As a result of this acquisition we recorded goodwill and intangible assets of $2.2 million and $2.4 million, respectively. The acquisition was financed using our internally generated funds. The acquisition also includes $0.2 million of contingent payment due to the shareholders of the centers if certain performance targets are met over a three year period. When the contingency is resolved and consideration is distributable, we will record the fair value of the consideration as additional purchase price to goodwill. Adjustments to goodwill may occur in future periods as a result of changes in the original valuation of assets and liabilities acquired. The acquisition is expected to generate approximately $6.0 million in annualized revenue. The third quarter ended September 30, 2005 includes one month of operations from this acquisition. We have not included pro forma information as this acquisition did not have a material impact on our consolidated financial position or results of operations.

Results of Operations

The following table shows our condensed consolidated statements of income as a percentage of revenues:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	50.0	52.6	50.0	51.1
Selling, general and administrative expenses	10.5	11.1	10.9	11.6
Employment agreement costs	0.2	—	0.5	0.1
Severance and related costs	0.6	—	0.2	—
Depreciation expense	18.1	19.2	18.6	19.1
Amortization expense	0.8	0.9	0.8	0.9
Interest expense, net of interest income	10.2	8.6	10.1	8.6
Other (income) and expense, net	(0.4)	—	(0.2)	(0.1)
Total costs and expenses	90.0	92.4	90.9	91.3
Income before income taxes, minority interest expense and earnings from unconsolidated investees	10.0	7.6	9.1	8.7
Income tax expense	4.3	3.3	2.3	3.7
Minority interest expense	0.5	0.5	0.6	0.5
Earnings from unconsolidated investees	(1.1)	(0.9)	(0.9)	(0.9)
Net income	6.3%	4.7%	7.1%	5.4%

The table below provides MRI statistical information:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
MRI statistics
Average number of total systems	336.3	328.3	340.6	332.3
Average number of scan-based systems	291.7	280.6	293.9	282.5
Scans per system per day (scan-based systems)	9.73	9.53	9.65	9.53
Total number scan-based MRI scans	204,318	188,731	613,766	575,251
Price per scan	$360.26	$350.80	$356.09	$353.77

The table below provides PET and PET/CT statistical information:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
PET and PET/CT statistics
Average number of systems	49.9	52.2	47.9	51.6
Scans per system per day	4.87	5.45	4.96	5.34
Total number of PET and PET/CT scans	14,363	17,342	42,101	50,150
Price per scan	$1,406	$1,320	$1,359	$1,339

Following are the components of revenue (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Total MRI revenue	$79.9	$72.7	$238.2	$223.6
PET and PET/CT revenue	20.2	23.0	57.4	67.5
Other modalites and other revenue	9.7	10.5	29.3	29.5
Total	$109.8	$106.2	$324.9	$320.6

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

Revenue decreased $3.6 million, or 3.2%, to $106.2 million in the third quarter of 2005 compared to $109.8 million in the third quarter of 2004 as a result of lower MRI revenue, partially offset by higher PET and PET/CT revenue and higher other modalities and other revenue. MRI revenue in the third quarter of 2005 decreased $7.2 million, or 9.0%, compared to the third quarter of 2004. Of the total $7.2 million decrease in MRI revenue, scan-based MRI revenue decreased $7.4 million, or 10.1%, to $66.2 million in the third quarter of 2005, from $73.6 million in the third quarter of 2004, primarily as a result of a 7.6% decrease in our scan-based MRI scan volume. Scan-based MRI scan volume decreased to 188,731 scans in the third quarter of 2005 from 204,318 scans in the third quarter of 2004, primarily due to a decrease in the average number of scan-based systems in service due to lower client demand. Scan-based systems in service decreased to 280.6 systems in the third quarter of 2005 from 291.7 systems in the third quarter of 2004 to adjust to modestly declining MRI scan volumes and to increase the efficiency of our MRI systems. Average scans per system per day also decreased by 2.1% to 9.53 in the third quarter of 2005 from 9.73 in the third quarter of 2004. Average price per MRI scan also decreased by 2.6% to $350.80 per scan in the third quarter of 2005 compared to $360.26 per scan in the third quarter of 2004. Non-scan based MRI revenue increased by $0.2 million or 3.0% to $6.5 million in the third quarter of 2005 from $6.3 million in the third quarter of 2004. PET and PET/CT revenue in the third quarter of 2005 increased $2.8 million, or 14.0%, compared to the third quarter of 2004. Total PET and PET/CT scan volumes increased 20.7% to 17,342 scans in the third quarter of 2005 from 14,363 scans in the third quarter of 2004, primarily as a result of an increase in the average number of PET and PET/CT systems in operation. The average number of PET and PET/CT systems in service increased to 52.2 systems in the third quarter of 2005 from 49.9 systems in the third quarter of 2004. Scans per system per day also increased 11.6%, to 5.45 scans per system per day in the third quarter of 2005, from 4.87 in the third quarter of 2004. These increases were offset by a decrease in the average price per PET and PET/CT scan of 6.1% to $1,320 per scan in the third quarter of 2005 compared to $1,406 per scan in the third quarter of 2004. Other modalities and other revenue increased $0.8 million, or 8.5%, to $10.5 million in the third quarter of 2005 compared to $9.7 million in the third quarter of 2004 primarily due to an increase in management contract revenue from our management agreements and reimbursement of expenses from unconsolidated investees partially offset by a decrease in CT revenue.

We had 350 MRI systems at September 30, 2005 compared to 362 MRI systems at September 30, 2004. We had 58 PET and PET/CT systems at September 30, 2005 compared to 53 PET and PET/CT systems at September 30, 2004. We operated 72 fixed-sites at September 30, 2005, which includes 9 fixed-sites acquired through our third quarter acquisition, compared to 51 fixed sites at September 30, 2004.

Cost of revenues, excluding depreciation and amortization, increased $1.1 million, or 2.0%, to $55.9 million in the third quarter of 2005 compared to $54.8 million in the third quarter of 2004. Fuel expense increased $0.4 million, or 30.3%, as a result of higher diesel fuel costs in 2005 versus 2004. Equipment rental expense increased $0.3 million, or 32.7% primarily due to a higher number of MRI rental systems in use. Management contract expenses increased $0.3 million, or 13.2%, primarily as a result of an increase in expenses incurred on behalf of unconsolidated investees. Outside medical services increased $0.3 million, or 17.0%, primarily due to an increase in the number of leased technologists utilized to accommodate for the increase in systems acquired in our third quarter acquisition. Compensation and related employee expenses decreased $0.3 million, or 1.2%, primarily due to lower average headcount in the third quarter of 2005 compared to the third quarter of 2004, which was primarily a result of a decrease in the average number of MRI systems in use. This decrease in payroll costs was partially offset by an increase in mileage reimbursement rates, technologists’ wage rates, and an increase in payroll costs necessary to support the increase in the average number of PET and PET/CT systems in operation. PET and PET/CT technologists generally have a higher hourly rate than MRI technologists. The decrease in compensation and related expenses was also partially offset by an increase in recruiting costs. All other cost of revenues, excluding depreciation and amortization, increased $0.1 million, or 0.4%. Cost of revenues, as a percentage of revenue, increased to 52.6% in the third quarter of 2005 from 50.0% in the third quarter of 2004 as a result of the factors described above.

Selling, general and administrative expenses increased $0.1 million, or 1.7%, to $11.7 million in the third quarter of 2005 compared to $11.6 million in the third quarter of 2004. The provision for doubtful accounts increased $0.7 million in the third quarter of 2005 to $0.6 million compared to ($0.1) million in the third quarter of 2004, primarily as a result of the collection of higher than normal amounts of aged accounts receivable in the third quarter of 2004. The provision for doubtful accounts was 0.5% of revenue in the third quarter of 2005 compared to (0.1%) of revenue in the third quarter of 2004. Professional services increased $0.3 million, or 229.9%, primarily due an increase in legal and investor relations costs. The increases were partially offset by a decrease in compensation and related employee expenses of $0.8 million, or 8.5%, primarily due to a decrease in fees paid to consultants to temporarily backfill positions in the information technology, business development and finance departments as well as a decrease in management incentive compensation. All other selling, general and administrative expenses decreased $0.1 million, or 2.7%, in the third quarter of 2005 compared to the third quarter of 2004. Selling, general and administrative expenses as a percentage of revenue were 11.1% and 10.5% in the third quarter of 2005 and 2004, respectively.

We recorded employment agreement costs of $0.3 million in the third quarter of 2004 related to payments under an amendment to an employment agreement with our former chairman of the board. We do not expect to incur any further costs relating to the employment agreement with our former chairman of the board. We did not incur any employment agreement costs in the third quarter of 2005.

We recorded severance and related costs of $0.6 million in the third quarter of 2004 primarily for severance costs associated with reductions-in-force due to our consolidation of operating in 10 geographic regions to 5 geographic regions and a further consolidation of our retail billing and scheduling functions. We did not incur any severance and related costs in the third quarter of 2005.

Depreciation expense increased $0.6 million, or 2.8%, to $20.4 million in the third quarter of 2005 compared to $19.8 million in the third quarter of 2004.

Amortization expense for both the third quarter of 2005 and 2004 totaled $0.9 million.

Interest expense, net, decreased $2.1 million, or 18.5%, to $9.1 million in the third quarter of 2005 compared to $11.2 million in the third quarter of 2004. This decrease was primarily a result of lower average interest rates on our senior subordinated notes which were refinanced in December 2004 and lower average debt balances in the third quarter of 2005 versus the third quarter of 2004.

Income tax expense was $3.5 million in the third quarter of 2005, resulting in an effective tax rate of 41.1%. Our effective tax rates were higher than statutory rates in the third quarter of 2005 primarily due to state income taxes. For the quarter ended September 30, 2004, we recorded income tax expense of $4.7 million, which was 40.3% of our pretax income. This effective tax rate was higher than federal statutory rates primarily due to state income taxes.

Minority interest expense increased $0.1 million, or 5.0%, to $0.6 million in the third quarter of 2005 compared to $0.5 million in the third quarter of 2004.

Earnings from unconsolidated investees decreased by $0.1 million, or 13.0%, to $1.0 million in the third quarter of 2005 compared to $1.1 million in the third quarter of 2004, primarily due to net losses in 2005 from newly formed unconsolidated investees.

Our net income was $5.0 million, or $0.10 per share on a diluted basis, in the third quarter of 2005 compared to $7.0 million, or $0.14 per share on a diluted basis, in the third quarter of 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenue decreased $4.3 million, or 1.3%, to $320.6 million in the first nine months of 2005 compared to $324.9 million in the first nine months of 2004 as a result of lower MRI revenue, partially offset by higher PET and PET/CT revenue and higher other modalities and other revenue. MRI revenue in the first nine months of 2005 decreased $14.6 million, or 6.1%, compared to the first nine months of 2004. Of the total $14.6 million decrease in MRI revenue, scan-based MRI revenue decreased $15.0 million, or 6.9%, to $203.5 million in the first nine months of 2005, from $218.5 million in the first nine months of 2004, primarily as a result of a 6.3% decrease in our scan-based MRI scan volume. Scan-based MRI scan volume decreased to 575,251 scans in the first nine months of 2005 from 613,766 scans in the first nine months of 2004, primarily due to a decrease in the average number of scan-based systems in service due to lower client demand. Scan-based systems in service decreased to 282.5 systems in the first nine months of 2005 from 293.9 systems in the first nine months of 2004 to adjust to modestly declining scan volumes and to increase the efficiency of our MRI systems. Average scans per system per day also decreased by 1.2% to 9.53 in the first nine months of 2005 from 9.65 in the first nine months of 2004. The average price per MRI scan decreased by 0.7% to $353.77 per scan in the first nine months of 2005 compared to $356.09 per scan in the first nine months of 2004. These decreases were partially offset by a $0.4 million increase in non-scan based MRI revenue. PET and PET/CT revenue in the first nine months of 2005 increased $10.1 million, or 17.7%, compared to the first nine months of 2004. Total PET and PET/CT scan volumes increased 19.1% to 50,150 scans in the first nine months of 2005 from 42,101 scans in the first nine months of 2004, primarily as a result of an increase in the average number of PET and PET/CT systems in operation. The average number of PET and PET/CT systems in service increased to 51.6 systems in the first nine months of 2005 from 47.9 systems in the first nine months of 2004. Scans per system per day also increased 7.7%, to 5.34 scans per system per day in the first nine months of 2005, from 4.96 in the first nine months of 2004. These increases were offset by a slight decrease in the average price per PET and PET/CT scan of 1.5% to $1,339 per scan in the first nine months of 2005 compared to $1,359 per scan in the first nine months of 2004. Other modalities and other revenue increased $0.2 million, or 1.3%, to $29.5 million in the first nine months of 2005 compared to $29.3 million in the first nine months of 2004 primarily due to an increase in management contract revenue for our management agreements and reimbursement of expenses from unconsolidated investees partially offset by a decrease in CT revenue.

We had 350 MRI systems at September 30, 2005 compared to 362 MRI systems at September 30, 2004. We had 58 PET and PET/CT systems at September 30, 2005 compared to 53 PET and PET/CT systems at September 30, 2004. We operated 72 fixed-sites at September 30, 2005, which includes 9 fixed-sites acquired through our third quarter acquisition, compared to 51 fixed sites at September 30, 2004.

Cost of revenues, excluding depreciation and amortization, increased $1.1 million, or 0.7%, to $163.7 million in the first nine months of 2005 from $162.6 million in the first nine months of 2004. Management contract expenses increased $1.5 million, or 21.2%, primarily as a result of an increase in expenses incurred on behalf of unconsolidated investees. Equipment rental expense increased $1.2 million, or 50.8%, primarily due to a higher number of MRI rental systems in use. Maintenance and related costs increased $0.5 million, or 1.5%, primarily due to an increase in the average service cost per system, offset by a decrease in cryogen expense as a result of a decrease in MRI systems in service and cryogen sourcing discounts. Compensation and related employee expenses decreased $1.5 million, or 1.8%, primarily due to lower average headcount in the first nine months of 2005 compared to the first nine months of 2004, which was primarily a result of a decrease in the average number of MRI systems in use. This decrease in payroll costs was partially offset by an increase in mileage reimbursement rates, technologists’ wage rates, and an increase in payroll costs necessary to support the increase in the average number of PET and PET/CT systems in operation. PET and PET/CT technologists generally have a higher hourly rate than MRI technologists. The decrease in compensation and related expenses was also partially offset by an increase in recruiting costs. Medical supplies decreased $0.8 million, or 6.0%, primarily due to a decrease in film expense related to lower MRI scan volume and an increase in demand for digital images, as well as film purchasing sourcing discounts. Medical supplies also decreased due to a reduction in per unit PET and PET/CT radiopharmaceutical costs, partially offset by the increase in volume of radiopharmaceutical purchased due to an increase in PET and PET/CT scans. All other cost of revenues, excluding depreciation and amortization, increased $0.2 million, or 0.9%. Cost of revenues, as a percentage of revenue, increased to 51.1% in the first nine months of 2005 from 50.1% in the first nine months of 2004 as a result of the factors described above.

Selling, general and administrative expenses increased $1.6 million, or 4.6%, to $37.1 million in the first nine months of 2005 compared to $35.5 million in the first nine months of 2004. The provision for doubtful accounts increased $1.7 million, or 532.6%, in the first nine months of 2005 compared to the first nine months of 2004, primarily as a result of the collection of higher than normal amounts of aged accounts receivable in the first nine months of 2004. The provision for doubtful accounts was 0.6% of revenue in the first nine months of 2005 compared to 0.1% of revenue in the first nine months of 2004. Professional services increased $0.6 million, or 67.4%, primarily due to professional service costs associated with our Form S-3 shelf registration statement as well as an increase in legal and investor relations costs. Compensation and related employee expenses decreased $0.4 million, or 1.4%, primarily due to a decrease in management incentive compensation. This decrease was partially offset by an increase in recruiting costs primarily to further develop the sales, business development, human resources and finance infrastructure and an increase in costs associated with national management meetings. All other selling, general and administrative expenses decreased $0.3 million, or 4.9%, in the first nine months of 2005 compared to the first nine months of 2004. Selling, general and administrative expenses as a percentage of revenue were 11.6% and 10.9% in the first nine months of 2005 and 2004, respectively.

We recorded employment agreement costs of $0.4 million in the first nine months of 2005 related to payments under an amendment to an employment agreement with our former chairman of the board. We recorded employment agreement expenses of $1.8 million in the first nine months of 2004 related to an employment agreement with our former chief financial officer and payments under an amendment to an employment agreement with our former chairman of the board. We do not expect to incur any further costs relating to the employment agreement with our former chairman of the board.

We recorded severance and related costs of $0.6 million in the first nine months of 2004 primarily for severance costs associated with reductions-in-force due to our consolidation of operating in 10 geographic regions to 5 geographic regions and a further consolidation of our retail billing and scheduling functions.

Depreciation expense increased $0.8 million, or 1.4%, to $61.3 million in the first nine months of 2005 compared to $60.5 million in the first nine months of 2004.

Amortization expense increased $0.1 million, or 3.0%, to $2.7 million in the first nine months of 2005 compared to $2.6 million in the first nine months of 2004.

Interest expense, net, decreased $4.9 million, or 15.1%, to $27.7 million in the first nine months of 2005 compared to $32.6 million in the first nine months of 2004. This decrease was primarily a result of lower average interest rates on our senior subordinated notes which were refinanced in December 2004 as well as lower average debt balances in the first nine months of 2005 versus the first nine months of 2004.

Income tax expense was $11.8 million in the first nine months of 2005, resulting in an effective tax rate of 40.5%. Our effective tax rates were higher than statutory rates for the first nine months of 2005 primarily as a result of state income taxes. In the first nine months of 2004, we recorded a provision for income taxes of $7.2 million, which was 23.7% of our pretax income. This effective tax rate was lower than statutory rates primarily due to the reversal of income tax reserves of $5.1 million primarily related to the favorable outcome of examinations of our 1998 and 1999 federal income tax returns and a favorable final

IRS determination letter related to the treatment of an income item in a federal income tax return of one of our subsidiaries.

Minority interest expense decreased $0.5 million, or 23.0%, to $1.5 million in the first nine months of 2005 compared to $2.0 million in the first nine months of 2004.

Earnings from unconsolidated investees decreased by $0.6 million, or 18.3%, to $2.6 million in the first nine months of 2005 compared to $3.2 million in the first nine months of 2004, primarily due to net losses in 2005 from newly formed unconsolidated investees.

Our net income was $17.3 million, or $0.34 per share on a diluted basis, in the first nine months of 2005 compared to $23.2 million, or $0.48 per share on a diluted basis, in the first nine months of 2004.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $93.0 million and $107.1 million of cash flow from operating activities in the first nine months of 2005 and 2004, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI and PET and PET/CT scans, the price we can charge our clients for providing our services and the costs to us of providing those services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. Provision for doubtful accounts increased by $1.7 million in the first nine months of 2005 compared to the first nine months of 2004. The number of days of revenue outstanding for our accounts receivable was 48 days and 43 days as of September 30, 2005 and 2004, respectively. In addition, as of September 30, 2005, we had $64.4 million available borrowings under our revolving line of credit.

Our primary use of capital resources is to fund capital expenditures. We used cash of $53.2 million and $59.1 million for investing activities in the first nine months of 2005 and 2004, respectively. Investing activities in the first nine months of 2005 includes $7.7 million used for the third quarter acquisition of certain assets associated with nine multi-modality fixed-site diagnostic imaging centers. We incur capital expenditures for the purposes of:

•       purchasing new systems;

•       replacing less advanced systems with new systems; and

•       providing upgrades of our MRI and PET and PET/CT systems and upgrading our corporate infrastructure for future growth.

Capital expenditures totaled $46.5 million and $69.0 million in the first nine months of 2005 and 2004, respectively. During the first nine months of 2005, excluding systems acquired through our third quarter acquisition, we purchased 13 MRI systems, 10 PET or PET/CT systems, 3 CT systems and three other systems. We traded-in or sold 46 total systems for the nine months ended September 30, 2005. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2005 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. Based upon the client demand described above, which dictates the type of equipment purchased, we expect capital expenditures to total approximately $70 to $75 million in 2005.

We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving loan facility, will be sufficient over the next one to two years to fund anticipated capital expenditures and make required payments of principal and interest on our debt.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), which is an amendment of Accounting Principals Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB 29”). This statement addresses the measurement of exchanges of nonmonetary assets, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets as defined in paragraph 21(b) of APB 29, and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on our consolidated financial position or results of operations.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS 143, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This statement is effective for the first fiscal year beginning after December 15, 2005. We believe the adoption of FIN 47 will not have a material impact on our consolidated financial position or results of operations.

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

In June 2005, the FASB issued EITF 05-06, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-06”). EITF 05-06 defines the useful life for leasehold improvements acquired in a business combination, or purchased significantly after, and not comtemplated at the beginning of the lease term. EITF 05-06 is effective for leasehold improvements purchased or acquired in reporting periods after June 29, 2005. The adoption of EITF 05-06 did not have a material impact on our consolidated financial position or results of operations.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly in the section entitled “Liquidity and Capital Resources”, and elsewhere in this quarterly report on Form 10-Q, are “forward-looking statements,” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as results of operations and financial condition, capital expenditures, the consummation of acquisitions and financing transactions and the effect of such transactions on our business and our plans and objectives for future operations and expansion are examples of forward-looking statements. In some cases you can identify these statements by forward-looking words like “may”, “will”, “should”, “expect”, “anticipate”, “believe”, “estimate” “predict”, “continue” or similar words. These forward-looking statements are subject to risks and uncertainties which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. These risks and uncertainties include factors affecting our leverage, including fluctuations in interest rates, the risk that the counter-parties to our interest rate swap agreements fail to satisfy their obligations under these agreements, our ability to incur financing, the effect of operating and financial restrictions in our debt instruments, the accuracy of our estimates regarding our capital requirements, the effect of intense levels of competition in our industry, changes in the healthcare regulatory environment, our ability to keep pace with technological developments within our industry, the growth rate of MRI industry-wide scan volumes, the disruptive effect of hurricanes and other natural disasters, and other risks and uncertainties, including those enumerated and described under “Risk Factors” in our Form 10-K/A, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 2004. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by us.

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

The swap agreements have notional amounts of $56.8 million, $46.8 million and $48.4 million at September 30, 2005. Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%, 3.89%, and 3.69%, respectively. The net effect of the hedges is to record interest expense at fixed rates of 5.40%, 6.14% and 5.94% respectively, as the debt incurs interest based on three-month LIBOR plus 2.25%. For the quarter and nine months ended September 30, 2005 we recorded a net settlement amount on the swap agreements of $0.1 million and $0.8 million, respectively. For the quarter ended September 30, 2004 we recorded a net settlement amount on the swap agreements of $0.6 million. We did not record any net settlement amount on these swap agreements prior to the quarter ended September 30, 2004. The swap agreements mature during 2007.

We have also entered into multiple interest rate collar agreements which have a total notional amount of $178.0 million. Under the terms of these agreements, we have purchased a cap on the interest rate of 4.00% and have sold a floor of 2.25%. For the quarter and nine months ended September 30, 2005, we did not record any net settlement on these collar agreements. The collar agreements mature at various dates between January 2007 and January 2008.

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

ITEM 4.                CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are more limited than those we maintain with respect to our consolidated subsidiaries. These unconsolidated entities are not considered material to our consolidated financial position or results of operations.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and interim

Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in the Company’s internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

On May 5, 2005, Alliance Imaging, Inc. was served with a complaint filed in Alameda County Superior Court alleging wage claims on behalf of a putative class of an estimated 350 former and current California employees of Alliance Imaging. In Linda S. Jones, et al. v. Alliance Imaging, Inc., et al., the plaintiffs allege violations of California’s wage, meal period, and break time laws and regulations. Plaintiffs seek recovery of unspecified economic damages, statutory penalties, punitive damages, attorneys’ fees and costs of suit. Alliance Imaging responded to the complaint on August 26, 2005, and the parties are currently taking discovery to develop facts relevant to the named plaintiffs’ expected motion for certification of one or more classes. No date for the filing or hearing of such a motion has been set. We are currently evaluating the allegations of the complaint and are unable to predict the likely timing or outcome of this lawsuit.

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

ALLIANCE IMAGING, INC.
November 9, 2005	By:	/s/ PAUL S. VIVIANO
Paul S. Viviano
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
November 9, 2005	By:	/s/ HOWARD K. AIHARA
Howard K. Aihara
Interim Chief Financial Officer and Vice President and Corporate Controller (Principal Financial and Accounting Officer)