Form 10-K
period 2005-12-31
ALLIANCE IMAGING INC /DE/
filed 2006-03-16
CIK 817135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number 1-16609

ALLIANCE IMAGING, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0239910
(State of other jurisdiction of	(IRS Employer Identification Number)
Incorporation or organization)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 2006, based upon the closing price of the Common Stock as reported by the New York Stock Exchange on such date, was $ 83,644,246.

The number of shares outstanding of Common Stock, par value $0.01, as of March 6, 2006 was 49,607,581 shares.

Documents Incorporated by Reference

The Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 24, 2006 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

Item 1.                        Business.

General

We are a leading national provider of shared-service and fixed-site diagnostic imaging services, based upon annual revenue and number of diagnostic imaging systems deployed. Our principal sources of revenue are derived from magnetic resonance imaging (MRI) and positron emission tomography and positron emission tomography/computed tomography (PET and PET/CT). Unless the context otherwise requires, the words “we” “us” and “our” as used in this Form 10-K refers to Alliance Imaging, Inc. and our direct and indirect subsidiaries. We provide imaging services primarily to hospitals and other healthcare providers on a shared and full-time service basis. We also provide services through a growing number of fixed-sites primarily in partnerships with hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which includes only the use of our imaging systems under a short-term contract. For the fiscal year ended December 31, 2005, MRI services and PET and PET/CT services generated 68% and 23% of our revenue, respectively. The remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (CT), and management contract revenue. We had 507 diagnostic imaging systems, including 351 MRI systems and 68 PET or PET/CT systems, and served over 1,000 clients in 44 states at December 31, 2005. Of these 507 diagnostic imaging systems,  73 were located in fixed-sites, which constitutes systems installed in hospitals or other buildings on hospital campuses, including modular buildings, systems installed inside medical groups’ offices, or medical buildings, and free-standing fixed-sites, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space. Of these 73 fixed sites, 58 were MRI fixed-sites, 3 were PET or PET/CT fixed-sites and 12 were other modality fixed-sites.

Approximately 87% of our revenues for the year ended December 31, 2005 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients’ receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts’ average approximately three years in length for mobile services and approximately seven to ten years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services being provided. Pricing is also affected by competitive pressures.

Our clients, primarily small-to-mid-sized hospitals, contract with us to provide diagnostic imaging systems and services in order to:

•       avoid capital investment and financial risk associated with the purchase of their own systems;

•       provide access to MRI, PET and PET/CT and other services for their patients when the demand for these services does not justify the purchase of a system;

•       benefit from upgraded imaging systems without direct capital expenditures;

•       eliminate the need to recruit, train and manage qualified technologists;

•       make use of our ancillary services; and

•       gain access to services under our regulatory and licensing approvals when they do not have these approvals.

Significant 2005 Corporate Events

On October 28, 2005 we announced the resignation of R. Brian Hanson, executive vice president and chief financial officer, effective November 1, 2005.

On December 1, 2005 we announced the promotion of Howard K. Aihara to executive vice president and chief financial officer. Mr. Aihara joined us in September 2000 as vice president, corporate controller, and from November 1, 2005, served as the interim chief financial officer. Mr. Aihara was vice president, finance, for UniMed Management Company from 1997 through September 2000, and executive director and corporate controller for AHI Healthcare Systems Inc. from 1995 through 1997.

During December 2005, we entered into a fourth amendment to our Credit Agreement which revised our maximum consolidated leverage ratio covenant to a level not to exceed 4.00 to 1.00 as of the last day of any fiscal quarter until the expiration of the agreement. Prior to this amendment, the maximum consolidated leverage ratio covenant was 3.75 to 1.00 as of the last day of any fiscal quarter beginning March 31, 2006 to the expiration of the agreement. The fourth amendment contains a maximum consolidated senior leverage ratio covenant defined at a level not to exceed 3.00 to 1.00 as of the last day of any fiscal quarter. The amendment also increased the Tranche C1 term loan facility of the Credit Agreement London InterBank Offered Rate margin from an annual rate of 2.25% to 2.50%. We paid an amendment fee of $0.6 million to complete this transaction.

Effective October 1, 2005, we acquired 100% of the outstanding stock of PET Scans of America Corp. (“PSA”), a mobile provider of PET and PET/CT services primarily to hospitals in 13 states. The purchase price consisted of $36.6 million in cash and $3.7 million in assumed liabilities and transaction costs. The acquisition was financed using our revolving line of credit, internally generated funds, and capital leases. As a result of this acquisition we acquired intangible assets of $11.4 million, of which $9.1 million was assigned to PSA customer contracts, which will be amortized over 10 years, and $2.1 million was assigned to certificates of need held by PSA, which have indefinite useful lives and are not subject to amortization. These assets were recorded at fair value at the acquisition date. We recorded total goodwill of $22.5 million, which includes $3.0 million of goodwill related to income tax timing differences as a result of the acquisition. None of the goodwill recorded is deductible for tax purposes. Adjustments to goodwill may occur in future periods as a result of changes in the original valuation of assets and liabilities acquired. This acquisition is expected to generate approximately $20.0 million in annualized revenue for us. The year ended December 31, 2005 includes three months of operations from this acquisition. We have not included pro forma information as this acquisition did not have a material impact on our consolidated financial position or results of operations.

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

Other Diagnostic Imaging Services

•       Computed Tomography or CT.   In CT imaging, a computer analyzes the information received from an x-ray beam to produce multiple cross-sectional images of a particular organ or area of the body. CT imaging is used to detect tumors and other conditions affecting bones and internal organs.

•       Other Services.   Other diagnostic imaging technologies include x-ray, single photon emission computed tomography, and ultrasound.

Imaging Settings

MRI, PET and other diagnostic imaging services are typically provided in one of the following settings:

•       Hospitals and Clinics.   Imaging systems are located in and owned and operated by a hospital or clinic. These systems are primarily used by patients of the hospital or clinic, and the hospital or clinic bills third-party payors, such as health insurers, including Medicare or Medicaid.

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

•       Outsourced.   Imaging systems, largely located in mobile trailers, but also provided in fixed facilities, provide services to a hospital or clinic on a shared-service or full-time basis. Generally, the hospital or clinic contracts with the imaging service provider to perform scans of its patients, and the imaging service provider is paid directly by that hospital or clinic instead of by a third-party payor.

Our Competitive Strengths

A Leading National Provider of Shared-Service and Fixed-Site MRI and PET and PET/CT Services

We believe we are a leading national provider of shared-service and fixed-site MRI and PET and PET/CT services, based on annual revenue and number of diagnostic imaging systems deployed, with 351 MRI systems and 68 PET and PET/CT systems (excluding four systems owned by unconsolidated joint ventures) in operation in 44 states at December 31, 2005. We believe our size allows us to achieve operating, purchasing and administrative efficiencies, including:

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

Exclusive, Long-Term Contracts with a Diverse Client Base

We primarily generate our revenues from exclusive, long-term contracts with hospitals and other healthcare providers. These contracts average approximately three years in length for mobile services and approximately seven to ten years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own systems. During 2005, no single client accounted for more than 3% of our revenue.

Reduced Reimbursement Risk

Generally, hospitals, clinics and independent imaging centers bill patients or third-party payors, such as health insurers, for their imaging services. In contrast, for the year ended December 31, 2005 approximately 87% of our revenues were generated by providing services to hospitals and clinics that are obligated to pay us regardless of their receipt of reimbursement from third-party payors. Accordingly, our exposure to uncollectible patient receivables is minimized, as evidenced by our bad debt expense of only 0.6% of revenues for the year ended December 31, 2005. In addition, we believe that the number of days outstanding for our accounts receivable, which was 43 days as of December 31, 2005, is among the more favorable in the healthcare services industry.

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

Advanced MRI and PET and PET/CT Systems

Our technologically advanced systems can perform high quality scans more rapidly and can be used for a wider variety of imaging applications than less advanced systems. Approximately 95% of our MRI systems, specifically 1.0 and 1.5 tesla, are equipped with high-strength magnets that allow high-speed imaging. Moreover, technological change in this field is gradual and most of our systems can be upgraded with software and hardware enhancements, which should allow us to continue to provide advanced technology without purchasing entire new systems.

We have continued to make a significant investment in PET and PET/CT systems. In October 2005, we added nine PET and PET/CT systems to our fleet through the acquisition of PET Scans of America Corporation. We acquired our first PET system in 1999 and own 68 PET or PET/CT systems as of December 31, 2005.

Our Services

As of December 31, 2005, we provided our outsourcing services on the following bases:

•       Shared Service.   We offered 59% of our diagnostic imaging systems on a part-time basis. These systems are located in mobile trailers which are transported to our clients’ locations. We schedule deployment of these mobile systems so that multiple clients can share use of the same system. The typical shared-service contract averages approximately three years in length.

•       Full-Time Service.   We offered 30% of our diagnostic imaging systems on a full-time, long-term basis. These systems are located in either mobile units or buildings located at or near a hospital or clinic. Full-time service systems are provided for the exclusive use of a particular hospital or clinic. We typically offer full-time services under contracts that range from five to ten years in length. Our relationships with our higher-volume shared-service clients have, from time to time, evolved into full-time arrangements.

•       Interim and Rental Services.   We offered 11% of our diagnostic imaging systems to clients on an unstaffed basis. These systems are located in mobile trailers which are transported to our clients’ locations. These clients may be unable to maintain the extra capacity to accommodate periods of peak demand for imaging services or may require temporary assistance until they can develop permanent imaging service centers at or near their facilities. Generally, we do not provide technologists to operate our systems in these arrangements.

Contracts and Payment

Our typical MRI and PET and PET/CT contract is exclusive, averages approximately three years in length for mobile services and seven to ten years in length for fixed-site arrangements, and often includes an automatic renewal provision. Most of our contracts require a fee for each scan we perform. With other contracts, clients are billed on a fixed-fee basis for a period of time, regardless of the number of scans performed. These fee levels are affected primarily by the type of imaging system provided, scan volume and the number of ancillary services provided. These payments are due to us independent of our clients’ receipt of reimbursement from third party payors. Approximately 87% of our revenues for the year ended December 31, 2005 were generated by providing these services to hospitals and other healthcare providers. To a lesser extent, our revenues are generated from direct billings to patients or their medical payors. Approximately 13% of our revenues for the year ended December 31, 2005 were generated by providing services directly to patients or their medical payors. We typically reserve the right to reduce a client’s number of service days or terminate an unprofitable contract.

Imaging Systems

As of December 31, 2005, we operated 507 diagnostic imaging systems, comprised of 351 MRI systems, 68 PET and PET/CT systems (excluding four systems owned by unconsolidated joint ventures), 36 CT systems and 52 other systems, substantially all of which we own. Of these 507 diagnostic imaging systems, 73 were located in fixed-sites, which constitutes systems installed in hospitals or other buildings on hospital campuses, including modular buildings, systems installed inside medical groups’ offices, or medical buildings, and free-standing fixed-sites, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space. Of the 73 fixed sites at December 31, 2005, there were 58 MRI fixed-sites, 3 PET or PET/CT sites and 12 other modality fixed-sites. We have made significant investments in our systems in an effort to ensure that we maintain the newest, most advanced imaging systems that meet our clients’ needs. Moreover, because we can upgrade most of our current MRI and PET and PET/CT systems, we believe we have reduced the potential for technological obsolescence.

We purchase our imaging systems from major medical equipment manufacturers, primarily General Electric Medical Systems, Siemens Medical Systems and Philips Medical Systems. Generally, we contract with clients for new or expanded services prior to ordering new imaging systems in order to reduce our system utilization risk. As one of the largest commercial purchasers of MRI and PET/CT systems in the world, we believe we receive relatively attractive pricing for equipment and service contracts from these equipment manufacturers.

Regional Structure

In 2005 we divided our operations into five geographic regions. We have a local presence in each region, none of which account for more than 27% of our revenues. We believe we will continue to benefit from our regional managers’ direct contact with and knowledge of the markets we serve, which allows us to address the specific needs of each local operating environment. Each region continues to market, manage, and staff the operation of its imaging systems and is run as a separate profit center responsible for its own revenues, expenses and overhead. To complement this regional arrangement, we continue to have standardized contracts, operating policies, and other procedures, which are implemented nationwide in an effort to ensure quality, consistency and efficiency across all regions. For the purposes of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information”, we have aggregated the results of our five geographic regions into one reportable segment. Effective January 2006, we consolidated our five geographic regions to four geographic regions.

System Management and Maintenance

We actively manage deployment of our imaging systems to increase their utilization through the coordinated transportation of our mobile systems using 229 power units. We examine client requirements, route patterns, travel times, fuel costs and system availability in our deployment process. Our mobile shared-service MRI systems are currently scheduled for as little as one-half day and up to seven days per week at any particular client, with an average usage of 2.1 days per week per client. Drivers typically move the systems at night and activate them upon arrival at each client location so that the systems are operational when our technologists arrive.

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

Sales and Marketing

As of December 31, 2005, our national sales force consisted of 44 members who identify and contact potential clients. We also had 42 marketing representatives, as of such date, who are focused on increasing the number of scans performed with our systems by educating physicians about our new imaging applications and service capabilities. The sales force is organized regionally under the oversight of regional vice presidents and senior management. Furthermore, certain of our executive officers and regional vice presidents also spend a portion of their time participating in contract negotiations.

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

We are, and expect to continue to be, subject to competition in our targeted markets from businesses offering diagnostic imaging services, including existing and developing technologies. There are many companies engaged in the shared-service and fixed-site imaging market, including one national competitor and many smaller regional competitors. While we believe that we had a greater number of diagnostic imaging systems in operation at the end of 2005 than our principal competitors and also had greater revenue from diagnostic imaging services during our 2005 fiscal year than they did, some of our competitors may now or in the future have access to greater resources than we do. We compete with other mobile providers, independent imaging centers, physicians, hospitals, and other healthcare providers that have their own diagnostic imaging systems, and original equipment manufacturers that sell or lease imaging systems to healthcare providers for mobile or full-time use. We may also experience greater competition in states that currently have certificates of need laws should these laws be repealed, thereby reducing barriers to entry in that state.

Employees

As of December 31, 2005, we had 2,092 employees, of whom 1,552 were trained diagnostic imaging technologists, patient coordinators, drivers or other technical support staff. The drivers in a portion of one of our regions, approximately 34 employees, are represented by the Teamsters union as their collective bargaining agent. We believe we have good relationships with our employees.

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

Although our arrangements may not fall within a safe harbor, we believe that our business arrangements do not violate the Anti-Kickback Law because we are careful to structure our arrangements to reflect fair market value and ensure that the reasons underlying our decision to enter into a business arrangement comport with reasonable interpretations of the Anti-Kickback Law. However, even though we continuously strive to comply with the requirements of the Anti-Kickback Law, liability under the Anti-Kickback Law may still arise because of the intentions or actions of the parties with whom we do business. In addition, we may have Anti-Kickback Law liability based on arrangements established by the entities we have acquired if any of those arrangements involved an intention or actions to exchange remuneration for referrals covered by the Anti-Kickback Law. While we are not aware of any such intentions or actions, we have only limited knowledge regarding the intentions or actions underlying those arrangements. Conduct and business arrangements that do not fully satisfy one of these safe harbor provisions may result in increased scrutiny by government enforcement authorities such as the OIG.

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

In addition, the Ethics in Patient Referral Act of 1989, commonly referred to as the federal physician self-referral prohibition or Stark Law, prohibits physician referrals of Medicare and Medicaid patients for certain designated health services (including MRI and other diagnostic imaging services) to an entity if the physician or an immediate family member has any financial arrangement with the entity and no statutory or regulatory exception applies. The Stark Law also prohibits the entity from billing for any such prohibited referral. Initially, the Stark Law applied only to clinical laboratory services and regulations applicable to clinical laboratory services were issued in 1995. Earlier that same year, the Stark Law’s self-referral prohibition expanded to additional goods and services, including MRI and other imaging services. In 1998, CMS (formerly known as the Health Care Financing Administration), published proposed rules for the remaining designated health services, including MRI and other imaging services, and in January of 2001, CMS published the first phase of the final rule covering the designated health services. Phase one of the final rule became effective on January 4, 2002, except for a provision relating to certain physician payment arrangements, which became effective July 26, 2004. CMS released phase two of the Stark Law final rule as a final rule comment period on March 23, 2004, with an effective date of July 26, 2004.

A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare or Medicaid Program in violation of the Stark Law is subject to civil monetary penalties per bill submission, an assessment of up to three times the amount claimed, and possible exclusion from participation in federal healthcare programs. Bills submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited bill is obligated to refund such amounts.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created new federal statutes to prevent healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs such as the Medicare and Medicaid Programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment or exclusion from government sponsored programs.

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

When an entity is determined to have violated the federal False Claims Act, it may be liable for damages and civil penalties. Liability arises, primarily, when an entity knowingly submits a false claim for reimbursement to the federal government. Simple negligence should not give rise to liability, but submitting a claim with reckless disregard of its truth or falsity could result in substantial civil liability.

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

Health Insurance Portability and Accountability Act of 1996

In addition to creating the new federal statutes discussed above, HIPAA also establishes uniform standards governing the conduct of certain electronic health care transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by health care providers, health plans and health care clearinghouses. Three standards have been promulgated under HIPAA with which we currently are required to comply. We must comply with the Standards for Privacy of

Individually Identifiable Health Information, which restrict our use and disclosure of certain individually identifiable health information. We have been required to comply with the Privacy Standards since April 14, 2003. We must also comply with the Standards for Electronic Transactions, which establish standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures. We have been required to comply with these standards since October 16, 2003. We must also comply with the Security Standards, which require us to implement security measures to protect the security and integrity of certain electronic health information. We have been required to comply with these standards since April 21, 2005. We believe that we are in compliance with these standards. One other standard relevant to our use of medical information has been promulgated under HIPAA. CMS has published a final rule, which will require us to adopt Unique Health Identifiers for use in filing and processing health care claims and other transactions by May 23, 2007. While the government intended this legislation to reduce administrative expenses and burdens for the health care industry, our compliance with this law may entail significant and costly changes for us. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

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

Reimbursement

We derive most of our revenues directly from healthcare providers, such as hospitals, with whom we contract to provide services to their patients. Approximately 87% of our revenues for the year ended December 31, 2005 were generated by providing services to hospitals and other healthcare providers. Some of our revenues come from third-party payors, including government programs such as the Medicare Program, to whom we directly bill. We derive a small percentage of our revenues from direct billings to patients and their third-party payors. Services for which we submit direct billings for Medicare and Medicaid patients typically are reimbursed by contractors on a fee schedule basis and by patients who are responsible for deductibles and coinsurance. Revenues from all our direct patient billings amounted to approximately 13% of our revenue in 2005.

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

As to hospital outpatient services, Medicare payment is based on an outpatient prospective payment system, or OPPS, under which services and items furnished in most hospital outpatient departments are reimbursed using a pre-determined amount for each ambulatory payment classification, or APC. Each APC represents procedures or items comparable both clinically and in terms of resources utilized. Certain new procedures are classified as new technology APCs, which, unlike clinical APCs, are classifications based solely on hospital costs. After a two to three year period, the procedure classified under the new technology APC is assigned to a clinical APC. Under OPPS, hospitals are paid based on procedures performed and items furnished during a patient visit. In addition to clinical and new technology APCs, certain of these items and services are paid on a fee schedule, and for certain drugs biologics, and devices, hospitals are reimbursed pass-through amounts.

The 2005 update to OPPS , which was announced in November 2004, reclassified several nonmyocardial PET procedures into a new technology APC cost band that differed from the new technology APC cost band assigned in 2004. As a result of the reclassification, the federal Medicare payment rate for PET scans provided in hospital outpatient departments declined from $1,450 to $1,150 in 2005. CMS delayed assigning these procedures to clinical APCs, which would be paid according to the median costs of the procedures assigned to the APC based on claims data, in response to concerns that doing so would reduce payments significantly and hinder beneficiary access to the technology. CMS again delayed the assignment to clinical APCs in 2006, retaining instead the 2005 payment rate for the nonmyocardial PET procedures. As to myocardial PET procedures, beginning in 2006, CMS reclassified the single- and multiple- study myocardial PET procedures from a single clinical APC to two distinct clinical APCs, to reflect the significant cost differences between the procedures. The federal Medicare payment rates for myocardial PET scans provided in hospital outpatient departments are $800.55 for a single-study and $2,484.88 for a multiple-study in 2006, an increase from the $735.77 rate for the procedures in 2005.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, also changed the way Medicare payments are made in many significant ways. For those hospitals with which we contract, changes include revisions to the methodology used to calculate payments for certain drugs, including radiopharmaceutical agents, that were paid as pass-throughs, or additional payment amounts under OPPS, on or before December 31, 2002. This change may have resulted in reduced payments to hospitals for diagnostic scans utilizing radiopharmaceuticals, however, this change did not have a material affect on pricing of our PET contracts with hospitals or our financial performance.

Services for which we bill Medicare directly are paid under the Medicare Physician Fee Schedule. Under MMA, the physician fee schedule payment rates were increased for 2005. The conversion factor, a dollar amount used to calculate payments for various procedures by an established formula, was increased by 1.5% for 2005. For 2006, under the prescribed statutory formula, payments under the Physician Fee Schedule were to be reduced by approximately 4.4% on average. The Deficit Reduction Act of 2005 (“DRA”), which was signed into law by President George W. Bush on February 8, 2006, eliminated this reduction for 2006 by setting the annual payment rate update at zero percent.

The DRA also imposes caps on Medicare payment rates for certain imaging services, including MRI and PET, furnished in physician’s offices and other non-hospital based settings. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change is to apply to services furnished on or after January 1, 2007. The limitation is applicable to the technical component of the services only (which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule). If the technical component of the service established under the Physician Fee Schedule (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), then the payment is to be reduced. In other words, in those instances where the technical component for the particular service is greater, the DRA directs that the hospital outpatient payment rate be substituted for the otherwise applicable Physician Fee Schedule payment rates. For full year 2005, approximately 4% of our revenue was billed directly to Medicare contractors. Basing our calculation on our 2005 revenues, if the provisions were in effect for 2005, we estimate that the reduction in Medicare revenue due to the DRA payment rate decreases would have totaled approximately $6.0 million. Because a high percentage of our expenses are fixed, we expect a significant portion of this decrease in revenue to directly effect earnings.

In addition, the DRA also codifies a reduction in Medicare payments for multiple images performed on contiguous body parts which was previously established by CMS in the 2006 Physician Fee Schedule Final Rule. Under that final rule, CMS is to pay 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session. Prior to this change, Medicare paid 100% of the technical component of each procedure. CMS is phasing in this reimbursement reduction over a two-year period, so that payment rates for the technical components of second and subsequent imaging procedures are to be paid 75% of the otherwise applicable rate in 2006 and 50% of the otherwise applicable rate beginning in 2007. We believe that the implementation of this reimbursement reduction will not have a material impact on our consolidated financial position or results of operations beginning in 2006.

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

Environmental, Health and Safety Laws

We are subject to federal, state and local regulations governing the storage, use, transport and disposal of materials and waste products, including biohazardous and radioactive wastes. Our PET service and some of our other imaging services require the use of radioactive materials. While this material has a short half-life, meaning it quickly breaks down into inert, or non-radioactive substances, using such materials presents the risk of accidental environmental contamination and physical injury. Although we believe that our safety procedures for storing, handling, transporting and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. We maintain professional liability insurance that covers such matters with coverage that we believe is consistent with industry practice and appropriate in light of the risks attendant to our business. However, in the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention in order to comply with current or future environmental laws and regulations. We have not had material expenses related to environmental, health and safety laws or regulations to date.

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

Executive Officers of the Registrant

Set forth below is information regarding our executive officers, including their principal occupations for the past five years and their ages as of March 6, 2006. There are no family relationships between any of our executive officers and any other executive officer or board member. Our executive officers are elected annually by our board of directors and serve at the discretion of our board of directors.

Name	Age	Present Position
Paul S. Viviano	52	Chairman and Chief Executive Officer
Andrew P. Hayek	31	President and Chief Operating Officer
Howard K. Aihara	42	Executive Vice President and Chief Financial Officer
Christopher J. Joyce.	42	Senior Vice President, General Counsel and Secretary
Nicholas A. Poan	28	Vice President and Corporate Controller

Paul S. Viviano has been a director since 2003 and the chairman of the Board since November 2003. From January 2, 2003 through April 2003, he served as our president and chief operating officer. From

April 2003 through October 2004, he served as our president and chief executive officer. Effective October 1, 2004 through present, Mr. Viviano serves as our chairman and chief executive officer. Prior to joining us, Mr. Viviano was chief executive officer of USC University Hospital and USC Norris Cancer Hospital from 2000 to 2002. He was employed by the St. Joseph Health System from 1987 to 2000 and served as its executive vice president and chief operating officer from 1995 to 2000. Mr. Viviano currently serves as the Chairman of the Executive Committee.

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

Howard K. Aihara has served as our executive vice president and chief financial officer since December 2005. Mr. Aihara joined us in September 2000 as our vice president and corporate controller. From 1997 until September 2000, he was vice president, finance, for UniMed Management Company, a physician practice management company in Burbank, California. From 1995 through 1997, he was executive director and corporate controller for AHI Healthcare Systems, Inc. of Downey, California. AHI was a publicly traded physician practice management company. Mr. Aihara began his career at Ernst & Young, and is a certified public accountant.

Christopher J. Joyce has served as our senior vice president, general counsel and secretary since February 2006. He joined us in October 2004 as interim regional vice president of one of our regions and was appointed senior vice president of business development in May 2005. Prior to joining Alliance, Mr. Joyce served as chief executive officer of Medical Resources, Inc., a publicly-traded fixed site imaging center operator with 60 centers in nine states. He joined Medical Resources as its senior vice president and general counsel in May 1998 after leaving Alliance Entertainment Corp., a publicly-traded music distribution enterprise where he served as executive vice president of business affairs and general counsel. Mr. Joyce began his career in 1988 as a corporate associate at the law firm of Willkie Farr & Gallagher.

Nicholas A. Poan has served as our vice president and corporate controller since December 2005. He served as our director of accounting, assistant controller, since December 2004 and part of our accounting management team since May 2003. Prior to joining us, Mr. Poan worked at Deloitte & Touche LLP from September 2000 through May 2003. He served as an accountant from September 2000 through September 2001 and as a senior accountant from September 2001 through May 2003, and is a certified public accountant.

Item 1A.                Risk Factors.

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

We derive approximately 13% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid or private health insurance companies, and changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues. Moreover, our healthcare provider clients on whom we depend for the majority of our revenues generally rely on reimbursement from third-party payors. From time to time, initiatives have been proposed which, if implemented, would have had the effect of substantially decreasing reimbursement rates for diagnostic imaging services.

For example, on February 8, 2006, the Deficit Reduction Act of 2005 (“DRA”) was signed into law by President George W. Bush. The DRA imposes caps on Medicare payment rates for certain imaging services, including MRI and PET, furnished in physician’s offices and other non-hospital based settings. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change is to apply to services furnished on or after January 1, 2007. The limitation is applicable to the technical component of the services only (which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule). If the technical component of the service established under the Physician Fee Schedule (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), then the payment is to be reduced. In other words, in those instances where the technical component for the particular service is greater, the DRA directs that the hospital outpatient payment rate be substituted for the otherwise applicable Physician Fee Schedule payment rates. The implementation of this reimbursement reduction contained in the DRA will have a significant effect on our financial condition and results of operations beginning in 2007. For full year 2005, approximately 4% of our revenue was billed directly to Medicare contractors. Basing our calculation on our 2005 revenues, if the provisions were in effect for 2005, we estimate that the reduction in Medicare revenue due to the DRA payment rate decreases would have totaled approximately $6.0 million. Because a high percentage of our expenses are fixed, we expect a significant portion of this decrease in revenue to directly effect earnings.

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

In addition, we experience seasonality in the sale of our services. For example, our revenues typically decline from our third fiscal quarter to our fourth fiscal quarter. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue is affected primarily by fewer calendar days and inclement weather, the results of which are fewer patient scans during the period. Fourth quarter revenue is affected primarily by holiday and client and patient vacation schedules and inclement weather, the results of which are fewer patient scans during the period. As a result, our revenues may significantly vary from quarter to quarter, and our quarterly results may be below market expectations. We may not be able to reduce our expenses, including our debt service obligations, quickly enough to respond to these declines in revenue, which would make our business difficult to operate and would harm our financial results. If this happens, the price of our common stock may decline.

We may experience competition from other medical diagnostic companies and equipment manufacturers and this competition could adversely affect our revenues and our business.

The market for diagnostic imaging services and systems is competitive. Our major competitors include InSight Health Services Corp., Medquest, Inc., Radiologix, Inc., Medical Resources, Inc., Shared Medical Services, Kings Medical Company Inc. and Otter Tail Power Company. In addition to direct competition from other mobile providers, we compete with independent imaging centers and referring physicians with diagnostic imaging systems in their own offices, as well as with original equipment manufacturers, or OEM’s, that aggressively sell or lease imaging systems to healthcare providers for full-time installation. In recent years we have seen an increase in activity by OEM’s selling systems directly to certain of our clients. Typically, OEM’s target our higher scan volume clients. This increase in activity by OEM’s has resulted in overcapacity of systems in the marketplace, especially related to medical groups adding imaging capacity within their practice setting. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace these higher volume scan clients typically with lower volume clients. During 2005, our MRI revenues modestly declined compared to 2004 levels and we believe that MRI revenues will continue to modestly decline in future years.

While we believe that we had a greater number of diagnostic imaging systems deployed at the end of 2005 than our principal competitors and also had greater revenue from diagnostic imaging services during our 2005 fiscal year than they did, some of our direct competitors which provide diagnostic imaging services may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment. In addition, some clients have in the past elected to provide imaging services to their patients directly rather than renewing their contracts with us. Finally, we face competition from providers of competing technologies such as ultrasound and may face competition from providers of new technologies in the future. If we are unable to successfully compete, our client base would decline and our business and financial condition would be harmed.

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

Our ability to maximize the utilization of our diagnostic imaging equipment may be adversely impacted by harsh weather conditions which may affect our ability to generate revenue.

Harsh weather conditions can adversely impact our operations and financial condition. To the extent severe weather patterns affect the regions in which we operate, potential patients may find it difficult to travel to our centers and we may have difficulty moving our mobile systems along their scheduled routes. As a result, we would experience a decrease in scan volume during that period. Our equipment utilization, scan volume or revenues could be adversely affected by similar conditions in the future.

Technological change in our industry could reduce the demand for our services and require us to incur significant costs to upgrade our equipment.

We operate in a competitive, capital intensive, high fixed-cost industry. The development of new technologies or refinements of existing ones might make our existing systems technologically or economically obsolete, or reduce the need for our systems. MRI, PET and PET/CT,  and other diagnostic imaging systems are currently manufactured by numerous companies. Competition among manufacturers for a greater share of the MRI, PET and PET/CT and other diagnostic imaging systems market has resulted in and likely will continue to result in technological advances in the speed and imaging capacity of these new systems. Consequently, the obsolescence of our systems may be accelerated. Should new technological advances occur, we may not be able to acquire the new or improved systems. In the future, to the extent we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing or the issuance of equity or debt securities, we may be unable to maintain a competitive equipment base. In addition, advancing technology may enable hospitals, physicians or other diagnostic service providers to perform procedures without the assistance of diagnostic service providers such as ourselves. As a result, we may not be able to maintain our competitive position in our targeted regions or expand our business.

Natural disasters could adversely affect our business and operations.

Our corporate headquarters is located in California and we currently operate in 44 states, located in various geographic regions across the country, subject to varying risks for natural disaster, including but not limited to, hurricanes, blizzards, floods, earthquakes and tornados. Depending upon their severity, these natural disasters could damage our facilities and imaging systems or prevent potential patients from traveling to our centers. Damage to our equipment or any interruption in our business would adversely affect our financial condition. While we presently carry insurance in amounts we believe are appropriate in light of the risks, the amount of our insurance coverage may not be sufficient to cover losses from these natural disasters. In addition, we may discontinue insurance on some or all of our facilities or imaging systems in the future if the cost of premiums for this insurance exceeds the value of the coverage discounted for the risk of loss. If we experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged facilities or imaging systems as well as the anticipated future cash flows from those facilities or imaging systems.

Continued high fuel costs would harm our operations.

Fuel costs constitute a significant portion of our mobile operating expenses. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and supply and demand. Fuel availability is also affected by demand for home heating oil, diesel, gasoline and other petroleum products. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. In the event of a fuel supply shortage or further increases in fuel prices, a curtailment of scheduled mobile service could result. There have been significant increases in fuel costs and continued high fuel costs or further increases would harm our financial condition and results of operations.

We may be unable to renew or maintain our client contracts which would harm our business and financial results.

Upon expiration of our clients’ contracts, we are subject to the risk that clients will cease using our imaging services and purchase or lease their own imaging systems or use our competitors’ imaging systems. During the year ended December 31, 2005, we continued to experience a high rate of contract terminations primarily due to stepped up marketing, sales and attractive financing alternatives being offered by original equipment manufacturers to our clients. A portion of our clients can execute their early termination clause and discontinue service prior to maturity. As a result, our 2005 MRI revenues declined compared to 2004 levels and we believe that MRI revenues from our shared service operations will continue to decline in future periods. If these contracts are not renewed, it could result in a significant negative impact on our business. It is not always possible to immediately obtain replacement clients, and historically many replacement clients have been smaller facilities which have a lower number of scans than lost clients.

Because a high percentage of our operating expenses are fixed, a relatively small decrease in revenues could have a significant negative impact on our financial results.

A high percentage of our expenses are fixed, meaning they do not vary significantly with the increase or decrease in revenues. Such expenses include, but are not limited to, debt service and capital lease payments, rent and operating lease payments, salaries, maintenance, insurance and vehicle operation costs. As a result, a relatively small reduction in the prices we charge for our services or procedure volume could have a disproportionate negative effect on our financial results.

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

Loss of key executives and failure to attract qualified managers and sales persons could limit our growth and negatively impact our operations.

We depend upon our management team to a substantial extent. In particular, we depend upon Mr. Viviano, our Chief Executive Officer and the Chairman of our Board of Directors and Mr. Hayek, our President and Chief Operating Officer, for their skills, experience, and knowledge of the company and industry contacts. Effective May 9, 2005 Mr. Viviano and Mr. Hayek entered into employment agreements which end on the second anniversary of the effective date. The terms of these agreements are subject to automatic extensions on a quarterly basis after the initial term has been completed. Mr. Viviano and Mr. Hayek can prevent a quarterly extension by giving notice of a desire to modify or terminate their agreements at least thirty days prior to the quarterly extension date. In addition, we do not have key employee insurance policies covering any of our management team. The loss of Mr. Viviano or Mr. Hayek, or other members of our management team, could have a material adverse effect on our business, results of operations or financial condition.

As we grow, we will increasingly require field managers and sales persons with experience in our industry to operate our diagnostic equipment. It is impossible to predict the availability of qualified field managers and sales persons or the compensation levels that will be required to hire them. The loss of the services of any member of our senior management or our inability to hire qualified field managers and sales persons at economically reasonable compensation levels could adversely affect our ability to operate and grow our business.

Loss of, and failure to attract, qualified employees and technologists, could limit our growth and negatively impact our operations.

Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense. In particular, there is a very high demand for qualified technologists who are necessary to operate our systems, particularly PET and PET/CT technologists. We may not be able to hire and retain a sufficient number of technologists, and we expect that our costs for the salaries and benefits of technologists will continue to increase for the foreseeable future because of the industry’s competitive demand for their services. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

We are controlled by a single stockholder who will be able to exert significant influence over matters requiring stockholder approval, including change of control transactions.

Viewer Holdings L.L.C., an affiliate of Kohlberg Kravis Roberts & Co (“KKR”), owns approximately 71% of our common equity without giving effect to phantom shares held by four members of KKR’s management who are on our board of directors. These directors in the aggregate hold 52,641 phantom shares, which gives them the right to receive an equivalent number of shares of our common stock, or cash, upon their retirement or separation from the board of directors or upon the occurrence of a change of control. KKR 1996 GP L.L.C. is the sole general partner of KKR Associates 1996 L.P., which is the sole general partner of KKR 1996 Fund L.P. As of the date hereof, KKR 1996 Fund L.P. is the senior member of Viewer Holdings L.L.C. Michael W. Michelson and James H. Greene, two of the members of our board of directors, are among the members of KKR 1996 GP L.L.C. Mr. Michelson is also the Chairperson of our Compensation Committee and a member of our Executive Committee. James C. Momtazee and Kenneth W. Freeman, who are also executives of KKR and limited partners of KKR Associates 1996 L.P., are also members of our board of directors. Mr. Momtazee is also a member of our Compensation Committee and our Executive Committee. We sometimes refer to KKR 1996 GP L.L.C., KKR Associates 1996 L.P., KKR 1996 Fund L.P. and various affiliated entities as KKR. KKR provides management, consulting and financial services to us and we paid KKR an annual fee of $650,000 in 2005 in quarterly installments in arrears at the end of each calendar quarter for those services.

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

Our positron emission tomography and positron emission tomography/computed tomography, or PET and PET/CT services and some of our other imaging services require the use of radioactive materials, which could subject us to regulation related costs and delays and potential liabilities for injuries or violations of environmental, health and safety laws.

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

The trading price of our common stock on the New York Stock Exchange has fluctuated significantly in the past. During the period from January 1, 2004 though December 31, 2005, the trading price of our common stock fluctuated from a high of $14.15 per share to a low of $3.38 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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

In addition to extensive existing government healthcare regulation, there have been and continue to be numerous initiatives at the federal and state levels for reforms affecting the payment for and availability of healthcare services, including proposals that would significantly limit reimbursement under the Medicare and Medicaid Programs. Limitations on reimbursement amounts and other cost containment pressures have in the past resulted in a decrease in the revenue we receive for each scan we perform. For example, the DRA, which was signed into law on February 8, 2006, contains provisions affecting Medicare payment for imaging services furnished in a number of settings. It is not clear at this time what proposals, if any, will be made or adopted and, if adopted, what effect these proposals would have on our business. Aspects of certain of these healthcare proposals, such as reductions in the Medicare and Medicaid Programs, containment of healthcare costs on an interim basis by means that could include a short-term freeze on prices charged by healthcare providers, and permitting greater state flexibility in the administration of Medicaid, could limit the demand for our services or affect the revenue per procedure that we can collect which would harm our business and results of operations.

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

Risks Related to Our Indebtedness

We are highly leveraged and our liabilities exceed our assets by a substantial amount. As of December 31, 2005, we had $579.6 million of outstanding debt, excluding letters of credit and guarantees.

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

If there is a default under the agreements governing our material indebtedness, the value of our assets may not be sufficient to repay our creditors.

Our property and equipment which makes up a significant portion of our tangible assets, had a net book value as of December 31, 2005 of $358.9 million. The book value of these assets should not be relied on as a measure of realizable value for such assets. The realizable value may be greater or lower than such net book value. The value of our assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered. Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered. Our intangible assets had a net book value as of December 31, 2005 of $193.7 million. These assets primarily consist of the excess of the acquisition cost over the fair market value of the net assets acquired in purchase transactions, customer contracts, and costs to obtain certificates of need. The value of these intangible assets will continue to depend significantly upon the success of our business as a going concern and the growth in future cash flows. As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

The condition of our assets will likely deteriorate during any period of financial distress preceding a sale of our assets. In addition, much of our assets consist of illiquid assets that may have to be sold at a substantial discount in an insolvency situation. Accordingly, the proceeds of any such sale of our assets may not be sufficient to satisfy, and may be substantially less than, amounts due to our creditors.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more indebtedness which could increase the risks described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures that govern our 10 3/8% senior subordinated notes due 2011 and 7 1/4% senior subordinated notes due 2012 (the “notes”) permit us or our subsidiaries to incur additional indebtedness, subject to certain restrictions. Further, the indentures allow for the incurrence of indebtedness by our subsidiaries, all of which would be structurally senior to the notes. In addition, as of December 31, 2005, our revolving credit facility permitted additional borrowings of up to approximately $34.9 million subject to the covenants contained in the credit facility, and all of those borrowings would be senior to the notes. If new debt is added to our and our subsidiaries’ current debt levels, the risks discussed above could intensify.

If we are unable to generate or borrow sufficient cash to make payments on our indebtedness or to refinance our indebtedness on acceptable terms, our financial condition would be materially harmed, our business may fail and you may lose all of your investment.

Our ability to make scheduled payments on or to refinance our obligations with respect to our debt will depend on our financial and operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our debt on or before maturity or sell certain of our assets. We cannot assure you that we will be able to restructure or refinance any of our debt on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

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

Rises in interest rates could adversely affect our financial condition.

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. At December 31, 2005, $262.3 million of our debt was at variable interest rates. However, during 2005, we entered into multiple interest rate collar agreements which have a total notional amount of $178.0 million, which reduces our exposure on our total variable rate to the terms of these agreements. Under the terms of these agreements, we have purchased a cap on the interest rate of 4.00% and have sold a floor of 2.25%. The collar agreements mature at various dates between January 2007 and January 2008. Increases in interest rates would also impact the refinancing of our fixed rate debt. If interest rates are higher when our fixed debt becomes due, we may be forced to borrow at the higher rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks as to the other parties to the agreements not performing or that the agreements could be unenforceable.

Item 1B.               Unresolved Staff Comments.

Not applicable.

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

Item 3.                        Legal Proceedings.

On May 5, 2005, Alliance Imaging, Inc. was served with a complaint filed in Alameda County Superior Court alleging wage and hour claims on behalf of a putative class of approximately 400 former and current California employees of Alliance Imaging. On August 19, 2005, the plaintiffs filed an amended complaint, which we answered on September 23, 2005.  In this suit, captioned Linda S. Jones, et al. v. Alliance Imaging, Inc., et al., the plaintiffs allege violations of California's wage, meal period, and break time laws and regulations.  Plaintiffs sought recovery of unspecified economic damages, statutory penalties, attorneys' fees, and costs of suit. The parties are currently taking discovery to develop facts relevant to the named plaintiffs' expected motion for certification of one or more classes. On or about March 10, 2006, plaintiffs filed a second amended complaint adding a cause of action for conversion and a plea for punitive damages. We have not yet responded to the second amended complaint and anticipates filing a demurrer and/or motion to strike the new claim and plea. A hearing for any such challenge to the second amended complaint has been scheduled for May 4, 2006. No date for the filing or hearing of a motion for class certification has been set and no trial date has been set. We are currently evaluating the allegations of the second amended complaint and are unable to predict the likely timing or outcome of the lawsuit.

From time to time, we are involved in routine litigation incidental to the conduct of our business. We believe that none of this litigation pending against us will have a material adverse effect on our business.

Item 4.                        Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

Item 5.                        Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on the New York Stock Exchange under the symbol “AIQ”. The high and low sales prices as reported on the NYSE are set forth below for the respective time periods. As of March 6, 2006, there were 16 stockholders of record of our common stock and approximately 2,342 beneficial holders of our common stock.

	2005		2004
	High	Low	High	Low
First Quarter	$14.15	$8.97	$4.21	$3.38
Second Quarter	$11.09	$9.25	$4.85	$3.61
Third Quarter	$11.66	$7.98	$8.00	$4.01
Fourth Quarter	$8.65	$4.72	$11.75	$5.84

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

All stock option plans under which our common stock is reserved for issuance have previously been approved by our shareholders. The following table provides summary information as of December 31, 2005 for all of our stock option plans:

	Number of shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares of Common Stock remaining Available for Future Issuance (excluding shares reflected in column 1)
Stock option plans approved by shareholders	3,571,275	$6.25	1,899,725
Stock option plans not approved by shareholders	—	—	—
	3,571,275	$6.25	1,899,725

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

	Year Ended December 31,
	2001	2002	2003	2004	2005
Consolidated Statements of Operations Data:
Revenues	$372,676	$408,530	$413,553	$432,080	$430,788
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	162,190	184,050	198,456	217,605	226,294
Selling, general and administrative expenses	43,944	45,822	47,472	48,142	48,077
Employment agreement costs	—	—	2,446	2,064	366
Severances and related costs	—	—	2,246	1,223	826
Loss on early retirement of debt	3,734	—	—	44,393	—
Impairment charges	—	—	73,225	—	—
Depreciation expense	63,761	69,384	77,675	80,488	82,505
Amortization expense	14,454	2,502	2,897	3,522	3,954
Interest expense, net	65,651	47,705	43,589	44,039	37,491
Other (income) and expense, net	—	(872)	(200)	(484)	(399)
Total costs and expenses	353,734	348,591	447,806	440,992	399,114
Income (loss) before income taxes, minority interest expense and earnings from unconsolidated investees	18,942	59,939	(34,253)	(8,912)	31,674
Income tax expense (benefit)	9,968	25,495	(1,680)	(6,770)	13,450
Minority interest expense	984	2,008	1,686	2,373	1,718
Earnings from unconsolidated investees	(2,540)	(3,503)	(2,649)	(4,029)	(3,343)
Net income (loss)	$10,530	$35,939	$(31,610)	$(486)	$19,849
Earnings (loss) per common share:
Basic	$0.25	$0.76	$(0.66)	$(0.01)	$0.40
Diluted	$0.24	$0.72	$(0.66)	$(0.01)	$0.39
Weighted average number of shares of common stock and common stock equivalents:
Basic	42,004	47,595	47,872	48,350	49,378
Diluted	44,612	49,793	47,872	48,350	50,262

	Year Ended December 31,
	2001	2002	2003	2004	2005
Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$22,051	$31,413	$20,931	$20,721	$13,421
Total assets	658,232	687,404	628,176	622,198	675,342
Long-term debt, including current maturities	655,961	608,862	581,247	575,664	579,582
Stockholders’ deficit	(80,857)	(42,309)	(70,798)	(67,528)	(40,256)

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading national provider of shared-service and fixed-site diagnostic imaging services, based upon annual revenue and number of diagnostic imaging systems deployed. Our principal sources of revenue are derived from magnetic resonance imaging (MRI) and positron emission tomography and positron emission tomography/computed tomography (PET and PET/CT). We provide imaging services primarily to hospitals and other healthcare providers on a shared and full-time service basis. We also provide services through a growing number of fixed-sites primarily in partnerships with hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which includes only the use of our imaging systems under a short-term contract. For the fiscal year ended December 31, 2005, MRI services and PET and PET/CT services generated 68% and 23% of our revenue, respectively. The remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (CT), and management contract revenue. We had 507 diagnostic imaging systems, including 351 MRI systems and 68 PET or PET/CT systems, and served over 1,000 clients in 44 states at December 31, 2005. Of these 507 diagnostic imaging systems,  73 were located in fixed-sites, which constitutes systems installed in hospitals or other buildings on hospital campuses, including modular buildings, systems installed inside medical groups’ offices, or medical buildings, and free-standing fixed-sites, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space. Of these 73 fixed sites, 58 were MRI fixed-sites, 3 PET or PET/CT fixed-sites and 12 other modality fixed-sites.

Approximately 87% of our revenues for the year ended December 31, 2005 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients’ receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts’ average approximately three years in length for mobile services and approximately seven to ten years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services being provided. Pricing is also affected by competitive pressures.

Approximately 13% of our revenues for the year ended December 31, 2005 were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenues. Our revenue from these sites is generated from direct billings to patients or their third-party payors, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

Revenues from our fixed-sites are included in both our wholesale and retail revenues.

On February 8, 2006, the Deficit Reduction Act of 2005 (“DRA”) was signed into law by President George W. Bush. The DRA imposes caps on Medicare payment rates for certain imaging services, including MRI and PET, furnished in physician’s offices and other non-hospital based settings. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change is to apply to services furnished on or after January 1, 2007. The limitation is applicable to the technical component of the services only (which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule). If the technical component of the service established under the Physician Fee Schedule (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), then the payment is to be reduced. In other words, in those instances where the technical component for the particular service is greater, the DRA directs that the hospital outpatient payment rate be substituted for the otherwise applicable Physician Fee Schedule payment rates. The implementation of this reimbursement reduction contained in the DRA will have a significant effect on our financial condition and results of operations beginning in 2007. For full year 2005, approximately 4% of our revenue was billed directly to Medicare contractors. Basing our calculation on our 2005 revenues, if the provisions were in effect for 2005, we estimate that the reduction in Medicare revenue due to DRA payment rate decreases would have totaled approximately $6.0 million. Because a high percentage of our expenses are fixed, we expect a significant portion of this decrease in revenue to directly effect earning.

In addition, the DRA also codifies a reduction in Medicare payments for multiple images performed on contiguous body parts which was previously established by CMS in the 2006 Physician Fee Schedule Final Rule. Under that final rule, CMS is to pay 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session. Prior to this change, Medicare paid 100% of the technical component of each procedure. CMS is phasing in this reimbursement reduction over a two-year period so that payment rates for the technical components of second and subsequent imaging procedures are to be paid 75% of the otherwise applicable rate in 2006 and 50% of the otherwise applicable rate beginning in 2007. We believe that the implementation of this reimbursement reduction will not have a material impact on our consolidated financial position or results of operations beginning in 2006.

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

Prior to 2004, MRI industry-wide scan volumes were adversely affected by relatively flat hospital growth rates of outpatient procedures and inpatient admissions. In addition, the increase in patient co-payments, higher patient deductibles, and an increase in referring physicians with diagnostic imaging systems in their own offices, all contributed to lower MRI industry wide scan volumes. In 2004, MRI industry-wide scan volumes returned to a more normal growth rate primarily due to improved hospital growth rates of outpatient procedures and inpatient admissions. In 2005, the growth rate of MRI industry-wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, the increasing trend of third-party payors intensifying their utilization management efforts to control MRI scan volume growth rate and additional patient-related cost-sharing programs. We expect that this trend will continue through 2006. The year ended December 31, 2005 was also impacted by the disruption of operations caused by Hurricanes Katrina and Rita.

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

At December 31, 2005, we had approximately $163.8 million of net operating losses available for federal tax purposes and $40.1 million for state tax purposes to offset future taxable income, subject to certain limitations. These net operating losses will expire at various dates from 2006 through 2025.

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

In connection with the KKR acquisition, we incurred a significant amount of debt. As of December 31, 2005, we had $579.6 million of outstanding debt, consisting of $414.4 million of borrowings under our credit facility, $3.6 million aggregate principal amount of outstanding 10 3/8% senior subordinated notes due 2011 (the “10 3/8% Notes”), $150.0 million aggregate principal amount of outstanding 7 1/4% senior subordinated notes due 2012 (the “7¼% Notes”), and $11.6 million of equipment debt. During 2004, we retired $256.4 million of our $260.0 million 10 3/8% Notes through a cash tender offer, which we repaid with proceeds from borrowings under our credit facility, proceeds from the sale of our 7¼% Notes, and existing cash. Our indebtedness could require us to dedicate a substantial portion of our cash flow to payments on our debt and thereby reduce the availability of our cash flow to fund working capital, make capital expenditures and invest in the growth of our business. In addition, the substantial interest payments on our debt could make it more difficult for us to achieve and sustain profitability.

Recent Transactions

During December 2004, we entered into and completed various debt related transactions in order to lower our overall borrowing costs by retiring substantially all of our $260.0 million 10 3/8% senior subordinated notes due 2011 (the “10 3/8% Notes”) through a cash tender offer (the “Tender Offer”). We entered into a third amendment to our credit agreement which revised our Tranche C term loan facility (“Tranche C1”) resulting in incremental borrowings of $154.0 million, decreased the borrowing rate from the London InterBank Offered Rate (“LIBOR”) plus 2.375% to LIBOR plus 2.25% and decreased the maximum amount of availability under our existing revolving loan facility from $150.0 million to $70.0 million. We also issued $150.0 million of 7 1/4% senior subordinated notes due 2012 (the “7 1/4% Notes”) in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended. We used the proceeds from these transactions and existing cash to complete the Tender Offer and redeem $256.4 million of the 10 3/8% Notes at a redemption price equal to 113.856% of the principal amount, together with the accrued interest to the redemption date. We incurred a loss on early retirement of debt of $44.4 million for the tender offer which represents the tender premium and consent payment to redeem the 10 3/8% Notes, write off of unamortized debt issuance costs, and other fees and expenses related to the redemption of the 10 3/8% Notes.

During December 2005 we entered into a fourth amendment to our Credit Agreement which revised our maximum consolidated leverage ratio covenant to a level not to exceed 4.00 to 1.00 as of the last day of any fiscal quarter until the expiration of the agreement. Prior to the fourth amendment, our maximum consolidated leverage ratio covenant was 3.75 to 1.00 as of the last day of any fiscal quarter beginning March 31, 2006 to the expiration of the agreement. The fourth amendment also requires us to maintain a maximum consolidated senior leverage ratio covenant at a level not to exceed 3.00 to 1.00 as of the last day of any fiscal quarter. The amendment increased the Tranche C1 LIBOR margin from an annual rate of 2.25% to 2.50%. In connection with the amendment, we incurred an amendment fee of $0.6 million.

Effective September 1, 2005, we acquired certain assets associated with nine multi-modality fixed-site diagnostic imaging centers. The multi-modality fixed-site diagnostic imaging centers include one MRI system, six CT systems, and 29 other modality systems. The purchase price consisted of $7.7 million in cash and $0.8 million in assumed liabilities and transaction costs. The acquisition was financed using our internally generated funds. As a result of this acquisition, we recorded goodwill and intangible assets of $2.2 million and $2.4 million, respectively. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill is deductible for tax purposes and will be amortized over 15 years for tax purposes. The acquisition also includes $0.2 million of contingent payment due to the shareholders of the centers if certain performance targets are met over a three year period. When the contingency is resolved and consideration is distributable, we will record the fair value of the consideration as additional purchase price to goodwill. Adjustments to goodwill may occur in future periods as a result of changes in the original valuation of assets and liabilities acquired. This acquisition is expected to generate approximately $6.0 million in annualized revenue for us. The year ended December 31, 2005 includes four months of operations from this acquisition. We have not included pro forma information as this acquisition did not have a material impact on our consolidated financial position or results of operations.

Effective October 1, 2005, we acquired 100% of the outstanding stock of PET Scans of America Corp. (“PSA”), a mobile provider of PET and PET/CT services primarily to hospitals in 13 states. The purchase price consisted of $36.6 million in cash and $3.7 million in assumed liabilities and transaction costs. The acquisition was financed using our revolving line of credit, internally generated funds, and capital leases. As a result of this acquisition we acquired intangible assets of $11.4 million, of which $9.1 million was assigned to PSA customer contracts, which will be amortized over 10 years, and $2.1 million was assigned to certificates of need held by PSA, which have indefinite useful lives and are not subject to amortization. These assets were recorded at fair value at the acquisition date. We recorded total goodwill of $22.5 million, which includes $3.0 million of goodwill related to income tax timing differences as a result of the acquisition. None of the goodwill recorded is deductible for tax purposes. Adjustments to goodwill may occur in future periods as a result of changes in the original valuation of assets and liabilities acquired. This acquisition is expected to generate approximately $20.0 million in annualized revenue for us. The year ended December 31, 2005 includes three months of operations from this acquisition. We have not included pro forma information as this acquisition did not have a material impact on our consolidated financial position or results of operations.

In late December 2005, we purchased an additional equity interest in a joint venture we formed in 2004 with the University of Pittsburgh Medical Center. The joint venture, Alliance Oncology (“AO”), is designed to partner with hospitals to build and operate radiation oncology centers, with an emphasis on intensity modulated radiation therapy and image guided radiation therapy. We now own 80% of AO. The year ended December 31, 2005 did not include any consolidated results of operations from this acquisition due to the small number of days between the acquisition date and the fiscal year end. During the year we recorded earnings in unconsolidated investees for our share of AO’s previously unconsolidated earnings. We have not included pro forma information as this acquisition did not have a material impact on our consolidated financial position or results of operations.

Results of Operations

The table below shows the components in our consolidated statements of operations as a percentage of revenues:

	Year Ended December 31,
	2003	2004	2005
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	48.0	50.4	52.5
Selling, general and administrative expenses	11.5	11.1	11.2
Employment agreement costs	0.6	0.5	0.1
Severance and related costs	0.5	0.3	0.2
Loss on early retirement of debt	—	10.3	—
Impairment charges	17.7	—	—
Depreciation expense	18.8	18.6	19.2
Amortization expense	0.7	0.8	0.9
Interest expense, net of interest income	10.5	10.2	8.7
Other (income) and expense, net	—	(0.1)	(0.1)
Total costs and expenses	108.3	102.1	92.7
(Loss) income before income taxes, minority interest expense and earnings from unconsolidated investees	(8.3)	(2.1)	7.3
Income tax (benefit) expense	(0.4)	(1.6)	3.1
Minority interest expense	0.4	0.5	0.4
Earnings from unconsolidated investees	(0.7)	(0.9)	(0.8)
Net (loss) income	(7.6)%	(0.1)%	4.6%

As noted previously, we have seen a continued decrease in our scan-based MRI revenues and we believe that scan-based MRI revenues from our shared-service operations will continue to modestly decline in future years. The table below provides scan-based MRI statistical information for each of the years ended December 31:

	2003	2004	2005
MRI statistics
Average number of total systems	344.3	340.0	332.5
Average number of scan-based systems	306.4	293.0	282.4
Scans per system per day (scan-based systems)	9.46	9.67	9.47
Total number of scan-based MRI scans	828,173	812,730	753,020
Price per scan	$361.23	$355.96	$354.59

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

	2003	2004	2005
PET and PET/CT statistics
Average number of systems	34.5	48.8	55.7
Scans per system per day	4.84	4.97	5.41
Total number of PET and PET/CT scans	40,969	56,714	71,682
Price per scan	$1,348	$1,364	$1,339

Following are the components of revenue for each of the years ended December 31 (in millions):

	2003	2004	2005
Total MRI revenue	$321.8	$315.9	$293.9
PET and PET/CT revenue	55.9	77.5	96.4
Other modalities and other revenue	35.9	38.7	40.5
Total	$413.6	$432.1	$430.8

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue decreased $1.3 million, or 0.3%, to $430.8 million in 2005 compared to $432.1 million in 2004 as a result of lower MRI revenue, partially offset by higher PET and PET/CT revenue and higher other modalities revenue. MRI revenue in 2005 decreased $22.0 million, or 7.0%, compared to 2004. Scan-based MRI revenue decreased $22.3 million, or 7.7%, to $267.0 million in 2005, from $289.3 million in 2004, primarily as a result of a 7.3% decrease in our scan-based MRI scan volume. Scan-based MRI scan volume decreased to 753,020 scans in 2005 from 812,730 scans in 2004, primarily due to a decrease in the average number of scan-based systems in service due to lower client demand. Scan-based systems in services decreased to 282.4 systems in 2005 from 293.0 systems in 2004 to adjust to modestly declining scan volumes and to increase the efficiency of our MRI systems. Average scans per system per day also decreased by 2.1% to 9.47 in 2005 from 9.67 in 2004. The average price per MRI scan decreased by 0.4% to $354.59 per scan in 2005 compared to $355.96 per scan in 2004. These decreases were partially offset by a $0.3 million increase in non-scan based MRI revenue. PET and PET/CT revenue in 2005 increased $18.9 million, or 24.4%, compared to 2004. Total PET and PET/CT scan volumes increased 26.4% to 71,682 scans in 2005 from 56,714 scans in 2004, primarily as a result of an increase in the average number of PET and PET/CT systems in operation.  The average number of PET and PET/CT systems in service increased to 55.7 systems in 2005 from 48.8 systems in 2004. Scans per system per day also increased 8.9%, to 5.41 scans per system per day in 2005 from 4.97 in 2004. These increases were offset by a decrease in the average price per PET and PET/CT scan of 1.7% to $1,339 per scan in 2005 compared to $1,364 per scan in 2004. Other modalities and other revenue increased $1.8 million, or 4.7%, to $40.5 million in 2005 compared to $38.7 million in 2004 primarily due to an increase in other fixed-site modality revenue, management contract revenue for our management agreements and reimbursement of expenses from unconsolidated investees. These increases in other modality and other revenue were partially offset by a decrease of CT revenue. Included in the revenue totals above are fixed-site revenues which increased $11.1 million, or 19.7%, to $67.5 million in 2005 from $56.4 million in 2004.

We had 351 MRI systems at December 31, 2005 compared to 362 MRI systems at December 31, 2004. We had 68 PET and PET/CT systems at December 31, 2005 compared to 54 PET and PET/CT systems at December 31, 2004. We operated 73 fixed-sites at December 31, 2005, which includes 9 fixed-sites acquired through our third quarter acquisition, compared to 61 fixed sites at December 31, 2004.

Cost of revenues increased $8.7 million, or 4.0%, to $226.3 million in 2005 compared to $217.6 million in 2004. Equipment rental costs increased $2.0 million, or 59.7%, primarily as a result of acquired operating leases in October 2005 and a higher number of MRI rental systems in use. Management contract expenses increased $1.9 million, or 20.4%, primarily as a result of an increase in expenses incurred on behalf of unconsolidated joint ventures. Maintenance and related costs increased $1.6 million, or 3.5%, primarily due to an increase in the average service cost per system, offset by a decrease in cryogen expense as a result of a decrease in MRI systems in service and cryogen sourcing discounts. Fuel expenses increased $1.1 million, or 22.1%, primarily due to higher diesel fuel prices in 2005. Outside medical services increased $0.8 million, or 9.7%, primarily as a result of an increase in outside radiologists service costs associated with PET and PET/CT. Compensation and related employee expenses increased $0.8 million, or 0.7%, primarily as a result of the increase of PET and PET/CT technologists who have a higher average hourly wage rate than MRI technologists, an increase in mileage reimbursement rates and an increase in recruiting costs. This increase in payroll was partially offset by a lower average headcount of MRI technologists as a result of a decrease in the average number of MRI systems in use. Tractor and transportation costs decreased $0.8 million, or 21.3%, as a result of improved route efficiencies and a decrease in the number of power units necessary to move systems. Medical supplies increased $0.6 million, or 3.0%, primarily as a result of an increase in the number of PET and PET/CT systems in operation, which use a radiopharmaceutical as a component of the scan. The increase in medical supplies was partially offset by a decrease in the price of the radiopharmaceutical used for PET and PET/CT scans and a decrease in film costs related to lower MRI scan volume and an increase in demand for digital images, as well as film purchasing sourcing discounts. Professional services increased $0.5 million, or 52.7%, primarily as a result of consulting fees incurred related to new fixed-site projects and legal costs incurred to obtain certificates of need. All other operating expenses, excluding depreciation, increased $0.2 million, or 1.3%, primarily due to the increase in the number of systems in service. Cost of revenues, as a percentage of revenue, increased to 52.5% in 2005 from 50.4% in 2004 as a result of the factors described above.

Selling, general and administrative expenses remained relatively constant at $48.1 million in each of the years ended 2005 and 2004. The provision for doubtful accounts increased $1.8 million in 2005 to $2.6 million compared to $0.8 million in 2004, primarily as a result of the collection of higher than normal amounts of aged accounts receivable in 2004. The provision for doubtful accounts was 0.6% of revenue in 2005 compared to 0.2% of revenue in 2004. Professional services increased $0.7 million, or 46.7%, primarily due to professional service costs associated with our Form S-3 shelf registration statement filed during the year as well as an increase in legal and investor relations costs. Compensation and related employee expenses decreased $1.2 million, or 3.3%, primarily due to a decrease in management incentive compensation. This decrease was partially offset by an increase in recruiting costs primarily to further develop the sales, business development, human resources and finance infrastructure and an increase in costs associated with national management meetings. Director’s fees related to the Director’s Deferred Compensation Plan in which directors are issued phantom shares as compensation for their services decreased $0.7 million, or 146.0%, as a result of a reduction in the fair market value our stock price from December 31, 2004 to December 31, 2005. All other selling, general and administrative expenses decreased $0.6 million, or 6.9%. Selling, general and administrative expenses as a percentage of revenue were 11.2% and 11.1% in 2005 and 2004, respectively.

We recorded employment agreement expenses of $0.4 million in 2005 related to payments under an amendment to an employment agreement with our former chairman of the board. We recorded employment agreement expenses of $2.1 million in 2004 related to an employment agreement with our former chief financial officer and payments under an amendment to an employment agreement with our former chairman of the board. We do not expect to incur any further costs relating to the amended employment agreement with our former chairman of the board.

We recorded severance and related costs of $0.8 million in 2005 primarily for severance costs associated with reductions-in-force. We recorded severance and related costs of $1.2 million in 2004 primarily for severance costs associated with reductions-in-force due to our consolidation of 10 operating regions to 5 geographic regions and a further consolidation of our retail billing and scheduling functions.

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

Depreciation expense increased $2.0 million, or 2.5%, to $82.5 million in 2005 compared to $80.5 million in 2004, principally due to an increase in the number of PET/CT systems which are more expensive than MRIs.

Amortization expense increased $0.5 million, or 12.3%, to $4.0 million in 2005 compared to $3.5 million in 2004.

Interest expense, net, decreased $6.5 million, or 14.9%, to $37.5 million in 2005 compared to $44.0 million in 2004. This decrease was primarily a result of lower average interest rates on our senior subordinated notes which were refinanced in December 2004 as well as lower average debt balances during the first nine months of 2005 versus 2004.

Income tax expense was $13.5 million in 2005, resulting in an effective tax rate of 40.4%. Our effective tax rate was higher than the statutory rate primarily as a result of state income taxes. In 2004, we recorded an income tax benefit of $6.8 million. We recorded a higher than statutory income tax benefit primarily due to the reversal of income tax reserves of $5.1 million primarily related to the favorable outcome of examinations of our 1998 and 1999 federal income tax returns and a favorable final IRS determination related to the treatment of an income item in a federal income tax return of one of our subsidiaries.

Minority interest expense decreased by $0.7 million, or 27.6%, to $1.7 million in 2005 compared to $2.4 million in 2004, primarily due to a decrease in earnings of consolidated joint ventures.

Earnings from unconsolidated investees decreased $0.7 million, or 17.0%, to $3.3 million in 2005 compared to $4.0 million in 2004, primarily due to net losses in 2005 from newly formed unconsolidated investees.

Our net income was $19.8 million, or $0.39 per share on a diluted basis in 2005 compared to net loss of $(0.5) million, or $(0.01) per share on a diluted basis in 2004.

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

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $127.1 million and $120.9 million of cash flow from operating activities in 2005 and 2004, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET and other diagnostic imaging services scans, the price we can charge our clients for providing our services and the costs to us of providing those services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts increased by $1.8 million for the year ended December 31, 2005 compared to the year ended December 31, 2004, primarily as a result of the collection of higher than normal amounts of aged accounts receivable during 2004.We believe that the number of days of revenue outstanding for our accounts receivable, which was 43 days and 45 days as of December 31, 2005 and 2004, respectively, is among the more favorable in the healthcare services industry. In addition, as of December 31, 2005, we had $34.9 million available for borrowing under our revolving line of credit.

Our primary use of capital resources is to fund capital expenditures. We used cash of $134.4 million and $75.6 million for investing activities in 2005 and 2004, respectively. Investing activities in 2005 includes $50.2 million used for acquisitions. We incur capital expenditures for the purposes of:

•       purchasing new systems;

•       replacing less advanced systems with new systems; and

•       providing upgrades of our MRI and PET and PET/CT systems and upgrading our corporate infrastructure for future growth.

Capital expenditures totaled $76.5 million for the year ended December 31, 2005 compared to capital expenditures of $85.7 million for the year ended December 31, 200 2004. In 2005, excluding systems acquired through our third and fourth quarter acquisitions, we purchased 22 MRI systems, 18 PET or PET/CT systems, 3 CT systems and three other systems. We traded-in or sold a total of 62 total systems for the year ended December 31, 2005. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2006 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. Based upon the client demand described above, which dictates the type of equipment purchased, we expect capital expenditures to total approximately $75 to $80 million in 2006.

In connection with the 1999 acquisition of Alliance Imaging by an affiliate of KKR, we entered into a $616.0 million credit agreement consisting of a $131.0 million Tranche A Term Loan Facility, a $150.0 million Tranche B Term Facility, a $185.0 million Tranche C Term Loan Facilty, and a Revolving Loan Facilty. On June 11, 2002, we entered into a second amendment to the credit agreement and completed a $286.0 million refinancing of our Tranche B and C term loan facility. Under the terms of the amended term loan facility, we received proceeds of $286.0 from a new Tranche C term loan facility, and used the entire amount of the proceeds to retire $145.5 million and $140.5 million owed under Tranche B and C of our existing term loan facility, respectively. The new Tranche C borrowing rate was decreased to London InterBank Offered Rate (“LIBOR”) plus 2.375%. The borrowing rate under the previously applicable Tranche B borrowing rate had been LIBOR plus 2.750% and the previously applicable Tranche C borrowing rate had been LIBOR plus 3.000%.

In December 2004, we entered into a third amendment to our credit agreement which revised our Tranche C term loan facility (“Tranche C1”) resulting in incremental borrowings of $154.0 million and decreased the maximum amount of availability under our existing revolving loan facility from $150.0 million to $70.0 million. We used the proceeds from the amendment to retire $256.4 million of our $260.0 million 10 3/8% Notes through a cash tender offer (the “Tender Offer”, described below). The amended Tranche C1 borrowing rate decreased to LIBOR plus 2.250%. On December 19, 2005 we entered into a fourth amendment to our Credit Agreement which revised our maximum consolidated leverage ratio covenant to a level not to exceed 4.00 to 1.00 as of the last day of any fiscal quarter until the expiration of the agreement. Prior to the fourth amendment, our maximum consolidated leverage ratio covenant was 3.75 to 1.00 as of the last day of any fiscal quarter beginning March 31, 2006 to the expiration of the agreement. The fourth amendment also requires us to maintain a maximum consolidated senior leverage ratio covenant at a level not to exceed 3.00 to 1.00 as of the last day of any fiscal quarter. The amendment increased the Tranche C1 LIBOR margin from an annual rate of 2.250% to 2.500%. In connection with the amendment, we incurred an amendment fee of $0.6 million.

At December 31, 2005, we had $29.5 million in borrowings outstanding under the revolving loan facility and $34.9 million in available borrowings under the revolving loan facility. The amended credit agreement contains restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, capital expenditures and prepayments of other indebtedness.

As of December 31, 2005, we are in compliance with all covenants contained in our credit agreement and forecast that we will be in compliance with these covenants in 2006. However, if we are unable to generate sufficient Adjusted EBITDA, as defined in our credit agreement, or manage our indebtedness to sufficient levels, we could be out of compliance with our maximum consolidated leverage ratio and maximum consolidated senior leverage ratio. Our failure to comply with these covenants could permit the lenders under the credit agreement to declare all amounts borrowed under the agreement, together with accrued interest and fees, to be immediately due and payable. If the indebtedness under the credit facility is accelerated, we may not have sufficient assets to repay amounts due under the credit facility. If we are not able to refinance our debt, we could become subject to bankruptcy proceedings.

In December 2004, we completed a Tender Offer and redeemed $256.4 million of our outstanding 10 3/8% Notes. We redeemed substantially all of the 10 3/8% Notes at a redemption price equal to 113.856% of the principal amount, together with the accrued interest to the redemption date. We incurred a loss on early retirement of debt of $44.4 million for the tender offer which represents the tender premium and consent payment to redeem the 10 3/8% Notes, write off of unamortized debt issuance costs, and fees and expenses related to the redemption of the 10 3/8% Notes. We used the remaining proceeds from the amended term loan facility, proceeds from the sale of our 7¼% Notes, and existing cash to settle the tender premium and consent payment. At December 31, 2005, we had $3.6 million remaining of the original $260.0 million 10 3/8% Notes. As of December 31, 2005, we were in compliance with all covenants contained in our 10 3/8% Notes and forecast that we will be in compliance with these covenants in 2006.

In December 2004, we issued $150.0 million of our 7 1/4% Senior Subordinated Notes due 2012 (the “7¼% Notes”) in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, and used the proceeds to repay a portion of our 10 3/8% Notes. The 7¼% Notes contain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and restrictive payments. The 7¼% Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior debt, including bank debt, and all obligations of our subsidiaries. As of December 31, 2005, we were in compliance with all covenants contained in the 7¼% Notes and forecast that we will be in compliance with these covenants in 2006. Our failure to comply with these covenants could permit the trustee under the Indenture relating to the 7 1/4% Notes and the note holders to declare the principal amounts under the 7 1/4% Notes, together with accrued and unpaid interest, to be immediately due and payable. If the indebtedness under the 7 1/4% Notes, or any of our other indebtedness, is accelerated, and we are not able to refinance our debt, we could become subject to bankruptcy proceedings.

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

In the first quarter of 2005, we entered into multiple interest rate collar agreements for our variable rate bank debt. The total underlying notional amount of the debt was $178.0 million. Under these arrangements we have purchased a cap on the interest rate of 4.00% and have sold a floor of 2.25%. We paid a net purchase price of $1.5 million for these collars. These agreements are two and three years in length and mature at various dates between January 2007 and January 2008. We have designated these collars as cash flow hedges of variable future cash flows associated with our long-term debt and will record subsequent changes in the fair value of the collars through comprehensive income during the period these instruments are designated as hedges.

In 2005, we used cash flow from operating activities to pay down $19.9 million under Tranche A of the term loan facility and $5.1 million under Tranche C1 of the term loan facility.

The maturities of our long-term debt, including interest, future payments under our operating leases and binding equipment purchase commitments as of December 31, 2005 are as follows:

Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
	(in millions)
Term Loan—Tranche C1	$28.3	$28.3	$28.4	$28.2	$27.8	$389.2	$530.2
Revolving Loan Facility	1.8	1.8	1.8	1.8	31.3	—	38.5
10 3/8% Senior Subordinated Notes	0.4	0.4	0.4	0.4	0.4	3.5	5.5
7 1/4% Senior Subordinated Notes	10.9	10.9	10.9	10.9	10.9	171.3	225.8
Equipment Loans	4.6	3.5	2.6	1.8	0.9	—	13.4
Operating Leases	6.4	5.9	4.5	3.1	2.3	2.9	25.1
Letters of Credit	5.6						5.6
Equipment Purchase Commitments	24.7	—	—	—	—	—	24.7
Total Contractual Obligation Payments	82.7	50.8	48.6	46.2	73.6	566.9	868.8
Less Amount Representing Interest	(38.2)	(38.0)	(37.9)	(37.5)	(37.1)	(45.1)	(233.8)
Present Value of Future Contractual Obligations	$44.5	$12.8	$10.7	$8.7	$36.5	$521.8	$635.0

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

Revenue Recognition

The majority of our revenues are derived directly from healthcare providers and are primarily for imaging services. To a lesser extent, revenues are generated from direct billings to patients or their medical payors which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from direct patient billing amounted to approximately 13%, 13% and 12% of revenues in the years ended December 31, 2005, 2004, and 2003, respectively. We continuously monitor collections from direct patient billings and compare these collections to revenue, net of contractual discounts, recorded at the time of service. While such contractual discounts have historically been within our expectations and the provisions established, an inability to accurately estimate contractual discounts in the future could have a material adverse impact on our operating results. As the price is predetermined, all revenues are recognized at the time the delivery of imaging service has occurred and collectibility is reasonably assured which is based upon contract terms with healthcare providers and negotiated rates with third party payors and patients.

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

Goodwill and Long-Lived Assets

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. In accordance with SFAS 142, we have selected to perform an annual impairment test for goodwill based on the financial information for the twelve months ended September 30, or more frequently when an event occurs or circumstances change to indicate an impairment of these assets has possibly occurred. Goodwill is allocated to our various reporting units which are our geographical regions. SFAS 142 requires us to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than the carrying value. The fair value of the reporting unit is determined based on discounted cash flows, market multiples or appraised values as appropriate. We comply with periodic impairment test procedures. In 2003, based on the factors described in Note 4 to the financial statements, we performed an interim valuation analysis in accordance with SFAS 142 and recognized a goodwill impairment charge in three of our reporting units. In 2004 and 2005, we concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment was present. No triggering events have occurred during the fourth quarters of 2004 and 2005 which would require an additional impairment test as of December 31, 2004 and 2005. SFAS 142 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived-Assets”.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), which is an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB 29”). This statement addresses the measurement of exchanges of nonmonetary assets, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets as defined in paragraph 21(b) of APB 29, and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS 123(R) (revised December 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123 and supersedes APB No. 25. This statement requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, SFAS 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period. This statement is effective for the first fiscal year beginning after June 15, 2005. We will adopt SFAS 123(R) for the fiscal year beginning January 1, 2006. We will use the modified prospective application transition method and estimate that the adoption of SFAS 123(R) for share-based awards issued to employees will reduce our 2006 net income by approximately $1.5 million to $2.5 million. This estimate is based upon various assumptions, including an estimate of the number of share-based awards that will be granted, cancelled or expired during 2006, as well as our future stock prices. These assumptions are highly subjective and changes in these assumptions would materially affect our estimates. In addition, our net income will continue to be reduced by compensation expense for share-based awards to non-employees.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS 143, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This statement is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated financial position or results of operations.

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

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly in the section entitled “Liquidity and Capital Resources”, and elsewhere in this in this annual report on Form 10-K, are “forward-looking statements,” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as results of operations and financial condition, capital expenditures, the consummation of acquisitions and financing transactions and the effect of such transactions on our business and our plans and objectives for future operations and expansion are examples of forward-looking statements. In some cases you can identify these statements by forward-looking words like “may”, “will”, “should”, “expect”, “anticipate”, “believe”, “estimate” “predict”, “continue” or similar words. These forward-looking statements are subject to risks and uncertainties which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. These risks and uncertainties include factors affecting our leverage, including fluctuations in interest rates, the risk that the counter-parties to our interest rate swap agreements fail to satisfy their obligations under these agreements, our ability to incur financing, the effect of operating and financial restrictions in our debt instruments, the accuracy of our estimates regarding our capital requirements, the effect of intense levels of competition in our industry, changes in the rates or methods of third party reimbursements for diagnostic imaging services, changes in the healthcare regulatory environment, our ability to keep pace with technological developments within our industry, the growth rate of MRI industry-wide scan volumes, the disruptive effect of hurricanes and other natural disasters, and other risks and uncertainties, including those enumerated and described under “Risk Factors” in this annual report on Form 10-K. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by us.

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

During 2004 we entered into swap agreements which have notional amounts of $56.8 million, $46.8 million and $48.4 million at December 31, 2005. Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%, 3.89%, and 3.69%, respectively. The net effect of the hedges is to record interest expense at fixed rates of 5.65%, 6.39% and 6.19% respectively, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the years ended December 31, 2005 and 2004, we recorded a net settlement amount on the swap agreements of $0.8 million and $1.0 million, respectively. The swap agreements mature during 2007.

During 2005 we have also entered into multiple interest rate collar agreements which have a total notional amount of $178.0 million. Under the terms of these agreements, we have purchased a cap on the interest rate of 4.00% and have sold a floor of 2.25%. For the year ended December 31, 2005, we did not record any net settlement on these collar agreements. The collar agreements mature at various dates between January 2007 and January 2008.

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

	Expected Maturity as of December 31, 2005
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(dollars in millions)
Liabilities:
Long-term debt:
Fixed rate	$3.9	$3.0	$2.3	$1.7	$0.8	$153.5	$165.2	$141.2
Average interest rate	7.56%	7.43%	7.22%	7.11%	6.85%	7.32%	7.32%	7.38%
Variable rate	$3.9	$3.9	$3.9	$3.9	$33.4	$365.4	$414.4	$414.4
Average interest rate	6.34%	6.40%	6.48%	6.48%	6.48%	6.50%	6.50%	6.50%

Item 8.                        Financial Statements and Supplementary Data.

ALLIANCE IMAGING, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Alliance Imaging, Inc.

We have audited the accompanying consolidated balance sheets of Alliance Imaging, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive (loss) income, cash flows and stockholders’ deficit for each of the three years in the period ended December 31, 2005. Our audits also included the consolidated financial statement schedule for the three years in the period ended December 31, 2005, listed in the Index at Item 15(a)(2). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Imaging, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Costa Mesa, California
March 16, 2006

ALLIANCE IMAGING, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,	December 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$20,721	$13,421
Accounts receivable, net of allowance for doubtful accounts of $7,376 in 2004 and $5,858 in 2005	50,146	48,236
Deferred income taxes	12,782	6,186
Prepaid expenses and other current assets	3,082	3,686
Other receivables	3,323	8,983
Total current assets	90,054	80,512
Equipment, at cost	727,232	752,128
Less accumulated depreciation	(373,721)	(393,179)
Equipment, net	353,511	358,949
Goodwill	122,992	154,656
Other intangible assets, net of accumulated amortization of $17,538 in 2004 and $20,701in 2005	28,249	39,071
Deferred financing costs, net of accumulated amortization of $6,289 in 2004 and $8,492 in 2005	9,264	8,236
Other assets	18,128	33,918
Total assets	$622,198	$675,342
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,518	$23,672
Accrued compensation and related expenses	15,661	14,088
Accrued interest payable	717	4,561
Income taxes payable	865	87
Other accrued liabilities	22,177	29,064
Current portion of long-term debt	9,390	7,781
Total current liabilities	69,328	79,253
Long-term debt, net of current portion	412,733	418,260
Senior subordinated notes	153,541	153,541
Minority interests and other liabilities	4,164	4,400
Deferred income taxes	49,960	60,144
Total liabilities	689,726	715,598
Commitments and Contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized and no shares issued and outstanding
Common stock, $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding - 49,024,596 at December 31, 2004 and 49,572,206 at December 31, 2005	490	496
Additional paid-in deficit	(15,798)	(11,876)
Accumulated comprehensive (loss) income	(278)	3,217
Accumulated deficit	(51,942)	(32,093)
Total stockholders’ deficit	(67,528)	(40,256)
Total liabilities and stockholders’ deficit	$622,198	$675,342

See accompanying notes.

ALLIANCE IMAGING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2004	2005
Revenues	$413,553	$432,080	$430,788
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	198,456	217,605	226,294
Selling, general and administrative expenses	47,472	48,142	48,077
Employment agreement costs	2,446	2,064	366
Severance and related costs	2,246	1,223	826
Loss on early reitrement of debt	—	44,393	—
Impairment charges	73,225	—	—
Depreciation expense	77,675	80,488	82,505
Amortization expense	2,897	3,522	3,954
Interest expense, net of interest income of $201 in 2003, $215 in 2004 and $608 in 2005	43,589	44,039	37,491
Other (income) and expense, net	(200)	(484)	(399)
Total costs and expenses	447,806	440,992	399,114
(Loss) income before income taxes, minority interest expense and earnings from unconsolidated investees	(34,253)	(8,912)	31,674
Income tax (benefit) expense	(1,680)	(6,770)	13,450
Minority interest expense	1,686	2,373	1,718
Earnings from unconsolidated investees	(2,649)	(4,029)	(3,343)
Net (loss) income	$(31,610)	$(486)	$19,849
Comprehensive (loss) income, net of taxes:
Net (loss) income	$(31,610)	$(486)	$19,849
Unrealized (loss) gain on hedging transactions, net of related tax effects of $186 in 2004 and $2,318 in 2005	—	(278)	3,495
Comprehensive (loss) income	$(31,610)	$(764)	$23,344
(Loss) earnings per common share:
Basic	$(0.66)	$(0.01)	$0.40
Diluted	$(0.66)	$(0.01)	$0.39
Weighted average number of shares of common stock and common stock equivalents:
Basic	47,872	48,350	49,378
Diluted	47,872	48,350	50,262

See accompanying notes.

ALLIANCE IMAGING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2003	2004	2005
Operating activities:
Net (loss) income	$(31,610)	$(486)	$19,849
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	2,843	809	2,638
Non-cash stock-based compensation	1,672	322	278
Impairment charges	73,225	—	—
Depreciation and amortization	80,572	84,010	86,459
Amortization of deferred financing costs	3,021	3,039	2,203
Loss on early retirement of debt	—	44,393	—
Distributions less than equity in undistributed income of investee	(104)	(1,359)	(478)
Deferred income taxes	(4,167)	1,106	12,814
Gain on sale of assets	(231)	(483)	(400)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,417	(5,679)	3,062
Prepaid expenses and other current assets	278	(364)	(583)
Other receivables	(499)	(348)	(5,586)
Other assets	(1,596)	(1,056)	(1,390)
Accounts payable	2,990	4,525	1,716
Accrued compensation and related expenses	(1,023)	5,829	(1,768)
Accrued interest payable	(325)	(6,359)	3,844
Income taxes payable	289	(9,272)	(778)
Other accrued liabilities	733	2,117	4,983
Minority interests and other liabilities	522	154	211
Net cash provided by operating activities	129,007	120,898	127,074
Investing activities:
Equipment purchases	(90,245)	(85,676)	(76,460)
(Increase) decrease in deposits on equipment	(7,281)	7,004	(9,652)
Acquisitions, net of cash received	(10,981)	—	(50,207)
Investment in unconsolidated joint ventures	—	(3,145)	—
Proceeds from sale of assets	2,136	6,259	1,882
Net cash used in investing activities	(106,371)	(75,558)	(134,437)
Financing activities:
Principal payments on equipment debt	(6,602)	(6,050)	(7,004)
Proceeds from equipment debt	—	4,176	1,450
Principal payments on term loan facility	(26,875)	(51,250)	(25,000)
Proceeds from term loan facility	—	154,000	—
Principal payments on revolving loan facility	(20,000)	—	(39,500)
Proceeds from revolving loan facility	20,000	—	69,000
Principal payments on senior subordinated notes	—	(256,459)	—
Proceeds from senior subordinated notes	—	150,000	—
Payments of debt issuance costs	(220)	(8,327)	(1,175)
Payments of debt retirement costs	—	(35,532)	—
Proceeds from exercise of employee stock options	231	3,842	2,292
Net proceeds from issuance of common stock	348	50	—
Net cash (used in) provided by financing activities	(33,118)	(45,550)	63
Net decrease in cash and cash equivalents	(10,482)	(210)	(7,300)
Cash and cash equivalents, beginning of year	31,413	20,931	20,721
Cash and cash equivalents, end of year	$20,931	$20,721	$13,421
Supplemental disclosure of cash flow information:
Interest paid	$41,102	$47,573	$32,052
Income taxes paid, net of refunds	3,200	395	1,356
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$2,090	$261	$9,261
Capital lease obligations assumed for the purchase of equipment	7,001	—	3,924
Capital lease obligation transferred for the sale of equipment	(1,139)	—	—
Comprehensive (loss) income from hedging transactions, net of taxes	—	(278)	3,495

See accompanying notes.

ALLIANCE IMAGING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(dollars in thousands)

			Additional	Accumulated		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	(Deficit)	(Loss) Income	Deficit	Deficit
Balance at December 31, 2002	47,682,576	$477	$(22,940)	$—	$(19,846)	$(42,309)
Exercise of common stock options	210,000	2	229	—	—	231
Issuance of common stock to officer	66,411	1	347	—	—	348
Non-cash stock-based compensation	—	—	1,672	—	—	1,672
Stock option income tax benefit	—	—	870	—	—	870
Net loss	—	—	—	—	(31,610)	(31,610)
Balance at December 31, 2003	47,958,987	480	(19,822)	—	(51,456)	(70,798)
Exercise of common stock options	1,033,850	10	3,832	—	—	3,842
Issuance of common stock to officer	11,933	—	50	—	—	50
Issuance of common stock under directors’ deferred compensation plan	19,826	—	124	—	—	124
Non-cash stock-based compensation	—	—	322	—	—	322
Stock option income tax benefit adjustment	—	—	(304)	—	—	(304)
Unrealized loss on hedging transaction, net of tax	—	—	—	(278)	—	(278)
Net loss	—	—	—	—	(486)	(486)
Balance at December 31, 2004	49,024,596	490	(15,798)	(278)	(51,942)	(67,528)
Exercise of common stock options	547,610	6	2,286	—	—	2,292
Non-cash stock-based compensation	—	—	278	—	—	278
Stock option income tax benefit	—	—	1,358	—	—	1,358
Unrealized gain on hedging transaction, net of tax	—	—	—	3,495	—	3,495
Net income	—	—	—	—	19,849	19,849
Balance at December 31, 2005	49,572,206	$496	$(11,876)	$3,217	$(32,093)	$(40,256)

See accompanying notes.

ALLIANCE IMAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(dollars in thousands, excepts per share amounts)

1.   Description of the Company and Basis of Financial Statement Presentation

Description of the Company   Alliance Imaging, Inc. and its subsidiaries (the “Company”) provides diagnostic imaging services primarily to hospitals and other healthcare providers on a shared and full-time service basis, in addition to operating a growing number of fixed-site imaging centers primarily in partnerships with hospitals or health systems. The Company’s services normally include the use of their imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day operations. The Company also offers ancillary services including marketing support, education and training and billing assistance. The Company operates entirely within the United States and is one of the largest providers of shared service and fixed-site magnetic resonance imaging (“MRI”) and positron emission tomography and positron emission tomography/computed tomography (“PET and PET/CT”) services in the country. For the fiscal year ended December 31, 2005, MRI services and PET and PET/CT services generated 68% and 23% of the Company’s revenue, respectively.

Principles of Consolidation and Basis of Financial Statement Presentation   The accompanying consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control. Intercompany transactions have been eliminated. We record minority interest expense related to our consolidated subsidiaries which are not wholly owned. Investments in non-consolidated investees are accounted for under the equity method. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

2.   Summary of Significant Accounting Policies

Cash and Cash Equivalents   The Company classifies short-term investments with original maturities of three months or less as cash equivalents.

Accounts Receivable   The Company provides shared and single-user diagnostic imaging equipment and technical support services to the healthcare industry and directly to patients on an outpatient basis. Substanitally all of the Company’s accounts receivables are due from hospitals, other healthcare providers and health insurance providers located throughout the United States. A substantial portion of the Company’s services are provided pursuant to long-term contracts with hospitals and other healthcare providers or directly to patients. Receivables generally are collected within industry norms for third-party payors. Estimated credit losses are provided for in the consolidated financial statements and losses experienced have been within management’s expectations.

Concentration of Credit Risk   Financial instruments which potentially subject the Company to a concentration of credit risk principally consists of cash, cash equivalents and trade receivables. The Company invests available cash in money market securities of high-credit-quality financial institutions. The Company had cash and cash equivalents in the amount of $19,854 and $12,305 as of December 31, 2004 and 2005, respectively, in excess of federally insured limits. At December 31, 2004 and 2005, the Company’s accounts receivable were primarily from clients in the healthcare industry. To reduce credit risk, the Company performs periodic credit evaluations of its clients, but does not generally require advance payments or collateral. Credit losses to clients in the healthcare industry have not been material. The provision for doubtful accounts was 0.7%, 0.2%, and 0.6% of revenues in 2003, 2004 and 2005, respectively.

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

Goodwill and Intangible Assets   Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. In accordance with SFAS 142, the Company has selected to perform an annual impairment test for goodwill based on the financial information for the twelve months ended September 30, or more frequently when an event occurs or circumstances change to indicate an impairment of these assets has possibly occurred. Goodwill is allocated to the Company’s various reporting units, which are its geographical regions. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than the carrying value. The fair value of the reporting unit is determined based on discounted cash flows, market multiples or appraised values as appropriate. In 2003, based on the factors described in Note 4, management performed an interim valuation analysis in accordance with SFAS 142 and recognized a goodwill impairment charge in three of its reporting units. In 2004 and 2005, management performed an interim valuation analysis and concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment was present. No triggering events have occurred during the fourth quarters of 2004 and 2005 which would require an additional impairment test as of December 31, 2004 and 2005. SFAS 142 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived-Assets” (“SFAS 144”).

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

Revenue Recognition   The majority of the Company’s revenues are derived directly from healthcare providers and are  primarily for imaging services. To a lesser extent, revenues are generated from direct billings to third-party payors or patients which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from billings to third-party payors and patients amounted to approximately 12%, 13% and 13% of revenues in the years ended December 31, 2003, 2004 and 2005, respectively. No single customer accounted for more than 3% of consolidated revenues in each of the three years in the period ended December 31, 2005. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). As the price is predetermined, all revenues are recognized at the time the delivery of imaging service has occurred and collectibility is reasonably assured which is based upon contract terms with healthcare providers and negotiated rates with third party payors and patients. The Company also records revenue from management services that it performs based upon management service contracts with predetermined pricing. Revenues from these services amounted to approximately 6%, 7% and 9% of total revenue in the years ended December 31, 2003, 2004 and 2005, respectively. These revenues are recorded in the period in which the service is performed and collections of the billed amounts are reasonably assured in accordance with SAB 104.

Stock-Based Compensation   The Company accounts for stock based compensation awards using the intrinsic value method prescribed under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations. For the years ended December 31, 2003, 2004 and 2005 the Company recorded non-cash stock-based compensation of $72, $48 and $24, respectively, for options issued with exercise prices below the fair value of the common stock. All other employee stock-based awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in the Company’s operating results for those awards. For the years ended December 31, 2003, 2004, and 2005 the Company recorded non-cash stock-based compensation of $1,600, $274 and $228, respectively, as a result of amending certain stock option agreements in June 2001 and May 2004 to reduce performance targets. In 2005 the Company created an advisory committee of industry and medical consultants. Non-employee stock-based awards are granted to the members of the advisory committee with an exercise price equal to the market value of the underlying common stock on the date of grant. For the year ended December 31, 2005 the Company recorded non-cash stock-based compensation of $27, as a result of granting stock options to these non-employees.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires presentation of pro forma information regarding net (loss) income and (loss) earnings per share determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2004 and 2005, respectively: risk-free interest rates of 3.25%, 3.32% and 3.88%; no dividend yield; volatility factors of the expected market price of the Company’s common stock of 78.0%, 53.3% and 51.69%; and a weighted average expected life of the options of 6.22, 5.69 and 5.66 years. The weighted average fair value of options granted during 2003, 2004 and 2005 is $3.32 per share, $2.02 per share and $5.57 per share, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ expected vesting period. Had compensation cost for the Company’s stock option plan been determined based on the estimated fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123 utilizing the Black-Scholes option-pricing model, the Company’s net (loss) income and basic and diluted (loss) earnings per share for the years ended December 31, would have approximated the pro forma amounts indicated below:

	2003	2004	2005
Net (loss) income:
As reported	$(31,610)	$(486)	$19,849
Add: Stock-based compensation expense included in reported net (loss) income, net of related tax effects	978	190	167
Deduct: Stock-based compensation expense determined under fair value based method, net of related tax effects	(248)	(951)	(1,370)
Pro forma net (loss) income	$(30,880)	$(1,247)	$18,646
Basic (loss) earnings per share:
As reported	$(0.66)	$(0.01)	$0.40
Pro forma	$(0.65)	$(0.03)	$0.38
Diluted (loss) earnings per share:
As reported	$(0.66)	$(0.01)	$0.39
Pro forma	$(0.65)	$(0.03)	$0.37

Employment Agreement Costs   The Company recorded employment agreement costs of $2,446 for the year ended December 31, 2003, related to payments under an amendment to an employment agreement (“amended agreement”) with its former chairman of the board. The Company recorded employment agreement costs of $2,064 for the year ended December 31, 2004, related to an employment agreement with its former chief financial officer and payments under the amended agreement with their former chairman of the board. The Company recorded employment agreement costs of $366 for the year ended December 31, 2005, related to the amended agreement with its former chairman of the board. The Company does not expect to incur any further costs relating to the amended agreement with its former chairman of the board.

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

For derivatives accounted for as cash flow hedges any unrealized gains or losses on fair value are included in comprehensive (loss) income, net of tax.

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

Fair Values of Financial Instruments   The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value based on the short-term maturity of these instruments. The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate fair value based on the short-term nature of these accounts. The carrying amount reported in the balance sheet for long-term debt under our Credit Agreement approximates fair value, as these borrowings have variable rates that reflect currently available terms and conditions for similar debt. The fair value of the Company’s senior subordinated notes and its equipment loans was $168,357 and $141,243 compared to the carrying amount reported on the balance sheet of $165,357 and $165,207 as of December 31, 2004 and 2005, respectively. The fair value of the Company’s senior subordinated notes was based upon the bond trading prices at December 31, 2004 and 2005, respectively. The fair value of the equipment loans was estimated using discounted cash flow analyses, based on the Company’s current incremental rates for similar types of equipment loans.

Use of Estimates   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive (Loss) Income   For the year ended December 31, 2003, the Company did not have any components of comprehensive income as defined in Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). During the years ended December 31, 2004 and 2005, the Company entered into interest rate swap agreements and interest rate collar agreements, as discussed in Note 9, for which unrealized gains and losses are classified as a component of comprehensive (loss) income as defined in SFAS 130.

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

Recent Accounting Pronouncements   In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), which is an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB 29”). This statement addresses the measurement of exchanges of nonmonetary assets, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets as defined in paragraph 21(b) of APB 29, and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS 123(R) (revised December 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123 and supersedes APB No. 25. This statement requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, SFAS 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period. This statement is effective for the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS 123(R) for the fiscal year beginning January 1, 2006. The Company will use the modified prospective application transition method and estimates that the adoption of SFAS 123(R) for share-based awards issued to employees will reduce the Company’s 2006 net income by approximately $1.5 million to $2.5 million. This estimate is based upon various assumptions, including an estimate of the number of share-based awards that will be granted, cancelled or expired during 2006, as well as the Company’s future stock prices. These assumptions are highly subjective and changes in these assumptions would materially affect the Company’s estimates. In addition, the Company’s net income will continue to be reduced by compensation expense for share-based awards to non-employees.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS 143, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This statement is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Effective September 1, 2005, the Company acquired certain assets associated with nine multi-modality fixed-site diagnostic imaging centers. The multi-modality fixed-site diagnostic imaging centers include one MRI system, six CT systems, and 29 other modality systems. The purchase price consisted of $7,650 in cash and $826 in assumed liabilities and transaction costs. The acquisition was financed using the Company’s internally generated funds. As a result of this acquisition, the Company recorded goodwill and intangible assets of $2,246 and $2,400, respectively. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill is deductible for tax purposes and will be amortized over 15 years for tax purposes. The acquisition also includes $246 of contingent payment due to the shareholders of the centers if certain performance targets are met over a three year period. When the contingency is resolved and consideration is distributable, the Company will record the fair value of the consideration as additional purchase price to goodwill. Adjustments to goodwill may occur in future periods as a result of changes in the original valuation of assets and liabilities acquired. The year ended December 31, 2005 includes four months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on the Company’s consolidated financial position or results of operations.

Effective October 1, 2005, the Company acquired 100% of the outstanding stock of PET Scans of America Corp. (“PSA”), a mobile provider of PET and PET/CT services primarily to hospitals in 13 states. The purchase price consisted of $36,596 in cash and $3,692 in assumed liabilities and transaction costs. The acquisition was financed using the Company’s revolving line of credit, internally generated funds, and capital leases. As a result of this acquisition the Company acquired intangible assets of $11,400, of which $9,100 was assigned to PSA customer contracts, which will be amortized over 10 years, and $2,100 was assigned to certificates of need held by PSA, which have indefinite useful lives and are not subject to amortization. These assets were recorded at fair value at the acquisition date. The Company recorded total goodwill of $22,472, which includes $3,007 of goodwill related to income tax timing differences as a result of the acquisition. None of the goodwill recorded is deductible for tax purposes. Adjustments to goodwill may occur in future periods as a result of changes in the original valuation of assets and liabilities acquired. The year ended December 31, 2005 includes three months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on the Company’s consolidated financial position or results of operations.

In late December 2005, the Company purchased an additional equity interest in a joint venture the Company formed in 2004 with the University of Pittsburgh Medical Center. The joint venture, Alliance Oncology (“AO”), is designed to partner with hospitals to build and operate radiation oncology centers, with an emphasis on intensity modulated radiation therapy and image guided radiation therapy. The purchase price for the additional equity interest was $8,000, which was financed through the Company’s revolving line of credit. The Company now owns 80% of AO. As a result of this acquisition the Company recorded goodwill of $6,946, which is deductible for tax purposes and will be amortized over 15 years for tax purposes. Adjustments to goodwill may occur in future periods as a result of changes in the original valuation of assets and liabilities acquired. The year ended December 31, 2005 did not include any consolidated results of operations from this acquisition due to the small number of days between the acquisition date and the fiscal year end. During the year the Company recorded earnings in unconsolidated investees for the Company’s share of AO’s previously unconsolidated earnings. The Company has not included pro forma information as this acquisition did not have a material impact on the Company’s consolidated financial position or results of operations.

4.   Impairment Charges

In 2003, the Company saw an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers selling systems directly to certain of the Company’s clients. This has caused an increase in the number of the Company’s clients deciding not to renew its contracts, and as a result, the Company’s MRI revenues have declined and they continue to decline through 2005. These events triggered an acceleration of the review of the recoverability of the carrying value of certain equipment, goodwill, and other intangible assets according to the provisions of SFAS 144 and SFAS 142. Due to the factors noted above, in 2003 the Company recognized a non-cash impairment charge totaling $73,225 associated with goodwill and other intangible assets and certain equipment in accordance with the provisions of SFAS 142 and 144, and an impairment of an investment in a joint venture, the components of which are described in more detail below.

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

In 2003, the Company recognized a $7,714 impairment charge relating to an other than temporary decline in the fair value of the Company’s investment in a joint venture. The Company concluded that its investment was other than temporarily impaired because the Company’s carrying value of the investment exceeded the calculated fair value of the investment and the prospects for recovery are still considered weak. The fair value of the investment was based upon the Company’s best estimate of the expected discounted future cash flows of the joint venture.

5.   Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2004	$122,992
Goodwill acquired during the year (see Note 3)	31,664
Balance at December 31, 2005	$154,656

Intangible assets consisted of the following:

	December 31, 2004			December 31, 2005
	Gross Carrying	Accumulated	Intangible	Gross Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, net	Amount	Amortization	Assets, net
Amortizing intangible assets:
Customer contracts	$40,426	$(15,528)	$24,898	$51,063	$(18,791)	$32,272
Other	3,272	(2,010)	1,262	4,467	(1,910)	2,557
Total amortizing intangible assets	$43,698	$(17,538)	$26,160	$55,530	$(20,701)	$34,829
Intangible assets not subject to amortization			$2,089			$4,242
Total other intangible assets, net			$28,249			$39,071

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

Based upon the SFAS 144 study performed, the Company changed its estimate for the amortization period of certain customer contracts from a weighted average useful life of 19 years to 15 years in the third quarter of 2003. This change in estimate has been recognized on a prospective basis. Other intangible assets subject to amortization were determined to have a weighted average useful life of four years. Amortization expense for intangible assets subject to amortization was $2,897, $3,522 and $3,954 for the years ended December 31, 2003, 2004 and 2005, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.

Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2006	$4,871
2007	4,655
2008	4,441
2009	4,120
2010	4,032

6.   Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31,
	2004	2005
Accrued systems rental and maintenance costs	$3,058	$5,801
Accrued site rental fees	1,796	1,242
Accrued property and sales taxes payable	8,061	10,569
Accrued self-insurance expense	4,789	5,725
Other accrued expenses	4,473	5,727
Total	$22,177	$29,064

7.   Long-Term Debt and Senior Subordinated Credit Facility

Long-term debt consisted of the following:

	December 31,
	2004	2005
Term loan facility	$409,875	$384,875
Revolving loan facility	—	29,500
Senior subordinated notes	153,541	153,541
Equipment debt	12,248	11,666
Long-term debt, including current portion	575,664	579,582
Less current portion	9,390	7,781
Long-term debt	$566,274	$571,801

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

On December 29, 2004, the Company entered into a third amendment to its Credit Agreement which revised the Tranche C term loan facility (“Tranche C1”) resulting in incremental borrowings of $154,000 and decreased the maximum amount of availability under the existing revolving loan facility from $150,000 to $70,000. The proceeds from the amendment were used to complete a cash tender offer to retire $256,459 of the $260,000 10 3/8% Senior Subordinated Notes due 2011, as discussed below. The Tranche C1 borrowing rate decreased to LIBOR plus 2.250%. On December 19, 2005 the Company entered into a fourth amendment to its Credit Agreement which revised the Company’s maximum consolidated leverage ratio covenant to a level not to exceed 4.00 to 1.00 as of the last day of any fiscal quarter until the expiration of the agreement. Prior to the fourth amendment, the Company’s maximum consolidated leverage ratio covenant was 3.75 to 1.00 as of the last day of any fiscal quarter beginning March 31, 2006 to the expiration of the agreement. The fourth amendment also requires the Company to maintain a maximum consolidated senior leverage ratio covenant at a level not to exceed 3.00 to 1.00 as of the last day of any fiscal quarter. The amendment increased the Tranche C1 LIBOR margin from an annual rate of 2.250% to 2.500%. In connection with the amendment, the Company incurred an amendment fee of $594.

At December 31, 2005, the Company had $29,500 in borrowings outstanding under the revolving loan facility and $34,879 in available borrowings under the revolving loan facility. The Company’s Credit Agreement, as amended, will govern the Tranche C1 and the revolving loan facility with the same security provisions and the revised restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and restrictive payments. As of December 31, 2005, the Company was in compliance with all covenants under the Credit Agreement. As noted in the maturities schedule, principal payments are required in 2006 and on various dates through 2011 for the Tranche C1 and revolving loan facility. Voluntary prepayments are permitted in whole or in part without premium or penalty. Interest under Tranche C1 and the revolving loan facility is variable based on the Company’s leverage ratio and changes in specified published rates and the bank’s prime lending rate.

The weighted average interest rates on Tranche A and the Tranche C1 term loan facilities at December 31, 2004 were 3.500% and 4.690%, respectively. The remaining principal balance of Tranche A was paid during 2005. The weighted average interest rates on Tranche C1 and the revolving loan facility at December 31, 2005 were 6.282% and 5.875%, respectively. The Company pays a commitment fee equal to 0.50% per annum on the undrawn portion available under the revolving loan facility. The Company also pays variable per annum fees in respect of outstanding letters of credit. The Credit Agreement is collateralized by the Company’s equity interests in its majority owned subsidiaries, partnerships and limited liability companies and its unencumbered assets, which include accounts receivable, inventory, equipment, and intellectual property.

10 3/8% Senior Subordinated Notes   In December 2004 the Company completed a cash tender offer (the “Tender Offer”) for any and all of its outstanding 10 3/8% Notes. The Company redeemed substantially all of the 10 3/8% Notes at a redemption price equal to 113.856% of the principal amount, together with the accrued interest to the redemption date. The Company incurred a loss on early retirement of debt of $44,393 for the tender offer which represents the tender premium and consent payment to redeem the 10 3/8% Notes, write off of unamortized debt issuance costs related to the retired debt, and fees and expenses related to the redemption of the 10 3/8% Notes. The Company used the remaining proceeds from Tranche C1, proceeds from the sale of the 7 1/4% Notes described below, and existing cash to settle the tender premium and consent payment. At December 31, 2005, the Company had $3,541 remaining of the original $260,000 10 3/8% Notes. As of December 31, 2005, the Company was in compliance with all covenants contained in our 10 3/8% Notes.

7 1/4% Senior Subordinated Notes   On December 29, 2004, the Company issued $150,000 of its 7 1/4% Senior Subordinated Notes due 2012 (the “7 1/4% Notes”) in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, and used the proceeds to repay a portion of its 10 3/8% Notes. The 7 1/4% Notes contain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and restrictive payments. The 7 1/4% Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior debt, including bank debt, and all obligations of its subsidiaries. As of December 31, 2005, the Company was in compliance with all covenants contained in the 7 1/4% Notes.

The maturities of long-term debt as of December 31, 2005 are as follows:

	Bank Credit Facilities		Subordinated	Equipment
	Tranche C1	Revolver	Notes	Loans	Total

Year ending December 31:
2006	$3,900	$—	$—	$3,881	$7,781
2007	3,900	—	—	3,022	6,922
2008	3,900	—	—	2,255	6,155
2009	3,900	—	—	1,681	5,581
2010	3,900	29,500	—	827	34,227
Thereafter	365,375	—	153,541	—	518,916
	$384,875	$29,500	$153,541	$11,666	$579,582

Of the Company’s total indebtedness at December 31, 2005, $570,877 is an obligation of the Company and $8,705 is an obligation of the Company’s consolidated subsidiaries.

8.   Stockholders’ Deficit

(Loss) Earnings Per Common Share   The following table sets forth the computation of basic and diluted (loss) earnings per share (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2003	2004	2005
Numerator:
Net (loss) income	$(31,610)	$(486)	$19,849
Denominator:
Weighted-average shares—basic	47,872	48,350	49,378
Effect of dilutive securities:
Employee stock options	—	—	884
Weighted-average shares—diluted	47,872	48,350	50,262
(Loss) earnings per common share:
Basic	$(0.66)	$(0.01)	$0.40
Diluted	$(0.66)	$(0.01)	$0.39
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	4,149	1,291	1,279
Average exercise price per share that exceeds average market price of common stock	$6.31	$8.19	$11.60

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

In connection with the 1999 Recapitalization Merger, the Company adopted an employee stock option plan (the “1999 Equity Plan”) pursuant to which options with respect to a total of 6,325,000 shares of the Company’s common stock will be available for grant. Options are granted with exercise prices equal to fair value of the Company’s common stock at the date of grant, except as noted below. All options have 10-year terms. A portion of the options vest in equal increments over five years and a portion vest after eight years (subject to acceleration if certain financial performance targets are achieved). In November 2000, the Company granted 865,000 options to certain employees at exercise prices below the fair value of the Company’s common stock, of which 35,000 options were outstanding at December 31, 2005. The exercise price of these options and the fair value of the Company’s common stock on the grant date were $5.60 and $9.52 per share, respectively. For the years ended December 31, 2003, 2004 and 2005 the Company recorded non-cash stock-based compensation of $72, $48 and $24, respectively, with an offset to additional paid-in deficit.

Under the 1999 Equity Plan, a portion of the options granted are “performance options.” These options vest on the eighth anniversary of the grant date if the option holder is still an employee, but the vesting accelerates if the Company meets the operating performance targets specified in the option agreements. On June 20, 2001, the Company’s compensation committee authorized the Company to amend the option agreements under its 1999 Equity Plan to reduce the performance targets for 1,899,600 performance options out of the 2,284,222 performance options outstanding. On May 18, 2004, the Company’s compensation committee authorized the Company to make a second amendment to the option agreements under its 1999 Equity Plan to further reduce the performance targets for all of the 1,914,500 performance options outstanding. As a result of the amendment, if the Company achieves the reduced performance targets but does not achieve the original performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, the Company would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option’s exercise price. Management estimates that the Company could incur an additional $200 to $500 in the aggregate of these non-cash stock-based compensation charges over the next 3 1/2 years. These charges, however, may not be evenly distributed over each of those three years or over the four quarters in any one year, depending upon the timing of employee turnover and the number of shares subject to the options held by departing employees. For the year ended December 31, 2003, 2004 and 2005, the Company recorded $1,600, $274 and $228, respectively, in non-cash stock-based compensation as a result of the amendment.

In 2005, the Company created an advisory committee of industry and medical consultants. Non-employee stock-based awards are granted to the members of the advisory committee with an exercise price equal to the market value of the underlying common stock on the date of grant. For the year ended December 31, 2005 the Company recorded non-cash stock-based compensation of $27, as a result of granting stock options to these non-employees.

The following table summarizes the Company’s stock option activity:

		Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2002	5,429,300	$4.35
Granted	2,511,000	4.77
Exercised	(210,000)	1.10
Canceled	(2,909,420)	4.10
Outstanding at December 31, 2003	4,820,880	4.86
Granted	987,500	3.92
Exercised	(1,033,850)	3.72
Canceled	(1,085,420)	5.75
Outstanding at December 31, 2004	3,689,110	4.67
Granted	1,078,500	10.88
Exercised	(547,610)	4.19
Canceled	(648,725)	6.71
Outstanding at December 31, 2005	3,571,275	$6.25

The following table summarizes information about all stock options outstanding at December 31, 2005:

		Weighted Average
Options	Exercise	Remaining	Options	Exercise
Outstanding	Price	Contractual Life	Exercisable	Price
9,000	$2.04	1.8	9,000	$ 2.04
62,500	2.20	3.2	62,500	2.20
214,450	5.60	3.8	214,450	5.60
35,000	5.60	4.8	35,000	5.60
27,400	13.00	5.6	21,920	13.00
10,000	13.00	5.6	8,000	13.00
35,000	10.65	6.0	24,500	10.65
1,000,000	5.27	7.0	500,000	5.27
246,000	5.19	7.0	84,000	5.19
400,000	2.95	7.3	200,000	2.95
53,000	4.95	7.4	26,500	4.95
48,000	3.55	7.7	19,200	3.55
359,425	3.67	8.0	19,771	3.67
70,000	4.04	8.4	21,000	4.04
40,000	4.06	8.4	12,000	4.06
35,000	4.19	8.6	35,000	4.19
20,000	7.20	8.8	4,000	7.20
15,000	6.94	8.8	5,000	6.94
2,500	10.98	9.0	833	10.98
574,500	12.35	9.0	9,250	12.35
80,000	9.60	9.2	8,000	9.60
15,000	9.17	9.2	1,500	9.17
10,000	10.41	9.3	1,000	10.41
50,000	10.71	9.4	5,000	10.71
2,500	8.62	9.7	—	8.62
150,000	5.56	9.9	—	5.56
6,000	7.75	9.8	—	7.75
1,000	5.62	10.0	—	5.62
3,571,275	$6.25	7.5	1,327,424	$ 5.09

Directors’ Deferred Compensation Plan   Effective January 1, 2000, the Company established a Directors’ Deferred Compensation Plan (the “Director Plan”) for all non-employee directors. Each of the non-employee directors has elected to participate in the Director Plan and have their annual fee of $25 deferred into a stock account and converted quarterly into Phantom Shares. Upon retirement, separation from the Board of Directors, or the occurrence of a change of control, each director has the option of being paid cash or issued common stock for their Phantom Shares. For the years ended December 31, 2003, 2004 and 2005 the Company recorded additional director fees of zero, $299, and ($220) respectively, with an increase (decrease) to other accrued liabilities for the difference between the current fair market value and the original issuance price of the Phantom Shares. At December 31, 2004 and 2005, $946 and $668, respectively was included in other accrued liabilities relating to the Director Plan.

9.   Derivatives

In the second quarter of 2004, the Company entered into interest rate swap agreements, with notional amounts of $56,813, $46,813 and $48,438 to hedge the future cash interest payments associated with a portion of the Company’s variable rate bank debt. These agreements are three years in length and mature in 2007. As of December 31, 2004, and 2005 the fair value of the Company’s interest rate swap agreements was an accumulated loss of $464 and an accumulated income of $2,824, respectively. Under these arrangements, the Company receives three-month London Interbank Offered Rate (“LIBOR”) and pays a fixed rate of 3.15%, 3.89% and 3.69%, respectively. The net effect of the hedges is to record interest expense at fixed rates of 5.65%, 6.39% and 6.19%, respectively, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the years ended December 31, 2004 and 2005, the Company recorded a net settlement amount of $1,020, and $756, respectively. The Company has designated these swaps as cash flow hedges of variable future cash flows associated with its long-term debt. For the years ended December 31, 2004 and 2005, the Company recognized a comprehensive loss, net of tax, of $278, and a comprehensive income, net of tax, of $1,980, based on the change in fair value of these instruments. The Company will continue to record subsequent changes in the fair value of the swaps through comprehensive (loss) income during the period these instruments are designated as hedges.

In the first quarter of 2005, the Company entered into multiple interest rate collar agreements for its variable rate bank debt. The total underlying notional amount of the debt was $178,000. Under these arrangements the Company has purchased a cap on the interest rate of 4.00% and has sold a floor of 2.25%. The Company paid a net purchase price of $1,462 for these collars. These agreements are two and three years in length and mature at various dates between January 2007 and January 2008. As of December 31, 2005, the fair value of the Company’s interest rate collar agreements was an accumulated income of $2,525. For the year ended December 31, 2005, the Company did not record any net settlement amount. The Company has designated these collars as cash flow hedges of variable future cash flows associated with its long-term debt. For the year ended December 31, 2005, the Company recognized a comprehensive income, net of tax, of $1,515 based on the change in fair value of these instruments. The Company will record subsequent changes in the fair value of the collars through comprehensive (loss) income during the period these instruments are designated as hedges.

10.   Commitments and Contingencies

The Company has maintenance contracts with its equipment vendors for substantially all of its diagnostic imaging equipment. The contracts are between one and five years from inception and extend through the year 2008, but may be canceled by the Company under certain circumstances. The Company’s total contract payments for the years ended December 31, 2003, 2004 and 2005 were $33,598, $35,214 and $35,972, respectively. At December 31, 2005, the Company had binding equipment purchase commitments totaling $24,744.

The Company leases office and warehouse space and certain equipment under non-cancelable operating leases. The office and warehouse leases generally call for minimum monthly payments plus maintenance and inflationary increases. The future minimum payments under such leases are as follows:

Year ending December 31:
2006	$6,439
2007	5,903
2008	4,492
2009	3,073
2010	2,307
Thereafter	2,908
$25,122

The Company’s total rental expense, which includes short-term equipment rentals, for the years ended December 31, 2003, 2004 and 2005 was $8,852, $8,722 and $9,518 respectively.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At December 31, 2005 the Company has determined that no liability is necessary related to these guarantees and indemnities.

The Company guarantees a portion of a loan on behalf of an unconsolidated investee under an agreement executed prior to 2002. The maximum potential future payment under this financial guarantee is $191 at December 31, 2005. The Company has not recorded an obligation for this guarantee.

On May 5, 2005, Alliance Imaging, Inc. was served with a complaint filed in Alameda County Superior Court alleging wage and hour claims on behalf of a putative class of approximately 400 former and current California employees of the Company. On August 19, 2005, the plaintiffs filed an amended complaint, which the Company answered on September 23, 2005. In this suit, captioned Linda S. Jones, et al. v. Alliance Imaging, Inc., et al., the plaintiffs allege violations of California's wage, meal period, and break time laws and regulations. Plaintiffs sought recovery of unspecified economic damages, statutory penalties, attorneys' fees, and costs of suit. The parties are currently taking discovery to develop facts relevant to the named plaintiffs' expected motion for certification of one or more classes. On or about March 10, 2006, plaintiffs filed a second amended complaint adding a cause of action for conversion and a plea for punitive damages. The Company has not yet responded to the second amended complaint and anticipates filing a demurrer and/or motion to strike the new claim and plea. A hearing for any such challenge to the second amended complaint has been scheduled for May 4, 2006. No date for the filing or hearing of a motion for class certification has been set and no trial date has been set. The Company is currently evaluating the allegations of the second amended complaint and are unable to predict the likely timing or outcome of the lawsuit.

The Company from time to time is also involved in other litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

11.   401(k) Savings Plan

The Company established a 401(k) Savings Plan (the “Plan”) in January 1990. Effective August 1, 1998, the Plan was amended and restated in its entirety. Currently, all employees who are over 21 years of age are eligible to participate after attaining three months of service. Employees may contribute between 1% and 25% of their annual compensation. The Company matches 50 cents for every dollar of employee contributions up to 5% of their annual compensation, subject to the limitations imposed by the Internal Revenue Code. Employees vest in employer contributions 25% per year, over 4 years. The Company may also make discretionary contributions depending on profitability. No discretionary contributions were made in 2003, 2004 or 2005. The Company incurred and charged to expense $1,454, $1,468 and $1,421 during 2003, 2004 and 2005, respectively, related to the Plan.

12.   Income Taxes

The (benefit) provision for income taxes shown in the consolidated statements of operations consists of the following:

	Year Ended December 31,
	2003	2004	2005
Current:
Federal	$(100)	$(5,099)	$649
State	1,302	732	9
Total current	1,202	(4,367)	658
Deferred:
Federal	(1,635)	(1,566)	10,321
State	(1,247)	(837)	2,471
Total deferred	(2,882)	(2,403)	12,792
Total (benefit) provision for income taxes	$(1,680)	$(6,770)	$13,450

Significant components of the Company’s net deferred tax assets (liabilities) at December 31 are as follows:

	2004	2005
Basis differences in equipment	$(93,985)	$(87,601)
Basis differences in intangible assets	(5,621)	(11,315)
Net operating losses	71,932	60,345
Accounts receivable	3,027	2,248
State income taxes	3,117	4,065
Accruals not currently deductible for income tax purposes	2,739	5,485
Basis differences associated with acquired investments	(2,228)	(6,097)
Other	1,954	(2,975)
Total deferred taxes	(19,065)	(35,845)
Valuation allowance	(18,113)	(18,113)
Net deferred taxes	$(37,178)	$(53,958)
Current deferred tax asset	$12,782	$6,186
Noncurrent deferred tax liability	(49,960)	(60,144)
Net deferred taxes	$(37,178)	$(53,958)

A reconciliation of the expected total (benefit) provision for income taxes, computed using the federal statutory rate on income (loss) is as follows:

	Year Ended December 31,
	2003	2004	2005
U.S. Federal tax (benefit) expense at statutory rate	$(11,989)	$(3,119)	$11,086
State income taxes, net of federal benefit	454	(68)	1,752
Amortization or write-off of non-deductible goodwill	8,132	—	—
Performance based stock options	—	569	—
Minority interest expense	(589)	(830)	(601)
Earnings from unconsolidated investees	927	1,410	1,170
Tax settlement	—	(5,095)	—
Other	1,385	363	43
(Benefit) provision for income taxes	$(1,680)	$(6,770)	$13,450

As of December 31, 2005, the Company had net operating loss carryforwards of approximately $163,840 and $40,063 for federal and state income tax purposes, respectively. The utilization of the majority of these net operating loss carryforwards may be subject to limitation under Section 382 of the Internal Revenue Code. These loss carryforwards will expire at various dates from 2006 through 2025. As of December 31, 2005, the Company also had alternative minimum tax credit carryforwards of $1,223 with no expiration date.

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

At December 31, 2005, approximately $1,200 of tax contingency accruals remain as the Company feels it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated based on specific events.

13.   Related-Party Transactions

The Company recorded management fees payable to Kohlberg Kravis Roberts & Co (“KKR”) of $650 in 2003, 2004 and 2005, and will continue to receive financial advisory services from KKR on an ongoing basis. At December 31, 2004 and 2005, the Company has accrued $163 related to these services.

Revenue from management agreements with unconsolidated equity investees was $9,028, $11,508 and $11,873 during 2003, 2004 and 2005, respectively.

14.   Investments in Unconsolidated Investees

The Company has direct ownership in five unconsolidated investees at December 31, 2005. The Company owns between 30 percent and 50 percent of these investees, and provides management services under agreements with three of these investees, expiring at various dates through 2023. As discussed in Note 3, in late December 2005 the Company purchased an additional equity interest in AO, a joint venture formed in 2004, which was an unconsolidated investee prior to purchase of the additional equity interest. AO was included in the total unconsolidated investee count of six at December 31, 2004. The Company’s earnings in unconsolidated investees for the years ended December 31, 2004 and December 31, 2005 include the Company’s percentage of AO’s earnings for these periods. At December 31, 2005 the Company also has ownership in an unconsolidated investee of AO. AO owns 50% of this investee and provides management services under an agreement which expires in 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

Set forth below is certain financial data of these investees (amounts in thousands):

	Decmber 31,
	2004	2005
Combined Balance Sheet Data:
Current assets	$15,342	$11,232
Noncurrent assets.	24,740	31,958
Current liabilities	9,136	12,230
Noncurrent liabilities	11,763	12,779

	Years Ended December 31,
	2003	2004	2005
Combined Operating Results:
Revenues	$34,921	$30,799	$34,709
Expenses	29,279	22,061	25,332
Net income	5,642	8,738	9,377
Equity in earnings of unconsolidated investees	2,649	4,029	3,343

15.   Quarterly Financial Data (Unaudited)

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

	Quarter Ended
	Mar. 31, 2004	Jun. 30, 2004	Sep. 30, 2004	Dec. 31, 2004
Revenues	$105,646	$109,481	$109,760	$107,193
Income (loss) before income taxes, minority interest expense and earnings from unconsolidated investees	7,538	10,656	11,041	(38,147)
Net income (loss)	4,540	11,723	6,966	(23,715)
Earnings (loss) per common share:
Basic	$0.09	$0.24	$0.14	$(0.49)
Diluted	$0.09	$0.24	$0.14	$(0.49)

	Quarter Ended
	Mar. 31, 2005	Jun. 30, 2005	Sep. 30, 2005	Dec. 31, 2005
Revenues	$105,964	$108,434	$106,198	$110,192
Income before income taxes, minority interest expense and earnings from unconsolidated investees	9,995	9,956	8,055	3,668
Net income	6,135	6,155	5,011	2,548
Earnings per common share:
Basic	$0.12	$0.12	$0.10	$0.05
Diluted	$0.12	$0.12	$0.10	$0.05

The Company experiences seasonality in the revenues and margins generated for its services. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue is affected primarily by fewer calendar days and inclement weather, typically resulting in fewer patients being scanned during the period. Fourth quarter revenue is affected primarily by holiday and client and patient vacation schedules and inclement weather, also resulting in fewer scans during the period. During the fourth quarter of 2005, the expected slight decrease in revenue due to seasonality issues was offset by an increase in revenue as a result of the Company’s acquisition activity in the third and fourth quarters of 2005, as discussed in Note 3. The variability in margins is higher than the variability in revenues due to the fixed nature of the Company’s costs.

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Deloitte & Touche LLP has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

Paul S. Viviano, Chief Executive Officer
Howard K. Aihara, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alliance Imaging, Inc.
Anaheim, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Alliance Imaging, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Costa Mesa, California
March 16, 2006

Item 9B.               Other Information

None

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

The information required by Item 10 of Form 10-K with respect to identification of our directors is incorporated by reference from the information contained in the section captioned “Nominees and Other Members of the Board of Directors” in our 2006 definitive proxy statement.

The information required by Item 10 of Form 10-K with respect to compliance with Section 16 (a) of the Securities Exchange Act, as amended, is incorporated by reference from the information contained in the section captioned “Section 16(a) Beneficial Reporting Compliance” in our 2006 definitive proxy statement.

The information required by Item 10 of Form 10-K with respect to our Code of Business Conduct and Ethics that applies to our senior financial officers is incorporated by reference from the section captioned “Availability of Certain Documents” in our 2006 definitive proxy statement.

The information required by Item 10 of Form 10-K with respect to audit committees and audit committee financial experts is incorporated by reference from the information contained in the section captioned “Corporate Governance and Board Committees” in our 2006 definitive proxy statement.

Item 11.                 Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Directors Compensation”, “Summary Compensation Table”, “Option Grants in Last Fiscal Year”, “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values”, “Employment and Change of Control Arrangements”, “Stock Performance Graph”, “Report of the Compensation Committee on Executive Compensation”, and “Compensation Committee Interlocks and Insider Participation” in our 2006 definitive proxy statement.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information contained in the section captioned “Ownership of Alliance Common Stock” in our 2006 definitive proxy statement.

The information required by Item 12 of Form 10-K with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from the information contained in Item 5 of Part II of this Form 10-K.

Item 13.                 Certain Relationships and Related Transactions.

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned “Certain Relationships and Related Party Transactions” in our 2006 definitive proxy statement.

Item 14.                 Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K with respect to principal accountant fees and services is incorporated by reference from the section captioned “Ratification of the Appointment of Deloitte & Touche LLP as Independent Auditors” in our 2006 definitive proxy statement.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)           The following documents are filed as part of this Form 10-K:

1.     Financial Statements:

A listing of the Consolidated Financial Statements of Alliance Imaging, Inc., related notes and Report of Independent Registered Public Accounting Firm is set forth in Item 8 of this report on Form 10-K.

The consolidated balance sheets of Alliance-HNI L.L.C. and Subsidiaries as of December 31, 2005 and 2004, the Consolidated Statements of Operations and Comprehensive Income, Changes in Members’ Capital, and Cash Flows for each of the three years in the period ended December 31, 2005, related notes and the Report of Independent Registered Public Accounting Firm are set forth in Exhibit 99.1 to this Form 10-K.

2.     Financial Statement Schedules:

The following Financial Statement Schedule for the years ended December 31, 2005, 2004 and 2003 is set forth on page 87 of this report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes for the year ended December 31, 2005.

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

4.6	Supplemental Indenture dated as of December 14, 2004 by and between Registrant and the Bank of New York with respect to 10 3/8% Senior Subordinated Notes due 2011. (13)
4.7	Third Amendment dated as of December 29, 2004 to Credit Agreement.(13)
4.8	Fourth Amendment dated as of December 19, 2005 to Credit Agreement.(16)
10.1	The 1999 Equity Plan for Employees of Alliance and Subsidiaries including the forms of option agreements used thereunder, as amended.(5)

10.2	The Alliance 1997 Stock Option Plan, including form of option agreement used thereunder, as amended.(5)
10.3	The Three Rivers Holding Corp. 1997 Stock Option Plan, as amended.(5)
10.4	Alliance Directors’ Deferred Compensation Plan, as amended.(6)
10.5	2003 Incentive Plan(9)
10.6	Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(1)
10.7	Agreement Not to Compete dated as of July 23, 1999 between Alliance and Richard N. Zehner.(1)
10.8	Amendment to Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(2)
10.9	Amendment to Employment Agreement dated as of December 31, 1997 between Alliance and Richard N. Zehner.(3)
10.10	Second Amendment to Employment Agreement dated as of February 5, 1998 between Alliance and Richard N. Zehner.(3)
10.11	Employment Agreement dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.12	Agreement Not to Compete dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.15	Employment Agreement dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.16	Agreement Not to Compete dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.17	Employment Agreement dated as of January 1, 2003 between Alliance and Paul S. Viviano.(9)
10.18	Agreement Not to Compete dated as of January 1, 2003 between Alliance and Paul S. Viviano.(9)
10.19	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(9)
10.20	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(9)
10.21	Form of Stockholder’s Agreement.(5)
10.23	Registration Rights Agreement dated as of November 2, 1999.(5)
10.24	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.25	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.26	Form of Indemnification Agreement.(6)
10.27	Amendment to Employment Agreement, Non-Qualified Stock Option Agreement and Non-Compete Agreement, dated as of May 21, 2003, between Alliance and Richard N. Zehner.(10)

10.29	Amendment to Employment Agreement and Stockholders’ Agreement, dated March 29, 2004 by and between Alliance, Viewer Holdings, LLC and Kenneth S. Ord.(12)
10.30	Amended and Restated Employment Agreement dated as of May 9, 2005 between Alliance and Paul S. Vivano.(15)
10.31	Agreement Not to Compete dated as of May 9, 2005 between Alliance and Paul S. Vivano.(15)
10.32	Employment Agreement dated as of May 9, 2005 between Alliance and Andrew P. Hayek.(15)
10.33	Agreement Not to Compete dated as of May 9, 2005 between Alliance and Andrew P. Hayek.(15)
10.34	Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara.(17)
10.35	Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara.(17)
21.1	List of subsidiaries.(17)
23.1	Consent of Independent Registered Public Accounting Firm.(17)
23.2	Consent of Independent Registered Public Accounting Firm.(17)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(17)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(17)
99.1

Alliane-HNI L.L.C. and Subsidiaries Consolidated Balance Sheets as of December 31, 2005 and 2004 and the Consolidated Statements of Operations and Comprehensive Income, Changes in Members’ Capital, and Cash Flows for each of the Three Years in the Period Ended December 31, 2005 and Report of Independent Registered Public Accounting Firm.(17)

(1)          Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-2, No. 333-33817.

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

(16)   Incorporated by reference to exhibits filed in response to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 22, 2005 (File No. 001-16609).

(17)   Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE IMAGING, INC.
March 16, 2006	By:	/s/ PAUL S. VIVIANO
Paul S. Viviano,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2006.

Signature	Title
/s/ PAUL S. VIVIANO	Chairman of the Board and Chief Executive Officer
Paul S. Viviano	(Principal Executive Officer)
/s/ HOWARD K. AIHARA	Executive Vice President and Chief Financial Officer
Howard K. Aihara	(Principal Financial Officer)
/s/ NICHOLAS A. POAN	Vice President and Corporate Controller
Nicholas A. Poan	(Principal Accounting Officer)
/s/ NEIL F. DIMICK	Director
Neil F. Dimick
/s/ ANTHONY B. HELFET	Director
Anthony B. Helfet
/s/ KENNETH W. FREEMAN	Director
Kenneth W. Freeman
/s/ MICHAEL W. MICHELSON	Director
Michael W. Michelson
/s/ JAMES C. MOMTAZEE	Director
James C. Momtazee
/s/ EDWARD L. SAMEK	Director
Edward L. Samek
/s/ JAMES H. GREENE	Director
James H. Greene, Jr.

ALLIANCE IMAGING, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions (Bad Debt Write-offs, net of Recoveries)	Balance at End of Period
Year ended December 31, 2005
Allowance for Doubtful Accounts	$7,376	$2,638	$(4,156)	$5,858
Year ended December 31, 2004
Allowance for Doubtful Accounts	$8,376	$809	$(1,809)	$7,376
Year ended December 31, 2003
Allowance for Doubtful Accounts	$9,187	$2,843	$(3,654)	$8,376