Form 10-Q
period 2006-03-31
ALLIANCE IMAGING INC /DE/
filed 2006-05-10
CIK 817135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2006:

Common Stock, $.01 par value, 49,670,981 shares

ALLIANCE IMAGING,  INC.
FORM 10-Q

March 31, 2006

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	December 31,	March 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$13,421	$9,744
Accounts receivable, net of allowance for doubtful accounts	48,236	52,847
Deferred income taxes	6,186	15,118
Prepaid expenses and other current assets	3,686	2,836
Other receivables	8,983	10,986
Total current assets	80,512	91,531
Equipment, at cost	752,128	759,177
Less accumulated depreciation	(393,179)	(398,987)
Equipment, net	358,949	360,190
Goodwill	154,656	154,715
Other intangible assets, net	39,071	38,843
Deferred financing costs, net	8,236	7,977
Other assets	33,918	29,447
Total assets	$675,342	$682,703
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$23,672	$13,843
Accrued compensation and related expenses	14,088	14,209
Accrued interest payable	4,561	7,557
Income taxes payable	87	238
Other accrued liabilities	29,064	29,271
Current portion of long-term debt	7,781	7,618
Total current liabilities	79,253	72,736
Long-term debt, net of current portion	418,260	412,754
Senior subordinated notes	153,541	153,541
Minority interests and other liabilities	4,400	4,320
Deferred income taxes	60,144	72,826
Total liabilities	715,598	716,177
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock	496	496
Additional paid-in deficit	(11,876)	(10,979)
Accumulated comprehensive income	3,217	4,034
Accumulated deficit	(32,093)	(27,025)
Total stockholders’ deficit	(40,256)	(33,474)
Total liabilities and stockholders’ deficit	$675,342	$682,703

See accompanying notes.

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share amounts)

	Quarter Ended
	March 31,
	2005	2006
Revenues	$105,964	$115,343
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	53,936	59,867
Selling, general and administrative expenses	11,686	13,756
Employment agreement costs	274	—
Severance and related costs	—	489
Depreciation expense	20,463	21,001
Amortization expense	881	1,244
Interest expense, net of interest income	9,061	10,216
Other (income) and expense, net	(332)	728
Total costs and expenses	95,969	107,301
Income before income taxes, minority interest expense and earnings from unconsolidated investees	9,995	8,042
Income tax expense	4,132	3,474
Minority interest expense	412	540
Earnings from unconsolidated investees	(684)	(1,040)
Net income	$6,135	$5,068
Comprehensive income, net of taxes:
Net income	$6,135	$5,068
Unrealized gain on hedging transactions, net of taxes	2,745	817
Comprehensive income	$8,880	$5,885
Earnings per common share:
Basic	$0.12	$0.10
Diluted	$0.12	$0.10
Weighted average number of shares of common stock and common stock equivalents:
Basic	49,132	49,608
Diluted	50,312	49,974

See accompanying notes.

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Quarter Ended March 31,
	2005	2006
Operating activities:
Net income	$6,135	$5,068
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	403	761
Non-cash share-based compensation	63	715
Depreciation and amortization	21,344	22,245
Amortization of deferred financing costs	514	396
Distributions greater than (less than) equity in undistributed income of investees	175	(489)
Deferred income taxes	3,922	3,242
(Gain) loss on sale of assets	(332)	728
Changes in operating assets and liabilities:
Accounts receivable	633	(5,439)
Prepaid expenses and other current assets	(132)	850
Other receivables	(1,424)	(2,003)
Other assets	(913)	(306)
Accounts payable	(7,198)	(9,718)
Accrued compensation and related expenses	(1,947)	121
Accrued interest payable	5,034	2,996
Income taxes payable	(34)	151
Other accrued liabilities	920	339
Minority interests and other liabilities	(65)	(168)
Net cash provided by operating activities	27,098	19,489
Investing activities:
Equipment purchases	(13,500)	(24,331)
(Increase) decrease in deposits on equipment	(255)	5,734
Proceeds from sale of assets	788	427
Net cash used in investing activities	(12,967)	(18,170)
Financing activities:
Principal payments on equipment debt	(1,285)	(1,129)
Principal payments on term loan facility	(25,000)	—
Principal payments on revolving loan facility	—	(12,500)
Proceeds from revolving loan facility	—	8,500
Payments of debt issuance costs	(72)	(137)
Proceeds from exercise of employee stock options	605	270
Net cash used in financing activities	(25,752)	(4,996)
Net decrease in cash and cash equivalents	(11,621)	(3,677)
Cash and cash equivalents, beginning of period	20,721	13,421
Cash and cash equivalents, end of period	$9,100	$9,744
Supplemental disclosure of cash flow information:
Interest paid	$3,601	$6,977
Income taxes paid, net of refunds	244	128
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$1,824	$4,442
Capital lease obligations assumed for the purchase of equipment debt	—	1,839
Equipment debt transferred to unconsolidated investee	—	(2,379)
Comprehensive income from hedging transactions, net of taxes	2,745	817

See accompanying notes.

ALLIANCE IMAGING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2005.

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

2. Non-Cash Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R) (revised December 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). This statement requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, SFAS 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period. The statement is effective for the first fiscal year beginning after June 15, 2005.

The Company adopted SFAS 123(R) for the fiscal year beginning January 1, 2006, using the modified prospective application transition method and, accordingly, has not restated the consolidated financial statements for prior interim periods or fiscal years. Under SFAS 123(R), the Company now records in its consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after January 1, 2006 under the provisions of SFAS 123(R) and (ii) compensation cost for the unvested portion of options granted prior to January 1, 2006 over their remaining vesting periods using the amounts previously measured under SFAS 123 for pro forma disclosure purposes.

Stock Option Plans and Awards

In December 1997, the Company adopted an employee stock option plan (“1997 Equity Plan”) pursuant to which options with respect to a total of 4,685,450 shares of the Company’s common stock were available for grant. Options were granted at their fair value at the date of grant. All options have 10-year terms. On November 2, 1999, in connection with a series of transactions contemplated by an Agreement and Plan of Merger between Viewer Acquisition Corp and the Company in November 1999 (the “1999 Recapitalization Merger”), all options under the 1997 Equity Plan became fully vested.

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

In connection with the 1999 Recapitalization Merger, the Company adopted an employee stock option plan (the “1999 Equity Plan”) pursuant to which options with respect to a total of 6,325,000 shares of the Company’s common stock became available for grant. As of March 31, 2006, a total of 1,201,625 shares are available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to fair value of the Company’s common stock at the date of grant, except as noted below. All options have 10-year terms. A portion of the options vest in equal increments over five years and a portion vest after eight years (subject to acceleration if certain financial performance targets are achieved). The Company settles stock option exercises with newly issued shares of common stock.

Consistent with the valuation method for the disclosure-only provisions of SFAS 123, the Company is using the Black-Scholes option pricing model to value the compensation expense associated with stock-based awards under SFAS 123(R). The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the table below. In addition, forfeitures are estimated when recognizing compensation expense, and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. For the quarter ended March 31, 2005, the Company recorded $63 in non-cash share-based compensation for stock options granted with exercise prices below the fair value of the Company’s common stock at the date of grant and for certain stock options subject to amended performance targets under the 1999 Equity Plan, as discussed below. For the quarter ended March 31, 2006, of the total $715 in non-cash share-based compensation recorded, $553 was incremental share-based compensation as a result of the adoption of SFAS 123(R).

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Quarter Ended March 31,
	2005	2006
Risk free interest rate	3.78%	4.55%
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	52.6%	56.7%
Average expected life (in years)	5.45	6.69

The expected stock price volatility rates are based on a blend of the historical volatility of the Company’s common stock and peer implied volatility. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the weighted average period of time that options or awards granted are expected to be outstanding, as calculated using the simplified method described in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.

In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company’s common stock, of which 35,000 options were outstanding at March 31, 2006. The exercise prices of these options and the fair value of the Company’s common stock on the grant date were $5.60 and $9.52 per share, respectively. The Company recorded non-cash share-based compensation of $6 for the quarter ended March 31, 2005, with an offset to paid-in-capital deficit. As the Company adopted SFAS 123 (R) effective January 1, 2006, any non-cash share-based compensation as a result of granting these stock options is included in the Company’s consolidated total of non-cash share-based compensation of $715 for the quarter ended March 31, 2006.

Under the 1999 Equity Plan, a portion of the options granted are “performance options.” These options vest on the eighth anniversary of the grant date if the option holder is still an employee, but the vesting accelerates if the Company meets the operating performance targets specified in the option agreements. On June 20, 2001, the Company’s compensation committee authorized the Company to amend the option agreements under its 1999 Equity Plan to reduce the performance targets for 1,899,600 performance options out of the 2,284,222 performance options outstanding. On May 18, 2004, the Company’s compensation committee authorized the Company to make a second amendment to the option agreements under its 1999 Equity Plan to further reduce the performance targets for all of the 1,914,500 performance options outstanding. As a result of the amendment, if the Company achieves the reduced performance targets but does not achieve the original performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, the Company would be required to record a non-cash share-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option’s exercise price. For the quarter ended March 31, 2005 the Company recorded $57 in non-cash share-based compensation as a result of the amendment. As the Company adopted SFAS 123 (R) effective January 1, 2006, any non-cash share-based compensation as a result of these amendments is included in the Company’s consolidated total of non-cash share-based compensation of $715 for the quarter ended March 31, 2006.

The following table summarizes the Company’s stock option activity:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term	(in thousands)
Outstanding at December 31, 2005	3,571,275	$6.25
Granted	861,500	4.27
Exercised	(61,375)	4.41
Canceled	(163,400)	8.06
Outstanding at March 31, 2006	4,208,000	$5.80	7.72	$14,031
Vested and expected to vest in the future at March 31, 2006	4,109,000	$5.79	7.69	$13,687
Exercisable at March 31, 2006	1,498,098	$5.20	6.26	$4,607

The weighted average grant-date fair value of options granted during the quarters ended March 31, 2005 and 2006 was $6.11 per share and $2.58 per share, respectively. The total intrinsic value of options exercised during the quarters ended March 31, 2005 and 2006 was $1,642 and $91, respectively. The total cash received from employees as a result of stock option exercises was $605 and $270 for the quarters ended March 31, 2005 and 2006, respectively.

The following table summarizes the Company’s unvested stock option activity:

	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2005	2,243,851	$3.86
Granted	861,500	2.58
Vested	(246,349)	3.38
Canceled	(149,100)	4.43
Unvested at March 31, 2006	2,709,902	$3.47

At March 31, 2006, the total unrecognized fair value compensation cost related to unvested stock options granted to both employees and non-employees was $9,080, which is expected to be recognized over a remaining weighted-average period of 4.63 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations. The total fair value of shares vested during the quarters ended March 31, 2005 and 2006 were $502, and $857, respectively.

Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the financial statements for the three months ended March 31, 2006 for awards newly subject to compensation expense under SFAS 123(R). Prior to the adoption of SFAS 123(R), the Company recorded compensation expense for stock options granted with exercise prices below the fair value of the Company’s common stock at the date of grant, certain stock options subject to amended performance targets under the 1999 Equity Plan, and non-employee share-based awards granted to members of the Company’s advisory committee. The table below, therefore, excludes the effect of these awards.

Quarter Ended March 31,
2006
Selling, general, and administrative expenses	$553
Total cost of non-cash share-based compensation included in income, before income tax	553
Amount of income tax recognized in earnings	(225)
Amount charged against income	$328
Impact on net income per share:
Basic earnings per share:	$0.01
Diluted earnings per share:	$0.01

Pro Forma Share-Based Compensation

Prior to the adoption of SFAS 123(R), the Company accounted for non-cash share-based compensation awards using the intrinsic value method prescribed under APB 25, and its related interpretations, as permitted by SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Prior to the adoption of SFAS 123(R), the Company recognized compensation cost for only certain awards, as discussed above. All other employee share-based awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost was reflected in the statement of operations for those awards. SFAS 123, as amended by SFAS 148, required presentation of pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ expected vesting period. Had compensation cost for the Company’s stock option plan been determined based on the estimated fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS 123 utilizing the Black-Scholes option-pricing model, the Company’s net income and basic and diluted earnings per share for the quarter ended March 31, 2005 would have approximated the pro forma amount indicated below:

Quarter Ended March 31,
2005
Net income:
As reported	$6,135

Add: Share-based compensation expense included in reported net income, net of related tax effects	38
Deduct: Share-based compensation expense determined under fair value based method, net of related tax effects	(371)
Pro forma net income	$5,802
Basic earnings per share:
As reported	$0.12
Pro forma	0.12
Diluted earnings per share:
As reported	$0.12
Pro forma	0.12

3. Recent Accounting Pronouncements

Accounting Changes and Error Corrections—In May 2005, the FASB issued SFAS 154, “Accounting for Changes and Error Corrections” (“SFAS 154”), which is a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of all voluntary changes in accounting principle and in the instance that a pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial position or results of operations.

Limited Partnerships—In June 2005, the FASB issued Emerging Issues Task Force Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”(“EITF 04-05”). EITF 04-05 clarifies how general partners in a limited partnership should determine whether they control a limited partnership. A general partner of a limited partnership is presumed to control the limited partnership unless the limited partners have substantive kick-out rights or participating rights. For general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, EITF 04-05 is effective after June 29, 2005. For general partners in all other limited partnerships, EITF 04-05 is effective for the first period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-05 did not have a material impact on the Company’s consolidated financial position or results of operations.

4. Transactions

Effective September 1, 2005, the Company acquired certain assets associated with nine multi-modality fixed-site diagnostic imaging centers. The multi-modality fixed-site diagnostic imaging centers include one MRI system, six CT systems, and 29 other modality systems. The purchase price consisted of $7,650 in cash and $826 in assumed liabilities and transaction costs. The acquisition was financed using the Company’s internally generated funds. As a result of this acquisition, the Company recorded goodwill and intangible assets of $2,246 and $2,400, respectively. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill is deductible for tax purposes and will be amortized over 15 years for tax purposes. The acquisition also includes $246 of contingent payment due to the shareholders of the centers if certain performance targets are met over a three year period. When the contingency is resolved and consideration is distributable, the Company will record the fair value of the additional consideration as an adjustment to goodwill. Adjustments to goodwill may occur in future periods as a result of changes in the original valuation of assets and liabilities acquired. During the quarter ended March 31, 2006, the company increased goodwill by $26 as a result of changes in the original valuation of assets and liabilities acquired. The Company has not included pro forma information as this acquisition did not have a material impact on the Company’s consolidated financial position or results of operations.

Effective October 1, 2005, the Company acquired 100% of the outstanding stock of PET Scans of America Corp. (“PSA”), a mobile provider of PET and PET/CT services primarily to hospitals in 13 states. The purchase price consisted of $36,596 in cash and $3,692 in assumed liabilities and transaction costs. The acquisition was financed using the Company’s revolving line of credit, internally generated funds, and capital leases. As a result of this acquisition the Company acquired intangible assets of $11,400, of which $9,100 was assigned to PSA customer contracts, which will be amortized over 10 years, and $2,100 was assigned to certificates of need held by PSA, which have indefinite useful lives and are not subject to amortization. These assets were recorded at fair value at the acquisition date. The Company recorded total goodwill of $22,472, which includes $3,007 of goodwill related to income tax timing differences as a result of the acquisition. None of the goodwill recorded is deductible for tax purposes. Adjustments to goodwill may occur in future periods as a result of changes in the original valuation of assets and liabilities acquired. During the quarter ended March 31, 2006, the company decreased goodwill by $23 as a result of changes in the original valuation of assets and liabilities acquired. The Company has not included pro forma information as this acquisition did not have a material impact on the Company’s consolidated financial position or results of operations.

In late December 2005, the Company purchased an additional equity interest in a joint venture the Company formed in 2004 with the University of Pittsburgh Medical Center. The joint venture, Alliance Oncology (“AO”), is designed to partner with hospitals to build and operate radiation oncology centers, with an emphasis on intensity modulated radiation therapy and image guided radiation therapy. The purchase price for the additional equity interest was $8,000, which was financed through the Company’s revolving line of credit. The Company now owns 80% of AO. As a result of this acquisition the Company recorded goodwill of $6,946, which is deductible for tax purposes and will be amortized over 15 years for tax purposes. Adjustments to goodwill may occur in future periods as a result of changes in the original valuation of assets and liabilities acquired. During the quarter ended March 31, 2006, the company increased goodwill by $56 as a result of changes in the original valuation of assets and liabilities acquired. During the quarter ended March 31, 2005 the Company recorded earnings in unconsolidated investees for the Company’s share of AO’s previously unconsolidated earnings. The Company has not included pro forma information as this acquisition did not have a material impact on the Company’s consolidated financial position or results of operations.

5. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2005	$154,656
Additions to goodwill during the period	59
Balance at March 31, 2006	$154,715

Intangible assets consisted of the following:

	December 31, 2005			March 31, 2006
	Gross Carrying	Accumulated	Intangible	Gross Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, net	Amount	Amortization	Assets, net
Amortizing intangible assets:
Customer contracts	$51,063	$(18,791)	$32,272	$51,063	$(19,820)	$31,243
Other	4,467	(1,910)	2,557	7,083	(2,125)	4,958
Total amortizing intangible assets	$55,530	$(20,701)	$34,829	$58,146	$(21,945)	$36,201
Intangible assets not subject to amortization			$4,242			$2,642
Total other intangible assets			$39,071			$38,843

The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate an impairment of these assets has possibly occurred. Goodwill is allocated to the Company’s various reporting units which represent the Company’s geographical regions. The Company compares the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. The implied fair value for goodwill is determined based on the fair value of assets and liabilities of the respective reporting units, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” based on discounted cash flows, market multiples, or appraised values as appropriate.

Amortization expense for intangible assets subject to amortization was $881 and $1,244 for the quarters ended March 31, 2005 and 2006, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.

Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2006	$4,928
2007	4,713
2008	4,499
2009	4,177
2010	4,111

6. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31,	March 31,
	2005	2006
Accrued systems rental and maintenance costs	$5,801	$4,476
Accrued site rental fees	1,242	1,692
Accrued property and sales taxes payable	10,569	10,685
Accrued self-insurance expense	5,725	6,296
Other accrued expenses	5,727	6,122
Total	$29,064	$29,271

7. Long-Term Debt and Senior Subordinated Credit Facility

Long-term debt consisted of the following:

	December 31,	March 31,
	2005	2006
Term loan facility	$384,875	$384,875
Revolving loan facility	29,500	25,500
Senior subordinated notes	153,541	153,541
Equipment debt	11,666	9,997
Long-term debt, including current portion	579,582	573,913
Less current portion	7,781	7,618
Long-term debt	$571,801	$566,295

8. Derivatives

In the second quarter of 2004, the Company entered into interest rate swap agreements, with notional amounts of $56,813, $46,813 and $48,438 to hedge the future cash interest payments associated with a portion of the Company’s variable rate bank debt. These agreements are three years in length and mature in 2007. As of March 31, 2005, and 2006, the fair value of the Company’s interest rate swap agreements was an accumulated income of $1,970 and $3,266, respectively. Under these arrangements, the Company receives three-month London Interbank Offered Rate (“LIBOR”) and pays a fixed rate of 3.15%, 3.89% and 3.69%, respectively. The net effect of the hedges is to record interest expense at fixed rates of 5.65%, 6.39% and 6.19%, respectively, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the quarter ended March 31, 2005 the Company paid a net settlement amount of $478. For the quarter ended March 31, 2006, the Company received a net settlement amount of $306. The Company has designated these swaps as cash flow hedges of variable future cash flows associated with its long-term debt. For the quarters ended March 31, 2005 and 2006, the Company recognized comprehensive income, net of tax, of $1,460 and $265, respectively, based on the change in fair value of these instruments for the quarter ended March 31, 2006. The Company will continue to record subsequent changes in the fair value of the swaps through comprehensive income during the period these instruments are designated as hedges.

In the first quarter of 2005, the Company entered into multiple interest rate collar agreements for its variable rate bank debt. The total underlying notional amount of the debt was $178,000. Under these arrangements the Company has purchased a cap on the interest rate of 4.00% and has sold a floor of 2.25%. The Company paid a net purchase price of $1,462 for these collars. These agreements are two and three years in length and mature at various dates between January 2007 and January 2008. As of March 31, 2005 and 2006, the fair value of the Company’s interest rate collar agreements was an accumulated income of $2,142 and $3,446, respectively. For the quarter ended March 31, 2005, the Company did not record any net settlement amount. For the quarter ended March 31, 2006, the Company received a net settlement amount of $68. The Company has designated these collars as cash flow hedges of variable future cash flows associated with its long-term debt. For the quarters ended March 31, 2005 and 2006 the Company recognized a gain, net of tax, of $1,285 and $552, respectively, based on the change in fair value of these instruments. The Company will record subsequent changes in the fair value of the collars through comprehensive income during the period these instruments are designated as hedges.

The Company accounts for derivative instruments and hedging activities in accordance with the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Actvities” (“SFAS 133”) and SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities” (“SFAS 138”), an amendment of SFAS 133. On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS 133 and SFAS 138. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company’s derivatives are recorded on the balance sheet at their fair value. For derivatives accounted for as cash flow hedges any unrealized gains or losses on fair value are included in comprehensive income, net of tax.

9. Income Taxes

For the quarter ended March 31, 2005 and 2006, the Company recorded a provision for income taxes of $4,132 and $3,474, or 40.2% and 40.7% of the Company’s pretax income, respectively. The Company’s effective tax rate was higher than statutory rates primarily as a result of state income taxes.

10. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended March 31,
	2005	2006
Numerator:
Net income	$6,135	$5,068
Denominator:
Denominator for basic earnings per share—weighted-average shares	49,132	49,608
Effect of dilutive securities:
Employee stock options	1,180	366
Denominator for diluted earnings per share—adjusted weighted-average shares	50,312	49,974
Earnings per common share:
Basic	$0.12	$0.10
Diluted	$0.12	$0.10
Stock options excluded from the computation of diluted per share amounts:
Weighted- average shares for which the exercise price exceeds average market price of common stock	769	1,130
Average exercise price per share that exceeds average market price of common stock	$12.40	$11.76

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At March 31, 2006 the Company has determined that no liability is necessary related to these guarantees and indemnities.

The Company guarantees a portion of a loan on behalf of an unconsolidated investee under an agreement executed prior to 2002. The maximum potential future payment under this financial guarantee is $173 at March 31, 2006. The Company has not recorded an obligation for this guarantee.

On May 5, 2005, Alliance Imaging, Inc. was served with a complaint filed in Alameda County Superior Court alleging wage and hour claims on behalf of a putative class of approximately 400 former and current California employees of the Company. On August 19, 2005, the plaintiffs filed an amended complaint, which the Company answered on September 23, 2005. In this suit, captioned Linda S. Jones, et al. v. Alliance Imaging, Inc., et al., the plaintiffs allege violations of California’s wage, meal period, and break time laws and regulations. Plaintiffs sought recovery of unspecified economic damages, statutory penalties, attorneys’ fees, and costs of suit. The parties are currently taking discovery to develop facts relevant to the named plaintiffs’ expected motion for certification of one or more classes. On or about March 10, 2006, plaintiffs filed a second amended complaint adding a cause of action for conversion and a plea for punitive damages. The Company has filed a demurrer seeking to strike the new claim and plea. A hearing on this motion was held on May 4, 2006, but the court has not yet issued a ruling. No date for the filing or hearing of a motion for class certification has been set and no trial date has been set. The Company continues to evaluate the allegations of the second amended complaint and is unable to predict the likely timing or outcome of the lawsuit.

The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

12. Related-Party Transactions

The Company recorded management fees payable to Kohlberg Kravis Roberts & Co (“KKR”) of $163 for each of the quarters ended March 31, 2005 and 2006, and will continue to receive financial advisory services from KKR on an ongoing basis. At March 31, 2005 and 2006, the Company has accrued $163 related to these services.

Revenue from management agreements with unconsolidated equity investees was $3,706 and $4,356 for the quarters ended March 31, 2005 and 2006, respectively.

13. Investments in Unconsolidated Investees

The Company has direct ownership in six investees at March 31, 2006. The Company owns between 30 percent and 50 percent of these investees, and provides management services under agreements with four of these investees, expiring at various dates through 2023. As discussed in Note 4, in late December 2005 the Company purchased an additional equity interest in AO, a joint venture formed in 2004, which was an unconsolidated investee prior to purchase of the additional equity interest. The Company’s earnings in unconsolidated investees for the quarter ended March 31, 2005 includes the Company’s percentage of AO’s earnings for this period. At March 31, 2006 the Company also has ownership in an unconsolidated investee of AO. AO owns 50% of this investee and provides management services under an agreement which expires in 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

Set forth below is certain financial data of these investees (amounts in thousands):

	December 31,	March 31,
	2005	2006
Combined Balance Sheet Data:
Current assets	$11,232	$12,698
Noncurrent assets	31,958	35,035
Current liabilites	12,230	9,721
Noncurrent liabilites	12,779	18,249

	Quarters Ended March 31,
	2005	2006
Combined Operating Results:
Revenues	$7,828	$10,281
Expenses	6,164	7,999
Net income	1,664	2,283
Equity in earnings of unconsolidated investees	684	1,040

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading national provider of shared-service and fixed-site diagnostic imaging services, based upon annual revenue and number of diagnostic imaging systems deployed. Our principal sources of revenue are derived from magnetic resonance imaging (MRI) and positron emission tomography and positron emission tomography/computed tomography (PET and PET/CT). We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared and full-time service basis. We also provide services through a growing number of fixed sites primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which includes only the use of our imaging systems under a short-term contract. In the first quarter of 2006, MRI services and PET and PET/CT services generated 62% and 28% of our revenue, respectively. The remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (CT), and management contract revenue. We had 509 diagnostic imaging systems, including 345 MRI systems and 74 PET or PET/CT systems and served over 1,000 clients in 44 states at March 31, 2006. Of these 509 diagnostic imaging systems, 73 were located in fixed-sites, which constitutes systems installed in hospitals or other buildings on hospital campuses, including modular buildings, systems installed inside medical groups’ offices, or medical buildings, and free-standing fixed-sites, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space. Of these 73 fixed-sites, 60 were MRI fixed-sites, 3 PET or PET/CT fixed-sites and 10 other modality fixed sites.

Approximately 87% of our revenues for the quarter ended March 31, 2006 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients’ receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts’ average approximately three years in length for mobile services and approximately seven to ten years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

Approximately 13% of our revenues for the year ended March 31, 2006 were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenue. Our revenue from these sites is generated from direct billings to patients or their third-party payors, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

Revenue from our fixed-sites are included in both our wholesale and retail revenues.

On February 8, 2006, the Deficit Reduction Act of 2005 (“DRA”) was signed into law by President George W. Bush. The DRA imposes caps on Medicare payment rates for certain imaging services, including MRI and PET, furnished in physician’s offices and other non-hospital based settings. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change is to apply to services furnished on or after January 1, 2007. The limitation is applicable to the technical components of the services only (which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule). If the technical component of the service established under the Physician Fee Schedule (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), then the payment is to be reduced. In other words, in those instances where the technical component for the particular service is greater, the DRA directs that the hospital outpatient payment rate be substituted for the otherwise applicable Physician Fee Schedule payment rate. The implementation of this reimbursement reduction contained in the DRA will have a significant effect on our financial condition and results of operations beginning in 2007. For full year 2005, approximately 4% of our revenue was billed directly to Medicare contractors. Basing our calculation on our 2005 revenues, if the provisions were in effect for 2005, we estimate that the reduction in Medicare revenue due to DRA payment rate decreases would have totaled approximately $6 million. The estimated reduction in revenue based on 2005 results is consistent with our expectation of what the impact on full year 2006 revenues would be. Because a high percentage of our expenses are fixed, we expect a significant portion of this decrease in revenue to directly effect earnings.

In addition, the DRA also codifies a reduction in Medicare payments for multiple images performed on contiguous body parts which was previously established by CMS in the 2006 Physician Fee Schedule Final Rule. Under that final rule, CMS is to pay 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session. Prior to this change, Medicare paid 100% of the technical component of each procedure. CMS is phasing in this reimbursement reduction over a two-year period so that payment rates for the technical components of second and subsequent imaging procedures are to be paid 75% of the otherwise applicable rate in 2006 and 50% of the otherwise applicable rate beginning in 2007. The implementation of this reimbursement reduction did not have a material impact on our consolidated financial position or results of operations for the quarter ended March 31, 2006. We continue to believe that the implementation of this reimbursement reduction will not have a material impact on our consolidated financial position or results of operations in the future.

The principal components of our cost of revenues are compensation paid to technologists and drivers, system maintenance costs, medical supplies, system transportation and technologists’ travel costs. Because a majority of these expenses are fixed, increased revenues as a result of higher scan volumes per system significantly improve our margins while lower scan volumes result in lower margins.

The principal components of selling, general and administrative expenses are sales and marketing costs, corporate overhead costs, provision for doubtful accounts, and non-cash share-based compensation.

We record minority interest expense and earnings from unconsolidated investees related to our consolidated and unconsolidated subsidiaries, respectively. These subsidiaries primarily provide shared-service and fixed-site diagnostic imaging and therapeutic services.

In 2005 and the first quarter of 2006, the growth rate of MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, the increasing trend of third-party payors intensifying their utilization management efforts to control MRI scan volume growth rate and additional patient-related cost-sharing programs. We expect that this trend will continue throughout 2006.

In recent years, we began to see an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers, or OEMs, selling systems directly to certain of our clients. Typically, OEMs target our higher scan volume clients. This increase in activity by OEMs has resulted in overcapacity of systems in the marketplace, especially related to medical groups adding imaging capacity within their practice setting. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace these higher volume scan clients typically with lower volume clients. During 2006, our MRI revenues modestly declined compared to 2005 levels and we believe that MRI revenues will continue to modestly decline in future years.

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

Results of Operations

The following table shows our consolidated statements of income as a percentage of revenues for each of the quarters ended March 31:

	2005	2006
Revenues	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	50.9	51.9
Selling, general and administrative expenses	11.0	11.9
Employment agreement costs	0.3	—
Severance and related costs	—	0.4
Depreciation expense	19.3	18.2
Amortization expense	0.8	1.1
Interest expense, net of interest income	8.6	8.9
Other (income) and expense, net	(0.3)	0.6
Total costs and expenses	90.6	93.0
Income before income taxes, minority interest expense and earnings from unconsolidated investees	9.4	7.0
Income tax expense	3.9	3.0
Minority interest expense	0.4	0.5
Earnings from unconsolidated investees	(0.7)	(0.9)
Net income	5.8%	4.4%

The table below provides MRI statistical information for each of the quarters ended March 31:

	2005	2006
MRI statistics
Average number of total systems	332.2	328.1
Average number of scan-based systems	281.9	279.7
Scans per system per day (scan-based systems)	9.45	9.36
Total number of scan-based MRI scans	191,042	182,422
Price per scan	$355.86	$358.60

The table below provides PET and PET/CT statistical information for each of the quarters ended March 31:

	2005	2006
PET and PET/CT statistics
Average number of systems	50.3	67.1
Scans per system per day	5.18	5.82
Total number of PET and PET/CT scans	15,784	24,464
Price per scan	$1,371	$1,312

Following are the components of revenue (in millions) for each of the quarters ended March 31:

	2005	2006
Total MRI revenue	$74.7	$71.9
PET and PET/CT revenue	21.8	32.3
Other modalities and other revenue	9.5	11.1
Total	$106.0	$115.3

	2005	2006
Total fixed-site revenue (in millions) for each of the quarters ended March 31	$15.6	$17.8

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

Revenue increased $9.3 million, or 8.9%, to $115.3 million in the first quarter of 2006 compared to $106.0 million in the first quarter of 2005 primarily due to higher PET and PET/CT revenue and higher other modalities and other revenue, offset by lower MRI revenue. PET and PET/CT revenue in the first quarter of 2006 increased $10.5 million, or 48.1%, compared to the first quarter of 2005. Total PET and PET/CT scan volumes increased 55.0% to 24,464 scans in the first quarter of 2006 from 15,784 scans in the first quarter of 2005, primarily as a result of growth in our core PET business and the PET Scans of America Corp. acquisition. The average number of PET and PET/CT systems in service increased to 67.1 systems in the first quarter of 2006 from 50.3 systems in the first quarter of 2005. Scans per system per day also increased 12.4%, to 5.82 scans per system per day in the first quarter of 2006, from 5.18 in the first quarter of 2005. These increases were partially offset by a 4.3% decline in the average price per PET and PET/CT scan, to $1,312 per scan in the first quarter of 2006 compared to $1,371 per scan in the first quarter of 2005. Other modalities and other revenue increased $1.6 million, or 16.9%, to $11.1 million in the first quarter of 2006 compared to $9.5 million in the first quarter of 2005 primarily due to an increase in other fixed-site modality revenue, management contract revenue for our managed contracts and reimbursement of out-of-pocket expenses from unconsolidated investees. MRI revenue decreased $2.8 million in the first quarter of 2006, or 3.6%, compared to the first quarter of 2005. Scan-based MRI revenue decreased $2.6 million, or 3.8%, to $68.0 million in the first quarter of 2006 from $65.4 million in the first quarter of 2005, primarily as a result of a 4.5% decrease in our scan-based MRI scan volume. Scan-based MRI scan volume decreased to 182,422 scans in the first quarter of 2006 from 191,042 scans in the first quarter of 2005, primarily due to a decrease in the average number of scan-based systems in service due to lower client demand. Scan-based systems in service decreased to 279.7 systems in the first quarter of 2006 from 281.9 systems in the first quarter of 2005 to adjust to modestly declining scan volumes and to increase the efficiency of our mobile MRI systems. Average scans per system per day also decreased by 1.0% to 9.36 in first quarter of 2006 from 9.45 in first quarter of 2005. Non-scan based MRI revenue decreased $0.2 million in the first quarter of 2006 over the same period in 2005. These decreases were partially offset by a 0.8% increase in average price per MRI scan to $358.60 per scan in first quarter of 2006 compared to $355.86 per scan in first quarter of 2005.

We had 345 MRI systems at March 31, 2006 compared to 354 MRI systems at March 31, 2005. We had 74 PET and PET/CT systems at March 31, 2006 compared to 56 PET and PET/CT systems at March 31, 2005. We operated 73 fixed sites at March 31, 2006, compared to 62 fixed sites at March 31, 2005. Of the 73 fixed-sites at March 31, 2006, 60 MRI fixed-sites and 3 PET or PET/CT fixed-sites were included in our respective system counts. Of the 62 fixed-sites at March 31, 2005, 54 MRI fixed-sites and 3 PET or PET/CT fixed-sites were included in our respective system counts.

Cost of revenues, excluding depreciation and amortization, increased $6.0 million, or 11.0%, to $59.9 million in the first quarter of 2006 compared to $53.9 million in the first quarter of 2005. Compensation and related employee expenses increased $2.7 million, or 10.3%, primarily as a result of the increase of PET and PET/CT technologists who have a higher average hourly wage rate than MRI technologists and an increase in mileage reimbursement rates. This increase in compensation was partially offset by a lower average headcount of MRI technologists as a result of a decrease in the average number of MRI systems in use. Medical supplies increased $1.1 million, or 26.6%, primarily as a result of an increase in the number of PET and PET/CT systems in operation, which use a radiopharmaceutical as a component of the PET scan. Management contract expenses increased $0.5 million, or 16.5%, primarily as a result of an increase in expenses incurred on behalf of unconsolidated investees. Equipment rental expense increased $0.5 million, or 49.1%, primarily due to a higher number of rental systems in use to support current clients while continuing to improve route efficiency. Fuel expenses increased $0.3 million, or 25.2%, primarily due to higher average diesel fuel prices in 2006. Maintenance and related costs increased $0.2 million, or 1.4%, primarily due to an increase in the average service cost per system, offset by a decrease in cryogen expense as a result of a decrease in MRI systems in service and cryogen sourcing discounts. Outside medical services increased $0.2 million, or 10.3%, primarily as a result of an increase in outside radiologists service costs associated with PET and PET/CT services. All other cost of revenues, excluding depreciation and amortization, increased $0.5 million, or 8.1%. Cost of revenues, as a percentage of revenue, increased to 51.9% in the first quarter of 2006 from 50.9% in the first quarter of 2005 as a result of the factors described above.

Selling, general and administrative expenses increased $2.0 million, or 17.7%, to $13.7 million in the first quarter of 2006 compared to $11.7 million in the first quarter of 2005. Compensation and related employee expenses increased $0.8 million, or 9.6%, primarily due to an increase in the headcount of sales and marketing personnel, an increase in sales commissions, as well as an increase in travel and entertainment associated with our annual national meeting. The provision for doubtful accounts increased $0.4 million, or 89.0%. The provision for doubtful accounts as a percentage of revenue was 0.7% and 0.4% for each of the quarters ended March 31, 2006 and 2005, respectively. Share-based compensation increased $0.6 million in the first quarter of 2006 from the first quarter of 2005, primarily as a result of the adoption of SFAS 123 (R), effective January 1, 2006. All other selling, general and administrative expenses increased $0.2 million, or 9.0%. Selling, general and administrative expenses as a percentage of revenue were 11.9% and 11.0% in the first quarter of 2006 and 2005, respectively.

We recorded employment agreement expenses of $0.3 million in the first quarter of 2005 related to payments under an amendment to an employment agreement with our former chairman of the board.

We recorded severance and related costs of $0.5 million in the first quarter of 2006 primarily for severance costs associated with reductions-in-force due to our consolidation of 5 geographic regions to 4 geographic regions.

Depreciation expense increased $0.5 million, or 2.6%, to $21.0 million in the first quarter of 2006 compared to $20.5 million in the first quarter of 2005.

Amortization expense increased by $0.3 million, or 41.2%, to $1.2 million in the first quarter of 2006 compared to $0.9 million in the first quarter of 2005, primarily due to the amortization of intangible assets acquired in conjunction with our acquisitions in the third and fourth quarters of 2005.

Interest expense, net, increased $1.1 million, or 12.8%, to $10.2 million in the first quarter of 2006 compared to $9.1 million in the first quarter of 2005. This increase is due to higher average debt balances during the first quarter of 2006 as a result of 2005 acquisitions and higher average interest rates on our variable rate term loans. The increase in interest rates on our variable rate term loans was partially offset by the execution of various interest rate swap and collar agreements in 2004 and 2005 to hedge against future interest rate increases on a portion of our variable rate term loans.

Income tax expense was $3.5 million and $4.1 million in the first quarter of 2006 and 2005, respectively, resulting in effective tax rates of 40.7% and 40.2% in the first quarter of 2006 and 2005, respectively. Our effective tax rates were higher than statutory rates principally as a result of state income taxes.

Minority interest expense increased $0.1 million, or 31.2%, to $0.5 million in the first quarter of 2006 compared to $0.4 million in the first quarter of 2005.

Earnings from unconsolidated investees increased by $0.3 million, or 52.0%, to $1.0 million in the first quarter of 2006 compared to $0.7 million in the first quarter of 2005.

Our net income was $5.1 million, or $0.10 per share on a diluted basis, in the first quarter of 2006 compared to $6.1 million, or $0.12 per share on a diluted basis, in the first quarter of 2005.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $19.5 million and $27.1 million of cash flow from operating activities in the first quarters of 2006 and 2005, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET and other diagnostic imaging services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts increased by $0.4 million in the first quarter of 2006 compared to the first quarter of 2005. We believe that the number of days of revenue outstanding for our accounts receivable, which was 46 days as of March 31, 2006 and 2005, is among the more favorable in the healthcare service industry. In addition, as of March 31, 2006, we had $39.1 million available borrowings under our revolving line of credit.

Our primary use of capital resources is to fund capital expenditures. We used cash of $18.2 million and $13.0 million for investing activities in the first quarter of 2006 and 2005, respectively. We incur capital expenditures for the purposes of:

•       purchasing new systems;

•       replacing less advanced systems with new systems;

•       providing upgrades of our MRI and PET and PET/CT systems and upgrading our corporate infrastructure for future growth.

Capital expenditures totaled $24.3 million and $13.5 million in the first quarter of 2006 and 2005, respectively. During the first quarter of 2006 we purchased 2 MRI systems, 12 PET/CT systems and 2 CT systems. We traded-in or sold a total of 14 total systems for the quarter ended March 31, 2006. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2006 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. Based upon the client demand described above, which dictates the type of equipment purchased, we expect capital expenditures to total approximately $85 to $90 million in 2006.

We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving loan facility, will be sufficient over the next one to two years to fund anticipated capital expenditures and make required payments of principal and interest on our debt.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting for Changes and Error Corrections” (“SFAS 154”), which is a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of all voluntary changes in accounting principle and in the instance that a pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our consolidated financial position or results of operations.

In June 2005, the FASB issued Emerging Issues Task Force Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”(“EITF 04-05”). EITF 04-05 clarifies how general partners in a limited partnership should determine whether they control a limited partnership. A general partner of a limited partnership is presumed to control the limited partnership unless the limited partners have substantive kick-out rights or participating rights. For general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, EITF 04-05 is effective after June 29, 2005. For general partners in all other limited partnerships, EITF 04-05 is effective for the first period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-05 did not have a material impact on our consolidated financial position or results of operations.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly in the section entitled “Liquidity and Capital Resources”, and elsewhere in this quarterly report on Form 10-Q, are “forward-looking statements,” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as results of operations and financial condition, capital expenditures, the consummation of acquisitions and financing transactions and the effect of such transactions on our business and our plans and objectives for future operations and expansion are examples of forward-looking statements. In some cases you can identify these statements by forward-looking words like “may”, “will”, “should”, “expect”, “anticipate”, “believe”, “estimate” “predict”, “continue” or similar words. These forward-looking statements are subject to risks and uncertainties which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. These risks and uncertainties include factors affecting our leverage, including fluctuations in interest rates, the risk that the counter-parties to our interest rate swap agreements fail to satisfy their obligations under these agreements, our ability to incur financing, the effect of operating and financial restrictions in our debt instruments, the accuracy of our estimates regarding our capital requirements, the effect of intense levels of competition in our industry, changes in the rates or methods of third party reimbursements for diagnostic imaging services, changes in the healthcare regulatory environment, our ability to keep pace with technological developments within our industry, and other risks and uncertainties, including those enumerated and described under “Risk Factors” in our Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 2005. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by us.

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

During 2004 we entered into swap agreements which have notional amounts of $56.8 million, $46.8 million and $48.4 million at March 31, 2006. Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%, 3.89%, and 3.69%, respectively. The net effect of the hedges is to record interest expense at fixed rates of 5.65%, 6.39% and 6.19% respectively, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the quarter ended March 31, 2006, we received a net settlement amount of $0.3 million. For the quarter ended March 31, 2005 we paid a net settlement amount of $0.5 million. The swap agreements mature during 2007.

During 2005 we entered into multiple interest rate collar agreements which have a notional amount of $178.0 million. Under the terms of these agreements, we have purchased a cap on the interest rate of 4.00% and have sold a floor of 2.25%. For the quarter ended March 31, 2006, we received a net settlement amount of $0.1 million on these collar agreements. For the quarter ended March 31, 2005, we did not record any net settlement on these collar agreements. The collar agreements mature at various dates between January 2007 and January 2008.

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

There has been no change in the Company's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

On May 5, 2005, Alliance Imaging, Inc. was served with a complaint filed in Alameda County Superior Court alleging wage and hour claims on behalf of a putative class of approximately 400 former and current California employees of the Company. On August 19, 2005, the plaintiffs filed an amended complaint, which the Company answered on September 23, 2005. In this suit, captioned Linda S. Jones, et al. v. Alliance Imaging, Inc., et al., the plaintiffs allege violations of California’s wage, meal period, and break time laws and regulations. Plaintiffs sought recovery of unspecified economic damages, statutory penalties, attorneys’ fees, and costs of suit. The parties are currently taking discovery to develop facts relevant to the named plaintiffs’ expected motion for certification of one or more classes. On or about March 10, 2006, plaintiffs filed a second amended complaint adding a cause of action for conversion and a plea for punitive damages. The Company has filed a demurrer seeking to strike the new claim and plea. A hearing on this motion was held on May 4, 2006, but the court has not yet issued a ruling. No date for the filing or hearing of a motion for class certification has been set and no trial date has been set. The Company continues to evaluate the allegations of the second amended complaint and is unable to predict the likely timing or outcome of the lawsuit.

From time to time, we are involved in routine litigation incidental to the conduct of our business. We believe that none of this litigation pending against us will have a material adverse effect on our business.

ITEM 1A.        RISK FACTORS

There are no material changes from the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

4.6	Supplemental Indenture dated as of December 14, 2004 by and between Registrant and the Bank of New York with respect to 10 3/8% Senior Subordinated Notes due 2011.(13)
4.7	Third Amendment dated as of December 29, 2004 to Credit Agreement.(13)
4.8	Fourth Amendment dated as of December 19, 2005 to Credit Agreement.(16)
10.1	The 1999 Equity Plan for Employees of Alliance and Subsidiaries including the forms of option agreements used thereunder, as amended.(5)
10.2	The Alliance 1997 Stock Option Plan, including form of option agreement used thereunder, as amended.(5)
10.3	The Three Rivers Holding Corp. 1997 Stock Option Plan, as amended.(5)
10.4	Alliance Directors’ Deferred Compensation Plan, as amended.(6)
10.5	2003 Incentive Plan (9)
10.6	Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(1)
10.7	Agreement Not to Compete dated as of July 23, 1999 between Alliance and RichardN. Zehner.(1)
10.8	Amendment to Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(2)
10.9	Amendment to Employment Agreement dated as of December 31, 1997 between Alliance and Richard N. Zehner.(3)
10.10	Second Amendment to Employment Agreement dated as of February 5, 1998 between Alliance and Richard N. Zehner.(3)
10.11	Employment Agreement dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.12	Agreement Not to Compete dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.15	Employment Agreement dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.16	Agreement Not to Compete dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.17	Employment Agreement dated as of January 1, 2003 between Alliance and Paul S. Viviano.(9)
10.18	Agreement Not to Compete dated as of January 1, 2003 between Alliance and Paul S. Viviano.(9)
10.19	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(9)
10.20	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(9)
10.21	Form of Stockholder’s Agreement.(5)
10.23	Registration Rights Agreement dated as of November 2, 1999.(5)
10.24	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.25	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.26	Form of Indemnification Agreement.(6)

10.27	Amendment to Employment Agreement, Non-Qualified Stock Option Agreement and Non-Compete Agreement, dated as of May 21, 2003, between Alliance and Richard N. Zehner.(10)
10.29	Amendment to Employment Agreement and Stockholders’ Agreement, dated March 29, 2004 by and between Alliance, Viewer Holdings, LLC and Kenneth S. Ord.(12)
10.30	Amended and Restated Employment Agreement dated as of May 9, 2005 between Alliance and Paul S. Vivano.(15)
10.31	Agreement Not to Compete dated as of May 9, 2005 between Alliance and Paul S. Vivano(15)
10.32	Employment Agreement dated as of May 9, 2005 between Alliance and Andrew P. Hayek(15)
10.33	Agreement Not to Compete dated as of May 9, 2005 between Alliance and Andrew P. Hayek(15)
10.34	Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara(17)
10.35	Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara(17)
10.36	Separation and Consulting Agreement and General Release, dated January 26, 2006, between Alliance and Russell D. Phillips, Jr.(18)
†10.37	2006 Executive Incentive Plan(18)
21.1	List of subsidiaries.(17)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(18)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(18)

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

(16)   Incorporated by reference to exhibits filed in response to Item 9.01(d) , “Exhibits” of the Company’s Current Report on Form 8-K, dated December 22, 2005 (File No. 001-16609).

(17)   Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(1), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-16609).

(18)   Filed herewith

†       Portions of this Exhibit have been redacted due to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance, Imaging, Inc.
May 10, 2006	By:	/s/ PAUL S. VIVIANO
Paul S. Viviano
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
May 10, 2006	By:	/s/ HOWARD K. AIHARA
Howard K. Aihara
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
May 10, 2006	By:	/s/ NICHOLAS A. POAN
Nicholas A. Poan
Vice President and Corporate Controller
(Principal Accounting Officer)