Form 10-Q
period 2006-06-30
ALLIANCE IMAGING INC /DE/
filed 2006-08-09
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2006:

Common Stock, $.01 par value, 49,871,449 shares

ALLIANCE  IMAGING,  INC.
FORM 10-Q

June 30, 2006

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	December 31,	June 30,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$13,421	$12,423
Accounts receivable, net of allowance for doubtful accounts	48,236	53,478
Deferred income taxes	6,186	18,157
Prepaid expenses and other current assets	3,686	4,998
Other receivables	8,983	11,074
Total current assets	80,512	100,130
Equipment, at cost	752,128	760,475
Less accumulated depreciation	(393,179)	(404,275)
Equipment, net	358,949	356,200
Goodwill	154,656	154,612
Other intangible assets, net	39,071	38,155
Deferred financing costs, net	8,236	7,628
Other assets	33,918	25,104
Total assets	$675,342	$681,829
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$23,672	$14,646
Accrued compensation and related expenses	14,088	15,954
Accrued interest payable	4,561	4,689
Income taxes payable	87	76
Other accrued liabilities	29,064	31,248
Current portion of long-term debt	7,781	7,016
Total current liabilities	79,253	73,629
Long-term debt, net of current portion	418,260	398,158
Senior subordinated notes	153,541	153,541
Minority interests and other liabilities	4,400	4,229
Deferred income taxes	60,144	79,073
Total liabilities	715,598	708,630
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock	496	498
Additional paid-in deficit	(11,876)	(9,647)
Accumulated comprehensive income	3,217	4,338
Accumulated deficit	(32,093)	(21,990)
Total stockholders’ deficit	(40,256)	(26,801)
Total liabilities and stockholders’ deficit	$675,342	$681,829

See accompanying notes.

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Revenues	$108,434	$115,305	$214,398	$230,648
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	53,892	62,593	107,828	122,460
Selling, general and administrative expenses	13,677	13,611	25,363	27,367
Employment agreement costs	92	—	366	—
Severance and related costs	—	47	—	536
Depreciation expense	20,463	20,919	40,926	41,920
Amortization expense	901	1,229	1,782	2,473
Interest expense, net of interest income	9,508	10,074	18,569	20,290
Other (income) and expense, net	(55)	(256)	(387)	472
Total costs and expenses	98,478	108,217	194,447	215,518
Income before income taxes, minority interest expense, and earnings from unconsolidated investees	9,956	7,088	19,951	15,130
Income tax expense	4,169	3,535	8,301	7,009
Minority interest expense	544	495	956	1,035
Earnings from unconsolidated investees	(912)	(1,977)	(1,596)	(3,017)
Net income	$6,155	$5,035	$12,290	$10,103
Comprehensive income, net of taxes:
Net income	$6,155	$5,035	$12,290	$10,103
Unrealized (loss) gain on hedging transactions, net of taxes	(1,144)	304	1,601	1,121
Comprehensive income	$5,011	$5,339	$13,891	$11,224
Earnings per common share:
Basic	$0.12	$0.10	$0.25	$0.20
Diluted	$0.12	$0.10	$0.24	$0.20
Weighted average number of shares of common stock and common stock equivalents:
Basic	49,286	49,758	49,210	49,684
Diluted	50,270	50,232	50,290	50,107

See accompanying notes.

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2005	2006
Operating activities:
Net income	$12,290	$10,103
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,478	1,593
Non-cash share-based compensation	126	1,308
Depreciation and amortization	42,708	44,393
Amortization of deferred financing costs	1,462	794
Distributions greater than (less than) equity in undistributed income of investees	271	(188)
Deferred income taxes	7,236	6,354
(Gain) loss on sale of assets	(387)	472
Changes in operating assets and liabilities:
Accounts receivable	(1,203)	(6,903)
Prepaid expenses and other current assets	(1,554)	(1,312)
Other receivables	(2,901)	(2,091)
Other assets	(2,243)	(848)
Accounts payable	(11,977)	(8,915)
Accrued compensation and related expenses	(1,379)	1,866
Accrued interest payable	2,737	128
Income taxes payable	(63)	(11)
Other accrued liabilities	3,802	1,934
Minority interests and other liabilities	342	(259)
Net cash provided by operating activities	50,745	48,418
Investing activities:
Equipment purchases	(28,948)	(43,035)
Decrease in deposits on equipment	3,419	10,388
Proceeds from sale of assets	1,251	2,322
Net cash used in investing activities	(24,278)	(30,325)
Financing activities:
Principal payments on equipment debt	(2,972)	(1,934)
Principal payments on term loan facility	(25,000)	(2,675)
Principal payments on revolving loan facility	(15,000)	(28,825)
Proceeds from revolving loan facility	15,000	13,500
Payments of debt issuance costs	(211)	(186)
Proceeds from exercise of employee stock options	1,052	1,029
Net cash used in financing activities	(27,131)	(19,091)
Net decrease in cash and cash equivalents	(664)	(998)
Cash and cash equivalents, beginning of period	20,721	13,421
Cash and cash equivalents, end of period	$20,057	$12,423
Supplemental disclosure of cash flow information:
Interest paid	$14,580	$19,676
Income taxes paid, net of refunds	1,291	767
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$3,679	$5,439
Capital lease obligations assumed for the purchase of equipment debt	—	1,839
Equipment debt transferred to unconsolidated investee	—	(2,772)
Comprehensive income from hedging transactions, net of taxes	1,601	1,121

See accompanying notes.

ALLIANCE IMAGING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2005.

Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all majority owned subsidiaries over which the Company exercises control. Intercompany transactions have been eliminated. We record minority interest expense related to our consolidated subsidiaries which are not wholly owned. Investments in unconsolidated investees are accounted for under the equity method.

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

In connection with the 1999 Recapitalization Merger, the Company adopted an employee stock option plan (“the 1999 Equity Plan”) pursuant to which options with respect to a total of 6,325,000 shares of the Company’s common stock became available for grant. As of June 30, 2006, a total of 1,346,575 shares are available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to fair value of the Company’s common stock at the date of grant, except as noted below. All options have 10-year terms. A portion of the options vest in equal increments over five years and a portion vest after eight years (subject to acceleration if certain financial performance targets are achieved). The Company settles stock option exercises with newly issued shares of common stock.

Consistent with the valuation method for the disclosure-only provisions of SFAS 123, the Company is using the Black-Scholes option pricing model to value the compensation expense associated with stock-based awards under SFAS 123(R). The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the table below. In addition, forfeitures are estimated when recognizing compensation expense, and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. For the quarter and six months ended June 30, 2005, the Company recorded $63 and $126, respectively, in non-cash share-based compensation for stock options granted with exercise prices below the fair value of the Company’s common stock at the date of grant and for certain stock options subject to amended performance targets under the 1999 Equity Plan, as discussed below. For the quarter and six months ended June 30, 2006, of the total $593 and $1,308, respectively, in non-cash share-based compensation recorded, $434 and $988, respectively, was incremental share-based compensation as a result of the adoption of SFAS 123 (R).

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Quarter Ended June 30,	Six Months Ended June 30,
	2005	2005	2006
Risk free interest rate	3.96%	3.79%	4.55%
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	56.4%	52.8%	56.7%
Average expected life (in years)	6.50	5.52	6.69

There were no stock options granted during the second quarter ended June 30, 2006.

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

In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company’s common stock, of which 35,000 options were outstanding at June 30, 2006. The exercise prices of these options and the fair value of the Company’s common stock on the grant date were $5.60 and $9.52 per share, respectively. The Company recorded non-cash share-based compensation of $6 and $12, respectively, for the quarter and six months ended June 30, 2005, with an offset to paid-in-capital deficit. As the Company adopted SFAS 123 (R) effective January 1, 2006, any non-cash share-based compensation as a result of granting these stock options will be included in the Company’s consolidated total of share-based compensation of $593 and $1,308, respectively, for the quarter and six months ended June 30, 2006.

Under the 1999 Equity Plan, a portion of the options granted are “performance options.” These options vest on the eighth anniversary of the grant date if the option holder is still an employee, but the vesting accelerates if the Company meets the operating performance targets specified in the option agreements. On June 20, 2001, the Company’s compensation committee authorized the Company to amend the option agreements under its 1999 Equity Plan to reduce the performance targets for 1,899,600 performance options out of the 2,284,222 performance options outstanding. On May 18, 2004, the Company’s compensation committee authorized the Company to make a second amendment to the option agreements under its 1999 Equity Plan to further reduce the performance targets for all of the 1,914,500 performance options outstanding. As a result of the amendment, if the Company achieves the reduced performance targets but does not achieve the original performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, the Company would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option’s exercise price. For the quarter and six months ended June 30, 2005 the Company recorded $57 and $114, respectively, in non-cash share-based compensation as a result of the amendment. As the Company adopted SFAS 123 (R) effective January 1, 2006, any non-cash share-based compensation as a result of these amendments will be included in the Company’s consolidated total of non-cash stock-based compensation of $593 and $1,308, respectively, for the quarter and six months ended June 30, 2006.

The following table summarizes the Company’s stock option activity:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding at December 31, 2005	3,571,275	$6.25
Granted	866,500	4.19
Exercised	(238,125)	4.32
Canceled	(313,350)	7.79
Outstanding at June 30, 2006	3,886,300	$5.78	8.76	$13,184
Vested and expected to vest in the future at June 30, 2006	3,696,748	$5.78	7.87	$12,525
Exercisable at June 30, 2006	1,315,138	$5.14	6.63	$4,244

The weighted average grant-date fair value of options granted during the quarter ended June 30, 2005 was $6.20 per share. There were no stock options granted during the quarter ended June 30, 2006. The weighted average grant-date fair value of options granted during the six months ended June 30, 2005 and 2006 was $6.11 per share and $2.58 per share, respectively. The total intrinsic value of options exercised during the quarters ended June 30, 2005 and 2006 was $664 and $298, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2005 and 2006 was $2,306 and $389, respectively. The total cash received from employees as a result of stock option exercises was $447 and $759 for the quarters ended June 30, 2005 and 2006, respectively. The total cash received from employees as a result of stock option exercises was $1,052 and $1,029 for the six months ended June 30, 2005 and 2006, respectively.

The following table summarizes the Company’s unvested stock option activity:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Unvested at December 31, 2005	2,243,851	$3.86
Granted	866,500	2.58
Vested	(311,739)	3.28
Canceled	(227,450)	4.18
Unvested at June 30, 2006	2,571,162	$3.47

At June 30, 2006, the total unrecognized fair value compensation cost related to unvested stock options granted to both employees and non-employees was $7,323, which is expected to be recognized over a remaining weighted-average period of 4.38 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations. The total fair value of shares vested during the quarters ended June 30, 2005 and 2006 were $171, and $167, respectively. The total fair value of shares vested during the six months ended June 30, 2005 and 2006 were $673, and $1,024, respectively.

Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the financial statements for the quarter and six months ended June 30, 2006 for awards newly subject to compensation expense under SFAS 123(R). As discussed previously, prior to the adoption of SFAS 123(R), the Company recorded compensation expense for stock options granted with exercise prices below the fair value of the Company’s common stock at the date of grant, certain stock options subject to amended performance targets under the 1999 Equity Plan, and non-employee share-based awards granted to members of the Company’s advisory committee. The table below, therefore, excludes the effect of these awards.

	Quarter Ended June 30,	Six Months Ended June 30,
	2006	2006
Selling, general, and administrative expenses	$434	$988
Total cost of non-cash share-based compensation included in income, before income tax	434	988
Amount of income tax recognized in earnings	(179)	(404)
Amount charged against income	$255	$584
Impact on net income per share:
Basic earnings per share:	$0.01	$0.01
Diluted earnings per share:	$0.01	$0.01

Pro Forma Share-Based Compensation

Prior to the adoption of SFAS 123(R), the Company accounted for non-cash share-based compensation awards using the intrinsic value method prescribed under APB 25, and its related interpretations, as permitted by SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under the intrinsic value method, the difference between the market price on the date of grant and the exercise price is charged to the consolidated statements of operations over the vesting period. Prior to the adoption of SFAS 123(R), the Company recognized compensation cost for only certain awards, as discussed above. All other employee share-based awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in income from operations for those awards. SFAS 123, as amended by SFAS 148, required presentation of pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ expected vesting period. Had compensation cost for the Company’s stock option plan been determined based on the estimated fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS 123 utilizing the Black-Scholes option-pricing model, the Company’s net income and basic and diluted earnings per share for the quarter and six months ended June 30, 2005 would have approximated the pro forma amount indicated below:

	Quarter Ended June 30,	Six Months Ended June 30,
	2005	2005
Net income:
As reported	$6,155	$12,290
Add: Non-cash share-based compensation expense included in reported net income, net of related tax effects	38	75
Deduct: Non- cash share-based compensation expense determined under fair value based method, net of related tax effects	(367)	(725)
Pro forma net income	$5,826	$11,640
Basic earnings per share:
As reported	$0.12	$0.25
Pro forma	0.12	0.24
Diluted earnings per share:
As reported	0.12	0.24
Pro forma	0.12	0.23

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

Uncertainty in Income Taxes—In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”(“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FASB 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have a material impact on the Company’s consolidated financial position or results of operations.

4. Transactions

Effective September 1, 2005, the Company acquired certain assets associated with nine multi-modality fixed-site diagnostic imaging centers. The multi-modality fixed-site diagnostic imaging centers include one MRI system, six CT systems, and 29 other modality systems. The purchase price consisted of $7,650 in cash and $826 in assumed liabilities and transaction costs. The acquisition was financed using the Company’s internally generated funds. As a result of this acquisition, the Company recorded goodwill and intangible assets of $2,246 and $2,400, respectively. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill is deductible for tax purposes and will be amortized over 15 years for tax purposes. The acquisition also includes $246 of contingent payment due to the shareholders of the centers if certain performance targets are met over a three year period. When the contingency is resolved and consideration is distributable, the Company will record the fair value of the consideration as additional purchase price to goodwill. Adjustments to goodwill may occur in future periods as a result of changes in the original valuation of assets and liabilities acquired. During the quarter ended June 30, 2006, the company decreased goodwill by $103 as a result of changes in the original valuation of assets and liabilities acquired. During the six months ended June 30, 2006, the company decreased goodwill by $77 as a result of changes in the original valuation of assets and liabilities acquired. The Company has not included pro forma information as this acquisition did not have a material impact on the Company’s consolidated financial position or results of operations.

Effective October 1, 2005, the Company acquired 100% of the outstanding stock of PET Scans of America Corp. (“PSA”), a mobile provider of PET and PET/CT services primarily to hospitals in 13 states. The purchase price consisted of $36,596 in cash and $3,692 in assumed liabilities and transaction costs. The acquisition was financed using the Company’s revolving line of credit, internally generated funds, and capital leases. As a result of this acquisition the Company acquired intangible assets of $11,400, of which $9,100 was assigned to PSA customer contracts, which will be amortized over 10 years, and $2,100 was assigned to certificates of need held by PSA, which have indefinite useful lives and are not subject to amortization. These assets were recorded at fair value at the acquisition date. The Company recorded total goodwill of $22,472, which includes $3,007 of goodwill related to income tax timing differences as a result of the acquisition. None of the goodwill recorded is deductible for tax purposes. Adjustments to goodwill may occur in future periods as a result of changes in the original valuation of assets and liabilities acquired. There were no adjustments recorded to goodwill during the quarter ended June 30, 2006. During the six months ended June 30, 2006, the company decreased goodwill by $23 as a result of changes in the original valuation of assets and liabilities acquired. The Company has not included pro forma information as this acquisition did not have a material impact on the Company’s consolidated financial position or results of operations.

In late December 2005, the Company purchased an additional equity interest in a joint venture the Company formed in 2004 with the University of Pittsburgh Medical Center. The joint venture, Alliance Oncology (“AO”), is designed to partner with hospitals to build and operate radiation oncology centers, with an emphasis on intensity modulated radiation therapy and image guided radiation therapy. The purchase price for the additional equity interest was $8,000, which was financed through the Company’s revolving line of credit. The Company now owns 80% of AO. As a result of this acquisition the Company recorded goodwill of $6,946, which is deductible for tax purposes and will be amortized over 15 years for tax purposes. Adjustments to goodwill may occur in future periods as a result of changes in the original valuation of assets and liabilities acquired. There were no adjustments recorded to goodwill during the quarter ended June 30, 2006. During the six months ended June 30, 2006, the company increased goodwill by $56 as a result of changes in the original valuation of assets and liabilities acquired. During the quarter and six months ended June 30, 2005 the Company recorded earnings in unconsolidated investees for the Company’s share of AO’s previously unconsolidated earnings. The Company has not included pro forma information as this acquisition did not have a material impact on the Company’s consolidated financial position or results of operations.

5. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2005	$154,656
Decrease to goodwill during the period	(44)
Balance at June 30, 2006	$154,612

Intangible assets consisted of the following:

	December 31, 2005			June 30, 2006
	Gross Carrying	Accumulated	Intangible	Gross Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, net	Amount	Amortization	Assets, net
Amortizing intangible assets:
Customer contracts	$51,063	$(18,791)	$32,272	$51,063	$(20,850)	$30,213
Other	4,467	(1,910)	2,557	7,087	(2,324)	4,763
Total amortizing intangible assets	$55,530	$(20,701)	$34,829	$58,150	$(23,174)	$34,976
Intangible assets not subject to amortization			$4,242			$3,179
Total other intangible assets			$39,071			$38,155

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

Amortization expense for intangible assets subject to amortization was $901 and $1,229 for the quarters ended June 30, 2005 and 2006, respectively, and $1,782 and $2,473 for the six months ended June 30, 2005 and 2006, respectively. The intangible assets not subject to amortization represent certificate of needs and regulatory authority rights which have indefinite useful lives.

Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2006	$4,929
2007	4,713
2008	4,499
2009	4,178
2010	4,112

6. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31,	June 30,
	2005	2006
Accrued systems rental and maintenance costs	$5,801	$1,921
Accrued site rental fees	1,242	1,408
Accrued property and sales taxes payable	10,569	11,895
Accrued self-insurance expense	5,725	6,342
Other accrued expenses	5,727	9,682
Total	$29,064	$31,248

7. Long-Term Debt and Senior Subordinated Credit Facility

Long-term debt consisted of the following:

	December 31,	June 30,
	2005	2006
Term loan facility	$384,875	$382,200
Revolving loan facility	29,500	14,175
Senior subordinated notes	153,541	153,541
Equipment debt	11,666	8,799
Long-term debt, including current portion	579,582	558,715
Less current portion	7,781	7,016
Long-term debt	$571,801	$551,699

8. Derivatives

In the second quarter of 2004, the Company entered into interest rate swap agreements, with notional amounts of $56,813, $46,813 and $48,438 to hedge the future cash interest payments associated with a portion of the Company’s variable rate bank debt. These agreements are three years in length and mature in 2007. As of June 30, 2005, and 2006, the fair value of the Company’s interest rate swap agreements was an accumulated income of $1,036 and $3,318, respectively. Under these arrangements, the Company receives three-month London Interbank Offered Rate (“LIBOR”) and pays a fixed rate of 3.15%, 3.89% and 3.69%, respectively. The net effect of the hedges is to record interest expense at fixed rates of 5.65%, 6.39% and 6.19%, respectively, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the quarter and six months ended June 30, 2005 the Company paid net settlement amounts of $268 and $746, respectively. For the quarter and six months ended June 30, 2006, the Company received net settlement amounts of $465 and $771, respectively. The Company has designated these swaps as cash flow hedges of variable future cash flows associated with its long-term debt. For the quarter ended June 30, 2005, the Company recognized a loss, net of tax, of $560, based on the change in fair value of these instruments. For the quarter ended June 30, 2006, the Company recognized comprehensive income, net of tax, of $31, based on the change in fair value of these instruments. For the six months ended June 30, 2005 and 2006, the Company recognized comprehensive income, net of tax, of $900 and $296, respectively, based on the change in fair value of these instruments. The Company will continue to record subsequent changes in the fair value of the swaps through comprehensive income during the period these instruments are designated as hedges.

In the first quarter of 2005, the Company entered into multiple interest rate collar agreements for its variable rate bank debt. The total underlying notional amount of the debt was $178,000. Under these arrangements the Company has purchased a cap on the interest rate of 4.00% and has sold a floor of 2.25%. The Company paid a net purchase price of $1,462 for these collars. These agreements are two and three years in length and mature at various dates between January 2007 and January 2008. As of June 30, 2005 and 2006, the fair value of the Company’s interest rate collar agreements was an accumulated income of $1,168 and $3,901, respectively. For the quarter and six month period ended June 30, 2005, the Company did not record any net settlement amount. For the quarter and six month period ended June 30, 2006, the Company received a net settlement amount of $287 and $355, respectively. The Company has designated these collars as cash flow hedges of variable future cash flows associated with its long-term debt. For the quarter ended June 30, 2005, the Company recognized a loss, net of tax, of $584 based on the change in fair value of these instruments. For the quarter ended June 30, 2006, the Company recognized a gain, net of tax, of $273 based on the change in fair value of these instruments. For the six months ended June 30, 2005 and 2006 the Company recognized a gain, net of tax, of $701 and $825, respectively, based on the change in fair value of these instruments. The Company will record subsequent changes in the fair value of the collars through comprehensive income during the period these instruments are designated as hedges.

The Company accounts for derivative instruments and hedging activities in accordance with the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities” (“SFAS 138”), an amendment of SFAS 133. On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS 133 and SFAS 138. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company’s derivatives are recorded on the balance sheet at their fair value. For derivatives accounted for as cash flow hedges any unrealized gains or losses on fair value are included in comprehensive income, net of tax.

9. Income Taxes

For the quarter and six months ended June 30, 2006, the Company recorded a provision for income taxes of $3,535 and $7,009, or 41.2% and 41.0% of the Company’s pretax income, respectively. For the quarter and six months ended June 30, 2005, the Company recorded a provision for income taxes of $4,169 and $8,301, or 40.4% and 40.3% of the Company’s pretax income, respectively. The Company’s effective tax rate was higher than statutory rates primarily as a result of state income taxes.

10. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Numerator:
Net income	$6,155	$5,035	$12,290	$10,103
Denominator:
Denominator for basic earnings per share—weighted-average shares	49,286	49,758	49,210	49,684
Effect of dilutive securities:
Employee stock options	984	474	1,080	423
Denominator for diluted earnings per share—adjusted weighted-average shares	50,270	50,232	50,290	50,107
Earnings per common share:
Basic	$0.12	$0.10	$0.25	$0.20
Diluted	$0.12	$0.10	$0.24	$0.20
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	1,223	1,141	766	1,182
Average exercise price per share that exceeds average market price of common stock	$11.74	$11.32	$12.40	$11.31

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At June 30, 2006 the Company has determined that no liability is necessary related to these guarantees and indemnities.

The Company guarantees a portion of a loan on behalf of an unconsolidated investee under an agreement executed prior to 2002. The maximum potential future payment under this financial guarantee is $145 at June 30, 2006. The Company has not recorded an obligation for this guarantee.

On May 5, 2005, Alliance Imaging, Inc. was served with a complaint (the “Class Action Complaint”) filed in Alameda County Superior Court alleging wage and hour claims on behalf of a putative class of approximately 400 former and current California employees of the Company. On August 19, 2005, the plaintiffs filed an amended complaint, which the Company answered on September 23, 2005. In this suit, captioned Linda S. Jones, et al. v. Alliance Imaging, Inc., et al., the plaintiffs allege violations of California’s wage, meal period, and break time laws and regulations. Plaintiffs sought recovery of unspecified economic damages, statutory penalties, attorneys’ fees, and costs of suit. On or about March 10, 2006, plaintiffs filed a second amended complaint (later further amended by a third amended complaint) adding a cause of action for conversion and a plea for punitive damages. The Company has filed a demurrer and motion to strike seeking to dismiss the new claim and plea. On July 19, 2006, the Company and the Plaintiffs entered into a tentative settlement of the Class Action Complaint pursuant to which the Company has agreed to pay $2,500 in exchange for a dismissal with prejudice of all claims brought on behalf of the putative class under the Class Action Complaint. The tentative settlement is subject to court approval, and a preliminary approval and conditional class certification hearing has been scheduled for September 1, 2006.

The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

12. Related-Party Transactions

The Company recorded management fees payable to Kohlberg Kravis Roberts & Co (“KKR”) of $163 and $325 for each of the quarters and six months ended June 30, 2005 and 2006, respectively, and will continue to receive financial advisory services from KKR on an ongoing basis. At June 30, 2005 and 2006, the Company has accrued $163 related to these services.

Revenue from management agreements with unconsolidated equity investees was $3,593 and $4,173 for the quarters ended June 30, 2005 and 2006, respectively, and $7,299 and $8,529 for the six months ended June 30, 2005 and 2006, respectively.

13. Investments in Unconsolidated Investees

The Company has direct ownership in five investees at June 30, 2006. The Company owns between 33.3 percent and 50 percent of these investees, and provides management services under agreements with four of these investees, expiring at various dates through 2023. As discussed in Note 4, in late December 2005 the Company purchased an additional equity interest in AO, a joint venture formed in 2004, which was an unconsolidated investee prior to purchase of the additional equity interest. The Company’s earnings in unconsolidated investees for the six months ended June 30, 2005 includes the Company’s percentage of AO’s earnings for this period. At June 30, 2006 the Company also has ownership in an unconsolidated investee of AO. AO owns 50% of this investee and provides management services under an agreement which expires in 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

Set forth below is certain financial data of these investees (amounts in thousands):

	December 31,	June 30,
	2005	2006
Combined Balance Sheet Data:
Current assets	$11,232	$11,289
Noncurrent assets	31,958	33,031
Current liabilites	12,230	9,092
Noncurrent liabilites	12,779	16,406

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Combined Operating Results:
Revenues	$8,170	$10,469	$15,997	$20,750
Expenses	6,157	7,864	12,320	15,862
Net income	2,013	2,605	3,677	4,888
Equity in earnings of unconsolidated investees	912	1,977	1,596	3,017

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading national provider of shared-service and fixed-site diagnostic imaging services, based upon annual revenue and number of diagnostic imaging systems deployed. Our principal sources of revenue are derived from magnetic resonance imaging (MRI) and positron emission tomography and positron emission tomography/computed tomography (PET and PET/CT). We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared and full-time service basis. We also provide services through a growing number of fixed sites primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which includes only the use of our imaging systems under a short-term contract. In the first six months of 2006, MRI services and PET and PET/CT services generated 62% and 28% of our revenue, respectively. The remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (CT), and management contract revenue. We had 500 diagnostic imaging systems, including 335 MRI systems and 74 PET or PET/CT systems and served over 1,000 clients in 43 states at June 30, 2006. Of these 500 diagnostic imaging systems, 72 were located in fixed-sites, which constitutes systems installed in hospitals or other buildings on hospital campuses, including modular buildings, systems installed inside medical groups’ offices or medical buildings, and free-standing fixed-sites, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space. Of these 72 fixed-sites, 58 were MRI fixed-sites, 3 PET or PET/CT fixed-sites and 11 other modality fixed sites.

Approximately 87% of our revenues for the first six months ended June 30, 2006 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients’ receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts’ average approximately three years in length for mobile services and approximately seven to ten years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

Approximately 13% of our revenues for the six months ended June 30, 2006 were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenue. Our revenue from these sites is generated from direct billings to patients or their third-party payors, including Medicare, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

Fixed-sites can be structured as either wholesale or retail. Revenues from these fixed-sites are included in both our wholesale or retail revenues, respectively.

On February 8, 2006, the Deficit Reduction Act of 2005 (“DRA”) was signed into law by President George W. Bush. The DRA imposes caps on Medicare payment rates for certain imaging services, including MRI, PET and CT, furnished in physician’s offices and other non-hospital based settings. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change is to apply to services furnished on or after January 1, 2007. The limitation is applicable to the technical components of the services only (which is the payment we receive for the non-professional services for which we bill directly under the Medicare Physician Fee Schedule). If the technical component of the service established under the Physician Fee Schedule (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), then the payment is to be reduced. In other words, in those instances where the technical component for the particular service is greater at the non-hospital site, the DRA directs that the hospital outpatient payment rate be substituted for the otherwise applicable Physician Fee Schedule payment rate. The implementation of this reimbursement reduction contained in the DRA will have a significant effect on our financial condition and results of operations beginning in 2007. For full year 2005, approximately 4% of our revenue was billed directly to Medicare contractors. Basing our calculation on our 2005 revenues, if the provisions were in effect for 2005, we estimate that the reduction in Medicare revenue due to DRA payment rate decreases would have totaled approximately $6 million. The estimated percentage reduction in revenue based on 2005 results is consistent with our expectation of what the impact on full year 2006 revenues would be. Because a high percentage of our expenses are fixed, we expect a significant portion of this decrease in revenue to directly effect earnings.

In addition, the DRA also codifies a reduction in Medicare payments for multiple images performed on contiguous body parts which was previously established by CMS in the 2006 Physician Fee Schedule Final Rule. Under that final rule, CMS is to pay 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session. Prior to this change, Medicare paid 100% of the technical component of each procedure. CMS is phasing in this reimbursement reduction over a two-year period so that payment rates for the technical components of second and subsequent imaging procedures are to be paid 75% of the otherwise applicable rate in 2006 and 50% of the otherwise applicable rate beginning in 2007. The implementation of this reimbursement reduction did not have a material impact on our consolidated financial position or results of operations for the quarter and six months ended June 30, 2006. We continue to believe that the implementation of this reimbursement reduction will not have a material impact on our consolidated financial position or results of operations in the future.

On July 18, 2006, the U.S. House of Representatives Energy and Commerce Committee’s Subcommittee on Health conducted a hearing regarding quality and utilization of imaging services and the provisions of the DRA that directly effect Medicare payment for imaging services. Many members of Congress have expressed concern about the impact of the DRA, and a legislation bill has been introduced to delay the effective date of the DRA for two years. Our current view is that the two year delay regarding implementation of the DRA is unlikely to be upheld by Congress and that the DRA as it is currently structured will become effective January 1, 2007.

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

In 2005 and the first six months of 2006, the growth rate of MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, a growing number of medical groups adding imaging capacity within their practice setting, the increasing trend of third-party payors intensifying their utilization management efforts to control MRI scan volume growth rate and additional patient-related cost-sharing programs. We expect that this trend will continue throughout 2006.

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

Seasonality

We experience seasonality in the revenues and margins generated for our services. First and fourth quarter revenues are historically lower than those from the second and third quarters. First quarter revenue is affected primarily by fewer calendar days and inclement weather, typically resulting in fewer patients being scanned during the period. Fourth quarter revenue is affected primarily by holiday and client and patient vacation schedules and inclement weather, also resulting in fewer scans during the period. The variability in margins is higher than the variability in revenues due to the fixed nature of our costs.

In 2006, there are five less scanning days in the second half of 2006 compared to the first half of 2006. We generated approximately $1.6 million per scanning day in the first half of 2006. If our revenue per scanning day for the second half of 2006 remains flat with the first half of 2006, this would result in a decrease in revenue of approximately $8.0 million in the second half of 2006 compared to the first half of 2006.

Results of Operations

The following table shows our consolidated statements of income as a percentage of revenues for each of the quarters ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	49.7	54.2	50.3	53.1
Selling, general and administrative expenses	12.6	11.8	11.8	11.9
Employment agreement costs	0.1	—	0.2	—
Severance and related costs	—	0.1	—	0.2
Depreciation expense	18.9	18.1	19.1	18.1
Amortization expense	0.8	1.1	0.8	1.1
Interest expense, net of interest income	8.8	8.7	8.7	8.8
Other (income) and expense, net	(0.1)	(0.2)	(0.2)	0.2
Total costs and expenses	90.8	93.8	90.7	93.4
Income before income taxes, minority interest expense and earnings from unconsolidated investees	9.2	6.2	9.3	6.6
Income tax expense	3.8	3.1	3.9	3.0
Minority interest expense	0.5	0.4	0.4	0.5
Earnings from unconsolidated investees	(0.8)	(1.7)	(0.7)	(1.3)
Net income	5.7%	4.4%	5.7%	4.4%

The table below provides MRI statistical information:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
MRI statistics
Average number of total systems	336.4	323.0	334.3	325.6
Average number of scan-based systems	285.2	274.1	283.6	276.9
Scans per system per day (scan-based systems)	9.61	9.38	9.53	9.37
Total number scan-based MRI scans	195,479	179,869	386,521	362,291
Price per scan	$354.60	$361.54	$355.22	$360.06

The table below provides PET and PET/CT statistical information:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
PET and PET/CT statistics
Average number of systems	52.4	69.1	51.3	68.1
Scans per system per day	5.46	5.89	5.28	5.86
Total number of PET and PET/CT scans	17,025	24,734	32,809	49,198
Price per scan	$1,327	$1,314	$1,348	$1,313

Following are the components of revenue (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Total MRI revenue	$76.2	$71.6	$150.9	$143.5
PET and PET/CT revenue	22.7	32.9	44.5	65.2
Other modalities and other revenue	9.5	10.8	19.0	21.9
Total	$108.4	$115.3	$214.4	$230.6

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Total fixed-site revenue (in millions)	$17.4	$18.9	$33.0	$36.7

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

Revenue increased $6.9 million, or 6.3%, to $115.3 million in the second quarter of 2006 compared to $108.4 million in the second quarter of 2005 primarily due to higher PET and PET/CT revenue and higher other modalities and other revenue, offset by lower MRI revenue. PET and PET/CT revenue in the second quarter of 2006 increased $10.2 million, or 45.1%, compared to the second quarter of 2005. Total PET and PET/CT scan volumes increased 45.3% to 24,734 scans in the second quarter of 2006 from 17,025 scans in the second quarter of 2005, primarily as a result of growth in our core PET business and the PET Scans of America Corp. acquisition. The average number of PET and PET/CT systems in service increased to 69.1 systems in the second quarter of 2006 from 52.4 systems in the second quarter of 2005. Scans per system per day also increased 7.9%, to 5.89 scans per system per day in the second quarter of 2006, from 5.46 in the second quarter of 2005. These increases were partially offset by a 1.0% decline in the average price per PET and PET/CT scan, to $1,314 per scan in the second quarter of 2006 compared to $1,327 per scan in the second quarter of 2005. Other modalities and other revenue increased $1.3 million, or 13.1%, to $10.8 million in the second quarter of 2006 compared to $9.5 million in the second quarter of 2005 primarily due to an increase in other fixed-site modality revenue, management contract revenue for our managed contracts and reimbursement of out-of-pocket expenses from unconsolidated investees. MRI revenue decreased $4.6 million in the second quarter of 2006, or 6.1%, compared to the second quarter of 2005. Scan-based MRI revenue decreased $4.3 million in the second quarter of 2006, or 6.2%, compared to the second quarter of 2005, from $65.0 million in the second quarter of 2006 to $69.3 million in the second quarter of 2005, primarily as a result of an 8.0% decrease in our scan-based MRI scan volume. Scan-based MRI scan volume decreased to 179,869 scans in the second quarter of 2006 from 195,479 scans in the second quarter of 2005, primarily due to a decrease in the average number of scan-based systems in service due to lower client demand. Scan-based systems in service decreased to 274.1 systems in the second quarter of 2006 from 285.2 systems in the second quarter of 2005 to adjust to modestly declining scan volumes and to increase the efficiency of our mobile MRI systems. Average scans per system per day also decreased by 2.4% to 9.38 in the second quarter of 2006 from 9.61 in the second quarter of 2005. Non-scan based MRI revenue decreased $0.3 million in the second quarter of 2006 over the same period in 2005. These decreases were partially offset by a 2.0% increase in average price per MRI scan to $361.54 per scan in second quarter of 2006 compared to $354.60 per scan in second quarter of 2005.

We had 335 MRI systems at June 30, 2006 compared to 352 MRI systems at June 30, 2005. We had 74 PET and PET/CT systems at June 30, 2006 compared to 57 PET and PET/CT systems at June 30, 2005. We operated 72 fixed sites at June 30, 2006, compared to 62 fixed sites at June 30, 2005.

Cost of revenues, excluding depreciation and amortization, increased $8.7 million, or 16.1%, to $62.6 million in the second quarter of 2006 compared to $53.9 million in the second quarter of 2005. During the second quarter of 2006 we recorded a tentative settlement on our class action lawsuit of

$2.5 million, or $0.03 net of tax, per diluted share. Compensation and related employee expenses increased $1.8 million, or 6.8%, primarily as a result of the increase of PET and PET/CT technologists who have a higher average hourly wage rate than MRI technologists and an increase in mileage reimbursement rates. This increase in compensation was partially offset by a lower average headcount of MRI technologists as a result of a decrease in the average number of MRI systems in use. Medical supplies increased $1.6 million, or 39.0%, primarily as a result of an increase in the number of PET and PET/CT systems in operation, which use a radiopharmaceutical as a component of the PET scan. Management contract expenses increased $0.8 million, or 32.8%, primarily as a result of an increase in expenses incurred on behalf of unconsolidated investees. Maintenance and related costs increased $0.7 million, or 7.0%, primarily due to an increase in the number of PET/CT systems in service, as well as an increase in the average service cost per system. Fuel expenses increased $0.3 million, or 21.3%, primarily due to higher average diesel fuel prices in 2006. Tractor and transportation expenses increased $0.2 million, or 32.4%, primarily due to an increase in the number of tractors on operating leases. All other cost of revenues, excluding depreciation and amortization, increased $0.8 million, or 9.1%. Cost of revenues, as a percentage of revenue, increased to 54.2% in the second quarter of 2006 from 49.7% in the second quarter of 2005 as a result of the factors described above.

Selling, general and administrative expenses decreased $0.1 million, or 0.5%, to $13.6 million in the second quarter of 2006 compared to $13.7 million in the second quarter of 2005. Professional services decreased $0.3 million, or 16.3%, primarily due to costs associated with our Form S-3 shelf registration statement in the second quarter of 2005. The provision for doubtful accounts decreased $0.3 million, or 22.6%. The provision for doubtful accounts as a percentage of revenue was 0.7% and 1.0% for each of the quarters ended June 30, 2006 and 2005, respectively. Non-cash share-based compensation increased $0.5 million in the second quarter of 2006 from the second quarter of 2005, primarily as a result of the adoption of SFAS 123 (R), effective January 1, 2006. Selling, general and administrative expenses as a percentage of revenue were 11.8% and 12.6% in the second quarter of 2006 and 2005, respectively.

We recorded employment agreement expenses of $0.1 million in the second quarter of 2005 related to payments under an amendment to an employment agreement with our former chairman of the board.

We recorded severance and related costs of $0.1 million in the second quarter of 2006 primarily for severance costs associated with reductions-in-force primarily due to our consolidation of five geographic regions to four geographic regions.

Depreciation expense increased $0.5 million, or 2.2%, to $20.9 million in the second quarter of 2006 compared to $20.4 million in the second quarter of 2005.

Amortization expense increased by $0.3 million, or 36.5%, to $1.2 million in the second quarter of 2006 compared to $0.9 million in the second quarter of 2005, primarily due to the amortization of intangible assets acquired in conjunction with our acquisitions in the third and fourth quarters of 2005.

Interest expense, net, increased $0.6 million, or 5.9%, to $10.1 million in the second quarter of 2006 compared to $9.5 million in the second quarter of 2005. This increase is due to higher average debt balances during the second quarter of 2006 as a result of 2005 acquisitions and higher average interest rates on our variable rate term loans. The increase in interest rates on our variable rate term loans was partially offset by the execution of various interest rate swap and collar agreements in 2004 and 2005 to hedge against future interest rate increases on most of our variable rate term loans.

Income tax expense was $3.5 million and $4.2 million in the second quarter of 2006 and 2005, respectively, resulting in effective tax rates of 41.2% and 40.4% in the first quarter of 2006 and 2005, respectively. Our effective tax rates were higher than statutory rates principally as a result of state income taxes.

Minority interest expense was $0.5 million in both the second quarter of 2006 and the second quarter of 2005.

Earnings from unconsolidated investees increased by $1.1 million, or 116.8%, to $2.0 million in the second quarter of 2006 compared to $0.9 million in the second quarter of 2005.

Our net income was $5.0 million, or $0.10 per share on a diluted basis, in the second quarter of 2006 compared to $6.2 million, or $0.12 per share on a diluted basis, in the second quarter of 2005.

Six Months Ended June 30, 2006 Compared to June 30, 2005

Revenue increased $16.2 million, or 7.6%, to $230.6 million in the first six months of 2006 compared to $214.4 million in the first six months of 2005 primarily due to higher PET and PET/CT revenue and higher other modalities and other revenue, offset by lower MRI revenue. PET and PET/CT revenue in the first six months of 2006 increased $20.7 million, or 46.6%, compared to the first six months of 2005. Total PET and PET/CT scan volumes increased 50.0% to 49,198 scans in the first six months of 2006 from 32,809 scans in the first six months of 2005, primarily as a result of growth in our core PET business and the PET Scans of America Corp. acquisition. The average number of PET and PET/CT systems in service increased to 68.1 systems in the first six months of 2006 from 51.3 systems in the first six months of 2005. Scans per system per day also increased 11.0%, to 5.86 scans per system per day in the first six months of 2006, from 5.28 scans per system per day in the first six months of 2005. These increases were partially offset by a 2.6% decline in the average price per PET and PET/CT scan, to $1,313 per scan in the first six months of 2006 compared to $1,348 per scan in the first six months of 2005. Other modalities and other revenue increased $2.9 million, or 15.0%, to $21.9 million in the first six months of 2006 compared to $19.0 million in the first six months of 2005 primarily due to an increase in other fixed-site modality revenue, management contract revenue for our managed contracts and reimbursement of out-of-pocket expenses from unconsolidated investees. MRI revenue decreased $7.4 million in the first six months of 2006, or 4.9%, compared to the first six months of 2005. Scan-based MRI revenue decreased $6.9 million in the first six months of 2006, or 5.0%, compared to the first six months of 2005, from $130.4 million in the first six months of 2006 to $137.3 million in the first six months of 2005, primarily as a result of a 6.3% decrease in our scan-based MRI scan volume. Scan-based MRI scan volume decreased to 362,291 scans in the first six months of 2006 from 386,521 scans in the first six months of 2005, primarily due to a decrease in the average number of scan-based systems in service due to lower client demand. Scan-based systems in service decreased to 276.9 systems in the first six months of 2006 from 283.6 systems in the first six months of 2005 to adjust to modestly declining scan volumes and to increase the efficiency of our mobile MRI systems. Average scans per system per day also decreased by 1.7% to 9.37 in the first six months of 2006 from 9.53 in the first six months of 2005. Non-scan based MRI revenue decreased $0.5 million in the first six months of 2006 over the same period in 2005. These decreases were partially offset by a 1.4% increase in average price per MRI scan to $360.06 per scan in first six months of 2006 compared to $355.22 per scan in the first six months of 2005.

We had 335 MRI systems at June 30, 2006 compared to 352 MRI systems at June 30, 2005. We had 74 PET and PET/CT systems at June 30, 2006 compared to 57 PET and PET/CT systems at June 30, 2005. We operated 72 fixed-sites at June 30, 2006 compared to 62 fixed sites at June 30, 2005.

Cost of revenues, excluding depreciation and amortization, increased $14.7 million, or 13.6%, to $122.5 million in the first six months of 2006 compared to $107.8 million in the first six months of 2005. Compensation and related employee expenses increased $4.5 million, or 8.5%, primarily as a result of the increase of PET and PET/CT technologists who have a higher average hourly wage rate than MRI technologists and an increase in mileage reimbursement rates. This increase in compensation was partially offset by a lower average headcount of MRI technologists as a result of a decrease in the average number of MRI systems in use. Medical supplies increased $2.7 million, or 32.6%, primarily as a result of an increase in the number of PET and PET/CT systems in operation, which use a radiopharmaceutical as a component of the PET scan. During the first six months of 2006, we recorded a tentative settlement on our class action lawsuit of $2.5 million, or $0.03 net of tax, per diluted share. Management contract expenses increased $1.3 million, or 23.9%, primarily as a result of an increase in expenses incurred on behalf of unconsolidated investees. Maintenance and related costs increased $0.9 million, or 4.2%, primarily due to an increase in the average service cost per system, as well as an increase in the number of PET/CT systems in service. Equipment rental expense increased $0.6 million, or 27.5%, primarily due to a higher number of rental systems in use to support current clients while continuing to improve route efficiency. Fuel expenses increased $0.6 million, or 23.2%, primarily due to higher average diesel fuel prices in 2006. Site fee expense increased $0.3 million, or 12.8%, primarily due to an increase in the number of retail fixed sites in operation. Tractor and transportation expenses increased $0.2 million, or 15.1%, primarily due to an increase in the number of tractors on operating leases. Outside medical services increased $0.2 million, or 3.7%, primarily as a result of an increase in outside radiologists service costs and physicist service costs associated with PET and PET/CT services. All other cost of revenues, excluding depreciation and amortization, increased $0.9 million, or 12.1%. Cost of revenues, as a percentage of revenue, increased to 53.1% in the first six months of 2006 from 50.3% in the first six months of 2005 as a result of the factors described above.

Selling, general and administrative expenses increased $2.0 million, or 7.9%, to $27.4 million in the first six months of 2006 compared to $25.4 million in the first six months of 2005. Compensation and related employee expenses increased $0.7 million, or 4.3%, primarily due to an increase in the headcount of sales personnel, an increase in sales commissions, and an increase in management incentive compensation. These increases were partially offset by a decrease in recruiting costs. Non-cash share-based compensation increased $1.2 million in the first six months of 2006 from the first six months of 2005, primarily as a result of the adoption of SFAS 123 (R), effective January 1, 2006. The provision for doubtful accounts increased $0.1 million, or 7.8%. The provision for doubtful accounts as a percentage of revenue was 0.7% for both of the six month periods ended June 30, 2006 and 2005. Professional services decreased $0.4 million, or 10.8%, primarily due to costs associated with our Form S-3 shelf registration statement in the second quarter of 2005. All other selling, general and administrative expenses increased $0.4 million, or 9.0%. Selling, general and administrative expenses as a percentage of revenue were 11.9% and 11.8% in the first six months of 2006 and 2005, respectively.

We recorded employment agreement costs of $0.4 million in the first six months of 2005 related to payments under an amendment to an employment agreement with our former chairman of the board.

We recorded severance and related costs of $0.6 million in the second quarter of 2006 primarily for severance costs associated with reductions-in-force primarily due to our consolidation of five geographic regions to four geographic regions.

Depreciation expense increased $1.0 million, or 2.4%, to $41.9 million in the first six months of 2006 compared to $40.9 million in the first six months of 2005.

Amortization expense increased by $0.7 million, or 38.8%, to $2.5 million in the first six months of 2006 compared to $1.8 million in the first six months of 2005, primarily due to the amortization of intangible assets acquired in conjunction with our acquisitions in the third and fourth quarters of 2005.

Interest expense, net, increased $1.7 million, or 9.3%, to $20.3 million in the first six months of 2006 compared to $18.6 million in the first six months of 2005. This increase is due to higher average debt balances during the second quarter of 2006 as a result of 2005 acquisitions and higher average interest rates on our variable rate term loans. The increase in interest rates on our variable rate term loans was partially offset by the execution of various interest rate swap and collar agreements in 2004 and 2005 to hedge against future interest rate increases on most of our variable rate term loans.

Income tax expense was $7.0 million and $8.3 million in the first six months of 2006 and 2005, respectively, resulting in effective tax rates of 41.0% and 40.3% in the first six months of 2006 and 2005, respectively. Our effective tax rates were higher than statutory rates for the first six months of 2006 and 2005 primarily as a result of state income taxes.

Minority interest expense was $1.0 million in both the first six months of 2006 and 2005.

Earnings from unconsolidated investees increased by $1.4 million, or 89.1%, to $3.0 million in the first six months of 2006 compared to $1.6 million in the first six months of 2005.

Our net income was $10.1 million, or $0.20 per share on a diluted basis, in the first six months of 2006 compared to $12.3 million, or $0.24 per share on a diluted basis, in the first six months of 2005.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $48.4 million and $50.7 million of cash flow from operating activities in the first six months of 2006 and 2005, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET and other diagnostic imaging services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts increased by $0.1 million in the first six months of 2006 compared to the first six months of 2005. Our number of days of revenue outstanding for our accounts receivable was 46 days and 45 days as of June 30, 2006 and 2005, which we believe is among the more favorable in the healthcare service industry. In addition, as of June 30, 2006, we had $50.0 million available borrowings under our revolving line of credit.

Our primary use of capital resources is to fund capital expenditures. We used cash of $30.3 million and $24.3 million for investing activities in the first six months of 2006 and 2005, respectively. We incur capital expenditures for the purposes of:

•       purchasing new systems;

•       replacing less advanced systems with new systems;

•       providing upgrades of our MRI and PET and PET/CT systems and upgrading our corporate infrastructure for future growth.

Capital expenditures totaled $43.0 million and $28.9 million in the first six months of 2006 and 2005, respectively. During the first six months of 2006 we purchased 4 MRI systems, 18 PET/CT systems and 3 CT systems. We traded-in or sold a total of 32 total systems for the six months ended June 30, 2006. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2006 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. Based upon the client demand described above, which dictates the type of equipment purchased, we expect capital expenditures to total approximately $85 to $90 million in 2006.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”(“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FASB 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe the adoption of FIN 48 will have a material impact on our consolidated financial position or results of operations.

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

During 2004 we entered into swap agreements which have notional amounts of $56.8 million, $46.8 million and $48.4 million at June 30, 2006. Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%, 3.89%, and 3.69%, respectively. The net effect of the hedges is to record interest expense at fixed rates of 5.65%, 6.39% and 6.19% respectively, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the quarter and six months ended June 30, 2006, we received a net settlement amount of $0.5 million and $0.8 million, respectively. For the quarter and six months ended June 30, 2005 we paid a net settlement amount of $0.3 million and $0.7 million, respectively. The swap agreements mature during 2007.

During 2005 we entered into multiple interest rate collar agreements which have a notional amount of $178.0 million. Under the terms of these agreements, we have purchased a cap on the interest rate of 4.00% and have sold a floor of 2.25%. For the quarter and six months ended June 30, 2006, we received a net settlement amount of $0.3 million and $0.4 million, respectively, on these collar agreements. For the quarter and six months ended June 30, 2005, we did not record any net settlement on these collar agreements. The collar agreements mature at various dates between January 2007 and January 2008.

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

There has been no changes in the Company’s internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

On May 5, 2005, Alliance Imaging, Inc. was served with a complaint (the “Class Action Complaint”) filed in Alameda County Superior Court alleging wage and hour claims on behalf of a putative class of approximately 400 former and current California employees of the Company. On August 19, 2005, the plaintiffs filed an amended complaint, which the Company answered on September 23, 2005. In this suit, captioned Linda S. Jones, et al. v. Alliance Imaging, Inc., et al., the plaintiffs allege violations of California’s wage, meal period, and break time laws and regulations. Plaintiffs sought recovery of unspecified economic damages, statutory penalties, attorneys’ fees, and costs of suit. On or about March 10, 2006, plaintiffs filed a second amended complaint (later further amended by a third amended complaint) adding a cause of action for conversion and a plea for punitive damages. The Company has filed a demurrer and motion to strike seeking to dismiss the new claim and plea. On July 19, 2006, the Company and the Plaintiffs entered into a tentative settlement of the Class Action Complaint pursuant to which the Company has agreed to pay $2.5 million in exchange for a dismissal with prejudice of all claims brought on behalf of the putative class under the Class Action Complaint. The tentative settlement is subject to court approval, and a preliminary approval and conditional class certification hearing has been scheduled for September 1, 2006.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Stockholders of Alliance Imaging, Inc. was held on May 24, 2006.

(b) The following nominee was elected as a Class II Director for a three-year term expiring at the 2009 Annual Meeting: Anthony B. Helfet. The Class I Directors, Kenneth W. Freeman, Neil F. Dimick, and Paul S. Viviano, whose terms expire at the 2008 Annual Meeting, and the Class III Directors, Michael W. Michelson, James C. Momtazee and Edward L. Samek, whose terms expire at the 2007 Annual Meeting, continue to serve on our Board of Directors.

(c)  Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposal and Vote Tabulation

	Votes Cast			Broker
	For	Against	Abstain	Non-votes
Approval of the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2006	49,496,887	11,048	6,007	—
Approval of the amended and restated 1999 Equity Plan	44,744,894	1,861,144	4,897	2,903,007

Election of Directors

Director	Votes Received	Votes Withheld
Anthony B. Helfet	47,968,598	1,545,344

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

4.6	Supplemental Indenture dated as of December 14, 2004 by and between Registrant and the Bank of New York with respect to 10 3/8% Senior Subordinated Notes due 2011.(13)
4.7	Third Amendment dated as of December 29, 2004 to Credit Agreement.(13)
4.8	Fourth Amendment dated as of December 19, 2005 to Credit Agreement.(16)
10.1	The 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(19)
10.2	The Alliance 1997 Stock Option Plan, including form of option agreement used thereunder, as amended.(5)
10.3	The Three Rivers Holding Corp. 1997 Stock Option Plan, as amended.(5)
10.4	Alliance Directors’ Deferred Compensation Plan, as amended.(6)
10.5	2003 Incentive Plan(9)
10.6	Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(1)

10.7	Agreement Not to Compete dated as of July 23, 1999 between Alliance and Richard N. Zehner.(1)
10.8	Amendment to Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(2)
10.9	Amendment to Employment Agreement dated as of December 31, 1997 between Alliance and Richard N. Zehner.(3)
10.10	Second Amendment to Employment Agreement dated as of February 5, 1998 between Alliance and Richard N. Zehner.(3)
10.11	Employment Agreement dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.12	Agreement Not to Compete dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.15	Employment Agreement dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.16	Agreement Not to Compete dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.17	Employment Agreement dated as of January 1, 2003 between Alliance and Paul S. Viviano.(9)
10.18	Agreement Not to Compete dated as of January 1, 2003 between Alliance and Paul S. Viviano.(9)
10.19	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(9)
10.20	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(9)
10.21	Form of Stockholder’s Agreement.(5)
10.23	Registration Rights Agreement dated as of November 2, 1999.(5)
10.24	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.25	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.26	Form of Indemnification Agreement.(6)
10.27	Amendment to Employment Agreement, Non-Qualified Stock Option Agreement and Non-Compete Agreement, dated as of May 21, 2003, between Alliance and Richard N. Zehner.(10)
10.29	Amendment to Employment Agreement and Stockholders’ Agreement, dated March 29, 2004 by and between Alliance, Viewer Holdings, LLC and Kenneth S. Ord.(12)
10.30	Amended and Restated Employment Agreement dated as of May 9, 2005 between Alliance and Paul S. Viviano.(15)
10.31	Agreement Not to Compete dated as of May 9, 2005 between Alliance and Paul S. Viviano.(15)
10.32	Employment Agreement dated as of May 9, 2005 between Alliance and Andrew P. Hayek.(15)
10.33	Agreement Not to Compete dated as of May 9, 2005 between Alliance and Andrew P. Hayek.(15)
10.34	Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara.(17)
10.35	Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara.(17)

10.36	Separation and Consulting Agreement and General Release, dated January 26, 2006, between Alliance and Russell D. Phillips, Jr.(18)
10.37	2006 Executive Incentive Plan†(18)
21.1	List of subsidiaries.(17)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(20)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(20)

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

(18)   Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 001-16609).

(19)   Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A relating to its 2006 Annual Meeting (File No. 001-16609).

(20)   Filed herewith

†                    Portions of this Exhibit have been redacted due to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance, Imaging, Inc.
August 9, 2006	By:	/s/ PAUL S. VIVIANO
Paul S. Viviano
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
August 9, 2006	By:	/s/ HOWARD K. AIHARA
Howard K. Aihara
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
August 9, 2006	By:	/s/ NICHOLAS A. POAN
Nicholas A. Poan
Vice President and Corporate Controller
(Principal Accounting Officer)