Form 10-Q
period 2006-09-30
ALLIANCE IMAGING INC /DE/
filed 2006-11-09
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2006:

Common Stock, $.01 par value, 49,843,683 shares

ALLIANCE  IMAGING,  INC.
FORM 10-Q
September 30, 2006
Index

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ALLIANCE IMAGING, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	December 31,	September 30,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$13,421	$12,914
Accounts receivable, net of allowance for doubtful accounts	48,236	56,465
Deferred income taxes	6,186	18,008
Prepaid expenses and other current assets	3,686	4,788
Other receivables	8,983	12,356
Total current assets	80,512	104,531
Equipment, at cost	752,128	761,356
Less accumulated depreciation	(393,179)	(414,884)
Equipment, net	358,949	346,472
Goodwill	154,656	154,723
Other intangible assets, net	39,071	36,985
Deferred financing costs, net	8,236	7,293
Other assets	33,918	24,264
Total assets	$675,342	$674,268
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$23,672	$12,349
Accrued compensation and related expenses	14,088	16,910
Accrued interest payable	4,561	7,504
Income taxes payable	87	—
Other accrued liabilities	29,064	30,728
Current portion of long-term debt	7,781	6,750
Total current liabilities	79,253	74,241
Long-term debt, net of current portion	418,260	383,467
Senior subordinated notes	153,541	153,541
Minority interests and other liabilities	4,400	4,131
Deferred income taxes	60,144	81,096
Total liabilities	715,598	696,476
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock	496	499
Additional paid-in deficit	(11,876)	(8,639)
Accumulated comprehensive income	3,217	3,027
Accumulated deficit	(32,093)	(17,095)
Total stockholders’ deficit	(40,256)	(22,208)
Total liabilities and stockholders’ deficit	$675,342	$674,268

See accompanying notes.

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Revenues	$106,198	$113,468	$320,596	$344,116
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	55,901	60,163	163,729	182,621
Selling, general and administrative expenses	11,747	13,669	37,110	41,037
Employment agreement costs	—	—	366	—
Severance and related costs	—	—	—	536
Depreciation expense	20,385	20,818	61,311	62,738
Amortization expense	937	1,230	2,719	3,703
Interest expense, net of interest income	9,117	10,053	27,686	30,343
Other (income) and expense, net	56	(174)	(331)	298
Total costs and expenses	98,143	105,759	292,590	321,276
Income before income taxes, minority interest expense, and earnings from unconsolidated investees	8,055	7,709	28,006	22,840
Income tax expense	3,494	3,392	11,795	10,401
Minority interest expense	550	551	1,506	1,586
Earnings from unconsolidated investees	(1,000)	(1,129)	(2,596)	(4,145)
Net income	$5,011	$4,895	$17,301	$14,998
Comprehensive income, net of taxes:
Net income	$5,011	$4,895	$17,301	$14,998
Unrealized gain (loss) on hedging transactions, net of taxes	1,450	(1,311)	3,051	(190)
Comprehensive income	$6,461	$3,584	$20,352	$14,808
Earnings per common share:
Basic	$0.10	$0.10	$0.35	$0.30
Diluted	$0.10	$0.10	$0.34	$0.30
Weighted average number of shares of common stock and common stock equivalents:
Basic	49,517	49,844	49,313	49,737
Diluted	50,368	50,505	50,311	50,239

See accompanying notes.

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2005	2006
Operating activities:
Net income	$17,301	$14,998
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,035	2,625
Non-cash share-based compensation	189	1,965
Depreciation and amortization	64,030	66,441
Amortization of deferred financing costs	1,834	1,193
Distributions greater than equity in undistributed
income of investees	70	134
Deferred income taxes	10,838	9,453
(Gain) loss on sale of assets	(331)	298
Changes in operating assets and liabilities:
Accounts receivable	(1,558)	(10,922)
Prepaid expenses and other current assets	(1,249)	(1,102)
Other receivables	(3,951)	(3,373)
Other assets	(1,825)	(243)
Accounts payable	(3,276)	(11,212)
Accrued compensation and related expenses	(3,133)	2,822
Accrued interest payable	6,208	2,943
Income taxes payable	(410)	(87)
Other accrued liabilities	6,189	1,591
Minority interests and other liabilities	66	(357)
Net cash provided by operating activities	93,027	77,167
Investing activities:
Equipment purchases	(46,497)	(56,516)
(Increase) decrease in deposits on equipment	(512)	7,944
Acquisitions, net of cash received	(7,650)	—
Proceeds from sale of assets	1,455	4,663
Net cash used in investing activities	(53,204)	(43,909)
Financing activities:
Principal payments on equipment debt	(4,485)	(2,716)
Proceeds from equipment debt	558	—
Principal payments on revolving loan facility	(15,000)	(52,000)
Proceeds from revolving loan facility	15,000	22,500
Principal payments on term loan facility	(25,000)	(2,675)
Payments of debt issuance costs	(531)	(250)
Proceeds from exercise of employee stock options	2,265	1,376
Net cash used in financing activities	(27,193)	(33,765)
Net increase (decrease) in cash and cash equivalents	12,630	(507)
Cash and cash equivalents, beginning of period	20,721	13,421
Cash and cash equivalents, end of period	$33,351	$12,914
Supplemental disclosure of cash flow information:
Interest paid	$20,074	$26,682
Income taxes paid, net of refunds	1,489	1,327
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$5,698	$6,361
Capital lease obligations assumed for the purchase of equipment debt	1,577	1,839
Equipment debt transferred to unconsolidated investee	—	(2,772)
Comprehensive income from hedging transactions, net of taxes	3,051	(190)

See accompanying notes.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

(Dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2005.

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

In connection with the 1999 Recapitalization Merger, the Company adopted an employee stock option plan (“the 1999 Equity Plan”) pursuant to which options with respect to a total of 6,325,000 shares of the Company’s common stock became available for grant. As of September 30, 2006, a total of 1,290,375 shares are available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to fair value of the Company’s common stock at the date of grant, except as noted below. All options have 10-year terms. A portion of the options vest in equal increments over five years and a portion vest after eight years (subject to acceleration if certain financial performance targets are achieved). The Company settles stock option exercises with newly issued shares of common stock.

Consistent with the valuation method for the disclosure-only provisions of SFAS 123, the Company is using the Black-Scholes option pricing model to value the compensation expense associated with stock-based awards under SFAS 123(R). The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the table below. In addition, forfeitures are estimated when recognizing compensation expense, and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. For the quarter and nine months ended September 30, 2005, the Company recorded $57 and $171, respectively, in non-cash share-based compensation for stock options granted with exercise prices below the fair value of the Company’s common stock at the date of grant and for certain stock options subject to amended performance targets under the 1999 Equity Plan, as discussed below. For the quarter and nine months ended September 30, 2006, of the total $657 and $1,965, respectively, in non-cash share-based compensation recorded, $501 and $1,489, respectively, was incremental share-based compensation as a result of the adoption of SFAS 123 (R).

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Quarter Ended September 30,	Nine Months Ended September 30,
	2006	2005	2006
Risk free interest rate	4.84%	3.79%	4.58%
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	56.7%	52.8%	56.7%
Average expected life (in years)	6.51	5.52	6.67

There were no stock options granted during the third quarter ended September 30, 2005.

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

In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company’s common stock, of which 35,000 options were outstanding at September 30, 2006. The exercise prices of these options and the fair value of the Company’s common stock on the grant date were $5.60 and $9.52 per share, respectively. The Company recorded non-cash share-based compensation of $6 and $18, respectively, for the quarter and nine months ended September 30, 2005, with an offset to paid-in-capital deficit. As the Company adopted SFAS 123 (R) effective January 1, 2006, any non-cash share-based compensation as a result of granting these stock options is included in the Company’s consolidated total of share-based compensation of $657 and $1,965, respectively, for the quarter and nine months ended September 30, 2006.

Under the 1999 Equity Plan, a portion of the options granted are “performance options.” These options vest on the eighth anniversary of the grant date if the option holder is still an employee, but the vesting accelerates if the Company meets the operating performance targets specified in the option agreements. On June 20, 2001, the Company’s compensation committee authorized the Company to amend the option agreements under its 1999 Equity Plan to reduce the performance targets for 1,899,600 performance options out of the 2,284,222 performance options outstanding. On May 18, 2004, the Company’s compensation committee authorized the Company to make a second amendment to the option agreements under its 1999 Equity Plan to further reduce the performance targets for all of the 1,914,500 performance options outstanding. As a result of the amendment, if the Company achieves the reduced performance targets but does not achieve the original performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, the Company would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option’s exercise price. For the quarter and nine months ended September 30, 2005 the Company recorded $57 and $171, respectively, in non-cash share-based compensation as a result of the amendment. As the Company adopted SFAS 123 (R) effective January 1, 2006, any non-cash share-based compensation as a result of these amendments is included in the Company’s consolidated total of non-cash stock-based compensation of $657 and $1,965, respectively, for the quarter and nine months ended September 30, 2006.

The following table summarizes the Company’s stock option activity:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding at December 31, 2005	3,571,275	$6.25
Granted	961,500	4.45
Exercised	(301,575)	4.48
Canceled	(352,150)	7.51
Outstanding at September 30, 2006	3,879,050	$5.82	8.56	$13,303
Vested and expected to vest in the future at September 30, 2006	3,683,576	$5.81	7.95	$12,618
Exercisable at September 30, 2006	1,269,954	$5.16	6.43	$4,167

The weighted average grant-date fair value of options granted during the quarter ended September 30, 2006 was $3.87 per share. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2005 and 2006 was $6.12 per share and $2.71 per share, respectively. The total intrinsic value of options exercised during the quarters ended September 30, 2005 and 2006 was $1,304 and $118, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2005 and 2006 was $3,610 and $507, respectively. The total cash received from employees as a result of stock option exercises was $1,211 and $314 for the quarters ended September 30, 2005 and 2006, respectively. The total cash received from employees as a result of stock option exercises was $2,265 and $1,376 for the nine months ended September 30, 2005 and 2006, respectively.

The following table summarizes the Company’s unvested stock option activity:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Unvested at December 31, 2005	2,243,851	$3.86
Granted	961,500	$2.71
Vested	(341,405)	$3.27
Canceled	(254,850)	$3.96
Unvested at September 30, 2006	2,609,096	$3.50

At September 30, 2006, the total unrecognized fair value compensation cost related to unvested stock options granted to both employees and non-employees was $7,015, which is expected to be recognized over a remaining weighted-average period of 3.65 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations. The total fair value of shares vested during the quarters ended September 30, 2005 and 2006 were $102, and $91 respectively. The total fair value of shares vested during the nine months ended September 30, 2005 and 2006 were $775, and $1,115, respectively.

Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the financial statements for the quarter and nine months ended September 30, 2006 for awards newly subject to compensation expense under SFAS 123(R). As discussed previously, prior to the adoption of SFAS 123(R), the Company recorded compensation expense for stock options granted with exercise prices below the fair value of the Company’s common stock at the date of grant, certain stock options subject to amended performance targets under the 1999 Equity Plan, and non-employee share-based awards granted to members of the Company’s advisory committee. The table below, therefore, excludes the effect of these awards.

	Quarter Ended September 30,	Nine Months Ended September 30,
	2006	2006
Selling, general, and administrative expenses	$501	$1,489
Total cost of non-cash share-based compensation included in income, before income tax	501	1,489
Amount of income tax recognized in earnings	(205)	(610)
Amount charged against income	$296	$879
Impact on net income per share:
Basic earnings per share:	$0.01	$0.02
Diluted earnings per share:	$0.01	$0.02

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ expected vesting period. Had compensation cost for the Company’s stock option plan been determined based on the estimated fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS 123 utilizing the Black-Scholes option-pricing model, the Company’s net income and basic and diluted earnings per share for the quarter and nine months ended September 30, 2005 would have approximated the pro forma amount indicated below:

	Quarter Ended September 30,	Nine Months Ended September 30,
	2005	2005
Net income:
As reported	$5,011	$17,301
Add: Non-cash share-based compensation expense included in reported net income, net of related tax effects	37	113
Deduct: Non- cash share-based compensation expense determined
under fair value based method, net of related tax effects	(349)	(1,062)
Pro forma net income	$4,699	$16,352
Basic earnings per share:
As reported	$0.10	$0.35
Pro forma	0.09	0.33
Diluted earnings per share:
As reported	0.10	0.34
Pro forma	0.09	0.33

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

Uncertainty in Income Taxes—In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”(“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FASB 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the provisions of FIN 48 and the impact on its consolidated financial position and results of operations. The Company will adopt FIN 48 for the fiscal year beginning January 1, 2007.

Fair Value Measurements—In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which enhances the existing guidance for measuring assets and liabilities using fair value. This statement provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 emphasizes fair value as a market-based measurement  instead of an entity-specific measurement. The statement sets out a fair value hierarchy with the highest priority being quoted prices in active markets. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS 157 and the impact on its consolidated financial position and results of operations. The Company will adopt SFAS 157 for the fiscal year beginning January 1, 2008.

Guidance on Materiality—In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement, contains guidance on correcting errors under the dual approach, and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe the adoption of SAB 108 will have a material impact on the Company’s consolidated financial position or results of operations.

4.      Transactions

Effective September 1, 2005, the Company acquired certain assets associated with nine multi-modality fixed-site diagnostic imaging centers. The multi-modality fixed-site diagnostic imaging centers include one MRI system, six CT systems, and 29 other modality systems. The purchase price consisted of $7,650 in cash and $826 in assumed liabilities and transaction costs. The acquisition was financed using the Company’s internally generated funds. As a result of this acquisition, the Company recorded goodwill and intangible assets of $2,246 and $2,400, respectively. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill is deductible for tax purposes and will be amortized over 15 years for tax purposes. The acquisition also includes $246 of contingent payment due to the shareholders of the centers if certain performance targets are met over a three year period. When the contingency is resolved and consideration is distributable, the Company will record the fair value of the consideration as additional purchase price to goodwill. Adjustments to goodwill may occur in future periods as a result of changes in the original valuation of assets and liabilities acquired. During the quarter ended September 30, 2006, the company increased goodwill by $91 as a result of changes in the original valuation of assets and liabilities acquired. During the nine months ended September 30, 2006, the company increased goodwill by $14 as a result of changes in the original valuation of assets and liabilities acquired. The Company has not included pro forma information as this acquisition did not have a material impact on the Company’s consolidated financial position or results of operations.

Effective October 1, 2005, the Company acquired 100% of the outstanding stock of PET Scans of America Corp. (“PSA”), a mobile provider of PET and PET/CT services primarily to hospitals in 13 states. The purchase price consisted of $36,596 in cash and $3,692 in assumed liabilities and transaction costs. The acquisition was financed using the Company’s revolving line of credit, internally generated funds, and capital leases. As a result of this acquisition the Company acquired intangible assets of $11,400, of which $9,100 was assigned to PSA customer contracts, which will be amortized over 10 years, and $2,100 was assigned to certificates of need held by PSA, which have indefinite useful lives and are not subject to amortization. These assets were recorded at fair value at the acquisition date. The Company recorded total goodwill of $22,472, which includes $3,007 of goodwill related to income tax timing differences as a result of the acquisition. None of the goodwill recorded is deductible for tax purposes. Adjustments to goodwill may occur in future periods as a result of changes in the original valuation of assets and liabilities acquired. During the quarter ended September 30, 2006, the company increased goodwill by $20 as a result of changes in the original valuation of assets and liabilities acquired. During the nine months ended September 30, 2006, the company decreased goodwill by $3 as a result of changes in the original valuation of assets and liabilities acquired. The Company has not included pro forma information as this acquisition did not have a material impact on the Company’s consolidated financial position or results of operations.

In late December 2005, the Company purchased an additional equity interest in a joint venture the Company formed in 2004 with the University of Pittsburgh Medical Center. The joint venture, Alliance Oncology (“AO”), is designed to partner with hospitals to build and operate radiation oncology centers, with an emphasis on intensity modulated radiation therapy and image guided radiation therapy. The purchase price for the additional equity interest was $8,000, which was financed through the Company’s revolving line of credit. The Company now owns 80% of AO. As a result of this acquisition the Company recorded goodwill of $6,946, which is deductible for tax purposes and will be amortized over 15 years for tax purposes. Adjustments to goodwill may occur in future periods as a result of changes in the original valuation of assets and liabilities acquired. There were no adjustments recorded to goodwill during the quarter ended September 30, 2006. During the nine months ended September 30, 2006, the company increased goodwill by $56 as a result of changes in the original valuation of assets and liabilities acquired. During the quarter and nine months ended September 30, 2005 the Company recorded earnings in unconsolidated investees for the Company’s share of AO’s previously unconsolidated earnings. The Company has not included pro forma information as this acquisition did not have a material impact on the Company’s consolidated financial position or results of operations.

5.      Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2005	$154,656
Additions to goodwill during the period	67
Balance at September 30, 2006	$154,723

Intangible assets consisted of the following:

	December 31, 2005			September 30, 2006
	Gross Carrying	Accumulated	Intangible	Gross Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, net	Amount	Amortization	Assets, net
Amortizing intangible assets:
Customer contracts	$51,063	$(18,791)	$32,272	$51,063	$(21,879)	$29,184
Other	4,467	(1,910)	2,557	7,147	(2,525)	4,622
Total amortizing intangible assets	$55,530	$(20,701)	$34,829	$58,210	$(24,404)	$33,806
Intangible assets not subject to amortization			$4,242			$3,179
Total other intangible assets			$39,071			$36,985

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

Amortization expense for intangible assets subject to amortization was $937 and $1,230 for the quarters ended September 30, 2005 and 2006, respectively, and $2,719 and $3,703 for the nine months ended September 30, 2005 and 2006, respectively. The intangible assets not subject to amortization represent certificate of needs and regulatory authority rights which have indefinite useful lives.

Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2006	$4,933
2007	4,722
2008	4,508
2009	4,187
2010	4,117

6.      Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31,	September 30,
	2005	2006
Accrued systems rental and maintenance costs	$5,801	$2,463
Accrued site rental fees	1,242	1,570
Accrued property and sales taxes payable	10,569	11,477
Accrued self-insurance expense	5,725	6,429
Other accrued expenses	5,727	8,789
Total	$29,064	$30,728

7.      Long-Term Debt and Senior Subordinated Credit Facility

Long-term debt consisted of the following:

	December 31,	September 30,
	2005	2006
Term loan facility	$384,875	$382,200
Revolving loan facility	29,500	—
Senior subordinated notes	153,541	153,541
Equipment debt	11,666	8,017
Long-term debt, including current portion	579,582	543,758
Less current portion	7,781	6,750
Long-term debt	$571,801	$537,008

8.      Derivatives

In the second quarter of 2004, the Company entered into interest rate swap agreements, with notional amounts of $56,813, $46,813 and $48,438 to hedge the future cash interest payments associated with a portion of the Company’s variable rate bank debt. These agreements are three years in length and mature in 2007. As of September 30, 2005, and 2006, the fair value of the Company’s interest rate swap agreements was an accumulated income of $2,440 and $2,332, respectively. Under these arrangements, the Company receives three-month London Interbank Offered Rate (“LIBOR”) and pays a fixed rate of 3.15%, 3.89% and 3.69%, respectively. The net effect of the hedges is to record interest expense at fixed rates of 5.65%, 6.39% and 6.19%, respectively, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the quarter and nine months ended September 30, 2005 the Company paid net settlement amounts of $102 and $848, respectively. For the quarter and nine months ended September 30, 2006, the Company received net settlement amounts of $649 and $1,420, respectively. The Company has designated these swaps as cash flow hedges of variable future cash flows associated with its long-term debt. For the quarter and nine months ended September 30, 2005, the Company recognized comprehensive income, net of tax, of $842, and $1,742, respectively, based on the change in fair value of these instruments. For the quarter and nine months ended September 30, 2006, the Company recognized a comprehensive loss, net of tax, of $591, and $295, respectively, based on the change in fair value of these instruments. The Company will continue to record subsequent changes in the fair value of the swaps through comprehensive income during the period these instruments are designated as hedges.

In the first quarter of 2005, the Company entered into multiple interest rate collar agreements for its variable rate bank debt. The total underlying notional amount of the debt was $178,000. Under these arrangements the Company has purchased a cap on the interest rate of 4.00% and has sold a floor of 2.25%. The Company paid a net purchase price of $1,462 for these collars. These agreements are two and three years in length and mature at various dates between January 2007 and January 2008. As of September 30, 2005 and 2006, the fair value of the Company’s interest rate collar agreements was an accumulated income of $2,181 and $2,701, respectively. For the quarter and nine month period ended September 30, 2005, the Company did not record any net settlement amount. For the quarter and nine month period ended September 30, 2006, the Company received a net settlement amount of $519 and $874, respectively. The Company has designated these collars as cash flow hedges of variable future cash flows associated with its long-term debt. For the quarter and nine month period ended September 30, 2005, the Company recognized comprehensive income, net of tax, of $608 and $1,309 based on the change in fair value of these instruments. For the quarter ended September 30, 2006, the Company recognized a comprehensive loss, net of tax, of $720 based on the change in fair value of these instruments. For the nine months ended September 30, 2006, the Company recognized comprehensive income, net of tax, of $105 based on the change in fair value of these instruments. The Company will record subsequent changes in the fair value of the collars through comprehensive income during the period these instruments are designated as hedges.

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

9.                 Income Taxes

For the quarter and nine months ended September 30, 2006, the Company recorded a provision for income taxes of $3,392 and $10,401, or 40.9% and 41.0% of the Company’s pretax income, respectively. For the quarter and nine months ended September 30, 2005, the Company recorded a provision for income taxes of $3,494 and $11,795, or 41.1% and 40.5% of the Company’s pretax income, respectively. The Company’s effective tax rate was higher than statutory rates primarily as a result of state income taxes.

10.          Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Numerator:
Net income	$5,011	$4,895	$17,301	$14,998
Denominator:
Denominator for basic earnings per share—weighted-average shares	49,517	49,844	49,313	49,737
Effect of dilutive securities:
Employee stock options	851	661	998	502
Denominator for diluted earnings per share—adjusted weighted-average shares	50,368	50,505	50,311	50,239
Earnings per common share:
Basic	$0.10	$0.10	$0.35	$0.30
Diluted	$0.10	$0.10	$0.34	$0.30
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	1,329	703	1,219	765
Average exercise price per share that exceeds average market price of common stock	$11.57	$11.69	$11.74	$11.55

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At September 30, 2006 the Company has determined that no liability is necessary related to these guarantees and indemnities.

The Company guarantees a portion of a loan on behalf of an unconsolidated investee under an agreement executed prior to 2002. The maximum potential future payment under this financial guarantee is $117 at September 30, 2006. The Company has not recorded an obligation for this guarantee.

On May 5, 2005, Alliance Imaging, Inc. was served with a complaint (the “Class Action Complaint”) filed in Alameda County Superior Court alleging wage and hour claims on behalf of a putative class of approximately 400 former and current California employees of the Company. On August 19, 2005, the plaintiffs filed an amended complaint, which the Company answered on September 23, 2005. In this suit, captioned Linda S. Jones, et al. v. Alliance Imaging, Inc., et al., the plaintiffs allege violations of California’s wage, meal period, and break time laws and regulations. Plaintiffs sought recovery of unspecified economic damages, statutory penalties, attorneys’ fees, and costs of suit. On or about March 10, 2006, plaintiffs filed a second amended complaint (later further amended by a third amended complaint) adding a cause of action for conversion and a plea for punitive damages. The Company filed a demurrer and motion to strike seeking to dismiss the new claim and plea. On July 19, 2006, the Company and the Plaintiffs entered into a tentative settlement of the Class Action Complaint pursuant to which the Company has agreed to pay $2,500, which is included in other accrued liabilities at September 30, 2006, in exchange for a dismissal with prejudice of all claims brought on behalf of the putative class under the Class Action Complaint. On September 8, 2006, the settlement was preliminarily approved by the court and a conditional class was certified for purposes of seeking class approval of the settlement. On October 2, 2006, notice was mailed to the conditional class members outlining the terms of the settlement and providing all class members with an opportunity to opt out of the settlement prior to the final approval hearing scheduled for November 27, 2006.

The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

12.          Related-Party Transactions

The Company recorded management fees payable to Kohlberg Kravis Roberts & Co (“KKR”) of $163 and $488 for each of the quarters and nine months ended September 30, 2005 and 2006, respectively, and will continue to receive financial advisory services from KKR on an ongoing basis. At September 30, 2005 and 2006, the Company has accrued $163 related to these services.

Revenue from management agreements with unconsolidated equity investees was $3,338 and $4,346 for the quarters ended September 30, 2005 and 2006, respectively, and $10,638 and $12,875 for the nine months ended September 30, 2005 and 2006, respectively.

13.          Investments in Unconsolidated Investees

The Company has direct ownership in five unconsolidated investees at September 30, 2006. The Company owns between 33.3 percent and 50 percent of these investees, and provides management services under agreements with four of these investees, expiring at various dates through 2023. As discussed in Note 4, in late December 2005 the Company purchased an additional equity interest in AO, a joint venture formed in 2004, which was an unconsolidated investee prior to purchase of the additional equity interest. The Company’s earnings in unconsolidated investees for the nine months ended September 30, 2005 includes the Company’s percentage of AO’s earnings for this period. At September 30, 2006 the Company also has ownership in an unconsolidated investee of AO. AO owns 50% of this investee and provides management services under an agreement which expires in 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

Set forth below is certain financial data of these investees (amounts in thousands):

	December 31, 2005	September 30, 2006
Combined Balance Sheet Data:
Current assets.	$11,232	$12,198
Noncurrent assets	31,958	31,617
Current liabilites.	12,230	10,898
Noncurrent liabilites.	12,779	14,790

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Combined Operating Results:
Revenues.	$9,156	$10,056	$25,153	$30,806
Expenses	6,922	7,722	19,242	23,584
Net income.	2,234	2,334	5,911	7,222
Equity in earnings of unconsolidated investees	1,000	1,129	2,596	4,145

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading national provider of shared-service and fixed-site diagnostic imaging services, based upon annual revenue and number of diagnostic imaging systems deployed. Our principal sources of revenue are derived from magnetic resonance imaging (MRI) and positron emission tomography and positron emission tomography/computed tomography (PET and PET/CT). We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared and full-time service basis. We also provide services through a growing number of fixed sites primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which includes only the use of our imaging systems under a short-term contract. In the first nine months of 2006, MRI services and PET and PET/CT services generated 62% and 29% of our revenue, respectively. The remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (CT), and management contract revenue. We had 494 diagnostic imaging systems, including 334 MRI systems and 71 PET or PET/CT systems and served over 1,000 clients in 43 states at September 30, 2006. Of these 494 diagnostic imaging systems, 74 were located in fixed-sites, which constitutes systems installed in hospitals or other buildings on hospital campuses, including modular buildings, systems installed inside medical groups’ offices or medical buildings, and free-standing fixed-sites, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space. Of these 74 fixed-sites, 60 were MRI fixed-sites, 3 were PET or PET/CT fixed-sites and 11 were other modality fixed sites.

Approximately 87% of our revenues for the first nine months ended September 30, 2006 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients’ receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts’ average approximately three years in length for mobile services and approximately seven to ten years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

Approximately 13% of our revenues for the nine months ended September 30, 2006 were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenue. Our revenue from these sites is generated from direct billings to patients or their third-party payors, including Medicare, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

Fixed-sites can be structured as either wholesale or retail arrangements. Revenues from these fixed-sites are included in both our wholesale or retail revenues, respectively.

On February 8, 2006, the Deficit Reduction Act of 2005 (“DRA”) was signed into law by President George W. Bush. The DRA imposes caps on Medicare payment rates for certain imaging services, including MRI, PET and PET/CT, furnished in physician’s offices and other non-hospital based settings. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change is to apply to services furnished on or after January 1, 2007. The limitation is applicable to the technical component of the services only, which is the payment the Company receives for the services for which the Company bills directly under the Medicare Physician Fee Schedule. The technical reimbursement under the Physician Fee Schedule generally allows for higher reimbursement than under the hospital outpatient prospective payment system (“HOPPS”). The implementation of this reimbursement reduction contained in the DRA will have a significant effect on our financial condition and results of operations beginning in 2007.

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

In August 2006, the Centers for Medicare and Medicaid Services (“CMS”) proposed reducing Medicare Part B HOPPS reimbursement for PET and PET/CT imaging procedures. On November 1, 2006, CMS issued a final determination of Medicare Part B HOPPS reimbursement rates for PET and PET/CT imaging procedures. The national rate for PET scans will be reduced from the current rate of $1,150 per scan to $855 per scan effective January 1, 2007. The national rate for PET/CT scans will be reduced from the current rate of $1,250 per scan to $950 per scan effective January 1, 2007.

For full year 2006, we estimate that approximately 5.6% of our revenue will be billed directly to the Medicare program, which has increased from approximately 4.3% of our revenue billed directly to the Medicare program in 2005. If the DRA had been in effect for full year 2006, we estimate the reduction in Medicare revenue due to the DRA reimbursement rate decrease would have reduced revenue by approximately $9.7 million. Additionally, the PET and PET/CT Medicare HOPPS reduction would have reduced revenue by approximately $2.8 million. Combined, the DRA and PET and PET/CT Medicare HOPPS rate reductions would have negatively impacted Alliance’s 2006 revenue by a total of $12.5 million. We expect that the entire revenue decrease will directly effect earnings.

In addition, the DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts. Effective January 1, 2006, CMS pays 100% of the technical component of the higher priced imaging procedure and 75% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session. We believe that the implementation of this reimbursement reduction in 2006 has not had a significant impact on our financial condition and results of operation.

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

In 2005 and the first nine months of 2006, the growth rate of MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, a growing number of medical groups adding imaging capacity within their practice setting, the increasing trend of third-party payors intensifying their utilization management efforts to control MRI scan volume growth rate and additional patient-related cost-sharing programs. We expect that this trend will continue throughout 2006.

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

In 2006, there are five fewer scanning days in the second half of 2006 compared to the first half of 2006. We generated approximately $1.6 million per scanning day in the first half of 2006. If our revenue per scanning day for the second half of 2006 remains flat with the first half of 2006, this would result in a decrease in revenue of approximately $8.0 million in the second half of 2006 compared to the first half of 2006.

Results of Operations

The following table shows our consolidated statements of income as a percentage of revenues for each of the quarters ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	52.6	53.0	51.1	53.1
Selling, general and administrative expenses	11.1	12.0	11.6	11.9
Employment agreement costs	—	—	0.1	—
Severance and related costs	—	—	—	0.2
Depreciation expense	19.2	18.4	19.1	18.2
Amortization expense	0.9	1.1	0.9	1.1
Interest expense, net of interest income	8.6	8.9	8.6	8.8
Other (income) and expense, net	—	(0.2)	(0.1)	0.1
Total costs and expenses	92.4	93.2	91.3	93.4
Income before income taxes, minority interest expense and earnings from unconsolidated investees	7.6	6.8	8.7	6.6
Income tax expense	3.3	3.0	3.7	3.0
Minority interest expense	0.5	0.5	0.5	0.4
Earnings from unconsolidated investees	(0.9)	(1.0)	(0.9)	(1.2)
Net income	4.7%	4.3%	5.4%	4.4%

The table below provides MRI statistical information:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
MRI statistics
Average number of total systems	328.3	332.6	332.3	322.0
Average number of scan-based systems	280.6	265.9	282.5	273.2
Scans per system per day (scan-based systems)	9.53	9.37	9.53	9.37
Total number scan-based MRI scans	188,731	172,791	575,251	535,082
Price per scan	$350.80	$361.05	$353.77	$360.38

The table below provides PET and PET/CT statistical information:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
PET and PET/CT statistics
Average number of systems	52.2	68.2	51.6	68.1
Scans per system per day	5.45	6.01	5.34	5.91
Total number of PET and PET/CT scans	17,342	25,521	50,150	74,719
Price per scan	$1,320	$1,310	$1,339	$1,312

Following are the components of revenue (in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Total MRI revenue	$72.7	$69.1	$223.6	$212.7
PET and PET/CT revenue	23.0	33.9	67.5	99.2
Other modalities and other revenue	10.5	10.5	29.5	32.2
Total	$106.2	$113.5	$320.6	$344.1

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Total fixed-site revenue (in millions)	$17.1	$18.8	$50.1	$55.5

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

Revenue increased $7.3 million, or 6.8%, to $113.5 million in the third quarter of 2006 compared to $106.2 million in the third quarter of 2005 primarily due to an increase in PET and PET/CT revenues offset by lower MRI revenue. Other modalities and other revenue was $10.5 million in both the third quarters of 2005 and 2006. PET and PET/CT revenue in the third quarter of 2006 increased $10.9 million, or 47.3%, compared to the third quarter of 2005. Total PET and PET/CT scan volumes increased 47.2% to 25,521 scans in the third quarter of 2006 from 17,342 scans in the third quarter of 2005, primarily as a result of growth in our core PET business and the PET Scans of America Corp. acquisition. The average number of PET and PET/CT systems in service increased to 68.2 systems in the third quarter of 2006 from 52.2 systems in the third quarter of 2005. Scans per system per day increased 10.3%, to 6.01 scans per system per day in the third quarter of 2006 from 5.45 scans per system per day in the third quarter of 2005. These increases were partially offset by a 0.8% decline in the average price per PET and PET/CT scan, to $1,310 per scan in the third quarter of 2006 compared to $1,320 per scan in the third quarter of 2005. MRI revenue decreased $3.6 million in the third quarter of 2006, or 5.0%, compared to the third quarter of 2005. Scan-based MRI revenue decreased $3.8 million in the third quarter of 2006, or 5.8%, to $62.4 million, from $66.2 million in the third quarter of 2005. This decrease is primarily a result of an 8.4% decrease in our scan-based MRI scan volume. Scan-based MRI scan volume decreased to 172,791 scans in the third quarter of 2006 from 188,731 scans in the third quarter of 2005, primarily due to a decrease in the average number of scan-based systems in service due to lower client demand. Scan-based systems in service decreased to 265.9 systems in the third quarter of 2006 from 280.6 systems in the third quarter of 2005 to adjust to modestly declining scan volumes and to increase the efficiency of our mobile MRI systems. Average scans per system per day also decreased by 1.7% to 9.37 in the third quarter of 2006 from 9.53 in the third quarter of 2005. These decreases were partially offset by a 2.9% increase in the average price per MRI scan to $361.05 per scan in the third quarter of 2006 compared to $350.80 per scan in the third quarter of 2005 and an increase in non-scan based MRI revenue of $0.2 million in the third quarter of 2006 over the same period in 2005.

We had 334 MRI systems at September 30, 2006 compared to 350 MRI systems at September 30, 2005. We had 71 PET and PET/CT systems at September 30, 2006 compared to 58 PET and PET/CT systems at September 30, 2005. We operated 74 fixed sites at September 30, 2006, compared to 72 fixed sites at September 30, 2005.

Cost of revenues, excluding depreciation and amortization, increased $4.3 million, or 7.6%, to $60.2 million in the third quarter of 2006 compared to $55.9 million in the third quarter of 2005. Compensation and related employee expenses increased $1.4 million, or 5.1%, primarily as a result of an increase in the number of PET and PET/CT technologists who have a higher average hourly wage rate than MRI technologists and an increase in mileage reimbursement rates. This increase in compensation was partially offset by a lower average headcount of MRI technologists as a result of a decrease in the average number of MRI systems in use. Medical supplies increased $1.1 million, or 26.2%, primarily as a result of an increase in the number of PET and PET/CT scans, which use a radiopharmaceutical as a component of the PET and PET/CT scan. Maintenance and related costs increased $0.8 million, or 6.8%, primarily due to an increase in the number of PET/CT systems in service, which have a higher average service cost per system than MRI systems. Management contract expenses increased $0.5 million, or 16.6%, primarily as a result of an increase in expenses incurred on behalf of unconsolidated investees. Site fee expenses increased $0.2 million, or 18.0%, primarily due to an increase in the number of retail sites in operation. All other cost of revenues, excluding depreciation and amortization, increased $0.3 million, or 3.7%. Cost of revenues, as a percentage of revenue, increased to 53.0% in the third quarter of 2006 from 52.6% in the third quarter of 2005 as a result of the factors described above.

Selling, general and administrative expenses increased $2.0 million, or 16.4%, to $13.7 million in the third quarter of 2006 compared to $11.7 million in the third quarter of 2005. Non-cash share-based compensation increased $0.6 million in the third quarter of 2006 from the third quarter of 2005, primarily as a result of the adoption of SFAS 123 (R), effective January 1, 2006. Professional services increased $0.5 million, or 32.9%, primarily due to legal costs associated with the tentative settlement on our class action lawsuit settlement. The provision for doubtful accounts increased $0.5 million, or 85.2%. The provision for doubtful accounts as a percentage of revenue was 0.9% and 0.5% for each of the quarters ended September 30, 2006 and 2005, respectively. Compensation and related employee expenses increased $0.3 million, or 3.5%, primarily due to an increase in management incentive compensation. All other selling, general and administrative expenses increased $0.1 million, or 6.4%. Selling, general and administrative expenses as a percentage of revenue were 12.0% and 11.1% in the third quarter of 2006 and 2005, respectively.

Depreciation expense increased $0.4 million, or 2.1%, to $20.8 million in the third quarter of 2006 compared to $20.4 million in the third quarter of 2005.

Amortization expense increased by $0.3 million, or 31.2%, to $1.2 million in the third quarter of 2006 compared to $0.9 million in the third quarter of 2005, primarily due to the amortization of intangible assets acquired in conjunction with our acquisitions in the third and fourth quarters of 2005.

Interest expense, net, increased $1.0 million, or 10.3%, to $10.1 million in the third quarter of 2006 compared to $9.1 million in the third quarter of 2005. This increase is due to higher average debt balances during the third quarter of 2006 as a result of 2005 acquisitions and higher average interest rates on our variable rate term loans. The increase in interest rates on our variable rate term loans was partially offset by the execution of various interest rate swap and collar agreements in 2004 and 2005 to hedge against future interest rate increases on most of our variable rate term loans.

Income tax expense was $3.4 million and $3.5 million in the third quarter of 2006 and 2005, respectively, resulting in effective tax rates of 40.9% and 41.1% in the third quarter of 2006 and 2005, respectively. Our effective tax rates were higher than statutory rates principally as a result of state income taxes.

Minority interest expense was $0.5 million in both the third quarter of 2006 and the third quarter of 2005.

Earnings from unconsolidated investees increased by $0.1 million, or 12.8%, to $1.1 million in the third quarter of 2006 compared to $1.0 million in the third quarter of 2005.

Our net income was $4.9 million, or $0.10 per share on a diluted basis, in the third quarter of 2006 compared to $5.0 million, or $0.10 per share on a diluted basis, in the third quarter of 2005.

Nine Months Ended September 30, 2006 Compared to September 30, 2005

Revenue increased $23.5 million, or 7.3%, to $344.1 million in the first nine months of 2006 compared to $320.6 million in the first nine months of 2005 primarily due to an increase in PET and PET/CT revenues and higher other modalities and other revenue, offset by lower MRI revenue. PET and PET/CT revenue in the first nine months of 2006 increased $31.7 million, or 46.8%, compared to the first nine months of 2005. Total PET and PET/CT scan volumes increased 49.0% to 74,719 scans in the first nine months of 2006 from 50,150 scans in the first nine months of 2005, primarily as a result of growth in our core PET and PET/CT business and the PET Scans of America Corp. acquisition. The average number of PET and PET/CT systems in service increased to 68.1 systems in the first nine months of 2006 from 51.6 systems in the first nine months of 2005. Scans per system per day increased 10.7%, to 5.91 scans per system per day in the first nine months of 2006 from 5.34 scans per system per day in the first nine months of 2005. These increases were partially offset by a 2.0% decline in the average price per PET and PET/CT scan, to $1,312 per scan in the first nine months of 2006 compared to $1,339 per scan in the first nine months of 2005. Other modalities and other revenue increased $2.7 million, or 9.5%, to $32.2 million in the first nine months of 2006 compared to $29.5 million in the first nine months of 2005 primarily due to an increase in other fixed-site modality revenue, management contract revenue for our managed contracts and reimbursement of out-of-pocket expenses from unconsolidated investees. MRI revenue decreased $10.9 million in the first nine months of 2006, or 4.9%, compared to the first nine months of 2005. Scan-based MRI revenue decreased $10.6 million in the first nine months of 2006, or 5.2%, to $192.9 million, from $203.5 million in the first nine months of 2005. This decrease is , primarily a result of a 7.0% decrease in our scan-based MRI scan volume. Scan-based MRI scan volume decreased to 535,082 scans in the first nine months of 2006 from 575,251 scans in the first nine months of 2005, primarily due to a decrease in the average number of scan-based systems in service due to lower client demand. Scan-based systems in service decreased to 273.2 systems in the first nine months of 2006 from 282.5 systems in the first nine months of 2005 to adjust to modestly declining scan volumes and to increase the efficiency of our mobile MRI systems. Average scans per system per day also decreased by 1.7% to 9.37 in the first nine months of 2006 from 9.53 in the first nine months of 2005. Non-scan based MRI revenue decreased $0.3 million in the first nine months of 2006 over the same period in 2005. These decreases were partially offset by a 1.9% increase in average price per MRI scan to $360.38 per scan in first nine months of 2006 compared to $353.77 per scan in the first nine months of 2005.

We had 334 MRI systems at September 30, 2006 compared to 350 MRI systems at September 30, 2005. We had 71 PET and PET/CT systems at September 30, 2006 compared to 58 PET and PET/CT systems at September 30, 2005. We operated 74 fixed-sites at September 30, 2006 compared to 72 fixed sites at September 30, 2005.

Cost of revenues, excluding depreciation and amortization, increased $18.9 million, or 11.5%, to $182.6 million in the first nine months of 2006 compared to $163.7 million in the first nine months of 2005. Compensation and related employee expenses increased $5.9 million, or 7.4%, primarily as a result of an increase in the number of PET and PET/CT technologists who have a higher average hourly wage rate than MRI technologists and an increase in mileage reimbursement rates. This increase in compensation was partially offset by a lower average headcount of MRI technologists as a result of a decrease in the average number of MRI systems in use. Medical supplies increased $3.8 million, or 30.4%, primarily as a result of an increase in the number of PET and PET/CT scans, which use a radiopharmaceutical as a component of the PET and PET/CT scan. During the first nine months of 2006, we recorded a tentative settlement on our class action lawsuit of $2.5 million. Management contract expenses increased $1.8 million, or 21.4%, primarily as a result of an increase in expenses incurred on behalf of unconsolidated investees. Maintenance and related costs increased $1.6 million, or 5.1%, primarily due to an increase in the number of PET/CT systems in service, which have a higher average service cost per system than MRI systems. Equipment rental expense increased $0.7 million, or 21.0%, primarily due to a higher number of rental systems in use to support current clients while continuing to improve route efficiency. Fuel expenses increased $0.7 million, or 14.8%, primarily due to higher average diesel fuel prices in 2006. Site fee expenses increased $0.4 million, or 14.6%, primarily due to an increase in the number of retail sites in operation. Outside medical services increased $0.2 million, or 2.6%, primarily as a result of an increase in outside radiologists service costs and physicist service costs associated with PET and PET/CT services. Tractor and transportation expenses increased $0.1 million, or 6.7%, primarily due to an increase in the number of tractors on operating leases. All other cost of revenues, excluding depreciation and amortization, increased $1.2 million, or 10.7%. Cost of revenues, as a percentage of revenue, increased to 53.1% in the first nine months of 2006 from 51.1% in the first nine months of 2005 as a result of the factors described above.

Selling, general and administrative expenses increased $3.9 million, or 10.6%, to $41.0 million in the first nine months of 2006 compared to $37.1 million in the first nine months of 2005. Non-cash share-based compensation increased $1.8 million in the first nine months of 2006 from the first nine months of 2005, primarily as a result of the adoption of SFAS 123 (R), effective January 1, 2006. Compensation and related employee expenses increased $1.0 million, or 4.0%, primarily due to an increase in management incentive compensation. These increases were partially offset by a decrease in recruiting costs. The provision for doubtful accounts increased $0.6 million, or 29.0%. The provision for doubtful accounts as a percentage of revenue was 0.8% for the nine month period ended September 30, 2006 compared to 0.6% for the nine month period ended September 30, 2005. All other selling, general and administrative expenses increased $0.5 million, or 5.4%. Selling, general and administrative expenses as a percentage of revenue were 11.9% and 11.6% in the first nine months of 2006 and 2005, respectively.

We recorded employment agreement costs of $0.4 million in the first nine months of 2005 related to payments under an amendment to an employment agreement with our former chairman of the board.

We recorded severance and related costs of $0.6 million in the first nine months of 2006 primarily for severance costs associated with reductions-in-force primarily due to our consolidation of five geographic regions to four geographic regions and a reduction in administrative headcount.

Depreciation expense increased $1.4 million, or 2.3%, to $62.7 million in the first nine months of 2006 compared to $61.3 million in the first nine months of 2005.

Amortization expense increased by $1.0 million, or 36.2%, to $3.7 million in the first nine months of 2006 compared to $2.7 million in the first nine months of 2005, primarily due to the amortization of intangible assets acquired in conjunction with our acquisitions in the third and fourth quarters of 2005.

Interest expense, net, increased $2.6 million, or 9.6%, to $30.3 million in the first nine months of 2006 compared to $27.7 million in the first nine months of 2005. This increase is due to higher average debt balances during the third quarter of 2006 as a result of 2005 acquisitions and higher average interest rates on our variable rate term loans. The increase in interest rates on our variable rate term loans was partially offset by the execution of various interest rate swap and collar agreements in 2004 and 2005 to hedge against future interest rate increases on most of our variable rate term loans.

Income tax expense was $10.4 million and $11.8 million in the first nine months of 2006 and 2005, respectively, resulting in effective tax rates of 41.0% and 40.5% in the first nine months of 2006 and 2005, respectively. Our effective tax rates were higher than statutory rates for the first nine months of 2006 and 2005 primarily as a result of state income taxes.

Minority interest expense increased $0.1 million, or 5.3%, to $1.6 million in the first nine months of 2006 compared to $1.5 million in the first nine months of 2005.

Earnings from unconsolidated investees increased by $1.5 million, or 59.7%, to $4.1 million in the first nine months of 2006 compared to $2.6 million in the first nine months of 2005.

Our net income was $15.0 million, or $0.30 per share on a diluted basis, in the first nine months of 2006 compared to $17.3 million, or $0.34 per share on a diluted basis, in the first nine months of 2005.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $77.2 million and $93.0 million of cash flow from operating activities in the first nine months of 2006 and 2005, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET and other diagnostic imaging services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts increased by $0.6 million in the first nine months of 2006 compared to the first nine months of 2005. Our number of days of revenue outstanding for our accounts receivable was 50 days and 48 days as of September 30, 2006 and 2005, which we believe is among the more favorable in the healthcare service industry. The number of days revenue outstanding as of September 30, 2006 were negatively impacted due to a Centers for Medicare and Medicaid Services (“CMS”) claims payment hold for the last 9 days of September 2006 due to CMS’s budget issues faced at its fiscal year end, which was September 30, 2006. We resumed receiving Medicare claims payments in October 2006. In addition, as of September 30, 2006, we had $64.1 million available borrowings under our revolving line of credit.

Our primary use of capital resources is to fund capital expenditures. We used cash of $43.9 million and $53.2 million for investing activities in the first nine months of 2006 and 2005, respectively. We incur capital expenditures for the purposes of:

• purchasing new systems;

• replacing less advanced systems with new systems;

• providing upgrades of our MRI and PET and PET/CT systems and upgrading our corporate infrastructure for future growth.

Capital expenditures totaled $56.5 million and $46.5 million in the first nine months of 2006 and 2005, respectively. During the first nine months of 2006 we purchased 9 MRI systems, 20 PET/CT systems and 4 CT systems. We traded-in or sold a total of 46 total systems for the nine months ended September 30, 2006. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2006 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. Based upon the client demand described above, which dictates the type of equipment purchased, we expect capital expenditures to total approximately $75 to $80 million in 2006.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”(“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FASB 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the provisions of FIN 48 and the impact on our consolidated financial position and results of operations. We will adopt FIN 48 for the fiscal year beginning January 1, 2007.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which enhances the existing guidance for measuring assets and liabilities using fair value. This statement provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 emphasizes fair value as a market-based measurement  instead of an entity-specific measurement. The statement sets out a fair value hierarchy with the highest priority being quoted prices in active markets. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the provisions of SFAS 157 and the impact on our consolidated financial position and results of operations. We will adopt SFAS 157 for the fiscal year beginning January 1, 2008.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement, contains guidance on correcting errors under the dual approach, and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not believe the adoption of SAB 108 will have a material impact on our consolidated financial position and results of operations.

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

During 2004 we entered into swap agreements which have notional amounts of $56.8 million, $46.8 million and $48.4 million at September 30, 2006. Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%, 3.89%, and 3.69%, respectively. The net effect of the hedges is to record interest expense at fixed rates of 5.65%, 6.39% and 6.19% respectively, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the quarter and nine months ended September 30, 2006, we received a net settlement amount of $0.6 million and $1.4 million, respectively. For the quarter and nine months ended September 30, 2005 we paid a net settlement amount of $0.1 million and $0.8 million, respectively. The swap agreements mature during 2007.

During 2005 we entered into multiple interest rate collar agreements which have a notional amount of $178.0 million. Under the terms of these agreements, we have purchased a cap on the interest rate of 4.00% and have sold a floor of 2.25%. For the quarter and nine months ended September 30, 2006, we received a net settlement amount of $0.5 million and $0.9 million, respectively, on these collar agreements. For the quarter and nine months ended September 30, 2005, we did not record any net settlement on these collar agreements. The collar agreements mature at various dates between January 2007 and January 2008.

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

There have been no changes in the Company’s internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

On May 5, 2005, Alliance Imaging, Inc. was served with a complaint (the “Class Action Complaint”) filed in Alameda County Superior Court alleging wage and hour claims on behalf of a putative class of approximately 400 former and current California employees of the Company. On August 19, 2005, the plaintiffs filed an amended complaint, which the Company answered on September 23, 2005. In this suit, captioned Linda S. Jones, et al. v. Alliance Imaging, Inc., et al., the plaintiffs allege violations of California’s wage, meal period, and break time laws and regulations. Plaintiffs sought recovery of unspecified economic damages, statutory penalties, attorneys’ fees, and costs of suit. On or about March 10, 2006, plaintiffs filed a second amended complaint (later further amended by a third amended complaint) adding a cause of action for conversion and a plea for punitive damages. The Company has filed a demurrer and motion to strike seeking to dismiss the new claim and plea. On July 19, 2006, the Company and the Plaintiffs entered into a tentative settlement of the Class Action Complaint pursuant to which the Company has agreed to pay $2.5 million in exchange for a dismissal with prejudice of all claims brought on behalf of the putative class under the Class Action Complaint. On September 8, 2006, the settlement was preliminarily approved by the court and a conditional class was certified for purposes of seeking class approval of the settlement. On October 2, 2006, notice was mailed to the conditional class members outlining the terms of the settlement and providing all class members with an opportunity to opt out of the settlement prior to the final approval hearing scheduled for November 27, 2006.

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

We derive approximately 13% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid or private health insurance companies, and changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues. Approximately 87% of our revenues are derived from healthcare provider clients including hospitals, that generally rely on reimbursement from third-party payors. From time to time, initiatives have been proposed which, if implemented, could have the effect of substantially decreasing reimbursement rates for diagnostic imaging services.

For example, on February 8, 2006, the Deficit Reduction Act of 2005, or DRA, was signed into law by President George W. Bush. The DRA imposes caps on Medicare payment rates for certain imaging services, including MRI, PET and CT, furnished in physician’s offices and other non-hospital based settings. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change is to apply to services furnished on or after January 1, 2007. The limitation is applicable to the technical component of the services only (which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule). If the technical component of the service established under the Physician Fee Schedule (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), then the payment is to be reduced. In other words, in those instances where the technical component for the particular service is greater for the non-hospital site, the DRA directs that the hospital outpatient payment rate be substituted for the otherwise applicable Physician Fee

Schedule payment rates. The implementation of this reimbursement reduction contained in the DRA will have a significant effect on our financial condition and results of operations beginning in 2007. On November 1, 2006, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule for the Medicare Part B hospital outpatient prospective payment system, or HOPPS reimbursement rates for PET and PET/CT imaging procedures. The national payment rate for nonmyocardial PET scans will be reduced from the current rate of $1,150 per scan to $855.43 per scan effective January 1, 2007. The national payment rate for PET/CT scans will be reduced from the current rate of $1,250 per scan to $950 per scan effective, also January 1, 2007.

For full year 2006, Alliance estimates that approximately 5.6% of the Company’s revenue will be billed directly to the Medicare program, which has increased from approximately 4.3% of the Company’s revenue billed directly to the Medicare program in 2005. If the DRA had been in effect for full year 2006, Alliance estimates the reduction in Medicare revenue due to the DRA reimbursement rate decrease would have reduced revenue by approximately $9.7 million. Additionally, the PET and PET/CT Medicare HOPPS reduction would have reduced revenue by approximately $2.8 million. Combined, the DRA and PET and PET/CT Medicare HOPPS rate reductions described above would have negatively impacted Alliance’s 2006 revenue by a total of $12.5 million. Because a high percentage of our expenses are fixed, we expect a significant portion of this decrease in revenue to directly affect earnings.

In addition, the DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts which was previously announced by the Center for Medicare and Medicaid Services, or CMS. The DRA mandates payment at 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session. Initially, CMS announced that it would phase in this reimbursement reduction over a two-year period, resulting in a 25% reduction for each additional imaging procedure on contiguous body parts in 2006 and an additional 25% reduction in 2007. On November 1, 2006, however, CMS announced that it would not implement the additional 25% reduction in 2007. The Company believes that the implementation of this reimbursement reduction will not have a significant impact on the financial condition and results of operation in the future.

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

The market for diagnostic imaging services and systems is competitive. Our major competitors include InSight Health Services Corp., Medquest, Inc., Radiologix, Inc., Medical Resources, Inc., Shared Medical Services, Kings Medical Company Inc. and Otter Tail Power Company. In addition to direct competition from other mobile providers, we compete with independent imaging centers and referring physicians with diagnostic imaging systems in their own offices, as well as with original equipment manufacturers, or OEM’s, that aggressively sell or lease imaging systems to healthcare providers for full-time installation. In recent years we have seen an increase in activity by OEM’s sale of systems directly to a certain number of our clients. Typically, OEM’s target our higher scan volume clients. This increase in activity by OEM’s has resulted in overcapacity of systems in the marketplace, especially related to medical groups adding imaging capacity within their practice setting. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace these higher volume scan clients typically with lower volume clients. During 2005 our MRI revenues modestly declined compared to 2004 levels and we believe that MRI revenues will continue to modestly decline in future years.

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

We operate in a competitive, capital intensive, high fixed-cost industry. The development of new technologies or refinements of existing ones might make our existing systems technologically or economically obsolete, or reduce the need for our systems. MRI, PET and PET/CT and other diagnostic imaging systems are currently manufactured by numerous companies. Competition among manufacturers for a greater share of the MRI, PET and PET/CT and other diagnostic imaging systems market has resulted in and likely will continue to result in technological advances in the speed and imaging capacity of these new systems. Consequently, the obsolescence of our systems may be accelerated. Should new technological advances occur, we may not be able to acquire the new or improved systems. In the future, to the extent we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing or the issuance of equity or debt securities, we may be unable to maintain a competitive equipment base. In addition, advancing technology may enable hospitals, physicians or other diagnostic service providers to perform procedures without the assistance of diagnostic service providers such as ourselves. As a result, we may not be able to maintain our competitive position in our targeted regions or expand our business.

Natural disasters could adversely affect our business and operations.

Our corporate headquarters is located in California and we currently operate in 43 states, located in various geographic regions across the country, subject to varying risks for natural disaster, including but not limited to, hurricanes, blizzards, floods, earthquakes and tornados. Depending upon their severity, these natural disasters could damage our facilities and imaging systems or prevent potential patients from traveling to our centers. Damage to our equipment or any interruption in our business would adversely affect our financial condition and could result in the loss of the capital invested in the damaged facilities or imaging systems or anticipated future cash flows from those facilities or imaging systems.

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

During the year ended December 31, 2005, we continued to experience a high rate of contract terminations primarily due to stepped up marketing, sales and attractive financing alternatives being offered by original equipment manufacturers to our clients. A portion of our clients can execute their early termination clause and discontinue service prior to maturity. As a result, our 2005 MRI revenues declined compared to 2004 levels and we believe that MRI revenues from our shared-service operations will continue to decline in future periods. If these contracts are not renewed, it could result in a significant negative impact on our business. It is not always possible to immediately obtain replacement clients, and historically many replacement clients have been smaller facilities which have a lower number of scans than lost clients.

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

We may be subject to professional liability claims. Although there currently are no known hazards associated with MRI or our other scanning technologies when used properly, hazards may be discovered in the future. Furthermore, there is a risk of harm to a patient during an MRI if the patient has certain types of metal implants or cardiac pacemakers within his or her body. Patients are carefully screened to safeguard against this risk, but screening may nevertheless fail to identify the hazard. Any claim made against us could be costly to defend against, result in a substantial damage award against us and divert the attention of our management from our operations, which could have an adverse effect on our financial performance.

Loss of key executives and failure to attract qualified managers and sales persons could limit our growth and negatively impact our operations.

We depend upon our management team to a substantial extent. In particular, we depend upon Mr. Viviano, our Chief Executive Officer and the Chairman of our Board of Directors for his skills, experience and knowledge of the company and industry contacts. Effective May 9, 2005, Mr. Viviano entered into an employment agreement which ends on the second anniversary of the effective date. The term of this agreement is subject to automatic extensions on a quarterly basis after the initial term has been completed. Mr. Viviano can prevent a quarterly extension by giving notice of a desire to modify or terminate the agreement at least thirty days prior to the quarterly extension date. In addition, we do not have key employee insurance policies covering any of our management team. The loss of Mr. Viviano or other members of our management team, could have a material adverse effect on our business, results of operations or financial condition.

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

•       potential adverse effects on operating results; and

•       challenges in retaining clients.

We may not be able to maintain the levels of operating efficiency acquired companies have achieved or might achieve separately. Successful integration of each of their operations will depend upon our ability to manage those operations and to eliminate redundant and excess costs. Because of difficulties in combining operations, we may not be able to achieve the cost savings and other size related benefits that we hoped to achieve after these acquisitions which would harm our financial condition and operating results.

We are controlled by a single stockholder who will be able to exert significant influence over matters requiring stockholder approval, including change of control transactions.

Viewer Holdings L.L.C., an affiliate of Kohlberg Kravis Roberts & Co, or KKR, owns approximately 70% of our common equity without giving effect to phantom shares held by three members of KKR’s management who are on our board of directors. These directors in the aggregate hold 49,231 phantom shares, which gives them the right to receive an equivalent number of shares of our common stock, or cash, upon their retirement or separation from the board of directors or upon the occurrence of a change of control. KKR 1996 GP L.L.C. is the sole general partner of KKR Associates 1996 L.P., which is the sole general partner of KKR 1996 Fund L.P. As of the date hereof, KKR 1996 Fund L.P. is the senior member of Viewer Holdings L.L.C. Michael W. Michelson, a member of our board of directors, is a member of KKR 1996 GP L.L.C. Mr. Michelson is also the Chairperson of our Compensation Committee and a member of our Executive Committee. James C. Momtazee and Kenneth W. Freeman, who are also executives of KKR and limited partners of KKR Associates 1996 L.P., are also members of our board of directors. Mr. Momtazee is also a member of our Compensation Committee and our Executive Committee. We sometimes refer to KKR 1996 GP L.L.C., KKR Associates 1996 L.P., KKR 1996 Fund L.P. and various affiliated entities as KKR. KKR provides management, consulting and financial services to us and we paid KKR an annual fee of $650,000 in 2005 and will pay $650,000 in 2006 in quarterly installments in arrears at the end of each calendar quarter for those services.

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

The trading price of our common stock on the New York Stock Exchange has fluctuated significantly in the past. During the period from January 1, 2004 through September 30, 2006, the trading price of our common stock fluctuated from a high of $14.15 per share to a low of $3.38 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs and may affect our ability to be in compliance with such new corporate governance provisions in the future.

The existing federal securities laws and regulations impose complex and continually changing regulatory requirements on our operations and reporting. With the enactment of the Sarbanes-Oxley Act of 2002 in July 2002, a significant number of new corporate governance requirements have been adopted. These new requirements impose comprehensive reporting and disclosure requirements, set stricter independence and financial expertise standards for audit committee members, and impose increased civil and criminal penalties for companies, their chief executive officers, chief financial officers and directors for securities law violations. We expect these developments to increase our legal compliance costs, increase the difficulty and expense in obtaining director and officer liability insurance, and make it harder for us to attract and retain qualified members of our board of directors and/or qualified executive officers. Such developments could harm our results of operations and divert management’s attention from business operations.

Risks Related to Government Regulation of Our Business

Complying with federal and state regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

We are directly or indirectly through our clients subject to extensive regulation by both the federal government and the states in which we conduct our business, including the federal Anti-Kickback Law and similar state anti-kickback laws, the Stark Law and similar state laws affecting physician referrals, the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996 and similar state laws addressing privacy and security, state unlawful practice of medicine and fee splitting laws, state certificate of need laws, the Medicare and Medicaid statutes and regulations, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and requirements for handling biohazardous and radioactive materials and wastes.

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

Various federal and state laws govern financial arrangements among health care providers. The federal Anti-Kickback Law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare, Medicaid or other federal healthcare program patients, or in return for, or to induce, the purchase, lease or order of items or services that are covered by Medicare, Medicaid or other federal healthcare programs. Many state laws also prohibit the solicitation, payment or receipt of remuneration in return for, or to induce the referral of patients in private as well as government programs. Violation of these laws may result in substantial civil or criminal penalties and/or exclusion from participation in federal or state healthcare programs. We believe that we are operating in compliance with applicable laws and believe that our arrangements with providers would not be found to violate the federal and state anti-kickback laws. However, these laws could be interpreted in a manner inconsistent with, and that could have an adverse effect on, our operations.

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

In addition, under the DRA, States are encouraged to adopt false claims acts similar to the federal False Claims Act, which establish liability for submission of fraudulent claims to the State Medicaid Program and contain qui tam or whistleblower provisions.  States enacting such false claims statutes will receive an increased percentage of any recovery from a State Medicaid judgment or settlement.  Adoption of new false claims statutes in states where we operate may impose additional requirements or burdens on us.

Healthcare reform legislation and future regulations could impact our operations or limit the prices we can charge for our services, which would reduce our revenues and harm our operating results.

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

In addition, on November 1, 2006, CMS issued a rule that describes 14 new supplier standards applicable to independent diagnostic testing facilities, or IDTFs, enrolled or enrolling in the Medicare program, which includes some of the Company’s facilities. CMS has designed these standards to ensure that minimum quality standards are met to protect beneficiaries. If an IDTF fails to meet one or more of the proposed standards at the time of enrollment or at the time of re-enrollment, then its application will be denied or the agency will revoke an IDTF’s billing privileges. These new standards go into effect on January 1, 2007, and IDTFs must meet these standards to obtain or retain enrollment in the Medicare program. We believe we already meet the requirements in all material respects. At this time, we cannot predict the impact that these new standards will have on our business.

It is not clear at this time what existing or future proposals, if any, will be made or adopted and, if adopted, what effect these proposals would have on our business. Aspects of certain of these healthcare proposals, such as payment reductions in the Medicare and Medicaid Programs, containment of healthcare costs on an interim basis by means that could include a short-term freeze on prices charged by healthcare providers, and permitting greater state flexibility in the administration of Medicaid, could limit the demand for our services or affect the revenue per procedure that we can collect which would harm our business and results of operations.

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

Our property and equipment which make up a significant portion of our tangible assets, had a net book value as of December 31, 2005 of $358.9 million and $346.5 million as of September 30, 2006. The book value of these assets should not be relied on as a measure of realizable value for such assets. The realizable value may be greater or lower than such net book value. The value of our assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered. Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered. Our goodwill and other intangible assets had a net book value as of December 31, 2005 of $193.7 million and $191.7 million as of September 30, 2006. These assets primarily consist of the excess of the acquisition cost over the fair market value of the net assets acquired in purchase transactions, customer contracts and costs to obtain certificates of need. The value of goodwill and other intangible assets will continue to depend significantly upon the success of our business as a going concern and the growth in future cash flows. As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures that govern our 10 3/8% senior subordinated notes due 2011 and 7 1/4% senior subordinated notes due 2012 permit us or our subsidiaries to incur additional indebtedness, subject to certain restrictions. Further, the indentures allow for the incurrence of indebtedness by our subsidiaries, all of which would be structurally senior to the notes. In addition, as of September 30, 2006, our revolving credit facility permitted additional borrowings of up to approximately $64.1 million subject to the covenants contained in the credit facility, and all of those borrowings would be senior to the notes. If new debt is added to our and our subsidiaries’ current debt levels, the risks discussed above could intensify.

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

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. At September 30, 2006, $230.1 million of our debt was at variable interest rates. However, during 2005, we entered into multiple interest rate collar agreements which have a total notional amount of $178.0 million, which reduces our exposure on our total variable rate to the terms of these agreements. Under the terms of these agreements, we have purchased a cap on the interest rate of 4.00% and have sold a floor of 2.25%. The collar agreements mature at various dates between January 2007 and January 2008. Increases in interest rates would also impact the refinancing of our fixed rate debt. If interest rates are higher when our fixed debt becomes due, we may be forced to borrow at the higher rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks as to the other parties to the agreements not performing or that the agreements could be unenforceable.

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
4.5

Indenture dated as of December 29, 2004 by and between the Registrant and the Bank of New York with respect to $150 million aggregate principal amount of 7 1/4% Senior Subordinated Notes due 2012 and 7 1/4% Series B Senior Subordinated Notes due 2012.(12)

4.6	Supplemental Indenture dated as of December 14, 2004 by and between Registrant and the Bank of New York with respect to 10 3/8% Senior Subordinated Notes due 2011.(12)
4.7	Third Amendment dated as of December 29, 2004 to Credit Agreement.(12)
4.8	Fourth Amendment dated as of December 19, 2005 to Credit Agreement.(14)
10.1	The 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(17)
10.2	The Alliance 1997 Stock Option Plan, including form of option agreement used thereunder, as amended.(5)
10.3	The Three Rivers Holding Corp. 1997 Stock Option Plan, as amended.(5)
10.4	Alliance Directors’ Deferred Compensation Plan, as amended.(6)
10.5	2003 Incentive Plan(9)
10.6	Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(1)
10.7	Agreement Not to Compete dated as of July 23, 1999 between Alliance and Richard N. Zehner.(1)
10.8	Amendment to Employment Agreement dated as of July 23, 1997 between Alliance and Richard N. Zehner.(2)
10.9	Amendment to Employment Agreement dated as of December 31, 1997 between Alliance and Richard N. Zehner.(3)
10.10	Second Amendment to Employment Agreement dated as of February 5, 1998 between Alliance and Richard N. Zehner.(3)
10.11	Employment Agreement dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.12	Agreement Not to Compete dated as of January 19, 1998 between Alliance and Kenneth S. Ord.(4)
10.15	Employment Agreement dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.16	Agreement Not to Compete dated as of April 29, 1998 between Alliance and Russell D. Phillips, Jr.(3)
10.17	Employment Agreement dated as of January 1, 2003 between Alliance and Paul S. Viviano.(9)
10.18	Agreement Not to Compete dated as of January 1, 2003 between Alliance and Paul S. Viviano(9)
10.19	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(9)
10.20	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(9)

10.21	Form of Stockholder’s Agreement.(5)
10.23	Registration Rights Agreement dated as of November 2, 1999.(5)
10.24	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.25	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(5)
10.26	Form of Indemnification Agreement.(6)
10.27	Amendment to Employment Agreement, Non-Qualified Stock Option Agreement and Non-Compete Agreement, dated as of May 21, 2003, between Alliance and Richard N. Zehner.(10)
10.29	Amendment to Employment Agreement and Stockholders’ Agreement, dated March 29, 2004 by and between Alliance, Viewer Holdings, LLC and Kenneth S. Ord.(11)
10.30	Amended and Restated Employment Agreement dated as of May 9, 2005 between Alliance and Paul S. Viviano.(13)
10.31	Agreement Not to Compete dated as of May 9, 2005 between Alliance and Paul S. Viviano.(13)
10.32	Employment Agreement dated as of May 9, 2005 between Alliance and Andrew P. Hayek.(13)
10.33	Agreement Not to Compete dated as of May 9, 2005 between Alliance and Andrew P. Hayek.(13)
10.34	Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara.(15)
10.35	Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara.(15)
10.36	Separation and Consulting Agreement and General Release, dated January 26, 2006, between Alliance and Russell D. Phillips, Jr.(16)
10.37	2006 Executive Incentive Plan †(16)
10.38	Summary of compensation award to Nicholas A. Poan(18)
21.1	List of subsidiaries.(15)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(19)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(19)

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

(11) Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-16609).

(12) Incorporated by reference to exhibits filed in response to Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 29, 2004 (File No. 001-16609).

(13) Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-16609).

(14) Incorporated by reference to exhibits filed in response to Item 9.01(d) , “Exhibits” of the Company’s Current Report on Form 8-K, dated December 22, 2005 (File No. 001-16609).

(15) Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(1), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-16609).

(16) Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 001-16609).

(17) Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A relating to its 2006 Annual Meeting (File No. 001-16609).

(18) Incorporated by reference to Item 1.01, of the Company’s Current Report on Form 8-K, dated October 17, 2006 (File No. 001-16609).

(19) Filed herewith

†Portions of this Exhibit have been redacted due to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE, IMAGING, INC.

November 9, 2006	By:	/s/ PAUL S. VIVIANO
Paul S. Viviano
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
November 9, 2006	By:	/s/ HOWARD K. AIHARA
Howard K. Aihara
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 9, 2006	By:	/s/ NICHOLAS A. POAN
Nicholas A. Poan
Senior Vice President and Corporate Controller
(Principal Accounting Officer)