Form 10-K
period 2006-12-31
ALLIANCE IMAGING INC /DE/
filed 2007-03-16
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 2007, based upon the closing price of the Common Stock as reported by the New York Stock Exchange on such date, was $181,355,179.

The number of shares outstanding of Common Stock, par value $0.01, as of March 9, 2007 was 49,968,072 shares.

Documents Incorporated by Reference

The Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 30, 2007 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

Item 1.                        Business.

General

We are a leading national provider of shared-service and fixed-site diagnostic imaging services, based upon annual revenue and number of diagnostic imaging systems deployed. Our principal sources of revenue are derived from magnetic resonance imaging (MRI), and positron emission tomography and positron emission tomography/computed tomography (PET and PET/CT). Unless the context otherwise requires, the words “we” “us” and “our” as used in this Form 10-K refers to Alliance Imaging, Inc. and our direct and indirect subsidiaries. We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. We also provide services through a growing number of fixed-sites, primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which includes only the use of our imaging systems under a short-term contract. For the fiscal year ended December 31, 2006, MRI services and PET and PET/CT services generated 62% and 29% of our revenue, respectively. The remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (CT), and management contract revenue. We had 489 diagnostic imaging systems, including 331 MRI systems, 73 PET or PET/CT systems, 40 CT systems and 45 other systems, and served over 1,000 clients in 43 states at December 31, 2006. Of these 489 diagnostic imaging systems, 68 were located at fixed-sites, which constitutes systems installed in hospitals or other buildings on hospital campuses, including modular buildings, systems installed inside medical groups’ offices, or medical buildings, and free-standing fixed-sites, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space. Of these 68 fixed-sites, 57 were MRI fixed-sites, four were PET or PET/CT fixed-sites and seven were other modality fixed-sites. In addition, through Alliance Oncology, a joint venture, we have recently begun a new initiative to build and operate radiation therapy centers primarily by partnering with hospitals in a manner similar to our existing MRI and PET and PET/CT business. Two of these centers are currently operational and several more are in development.

Approximately 87% of our revenues for the year ended December 31, 2006 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independently of our clients’ receipt of reimbursement from third-party payors. For shared-service customers, we typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The terms of these contracts average approximately three years in length. Our contracts for our fixed-sites average approximately five to 10 years in length. We price our contracts based on the type of system used, the scan volume and the number of ancillary services being provided. Pricing is also affected by competitive pressures.

Our clients, primarily small-to-mid-sized hospitals, contract with us to provide diagnostic imaging systems and services in order to:

•       take advantage of our extensive diagnostic imaging and project management experience;

•       avoid capital investment and financial risk associated with the purchase of their own systems;

•       provide access to MRI, PET and PET/CT and other services for their patients when the demand for these services does not justify the purchase of a dedicated, full-time system;

•       benefit from upgraded imaging systems without direct capital expenditures;

•       eliminate the need to recruit, train and manage qualified technologists;

•       make use of our ancillary services; and

•       gain access to services under our regulatory and licensing approvals when they do not have these approvals

Significant 2006 Corporate Events

On November 2, 2006 we announced the resignation of Andrew P. Hayek, president and chief operating officer, effective January 5, 2007.

On November 13, 2006, we announced the promotion of Michael F. Frisch to executive vice president and chief operating officer effective January 5, 2007. Prior to his appointment, from September 2004, Mr. Frisch served as senior vice president, southeast region, and as regional vice president, mid-atlantic region from November 2002 to August 2004. From January 1999 through October 2002, Mr. Frisch served as senior vice president-regional operations of American Dental Partners, a dental practice management company.

On November 27, 2006, affiliates of Kohlberg Kravis Roberts & Co (“KKR”) sold 9.2 million shares of our common stock in an underwritten secondary public offering. Following completion of the offering, KKR beneficially owned approximately 52% of our outstanding shares of common stock. We did not sell any shares and did not receive any proceeds from the sale of shares in the public offering.

Industry Overview

Diagnostic imaging services are noninvasive procedures that generate representations of the internal anatomy and convert them to film or digital media. Diagnostic imaging systems facilitate the early diagnosis of diseases and disorders, often minimizing the cost and amount of care required and reducing the need for costly and invasive diagnostic procedures. Radiation therapy (“RT”) is the use of high-energy radiation to treat cancer. The market of RT providers is highly fragmented with approximately 70% of services still performed in hospitals.

MRI

MRI technology involves the use of high-strength magnetic fields to produce computer-processed cross-sectional images of the body. Due to its superior image quality, MRI is the preferred imaging technology for evaluating soft tissue and organs, including the brain, spinal cord and other internal anatomy. With advances in MRI technology, MRI is increasingly being used for new applications such as imaging of the heart, chest and abdomen. Conditions that can be detected by MRI include multiple sclerosis, tumors, strokes, infections, and injuries to the spine, joints, ligaments, and tendons. Unlike x-rays and computed tomography, which are other diagnostic imaging technologies, MRI does not expose patients to potentially harmful radiation.

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

PET and PET/CT

PET is a nuclear medicine procedure that produces images of the body’s metabolic and biologic functions. PET can provide earlier detection of certain cancers, coronary diseases or neurologic problems than other diagnostic imaging systems. It is also useful for the monitoring of these conditions. PET can detect the presence of disease at an early stage. The ability of PET technology to measure metabolic activity assists in the identification of lesions and the assessment of organ health. A growing body of clinical research supports PET as a diagnostic tool for cancer diagnosis, staging, and treatment monitoring. Early detection of these conditions enables a broader range of treatments. The recent expansion of Centers for Medicare & Medicaid Services (“CMS”) coverage has driven the growth of PET. Since 1998, CMS has expanded reimbursement of PET procedures from two indications to 39 indications, which include the diagnosis, staging, and restaging of lung, esophageal, colorectal, breast, head and neck cancers, lymphoma, and melanoma. Additionally, PET reimbursement coverage includes PET scans for diagnosis and treatment of dementia and neurodegenerative diseases, as well as expanded national PET reimbursement coverage for brain, cervical, ovarian, pancreatic, small lung cell, and testicular cancer. Under this national coverage determination, PET is to be covered for detection of pre-treatment metastases in newly diagnosed cervical cancer, as well as for brain, ovarian, pancreatic, small cell lung, and testicular cancers, where provided as part of certain types of clinical trials.

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

•       Other Diagnostic Imaging Services.   Other diagnostic imaging technologies include: nuclear medicine or gamma camera, ultrasound, mammography, general fluoroscopy, bone densitometry and general x-ray.

Radiation Therapy

Radiation therapy uses high-energy radiation to treat cancer. The radiation diminishes cancer cells’ ability to reproduce, which causes the body to naturally dispose of these cells. Approximately 60% of new cancer patients are treated with radiation therapy each year. Radiation therapy is often used together with other oncology treatments such as chemotherapy and surgical oncology.

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

Our Competitive Strengths

A Leading National Provider of Shared-Service and Fixed-Site MRI and PET and PET/CT Services

We are a leading national provider of shared-service and fixed-site MRI, PET and PET/CT services, based on annual revenue and number of diagnostic imaging systems deployed. As of December 31, 2006, we had 331 MRI systems, 73 PET or PET/CT systems, 40 CT systems and 45 other systems in operation.

We believe our size allows us to achieve operating, purchasing and administrative efficiencies, including:

•       the ability to maximize utilization through efficient deployment of our mobile systems;

•       equipment purchasing savings from equipment manufacturers; and

•       favorable service and maintenance contracts from equipment manufacturers

We also believe our size has enabled us to establish a well-recognized brand name and an experienced management team with a detailed knowledge of the competitive and regulatory environments within the diagnostic imaging services industry. This reputation and knowledge has enabled us to become one of the first companies to work with hospitals to develop and provide radiation oncology therapy services. PET and PET/CT, which is often used for early detection of cancer, provides us with a unique ability to leverage our hospital relationships and capitalize on this fast growing therapeutic sector.

Comprehensive Diagnostic Imaging Solution

We offer our clients a comprehensive diagnostic imaging solution, which includes our imaging services and ancillary services, such as marketing support, education, training and billing assistance. In some cases, we provide services under our regulatory and licensing approvals for clients who lack such approvals. We believe that a comprehensive diagnostic imaging solution is an important factor when potential clients select a diagnostic imaging provider. We also believe that some clients recognize the benefits of our solution and will continue to contract for our diagnostic imaging services or enter into a joint venture with us even if their scan volume may justify the purchase of their own imaging system.

Exclusive, Long-Term Contracts with a Diverse Client Base

We primarily generate our revenues from exclusive, long-term contracts with hospitals and other healthcare providers. These contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own systems. At December 31, 2006, we served over 1,000 clients in 43 states and, during 2006, no single client accounted for more than 2% of our revenue.

Reduced Reimbursement Risk

Generally, hospitals, clinics and independent imaging centers bill patients or third-party payors, such as health insurers, for their imaging services. In contrast, for the year ended December 31, 2006, approximately 87% of our revenues were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require hospitals and clinics to pay us based on the number of scans we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us regardless of our clients’ receipt of reimbursement from third-party payors. Accordingly, our exposure to uncollectible patient receivables is minimized, as evidenced by our bad debt expense of only 0.9% of revenues for the year ended December 31, 2006. Moreover, we believe that the number of days outstanding for our accounts receivable, which was 46 days as of December 31, 2006, is among the more favorable in the healthcare services industry.

Stable and Significant Cash Flow Generation

We have produced strong cash flows and maintained attractive margins over a sustained period of time. We attribute this to: (1) our comprehensive imaging solutions, (2) the substantial value we offer our customers, (3) the strength of our customer relationships, (4) the largely wholesale nature of our revenues and (5) our economies of scale.

Experienced Management Team

Our senior management team consists of professionals with significant experience within the hospital and healthcare services industry. Our four executive officers have over 50 years of industry experience.

Advanced MRI and PET and PET/CT Systems

Our technologically advanced systems can perform high quality scans more rapidly and can be used for a wider variety of imaging applications than less advanced systems. Approximately 96% of our MRI systems, specifically 1.0 and 1.5 tesla, are equipped with high-strength magnets that allow high-speed imaging. Moreover, technological change in this field is gradual and most of our systems can be upgraded with software and hardware enhancements, which should allow us to continue to provide advanced technology without purchasing entire new systems.

We have continued to make a significant investment in PET and PET/CT systems. In October 2005, we added nine PET and PET/CT systems to our fleet through the acquisition of PET Scans of America Corporation. We acquired our first PET system in 1999 and own 73 PET or PET/CT systems as of December 31, 2006.

Our Services

As of December 31, 2006, we provided our outsourcing services on the following bases:

•       Shared Service.   We offered 55% of our diagnostic imaging systems on a part-time basis. These systems are located in mobile trailers which are transported to our clients’ locations. We schedule deployment of these mobile systems so that multiple clients can share use of the same system. The typical shared-service contract averages approximately three years in length.

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

•       Interim and Rental Services.   We offered 15% of our diagnostic imaging systems to clients on an unstaffed basis. These systems are located in mobile trailers which are transported to our clients’ locations. These clients may be unable to maintain the extra capacity to accommodate periods of peak demand for imaging services or may require temporary assistance until they can develop permanent imaging service centers at or near their facilities. Generally, we do not provide technologists to operate our systems in these arrangements.

Our Strategy

Key components of our strategy include:

Focus on Diversification Through Growth Products.   We will continue to operate our mobile, shared-service MRI business to maximize efficiency, clinical excellence and cash flow. However, we are also focused on diversifying and growing our business through the identification of additional services or new technologies which can be deployed on behalf of our hospital and healthcare clients, including:

•       PET/CT.   We are one of the largest national PET/CT providers in the United States. At December 31, 2006 we had 69 mobile PET or PET/CT systems and four fixed-site systems. Strong industry growth in the PET and PET/CT market provides a significant opportunity for our company. We see potential for growth through increases in Medicare-approved procedures and greater physician acceptance of PET procedures.

•       Fixed Sites.   Our fixed-site contracts generally last for five to 10 years. Since January 1, 2003, we have opened 47 fixed sites and increased fixed-site revenues by 114%. We plan to continue to profitably grow our fixed-site business line through an aggressive, but disciplined growth strategy focused on partnerships with hospitals and fact-based, analytical screening processes.

•       Radiation Therapy.   Within oncology, radiation therapy is an established, growing form of treatment that exhibits strong operating margins and a high return on investment. RT represents a significant opportunity for us, as PET/CT technology is increasingly used for the early detection of cancer and approximately 60% of new cancer cases are treated with RT each year. Alliance Oncology, our joint venture, is currently developing radiation therapy centers in partnership with hospitals. Two of these centers are currently open and several more are in development. The growth in RT as part of our business mix is supported by strong demand from hospitals for assistance in upgrading to the latest RT technology (Intensity Modulated Radiation Therapy, or IMRT, and Image Guided Radiation Therapy, or IGRT), the increasing incidence of cancer, our unparalleled PET/CT capabilities and the growing use of PET/CT scans.

Improvement of our Sales Force.   We are focused on improving our sales management and sales support infrastructure to improve the pace of new business. We believe a strengthened sales force will enable us to further diversify our business, pursue growth in low market share territories and focus on converting mature mobile customers to fixed sites. The ability of our sales force to effectively cross-sell mobile and fixed-site MRI, mobile and fixed-site PET/CT and radiation therapy will provide us with future growth and margin enhancement. Some of our sales force initiatives include new training programs, marketing campaigns and account coverage models. We also have improved commission and incentive programs for our sales managers to align them with our company’s initiatives.

Improve Operating Efficiency.   We are focused on reducing our cost structure and improving asset allocation. Since 2005, we have decreased the number of our business regions from 10 to four, while standardizing certain policies and procedures nationwide. In doing so, we believe we will continue to benefit from our regional managers’ direct contact and knowledge of markets we serve, while ensuring quality, consistency and efficiency across all regions. Other initiatives include developing new vendor relationships and actively managing our mobile systems to increase their utilization through improved route efficiency.

Focus on Patient Care and Customer Service.   We are dedicated to the highest level of patient care standards and clinical performance improvement. We strive to provide a variety of solutions designed to meet the needs of our customers by developing new surveying tools for both patients and customers. These surveying tools provide performance-driven data to improve levels of satisfaction for all of our products.

As a result of our efforts, we have achieved the highest levels of accreditation. We were the first national provider of shared-imaging services to be awarded accreditation by the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, in 1998. All of our sites and centers are JCAHO accredited or American College of Radiology certified. We have also restructured our marketing function so that our marketing teams are regionally based, enabling us to better understand our patient and customer needs, and thereby improving our service to them.

Focus on a Unified Culture.   Our business mix has significantly diversified over the past several years. Because of this, we have made it a priority to develop a cohesive culture based upon a shared set of core values, including (i) clinical quality and excellence, (ii) integrity and ethics, (iii) respect, (iv) teamwork and (v) accountability. Our values are stewarded by a management team with a history of clinical excellence combined with practical experience. Some of our specific actions have been to establish clear and consistent performance expectations and invest in key training for sales and operations management personnel.

Selectively Pursue Acquisitions.   We intend to maintain our market positions by selectively pursuing strategic acquisitions. Changes in the rates or methods of third-party reimbursement for diagnostic imaging services could severely impact our smaller competitors and result in a unique buying opportunity for us. We are particularly focused on acquiring fixed-sites located in Certificate of Need, or CON, regulated states. In some states, a CON or similar regulatory approval is required prior to the acquisition of diagnostic imaging systems or service, resulting in a barrier to entry for competitors without a CON. In October 2005, we acquired PET Scans of America, a mobile provider of PET and PET/CT services exclusively serving hospitals, many of which are located in CON states.

Contracts and Payment

Our typical MRI and PET and PET/CT contract is exclusive, averages approximately three years in length for mobile services and five to 10 years in length for fixed-site arrangements, and often includes an automatic renewal provision. Most of our contracts require a fee for each scan we perform. With other contracts, clients are billed on a fixed-fee basis for a period of time, regardless of the number of scans performed. These fee levels are affected primarily by the type of imaging system provided, scan volume and the number of ancillary services provided. These payments are due to us independent of our clients’ receipt of reimbursement from third-party payors. Approximately 87% of our revenues for the year ended December 31, 2006 were generated by providing these services to hospitals and other healthcare providers. To a lesser extent, our revenues are generated from direct billings to patients or their medical payors. Approximately 13% of our revenues for the year ended December 31, 2006 were generated by providing services directly to patients or their medical payors. We typically reserve the right to reduce a client’s number of service days or terminate an unprofitable contract.

Imaging Systems

As of December 31, 2006, we operated 489 diagnostic imaging systems, comprised of 331 MRI systems and 73 PET or PET/CT systems (excluding three systems owned by unconsolidated joint ventures), 40 CT systems and 45 other systems, substantially all of which we own. Of these 489 diagnostic imaging systems, 68 were located at fixed-sites, which are classified into three categories. The first category is hospital-based fixed-sites, which includes systems installed in hospitals or other buildings on hospital campuses, including modular buildings. The second category is physician-based fixed-sites, which includes systems installed inside medical groups’ offices, most of which are owned by hospitals. The third category is free-standing fixed-sites, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space. Of these fixed-sites, 38 were hospital-based fixed-sites, 13 were physician-based fixed-sites, and 17 were free-standing fixed-sites of full-time systems under a long-term contract. Of the 68 fixed sites at December 31, 2006, there were 57 MRI fixed sites, 4 PET or PET/CT fixed sites and 7 other modality fixed sites. We have made significant investments in our systems in an effort to ensure that we maintain the newest, most advanced imaging systems that meet our clients’ needs. Moreover, because we can upgrade most of our current MRI and PET and PET/CT systems, we believe we have reduced the potential for technological obsolescence.

We purchase our imaging systems from major medical equipment manufacturers, primarily General Electric Medical Systems and Siemens Medical Systems. Generally, we contract with clients for new or expanded services prior to ordering new imaging systems in order to reduce our system utilization risk. As one of the largest commercial purchasers of MRI and PET/CT systems in the United States, we believe we receive relatively attractive pricing for equipment and service contracts from these equipment manufacturers.

Regional Structure

In 2005 we organized our operations into five geographic regions, and effective January 2006, we consolidated our five geographic regions into four geographic regions. We have a local presence in each region, none of which accounts for more than 27% of our revenues. We believe we will continue to benefit from our regional managers’ direct contact with and knowledge of the markets we serve, which allows us to address the specific needs of each local operating environment. Each region continues to market, manage and staff the operation of its imaging systems and is run as a separate profit center responsible for its own revenues, expenses and overhead. To complement this regional arrangement, we continue to have standardized contracts, operating policies and other procedures, which are implemented nationwide in an effort to ensure quality, consistency and efficiency across all regions. For the purposes of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” we have aggregated the results of our four geographic regions into one reportable segment.

System Management and Maintenance

We actively manage deployment of our imaging systems to increase their utilization through the coordinated transportation of our mobile systems using 226 power units. We examine client requirements, route patterns, travel times, fuel costs and system availability in our deployment process. Our shared-service MRI systems are currently scheduled for as little as one-half day and up to seven days per week at any particular client, with an average usage of 2.3 days per week per client. Drivers typically move the systems at night and activate them upon arrival at each client location so that the systems are operational when our technologists arrive.

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

Sales and Marketing

As of December 31, 2006, our national sales force and sales support staff consisted of 36 members who identify and contact potential clients. We also had 47 marketing representatives, as of such date, who are focused on increasing the number of scans performed with our systems by educating physicians about our new imaging applications and service capabilities. The sales force is organized regionally under the oversight of regional vice presidents and senior management. Furthermore, certain of our executive officers and regional vice presidents also spend a portion of their time participating in contract negotiations.

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

We are, and expect to continue to be, subject to competition in our targeted markets from businesses offering diagnostic imaging services, including existing and developing technologies. There are many companies engaged in the shared-service and fixed-site imaging market, including one national competitor and many smaller regional competitors. While we believe that we had a greater number of diagnostic imaging systems in operation at the end of 2006 than our principal competitors and also had greater revenue from diagnostic imaging services during our 2006 fiscal year than they did, some of our competitors may now or in the future have access to greater resources than we do. We compete with other mobile providers, independent imaging centers, physicians, hospitals and other healthcare providers that have their own diagnostic imaging systems, and original equipment manufacturers that sell or lease imaging systems to healthcare providers for mobile or full-time use. We may also experience greater competition in states that currently have certificates of need laws should these laws be repealed, thereby reducing barriers to entry in that state.

Employees

As of December 31, 2006, we had 1,955 employees, of whom 1,476 were trained diagnostic imaging technologists, patient coordinators, drivers or other technical support staff. The drivers in a portion of one of our regions, approximately 33 employees, are represented by the Teamsters union as their collective bargaining agent. We believe we have good relationships with our employees, based on the annual Team Member survey, which indicates Team Member satisfaction.

Regulation

Our business is subject to extensive federal and state government regulation. This includes the federal Anti-Kickback Law and similar state anti-kickback laws, the Stark Law and similar state laws affecting physician referrals, the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996 and similar state laws addressing privacy and security, state unlawful practice of medicine and fee splitting laws and state certificate of need laws. Although we believe that our operations materially comply with the laws governing our industry, it is possible that non-compliance with existing laws or the adoption of new laws or interpretations of existing laws could adversely affect our financial performance.

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

The Anti-Kickback Law is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Law is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, the U.S. Department of Health and Human Services issued regulations in July of 1991, which the Department has referred to as “safe harbors.” These safe harbor regulations set forth certain provisions which, if met in form and substance, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Law. Additional safe harbor provisions providing similar protections have been published intermittently since 1991. Our arrangements with physicians, physician practice groups, hospitals and other persons or entities who are in a position to refer may not fully meet the stringent criteria specified in the various safe harbors. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Law, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Law will be pursued. In addition, the Office of Inspector General of the Department of Health and Human Services, or OIG, issued a Special Advisory Bulletin on Contractual Joint Ventures in April 2003. The OIG Bulletin stated the Department’s concerns regarding the legality of certain joint contractual arrangements between providers and suppliers of health care items or services. The OIG Bulletin identified characteristics of arrangements the OIG may consider suspect, and focused on arrangements in which a health care provider expands into a related service, through a joint contractual arrangement with an existing supplier of the related service, to service the health care provider’s existing patient population. The OIG noted that such arrangements may be suspect when the provider contracts out all or nearly all aspects of the new venture, including the management, to the existing supplier, and provides only an existing patient base. In the OIG Bulletin, the OIG asserted that the provider’s return on its investment in such circumstances may be viewed as remuneration for the referral of the provider’s federal health care program patients to the supplier, and thus may violate the Anti-Kickback Law.

Although some of our arrangements may not fall within a safe harbor, we believe that such business arrangements do not violate the Anti-Kickback Law because we are careful to structure them to reflect fair market value and ensure that the reasons underlying our decision to enter into a business arrangement comport with reasonable interpretations of the Anti-Kickback Law. However, even though we continuously strive to comply with the requirements of the Anti-Kickback Law, liability under the Anti-Kickback Law may still arise because of the intentions or actions of the parties with whom we do business. In addition, we may have Anti-Kickback Law liability based on arrangements established by the entities we have acquired if any of those arrangements involved an intention or actions to exchange remuneration for referrals covered by the Anti-Kickback Law. While we are not aware of any such intentions or actions, we have only limited knowledge regarding the intentions or actions underlying those arrangements. Conduct and business arrangements that do not fully satisfy one of these safe harbor provisions may result in increased scrutiny by government enforcement authorities such as the OIG.

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

We believe our operations comply with these federal and state physician self-referral prohibition laws. We do not believe we have established any arrangements or schemes involving any service of ours which would violate the Stark Law or the prohibition against schemes designed to circumvent the Stark Law, or any similar state law prohibitions. Because we have financial arrangements with physicians and possibly their immediate family members, and because we may not be aware of all the financial arrangements such physicians and their immediate family members may have with entities to which they refer patients, we rely on physicians and their immediate family members to avoid making prohibited referrals to us in violation of the Stark Law and similar state laws. If we receive a prohibited referral which is not permitted under an exception to the Stark Law and applicable state law, our submission of a bill for the referral could subject us to sanctions under the Stark Law and applicable state law. Any sanctions imposed on us under the Stark Law or any similar state laws could adversely affect our financial results and our ability to operate our business.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal statutes to prevent healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs such as the Medicare and Medicaid Programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment or exclusion from government sponsored programs.

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

Federal False Claims Act

Another trend affecting the healthcare industry is the increased use of the federal False Claims Act and, in particular, actions under the False Claims Act’s “whistleblower” provisions. Those provisions allow a private individual to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. After the individual has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and to become the primary prosecutor. If the government declines to join the lawsuit, then the individual may choose to pursue the case alone, in which case the individual’s counsel will have primary control over the prosecution, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. If the litigation is successful, the individual is entitled to no less than 15%, but no more than 30%, of whatever amount the government recovers. The percentage of the individual’s recovery varies, depending on whether the government intervened in the case and other factors. Recently, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, various states are considering or have enacted laws modeled after the federal False Claims Act. Under the DRA, states are being encouraged to adopt false claims acts similar to the federal False Claims Act, which establish liability for submission of fraudulent claims to the State Medicaid Program and contain whistleblower provisions. Even in instances when a whistleblower action is dismissed with no judgment or settlement, we may incur substantial legal fees and other costs relating to an investigation. Future actions under the False Claims Act may result in significant fines and legal fees, which would adversely affect our financial performance and our ability to operate our business.

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

Certificate of Need Laws

In some states, a certificate of need or similar regulatory approval is required prior to the acquisition of high-cost capital items, including diagnostic imaging systems or provision of diagnostic imaging services by us or our clients. Certificate of need regulations may limit or preclude us from providing diagnostic imaging services or systems. Revenue from states with certificate of need regulations represented greater than 40% of our total revenue in 2006.

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

Reimbursement

We derive most of our revenues directly from healthcare providers, primarily from acute-care hospitals, with whom we contract to provide services to their patients. Approximately 87% of our revenues for the year ended December 31, 2006 were generated by providing services to hospitals and other healthcare providers. Some of our revenues come from third-party payors, including government programs such as the Medicare Program, to whom we directly bill. We derive 13% of our revenues from direct billings to patients and their third-party payors. Services for which we submit direct billings for Medicare and Medicaid patients typically are processed by contractors and paid on a fee schedule basis, and patients are responsible for deductibles and coinsurance. Revenues from all our direct patient billings amounted to approximately 13% of our revenue in the year ended December 31, 2006.

Our revenues, whether from providers who bill third-party payors directly or from our own direct billings, are impacted by Medicare laws and regulations. The Medicare payment policies vary depending on the site of service. As a result of federal cost-containment legislation currently in effect, Medicare generally pays for hospital inpatient services under a prospective payment system. For acute hospital services, the prospective payment is generally based on the assignment to a classification upon a patient’s discharge, known as diagnosis related groups, or DRGs. The DRG payments are pre-determined payment amounts for inpatient services. The DRG payment amount generally covers all inpatient operating costs regardless of the number of conditions treated or services furnished or the length of the patient’s stay. In addition, because Medicare reimburses a hospital for all services rendered to a Medicare patient (both inpatient and outpatient), a free-standing facility cannot be separately reimbursed for an MRI scan or other procedure performed on the hospital patient. Many state Medicaid Programs have adopted comparable payment policies.

As to hospital outpatient services, Medicare payment generally is based on the hospital outpatient prospective payment system, or HOPPS, under which services and items furnished in most hospital outpatient departments are categorized into Ambulatory Payment Classifications, or APCs. Certain new procedures are classified as new technology APCs, which, unlike clinical APCs, are classifications based solely on hospital costs. After a two to three year period, the procedure classified under the new technology APC is assigned to a clinical APC. Under HOPPS, hospitals are paid based on procedures performed and items furnished during a patient visit. In addition to clinical and new technology APCs, certain of these items and services are paid on a fee schedule, and for certain drugs biologics, and devices, hospitals may be reimbursed pass-through amounts.

Under the 2005 update to HOPPS, which was announced in November 2004, nonmyocardial PET procedures were reclassified into a new technology APC cost band that differed from the new technology APC cost band assigned in 2004. As a result of the reclassification, the federal Medicare payment rate for PET scans provided in hospital outpatient departments declined from $1,450 to $1,150 in 2005. The Center for Medicare and Medicaid Services, or CMS, the federal Agency responsible for administering the Medicare program, delayed assigning these procedures to clinical APCs, which would be paid according to the median costs of the procedures assigned to the APC based on claims data, in response to concerns that doing so would reduce payments significantly and hinder beneficiary access to the technology. CMS again delayed the assignment to clinical APCs in 2006, retaining instead the 2005 payment rate for the nonmyocardial PET procedures. On November 1, 2006, CMS announced that, effective January 1, 2007, nonmyocardial PET procedures will be assigned to a clinical APC that is reimbursed at $855 per scan. In addition, CMS announced that concurrent PET/CT procedures will continue to be assigned to a new technology APC but will be reimbursed at $950 per scan for 2007. In 2005 and 2006, such concurrent PET/CT procedures had been assigned to a new technology APC that was paid at $1,250.

As to myocardial PET procedures, from August 2000 to December 31, 2005, CMS assigned myocardial PET scans to a single clinical APC. Beginning in 2006, CMS reclassified single- and multiple-study myocardial PET procedures into two distinct clinical APCs, to reflect the significant cost differences between the procedures. For 2006, the federal Medicare payment rates for myocardial PET scans provided in hospital outpatient departments were $800.55 for a single-study myocardial PET scan and $2,484.88 for a multiple-study myocardial PET scan, an increase from the $735.77 rate for the procedures in 2005. Effective January 1, 2007, the single- and multiple-study myocardial PET procedures have been reclassified into a single clinical APC. For 2007, the federal Medicare payment rate for myocardial PET scans provided in hospital outpatient departments is $731.24, a decrease from the 2006 and 2005 rates. These reductions will not have a material adverse impact on our business.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, also changed the way Medicare payments are made in many significant ways. For those hospitals with which we contract, changes include revisions to the methodology used to calculate payments for certain drugs, including radiopharmaceutical agents, which were paid as pass-throughs, or additional payment amounts under the hospital outpatient prospective payment system, on or before December 31, 2002. This change may have resulted in reduced payments to hospitals for diagnostic scans utilizing radiopharmaceuticals; however, this change did not have a material affect on pricing of our PET contracts with hospitals or our financial performance.

Services for which we bill Medicare directly are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule for 2006 were to be reduced by approximately 4.4% on average. The Deficit Reduction Act of 2005, or DRA, which was signed into law by President George W. Bush on February 8, 2006, eliminated this reduction for 2006 by setting the annual payment rate update at zero percent. In addition, on December 20, 2006, President Bush signed into law the Tax Relief and Health Care Improvement Act of 2006, which, among other provisions, eliminated a 5.1% overall cut in the Medicare Physician Fee Schedule scheduled to go into effect in 2007.

The DRA also imposes caps on Medicare payment rates for certain imaging services, including MRI and PET, furnished in physician’s offices and all other non-hospital based settings. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change applies to services furnished on or after January 1, 2007. The limitation is applicable to the technical component of the services only (which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule). If the technical component of the service established under the Physician Fee Schedule (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), then the payment is to be reduced. In other words, in those instances where the technical component for the particular service is greater, the DRA directs that the hospital outpatient payment rate be substituted for the otherwise applicable Physician Fee Schedule payment rates.

For full year 2006, we estimate that approximately 5.6% of our revenue was billed directly to the Medicare program, which has increased from approximately 4.3% of our revenue billed directly to the Medicare program in 2005. If the DRA cap had been in effect for full year 2006, we estimate the reduction in Medicare revenue due to the DRA reimbursement rate decrease would have been approximately $9.7 million. Additionally, the PET and PET/CT Medicare HOPPS reduction would have reduced revenue by approximately $2.8 million. Combined, the DRA and PET and PET/CT Medicare HOPPS rate reductions would have negatively impacted Alliance’s 2006 revenue and will negatively impact our 2007 revenue by a total of $12.5 million and $14.0 million, respectively. We expect that the entire revenue decrease would have directly affected earnings.

As a result of the 2007 reductions in Medicare reimbursement rates resulting from the implementation of the DRA and revised PET and PET/CT reimbursements under HOPPS the Company’s wholesale clients may request reductions in billing rates under their respective agreements with the Company. The Company intends to review each request based on the specific client and relevant circumstances.

In addition, the DRA also codified a reduction in reimbursement for multiple images on contiguous body parts which was previously announced by CMS. The DRA mandates payment at 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session. Initially, CMS announced that it would phase in this reimbursement reduction over a two-year period, resulting in a 25% reduction for each additional imaging procedure on contiguous body parts in 2006 and an additional 25% reduction in 2007. On November 1, 2006, however, CMS announced that it would not implement the additional 25% reduction in 2007. The implementation of this reimbursement reduction did not have a material impact on our consolidated financial position or results of operations for the year ended December 31 2006. We continue to believe that the implementation of this reimbursement reduction will not have a material impact on our consolidated financial position or results of operations in the future.

On July 18, 2006, the U.S. House of Representatives Energy and Commerce Committee’s Subcommittee on Health conducted a hearing regarding quality and utilization of imaging services and the provisions of the DRA that directly affect Medicare payment for imaging services. Many members of Congress have expressed concern about the impact of the DRA, and both the U.S. House of Representatives and the U.S. Senate introduced bills that would have delayed the effective date of the DRA for two years. The bills were not passed and therefore, did not become law. As a result, the DRA provisions as currently structured became effective January 1, 2007.

In addition, on November 1, 2006, CMS issued a final rule that describes 14 new supplier standards applicable to independent diagnostic testing facilities, or IDTFs, which includes some of our facilities. CMS has designed these standards to ensure that minimum quality standards are met to protect beneficiaries. If an IDTF fails to meet one or more of the proposed standards at the time of enrollment or re-enrollment, then its application will be denied or the agency will revoke an IDTF’s billing privileges. These new standards went into effect on January 1, 2007, and IDTFs must meet these standards to obtain or retain enrollment in the Medicare program. CMS has indicated that it intends to publish interpretations of these standards. To the extent such interpretations are more restrictive than the standards described in the agency’s published rule, our business could be adversely impacted. At this time, however, we cannot predict the full impact that these new standards will have on our business.

Payments to us by third-party payors depend substantially upon each payor’s coverage and reimbursement policies. Third-party payors may impose limits on coverage or reimbursement for diagnostic imaging services, including denying reimbursement for tests that do not follow recommended diagnostic procedures. Coverage policies also may be expanded to reflect emerging technologies. Because unfavorable coverage and reimbursement policies have and may continue to constrict the profit margins of the hospitals and clinics we bill directly, however, we have and may continue to need to lower our fees to retain existing clients and attract new ones. If coverage is limited or reimbursement rates are inadequate, a healthcare provider might find it financially unattractive to own an MRI or other diagnostic imaging system, yet beneficial to purchase our services. It is possible that third-party coverage and reimbursement policies will affect the need or price for our services in the future, which could significantly affect our financial performance and our ability to conduct our business.

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

Executive Officers of the Registrant

Set forth below is information regarding our executive officers, including their principal occupations for the past five years and their ages as of March 9, 2007. There are no family relationships between any of our executive officers and any other executive officer or board member. Our executive officers are elected annually by our board of directors and serve at the discretion of our board of directors.

Name	Age	Present Position
Paul S. Viviano	53	Chairman of the Board and Chief Executive Officer
Michael F. Frisch	49	Executive Vice President and Chief Operating Officer
Howard K. Aihara	43	Executive Vice President and Chief Financial Officer
Eli H. Glovinsky	46	Executive Vice President, General Counsel and Secretary
Nicholas A. Poan	29	Senior Vice President, Corporate Finance, and Chief Accounting Officer

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

Michael F. Frisch has served as our senior vice president, southeast region, since September 2004, and as regional vice president, mid-atlantic region from November 2002 to August 2004. Mr. Frisch was promoted to the position of executive vice president and chief operating officer effective January 5, 2007. From January 1999 through October 2002, Mr. Frisch served as senior vice president-regional operations of American Dental Partners, a dental practice management company.

Howard K. Aihara has served as our executive vice president and chief financial officer since December 2005. Mr. Aihara joined us in September 2000 as our vice president and corporate controller. From 1997 until September 2000, he was vice president, finance, for UniMed Management Company, a physician practice management company in Burbank, California. From 1995 through 1997, he was executive director and corporate controller for AHI Healthcare Systems, Inc., in Downey, California. AHI was a publicly traded physician practice management company. Mr. Aihara began his career at Ernst & Young, LLP and is a certified public accountant.

Eli H. Glovinsky joined Alliance in February 2007 and serves as our executive vice president, secretary and general counsel. Prior to joining Alliance, Mr. Glovinsky served as corporate vice president and chief legal counsel at Premier Inc., a voluntary alliance of hospitals and health systems that operates one of the nation’s largest group purchasing organizations, representing approximately 1,500 hospitals and 20,000 other health care providers. From 1997 to 2003 Mr. Glovinsky served as Premier’s vice president and associate general counsel. Mr. Glovinsky began his career as an associate at the law firm of Konowieki & Rank.

Nicholas A. Poan has served as our senior vice president, corporate finance since October 2006, and our corporate controller and chief accounting officer since December 2005. Previous to these roles, Mr. Poan served as our director of accounting, assistant controller and as part of our accounting management team since May 2003. Prior to joining us, Mr. Poan worked at Deloitte & Touche LLP from September 2000 through May 2003. He served as an accountant from September 2000 through September 2001 and as a senior accountant from September 2001 through May 2003, and is a certified public accountant.

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

We derive approximately 13% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid or private health insurance companies, and changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues. Moreover, our healthcare provider clients on whom we depend for the majority of our revenues generally rely on reimbursement from third-party payors. If our clients receive decreased reimbursement, this could result in a reduced demand for our services or downward pricing pressures, which could have a material impact on our financial position.

From time to time, changes designed to contain healthcare costs have been proposed, some of which have resulted in decreased reimbursement rates for diagnostic imaging services. For example, on February 8, 2006, the Deficit Reduction Act of 2005, or DRA, was signed into law by President George W. Bush. The DRA imposes caps on Medicare payment rates for certain imaging services, including MRI, PET and CT, furnished in physician’s offices and other non-hospital based settings. Under the caps, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change applies to services furnished on or after January 1, 2007. The caps are applicable to the technical component of the services only (which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule). If the technical component of the service established under the Physician Fee Schedule (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), then the payment is to be reduced. In other words, in those instances where the technical component for the particular service is greater for the non-hospital site, the DRA directs that the hospital outpatient payment rate be substituted for the otherwise applicable Physician Fee Schedule payment rates. We expect that the implementation of this reimbursement reduction contained in the DRA will have a significant effect on our financial condition and results of operations in 2007.

In addition, on November 1, 2006, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule for the Medicare Part B hospital outpatient prospective payment system, or HOPPS reimbursement rates for PET and PET/CT imaging procedures. The national payment rate for nonmyocardial PET scans was reduced from the rate of $1,150 per scan for 2006 to $855 per scan for 2007. The national payment rate for PET/CT scans was reduced from the 2006 rate of $1,250 per scan to $950 per scan, also effective January 1, 2007.

For full year 2006, we estimate that approximately 5.6% of our revenue was billed directly to the Medicare program, which increased from approximately 4.3% of our revenue billed directly to the Medicare program in 2005. If the DRA had been in effect for full year 2006, we estimate the reduction in Medicare revenue due to the DRA reimbursement rate decrease would have been approximately $9.7 million. Additionally, the PET and PET/CT Medicare HOPPS reductions described above would have reduced revenue by approximately $2.8 million. Combined, the DRA and PET and PET/CT Medicare HOPPS rate reductions would have negatively impacted our 2006 revenue and will negatively impact our 2007 revenue by a total of $12.5 million and $14.0 million, respectively. Since this revenue reduction is based entirely on reductions in procedural reimbursements, we expect earnings would have been reduced by an equal amount.

As a result of the 2007 reductions in Medicare reimbursement rates resulting from the implementation of the DRA and revised PET and PET/CT reimbursements under HOPPS the Company’s wholesale clients may request reductions in billing rates under their respective agreements with the Company. The Company intends to review each request based on the specific client and relevant circumstances.

The DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts, which was previously announced by CMS. The DRA mandates payment at 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session. Initially, CMS announced that it would phase in this reimbursement reduction over a two-year period, resulting in a 25% reduction for each additional imaging procedure on contiguous body parts in 2006 and an additional 25% reduction in 2007. On November 1, 2006, however, CMS announced that it would not implement the additional 25% reduction in 2007. We believe that the implementation of this reimbursement reduction will not have a significant impact on our financial condition and results of operation in the future.

Our revenues may fluctuate or be unpredictable and this may impact our financial results.

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

In addition, we experience seasonality in the sale of our services. For example, our revenues typically decline from our third fiscal quarter to our fourth fiscal quarter. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue can be affected primarily by inclement weather, the results of which are fewer patient scans during the period. Fourth quarter revenue is affected primarily by holiday and client and patient vacation schedules and inclement weather, the results of which are fewer patient scans during the period. As a result, our revenues may significantly vary from quarter to quarter, and our quarterly results may be below market expectations. We may not be able to reduce our expenses, including our debt service obligations, quickly enough to respond to these declines in revenue, which would make our business difficult to operate and would harm our financial results. If this happens, the price of our common stock may decline.

We may experience competition from other medical diagnostic companies and equipment manufacturers and this competition could adversely affect our revenues and our business.

The market for diagnostic imaging services and systems is competitive. Our major competitors include InSight Health Services Corp., RadNet, Inc., Medquest, Inc., Medical Resources, Inc., Shared Medical Services, Kings Medical Company Inc. and DMS Health Group. In addition to direct competition from other mobile providers, we compete with independent imaging centers and referring physicians with diagnostic imaging systems in their own offices, as well as with original equipment manufacturers, or OEM’s, that aggressively sell or lease imaging systems to healthcare providers for full-time installation. In recent years we have seen an increase in activity by OEM’s sale of systems directly to a certain number of our clients. Typically, OEM’s target our higher scan volume clients. This increase in activity by OEM’s has resulted in overcapacity of systems in the marketplace, especially related to medical groups adding imaging capacity within their practice setting. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace these higher volume scan clients typically with lower volume clients. During 2006, our shared-services MRI revenues modestly declined compared to 2005 levels and we believe that our shared-services MRI revenues will continue to modestly decline in future years.

There are many competitors in the imaging sector with whom we find ourselves competing with to gain business. We have been successful in many of these competitive circumstances. However, if we are unable to successfully compete, our client base would decline and our business and financial condition would be harmed.

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

We operate in a competitive, capital intensive, high fixed-cost industry. The development of new technologies or refinements of existing ones might make our existing systems technologically or economically obsolete, or reduce the need for our systems. MRI, PET and PET/CT, radiation therapy and other diagnostic imaging systems are currently manufactured by numerous companies. Competition among manufacturers for a greater share of the MRI, PET and PET/CT and other diagnostic imaging systems market has resulted in and likely will continue to result in technological advances in the speed and imaging capacity of these new systems. Consequently, the obsolescence of our systems may be accelerated. Should new technological advances occur, we may not be able to acquire the new or improved systems. In the future, to the extent we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing or the issuance of equity or debt securities, we may be unable to maintain a competitive equipment base. In addition, advancing technology may enable hospitals, physicians or other diagnostic service providers to perform procedures without the assistance of diagnostic service providers such as ourselves. As a result, we may not be able to maintain our competitive position in our targeted regions or expand our business.

Continued high fuel costs would harm our operations.

Fuel costs constitute a significant portion of our operating expenses. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and supply and demand. Fuel availability is also affected by demand for home heating oil, diesel, gasoline and other petroleum products. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. In the event of a fuel supply shortage or further increases in fuel prices, a curtailment of scheduled service could result. There have been significant increases in fuel costs and continued high fuel costs or further increases will harm our financial condition and profitability.

We may be unable to renew or maintain our client contracts which would harm our business and financial results.

Upon expiration of our clients’ contracts, we are subject to the risk that clients will cease using our imaging services and purchase or lease their own imaging systems or use our competitors’ imaging systems. During the year ended December 31, 2006, we continued to experience a high rate of contract terminations primarily due to stepped up marketing, sales and attractive financing alternatives being offered by original equipment manufacturers to our clients. A portion of our clients can execute their early termination clause and discontinue service prior to maturity. As a result, our 2006 MRI revenues declined compared to 2005 levels and we believe that MRI revenues from our shared-service operations will continue to decline in future periods. If these contracts are not renewed, it could result in a significant negative impact on our business. It is not always possible to immediately obtain replacement clients, and historically many replacement clients have been smaller facilities which have a lower number of scans than lost clients.

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

We may be subject to professional liability claims. Although there currently are no known hazards associated with MRI or our other scanning technologies when used properly, hazards may be discovered in the future. Furthermore, there is a risk of harm to a patient during an MRI if the patient has certain types of metal implants or cardiac pacemakers within his or her body. Patients are carefully screened to safeguard against this risk, but screening may nevertheless fail to identify the hazard. We maintain professional liability insurance with coverage that we believe is consistent with industry practice and appropriate in light of the risks attendant to our business. However, any claim made against us could be costly to defend against, result in a substantial damage award against us and divert the attention of our management from our operations, which could have an adverse effect on our financial performance.

Loss of key executives and failure to attract qualified managers and sales persons could limit our growth and negatively impact our operations.

We depend upon our management team to a substantial extent. In particular, we depend upon Mr. Viviano, our Chief Executive Officer and the Chairman of our Board of Directors for his skills, experience and knowledge of our company and industry contacts. Effective May 9, 2005, Mr. Viviano entered into an employment agreement which ends on the second anniversary of the effective date. The term of this agreement is subject to automatic extensions on a quarterly basis after the initial term has been completed. Mr. Viviano can prevent a quarterly extension by giving notice of a desire to modify or terminate the agreement at least thirty days prior to the quarterly extension date. In addition, we do not have key employee insurance policies covering any of our management team. The loss of Mr. Viviano or other members of our management team could have a material adverse effect on our business, results of operations or financial condition.

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

Loss of, and failure to attract, qualified employees and technologists could limit our growth and negatively impact our operations.

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

Our positron emission tomography and positron emission tomography/computed tomography, or PET and PET/CT services, and some of our other imaging services require the use of radioactive materials, which could subject us to regulation related costs and delays and potential liabilities for injuries or violations of environmental, health and safety laws.

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

Viewer Holdings L.L.C., an affiliate of KKR, owns approximately 52% of our common equity without giving effect to phantom shares held by three members of KKR’s management who are on our board of directors. As of December 31, 2006, these directors in the aggregate held 52,051 phantom shares, which gives them the right to receive an equivalent number of shares of our common stock, or cash, upon their retirement or separation from the board of directors or upon the occurrence of a change of control. KKR 1996 GP L.L.C. is the sole general partner of KKR Associates 1996 L.P., which is the sole general partner of KKR 1996 Fund L.P. As of the date hereof, KKR 1996 Fund L.P. is the senior member of Viewer Holdings L.L.C. Michael W. Michelson, a member of our board of directors, is a member of KKR 1996 GP L.L.C. Mr. Michelson is also the Chairperson of our Compensation Committee and a member of our Executive Committee. James C. Momtazee and Kenneth W. Freeman, who are also executives of KKR and limited partners of KKR Associates 1996 L.P., are also members of our board of directors. Mr. Momtazee is also a member of our Compensation Committee and our Executive Committee. We sometimes refer to KKR 1996 GP L.L.C., KKR Associates 1996 L.P., KKR 1996 Fund L.P. and various affiliated entities as KKR. KKR provides management and consulting services to us and we pay KKR an annual fee of $650,000 in quarterly installments in arrears at the end of each calendar quarter for those services.

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

The trading price of our common stock on the New York Stock Exchange has fluctuated significantly in the past. During the period from January 1, 2004 through December 31, 2006, the trading price of our common stock fluctuated from a high of $14.15 per share to a low of $3.38 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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

Provisions of the Delaware General Corporation Law and our organizational documents may discourage an acquisition of us.

Our organizational documents and the General Corporation Law of the State of Delaware both contain provisions that will impede the removal of directors and may discourage a third-party from making a proposal to acquire us. For example, the provisions:

•       permit the board of directors to increase its own size and fill the resulting vacancies;

•       provide for a board composed of three classes of directors with each class serving a staggered three-year term;

•       authorize the issuance of additional shares of preferred stock in one or more series without a stockholder vote; and

•       establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to the board of directors.

Moreover, these provisions can only be amended by the vote of 66 2/3% or more of our outstanding shares entitled to vote. The existence of these provisions may also have a negative impact on the price of our common stock. Furthermore, we are subject to Section 203 of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change in control.

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

If our operations are found to be in violation of any of the laws and regulations to which we or our clients are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of our operations. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. For a more detailed discussion of the various state and federal regulations to which we are subject see “Business—Regulation,” “Business—Reimbursement” and “Business—Environmental, Health and Safety Laws.”

Federal and state anti-kickback and anti-self-referral laws may adversely affect our operations and income.

Various federal and state laws govern financial arrangements among health care providers. The federal Anti-Kickback Law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare, Medicaid or other federal healthcare program patients, or in return for, or to induce, the purchase, lease or order of items or services that are covered by Medicare, Medicaid or other federal healthcare programs. Many state laws also prohibit the solicitation, payment or receipt of remuneration in return for, or to induce the referral of patients in private as well as government programs. Violation of these laws may result in substantial civil or criminal penalties and/or exclusion from participation in federal or state healthcare programs. We believe that we are operating in compliance with applicable laws and believe that our arrangements with providers would not be found to violate the federal and state anti-kickback laws. However, these laws could be interpreted in a manner that could have an adverse effect on our operations.

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

In addition, under the Deficit Reduction Act of 2005, or DRA, states are encouraged to adopt false claims acts similar to the federal False Claims Act, which establish liability for submission of fraudulent claims to the State Medicaid Program and contain qui tam or whistleblower provisions. States enacting such false claims statutes will receive an increased percentage of any recovery from a State Medicaid judgment or settlement. Adoption of new false claims statutes in states where we operate may impose additional requirements or burdens on us.

Healthcare reform legislation and regulations could impact our operations or limit the prices we can charge for our services, which would reduce our revenues and harm our operating results.

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

New regulations, published on November 1, 2006 by the Centers for Medicare and Medicaid Services, or CMS, identify 14 new supplier standards applicable to independent diagnostic testing facilities, or IDTFs, which includes some of the Company’s facilities. CMS has designed these standards to ensure that minimum quality standards are met to protect Medicare beneficiaries. If an IDTF fails to meet one or more of the proposed standards at the time of enrollment or re-enrollment, then its application will be denied or the agency will revoke an IDTF’s billing privileges. These new standards went into effect on January 1, 2007, and IDTFs must meet these standards to obtain or retain enrollment in the Medicare program. We believe we already meet the requirements in all material respects. CMS has indicated that it intends to publish interpretations of these standards. To the extent such interpretations are more restrictive than the standards described in the agency’s published rule, our business could be adversely impacted. At this time, however, we cannot predict the impact that these new standards will have on our business.

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

Risks Related to Our Indebtedness

We are highly leveraged and our liabilities exceed our assets by a substantial amount. As of December 31, 2006, we had $529.4 million of outstanding debt, excluding letters of credit and guarantees.

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

Our property and equipment, which make up a significant portion of our tangible assets, had a net book value as of December 31, 2005 of $358.9 million and $344.2 million as of December 31, 2006. The book value of these assets should not be relied on as a measure of realizable value for such assets. The realizable value may be greater or lower than such net book value. The value of our assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered. Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered. Our goodwill and other intangible assets had a net book value as of December 31, 2005 of $193.7 million and $185.9 million as of December 31, 2006. These assets primarily consist of the excess of the acquisition cost over the fair market value of the net assets acquired in purchase transactions, customer contracts and costs to obtain certificates of need. The value of goodwill and other intangible assets will continue to depend significantly upon the success of our business as a going concern and the growth in future cash flows. As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

The financial condition of our assets will likely deteriorate during any period of financial distress preceding a sale of our assets. In addition, much of our assets consist of illiquid assets that may have to be sold at a substantial discount in an insolvency situation. Accordingly, the proceeds of any such sale of our assets may not be sufficient to satisfy, and may be substantially less than, amounts due to our creditors.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more indebtedness which could increase the risks described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures that govern our 10 3/8% senior subordinated notes due 2011 and 7 1/4% senior subordinated notes due 2012 permit us or our subsidiaries to incur additional indebtedness, subject to certain restrictions. Further, the indentures allow for the incurrence of indebtedness by our subsidiaries, all of which would be structurally senior to the notes. In addition, as of December 31, 2006, our revolving credit facility permitted additional borrowings of up to approximately $64.1 million subject to the covenants contained in the credit facility, and all of those borrowings would be senior to the notes. If new debt is added to our and our subsidiaries’ current debt levels, the risks discussed above could intensify.

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

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. At December 31, 2006, $377.4 million of our debt was at variable interest rates. However, during 2005, we entered into multiple interest rate collar agreements which have a total notional amount of $178.0 million, which reduces our exposure on our total variable rate to the terms of these agreements. Under the terms of these agreements, we have purchased a cap on the interest rate of 4.00% and have sold a floor of 2.25%. The collar agreements mature at various dates between January 2007 and January 2008. Increases in interest rates would also impact the refinancing of our fixed rate debt. If interest rates are higher when our fixed debt becomes due, we may be forced to borrow at the higher rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks as to the other parties to the agreements not performing or that the agreements could be unenforceable.

Item 1B.               Unresolved Staff Comments.

Not applicable.

Item 2.                        Properties.

We lease approximately 47,000 square feet of space in Anaheim, California for our executive and principal administrative offices. Of this space, we sublease approximately 20,000 square feet to a sublessee. We also lease 20,000 square feet of space in Canton, Ohio for our retail billing operations. We have 15,900 square feet of space for a large regional office in Andover, Massachusetts, in addition to other small regional offices throughout the country. We also lease a 15,600 square foot operations warehouse in Orange, California and a 9,000 square foot operations warehouse in Childs, Pennsylvania.

Item 3.                        Legal Proceedings.

On May 5, 2005, Alliance Imaging, Inc. was served with a complaint filed in Alameda County Superior Court alleging wage and hour claims on behalf of a putative class of approximately 400 former and current California employees of our company. On August 19, 2005, the plaintiffs filed an amended complaint, which we answered on September 23, 2005. In this suit, captioned Linda S. Jones, et al. v. Alliance Imaging, Inc., et al., the plaintiffs allege violations of California’s wage, meal period, and break time laws and regulations. Plaintiffs sought recovery of unspecified economic damages, statutory penalties, attorneys’ fees, and costs of suit. On or about March 10, 2006, plaintiffs filed a second amended complaint (later further amended by a third amended complaint) adding a cause of action for conversion and a plea for punitive damages. We filed a demurrer and motion to strike seeking to dismiss the new claim and plea. On July 19, 2006, we and the Plaintiffs entered into a tentative settlement of the class action complaint pursuant to which we agreed to pay $2.5 million in exchange for a dismissal with prejudice of all claims brought on behalf of the putative class under the class action complaint. On September 8, 2006, the settlement was preliminarily approved by the court and a conditional class was certified for purposes of seeking class approval of the settlement. On October 2, 2006, notice was mailed to the conditional class members outlining the terms of the settlement and providing all class members with an opportunity to opt out of the settlement prior to the final approval hearing scheduled for November 27, 2006. Two putative class members opted out of the class, and there were no objections submitted. The final approval hearing was held on November 27, 2006 as scheduled, and the Court granted final approval of the settlement. The settlement amount was distributed by the class settlement administrator on February 16, 2007. The case will be dismissed upon the parties’ compliance with the settlement agreement. The Court scheduled a hearing for a final accounting of the settlement distribution on June 25, 2007.

From time to time, we are involved in routine litigation incidental to the conduct of our business. We believe that none of this litigation pending against us will have a material adverse effect on our business.

Item 4.                        Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

Item 5.                        Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on the New York Stock Exchange under the symbol “AIQ”. The high and low sales prices as reported on the NYSE are set forth below for the respective time periods. As of March 9, 2007, there were 16 stockholders of record of our common stock and approximately 4,035 beneficial holders of our common stock.

	2006		2005
	High	Low	High	Low
First Quarter	$7.17	$3.80	$14.15	$8.97
Second Quarter	$6.99	$4.90	$11.09	$9.25
Third Quarter	$8.60	$5.70	$11.66	$7.98
Fourth Quarter	$8.49	$5.75	$8.65	$4.72

We have never paid any cash dividends on our common stock and have no current plans to do so. We intend to retain available cash to provide for the operation of our business, including capital expenditures, fund future acquisitions, and to repay indebtedness. Our senior secured credit agreement and the indenture related to our 7 1/4% notes restrict the payment of cash dividends on our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

All stock option plans under which our common stock is reserved for issuance have previously been approved by our shareholders. The following table provides summary information as of December 31, 2006 for all of our stock option plans:

	Number of shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares of Common Stock remaining Available for Future Issuance (excluding shares reflected in column 1)
Stock option plans approved by shareholders	4,094,325	$5.93	1,055,250
Stock option plans not approved by shareholders	—	—	—
	4,094,325	$5.93	1,055,250

Stock Performance Graph

The following graph sets forth the cumulative return on our common stock from December 31, 2001, through December 31, 2006, as compared to the cumulative return of the S&P 500 Index and the cumulative return of the S&P Healthcare Index. The graph assumes that $100 was invested on December 31, 2001 in each of the (1) our common stock, (2) the S&P 500 Index, and (3) the S&P Healthcare Index and that all dividends (if applicable) were reinvested.

COMPARISON OF THE CUMULATIVE TOTAL RETURN AMONG
ALLIANCE IMAGING, INC., THE S&P 500 INDEX, AND
THE S&P HEALTHCARE INDEX

	Cumlative Total Return
	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Alliance Imaging, Inc.	100.00	43.44	30.33	92.21	48.77	54.51
S&P 500	100.00	46.63	96.85	105.56	108.73	123.54
S&P Healthcare Index	100.00	80.03	90.68	90.89	95.31	100.82

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

	Year Ended December 31,
	2002	2003	2004	2005	2006
Consolidated Statements of Operations Data:
Revenues	$408,530	$413,553	$432,080	$430,788	$455,775
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	184,050	198,456	217,605	226,294	244,254
Selling, general and administrative expenses	45,822	47,472	48,142	48,077	53,955
Employment agreement costs	—	2,446	2,064	366	—
Severances and related costs	—	2,246	1,223	826	745
Loss on early retirement of debt	—	—	44,393	—	—
Impairment charges	—	73,225	—	—	—
Depreciation expense	69,384	77,675	80,488	82,505	83,397
Amortization expense	2,502	2,897	3,522	3,954	4,933
Interest expense, net	47,705	43,589	44,039	37,491	39,981
Other (income) and expense, net	(872)	(200)	(484)	(399)	45
Total costs and expenses	348,591	447,806	440,992	399,114	427,310
Income (loss) before income taxes, minority interest expense and earnings from unconsolidated investees	59,939	(34,253)	(8,912)	31,674	28,465
Income tax expense (benefit)	25,495	(1,680)	(6,770)	13,450	12,473
Minority interest expense	2,008	1,686	2,373	1,718	2,075
Earnings from unconsolidated investees	(3,503)	(2,649)	(4,029)	(3,343)	(5,371)
Net income (loss)	$35,939	$(31,610)	$(486)	$19,849	$19,288
Earnings (loss) per common share:
Basic	$0.76	$(0.66)	$(0.01)	$0.40	$0.39
Diluted	$0.72	$(0.66)	$(0.01)	$0.39	$0.38
Weighted average number of shares of common stock and common stock equivalents:
Basic	47,595	47,872	48,350	49,378	49,780
Diluted	49,793	47,872	48,350	50,262	50,335

	December 31,
	2002	2003	2004	2005	2006
Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$31,413	$20,931	$20,721	$13,421	$16,440
Total assets	687,404	628,176	622,198	675,342	664,526
Long-term debt, including current maturities	608,862	581,247	575,664	579,582	529,425
Stockholders’ deficit	(42,309)	(70,798)	(67,528)	(40,256)	(16,974)

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading national provider of shared-service and fixed-site diagnostic imaging services, based upon annual revenue and number of diagnostic imaging systems deployed. Our principal sources of revenue are derived from magnetic resonance imaging (MRI) and positron emission tomography and positron emission tomography/computed tomography, or PET and PET/CT (PET and PET/CT). We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared and full-time service basis. We also provide services through a growing number of fixed sites primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which includes only the use of our imaging systems under a short-term contract. For the fiscal year ended December 31, 2006, MRI services and PET and PET/CT services generated 62% and 29% of our revenue, respectively. The remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (CT), and management contract revenue. We had 489 diagnostic imaging systems, including 331 MRI systems, 73 PET or PET/CT systems, 40 CT systems and 45 other systems, and served over 1,000 clients in 43 states at December 31, 2006. Of these 489 diagnostic imaging systems, 68 were located in fixed sites, which constitutes systems installed in hospitals or other buildings on hospital campuses, including modular buildings, systems installed inside medical groups’ offices or medical buildings, and free-standing fixed sites, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space. Of these 68 fixed sites, 57 were MRI fixed sites, four were PET or PET/CT fixed sites and seven were other modality fixed sites.

Approximately 87% of our revenues for the year ended December 31, 2006 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients’ receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

Approximately 13% of our revenues for the year ended December 31, 2006 were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenue. Our revenue from these sites is generated from direct billings to patients or their third-party payors, including Medicare, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

Fixed sites can be structured as either wholesale or retail arrangements. Revenues from these fixed-sites are included in both our wholesale or retail revenues, respectively.

On February 8, 2006, the Deficit Reduction Act of 2005, or DRA, was signed into law by President George W. Bush. The DRA imposes caps on Medicare payment rates for certain imaging services, including MRI, PET and PET/CT, furnished in physician’s offices and other non-hospital based settings. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change applies to services furnished on or after January 1, 2007. The limitation is applicable to the technical component of the services only, which is the payment the Company receives for the services for which the Company bills directly under the Medicare Physician Fee Schedule. The technical reimbursement under the Physician Fee Schedule generally allows for higher reimbursement than under the hospital outpatient prospective payment system, or HOPPS. The implementation of this reimbursement reduction contained in the DRA will have a significant effect on our financial condition and results of operations in 2007.

On July 18, 2006, the U.S. House of Representatives Energy and Commerce Committee’s Subcommittee on Health conducted a hearing regarding quality and utilization of imaging services and the provisions of the DRA that directly effect Medicare payment for imaging services. Many members of Congress have expressed concern about the impact of the DRA, and both the U.S. House of Representatives and the U.S. Senate introduced bills that would have delayed the effective date of the DRA for two years. The bills were not passed and therefore, they did not become law. The DRA provisions as currently structured became effective January 1, 2007.

On November 1, 2006, the Centers for Medicare and Medicaid Services, or CMS, issued a final determination of Medicare Part B HOPPS reimbursement rates for PET and PET/CT imaging procedures, effective January 1, 2007. For 2007, the national rate for PET scans was reduced from the rate of $1,150 per scan in 2006 to $855 per scan. In addition, for 2007, the national rate for PET/CT scans was reduced from the rate of $1,250 per scan in 2006 to $950 per scan.

For full year 2006, we estimate that approximately 5.6% of our revenue was billed directly to the Medicare program, which increased from approximately 4.3% of our revenue billed directly to the Medicare program in 2005. If the DRA had been in effect for full year 2006, we estimate the reduction in Medicare revenue due to the DRA reimbursement rate decrease would have reduced revenue by approximately $9.7 million. Additionally, the PET and PET/CT Medicare HOPPS reduction would have reduced revenue by approximately $2.8 million. Combined, the DRA and PET and PET/CT Medicare HOPPS rate reductions would have negatively impacted our 2006 revenue and will negatively impact our 2007 revenue by a total of $12.5 million and $14 million, respectively. We expect that the entire revenue decrease would have directly effected earnings.

As a result of the 2007 reductions in Medicare reimbursement rates resulting from the implementation of the DRA and revised PET and PET/CT reimbursements under HOPPS the Company’s wholesale clients may request reductions in billing rates under their respective agreements with the Company. The Company intends to review each request based on the specific client and relevant circumstances.

In addition, the DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts. The DRA mandates payment at 100% of the technical component of the higher-priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session. Initially, CMS announced that it would phase in this reimbursement reduction over a two-year period, resulting in a 25% reduction for each additional imaging procedure on contiguous body parts in 2006 and an additional 25% reduction in 2007. On November 1, 2006, however, CMS announced that it would not implement the additional 25% reduction in 2007. The implementation of this reimbursement reduction did not have a material impact on our consolidated financial position or results of operations for the year ended December 31, 2006. We continue to believe that the implementation of this reimbursement reduction will not have a material impact on our consolidated financial position or results of operations in the future.

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

In 2005 and 2006, the growth rate of MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, a growing number of medical groups adding imaging capacity within their practice setting, the increasing trend of third-party payors intensifying their utilization management efforts to control MRI scan volume growth rate and additional patient-related cost-sharing programs. We expect that this trend will continue throughout 2007.

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

At December 31, 2006, we had approximately $67.2 million of net operating losses available for federal tax purposes and $19.1 million for state tax purposes to offset future taxable income, subject to certain limitations. These net operating losses will expire at various dates from 2007 through 2024.

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

In connection with the KKR acquisition, we incurred a significant amount of debt. As of December 31, 2006, we had $529.4 million of outstanding debt, consisting of $367.2 million of borrowings under our credit facility, $3.5 million aggregate principal amount of outstanding 10 3/8% senior subordinated notes due 2011 (the “10 3/8% Notes”), $150.0 million aggregate principal amount of outstanding 7 1/4% senior subordinated notes due 2012 (the “7 1/4% Notes”), and $8.7 million of equipment debt. Our indebtedness could require us to dedicate a substantial portion of our cash flow to payments on our debt and thereby reduce the availability of our cash flow to fund working capital, make capital expenditures and invest in the growth of our business. In addition, the substantial interest payments on our debt could make it more difficult for us to achieve and sustain profitability.

Recent Transactions

During December 2004, we entered into and completed various debt related transactions in order to lower our overall borrowing costs by retiring substantially all of our $260.0 million 10 3/8% Notes through a cash tender offer, or Tender Offer. We entered into a third amendment to our credit agreement which revised our Tranche C term loan facility, or Tranche C1, resulting in incremental borrowings of $154.0 million, decreased the borrowing rate from the London InterBank Offered Rate, or LIBOR, plus 2.375% to LIBOR plus 2.25% and decreased the maximum amount of availability under our existing revolving loan facility from $150.0 million to $70.0 million. We also issued $150.0 million of 7 1/4% Notes in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended. We used the proceeds from these transactions and existing cash to complete the Tender Offer and redeem $256.4 million of the 10 3/8% Notes at a redemption price equal to 113.856% of the principal amount, together with the accrued interest to the redemption date. We incurred a loss on early retirement of debt of $44.4 million for the tender offer which represents the tender premium and consent payment to redeem the 10 3/8% Notes, write off of unamortized debt issuance costs and other fees and expenses related to the redemption of the 10 3/8% Notes.

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

Effective September 1, 2005, we acquired certain assets associated with nine multi-modality fixed-site diagnostic imaging centers. The multi-modality fixed-site diagnostic imaging centers include one MRI system, six CT systems and 29 other modality systems. The purchase price consisted of $7.7 million in cash and $0.8 million in assumed liabilities and transaction costs. The acquisition was financed using our internally generated funds. As a result of this acquisition, we recorded goodwill and intangible assets of $2.2 million and $2.4 million, respectively. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill is deductible for tax purposes and will be amortized over 15 years for tax purposes. The acquisition also includes $0.2 million of contingent payment due to the shareholders of the centers if certain performance targets are met over a three year period. When the contingency is resolved and consideration is distributable, we will record the fair value of the consideration as additional purchase price to goodwill. During the year ended December 31, 2006, we increased goodwill by $0.01 million as a result of changes in the original valuation of assets and liabilities acquired. The year ended December 31, 2005 included four months of operations from this acquisition. We have not included pro forma information as this acquisition did not have a material impact on our consolidated financial position or results of operations.

Effective October 1, 2005, we acquired 100% of the outstanding stock of PET Scans of America Corp. (“PSA”), a mobile provider of PET and PET/CT services primarily to hospitals in 13 states. The purchase price consisted of $36.6 million in cash and $3.7 million in assumed liabilities and transaction costs. The acquisition was financed using our revolving line of credit, internally generated funds, and capital leases. As a result of this acquisition we acquired intangible assets of $11.4 million, of which $9.1 million was assigned to PSA customer contracts, which will be amortized over 10 years, and $2.1 million was assigned to certificates of need held by PSA, which have indefinite useful lives and are not subject to amortization. We recorded total goodwill of $22.5 million, which includes $3.0 million of goodwill related to income tax timing differences as a result of the acquisition. None of the goodwill recorded is deductible for tax purposes. During the year ended December 31, 2006, we increased goodwill by $0.02 million as a result of changes in the original valuation of assets and liabilities acquired and decreased goodwill by $1.3 million as a result of the identification of additional deferred tax assets created by book/tax basis differences in depreciable assets in connection with the acquisition of PSA. The year ended December 31, 2005 included three months of operations from this acquisition. We have not included pro forma information as this acquisition did not have a material impact on our consolidated financial position or results of operations.

In late December 2005, we purchased an additional equity interest in a joint venture we formed in 2004 with the University of Pittsburgh Medical Center. The joint venture, Alliance Oncology (“AO”), is designed to partner with hospitals to build and operate radiation oncology centers, with an emphasis on intensity modulated radiation therapy and image guided radiation therapy. We now own 80% of AO. As a result of this acquisition we recorded goodwill of $6.9 million, which is deductible for tax purposes and is amortized over 15 years. During the year ended December 31, 2006, we increased goodwill by $0.06 million as a result of changes in the original valuation of assets and liabilities acquired. The year ended December 31, 2005 did not include any consolidated results of operations from this acquisition due to the small number of days between the acquisition date and the fiscal year end. During the year we recorded earnings in unconsolidated investees for our share of AO’s previously unconsolidated earnings. We have not included pro forma information as this acquisition did not have a material impact on our consolidated financial position or results of operations.

On November 27, 2006, affiliates of KKR sold 9.2 million shares of our common stock in an underwritten secondary public offering. Following completion of the offering, KKR beneficially owned approximately 52% of our outstanding shares of common stock. We did not sell any shares and did not receive any proceeds from the sale of shares in the public offering.

Results of Operations

The table below shows the components in our consolidated statements of operations as a percentage of revenues:

	Year Ended December 31,
	2004	2005	2006
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	50.4	52.5	53.6
Selling, general and administrative expenses	11.1	11.2	11.8
Employment agreement costs	0.5	0.1	—
Severance and related costs	0.3	0.2	0.2
Loss on early retirement of debt	10.3	—	—
Depreciation expense	18.6	19.2	18.3
Amortization expense	0.8	0.9	1.1
Interest expense, net of interest income	10.2	8.7	8.8
Other (income) and expense, net	(0.1)	(0.1)	—
Total costs and expenses	102.1	92.7	93.8
(Loss) income before income taxes, minority interest expense and earnings from unconsolidated investees	(2.1)	7.3	6.2
Income tax (benefit) expense	(1.6)	3.1	2.7
Minority interest expense	0.5	0.4	0.5
Earnings from unconsolidated investees	(0.9)	(0.8)	(1.2)
Net (loss) income	(0.1)%	4.6%	4.2%

As noted previously, we have seen a continued decrease in our scan-based MRI revenues and we believe that scan-based MRI revenues from our shared-service operations will continue to modestly decline in future years. The table below provides MRI statistical information for each of the years ended December 31:

	2004	2005	2006
MRI statistics
Average number of total systems	340.0	332.5	319.8
Average number of scan-based systems	293.0	282.4	270.2
Scans per system per day (scan-based systems)	9.67	9.47	9.37
Total number of scan-based MRI scans	812,730	753,020	702,898
Price per scan	$355.96	$354.59	$359.88

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

	2004	2005	2006
PET and PET/CT statistics
Average number of systems	48.8	55.7	68.1
Scans per system per day	4.97	5.41	5.94
Total number of PET and PET/CT scans	56,714	71,682	100,294
Price per scan	$1,364	$1,339	$1,316

Following are the components of revenue (in millions) for each of the years ended December 31:

	2004	2005	2006
Total MRI revenue	$315.9	$293.9	$280.1
PET and PET/CT revenue	77.5	96.4	133.3
Other modalities and other revenue	38.7	40.5	42.4
Total	$432.1	$430.8	$455.8

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue increased $25.0 million, or 5.8%, to $455.8 million in 2006 compared to $430.8 million in 2005 primarily due to an increase in PET and PET/CT revenues and an increase in other modalities and other revenue, offset by lower MRI revenue. PET and PET/CT revenue in 2006 increased $36.9 million, or 38.3%, compared to 2005. Total PET and PET/CT scan volumes increased 39.9% to 100,294 scans in 2006 from 71,682 scans in 2005, primarily as a result of growth in our core PET business and the PSA acquisition. The average number of PET and PET/CT systems in service increased to 68.1 systems in 2006 from 55.7 systems in 2005. Scans per system per day increased 9.8%, to 5.94 scans per system per day in 2006 from 5.41 scans per system per day in 2005. These PET and PET/CT increases were partially offset by a 1.8% decline in the average price per PET and PET/CT scan, to $1,316 per scan in 2006 compared to $1,339 per scan in 2005. Other modalities and other revenue increased $1.9 million, or 4.6%, to $42.4 million in 2006 compared to $40.5 million in 2005 primarily due to an increase in other fixed-site modality revenue, management contract revenue for our management agreements and reimbursement of expenses from unconsolidated investees. MRI revenue decreased $13.8 million in 2006, or 4.7%, compared to 2005. Scan-based MRI revenue decreased $14.0 million in 2006, or 5.3%, to $253.0 million in 2006, from $267.0 million in 2005. This decrease is primarily a result of an 6.7% decrease in our scan-based MRI scan volume. Scan-based MRI scan volume decreased to 702,898 scans in 2006 from 753,020 scans in 2005, primarily due to a decrease in the average number of scan-based systems in service due to lower client demand. Scan-based systems in service decreased to 270.2 systems in 2006 from 282.4 systems in 2005 to adjust to modestly declining scan volumes and to increase the efficiency of our mobile MRI systems. Average scans per system per day also decreased by 1.1% to 9.37 in 2006 from 9.47 in 2005. These decreases were partially offset by a 1.5% increase in the average price per MRI scan to $359.88 per scan in 2006 compared to $354.59 per scan in 2005 and an increase in non-scan based MRI revenue of $0.2 million in 2006 over 2005. Included in our revenue totals are fixed-site revenues which increased $5.8 million, or 8.6%, to $73.3 million in 2006 from $67.5 million in 2005.

We had 331 MRI systems at December 31, 2006 compared to 351 MRI systems at December 31, 2005. We had 73 PET and PET/CT systems at December 31, 2006 compared to 68 PET and PET/CT systems at December 31, 2005. We operated 68 fixed sites at December 31, 2006, compared to 73 fixed sites at December 31, 2005.

Cost of revenues, excluding depreciation and amortization, increased $18.0 million, or 7.9%, to $244.3 million in 2006 compared to $226.3 million in 2005. Compensation and related employee expenses increased $4.6 million, or 4.3%, primarily as a result of an increase in the number of PET and PET/CT technologists who have a higher average hourly wage rate than MRI technologists and an increase in mileage reimbursement costs. This increase in compensation was partially offset by a lower average headcount of MRI technologists as a result of a decrease in the average number of MRI systems in use. Medical supplies increased $3.7 million, or 21.3%, primarily as a result of an increase in the number of PET and PET/CT scans, which use a radiopharmaceutical as a component of the PET and PET/CT scan. Maintenance and related costs increased $1.8 million, or 3.9%, primarily due to an increase in the number of PET/CT systems in service, which have a higher average service cost per system than MRI systems. Management contract expenses increased $2.7 million, or 16.6%, primarily as a result of an increase in expenses incurred on behalf of unconsolidated investees. During 2006, we recorded litigation settlements (including a settlement of our class action lawsuit for $2.5 million) of $3.8 million. Site fee expenses increased $0.4 million, or 7.0%, primarily due to an increase in the number of retail sites in operation. Fuel expenses increased $0.3 million, or 5.5%, primarily due to higher average diesel fuel prices in 2006. All other cost of revenues, excluding depreciation and amortization, increased $0.7 million, or 2.1%. Cost of revenues, as a percentage of revenue, increased to 53.6% in 2006 from 52.5% in 2005 as a result of the factors described above.

Selling, general and administrative expenses increased $5.9 million, or 12.2%, to $54.0 million in 2006 compared to $48.1 million in 2005. Non-cash share-based compensation increased $2.4 million in 2006 from 2005, primarily as a result of the adoption of Statement of Financial Accounting Standards No. 123(R) (revised December 2004), “Share-Based Payment,” effective January 1, 2006. The provision for doubtful accounts increased $1.3 million, or 47.9%. The provision for doubtful accounts as a percentage of revenue was 0.9% in 2006 compared to 0.6% of revenue in 2005. Compensation and related employee expenses increased $0.5 million, or 1.8%, primarily due to an increase in management incentive compensation. These increases were partially offset by a decrease in recruiting costs. Professional services increased $0.4 million, or 6.1%, primarily due to an increase in legal and secondary offering costs. Director’s fees related to the Director’s Deferred Compensation Plan increased $0.4 million, or 180.8%, as a result of an increase in the fair market value of our stock from December 31, 2005 to December 31, 2006. All other selling, general and administrative expenses increased $0.9 million, or 10.1%. Selling, general and administrative expenses as a percentage of revenue were 11.8% and 11.2% in 2006 and 2005, respectively.

We recorded employment agreement costs of $0.4 million in 2005 related to payments under an amendment to an employment agreement with our former chairman of the board.

We recorded severance and related costs of $0.7 million in 2006 primarily for severance costs associated with reductions-in-force primarily due to our consolidation of five geographic regions to four geographic regions and a reduction in administrative headcount. We recorded severance and related costs of $0.8 million in 2005 primarily for severance costs associated with reductions-in-force

Depreciation expense increased $0.9 million, or 1.1%, to $83.4 million in 2006 compared to $82.5 million in 2005, principally due to an increase in the number of PET/CT systems which have a higher cost basis than MRI systems.

Amortization expense increased by $1.0 million, or 24.8%, to $4.9 million in 2006 compared to $4.0 million in 2005, primarily due to the amortization of intangible assets acquired in conjunction with our acquisitions in the third and fourth quarters of 2005.

Interest expense, net, increased $2.5 million, or 6.6%, to $40.0 million in 2006 compared to $37.5 million in 2005. This increase is due to higher average debt balances during 2006 as a result of the third and fourth quarter of 2005 acquisitions and higher average interest rates on our variable rate term loans. The increase in interest rates on our variable rate term loans was partially offset by the execution of various interest rate swap and collar agreements in 2004 and 2005 to hedge against future interest rate increases on most of our variable rate term loans.

Income tax expense was $12.5 million and $13.5 million in 2006 and 2005, respectively, resulting in effective income tax rates of 39.3% and 40.4% in 2006 and 2005, respectively. Our effective income tax rates for 2006 and 2005 were higher than the federal statutory rate primarily as a result of state income taxes.

Minority interest expense increased $0.4 million, or 20.8%, to $2.1 million in 2006 compared to $1.7 million in 2005, primarily due to an increase in earnings of consolidated joint ventures.

Our net income was $19.3 million, or $0.38 per share on a diluted basis, in 2006 compared to $19.8 million, or $0.39 per share on a diluted basis, in 2005.

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

We had 351 MRI systems at December 31, 2005 compared to 362 MRI systems at December 31, 2004. We had 68 PET and PET/CT systems at December 31, 2005 compared to 54 PET and PET/CT systems at December 31, 2004. We operated 73 fixed sites at December 31, 2005, which includes 9 fixed sites acquired through our third quarter acquisition, compared to 61 fixed sites at December 31, 2004.

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

We recorded a loss on early retirement of debt of $44.4 million in 2004 related to the refinancing of our 10 3/8% Notes and our credit facility. This charge primarily consisted of tender offer and consent payments on the 10 3/8% Notes, write-off of unamortized debt issuance costs related to the early extinguishment of debt and other fees and expenses related to the redemption of the 10 3/8% Notes.

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

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $115.8 million and $127.1 million of cash flow from operating activities in 2006 and 2005, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET and other diagnostic imaging services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. Our number of days of revenue outstanding for our accounts receivable was 46 days and 43 days as of December 31, 2006 and 2005, which we believe is among the more favorable in the healthcare service industry. In addition, as of December 31, 2006, we had $64.1 million available borrowings under our revolving line of credit.

Our primary use of capital resources is to fund capital expenditures. We used cash of $63.5 million and $134.4 million for investing activities in 2006 and 2005, respectively. Investing activities in 2005 includes $50.2 million used for acquisitions. We incur capital expenditures for the purposes of:

•       purchasing new systems;

•       replacing less advanced systems with new systems; and

•       providing upgrades of our MRI and PET and PET/CT systems and upgrading our corporate infrastructure for future growth.

Capital expenditures totaled $75.0 million for the year ended December 31, 2006 compared to capital expenditures of $76.5 million for the year ended December 31, 2005. During 2006, we purchased 14 MRI systems, 23 PET/CT systems, 5 CT systems and one other system. We traded-in or sold a total of 61 total systems for the year ended December 31, 2006. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2007 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. Based upon the client demand described above, which dictates the type of equipment purchased, we expect capital expenditures to total approximately $75 to $85 million in 2007.

In connection with the 1999 acquisition of Alliance Imaging by an affiliate of KKR, we entered into a $616.0 million credit agreement consisting of a $131.0 million Tranche A Term Loan Facility, a $150.0 million Tranche B Term Facility, a $185.0 million Tranche C Term Loan Facility, and a Revolving Loan Facility. On June 11, 2002, we entered into a second amendment to the credit agreement and completed a $286.0 million refinancing of our Tranche B and C term loan facility. Under the terms of the amended term loan facility, we received proceeds of $286.0 from a new Tranche C term loan facility, and used the entire amount of the proceeds to retire $145.5 million and $140.5 million owed under Tranche B and C of our existing term loan facility, respectively. The new Tranche C borrowing rate was decreased to London InterBank Offered Rate (“LIBOR”) plus 2.375%. The borrowing rate under the previously applicable Tranche B borrowing rate had been LIBOR plus 2.750% and the previously applicable Tranche C borrowing rate had been LIBOR plus 3.000%.

In December 2004, we entered into a third amendment to our credit agreement which revised our Tranche C term loan facility (“Tranche C1”) resulting in incremental borrowings of $154.0 million and decreased the maximum amount of availability under our existing revolving loan facility from $150.0 million to $70.0 million. We applied the proceeds from the amendment to retirement of $256.4 million of our $260.0 million 10 3/8% Notes through a cash tender offer (the “Tender Offer”, described below). The amended Tranche C1 borrowing rate decreased to LIBOR plus 2.250%. On December 19, 2005 we entered into a fourth amendment to our Credit Agreement which revised our maximum consolidated leverage ratio covenant to a level not to exceed 4.00 to 1.00 as of the last day of any fiscal quarter until the expiration of the agreement. Prior to the fourth amendment, our maximum consolidated leverage ratio covenant was 3.75 to 1.00 as of the last day of any fiscal quarter beginning March 31, 2006 to the expiration of the agreement. The fourth amendment also requires us to maintain a maximum consolidated senior leverage ratio covenant at a level not to exceed 3.00 to 1.00 as of the last day of any fiscal quarter. The amendment increased the Tranche C1 LIBOR margin from an annual rate of 2.250% to 2.500%. In connection with the amendment, we incurred an amendment fee of $0.6 million.

At December 31, 2006, we did not have any borrowings outstanding under the revolving loan facility and had $64.1 million in available borrowings under the revolving loan facility. The amended credit agreement contains restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, capital expenditures and prepayments of other indebtedness.

As of December 31, 2006, we are in compliance with all covenants contained in our credit agreement and forecast that we will be in compliance with these covenants in 2007. However, if we are unable to generate sufficient Adjusted EBITDA, as defined in our credit agreement, or manage our indebtedness to sufficient levels, we could be out of compliance with our maximum consolidated leverage ratio and maximum consolidated senior leverage ratio. Our failure to comply with these covenants could permit the lenders under the credit agreement to declare all amounts borrowed under the agreement, together with accrued interest and fees, to be immediately due and payable. If the indebtedness under the credit facility is accelerated, we may not have sufficient assets to repay amounts due under the credit facility. If we are not able to refinance our debt, we could become subject to bankruptcy proceedings.

In December 2004, we completed a Tender Offer and redeemed $256.4 million of our outstanding 10 3/8% Notes. We redeemed substantially all of the 10 3/8% Notes at a redemption price equal to 113.856% of the principal amount, together with the accrued interest to the redemption date. We incurred a loss on early retirement of debt of $44.4 million for the tender offer which represents the tender premium and consent payment to redeem the 10 3/8% Notes, write off of unamortized debt issuance costs, and fees and expenses related to the redemption of the 10 3/8% Notes. We used the remaining proceeds from the amended term loan facility, proceeds from the sale of our 7 1/4% Senior Subordinated Notes due 2012 (“7 1/4% Notes”), and existing cash to settle the tender premium and consent payment. At December 31, 2006, we had $3.6 million remaining of the original $260.0 million 10 3/8% Notes. As of December 31, 2006, we were in compliance with all covenants contained in our 10 3/8% Notes and forecast that we will be in compliance with these covenants in 2007.

In December 2004, we issued $150.0 million of our 7 1/4% Notes in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, and applied the proceeds to repayment of our 10 3/8% Notes. The 7 1/4% Notes contain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and restrictive payments. The 7 1/4% Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior debt, including bank debt, and all obligations of our subsidiaries. As of December 31, 2006, we were in compliance with all covenants contained in the 7 1/4% Notes and forecast that we will be in compliance with these covenants in 2007. Our failure to comply with these covenants could permit the trustee under the Indenture relating to the 7 1/4% Notes and the note holders to declare the principal amounts under the 7 1/4% Notes, together with accrued and unpaid interest, to be immediately due and payable. If the indebtedness under the 7 1/4% Notes, or any of our other indebtedness, is accelerated, and we are not able to refinance our debt, we could become subject to bankruptcy proceedings.

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

In 2006, we used cash flow from operating activities to pay down $17.7 million under Tranche C1 of the term loan facility.

The maturities of our long-term debt, including interest, future payments under our operating leases and binding equipment purchase commitments as of December 31, 2006 are as follows:

Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total
	(in millions)
Term Loan—Tranche C1	$26.2	$28.8	$28.9	$29.5	$395.5	$—	$508.9
Revolving Loan Facility	—	—	—	—	—	—	—
10 3/8% Senior Subordinated Notes	0.4	0.4	0.4	0.4	3.6	—	5.2
7 1/4% Senior Subordinated Notes	10.9	10.9	10.9	10.9	10.9	160.4	214.9
Equipment Loans	3.4	2.8	2.1	1.2	0.4	—	9.9
Operating Leases	5.6	4.5	3.4	2.0	1.4	1.3	18.2
Letters of Credit	5.9						5.9
Equipment Purchase Commitments	33.7	0.0	0.0	0.0	0.0	0.0	33.7
Total Contractual Obligation Payments	86.1	47.4	45.7	44.0	411.8	161.7	796.7
Less Amount Representing Interest	(38.0)	(40.4)	(40.4)	(40.2)	(39.9)	(10.4)	(209.3)
Present Value of Future Contractual Obligations	$48.1	$7.0	$5.3	$3.8	$371.9	$151.3	$587.4

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

Revenue Recognition

The majority of our revenues is derived directly from healthcare providers and is primarily for imaging services. To a lesser extent, revenues are generated from direct billings to patients or their medical payors which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from direct patient billing amounted to approximately 13% of revenues in each of the years ended December 31, 2006, 2005 and 2004. We continuously monitor collections from direct patient billings and compare these collections to revenue, net of contractual discounts, recorded at the time of service. While such contractual discounts have historically been within our expectations and the provisions established, an inability to accurately estimate contractual discounts in the future could have a material adverse impact on our operating results. As the price is predetermined, all revenues are recognized at the time the delivery of imaging service has occurred and collectibility is reasonably assured which is based upon contract terms with healthcare providers and negotiated rates with third-party payors and patients.

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

Goodwill and Long-Lived Assets

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. In accordance with SFAS 142, we have selected to perform an annual impairment test for goodwill based on the financial information for the twelve months ended September 30, or more frequently when an event occurs or circumstances change to indicate an impairment of these assets has possibly occurred. Goodwill is allocated to our various reporting units which are our geographical regions. SFAS 142 requires us to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than the carrying value. The fair value of the reporting unit is determined based on discounted cash flows, market multiples or appraised values as appropriate. We comply with periodic impairment test procedures. In 2004, 2005, and 2006 we concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment was present. No triggering events occurred during the fourth quarters of 2004, 2005 and 2006 which required an additional impairment test as of December 31, 2004, 2005, or 2006. SFAS 142 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived-Assets”.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting for Changes and Error Corrections,” (“SFAS 154”), which is a replacement of APB Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of all voluntary changes in accounting principle and in the instance that a pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have an impact on our consolidated financial position or results of operations.

In June 2005, the FASB issued Emerging Issues Task Force Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” (“EITF 04-05”). EITF 04-05 clarifies how general partners in a limited partnership should determine whether they control a limited partnership. A general partner of a limited partnership is presumed to control the limited partnership unless the limited partners have substantive kick-out rights or participating rights. For general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, EITF 04-05 is effective after June 29, 2005. For general partners in all other limited partnerships, EITF 04-05 is effective for the first period in fiscal years beginning after December 15, 2005. We adopted EITF 04-05 in the fiscal year beginning January 1, 2006. The adoption of EITF 04-05 did not have an impact on our consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” (“FASB 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the provisions of FIN 48 and the impact on our consolidated financial position and results of operations. We adopted FIN 48 on January 1, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”), which enhances the existing guidance for measuring assets and liabilities using fair value. This statement provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 emphasizes fair value as a market-based measurement instead of an entity-specific measurement. The statement sets out a fair value hierarchy with the highest priority being quoted prices in active markets. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the provisions of SFAS 157 and the impact on our consolidated financial position and results of operations. We will adopt SFAS 157 for the fiscal year beginning January 1, 2008.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” or SAB 108, which states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement, contains guidance on correcting errors under the dual approach, and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the provisions of SFAS 159 and the impact on our consolidated financial position and results of operations. We will adopt SFAS 159 for the fiscal year beginning January 1, 2008.

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

In some cases you can identify these statements by forward looking words, such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “seek,” “intend” and “continue” or similar words. Forward looking statements may also use different phrases. Forward looking statements address, among other things, our future expectations, projections of our future results of operation or of our financial condition and other forward looking information.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or that we do not fully control that cause actual results to differ materially from those expressed or implied by our forward looking statements, including:

•       our high degree of leverage and our ability to service our debt;

•       factors affecting our leverage, including interest rates;

•       the risk that the counter-parties to our interest rate swap agreements fail to satisfy their obligations under these agreements;

•       the effect of operating and financial restrictions in our debt agreements;

•       our estimates regarding our capital requirements;

•       intense levels of competition in the diagnostic imaging services and imaging systems industry;

•       changes in the rates or methods of third-party reimbursements for diagnostic imaging services;

•       changes in the healthcare regulatory environment;

•       our ability to keep pace with technological developments within our industry;

•       the growth in the market for MRI and other services;

•       the disruptive effect of hurricanes and other natural disasters;

•       our ability to successfully integrate any future acquisitions; and

•       other factors discussed under “Risk Factors” in this annual report on Form 10-K.

This Form 10-K includes statistical data that we obtained from public industry publications. These publications generally indicate that they have obtained their information from sources believed to be reliable, but do not guarantee the accuracy and completeness of their information. Although we believe that the publications are reliable, we have not independently verified their data.

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

During 2004 we entered into swap agreements which have notional amounts of $56.8 million, $46.8 million and $48.4 million at December 31, 2006. Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%, 3.89%, and 3.69%, respectively. The net effect of the hedges is to record interest expense at fixed rates of 5.65%, 6.39% and 6.19% respectively, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the years ended December 31, 2006 and 2005 we received a net settlement amount of $2.1 million and $0.8 million, respectively. The swap agreements mature during 2007.

During 2005 we entered into multiple interest rate collar agreements which have a notional amount of $178.0 million. Under the terms of these agreements, we have purchased a cap on the interest rate of 4.00% and have sold a floor of 2.25%. For the year ended December 31, 2006, we received a net settlement amount of $1.3 million on these collar agreements. For the year ended December 31, 2005, we did not record any net settlement on these collar agreements. The collar agreements mature at various dates between January 2007 and January 2008.

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

	Expected Maturity as of December 31, 2006
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(dollars in millions)
Liabilities:
Long-term debt:
Fixed rate	$2.9	$2.4	$1.9	$1.1	$0.4	$153.5	$162.2	$153.3
Average interest rate	7.51%	7.54%	7.62%	7.67%	7.99%	7.32%	7.34%	7.36%
Variable rate	—	—	—	$0.6	$366.6	—	$367.2	$367.2
Average interest rate	6.94%	7.88%	7.88%	7.88%	7.88%	—	7.88%	7.88%

Item 8.                        Financial Statements and Supplementary Data.

ALLIANCE IMAGING, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Alliance Imaging, Inc.
Anaheim, California

We have audited the accompanying consolidated balance sheets of Alliance Imaging, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive (loss) income, cash flows and stockholders’ deficit for each of the three years in the period ended December 31, 2006. Our audits also included the consolidated financial statement schedule for the three years in the period ended December 31, 2006, listed in the Index at Item 15(a)(2). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Imaging, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Costa Mesa, California
March 16, 2007

ALLIANCE IMAGING, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,	December 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$13,421	$16,440
Accounts receivable, net of allowance for doubtful accounts of $5,858 in 2005 and $6,629 in 2006	48,236	51,569
Deferred income taxes	6,186	20,199
Prepaid expenses and other current assets	3,686	4,211
Other receivables	8,983	8,096
Total current assets	80,512	100,515
Equipment, at cost	752,128	769,967
Less accumulated depreciation	(393,179)	(425,790)
Equipment, net	358,949	344,177
Goodwill	154,656	150,069
Other intangible assets, net of accumulated amortization of $20,701 in 2005 and $25,635 in 2006	39,071	35,782
Deferred financing costs, net of accumulated amortization of $8,492 in 2005 and $6,469 in 2006	8,236	6,947
Other assets	33,918	27,036
Total assets	$675,342	$664,526
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$23,672	$14,525
Accrued compensation and related expenses	14,088	16,993
Accrued interest payable	4,561	4,320
Income taxes payable	87	637
Other accrued liabilities	29,064	32,331
Current portion of long-term debt	7,781	2,858
Total current liabilities	79,253	71,664
Long-term debt, net of current portion	418,260	373,026
Senior subordinated notes	153,541	153,541
Minority interests and other liabilities	4,400	4,376
Deferred income taxes	60,144	78,893
Total liabilities	715,598	681,500
Commitments and Contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized and no shares issued and outstanding
Common stock, $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding - 49,572,206 at December 31, 2005 and 49,906,832 at December 31, 2006	496	499
Additional paid-in deficit	(11,876)	(7,070)
Accumulated comprehensive income	3,217	2,402
Accumulated deficit	(32,093)	(12,805)
Total stockholders’ deficit	(40,256)	(16,974)
Total liabilities and stockholders’ deficit	$675,342	$664,526

See accompanying notes.

ALLIANCE IMAGING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2005	2006
Revenues	$432,080	$430,788	$455,775
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	217,605	226,294	244,254
Selling, general and administrative expenses	48,142	48,077	53,955
Employment agreement costs	2,064	366	—
Severance and related costs	1,223	826	745
Loss on early retirement of debt	44,393	—	—
Depreciation expense	80,488	82,505	83,397
Amortization expense	3,522	3,954	4,933
Interest expense, net of interest income of $215 in 2004, $608 in 2005 and $697 in 2006	44,039	37,491	39,981
Other (income) and expense, net	(484)	(399)	45
Total costs and expenses	440,992	399,114	427,310
(Loss) income before income taxes, minority interest expense and earnings from unconsolidated investees	(8,912)	31,674	28,465
Income tax (benefit) expense	(6,770)	13,450	12,473
Minority interest expense	2,373	1,718	2,075
Earnings from unconsolidated investees	(4,029)	(3,343)	(5,371)
Net (loss) income	$(486)	$19,849	$19,288
Comprehensive (loss) income, net of taxes:
Net (loss) income	$(486)	$19,849	$19,288
Unrealized (loss) gain on hedging transactions, net of related tax effects of $186 in 2004, $2,138 in 2005 and $550 in 2006	(278)	3,495	(815)
Comprehensive (loss) income	$(764)	$23,344	$18,473
(Loss) earnings per common share:
Basic	$(0.01)	$0.40	$0.39
Diluted	$(0.01)	$0.39	$0.38
Weighted average number of shares of common stock and common stock equivalents:
Basic	48,350	49,378	49,780
Diluted	48,350	50,262	50,335

See accompanying notes.

ALLIANCE IMAGING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2004	2005	2006
Operating activities:
Net (loss) income	$(486)	$19,849	$19,288
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	809	2,638	3,901
Non-cash share-based compensation	322	278	2,751
Depreciation and amortization	84,010	86,459	88,330
Amortization of deferred financing costs	3,039	2,203	1,597
Loss on early retirement of debt	44,393	—	—
Distributions (less than) greater than equity in undistributed income of investee	(1,359)	(478)	728
Deferred income taxes	1,106	12,814	10,196
Excess tax benefit from non-cash share-based compensation	—	—	(229)
(Gain) loss on sale of assets	(483)	(400)	45
Changes in operating assets and liabilities:
Accounts receivable	(5,679)	3,062	(7,302)
Prepaid expenses and other current assets	(364)	(583)	(525)
Other receivables	(348)	(5,586)	887
Other assets	(1,056)	(1,390)	100
Accounts payable	4,525	1,716	(10,859)
Accrued compensation and related expenses	5,829	(1,768)	2,905
Accrued interest payable	(6,359)	3,844	(241)
Income taxes payable	(9,272)	(778)	550
Other accrued liabilities	2,117	4,983	3,828
Minority interests and other liabilities	154	211	(112)
Net cash provided by operating activities	120,898	127,074	115,838
Investing activities:
Equipment purchases	(85,676)	(76,460)	(75,007)
Decrease (increase) in deposits on equipment	7,004	(9,652)	4,955
Acquisitions, net of cash received	—	(50,207)	—
Investment in unconsolidated joint ventures	(3,145)	—	—
Proceeds from sale of assets	6,259	1,882	6,532
Net cash used in investing activities	(75,558)	(134,437)	(63,520)
Financing activities:
Principal payments on equipment debt	(6,050)	(7,004)	(3,461)
Proceeds from equipment debt	4,176	1,450	—
Principal payments on term loan facility	(51,250)	(25,000)	(17,675)
Proceeds from term loan facility	154,000	—	—
Principal payments on revolving loan facility	—	(39,500)	(57,000)
Proceeds from revolving loan facility	—	69,000	27,500
Principal payments on senior subordinated notes	(256,459)	—	—
Proceeds from senior subordinated notes	150,000	—	—
Payments of debt issuance costs	(8,327)	(1,175)	(308)
Payments of debt retirement costs	(35,532)	—	—
Proceeds from exercise of employee stock options	3,842	2,292	1,416
Net proceeds from issuance of common stock	50	—	—
Excess tax benefit from non-cash share-based compensation	—	—	229
Net cash (used in) provided by financing activities	(45,550)	63	(49,299)
Net (decrease) increase in cash and cash equivalents	(210)	(7,300)	3,019
Cash and cash equivalents, beginning of year	20,931	20,721	13,421
Cash and cash equivalents, end of year	$20,721	$13,421	$16,440
Supplemental disclosure of cash flow information:
Interest paid	$47,573	$32,052	$39,302
Income taxes paid, net of refunds	395	1,356	2,059
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$261	$9,261	$6,851
Capital lease obligations assumed for the purchase of equipment	—	3,924	3,251
Capital lease obligation transferred for the sale of equipment	—	—	(2,772)
Comprehensive (loss) income from hedging transactions, net of taxes	(278)	3,495	(815)

See accompanying notes.

ALLIANCE IMAGING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(dollars in thousands)

			Additional
			Paid-In	Accumulated		Total
	Common Stock		Capital	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	(Deficit)	(Loss) Income	Deficit	Deficit
Balance at December 31, 2003	47,958,987	$480	$(19,822)	—	$(51,456)	$(70,798)
Exercise of common stock options	1,033,850	10	3,832	—	—	3,842
Issuance of common stock to officer	11,933	—	50	—	—	50
Issuance of common stock under directors’ deferred compensation plan	19,826	—	124	—	—	124
Non-cash share-based compensation	—	—	322	—	—	322
Stock option income tax benefit adjustment	—	—	(304)	—	—	(304)
Unrealized loss on hedging transaction, net of tax	—	—	—	(278)	—	(278)
Net loss	—	—	—	—	(486)	(486)
Balance at December 31, 2004	49,024,596	490	(15,798)	(278)	(51,942)	(67,528)
Exercise of common stock options	547,610	6	2,286	—	—	2,292
Non-cash share-based compensation	—	—	278	—	—	278
Stock option income tax benefit	—	—	1,358	—	—	1,358
Unrealized gain on hedging transaction, net of tax	—	—	—	3,495	—	3,495
Net income	—	—	—	—	19,849	19,849
Balance at December 31, 2005	49,572,206	496	(11,876)	3,217	(32,093)	(40,256)
Exercise of common stock options	321,425	3	1,413	—	—	1,416
Issuance of common stock under directors’ deferred compensation plan	13,201	—	76	—	—	76
Non-cash share-based compensation			2,751	—	—	2,751
Directors’ deferred compensation		—	337	—	—	337
Stock option income tax benefit			229	—	—	229
Unrealized loss on hedging transaction, net of tax			—	(815)	—	(815)
Net income	—	—	—	—	19,288	19,288
Balance at December 31, 2006	49,906,832	$499	$(7,070)	$2,402	$(12,805)	$(16,974)

See accompanying notes.

ALLIANCE IMAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollars in thousands, excepts per share amounts)

1.   Description of the Company and Basis of Financial Statement Presentation

Description of the Company   Alliance Imaging, Inc. and its subsidiaries (the “Company”) provides diagnostic imaging services and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. The Company also provides services through a growing number of fixed sites, primarily to hospitals or health systems. The Company’s services normally include the use of its imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. The Company also offers ancillary services including marketing support, education, training and billing assistance. The Company operates entirely within the United States and is one of the largest providers of shared service and fixed-site magnetic resonance imaging (“MRI”) and positron emission tomography and positron emission tomography/computed tomography (“PET and PET/CT”) services in the country. For the fiscal year ended December 31, 2006, MRI services and PET and PET/CT services generated 62% and 29% of the Company’s revenue, respectively.

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

Accounts Receivable   The Company provides shared and single-user diagnostic imaging equipment and technical support services to the healthcare industry and directly to patients on an outpatient basis. Substantially all of the Company’s accounts receivables are due from hospitals, other healthcare providers and health insurance providers located throughout the United States. A substantial portion of the Company’s services are provided pursuant to long-term contracts with hospitals and other healthcare providers or directly to patients. Accounts receivable generally are collected within industry norms for third-party payors. Estimated credit losses are provided for in the consolidated financial statements and losses experienced have been within management’s expectations.

Concentration of Credit Risk   Financial instruments which potentially subject the Company to a concentration of credit risk principally consists of cash, cash equivalents and trade receivables. The Company invests available cash in money market securities of high-credit-quality financial institutions. The Company had cash and cash equivalents in the amount of $12,305 and $15,314 as of December 31, 2005 and 2006, respectively, in excess of federally insured limits. At December 31, 2005 and 2006, the Company’s accounts receivable were primarily from clients in the healthcare industry. To reduce credit risk, the Company performs periodic credit evaluations of its clients, but does not generally require advance payments or collateral. Credit losses to clients in the healthcare industry have not been material.

The provision for doubtful accounts was 0.2%, 0.6%, and 0.9% of revenues in 2004, 2005 and 2006, respectively.

Equipment   Equipment is stated at cost and is depreciated using the straight-line method over an initial estimated life of three to seven years to an estimated residual value, between five and ten percent of original cost. If the Company continues to operate the equipment beyond its initial estimated life, the residual value is then depreciated to a nominal salvage value over three years.

Routine maintenance and repairs are charged to expense as incurred. Major repairs and purchased software and hardware upgrades, which extend the life of or add value to the equipment, are capitalized and depreciated over the remaining useful life. At December 31, 2004, 2005, and 2006, the Company had $5,152, $6,885, and $1,823, respectively in accounts payable related to deposits on equipment.

With the exception of a relatively small dollar amount of office furniture, office equipment, computer equipment, software and leasehold improvements, substantially all of the property owned by the Company relates to diagnostic imaging equipment, power units and mobile trailers used in the business.

Goodwill and Intangible Assets   Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. In accordance with SFAS 142, the Company has selected to perform an annual impairment test for goodwill based on the financial information as of September 30, or more frequently when an event occurs or circumstances change to indicate an impairment of these assets has possibly occurred. Goodwill is allocated to the Company’s various reporting units, which are its geographical regions. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than the carrying value. The fair value of the reporting unit is determined based on discounted cash flows, market multiples or appraised values as appropriate. The Company complies with periodic impairment test procedures. In 2004, 2005, and 2006 the Company concluded that the fair value of each reporting unit exceeded its carrying value, indicating no goodwill impairment was present. No triggering events occurred during the fourth quarters of 2004, 2005 and 2006 which required an additional impairment test as of December 31, 2004, 2005, or 2006. SFAS 142 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

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

Revenue Recognition   The majority of the Company’s revenues are derived directly from healthcare providers and are  primarily for imaging services. To a lesser extent, revenues are generated from direct billings to third-party payors or patients which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from billings to third-party payors and patients amounted to approximately 13% of revenues in each of the three years in the period ended December 31, 2006. No single customer accounted for more than 3%, 3%, and 2% of consolidated revenues in each of the years ended December 31, 2004, 2005, and 2006, respectively. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue

Recognition” (“SAB 104”). As the price is predetermined, all revenues are recognized at the time the delivery of imaging service has occurred and collectibility is reasonably assured which is based upon contract terms with healthcare providers and negotiated rates with third party payors and patients. The Company also records revenue from management services that it performs based upon management service contracts with predetermined pricing. Revenues from these services amounted to approximately 7%, 9% and 9% of total revenue in the years ended December 31, 2004, 2005 and 2006, respectively. These revenues are recorded in the period in which the service is performed and collections of the billed amounts are reasonably assured in accordance with SAB 104.

Share-Based Compensation   In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R) (revised December 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). This statement requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, SFAS 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period. The statement was effective for the first fiscal year beginning after June 15, 2005.

The Company adopted SFAS 123(R) in the fiscal year beginning January 1, 2006, using the modified prospective application transition method and, accordingly, has not restated the consolidated financial statements for prior interim periods or fiscal years. Under SFAS 123(R), the Company records in its consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after January 1, 2006 under the provisions of SFAS 123(R) and (ii) compensation cost for the unvested portion of options granted prior to January 1, 2006 over their remaining vesting periods using the amounts previously measured under SFAS 123 for pro forma disclosure purposes.

Employment Agreement Costs   The Company recorded employment agreement costs of $2,064 for the year ended December 31, 2004, related to an employment agreement with its former chief financial officer and payments under the amended agreement with its former chairman of the board. The Company recorded employment agreement costs of $366 for the year ended December 31, 2005, related to the amended agreement with its former chairman of the board. The Company does not expect to incur any further costs relating to the amended agreement with its former chairman of the board.

Derivatives   The Company accounts for derivative instruments and hedging activities in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities” (“SFAS 138”), an amendment of SFAS 133. On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS 133 and SFAS 138. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company’s derivatives are recorded on the balance sheet at their fair value. For derivatives accounted for as cash flow hedges any unrealized gains or losses on fair value are included in comprehensive (loss) income, net of tax.

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

Fair Values of Financial Instruments   The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value based on the short-term maturity of these instruments. The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate fair value based on the short-term nature of these accounts. The carrying amount reported in the balance sheet for long-term debt under our Credit Agreement approximates fair value, as these borrowings have variable rates that reflect currently available terms and conditions for similar debt. The fair value of the Company’s senior subordinated notes and its equipment loans was $141,243 and $153,288 compared to the carrying amount reported on the balance sheet of $165,207 and $162,225 as of December 31, 2005 and 2006, respectively. The fair value of the Company’s senior subordinated notes was based upon the bond trading prices at December 31, 2005 and 2006, respectively. The fair value of the equipment loans was estimated using discounted cash flow analyses, based on the Company’s current incremental rates for similar types of equipment loans.

Use of Estimates   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive (Loss) Income   As defined in Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), for the years ended December 31, 2004, 2005, and 2006, the Company had entered into interest rate swap agreements and interest rate collar agreements, as discussed in Note 9, for which unrealized gains and losses are classified as a component of comprehensive (loss) income.

Segment Reporting   The chief operating decision maker reviews the operating results of the Company’s geographic regions for the purpose of making operating decisions and assessing performance. Based on the aggregation criteria in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has aggregated the results of its geographic regions into one reportable segment

Recent Accounting Pronouncements   In May 2005, the FASB issued Statement of Financial Accounting Standards 154, “Accounting for Changes and Error Corrections,” (“SFAS 154”), which is a replacement of APB Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of all voluntary changes in accounting principle and in the instance that a pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have an impact on the Company’s consolidated financial position or results of operations.

In June 2005, the FASB issued Emerging Issues Task Force Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” (“EITF 04-05”). EITF 04-05 clarifies how general partners in a limited partnership should determine whether they control a limited partnership. A general partner of a limited partnership is presumed to control the limited partnership unless the limited partners have substantive kick-out rights or participating rights. For general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, EITF 04-05 is effective after June 29, 2005. For general partners in all other limited partnerships, EITF 04-05 is effective for the first period in fiscal years beginning after December 15, 2005. We adopted EITF 04-05 in the fiscal year beginning January 1, 2006. The adoption of EITF 04-05 did not have an impact on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” (“FASB 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the provisions of FIN 48 and the impact on its consolidated financial position and results of operations. The Company adopted FIN 48 on January 1, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”), which enhances the existing guidance for measuring assets and liabilities using fair value. This statement provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 emphasizes fair value as a market-based measurement instead of an entity-specific measurement. The statement sets out a fair value hierarchy with the highest priority being quoted prices in active markets. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS 157 and the impact on its consolidated financial position and results of operations. The Company will adopt SFAS 157 for the fiscal year beginning January 1, 2008.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” or SAB 108, which states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement, contains guidance on correcting errors under the dual approach, and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS 159 and the impact its consolidated financial position and results of operations. The Company will adopt SFAS 159 for the fiscal year beginning January 1, 2008.

3.   Transactions

Effective September 1, 2005, the Company acquired certain assets associated with nine multi-modality fixed-site diagnostic imaging centers. The multi-modality fixed-site diagnostic imaging centers include one MRI system, six CT systems, and 29 other modality systems. The purchase price consisted of $7,650 in cash and $826 in assumed liabilities and transaction costs. The acquisition was financed using the Company’s internally generated funds. As a result of this acquisition, the Company recorded goodwill and intangible assets of $2,246 and $2,400, respectively. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill is deductible for tax purposes and is amortized over 15 years for tax purposes. The acquisition also includes $246 of contingent payment due to the shareholders of the centers if certain performance targets are met over a three year period. When the contingency is resolved and consideration is distributable, the Company will record the fair value of the consideration as additional purchase price to goodwill. During the year ended December 31, 2006, the company increased goodwill by $14 as a result of changes in the original valuation of assets and liabilities acquired. The Company has not included pro forma information as this acquisition did not have a material impact on the Company’s consolidated financial position or results of operations.

Effective October 1, 2005, the Company acquired 100% of the outstanding stock of PET Scans of America Corp. (“PSA”), a mobile provider of PET and PET/CT services primarily to hospitals in 13 states. The purchase price consisted of $36,596 in cash and $3,692 in assumed liabilities and transaction costs. The acquisition was financed using the Company’s revolving line of credit, internally generated funds, and capital leases. As a result of this acquisition the Company acquired intangible assets of $11,400, of which $9,100 was assigned to PSA customer contracts, which is amortized over 10 years, and $2,100 was assigned to certificates of need held by PSA, which have indefinite useful lives and are not subject to amortization. These assets were recorded at fair value at the acquisition date. The Company recorded total goodwill of $22,472, which includes $3,007 of goodwill related to income tax timing differences as a result of the acquisition. None of the goodwill recorded is deductible for tax purposes. During the year ended December 31, 2006, the company increased goodwill by $24 as a result of changes in the original valuation of assets and liabilities acquired and decreased goodwill by $1,335 as a result of the identification of additional deferred tax assets created by book/tax basis differences in depreciable assets in connection with the acquisition of PSA. The Company has not included pro forma information as this acquisition did not have a material impact on the Company’s consolidated financial position or results of operations.

In late December 2005, the Company purchased an additional equity interest in a joint venture the Company formed in 2004 with the University of Pittsburgh Medical Center. The joint venture, Alliance Oncology (“AO”), is designed to partner with hospitals to build and operate radiation oncology centers, with an emphasis on intensity modulated radiation therapy and image guided radiation therapy. The purchase price for the additional equity interest was $8,000, which was financed through the Company’s revolving line of credit. The Company now owns 80% of AO. As a result of this acquisition the Company recorded goodwill of $6,946, which is deductible for tax purposes and is amortized over 15 years. During the year ended December 31, 2006, the company increased goodwill by $56 as a result of changes in the original valuation of assets and liabilities acquired. The year ended December 31, 2005 did not include any consolidated results of operations from this acquisition due to the small number of days between the acquisition date and the fiscal year end. During the year ended 2005, the Company recorded earnings in unconsolidated investees for the Company’s share of AO’s previously unconsolidated earnings. The Company has not included pro forma information as this acquisition did not have a material impact on the Company’s consolidated financial position or results of operations.

On November 27, 2006, affiliates of Kohlberg Kravis Roberts & Co (“KKR”) sold 9,200,000 shares of the Company’s common stock in an underwritten secondary public offering. Following completion of this offering, KKR beneficially owned approximately 52% of the Company’s outstanding shares of common stock. The Company did not sell any shares and did not receive any proceeds from the sale of shares in the public offering.

4.   Share-Based Compensation

In December 2004, the FASB issued SFAS 123(R), which is a revision of SFAS 123 and supersedes APB 25. This statement requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, SFAS 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period.

The Company adopted SFAS 123(R) in the fiscal year beginning January 1, 2006, using the modified prospective application transition method and, accordingly, has not restated the consolidated financial statements for prior interim periods or fiscal years. Under SFAS 123(R), the Company now records in its consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after January 1, 2006 under the provisions of SFAS 123(R) and (ii) compensation cost for the unvested portion of options granted prior to January 1, 2006 over their remaining vesting periods using the amounts previously measured under SFAS 123 for pro forma disclosure purposes.

In November 2005, the FASB issued FASB Staff Position FAS123R-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP”). The Company has elected to follow the alternative transition method as described in the FSP for computing its additional paid-in capital pool. In addition, the Company treats the tax deductions from stock options as being realized when they reduce taxes payable in accordance with the principles and timing under the relevant tax law.

Stock Option Plans and Awards

In December 1997, the Company adopted an employee stock option plan (“1997 Equity Plan”) pursuant to which options with respect to a total of 4,685,450 shares of the Company’s common stock were available for grant. Options were granted at their fair value at the date of grant. All options have 10-year terms. On November 2, 1999, in connection with a series of transactions contemplated by an Agreement and Plan of Merger between Viewer Acquisition Corp and the Company in November 1999 (the “1999 Recapitalization Merger”), all options under the 1997 Equity Plan became fully vested. At December 31, 2006, there were no options outstanding in the 1997 Equity Plan.

In connection with the Company’s acquisition of all of the outstanding common stock of Three Rivers Holding Corporation (“Three Rivers”), the parent corporation of SMT Health Services, Inc., in 1999, outstanding employee stock options under the 1997 Three Rivers Stock Option Plan were converted into options to acquire shares of the Company’s common stock. The Three Rivers stock option plan allowed for options with respect to a total of 2,825,200 shares of the Company’s common stock to be available for grant. Options were granted at their fair value at the date of grant. All options have 10-year terms. On November 2, 1999, in connection with the 1999 Recapitalization Merger, all options under the 1997 Three Rivers Stock Option Plan became fully vested. At December 31, 2006, there were no options outstanding in the 1997 Three Rivers Stock Option Plan.

In connection with the 1999 Recapitalization Merger, the Company adopted an employee stock option plan (“the 1999 Equity Plan”) pursuant to which options with respect to a total of 6,325,000 shares of the Company’s common stock became available for grant. As of December 31, 2006, a total of 1,055,250 shares are available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to fair value of the Company’s common stock at the date of grant, except as noted below. All options have 10-year terms. A portion of the options vest in equal increments over five years and a portion vest after eight years (subject to acceleration if certain financial performance targets are achieved). The Company settles stock option exercises with newly issued shares of common stock.

Consistent with the valuation method for the disclosure-only provisions of SFAS 123 for 2004 and 2005, the Company is using the Black-Scholes option pricing model to value the compensation expense associated with stock-based awards under SFAS 123(R). The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the table below. In addition, forfeitures are estimated when recognizing compensation expense, and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. For the years ended December 31, 2004 and 2005, the Company recorded $322 and $252, respectively, in non-cash share-based compensation for stock options granted with exercise prices below the fair value of the Company’s common stock at the date of grant and for certain stock options subject to amended performance targets under the 1999 Equity Plan, as discussed below. For the year ended December 31, 2006, of the total $2,751 in non-cash share-based compensation recorded, $2,070 was incremental share-based compensation as a result of the adoption of SFAS 123(R).

In 2005, the Company created an advisory committee of industry and medical consultants. Non-employee stock-based awards are granted to the members of the advisory committee with an exercise price equal to the market value of the underlying common stock on the date of grant. For the years ended December 31, 2005 and 2006 the Company recorded non-cash share-based compensation of $27 and $31, respectively, as a result of granting stock options to these non-employees.

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Year Ended December 31,
	2004	2005	2006
Risk free interest rate	3.32%	3.88%	4.58%
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	53.3%	51.7%	56.7%
Average expected life (in years)	5.69	5.66	6.68

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

In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company’s common stock, of which 35,000 options were outstanding at December 31, 2006. The exercise prices of these options and the fair value of the Company’s common stock on the grant date were $5.60 and $9.52 per share, respectively. The Company recorded non-cash share-based compensation of $48 and $24, respectively, for the years ended 2004 and 2005, with an offset to paid-in-capital deficit. As the Company adopted SFAS 123(R) effective January 1, 2006, any non-cash share-based compensation as a result of granting these stock options is included in the Company’s consolidated total of share-based compensation of $2,751 for the quarter year ended December 31, 2006.

Under the 1999 Equity Plan, a portion of the options granted are “performance options.” These options vest on the eighth anniversary of the grant date if the option holder is still an employee, but the vesting accelerates if the Company meets the operating performance targets specified in the option agreements. On June 20, 2001, the Company’s compensation committee authorized the Company to amend the option agreements under its 1999 Equity Plan to reduce the performance targets for 1,899,600 performance options out of the 2,284,222 performance options outstanding. On May 18, 2004, the Company’s compensation committee authorized the Company to make a second amendment to the option agreements under its 1999 Equity Plan to further reduce the performance targets for all of the 1,914,500 performance options outstanding. As a result of the amendment, if the Company achieves the reduced performance targets but does not achieve the original performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, the Company would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option’s exercise price. For the years ended December 31, 2004 and 2005 the Company recorded $274 and $228, respectively, in non-cash share-based compensation as a result of the amendment. As the Company adopted SFAS 123 (R) effective January 1, 2006, any non-cash share-based compensation as a result of these amendments is included in the Company’s consolidated total of non-cash stock-based compensation of $2,751 for the year ended December 31, 2006.

The following table summarizes the Company’s stock option activity:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding at December 31, 2003	4,820,880	$4.86
Granted	987,500	3.92
Exercised	(1,033,850)	3.72
Canceled	(1,085,420)	5.75
Outstanding at December 31, 2004	3,689,110	4.67
Granted	1,078,500	10.88
Exercised	(547,610)	4.19
Canceled	(648,725)	6.71
Outstanding at December 31, 2005	3,571,275	6.25
Granted	1,251,500	5.15
Exercised	(321,425)	4.41
Canceled	(407,025)	7.49
Outstanding at December 31, 2006	4,094,325	$5.93
Vested and expected to vest in the future at December 31, 2006	3,875,386	$5.91	8.08	$13,448
Exercisable at December 31, 2006	1,263,884	$5.18	6.22	$4,180

The following table summarizes information about all stock options outstanding at December 31, 2006:

		Weighted Average
Options	Exercise	Remaining	Options	Exercise
Outstanding	Price	Contractual Life	Exercisable	Price
		(years)
64,000	5.60	2.84	64,000	5.60
35,000	5.60	3.83	35,000	5.60
20,000	13.00	4.59	20,000	13.00
10,000	13.00	4.64	10,000	13.00
1,000,000	5.27	6.00	600,000	5.27
146,300	5.19	6.04	80,730	5.19
400,000	2.95	6.27	240,000	2.95
28,000	4.95	6.37	16,800	4.95
40,000	3.55	6.65	20,000	3.55
307,650	3.67	7.01	77,993	3.67
50,750	4.04	7.42	20,300	4.04
15,000	6.94	7.77	10,000	6.94
2,500	10.98	7.96	1,667	10.98
479,125	12.35	8.01	28,961	12.35
68,000	9.60	8.23	13,600	9.60
15,000	9.17	8.24	3,000	9.17
50,000	10.71	8.42	10,000	10.71
150,000	5.56	8.92	7,500	5.56
6,000	7.75	8.77	2,000	7.75
1,000	5.62	8.96	333	5.62
10,000	11.18	8.53	2,000	11.18
811,000	4.19	9.09	—	4.19
5,000	6.28	9.58	—	6.28
5,000	6.28	9.58	—	6.28
35,000	6.46	9.63	—	6.46
50,000	6.42	9.64	—	6.42
5,000	7.91	9.77	—	7.91
35,000	8.24	9.79	—	8.24
200,000	7.49	9.87	—	7.49
50,000	6.26	9.95	—	6.26
4,094,325	$5.93	6.22	1,263,884	$5.18

The weighted average grant-date fair value of options granted during the years ended December 31, 2004, 2005, and 2006 was $2.02 per share, $5.57 per share, and $3.14 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2004, 2005 and 2006 was $2,934, $3,628 and $585, respectively. The total cash received from employees as a result of stock option exercises was $3,842, $2,292, and $1,416 for the years ended December 31 2004, 2005 and 2006, respectively.

The following table summarizes the Company’s unvested stock option activity:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Unvested at December 31, 2005	2,243,851	$3.86
Granted	1,251,500	$3.02
Vested	(358,985)	$3.37
Canceled	(305,925)	$3.99
Unvested at December 31, 2006	2,830,441	$3.54

At December 31, 2006, the total unrecognized fair value compensation cost related to unvested stock options granted to both employees and non-employees was $7,889, which is expected to be recognized over a remaining weighted-average period of 3.02 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations. The total fair value of options vested during the years ended December 31, 2004, 2005 and 2006 were $2,481,166, $1,561,159, and $1,256,974 respectively.

Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the financial statements for the year ended December 31, 2006 for awards newly subject to compensation expense under SFAS 123(R). As discussed previously, prior to the adoption of SFAS 123(R), the Company recorded compensation expense for stock options granted with exercise prices below the fair value of the Company’s common stock at the date of grant, certain stock options subject to amended performance targets under the 1999 Equity Plan, and non-employee share-based awards granted to members of the Company’s advisory committee. The table below, therefore, excludes the effect of these awards.

Year Ended December 31,
2006
Selling, general, and administrative expenses	$2,070
Total cost of non-cash share-based compensation included in income, before income tax	2,070
Amount of income tax recognized in earnings	(813)
Amount charged against income	$1,257
Impact on net income per share:
Basic earnings per share:	$0.03
Diluted earnings per share:	$0.02

Pro Forma Share-Based Compensation

Prior to the adoption of SFAS 123(R), the Company accounted for non-cash share-based compensation awards using the intrinsic value method prescribed under APB 25, and its related interpretations, as permitted by SFAS 123, as amended by Statement of Financial Accounting Standards Board No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). Under the intrinsic value method, the difference between the market price on the date of grant and the exercise price is charged to the consolidated statements of operations over the vesting period. Prior to the adoption of SFAS 123(R), the Company recognized compensation cost for only certain awards, as discussed above. All other employee share-based awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in income from operations for those awards. SFAS 123, as amended by SFAS 148, required presentation of pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ expected vesting period. Had compensation cost for the Company’s stock option plan been determined based on the estimated fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS 123 utilizing the Black-Scholes option-pricing model, the Company’s net income and basic and diluted earnings per share for the years ended December 31, would have approximated the pro forma amount indicated below:

	2004	2005
Net (loss) income:
As reported	$(486)	$19,849
Add: Non-cash share-based compensation expense included in reported net income, net of related tax effects	190	167
Deduct: Non- cash share-based compensation expense determined under fair value based method, net of related tax effects	(951)	(1,370)
Pro forma net (loss) income	$(1,247)	$18,646
Basic (loss) earnings per share:
As reported	$(0.01)	$0.40
Pro forma	(0.03)	0.38
Diluted (loss) earnings per share:
As reported	(0.01)	0.39
Pro forma	(0.03)	0.37

Stock Bonus Award   The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2006, the Company granted stock bonus awards (“award”) to certain employees of the Company. On the issuance date, the Company shall issue a number of shares of the Company’s common stock (“shares”), equal to the bonus award divided by the fair market value of the shares at that time, provided that the employee remains continuously employed through the issuance date. For the year ended December 31, 2006 the Company recorded non-cash share based compensation expense related to these grants of $500, with an offset to additional paid in capital (“APIC”).

Directors’ Deferred Compensation Plan   Effective January 1, 2000, the Company established a Directors’ Deferred Compensation Plan (the “Director Plan”) for all non-employee directors. Each of the non-employee directors has elected to participate in the Director Plan and have their annual fee of $25 deferred into a stock account and converted quarterly into Phantom Shares. Each director has the option of being paid cash or issued common stock for their Phantom Shares, which is paid or issued upon retirement, separation from the Board of Directors, or the occurrence of a change in control. This election is made at the beginning of their term. For the years ended December 31, 2004, 2005 and 2006 the Company recorded director fees of $229, ($220), and $143, respectively. For cash payment elections, an increase (decrease) to other accrued liabilities is recorded for the difference between the current fair market value and the original issuance price of the Phantom Shares. For the issuance of common stock elections, an increase is made to APIC when director’s fees are recorded. At December 31, 2005 and 2006, $668 and $398, respectively was included in other accrued liabilities relating to the Director Plan.

5.   Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2005	$154,656
Goodwill disposed during the year (see Note 3)	(1,241)
Goodwill reduction during the year (see Note 12)	(3,346)
Balance at December 31, 2006	$150,069

Intangible assets consisted of the following:

	December 31, 2005			December 31, 2006
	Gross Carrying	Accumulated	Intangible	Gross Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, net	Amount	Amortization	Assets, net
Amortizing intangible assets:
Customer contracts	$51,063	$(18,791)	$32,272	$51,063	$(22,909)	$28,154
Other	4,467	(1,910)	2,557	7,175	(2,726)	4,449
Total amortizing intangible assets	$55,530	$(20,701)	$34,829	$58,238	$(25,635)	$32,603
Intangible assets not subject to amortization			$4,242			$3,179
Total other intangible assets, net			$39,071			$35,782

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

The Company uses a weighted average useful life of 15 years to amortize customer contracts. Other intangible assets subject to amortization are estimated to have a weighted average useful life of four years. Amortization expense for intangible assets subject to amortization was $3,522, $3,954 and $4,933 for the years ended December 31, 2004, 2005 and 2006, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.

Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2007	$4,725
2008	4,512
2009	4,191
2010	4,121
2011	3,972

6.   Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31,
	2005	2006
Accrued systems rental and maintenance costs	$5,801	$2,596
Accrued site rental fees	1,242	1,507
Accrued property and sales taxes payable	10,569	12,055
Accrued self-insurance expense	5,725	6,915
Other accrued expenses	5,727	9,258
Total	$29,064	$32,331

7.   Long-Term Debt and Senior Subordinated Credit Facility

Long-term debt consisted of the following:

	December 31,
	2005	2006
Term loan facility	$384,875	$367,200
Revolving loan facility	29,500	—
Senior subordinated notes	153,541	153,541
Equipment debt	11,666	8,684
Long-term debt, including current portion	579,582	529,425
Less current portion	7,781	2,858
Long-term debt	$571,801	$526,567

Bank Credit Facilities   On November 2, 1999, the Company entered into a $616,000 Credit Agreement (the “Credit Agreement”) consisting of a $131,000 Tranche A Term Loan Facility, a $150,000 Tranche B Term Facility, a $185,000 Tranche C Term Loan Facility, and a Revolving Loan Facility. On June 11, 2002, the Company entered into a second amendment to its Credit Agreement in order to complete a $286,000 refinancing of its Tranche B and C term loan facility. Under the terms of the amended term loan facility, the Company received proceeds of $286,000 from a new Tranche C term loan facility, and used the entire amount of the proceeds to retire $145,500 and $140,500 owed under Tranche B and C of its existing term loan facility, respectively. The new Tranche C borrowing rate was decreased to the London InterBank Offered Rate (“LIBOR”) plus 2.375%. The borrowing rate under the previously applicable Tranche B borrowing rate had been LIBOR plus 2.750% and the previously applicable Tranche C borrowing rate had been LIBOR plus 3.000%.

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

At December 31, 2006, the Company did not have any borrowings outstanding under the revolving loan facility and $64,144 in available borrowings under the revolving loan facility. The Company’s Credit Agreement, as amended, governs the Tranche C1 and the revolving loan facility with the same security provisions and the revised restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and restrictive payments. As of December 31, 2006, the Company was in compliance with all covenants under the Credit Agreement. Voluntary prepayments are permitted in whole or in part without premium or penalty. The Company has made voluntary prepayments on the Tranche C1 term loan facility. As noted in the maturities of long-term debt schedule, principal payments are required in 2010 and 2011 for the Tranche C1 term loan facility. Interest under Tranche C1 and the revolving loan facility is variable based on the Company’s leverage ratio and changes in specified published rates and the bank’s prime lending rate.

The weighted average interest rates on Tranche C1 and the revolving loan facility at December 31, 2005 and were 6.282% and 5.875%, respectively. The weighted average interest rate of Tranche C1 at December 31, 2006 was 6.429%. There were no borrowings outstanding under the revolving loan facility at December 31, 2006. The Company pays a commitment fee equal to 0.50% per annum on the undrawn portion available under the revolving loan facility. The Company also pays variable per annum fees in respect of outstanding letters of credit. At December 31, 2006 the Company had $5,900 of outstanding letters of credit. The Credit Agreement is collateralized by the Company’s equity interests in its majority owned subsidiaries, partnerships and limited liability companies and its unencumbered assets, which include accounts receivable, inventory, equipment, and intellectual property.

10 3/8% Senior Subordinated Notes   In December 2004 the Company completed a cash tender offer (the “Tender Offer”) for any and all of its outstanding 10 3/8% Notes. The Company redeemed the 10 3/8% Notes at a redemption price equal to 113.856% of the principal amount, together with the accrued interest to the redemption date. The Company incurred a loss on early retirement of debt of $44,393 for the tender offer which represents the tender premium and consent payment to redeem the 10 3/8% Notes, write off of unamortized debt issuance costs related to the retired debt, and fees and expenses related to the redemption of the 10 3/8% Notes. The Company used the remaining proceeds from Tranche C1, proceeds from the sale of the 7 1/4% Notes described below, and existing cash to settle the tender premium and consent payment. At December 31, 2006, the Company had $3,541 remaining of the original $260,000 10 3/8% Notes. As of December 31, 2006, the Company was in compliance with all covenants contained in our 10 3/8% Notes.

7 1/4% Senior Subordinated Notes   On December 29, 2004, the Company issued $150,000 of its 7 1/4% Senior Subordinated Notes due 2012 (the “7 1/4% Notes”) in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, and used the proceeds to repay a portion of its 10 3/8% Notes. The 7 1/4% Notes contain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and restrictive payments. The 7 1/4% Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior debt, including bank debt, and all obligations of its subsidiaries. As of December 31, 2006, the Company was in compliance with all covenants contained in the 7 1/4% Notes.

The maturities of long-term debt as of December 31, 2006 are as follows:

	Bank Credit Facilites	Subordinated	Equipment
	Tranche C1	Notes	Loans	Total
Year ending December 31:
2007	$—	$—	$2,858	$2,858
2008	—	—	2,380	2,380
2009	—	—	1,888	1,888
2010	600	—	1,146	1,746
2011	366,600	3,541	392	370,533
Thereafter	—	150,000	20	150,020
	$367,200	$153,541	$8,684	$529,425

8.   (Loss) Earnings Per Common Share

The following table sets forth the computation of basic and diluted (loss) earnings per share (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2004	2005	2006
Numerator:
Net (loss) income	$(486)	$19,849	$19,288
Denominator:
Weighted-average shares—basic	48,350	49,378	49,780
Effect of dilutive securities:
Employee stock options	—	884	555
Weighted-average shares—diluted	48,350	50,262	50,335
(Loss) earnings per common share:
Basic	$(0.01)	$0.40	$0.39
Diluted	$(0.01)	$0.39	$0.38
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	1,291	1,279	801
Average exercise price per share that exceeds average market price of common stock	$8.19	$11.60	$11.28

9.   Derivatives

In the second quarter of 2004, the Company entered into interest rate swap agreements, with notional amounts of $56,813, $46,813 and $48,438 to hedge the future cash interest payments associated with a portion of the Company’s variable rate bank debt. These agreements are three years in length and mature in 2007. As of December 31, 2005, and 2006 the fair value of the Company’s interest rate swap agreements was an accumulated income of $2,824 and $1,726, respectively. Under these arrangements, the Company receives three-month LIBOR and pays a fixed rate of 3.15%, 3.89% and 3.69%, respectively. The net effect of the hedges is to record interest expense at fixed rates of 5.65%, 6.39% and 6.19%, respectively, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the years ended December 31, 2004, 2005 and 2006, the Company received a net settlement amount of $1,020, $756, and $2,148, respectively. The Company has designated these swaps as cash flow hedges of variable future cash flows associated with its long-term debt. For the year ended December 31, 2004, 2005 and 2006, the Company recognized a comprehensive loss, net of tax of $278, a comprehensive income, net of tax, of $1,980, and a comprehensive (loss) net of tax, of $656, based on the change in fair value of these instruments. The Company will continue to record subsequent changes in the fair value of the swaps through comprehensive (loss) income during the period these instruments are designated as hedges.

In the first quarter of 2005, the Company entered into multiple interest rate collar agreements for its variable rate bank debt. The total underlying notional amount of the debt was $178,000. Under these arrangements the Company has purchased a cap on the interest rate of 4.00% and has sold a floor of 2.25%. The Company paid a net purchase price of $1,462 for these collars. These agreements are two and three years in length and mature at various dates between January 2007 and January 2008. As of December 31, 2005 and 2006, the fair value of the Company’s interest rate collar agreements was an accumulated income of $2,525 and $2,258. For the year ended December 31, 2005, the Company did not record any net settlement amount. For the year ended December 31, 2006, the Company received a net settlement amount of $1,271. The Company has designated these collars as cash flow hedges of variable future cash flows associated with its long-term debt. For the years ended December 31, 2005 and 2006, the Company recognized a comprehensive income, net of tax, of $1,515, and a comprehensive loss of $159, respectively, based on the change in fair value of these instruments. The Company will record subsequent changes in the fair value of the collars through comprehensive (loss) income during the period these instruments are designated as hedges.

10.   Commitments and Contingencies

The Company has maintenance contracts with its equipment vendors for substantially all of its diagnostic imaging equipment. The contracts are between one and five years from inception and extend through the year 2008, but may be canceled by the Company under certain circumstances. The Company’s total contract payments for the years ended December 31, 2004, 2005 and 2006 were $35,214, $35,972 and $41,369, respectively. At December 31, 2006, the Company had binding equipment purchase commitments totaling $33,731.

The Company leases office and warehouse space and certain equipment under non-cancelable operating leases. The office and warehouse leases generally call for minimum monthly payments plus maintenance and inflationary increases. The future minimum payments under such leases are as follows:

Year ending December 31:
2007	$5,618
2008	4,537
2009	3,398
2010	2,032
2011	1,364
Thereafter	1,275
$18,224

The Company’s total rental expense, which includes short-term equipment rentals, for the years ended December 31, 2004, 2005 and 2006 was $8,722, $9,518 and $9,744 respectively.

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

The Company guarantees a portion of a loan on behalf of an unconsolidated investee under an agreement executed prior to 2002. The maximum potential future payment under this financial guarantee is $88 at December 31, 2006. The Company has not recorded an obligation for this guarantee.

On May 5, 2005, Alliance Imaging, Inc. was served with a complaint (the “Class Action Complaint”) filed in Alameda County Superior Court alleging wage and hour claims on behalf of a putative class of approximately 400 former and current California employees of the Company. On August 19, 2005, the plaintiffs filed an amended complaint, which the Company answered on September 23, 2005. In this suit, captioned Linda S. Jones, et al. v. Alliance Imaging, Inc., et al., the plaintiffs allege violations of California’s wage, meal period, and break time laws and regulations. Plaintiffs sought recovery of unspecified economic damages, statutory penalties, attorneys’ fees, and costs of suit. On or about March 10, 2006, plaintiffs filed a second amended complaint (later further amended by a third amended complaint) adding a cause of action for conversion and a plea for punitive damages. The Company filed a demurrer and motion to strike seeking to dismiss the new claim and plea. On July 19, 2006, the Company and the Plaintiffs entered into a tentative settlement of the Class Action Complaint pursuant to which the Company agreed to pay $2,500 in exchange for a dismissal with prejudice of all claims brought on behalf of the putative class under the Class Action Complaint. On September 8, 2006, the settlement was preliminarily approved by the court and a conditional class was certified for purposes of seeking class approval of the settlement. On October 2, 2006, notice was mailed to the conditional class members outlining the terms of the settlement and providing all class members with an opportunity to opt out of the settlement prior to the final approval hearing scheduled for November 27, 2006. Two putative class members opted out of the class, and there were no objections submitted. The final approval hearing was held on November 27, 2006 as scheduled, and the Court granted final approval of the settlement. The settlement amount was distributed by the class settlement administrator on February 16, 2007. The case will be dismissed upon the parties’ compliance with the settlement agreement. The Court scheduled a hearing for a final accounting of the settlement distribution on June 25, 2007.

The Company from time to time is also involved in other litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

11.   401(k) Savings Plan

The Company established a 401(k) Savings Plan (the “Plan”) in January 1990. Effective August 1, 1998, the Plan was amended and restated in its entirety. Currently, all employees who are over 21 years of age are eligible to participate after attaining three months of service. Employees may contribute between 1% and 25% of their annual compensation. The Company matches 50 cents for every dollar of employee contributions up to 5% of their annual compensation, subject to the limitations imposed by the Internal Revenue Code. Employees vest in employer contributions 25% per year, over 4 years. The Company may also make discretionary contributions depending on profitability. No discretionary contributions were made in 2004, 2005 or 2006. The Company incurred and charged to expense $1,468, $1,421 and $1,482 during 2004, 2005 and 2006, respectively, related to the Plan.

12.   Income Taxes

The (benefit) provision for income taxes shown in the consolidated statements of operations consists of the following:

	Year Ended December 31,
	2004	2005	2006
Current:
Federal	$(5,099)	$649	$1,055
State	732	9	680
Total current	(4,367)	658	1,735
Deferred:
Federal	(1,566)	10,321	9,715
State	(837)	2,471	1,023
Total deferred	(2,403)	12,792	10,738
Total (benefit) provision for income taxes	$(6,770)	$13,450	$12,473

Significant components of the Company’s net deferred tax assets (liabilities) at December 31 are as follows:

	2005	2006
Basis differences in equipment	$(87,601)	$(80,714)
Basis differences in intangible assets	(11,315)	(11,815)
Net operating losses	60,345	24,910
Accounts receivable	2,248	2,537
State income taxes	4,065	4,376
Accruals not currently deductible for income tax purposes	5,485	8,321
Basis differences associated with acquired investments	(6,097)	(6,372)
Other	(2,975)	63
Total deferred taxes	(35,845)	(58,694)
Valuation allowance	(18,113)	—
Net deferred taxes	$(53,958)	$(58,694)
Current deferred tax asset	$6,186	$20,199
Noncurrent deferred tax liability	(60,144)	(78,893)
Net deferred taxes	$(53,958)	$(58,694)

A reconciliation of the expected total (benefit) provision for income taxes, computed using the federal statutory rate on income (loss) is as follows:

	Year Ended December 31,
	2004	2005	2006
U.S. Federal tax (benefit) expense at statutory rates	$(3,119)	$11,086	$9,962
State income taxes, net of federal benefit	(68)	1,752	1,107
Performance based stock options	569	—	—
Minority interest expense	(830)	(601)	(726)
Earnings from unconsolidated investees	1,410	1,170	1,880
Tax settlement	(5,095)	—	—
Other	363	43	250
(Benefit) provision for income taxes	$(6,770)	$13,450	$12,473

As of December 31, 2006, the Company had net operating loss (“NOL”) carryforwards of approximately $ 67,229 and $ 19,053 for federal and state income tax purposes, respectively. These loss carryforwards will expire at various dates from 2007 through 2024. As of December 31, 2006, the Company also had alternative minimum tax credit carryforwards of $2,433 with no expiration date.

The Company maintained a valuation allowance to reduce certain deferred tax assets to amounts that are, in management’s estimation, more likely than not to be realized. In 2005, the allowance primarily related to the deferred tax assets established for federal NOL carryforwards from the acquisition of Mobile Technology, Inc. (“MTI”) in 1998 which are subject to limitation by tax law, as well as for certain state net operating loss carryforwards.

In 2006, the deferred tax asset related to the MTI NOL carryforwards was reduced to reflect an amount the Company believes it will realize in future periods. A corresponding reduction to the valuation allowance is reflected in the components of the Company’s net deferred tax assets and liabilities at December 31, 2006. As a result, the Company reversed to goodwill $3,346 of the valuation allowance related to MTI’s NOL carryforwards and removed $14,767 of NOL carryforwards and related valuation allowance.

During 2004, the Company recorded a higher than statutory income tax benefit primarily due to the reversal of income tax reserves of $5,095 primarily related to the favorable outcome of examinations of its 1998 and 1999 federal income tax returns and a favorable final IRS determination related to the tax treatment of an income item in a federal income tax return of one of its subsidiaries.

At December 31, 2006, $969 of tax contingency accruals were recorded as the Company feels it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated based on specific events.

13.   Related-Party Transactions

The Company recorded management fees payable to KKR of $650 in 2004, 2005 and 2006, and receives financial advisory services from KKR on an ongoing basis. At December 31, 2005 and 2006, the Company has accrued $163 related to these services.

Revenue from management agreements with unconsolidated equity investees was $11,508, $11,873 and $16,424 during 2004, 2005 and 2006, respectively.

14.   Investments in Unconsolidated Investees

The Company has direct ownership in four unconsolidated investees at December 31, 2006. The Company owns between 33.3 percent and 50 percent of these investees, and provides management services under agreements with three of these investees, expiring at various dates through 2023. As discussed in Note 3, in late December 2005 the Company purchased an additional equity interest in AO, a joint venture formed in 2004, which was an unconsolidated investee prior to purchase of the additional equity interest. AO was included in the total unconsolidated investee count of six at December 31, 2004. The Company’s earnings in unconsolidated investees for the years ended December 31, 2004 and December 31, 2005 include the Company’s percentage of AO’s earnings for these periods. At December 31, 2005 and 2006 the Company also has ownership in an unconsolidated investee of AO. AO owns 50% of this investee and provides management services under an agreement which expires in 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

Set forth below is certain financial data of these investees (amounts in thousands):

	December 31,
	2005	2006
Combined Balance Sheet Data:
Current assets	$11,232	$10,033
Noncurrent assets	31,958	26,182
Current liabilities	12,230	7,741
Noncurrent liabilities	12,779	11,822

	Years Ended December 31,
	2004	2005	2006
Combined Operating Results:
Revenues	$30,799	$34,709	$40,519
Expenses	22,061	25,332	30,754
Net income	8,738	9,377	9,765
Equity in earnings of unconsolidated investees	4,029	3,343	5,371

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

	Quarter Ended
	Mar. 31, 2005	Jun. 30, 2005	Sep. 30, 2005	Dec. 31, 2005
Revenues	$105,964	$108,434	$106,198	$110,192
Cost of revenues, excluding depreciation and amortization	53,936	53,892	55,901	62,565
Income before income taxes, minority interest expense and earnings from unconsolidated investees	9,995	9,956	8,055	3,668
Net income	$6,135	$6,155	$5,011	$2,548
Earnings per common share:
Basic	$0.12	$0.12	$0.10	$0.05
Diluted	$0.12	$0.12	$0.10	$0.05

	Quarter Ended
	Mar. 31, 2006	Jun. 30, 2006	Sep. 30, 2006	Dec. 31, 2006
Revenues	$115,343	$115,305	$113,468	$111,659
Cost of revenues, excluding depreciation and amortization	59,867	62,593	60,163	61,631
Income before income taxes, minority interest expense and earnings from unconsolidated investees	8,042	7,088	7,709	5,626
Net income	$5,068	$5,035	$4,895	$4,290
Earnings per common share:
Basic	$0.10	$0.10	$0.10	$0.09
Diluted	$0.10	$0.10	$0.10	$0.08

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

16.   Subsequent Events

On March 2, 2007, the Company entered into a $1,300 settlement with respect to a breach of contract action commenced in January 2006. In accordance with generally accepted accounting principles, the lawsuit settlement has been accrued in other accrued liabilities in the Company’s financial statements at December 31, 2006.

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. Deloitte & Touche LLP has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

Paul S. Viviano, Chairman of the Board and Chief Executive Officer
Howard K. Aihara, Chief Financial Officer

March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alliance Imaging, Inc.
Anaheim, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Alliance Imaging, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 16, 2007, expressed an unqualified opinion and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Costa Mesa, California
March 16, 2007

Item 9B.               Other Information

None

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

The information required by Item 10 of Form 10-K, other than that relating to identification of our executive officers, will be included in our 2007 definitive proxy statement and is incorporated herein by reference. The information required by Item 10 of Form 10-K relating to identification of our executive officers is incorporated by reference from Item 1 of this Form 10-K.

Item 11.                 Executive Compensation.

The information required by Item 11 of Form 10-K will be included in our 2007 definitive proxy statement and is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K with respect to security ownership of certain beneficial owners and management will be included in our 2007 definitive proxy statement and is incorporated herein by reference.

The information required by Item 12 of Form 10-K with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from Item 5 of Part II of this Form 10-K.

Item 13.                 Certain Relationships and Related Transactions.

The information required by Item 13 of Form 10-K will be included in our 2007 definitive proxy statement and is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K will be included in our 2007 definitive proxy statement and is incorporated herein by reference.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)           The following documents are filed as part of this Form 10-K:

1.                Financial Statements:

A listing of the Consolidated Financial Statements of Alliance Imaging, Inc., related notes and Report of Independent Registered Public Accounting Firm is set forth in Item 8 of this report on Form 10-K.

The consolidated balance sheets of Alliance-HNI L.L.C. and Subsidiaries as of December 31, 2006 and 2005, the Consolidated Statements of Operations and Comprehensive Income, Changes in Members’ Capital, and Cash Flows for each of the three years in the period ended December 31, 2006, related notes and the Report of Independent Registered Public Accounting Firm are set forth in Exhibit 99.1 to this Form 10-K.

2.                Financial Statement Schedules:

The following Financial Statement Schedule for the years ended December 31, 2006, 2005 and 2004 is set forth on page [    ] of this report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes for the year ended December 31, 2006.

3.                Index to Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Alliance.(3)
3.2	Amended and Restated By-laws of Alliance.(7)
4.1	Indenture dated as of April 10, 2001 by and between the Registrant and the Bank of New York with respect to $260 million aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2011.(1)
4.2	Credit Agreement dated as of November 2, 1999, as amended.(1)
4.3	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(3)
4.4	Second Amendment dated as of June 10, 2002 to Credit Agreement.(4)
4.5

Indenture dated as of December 29, 2004 by and between the Registrant and the Bank of New York with respect to $150 million aggregate principal amount of 7 1/4% Senior Subordinated Notes due 2012 and 7 1/4% Series B Senior Subordinated Notes due 2012.(6)

4.6	Supplemental Indenture dated as of December 14, 2004 by and between Registrant and the Bank of New York with respect to 10 3/8% Senior Subordinated Notes due 2011.(6)
4.7	Third Amendment dated as of December 29, 2004 to Credit Agreement.(6)
4.8	Fourth Amendment dated as of December 19, 2005 to Credit Agreement.(8)
10.1	The 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(11)
10.2	The Alliance 1997 Stock Option Plan, including form of option agreement used thereunder, as amended.(1)
10.3	The Three Rivers Holding Corp. 1997 Stock Option Plan, as amended.(1)
10.4	Alliance Directors’ Deferred Compensation Plan, as amended.(2)
10.5	Employment Agreement dated as of January 1, 2003 between Alliance and Paul S. Viviano.(5)
10.6	Agreement Not to Compete dated as of January 1, 2003 between Alliance and Paul S. Viviano.(5)
10.7	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(5)
10.8	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(5)
10.9	Form of Stockholder’s Agreement.(1)
10.10	Registration Rights Agreement dated as of November 2, 1999.(1)

10.11	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(1)
10.12	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(1)
10.13	Form of Indemnification Agreement.(2)
10.14	Amended and Restated Employment Agreement dated as of May 9, 2005 between Alliance and Paul S. Viviano.(7)
10.15	Agreement Not to Compete dated as of May 9, 2005 between Alliance and Paul S. Viviano.(7)
10.16	Employment Agreement dated as of May 9, 2005 between Alliance and Andrew P. Hayek(7)
10.17	Agreement Not to Compete dated as of May 9, 2005 between Alliance and Andrew P. Hayek(7)
10.18	Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara(9)
10.19	Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara.(9)
10.20	2006 Executive Incentive Plan†(10)
10.21	Summary of compensation award to Nicholas A. Poan(12)
10.22	Forms of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and Restated(15)
10.23	Form of Stock Bonus Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and Restated(15)
10.24	Summary of compensation award to Michael F. Frisch(13)
10.25	Summary of compensation award to Eli Glovinsky(15)
10.26	Schedule of Executive Officer Compensation(15)
10.27	Schedule of Non-Employee Director Compensation(15)
10.28

Underwriting Agreement, dated November 20, 2006, by and among Alliance Imaging, Inc., the selling stockholder named therein and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein(14)

21.1	List of subsidiaries.(15)
23.1	Consent of Independent Registered Public Accounting Firm.(15)
23.2	Consent of Independent Registered Public Accounting Firm.(15)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(15)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(15)

99.1

Alliance-HNI L.L.C. and Subsidiaries Consolidated Balance Sheets as of December 31, 2006 and 2005 and the Consolidated Statements of Operations and Comprehensive Income, Changes in Members’ Capital, and Cash Flows for each of the Three Years in the Period Ended December 31, 2006 and Report of Independent Registered Public Accounting Firm.(15)

(1)          Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-4, No. 333-60682, as amended.

(2)          Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1, No. 333-64322, as amended.

(3)          Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 001-16609).

(4)          Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-16609).

(5)          Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-16609).

(6)          Incorporated by reference to exhibits filed in response to Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 29, 2004 (File No. 001-16609).

(7)          Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-16609).

(8)          Incorporated by reference to exhibits filed in response to Item 9.01(d) , “Exhibits” of the Company’s Current Report on Form 8-K, dated December 22, 2005 (File No. 001-16609).

(9)          Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(1), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-16609).

(10)   Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 001-16609).

(11)   Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A relating to its 2006 Annual Meeting (File No. 001-16609).

(12)   Incorporated by reference to Item 1.01, of the Company’s Current Report on Form 8-K, dated October 17, 2006 (File No. 001-16609).

(13)   Incorporated by reference to Item 5.02(c) of the Company’s Current Report on Form 8-K, dated November 13, 2006 (File No. 001-16609)

(14)   Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, dated November 22, 2006 (File No. 001-16609)

(15)   Filed herewith

†                    Portions of this Exhibit have been redacted due to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE IMAGING, INC.
March 16, 2007	By:	/s/ PAUL S. VIVIANO
Paul S. Viviano,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March [    ], 2007.

Signature	Title
/s/ PAUL S. VIVIANO	Chairman of the Board and Chief Executive Officer
Paul S. Viviano	(Principal Executive Officer)
/s/ HOWARD K. AIHARA	Executive Vice President and Chief Financial Officer
Howard K. Aihara	(Principal Financial Officer)
/s/ NICHOLAS A. POAN	Senior Vice President and Corporate Controller
Nicholas A. Poan	(Principal Accounting Officer)
/s/ NEIL F. DIMICK	Director
Neil F. Dimick
/s/ ANTHONY B. HELFET	Director
Anthony B. Helfet
/s/ KENNETH W. FREEMAN	Director
Kenneth W. Freeman
/s/ MICHAEL W. MICHELSON	Director
Michael W. Michelson
/s/ JAMES C. MOMTAZEE	Director
James C. Momtazee
/s/ EDWARD L. SAMEK	Director
Edward L. Samek

ALLIANCE IMAGING, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions (Bad Debt Write-offs, net of Recoveries)	Balance at End of Period
Year ended December 31, 2006
Allowance for Doubtful Accounts	$5,858	$3,901	$(3,130)	$6,629
Year ended December 31, 2005
Allowance for Doubtful Accounts	$7,376	$2,638	$(4,156)	$5,858
Year ended December 31, 2004
Allowance for Doubtful Accounts	$8,376	$809	$(1,809)	$7,376