Form 10-Q
period 2007-03-31
ALLIANCE IMAGING INC /DE/
filed 2007-05-10
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2007:

Common Stock, $.01 par value, 50,221,262 shares

ALLIANCE  IMAGING,  INC.
FORM 10-Q
March 31, 2007
Index

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	December 31,	March 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$16,440	$30,581
Accounts receivable, net of allowance for doubtful accounts	51,569	54,044
Deferred income taxes	20,199	23,473
Prepaid expenses and other current assets	4,211	3,747
Other receivables	8,096	9,927
Total current assets	100,515	121,772
Equipment, at cost	769,967	771,743
Less accumulated depreciation	(425,790)	(424,675)
Equipment, net	344,177	347,068
Goodwill	150,069	150,069
Other intangible assets, net	35,782	34,572
Deferred financing costs, net	6,947	6,677
Other assets	27,036	17,887
Total assets	$664,526	$678,045
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,525	$14,174
Accrued compensation and related expenses	16,993	15,733
Accrued interest payable	4,320	6,977
Income taxes payable	637	—
Other accrued liabilities	32,331	32,645
Current portion of long-term debt	2,858	2,704
Total current liabilities	71,664	72,333
Long-term debt, net of current portion	373,026	371,863
Senior subordinated notes	153,541	153,541
Minority interests and other liabilities	4,376	5,675
Deferred income taxes	78,893	84,578
Total liabilities	681,500	687,890
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Common stock	499	501
Additional paid-in deficit	(7,070)	(5,345)
Accumulated comprehensive income	2,402	1,730
Accumulated deficit	(12,805)	(6,731)
Total stockholders’ deficit	(16,974)	(9,845)
Total liabilities and stockholders’ deficit	$664,526	$678,045

See accompanying notes.

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share amounts)

	Quarter Ended March 31,
	2006	2007
Revenues	$115,343	$109,406
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	59,867	56,177
Selling, general and administrative expenses	13,756	14,728
Severance and related costs	489	76
Depreciation expense	21,001	20,801
Amortization expense	1,244	1,210
Interest expense, net of interest income	10,216	9,402
Other (income) and expense, net	728	(320)
Total costs and expenses	107,301	102,074
Income before income taxes, minority interest expense and earnings from unconsolidated investees	8,042	7,332
Income tax expense	3,474	4,221
Minority interest expense	540	521
Earnings from unconsolidated investees	(1,040)	(3,484)
Net income	$5,068	$6,074
Comprehensive income, net of taxes:
Net income	$5,068	$6,074
Unrealized gain (loss) on hedging transactions, net of taxes	817	(672)
Comprehensive income	$5,885	$5,402
Earnings per common share:
Basic	$0.10	$0.12
Diluted	$0.10	$0.12
Weighted average number of shares of common stock and common stock equivalents:
Basic	49,608	49,955
Diluted	49,974	51,088

See accompanying notes.

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Quarter Ended March 31,
	2006	2007
Operating activities:
Net income	$5,068	$6,074
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	761	832
Share-based payment	715	898
Depreciation and amortization	22,245	22,011
Amortization of deferred financing costs	396	397
Distributions less than than equity in undistributed income of investees	(489)	(421)
Deferred income taxes	3,242	3,113
Excess tax benefit from share-based payment arrangements	—	(254)
Loss (gain) on sale of assets	728	(320)
Changes in operating assets and liabilities:
Accounts receivable	(5,439)	(3,307)
Prepaid expenses and other current assets	850	464
Other receivables	(2,003)	(1,831)
Other assets	(306)	(1,128)
Accounts payable	(9,718)	(4,228)
Accrued compensation and related expenses	121	(1,260)
Accrued interest payable	2,996	2,657
Income taxes payable	151	(637)
Other accrued liabilities	339	333
Minority interests and other liabilities	(168)	1,299
Net cash provided by operating activities	19,489	24,692
Investing activities:
Equipment purchases	(24,331)	(24,764)
Decrease in deposits on equipment	5,734	13,455
Proceeds from sale of assets	427	1,392
Net cash used in investing activities	(18,170)	(9,917)
Financing activities:
Principal payments on equipment debt	(1,129)	(855)
Proceeds from equipment debt	—	138
Principal payments on term loan facility	—	(600)
Principal payments on revolving loan facility	(12,500)	(7,000)
Proceeds from revolving loan facility	8,500	7,000
Payments of debt issuance costs	(137)	(127)
Proceeds from exercise of employee stock options	270	556
Excess tax benefit from share-based payment arrangements	—	254
Net cash used in financing activities	(4,996)	(634)
Net (decrease) increase in cash and cash equivalents	(3,677)	14,141
Cash and cash equivalents, beginning of period	13,421	16,440
Cash and cash equivalents, end of period	$9,744	$30,581
Supplemental disclosure of cash flow information:
Interest paid	$6,977	$6,587
Income taxes paid, net of refunds	128	937
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$4,442	$938
Capital lease obligations assumed for the purchase of equipment debt	1,839	—
Equipment debt transferred to unconsolidated investee	(2,379)	—
Comprehensive income from hedging transactions, net of taxes	817	(672)

See accompanying notes.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

(Dollars in thousands, except per share amounts)

1.   Basis of Presentation, Principles of Consolidation, and Use of Estimates

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2006.

Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all majority owned subsidiaries over which the Company exercises control. Intercompany transactions have been eliminated. We record minority interest expense related to our consolidated subsidiaries which are not owned. Investments in non-consolidated investees are accounted for under the equity method. At March 31, 2006 and 2007, the Company had $229 and $3,877, respectively, in accounts payable related to deposits on equipment.

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2.   Share-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123(R) (revised December 2004), “Share-Based Payment” (“SFAS 123(R)”), in the fiscal year beginning January 1, 2006, using the modified prospective application transition method. Under SFAS 123(R), the Company now records in its consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after January 1, 2006 under the provisions of SFAS 123(R) and (ii) compensation cost for the unvested portion of options granted prior to January 1, 2006 over their remaining vesting periods using the amounts previously measured under SFAS 123 for pro forma disclosure purposes.

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

Stock Option Plans and Awards

On November 2, 1999, in connection with a series of transactions contemplated by an Agreement and Plan of Merger between Viewer Acquisition Corp and the Company in November 1999, the Company adopted an employee stock option plan (the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 6,325,000 shares of the Company’s common stock became available for grant. As of March 31, 2007, a total of 548,740 shares are available for grant under the 1999 Equity Plan (excluding certain restricted stock awards granted during the first quarter of 2007, the effectiveness of which are conditioned on shareholder approval of an increase in the number of shares of common stock that may be issued under the 1999 Equity Plan at the Annual Meeting of Stockholders on May 30, 2007 (the “Annual Meeting”)). Options are granted with exercise prices equal to fair value of the Company’s common stock at the date of grant, except as noted below. All options have 10-year terms. A portion of the options vest in equal increments over five years and a portion vest after eight years (subject to acceleration if certain financial performance targets are achieved). The Company settles stock option exercises with newly issued shares of common stock.

The Company is using the Black-Scholes option pricing model to value the compensation expense associated with stock-based awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the table below. In addition, forfeitures are estimated when recognizing compensation expense, and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The Company records non-cash share-based compensation for stock options granted with exercise prices below the fair value of the Company’s common stock at the date of grant and for certain stock options subject to amended performance targets under the 1999 Equity Plan, as discussed below.

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Quarter Ended March 31,
	2006	2007
Risk free interest rate	4.55%	4.74%
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	56.7%	60.4%
Average expected life (in years)	6.69	6.61

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

In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company’s common stock, of which 35,000 options were outstanding at March 31, 2007. The exercise prices of these options and the fair value of the Company’s common stock on the grant date were $5.60 and $9.52 per share, respectively.

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

The following table summarizes the Company’s stock option activity:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding at December 31, 2006	4,094,325	$5.93
Granted	655,500	7.28
Exercised	(168,670)	3.28
Canceled	(378,075)	5.64
Outstanding at March 31, 2007	4,203,080	$6.27	7.43	$10,336
Vested and expected to vest in the future at March 31, 2007	3,657,973	$6.21	7.25	$9,217
Exercisable at March 31, 2007	1,613,998	$5.71	5.86	$4,877

The weighted average grant-date fair value of options granted during the quarters ended March 31, 2006 and 2007 was $2.58 per share and $4.57 per share, respectively. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2007 was $91 and $668, respectively. The total cash received from employees as a result of stock option exercises was $270 and $556 for the quarters ended March 31, 2006 and 2007, respectively.

The following table summarizes the Company’s unvested stock option activity:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2006	2,830,441	$3.54
Granted	655,500	4.57
Vested	(525,709)	3.69
Canceled	(371,150)	3.20
Unvested at March 31, 2007	2,589,082	$3.82

At March 31, 2007, the total unrecognized fair value compensation cost related to unvested stock options granted to both employees and non-employees was $6,005, which is expected to be recognized over a remaining weighted-average period of 3.63 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations. The total fair value of shares vested during the quarters ended March 31, 2006 and 2007 was $857, and $1,941, respectively.

Restricted Stock Awards

The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2007, the Company granted 625,000 restricted stock awards (“award”) to certain employees of the Company, effective January 1, 2007. These awards cliff vest after three years, provided that the employee remains continuously employed through the issuance date. The effectiveness of these awards is conditioned on shareholder approval of an increase in the number of shares of common stock that may be issued under the 1999 Equity Plan at the Annual Meeting. For the quarter ended March 31, 2007 the Company recorded non-cash share-based compensation expense related to these grants of $246.

The weighted average grant-date fair value of restricted stock granted during the quarter ended March 31, 2007 was $6.65 per share.

The following table summarizes the Company’s unvested restricted stock activity:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2006	—
Granted	625,000	$6.65
Vested	—
Canceled	—
Unvested at March 31, 2007	625,000	$6.65

At March 31, 2007, the total unrecognized fair value compensation cost related to restricted stock awards granted to employees was $2,784, which is expected to be recognized over a remaining weighted-average period of 2.68 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations.

Stock Bonus Award

During 2006 and 2007, the Company granted stock bonus awards (“award”) to certain employees of the Company. On the issuance date, the Company shall issue a number of shares of the Company’s common stock (“shares”), equal to the bonus award divided by the fair market value of the shares at that time, provided that the employee remains continuously employed through the issuance date. For the quarters ended March 31, 2006 and 2007 the Company recorded non-cash share based compensation expense related to these grants of $125 and $167, respectively.

At March 31, 2007, the total unrecognized fair value compensation cost related to the stock bonus awards granted to employees was $1,208, which is expected to be recognized over a remaining weighted-average period of 1.98 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations.

3.   Recent Accounting Pronouncements

Uncertainty in Income Taxes—In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” (“FASB 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material effect on the results of operations, financial condition or liquidity. See further discussion of FIN 48 at Note 8.

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

Fair Value Option for Financial Assets and Liabilities—In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS 159 and the impact on our consolidated financial position and results of operations. The Company will adopt SFAS 159 for the fiscal year beginning January 1, 2008.

4.   Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2006	$150,069
Additions to goodwill during the period	—
Balance at March 31, 2007	$150,069

Intangible assets consisted of the following:

	December 31, 2006			March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$51,063	$(22,909)	$28,154	$51,063	$(23,930)	$27,133
Other	7,175	(2,726)	4,449	6,905	(2,915)	3,990
Total amortizing intangible assets	$58,238	$(25,635)	$32,603	$57,968	$(26,845)	$31,123
Intangible assets not subject to amortization			$3,179			$3,449
Total other intangible assets			$35,782			$34,572

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

Amortization expense for intangible assets subject to amortization was $1,244 and $1,210 for the quarters ended March 31, 2006 and 2007, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.

Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2007	$4,680
2008	4,466
2009	4,145
2010	4,076
2011	3,934

5.   Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31,	March 31,
	2006	2007
Accrued systems rental and maintenance costs	$2,596	$2,107
Accrued site rental fees	1,507	1,642
Accrued property and sales taxes payable	12,055	12,561
Accrued self-insurance expense	6,915	7,120
Other accrued expenses	9,258	9,215
Total	$32,331	$32,645

6.   Long-Term Debt and Senior Subordinated Credit Facility

Long-term debt consisted of the following:

	December 31,	March 31,
	2006	2007
Term loan facility	$367,200	$366,600
Senior subordinated notes	153,541	153,541
Equipment debt	8,684	7,967
Long-term debt, including current portion	529,425	528,108
Less current portion	2,858	2,704
Long-term debt	$526,567	$525,404

In April 2007, the Company entered into a fifth amendment to its Credit Agreement which granted consent to the sale of a significant interest in the Company. See Note 11 for further information regarding this transaction.

7.   Derivatives

In the second quarter of 2004, the Company entered into interest rate swap agreements, with notional amounts of $56,813, $46,813 and $48,438 to hedge the future cash interest payments associated with a portion of the Company’s variable rate bank debt. These agreements are three years in length and mature in the second and fourth quarters of 2007. As of March 31, 2006 and 2007, the fair value of the Company’s interest rate swap agreements was an accumulated income of $3,266 and $1,055, respectively. Under these arrangements, the Company receives three-month London Interbank Offered Rate (“LIBOR”) and pays a fixed rate of 3.15%, 3.89% and 3.69%, respectively. The net effect of the hedges is to record interest expense at fixed rates of 5.65%, 6.39% and 6.19%, respectively, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the quarter ended March 31, 2006 the Company paid a net settlement amount of $306. For the quarter ended March 31, 2007, the Company received a net settlement amount of $704. The Company has designated these swaps as cash flow hedges of variable future cash flows associated with its long-term debt. For the quarters ended March 31, 2006 and 2007, the Company recognized comprehensive income, net of tax, of $265 and comprehensive loss, net of tax of $403, respectively, based on the change in fair value of these instruments. The Company will continue to record subsequent changes in the fair value of the swaps through comprehensive income during the period these instruments are designated as hedges.

In the first quarter of 2005, the Company entered into multiple interest rate collar agreements for its variable rate bank debt. The total underlying notional amount of the debt was $178,000. Under these arrangements the Company has purchased a cap on the interest rate of 4.00% and has sold a floor of 2.25%. The Company paid a net purchase price of $1,462 for these collars. These agreements are two and three years in length and mature at various dates between January 2007 and January 2008. As of March 31, 2006 and 2007, the fair value of the Company’s interest rate collar agreements was an accumulated income of $3,446 and $1,810, respectively. For the quarters ended March 31, 2006 and 2007, the Company received a net settlement amount of $68 and $629, respectively. The Company has designated these collars as cash flow hedges of variable future cash flows associated with its long-term debt. For the quarters ended March 31, 2006 and 2007 the Company recognized a comprehensive gain, net of tax, of $552 and a comprehensive loss, net of tax, of $269, respectively, based on the change in fair value of these instruments. The Company will record subsequent changes in the fair value of the collars through comprehensive income during the period these instruments are designated as hedges.

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

8.   Income Taxes

For the quarter ended March 31, 2006 and 2007, the Company recorded a provision for income taxes of $3,474 and $4,221, or 40.7% and 41.0% of the Company’s pretax income, respectively. The Company’s effective tax rates were higher than the federal statutory rates primarily as a result of state income taxes.

FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material effect on the results of operations, financial condition or liquidity.

As of January 1, 2007, the Company has recorded a liability for $1,495 of unrecognized tax benefits related to various federal and state income tax matters. This entire amount would reduce the Company’s effective income tax rate if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company had approximately $176 in accrued interest and penalties which is included as a component of the $1,495 unrecognized tax benefit noted above. The liability for the payment of interest and penalties did not materially change as of March 31, 2007.

Alliance Imaging, Inc. and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2002 through 2006. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

9.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended March 31,
	2006	2007
Numerator:
Net income	$5,068	$6,074
Denominator:
Denominator for basic earnings per share—weighted-average shares	49,608	49,955
Effect of dilutive securities:
Employee stock options	366	1,133
Denominator for diluted earnings per share—adjusted weighted-average shares	49,974	51,088
Earnings per common share:
Basic	$0.10	$0.12
Diluted	$0.10	$0.12
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	1,130	1,030
Average exercise price per share that exceeds average market price of common stock	$11.76	$9.91

10.   Commitments and Contingencies

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At March 31, 2007 the Company has determined that no liability is necessary related to these guarantees and indemnities.

The Company guarantees a portion of a loan on behalf of an unconsolidated investee under an agreement executed prior to 2002. The maximum potential future payment under this financial guarantee is $99 at March 31, 2007. The Company has not recorded an obligation for this guarantee.

On May 5, 2005, Alliance Imaging, Inc. was served with a complaint filed in Alameda County Superior Court alleging wage and hour claims on behalf of a putative class of approximately 400 former and current California employees of the Company. On August 19, 2005, the plaintiffs filed an amended complaint, which the Company answered on September 23, 2005. In this suit, captioned Linda S. Jones, et al. v. Alliance Imaging, Inc., et al., the plaintiffs alleged violations of California’s wage, meal period, and break time laws and regulations. Plaintiffs sought recovery of unspecified economic damages, statutory penalties, attorneys’ fees, and costs of suit. The parties are currently taking discovery to develop facts relevant to the named plaintiffs’ expected motion for certification of one or more classes. On or about March 10, 2006, plaintiffs filed a second amended complaint adding a cause of action for conversion and a plea for punitive damages. The Company filed a demurrer seeking to strike the new claim and plea. On July 19, 2006, the Company and the Plaintiffs entered into a tentative settlement of the Class Action Complaint pursuant to which the Company agreed to pay $2,500 in exchange for dismissal with prejudice of all claims brought on behalf of the putative class under the Class Action Complaint. On September 8, 2006, the settlement was preliminarily approved by the court and a conditional class was certified for purposes of seeking class approval of the settlement. On October 2, 2006, notice was mailed to the conditional class members outlining the terms of the settlement and providing all class members with an opportunity to opt out of the settlement prior to the final approval hearing scheduled for November 27, 2006. Two putative class members opted out of the class, and there were no objections submitted. The final approval hearing was held on November 27, 2006 as scheduled, and the Court granted final approval of the settlement. The settlement amount was distributed by the class settlement administrator on February 16, 2007. The case will be dismissed upon the parties’ compliance with the settlement agreement. The Court scheduled a hearing for a final accounting of the settlement distribution on June 25, 2007.

The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

11.   Related-Party Transactions

The Company recorded management fees payable to Kohlberg Kravis Roberts & Co (“KKR”) of $163 for the quarters ended March 31, 2006 and 2007. At March 31, 2006 and 2007, the Company has accrued $163 related to these services. The Company will pay $30 for financial advisory services from KKR through April 16, 2007. KKR will no longer provide financial advisory services after April 16, 2007.

On April 16, 2007, funds managed by Oaktree Capital Management, LLC (“Oaktree”) and MTS Health Investors, LLC (“MTS”) purchased approximately 24,829,005 shares of the Company’s common stock from a fund managed by an affiliate of KKR. Upon completion of the transaction, funds managed by Oaktree and MTS owned in the aggregate approximately 49.4% and KKR owned less than 3% of the outstanding shares of common stock of the Company.

Revenue from management agreements with unconsolidated equity investees was $4,356 and $3,955 for the quarters ended March 31, 2006 and 2007, respectively.

12.   Investments in Unconsolidated Investees

The Company has direct ownership in four unconsolidated investees at March 31, 2007. The Company owns between 33.3 percent and 50 percent of these investees, expiring at various dates through 2023. At March 31, 2007 the Company also has ownership in an unconsolidated investee of Alliance Oncology (“AO”), a consolidated joint venture of the Company. AO owns 50% of this investee and provides management services under an agreement which expires in 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

Set forth below is certain financial data of these investees (amounts in thousands):

	December 31,	March 31,
	2006	2007
Combined Balance Sheet Data:
Current assets	$10,033	$10,929
Noncurrent assets	26,182	24,834
Current liabilites	7,741	7,795
Noncurrent liabilites	11,822	10,467

	Quarters Ended March 31,
	2006	2007
Combined Operating Results:
Revenues	$10,281	$9,157
Expenses	7,999	6,178
Net income	2,283	2,979
Equity in earnings of unconsolidated investees	1,040	3,484

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading national provider of shared-service and fixed-site diagnostic imaging and therapeutic services, based upon annual revenue and number of diagnostic imaging systems deployed. Our principal sources of revenue are derived from magnetic resonance imaging (MRI) and positron emission tomography and positron emission tomography/computed tomography (PET and PET/CT). We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared and full-time service basis. We also provide services through a growing number of fixed sites primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which includes only the use of our imaging systems under a short-term contract. For the quarter ended March 31, 2007, MRI services and PET and PET/CT services generated 60% and 31% of our revenue, respectively. The remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (CT), and management contract revenue. We had 494 diagnostic imaging systems, including 326 MRI systems and 77 PET or PET/CT systems and served over 1,000 clients in 43 states at March 31, 2007. Of these 494 diagnostic imaging systems, 72 were located in fixed-sites, which constitutes systems installed in hospitals or other buildings on hospital campuses, including modular buildings, systems installed inside medical groups’ offices, or medical buildings, and free-standing fixed-sites, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space. Of these 72 fixed-sites, 61 were MRI fixed sites, four were PET or PET/CT fixed-sites and seven were other modality fixed sites.

Approximately 90% of our revenues for the quarter ended March 31, 2007 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients’ receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

Approximately 10% of our revenues for the quarter ended March 31, 2007 were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenue. Our revenue from these sites is generated from direct billings to patients or their third-party payors, including Medicare, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

Fixed sites can be structured as either wholesale or retail arrangements. Revenues from these fixed-sites are included in our wholesale or retail revenues, as applicable.

On February 8, 2006, the Deficit Reduction Act of 2005 (“DRA”) was signed into law by President George W. Bush. The DRA imposes caps on Medicare payment rates for certain imaging services, including MRI and PET, furnished in physician’s offices and other non-hospital based settings. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change applies to services furnished on or after January 1, 2007. The limitation is applicable to the technical components of the services only, which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule. The technical reimbursement under the Physician Fee Schedule generally allows for higher reimbursement than under the hospital outpatient prospective payment system, or HOPPS. The implementation of this reimbursement reduction contained in the DRA will have a significant effect on our financial condition and results of operations in 2007.

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

For full year 2006, we estimate that approximately 5.6% of our revenue was billed directly to the Medicare program. If the DRA had been in effect for full year 2006, we estimate the reduction in Medicare revenue due to the DRA reimbursement rate decrease would have reduced revenue by approximately $9.7 million. Additionally, the PET and PET/CT Medicare HOPPS reduction would have reduced revenue by approximately $2.8 million. Combined, the DRA and PET and PET/CT Medicare HOPPS rate reductions would have negatively impacted our 2006 revenue and will negatively impact our 2007 revenue by a total of $12.5 million and $14 million, respectively. We expect that the entire 2007 revenue decrease will directly negatively affect revenue and earnings.

As a result of the 2007 reductions in Medicare reimbursement rates resulting from the implementation of the DRA and revised PET and PET/CT reimbursements under HOPPS, the Company may face increased PET and PET/CT wholesale pricing pressure.

In addition, the DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts. The DRA mandates payment at 100% of the technical component of the higher-priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session. Initially, CMS announced that it would phase in this reimbursement reduction over a two-year period, resulting in a 25% reduction for each additional imaging procedure on contiguous body parts in 2006 and an additional 25% reduction in 2007. On November 1, 2006, however, CMS announced that it would not implement the additional 25% reduction in 2007. The implementation of this reimbursement reduction did not have a material impact on our consolidated financial position or results of operations for the year ended December 31, 2006 or the first quarter of 2007. We continue to believe that the implementation of this reimbursement reduction will not have a material impact on our consolidated financial position or results of operations in the future.

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

In 2006 and 2007, the growth rate of MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, a growing number of medical groups adding imaging capacity within their practice setting, the increasing trend of third-party payors intensifying their utilization management efforts to control MRI scan volume growth rate and additional patient-related cost-sharing programs. We expect that this trend will continue throughout 2007.

In recent years, we began to see an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers, or OEM’s, selling systems directly to certain of our clients. Typically, OEM’s target our higher scan volume clients. This increase in activity by OEM’s has resulted in overcapacity of systems in the marketplace, especially related to medical groups adding imaging capacity within their practice setting. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace these higher volume scan clients typically with lower volume clients. In the first quarter of 2007, our MRI revenues declined compared to 2006 levels and we believe that MRI revenues will continue to decline in future years.

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

Results of Operations

The following table shows our consolidated statements of income as a percentage of revenues for each of the quarters ended March 31:

	2006	2007
Revenues	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	51.9	51.3
Selling, general and administrative expenses	11.9	13.5
Severance and related costs	0.4	0.1
Depreciation expense	18.2	19.0
Amortization expense	1.1	1.1
Interest expense, net of interest income	8.9	8.6
Other (income) and expense, net	0.6	(0.3)
Total costs and expenses	93.0	93.3
Income before income taxes, minority interest expense and earnings from unconsolidated investees	7.0	6.7
Income tax expense	3.0	3.9
Minority interest expense	0.5	0.5
Earnings from unconsolidated investees	(0.9)	(3.2)
Net income	4.4%	5.5%

The table below provides MRI statistical information for each of the quarters ended March 31:

	2006	2007
MRI statistics
Average number of total systems	328.1	310.6
Average number of scan-based systems	279.7	256.6
Scans per system per day (scan-based systems)	9.36	9.12
Total number of scan-based MRI scans	182,422	162,800
Price per scan	$358.60	$360.69

The table below provides PET and PET/CT statistical information for each of the quarters ended March 31:

	2006	2007
PET and PET/CT statistics
Average number of systems	67.1	69.9
Scans per system per day	5.82	6.29
Total number of PET and PET/CT scans	24,464	27,713
Price per scan	$1,312	$1,221

Following are the components of revenue (in millions):

	2006	2007
Total MRI revenue	$71.9	$65.5
PET and PET/CT revenue	32.3	34.2
Other modalities and other revenue	11.1	9.7
Total	$115.3	$109.4

	2006	2007
Total fixed-revenue (in millions) for each of the quarters ended March 31:	$17.8	$18.1

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

Revenue decreased $5.9 million, or 5.1%, to $109.4 million in the first quarter of 2007 compared to $115.3 million in the first quarter of 2006 primarily due to a decrease in MRI revenue and other modalities and other revenue, offset by an increase in PET and PET/CT revenues. Scan-based MRI revenue decreased $6.7 million in the first quarter of 2007, or 10.2%, compared to the first quarter of 2006, from $65.4 million in the first quarter of 2006 to $58.7 million in the first quarter of 2007. This decrease is primarily a result of a 10.8% decrease in our scan-based MRI scan volume. Scan-based MRI scan volume decreased to 162,800 scans in the first quarter of 2007 from 182,422 scans in the first quarter of 2006, primarily due to a decrease in the average number of scan-based systems in service due to lower client demand. Scan-based systems in service decreased to 256.6 systems in the first quarter of 2007 from 279.7 systems in the first quarter of 2006 to adjust to modestly declining scan volumes and to increase the efficiency of our mobile MRI systems. Average scans per system per day also decreased by 2.6% to 9.12 in first quarter of 2007 from 9.36 in first quarter of 2006. These decreases were partially offset by a 0.6% increase in the average price per MRI scan to $360.69 per scan in first quarter of 2007 compared to $358.60 per scan in first quarter of 2006 and an increase in non-scan based MRI revenue of $0.3 million in the first quarter of 2007 over the same period in 2006. Other modalities and other revenue decreased $1.4 million, or 12.3%, to $9.7 million in the first quarter of 2007 compared to $11.1 million in the first quarter of 2006 primarily due to a decrease in other fixed-site modality revenue, primarily related to the Company’s decision to close 11 unprofitable fixed-sites, a decrease in management contract revenue from our management agreements and a decrease in reimbursement of expenses from unconsolidated investees. PET and PET/CT revenue in the first quarter of 2007 increased $1.9 million, or 5.7%, compared to the first quarter of 2006. Total PET and PET/CT scan volumes increased 13.3% to 27,713 scans in the first quarter of 2007 from 24,464 scans in the first quarter of 2006, primarily as a result of growth in our core PET business. The average number of PET and PET/CT systems in service increased to 69.9 systems in the first quarter of 2007 from 67.1 systems in the first quarter of 2006. Scans per system per day increased 8.1%, to 6.29 scans per system per day in the first quarter of 2007 from 5.82 scans per system per day in the first quarter of 2006. These PET and PET/CT increases were partially offset by a 6.9% decline in the average price per PET and PET/CT scan, to $1,221 per scan in the first quarter of 2007 compared to $1,312 per scan in the first quarter of 2006. The decline in PET and PET/CT average price per scan is primarily due to the impact of the DRA and HOPPS reimbursement rate reductions which became effective January 1, 2007.

We had 326 MRI systems at March 31, 2007 compared to 345 MRI systems at March 31, 2006. We had 77 PET and PET/CT systems at March 31, 2007 compared to 74 PET and PET/CT systems at March 31, 2006. We operated 72 fixed sites at March 31, 2007, compared to 73 fixed sites at March 31, 2006.

Cost of revenues, excluding depreciation and amortization, decreased $3.7 million, or 6.2%, to $56.2 million in the first quarter of 2007 compared to $59.9 million in the first quarter of 2006. Compensation and related employee expenses decreased $1.8 million, or 6.3%, primarily as a result of labor efficiencies and a lower average headcount of MRI technologists as a result of a decrease in the average number of MRI systems in use. Outside medical services decreased $0.7 million, or 26.6%, primarily as a result of a decrease in radiologist service costs associated with lower MRI scan volume and lower scans per system per day. Equipment rental expense decreased $0.6 million, or 39.0%, primarily due to a lower number of rental systems in use to support current clients as a result of improved route efficiency. Medical supplies decreased $0.5 million, or 8.0%, primarily as a result of a decrease in film costs related to lower MRI scan volume. Radiopharmaceutical costs, which are used as a component of a PET and PET/CT scan, also decreased due to sourcing discounts, partially offset by an increase in radiopharmaceutical costs due to an increase in the number of PET and PET/CT scans. Management contract expenses decreased $0.3 million, or 10.7%, primarily as a result of a decrease in expenses incurred on behalf of unconsolidated investees. Fuel expenses decreased $0.2 million, or 15.0%, primarily due to improved route efficiency. Maintenance and related costs increased $0.9 million, or 8.2%, primarily due to an increase in the number of PET/CT systems in service, which have a higher average service cost per system than MRI systems, offset by a decrease in cryogen expense as a result of a decrease in the number of MRI systems in service. All other cost of revenues, excluding depreciation and amortization, decreased $0.5 million, or 8.8%. Cost of revenues, as a percentage of revenue, decreased to 51.3% in the first quarter of 2007 from 51.9% in the first quarter of 2006 as a result of the factors described above.

Selling, general and administrative expenses increased $1.0 million, or 7.1%, to $14.7 million in the first quarter of 2007 compared to $13.7 million in the first quarter of 2006. Professional services increased $1.0 million, or 71.7%, due to an increase in legal costs and consulting services. Non-cash share-based compensation increased $0.2 million in the first quarter of 2007 from the first quarter of 2006 due to new share-based payment grants during the first quarter of 2007. All other selling, general and administrative expenses decreased $0.2 million, or 1.4%. Selling, general and administrative expenses as a percentage of revenue were 13.5% and 11.9% in the first quarter of 2007.

We recorded severance and related costs of $0.1 million in the first quarter of 2007 and $0.5 million in the first quarter of 2006 primarily for severance costs associated with reductions-in-force due to our consolidation of five geographic regions to four geographic regions in the first quarter of 2006.

Depreciation expense decreased $0.2 million, or 1.0%, to $20.8 million in the first quarter of 2007 compared to $21.0 million in the first quarter of 2006.

Amortization expense was $1.2 million in both the first quarter of 2007 and the first quarter of 2006.

Interest expense, net, decreased $0.8 million, or 8.0%, to $9.4 million in the first quarter of 2007 compared to $10.2 million in the first quarter of 2006. This decrease is due to higher average debt balances during 2006 as a result of the pay down of debt in the second half of 2006. These decreases were partially offset by higher average interest rates in the first quarter of 2007 on our variable rate term loans. The increase in interest rates on our variable rate term loans was partially offset by the execution of various interest rate swap and collar agreements in 2004 and 2005 to hedge against future interest rate increases on most of our variable rate term loans.

Income tax expense was $4.2 million and $3.5 million in the first quarter of 2007 and 2006, respectively, resulting in effective tax rates of 41.0% and 40.7% in the first quarter of 2007 and 2006, respectively. Our effective tax rates were higher than the federal statutory rates principally as a result of state income taxes.

Minority interest expense was $0.5 million in the first quarter of 2007 and 2006.

Earnings from unconsolidated investees increased by $2.4 million, or 235.1%, to $3.5 million in the first quarter of 2007 compared to $1.0 million in the first quarter of 2006, primarily due to a $2.0 million gain on sale from a sale/leaseback transaction in one of the Company’s unconsolidated investees as well as an increase in earnings of unconsolidated investees.

Our net income was $6.1 million, or $0.12 per share on a diluted basis, in the first quarter of 2007 compared to $5.1 million, or $0.10 per share on a diluted basis, in the first quarter of 2006.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $24.7 million and $19.5 million of cash flow from operating activities in the first quarters of 2007 and 2006, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET and other diagnostic imaging services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts increased by $0.1 million in the first quarter of 2007 compared to the first quarter of 2006. Our number of days of revenue outstanding for our accounts receivable was 49 days and 46 days as of March 31, 2007 and 2006, which we believe is among the more favorable in the healthcare service industry. In addition, as of March 31, 2007, we had $64.1 million of available borrowings under our revolving line of credit.

Our primary use of capital resources is to fund capital expenditures. We used cash of $9.9 million and $18.2 million for investing activities in the quarters ended March 31, 2007 and 2006, respectively. We incur capital expenditures for the purposes of:

•       purchasing new systems;

•       replacing less advanced systems with new systems;

•       providing upgrades of our MRI and PET and PET/CT systems and upgrading our corporate infrastructure for future growth.

Capital expenditures totaled $24.8 million and $24.3 million in the quarters ended March 31, 2007 and 2006, respectively. During the first quarter of 2007, we purchased 7 MRI systems, 7 PET/CT systems and 3 CT systems. We traded-in or sold 1 MRI system and 3 PET systems for the quarter ended March 31, 2007. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2007 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. Based upon the client demand described above, which dictates the type of equipment purchased, we expect capital expenditures to total approximately $75 to $85 million in 2007.

We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving loan facility, will be sufficient over the next one to two years to fund anticipated capital expenditures and make required payments of principal and interest on our debt.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” (“FASB 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The impact of our reassessment of tax positions in accordance with FIN 48 did not have a material effect on our results of operations, financial condition or liquidity.

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

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly in the section entitled “Liquidity and Capital Resources”, and elsewhere in this quarterly report on Form 10-Q, are “forward-looking statements,” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as results of operations and financial condition, capital expenditures, the consummation of acquisitions and financing transactions and the effect of such transactions on our business and our plans and objectives for future operations and expansion are examples of forward-looking statements. In some cases you can identify these statements by forward-looking words like “may”, “will”, “should”, “expect”, “anticipate”, “believe”, “estimate” “predict”, “continue” or similar words. These forward-looking statements are subject to risks and uncertainties which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. These risks and uncertainties include factors affecting our leverage, including fluctuations in interest rates, the risk that the counter-parties to our interest rate swap agreements fail to satisfy their obligations under these agreements, our ability to incur financing, the effect of operating and financial restrictions in our debt instruments, the accuracy of our estimates regarding our capital requirements, the effect of intense levels of competition in our industry, changes in the rates or methods of third party reimbursements for diagnostic imaging services, changes in the healthcare regulatory environment, our ability to keep pace with technological developments within our industry, and other risks and uncertainties, including those enumerated and described under “Risk Factors” in our Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 2006. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by us.

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

During 2004 we entered into swap agreements which have notional amounts of $56.8 million, $46.8 million and $48.4 million at March 31, 2007. Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%, 3.89%, and 3.69%, respectively. The net effect of the hedges is to record interest expense at fixed rates of 5.65%, 6.39% and 6.19% respectively, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the quarter ended March 31, 2007, we received a net settlement amount of $0.7 million. For the quarter ended March 31, 2006 we paid a net settlement amount of $0.3 million. The swap agreements mature during the second and fourth quarters of 2007.

During 2005 we entered into multiple interest rate collar agreements which have a notional amount of $178.0 million. Under the terms of these agreements, we have purchased a cap on the interest rate of 4.00% and have sold a floor of 2.25%. For the quarters ended March 31, 2007 and 2006 we received a net settlement amount of $0.6 million and $0.1 million, respectively, on these collar agreements. The collar agreements mature at various dates between January 2007 and January 2008.

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

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

On May 5, 2005, Alliance Imaging, Inc. was served with a complaint filed in Alameda County Superior Court alleging wage and hour claims on behalf of a putative class of approximately 400 former and current California employees of our company. On August 19, 2005, the plaintiffs filed an amended complaint, which we answered on September 23, 2005. In this suit, captioned Linda S. Jones, et al. v. Alliance Imaging, Inc., et al., the plaintiffs alleged violations of California’s wage, meal period, and break time laws and regulations. Plaintiffs sought recovery of unspecified economic damages, statutory penalties, attorneys’ fees, and costs of suit. On or about March 10, 2006, plaintiffs filed a second amended complaint (later further amended by a third amended complaint) adding a cause of action for conversion and a plea for punitive damages. We filed a demurrer and motion to strike seeking to dismiss the new claim and plea. On July 19, 2006, we and the Plaintiffs entered into a tentative settlement of the class action complaint pursuant to which we agreed to pay $2.5 million in exchange for a dismissal with prejudice of all claims brought on behalf of the putative class under the class action complaint. On September 8, 2006, the settlement was preliminarily approved by the court and a conditional class was certified for purposes of seeking class approval of the settlement. On October 2, 2006, notice was mailed to the conditional class members outlining the terms of the settlement and providing all class members with an opportunity to opt out of the settlement prior to the final approval hearing scheduled for November 27, 2006. Two putative class members opted out of the class, and there were no objections submitted. The final approval hearing was held on November 27, 2006 as scheduled, and the Court granted final approval of the settlement. The settlement amount was distributed by the class settlement administrator on February 16, 2007. The case will be dismissed upon the parties’ compliance with the settlement agreement. The Court scheduled a hearing for a final accounting of the settlement distribution on June 25, 2007.

From time to time, we are involved in routine litigation incidental to the conduct of our business. We believe that none of this litigation pending against us will have a material adverse effect on our business.

ITEM 1A.        RISK FACTORS

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, a description of certain risks and uncertainties that could affect our business, future performance or financial condition. Among these risk factors are risk factors entitled:

•       “Loss of key executives and failure to attract qualified managers and sales persons could limit our growth and negatively impact our operations”; and

•       “We are controlled by a single stockholder who will be able to exert significant influence over matters requiring stockholder approval, including change of control transactions”.

These two risk factors are amended and superseded by the risk factors set forth below. The other risk factors disclosed in our Form 10-K shall remain in full force and affect.

Loss of key executives and failure to attract qualified managers and sales persons could limit our growth and negatively impact our operations.

We depend upon our management team to a substantial extent. In particular, we depend upon Mr. Viviano, our Chief Executive Officer and the Chairman of our Board of Directors for his skills, experience and knowledge of our company and industry contacts. Effective April 16, 2007, Mr. Viviano entered into an amendment to his employment agreement which extends its term to April 16, 2010, subject to automatic extensions on a quarterly basis after the initial term has been completed. Mr. Viviano can prevent a quarterly extension by giving notice of a desire to modify or terminate the agreement at least thirty days prior to the quarterly extension date. In addition, we do not have key employee insurance policies covering any of our management team. The loss of Mr. Viviano or other members of our management team could have a material adverse effect on our business, results of operations or financial condition.

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

Two of our stockholders and their affiliates beneficially own almost half of our outstanding shares of common stock and have the contractual right to designate members of our board of directors and board committees, and will therefore be able to exert significant influence over us, including with respect to change of control transactions.

On April 16, 2007, OCM Principal Opportunities Fund IV, L.P., MTS Health Investors II, L.P., and affiliated funds, which we refer to as the Oaktree Parties, acquired approximately 49% of our outstanding shares of common stock from a fund controlled by an affiliate of Kohlberg Kravis Roberts & Co., L.P. Following the acquisition, the Oaktree Parties beneficially own approximately 49.4% of our outstanding shares of common stock. In connection with the acquisition, the Oaktree Parties obtained the right to designate three of the seven members of our board of directors, two of the four members of our Compensation Committee (including the chairperson), two of the four members of our Nominating and Corporate Governance Committee, and one of the three members of our Finance Committee.

As a result of the arrangements described above, the Oaktree Parties have the ability to exert significant influence of our management and operations, as well as matters requiring stockholder approval, including approving mergers, consolidations or sales of all or substantially all of our assets. This concentration of ownership may also delay or prevent a change of control of our company or reduce the price investors might be willing to pay for our common stock. The interests of the Oaktree Parties may conflict with the interests of other holders of our common stock.

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

4.6	Supplemental Indenture dated as of December 14, 2004 by and between Registrant and the Bank of New York with respect to 10 3/8% Senior Subordinated Notes due 2011.(6)
4.7	Third Amendment dated as of December 29, 2004 to Credit Agreement.(6)
4.8	Fourth Amendment dated as of December 19, 2005 to Credit Agreement.(8)
4.9	Fifth Amendment dated as of April 16, 2007 to Credit Agreement.(17)
10.1	The 1999 Equity Plan for Employees of Alliance and Subsidiaries.(11)
10.2	Forms of option agreements under the 1999 Equity Plan for Employees of Alliance and Subsidiaries.(1)
10.3	Alliance Directors’ Deferred Compensation Plan, as amended.(2)
10.4	Employment Agreement dated as of January 1, 2003 between Alliance and Paul S. Viviano.(5)
10.5	Agreement Not to Compete dated as of January 1, 2003 between Alliance and Paul S. Viviano.(5)
10.6	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(5)
10.7	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(5)
10.8	Form of Stockholder’s Agreement.(1)
10.9	Registration Rights Agreement dated as of November 2, 1999.(1)
10.10	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(1)
10.11	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(1)
10.12	Form of Indemnification Agreement.(2)
10.13	Amended and Restated Employment Agreement dated as of May 9, 2005 between Alliance and Paul S. Vivano.(7)
10.14	Agreement Not to Compete dated as of May 9, 2005 between Alliance and Paul S. Vivano.(7)
10.15	Employment Agreement dated as of May 9, 2005 between Alliance and Andrew P. Hayek.(7)
10.16	Agreement Not to Compete dated as of May 9, 2005 between Alliance and Andrew P. Hayek.(7)
10.17	Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara.(9)
10.18	Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara.(9)
10.19	2006 Executive Incentive Plan †(10)
10.20	Summary of compensation award to Nicholas A. Poan(12)
10.21	Forms of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and Restated(15)

10.22	Form of Stock Bonus Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and Restated(15)
10.23	Summary of compensation award to Michael F. Frisch(13)
10.24	Summary of compensation award to Eli Glovinsky(15)
10.25	Schedule of Executive Officer Compensation(15)
10.26	Schedule of Non-Employee Director Compensation(15)
10.27

Underwriting Agreement, dated November 20, 2006, by and among Alliance Imaging, Inc., the selling stockholder named therein and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein(14)

10.28	Governance and Standstill Agreement, dated as of March 16, 2007, among Alliance Imaging, Inc., OCM Principal Opportunities Fund IV, LP., and MTS Health Investors II, L.P.(16)
10.29	Form of Executive Severance Agreement(16)
10.30	Assignment, dated as of April 16, 2007, to Registration Rights Agreement, dated as of November 2, 1999.(17)
10.31	Amendment No. 2 to Management Agreement, dated as of April 16, 2007, between Alliance and Kohlberg, Kravis Roberts & Co., LLP.(17)
10.32	Amendment of Employment Agreement, dated as of April 16, 2007, between Paul S. Viviano and Alliance Imaging, Inc.(17)
10.33	Amendment of Employment Agreement, dated as of April 16, 2007, between Howard K. Aihara and Alliance Imaging, Inc.(17)
21.1	List of subsidiaries.(15)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(18)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(18)

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

(12) Incorporated by reference to Item 1.01, of the Company’s Current Report on Form 8-K, dated October 17, 2006 (File No. 001-16609).

(13) Incorporated by reference to Item 5.02(c) of the Company’s Current Report on Form 8-K, dated November 13, 2006 (File No. 001-16609)

(14) Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, dated November 22, 2006 (File No. 001-16609)

(15) Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-16609).

(16) Incorporated by reference to Item 9.01(d), “Exhibits”, of the Company’s Current Report on Form 8-K, dated March 16, 2007 (File No. 001-16609)

(17) Incorporated by reference to Item 9.01(d), “Exhibits”, of the Company’s Current Report on Form 8-K, dated April 16, 2007 (File No. 001-16609)

(18) Filed herewith

† Portions of this Exhibit have been redacted due to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE, IMAGING, INC.
May 10, 2007	By:	/s/ PAUL S. VIVIANO
Paul S. Viviano
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
May 10, 2007	By:	/s/ HOWARD K. AIHARA
Howard K. Aihara
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
May 10, 2007	By:	/s/ NICHOLAS A. POAN
Nicholas A. Poan
Senior Vice President, Finance, Corporate
Controller and Chief Accounting Officer
(Principal Accounting Officer)