Form 10-Q/A
period 2006-06-30
ALLIANCE IMAGING INC /DE/
filed 2007-08-01
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

ALLIANCE IMAGING, INC.

FORM 10-Q/A

For the Fiscal Quarter Ended June 30, 2006

Explanatory Note

Alliance Imaging, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “10-Q”), originally filed on August 9, 2006, to restate its condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005, and its condensed consolidated statements of operations and comprehensive income for the quarter and six months ended June 30, 2006 and 2005, and its condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005, and the related disclosures. Please refer to Note 14 to the accompanying condensed consolidated financial statements for additional information.

Subsequent to the filing of the 10-Q, the Company identified an error with respect to the accounting for interest rate swap agreements. The swap agreements were executed in 2004 and mature at various dates in 2007. Since inception the Company had recorded the unrealized gains and losses in fair value of the swap agreements through other comprehensive income (loss). The Company has determined that these transactions do not meet the requirements for hedge accounting treatment and any unrealized gains or losses should have been recognized through earnings.

This Amendment No. 1 does not result in a change in the Company’s previously reported revenues, cash flow from operations or total cash and cash equivalents shown in its condensed consolidated financial statements. Furthermore, the Company has not modified or updated disclosures presented in this Form 10-Q/A, except as required to reflect the effects of the items discussed above. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the 10-Q or modify or update those disclosures affected by subsequent events or discoveries. Information not affected by these restatements is unchanged and reflects the disclosures made at the time of the original filing of the 10-Q on August 9, 2006. Events occurring after the filing of the 10-Q or other disclosures necessary to reflect subsequent events are addressed in the Company’s Quarterly Report in Form 10-Q/A for the quarterly period ended September 30 2006, the Company’s Annual Report on Form 10-K/A for the fiscal period ended December 31, 2006 and in the Company’s Quarterly Report in Form 10-Q/A for the quarterly period ended March 31, 2007, which will be filed with the Securities and Exchange Commission concurrently with this 10-Q/A.

The following items have been amended as a result of the restatements described above:

Part I—Item 1—Financial Statements

Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I—Item 3—Quantitative and Qualitative Disclosures About Market Risk

Part I—Item 4—Controls and Procedures

ALLIANCE  IMAGING,  INC.
FORM 10-Q/A

June 30, 2006

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	December 31,	June 30,
	2005	2006
	(as restated, see Note 14)	(as restated, see Note 14)
ASSETS
Current assets:
Cash and cash equivalents	$13,421	$12,423
Accounts receivable, net of allowance for doubtful accounts	48,236	53,478
Deferred income taxes	6,186	18,157
Prepaid expenses and other current assets	3,686	4,998
Other receivables	8,983	11,074
Total current assets	80,512	100,130
Equipment, at cost	752,128	760,475
Less accumulated depreciation	(393,179)	(404,275)
Equipment, net	358,949	356,200
Goodwill	154,656	154,612
Other intangible assets, net	39,071	38,155
Deferred financing costs, net	8,236	7,628
Other assets	33,918	25,104
Total assets	$675,342	$681,829
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$23,672	$14,646
Accrued compensation and related expenses	14,088	15,954
Accrued interest payable	4,561	4,689
Income taxes payable	87	76
Other accrued liabilities	29,064	31,248
Current portion of long-term debt	7,781	7,016
Total current liabilities	79,253	73,629
Long-term debt, net of current portion	418,260	398,158
Senior subordinated notes	153,541	153,541
Minority interests and other liabilities	4,400	4,229
Deferred income taxes	60,144	79,073
Total liabilities	715,598	708,630
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock	496	498
Additional paid-in deficit	(11,876)	(9,647)
Accumulated comprehensive income	1,515	2,340
Accumulated deficit	(30,391)	(19,992)
Total stockholders’ deficit	(40,256)	(26,801)
Total liabilities and stockholders’ deficit	$675,342	$681,829

See accompanying notes.

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(as restated, see Note 14)	(as restated, see Note 14)	(as restated, see Note 14)	(as restated, see Note 14)
Revenues	$108,434	$115,305	$214,398	$230,648
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	53,892	62,593	107,828	122,460
Selling, general and administrative expenses	13,677	13,611	25,363	27,367
Employment agreement costs	92	—	366	—
Severance and related costs	—	47	—	536
Depreciation expense	20,463	20,919	40,926	41,920
Amortization expense	901	1,229	1,782	2,473
Interest expense, net of interest income	10,442	10,022	17,069	19,796
Other (income) and expense, net	(55)	(256)	(387)	472
Total costs and expenses	99,412	108,165	192,947	215,024
Income before income taxes, minority interest expense, and earnings from unconsolidated investees	9,022	7,140	21,451	15,624
Income tax expense	3,795	3,556	8,901	7,207
Minority interest expense	544	495	956	1,035
Earnings from unconsolidated investees	(912)	(1,977)	(1,596)	(3,017)
Net income	$5,595	$5,066	$13,190	$10,399
Comprehensive income, net of taxes:
Net income	$5,595	$5,066	$13,190	$10,399
Unrealized (loss) gain on hedging transactions, net of taxes	(584)	273	701	825
Comprehensive income	$5,011	$5,339	$13,891	$11,224
Earnings per common share:
Basic	$0.11	$0.10	$0.27	$0.21
Diluted	$0.11	$0.10	$0.26	$0.21
Weighted average number of shares of common stock and common stock equivalents:
Basic	49,286	49,758	49,210	49,684
Diluted	50,270	50,232	50,290	50,107

See accompanying notes.

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2005	2006
	(as restated, see Note 14)	(as restated, see Note 14)
Operating activities:
Net income	$13,190	$10,399
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,478	1,593
Non-cash share-based compensation	126	1,308
Depreciation and amortization	42,708	44,393
Amortization of deferred financing costs	1,462	794
Adjustment of swaps to fair value	(1,500)	(494)
Distributions greater than (less than) equity in undistributed income of investees	271	(188)
Deferred income taxes	7,836	6,552
(Gain) loss on sale of assets	(387)	472
Changes in operating assets and liabilities:
Accounts receivable	(1,203)	(6,903)
Prepaid expenses and other current assets	(1,554)	(1,312)
Other receivables	(2,901)	(2,091)
Other assets	(2,243)	(848)
Accounts payable	(11,977)	(8,915)
Accrued compensation and related expenses	(1,379)	1,866
Accrued interest payable	2,737	128
Income taxes payable	(63)	(11)
Other accrued liabilities	3,802	1,934
Minority interests and other liabilities	342	(259)
Net cash provided by operating activities	50,745	48,418
Investing activities:
Equipment purchases	(28,948)	(43,035)
Decrease in deposits on equipment	3,419	10,388
Proceeds from sale of assets	1,251	2,322
Net cash used in investing activities	(24,278)	(30,325)
Financing activities:
Principal payments on equipment debt	(2,972)	(1,934)
Principal payments on term loan facility	(25,000)	(2,675)
Principal payments on revolving loan facility	(15,000)	(28,825)
Proceeds from revolving loan facility	15,000	13,500
Payments of debt issuance costs	(211)	(186)
Proceeds from exercise of employee stock options	1,052	1,029
Net cash used in financing activities	(27,131)	(19,091)
Net decrease in cash and cash equivalents	(664)	(998)
Cash and cash equivalents, beginning of period	20,721	13,421
Cash and cash equivalents, end of period	$20,057	$12,423
Supplemental disclosure of cash flow information:
Interest paid	$14,580	$19,676
Income taxes paid, net of refunds	1,291	767
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$3,679	$5,439
Capital lease obligations assumed for the purchase of equipment debt	—	1,839
Equipment debt transferred to unconsolidated investee	—	(2,772)
Comprehensive income from hedging transactions, net of taxes	701	825

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

Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all majority owned subsidiaries over which the Company exercises control. Intercompany transactions have been eliminated. The Company records minority interest expense related to its consolidated subsidiaries which are not wholly owned. Investments in unconsolidated investees are accounted for under the equity method.

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

In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company’s common stock, of which 35,000 options were outstanding at June 30, 2006. The exercise prices of these options and the fair value of the Company’s common stock on the grant date were $5.60 and $9.52 per share, respectively. The Company recorded non-cash share-based compensation of $6 and $12, respectively, for the quarter and six months ended June 30, 2005, with an offset to paid-in-capital deficit. As the Company adopted SFAS 123 (R) effective January 1, 2006, any non-cash share-based compensation as a result of granting these stock options are included in the Company’s consolidated total of share-based compensation of $593 and $1,308, respectively, for the quarter and six months ended June 30, 2006.

Under the 1999 Equity Plan, a portion of the options granted are “performance options.” These options vest on the eighth anniversary of the grant date if the option holder is still an employee, but the vesting accelerates if the Company meets the operating performance targets specified in the option agreements. On June 20, 2001, the Company’s compensation committee authorized the Company to amend the option agreements under its 1999 Equity Plan to reduce the performance targets for 1,899,600 performance options out of the 2,284,222 performance options outstanding. On May 18, 2004, the Company’s compensation committee authorized the Company to make a second amendment to the option agreements under its 1999 Equity Plan to further reduce the performance targets for all of the 1,914,500 performance options outstanding. As a result of the amendment, if the Company achieves the reduced performance targets but does not achieve the original performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, the Company would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option’s exercise price. For the quarter and six months ended June 30, 2005 the Company recorded $57 and $114, respectively, in non-cash share-based compensation as a result of the amendment. As the Company adopted SFAS 123 (R) effective January 1, 2006, any non-cash share-based compensation as a result of these amendments are included in the Company’s consolidated total of non-cash stock-based compensation of $593 and $1,308, respectively, for the quarter and six months ended June 30, 2006.

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

	Quarter Ended June 30,	Six Months Ended June 30,
	2005	2005
Net income:
As reported	$5,595	$13,190
Add: Non-cash share-based compensation expense included in reported net income, net of related tax effects	38	75
Deduct: Non- cash share-based compensation expense determined under fair value based method, net of related tax effects	(367)	(725)
Pro forma net income	$5,266	$12,540
Basic earnings per share:
As reported	$0.11	$0.27
Pro forma	0.11	0.25
Diluted earnings per share:
As reported	$0.11	$0.26
Pro forma	0.10	$0.25

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

8. Derivatives

In the second quarter of 2004, the Company entered into interest rate swap agreements, with notional amounts of $56,813, $46,813 and $48,438 to manage the future cash interest payments associated with a portion of the Company’s variable rate bank debt. These agreements are three years in length and mature in 2007. As of June 30, 2005, and 2006, the fair value of the Company’s interest rate swap agreements was $1,036 and $3,318, respectively. Under these arrangements, the Company receives three-month London Interbank Offered Rate (“LIBOR”) and pays a fixed rate of 3.15%, 3.89% and 3.69%, respectively. The net effect is to record interest expense at fixed rates of 5.65%, 6.39% and 6.19%, respectively, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the quarter and six months ended June 30, 2005 the Company paid net settlement amounts of $268 and $746, respectively. For the quarter and six months ended June 30, 2006, the Company received net settlement amounts of $465 and $771, respectively. Changes in the fair value of the swap agreements are recorded in interest expense each period, as these transactions do not qualify for hedge accounting treatment. For the quarter ended June 30, 2005, the Company recognized interest expense of $934, based on the change in fair value of these instruments. For the quarter ended June 30, 2006, the Company recognized a reduction to interest expense of $52, based on the change in fair value of these instruments. For the six months ended June 30, 2005 and 2006, the Company recognized a reduction to interest expense of $1,500 and $494, respectively, based on the change in fair value of these instruments. The Company will continue to record subsequent changes in the fair value of the swaps through interest expense.

In the first quarter of 2005, the Company entered into multiple interest rate collar agreements for its variable rate bank debt. The total underlying notional amount of the debt was $178,000. Under these arrangements the Company has purchased a cap on the interest rate of 4.00% and has sold a floor of 2.25%. The Company paid a net purchase price of $1,462 for these collars. These agreements are two and three years in length and mature at various dates between January 2007 and January 2008. As of June 30, 2005 and 2006, the fair value of the Company’s interest rate collar agreements was $1,168 and $3,901, respectively. For the quarter and six month period ended June 30, 2005, the Company did not record any net settlement amount. For the quarter and six month period ended June 30, 2006, the Company received a net settlement amount of $287 and $355, respectively. The Company has designated these collars as cash flow hedges of variable future cash flows associated with its long-term debt. For the quarter ended June 30, 2005, the Company recognized comprehensive loss, net of tax, of $584 based on the change in fair value of these instruments. For the quarter ended June 30, 2006, the Company recognized comprehensive gain, net of tax, of $273 based on the change in fair value of these instruments. For the six months ended June 30, 2005 and 2006 the Company recognized an other comprehensive gain, net of tax, of $701 and $825, respectively, based on the change in fair value of these instruments. The Company will record subsequent changes in the fair value of the collars through comprehensive income during the period these instruments are designated as hedges.

The Company accounts for derivative instruments and hedging activities in accordance with the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities” (“SFAS 138”), an amendment of SFAS 133. On the date the Company enters into a derivative contract, management may designate the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company’s derivatives are recorded on the balance sheet at their fair value. For derivatives accounted for as cash flow hedges any unrealized gains or losses on fair value are included in comprehensive income, net of tax, assuming perfect effectiveness. Any ineffectiveness is recognized in earnings.

9. Income Taxes

For the quarter and six months ended June 30, 2006, the Company recorded a provision for income taxes of $3,556 and $7,207, or 41.2% and 40.9% of the Company’s pretax income, respectively. For the quarter and six months ended June 30, 2005, the Company recorded a provision for income taxes of $3,795 and $8,901, or 40.4% and 40.3% of the Company’s pretax income, respectively. The Company’s effective tax rate was higher than statutory rates primarily as a result of state income taxes.

10. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Numerator:
Net income	$5,595	$5,066	$13,190	$10,399
Denominator:
Denominator for basic earnings per share—weighted-average shares	49,286	49,758	49,210	49,684
Effect of dilutive securities:
Employee stock options	984	474	1,080	423
Denominator for diluted earnings per share—adjusted weighted-average shares	50,270	50,232	50,290	50,107
Earnings per common share:
Basic	$0.11	$0.10	$0.27	$0.21
Diluted	$0.11	$0.10	$0.26	$0.21
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	1,223	1,141	766	1,182
Average exercise price per share that exceeds average market price of common stock	$11.74	$11.32	$12.40	$11.31

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

14. Restatement of Previously Issued Financial Statements

Subsequent to the filing of its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, the Company identified an error with respect to the accounting for interest rate swap agreements. As discussed in Note 8, the swap agreements were executed in 2004 and mature at various dates in 2007. Since inception the Company had recorded the unrealized gains and losses in fair value of the swap agreements as a component of other comprehensive income (loss). The Company has determined that these transactions do not meet the requirements for hedge accounting treatment and any unrealized gains or losses should have been recognized in the results of operations as interest expense.

Effects of Restatement

To correct this error, the Company has restated the accompanying condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005 and its condensed consolidated statements of operations and comprehensive income for the quarter and six months ended June 30, 2006 and 2005, and its condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005, and the notes to the condensed consolidated financial statements for such periods as appropriate.

The following is a summary of the corrections described above:

NET INCOME, COMPREHENSIVE INCOME, AND EARNINGS PER COMMON SHARE
(in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net income as previously reported	$6,155	$5,035	$12,290	$10,103
Adjustments:
Interest expense, net of related tax effects	(560)	31	900	296
Net income as restated	$5,595	$5,066	$13,190	$10,399
Comprehensive income as previously reported:	$5,011	$5,339	$13,891	$11,224
Adjustments:
Adjustments to net income as restated	(560)	31	900	296
Unrealized gain (loss) on hedging transactions, net of related tax effects	560	(31)	(900)	(296)
Comprehensive income as restated	$5,011	$5,339	$13,891	$11,224
Earnings per common share as previously reported:
Basic	$0.12	$0.10	$0.25	$0.20
Diluted	$0.12	$0.10	$0.24	$0.20
Earnings per common share as restated:
Basic	$0.11	$0.10	$0.27	$0.21
Diluted	$0.11	$0.10	$0.26	$0.21

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	As previously reported	Adjustments	As restated
As of June 30, 2006
Accumulated comprehensive income	$4,338	$(1,998)	$2,340
Accumulated deficit	(21,990)	1,998	$(19,992)
As of December 31, 2005
Accumulated comprehensive income	$3,217	$(1,702)	$1,515
Accumulated deficit	(32,093)	1,702	(30,391)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share amounts)

	As previously reported	Adjustments	As restated
Quarter Ended June 30, 2006
Interest expense, net of interest income	$10,074	$(52)	$10,022
Total costs and expenses	108,217	(52)	108,165
Income before income taxes, minority interest expense, and earnings from unconsolidated investees	7,088	52	7,140
Income tax expense	3,535	21	3,556
Net income	5,035	31	5,066
Unrealized gain (loss) on hedging transactions, net of taxes	304	(31)	273
Earnings per common share:
Basic	0.10	—	0.10
Diluted	0.10	—	0.10
Quarter Ended June 30, 2005
Interest expense, net of interest income	$9,508	$934	$10,442
Total costs and expenses	98,478	934	99,412
Income before income taxes, minority interest expense, and earnings from unconsolidated investees	9,956	(934)	9,022
Income tax expense	4,169	(374)	3,795
Net income	6,155	(560)	5,595
Unrealized (loss) gain on hedging transactions, net of taxes	(1,144)	560	(584)
Earnings per common share:
Basic	0.12	(0.01)	0.11
Diluted	0.12	(0.01)	0.11
Six Months Ended June 30, 2006
Interest expense, net of interest income	$20,290	$(494)	$19,796
Total costs and expenses	215,518	(494)	215,024
Income before income taxes, minority interest expense, and earnings from unconsolidated investees	15,130	494	15,624
Income tax expense	7,009	198	7,207
Net income	10,103	296	10,399
Unrealized gain (loss) on hedging transactions, net of taxes	1,121	(296)	825
Earnings per common share:
Basic	0.20	0.01	0.21
Diluted	0.20	0.01	0.21
Six Months Ended June 30, 2005
Interest expense, net of interest income	$18,569	$(1,500)	$17,069
Total costs and expenses	194,447	(1,500)	192,947
Income before income taxes, minority interest expense, and earnings from unconsolidated investees	19,951	1,500	21,451
Income tax expense	8,301	600	8,901
Net income	12,290	900	13,190
Unrealized (loss) gain on hedging transactions, net of taxes	1,601	(900)	701
Earnings per common share:
Basic	0.25	0.02	0.27
Diluted	0.24	0.02	0.26

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	As previously reported	Adjustments	As restated
Six Months Ended June 30, 2006
Net income	$10,103	$296	$10,399
Adjustment of swaps to fair value	—	(494)	(494)
Deferred income taxes	6,354	198	6,552
Supplemental disclosure of non-cash investing and financing activities:
Comprehensive loss from hedging transactions, net of taxes	1,121	(296)	825
Six Months Ended June 30, 2005
Net income	$12,290	$900	$13,190
Adjustment of swaps to fair value	—	(1,500)	(1,500)
Deferred income taxes	7,236	600	7,836
Supplemental disclosure of non-cash investing and financing activities:
Comprehensive income from hedging transactions, net of taxes	1,601	(900)	701

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

Results of Operations

The following table shows our consolidated statements of income as a percentage of revenues for each of the quarters ended June 30:

The discussion and analysis set forth below has been amended to reflect the restatement as described in the Explanatory Note to the amended Quarterly Report on Form 10-Q/A and in Note 14 of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Quarterly Reports.

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	49.7	54.2	50.3	53.1
Selling, general and administrative expenses	12.6	11.8	11.8	11.9
Employment agreement costs	0.1	—	0.2	—
Severance and related costs	—	0.1	—	0.2
Depreciation expense	18.9	18.1	19.1	18.1
Amortization expense	0.8	1.1	0.8	1.1
Interest expense, net of interest income	9.6	8.7	8.0	8.6
Other (income) and expense, net	(0.1)	(0.2)	(0.2)	0.2
Total costs and expenses	91.6	93.8	90.0	93.2
Income before income taxes, minority interest expense and earnings from unconsolidated investees	8.4	6.2	10.0	6.8
Income tax expense	3.5	3.1	4.1	3.1
Minority interest expense	0.5	0.4	0.4	0.5
Earnings from unconsolidated investees	(0.8)	(1.7)	(0.7)	(1.3)
Net income	5.2%	4.4%	6.2%	4.5%

The table below provides MRI statistical information:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
MRI statistics
Average number of total systems	336.4	323.0	334.3	325.6
Average number of scan-based systems	285.2	274.1	283.6	276.9
Scans per system per day (scan-based systems)	9.61	9.38	9.53	9.37
Total number scan-based MRI scans	195,479	179,869	386,521	362,291
Price per scan	$354.60	$361.54	$355.22	$360.06

The table below provides PET and PET/CT statistical information:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
PET and PET/CT statistics
Average number of systems	52.4	69.1	51.3	68.1
Scans per system per day	5.46	5.89	5.28	5.86
Total number of PET and PET/CT scans	17,025	24,734	32,809	49,198
Price per scan	$1,327	$1,314	$1,348	$1,313

Following are the components of revenue (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Total MRI revenue	$76.2	$71.6	$150.9	$143.5
PET and PET/CT revenue	22.7	32.9	44.5	65.2
Other modalities and other revenue	9.5	10.8	19.0	21.9
Total	$108.4	$115.3	$214.4	$230.6

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Total fixed-site revenue (in millions)	$17.4	$18.9	$33.0	$36.7

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

Interest expense, net, decreased $0.4 million, or 4.0%, to $10.0 million in the second quarter of 2006 compared to $10.4 million in the second quarter of 2005. Variability in the fair value of our interest rate swaps executed in 2004 accounted for a $1.0 million decrease in interest expense. This decrease was partially offset by an increase due to higher average debt balances during the second quarter of 2006 as a result of 2005 acquisitions and higher average interest rates on our variable rate term loans. The increase in interest rates on our variable rate term loans was partially offset by the execution of various interest rate swap and collar agreements in 2004 and 2005 to manage against future interest rate increases on most of our variable rate term loans.

Income tax expense was $3.6 million and $3.8 million in the second quarter of 2006 and 2005, respectively, resulting in effective tax rates of 41.2% and 40.4% in the first quarter of 2006 and 2005, respectively. Our effective tax rates were higher than statutory rates principally as a result of state income taxes.

Minority interest expense was $0.5 million in both the second quarter of 2006 and the second quarter of 2005.

Earnings from unconsolidated investees increased by $1.1 million, or 116.8%, to $2.0 million in the second quarter of 2006 compared to $0.9 million in the second quarter of 2005.

Our net income was $5.1 million, or $0.10 per share on a diluted basis, in the second quarter of 2006 compared to $5.6 million, or $0.11 per share on a diluted basis, in the second quarter of 2005.

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

Interest expense, net, increased $2.7 million, or 16.0%, to $19.8 million in the first six months of 2006 compared to $17.1 million in the first six months of 2005. This increase is due to higher average debt balances during the second quarter of 2006 as a result of 2005 acquisitions and higher average interest rates on our variable rate term loans. The increase in interest rates on our variable rate term loans was partially offset by the execution of various interest rate swap and collar agreements in 2004 and 2005 to manage against future interest rate increases on most of our variable rate term loans. Of the total increase, $1.0 million was related to variability in the fair value of our interest rate swaps executed in 2004.

Income tax expense was $7.2 million and $8.9 million in the first six months of 2006 and 2005, respectively, resulting in effective tax rates of 40.9% and 40.3% in the first six months of 2006 and 2005, respectively. Our effective tax rates were higher than statutory rates for the first six months of 2006 and 2005 primarily as a result of state income taxes.

Minority interest expense was $1.0 million in both the first six months of 2006 and 2005.

Earnings from unconsolidated investees increased by $1.4 million, or 89.1%, to $3.0 million in the first six months of 2006 compared to $1.6 million in the first six months of 2005.

Our net income was $10.4 million, or $0.21 per share on a diluted basis, in the first six months of 2006 compared to $13.2 million, or $0.26 per share on a diluted basis, in the first six months of 2005.

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

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly in the section entitled “Liquidity and Capital Resources”, and elsewhere in this quarterly report on Form 10-Q/A, are “forward-looking statements,” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as results of operations and financial condition, capital expenditures, the consummation of acquisitions and financing transactions and the effect of such transactions on our business and our plans and objectives for future operations and expansion are examples of forward-looking statements. In some cases you can identify these statements by forward-looking words like “may”, “will”, “should”, “expect”, “anticipate”, “believe”, “estimate” “predict”, “continue” or similar words. These forward-looking statements are subject to risks and uncertainties which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. These risks and uncertainties include factors affecting our leverage, including fluctuations in interest rates, the risk that the counter-parties to our interest rate swap agreements fail to satisfy their obligations under these agreements, our ability to incur financing, the effect of operating and financial restrictions in our debt instruments, the accuracy of our estimates regarding our capital requirements, the effect of intense levels of competition in our industry, changes in the rates or methods of third party reimbursements for diagnostic imaging services, changes in the healthcare regulatory environment, our ability to keep pace with technological developments within our industry, and other risks and uncertainties, including those enumerated and described under “Risk Factors” in our Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 2005. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by us.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We sell our services exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

Our interest expense is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our indebtedness has interest rates which are variable. The recorded carrying amount of our long-term debt under our existing credit agreement approximates fair value as these borrowings have variable rates that reflect currently available terms and conditions for similar debt. To decrease the risk associated with interest rate increases, we entered into multiple interest rate swap and collar agreements for a portion of our variable rate debt. The collars are designated as cash flow hedges of variable future cash flows associated with our long-term debt.

During 2004 we entered into swap agreements which have notional amounts of $56.8 million, $46.8 million and $48.4 million at June 30, 2006. Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%, 3.89%, and 3.69%, respectively. The net effect is to record interest expense at fixed rates of 5.65%, 6.39% and 6.19% respectively, as the debt incurs interest based on three-month LIBOR plus 2.50%. Changes in the fair value of the swap agreements are recorded in interest expense each period. For the quarter and six months ended June 30, 2006, we received a net settlement amount of $0.5 million and $0.8 million, respectively. For the quarter and six months ended June 30, 2005 we paid a net settlement amount of $0.3 million and $0.7 million, respectively. The swap agreements mature during 2007.

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

The collar agreements have been designated as cash flow hedges of variable future cash flows associated with our long term debt. In accordance with SFAS 133, the collars are recorded at fair value. On a quarterly basis, the fair value of the collars will be determined based on quoted market prices and, assuming perfect effectiveness, the difference between the fair value and the book value of the collars will be recognized in comprehensive income, a component of shareholders’ equity. Any ineffectiveness of the collars is required to be recognized in earnings.

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

In connection with the restatement and the filing of this Form 10-Q/A, we, with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, re-evaluated our disclosure controls and procedures.  In performing the re-evaluation, we considered the effects of the restatement that resulted from the error in the accounting for interest rate swap agreements. Based on the foregoing re-evaluation of our disclosure controls and procedures as of the end of the quarter covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Alliance, Imaging, Inc.
August 1, 2007	By:	/s/ PAUL S. VIVIANO
Paul S. Viviano
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
August 1, 2007	By:	/s/ HOWARD K. AIHARA
Howard K. Aihara
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
August 1, 2007	By:	/s/ NICHOLAS A. POAN
Nicholas A. Poan
Senior Vice President, Finance, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)