Form 10-Q/A
period 2006-09-30
ALLIANCE IMAGING INC /DE/
filed 2007-08-01
CIK 817135

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

ALLIANCE IMAGING, INC.

FORM 10-Q/A

For the Fiscal Quarter Ended September 30, 2006

Explanatory Note

Alliance Imaging, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “10-Q”), originally filed on November 9, 2006, to restate its condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005 and its condensed consolidated statements of operations and comprehensive income for the quarter and nine months ended September 30, 2006 and 2005, and its condensed consolidated statements of cash flows for the nine months September 30, 2006 and 2005, and the related disclosures. Please refer to Note 14 to the accompanying condensed consolidated financial statements for additional information.

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

This Amendment No. 1 does not result in a change in the Company’s previously reported revenues, cash flow from operations or total cash and cash equivalents shown in its condensed consolidated financial statements. Furthermore, the Company has not modified or updated disclosures presented in this Form 10-Q/A, except as required to reflect the effects of the items discussed above. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the 10-Q or modify or update those disclosures affected by subsequent events or discoveries. Information not affected by these restatements is unchanged and reflects the disclosures made at the time of the original filing of the 10-Q on November 9, 2006. Events occurring after the filing of the 10-Q or other disclosures necessary to reflect subsequent events are addressed in the Company’s Annual Report on Form 10-K/A for the fiscal period ended December 31, 2006 and in the Company’s Quarterly Report in Form 10-Q/A for the quarterly period ended March 31, 2007, which will be filed with the Securities and Exchange Commission concurrently with this 10-Q/A.

The following items have been amended as a result of the restatements described above:

Part I—Item 1—Financial Statements

Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I—Item 3—Quantitative and Qualitative Disclosures About Market Risk

Part I—Item 4—Controls and Procedures

ALLIANCE  IMAGING,  INC.
FORM 10-Q/A
September 30, 2006
Index

Page
PART I—FINANCIAL INFORMATION
Item 1—Financial Statements:
Condensed Consolidated Balance Sheets December 31, 2005 and September 30, 2006 (Unaudited) (as restated)	3
Condensed Consolidated Statements of Operations and Comprehensive Income Quarter and nine months ended September 30, 2005 and 2006 (Unaudited) (as restated)	4
Condensed Consolidated Statements of Cash Flows Nine months ended September 30, 2005 and 2006 (Unaudited) (as restated)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3—Quantitative and Qualitative Disclosures about Market Risk	32
Item 4—Controls and Procedures	33
PART II—OTHER INFORMATION
Item 1—Legal Proceedings	35
Item 1A—Risk Factors	35
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3—Defaults Upon Senior Securities	47
Item 4—Submission of Matters to a Vote of Security Holders	47
Item 5—Other Information	47
Item 6—Exhibits	48
SIGNATURES	51

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ALLIANCE IMAGING, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	December 31,	September 30,
	2005	2006
	(as restated, see Note 14)	(as restated, see Note 14)
ASSETS
Current assets:
Cash and cash equivalents	$13,421	$12,914
Accounts receivable, net of allowance for doubtful accounts	48,236	56,465
Deferred income taxes	6,186	18,008
Prepaid expenses and other current assets	3,686	4,788
Other receivables	8,983	12,356
Total current assets	80,512	104,531
Equipment, at cost	752,128	761,356
Less accumulated depreciation	(393,179)	(414,884)
Equipment, net	358,949	346,472
Goodwill	154,656	154,723
Other intangible assets, net	39,071	36,985
Deferred financing costs, net	8,236	7,293
Other assets	33,918	24,264
Total assets	$675,342	$674,268
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$23,672	$12,349
Accrued compensation and related expenses	14,088	16,910
Accrued interest payable	4,561	7,504
Income taxes payable	87	—
Other accrued liabilities	29,064	30,728
Current portion of long-term debt	7,781	6,750
Total current liabilities	79,253	74,241
Long-term debt, net of current portion	418,260	383,467
Senior subordinated notes	153,541	153,541
Minority interests and other liabilities	4,400	4,131
Deferred income taxes	60,144	81,096
Total liabilities	715,598	696,476
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock	496	499
Additional paid-in deficit	(11,876)	(8,639)
Accumulated comprehensive income	1,515	1,620
Accumulated deficit	(30,391)	(15,688)
Total stockholders’ deficit	(40,256)	(22,208)
Total liabilities and stockholders’ deficit	$675,342	$674,268

See accompanying notes.

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(as restated, see Note 14)	(as restated, see Note 14)	(as restated, see Note 14)	(as restated, see Note 14)
Revenues	$106,198	$113,468	$320,596	$344,116
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	55,901	60,163	163,729	182,621
Selling, general and administrative expenses	11,747	13,669	37,110	41,037
Employment agreement costs	—	—	366	—
Severance and related costs	—	—	—	536
Depreciation expense	20,385	20,818	61,311	62,738
Amortization expense	937	1,230	2,719	3,703
Interest expense, net of interest income	7,713	11,038	24,782	30,835
Other (income) and expense, net	56	(174)	(331)	298
Total costs and expenses	96,739	106,744	289,686	321,768
Income before income taxes, minority interest expense, and earnings from unconsolidated investees	9,459	6,724	30,910	22,348
Income tax expense	4,056	2,998	12,957	10,204
Minority interest expense	550	551	1,506	1,586
Earnings from unconsolidated investees	(1,000)	(1,129)	(2,596)	(4,145)
Net income	$5,853	$4,304	$19,043	$14,703
Comprehensive income, net of taxes:
Net income	$5,853	$4,304	$19,043	$14,703
Unrealized gain (loss) on hedging transactions, net of taxes	608	(720)	1,309	105
Comprehensive income	$6,461	$3,584	$20,352	$14,808
Earnings per common share:
Basic	$0.12	$0.09	$0.39	$0.30
Diluted	$0.12	$0.09	$0.38	$0.29
Weighted average number of shares of common stock and common stock equivalents:
Basic	49,517	49,844	49,313	49,737
Diluted	50,368	50,505	50,311	50,239

See accompanying notes.

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2005	2006
	(as restated, see Note 14)	(as restated, see Note 14)
Operating activities:
Net income	$19,043	$14,703
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,035	2,625
Non-cash share-based compensation	189	1,965
Depreciation and amortization	64,030	66,441
Amortization of deferred financing costs	1,834	1,193
Adjustment of swaps to fair value	(2,904)	492
Distributions greater than equity in undistributed
income of investees	70	134
Deferred income taxes	12,000	9,256
(Gain) loss on sale of assets	(331)	298
Changes in operating assets and liabilities:
Accounts receivable	(1,558)	(10,922)
Prepaid expenses and other current assets	(1,249)	(1,102)
Other receivables	(3,951)	(3,373)
Other assets	(1,825)	(243)
Accounts payable	(3,276)	(11,212)
Accrued compensation and related expenses	(3,133)	2,822
Accrued interest payable	6,208	2,943
Income taxes payable	(410)	(87)
Other accrued liabilities	6,189	1,591
Minority interests and other liabilities	66	(357)
Net cash provided by operating activities	93,027	77,167
Investing activities:
Equipment purchases	(46,497)	(56,516)
(Increase) decrease in deposits on equipment	(512)	7,944
Acquisitions, net of cash received	(7,650)	—
Proceeds from sale of assets	1,455	4,663
Net cash used in investing activities	(53,204)	(43,909)
Financing activities:
Principal payments on equipment debt	(4,485)	(2,716)
Proceeds from equipment debt	558	—
Principal payments on revolving loan facility	(15,000)	(52,000)
Proceeds from revolving loan facility	15,000	22,500
Principal payments on term loan facility	(25,000)	(2,675)
Payments of debt issuance costs	(531)	(250)
Proceeds from exercise of employee stock options	2,265	1,376
Net cash used in financing activities	(27,193)	(33,765)
Net increase (decrease) in cash and cash equivalents	12,630	(507)
Cash and cash equivalents, beginning of period	20,721	13,421
Cash and cash equivalents, end of period	$33,351	$12,914
Supplemental disclosure of cash flow information:
Interest paid	$20,074	$26,682
Income taxes paid, net of refunds	1,489	1,327
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$5,698	$6,361
Capital lease obligations assumed for the purchase of equipment debt	1,577	1,839
Equipment debt transferred to unconsolidated investee	—	(2,772)
Comprehensive income from hedging transactions, net of taxes	1,309	105

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

	Quarter Ended September 30,	Nine Months Ended September 30,
	2005	2005
Net income:
As reported	$5,853	$19,043
Add: Non-cash share-based compensation expense included in reported net income, net of related tax effects	37	113
Deduct: Non- cash share-based compensation expense determined
under fair value based method, net of related tax effects	(349)	(1,062)
Pro forma net income	$5,541	$18,094
Basic earnings per share:
As reported	$0.12	$0.39
Pro forma	$0.11	$0.37
Diluted earnings per share:
As reported	$0.12	$0.38
Pro forma	$0.11	$0.36

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

8.      Derivatives

In the second quarter of 2004, the Company entered into interest rate swap agreements, with notional amounts of $56,813, $46,813 and $48,438 to manage the future cash interest payments associated with a portion of the Company’s variable rate bank debt. These agreements are three years in length and mature in 2007. As of September 30, 2005, and 2006, the fair value of the Company’s interest rate swap agreements was $2,440 and $2,332, respectively. Under these arrangements, the Company receives three-month London Interbank Offered Rate (“LIBOR”) and pays a fixed rate of 3.15%, 3.89% and 3.69%, respectively. The net effect is to record interest expense at fixed rates of 5.65%, 6.39% and 6.19%, respectively, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the quarter and nine months ended September 30, 2005 the Company paid net settlement amounts of $102 and $848, respectively. For the quarter and nine months ended September 30, 2006, the Company received net settlement amounts of $649 and $1,420, respectively. Changes in the fair value of the swap agreements are recorded in interest expense each period, as these transactions do not qualify for hedge accounting treatment. For the quarter and nine months ended September 30, 2005, the Company recognized a reduction to interest expense of $1,404 and $2,904 respectively, based on the change in fair value of these instruments. For the quarter and nine months ended September 30, 2006, the Company recognized interest expense of $985 and $493, respectively, based on the change in fair value of these instruments. The Company will continue to record subsequent changes in the fair value of the swaps through interest expense.

In the first quarter of 2005, the Company entered into multiple interest rate collar agreements for its variable rate bank debt. The total underlying notional amount of the debt was $178,000. Under these arrangements the Company has purchased a cap on the interest rate of 4.00% and has sold a floor of 2.25%. The Company paid a net purchase price of $1,462 for these collars. These agreements are two and three years in length and mature at various dates between January 2007 and January 2008. As of September 30, 2005 and 2006, the fair value of the Company’s interest rate collar agreements was $2,181 and $2,701, respectively. For the quarter and nine month period ended September 30, 2005, the Company did not record any net settlement amount. For the quarter and nine month period ended September 30, 2006, the Company received a net settlement amount of $519 and $874, respectively. The Company has designated these collars as cash flow hedges of variable future cash flows associated with its long-term debt. For the quarter and nine month period ended September 30, 2005, the Company recognized comprehensive income, net of tax, of $608 and $1,309 based on the change in fair value of these instruments. For the quarter ended September 30, 2006, the Company recognized a comprehensive loss, net of tax, of $720 based on the change in fair value of these instruments. For the nine months ended September 30, 2006, the Company recognized comprehensive income, net of tax, of $105 based on the change in fair value of these instruments. The Company will record subsequent changes in the fair value of the collars through comprehensive income during the period these instruments are designated as hedges.

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

9.                 Income Taxes

For the quarter and nine months ended September 30, 2006, the Company recorded a provision for income taxes of $2,998 and $10,204, or 41.1% and 41.0% of the Company’s pretax income, respectively. For the quarter and nine months ended September 30, 2005, the Company recorded a provision for income taxes of $4,056 and $12,957, or 40.9% and 40.5% of the Company’s pretax income, respectively. The Company’s effective tax rate was higher than statutory rates primarily as a result of state income taxes.

10.          Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Numerator:
Net income	$5,853	$4,304	$19,043	$14,703
Denominator:
Denominator for basic earnings per share—weighted-average shares	49,517	49,844	49,313	49,737
Effect of dilutive securities:
Employee stock options	851	661	998	502
Denominator for diluted earnings per share—adjusted weighted-average shares	50,368	50,505	50,311	50,239
Earnings per common share:
Basic	$0.12	$0.09	$0.39	$0.30
Diluted	$0.12	$0.09	$0.38	$0.29
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	1,329	703	1,219	765
Average exercise price per share that exceeds average market price of common stock	$11.57	$11.69	$11.74	$11.55

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

14.          Restatement of Previously Issued Financial Statements

Subsequent to the filing of its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, the Company identified an error with respect to the accounting for interest rate swap agreements. As discussed in Note 8, the swap agreements were executed in 2004 and mature at various dates in 2007. Since inception the Company had recorded the unrealized gains and losses in fair value of the swap agreements as a component of other comprehensive income (loss). The Company has determined that these transactions do not meet the requirements for hedge accounting treatment and any unrealized gains or losses should have been recognized in the results of operations as interest expense.

Effects of Restatement

To correct this error, the Company has restated the accompanying condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005, its condensed consolidated statements of operations and comprehensive income for the quarter and nine months ended September 30, 2006 and 2005, and its condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005, and the notes to the condensed consolidated financial statements for such periods as appropriate.

The following is a summary of the corrections described above:

NET INCOME, COMPREHENSIVE INCOME, AND EARNINGS PER COMMON SHARE
(in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2006	2006	2007
Net income as previously reported	$5,011	$4,895	$17,301	$14,998
Adjustments:
Interest Expense, net of related tax effects	842	(591)	1,742	(295)
Net income as restated	$5,853	$4,304	$19,043	$14,703
Comprehensive income as previously reported:	$6,461	$3,584	$20,352	$14,808
Adjustments:
Adjustments to net income as restated	842	(591)	1,742	(295)
Unrealized (loss) gain on hedging transactions, net of related tax effects	(842)	591	(1,742)	295
Comprehensive income as restated	$6,461	$3,584	$20,352	$14,808
Earnings per common share as previously reported:
Basic	$0.10	$0.10	$0.35	$0.30
Diluted	$0.10	$0.10	$0.34	$0.30
Earnings per common share as restated:
Basic	$0.12	$0.09	$0.39	$0.30
Diluted	$0.12	$0.09	$0.38	$0.29

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	As previously		As
	reported	Adjustments	restated
As of September 30, 2006
Accumulated comprehensive income	$3,027	$(1,407)	$1,620
Accumulated deficit	(17,095)	1,407	(15,688)
As of December 31, 2005
Accumulated comprehensive income	$3,217	$(1,702)	$1,515
Accumulated deficit	(32,093)	1,702	(30,391)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share amounts)

	As previously		As
	reported	Adjustments	restated
Quarter Ended September 30, 2006
Interest expense, net of interest income	$10,053	$985	$11,038
Total costs and expenses	105,759	985	106,744
Income before income taxes, minority interest expense, and earnings from unconsolidated investees	7,709	(985)	6,724
Income tax expense	3,392	(394)	2,998
Net income	4,895	(591)	4,304
Unrealized gain (loss) on hedging transactions, net of taxes	(1,311)	591	(720)
Earnings per common share:
Basic	0.10	(0.01)	0.09
Diluted	0.10	(0.01)	0.09
Quarter Ended September 30, 2005
Interest expense, net of interest income	$9,117	$(1,404)	$7,713
Total costs and expenses	98,143	(1,404)	96,739
Income before income taxes, minority interest expense, and earnings from unconsolidated investees	8,055	1,404	9,459
Income tax expense	3,494	562	4,056
Net income	5,011	842	5,853
Unrealized (loss) gain on hedging transactions, net of taxes	1,450	(842)	608
Earnings per common share:
Basic	0.10	0.02	0.12
Diluted	0.10	0.02	0.12
Nine Months Ended September 30, 2006
Interest expense, net of interest income	$30,343	$492	$30,835
Total costs and expenses	321,276	492	321,768
Income before income taxes, minority interest expense, and earnings from unconsolidated investees	22,840	(492)	22,348
Income tax expense	10,401	(197)	10,204
Net income	14,998	(295)	14,703
Unrealized gain (loss) on hedging transactions, net of taxes	(190)	295	105
Earnings per common share:
Basic	0.30	—	0.30
Diluted	0.30	(0.01)	0.29
Nine Months Ended September 30, 2005
Interest expense, net of interest income	$27,686	$(2,904)	$24,782
Total costs and expenses	292,590	(2,904)	289,686
Income before income taxes, minority interest expense and earnings from unconsolidated investees	28,006	2,904	30,910
Income tax expense	11,795	1,162	12,957
Net income	17,301	1,742	19,043
Unrealized (loss) gain on hedging transactions, net of taxes	3,051	(1,742)	1,309
Earnings per common share:
Basic	0.35	0.04	0.39
Diluted	0.34	0.04	0.38

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	As previously		As
	reported	Adjustments	restated
Nine Months Ended September 30, 2006
Net income	$14,998	$(295)	$14,703
Adjustment of swaps to fair value	—	492	492
Deferred income taxes	9,453	(197)	9,256
Supplemental disclosure of non-cash investing and financing activities:
Comprehensive loss from hedging transactions, net of taxes	(190)	295	105
Nine Months Ended September 30, 2005
Net income	$17,301	$1,742	$19,043
Adjustment of swaps to fair value	—	(2,904)	(2,904)
Deferred income taxes	10,838	1,162	12,000
Supplemental disclosure of non-cash investing and financing activities:
Comprehensive income from hedging transactions, net of taxes	3,051	(1,742)	1,309

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	52.6	53.0	51.1	53.1
Selling, general and administrative expenses	11.1	12.0	11.6	11.9
Employment agreement costs	—	—	0.1	—
Severance and related costs	—	—	—	0.2
Depreciation expense	19.2	18.4	19.1	18.2
Amortization expense	0.9	1.1	0.9	1.1
Interest expense, net of interest income	7.3	9.8	7.7	8.9
Other (income) and expense, net	—	(0.2)	(0.1)	0.1
Total costs and expenses	91.1	94.1	90.4	93.5
Income before income taxes, minority interest expense and earnings from unconsolidated investees	8.9	5.9	9.6	6.5
Income tax expense	3.8	2.6	4.0	3.0
Minority interest expense	0.5	0.5	0.5	0.4
Earnings from unconsolidated investees	(0.9)	(1.0)	(0.9)	(1.2)
Net income	5.5%	3.8%	6.0%	4.3%

The table below provides MRI statistical information:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
MRI statistics
Average number of total systems	328.3	332.6	332.3	322.0
Average number of scan-based systems	280.6	265.9	282.5	273.2
Scans per system per day (scan-based systems)	9.53	9.37	9.53	9.37
Total number scan-based MRI scans	188,731	172,791	575,251	535,082
Price per scan	$350.80	$361.05	$353.77	$360.38

The table below provides PET and PET/CT statistical information:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
PET and PET/CT statistics
Average number of systems	52.2	68.2	51.6	68.1
Scans per system per day	5.45	6.01	5.34	5.91
Total number of PET and PET/CT scans	17,342	25,521	50,150	74,719
Price per scan	$1,320	$1,310	$1,339	$1,312

Following are the components of revenue (in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Total MRI revenue	$72.7	$69.1	$223.6	$212.7
PET and PET/CT revenue	23.0	33.9	67.5	99.2
Other modalities and other revenue	10.5	10.5	29.5	32.2
Total	$106.2	$113.5	$320.6	$344.1

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Total fixed-site revenue (in millions)	$17.1	$18.8	$50.1	$55.5

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

Interest expense, net, increased $3.3 million, or 43.1%, to $11.0 million in the third quarter of 2006 compared to $7.7 million in the third quarter of 2005. This increase is due to higher average debt balances during the third quarter of 2006 as a result of 2005 acquisitions and higher average interest rates on our variable rate term loans. The increase in interest rates on our variable rate term loans was partially offset by the execution of various interest rate swap and collar agreements in 2004 and 2005 to manage against future interest rate increases on a portion of our variable rate term loans. Of the total increase, $2.4 million was related to variability in the fair value of our interest rate swaps executed in 2004.

Income tax expense was $3.0 million and $4.1 million in the third quarter of 2006 and 2005, respectively, resulting in effective tax rates of 41.1% and 40.9% in the third quarter of 2006 and 2005, respectively. Our effective tax rates were higher than statutory rates principally as a result of state income taxes.

Minority interest expense was $0.5 million in both the third quarter of 2006 and the third quarter of 2005.

Earnings from unconsolidated investees increased by $0.1 million, or 12.8%, to $1.1 million in the third quarter of 2006 compared to $1.0 million in the third quarter of 2005.

Our net income was $4.3 million, or $0.09 per share on a diluted basis, in the third quarter of 2006 compared to $5.9 million, or $0.12 per share on a diluted basis, in the third quarter of 2005.

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

Interest expense, net, increased $6.0 million, or 24.4%, to $30.8 million in the first nine months of 2006 compared to $24.8 million in the first nine months of 2005. This increase is due to higher average debt balances during the third quarter of 2006 as a result of 2005 acquisitions and higher average interest rates on our variable rate term loans. The increase in interest rates on our variable rate term loans was partially offset by the execution of various interest rate swap and collar agreements in 2004 and 2005 to manage against future interest rate increases on a portion of our variable rate term loans. Of the total increase, $3.4 million was related to variability in the fair value of interest rate swaps executed in 2004.

Income tax expense was $10.2 million and $13.0 million in the first nine months of 2006 and 2005, respectively, resulting in effective tax rates of 41.0% and 40.5% in the first nine months of 2006 and 2005, respectively. Our effective tax rates were higher than statutory rates for the first nine months of 2006 and 2005 primarily as a result of state income taxes.

Minority interest expense increased $0.1 million, or 5.3%, to $1.6 million in the first nine months of 2006 compared to $1.5 million in the first nine months of 2005.

Earnings from unconsolidated investees increased by $1.5 million, or 59.7%, to $4.1 million in the first nine months of 2006 compared to $2.6 million in the first nine months of 2005.

Our net income was $14.7 million, or $0.29 per share on a diluted basis, in the first nine months of 2006 compared to $19.0 million, or $0.38 per share on a diluted basis, in the first nine months of 2005.

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