Form 10-K/A
period 2006-12-31
ALLIANCE IMAGING INC /DE/
filed 2007-08-01
CIK 817135

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

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

Documents Incorporated by Reference

The Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 30, 2007 is incorporated by reference in Part III of this Form 10-K/A to the extent stated herein.

ALLIANCE IMAGING, INC.
FORM 10-K/A
For the Fiscal Year Ended December 31, 2006
Explanatory Note

Alliance Imaging, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 10-K”), originally filed on March 16, 2007, to restate its consolidated balance sheets as of December 31, 2006 and 2005, and its consolidated statements of operations and comprehensive (loss) income, consolidated statements of cash flows and consolidated statements of stockholders’ deficit for the years ended December 31, 2006, 2005, and 2004, and related disclosures. Please refer to Note 17 to the accompanying consolidated financial statements for additional information.

Subsequent to the filing of the 2006 10-K, the Company identified an error with respect to the accounting for interest rate swap agreements. The swap agreements were executed in 2004 and mature at various dates in 2007. Since inception the Company had recorded the unrealized gains and losses in fair value of the swap agreements through other comprehensive income (loss). The Company has determined that these transactions do not meet the requirements for hedge accounting treatment and any unrealized gains or losses should have been recognized through earnings.

This Amendment No. 1 does not result in a change in the Company’s previously reported revenues, cash flow from operations or total cash and cash equivalents shown in its consolidated financial statements. Furthermore, the Company has not modified or updated disclosures presented in the 2006 10-K in this Form 10-K/A, except as required to reflect the effects of the items discussed above. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the 2006 10-K or modify or update those disclosures affected by subsequent events or discoveries. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the original filing of the 2006 10-K on March 16, 2007. Events occurring after the filing of the 2006 10-K or other disclosures necessary to reflect subsequent events are addressed in the Company’s Quarterly Reports on Form 10-Q/A for the quarterly period ended March 31, 2007, which was filed concurrently with the filing of this Form 10-K/A, and any reports filed with the Securities and Exchange Commission subsequent to the date of this filing.

This Form 10-K/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the 2006 10-K. The following items have been amended as a result of the restatements described above:

Part II—Item 6—Selected Financial Data
Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk
Part II—Item 8—Financial Statements and Supplementary Data
Part II—Item 9A—Controls and Procedures

PART I

Item 1.                        Business.

General

We are a leading national provider of shared-service and fixed-site diagnostic imaging services, based upon annual revenue and number of diagnostic imaging systems deployed. Our principal sources of revenue are derived from magnetic resonance imaging (MRI), and positron emission tomography and positron emission tomography/computed tomography (PET and PET/CT). Unless the context otherwise requires, the words “we” “us” and “our” as used in this Form 10-K/A refers to Alliance Imaging, Inc. and our direct and indirect subsidiaries. We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. We also provide services through a growing number of fixed-sites, primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which includes only the use of our imaging systems under a short-term contract. For the fiscal year ended December 31, 2006, MRI services and PET and PET/CT services generated 62% and 29% of our revenue, respectively. The remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (CT), and management contract revenue. We had 489 diagnostic imaging systems, including 331 MRI systems, 73 PET or PET/CT systems, 40 CT systems and 45 other systems, and served over 1,000 clients in 43 states at December 31, 2006. Of these 489 diagnostic imaging systems, 68 were located at fixed-sites, which constitutes systems installed in hospitals or other buildings on hospital campuses, including modular buildings, systems installed inside medical groups’ offices, or medical buildings, and free-standing fixed-sites, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space. Of these 68 fixed-sites, 57 were MRI fixed-sites, four were PET or PET/CT fixed-sites and seven were other modality fixed-sites. In addition, through Alliance Oncology, a joint venture, we have recently begun a new initiative to build and operate radiation therapy centers primarily by partnering with hospitals in a manner similar to our existing MRI and PET and PET/CT business. Two of these centers are currently operational and several more are in development.

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

How to Obtain Our SEC Filings

All reports we file with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 450 Fifth St., N.W., Washington, D.C., 20549. We also provide copies of our Forms 8-K, 10-K, 10-Q, Proxy and Annual Report, and any amendments thereto at no charge to investors upon request and make electronic copies of such reports available through our website at www.allianceimaging.com as soon as reasonably practicable after filing such material with the SEC.

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

ITEM 6.                Selected Consolidated Financial Data.

See the “Explanatory Note” to this Amendment No. 1 to our Annual Report on Form 10-K/A and Note 17 to our consolidated financial statements for more detailed information regarding the restatement of our consolidated financial statements as of December 31, 2006 and December 31, 2005, and for each of the three years ended December 31, 2006, December 31, 2005, and December 31, 2004.

The selected consolidated financial data shown below has been taken or derived from the audited consolidated financial statements of the Company and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included herein (in thousands, except per share data).

	Year Ended December 31,
	2002	2003	2004	2005	2006
			(As Restated) (1)	(As Restated) (1)	(As Restated) (1)
Consolidated Statements of Operations Data:
Revenues	$408,530	$413,553	$432,080	$430,788	$455,775
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	184,050	198,456	217,605	226,294	244,254
Selling, general and administrative expenses	45,822	47,472	48,142	48,077	53,955
Employment agreement costs	—	2,446	2,064	366	—
Severances and related costs	—	2,246	1,223	826	745
Loss on early retirement of debt	—	—	44,393	—	—
Impairment charges	—	73,225	—	—	—
Depreciation expense	69,384	77,675	80,488	82,505	83,397
Amortization expense	2,502	2,897	3,522	3,954	4,933
Interest expense, net	47,705	43,589	44,502	34,203	41,078
Other (income) and expense, net	(872)	(200)	(484)	(399)	45
Total costs and expenses	348,591	447,806	441,455	395,826	428,407
Income (loss) before income taxes, minority interest expense and earnings from unconsolidated investees	59,939	(34,253)	(9,375)	34,962	27,368
Income tax expense (benefit)	25,495	(1,680)	(6,955)	14,758	12,032
Minority interest expense	2,008	1,686	2,373	1,718	2,075
Earnings from unconsolidated investees	(3,503)	(2,649)	(4,029)	(3,343)	(5,371)
Net income (loss)	$35,939	$(31,610)	$(764)	$21,829	$18,632
Earnings (loss) per common share:
Basic	$0.76	$(0.66)	$(0.02)	$0.44	$0.37
Diluted	$0.72	$(0.66)	$(0.02)	$0.43	$0.37
Weighted average number of shares of common stock and common stock equivalents:
Basic	47,595	47,872	48,350	49,378	49,780
Diluted	49,793	47,872	48,350	50,262	50,335

	December 31,
	2002	2003	2004	2005	2006
Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$31,413	$20,931	$20,721	$13,421	$16,440
Total assets	687,404	628,176	622,198	675,342	664,526
Long-term debt, including current maturities	608,862	581,247	575,664	579,582	529,425
Stockholders’ deficit	(42,309)	(70,798)	(67,528)	(40,256)	(16,974)

(1)   See Note 17 of the Notes to Consolidated Financial Statements for a discussion of the restatement.

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

Results of Operations

The discussion and analysis set forth below in this Item 7 has been amended to reflect the restatement as described in the Explanatory Note to the amended Annual Report on Form 10-K/A and in Note 17 of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports.

The table below shows the components in our consolidated statements of operations as a percentage of revenues:

	Year Ended December 31,
	2004	2005	2006
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	50.4	52.5	53.6
Selling, general and administrative expenses	11.1	11.2	11.8
Employment agreement costs	0.5	0.1	—
Severance and related costs	0.3	0.2	0.2
Loss on early retirement of debt	10.3	—	—
Depreciation expense	18.6	19.2	18.3
Amortization expense	0.8	0.9	1.1
Interest expense, net of interest income	10.3	7.9	9.0
Other (income) and expense, net	(0.1)	(0.1)	—
Total costs and expenses	102.2	91.9	94.0
(Loss) income before income taxes, minority interest expense and earnings from unconsolidated investees	(2.2)	8.1	6.0
Income tax (benefit) expense	(1.6)	3.4	2.6
Minority interest expense	0.5	0.4	0.5
Earnings from unconsolidated investees	(0.9)	(0.8)	(1.2)
Net (loss) income	(0.2)%	5.1%	4.1%

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

Interest expense, net, increased $6.9 million, or 20.1%, to $41.1 million in 2006 compared to $34.2 million in 2005. This increase is due to higher average debt balances during 2006 as a result of the third and fourth quarter of 2005 acquisitions and higher average interest rates on our variable rate term loans. The increase in interest rates on our variable rate term loans was partially offset by the execution of various collar agreements in 2005 to hedge against future interest rate increases on a portion of our variable rate term loans. Of the total increase, $4.4 million was related to variability in the fair value of our interest rate swaps executed in 2004.

Income tax expense was $12.0 million and $14.8 million in 2006 and 2005, respectively, resulting in effective income tax rates of 39.2% and 40.3% in 2006 and 2005, respectively. Our effective income tax rates for 2006 and 2005 were higher than the federal statutory rate primarily as a result of state income taxes.

Minority interest expense increased $0.4 million, or 20.8%, to $2.1 million in 2006 compared to $1.7 million in 2005, primarily due to an increase in earnings of consolidated joint ventures.

Our net income was $18.6 million, or $0.37 per share on a diluted basis, in 2006 compared to $21.8 million, or $0.43 per share on a diluted basis, in 2005.

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

Interest expense, net, decreased $10.3 million, or 23.2%, to $34.2 million in 2005 compared to $44.5 million in 2004. This decrease was primarily a result of lower average interest rates on our senior subordinated notes which were refinanced in December 2004 as well as lower average debt balances during the first nine months of 2005 versus 2004. Of the total decrease, $3.8 million was related to variability in the fair value of our interest rate swaps executed in 2004.

Income tax expense was $14.8 million in 2005, resulting in an effective tax rate of 40.3%. Our effective tax rate was higher than the statutory rate primarily as a result of state income taxes. In 2004, we recorded an income tax benefit of $7.0 million. We recorded a higher than statutory income tax benefit primarily due to the reversal of income tax reserves of $5.1 million primarily related to the favorable outcome of examinations of our 1998 and 1999 federal income tax returns and a favorable final IRS determination related to the treatment of an income item in a federal income tax return of one of our subsidiaries.

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

Our net income was $21.8 million, or $0.43 per share on a diluted basis in 2005 compared to net loss of $(0.8) million, or $(0.02) per share on a diluted basis in 2004.

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

During 2004, we entered into interest rate swap agreements, with notional amounts of $56.8 million, $46.8 million and $48.4 million to manage the future cash interest payments associated with a portion of our variable rate bank debt. These agreements mature in 2007. We record changes in the fair value of the swaps through interest expense.

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

The maturities of our long-term debt, including interest, future payments under our operating leases and binding equipment purchase commitments as of December 31, 2006 are as follows:

Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total
	(in millions)
Term Loan—Tranche C1	$27.3	$28.8	$28.9	$29.5	$395.5	$—	$510.0
Revolving Loan Facility	—	—	—	—	—	—	—
10 3/8% Senior Subordinated Notes	0.4	0.4	0.4	0.4	3.6	—	5.2
7 1/4% Senior Subordinated Notes	10.9	10.9	10.9	10.9	10.9	160.4	214.9
Equipment Loans	3.4	2.8	2.1	1.2	0.4	—	9.9
Operating Leases	5.6	4.5	3.4	2.0	1.4	1.3	18.2
Letters of Credit	5.9	—	—	—	—	—	5.9
Equipment Purchase Commitments	33.7	—	—	—	—	—	33.7
Total Contractual Obligation Payments	87.2	47.4	45.7	44.0	411.8	161.7	797.8
Less Amount Representing Interest	(39.1)	(40.4)	(40.4)	(40.2)	(39.9)	(10.4)	(210.4)
Present Value of Future Contractual Obligations	$48.1	$7.0	$5.3	$3.8	$371.9	$151.3	$587.4

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting for Changes and Error Corrections,” (“SFAS 154”), which is a replacement of APB Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of all voluntary changes in accounting principle and in the instance that a pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have an impact on our consolidated financial position or results of operations.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” (“FASB 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the provisions of FIN 48 and the impact on our consolidated financial position and results of operations, which we will adopt on January 1, 2007.

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

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly in the section entitled “Liquidity and Capital Resources”, and elsewhere in this annual report on Form 10-K/A, are “forward-looking statements,” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

•       our ability to successfully integrate any future acquisitions; and

•       other factors discussed under “Risk Factors” in this annual report on Form 10-K/A.

This Form 10-K/A includes statistical data that we obtained from public industry publications. These publications generally indicate that they have obtained their information from sources believed to be reliable, but do not guarantee the accuracy and completeness of their information. Although we believe that the publications are reliable, we have not independently verified their data.

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

	Expected Maturity as of December 31, 2006
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(dollars in millions)
Liabilities:
Long-term debt:
Fixed rate	$2.9	$2.4	$1.9	$1.1	$0.4	$153.5	$162.2	$153.3
Average interest rate	7.51%	7.54%	7.62%	7.67%	7.99%	7.32%	7.34%	7.36%
Variable rate	—	—	—	$0.6	$366.6	—	$367.2	$367.2
Average interest rate	7.36%	7.88%	7.88%	7.88%	7.88%	—	7.88%	7.88%

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

As discussed in Note 17, the accompanying consolidated financial statements have been restated.

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

Deloitte & Touche LLP

Costa Mesa, California
March 16, 2007 (July 31, 2007, as to the effects of the restatement discussed in Note 17)

ALLIANCE IMAGING, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,	December 31,
	2005	2006
	(as restated, see Note 17)	(as restated, see Note 17)
ASSETS
Current assets:
Cash and cash equivalents	$13,421	$16,440
Accounts receivable, net of allowance for doubtful accounts of $5,858 in 2005 and $6,629 in 2006	48,236	51,569
Deferred income taxes	6,186	20,199
Prepaid expenses and other current assets	3,686	4,211
Other receivables	8,983	8,096
Total current assets	80,512	100,515
Equipment, at cost	752,128	769,967
Less accumulated depreciation	(393,179)	(425,790)
Equipment, net	358,949	344,177
Goodwill	154,656	150,069
Other intangible assets, net of accumulated amortization of $20,701 in 2005 and $25,635 in 2006	39,071	35,782
Deferred financing costs, net of accumulated amortization of $8,492 in 2005 and $6,469 in 2006	8,236	6,947
Other assets	33,918	27,036
Total assets	$675,342	$664,526
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$23,672	$14,525
Accrued compensation and related expenses	14,088	16,993
Accrued interest payable	4,561	4,320
Income taxes payable	87	637
Other accrued liabilities	29,064	32,331
Current portion of long-term debt	7,781	2,858
Total current liabilities	79,253	71,664
Long-term debt, net of current portion	418,260	373,026
Senior subordinated notes	153,541	153,541
Minority interests and other liabilities	4,400	4,376
Deferred income taxes	60,144	78,893
Total liabilities	715,598	681,500
Commitments and Contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized and no shares issued and outstanding
Common stock, $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding - 49,572,206 at December 31, 2005 and 49,906,832 at December 31, 2006	496	499
Additional paid-in deficit	(11,876)	(7,070)
Accumulated comprehensive income	1,515	1,356
Accumulated deficit	(30,391)	(11,759)
Total stockholders’ deficit	(40,256)	(16,974)
Total liabilities and stockholders’ deficit	$675,342	$664,526

See accompanying notes.

ALLIANCE IMAGING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2005	2006
	(as restated, see Note 17)	(as restated, see Note 17)	(as restated, see Note 17)
Revenues	$432,080	$430,788	$455,775
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	217,605	226,294	244,254
Selling, general and administrative expenses	48,142	48,077	53,955
Employment agreement costs	2,064	366	—
Severance and related costs	1,223	826	745
Loss on early retirement of debt	44,393	—	—
Depreciation expense	80,488	82,505	83,397
Amortization expense	3,522	3,954	4,933
Interest expense, net of interest income of $215 in 2004, $608 in 2005 and $697 in 2006	44,502	34,203	41,078
Other (income) and expense, net	(484)	(399)	45
Total costs and expenses	441,455	395,826	428,407
(Loss) income before income taxes, minority interest expense and earnings from unconsolidated investees	(9,375)	34,962	27,368
Income tax (benefit) expense	(6,955)	14,758	12,032
Minority interest expense	2,373	1,718	2,075
Earnings from unconsolidated investees	(4,029)	(3,343)	(5,371)
Net (loss) income	$(764)	$21,829	$18,632
Comprehensive (loss) income, net of taxes:
Net (loss) income	$(764)	$21,829	$18,632
Unrealized (loss) gain on hedging transactions, net of related tax effects of $830 in 2005 and $109 in 2006	—	1,515	(159)
Comprehensive (loss) income	$(764)	$23,344	$18,473
(Loss) earnings per common share:
Basic	$(0.02)	$0.44	$0.37
Diluted	$(0.02)	$0.43	$0.37
Weighted average number of shares of common stock and common stock equivalents:
Basic	48,350	49,378	49,780
Diluted	48,350	50,262	50,335

See accompanying notes.

ALLIANCE IMAGING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2004	2005	2006
	(as restated, see Note 17)	(as restated, see Note 17)	(as restated, see Note 17)
Operating activities:
Net (loss) income	$(764)	$21,829	$18,632
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	809	2,638	3,901
Non-cash share-based compensation	322	278	2,751
Depreciation and amortization	84,010	86,459	88,330
Amortization of deferred financing costs	3,039	2,203	1,597
Adjustment of swaps to fair value	463	(3,288)	1,097
Loss on early retirement of debt	44,393	—	—
Distributions (less than) greater than equity in undistributed income of investee	(1,359)	(478)	728
Deferred income taxes	921	14,122	9,755
Excess tax benefit from non-cash share-based compensation	—	—	(229)
(Gain) loss on sale of assets	(483)	(400)	45
Changes in operating assets and liabilities:
Accounts receivable	(5,679)	3,062	(7,302)
Prepaid expenses and other current assets	(364)	(583)	(525)
Other receivables	(348)	(5,586)	887
Other assets	(1,056)	(1,390)	100
Accounts payable	4,525	1,716	(10,859)
Accrued compensation and related expenses	5,829	(1,768)	2,905
Accrued interest payable	(6,359)	3,844	(241)
Income taxes payable	(9,272)	(778)	550
Other accrued liabilities	2,117	4,983	3,828
Minority interests and other liabilities	154	211	(112)
Net cash provided by operating activities	120,898	127,074	115,838
Investing activities:
Equipment purchases	(85,676)	(76,460)	(75,007)
Decrease (increase) in deposits on equipment	7,004	(9,652)	4,955
Acquisitions, net of cash received	—	(50,207)	—
Investment in unconsolidated joint ventures	(3,145)	—	—
Proceeds from sale of assets	6,259	1,882	6,532
Net cash used in investing activities	(75,558)	(134,437)	(63,520)
Financing activities:
Principal payments on equipment debt	(6,050)	(7,004)	(3,461)
Proceeds from equipment debt	4,176	1,450	—
Principal payments on term loan facility	(51,250)	(25,000)	(17,675)
Proceeds from term loan facility	154,000	—	—
Principal payments on revolving loan facility	—	(39,500)	(57,000)
Proceeds from revolving loan facility	—	69,000	27,500
Principal payments on senior subordinated notes	(256,459)	—	—
Proceeds from senior subordinated notes	150,000	—	—
Payments of debt issuance costs	(8,327)	(1,175)	(308)
Payments of debt retirement costs	(35,532)	—	—
Proceeds from exercise of employee stock options	3,842	2,292	1,416
Net proceeds from issuance of common stock	50	—	—
Excess tax benefit from non-cash share-based compensation	—	—	229
Net cash (used in) provided by financing activities	(45,550)	63	(49,299)
Net (decrease) increase in cash and cash equivalents	(210)	(7,300)	3,019
Cash and cash equivalents, beginning of year	20,931	20,721	13,421
Cash and cash equivalents, end of year	$20,721	$13,421	$16,440
Supplemental disclosure of cash flow information:
Interest paid	$47,573	$32,052	$39,302
Income taxes paid, net of refunds	395	1,356	2,059
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$261	$9,261	$6,851
Capital lease obligations assumed for the purchase of equipment	—	3,924	3,251
Capital lease obligation transferred for the sale of equipment	—	—	(2,772)
Comprehensive income (loss) from hedging transactions, net of taxes	—	1,515	(159)

See accompanying notes.

ALLIANCE IMAGING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(dollars in thousands)

			Additional
			Paid-In	Accumulated		Total
	Common Stock		Capital	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	(Deficit)	Income (Loss)	Deficit	Deficit
Balance at December 31, 2003	47,958,987	$480	$(19,822)	—	$(51,456)	$(70,798)
Exercise of common stock options	1,033,850	10	3,832	—	—	3,842
Issuance of common stock to officer	11,933	—	50	—	—	50
Issuance of common stock under directors’ deferred compensation plan	19,826	—	124	—	—	124
Non-cash share-based compensation	—	—	322	—	—	322
Stock option income tax benefit adjustment	—	—	(304)	—	—	(304)
Net loss (as restated, see Note 17)	—	—	—	—	(764)	(764)
Balance at December 31, 2004 (as restated, see Note 17)	49,024,596	490	(15,798)	—	(52,220)	(67,528)
Exercise of common stock options	547,610	6	2,286	—	—	2,292
Non-cash share-based compensation	—	—	278	—	—	278
Stock option income tax benefit	—	—	1,358	—	—	1,358
Unrealized gain on hedging transaction, net of tax (as restated, see Note 17)	—	—	—	1,515	—	1,515
Net income (as restated, see Note 17)	—	—	—	—	21,829	21,829
Balance at December 31, 2005 (as restated, see Note 17)	49,572,206	496	(11,876)	1,515	(30,391)	(40,256)
Exercise of common stock options	321,425	3	1,413	—	—	1,416
Issuance of common stock under directors’ deferred compensation plan	13,201	—	76	—	—	76
Non-cash share-based compensation			2,751	—	—	2,751
Directors’ deferred compensation		—	337	—	—	337
Stock option income tax benefit			229	—	—	229
Unrealized loss on hedging transaction, net of tax (as restated, see Note 17)			—	(159)	—	(159)
Net income (as restated, see Note 17)	—	—	—	—	18,632	18,632
Balance at December 31, 2006 (as restated, see Note 17)	49,906,832	$499	$(7,070)	$1,356	$(11,759)	$(16,974)

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

Derivatives   The Company accounts for derivative instruments and hedging activities in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities” (“SFAS 138”), an amendment of SFAS 133. On the date the Company enters into a derivative contract, management may designate the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company’s derivatives are recorded on the balance sheet at their fair value. For derivatives accounted for as cash flow hedges any unrealized gains or losses on fair value are included in comprehensive (loss) income, net of tax, assuming perfect effectiveness. Any ineffectiveness is required to be recognized in earnings.

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

Fair Values of Financial Instruments   The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value based on the short-term maturity of these instruments. The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate fair value based on the short-term nature of these accounts. The carrying amount reported in the balance sheet for long-term debt under the Company’s Credit Agreement approximates fair value, as these borrowings have variable rates that reflect currently available terms and conditions for similar debt. The fair value of the Company’s senior subordinated notes and its equipment loans was $141,243 and $153,288 compared to the carrying amount reported on the balance sheet of $165,207 and $162,225 as of December 31, 2005 and 2006, respectively. The fair value of the Company’s senior subordinated notes was based upon the bond trading prices at December 31, 2005 and 2006, respectively. The fair value of the equipment loans was estimated using discounted cash flow analyses, based on the Company’s current incremental rates for similar types of equipment loans.

Use of Estimates   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive (Loss) Income   The Company reports comprehensive (loss) income in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). For the years ended December 31, 2004, 2005, and 2006, the Company had entered into interest rate swap agreements and interest rate collar agreements, as discussed in Note 9. Unrealized gains and losses related to the collars are classified as a component of comprehensive (loss) income. Unrealized gains and losses related to the swaps are recorded in interest expense, as these transactions do not qualify for hedge accounting treatment.

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

In June 2005, the FASB issued Emerging Issues Task Force Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” (“EITF 04-05”). EITF 04-05 clarifies how general partners in a limited partnership should determine whether they control a limited partnership. A general partner of a limited partnership is presumed to control the limited partnership unless the limited partners have substantive kick-out rights or participating rights. For general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, EITF 04-05 is effective after June 29, 2005. For general partners in all other limited partnerships, EITF 04-05 is effective for the first period in fiscal years beginning after December 15, 2005. The Company adopted EITF 04-05 in the fiscal year beginning January 1, 2006. The adoption of EITF 04-05 did not have an impact on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” (“FASB 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the provisions of FIN 48 and the impact on its consolidated financial position and results of operations which the Company will adopt on January 1, 2007.

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

In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company’s common stock, of which 35,000 options were outstanding at December 31, 2006. The exercise prices of these options and the fair value of the Company’s common stock on the grant date were $5.60 and $9.52 per share, respectively. The Company recorded non-cash share-based compensation of $48 and $24, respectively, for the years ended 2004 and 2005, with an offset to paid-in-capital deficit. As the Company adopted SFAS 123(R) effective January 1, 2006, any non-cash share-based compensation as a result of granting these stock options is included in the Company’s consolidated total of share-based compensation of $2,751 for the year ended December 31, 2006.

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

The following table summarizes the Company’s stock option activity:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding at December 31, 2003	4,820,880	$4.86
Granted	987,500	3.92
Exercised	(1,033,850)	3.72
Canceled	(1,085,420)	5.75
Outstanding at December 31, 2004	3,689,110	4.67
Granted	1,078,500	10.88
Exercised	(547,610)	4.19
Canceled	(648,725)	6.71
Outstanding at December 31, 2005	3,571,275	6.25
Granted	1,251,500	5.15
Exercised	(321,425)	4.41
Canceled	(407,025)	7.49
Outstanding at December 31, 2006	4,094,325	$5.93	7.46	$14,231
Vested and expected to vest in the future at December 31, 2006	3,875,386	$5.91	8.08	$13,448
Exercisable at December 31, 2006	1,263,884	$5.18	6.22	$4,180

The following table summarizes information about all stock options outstanding at December 31, 2006:

		Weighted Average
Options	Exercise	Remaining	Options	Exercise
Outstanding	Price	Contractual Life	Exercisable	Price
		(years)
64,000	5.60	2.84	64,000	5.60
35,000	5.60	3.83	35,000	5.60
20,000	13.00	4.59	20,000	13.00
10,000	13.00	4.64	10,000	13.00
1,000,000	5.27	6.00	600,000	5.27
146,300	5.19	6.04	80,730	5.19
400,000	2.95	6.27	240,000	2.95
28,000	4.95	6.37	16,800	4.95
40,000	3.55	6.65	20,000	3.55
307,650	3.67	7.01	77,993	3.67
50,750	4.04	7.42	20,300	4.04
15,000	6.94	7.77	10,000	6.94
2,500	10.98	7.96	1,667	10.98
479,125	12.35	8.01	28,961	12.35
68,000	9.60	8.23	13,600	9.60
15,000	9.17	8.24	3,000	9.17
50,000	10.71	8.42	10,000	10.71
150,000	5.56	8.92	7,500	5.56
6,000	7.75	8.77	2,000	7.75
1,000	5.62	8.96	333	5.62
10,000	11.18	8.53	2,000	11.18
811,000	4.19	9.09	—	4.19
5,000	6.28	9.58	—	6.28
5,000	6.28	9.58	—	6.28
35,000	6.46	9.63	—	6.46
50,000	6.42	9.64	—	6.42
5,000	7.91	9.77	—	7.91
35,000	8.24	9.79	—	8.24
200,000	7.49	9.87	—	7.49
50,000	6.26	9.95	—	6.26
4,094,325	$5.93	7.46	1,263,884	$5.18

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

	2004	2005
Net (loss) income:
As reported	$(764)	$21,829
Add: Non-cash share-based compensation expense included in reported net income, net of related tax effects	190	167
Deduct: Non- cash share-based compensation expense determined under fair value based method, net of related tax effects	(951)	(1,370)
Pro forma net (loss) income	$(1,525)	$20,626
Basic (loss) earnings per share:
As reported	$(0.02)	$0.44
Pro forma	(0.03)	0.42
Diluted (loss) earnings per share:
As reported	(0.02)	0.43
Pro forma	(0.03)	0.41

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

10 3/8% Senior Subordinated Notes   In December 2004 the Company completed a cash tender offer (the “Tender Offer”) for any and all of its outstanding 10 3/8% Notes. The Company redeemed the 10 3/8% Notes at a redemption price equal to 113.856% of the principal amount, together with the accrued interest to the redemption date. The Company incurred a loss on early retirement of debt of $44,393 for the tender offer which represents the tender premium and consent payment to redeem the 10 3/8% Notes, write off of unamortized debt issuance costs related to the retired debt, and fees and expenses related to the redemption of the 10 3/8% Notes. The Company used the remaining proceeds from Tranche C1, proceeds from the sale of the 7 1/4% Notes described below, and existing cash to settle the tender premium and consent payment. At December 31, 2006, the Company had $3,541 remaining of the original $260,000 10 3/8% Notes. As of December 31, 2006, the Company was in compliance with all covenants contained in its 10 3/8% Notes.

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

The maturities of long-term debt as of December 31, 2006 are as follows:

	Bank Credit Facilites	Subordinated	Equipment
	Tranche C1	Notes	Loans	Total
Year ending December 31:
2007	$—	$—	$2,858	$2,858
2008	—	—	2,380	2,380
2009	—	—	1,888	1,888
2010	600	—	1,146	1,746
2011	366,600	3,541	392	370,533
Thereafter	—	150,000	20	150,020
	$367,200	$153,541	$8,684	$529,425

8.   (Loss) Earnings Per Common Share

The following table sets forth the computation of basic and diluted (loss) earnings per share (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2004	2005	2006
Numerator:
Net (loss) income	$(764)	$21,829	$18,632
Denominator:
Weighted-average shares—basic	48,350	49,378	49,780
Effect of dilutive securities:
Employee stock options	—	884	555
Weighted-average shares—diluted	48,350	50,262	50,335
(Loss) earnings per common share:
Basic	$(0.02)	$0.44	$0.37
Diluted	$(0.02)	$0.43	$0.37
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	1,291	1,279	801
Average exercise price per share that exceeds average market price of common stock	$8.19	$11.60	$11.28

9.   Derivatives

In the second quarter of 2004, the Company entered into interest rate swap agreements, with notional amounts of $56,813, $46,813 and $48,438 to manage the future cash interest payments associated with a portion of the Company’s variable rate bank debt. These agreements are three years in length and mature in 2007. As of December 31, 2005, and 2006 the fair value of the Company’s interest rate swap agreements was $2,824 and $1,726, respectively. Under these arrangements, the Company receives three-month LIBOR and pays a fixed rate of 3.15%, 3.89% and 3.69%, respectively. The net effect is to record interest expense at fixed rates of 5.65%, 6.39% and 6.19%, respectively, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the years ended December 31, 2004, 2005 and 2006, the Company received a net settlement amount of $1,020, $756, and $2,148, respectively. Changes in the fair value of the swap agreements are recorded in interest expense each period, as these transactions do not qualify for hedge accounting treatment (see Note 17). For the years ended December 31, 2004, 2005 and 2006, the Company recognized interest expense of $463, a reduction of interest expense of $3,288, and interest expense of $1,097, based on the change in fair value of these instruments, respectively. The Company will continue to record subsequent changes in the fair value of the swaps through interest expense.

In the first quarter of 2005, the Company entered into multiple interest rate collar agreements for its variable rate bank debt. The total underlying notional amount of the debt was $178,000. Under these arrangements the Company has purchased a cap on the interest rate of 4.00% and has sold a floor of 2.25%. The Company paid a net purchase price of $1,462 for these collars. These agreements are two and three years in length and mature at various dates between January 2007 and January 2008. As of December 31, 2005 and 2006, the fair value of the Company’s interest rate collar agreements was $2,525 and $2,258. For the year ended December 31, 2005, the Company did not record any net settlement amount. For the year ended December 31, 2006, the Company received a net settlement amount of $1,271. The Company has designated these collars as cash flow hedges of variable future cash flows associated with its long-term debt. For the years ended December 31, 2005 and 2006, the Company included $1,515, and ($159) net of tax, respectively, in other comprehensive income (loss) based on the change in fair value of these instruments. The Company will record subsequent changes in the fair value of the collars through comprehensive (loss) income during the period these instruments are designated as hedges.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At December 31, 2006 the Company has determined that no liability is necessary related to these guarantees and indemnities.

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

12.   Income Taxes

The (benefit) provision for income taxes shown in the consolidated statements of operations consists of the following:

	Year Ended December 31,
	2004	2005	2006
Current:
Federal	$(5,099)	$649	$1,055
State	732	9	680
Total current	(4,367)	658	1,735
Deferred:
Federal	(1,716)	11,387	9,362
State	(872)	2,713	935
Total deferred	(2,588)	14,100	10,297
Total (benefit) provision for income taxes	$(6,955)	$14,758	$12,032

Significant components of the Company’s net deferred tax assets (liabilities) at December 31 are as follows:

	2005	2006
Basis differences in equipment	$(87,601)	$(80,714)
Basis differences in intangible assets	(11,315)	(11,815)
Net operating losses	60,345	24,910
Accounts receivable	2,248	2,537
State income taxes	4,065	4,376
Accruals not currently deductible for income tax purposes	5,485	8,321
Basis differences associated with acquired investments	(6,097)	(6,372)
Other	(2,975)	63
Total deferred taxes	(35,845)	(58,694)
Valuation allowance	(18,113)	—
Net deferred taxes	$(53,958)	$(58,694)
Current deferred tax asset	$6,186	$20,199
Noncurrent deferred tax liability	(60,144)	(78,893)
Net deferred taxes	$(53,958)	$(58,694)

A reconciliation of the expected total (benefit) provision for income taxes, computed using the federal statutory rate on income (loss) is as follows:

	Year Ended December 31,
	2004	2005	2006
U.S. Federal tax (benefit) expense at statutory rates	$(3,281)	$12,237	$9,578
State income taxes, net of federal benefit	(91)	1,909	1,050
Performance based stock options	569	—	—
Minority interest expense	(830)	(601)	(726)
Earnings from unconsolidated investees	1,410	1,170	1,880
Tax settlement	(5,095)	—	—
Other	363	43	250
(Benefit) provision for income taxes	$(6,955)	$14,758	$12,032

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

	Year Ended December 31,
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

As discussed in Note 17, the consolidated financial statements for fiscal 2006 and 2005 have been restated.

	Quarter Ended
	Mar. 31, 2005	Jun. 30, 2005	Sep. 30, 2005	Dec. 31, 2005
As Restated:
Revenues	$105,964	$108,434	$106,198	$110,192
Cost of revenues, excluding depreciation and amortization	53,936	53,892	55,901	62,565
Interest expense, net of interest income	6,627	10,442	7,713	9,421
Income before income taxes, minority interest expense and earnings from unconsolidated investees	12,429	9,022	9,459	4,052
Net income	7,595	5,595	5,853	2,786
Earnings per common share:
Basic	$0.15	$0.11	$0.12	$0.06
Diluted	$0.15	$0.11	$0.12	$0.06

	Quarter Ended
	Mar. 31, 2005	Jun. 30, 2005	Sep. 30, 2005	Dec. 31, 2005
As Previously Reported:
Revenues	$105,964	$108,434	$106,198	$110,192
Cost of revenues, excluding depreciation and amortization	53,936	53,892	55,901	62,565
Interest expense, net of interest income	9,061	9,508	9,117	9,805
Income before income taxes, minority interest expense and earnings from unconsolidated investees	9,995	9,956	8,055	3,668
Net income	$6,135	$6,155	$5,011	$2,548
Earnings per common share:
Basic	$0.12	$0.12	$0.10	$0.05
Diluted	$0.12	$0.12	$0.10	$0.05

	Quarter Ended
	Mar. 31, 2006	Jun. 30, 2006	Sep. 30, 2006	Dec. 31, 2006
As Restated:
Revenues	$115,343	$115,305	$113,468	$111,659
Cost of revenues, excluding depreciation and amortization	59,867	62,593	60,163	61,631
Interest expense, net of interest income	9,774	10,022	11,038	10,244
Income before income taxes, minority interest expense and earnings from unconsolidated investees	8,484	7,140	6,724	5,019
Net income	5,333	5,066	4,304	3,929
Earnings per common share:
Basic	$0.11	$0.10	$0.09	$0.08
Diluted	$0.11	$0.10	$0.09	$0.08

	Quarter Ended
	Mar. 31, 2006	Jun. 30, 2006	Sep. 30, 2006	Dec. 31, 2006
As Previously Reported:
Revenues	$115,343	$115,305	$113,468	$111,659
Cost of revenues, excluding depreciation and amortization	59,867	62,593	60,163	61,631
Interest expense, net of interest income	10,216	10,074	10,053	9,638
Income before income taxes, minority interest expense and earnings from unconsolidated investees	8,042	7,088	7,709	5,626
Net income	$5,068	$5,035	$4,895	$4,290
Earnings per common share:
Basic	$0.10	$0.10	$0.10	$0.09
Diluted	$0.10	$0.10	$0.10	$0.08

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

17.   Restatement of Previously Issued Financial Statements

Subsequent to the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Company identified an error with respect to the accounting for interest rate swap agreements. As discussed in Note 9, the swap agreements were executed in 2004 and mature at various dates in 2007. Since inception, the Company had recorded the unrealized gains and losses in fair value of the swap agreements as a component of other comprehensive income (loss). The Company has determined that these transactions do not meet the requirements for hedge accounting treatment and any unrealized gains or losses should have been recognized in the results of operations as interest expense.

Effects of Restatement

To correct this error, the Company has restated the accompanying consolidated balance sheets as of December 31, 2006 and 2005, and its consolidated statements of operations and comprehensive (loss) income, consolidated statements of cash flows and consolidated statements of stockholders’ deficit for the years ended December 31, 2006, 2005, and 2004, and the notes to the consolidated financial statements for such periods as appropriate.

The following is a summary of the corrections described above:

NET (LOSS) INCOME, COMPREHENSIVE (LOSS) INCOME, AND (LOSS) EARNINGS PER COMMON SHARE
(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2005	2006
Net (loss) income as previously reported	$(486)	$19,849	$19,288
Adjustments:
Interest expense, net of related tax effects	(278)	1,980	(656)
Net (loss) income as restated	$(764)	$21,829	$18,632
Comprehensive (loss) income as previously reported:	$(764)	$23,344	$18,473
Adjustments:
Adjustments to net (loss) income as restated	(278)	1,980	(656)
Unrealized gain (loss) on hedging transactions, net of related tax effects	278	(1,980)	656
Comprehensive (loss) income as restated	$(764)	$23,344	$18,473
(Loss) earnings per common share as previously reported:
Basic	$(0.01)	$0.40	$0.39
Diluted	$(0.01)	$0.39	$0.38
(Loss) earnings per common share as restated:
Basic	$(0.02)	$0.44	$0.37
Diluted	$(0.02)	$0.43	$0.37

CONSOLIDATED BALANCE SHEETS
AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	As previously		As
	reported	Adjustments	restated
As of December 31, 2006
Accumulated comprehensive income	$2,402	$(1,046)	$1,356
Accumulated deficit	(12,805)	1,046	(11,759)
As of December 31, 2005
Accumulated comprehensive income	$3,217	$(1,702)	$1,515
Accumulated deficit	(32,093)	1,702	$(30,391)
As of December 31, 2004
Accumulated comprehensive income	$(278)	$278	$—
Accumulated deficit	(51,942)	(278)	(52,220)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share amounts)

	As previously		As
	reported	Adjustments	restated
Year Ended December 31, 2006
Interest expense, net of interest income	$39,981	$1,097	$41,078
Total costs and expenses	427,310	1,097	428,407
Income before income taxes, minority interest expense, and earnings from unconsolidated investees	28,465	(1,097)	27,368
Income tax expense	12,473	(441)	12,032
Net income	19,288	(656)	18,632
Unrealized (loss) gain on hedging transactions, net of taxes	(815)	656	(159)
Earnings per common share:
Basic	0.39	(0.02)	0.37
Diluted	0.38	(0.01)	0.37
Year Ended December 31, 2005
Interest expense, net of interest income	$37,491	$(3,288)	$34,203
Total costs and expenses	399,114	(3,288)	395,826
Income before income taxes, minority interest expense, and earnings from unconsolidated investees	31,674	3,288	34,962
Income tax expense	13,450	1,308	14,758
Net income	19,849	1,980	21,829
Unrealized gain on hedging transactions, net of taxes	3,495	(1,980)	1,515
Earnings per common share:
Basic	0.40	0.04	0.44
Diluted	0.39	0.04	0.43
Year Ended December 31, 2004
Interest expense, net of interest income	$44,039	$463	$44,502
Total costs and expenses	440,992	463	441,455
Loss before income taxes, minority interest expense, and earnings from unconsolidated investees	(8,912)	(463)	(9,375)
Income tax benefit	(6,770)	(185)	(6,955)
Net loss	(486)	(278)	(764)
Unrealized (loss) gain on hedging transactions, net of taxes	(278)	278	—
Loss per common share:
Basic	(0.01)	(0.01)	(0.02)
Diluted	(0.01)	(0.01)	(0.02)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	As previously		As
	reported	Adjustments	restated
Year Ended December 31, 2006
Net income	$19,288	$(656)	$18,632
Adjustment of swaps to fair value	—	1,097	1,097
Deferred income taxes	10,196	(441)	9,755
Supplemental disclosure of non-cash investing and financing activities:
Comprehensive loss from hedging transactions, net of taxes	(815)	656	(159)
Year Ended December 31, 2005
Net income	$19,849	$1,980	$21,829
Adjustment of swaps to fair value	—	(3,288)	(3,288)
Deferred income taxes	12,814	1,308	14,122
Supplemental disclosure of non-cash investing and financing activities:
Comprehensive income from hedging transactions, net of taxes	3,495	(1,980)	1,515
Year Ended December 31, 2004
Net loss	$(486)	$(278)	$(764)
Adjustment of swaps to fair value	—	463	463
Deferred income taxes	1,106	(185)	921
Supplemental disclosure of non-cash investing and financing activities:
Comprehensive (loss) income from hedging transactions, net of taxes	(278)	278	—

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

In connection with the restatement and the filing of this Form 10-K/A, we, with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, re-evaluated our disclosure controls and procedures.  In performing the re-evaluation, we considered the effects of the restatement that resulted from the error in the accounting for interest rate swap agreements. Based on the foregoing re-evaluation of our disclosure controls and procedures as of the end of the quarter covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 16, 2007 (July 31, 2007 as to the effects of the restatement discussed in Note 17), expressed an unqualified opinion and included explanatory paragraphs relating to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on those financial statements and financial statement schedule and the restatement discussed in Note 17.

DELOITTE & TOUCHE LLP

Costa Mesa, California
March 16, 2007

Item 9B.               Other Information

None

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

The information required by Item 10 of Form 10-K, other than that relating to identification of our executive officers, will be included in our 2007 definitive proxy statement and is incorporated herein by reference. The information required by Item 10 of Form 10-K relating to identification of our executive officers is incorporated by reference from Item 1 of this Form 10-K/A.

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

The information required by Item 12 of Form 10-K with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from Item 5 of Part II of this Form 10-K/A.

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

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)           The following documents are filed as part of this Form 10-K/A:

1.                Financial Statements:

A listing of the Consolidated Financial Statements of Alliance Imaging, Inc., related notes and Report of Independent Registered Public Accounting Firm is set forth in Item 8 of this report on Form 10-K/A.

2.                Financial Statement Schedules:

The following Financial Statement Schedule for the years ended December 31, 2006, 2005 and 2004 is set forth on page 96 of this report on Form 10-K/A:

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

21.1	List of subsidiaries.(15)
23.1	Consent of Independent Registered Public Accounting Firm.(16)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(16)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(16)
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

(12)   Incorporated by reference to Item 1.01, of the Company’s Current Report on Form 8-K, dated October 17, 2006 (File No. 001-16609).

(13)   Incorporated by reference to Item 5.02(c) of the Company’s Current Report on Form 8-K, dated November 13, 2006 (File No. 001-16609).

(14)   Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, dated November 22, 2006 (File No. 001-16609).

(15)   Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-16609).

(16)   Filed herewith

†                    Portions of this Exhibit have been redacted due to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE IMAGING, INC.
August 1, 2007	By:	/s/ PAUL S. VIVIANO
Paul S. Viviano,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 1, 2007.

Signature	Title
/s/ PAUL S. VIVIANO	Chairman of the Board and Chief Executive Officer
Paul S. Viviano	(Principal Executive Officer)
/s/ HOWARD K. AIHARA	Executive Vice President and Chief Financial Officer
Howard K. Aihara	(Principal Financial Officer)
/s/ NICHOLAS A. POAN	Senior Vice President, Finance, Corporate
Nicholas A. Poan	Controller and Chief Accounting Officer
(Principal Accounting Officer)
/s/ NEIL F. DIMICK	Director
Neil F. Dimick
/s/ ANTHONY B. HELFET	Director
Anthony B. Helfet
Director
Curtis S. Lane
/s/ MICHAEL P. HARMON	Director
Michael P. Harmon
Director
Stephen A. Kaplan
/s/ EDWARD L. SAMEK	Director
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