Form 10-Q/A
period 2007-03-31
ALLIANCE IMAGING INC /DE/
filed 2007-08-01
CIK 817135

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

ALLIANCE IMAGING, INC.

FORM 10-Q/A

For the Fiscal Quarter Ended March 31, 2007

Explanatory Note

Alliance Imaging, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “10-Q”), originally filed on May 10, 2007, to restate its condensed consolidated balance sheet as of March 31, 2007 and its condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of cash flows for the quarters ended March 31, 2007 and 2006, and related disclosures. Please refer to Note 13 to the accompanying condensed consolidated financial statements for additional information.

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

This Amendment No. 1 does not result in a change in the Company’s previously reported revenues, cash flow from operations or total cash and cash equivalents shown in its condensed consolidated financial statements. Furthermore, the Company has not modified or updated disclosures presented in this Form 10-Q/A, except as required to reflect the effects of the items discussed above. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the 10-Q or modify or update those disclosures affected by subsequent events or discoveries. Information not affected by these restatements is unchanged and reflects the disclosures made at the time of the original filing of the 10-Q on May 10, 2007.

The following items have been amended as a result of the restatements described above:

Part I—Item 1—Financial Statements

Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I—Item 3—Quantitative and Qualitative Disclosures About Market Risk

Part I—Item 4—Controls and Procedures

ALLIANCE  IMAGING,  INC.
FORM 10-Q/A
March 31, 2007
Index

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	December 31,	March 31,
	2006	2007
		(as restated, see Note 13)
ASSETS
Current assets:
Cash and cash equivalents	$16,440	$30,581
Accounts receivable, net of allowance for doubtful accounts	51,569	54,044
Deferred income taxes	20,199	23,473
Prepaid expenses and other current assets	4,211	3,747
Other receivables	8,096	9,927
Total current assets	100,515	121,772
Equipment, at cost	769,967	771,743
Less accumulated depreciation	(425,790)	(424,675)
Equipment, net	344,177	347,068
Goodwill	150,069	150,069
Other intangible assets, net	35,782	34,572
Deferred financing costs, net	6,947	6,677
Other assets	27,036	17,887
Total assets	$664,526	$678,045
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,525	$14,174
Accrued compensation and related expenses	16,993	15,733
Accrued interest payable	4,320	6,977
Income taxes payable	637	—
Other accrued liabilities	32,331	32,645
Current portion of long-term debt	2,858	2,704
Total current liabilities	71,664	72,333
Long-term debt, net of current portion	373,026	371,863
Senior subordinated notes	153,541	153,541
Minority interests and other liabilities	4,376	5,675
Deferred income taxes	78,893	84,578
Total liabilities	681,500	687,890
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Common stock	499	501
Additional paid-in deficit	(7,070)	(5,345)
Accumulated comprehensive income	1,356	1,087
Accumulated deficit	(11,759)	(6,088)
Total stockholders’ deficit	(16,974)	(9,845)
Total liabilities and stockholders’ deficit	$664,526	$678,045

See accompanying notes.

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share amounts)

	Quarter Ended March 31,
	2006	2007
	(as restated, see Note 13)	(as restated, see Note 13)
Revenues	$115,343	$109,406
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	59,867	56,177
Selling, general and administrative expenses	13,756	14,728
Severance and related costs	489	76
Depreciation expense	21,001	20,801
Amortization expense	1,244	1,210
Interest expense, net of interest income	9,774	10,074
Other (income) and expense, net	728	(320)
Total costs and expenses	106,859	102,746
Income before income taxes, minority interest expense and earnings from unconsolidated investees	8,484	6,660
Income tax expense	3,651	3,952
Minority interest expense	540	521
Earnings from unconsolidated investees	(1,040)	(3,484)
Net income	$5,333	$5,671
Comprehensive income, net of taxes:
Net income	$5,333	$5,671
Unrealized gain (loss) on hedging transactions, net of taxes	552	(269)
Comprehensive income	$5,885	$5,402
Earnings per common share:
Basic	$0.11	$0.11
Diluted	$0.11	$0.11
Weighted average number of shares of common stock and common stock equivalents:
Basic	49,608	49,955
Diluted	49,974	51,088

See accompanying notes.

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Quarter Ended March 31,
	2006	2007
	(as restated, see Note 13)	(as restated, see Note 13)
Operating activities:
Net income	$5,333	$5,671
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	761	832
Share-based payment	715	898
Depreciation and amortization	22,245	22,011
Amortization of deferred financing costs	396	397
Adjustment of swaps to fair value	(442)	672
Distributions less than than equity in undistributed income of investees	(489)	(421)
Deferred income taxes	3,419	2,844
Excess tax benefit from share-based payment arrangements	—	(254)
Loss (gain) on sale of assets	728	(320)
Changes in operating assets and liabilities:
Accounts receivable	(5,439)	(3,307)
Prepaid expenses and other current assets	850	464
Other receivables	(2,003)	(1,831)
Other assets	(306)	(1,128)
Accounts payable	(9,718)	(4,228)
Accrued compensation and related expenses	121	(1,260)
Accrued interest payable	2,996	2,657
Income taxes payable	151	(637)
Other accrued liabilities	339	333
Minority interests and other liabilities	(168)	1,299
Net cash provided by operating activities	19,489	24,692
Investing activities:
Equipment purchases	(24,331)	(24,764)
Decrease in deposits on equipment	5,734	13,455
Proceeds from sale of assets	427	1,392
Net cash used in investing activities	(18,170)	(9,917)
Financing activities:
Principal payments on equipment debt	(1,129)	(855)
Proceeds from equipment debt	—	138
Principal payments on term loan facility	—	(600)
Principal payments on revolving loan facility	(12,500)	(7,000)
Proceeds from revolving loan facility	8,500	7,000
Payments of debt issuance costs	(137)	(127)
Proceeds from exercise of employee stock options	270	556
Excess tax benefit from share-based payment arrangements	—	254
Net cash used in financing activities	(4,996)	(634)
Net (decrease) increase in cash and cash equivalents	(3,677)	14,141
Cash and cash equivalents, beginning of period	13,421	16,440
Cash and cash equivalents, end of period	$9,744	$30,581
Supplemental disclosure of cash flow information:
Interest paid	$6,977	$6,587
Income taxes paid, net of refunds	128	937
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$4,442	$938
Capital lease obligations assumed for the purchase of equipment debt	1,839	—
Equipment debt transferred to unconsolidated investee	(2,379)	—
Comprehensive income from hedging transactions, net of taxes	552	(269)

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

Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all majority owned subsidiaries over which the Company exercises control. Intercompany transactions have been eliminated. The Company records minority interest expense related to its consolidated subsidiaries which are not owned. Investments in non-consolidated investees are accounted for under the equity method. At March 31, 2006 and 2007, the Company had $229 and $3,877, respectively, in accounts payable related to deposits on equipment.

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

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS123R-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP”). The Company has elected to follow the alternative transition method as described in the FSP for computing its additional paid-in capital pool. In addition, the Company treats the tax deductions from stock options as being realized when they reduce taxes payable in accordance with the principles and timing under the relevant tax law.

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

Restricted Stock Awards

The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2007, the Company granted 625,000 restricted stock awards (“award”) to certain employees of the Company, with an effective grant date of January 1, 2007. These awards cliff vest after three years, provided that the employee remains continuously employed through the issuance date. The effectiveness of these awards is conditioned on shareholder approval of an increase in the number of shares of common stock that may be issued under the 1999 Equity Plan at the Annual Meeting. For the quarter ended March 31, 2007 the Company recorded non-cash share-based compensation expense related to these grants of $246.

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

7.   Derivatives

In the second quarter of 2004, the Company entered into interest rate swap agreements, with notional amounts of $56,813, $46,813 and $48,438 to manage the future cash interest payments associated with a portion of the Company’s variable rate bank debt. These agreements are three years in length and mature in the second and fourth quarters of 2007. As of March 31, 2006 and 2007, the fair value of the Company’s interest rate swap agreements was $3,266 and $1,055, respectively. Under these arrangements, the Company receives three-month London Interbank Offered Rate (“LIBOR”) and pays a fixed rate of 3.15%, 3.89% and 3.69%, respectively. The net effect is to record interest expense at fixed rates of 5.65%, 6.39% and 6.19%, respectively, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the quarter ended March 31, 2006 the Company paid a net settlement amount of $306. For the quarter ended March 31, 2007, the Company received a net settlement amount of $704. Changes in the fair value of the swap agreements are recorded in interest expense each period, as these transactions do not qualify for hedge accounting treatment. For the quarters ended March 31, 2006 and 2007, the Company recognized interest expense of $672 and a reduction to interest expense of $442, based on the change in fair value of these instruments, respectively. The Company will continue to record subsequent changes in the fair value of the swaps through interest expense.

In the first quarter of 2005, the Company entered into multiple interest rate collar agreements for its variable rate bank debt. The total underlying notional amount of the debt was $178,000. Under these arrangements the Company has purchased a cap on the interest rate of 4.00% and has sold a floor of 2.25%. The Company paid a net purchase price of $1,462 for these collars. These agreements are two and three years in length and mature at various dates between January 2007 and January 2008. As of March 31, 2006 and 2007, the fair value of the Company’s interest rate collar agreements was $3,446 and $1,810, respectively. For the quarters ended March 31, 2006 and 2007, the Company received a net settlement amount of $68 and $629, respectively. The Company has designated these collars as cash flow hedges of variable future cash flows associated with its long-term debt. For the quarters ended March 31, 2006 and 2007 the Company recognized $552 and ($269), net of tax, respectively, in other comprehensive income (loss) based on the change in fair value of these instruments. The Company will record subsequent changes in the fair value of the collars through comprehensive income during the period these instruments are designated as hedges.

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

8.   Income Taxes

For the quarter ended March 31, 2006 and 2007, the Company recorded a provision for income taxes of $3,651 and $3,952, or 40.6% and 41.1% of the Company’s pretax income, respectively. The Company’s effective tax rates were higher than the federal statutory rates primarily as a result of state income taxes.

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

As of January 1, 2007, the Company has recorded a liability of $1,495 for unrecognized tax benefits related to various federal and state income tax matters. This entire amount would reduce the Company’s effective income tax rate if recognized.

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

9.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended March 31,
	2006	2007
Numerator:
Net income	$5,333	$5,671
Denominator:
Denominator for basic earnings per share—weighted-average shares	49,608	49,955
Effect of dilutive securities:
Employee stock options	366	1,133
Denominator for diluted earnings per share—adjusted weighted-average shares	49,974	51,088
Earnings per common share:
Basic	$0.11	$0.11
Diluted	$0.11	$0.11
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	1,130	1,030
Average exercise price per share that exceeds average market price of common stock	$11.76	$9.91

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

13.   Restatement of Previously Issued Financial Statements

Subsequent to the filing of its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, the Company identified an error with respect to the accounting for interest rate swap agreements. As discussed in Note 7, the swap agreements were executed in 2004 and mature at various dates in 2007. Since inception, the Company had recorded the unrealized gains and losses in fair value of the swap agreements as a component of other comprehensive income (loss). The Company has determined that these transactions do not meet the requirements for hedge accounting treatment and any unrealized gains or losses should have been recognized in the results of operations as interest expense.

Effects of Restatement

To correct this error, the Company has restated the accompanying condensed consolidated balance sheet as of March 31, 2007, and its condensed consolidated statements of operations and comprehensive income and its condensed consolidated statements of cash flows for the quarters ended March 31, 2007 and 2006, and the notes to the condensed consolidated financial statements for such periods as appropriate. The Company corrected the accompanying Condensed Consolidated Balance Sheet as of December 31, 2006 in its Annual Report on Form 10-K/A filed on August 1, 2007.

The following is a summary of the corrections described above:

NET INCOME, COMPREHENSIVE INCOME, AND EARNINGS PER COMMON SHARE
(in thousands, except per share amounts)

	Quarter Ended March 31,
	2006	2007
Net income as previously reported	$5,068	$6,074
Adjustments:
Interest expense, net of related tax effects	265	(403)
Net income as restated	$5,333	$5,671
Comprehensive income as previously reported:	$5,885	$5,402
Adjustments:
Adjustments to net income as restated	265	(403)
Unrealized (loss) gain on hedging transactions, net of related tax effects	(265)	403
Comprehensive income as restated	$5,885	$5,402
Earnings per common share as previously reported:
Basic	$0.10	$0.12
Diluted	$0.10	$0.12
Earnings per common share as restated:
Basic	$0.11	$0.11
Diluted	$0.11	$0.11

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)

	As previously		As
	reported	Adjustments	restated
As of March 31, 2007
Accumulated comprehensive income	$1,730	$(643)	$1,087
Accumulated deficit	(6,731)	643	$(6,088)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share amounts)

	As previously		As
	reported	Adjustments	restated
Quarter Ended March 31, 2007
Interest expense, net of interest income	$9,402	$672	$10,074
Total costs and expenses	102,074	672	102,746
Income before income taxes, minority interest expense, and earnings from unconsolidated investees	7,332	(672)	6,660
Income tax expense	4,221	(269)	3,952
Net income	6,074	(403)	5,671
Unrealized (loss) gain on hedging transactions, net of taxes	(672)	403	(269)
Earnings per common share:
Basic	0.12	(0.01)	0.11
Diluted	0.12	(0.01)	0.11
Quarter Ended March 31, 2006
Interest expense, net of interest income	$10,216	$(442)	$9,774
Total costs and expenses	107,301	(442)	106,859
Income before income taxes, minority interest expense, and earnings from unconsolidated investees	8,042	442	8,484
Income tax expense	3,474	177	3,651
Net income	5,068	265	5,333
Unrealized gain (loss) on hedging transactions, net of taxes	817	(265)	552
Earnings per common share:
Basic	0.10	0.01	0.11
Diluted	0.10	0.01	0.11

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	As previously		As
	reported	Adjustments	restated
Quarter Ended March 31, 2007
Net income	$6,074	$(403)	$5,671
Adjustment of swaps to fair value	—	672	672
Deferred income taxes	3,113	(269)	2,844
Supplemental disclosure of non-cash investing and financing activities:
Comprehensive loss from hedging transactions, net of taxes	(672)	403	(269)
Quarter Ended March 31, 2006
Net income	$5,068	$265	$5,333
Adjustment of swaps to fair value	—	(442)	(442)
Deferred income taxes	3,242	177	3,419
Supplemental disclosure of non-cash investing and financing activities:
Comprehensive income from hedging transactions, net of taxes	817	(265)	552

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

Results of Operations

The discussion and analysis set forth below has been amended to reflect the restatement as described in the Explanatory Note to the amended Quarterly Report on Form 10 Q/A and in Note 13 of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Quarterly Report.

The following table shows our consolidated statements of income as a percentage of revenues for each of the quarters ended March 31:

	2006	2007
Revenues	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	51.9	51.3
Selling, general and administrative expenses	11.9	13.5
Severance and related costs	0.4	0.1
Depreciation expense	18.2	19.0
Amortization expense	1.1	1.1
Interest expense, net of interest income	8.5	9.2
Other (income) and expense, net	0.6	(0.3)
Total costs and expenses	92.6	93.9
Income before income taxes, minority interest expense and earnings from unconsolidated investees	7.4	6.1
Income tax expense	3.2	3.6
Minority interest expense	0.5	0.5
Earnings from unconsolidated investees	(0.9)	(3.2)
Net income	4.6%	5.2%

The table below provides MRI statistical information for each of the quarters ended March 31:

	2006	2007
MRI statistics
Average number of total systems	328.1	310.6
Average number of scan-based systems	279.7	256.6
Scans per system per day (scan-based systems)	9.36	9.12
Total number of scan-based MRI scans	182,422	162,800
Price per scan	$358.60	$360.69

The table below provides PET and PET/CT statistical information for each of the quarters ended March 31:

	2006	2007
PET and PET/CT statistics
Average number of systems	67.1	69.9
Scans per system per day	5.82	6.29
Total number of PET and PET/CT scans	24,464	27,713
Price per scan	$1,312	$1,221

Following are the components of revenue (in millions):

	2006	2007
Total MRI revenue	$71.9	$65.5
PET and PET/CT revenue	32.3	34.2
Other modalities and other revenue	11.1	9.7
Total	$115.3	$109.4

	2006	2007
Total fixed-revenue (in millions) for each of the quarters ended March 31:	$17.8	$18.1

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

Interest expense, net, increased $0.3 million, or 3.1%, to $10.1 million in the first quarter of 2007 compared to $9.8 million in the first quarter of 2006. Variability in the fair value of our interest rate swaps executed in 2004 accounted for a $1.1 million increase in interest expense. This increase was off by a decrease in interest expense due to higher average debt balances during 2006 as a result of the pay down of debt in the second half of 2006. These decreases were partially offset by higher average interest rates in the first quarter of 2007 on our variable rate term loans. The increase in interest rates on our variable rate term loans was partially offset by the execution of various interest rate swap and collar agreements in 2004 and 2005 to manage against future interest rate increases on a portion of our variable rate term loans.

Income tax expense was $4.0 million and $3.7 million in the first quarter of 2007 and 2006, respectively, resulting in effective tax rates of 41.1% and 40.6% in the first quarter of 2007 and 2006, respectively. Our effective tax rates were higher than the federal statutory rates principally as a result of state income taxes.

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

Our net income was $5.7 million, or $0.11 per share on a diluted basis, in the first quarter of 2007 compared to $5.3 million, or $0.11 per share on a diluted basis, in the first quarter of 2006.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A.        RISK FACTORS

We have included in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2006, a description of certain risks and uncertainties that could affect our business, future performance or financial condition. Among these risk factors are risk factors entitled:

•       “Loss of key executives and failure to attract qualified managers and sales persons could limit our growth and negatively impact our operations”; and

•       “We are controlled by a single stockholder who will be able to exert significant influence over matters requiring stockholder approval, including change of control transactions”.

These two risk factors are amended and superseded by the risk factors set forth below. The other risk factors disclosed in our Form 10-K/A shall remain in full force and affect.

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