Form 10-Q
period 2007-06-30
ALLIANCE IMAGING INC /DE/
filed 2007-08-09
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2007:

Common Stock, $.01 par value, 50,893,396 shares

ALLIANCE IMAGING, INC.
FORM 10-Q
June 30, 2007
Index

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	December 31,	June 30,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$16,440	$36,507
Accounts receivable, net of allowance for doubtful accounts	51,569	57,096
Deferred income taxes	20,199	24,538
Prepaid expenses and other current assets	4,211	6,067
Other receivables	8,096	7,832
Total current assets	100,515	132,040
Equipment, at cost	769,967	772,482
Less accumulated depreciation	(425,790)	(432,877)
Equipment, net	344,177	339,605
Goodwill	150,069	150,069
Other intangible assets, net	35,782	33,384
Deferred financing costs, net	6,947	6,337
Other assets	27,036	17,159
Total assets	$664,526	$678,594
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,525	$11,768
Accrued compensation and related expenses	16,993	13,092
Accrued interest payable	4,320	4,419
Income taxes payable	637	—
Other accrued liabilities	32,331	28,926
Current portion of long-term debt	2,858	3,042
Total current liabilities	71,664	61,247
Long-term debt, net of current portion	373,026	374,348
Senior subordinated notes	153,541	153,541
Minority interests and other liabilities	4,376	5,365
Deferred income taxes	78,893	87,691
Total liabilities	681,500	682,192
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Common stock	499	503
Additional paid-in deficit	(7,070)	(3,616)
Accumulated comprehensive income	1,356	825
Accumulated deficit	(11,759)	(1,310)
Total stockholders’ deficit	(16,974)	(3,598)
Total liabilities and stockholders’ deficit	$664,526	$678,594

See accompanying notes.

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Revenues	$115,305	$111,756	$230,648	$221,162
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	62,593	58,152	122,460	114,329
Selling, general and administrative expenses	13,611	14,543	27,367	29,271
Severance and related costs	47	164	536	240
Depreciation expense	20,919	20,788	41,920	41,589
Amortization expense	1,229	1,194	2,473	2,404
Interest expense, net of interest income	10,022	10,388	19,796	20,462
Other (income) and expense, net	(256)	(211)	472	(531)
Total costs and expenses	108,165	105,018	215,024	207,764
Income before income taxes, minority interest expense, and earnings from unconsolidated investees	7,140	6,738	15,624	13,398
Income tax expense	3,556	3,241	7,207	7,193
Minority interest expense	495	471	1,035	992
Earnings from unconsolidated investees	(1,977)	(1,752)	(3,017)	(5,236)
Net income	$5,066	$4,778	$10,399	$10,449
Comprehensive income, net of taxes:
Net income	$5,066	$4,778	$10,399	$10,449
Unrealized gain (loss) on hedging transactions, net of taxes	273	(262)	825	(531)
Comprehensive income	$5,339	$4,516	$11,224	$9,918
Earnings per common share:
Basic	$0.10	$0.09	$0.21	$0.21
Diluted	$0.10	$0.09	$0.21	$0.20
Weighted average number of shares of common stock and common stock equivalents:
Basic	49,758	50,462	49,684	50,210
Diluted	50,232	51,609	50,107	51,353

See accompanying notes.

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2006	2007
Operating activities:
Net income	$10,399	$10,449
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,593	2,334
Non-cash share-based compensation	1,308	1,845
Depreciation and amortization	44,393	43,993
Amortization of deferred financing costs	794	795
Adjustment of swaps to fair value	(494)	1,318
Distributions less than equity in undistributed income of investees	(188)	(469)
Deferred income taxes	6,552	5,361
Excess tax benefit from share-based payment arrangements	—	(567)
Loss (gain) on sale of assets	472	(531)
Changes in operating assets and liabilities:
Accounts receivable	(6,903)	(7,861)
Prepaid expenses and other current assets	(1,312)	(1,856)
Other receivables	(2,091)	264
Other assets	(848)	(945)
Accounts payable	(8,915)	(3,470)
Accrued compensation and related expenses	1,866	(3,901)
Accrued interest payable	128	99
Income taxes payable	(11)	(637)
Other accrued liabilities	1,934	(3,389)
Minority interests and other liabilities	(259)	989
Net cash provided by operating activities	48,418	43,821
Investing activities:
Equipment purchases	(43,035)	(34,935)
Decrease in deposits on equipment	10,388	9,814
Proceeds from sale of assets	2,322	1,978
Net cash used in investing activities	(30,325)	(23,143)
Financing activities:
Principal payments on equipment debt	(1,934)	(1,550)
Proceeds from equipment debt	—	138
Principal payments on term loan facility	(2,675)	(600)
Principal payments on revolving loan facility	(28,825)	(7,000)
Proceeds from revolving loan facility	13,500	7,000
Payments of debt issuance costs	(186)	(185)
Proceeds from exercise of employee stock options	1,029	1,019
Excess tax benefit from share-based payment arrangements	—	567
Net cash used in financing activities	(19,091)	(611)
Net (decrease) increase in cash and cash equivalents	(998)	20,067
Cash and cash equivalents, beginning of period	13,421	16,440
Cash and cash equivalents, end of period	$12,423	$36,507
Supplemental disclosure of cash flow information:
Interest paid	$19,676	$18,794
Income taxes paid, net of refunds	767	2,113
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$5,439	$1,016
Capital lease obligations assumed for the purchase of equipment debt	1,839	3,518
Equipment debt transferred to unconsolidated investee	(2,772)	—
Comprehensive income (loss) from hedging transactions, net of taxes	825	(531)

See accompanying notes.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

(Dollars in thousands, except per share amounts)

1.   Basis of Presentation, Principles of Consolidation, and Use of Estimates

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2006.

Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all majority owned subsidiaries over which the Company exercises control. Intercompany transactions have been eliminated. The Company records minority interest expense related to its consolidated subsidiaries which are not wholly owned. Investments in non-consolidated investees are accounted for under the equity method. At June 30, 2006 and 2007, the Company had $2,065 and $713, respectively, in accounts payable related to deposits on equipment.

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

Stock Option Plans and Awards

On November 2, 1999, in connection with a series of transactions contemplated by an Agreement and Plan of Merger between Viewer Acquisition Corp and the Company in November 1999, the Company adopted an employee stock option plan (the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 6,325,000 shares of the Company’s common stock became available for grant. On May 30, 2007 the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 8,025,000 shares. As of June 30, 2007, a total of 1,957,785 shares are available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to fair value of the Company’s common stock at the date of grant, except as noted below. All options have 10-year terms. A portion of the options vest in equal increments over five years and a portion vest after eight years (subject to acceleration if certain financial performance targets are achieved). The Company settles stock option exercises with newly issued shares of common stock.

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

	Six Months Ended June 30,
	2006	2007
Risk free interest rate	4.55%	4.74%
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	56.7%	60.4%
Average expected life (in years)	6.69	6.61

There were no stock options granted during the second quarters ended June 30, 2006 or 2007.

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

In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company’s common stock, of which 35,000 options were outstanding at June 30, 2007. The exercise prices of these options and the fair value of the Company’s common stock on the grant date were $5.60 and $9.52 per share, respectively.

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

The following table summarizes the Company’s stock option activity:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding at December 31, 2006	4,094,325	$5.93
Granted	655,500	7.28
Exercised	(321,180)	3.17
Canceled	(483,035)	5.92
Outstanding at June 30, 2007	3,945,610	$6.38	7.45	$13,124
Vested and expected to vest in the future at June 30, 2007	3,202,040	$6.31	7.13	$10,947
Exercisable at June 30, 2007	1,413,128	$5.95	5.75	$5,296

The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 and 2007 was $2.58 per share and $4.57 per share, respectively. The total intrinsic value of options exercised during the quarters ended June 30, 2006 and 2007 was $298 and $820, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2007 was $389 and $1,488, respectively. The total cash received from employees as a result of stock option exercises was $759 and $463 for the quarters ended June 30, 2006 and 2007, respectively. The total cash received from employees as a result of stock option exercises was $1,029 and $1,019 for the six months ended June 30, 2006 and 2007, respectively.

The following table summarizes the Company’s unvested stock option activity:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2006	2,830,441	$3.54
Granted	655,500	4.57
Vested	(547,309)	3.63
Canceled	(406,150)	3.26
Unvested at June 30, 2007	2,532,482	$3.79

At June 30, 2007, the total unrecognized fair value compensation cost related to unvested stock options granted to both employees and non-employees was $5,383, which is expected to be recognized over a remaining weighted-average period of 3.39 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations. The total fair value of shares vested during the quarter and six months ended June 30, 2006 was $167, and $1,024, respectively. The total fair value of shares vested during the quarter and six months ended June 30, 2007 was $45, and $1,986, respectively.

Restricted Stock Awards

The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2007, the Company granted 625,000 restricted stock awards (“award”) to certain employees of the Company, with an effective grant date of January 1, 2007. These awards cliff vest after three years, provided that the employee remains continuously employed through the issuance date. For the quarter and six months ended June 30, 2007 the Company recorded non-cash share-based compensation expense related to these grants of $252 and $498, respectively.

The following table summarizes the Company’s unvested restricted stock activity:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2006	—
Granted	625,000	$6.65
Vested	—
Canceled	—
Unvested at June 30, 2007	625,000	$6.65

At June 30, 2007, the total unrecognized fair value compensation cost related to restricted stock awards granted to employees was $2,533, which is expected to be recognized over a remaining weighted-average period of 2.51 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations.

Stock Bonus Award

During 2006 and 2007, the Company granted stock bonus awards (“award”) to certain employees of the Company. On the issuance date, the Company shall issue a number of shares of the Company’s common stock (“shares”), equal to the bonus award divided by the fair market value of the shares at that time, provided that the employee remains continuously employed through the issuance date. For the quarter and six months ended June 30, 2006, the Company recorded non-cash share based compensation expense related to these grants of $125 and $250, respectively. For the quarter and six months ended June 30, 2007 the Company recorded non-cash share based compensation expense related to these grants of $167 and $333, respectively.

At June 30, 2007, the total unrecognized fair value compensation cost related to the stock bonus awards granted to employees was $917, which is expected to be recognized over a remaining weighted-average period of 1.69 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations.

3.   Recent Accounting Pronouncements

Uncertainty in Income Taxes—In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” (“FASB 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material effect on the results of operations, financial condition or liquidity. See further discussion of FIN 48 at Note 8.

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

4.   Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2006	$150,069
Additions to goodwill during the period	—
Balance at June 30, 2007	$150,069

Intangible assets consisted of the following:

	December 31, 2006			June 30, 2007
	Gross Carrying	Accumulated	Intangible	Gross Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, net	Amount	Amortization	Assets, net
Amortizing intangible assets:
Customer contracts	$51,063	$(22,909)	$28,154	$51,063	$(24,946)	$26,117
Other	7,175	(2,726)	4,449	6,910	(3,092)	3,818
Total amortizing intangible assets	$58,238	$(25,635)	$32,603	$57,973	$(28,038)	$29,935
Intangible assets not subject to amortization			$3,179			$3,449
Total other intangible assets			$35,782			$33,384

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

Amortization expense for intangible assets subject to amortization was $1,229 and $1,194 for the quarters ended June 30, 2006 and 2007, respectively, and $2,473 and $2,404 for the six months ended June 30, 2006 and 2007, respectively. The intangible assets not subject to amortization represent certificate of needs and regulatory authority rights which have indefinite useful lives.

Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2007	$4,680
2008	4,467
2009	4,146
2010	4,077
2011	3,935

5.   Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31,	June 30,
	2006	2007
Accrued systems rental and maintenance costs	$2,596	$1,504
Accrued site rental fees	1,507	1,322
Accrued property and sales taxes payable	12,055	12,948
Accrued self-insurance expense	6,915	7,262
Other accrued expenses	9,258	5,890
Total	$32,331	$28,926

6.   Long-Term Debt and Senior Subordinated Credit Facility

Long-term debt consisted of the following:

	December 31,	June 30,
	2006	2007
Term loan facility	$367,200	$366,600
Senior subordinated notes	153,541	153,541
Equipment debt	8,684	10,790
Long-term debt, including current portion	529,425	530,931
Less current portion	2,858	3,042
Long-term debt	$526,567	$527,889

7.   Derivatives

In 2004, the Company entered into interest rate swap agreements, with notional amounts of $56,813, $46,813 and $48,438 to manage the future cash interest payments associated with a portion of the Company’s variable rate bank debt. These agreements are three years in length. Two of these agreements matured in the second quarter of 2007. One of these agreements will mature in the fourth quarter of 2007. As of June 30, 2006 and 2007, the fair value of the Company’s interest rate swap agreements was $3,318 and $408, respectively. Under these arrangements, the Company receives three-month London Interbank Offered Rate (“LIBOR”) and pays a fixed rate of 3.15%, 3.89% and 3.69%, respectively. The net effect is to record interest expense at fixed rates of 5.65%, 6.39% and 6.19%, respectively, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the quarter and six months ended June 30, 2006 the Company received net settlement amounts of $465 and $771, respectively. For the quarter and six months ended June 30, 2007, the Company received net settlement amounts of $314 and $1,017, respectively. Changes in the fair value of the swap agreements are recorded in interest expense each period, as these transactions do not qualify for hedge accounting treatment. For the quarter and six months ended June 30, 2006 the Company recognized a reduction to interest expense of $52 and $494, respectively, based on the change in the fair value of these instruments. For the quarter and six months ended June 30, 2007 the Company recognized interest expense of $647 and $1,318, respectively, based on the change in the fair value of these instruments. The Company will continue to record subsequent changes in the fair value of the swaps through interest expense.

In the first quarter of 2005, the Company entered into multiple interest rate collar agreements for its variable rate bank debt. The total underlying notional amount of the debt was $178,000. Under these arrangements the Company has purchased a cap on the interest rate of 4.00% and has sold a floor of 2.25%. The Company paid a net purchase price of $1,462 for these collars. These agreements are two and three years in length and mature at various dates between January 2007 and January 2008. As of June 30, 2006 and 2007, the fair value of the Company’s interest rate collar agreements was $3,901 and $1,393, respectively. For the quarter and six month period ended June 30, 2006, the Company received a net settlement amount of $287 and $355, respectively. For the quarter and six month period ended June 30, 2007, the Company received a net settlement amount of $468 and $1,096, respectively. The Company has designated these collars as cash flow hedges of variable future cash flows associated with its long-term debt. For the quarters ended June 30, 2006 and 2007, the Company recognized $273 and ($262), net of tax, respectively, in comprehensive income (loss), based on the change in fair value of these instruments. For the six months ended June 30, 2006 and 2007, the Company recognized $825, and ($531), net of tax, respectively, based on the change in fair value of these instruments. The Company will record subsequent changes in the fair value of the collars through comprehensive income (loss) during the period these instruments are designated as hedges.

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

8.   Income Taxes

For the quarter and six months ended June 30, 2007, the Company recorded a provision for income taxes of $3,241 and $7,193, or 40.4% and 40.8% of the Company’s pretax income, respectively. For the quarter and six months ended June 30, 2006, the Company recorded a provision for income taxes of $3,556 and $7,207, or 41.2% and 40.9% of the Company’s pretax income, respectively. The Company’s effective tax rates were higher than the federal statutory rates primarily as a result of state income taxes.

FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material effect on the results of operations, financial condition or liquidity.

As of January 1, 2007, the Company provided a liability of $1,495 for unrecognized tax benefits related to various federal and state income tax matters. This entire amount would reduce the Company’s effective income tax rate if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company had approximately $176 in accrued interest and penalties which is included as a component of the $1,495 unrecognized tax benefit noted above. The liability for the payment of interest and penalties did not materially change as of June 30, 2007.

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

9.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Numerator:
Net income	$5,066	$4,778	$10,399	$10,449
Denominator:
Denominator for basic earnings per share—weighted-average shares	49,758	50,462	49,684	50,210
Effect of dilutive securities:
Employee stock options	474	1,147	423	1,143
Denominator for diluted earnings per share—adjusted weighted-average shares	50,232	51,609	50,107	51,353
Earnings per common share:
Basic	$0.10	$0.09	$0.21	$0.21
Diluted	$0.10	$0.09	$0.21	$0.20
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	1,141	530	1,182	587
Average exercise price per share that exceeds average market price of common stock	$11.32	$11.79	$11.31	$11.59

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

In the normal course of business, the Company has made certain guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. The Company indemnifies other parties, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims arising from a breach of representations or covenants. In addition, the Company has entered into indemnification agreements with its executive officers and directors and the Company’s bylaws contain similar indemnification obligations. Under these arrangements, the Company is obligated to indemnify, to the fullest extent permitted under applicable law, its current or former officers and directors for various amounts incurred with respect to actions, suits or proceedings in which they were made, or threatened to be made, a party as a result of acting as an officer or director.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At June 30, 2007 the Company has determined that no liability is necessary related to these guarantees and indemnities.

The Company guarantees a portion of a loan on behalf of an unconsolidated investee under an agreement executed prior to 2002. The maximum potential future payment under this financial guarantee is $51 at June 30, 2007. The Company has not recorded an obligation for this guarantee.

On May 5, 2005, Alliance Imaging, Inc. was served with a complaint filed in Alameda County Superior Court alleging wage and hour claims on behalf of a putative class of approximately 400 former and current California employees of the Company. On August 19, 2005, the plaintiffs filed an amended complaint, which the Company answered on September 23, 2005. In this suit, captioned Linda S. Jones, et al. v. Alliance Imaging, Inc., et al., the plaintiffs allege violations of California’s wage, meal period, and break time laws and regulations. Plaintiffs sought recovery of unspecified economic damages, statutory penalties, attorneys’ fees, and costs of suit. On or about March 10, 2006, plaintiffs filed a second amended complaint adding a cause of action for conversion and a plea for punitive damages. The Company filed a demurrer seeking to strike the new claim and plea. On July 19, 2006, the Company and the Plaintiffs entered into a tentative settlement of the Class Action Complaint pursuant to which the Company agreed to pay $2,500 in exchange for dismissal with prejudice of all claims brought on behalf of the putative class under the Class Action Complaint. On September 8, 2006, the settlement was preliminarily approved by the court and a conditional class was certified for purposes of seeking class approval of the settlement. On October 2, 2006, notice was mailed to the conditional class members outlining the terms of the settlement and providing all class members with an opportunity to opt out of the settlement prior to the final approval hearing scheduled for November 27, 2006. Two putative class members opted out of the class, and there were no objections submitted. The final approval hearing was held on November 27, 2006 as scheduled, and the Court granted final approval of the settlement. The settlement amount was distributed by the class settlement administrator on February 16, 2007. On July 24, 2007, the Court ordered the case dismissed with prejudice pursuant to the Class Settlement Agreement.

The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

11.   Related-Party Transactions

The Company recorded management fees payable to Kohlberg Kravis Roberts & Co (“KKR”) of $163 and $325 for the quarter and six months ended June 30, 2006. The Company recorded management fees payable to KKR of $30 and $193 for the quarter and six months ended June 30, 2007. As of April 16, 2007 KKR no longer provides financial advisory services.

On April 16, 2007, funds managed by Oaktree Capital Management, LLC (“Oaktree”) and MTS Health Investors, LLC (“MTS”) purchased approximately 24,501,505 shares of the Company’s common stock from a fund managed by an affiliate of KKR. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services.

Revenue from management agreements with unconsolidated equity investees was $4,173 and $4,156 for the quarters ended June 30, 2006 and 2007, respectively, and $8,529 and $8,111 for the six months ended June 30, 2006 and 2007, respectively.

12.   Investments in Unconsolidated Investees

The Company has direct ownership in four unconsolidated investees at June 30, 2007. The Company owns between 33.3 percent and 50 percent of these investees, expiring at various dates through 2023. At June 30, 2007 the Company also has ownership in an unconsolidated investee of Alliance Oncology (“AO”), a consolidated joint venture of the Company. AO owns 50% of this investee and provides management services under an agreement which expires in 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

Set forth below is certain financial data of these investees (amounts in thousands):

	December 31,	June 30,
	2006	2007
Combined Balance Sheet Data:
Current assets	$10,033	$11,501
Noncurrent assets	26,182	23,254
Current liabilites	7,741	7,340
Noncurrent liabilites	11,822	9,730

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Combined Operating Results:
Revenues	$10,469	$9,052	$20,750	$18,209
Expenses	7,864	6,970	15,862	13,148
Net income	2,605	2,082	4,888	5,061
Equity in earnings of unconsolidated investees	1,977	1,752	3,017	5,236

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading national provider of shared-service and fixed-site diagnostic imaging services, based upon annual revenue and number of diagnostic imaging systems deployed. Our principal sources of revenue are derived from magnetic resonance imaging (MRI) and positron emission tomography and positron emission tomography/computed tomography (PET and PET/CT). We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared and full-time service basis. We also provide services through a growing number of fixed-sites primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which includes only the use of our imaging systems under a short-term contract. For the six months ended June 30, 2007, MRI services and PET and PET/CT services generated 60% and 31% of our revenue, respectively. The remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (CT), and management contract revenue. We had 484 diagnostic imaging systems, including 318 MRI systems and 75 PET or PET/CT systems and served over 1,000 clients in 43 states at June 30, 2007. Of these 484 diagnostic imaging systems, 74 were located in fixed-sites, which constitutes systems installed in hospitals or other buildings on hospital campuses, including modular buildings, systems installed inside medical groups’ offices or medical buildings, and free-standing fixed-sites, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space. Of these 74 fixed-sites, 63 were MRI fixed-sites, four were PET or PET/CT fixed-sites and seven were other modality fixed-sites.

Approximately 90% of our revenues for the six months ended June 30, 2007 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients’ receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

Approximately 10% of our revenues for the six months ended June 30, 2007 were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenue. Our revenue from these sites is generated from direct billings to patients or their third-party payors, including Medicare, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

Fixed-sites can be structured as either wholesale or retail arrangements. Revenues from these fixed-sites are included in both our wholesale or retail revenues, respectively.

On February 8, 2006, the Deficit Reduction Act of 2005 (“DRA”) was signed into law by President George W. Bush. The DRA imposes caps on Medicare payment rates for certain imaging services, including MRI and PET, furnished in physician’s offices and other non-hospital based settings. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change applies to services furnished on or after January 1, 2007. The limitation is applicable to the technical components of the services only, which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule. The technical reimbursement under the Physician Fee Schedule generally allows for higher reimbursement than under the hospital outpatient prospective payment system, or HOPPS. The implementation of this reimbursement reduction contained in the DRA has had and will continue to have a significant effect on our financial condition and results of operations in 2007.

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

For full year 2006, we estimate that approximately 5.6% of our revenue was billed directly to the Medicare program. If the DRA had been in effect for full year 2006, we estimate the reduction in Medicare revenue due to the DRA reimbursement rate decrease would have reduced revenue by approximately $9.7 million. Additionally, the PET and PET/CT Medicare HOPPS reduction would have reduced revenue by approximately $2.8 million. Combined, the DRA and PET and PET/CT Medicare HOPPS rate reductions would have negatively impacted our 2006 revenue and will negatively impact our full year 2007 revenue by a total of approximately $12.5 million and $14 million, respectively. We expect that the entire 2007 revenue decrease will have a direct, negative affect on earnings.

As a result of the 2007 reductions in Medicare reimbursement rates resulting from the implementation of the DRA and revised PET and PET/CT reimbursements under HOPPS, the Company may face increased PET and PET/CT wholesale pricing pressure.

In addition, the DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts. The DRA mandates payment at 100% of the technical component of the higher-priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session. Initially, CMS announced that it would phase in this reimbursement reduction over a two-year period, resulting in a 25% reduction for each additional imaging procedure on contiguous body parts in 2006 and an additional 25% reduction in 2007. On November 1, 2006, however, CMS announced that it would not implement the additional 25% reduction in 2007. The implementation of this reimbursement reduction did not have a material impact on our consolidated financial position or results of operations for the year ended December 31, 2006 or the first six months of 2007. We continue to believe that the implementation of this reimbursement reduction will not have a material impact on our consolidated financial position or results of operations in the future.

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

We have experienced and continue to experience an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers, or OEM’s, selling systems directly to certain of our clients. Typically, OEM’s target our higher scan volume clients. This increase in activity by OEM’s has resulted in overcapacity of systems in the marketplace, especially related to medical groups adding imaging capacity within their practice setting. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace these higher volume scan clients typically with lower volume clients. In the first six months of 2007, our MRI revenues declined compared to 2006 levels and we believe that MRI revenues will continue to decline in future years.

Seasonality

We experience seasonality in revenues and margins generated for our services. In 2006 and 2007, the first and second quarters had more scanning days then the third and fourth quarters. Third and fourth quarter revenues are affected by holiday and client and patient vacation schedules resulting in fewer scans during the period. The variability in margins is higher than the variability in revenues due to the fixed nature of our costs.

Results of Operations

The following table shows our consolidated statements of income as a percentage of revenues for each of the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	54.2	52.0	53.1	51.7
Selling, general and administrative expenses	11.8	13.0	11.9	13.2
Severance and related costs	0.1	0.2	0.2	0.1
Depreciation expense	18.1	18.6	18.1	18.8
Amortization expense	1.1	1.1	1.1	1.1
Interest expense, net of interest income	8.7	9.3	8.6	9.2
Other (income) and expense, net	(0.2)	(0.2)	0.2	(0.2)
Total costs and expenses	93.8	94.0	93.2	93.9
Income before income taxes, minority interest expense and earnings from unconsolidated investees	6.2	6.0	6.8	6.1
Income tax expense	3.1	2.9	3.1	3.3
Minority interest expense	0.4	0.4	0.5	0.5
Earnings from unconsolidated investees	(1.7)	(1.6)	(1.3)	(2.4)
Net income	4.4%	4.3%	4.5%	4.7%

The table below provides MRI statistical information for each of the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
MRI statistics
Average number of total systems	323.0	309.1	325.6	309.8
Average number of scan-based systems	274.1	254.5	276.9	255.5
Scans per system per day (scan-based systems)	9.38	9.35	9.37	9.23
Total number scan-based MRI scans	179,869	163,979	362,291	326,779
Price per scan	$361.54	$362.28	$360.06	$361.49

The table below provides PET and PET/CT statistical information for each of the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
PET and PET/CT statistics
Average number of systems	69.1	72.3	68.1	71.1
Scans per system per day	5.89	6.35	5.86	6.32
Total number of PET and PET/CT scans	24,734	29,150	49,198	56,863
Price per scan	$1,314	$1,200	$1,313	$1,210

Following are the components of revenue (in millions):

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Total MRI revenue	$71.6	$66.9	$143.5	$132.5
PET and PET/CT revenue	32.9	35.2	65.2	69.4
Other modalities and other revenue	10.8	9.7	21.9	19.3
Total	$115.3	$111.8	$230.6	$221.2

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Total fixed-site revenue (in millions)	$18.9	$18.6	$36.7	$36.7

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

Revenue for the second quarter of 2007 was negatively impacted by the Medicare reimbursement reductions related to the DRA and HOPPS reimbursement rate reduction for PET and PET/CT imaging procedures which came into effect for services furnished on or after January 1, 2007. The full year 2007 revenue impact of the DRA and PET and PET/CT HOPPS reimbursement rate reductions is expected to total approximately $14 million. Revenue was also negatively impacted by approximately $1.6 million in the second quarter of 2007 over the second quarter of 2006 due to our decision to close 11 unprofitable fixed-sites during 2006.

Revenue decreased $3.5 million, or 3.1%, to $111.8 million in the second quarter of 2007 compared to $115.3 million in the second quarter of 2006 primarily due to decrease in total MRI revenue and decrease in other modalities and other revenue, offset by an increase in PET and PET/CT revenues. Total MRI revenue decreased $4.7 million in the second quarter of 2007, or 6.5%, compared to the second quarter of 2006. Scan-based MRI revenue decreased $5.6 million in the second quarter of 2007, or 8.6%, to $59.4 million in the second quarter of 2007 from $65.0 million in the second quarter of 2006. This decrease is primarily a result of an 8.8% decrease in our scan-based MRI scan volume. Scan-based MRI scan volume decreased to 163,979 scans in the second quarter of 2007 from 179,869 scans in the second quarter of 2006, primarily due to a decrease in the average number of scan-based systems in service due to lower client demand. Scan-based systems in service decreased to 254.5 systems in the second quarter of 2007 from 274.1 systems in the second quarter of 2006 to adjust to a decline in MRI scan volumes and to increase the efficiency of our mobile MRI systems. Average scans per system per day also decreased by 0.3% to 9.35 in the second quarter of 2007 from 9.38 in the second quarter of 2006. These decreases were partially offset by a 0.2% increase in the average price per MRI scan to $362.28 per scan in second quarter of 2007 compared to $361.54 per scan in second quarter of 2006 and an increase in non-scan based MRI revenue of $1.0 million in the second quarter of 2007 over the same period in 2006. Other modalities and other revenue decreased $1.1 million, or 11.2%, to $9.7 million in the second quarter of 2007 compared to $10.8 million in the second quarter of 2006 primarily due to a decrease in other fixed-site modality revenue primarily related to the Company’s decision to close 11 unprofitable fixed-sites in 2006, a decrease in management contract revenue for our management agreements and a decrease in reimbursement of expenses from unconsolidated investees. PET and PET/CT revenue in the second quarter of 2007 increased $2.3 million, or 7.0%, compared to the second quarter of 2006. Total PET and PET/CT scan volumes increased 17.9% to 29,150 scans in the second quarter of 2007 from 24,734 scans in the second quarter of 2006, primarily as a result of growth in our core PET business. The average number of PET and PET/CT systems in service increased to 72.3 systems in the second quarter of 2007 from 69.1 systems in the second quarter of 2006. Scans per system per day increased 7.8%, to 6.35 scans per system per day in the second quarter of 2007 from 5.89 scans per system per day in the second quarter of 2006. These PET and PET/CT increases were partially offset by an 8.7% decline in the average price per PET and PET/CT scan, to $1,200 per scan in the second quarter of 2007 compared to $1,314 per scan in the second quarter of 2006. The decline in PET and PET/CT average price per scan is primarily due to the impact of the DRA and HOPPS reimbursement rate reductions which became effective January 1, 2007.

We had 318 MRI systems at June 30, 2007 compared to 335 MRI systems at June 30, 2006. We had 75 PET and PET/CT systems at June 30, 2007 compared to 74 PET and PET/CT systems at June 30, 2006. We operated 74 fixed-sites at June 30, 2007, compared to 72 fixed-sites at June 30, 2006.

Cost of revenues, excluding depreciation and amortization, decreased $4.4 million, or 7.1%, to $58.2 million in the second quarter of 2007 compared to $62.6 million in the second quarter of 2006. During the second quarter of 2006 we recorded a class action settlement of $2.5 million. Medical supplies decreased $0.8 million, or 14.8%, primarily as a result of a decrease in film costs due to lower MRI scan volume. Medical supplies also decreased due to a decrease in radiopharmaceutical, or FDG, costs, which are used as a component of a PET and PET/CT scan, as a result of sourcing discounts, partially offset by an increase in FDG costs due to an increase in the number of PET and PET/CT scans. Outside medical services decreased $0.5 million, or 20.6%, primarily as a result of a decrease in radiologist service costs associated with a decrease in costs incurred at fixed-sites related to our decision to close 11 unprofitable fixed-sites in 2006 and lower MRI scan volume. Equipment rental expense decreased $0.3 million, or 18.5%, primarily due to a lower number of rental systems in use to support current clients as a result of improved system utilization. Fuel expenses and tractor and transportation expenses decreased $0.4 million, or 16.6% primarily due to improved mobile route efficiency. These decreases were partially offset by a $0.7 million increase in maintenance and related costs, or 6.4%, primarily due to an increase in the per unit cost for service contracts. All other cost of revenues, excluding depreciation and amortization, decreased $0.6 million, or 2.1%. Cost of revenues, as a percentage of revenue, decreased to 52.0% in the second quarter of 2007 from 54.2% in the second quarter of 2006 as a result of the factors described above.

Selling, general and administrative expenses increased $0.9 million, or 6.8%, to $14.5 million in the second quarter of 2007 compared to $13.6 million in the second quarter of 2006. Non-cash share-based compensation increased $0.3 million in the second quarter of 2007 from the second quarter of 2006 due to new equity awards granted during the first quarter of 2007. Bad debt expense increased $0.7 million, or 80.6%, to $1.5 million in the second quarter of 2007 compared to $0.8 million in the second quarter of 2006. All other selling, general and administrative expenses decreased $0.1 million, or 0.8%. Selling, general and administrative expenses as a percentage of revenue were 13.0% and 11.8% in the second quarter of 2007 and 2006, respectively.

Severance and related costs were $0.2 million in the second quarter of 2007 compared to $0.1 million in the second quarter of 2006.

Depreciation expense decreased $0.1 million, or 0.6%, to $20.8 million in the second quarter of 2007 compared to $20.9 million in the second quarter of 2006.

Amortization expense was $1.2 million in both the second quarter of 2007 and the second quarter of 2006.

Interest expense, net, increased $0.4 million, or 3.7%, to $10.4 million in the second quarter of 2007 compared to $10.0 million in the second quarter of 2006. Variability in the fair value of our interest rate swaps executed in 2004 accounted for $0.7 million of this increase in interest expense. This increase in interest expense was also the result of higher average interest rates in the second quarter of 2007 on our variable rate term loans. The increase in interest rates on our variable rate term loans was partially offset by existing interest rate swap and collar agreements. These increases were further offset by a decrease in interest expense due to lower average debt balances during 2007 as a result of the repayment of debt in the second half of 2006.

Income tax expense was $3.2 million and $3.6 million in the second quarter of 2007 and 2006, respectively, resulting in effective tax rates of 40.4% and 41.2% in the second quarter of 2007 and 2006, respectively. Our effective tax rates were higher than the federal statutory rates principally as a result of state income taxes.

Minority interest expense was $0.5 million in the second quarter of 2007 and 2006.

Earnings from unconsolidated investees decreased by $0.2 million, or 11.4%, to $1.8 million in the second quarter of 2007 compared to $2.0 million in the second quarter of 2006.

Our net income was $4.8 million, or $0.09 per share on a diluted basis, in the second quarter of 2007 and $5.1 million, or $0.10 per share on a diluted basis in 2006.

Six Months Ended June 30, 2007 Compared to June 30, 2006

Revenue for the first six months of 2007 was negatively impacted by the Medicare reimbursement reductions related to the DRA and HOPPS reimbursement rate reduction for PET and PET/CT imaging procedures which came into effect for services furnished on or after January 1, 2007. The full year 2007 revenue impact of the DRA and PET and PET/CT HOPPS reimbursement rate reductions is expected to total approximately $14 million. Revenue was also negatively impacted by approximately $3.5 million in the first six months of 2007 over the first six months of 2006 due to our decision to close 11 unprofitable fixed-sites during 2006.

Revenue decreased $9.4 million, or 4.1%, to $221.2 million in the first six months of 2007 compared to $230.6 million in the first six months of 2006 primarily due to a decrease in MRI revenue and other modalities and other revenue, offset by an increase in PET and PET/CT revenues. MRI revenue decreased $11.0 million in the first six months of 2007, or 7.7%, compared to the first six months of 2006. Scan-based MRI revenue decreased $12.3 million in the first six months of 2007, or 9.4%, compared to the first six months of 2006, from $130.4 million in the first six months of 2006 to $118.1 million in the first six months of 2007. Scan-based MRI scan volume decreased to 326,779 scans in the first six months of 2007 from 362,291 scans in the first six months of 2006, primarily due to a decrease in the average number of scan-based systems in service due to lower client demand. Scan-based systems in service decreased to 255.5 systems in the first six months of 2007 from 276.9 systems in the first six months of 2006 to adjust to a decline in MRI scan volumes and to increase the efficiency of our mobile MRI systems. Average scans per system per day also decreased by 1.5% to 9.23 in the first six months of 2007 from 9.37 in the first six months of 2006. These decreases were partially offset by a 0.4% increase in the average price per MRI scan to $361.49 per scan in the first six months of 2007 compared to $360.06 per scan in the first six months of 2006 and an increase in non-scan based revenue of $1.3 million in the six months of 2007 over the same period in 2006. Other modalities and other revenue decreased $2.6 million, or 11.7%, to $19.3 million in the first six months of 2007 compared to $21.9 million in the first six months of 2006 primarily due to a decrease in other fixed-site modality revenue primarily related to the closure of 11 unprofitable fixed sites during 2006, a decrease in management contract revenue for our management agreements and a decrease in reimbursement of expenses from unconsolidated investees. PET and PET/CT revenue in the first six months of 2007 increased $4.2 million, or 6.3%, compared to the first six months of 2006. Total PET and PET/CT scan volumes increased 15.6% to 56,863 scans in the first six months of 2007 from 49,198 scans in the first six months of 2006, primarily as a result of growth in our core PET business. The average number of PET and PET/CT systems in service increased to 71.1 systems in the first six months of 2007 from 68.1 systems in the first six months of 2006. Scans per system per day also increased 7.8%, to 6.32 scans per system per day in the first six months of 2007 from 5.86 scans per system per day in the first six months of 2006. These PET and PET/CT increases were partially offset by a 7.8% decline in the average price per PET and PET/CT scan, to $1,210 per scan in the first six months of 2007 compared to $1,313 per scan in the first six months of 2006. The decline in PET and PET/CT average price per scan is primarily due to the impact of the DRA and HOPPS reimbursement rate reductions which became effective January 1, 2007.

We had 318 MRI systems at June 30, 2007 compared to 335 MRI systems at June 30, 2006. We had 75 PET and PET/CT systems at June 30, 2007 compared to 74 PET and PET/CT systems at June 30, 2006. We operated 74 fixed-sites at June 30, 2007, compared to 72 fixed-sites at June 30, 2006.

Cost of revenues, excluding depreciation and amortization, decreased $8.2 million, or 6.6%, to $114.3 million in the first six months of 2007 compared to $122.5 million in the first six months of 2006. During the first six months of 2006, we recorded a class action settlement of $2.5 million. Medical supplies decreased $1.3 million, or 11.5%, primarily as a result of a decrease in film costs related to lower MRI scan volume. Medical supplies also decreased due to a decrease in FDG costs, which are used as a component of a PET and PET/CT scan as a result of sourcing discounts, partially offset by an increase in FDG costs due to an increase in the number of PET and PET/CT scans. Compensation and related employee expenses decreased $1.2 million, or 2.2%, primarily as a result of labor efficiencies and a lower average headcount of MRI technologists as a result of a decrease in the average number of MRI systems in use. Outside medical services decreased $1.1 million, or 23.7%, primarily as a result of a decrease in radiologist service costs associated with a decrease in costs incurred at fixed-sites related to our decision to close 11 unprofitable fixed-sites in 2006 and lower MRI scan volume, and a decrease in temporary staffing needs. Equipment rental expense decreased $0.9 million, or 30.0%, primarily due to a lower number of rental systems in use to support current clients as a result of improved system utilization. Fuel expenses decreased $0.5 million, or 14.1%, primarily due to improved mobile route efficiency. Management contract expenses decreased $0.4 million, or 5.6%, primarily as a result of a decrease in expenses incurred on behalf of unconsolidated investees. Tractor and transportation expenses decreased $0.3 million, or 19.5%, primarily due to decrease in the number of tractors on operating leases. Site fee expense decreased $0.3 million, or 13.6%, primarily due to a decrease in the number of retail fixed-sites in operation. These decreases were partially offset by a $1.6 million increase in maintenance and related costs, or 7.3%, primarily due to an increase in the per unit cost for service contracts. All other cost of revenues, excluding depreciation and amortization, decreased $1.3 million, or 15.8%. Cost of revenues, as a percentage of revenue, decreased to 51.7% in the first six months of 2007 from 53.1% in the first six months of 2006 as a result of the factors described above.

Selling, general and administrative expenses increased $1.9 million, or 7.0%, to $29.3 million in the first six months of 2007 compared to $27.4 million in the first six months of 2006. Professional services increased $0.9 million, or 28.7%, due to an increase in legal costs and consulting services. Non-cash share-based compensation increased $0.5 million in the first six months of 2007 from the first six months of 2006 due to new equity awards granted during the first quarter of 2007. All other selling, general and administrative expenses increased $0.5 million, or 2.2%. Selling, general and administrative expenses as a percentage of revenue were 13.2% and 11.9% in the first six months of 2007 and 2006, respectively.

We recorded severance and related costs of $0.2 million in the first six months of 2007 and $0.6 million in the first six months of 2006.

Depreciation expense decreased $0.3 million, or 0.8%, to $41.6 million in the first six months of 2007 compared to $41.9 million in the first six months of 2006.

Amortization expense was $2.4 million in the first six months of 2007 and $2.5 million in the first six months of 2006.

Interest expense, net, increased $0.7 million, or 3.4%, to $20.5 million in the first six months of 2007 compared to $19.8 million in the first six months of 2006. Variability in the fair value of our interest rate swaps executed in 2004 accounted for $1.8 million of the increase in interest expense. The increase in interest expense was also the result of higher average interest rates in the first six months of 2007 on our variable rate term loans. The increase in interest rates on our variable rate term loans was partially offset by existing interest rate swap and collar agreements. These increases were further offset by a decrease in interest expense due to lower average debt balances during 2007 as a result of the repayment of debt in the second half of 2006.

Income tax expense was $7.2 million in the first six months of 2007 and 2006, resulting in effective tax rates of 40.8% and 40.9% in the first six months of 2007 and 2006, respectively. Our effective tax rates were higher than statutory rates for the first six months of 2007 and 2006 primarily as a result of state income taxes.

Minority interest expense was $1.0 million in both the first six months of 2007 and 2006.

Earnings from unconsolidated investees increased by $2.2 million, or 73.6%, to $5.2 million in the first six months of 2007 compared to $3.0 million in the first six months of 2006, primarily due to a $2.0 million gain on sale from a sale/leaseback transaction in one of the Company’s unconsolidated investees as well as an increase in earnings of unconsolidated investees.

Our net income was $10.4 million, or $0.20 per share on a diluted basis, in the first six months of 2007 compared to $10.4 million, or $0.21 per share on a diluted basis, in the first six months of 2006.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $43.8 million and $48.4 million of cash flow from operating activities in the first six months of 2007 and 2006, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET and other diagnostic imaging services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts increased by $0.7 million in the first six months of 2007 compared to the first six months of 2006. Our number of days of revenue outstanding for our accounts receivable was 51 days as of June 30, 2007, which we believe is among the more favorable in the healthcare service industry. In addition, as of June 30, 2007, we had $64.1 million of available borrowings under our revolving line of credit.

Our primary use of capital resources is to fund capital expenditures. We used cash of $23.1 million and $30.3 million for investing activities in the first six months ended June 30, 2007 and 2006, respectively. We incur capital expenditures for the purposes of:

•       purchasing new systems;

•       replacing less advanced systems with new systems;

•       providing upgrades of our MRI and PET and PET/CT systems and upgrading our corporate infrastructure for future growth.

Capital expenditures totaled $34.9 million and $43.0 million in the first six months ended June 30, 2007 and 2006, respectively. During the first six months of 2007, we purchased 10 MRI systems, eight PET/CT systems and three CT systems. We traded-in or sold a total of 33 MRI, PET, or CT systems for the six months ended June 30, 2007. In the second quarter of 2007 we opened one radiation therapy center and financed the equipment through a capital lease. Our decision to purchase or lease a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2007 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. Based upon the client demand described above, which dictates the type of equipment purchased, we expect capital expenditures to total approximately $75 to $85 million in 2007.

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

During 2004 we entered into swap agreements which have notional amounts of $56.8 million, $46.8 million and $48.4 million at June 30, 2007. Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%, 3.89%, and 3.69%, respectively. The net effect is to record interest expense at fixed rates of 5.65%, 6.39% and 6.19% respectively, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the quarter and six months ended June 30, 2007, we received a net settlement amount of $0.3 million and $1.0 million, respectively. For the quarter ended and six months ended June 30, 2006 we received a net settlement amount of $0.5 million and $0.8 million, respectively. Two of the swap agreements matured during the second quarter of 2007 and one of the swap agreements will mature during the fourth quarter of 2007.

During 2005 we entered into multiple interest rate collar agreements which have a notional amount of $178.0 million. Under the terms of these agreements, we have purchased a cap on the interest rate of 4.00% and have sold a floor of 2.25%. For the quarter and six months ended June 30, 2007, we received a net settlement amount of $0.5 million and $1.1 million, respectively, on these collar agreements. For the quarter and six months ended June 30, 2006, we received a net settlement amount of $0.3 million and $0.4 million, respectively, on these collar agreements. The collar agreements mature at various dates between January 2007 and January 2008.

The collar agreements have been designated as cash flow hedges of variable future cash flows associated with our long term debt. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” the collars are recorded at fair value. On a quarterly basis, the fair value of the collars will be determined based on quoted market prices and, assuming perfect effectiveness, the difference between the fair value and the book value of the collars will be recognized in comprehensive income, a component of shareholders’ equity. Any ineffectiveness of the collars is required to be recognized in earnings.

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

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

On May 5, 2005, Alliance Imaging, Inc. was served with a complaint filed in Alameda County Superior Court alleging wage and hour claims on behalf of a putative class of approximately 400 former and current California employees of the Company. On August 19, 2005, the plaintiffs filed an amended complaint, which the Company answered on September 23, 2005. In this suit, captioned Linda S. Jones, et al. v. Alliance Imaging, Inc., et al., the plaintiffs allege violations of California’s wage, meal period, and break time laws and regulations. Plaintiffs sought recovery of unspecified economic damages, statutory penalties, attorneys’ fees, and costs of suit. On or about March 10, 2006, plaintiffs filed a second amended complaint adding a cause of action for conversion and a plea for punitive damages. The Company filed a demurrer seeking to strike the new claim and plea. On July 19, 2006, the Company and the Plaintiffs entered into a tentative settlement of the Class Action Complaint pursuant to which the Company agreed to pay $2,500 in exchange for dismissal with prejudice of all claims brought on behalf of the putative class under the Class Action Complaint. On September 8, 2006, the settlement was preliminarily approved by the court and a conditional class was certified for purposes of seeking class approval of the settlement. On October 2, 2006, notice was mailed to the conditional class members outlining the terms of the settlement and providing all class members with an opportunity to opt out of the settlement prior to the final approval hearing scheduled for November 27, 2006. Two putative class members opted out of the class, and there were no objections submitted. The final approval hearing was held on November 27, 2006 as scheduled, and the Court granted final approval of the settlement. The settlement amount was distributed by the class settlement administrator on February 16, 2007. On July 24, 2007, the Court ordered the case dismissed with prejudice pursuant to the Class Settlement Agreement.

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

On April 16, 2007, OCM Principal Opportunities Fund IV, L.P., MTS Health Investors II, L.P., and affiliated funds, which we refer to as the Oaktree Parties, acquired approximately 49.7% of our outstanding shares of common stock from a fund controlled by an affiliate of Kohlberg Kravis Roberts & Co., L.P. Following the acquisition, the Oaktree Parties beneficially own approximately 49.7% of our outstanding shares of common stock. In connection with the acquisition, the Oaktree Parties obtained the right to designate three of the seven members of our board of directors, two of the four members of our Compensation Committee (including the chairperson), two of the four members of our Nominating and Corporate Governance Committee, and one of the three members of our Finance Committee.

As a result of the arrangements described above, the Oaktree Parties have the ability to exert significant influence on our management and operations, as well as matters requiring stockholder approval, including approving mergers, consolidations or sales of all or substantially all of our assets. This concentration of ownership may also delay or prevent a change of control of our company or reduce the price investors might be willing to pay for our common stock. The interests of the Oaktree Parties may conflict with the interests of other holders of our common stock.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          The Annual Meeting of Stockholders of Alliance Imaging, Inc. was held on May 30, 2007.

(b)         The following nominees were elected as Class III Directors for a three-year term expiring at the 2010 Annual Meeting: Edward L. Samek and Stephen A. Kaplan. The Class II Directors, Anthony B. Helfet and Michael P. Harmon, whose terms expire at the 2009 Annual Meeting, and the Class I Directors, Neil F. Dimick, Paul S. Viviano and Curtis S. Lane, whose terms expire at the 2008 Annual Meeting, continue to serve on our Board of Directors.

(c)          Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposal and Vote Tabulation

	Votes Cast			Broker
	For	Against	Abstain	Non-votes
Approval of the appointment of Deloitte & Touche LLP as independent registered public accounting firm for the fiscal year ending December 31, 2007	42,852,627	846,142	2,412	—
Approval of the amended and restated 1999 Equity Plan	34,848,778	4,885,395	546,589	3,420,419

Election of Directors

Director	Votes Received	Votes Withheld
Edward L. Samek	41,883,387	1,817,794
Stephen A. Kaplan	41,949,557	1,751,624

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

4.6	Supplemental Indenture dated as of December 14, 2004 by and between Registrant and the Bank of New York with respect to 10 3/8% Senior Subordinated Notes due 2011.(6)
4.7	Third Amendment dated as of December 29, 2004 to Credit Agreement.(6)
4.8	Fourth Amendment dated as of December 19, 2005 to Credit Agreement.(8)
4.9	Fifth Amendment dated as of April 16, 2007 to Credit Agreement.(17)
10.1	The 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended.(11)
10.2	Two forms of option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended.(1)
10.3	Alliance Directors’ Deferred Compensation Plan, as amended.(2)
10.4	Employment Agreement dated as of January 1, 2003 between Alliance and Paul S. Viviano.(5)

10.5	Agreement Not to Compete dated as of January 1, 2003 between Alliance and Paul S. Viviano.(5)
10.6	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(5)
10.7	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(5)
10.8	Form of Stockholder’s Agreement.(1)
10.9	Registration Rights Agreement dated as of November 2, 1999.(1)
10.10	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(1)
10.11	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(1)
10.12	Form of Indemnification Agreement.(2)
10.13	Amended and Restated Employment Agreement dated as of May 9, 2005 between Alliance and Paul S. Viviano.(7)
10.14	Agreement Not to Compete dated as of May 9, 2005 between Alliance and Paul S. Viviano.(7)
10.15	Employment Agreement dated as of May 9, 2005 between Alliance and Andrew P. Hayek.(7)
10.16	Agreement Not to Compete dated as of May 9, 2005 between Alliance and Andrew P. Hayek.(7)
10.17	Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara.(9)
10.18	Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara.(9)
10.19	2006 Executive Incentive Plan†(10)
10.20	Summary of compensation award to Nicholas A. Poan(12)
10.21	Forms of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and Restated(15)
10.22	Form of Stock Bonus Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and Restated(15)
10.23	Summary of compensation award to Michael F. Frisch(13)
10.24	Summary of compensation award to Eli Glovinsky(15)
10.25	Schedule of Executive Officer Compensation(15)
10.26	Schedule of Non-Employee Director Compensation(15)
10.27

Underwriting Agreement, dated November 20, 2006, by and among Alliance Imaging, Inc., the selling stockholder named therein and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein(14)

10.28	Governance and Standstill Agreement, dated as of March 16, 2007, among Alliance Imaging, Inc., OCM Principal Opportunities Fund IV, LP., and MTS Health Investors II, L.P.(16)
10.29	Form of Executive Severance Agreement(16)
10.30	Assignment, dated as of April 16, 2007, to Registration Rights Agreement, dated as of November 2, 1999.(17)
10.31	Amendment No. 2 to Management Agreement, dated as of April 16, 2007, between Alliance and Kohlberg, Kravis Roberts & Co., LLP.(17)
10.32	Amendment of Employment Agreement, dated as of April 16, 2007, between Paul S. Viviano and Alliance Imaging, Inc.(17)

10.33	Amendment of Employment Agreement, dated as of April 16, 2007, between Howard K. Aihara and Alliance Imaging, Inc.(17)
10.34	Underwriting Agreement, dated May 10, 2007, by and among Alliance Imaging, Inc., the selling stockholder named therein and Citigroup Global Markets Inc., the underwriter named therein.(18)
21.1	List of subsidiaries.(15)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(19)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(19)

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

(8)          Incorporated by reference to exhibits filed in response to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 22, 2005 (File No. 001-16609).

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

(11)   Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A relating to its 2007 Annual Meeting (File No. 001-16609).

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

(16)   Incorporated by reference to Item 9.01(d), “Exhibits”, of the Company’s Current Report on Form 8-K, dated March 16, 2007 (File No. 001-16609)

(17)   Incorporated by reference to Item 9.01(d), “Exhibits”, of the Company’s Current Report on Form 8-K, dated April 20, 2007 (File No. 001-16609)

(18)   Incorporated by reference to Item 9.01(d), “Exhibits”, of the Company’s Current Report on Form 8-K, dated May 15, 2007 (File No. 001-16609)

(19)   Filed herewith

†                    Portions of this Exhibit have been redacted due to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE, IMAGING, INC.
August 9, 2007	By:	/s/ PAUL S. VIVIANO
Paul S. Viviano
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
August 9, 2007	By:	/s/ HOWARD K. AIHARA
Howard K. Aihara
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
August 9, 2007	By:	/s/ NICHOLAS A. POAN
Nicholas A. Poan
Senior Vice President, Finance, and Corporate
Controller and Chief Accounting Officer
(Principal Accounting Officer)