Form 10-Q/A
period 2007-06-30
ALLIANCE IMAGING INC /DE/
filed 2007-11-09
CIK 817135

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

ALLIANCE IMAGING, INC.

FORM 10-Q/A

For the Fiscal Quarter Ended June 30, 2007

Explanatory Note

Alliance Imaging, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (the “10-Q”), originally filed on August 9, 2007, to restate its condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statement of cash flows for the six months ended June 30, 2007, and related disclosures. Please refer to Note 14 in the accompanying condensed consolidated financial statements for additional information.

Subsequent to the filing of the 10-Q, the Company identified an error with respect to the accounting for marketable securities, which were incorrectly classified as cash and cash equivalents on its June 30, 2007 condensed consolidated balance sheet. Under Generally Accepted Accounting Principles (“GAAP”) these amounts should have been classified as marketable securities. Earlier this year, the Company began accumulating cash and cash equivalents with the expectation of funding select future acquisitions. In June 2007, contrary to directions given by the Company to its financial institution to invest the Company’s funds in cash and cash equivalents, the financial institution invested in marketable securities without timely notifying the Company of the transactions. The Company learned of the transactions and determined that its accounting for the transactions did not comply with GAAP.

This Amendment No. 1 does not result in a change in the Company’s previously reported condensed consolidated statements of operations and comprehensive income. Furthermore, the Company has not modified or updated disclosures presented in the 10-Q in this Form 10-Q/A, except as required to reflect the effects of the item discussed above. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the 10-Q or modify or update those disclosures affected by subsequent events or discoveries. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the 10-Q on August 9, 2007. Events occurring after the filing of the 10-Q or other disclosures necessary to reflect subsequent events are addressed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, which will be filed with the Securities and Exchange Commission subsequent to the date of this filing.

The following items have been amended as a result of the restatements described above:

Part I—Item 1—Financial Statements

Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I—Item 3—Quantitative and Qualitative Disclosures About Market Risk

Part I—Item 4—Controls and Procedures

ALLIANCE IMAGING, INC.
FORM 10-Q
June 30, 2007
Index

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	December 31,	June 30,
	2006	2007
		(as restated, see Note 14)
ASSETS
Current assets:
Cash and cash equivalents	$16,440	$21,507
Marketable securities	—	15,000
Accounts receivable, net of allowance for doubtful accounts	51,569	57,096
Deferred income taxes	20,199	24,538
Prepaid expenses and other current assets	4,211	6,067
Other receivables	8,096	7,832
Total current assets	100,515	132,040
Equipment, at cost	769,967	772,482
Less accumulated depreciation	(425,790)	(432,877)
Equipment, net	344,177	339,605
Goodwill	150,069	150,069
Other intangible assets, net	35,782	33,384
Deferred financing costs, net	6,947	6,337
Other assets	27,036	17,159
Total assets	$664,526	$678,594
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,525	$11,768
Accrued compensation and related expenses	16,993	13,092
Accrued interest payable	4,320	4,419
Income taxes payable	637	—
Other accrued liabilities	32,331	28,926
Current portion of long-term debt	2,858	3,042
Total current liabilities	71,664	61,247
Long-term debt, net of current portion	373,026	374,348
Senior subordinated notes	153,541	153,541
Minority interests and other liabilities	4,376	5,365
Deferred income taxes	78,893	87,691
Total liabilities	681,500	682,192
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock	499	503
Additional paid-in deficit	(7,070)	(3,616)
Accumulated comprehensive income	1,356	825
Accumulated deficit	(11,759)	(1,310)
Total stockholders’ deficit	(16,974)	(3,598)
Total liabilities and stockholders’ deficit	$664,526	$678,594

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

ALLIANCE IMAGING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2006	2007
		(as restated, see Note 14)
Operating activities:
Net income	$10,399	$10,449
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,593	2,334
Non-cash share-based compensation	1,308	1,845
Depreciation and amortization	44,393	43,993
Amortization of deferred financing costs	794	795
Adjustment of swaps to fair value	(494)	1,318
Distributions less than equity in undistributed income of investees	(188)	(469)
Deferred income taxes	6,552	5,361
Excess tax benefit from share-based payment arrangements	—	(567)
Loss (gain) on sale of assets	472	(531)
Changes in operating assets and liabilities:
Accounts receivable	(6,903)	(7,861)
Prepaid expenses and other current assets	(1,312)	(1,856)
Other receivables	(2,091)	264
Other assets	(848)	(945)
Accounts payable	(8,915)	(3,470)
Accrued compensation and related expenses	1,866	(3,901)
Accrued interest payable	128	99
Income taxes payable	(11)	(637)
Other accrued liabilities	1,934	(3,389)
Minority interests and other liabilities	(259)	989
Net cash provided by operating activities	48,418	43,821
Investing activities:
Equipment purchases	(43,035)	(34,935)
Decrease in deposits on equipment	10,388	9,814
Purchases of marketable securities	—	(15,000)
Proceeds from sale of assets	2,322	1,978
Net cash used in investing activities	(30,325)	(38,143)
Financing activities:
Principal payments on equipment debt	(1,934)	(1,550)
Proceeds from equipment debt	—	138
Principal payments on term loan facility	(2,675)	(600)
Principal payments on revolving loan facility	(28,825)	(7,000)
Proceeds from revolving loan facility	13,500	7,000
Payments of debt issuance costs	(186)	(185)
Proceeds from exercise of employee stock options	1,029	1,019
Excess tax benefit from share-based payment arrangements	—	567
Net cash used in financing activities	(19,091)	(611)
Net (decrease) increase in cash and cash equivalents	(998)	5,067
Cash and cash equivalents, beginning of period	13,421	16,440
Cash and cash equivalents, end of period	$12,423	$21,507
Supplemental disclosure of cash flow information:
Interest paid	$19,676	$18,794
Income taxes paid, net of refunds	767	2,113
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$5,439	$1,016
Capital lease obligations assumed for the purchase of equipment debt	1,839	3,518
Equipment debt transferred to unconsolidated investee	(2,772)	—
Comprehensive income (loss) from hedging transactions, net of taxes	825	(531)

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

3.   Recent Accounting Pronouncements

Uncertainty in Income Taxes—In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” (“FASB 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material effect on the results of operations, financial condition or liquidity. See further discussion of FIN 48 at Note 9.

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

4.   Marketable Securities

Investments with original maturities greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are classified accordingly by the Company at the time of purchase. As of June 30, 2007, the Company’s investments in marketable securities of $15,000 consisted of investment grade auction rate securities, all classified as available-for-sale and reported at fair value.

The interest rates of auction rate securities reset through an auction process at predetermined periods ranging from seven to 49 days. Due to the frequent nature of the reset feature, the investments’ market prices approximate their fair value. The Company has not recognized any gains or losses associated with these marketable securities.

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

8.   Derivatives

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

13.   Investments in Unconsolidated Investees

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

14.   Restatement of Previously Issued Financial Statements

Subsequent to the filing of its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, the Company identified an error with respect to the accounting for marketable securities. As discussed in Note 4, the Company held marketable securities which were incorrectly classified as cash and cash equivalents on its condensed consolidated financial statements at June 30, 2007, as previously reported. The Company has determined that these amounts should have been classified as marketable securities and do not meet the definition of cash equivalents at June 30, 2007.

Effects of Restatement

As a result, the Company has restated its condensed consolidated balance sheet as of June 30, 2007 and its condensed consolidated statement of cash flows for the six months ended June 30, 2007, and the notes to the consolidated financial statements for such period as appropriate to correct the error.

The following is a summary of the corrections described above:

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)

	As previously
	reported	Adjustment	As restated
As of June 30, 2007
Cash and cash equivalents	$36,507	$(15,000)	$21,507
Marketable securities	—	15,000	$15,000

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	As previously
	reported	Adjustment	As restated
Six Months Ended June 30, 2007
Purchases of marketable securities	$—	$(15,000)	$(15,000)
Net cash used in investing activities	(23,143)	(15,000)	(38,143)
	—
Net (decrease) increase in cash and cash equivalents	$20,067	$(15,000)	$5,067
Cash and cash equivalents, end of period	36,507	(15,000)	21,507

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

Our primary use of capital resources is to fund capital expenditures. We used cash of $38.1 million and $30.3 million for investing activities in the first six months ended June 30, 2007 and 2006, respectively. We incur capital expenditures for the purposes of:

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

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents and marketable securities. The Company maintains its cash equivalents in financial instruments with original maturities of 90 days or less. The Company also holds investments in marketable securities, which consist primarily of investment grade auction rate securities, all classified as available-for-sale with original maturities greater than 90 days. The recorded carrying amounts of cash and cash equivalents and marketable securities approximate fair value due to their short-term maturities.

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

In October 2007, we identified an error in the condensed consolidated financial statements for the quarter and six months ended June 30, 2007 with respect to an incorrect classification of marketable securities as cash and cash equivalents. For more information regarding the effects of the restatement, see Note 14 to the accompanying condensed consolidated financial statements.

In connection with the restatement and the filing of this Form 10-Q/A, management, with the participation of our Chief Executive Officer and our Chief Financial Officer, re-evaluated our disclosure controls and procedures. In performing the re-evaluation, management considered the control deficiency that resulted in the error in the classification of cash and cash equivalents and marketable securities. Based on our re-evaluation, we concluded that the restatement was the result of a significant deficiency in our internal control over financial reporting relating to the financial presentation of cash and cash equivalents and marketable securities. In reaching this conclusion, we considered the effects of the restatement to the condensed consolidated financial statements for the quarter and six months ended June 30, 2007.

Based on the foregoing re-evaluation of our disclosure controls and procedures as of the end of the quarter covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in the Company’s internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. Subsequent to the identification of the significant deficiency in October 2007, the Company has adopted the following changes in its internal control over financial reporting to address the foregoing significant deficiency: We enhanced the review process of the cash reconciliation process by knowledgeable management in order to properly distinguish cash and cash equivalents from other types of cash investments. As a result of these changes, management believes that the Company’s internal control over financial reporting is effective at the reasonable assurance level, although the Company will not be able to determine whether the significant deficiency has been fully remediated until completion of controls testing conducted in connection with the Company’s assessment of internal control over financial reporting as of December 31, 2007.

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

ALLIANCE, IMAGING, INC.
November 9, 2007	By:	/s/ PAUL S. VIVIANO
Paul S. Viviano
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
November 9, 2007	By:	/s/ HOWARD K. AIHARA
Howard K. Aihara
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
November 9, 2007	By:	/s/ NICHOLAS A. POAN
Nicholas A. Poan
Senior Vice President, Finance, and Corporate
Controller and Chief Accounting Officer
(Principal Accounting Officer)