Form 10-Q
period 2007-09-30
ALLIANCE IMAGING INC /DE/
filed 2007-11-09
CIK 817135

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2007

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2007:

Common Stock, $.01 par value, 50,917,382 shares

ALLIANCE IMAGING, INC.
FORM 10-Q
September 30, 2007
Index

Page
PART I—FINANCIAL INFORMATION
Item 1—Financial Statements:
Condensed Consolidated Balance Sheets
December 31, 2006 and September 30, 2007 (Unaudited)	3
Condensed Consolidated Statements of Operations and Comprehensive Income
Quarter and nine months ended September 30, 2006 and 2007 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2006 and 2007 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3—Quantitative and Qualitative Disclosures about Market Risk	28
Item 4—Controls and Procedures	29
PART II—OTHER INFORMATION
Item 1—Legal Proceedings	31
Item 1A—Risk Factors	31
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3—Defaults Upon Senior Securities	34
Item 4—Submission of Matters to a Vote of Security Holders	34
Item 5—Other Information	35
Item 6—Exhibits	35
SIGNATURES	38

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	December 31, 2006	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$16,440	$34,326
Marketable securities	—	28,575
Accounts receivable, net of allowance for doubtful accounts	51,569	55,363
Deferred income taxes	20,199	25,368
Prepaid expenses and other current assets	4,211	5,836
Other receivables	8,096	8,613

Total current assets	100,515	158,081
Equipment, at cost	769,967	765,152
Less accumulated depreciation	(425,790)	(436,615)

Equipment, net	344,177	328,537
Goodwill	150,069	150,069
Other intangible assets, net	35,782	32,395
Deferred financing costs, net	6,947	5,990
Other assets	27,036	18,061

Total assets	$664,526	$693,133

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$14,525	$11,782
Accrued compensation and related expenses	16,993	18,064
Accrued interest payable	4,320	7,267
Income taxes payable	637	—
Other accrued liabilities	32,331	28,705
Current portion of long-term debt	2,858	2,822

Total current liabilities	71,664	68,640
Long-term debt, net of current portion	373,026	373,980
Senior subordinated notes	153,541	153,541
Minority interests and other liabilities	4,376	5,420
Deferred income taxes	78,893	90,532

Total liabilities	681,500	692,113
Commitments and contingencies (Note 11)
Stockholders' (deficit) equity:
Common stock	499	503
Additional paid-in deficit	(7,070)	(2,633)
Accumulated comprehensive income	1,356	513
Accumulated (deficit) equity	(11,759)	2,637

Total stockholders' (deficit) equity	(16,974)	1,020

Total liabilities and stockholders' (deficit) equity	$664,526	$693,133

See accompanying notes.

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share amounts)

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues	$113,468	$110,162	$344,116	$331,324
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	60,163	58,829	182,621	173,158
Selling, general and administrative expenses	13,669	13,439	41,037	42,710
Severance and related costs	—	282	536	522
Depreciation expense	20,818	20,450	62,738	62,039
Amortization expense	1,230	1,139	3,703	3,543
Interest expense, net of interest income	11,038	9,953	30,835	30,415
Other (income) and expense, net	(174)	8	298	(523)

Total costs and expenses	106,744	104,100	321,768	311,864

Income before income taxes, minority interest expense, and earnings from unconsolidated investees	6,724	6,062	22,348	19,460
Income tax expense	2,998	3,006	10,204	10,199
Minority interest expense	551	323	1,586	1,315
Earnings from unconsolidated investees	(1,129)	(1,214)	(4,145)	(6,450)

Net income	$4,304	$3,947	$14,703	$14,396

Comprehensive income, net of taxes:
Net income	$4,304	$3,947	$14,703	$14,396
Unrealized (loss) gain on hedging transactions, net of taxes	(720)	(312)	105	(843)

Comprehensive income, net of taxes:	$3,584	$3,635	$14,808	$13,553

Earnings per common share:
Basic	$0.09	$0.08	$0.30	$0.29

Diluted	$0.09	$0.08	$0.29	$0.28

Weighted average number of shares of common stock and common stock equivalents:
Basic	49,844	50,898	49,737	50,442
Diluted	50,505	51,815	50,239	51,502

See accompanying notes.

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2006	2007
Operating activities:
Net income	$14,703	$14,396
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,625	2,491
Non-cash share-based compensation	1,965	2,716
Depreciation and amortization	66,441	65,582
Amortization of deferred financing costs	1,193	1,267
Adjustment of swaps to fair value	492	1,501
Distributions less than equity in undistributed income of investees	134	155
Deferred income taxes	9,256	7,606
Excess tax benefit from share-based payment arrangements	—	(593)
Loss (gain) on sale of assets	298	(523)
Changes in operating assets and liabilities:
Accounts receivable	(10,922)	(6,285)
Prepaid expenses and other current assets	(1,102)	(1,625)
Other receivables	(3,373)	(517)
Other assets	(243)	(3,635)
Accounts payable	(11,212)	(3,012)
Accrued compensation and related expenses	2,822	1,071
Accrued interest payable	2,943	2,947
Income taxes payable	(87)	(637)
Other accrued liabilities	1,591	(3,594)
Minority interests and other liabilities	(357)	1,044

Net cash provided by operating activities	77,167	80,355

Investing activities:
Equipment purchases	(56,516)	(45,166)
Decrease in deposits on equipment	7,944	9,681
Purchases of marketable securities	—	(39,850)
Proceeds from sales of marketable securities	—	11,275
Proceeds from sale of assets	4,663	2,819

Net cash used in investing activities	(43,909)	(61,241)

Financing activities:
Principal payments on equipment debt	(2,716)	(2,138)
Proceeds from equipment debt	—	138
Principal payments on term loan facility	(2,675)	(600)
Principal payments on revolving loan facility	(52,000)	(7,000)
Proceeds from revolving loan facility	22,500	7,000
Payments of debt issuance costs	(250)	(310)
Proceeds from exercise of employee stock options	1,376	1,089
Excess tax benefit from share-based payment arrangements	—	593

Net cash used in financing activities	(33,765)	(1,228)

Net (decrease) increase in cash and cash equivalents	(507)	17,886
Cash and cash equivalents, beginning of period	13,421	16,440

Cash and cash equivalents, end of period	$12,914	$34,326

Supplemental disclosure of cash flow information:
Interest paid	$26,682	$25,877
Income taxes paid, net of refunds	1,327	3,270
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$6,361	$1,405
Capital lease obligations assumed for the purchase of equipment debt	1,839	3,518
Equipment debt transferred to unconsolidated investee	(2,772)	—
Comprehensive income (loss) from hedging transactions, net of taxes	105	(843)

See accompanying notes.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

(Dollars in thousands, except per share amounts)

1.     Basis of Presentation, Principles of Consolidation, and Use of Estimates

        Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2006.

        Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all majority owned subsidiaries over which the Company exercises control. Intercompany transactions have been eliminated. The Company records minority interest expense related to its consolidated subsidiaries which are not wholly owned. Investments in non-consolidated investees are accounted for under the equity method. At September 30, 2006 and 2007, the Company had $2,400 and $269, respectively, in accounts payable related to deposits on equipment.

        Use of Estimates—The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2.     Share-Based Compensation

        The Company adopted Statement of Financial Accounting Standards No. 123(R) (revised December 2004), "Share-Based Payment" ("SFAS 123(R)"), in the fiscal year beginning January 1, 2006, using the modified prospective application transition method. Under SFAS 123(R), the Company now records in its consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after January 1, 2006 under the provisions of SFAS 123(R) and (ii) compensation cost for the unvested portion of options granted prior to January 1, 2006 over their remaining vesting periods using the amounts previously measured under SFAS 123 for pro forma disclosure purposes.

        In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position FAS123R-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards ("FSP"). The Company has elected to follow the alternative transition method as described in the FSP for computing its additional paid-in capital pool. In addition, the Company treats the tax deductions from stock options as being realized when they reduce taxes payable in accordance with the principles and timing under the relevant tax law.

Stock Option Plans and Awards

        On November 2, 1999, in connection with a series of transactions contemplated by an Agreement and Plan of Merger between Viewer Acquisition Corp and the Company in November 1999, the Company adopted an employee stock option plan (the "1999 Equity Plan") pursuant to which options and awards with respect to a total of 6,325,000 shares of the Company's common stock became available for grant. On May 30, 2007 the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 8,025,000 shares. As of September 30, 2007, a total of 1,840,727 shares are available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to fair value of the Company's common stock at the date of grant, except as noted below. All options have 10-year terms. A portion of the options vest in equal increments over five years and a portion vest after eight years (subject to acceleration if certain financial performance targets are achieved). The Company settles stock option exercises with newly issued shares of common stock.

        The Company is using the Black-Scholes option pricing model to value the compensation expense associated with stock-based awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the table below. In addition, forfeitures are estimated when recognizing compensation expense, and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The Company records non-cash share-based compensation for stock options granted with exercise prices below the fair value of the Company's common stock at the date of grant and for certain stock options subject to amended performance targets under the 1999 Equity Plan, as discussed below.

        The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Quarter Ended September 30,	Nine Months Ended September 30,
	2007	2006	2007
Risk free interest rate	4.68%	4.58%	4.72%
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	57.4%	56.7%	60.5%
Average expected life (in years)	6.43	6.67	6.55

        There were no stock options granted during the third quarter ended September 30, 2006.

        The expected stock price volatility rates are based on a blend of the historical volatility of the Company's common stock and peer implied volatility. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the weighted average period of time that options or awards granted are expected to be outstanding, as calculated using the simplified method described in the Securities and Exchange Commission's Staff Accounting Bulletin No. 107.

        In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company's common stock, of which 35,000 options were outstanding at September 30, 2007. The exercise prices of these options and the fair value of the Company's common stock on the grant date were $5.60 and $9.52 per share, respectively.

        Under the 1999 Equity Plan, a portion of the options granted are "performance options." These options vest on the eighth anniversary of the grant date if the option holder is still an employee, but the vesting accelerates if the Company meets the operating performance targets specified in the option agreements. On June 20, 2001, the Company's compensation committee authorized the Company to amend the option agreements under its 1999 Equity Plan to reduce the performance targets for 1,899,600 performance options out of the 2,284,222 performance options outstanding. On May 18, 2004, the Company's compensation committee authorized the Company to make a second amendment to the option agreements under its 1999 Equity Plan to further reduce the performance targets for all of the 1,914,500 performance options outstanding. As a result of the amendment, if the Company achieves the reduced performance targets but does not achieve the original performance targets, and an option holder terminates employment prior to the eighth anniversary of the option grant date, the Company would be required to record a non-cash stock-based compensation charge equal to the amount by which the actual value of the shares subject to the performance option on the date of the amendment exceeded the option's exercise price.

        The following table summarizes the Company's stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	4,094,325	$5.93
Granted	663,500	7.30
Exercised	(336,070)	3.23
Canceled	(562,535)	6.05

Outstanding at September 30, 2007	3,859,220	$6.38	7.19	$11,715

Vested and expected to vest in the future at September 30, 2007	3,185,679	$6.31	6.88	$9,955
Exercisable at September 30, 2007	1,409,488	$5.95	5.52	$4,870

        The weighted average grant-date fair value of options granted during the quarter ended September 30, 2006 and 2007 was $3.87 per share and $5.55 per share, respectively. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2007 was $2.71 per share and $4.58 per share, respectively. The total intrinsic value of options exercised during the quarters ended September 30, 2006 and 2007 was $118 and $69, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2007 was $507 and $1,556, respectively. The total cash received from employees as a result of stock option exercises was $314 and $70 for the quarters ended September 30, 2006 and 2007, respectively. The total cash received from employees as a result of stock option exercises was $1,376 and $1,089 for the nine months ended September 30, 2006 and 2007, respectively.

        The following table summarizes the Company's unvested stock option activity:

	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2006	2,830,441	$3.54
Granted	663,500	4.58
Vested	(560,559)	3.63
Canceled	(483,650)	3.38

Unvested at September 30, 2007	2,449,732	$3.78

        At September 30, 2007, the total unrecognized fair value compensation cost related to unvested stock options granted to both employees and non-employees was $4,688, which is expected to be recognized over a remaining weighted-average period of 3.14 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations. The total fair value of shares vested during the quarter and nine months ended September 30, 2006 was $91 and $1,115, respectively. The total fair value of shares vested during the quarter and nine months ended September 30, 2007 was $46, and $2,032, respectively.

Restricted Stock Awards

        The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2007, the Company granted 625,000 restricted stock awards ("award") to certain employees of the Company, with an effective grant date of January 1, 2007. These awards cliff vest after three years, provided that the employee remains continuously employed through the issuance date. For the quarter and nine months ended September 30, 2007 the Company recorded non-cash share-based compensation expense related to these grants of $254 and $752, respectively.

        The following table summarizes the Company's unvested restricted stock activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	—
Granted	625,000	6.65
Vested	—
Canceled	—

Unvested at September 30, 2007	625,000	$6.65

        At September 30, 2007, the total unrecognized fair value compensation cost related to restricted stock awards granted to employees was $2,278, which is expected to be recognized over a remaining weighted-average period of 2.25 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations.

Stock Bonus Award

        During 2006 and 2007, the Company granted stock bonus awards ("award") to certain employees of the Company. On the issuance date, the Company shall issue a number of shares of the Company's common stock ("shares"), equal to the bonus award divided by the fair market value of the shares at that time, provided that the employee remains continuously employed through the issuance date. For the quarter and nine months ended September 30, 2006, the Company recorded non-cash share based compensation expense related to these grants of $125 and $375, respectively. For the quarter and nine months ended September 30, 2007 the Company recorded non-cash share based compensation expense related to these grants of $83 and $417, respectively.

        At September 30, 2007, the total unrecognized fair value compensation cost related to the stock bonus awards granted to employees was $792, which is expected to be recognized over a remaining weighted-average period of 1.73 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate.

Therefore the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations.

3.     Recent Accounting Pronouncements

        Uncertainty in Income Taxes—In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48"), an interpretation of FASB Statement No. 109, "Accounting for Income Taxes," ("FASB 109"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The impact of the Company's reassessment of its tax positions in accordance with FIN 48 did not have a material effect on the results of operations, financial condition or liquidity. See further discussion of FIN 48 at Note 9.

        Fair Value Measurements—In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which enhances the existing guidance for measuring assets and liabilities using fair value. This statement provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 emphasizes fair value as a market-based measurement instead of an entity-specific measurement. The statement sets out a fair value hierarchy with the highest priority being quoted prices in active markets. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS 157 and the impact on its consolidated financial position and results of operations. The Company will adopt SFAS 157 for the fiscal year beginning January 1, 2008.

        Fair Value Option for Financial Assets and Liabilities—In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS 159 and the impact on our consolidated financial position and results of operations. The Company will adopt SFAS 159 for the fiscal year beginning January 1, 2008.

4.     Marketable Securities

        Investments with original maturities greater than 90 days are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), and are classified accordingly by the Company at the time of purchase. In accordance with the provisions of SFAS 115, the Company's investments in marketable securities are classified as "available-for-sale." As of September 30, 2007, the Company's marketable securities consist of investment grade auction rate securities and debt securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 1, 7, 28 or 35 days. Auction rate securities are reported at fair value. Due to the frequent nature of their reset feature, the auction rate securities' market prices approximate their fair value. Debt securities are carried at fair market value, and any unrealized gains or temporary unrealized losses, net of income tax effects, are reported as a component of other comprehensive income. As of September 30, 2007, the Company had no unrealized gains or losses associated with its $23,575 of auction rate securities and $5,000 in debt securities. The Company subsequently sold all marketable securities during the fourth quarter of 2007. The Company did not recognize any gains or losses associated with the sales of these marketable securities.

5.     Goodwill and Intangible Assets

        Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2006	$150,069
Additions to goodwill during the period	—

Balance at September 30, 2007	$150,069

        Intangible assets consisted of the following:

	December 31, 2006			September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$51,063	$(22,909)	$28,154	$51,063	$(25,964)	$25,099
Other	7,175	(2,726)	4,449	6,910	(3,214)	3,696

Total amortizing intangible assets	$58,238	$(25,635)	$32,603	$57,973	$(29,178)	$28,795

Intangible assets not subject to amortization			$3,179			$3,600

Total other intangible assets			$35,782			$32,395

        The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate an impairment of these assets has possibly occurred. Goodwill is allocated to the Company's various reporting units which represent the Company's geographical regions. The Company compares the fair value of the reporting unit to its carrying amount to determine if there is potential impairment.

        Amortization expense for intangible assets subject to amortization was $1,230 and $1,139 for the quarters ended September 30, 2006 and 2007, respectively, and $3,703 and $3,543 for the nine months ended September 30, 2006 and 2007, respectively. The intangible assets not subject to amortization represent certificate of needs and regulatory authority rights which have indefinite useful lives.

        Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2007	$4,680
2008	4,467
2009	4,146
2010	4,077
2011	3,935

6.     Other Accrued Liabilities

        Other accrued liabilities consisted of the following:

	December 31, 2006	September 30, 2007
Accrued systems rental and maintenance costs	$2,596	$1,593
Accrued site rental fees	1,507	1,364
Accrued property and sales taxes payable	12,055	12,218
Accrued self-insurance expense	6,915	7,629
Other accrued expenses	9,258	5,901

Total	$32,331	$28,705

7.     Long-Term Debt and Senior Subordinated Credit Facility

        Long-term debt consisted of the following:

	December 31, 2006	September 30, 2007
Term loan facility	$367,200	$366,600
Senior subordinated notes	153,541	153,541
Equipment debt	8,684	10,202

Long-term debt, including current portion	529,425	530,343
Less current portion	2,858	2,822

Long-term debt	$526,567	$527,521

8.     Derivatives

        In 2004, the Company entered into interest rate swap agreements, with notional amounts of $56,813, $46,813 and $48,438 to manage the future cash interest payments associated with a portion of the Company's variable rate bank debt. These agreements are three years in length. Two of these agreements matured in the second quarter of 2007. One of these agreements will mature in the fourth quarter of 2007. As of September 30, 2006 and 2007, the fair value of the Company's interest rate swap agreements was $2,332 and $224, respectively. Under these arrangements, the Company receives three-month London Interbank Offered Rate ("LIBOR") and pays a fixed rate of 3.15%, 3.89% and 3.69%, respectively. The net effect is to record interest expense at fixed rates of 5.65%, 6.39% and 6.19%, respectively, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the quarter and nine months ended September 30, 2006 the Company received net settlement amounts of $649 and $1,420, respectively. For the nine months ended September 30, 2007, the Company received net settlement amounts of $1,017. The Company did not record any net settlement amount for the quarter ended September 30, 2007. Changes in the fair value of the swap agreements are recorded in interest expense each period, as these transactions do not qualify for hedge accounting treatment. For the quarter and nine months ended September 30, 2006, the Company recognized interest expense of $985 and $493, respectively, based on the change in the fair value of these instruments. For the quarter and nine months ended September 30, 2007 the Company recognized interest expense of $184 and $1,502, respectively, based on the change in the fair value of these instruments. The Company will continue to record subsequent changes in the fair value of the swaps through interest expense.

        In the first quarter of 2005, the Company entered into multiple interest rate collar agreements for its variable rate bank debt. The total underlying notional amount of the debt was $178,000. Under these arrangements the Company has purchased a cap on the interest rate of 4.00% and has sold a floor of 2.25%. The Company paid a net purchase price of $1,462 for these collars. These agreements are two and three years in length and mature at various dates between January 2007 and January 2008. As of September 30, 2006 and 2007, the fair value of the Company's interest rate collar agreements was $2,701 and $873, respectively. For the quarter and nine month period ended September 30, 2006, the Company received a net settlement amount of $519 and $874, respectively. For the quarter and nine month period ended September 30, 2007, the Company received a net settlement amount of $477 and $1,568, respectively. The Company has designated these collars as cash flow hedges of variable future cash flows associated with its long-term debt. For the quarters ended September 30, 2006 and 2007, the Company recognized $(720) and ($312), net of tax, respectively, in comprehensive income (loss), based on the change in fair value of these instruments. For the nine months ended September 30, 2006 and 2007, the Company recognized $105, and ($843), net of tax, respectively, based on the change in fair value of these instruments. The Company will record subsequent changes in the fair value of the collars through comprehensive income during the period these instruments are designated as hedges.

        The Company accounts for derivative instruments and hedging activities in accordance with the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities" ("SFAS 138"), an amendment of SFAS 133. On the date the Company enters into a derivative contract, management may designate the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company's derivatives are recorded on the balance sheet at their fair value. For derivatives accounted for as cash flow hedges any unrealized gains or losses on fair value are included in comprehensive income, net of tax, assuming perfect effectiveness. Any ineffectiveness is recognized in earnings.

9.     Income Taxes

        For the quarter and nine months ended September 30, 2007, the Company recorded a provision for income taxes of $3,006 and $10,199, or 43.2% and 41.5% of the Company's pretax income, respectively. For the quarter and nine months ended September 30, 2006, the Company recorded a provision for income taxes of $2,998 and $10,204, or 41.1% and 41.0% of the Company's pretax income, respectively. The Company's effective tax rate was higher than statutory rates primarily as a result of state income taxes.

        FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The impact of the Company's reassessment of its tax positions in accordance with FIN 48 did not have a material effect on the results of operations, financial condition or liquidity.

        As of September 30, 2007, the Company has provided a liability of $1,582 for unrecognized tax benefits related to various federal and state income tax matters. This entire amount would reduce the Company's effective income tax rate if recognized.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2007, the Company had approximately $107 in accrued interest and penalties which is included as a component of the $1,582 unrecognized tax benefit noted above.

        Alliance Imaging, Inc. and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2006. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2003 through 2006. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

10.   Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Numerator:
Net income	$4,304	$3,947	$14,703	$14,396

Denominator:
Denominator for basic earnings per share—weighted-average shares	49,844	50,898	49,737	50,442
Effect of dilutive securities:
Employee stock options	661	917	502	1,060
Denominator for diluted earnings per share—adjusted weighted-average shares	50,505	51,815	50,239	51,502

Earnings per common share:
Basic	$0.09	$0.08	$0.30	$0.29

Diluted	$0.09	$0.08	$0.29	$0.28

Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	703	531	765	547
Average exercise price per share that exceeds average market price of common stock	$11.69	$11.76	$11.55	$11.78

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

        In the normal course of business, the Company has made certain guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. The Company indemnifies other parties, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims arising from a breach of representations or covenants. In addition, the Company has entered into indemnification agreements with its executive officers and directors and the Company's bylaws contain similar indemnification obligations. Under these arrangements, we are obligated to indemnify, to the fullest extent permitted under applicable law, our current or former officers and directors for various amounts incurred with respect to actions, suits or proceedings in which they were made, or threatened to be made, a party as a result of acting as an officer or director.

        It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At September 30, 2007 the Company has determined that no liability is necessary related to these guarantees and indemnities.

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

12.   Related-Party Transactions

        The Company recorded management fees payable to Kohlberg Kravis Roberts & Co ("KKR") of $163 and $488 for each of the quarters and nine months ended September 30, 2006. The Company recorded management fees payable to KKR of $193 through the period ended April 16, 2007. As of April 16, 2007 KKR is no longer an affiliate of the Company and no longer provides financial advisory services.

        On April 16, 2007, funds managed by Oaktree Capital Management, LLC ("Oaktree") and MTS Health Investors, LLC ("MTS") purchased approximately 24,501,505 shares of the Company's common stock from a fund managed by an affiliate of KKR Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services.

        Revenue from management agreements with unconsolidated equity investees was $4,346 and $4,579 for the quarters ended September 30, 2006 and 2007, respectively, and $12,875 and $12,690 for the nine months ended September 30, 2006 and 2007, respectively.

13.   Investments in Unconsolidated Investees

        The Company has direct ownership in four unconsolidated investees at September 30, 2007. The Company owns between 33.3 percent and 50 percent of these investees, expiring at various dates through 2023. At September 30, 2007 the Company also has ownership in an unconsolidated investee of Alliance Oncology ("AO"), a consolidated joint venture of the Company. AO owns 50% of this investee and provides management services under an agreement which expires in 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

        Set forth below is certain financial data of these investees (amounts in thousands):

	December 31, 2006	September 30, 2007
Combined Balance Sheet Data:
Current assets	$10,033	$9,995
Noncurrent assets	26,182	25,904
Current liabilites	7,741	6,840
Noncurrent liabilites	11,822	9,673
	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Combined Operating Results:
Revenues	$10,056	$9,180	$30,806	$27,389
Expenses	7,722	6,752	23,584	19,900
Net income	2,334	2,428	7,222	7,489
Equity in earnings of unconsolidated investees	1,129	1,214	4,145	6,450

14.   Subsequent Events

        On November 5, 2007, the Company purchased all of the outstanding shares of the New England Health Enterprises Business Trust ("NEHE") and New England Imaging Management, LLC, a fixed-site provider of magnetic resonance imaging and computed tomography. NEHE operates seven fixed-sites and one mobile MRI system in Maine and Massachusetts. The total purchase price, which includes amounts paid for the purchase of certain minority interests in addition to the shares of NEHE and New England Imaging Management, LLC, consists of approximately $49,000 in cash and assumed liabilities.

        Also in November 2007, Alliance Oncology, LLC, an affiliate of the Company, purchased the assets of eight radiation therapy centers in Alabama, Arkansas, Mississippi, and Missouri from Bethesda Resources, Inc., a wholly-owned subsidiary of Sonix, Inc. Many of these centers are sole community providers and are located on or near hospital campuses. Several of these radiation therapy centers operate under certificates of need. The total purchase price consisted of approximately $36,000 in cash and assumed debt.

        The Company financed these acquisitions through internally generated funds, borrowings under its credit facility, capital leases and borrowings under a new facility described below.

        The new facility is an Acquisition Credit Agreement, dated as of November 5, 2007, as amended, among Alliance, Deutsche Bank AG Cayman Islands Branch, as administrative agent, and certain other lenders. The Acquisition Credit Agreement is a $50.0 million six-month term loan facility, maturing May 5, 2008. The facility will bear interest through maturity as follows:

  •
  if a Base Rate loan, then (1) for the period from the commencement of the facility through December 31, 2007, at the greater of (x) 8.50% or (y) the sum of the Base Rate plus 2.50% or (2) for the period from January 1, 2008 through the maturity of the facility, at the greater of (x) 9.00% or (y) the sum of the Base Rate plus 3.50%, or

  •
  if a LIBOR loan, then (1) for the period from the commencement of the facility through December 31, 2007, at the greater of (x) 8.50% or (y) the sum of LIBOR plus 3.50% or (2) for the period from January 1, 2008 through the maturity of the facility, at the greater of (x) 9.00% or (y) the sum of LIBOR plus 4.00%.

        The loans under the Acquisition Credit Agreement are guaranteed by certain subsidiaries acquired by the Company in the NEHE acquisition. The Acquisition Credit Facility contains certain customary covenants and events of default that are substantially similar to those contained in our existing credit facility. The Acquisition Credit Facility requires that the proceeds of equity and debt issuances be used to repay the aggregate principal amount outstanding under the facility in its entirety, or to the extent of proceeds received. Under certain circumstances, the Company is required to pay a prepayment penalty of $1.0 million in connection with the prepayment of the facility.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                            RESULTS OF OPERATIONS

Overview

        We are a leading national provider of shared-service and fixed-site diagnostic imaging services, based upon annual revenue and number of diagnostic imaging systems deployed. Our principal sources of revenue are derived from magnetic resonance imaging (MRI) and positron emission tomography and positron emission tomography/computed tomography (PET and PET/CT). We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared and full-time service basis. We also provide services through a growing number of fixed-sites primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which includes only the use of our imaging systems under a short-term contract. For the first nine months ended September 30, 2007, MRI services and PET and PET/CT services generated 60% and 31% of our revenue, respectively. The remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (CT), and management contract revenue. We had 470 diagnostic imaging, including 310 MRI systems and 76 PET or PET/CT systems and served over 1,000 clients in 43 states at September 30, 2007. Of these 470 diagnostic imaging, 74 were located in fixed-sites, which constitutes systems installed in hospitals or other buildings on hospital campuses, including modular buildings, systems installed inside medical groups' offices, or medical buildings, and free-standing fixed-sites, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space. Of these 74 fixed-sites, 63 were MRI fixed-sites, three were PET or PET/CT fixed-sites and eight were other modality fixed sites. We also operated three radiation therapy centers at September 30, 2007.

        Approximately 90% of our revenues for the nine months ended September 30, 2007 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients' behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients' receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

        Approximately 10% of our revenues for the nine months ended September 30, 2007 were generated by providing services directly to patients from our sites which are located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenue. Our revenue from these sites is generated from direct billings to patients or their third-party payors, including Medicare, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

        Fixed-sites and radiation therapy centers can be structured as either wholesale or retail arrangements. Revenues from these fixed-sites are included in both our wholesale or retail revenues, respectively.

        On February 8, 2006, the Deficit Reduction Act of 2005 ("DRA") was signed into law by President George W. Bush. The DRA imposes caps on Medicare payment rates for certain imaging services, including MRI and PET, furnished in physician's offices and other non-hospital based settings. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change applies to services furnished on or after January 1, 2007. The limitation is applicable to the technical components of the services only, which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule. The technical reimbursement under the Physician Fee Schedule generally allows for higher reimbursement than under the hospital outpatient prospective payment system, or HOPPS. The implementation of this reimbursement reduction contained in the DRA has had and will continue to have a significant effect on our financial condition and results of operations in 2007.

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

        On November 1, 2007, CMS issued a final determination related to Medicare Part B HOPPS reimbursement rates for imaging procedures, effective January 1, 2008. In this final ruling, CMS bundled the PET and PET/CT payment for the radiopharmaceutical with the payment for the PET and PET/CT scan. As a result, the 2008 national Medicare payment rate for PET and PET/CT scans was reduced by approximately 13% and 20%, respectively. In addition, CMS reduced the 2008 national Medicare HOPPS rate for MRI scans by approximately 3%. If these rates had been in effect for full year 2007, we estimate that our retail revenue related to these Medicare HOPPS reductions would have have been impacted by approximately $2 million.

        In addition, the DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts. The DRA mandates payment at 100% of the technical component of the higher-priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session. Initially, CMS announced that it would phase in this reimbursement reduction over a two-year period, resulting in a 25% reduction for each additional imaging procedure on contiguous body parts in 2006 and an additional 25% reduction in 2007. On November 1, 2006, however, CMS announced that it would not implement the additional 25% reduction in 2007. The implementation of this reimbursement reduction did not have a material impact on our consolidated financial position or results of operations for the year ended December 31, 2006 or the first nine months of 2007. We continue to believe that the implementation of this reimbursement reduction will not have a material impact on our consolidated financial position or results of operations in the future.

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

        We have experienced and continue to experience an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers, or OEM's, selling systems directly to certain of our clients. Typically, OEM's target our higher scan volume clients. This increase in activity by OEM's has resulted in overcapacity of systems in the marketplace, especially related to medical groups adding imaging capacity within their practice setting. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace these higher volume scan clients typically with lower volume clients. In the first nine months of 2007, our MRI revenues modestly declined compared to 2006 levels and we believe that MRI revenues will continue to modestly decline in future years.

Seasonality

        We experience seasonality in the revenues and margins generated for our services. In 2006 and 2007, the first and second quarters had more scanning days than the third and fourth quarters. Third and fourth quarter revenues are affected by holiday and client and patient vacation schedules resulting in fewer scans during the period. The variability in margins is higher than the variability in revenues due to the fixed nature of our costs.

Results of Operations

        The following table shows our consolidated statements of income as a percentage of revenues for each of the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	53.0	53.4	53.1	52.3
Selling, general and administrative expenses	12.0	12.2	11.9	12.9
Severance and related costs	—	0.3	0.2	0.1
Depreciation expense	18.4	18.6	18.2	18.7
Amortization expense	1.1	1.0	1.1	1.1
Interest expense, net of interest income	9.8	9.0	8.9	9.2
Other (income) and expense, net	(0.2)	—	0.1	(0.2)

Total costs and expenses	94.1	94.5	93.5	94.1

Income before income taxes, minority interest expense and earnings from unconsolidated investees	5.9	5.5	6.5	5.9
Income tax expense	2.6	2.7	3.0	3.1
Minority interest expense	0.5	0.3	0.4	0.4
Earnings from unconsolidated investees	(1.0)	(1.1)	(1.2)	(1.9)

Net income	3.8%	3.6%	4.3%	4.3%

        The table below provides MRI statistical information for each of the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
MRI statistics
Average number of total systems	323.0	302.8	322.0	307.5
Average number of scan-based systems	265.9	250.4	273.2	253.8
Scans per system per day (scan-based systems)	9.37	9.42	9.37	9.29
Total number scan-based MRI scans	172,791	160,098	535,082	486,877
Price per scan	$361.05	$363.05	$360.38	$362.00

        The table below provides PET and PET/CT statistical information for each of the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
PET and PET/CT statistics
Average number of systems	68.2	74.7	68.1	72.3
Scans per system per day	6.01	6.33	5.91	6.32
Total number of PET and PET/CT scans	25,521	28,888	74,719	85,751
Price per scan	$1,310	$1,186	$1,312	$1,202

        Following are the components of revenue (in millions) for each of the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Total MRI revenue	$69.1	$65.7	$212.7	$198.2
PET and PET/CT revenue	33.9	34.5	99.2	103.9
Other modalities and other revenue	10.5	10.0	32.2	29.2

Total	$113.5	$110.2	$344.1	$331.3

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Total fixed-site revenue (in millions)	$18.8	$19.2	$55.5	$55.9

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

        Revenue for the third quarter of 2007 was negatively impacted by the Medicare reimbursement reductions related to the DRA and HOPPS reimbursement rate reduction for PET and PET/CT imaging procedures which came into effect for services furnished on or after January 1, 2007. The full year 2007 revenue impact of the DRA and PET and PET/CT HOPPS reimbursement rate reductions is expected to total approximately $14 million. Revenue was also negatively impacted by approximately $1.1 million in the third quarter of 2007 over the third quarter of 2006 due to our decision to close 11 unprofitable fixed-sites during 2006.

        Revenue decreased $3.3 million, or 2.9%, to $110.2 million in the third quarter of 2007 compared to $113.5 million in the third quarter of 2006 primarily due to a decrease in total MRI revenue and a decrease in other modalities and other revenue, partially offset by an increase in PET and PET/CT revenues. Total MRI revenue decreased $3.4 million in the third quarter of 2007, or 4.9%, compared to the third quarter of 2006. Scan-based MRI revenue decreased $4.3 million in the third quarter of 2007, or 6.8%, to $58.1 million in the third quarter of 2007 from $62.4 million in the third quarter of 2006. This decrease is primarily a result of a 7.3% decrease in our scan-based MRI scan volume. Scan-based MRI scan volume decreased to 160,098 scans in the third quarter of 2007 from 172,791 scans in the third quarter of 2006, primarily due to a decrease in the average number of scan-based systems in service due to lower client demand. Scan-based systems in service decreased to 250.4 systems in the third quarter of 2007 from 265.9 systems in the third quarter of 2006 to adjust to a decline in MRI scan volumes and to maintain the efficiency of our mobile MRI systems. These decreases were partially offset by an increase in non-scan based MRI revenue of $0.9 million in the third quarter of 2007 over the same period in 2006 and an increase in average price per MRI scan to $363.05 per scan in the third quarter of 2007 compared to $361.05 per scan in the third quarter of 2006. Average scans per system per day also increased by 0.4% to 9.42 in the third quarter of 2007 from 9.37 in the third quarter of 2006. Other modalities and other revenue decreased $0.5 million, or 5.1%, to $10.0 million in the third quarter of 2007 compared to $10.5 million in the third of 2006 primarily due a decrease in management contract revenue for our management agreements and a decrease in CT revenue. PET and PET/CT revenue in the third quarter of 2007 increased $0.6 million, or 1.8%, compared to the third quarter of 2007. Total PET and PET/CT scan volumes increased 13.2% to 28,888 scans in the third quarter of 2007 from 25,521 scans in the third quarter of 2006, primarily as a result of growth in our core PET business. The average number of PET and PET/CT systems in service increased to 74.7 systems in the third quarter of 2007 from 68.2 systems in the third quarter of 2006. Scans per system per day increased 5.3%, to 6.33 scans per system per day in the third quarter of 2007 from 6.01 scans per system per day in the third quarter of 2006. These PET and PET/CT increases were partially offset by a 9.5% decline in the average price per PET and PET/CT scan, to $1,186 per scan in the third quarter of 2007 compared to $1,310 per scan in the third quarter of 2006. The decline in PET and PET/CT average price per scan is primarily due to the impact of the DRA and HOPPS reimbursement rate reductions which became effectively January 1, 2007.

        We had 310 MRI systems at September 30, 2007 compared to 334 MRI systems at September 30, 2006. We had 76 PET and PET/CT systems at September 30, 2007 compared to 71 PET and PET/CT systems at September 30, 2006. We operated 74 fixed sites at September 30, 2007 and 2006.

        Cost of revenues, excluding depreciation and amortization, decreased $1.4 million, or 2.2%, to $58.8 million in the third quarter of 2007 compared to $60.2 million in the third quarter of 2006. Medical supplies decreased $0.6 million, or 12.0%, primarily as a result of a decrease in film costs due to lower MRI scan volume. Medical supplies also decreased due to a decrease in radiopharmaceutical, or FDG, costs, which are used as a component of a PET and PET/CT scan, as a result of sourcing discounts, partially offset by an increase in FDG costs due to an increase in the number of PET and PET/CT scans. Site fee expense decreased $0.3 million, or 23.2%, primarily due to a decrease in variable site fees which are based on scan volume or number of days in service, as a result of lower MRI scan volume. Outside medical services decreased $0.2 million, or 5.1%, primarily as a result of a decrease in medical service costs and a decrease in radiologist service costs as a result of lower MRI scan volume. Fuel expenses decreased $0.2 million, or 8.1% primarily due to improved mobile route efficiency and a reduction in the number of power units in service. These decreases were partially offset by a $0.3 million increase in maintenance and related costs, or 2.2%, primarily due to an increase in the per unit cost for service contracts. Management contract expenses increased $0.3 million, or 8.9%, primarily as a result of an increase in expenses incurred on behalf of unconsolidated investees. All other cost of revenues, excluding depreciation and amortization, decreased $0.7 million, or 2.1%. Cost of revenues, as a percentage of revenue, increased to 53.4% in the third quarter of 2007 from 53.0% in the third quarter of 2006 primarily as a result of the decrease in revenue related to DRA and the HOPPS reimbursement reductions and as a result of the factors described above.

        Selling, general and administrative expenses decreased $0.2 million, or 1.7%, to $13.4 million in the third quarter of 2007 compared to $13.7 million in the third quarter of 2006. Bad debt expense decreased $0.8 million, or 84.8%, to $0.2 million in the third quarter of 2007 compared to $1.0 million in the third quarter of 2006. Non-cash share-based compensation increased $0.2 million in the third quarter of 2007 from the third quarter of 2006 due to new equity awards granted during the first quarter of 2007. All other selling, general and administrative expenses increased $0.4 million, or 3.6%. Selling, general administrative expenses as a percentage of revenue were 12.2% and 12.0% in the third quarter of 2007 and 2006, respectively.

        We recorded severance and related costs of $0.3 million in the third quarter of 2007.

        Depreciation expense increased $0.4 million, or 1.8%, to $20.4 million in the third quarter of 2007 compared to $20.8 million in the third quarter of 2006.

        Amortization expense decreased by $0.1 million, or 7.4%, to $1.1 million in the third quarter of 2007 compared to $1.2 million in the third quarter of 2006.

        Interest expense, net, decreased $1.1 million, or 9.8%, to $9.9 million in the third quarter of 2007 compared to $11.0 million in the third quarter of 2006. Variability in the fair value of our interest rate swaps executed in 2004 accounted for $0.8 million of the decrease in interest expense. The decrease in interest expense was also due to lower average debt balances during the third quarter of 2007 as a result of the repayment of debt in the fourth quarter of 2006. The decrease in interest expense was partially offset by higher average interest rates in the third quarter of 2007 on our variable rate term loans, which was partially offset by existing interest rate swap and collar agreements.

        Income tax expense was $3.0 million in both the third quarter of 2007 and 2006, resulting in effective tax rates of 43.2% and 41.1% in the third quarter of 2007 and 2006, respectively. Our effective tax rates were higher than statutory rates principally as a result of state income taxes.

        Minority interest expense was $0.3 million in the third quarter of 2007 and $0.5 million in the third quarter of 2006.

        Earnings from unconsolidated investees increased by $0.1 million, or 7.5%, to $1.2 million in the third quarter of 2007 compared to $1.1 million in the third quarter of 2006.

        Our net income was $3.9 million, or $0.08 per share on a diluted basis, in the third quarter of 2007 compared to $4.3 million, or $0.09 per share on a diluted basis, in the third quarter of 2006.

Nine Months Ended September 30, 2007 Compared to September 30, 2006

        Revenue for the first nine months of 2007 was negatively impacted by the Medicare reimbursement reductions related to the DRA and HOPPS reimbursement rate reduction for PET and PET/CT imaging procedures which came into effect for services furnished on or after January 1, 2007. The full year 2007 revenue impact of the DRA and PET and PET/CT HOPPS reimbursement rate reductions is expected to total approximately $14 million. Revenue was also negatively impacted by approximately $4.6 million in the first nine months of 2007 over the first nine months of 2006 due to our decision to close 11 unprofitable fixed-sites during 2006.

        Revenue decreased $12.8 million, or 3.7%, to $331.3 million in the first nine months of 2007 compared to $344.1 million in the first nine months of 2006 primarily due to a decrease in MRI revenue and other modalities and other revenue, partially offset by an increase in PET and PET/CT revenue. MRI revenue decreased $14.5 million in the first nine months of 2007, or 6.8%, compared to the first nine months of 2006. Scan-based MRI revenue decreased $16.6 million in the first nine months of 2007, or 8.6%, compared to the first nine months of 2006, from $192.9 million in the first nine months of 2006 to $176.2 million in the first nine months of 2007. Scan-based MRI scan volume decreased to 486,877 scans in the first nine months of 2007 from 535,082 scans in the first nine months of 2006, primarily due to a decrease in the average number of scan-based systems in service due to lower client demand. Scan-based systems in service decreased to 253.8 systems in the first nine months of 2007 from 273.2 systems in the first nine months of 2006 to adjust to a decline in MRI scan volumes and to maintain the efficiency of our mobile MRI systems. Average scans per system per day also decreased by 0.9% to 9.29 in the first nine months of 2007 from 9.37 in the first nine months of 2006. These decreases were partially offset by a 0.4% increase in the average price per MRI scan to $362.00 per scan in the first nine months of 2007 compared to $360.38 per scan in the first nine months of 2006 and an increase in non-scan based revenue of $2.1 million in the first nine months of 2007 over the same period in 2006. Other modalities and other revenue decreased $3.0 million, or 9.6%, to $29.2 million in the first nine months of 2007 compared to $32.2 million in the first nine months of 2006 primarily due to a decrease in management contract revenue for our management agreements and a decrease in CT revenue. PET and PET/CT revenue in the first nine months of 2007 increased $4.7 million, or 4.8%, compared to the first nine months of 2006. Total PET and PET/CT scan volumes increased 14.8% to 85,751 scans in the first nine months of 2007 from 74,719 scans in the first nine months of 2006, primarily as a result of growth in our core PET and PET/CT business. The average number of PET and PET/CT systems in service increased to 72.3 systems in the first nine months of 2007 from 68.1 systems in the first nine months of 2006. Scans per system per day increased 6.9%, to 6.32 scans per system per day in the first nine months of 2007 from 5.91 scans per system per day in the first nine months of 2006. These PET and PET/CT increases were partially offset by an 8.4% decline in the average price per PET and PET/CT scan, to $1,202 per scan in the first nine months of 2007 compared to $1,312 per scan in the first nine months of 2006. The decline in PET and PET/CT average price per scan is primarily due to the impact of the DRA and HOPPS reimbursement rate reductions which became effective January 1, 2007.

        We had 310 MRI systems at September 30, 2007 compared to 334 MRI systems at September 30, 2006. We had 76 PET and PET/CT systems at September 30, 2007 compared to 71 PET and PET/CT systems at September 30, 2006. We operated 74 fixed-sites at September 30, 2007 and September 30, 2006.

        Cost of revenues, excluding depreciation and amortization, decreased $9.4 million, or 5.2%, to $173.2 million in the first nine months of 2007 compared to $182.6 million in the first nine months of 2006. During the first nine months of 2006, we recorded a class action settlement of $2.5 million. Medical supplies decreased $1.9 million, or 11.7%, primarily as a result of a decrease in film costs related to lower MRI scan volume. Medical supplies also decreased due to a decrease in FDG costs, which are used as a component of PET and PET/CT scan as a result of sourcing discounts, partially offset by an increase in FDG costs due to an increase in the number of PET and PET/CT scans. Compensation and related employee expenses decreased $1.4 million, or 1.7%, primarily as a result of labor efficiencies and a lower average headcount of MRI technologists as a result of a decrease in the average number of MRI systems in use. Outside medical services decreased $1.2 million, or 17.4%, primarily as a result of a decrease in medical service costs and radiologist service costs associated with lower MRI scan volume, and a decrease in temporary staffing needs. Equipment rental expense decreased $0.9 million, or 22.2%, primarily due to a lower number of rental systems in use to support current clients as a result of improved system utilization. Site fee expenses decreased $0.6 million, or 17.0%, primarily due to a decrease in the average number of retail fixed-sites in operation. Fuel expenses decreased $0.6 million, or 12.2%, primarily due to improved mobile route efficiency and a reduction in the number of power units in service. Power units and transportation expenses decreased $0.3 million, or 17.0%, primarily due to a decrease in the number of power units on operating leases. Management contract expenses decreased $0.1 million, or 0.8%, primarily as a result of a decrease in expenses incurred on behalf of unconsolidated investees. These decreases were partially offset by a $1.9 million increase in maintenance and related costs, or 5.5%, primarily due to an increase per unit cost for service contracts. All other cost of revenues, excluding depreciation and amortization, decreased $1.8 million, or 14.3%. Cost of revenues, as a percentage of revenue, decreased to 52.3% in the first nine months of 2007 from 53.1% in the first nine months of 2006 primarily as a result of the decrease in revenue related to DRA and the HOPPS reimbursement reductions and as a result of the factors described above.

        Selling, general and administrative expenses increased $1.7 million, or 4.1%, to $42.7 million in the first nine months of 2007 compared to $41.0 million in the first nine months of 2006. Professional services increased $1.1 million, or 22.7%, due to an increase in legal costs and consulting services. Non-cash share-based compensation increased $0.7 million in the first nine months of 2007 from the first nine months of 2006 due to new equity awards granted during the first quarter of 2007. All other selling, general and administrative expenses decreased $0.1 million, or 0.3%. Selling, general and administrative expenses as a percentage of revenue were 12.9% and 11.9% in the first nine months of 2007 and 2006, respectively.

        We recorded severance and related costs of $0.5 million in the first nine months of 2007 and 2006.

        Depreciation expense decreased $0.7 million, or 1.1%, to $62.0 million in the first nine months of 2007 compared to $62.7 million in the first nine months of 2006.

        Amortization expense was $3.5 million in the first nine months of 2007 and $3.7 million in the first nine months of 2006.

        Interest expense, net, decreased $0.4 million, or 1.4%, to $30.4 million in the first nine months of 2007 compared to $30.8 million in the first nine months of 2006. The decrease in interest expense was due to lower average debt balances during the first nine months of 2007 as a result of the repayment of debt in the fourth quarter of 2006. The decrease in interest expense was partially offset by higher average interest rates in the third quarter of 2007 on our variable rate term loans, which was partially offset by existing interest rate swap and collar agreements. These decreases were also partially offset by an increase of $1.0 million in interest expense due to the variability in the fair value of our interest rate swaps executed in 2004.

        Income tax expense was $10.2 million in the first nine months of 2007 and 2006, resulting in effective tax rates of 41.5% and 41.0% in the first nine months of 2007 and 2006, respectively. Our effective tax rates were higher than statutory rates for the first nine months of 2007 and 2006 primarily as a result of state income taxes.

        Minority interest expense decreased $0.3 million, or 17.1%, to $1.3 million in the first nine months of 2007 compared to $1.6 million in the first nine months of 2006.

        Earnings from unconsolidated investees increased by $2.3 million, or 55.6%, to $6.4 million in the first nine months of 2007 compared to $4.1 million in the first nine months of 2006.

        Our net income was $14.4 million, or $0.28 per share on a diluted basis, in the first nine months of 2007 compared to $14.7 million, or $0.29 per share on a diluted basis, in the first nine months of 2006.

Liquidity and Capital Resources

        Our primary source of liquidity is cash provided by operating activities. We generated $80.4 million and $77.2 million of cash flow from operating activities in the first nine months of 2007 and 2006, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET and other diagnostic imaging services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts decreased by $0.1 million in the first nine months of 2007 compared to the first nine months of 2006. Our number of days of revenue outstanding for our accounts receivable was 50 days for September 30, 2007 and 2006, which we believe is among the more favorable in the healthcare service industry. In addition, as of September 30, 2007, we had $64.1 million available borrowings under our revolving line of credit.

        We used cash of $61.2 million and $43.9 million for investing activities in the first nine months of 2007 and 2006, respectively. Our primary use of capital resources is to fund capital expenditures. We incur capital expenditures for the purposes of:

  •
  purchasing new systems;

  •
  replacing less advanced systems with new systems;

  •
  providing upgrades of our MRI and PET and PET/CT systems and upgrading our corporate infrastructure for future growth.

        Capital expenditures totaled $45.2 million and $56.5 million in the first nine months of 2007 and 2006, respectively. During the first nine months of 2007 we purchased 12 MRI systems, 10 PET/CT systems and four CT systems. We traded-in or sold a total of 61 total systems for the nine months ended September 30, 2007. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2007 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. Based upon the client demand described above, which dictates the type of equipment purchased, we expect capital expenditures to total approximately $55 to $65 million in 2007.

        We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our credit facilities, will be sufficient over the next one to two years to fund anticipated capital expenditures and make required payments of principal and interest on our debt.

Recent Accounting Pronouncements

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48"), an interpretation of FASB Statement No. 109, "Accounting for Income Taxes," ("FASB 109"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The impact of our reassessment of tax positions in accordance with FIN 48 did not have a material effect on our results of operations, financial condition or liquidity.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," ("SFAS 157"), which enhances the existing guidance for measuring assets and liabilities using fair value. This statement provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 emphasizes fair value as a market-based measurement instead of an entity-specific measurement. The statement sets out a fair value hierarchy with the highest priority being quoted prices in active markets. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the provisions of SFAS 157 and the impact on our consolidated financial position and results of operations. We will adopt SFAS 157 for the fiscal year beginning January 1, 2008.

        February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the provisions of SFAS 159 and the impact on our consolidated financial position and results of operations. We will adopt SFAS 159 for the fiscal year beginning January 1, 2008.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

        Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly in the section entitled "Liquidity and Capital Resources", and elsewhere in this quarterly report on Form 10-Q, are "forward-looking statements," within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as results of operations and financial condition, capital expenditures, the consummation of acquisitions and financing transactions and the effect of such transactions on our business and our plans and objectives for future operations and expansion are examples of forward-looking statements. In some cases you can identify these statements by forward-looking words like "may", "will", "should", "expect", "anticipate", "believe", "estimate" "predict", "continue" or similar words. These forward-looking statements are subject to risks and uncertainties which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. These risks and uncertainties include factors affecting our leverage, including fluctuations in interest rates, the risk that the counter-parties to our interest rate swap agreements fail to satisfy their obligations under these agreements, our ability to incur financing, the effect of operating and financial restrictions in our debt instruments, the accuracy of our estimates regarding our capital requirements, the effect of intense levels of competition in our industry, changes in the rates or methods of third party reimbursements for diagnostic imaging services, changes in the healthcare regulatory environment, our ability to keep pace with technological developments within our industry, difficulties we may face in connection with acquisitions, including unexpected costs or liabilities resulting from acquisitions and risks associated with integration of the acquisitions, and other risks and uncertainties, including those enumerated and described under "Risk Factors" in our Form 10-K/A, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 2006 and in Part II, Item 1A of this Form 10-Q. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by us.

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

        During 2004 we entered into swap agreements which have notional amounts of $56.8 million, $46.8 million and $48.4 million at September 30, 2007. Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%, 3.89%, and 3.69%, respectively. The net effect is to record interest expense at fixed rates of 5.65%, 6.39% and 6.19% respectively, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the nine months ended September 30, 2007, we received a net settlement amount $1.0 million. We did not receive a net settlement for the quarter ended September 30, 2007. For the quarter ended and nine months ended September 30, 2006 we received a net settlement amount of $0.6 million and $1.4 million, respectively. Two of the swap agreements matured during the second quarter of 2007 and one of the swap agreements will mature during the fourth quarter of 2007.

        During 2005 we entered into multiple interest rate collar agreements which have a notional amount of $178.0 million. Under the terms of these agreements, we have purchased a cap on the interest rate of 4.00% and have sold a floor of 2.25%. For the quarter and nine months ended September 30, 2007, we received a net settlement amount of $0.5 and $1.6 million, respectively, on these collar agreements. For the quarter and nine months ended September 30, 2006, we received a net settlement amount of $0.5 million and $0.9 million, respectively, on these collar agreements. The collar agreements mature at various dates between January 2007 and January 2008.

        The collar agreements have been designated as cash flow hedges of variable future cash flows associated with our long term debt. In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," the collars are recorded at fair value. On a quarterly basis, the fair value of the collars will be determined based on quoted market prices and, assuming perfect effectiveness, the difference between the fair value and the book value of the collars will be recognized in comprehensive income, a component of shareholders' equity. Any ineffectiveness of the collars is required to be recognized in earnings.

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

        Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents and marketable securities. The Company maintains its cash equivalents in financial instruments with original maturities of 90 days or less. The Company also holds investments in marketable securities, which consist primarily of investment grade auction rate securities and debt securities, all classified as available-for-sale with original maturities greater than 90 days. The recorded carrying amounts of cash and cash equivalents and marketable securities approximate fair value due to their short-term maturities.

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

        As reported in October 2007, we identified an error in the condensed consolidated financial statements for the quarter and six months ended June 30, 2007 with respect to an incorrect classification of marketable securities as cash and cash equivalents and restated our condensed consolidated financial statements for the quarter and six months ended June 30, 2007 to correct the error. In connection with the restatement, management, with the participation of our Chief Executive Officer and our Chief Financial Officer, re-evaluated our disclosure controls and procedures. In performing the re-evaluation, management considered the control deficiency that resulted in the error in the classification of cash and cash equivalents and marketable securities. Based on our re-evaluation, we concluded that the restatement was the result of a significant deficiency in our internal control over financial reporting relating to the financial presentation of cash and cash equivalents and marketable securities. In reaching this conclusion, we considered the effects of the restatement to the condensed consolidated financial statements for the quarter and six months ended June 30, 2007.

        There were no changes in the Company's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting. Since the end of the fiscal quarter covered by this report, the Company has adopted the following changes in its internal control over financial reporting to address the foregoing significant deficiency: We enhanced the review process of the cash reconciliation process by knowledgeable management in order to properly distinguish cash and cash equivalents from other types of cash investments. As a result of these changes, management believes that the Company's internal control over financial reporting is effective at the reasonable assurance level, although the Company will not be able to determine whether the significant deficiency has been fully remediated until completion of controls testing conducted in connection with the Company's assessment of internal control over financial reporting conducted as of December 31, 2007.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On May 5, 2005, Alliance Imaging, Inc. was served with a complaint filed in Alameda County Superior Court alleging wage and hour claims on behalf of a putative class of approximately 400 former and current California employees of the Company. On August 19, 2005, the plaintiffs filed an amended complaint, which the Company answered on September 23, 2005. In this suit, captioned Linda S. Jones, et al. v. Alliance Imaging, Inc., et al., the plaintiffs allege violations of California's wage, meal period, and break time laws and regulations. Plaintiffs sought recovery of unspecified economic damages, statutory penalties, attorneys' fees, and costs of suit. On or about March 10, 2006, plaintiffs filed a second amended complaint adding a cause of action for conversion and a plea for punitive damages. The Company filed a demurrer seeking to strike the new claim and plea. On July 19, 2006, the Company and the Plaintiffs entered into a tentative settlement of the Class Action Complaint pursuant to which the Company agreed to pay $2.5 million in exchange for dismissal with prejudice of all claims brought on behalf of the putative class under the Class Action Complaint. On September 8, 2006, the settlement was preliminarily approved by the court and a conditional class was certified for purposes of seeking class approval of the settlement. On October 2, 2006, notice was mailed to the conditional class members outlining the terms of the settlement and providing all class members with an opportunity to opt out of the settlement prior to the final approval hearing scheduled for November 27, 2006. Two putative class members opted out of the class, and there were no objections submitted. The final approval hearing was held on November 27, 2006 as scheduled, and the Court granted final approval of the settlement. The settlement amount was distributed by the class settlement administrator on February 16, 2007. On July 24, 2007, the Court ordered the case dismissed with prejudice pursuant to the Class Settlement Agreement.

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

ITEM 1A.    RISK FACTORS

        We have included in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2006, a description of certain risks and uncertainties that could affect our business, future performance or financial condition. Among these risk factors are risk factors entitled:

  •
  "Loss of key executives and failure to attract qualified managers and sales persons could limit our growth and negatively impact our operations"; and

  •
  "We are controlled by a single stockholder who will be able to exert significant influence over matters requiring stockholder approval, including change of control transactions"; and

  •
  "Changes in the rates or methods of third-party reimbursements for diagnostic imaging services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and harm to our financial position"; and

  •
  "Healthcare reform legislation and regulations could impact our operations or limit the prices we can charge for our services, which would reduce our revenues and harm our operating results."

        These four risk factors are amended and superseded by the risk factors set forth below. The other risk factors disclosed in our Form 10-K/A shall remain in full force and affect.

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

        We derive approximately 10% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid or private health insurance companies, and changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues. Moreover, our healthcare provider clients on whom we depend for the majority of our revenues generally rely on reimbursement from third-party payors. If our clients receive decreased reimbursement, this could result in a reduced demand for our services or downward pricing pressures, which could have a material impact on our financial position.

        From time to time, changes designed to contain healthcare costs have been proposed, some of which have resulted in decreased reimbursement rates for diagnostic imaging services. For example, on February 8, 2006, the Deficit Reduction Act of 2005, or DRA, was signed into law by President George W. Bush. The DRA imposes caps on Medicare payment rates for certain imaging services, including MRI, PET and CT, furnished in physician's offices and other non-hospital based settings. Under the caps, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change applies to services furnished on or after January 1, 2007. The caps are applicable to the technical component of the services only (which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule). If the technical component of the service established under the Physician Fee Schedule (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), then the payment is to be reduced. In other words, in those instances where the technical component for the particular service is greater for the non-hospital site, the DRA directs that the hospital outpatient payment rate be substituted for the otherwise applicable Physician Fee Schedule payment rates. The implementation of this reimbursement reduction contained in the DRA has had and will continue to have a significant effect on our financial condition and results of operations in 2007.

        In addition, on November 1, 2006, the Centers for Medicare and Medicaid Services ("CMS") issued a final rule for the Medicare Part B hospital outpatient prospective payment system, or HOPPS reimbursement rates for PET and PET/CT imaging procedures, effective January 1, 2007. For 2007, the national rate for PET scans was reduced from the rate of $1,150 per scan in 2006 to $855 per scan. In addition, for 2007, the national rate for PET/CT scans was reduced from the rate of $1,250 per scan in 2006 to $950 per scan.

        For full year 2006, we estimate that approximately 5.6% of our revenue was billed directly to the Medicare program. If the DRA had been in effect for full year 2006, we estimate the reduction in Medicare revenue due to the DRA reimbursement rate decrease would have been approximately $9.7 million. Additionally, the 2007 PET and PET/CT Medicare HOPPS reductions described above would have reduced revenue by approximately $2.8 million. Combined, the DRA and PET and PET/CT Medicare HOPPS rate reductions would have negatively impacted our 2006 revenue and will negatively impact our 2007 revenue by a total of $12.5 million and $14.0 million, respectively. We expect that the entire 2007 revenue decrease will directly negatively affect revenue and earnings.

        On November 1, 2007, CMS issued a final determination related to Medicare Part B HOPPS reimbursement rates for imaging procedures, effective January 1, 2008. In this final ruling, CMS bundled the PET and PET/CT payment for the radiopharmaceutical with the payment for the PET and PET/CT scan. As a result, the 2008 national Medicare payment rate for PET and PET/CT scans was reduced by approximately 13% and 20%, respectively. In addition, CMS reduced the 2008 national Medicare HOPPS rate for MRI scans by approximately 3%. If these rates had been in effect for full year 2007, we estimate that our retail revenue related to these Medicare HOPPS reductions would have have been impacted by approximately $2 million.

        As a result of the 2007 and 2008 reductions in Medicare reimbursement rates resulting from the implementation of the DRA and revised PET and PET/CT reimbursements under HOPPS, the Company may face increased PET and PET/CT wholesale pricing pressure.

        In addition, the DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts, which was previously announced by CMS. The DRA mandates payment at 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session. Initially, CMS announced that it would phase in this reimbursement reduction over a two-year period, resulting in a 25% reduction for each additional imaging procedure on contiguous body parts in 2006 and an additional 25% reduction in 2007. On November 1, 2006, however, CMS announced that it would not implement the additional 25% reduction in 2007. The agency did not address this issue in the 2008 final rule updating the Medicare Physician Fee Schedule. The implementation of this reimbursement reduction did not have a material impact on our consolidated financial position or results of operations for the year ended December 31, 2006 or the first nine months of 2007. We continue to believe that the implementation of this reimbursement reduction will not have a material impact on our consolidated financial position or results of operations in the future.

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

        Regulations published in November 2006 by the Centers for Medicare and Medicaid Services, or CMS, identify 14 new supplier standards applicable to independent diagnostic testing facilities, or IDTFs, which includes some of the Company's facilities. CMS designed these standards to ensure that minimum quality standards are met to protect Medicare beneficiaries. If an IDTF fails to meet one or more of the standards at the time of enrollment or re-enrollment, then its application will be denied or the agency will revoke an IDTF's billing privileges. These new standards went into effect on January 1, 2007, and IDTFs must meet these standards to obtain or retain enrollment in the Medicare program. CMS published additional regulatory provisions in November 2007 that revise the existing IDTF standards and also create several additional standards. These changes go into effect on January 1, 2008. We believe we meet the requirements of the existing and new standards in all material respects; however, to the extent that CMS publishes interpretations of these standards that are more restrictive than the standards described in the agency's published rules, our business could be adversely impacted. At this time, we cannot predict the impact that these new standards will have on our business.

        It is also not clear at this time what existing or future proposals, if any, will be made or adopted and, if adopted, what effect these proposals would have on our business. Aspects of certain of these healthcare proposals, such as payment reductions in the Medicare and Medicaid programs, containment of healthcare costs on an interim basis by means that could include a short-term freeze on prices charged by healthcare providers, and permitting greater state flexibility in the administration of Medicaid, could limit the demand for our services or affect the revenue per procedure that we can collect which would harm our business and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5.    OTHER INFORMATION

        Not applicable.

ITEM 6.    EXHIBITS

  (a)
  Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Alliance.(7)
3.2	Amended and Restated By-laws of Alliance. (7)
4.1	Indenture dated as of April 10, 2001 by and between the Registrant and the Bank of New York with respect to $260 million aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2011.(1)
4.2	Credit Agreement dated as of November 2, 1999, as amended.(1)
4.3	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(3)
4.4	Second Amendment dated as of June 10, 2002 to Credit Agreement.(8)
4.5	Indenture dated as of December 29, 2004 by and between the Registrant and the Bank of New York with respect to $150 million aggregate principal amount of 71/4% Senior Subordinated Notes due 2012 and 71/4% Series B Senior Subordinated Notes due 2012.(6)
4.6	Supplemental Indenture dated as of December 14, 2004 by and between Registrant and the Bank of New York with respect to 103/8% Senior Subordinated Notes due 2011.(6)
4.7	Third Amendment dated as of December 29, 2004 to Credit Agreement.(6)
4.8	Fourth Amendment dated as of December 19, 2005 to Credit Agreement.(8)
4.9	Fifth Amendment dated as of April 16, 2007 to Credit Agreement.(17)
10.1	The 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended.(11)
10.2	Two forms of option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended.(1)
10.3	Alliance Directors' Deferred Compensation Plan, as amended.(2)
10.4	Employment Agreement dated as of January 1, 2003 between Alliance and Paul S. Viviano.(5)
10.5	Agreement Not to Compete dated as of January 1, 2003 between Alliance and Paul S. Viviano.(5)
10.6	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(5)
10.7	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(5)
10.8	Form of Stockholder's Agreement.(1)
10.9	Registration Rights Agreement dated as of November 2, 1999.(1)
10.10	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(1)
10.11	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(1)
10.12	Form of Indemnification Agreement.(2)
10.13	Amended and Restated Employment Agreement dated as of May 9, 2005 between Alliance and Paul S. Viviano.(7)
10.14	Agreement Not to Compete dated as of May 9, 2005 between Alliance and Paul S. Viviano.(7)
10.15	Employment Agreement dated as of May 9, 2005 between Alliance and Andrew P. Hayek.(7)
10.16	Agreement Not to Compete dated as of May 9, 2005 between Alliance and Andrew P. Hayek.(7)

10.17	Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara.(9)
10.18	Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara.(9)
10.19	2006 Executive Incentive Plan †(10)
10.20	Summary of compensation award to Nicholas A. Poan(12)
10.21	Forms of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and Restated(15)
10.22	Form of Stock Bonus Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and Restated(15)
10.23	Summary of compensation award to Michael F. Frisch(13)
10.24	Summary of compensation award to Eli Glovinsky(15)
10.25	Schedule of Executive Officer Compensation(15)
10.26	Schedule of Non-Employee Director Compensation(15)
10.27	Underwriting Agreement, dated November 20, 2006, by and among Alliance Imaging, Inc., the selling stockholder named therein and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein(14)
10.28	Governance and Standstill Agreement, dated as of March 16, 2007, among Alliance Imaging, Inc., OCM Principal Opportunities Fund IV, LP., and MTS Health Investors II, L.P.(16)
10.29	Form of Executive Severance Agreement(16)
10.30	Assignment, dated as of April 16, 2007, to Registration Rights Agreement, dated as of November 2, 1999.(17)
10.31	Amendment No. 2 to Management Agreement, dated as of April 16, 2007, between Alliance and Kohlberg, Kravis Roberts & Co., LLP.(17)
10.32	Amendment of Employment Agreement, dated as of April 16, 2007, between Paul S. Viviano and Alliance Imaging, Inc.(17)
10.33	Amendment of Employment Agreement, dated as of April 16, 2007, between Howard K. Aihara and Alliance Imaging, Inc.(17)
10.34	Underwriting Agreement, dated May 10, 2007, by and among Alliance Imaging, Inc., the selling stockholder named therein and Citigroup Global Markets Inc., the underwriter named therein.(18)
21.1	List of subsidiaries.(15)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(19)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(19)

(1)
Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-4, No. 333-60682, as amended.

(2)
Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1, No. 333-64322, as amended.

(3)
Incorporated by reference to exhibits filed in response to Item 6, "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 001-16609).

(4)
Incorporated by reference to exhibits filed in response to Item 6, "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-16609).

(5)
Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-16609).

(6)
Incorporated by reference to exhibits filed in response to Item 9.01(c), "Exhibits" of the Company's Current Report on Form 8-K, dated December 29, 2004 (File No. 001-16609).

(7)
Incorporated by reference to exhibits filed in response to Item 6, "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-16609).

(8)
Incorporated by reference to exhibits filed in response to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated December 22, 2005 (File No. 001-16609).

(9)
Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(1), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-16609).

(10)
Incorporated by reference to exhibits filed in response to Item 6, "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 001-16609).

(11)
Incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A relating to its 2007 Annual Meeting (File No. 001-16609).

(12)
Incorporated by reference to Item 1.01, of the Company's Current Report on Form 8-K, dated October 17, 2006 (File No. 001-16609).

(13)
Incorporated by reference to Item 5.02(c) of the Company's Current Report on Form 8-K, dated November 13, 2006 (File No. 001-16609)

(14)
Incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K, dated November 22, 2006 (File No. 001-16609)

(15)
Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-16609).

(16)
Incorporated by reference to Item 9.01(d), "Exhibits", of the Company's Current Report on Form 8-K, dated March 16, 2007 (File No. 001-16609)

(17)
Incorporated by reference to Item 9.01(d), "Exhibits", of the Company's Current Report on Form 8-K, dated April 20, 2007 (File No. 001-16609)

(18)
Incorporated by reference to Item 9.01(d), "Exhibits", of the Company's Current Report on Form 8-K, dated May 15, 2007 (File No. 001-16609)

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

QuickLinks

ALLIANCE IMAGING, INC. FORM 10-Q September 30, 2007 Index
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
ALLIANCE IMAGING, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands)
ALLIANCE IMAGING, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited) (in thousands, except per share amounts)
ALLIANCE IMAGING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
ALLIANCE IMAGING, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2007 (Unaudited) (Dollars in thousands, except per share amounts)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES