Form 10-K
period 2007-12-31
ALLIANCE IMAGING INC /DE/
filed 2008-03-12
CIK 817135

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File Number 1-16609

ALLIANCE IMAGING, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of other jurisdiction of Incorporation or organization)	33-0239910 (IRS Employer Identification Number)

1900 S. State College Blvd., Suite 600, Anaheim, California 92806
(Address of principal executive office) (Zip Code)

Registrant's telephone number, including area code: (714) 688-7100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on which Registered
Common Stock, Par Value $0.01	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 2008, based upon the closing price of the Common Stock as reported by the New York Stock Exchange on such date, was $9.56.

         The number of shares outstanding of Common Stock, par value $0.01, as of March 7, 2008 was 51,029,521 shares.

Documents Incorporated by Reference

         The Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 23, 2008 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

Item 1.    Business.

General

        We are a leading national provider of shared-service and fixed-site diagnostic imaging services, based upon annual revenue and number of diagnostic imaging systems deployed. Our principal sources of revenue are derived from magnetic resonance imaging (MRI), and positron emission tomography and positron emission tomography/computed tomography (PET and PET/CT). Unless the context otherwise requires, the words "we" "us" and "our" as used in this Form 10-K refers to Alliance Imaging, Inc. and our direct and indirect subsidiaries. We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. We also provide services through a growing number of fixed-site imaging centers, primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which includes only the use of our imaging systems under a short-term contract. We have also leveraged our leadership in MRI, PET and PET/CT to expand into radiation oncology. Our radiation oncology business is operated through our affiliate, Alliance Oncology, LLC and includes a wide range of services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, actual radiation therapy delivery, therapy management and follow-up care. Our services include the use of our linear accelerators, therapists to operate such systems, administrative staff, equipment maintenance and upgrades, and management of day-to-day operations. For the fiscal year ended December 31, 2007, MRI services and PET and PET/CT services generated 60% and 31% of our revenue, respectively. The remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (CT), and management contract revenue. We had 488 diagnostic imaging systems, including 310 MRI systems and 79 PET or PET/CT systems, and served over 1,000 clients in 44 states at December 31, 2007. We operated 88 fixed-site imaging centers (5 in unconsolidated joint ventures), which constitutes systems installed in hospitals or other buildings on hospital campuses, including modular buildings, systems installed inside medical groups' offices, or medical buildings, and free-standing fixed-site imaging centers, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space. At December 31, 2007, we operated 88 fixed-site imaging centers, of which 72 were MRI fixed-site imaging centers, three were PET or PET/CT fixed-site imaging centers, eight were other modality fixed-site imaging centers, and five were in unconsolidated joint ventures. We also operated 12 radiation therapy centers (two in unconsolidated joint ventures) as of December 31, 2007.

        Approximately 89% of our revenues for the year ended December 31, 2007 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independently of our clients' receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provision and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own systems. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

        Approximately 11% of our revenues for the year ended December 31, 2007 were generated by providing services directly to patients from our sites which are located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenue. Our revenue from these sites is generated from direct billings to patients or their third-party payors, including Medicare, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

        Fixed-site imaging centers and radiation therapy centers can be structured as either wholesale or retail arrangements. Revenues from these centers are included in both our wholesale or retail revenues, respectively.

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

Significant 2007 Corporate Events

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

        We appointed Eli H. Glovinsky as executive vice president, general counsel and secretary effective February 1, 2007. Prior to joining Alliance, Mr. Glovinsky served as corporate vice president and chief legal counsel at Premier Inc., a voluntary alliance of hospitals and health systems, representing approximately 1,500 hospitals and 20,000 other health care providers. From 1997 to 2003 Mr. Glovinsky served as Premier's vice president and associate general counsel. Mr. Glovinsky began his career as an associate at the law firm of Konowieki & Rank.

        On April 16, 2007, funds managed by Oaktree Capital Management, LLC ("Oaktree") and MTS Health Investors, LLC ("MTS") purchased approximately 24,501,505 shares of the Company's common stock from a fund managed by an affiliate of Kohlberg Kravis Roberts & Co ("KKR"). Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company.

        On November 2, 2007, Alliance Oncology, LLC, an affiliate of ours, purchased the assets of eight radiation therapy centers in Alabama, Arkansas, Mississippi, and Missouri from Bethesda Resources, Inc., a wholly-owned subsidiary of Sonix, Inc. (the "Sonix acquisition"). Many of these centers are sole community providers and are located on or near hospital campuses. Several of these radiation therapy centers operate under certificates of need. The total purchase price consisted of approximately $37 million in cash and assumed debt. Revenue from this acquisition is expected to total approximately $14 million on an annualized basis.

        On November 5, 2007, we purchased all of the outstanding shares of the New England Health Enterprises Business Trust and all of the outstanding membership interests of New England Imaging Management, LLC, a fixed-site imaging center provider of MRI and CT (the "NEHE acquisition"). NEHE operates seven fixed-site imaging centers and one mobile MRI system in Maine and Massachusetts. The total purchase price, which includes amounts paid for the purchase of certain minority interests in addition to the shares of NEHE and membership interests of New England Imaging Management, LLC, consisted of approximately $47 million in cash and $6 million in assumed liabilities. Revenue from this acquisition is expected to total approximately $20 million on an annualized basis.

        On December 4, 2007 we issued an additional $150 million of our 7 1/4% Senior Subordinated Notes due 2012 (the "new 7 1/4% Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The new 7 1/4% Notes were issued at a discount of 8.5%. The new 7 1/4% Notes have terms that are substantially identical to our original 7 1/4% Notes, but were issued under a new indenture and are therefore a separate series of notes. We used a portion of the net proceeds from the issuance of the new 7 1/4% Notes to repay and terminate an Acquisition Credit Facility entered into to finance the NEHE acquisition (as described in Note 8 of the Notes to Consolidated Financial Statements). The remaining net proceeds will be used for general corporate purposes, which may include acquisitions.

Industry Overview

        Diagnostic imaging services are noninvasive procedures that generate representations of the internal anatomy and convert them to film or digital media. Diagnostic imaging systems facilitate the early diagnosis of diseases and disorders, often minimizing the cost and amount of care required and reducing the need for costly and invasive diagnostic procedures. Radiation therapy ("RT") is the use of high-energy radiation to treat cancer. The market of RT providers is highly fragmented with approximately 70% of services still performed in hospitals.

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

Radiation Therapy

        Radiation therapy uses high-energy radiation to treat cancer. The radiation diminishes cancer cells' ability to reproduce, which causes the body to naturally dispose of these cells. Approximately 50% of new cancer patients are treated with radiation therapy each year. Radiation therapy is often used together with other oncology treatments such as chemotherapy and surgical oncology and covers a wide range of services for cancer patients including initial consultation, preparation for treatment, simulation of treatment, actual radiation therapy delivery, therapy management and follow-up care. Our radiation therapy business includes the following services:

  •
  Image guided radiation therapy (IGRT).    Enables radiation oncologists to utilize imaging at time of treatment to localize tumors and accurately mirror the contour of a tumor from any angle. Primarily used to treat cancer in the prostate and breast.

  •
  Intensity modulated radiation therapy (IMRT).    Enables radiation oncologists to adjust the intensity of radiation levels delivered to more effectively treat certain cancers. Primarily used to treat cancers in the prostate and breast.

  •
  Conventional beam therapy.    The standard of care for radiation therapy. Primarily used to treat cancer in the prostate and breast.

  •
  3-D conformal treatment planning.    Enables radiation oncologists to utilize three dimensional images of tumors to more accurately and effectively plan radiation treatments. Commonly used in preparation for treatment of most solid tumors.

  •
  Low-dose rate brachytherapy.    Enables radiation oncologists to treat cancer by internally delivering a lower dose of radiation directly to the cancer over an extended period of time (i.e., prostate seed implants). Primarily used to treat cancer in the prostate.

Imaging and Radiation Therapy Settings

        MRI, PET, other diagnostic imaging services, and radiation therapy services are typically provided in one of the following settings:

  •
  Hospitals and Clinics.    Imaging and/or radiation therapy systems are located in and owned and operated by a hospital or clinic. These systems are primarily used by patients of the hospital or clinic, and the hospital or clinic bills third-party payors, such as health insurers, including Medicare or Medicaid.

  •
  Independent Imaging Centers.    Imaging and/or radiation therapy systems are located in permanent facilities not generally owned by hospitals or clinics. These centers depend upon physician referrals for their patients and generally do not maintain dedicated, contractual relationships with hospitals or clinics. In fact, these centers may compete with hospitals or clinics that have their own systems to provide imaging and/or radiation therapy services to these patients. Like hospitals and clinics, these centers bill third-party payors for their services.

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

Our Competitive Strengths

A Leading National Provider of Shared-Service and Fixed-Site MRI and PET and PET/CT Services

        We are a leading national provider of shared-service and fixed-site MRI, PET and PET/CT services, based on annual revenue and number of diagnostic imaging systems deployed. As of December 31, 2007, we had 310 MRI systems and 79 PET or PET/CT systems, and 99 other diagnostic imaging systems in operation.

We believe our size allows us to achieve operating, purchasing and administrative efficiencies, including:

  •
  the ability to maximize utilization through efficient deployment of our mobile systems;

  •
  the equipment purchasing savings from equipment manufacturers; and

  •
  favorable service and maintenance contracts from equipment manufacturers.

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

Comprehensive Diagnostic Imaging Solution

        We offer our clients a comprehensive diagnostic imaging solution, which includes our imaging and radiation therapy services as well as ancillary services, such as marketing support, education, training and billing assistance. In some cases, we provide services under our regulatory and licensing approvals for clients who lack such approvals. We believe that a comprehensive diagnostic imaging solution is an important factor when potential clients select a diagnostic imaging provider. We also believe that some clients recognize the benefits of our solution and will continue to contract for our diagnostic imaging services or enter into a joint venture with us even if volume may justify the purchase of their own system.

Exclusive, Long-Term Contracts with a Diverse Client Base

        We primarily generate our revenues from exclusive, long-term contracts with hospitals and other healthcare providers. These contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site imaging center arrangements and approximately 10 to 20 years in length for radiation therapy contracts. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own systems. At December 31, 2007, we served over 1,000 clients in 44 states and, during 2007, no single client accounted for more than 2% of our revenue.

Reduced Reimbursement Risk

        Generally, hospitals, clinics and independent imaging centers bill patients or third-party payors, such as health insurers, for their imaging and radiation therapy services. In contrast, for the year ended December 31, 2007, approximately 89% of our revenues were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require hospitals and clinics to pay us based on the number of scans we perform on patients on our clients' behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us regardless of our clients' receipt of reimbursement from third-party payors. Accordingly, our exposure to uncollectible patient receivables is minimized, as evidenced by our bad debt expense of only 0.9% of revenues for the year ended December 31, 2007. Moreover, we believe that the number of days outstanding for our accounts receivable, which was 48 days as of December 31, 2007, is among the more favorable in the healthcare services industry.

Stable and Significant Cash Flow Generation

        We have produced strong cash flows and maintained attractive margins over a sustained period of time. We attribute this to: (1) our comprehensive imaging and treatment solutions, (2) the substantial value we offer our customers, (3) the strength of our customer relationships, (4) the largely wholesale nature of our revenues and (5) our economies of scale.

Experienced Management Team

        Our senior management team consists of professionals with significant experience within the hospital and healthcare services industry. Our executive officers have over 50 years of industry experience.

Advanced MRI and PET and PET/CT, and Radiation Therapy Systems

        Our technologically advanced systems can perform high quality scans more rapidly and can be used for a wider variety of imaging applications than less advanced systems. Approximately 99% of our MRI systems, specifically 1.0 and 1.5 tesla, are equipped with high-strength magnets that allow high-speed imaging. Moreover, technological change in this field is gradual and most of our systems can be upgraded with software and hardware enhancements, which should allow us to continue to provide advanced technology without purchasing entire new systems.

        We have continued to make a significant investment in PET and PET/CT systems. In October 2005, we added nine PET and PET/CT systems to our fleet through the acquisition of PET Scans of America Corporation. We acquired our first PET system in 1999 and own 79 PET or PET/CT systems as of December 31, 2007.

        Our radiation therapy services utilize the most advanced radiation oncology technology, including image guided radiation therapy (IGRT) and intensity modulated radiation therapy (IMRT). Our radiation therapy centers also employ traditional bean therapy, 3-D conformal treatment planning and low-dose rate brachytherapy.

Our Services

        As of December 31, 2007, we provided our outsourcing services on the following bases:

  •
  Shared Service.    We offered 56% of our diagnostic imaging systems on a part-time basis. These systems are located in mobile trailers which are transported to our clients' locations. We schedule deployment of these mobile systems so that multiple clients can share use of the same system. The typical shared-service contract averages approximately three years in length. None of our radiation therapy services are offered on a part-time basis.

  •
  Full-Time Service.    We offered 27% of our diagnostic imaging systems on a full-time, long-term basis. These systems are located in either mobile units or buildings located at or near a hospital or clinic. Full-time service systems are provided for the exclusive use of a particular hospital or clinic. We typically offer full-time services under contracts that range from five to 10 years in length. Our relationships with our higher-volume shared-service clients have, from time to time, evolved into full-time arrangements. All of our radiation therapy services are offered on a full-time, long-term basis.

  •
  Interim and Rental Services.    We offered 17% of our diagnostic imaging systems to clients on an unstaffed basis. These systems are located in mobile trailers which are transported to our clients' locations. These clients may be unable to maintain the extra capacity to accommodate periods of peak demand for imaging services or may require temporary assistance until they can develop permanent imaging service centers at or near their facilities. Generally, we do not provide technologists to operate our systems in these arrangements. None of our radiation therapy services are offered on an unstaffed basis.

Our Strategy

        Key components of our strategy include:

        Focus on Diversification Through Growth Products.    We will continue to operate our mobile, shared-service MRI business to maximize efficiency, clinical excellence and cash flow. However, we are also focused on diversifying and growing our business through the identification of additional services or new technologies which can be deployed on behalf of our hospital and healthcare clients, including:

  •
  PET/CT.    We are one of the largest national PET/CT providers in the United States. At December 31, 2007 we had 76 mobile PET or PET/CT systems and three fixed-site systems. Strong industry growth in the PET and PET/CT market provides a significant opportunity for our company. We see potential for growth through increases in Medicare-approved procedures and greater physician acceptance of PET procedures.

  •
  Fixed-Site Imaging Centers.    Our fixed-site imaging center contracts are generally last for five to 10 years. From January 1, 2003, we have opened or acquired 67 fixed-site imaging centers and increased fixed-site revenues by 165%. We plan to continue to profitably grow our fixed-site imaging center business line through an aggressive, but disciplined growth strategy focused on partnerships with hospitals and fact-based, analytical screening processes. On November 5, 2007, we completed the NEHE acquisition, adding seven fixed-site imaging centers in Maine and Massachusetts.

  •
  Radiation Therapy.    Within oncology, radiation therapy is an established, growing form of treatment that exhibits strong operating margins and a high return on investment. RT represents a significant opportunity for us, as PET/CT technology is increasingly used for the early detection of cancer and approximately 50% of new cancer cases are treated with RT each year. On November 2, 2007, we completed the Sonix acquisition, adding eight radiation therapy centers in Alabama, Mississippi, and Missouri. As of December 31, 2007, we operate 12 radiation therapy centers (two in unconsolidated joint ventures). The growth in RT as a part of our business mix is supported by strong demand from hospitals for assistance in upgrading to the latest RT technology (IGRT and IMRT), the increasing incidence of cancer, our PET/CT capabilities and the growing use of PET/CT scans.

        Improvement of our Sales Force.    We are focused on improving our sales management and sales support infrastructure to improve the pace of new business. We believe a strengthened sales force will enable us to further diversify our business, pursue growth in low market share territories and focus on converting mature mobile customers to fixed sites. The ability of our sales force to effectively cross-sell mobile and fixed-site MRI, mobile and fixed-site PET/CT and radiation therapy will provide us with future growth and margin enhancement. Some of our sales force initiatives include new training programs, marketing campaigns and account coverage models. We also have improved commission and incentive programs for our sales managers to align them with our company's initiatives.

        Improve Operating Efficiency.    We are focused on reducing our cost structure and improving asset allocation. Since 2005, we have decreased the number of our business regions from 10 to four, while standardizing certain policies and procedures nationwide. In doing so, we believe we will continue to benefit from our regional managers' direct contact and knowledge of markets we serve, while ensuring quality, consistency and efficiency across all regions. Other initiatives include developing new vendor relationships and actively managing our mobile systems to increase their utilization through improved route efficiency.

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

        As a result of our efforts, we have achieved the highest levels of accreditation. We were the first national provider of shared-imaging services to be awarded accreditation by the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, in 1998. All of our sites and centers are accredited by the Joint Commission (formerly known as JCAHO) or certified by the American College of Radiology. We have also restructured our marketing function so that our marketing teams are regionally based, enabling us to better understand our patient and customer needs, and thereby improving our service to them.

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

        Selectively Pursue Acquisitions.    We intend to maintain our market positions by selectively pursuing strategic acquisitions. Changes in the rates or methods of third-party reimbursement for diagnostic imaging services could severely impact our smaller competitors and result in a unique buying opportunity for us. We are particularly focused on acquiring individual imaging centers located in Certificate of Need, or CON, regulated states. In some states, a CON or similar regulatory approval is required prior to the acquisition of diagnostic imaging systems or service, resulting in a barrier to entry for competitors without a CON. In October 2005, we acquired PET Scans of America, a mobile provider of PET and PET/CT services exclusively serving hospitals, many of which are located in CON states. In November 2007, we completed the Sonix Acquisition, adding eight radiation therapy centers, many of which are in CON states, and the NEHE Acquisition, adding seven fixed-site imaging centers located in CON states.

Contracts and Payment

        Our typical MRI, PET and PET/CT contract is exclusive, averages approximately three years in length for mobile services and five to 10 years in length for fixed-site imaging center arrangements, and often includes an automatic renewal provision. Most of our contracts require a fee for each scan we perform. With other contracts, clients are billed on a fixed-fee basis for a period of time, regardless of the number of scans performed. These fee levels are affected primarily by the type of imaging system provided, scan volume and the number of ancillary services provided. Our typical radiation therapy contract is exclusive, averages approximately 10 to 20 years in length and often includes an automatic renewal provision.

        Payments under our contracts are due to us independent of our clients' receipt of reimbursement from third-party payors. Approximately 89% of our revenues for the year ended December 31, 2007 were generated by providing these services to hospitals and other healthcare providers. To a lesser extent, our revenues are generated from direct billings to patients or their medical payors. Approximately 11% of our revenues for the year ended December 31, 2007 were generated by providing services directly to patients or their medical payors. We typically reserve the right to reduce a client's number of service days or terminate an unprofitable contract.

Imaging Systems

        As of December 31, 2007, we had 488 diagnostic imaging systems, including 310 MRI systems, 79 PET or PET/CT systems, and 99 other systems, substantially all of which we own. We operated 88 fixed-site imaging centers (five in unconsolidated joint ventures), which are classified into three categories. The first category is hospital-based fixed-site imaging centers, which includes systems installed in hospitals or other buildings on hospital campuses, including modular buildings. The second category is physician-based fixed-site imaging centers, which includes systems installed inside medical groups' offices, most of which are owned by hospitals. The third category is free-standing fixed-site imaging centers, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space. Of these fixed-site imaging centers, 53 were hospital-based fixed-sites, 14 were physician-based fixed-sites, and 16 were free-standing fixed-site imaging centers of full-time systems under a long-term contract. Of the 88 fixed-site imaging centers we operated at December 31, 2007, 72 were MRI fixed-site imaging centers, three were PET or PET/CT fixed-site imaging centers, eight were other modality fixed-site imaging centers, and five were in unconsolidated joint ventures. We have made significant investments in our systems in an effort to ensure that we maintain the newest, most advanced imaging systems that meet our clients' needs. Moreover, because we can upgrade most of our current MRI and PET and PET/CT systems, we believe we have reduced the potential for technological obsolescence.

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

Regional Structure

        In 2005 we divided our operations into five geographic regions, and effective January 2006, we consolidated our five geographic regions into four geographic regions. We have a local presence in each region, none of which accounts for more than 28% of our revenues. We believe we will continue to benefit from our regional managers' direct contact with and knowledge of the markets we serve, which allows us to address the specific needs of each local operating environment. Each region continues to market, manage and staff the operation of its imaging systems and is run as a separate profit center responsible for its own revenues, expenses and overhead. To complement this regional arrangement, we continue to have standardized contracts, operating policies and other procedures, which are implemented nationwide in an effort to ensure quality, consistency and efficiency across all regions. For the purposes of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," the results of our four geographic regions represent one reportable segment.

System Management and Maintenance

        We actively manage deployment of our imaging systems to increase their utilization through the coordinated transportation of our mobile systems using 219 power units. We examine client requirements, route patterns, travel times, fuel costs and system availability in our deployment process. Our shared-service MRI systems are currently scheduled for as little as one-half day and up to seven days per week at any particular client, with an average usage of 2.0 days per week per client. Drivers typically move the systems at night and activate them upon arrival at each client location so that the systems are operational when our technologists arrive.

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

Sales and Marketing

        As of December 31, 2007, our national sales force and sales support staff consisted of 22 members who identify and contact potential clients. We also had 44 marketing representatives, as of such date, who are focused on increasing the number of scans performed with our systems by educating physicians about our new imaging applications and service capabilities. The sales force is organized regionally under the oversight of regional vice presidents and senior management. Furthermore, certain of our executive officers and regional vice presidents also spend a portion of their time participating in contract negotiations.

Competition

        The markets for diagnostic imaging and radiation therapy services are highly fragmented and have few national service providers. We believe that the key competitive factors affecting our business include:

  •
  the quality and reliability of service;

  •
  the quality and type of equipment available;

  •
  the availability of types of imaging, radiation therapy and ancillary services;

  •
  the availability of imaging center locations and flexibility of scheduling;

  •
  pricing;

  •
  the knowledge and service quality of technologists;

  •
  the ability to obtain regulatory approvals; and

  •
  the ability to establish and maintain relationships with healthcare providers and referring physicians.

        We are, and expect to continue to be, subject to competition in our targeted markets from businesses offering diagnostic imaging and radiation therapy services, including existing and developing technologies. There are many companies engaged in the shared-service and fixed-site imaging market, including one national competitor and many smaller regional competitors. While we believe that we had a greater number of diagnostic imaging systems in operation at the end of 2007 than our principal competitors and also had greater revenue from diagnostic imaging services during our 2007 fiscal year than they did, some of our competitors may now or in the future have access to greater resources than we do. We compete with other mobile providers, independent imaging centers, physicians, hospitals and other healthcare providers that have their own diagnostic imaging systems, and original equipment manufacturers that sell or lease imaging systems to healthcare providers for mobile or full-time use. There are many companies in the radiation therapy market as well, including two national competitors and several smaller regional competitors. Throughout our entire business, we may also experience greater competition in states that currently have certificates of need laws should these laws be repealed, thereby reducing barriers to entry in that state.

Employees

        As of December 31, 2007, we had 2,070 employees, of whom 1,565 were trained diagnostic imaging technologists, patient coordinators, drivers or other technical support staff. The drivers in a portion of one of our regions, approximately 29 employees, are represented by the Teamsters union as their collective bargaining agent. We believe we have good relationships with our employees, based on the annual Team Member survey, which indicates Team Member satisfaction.

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

        The Anti-Kickback Law is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Law is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, the U.S. Department of Health and Human Services issued regulations in July of 1991, which the Department has referred to as "safe harbors." These safe harbor regulations set forth certain provisions which, if met in form and substance, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Law. Additional safe harbor provisions providing similar protections have been published intermittently since 1991. Our arrangements with physicians, physician practice groups, hospitals and other persons or entities who are in a position to refer may not fully meet the stringent criteria specified in the various safe harbors. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Law, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Law will be pursued. In addition, the Office of Inspector General of the Department of Health and Human Services, or OIG, issued a Special Advisory Bulletin on Contractual Joint Ventures in April 2003. The OIG Bulletin stated the Department's concerns regarding the legality of certain joint contractual arrangements between providers and suppliers of health care items or services. The OIG Bulletin identified characteristics of arrangements the OIG may consider suspect, and focused on arrangements in which a health care provider expands into a related service, through a joint contractual arrangement with an existing supplier of the related service, to service the health care provider's existing patient population. The OIG noted that such arrangements may be suspect when the provider contracts out all or nearly all aspects of the new venture, including the management, to the existing supplier, and provides only an existing patient base. In the OIG Bulletin, the OIG asserted that the provider's return on its investment in such circumstances may be viewed as remuneration for the referral of the provider's federal health care program patients to the supplier, and thus may violate the Anti-Kickback Law.

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

        In addition, the Ethics in Patient Referral Act of 1989, commonly referred to as the federal physician self-referral prohibition or Stark Law, prohibits physician referrals of Medicare and Medicaid patients for certain designated health services (including MRI and other diagnostic imaging services) to an entity if the physician or an immediate family member has any financial arrangement with the entity and no statutory or regulatory exception applies. The Stark Law also prohibits the entity from billing for any such prohibited referral. Initially, the Stark Law applied only to clinical laboratory services and regulations applicable to clinical laboratory services were issued in 1995. Earlier that same year, the Stark Law's self-referral prohibition expanded to additional goods and services, including MRI and other imaging services. In 1998, CMS (formerly known as the Health Care Financing Administration), published proposed rules for the remaining designated health services, including MRI and other imaging services, and in January of 2001, CMS published the first phase of the final rule covering the designated health services. Phase one of the final rule became effective on January 4, 2002, except for a provision relating to certain physician payment arrangements, which became effective July 26, 2004. CMS released phase two of the Stark Law final rule as a final rule comment period on March 23, 2004, with an effective date of July 26, 2004. On September 5, 2007, CMS released phase three of the Stark Law final rule which became effective on December 4, 2007.

        A person who engages in a scheme to circumvent the Stark Law's referral prohibition may be fined for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare or Medicaid program in violation of the Stark Law is subject to civil monetary penalties per bill submission, an assessment of up to three times the amount claimed, and possible exclusion from participation in federal healthcare programs. Bills submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited bill is obligated to refund such amounts.

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

Health Insurance Portability and Accountability Act of 1996

        In addition to creating the new federal statutes discussed above, HIPAA also establishes uniform standards governing the conduct of certain electronic health care transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by health care providers, health plans and health care clearinghouses. Three standards have been promulgated under HIPAA with which we currently are required to comply. We must comply with the Standards for Privacy of Individually Identifiable Health Information, which restrict our use and disclosure of certain individually identifiable health information. We have been required to comply with the Privacy Standards since April 14, 2003. We must also comply with the Standards for Electronic Transactions, which establish standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures. We have been required to comply with these standards since October 16, 2003. We must also comply with the Security Standards, which require us to implement security measures to protect the security and integrity of certain electronic health information. We have been required to comply with these standards since April 21, 2005. We believe that we are in compliance with these standards. One other standard relevant to our use of medical information has been promulgated under HIPAA. CMS has published a final rule, which required us to adopt Unique Health Identifiers for use in filing and processing health care claims and other transactions by May 23, 2007. While the government intended this legislation to reduce administrative expenses and burdens for the health care industry, our compliance with this law may entail significant and costly changes for us. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

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

Certificate of Need Laws

        In some states, a certificate of need or similar regulatory approval is required prior to the acquisition of high-cost capital items, including diagnostic imaging systems or provision of diagnostic imaging services by us or our clients. Certificate of need regulations may limit or preclude us from providing diagnostic imaging services or systems. Revenue from states with certificate of need regulations represented greater than 40% of our total revenue in the year ended December 31, 2007.

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

Reimbursement

        We derive most of our revenues directly from healthcare providers, primarily from acute care hospitals, with whom we contract to provide services to their patients. Approximately 89% of our revenues for the year ended December 31, 2007 were generated by providing services to hospitals and other healthcare providers. Some of our revenues come from third-party payors, including government programs such as the Medicare Program, to whom we directly bill. In the year ended December 31, 2007, we derived 11% of our revenues from direct billings to patients and their third-party payors. Services for which we submit direct billings for Medicare and Medicaid patients typically are processed by contractors and paid on a fee schedule basis, and patients are responsible for deductibles and coinsurance.

        Our revenues, whether from providers who bill third-party payors directly or from our own direct billings, are impacted by Medicare laws and regulations. The Medicare payment policies vary depending on the site of service. As a result of federal cost-containment legislation currently in effect, Medicare generally pays for hospital inpatient services under a prospective payment system. For acute hospital services, the prospective payment is generally based on the assignment to a classification upon a patient's discharge, known as Medicare severity diagnosis related groups, or MS-DRGs. The MS-DRG payments are pre-determined payment amounts for inpatient services. The DRG payment amount generally covers all inpatient operating costs regardless of the number of conditions treated or services furnished or the length of the patient's stay. In addition, because Medicare reimburses a hospital for all services rendered to a Medicare patient (both inpatient and outpatient), a free-standing facility cannot be separately reimbursed for an MRI scan or other procedure performed on the hospital patient. Many state Medicaid programs have adopted comparable payment policies.

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

        As to myocardial PET procedures, from August 2000 to December 31, 2005, CMS assigned myocardial PET scans to a single clinical APC. Beginning in 2006, CMS reclassified single- and multiple-study myocardial PET procedures into two distinct clinical APCs, to reflect the significant cost differences between the procedures. For 2006, the federal Medicare payment rates for myocardial PET scans provided in hospital outpatient departments were $800.55 for a single-study myocardial PET scan and $2,484.88 for a multiple-study myocardial PET scan, an increase from the $735.77 rate for the procedures in 2005. Effective January 1, 2007, the single- and multiple-study myocardial PET procedures were reclassified into a single clinical APC. For 2007, the federal Medicare payment rate for myocardial PET scans provided in hospital outpatient departments is $731.24, a decrease from the 2006 and 2005 rates. These reductions did not have a material adverse impact on our business.

        The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, also changed the way Medicare payments are made in many significant ways. For those hospitals with which we contract, changes include revisions to the methodology used to calculate payments for certain drugs, including radiopharmaceutical agents, which were paid as pass-throughs, or additional payment amounts under the hospital outpatient prospective payment system, on or before December 31, 2002. This change may have resulted in reduced payments to hospitals for diagnostic scans utilizing radiopharmaceuticals; however, this change did not have a material effect on pricing of our PET contracts with hospitals or our financial performance.

        Services for which we bill Medicare directly are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule for 2006 were to be reduced by approximately 4.4% on average. The Deficit Reduction Act of 2005, or DRA, which was signed into law by President George W. Bush on February 8, 2006, eliminated this reduction for 2006 by setting the annual payment rate update at zero percent. In addition, on December 20, 2006, President Bush signed into law the Tax Relief and Health Care Improvement Act of 2006, which, among other provisions, eliminated a 5.1% overall cut in the Medicare Physician Fee Schedule which went into effect in 2007. Furthermore, the Medicare, Medicaid and SCHIP Extension Act of 2007, which was signed into law by President Bush on December 29, 2007, eliminated a 10.1% reduction for 2008 and increased the annual payment rate update by 0.5%. This increase to the annual Medicare Physician Fee Schedule payment update is effective only for Medicare claims with dates of service between January 1, 2008 and June 30, 2008. The original 10.1% reduction in payment rates will apply to claims with dates of service July 1, 2008 and after unless Congress passes and the President signs intervening legislation.

        The DRA also imposed caps on Medicare payment rates for certain imaging services, including MRI and PET, furnished in physicians' offices and all other non-hospital based settings. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change applies to services furnished on or after January 1, 2007. The limitation is applicable to the technical component of the services only (which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule). If the technical component of the service established under the Physician Fee Schedule (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), then the payment is to be reduced. In other words, in those instances where the technical component for the particular service is greater, the DRA directs that the hospital outpatient payment rate be substituted for the otherwise applicable Physician Fee Schedule payment rate.

        For full year 2006, we estimate that approximately 5.6% of our revenue was billed directly to the Medicare program, which has increased from approximately 4.3% of our revenue billed directly to the Medicare program in 2005. If the DRA cap had been in effect for full year 2006, we estimate the reduction in Medicare revenue due to the DRA reimbursement rate decrease would have been approximately $9.7 million. Additionally, the PET and PET/CT Medicare HOPPS reduction would have reduced revenue by approximately $2.8 million. Combined, the DRA and PET and PET/CT Medicare HOPPS rate reductions would have negatively impacted our 2006 revenue and our 2007 revenue by a total of $12.5 million and $14.0 million, respectively. We believe that the entire revenue decrease directly affected 2007 earnings.

        On November 1, 2007, CMS issued a final determination related to Medicare Part B HOPPS reimbursement rates for imaging procedures, effective January 1, 2008. In this final ruling, CMS bundled the PET and PET/CT payment for the radiopharmaceutical with the payment for the PET and PET/CT scan. As a result, the 2008 national Medicare payment rate for PET and PET/CT scans was reduced by approximately 13% and 20%, respectively. In addition, CMS reduced the 2008 national Medicare HOPPS rate for MRI scans by approximately 3%. If these rates had been in effect for full year 2007, we estimate that our retail revenue related to these Medicare HOPPS reductions would have been impacted by approximately $3 million.

        As a result of the 2007 reductions in Medicare reimbursement rates resulting from the implementation of the DRA and revised PET and PET/CT reimbursements under HOPPS and the proposed 2008 reductions, the Company may face increased PET and PET/CT wholesale pricing pressure. The Company intends to review each request based on the specific client and relevant circumstances.

        In addition, the DRA also codified a reduction in reimbursement for multiple images on contiguous body parts which was previously announced by CMS. The DRA mandates payment at 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session. Initially, CMS announced that it would phase in this reimbursement reduction over a two-year period, resulting in a 25% reduction for each additional imaging procedure on contiguous body parts in 2006 and an additional 25% reduction in 2007. On November 1, 2006, however, CMS announced that it would not implement the additional 25% reduction in 2007. The implementation of this reimbursement reduction did not have a material impact on our consolidated financial position or results of operations for the years ended December 31, 2006 or 2007. We continue to believe that the implementation of this reimbursement reduction will not have a material impact on our consolidated financial position or results of operations in the future.

        Regulations published in November 2006 by CMS identify 14 new supplier standards applicable to independent diagnostic testing facilities, or IDTFs, which includes some of the Company's facilities. CMS designed these standards to ensure that minimum quality standards are met to protect Medicare beneficiaries. If an IDTF fails to meet one or more of the standards at the time of enrollment or re-enrollment, then its application will be denied or the agency will revoke an IDTF's billing privileges. These new standards went into effect on January 1, 2007, and IDTFs must meet these standards to obtain or retain enrollment in the Medicare program. CMS published additional regulatory provisions in November 2007 that revise the existing IDTF standards and also create several additional standards. These changes went into effect on January 1, 2008. We believe we meet the requirements of the existing and new standards in all material respects; however, to the extent that CMS publishes interpretations of these standards that are more restrictive than the standards described in the agency's published rules, our business could be adversely impacted. At this time, we cannot predict the impact that these new standards will have on our business.

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

How to Obtain Our SEC Filings

        All reports we file with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC's public reference room located at 100 F Street, N.E., N.W., Washington, D.C., 20549. We also provide copies of our Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge to investors upon request and make electronic copies of such reports available through our website at www.allianceimaging.com as soon as reasonably practicable after filing such material with the SEC.

        Our Investor Relations Department can be contacted at Alliance Imaging, Inc., 1900 S. State College Blvd., Suite 600, Anaheim, California 92806, Attn: Investor Relations, tel: (714) 688-7100.

Executive Officers of the Registrant

        Set forth below is information regarding our executive officers, including their principal occupations for the past five years and their ages as of March 10, 2008. There are no family relationships between any of our executive officers and any other executive officer or board member.

Our executive officers are elected by our board of directors and serve at the discretion of our board of directors.

Name	Age	Present Position
Paul S. Viviano	54	Chairman of the Board of Directors and Chief Executive Officer
Michael F. Frisch	49	Executive Vice President and Chief Operating Officer
Howard K. Aihara	44	Executive Vice President and Chief Financial Officer
Eli H. Glovinsky	47	Executive Vice President, General Counsel and Secretary
Christopher J. Joyce	44	Executive Vice President, Mergers & Acquisitions
Nicholas A. Poan	30	Senior Vice President, Corporate Finance and Chief Accounting Officer

        Paul S. Viviano has been a director since 2003 and the chairman of the Board since November 2003. He served as our president and chief operating officer from January 2, 2003 through April 7, 2003 at which time he became our president and chief executive officer. Effective October 1, 2004, Mr. Viviano became our chairman and chief executive officer. Prior to joining us, Mr. Viviano was chief executive officer of USC University Hospital and USC Norris Cancer Hospital from 2000 to 2002. He was employed by the St. Joseph Health System from 1987 to 2000 and served as its executive vice president and chief operating officer from 1995 to 2000. Mr. Viviano currently serves as the Chairman of the Finance Committee.

        Michael F. Frisch has served as our executive vice president and chief operating officer since January 5, 2007, our senior vice president, southeast region, since September 2004, and our regional vice president, mid-atlantic region from November 2002 to August 2004. From January 1999 through October 2002, Mr. Frisch served as senior vice president-regional operations of American Dental Partners, a dental practice management company.

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

        Eli H. Glovinsky joined Alliance in February 2007 and serves as our executive vice president, secretary and general counsel. Prior to joining Alliance, Mr. Glovinsky served as corporate vice president and chief legal counsel at Premier Inc., a voluntary alliance of hospitals and health systems, representing approximately 1,500 hospitals and 20,000 other health care providers. From 1997 to 2003 Mr. Glovinsky served as Premier's vice president and associate general counsel. Mr. Glovinsky began his career as an associate at the law firm of Konowieki & Rank.

        Christopher J. Joyce has served as our executive vice president, mergers and acquisitions since January 1, 2008. He joined us in October 2004 as interim regional vice president of one of our regions and was appointed senior vice president of business development in May 2005. Mr. Joyce held the position of senior vice president, general counsel and secretary from February 2006 through February 2007, and then served as senior vice president of one of our regions until December 20007. Prior to joining Alliance, Mr. Joyce served as chief executive officer of Medical Resources, Inc., a publicly-traded fixed site imaging center operator with 60 centers in nine states. He joined Medical Resources as its senior vice president and general counsel in May 1998 after leaving Alliance Entertainment Corp., a publicly-traded music distribution enterprise where he served as executive vice president of business affairs and general counsel. Mr. Joyce began his career in 1988 as a corporate associate at the law firm of Willkie Farr & Gallagher.

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

        We derive approximately 11% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid or private health insurance companies, and changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues. Moreover, our healthcare provider clients on whom we depend for the majority of our revenues generally rely on reimbursement from third-party payors. If our clients receive decreased reimbursement, this could result in a reduced demand for our services or downward pricing pressures, which could have a material impact on our financial position.

        From time to time, changes designed to contain healthcare costs have been proposed, some of which have resulted in decreased reimbursement rates for diagnostic imaging services. For example, on February 8, 2006, the Deficit Reduction Act of 2005, or DRA, was signed into law by President George W. Bush. The DRA imposes caps on Medicare payment rates for certain imaging services, including MRI, PET and CT, furnished in physician's offices and other non-hospital based settings. Under the caps, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change applies to services furnished on or after January 1, 2007. The caps are applicable to the technical component of the services only (which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule). If the technical component of the service established under the Physician Fee Schedule (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), then the payment is to be reduced. In other words, in those instances where the technical component for the particular service is greater for the non-hospital site, the DRA directs that the hospital outpatient payment rate be substituted for the otherwise applicable Physician Fee Schedule payment rate. The implementation of this reimbursement reduction contained in the DRA has had, and will continue to have during 2008, a significant effect on our financial condition and results of operations.

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

        For full year 2006, we estimate that approximately 5.6% of our revenue was billed directly to the Medicare program. If the DRA had been in effect for full year 2006, we estimate the reduction in Medicare revenue due to the DRA reimbursement rate decrease would have been approximately $9.7 million. Additionally, the 2007 PET and PET/CT Medicare HOPPS reductions described above would have reduced revenue by approximately $2.8 million. Combined, the DRA and PET and PET/CT Medicare HOPPS rate reductions would have negatively impacted our 2006 revenue and our 2007 revenue by a total of $12.5 million and $14.0 million, respectively. Rate reductions had a direct negative effect on revenue and earnings in 2007 and rate reductions will continue to have a direct negative effect on revenue and earnings in the future.

        On November 1, 2007, CMS issued a final determination related to Medicare Part B HOPPS reimbursement rates for imaging procedures, effective January 1, 2008. In this final ruling, CMS bundled the PET and PET/CT payment for the radiopharmaceutical with the payment for the PET and PET/CT scan. As a result, the 2008 national Medicare payment rate for PET and PET/CT scans was reduced by approximately 13% and 20%, respectively. In addition, CMS reduced the 2008 national Medicare HOPPS rate for MRI scans by approximately 3%. If these rates had been in effect for full year 2007, we estimate that our retail revenue related to these Medicare HOPPS reductions would have been impacted by approximately $3 million. We believe that the rate adjustments will have a direct negative effect on revenue and earnings in 2008.

        As a result of the 2007 and 2008 reductions in Medicare reimbursement rates resulting from the implementation of the DRA and revised PET and PET/CT reimbursements under HOPPS, the Company may face increased PET and PET/CT wholesale pricing pressure.

        In addition, the DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts, which was previously announced by CMS. The DRA mandates payment at 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session. Initially, CMS announced that it would phase in this reimbursement reduction over a two-year period, resulting in a 25% reduction for each additional imaging procedure on contiguous body parts in 2006 and an additional 25% reduction in 2007. On November 1, 2006, however, CMS announced that it would not implement the additional 25% reduction in 2007. The agency did not address this issue in the 2008 final rule updating the Medicare Physician Fee Schedule. The implementation of this reimbursement reduction did not have a material impact on our consolidated financial position or results of operations for the years ended December 31, 2006 or 2007. We continue to believe that the implementation of this reimbursement reduction will not have a material impact on our consolidated financial position or results of operations in the future; however, no assurances can be given.

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

        The market for diagnostic imaging services and systems is competitive. Our major diagnostic imaging competitors include InSight Health Services Corp., RadNet, Inc., Medquest, Inc., Medical Resources, Inc., Shared Medical Services, Kings Medical Company Inc. and DMS Health Group. In addition to direct competition from other imaging providers, we compete with independent imaging centers and referring physicians with diagnostic imaging systems in their own offices, as well as with original equipment manufacturers, or OEMs, that aggressively sell or lease imaging systems to healthcare providers for full-time installation. In recent years we have seen an increase in activity by OEMs' sale of systems directly to a certain number of our clients. Typically, OEMs target our higher scan volume clients. This increase in activity by OEMs has resulted in overcapacity of systems in the marketplace, especially related to medical groups adding imaging capacity within their practice settings. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace these higher volume scan clients typically with lower volume clients. During the year ended December 31, 2007, our shared-services MRI revenues modestly declined compared to 2006 levels and we believe that our shared-services MRI revenues will continue to modestly decline in future years.

        There are many competitors in the imaging sector we find ourselves competing with to gain business. We have been successful in many of these competitive circumstances. However, if we are unable to successfully compete, our client base would decline and our business and financial condition would be harmed.

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

        We operate in a competitive, capital intensive, and high fixed-cost industry. The development of new technologies or refinements of existing ones might make our existing systems technologically or economically obsolete, or reduce the need for our systems. MRI, PET and PET/CT, radiation therapy and other diagnostic imaging systems are currently manufactured by numerous companies. Competition among manufacturers for a greater share of the MRI, PET and PET/CT and other diagnostic imaging systems market has resulted in and likely will continue to result in technological advances in the speed and imaging capacity of these new systems. Consequently, the obsolescence of our systems may be accelerated. Should new technological advances occur, we may not be able to acquire the new or improved systems. In the future, to the extent we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing or the issuance of equity or debt securities, we may be unable to maintain a competitive equipment base. In addition, advancing technology may enable hospitals, physicians or other diagnostic service providers to perform procedures without the assistance of diagnostic service providers such as ourselves. As a result, we may not be able to maintain our competitive position in our targeted regions or expand our business.

Continued high fuel costs would harm our operations.

        Fuel costs constitute a significant portion of our mobile operating expenses. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and supply and demand. Fuel availability is also affected by demand for home heating oil, diesel, gasoline and other petroleum products. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. In the event of a fuel supply shortage or further increases in fuel prices, a curtailment of scheduled mobile service could result. There have been significant increases in fuel costs and continued high fuel costs or further increases will harm our financial condition and results of operations.

We may be unable to renew or maintain our client contracts which would harm our business and financial results.

        Upon expiration of our clients' contracts, we are subject to the risk that clients will cease using our imaging services and purchase or lease their own imaging systems or use our competitors' imaging systems. During the year ended December 31, 2007, we continued to experience a high rate of contract terminations partially due to stepped up marketing, sales and attractive financing alternatives being offered by original equipment manufacturers to our clients. A portion of our clients can execute early termination clauses and discontinue service prior to maturity. As a result, our 2007 MRI revenues declined compared to 2006 levels and we believe that MRI revenues from our shared-service operations will continue to decline in future periods. If these contracts are not renewed, it could result in a significant negative impact on our business. It is not always possible to immediately obtain replacement clients, and historically many replacement clients have been smaller facilities which have a lower number of scans than lost clients.

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

        We depend upon our management team to a substantial extent. In particular, we depend upon Mr. Viviano, our Chief Executive Officer and Chairman of our Board of Directors for his skills, experience and knowledge of our company and industry contacts. Effective April 16, 2007, Mr. Viviano entered into an amendment to his employment agreement which extends its term to April 16, 2010, subject to automatic extensions on a quarterly basis after the initial term has been completed. Mr. Viviano can prevent a quarterly extension by giving notice of a desire to modify or terminate the agreement at least thirty days prior to the quarterly extension date. In addition, we do not have key employee insurance policies covering any of our management team. The loss of Mr. Viviano or other members of our management team could have a material adverse effect on our business, results of operations or financial condition.

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

        Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense. In particular, there is a very high demand for qualified technologists who are necessary to operate our systems, particularly PET and PET/CT technologists. We may not be able to hire and retain a sufficient number of technologists, physicists and dosimetrists and we expect that our costs for the salaries and benefits of these employees will continue to increase for the foreseeable future because of the industry's competitive demand for their services. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

Our positron emission tomography and positron emission tomography/computed tomography, or PET and PET/CT services, and some of our other imaging services require the use of radioactive materials, which could subject us to regulation related costs and delays and potential liabilities for injuries or violations of environmental, health and safety laws.

        Our PET and PET/CT services and some of our other imaging services require radioactive materials. While this radioactive material has a short half-life, meaning it quickly breaks down into inert, or non-radioactive substances, storage, use and disposal of these materials presents the risk of accidental environmental contamination and physical injury. We are subject to federal, state and local regulations governing storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. We maintain professional liability insurance with coverage that we believe is consistent with industry practice and appropriate in light of the risks attendant to our business. However, in the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management's attention in order to comply with current or future environmental, health and safety laws and regulations.

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

        On April 16, 2007, the Oaktree and MTS (collectively the "Oaktree Parties") acquired approximately 49.7% of our outstanding shares of common stock from a fund controlled by an affiliate of KKR. Following the acquisition, the Oaktree Parties beneficially own approximately 49.7% of our outstanding shares of common stock. In connection with the acquisition, the Oaktree Parties obtained the right to designate three of the seven members of our board of directors, two of the four members of our Compensation Committee (including the chairperson), two of the four members of our Nominating and Corporate Governance Committee, and one of the three members of our Finance Committee.

        As a result of the arrangements described above, the Oaktree Parties have the ability to exert significant influence on our management and operations, as well as matters requiring stockholder approval, including approving mergers, consolidations or sales of all or substantially all of our assets. The interests of the Oaktree Parties may conflict with your interests.

Possible volatility in our stock price could negatively affect us and our stockholders.

        The trading price of our common stock on the New York Stock Exchange has fluctuated significantly in the past. During the period from January 1, 2005 through December 31, 2007, the trading price of our common stock fluctuated from a high of $14.15 per share to a low of $3.80 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

  •
  changes in expectations as to future financial performance or buy/sell recommendations of securities analysts;

  •
  our, or a competitor's, announcement of new products or services, or significant acquisitions, strategic partnerships, joint ventures or capital commitments; and

  •
  the operating and stock price performance of other comparable companies.

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

        In the past, following periods of volatility in the market price of an individual company's securities, securities class action litigation often has been instituted against that company. The institution of similar litigation against us could result in substantial costs and a diversion of our management's attention and resources, which could negatively affect our business, results of operations or financial condition.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs and may affect our ability to be in compliance with such new corporate governance provisions in the future.

        The existing federal securities laws and regulations impose complex and continually changing regulatory requirements on our operations and reporting. With the enactment of the Sarbanes-Oxley Act of 2002 in July 2002, a significant number of new corporate governance requirements have been adopted. These new requirements impose comprehensive reporting and disclosure requirements, set stricter independence and financial expertise standards for audit committee members, and impose increased civil and criminal penalties for companies, their chief executive officers, chief financial officers and directors for securities law violations. We expect these developments to increase our legal compliance costs, increase the difficulty and expense in obtaining director and officer liability insurance, and make it harder for us to attract and retain qualified members of our board of directors and/or qualified executive officers. Such developments could harm our results of operations and divert management's attention from business operations.

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

        If our operations are found to be in violation of any of the laws and regulations to which we or our clients are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of our operations. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. For a more detailed discussion of the various state and federal regulations to which we are subject see "Business—Regulation," "Business—Reimbursement" and "Business—Environmental, Health and Safety Laws."

Federal and state anti-kickback and anti-self-referral laws may adversely affect our operations and income.

        Various federal and state laws govern financial arrangements among health care providers. The federal Anti-Kickback Law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare, Medicaid or other federal healthcare program patients, or in return for, or to induce, the purchase, lease or order of items or services that are covered by Medicare, Medicaid or other federal healthcare programs. Many state laws also prohibit the solicitation, payment or receipt of remuneration in return for, or to induce, the referral of patients in private as well as government programs. Violation of these laws may result in substantial civil or criminal penalties and/or exclusion from participation in federal or state healthcare programs. We believe that we are operating in compliance with applicable laws and believe that our arrangements with providers would not be found to violate the federal and state anti-kickback laws. However, these laws could be interpreted in a manner that could have an adverse effect on our operations.

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

        In addition, under the DRA, states are encouraged to adopt false claims acts, similar to the federal False Claims Act, which establish liability for submission of fraudulent claims to the State Medicaid program and contain qui tam or whistleblower provisions. States enacting such false claims statutes will receive an increased percentage of any recovery from a State Medicaid judgment or settlement.

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

        Regulations published in November 2006 by CMS identify 14 new supplier standards applicable to independent diagnostic testing facilities, or IDTFs, which include some of the Company's facilities. CMS designed these standards to ensure that minimum quality standards are met to protect Medicare beneficiaries. If an IDTF fails to meet one or more of the standards at the time of enrollment or re-enrollment, then its application will be denied or the agency will revoke an IDTF's billing privileges. These new standards went into effect on January 1, 2007, and IDTFs must meet these standards to obtain or retain enrollment in the Medicare program. CMS published additional regulatory provisions in November 2007 that revise the existing IDTF standards and also create several additional standards. These changes went into effect on January 1, 2008. We believe we meet the requirements of the existing and new standards in all material respects; however, to the extent that CMS publishes interpretations of these standards that are more restrictive than the standards described in the agency's published rules, our business could be adversely impacted. At this time, we cannot predict the impact that these new standards will have on our business.

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

        All of the states in which we operate require that the imaging technologists that operate our computed tomography, single photon emission computed tomography, and positron emission tomography systems be licensed or certified. Also, each of our retail sites must continue to meet various requirements in order to receive payments from the Medicare program. In addition, we are currently accredited by the Joint Commission on Accreditation of Healthcare Organizations, an independent, non-profit organization that accredits various types of healthcare providers such as hospitals, nursing homes and providers of diagnostic imaging services. In the healthcare industry, various types of organizations are accredited to meet certain Medicare certification requirements, expedite third-party payments, and fulfill state licensure requirements. Some managed care providers prefer to contract with accredited organizations. Any lapse in our licenses, certifications or accreditations, or those of our technologists, or the failure of any of our retail sites to satisfy the necessary requirements under Medicare could adversely affect our operations and financial results.

Risks Related to Our Indebtedness

        We are highly leveraged and our liabilities exceed our assets by a substantial amount. As of December 31, 2007, we had $670.8 million of outstanding debt, excluding letters of credit, and approximately $64.1 million was available for borrowing under our amended credit facility.

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

        Our property and equipment, which make up a significant portion of our tangible assets, had a net book value as of December 31, 2006 of $344.2 million and $342.8 million as of December 31, 2007. The book value of these assets should not be relied on as a measure of realizable value for such assets. The realizable value may be lower than such net book value. The value of our assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered. Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered. Our goodwill and other intangible assets had a net book value as of December 31, 2006 of $185.9 million and $269.0 million as of December 31, 2007. These assets primarily consist of the excess of the acquisition cost over the fair market value of the net assets acquired in purchase transactions, customer contracts and costs to obtain certificates of need. The value of goodwill and other intangible assets will continue to depend significantly upon the success of our business as a going concern and the growth in future cash flows. As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

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

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures that govern our 10 3/8% senior subordinated notes due 2011 and 7 1/4% senior subordinated notes due 2012 permit us or our subsidiaries to incur additional indebtedness, subject to certain restrictions. Further, the indentures allow for the incurrence of indebtedness by our subsidiaries, all of which would be structurally senior to the notes. In addition, as of December 31, 2007, our revolving credit facility permitted additional borrowings of up to approximately $64.1 million subject to the covenants contained in the credit facility, and all of those borrowings would be senior to the notes. If new debt is added to our and our subsidiaries' current debt levels, the risks discussed above could intensify.

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

We may not be able to finance future needs or adapt our business plan to changes because of restrictions placed on us by our credit facility, the indentures governing our notes and the notes, and instruments governing our other indebtedness.

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

        An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. At December 31, 2007, $366.6 million of our debt was at variable interest rates. However, during 2005, we entered into multiple interest rate collar agreements which have a total notional amount of $178.0 million, which reduces our exposure on our total variable rate to the terms of these agreements. Under the terms of these agreements, we have purchased a cap on the interest rate of 4.00% and have sold a floor of 2.25%. As of December 31, 2007, we had a total notional amount of $138.0 million in collar agreements outstanding which mature in January 2008. During the first quarter of 2008, we entered into two interest rate swap agreements which have a total notional amount of $185.4 million, to hedge the future cash interest payments associated with a portion of our variable rate bank debt. Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%. Increases in interest rates would also impact the refinancing of our fixed rate debt. If interest rates are higher when our fixed debt becomes due, we may be forced to borrow at the higher rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements carry the risks that the other parties to the agreements may not perform or that the agreements could be unenforceable.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

        Our common stock is traded on the New York Stock Exchange under the symbol "AIQ". The high and low sales prices as reported on the NYSE are set forth below for the respective time periods. As of March 7, 2008, there were 29 stockholders of record of our common stock and approximately 3,400 beneficial holders of our common stock.

	2007		2006
	High	Low	High	Low
First Quarter	$8.93	$6.10	$7.17	$3.80
Second Quarter	$9.62	$8.00	$6.99	$4.90
Third Quarter	$10.64	$7.50	$8.60	$5.70
Fourth Quarter	$10.18	$8.28	$8.49	$5.75

        We have never paid any cash dividends on our common stock and have no current plans to do so. We intend to retain available cash to provide for the operation of our business, including capital expenditures, fund future acquisitions, and to repay indebtedness. Our senior secured credit agreement and the indentures related to our 7 1/4% notes restrict the payment of cash dividends on our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        All stock option plans under which our common stock is reserved for issuance have previously been approved by our shareholders. The following table provides summary information as of December 31, 2007 for all of our stock option plans:

	Number of shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares of Common Stock remaining Available for Future Issuance (excluding shares reflected in column 1)
Stock option plans approved by shareholders	3,805,920	$6.36	1,850,528
Stock option plans not approved by shareholders	—	—	—

	3,805,920	$6.36	1,850,528

STOCK PERFORMANCE GRAPH

        The following graph sets forth the cumulative return on our common stock from December 31, 2002 through December 31, 2007, as compared to the cumulative return of the S&P 500 Index and the cumulative return of the S&P Healthcare Index. The graph assumes that $100 was invested on December 31, 2002 in each of the (1) our common stock, (2) the S&P 500 Index, and (3) the S&P Healthcare Index and that all dividends (if applicable) were reinvested.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Alliance Imaging, Inc.	100.00	69.81	212.26	112.26	125.47	181.51
S&P 500	100.00	126.38	137.75	141.88	161.20	166.89
S&P Healthcare Index	100.00	113.31	113.58	119.09	125.98	132.77

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

	Year Ended December 31,
	2003	2004	2005	2006	2007
Consolidated Statements of Operations Data:
Revenues	$413,553	$432,080	$430,788	$455,775	$444,919
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	198,456	217,605	226,294	244,254	235,471
Selling, general and administrative expenses	47,472	48,142	48,077	53,955	57,049
Employment agreement costs	2,446	2,064	366	—	—
Severances and related costs	2,246	1,223	826	745	682
Loss on early retirement of debt	—	44,393	—	—	—
Impairment charges	73,225	—	—	—	—
Depreciation expense	77,675	80,488	82,505	83,397	82,703
Amortization expense	2,897	3,522	3,954	4,933	5,195
Interest expense, net	43,589	44,502	34,203	41,078	42,362
Other (income) and expense, net	(200)	(484)	(399)	45	(579)

Total costs and expenses	447,806	441,455	395,826	428,407	422,883

(Loss) income before income taxes, minority interest expense and earnings from unconsolidated investees	(34,253)	(9,375)	34,962	27,368	22,036
Income tax (benefit) expense	(1,680)	(6,955)	14,758	12,032	11,644
Minority interest expense	1,686	2,373	1,718	2,075	1,727
Earnings from unconsolidated investees	(2,649)	(4,029)	(3,343)	(5,371)	(7,567)

Net (loss) income	$(31,610)	$(764)	$21,829	$18,632	$16,232

(Loss) earnings per common share:
Basic	$(0.66)	$(0.02)	$0.44	$0.37	$0.32

Diluted	$(0.66)	$(0.02)	$0.43	$0.37	$0.31

Weighted average number of shares of common stock and common stock equivalents:
Basic	47,872	48,350	49,378	49,780	50,563
Diluted	47,872	48,350	50,262	50,335	51,582
Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$20,931	$20,721	$13,421	$16,440	$120,892
Total assets	628,176	622,198	675,342	664,526	849,807
Long-term debt, including current maturities	581,247	575,664	579,582	529,425	670,796
Stockholders' (deficit) equity	(70,798)	(67,528)	(40,256)	(16,974)	3,656

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are a leading national provider of shared-service and fixed-site diagnostic imaging services, based upon annual revenue and number of diagnostic imaging systems deployed. Our principal sources of revenue are derived from magnetic resonance imaging (MRI) and positron emission tomography and positron emission tomography/computed tomography, or PET and PET/CT (PET and PET/CT). We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared and full-time service basis. We also provide services through a growing number of fixed-site imaging centers primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which includes the use of our imaging systems under a short-term contract. For the fiscal year ended December 31, 2007, MRI services and PET and PET/CT services generated 60% and 31% of our revenue, respectively. The remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (CT), and management contract revenue. We had 488 diagnostic imaging systems, including 310 MRI systems and 79 PET or PET/CT systems, and served over 1,000 clients in 44 states at December 31, 2007. We operated 88 fixed-site imaging centers (five in unconsolidated joint ventures), which constitutes systems installed in hospitals or other buildings on hospital campuses, including modular buildings, systems installed inside medical groups' offices, or medical buildings, and free-standing fixed-site imaging centers, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space at December 31, 2007. Of the 88 fixed-site imaging centers, 72 were MRI fixed-site imaging centers, three were PET or PET/CT fixed-site imaging centers, eight were other modality fixed-site imaging centers, and five were in unconsolidated joint ventures. We operated 12 radiation therapy centers (two in unconsolidated joint ventures) as of December 31, 2007.

        Approximately 89% of our revenues for the year ended December 31, 2007 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients' behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients' receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

        Approximately 11% of our revenues for year ended December 31, 2007 were generated by providing services directly to patients from our sites which are located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenue. Our revenue from these sites is generated from direct billings to patients or their third-party payors, including Medicare, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing. Our retail revenue as a percentage of revenues is expected to increase in 2008 due to the NEHE and Sonix acquisitions.

        Fixed-site imaging centers and radiation therapy centers can be structured as either wholesale or retail arrangements. Revenues from these centers are included in both our wholesale or retail revenues, respectively.

        On February 8, 2006, the Deficit Reduction Act of 2005 ("DRA") was signed into law by President George W. Bush. The DRA imposes caps on Medicare payment rates for certain imaging services, including MRI and PET, furnished in physician's offices and other non-hospital based settings. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change applies to services furnished on or after January 1, 2007. The limitation is applicable to the technical components of the services only, which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule. The technical reimbursement under the Physician Fee Schedule generally allows for higher reimbursement than under the hospital outpatient prospective payment system, or HOPPS. The implementation of this reimbursement reduction contained in the DRA has had a significant effect on our financial condition and results of operations in 2007.

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

        For full year 2006, we estimate that approximately 5.6% of our revenue was billed directly to the Medicare program. If the DRA had been in effect for full year 2006, we estimate the reduction in Medicare revenue due to the DRA reimbursement rate decrease would have reduced revenue by approximately $9.7 million. Additionally, the PET and PET/CT Medicare HOPPS reduction would have reduced revenue by approximately $2.8 million. Combined, the DRA and PET and PET/CT Medicare HOPPS rate reductions would have negatively impacted our 2006 revenue and 2007 revenue by a total of $12.5 million and $14 million, respectively. The rate reductions had a direct negative affect on revenue and earnings. As a result of the 2007 reductions in Medicare reimbursement rates resulting from the implementation of the DRA and revised PET and PET/CT reimbursements under HOPPS, the Company may face increased PET and PET/CT wholesale pricing pressure.

        On November 1, 2007, CMS issued a final determination related to Medicare Part B HOPPS reimbursement rates for imaging procedures, effective January 1, 2008. In this final ruling, CMS bundled the PET and PET/CT payment for the radiopharmaceutical with the payment for the PET and PET/CT scan. As a result, the 2008 national Medicare payment rate for PET and PET/CT scans was reduced by approximately 13% and 20%, respectively. In addition, CMS reduced the 2008 national Medicare HOPPS rate for MRI scans by approximately 3%. We estimate that our 2008 retail revenue related to these Medicare HOPPS reductions is expected to be impacted by approximately $3 million.

        In addition, the DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts. The DRA mandates payment at 100% of the technical component of the higher-priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session. Initially, CMS announced that it would phase in this reimbursement reduction over a two-year period, resulting in a 25% reduction for each additional imaging procedure on contiguous body parts in 2006 and an additional 25% reduction in 2007. On November 1, 2006, however, CMS announced that it would not implement the additional 25% reduction in 2007. The implementation of this reimbursement reduction did not have a material impact on our consolidated financial position or results of operations for the years ended December 31, 2006 or 2007. We continue to believe that the implementation of this reimbursement reduction will not have a material impact on our consolidated financial position or results of operations in the future.

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

        In 2006 and 2007, the growth rate of MRI industry-wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, a growing number of medical groups adding imaging capacity within their practice setting, the increasing trend of third-party payors intensifying their utilization management efforts to control MRI scan volume growth rate and additional patient-related cost-sharing programs. We expect that this trend will continue throughout 2008.

        We have experienced and continue to experience an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers, or OEMs, selling systems directly to certain of our clients. Typically, OEMs target our higher scan volume clients. This increase in activity by OEMs has resulted in overcapacity of systems in the marketplace, especially related to medical groups adding imaging capacity within their practice setting. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace these higher volume scan clients typically with lower volume clients. In the year ended December 31, 2007, our MRI revenues modestly declined compared to 2006 levels and we believe that MRI revenues will continue to modestly decline in future years.

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

KKR Acquisition and Disposition

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

        In connection with the KKR acquisition, we incurred a significant amount of debt. As of December 31, 2007, we had $670.8 million of outstanding debt, consisting of $366.6 million of borrowings under our credit facility, $3.5 million aggregate principal amount of outstanding 10 3/8% senior subordinated notes due 2011 (the "10 3/8% Notes"), $300.0 million aggregate principal amount of outstanding 7 1/4% senior subordinated notes due 2012 (the "7 1/4% Notes"), and $13.2 million of equipment debt. Our indebtedness could require us to dedicate a substantial portion of our cash flow to payments on our debt and thereby reduce the availability of our cash flow to fund working capital, make capital expenditures and invest in the growth of our business. In addition, the substantial interest payments on our debt could make it more difficult for us to achieve and sustain profitability.

        On November 27, 2006, affiliates of KKR sold 9.2 million shares of our common stock in an underwritten secondary public offering. Following completion of the offering, KKR beneficially owned approximately 52% of our outstanding shares of common stock. We did not sell any shares and did not receive any proceeds from the sale of shares in the public offering.

        On April 16, 2007, funds managed by Oaktree and MTS purchased approximately 24,501,505 shares of our common stock from KKR. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. Subsequently, KKR sold its remaining shares on the open market.

Recent Transactions

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

        Effective October 1, 2005, we acquired 100% of the outstanding stock of PET Scans of America Corp. ("PSA"), a mobile provider of PET and PET/CT services primarily to hospitals in 13 states. The purchase price consisted of $36.6 million in cash and $3.7 million in assumed liabilities and transaction costs. The acquisition was financed using our revolving line of credit, internally generated funds, and capital leases. As a result of this acquisition we acquired intangible assets of $11.4 million, of which $9.1 million was assigned to PSA customer contracts, which will be amortized over 10 years, and $2.1 million was assigned to certificates of need held by PSA, which have indefinite useful lives and are not subject to amortization. We recorded total goodwill of $22.5 million, which includes $3.0 million of goodwill related to income tax timing differences as a result of the acquisition. None of the goodwill recorded is deductible for tax purposes. During the year ended December 31, 2006, we increased goodwill by $0.02 million as a result of changes in the original valuation of assets and liabilities acquired and decreased goodwill by $1.3 million as a result of the identification of additional deferred tax assets created by book/tax basis differences in depreciable assets in connection with the acquisition of PSA. The year ended December 31, 2005 included three months of operations from this acquisition. We have not included pro forma information as this acquisition did not have a material impact on our consolidated financial position or results of operations.

        In late December 2005, we purchased an additional equity interest in a joint venture we formed in 2004 with the University of Pittsburgh Medical Center. The joint venture, Alliance Oncology ("AO"), is designed to partner with hospitals and other health providers to build and operate radiation oncology centers, with an emphasis on intensity modulated radiation therapy and image guided radiation therapy. We now own 80% of AO. As a result of this acquisition we recorded goodwill of $6.9 million, which is deductible for tax purposes and is amortized over 15 years. During the year ended December 31, 2006, we increased goodwill by $0.06 million as a result of changes in the original valuation of assets and liabilities acquired. The year ended December 31, 2005 did not include any consolidated results of operations from this acquisition due to the small number of days between the acquisition date and the fiscal year end. During the year we recorded earnings in unconsolidated investees for our share of AO's previously unconsolidated earnings. We have not included pro forma information as this acquisition did not have a material impact on our consolidated financial position or results of operations.

        Effective October 1, 2007, we purchased the assets of Diagnostic Radiology Systems, Inc., a mobile provider of MRI and PET/CT, with operations in a certificate of need state. The purchase price consisted of $8.6 million in cash and transaction costs. The acquisition was financed using internally generated funds. As a result of this acquisition, we recorded goodwill of $2.1 million and acquired intangible assets of $2.2 million, of which $1.5 million was assigned to customer contracts, which is amortized over eight years, $0.5 million was assigned to the non-compete agreement, which is amortized over one year, and $0.2 million was assigned to certificates of needs, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The preliminary values above are subject to adjustment for up to one year after the close of the transaction as additional information is obtained, and those adjustments could be significant. The year ended December 31, 2007 included three months of operations from this acquisition. We have not included pro forma information as this acquisition did not have a material impact on our consolidated financial position or results of operations.

        Effective November 2, 2007, AO purchased the assets of eight radiation therapy centers in Alabama, Arkansas, Mississippi, and Missouri from Bethesda Resources, Inc., a wholly-owned subsidiary of Sonix, Inc. Many of these centers are sole community providers and are located on or near hospital campuses. Several of these radiation therapy centers operate under certificates of need. The purchase price consisted of $36.5 million in cash and $0.8 million in assumed liabilities and transaction costs. The acquisition was financed using internally generated funds and capital leases. As a result of this acquisition, we recorded goodwill of $4.2 million and acquired intangible assets of $31.2 million, of which $2.2 million was assigned to the physician referral network, which is amortized over seven years, $29.0 million was assigned to certificates of needs, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The preliminary values above are subject to adjustment for up to one year after the close of the transaction as additional information is obtained, and those adjustments could be significant. The year ended December 31, 2007 included approximately two months of operations from this acquisition. We have not included pro forma information as this acquisition did not have a material impact on our consolidated financial position or results of operations.

        Effective November 5, 2007, we purchased all of the outstanding shares of the New England Health Enterprises Business Trust and all of the outstanding membership interests of New England Imaging Management, LLC, a fixed-site provider of MRI and CT, collectively referred to as New

England Health Enterprises, or NEHE. NEHE operates seven fixed-site imaging centers and one mobile MRI system in Maine and Massachusetts. The total purchase price was $46.9 million, which consisted of $44.6 million in cash, $2.3 million in cash which is being held in an escrow account, and $4.6 million in assumed liabilities and transaction costs. The acquisition was financed using internally generated funds, borrowings under an Acquisition Credit Facility (as described in Note 8 of the Notes to Consolidated Financial Statements), and capital leases. We recorded total goodwill of $19.3 million, which includes $10.9 million of goodwill related to deferred tax liabilities recorded for basis differences in intangible assets as a result of the acquisition. None of the goodwill recorded is deductible for tax purposes. We acquired intangible assets of $29.0 million, of which $15.7 million was assigned to the physician referral network, which is amortized over 15 years, $3.8 million was assigned to the non-compete agreement, which is amortized over five years, and $9.5 million was assigned to certificates of need held by NEHE, which have indefinite useful lives and are not subject to amortization. These assets were recorded at fair value at the acquisition date. The acquisition also includes $2.3 million of contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification and contingent consideration based on certain performance target requirements, which will be resolved over the next one to three years. When the contingencies are resolved and consideration is distributable from the escrow account, the Company will record the fair value of the consideration as additional purchase price to goodwill. The preliminary values above are subject to adjustment for up to one year after the close of the transaction as additional information is obtained, and those adjustments could be significant. The year ended December 31, 2007 included approximately two months of operations from this acquisition. We have not included pro forma information as this acquisition did not have a material impact on our consolidated financial position or results of operations.

        On December 4, 2007, we issued an additional $150 million of our 7 1/4% Senior Subordinated Notes due 2012 (the "new 7 1/4% Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The new 7 1/4% Notes were issued at a discount of 8.5%, which is being amortized to interest expense through the maturity date of the notes. The new 7 1/4% Notes have terms that are substantially identical to our original 7 1/4% Notes, but were issued under a new indenture and are therefore a separate series of notes. We used a portion of the net proceeds from the issuance of the new 7 1/4% Notes to repay and terminate an Acquisition Credit Facility entered into to finance the NEHE acquisition (as described in Note 8 of the Notes to Consolidated Financial Statements). The remaining net proceeds will be used for general corporate purposes, which may include acquisitions.

Results of Operations

        The table below shows the components in our consolidated statements of operations as a percentage of revenues:

	Year Ended December 31,
	2005	2006	2007
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	52.5	53.6	52.9
Selling, general and administrative expenses	11.2	11.8	12.8
Employment agreement costs	0.1	—	—
Severance and related costs	0.2	0.2	0.1
Depreciation expense	19.2	18.3	18.6
Amortization expense	0.9	1.1	1.2
Interest expense, net of interest income	7.9	9.0	9.5
Other (income) and expense, net	(0.1)	—	(0.1)

Total costs and expenses	91.9	94.0	95.0

Income before income taxes, minority interest expense and earnings from unconsolidated investees	8.1	6.0	5.0
Income tax expense	3.4	2.6	2.6
Minority interest expense	0.4	0.5	0.4
Earnings from unconsolidated investees	(0.8)	(1.2)	(1.7)

Net income	5.1%	4.1%	3.7%

        As noted previously, we have seen a continued decrease in our scan-based MRI revenues and we believe that scan-based MRI revenues from our shared-service operations will continue to modestly decline in future years. The table below provides MRI statistical information for each of the years ended December 31:

	2005	2006	2007
MRI statistics
Average number of total systems	332.5	319.8	307.9
Average number of scan-based systems	282.4	270.2	252.8
Scans per system per day (scan-based systems)	9.47	9.37	9.29
Total number of scan-based MRI scans	753,020	702,898	645,711
Price per scan	$354.59	$359.88	$364.78

        Over the past three years we have seen an increase in PET and PET/CT revenues and we believe that PET and PET/CT revenues will continue to increase in future years, primarily as a result of planned system additions to satisfy client demand. The table below provides PET and PET/CT revenue statistical information for each of the years ended December 31:

	2005	2006	2007
PET and PET/CT statistics
Average number of systems	55.7	68.1	72.3
Scans per system per day	5.41	5.94	6.30
Total number of PET and PET/CT scans	71,682	100,294	115,870
Price per scan	$1,339	$1,316	$1,195

        Following are the components of revenue (in millions) for each of the years ended December 31:

	2005	2006	2007
Total MRI revenue	$293.9	$280.1	$265.3
PET and PET/CT revenue	96.4	133.3	139.7
Other modalities and other revenue	40.5	42.4	39.9

Total	$430.8	$455.8	$444.9

	Year Ended December 31,
	2005	2006	2007
Total fixed-site revenue (in millions)	$67.5	$73.3	$78.1

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        Revenue decreased by $10.9 million, or 2.4%, to $444.9 million in 2007 compared to $455.8 million in 2006 primarily due to a decrease in MRI revenue and a decrease in other modalities and other revenue, partially offset by an increase in PET and PET/CT revenue. MRI revenue decreased $14.8 million in 2007, or 5.3%, compared to 2006. Scan-based MRI revenue decreased $17.4 million, or 6.9%, to $235.6 million in 2007, from $253.0 million in 2006. This decrease is primarily a result of an 8.1% decrease in our scan-based MRI scan volume. Scan-based MRI volume decreased to 645,711 scans in 2007 from 702,898 scans in 2006, primarily due to a decrease in the average number of scan-based systems in service due to lower client demand. Scan-based systems in service decreased to 252.8 systems in 2007 from 270.2 systems in 2006 to adjust to a decline in MRI scan volumes to maintain the efficiency of our mobile MRI systems. Average scans per system per day also decreased by 0.9% to 9.29 in 2007 from 9.37 in 2006. These decreases were partially offset by a 1.4% increase in the average price per MRI scan to $364.78 per scan in 2007 compared to $359.88 per scan in 2006 and an increase in non-scan based MRI revenue of $2.6 million in 2007 over 2006. Other modalities and other revenue declined $2.5 million, or 5.6%, to $39.9 million in 2007 compared to $42.4 million in 2006 primarily due to a decrease in management contract revenue for our management agreements and a decrease in CT revenue. PET and PET/CT revenue in 2007 increased $6.4 million, or 4.7%, compared to 2006. Total PET and PET/CT scan volumes increased 15.5% to 115,870 scans in 2007 from 100,294 scans in 2006, primarily as a result of growth in our core PET and PET/CT business. The average number of PET and PET/CT systems in service increased to 72.3 systems in 2007 from 68.1 systems in 2006. Scans per system per day increased 6.1%, to 6.30 scans per system per day in 2007 versus 5.94 scans per system per day in 2006. These PET and PET/CT increases were partially offset by a 9.2% decline in the average price per PET and PET/CT scan, to $1,195 per scan in 2007 compared to $1,316 per scan in 2006. The decline in PET and PET/CT average price per scan is primarily due to the impact of the DRA and HOPPS reimbursement rate reductions which became effective January 1, 2007. Included in the revenue totals above are fixed-site revenues which increased $4.8 million, or 6.5%, to $78.1 million in 2007 from $73.3 million in 2006.

        We had 310 MRI systems at December 31, 2007 compared to 331 MRI systems at December 31, 2006. We had 79 PET and PET/CT systems at December 31, 2007 compared to 73 PET and PET/CT systems at December 31, 2006. We operated 88 fixed site imaging centers (including five in unconsolidated joint ventures) at December 31, 2007, compared to 71 fixed site imaging centers (including three in unconsolidated joint ventures) at December 31, 2006. We operated 12 radiation therapy centers (including two in unconsolidated joint ventures) at December 31, 2007.

        Cost of revenues, excluding depreciation and amortization, decreased $8.8 million, or 3.6%, to $235.5 million in 2007 compared to $244.3 million in 2006. During 2006, we recorded litigation settlements (including a settlement of our class action lawsuit for $2.5 million) of $3.8 million. Medical supplies decreased $2.2 million, or 10.7%, primarily as a result of a decrease in FDG costs, which are used as a component of PET and PET/CT scan as a result of sourcing discounts, partially offset by an increase in FDG costs due to an increase in the number of PET and PET/CT scans. Medical supplies also decreased due to a decrease in film costs related to lower MRI scan volume. Equipment rental expense decreased $1.2 million, or 22.1%, primarily due to a lower number of rental systems in use to support current clients as a result of improved system utilization. Outside medical services decreased $1.1 million, or 11.2%, primarily as a result of a decrease in medical service costs and radiologist service costs associated with lower MRI scan volume, and a decrease in temporary staffing needs. Site fee expenses decreased $0.6 million, or 11.9%, primarily due to a decrease in the average number of retail fixed-site imaging centers in operation. Management contract expenses decreased $0.5 million, or 3.8%, primarily as a result of a decrease in expenses incurred on behalf of unconsolidated investees. Fuel expenses decreased $0.4 million, or 5.7%, primarily due to improved mobile route efficiency and a reduction in the number of power units in service. Power units and transportation expenses decreased $0.3 million, or 13.6%, primarily due to a decrease in the number of power units on operating leases. These decreases were partially offset by a $2.0 million increase in maintenance and related costs, or 4.4%, primarily due to an increased per unit cost for service contracts. All other cost of revenues, excluding depreciation and amortization, decreased $0.7 million, or 0.5%. Cost of revenues, as a percentage of revenue, decreased to 52.9% in 2007 from 53.6% in 2006 primarily as a result of the decrease in revenue related to DRA and the HOPPS reimbursement reductions and as a result of the factors described above.

        Selling, general and administrative expenses increased $3.0 million, or 5.7%, to $57.0 million in 2007 compared to $54.0 million in 2006. Professional services increased $1.4 million, or 20.8%, due to an increase in legal costs and consulting services. Non-cash share-based compensation increased $1.1 million in 2007 from 2006 due to new equity awards granted principally in the first quarter of 2007. All other selling, general and administrative expenses increased $0.5 million, or 1.4%. Selling, general and administrative expenses as a percentage of revenue were 12.8% and 11.8% in 2007 and 2006, respectively.

        Depreciation expense decreased $0.7 million, or 0.8%, to $82.7 million in 2007 compared to $83.4 million in 2006.

        Amortization expense increased by $0.3 million, or 5.3%, to $5.2 million in 2007 compared to $4.9 million in 2006, primarily due to the amortization of intangible assets acquired in conjunction with our acquisitions in the fourth quarter of 2007.

        Interest expense, net, increased $1.3 million, or 3.1%, to $42.4 million in 2007 compared to $41.1 million 2006. This increase was primarily related to an approximately $1.0 million charge incurred for costs related to the Acquisition Credit Facility entered into to finance the NEHE acquisition (as described in Note 8 of the Notes to Consolidated Financial Statements) and interest expense associated with the new 7 1/4% Notes.

        Income tax expense was $11.6 million and $12.0 million in 2007 and 2006, respectively, resulting in effective tax rates of 41.8% and 39.2% in 2007 and 2006, respectively. Our effective tax rates for 2007 were higher than the federal statutory rate primarily as a result of state income taxes.

        Minority interest expense decreased $0.4 million, or 16.8%, to $1.7 million in 2007 compared to $2.1 million in 2006.

        Our net income was $16.2 million, or $0.31 per share on a diluted basis, in 2007 compared to $18.6 million, or $0.37 per share on a diluted basis, in 2006.

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

        Selling, general and administrative expenses increased $5.9 million, or 12.2%, to $54.0 million in 2006 compared to $48.1 million in 2005. Non-cash share-based compensation increased $2.4 million in 2006 from 2005, primarily as a result of the adoption of Statement of Financial Accounting Standards No. 123(R) (revised December 2004), "Share-Based Payment," effective January 1, 2006. The provision for doubtful accounts increased $1.3 million, or 47.9%. The provision for doubtful accounts as a percentage of revenue was 0.9% in 2006 compared to 0.6% of revenue in 2005. Compensation and related employee expenses increased $0.5 million, or 1.8%, primarily due to an increase in management incentive compensation. These increases were partially offset by a decrease in recruiting costs. Professional services increased $0.4 million, or 6.1%, primarily due to an increase in legal and secondary offering costs. Director's fees related to the Director's Deferred Compensation Plan increased $0.4 million, or 180.8%, as a result of an increase in the fair market value of our stock from December 31, 2005 to December 31, 2006. All other selling, general and administrative expenses increased $0.9 million, or 10.1%. Selling, general and administrative expenses as a percentage of revenue were 11.8% and 11.2% in 2006 and 2005, respectively.

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

Liquidity and Capital Resources

        Our primary source of liquidity is cash provided by operating activities. We generated $118.0 million and $115.8 million of cash flow from operating activities in 2007 and 2006, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET and other diagnostic imaging services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts decreased by $0.1 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. Our number of days of revenue outstanding for our accounts receivable was 48 days and 46 days as of December 31, 2007 and 2006, which we believe is among the more favorable in the healthcare service industry. In addition, as of December 31, 2007, we had $64.1 million available borrowings under our revolving line of credit.

        We used cash of $142.5 million and $63.5 million for investing activities in 2007 and 2006, respectively. Investing activities in 2007 includes $91.2 million used for acquisitions. We expect to continue to use cash for acquisitions in the future. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We incur capital expenditures for the purposes of:

  •
  purchasing new systems;

  •
  replacing less advanced systems with new systems; and

  •
  providing upgrades of our MRI and PET and PET/CT systems and upgrading our corporate infrastructure for future growth.

        Capital expenditures totaled $65.3 million and $75.0 million for the year ended December 31, 2007 and 2006, respectively. During 2007 we purchased 17 MRI systems, 13 PET/CT systems and four CT systems. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2008 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. Based upon the client demand described above, which dictates the type of equipment purchased, we expect cash capital expenditures to total approximately $55 to $65 million in 2008.

        In connection with the 1999 acquisition of Alliance Imaging by an affiliate of KKR, we entered into a $616.0 million credit agreement consisting of a $131.0 million Tranche A Term Loan Facility, a $150.0 million Tranche B Term Facility, a $185.0 million Tranche C Term Loan Facility, and a Revolving Loan Facility. On June 11, 2002, we entered into a second amendment to the credit agreement and completed a $286.0 million refinancing of our Tranche B and C term loan facility. Under the terms of the amended term loan facility, we received proceeds of $286.0 from a new Tranche C term loan facility, and used the entire amount of the proceeds to retire $145.5 million and $140.5 million owed under Tranche B and C of our existing term loan facility, respectively. The new Tranche C borrowing rate was decreased to London InterBank Offered Rate ("LIBOR") plus 2.375%.

        In December 2004, we entered into a third amendment to our credit agreement which revised our Tranche C term loan facility ("Tranche C1") resulting in incremental borrowings of $154.0 million and decreased the maximum amount of availability under our existing revolving loan facility from $150.0 million to $70.0 million. We applied the proceeds from the amendment to retirement of $256.4 million of our $260.0 million 10 3/8% Notes through a cash tender offer (the "Tender Offer", described below). The amended Tranche C1 borrowing rate decreased to LIBOR plus 2.250%. On December 19, 2005 we entered into a fourth amendment to our Credit Agreement which revised our maximum consolidated leverage ratio covenant to a level not to exceed 4.00 to 1.00 as of the last day of any fiscal quarter until the expiration of the agreement. Prior to the fourth amendment, our maximum consolidated leverage ratio covenant was 3.75 to 1.00 as of the last day of any fiscal quarter beginning March 31, 2006 to the expiration of the agreement. The fourth amendment also requires us to maintain a maximum consolidated senior leverage ratio covenant at a level not to exceed 3.00 to 1.00 as of the last day of any fiscal quarter. The amendment increased the Tranche C1 LIBOR margin from an annual rate of 2.250% to 2.500%. In connection with the amendment, we incurred an amendment fee of $0.6 million.

        At December 31, 2007, we did not have any borrowings outstanding under the revolving loan facility and had $64.1 million in available borrowings under the revolving loan facility. The amended credit agreement contains restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, capital expenditures and prepayments of other indebtedness.

        As of December 31, 2007, we are in compliance with all covenants contained in our credit agreement and forecast that we will be in compliance with these covenants in 2008. However, if we are unable to generate sufficient Adjusted EBITDA, as defined in our credit agreement, or manage our indebtedness to sufficient levels, we could be out of compliance with our maximum consolidated leverage ratio and maximum consolidated senior leverage ratio. Our failure to comply with these covenants could permit the lenders under the credit agreement to declare all amounts borrowed under the agreement, together with accrued interest and fees, to be immediately due and payable. If the indebtedness under the credit facility is accelerated, we may not have sufficient assets to repay amounts due under the credit facility. If we are not able to refinance our debt, we could become subject to bankruptcy proceedings.

        In December 2004, we completed a Tender Offer and redeemed $256.4 million of our outstanding 10 3/8% Notes. At December 31, 2007, we had $3.5 million remaining of the original $260.0 million 10 3/8% Notes. As of December 31, 2007, we were in compliance with all covenants contained in our 10 3/8% Notes and expect that we will be in compliance with these covenants in 2008.

        In December 2004, we issued $150.0 million of our 7 1/4% Senior Subordinated Notes due 2012 (the "original 7 1/4% Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, and applied the proceeds to repayment of our 10 3/8% Notes. On December 4, 2007, we issued an additional $150.0 million of our 7 1/4% Senior Subordinated Notes due 2012 (the "new 7 1/4% Notes") in a transaction exempt from the registration requirements of the Securities Act. The new 7 1/4% Notes were issued at a discount of 8.5%, which is being amortized to interest expense through the maturity date of the notes. The new 7 1/4% Notes have terms that are substantially identical to our original 7 1/4% Notes, but were issued under a new indenture and are therefore a separate series of notes. We used a portion of the net proceeds from the issuance of the new 7 1/4% Notes to repay and terminate an Acquisition Credit Facility we entered into the previous month to finance the NEHE acquisition (as described in Note 8 to the Notes to Consolidated Financial Statements). The remaining net proceeds will be used for general corporate purposes, which may include future acquisitions. The original 7 1/4% Notes and the new 7 1/4% Notes are collectively referred to as the "7 1/4% Notes."

        The 7 1/4% Notes contain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and restrictive payments. The 7 1/4% Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior debt, including bank debt, and all obligations of our subsidiaries. As of December 31, 2007, we were in compliance with all covenants contained in the 7 1/4% Notes and forecast that we will be in compliance with these covenants in 2008. Our failure to comply with these covenants could permit the trustee under the Indentures relating to the 7 1/4% Notes and the note holders to declare the principal amounts under the 7 1/4% Notes, together with accrued and unpaid interest, to be immediately due and payable. If the indebtedness under the 7 1/4% Notes, or any of our other indebtedness, is accelerated, and we are not able to refinance our debt, we could become subject to bankruptcy proceedings.

        During 2004, we entered into interest rate swap agreements, with notional amounts of $56.8 million, $46.8 million and $48.4 million to manage the future cash interest payments associated with a portion of our variable rate bank debt. These agreements matured during 2007. We recorded changes in the fair value of the swaps through interest expense.

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

        During the first quarter of 2008 we entered into two interest rate swap agreements which notional amounts of $92.7 million each, to hedge future cash interest payments associated with a portion of the Company's variable rate bank debt. Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%. We have designated these swaps as cash flow hedges of variable future cash flows associated with our long-term debt and will record subsequent changes in the fair value of the collars through comprehensive income during the period these instruments are designated as hedges.

        In 2007 and 2006, we used cash flow from operating activities to pay down $0.6 million and $17.7 million, respectively, under Tranche C1 of the term loan facility.

        The maturities of our long-term debt, including interest, future payments under our operating leases and binding equipment purchase commitments as of December 31, 2007 are as follows:

Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total
	(in millions)
Term Loan—Tranche C1	$24.1	$24.2	$24.2	$393.6	$—	$—	$466.1
10 3/8% Senior Subordinated Notes	0.4	0.4	0.4	3.6		—	4.8
7 1/4% Senior Subordinated Notes	24.3	24.3	24.3	24.3	323.3	—	420.5
Equipment Loans	4.5	3.8	2.7	1.5	1.1	2.0	15.6
Operating Leases	5.2	4.1	2.9	2.2	2.0	5.0	21.4
Letters of Credit	5.9						5.9
Equipment Purchase Commitments	29.9	0.0	0.0	0.0	0.0	0.0	29.9

Total Contractual Obligation Payments	94.3	56.8	54.5	425.2	326.4	7.0	964.2
Less Amount Representing Interest	(49.6)	(49.6)	(49.2)	(51.6)	(23.5)	(0.1)	(223.6)

Present Value of Future Contractual Obligations	$44.7	$7.2	$5.3	$373.6	$302.9	$6.9	$740.6

        We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our credit facilities, will be sufficient over the next one to two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt.

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

Revenue Recognition

        The majority of our revenues is derived directly from healthcare providers and is primarily for imaging services. To a lesser extent, revenues are generated from direct billings to patients or their medical payors which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from direct patient billing amounted to approximately 13% of revenues in the years ended December 31, 2005 and 2006 and approximately 11% of revenues in the year ended December 31, 2007. We continuously monitor collections from direct patient billings and compare these collections to revenue, net of contractual discounts, recorded at the time of service. While such contractual discounts have historically been within our expectations and the provisions established, an inability to accurately estimate contractual discounts in the future could have a material adverse impact on our operating results. As the price is predetermined, all revenues are recognized at the time the delivery of imaging service has occurred and collectability is reasonably assured which is based upon contract terms with healthcare providers and negotiated rates with third-party payors and patients.

Accounts Receivable

        We provide shared and single-user diagnostic imaging and radiation therapy equipment and technical support services to the healthcare industry and directly to patients on an outpatient basis. Substantially all of our accounts receivable are due from hospitals, other healthcare providers and health insurance providers located throughout the United States. Services are generally provided pursuant to long-term contracts with hospitals and other healthcare providers or directly to patients, and generally collateral is not required. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our clients and maintain a provision for estimated credit losses based upon any specific client collection issues that we have identified and our historical experience. While such credit losses have historically been within our expectations and the provisions established, an inability to accurately estimate credit losses in the future could have a material adverse impact on our operating results.

Goodwill and Long-Lived Assets

        Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. In accordance with SFAS 142, we have selected to perform an annual impairment test for goodwill and intangible assets with indefinite lives based on the financial information for the twelve months ended September 30, or more frequently when an event occurs or circumstances change to indicate an impairment of these assets has possibly occurred. Goodwill and intangible assets with indefinite lives are allocated to our various reporting units which are our geographical regions. SFAS 142 requires us to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill and intangible assets with indefinite lives within the reporting unit are less than the carrying value. The fair value of the reporting unit is determined based on discounted cash flows, market multiples or appraised values as appropriate. We comply with periodic impairment test procedures. In 2005, 2006, and 2007 we concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill or intangible asset impairment was present. No triggering events occurred during the fourth quarters of 2005, 2006 and 2007 which required an additional impairment test as of December 31, 2005, 2006, or 2007. SFAS 142 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived-Assets". In 2005, 2006, and 2007 we concluded that no impairment was present in our intangible assets with definite useful lives.

Deferred Income Taxes

        Deferred income tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future income tax benefits are recognized only to the extent that the realization of such benefits is considered to be more likely than not. We regularly review our deferred income tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective income tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to significantly increase our valuation allowance resulting in a substantial increase in our effective tax rate.

Recent Accounting Pronouncements

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Effective January 1, 2007, we adopted FIN 48. See Note 13 to the Notes to our Consolidated Financial Statements for additional information.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which enhances the existing guidance for measuring assets and liabilities using fair value. This statement provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 emphasizes fair value as a market-based measurement instead of an entity-specific measurement. The statement sets out a fair value hierarchy with the highest priority being quoted prices in active markets. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The FASB has deferred the implementation of SFAS 157 by one year for certain non-financial assets and liabilities such that this will be effective for the fiscal year beginning January 1, 2009. We are currently evaluating the provisions of SFAS 157 and the impact on our consolidated financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS Statement No. 115" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the provisions of SFAS 159 and the impact on our consolidated financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

  •
  Acquisition costs will be generally expensed as incurred;

  •
  Noncontrolling interests (formerly known as "minority interests"—see SFAS 160 discussion below) will be valued at fair value at the acquisition date;

  •
  Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

  •
  In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

  •
  Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and

  •
  Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

        SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we will continue to record and disclose business combinations following existing generally accepted accounting principles until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is generally dependent upon acquisitions at that time.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We have not completed our evaluation of the potential impact of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

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

        In some cases you can identify these statements by forward looking words, such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "seek," "intend" and "continue" or similar words. Forward looking statements may also use different phrases. Forward looking statements address, among other things, our future expectations, projections of our future results of operation or of our financial condition and other forward looking information.

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

  •
  fluctuations or unpredictability of our revenues, including as a result of seasonality;

  •
  changes in the healthcare regulatory environment;

  •
  our ability to keep pace with technological developments within our industry;

  •
  the growth in the market for MRI and other services;

  •
  the disruptive effect of hurricanes and other natural disasters;

  •
  our ability to successfully integrate any future acquisitions; and

  •
  other factors discussed under "Risk Factors" in this annual report on Form 10-K.

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

        During 2004 we entered into swap agreements which had notional amounts of $56.8 million, $46.8 million and $48.4 million. Under the terms of these agreements, we received three-month LIBOR and paid a fixed rate of 3.15%, 3.89%, and 3.69%, respectively. The net effect was to record interest expense at fixed rates of 5.65%, 6.39% and 6.19% respectively, as the debt incurred interest based on three-month LIBOR plus 2.50%. For the years ended December 31, 2007 and 2006, we received a net settlement amount of $1.2 million and $2.1 million, respectively. Two of the swap agreements matured during the second quarter of 2007 and one of the swap agreements matured during the fourth quarter of 2007.

        During 2005 we entered into multiple interest rate collar agreements which have a notional amount of $178.0 million. Under the terms of these agreements, we have purchased a cap on the interest rate of 4.00% and have sold a floor of 2.25%. For the years ended December 31, 2007 and 2006, we received a net settlement amount of $2.0 and $1.3 million, respectively, on these collar agreements. The collar agreements mature at various dates between January 2007 and January 2008.

        During the first quarter of 2008 we entered into two interest rate swap agreements which notional amounts of $92.7 million each, to hedge future cash interest payments associated with a portion of the Company's variable rate bank debt (the "2008 swaps"). Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%.

        The collar agreements and the 2008 swaps have been designated as cash flow hedges of variable future cash flows associated with our long term debt. In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," the collars and the 2008 swaps are, and will be, recorded at fair value. On a quarterly basis, the fair value of the collars and 2008 swaps will be determined based on quoted market prices and, assuming perfect effectiveness, the difference between the fair value and the book value of the collars will be recognized in comprehensive income, a component of shareholders' equity. Any ineffectiveness of the collars and 2008 swaps is required to be recognized in earnings.

        The 2008 swaps expose us to credit risk in the event that the counterparties to the agreements do not or cannot meet their obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the 2008 swaps. The counterparties to the 2008 swaps are major financial institutions and we expect the counterparties to be able to perform their obligations. The collars outstanding at December 31, 2007 matured during January 2008, and all counterparty obligations were met.

        Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. The Company maintains its cash equivalents in financial instruments with original maturities of 90 days or less. The Company also held investments in marketable securities during 2007, which consisted primarily of investment grade auction rate securities and debt securities, all classified as available-for-sale with original maturities greater than 90 days. The recorded carrying amounts of cash and cash equivalents and marketable securities approximate fair value due to their short-term maturities.

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. For long-term debt obligations, the table presents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates. All amounts are in United States dollars.

	Expected Maturity as of December 31, 2007
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(dollars in millions)
Liabilities:
Long-term debt:
Fixed rate	$3.6	$3.2	$2.3	$1.2	$304.4	$1.9	$316.8	$291.2
Average interest rate	7.34%	7.32%	7.45%	7.22%	6.88%	6.72%	6.90%	7.31%
Variable rate	—	—	—	$366.6	—	—	$366.6	$366.6
Average interest rate	6.58%	6.61%	6.61%	7.36%	—	—	7.36%	7.36%

Item 8.    Financial Statements and Supplementary Data.

ALLIANCE IMAGING, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Alliance Imaging, Inc.
Anaheim, California

        We have audited the accompanying consolidated balance sheets of Alliance Imaging, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders' (deficit) equity for each of the three years in the period ended December 31, 2007. Our audits also included the consolidated financial statement schedule for the three years in the period ended December 31, 2007, listed in the Index at Item 15(a)(2). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Imaging, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Notes 2 and 4 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation in 2006.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Costa Mesa, California
March 11, 2008

ALLIANCE IMAGING, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2006	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$16,440	$120,892
Accounts receivable, net of allowance for doubtful accounts of $6,629 in 2006 and $8,475 in 2007	51,569	58,439
Deferred income taxes	20,199	16,091
Prepaid expenses and other current assets	4,211	5,637
Other receivables	8,096	7,304

Total current assets	100,515	208,363
Equipment, at cost	769,967	777,212
Less accumulated depreciation	(425,790)	(434,364)

Equipment, net	344,177	342,848
Goodwill	150,069	175,804
Other intangible assets, net of accumulated amortization of $25,635 in 2006 and $30,830 in 2007	35,782	93,221
Deferred financing costs, net of accumulated amortization of $6,469 in 2006 and $5,406 in 2007	6,947	8,460
Other assets	27,036	21,111

Total assets	$664,526	$849,807

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$14,525	$20,622
Accrued compensation and related expenses	16,993	17,976
Accrued interest payable	4,320	4,912
Income taxes payable	637	—
Other accrued liabilities	32,331	33,512
Current portion of long-term debt	2,858	3,627

Total current liabilities	71,664	80,649
Long-term debt, net of current portion	373,026	376,184
Senior subordinated notes	153,541	290,985
Minority interests and other liabilities	4,376	6,271
Deferred income taxes	78,893	92,062

Total liabilities	681,500	846,151
Commitments and Contingencies (Note 11)
Stockholders' (deficit) equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized and no shares issued and outstanding
Common stock, $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding—49,906,832 at December 31, 2006 and 50,927,251 at December 31, 2007	499	509
Less: treasury stock, at cost—6,569 shares at December 31, 2007		(61)
Additional paid-in deficit	(7,070)	(1,470)
Accumulated comprehensive income	1,356	205
Accumulated (deficit) equity	(11,759)	4,473

Total stockholders' (deficit) equity	(16,974)	3,656

Total liabilities and stockholders' (deficit) equity	$664,526	$849,807

See accompanying notes.

ALLIANCE IMAGING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2006	2007
Revenues	$430,788	$455,775	$444,919
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	226,294	244,254	235,471
Selling, general and administrative expenses	48,077	53,955	57,049
Employment agreement costs	366	—	—
Severance and related costs	826	745	682
Depreciation expense	82,505	83,397	82,703
Amortization expense	3,954	4,933	5,195
Interest expense, net of interest income of $608 in 2005, $697 in 2006 and $2,122 in 2007	34,203	41,078	42,362
Other (income) and expense, net	(399)	45	(579)

Total costs and expenses	395,826	428,407	422,883

(Loss) income before income taxes, minority interest expense and earnings from unconsolidated investees	34,962	27,368	22,036
Income tax expense	14,758	12,032	11,644
Minority interest expense	1,718	2,075	1,727
Earnings from unconsolidated investees	(3,343)	(5,371)	(7,567)

Net income	$21,829	$18,632	$16,232

Comprehensive income, net of taxes:
Net income	$21,829	$18,632	$16,232
Unrealized gain (loss) gain on hedging transactions, net of related tax effects of $830 in 2005, $109 in 2006 and $769 in 2007	1,515	(159)	(1,151)

Comprehensive income	$23,344	$18,473	$15,081

Earnings per common share:
Basic	$0.44	$0.37	$0.32

Diluted	$0.43	$0.37	$0.31

Weighted average number of shares of common stock and common stock equivalents:
Basic	49,378	49,780	50,563
Diluted	50,262	50,335	51,582

See accompanying notes.

ALLIANCE IMAGING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2005	2006	2007
Operating activities:
Net income	$21,829	$18,632	$16,232
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,638	3,901	4,013
Non-cash share-based compensation	278	2,751	3,860
Depreciation and amortization	86,459	88,330	87,898
Amortization of deferred financing costs	2,203	1,597	2,677
Accretion of discount	—	—	194
Adjustment of swaps to fair value	(3,288)	1,097	1,726
Distributions (less than) greater than equity in undistributed income of investee	(478)	728	(138)
Deferred income taxes	14,122	9,755	7,690
Excess tax benefit from non-cash share-based compensation	—	(229)	(592)
(Gain) loss on sale of assets	(400)	45	(579)
Changes in operating assets and liabilities:
Accounts receivable	3,062	(7,302)	(9,068)
Prepaid expenses and other current assets	(583)	(525)	(1,031)
Other receivables	(5,586)	887	1,635
Other assets	(1,390)	100	2,878
Accounts payable	1,716	(10,859)	719
Accrued compensation and related expenses	(1,768)	2,905	458
Accrued interest payable	3,844	(241)	592
Income taxes payable	(778)	550	(637)
Other accrued liabilities	4,983	3,828	(2,215)
Minority interests and other liabilities	211	(112)	1,712

Net cash provided by operating activities	127,074	115,838	118,024

Investing activities:
Equipment purchases	(76,460)	(75,007)	(65,252)
(Increase) decrease in deposits on equipment	(9,652)	4,955	9,657
Purchases of marketable securities	—	—	(39,850)
Proceeds from sales of marketable securities	—	—	39,850
Acquisitions, net of cash received	(50,207)	—	(88,979)
Increase in cash in escrow	—	—	(2,270)
Proceeds from sale of assets	1,882	6,532	4,329

Net cash used in investing activities	(134,437)	(63,520)	(142,515)

ALLIANCE IMAGING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(dollars in thousands)

Financing activities:
Principal payments on equipment debt	(7,004)	(3,461)	(5,295)
Proceeds from equipment debt	1,450	—	138
Principal payments on term loan facility	(25,000)	(17,675)	(600)
Principal payments on revolving loan facility	(39,500)	(57,000)	(57,000)
Proceeds from revolving loan facility	69,000	27,500	57,000
Proceeds from senior subordinated notes	—	—	137,250
Principal payments on margin loan facility	—	—	(15,000)
Proceeds from margin loan facility	—	—	15,000
Principal payments on bridge loan	—	—	(50,000)
Proceeds from bridge loan	—	—	50,000
Payments of debt issuance costs	(1,175)	(308)	(4,190)
Proceeds from exercise of employee stock options	2,292	1,416	1,109
Purchase of treasury stock			(61)
Excess tax benefit from non-cash share-based compensation	—	229	592

Net cash provided by (used in) financing activities	63	(49,299)	128,943

Net (decrease) increase in cash and cash equivalents	(7,300)	3,019	104,452
Cash and cash equivalents, beginning of year	20,721	13,421	16,440

Cash and cash equivalents, end of year	$13,421	$16,440	$120,892

Supplemental disclosure of cash flow information:
Interest paid	$32,052	$39,302	$39,434
Income taxes paid, net of refunds	1,356	2,059	4,372
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$9,261	$6,851	$1,737
Capital lease obligations assumed for the purchase of equipment	3,924	3,251	6,688
Capital lease obligation transferred for the sale of equipment	—	(2,772)	—
Comprehensive income (loss) from hedging transactions, net of taxes	1,515	(159)	(1,151)
Equipment debt assumed in connection with acquistions	—	—	2,996

See accompanying notes.

ALLIANCE IMAGING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(dollars in thousands)

	Common Stock		Treasury Stock
					Additional Paid-In (Deficit)	Accumulated Comprehensive Income	Accumulated (Deficit) Equity	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	49,024,596	$490	—	$—	$(15,798)	—	$(52,220)	$(67,528)
Exercise of common stock options	547,610	6	—	—	2,286	—	—	2,292
Non-cash share-based compensation	—	—	—	—	278	—	—	278
Stock option income tax benefit	—	—	—	—	1,358	—	—	1,358
Unrealized gain on hedging transaction, net of tax	—	—	—	—	—	1,515	—	1,515
Net income	—	—	—	—	—	—	21,829	21,829

Balance at December 31, 2005	49,572,206	496			(11,876)	1,515	(30,391)	(40,256)
Exercise of common stock options	321,425	3	—	—	1,413	—	—	1,416
Issuance of common stock under directors' deferred compensation plan	13,201	—	—	—	76	—	—	76
Non-cash share-based compensation					2,751	—	—	2,751
Directors' deferred compensation	—	—	—	—	337	—	—	337
Stock option income tax benefit					229	—	—	229
Unrealized loss on hedging transaction, net of tax	—	—	—	—	—	(159)	—	(159)
Net income	—	—	—	—	—	—	18,632	18,632

Balance at December 31, 2006	49,906,832	499			(7,070)	1,356	(11,759)	(16,974)
Exercise of common stock options	339,370	4			1,099	—	—	1,103
Issuance of common stock under directors' deferred compensation plan	33,744	—			—	—	—	—
Issuance of restricted stock	625,000	6			—	—	—	6
Issuance of common stock under stock bonus award	22,305	—			—	—	—	—
Purchase of treasury stock	—	—	(6,569)	(61)	—	—	—	(61)
Non-cash share-based compensation					3,860	—	—	3,860
Directors' deferred compensation		—		—	49	—	—	49
Stock option income tax benefit					592	—	—	592
Unrealized loss on hedging transaction, net of tax					—	(1,151)	—	(1,151)
Net income	—	—	—	—	—	—	16,232	16,232

Balance at December 31, 2007	50,927,251	$509	(6,569)	$(61)	$(1,470)	$205	$4,473	$3,656

See accompanying notes.

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

1. Description of the Company and Basis of Financial Statement Presentation

        Description of the Company    Alliance Imaging, Inc. and its subsidiaries (the "Company") provides diagnostic imaging services and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. The Company also provides services through a growing number of fixed sites, primarily to hospitals or health systems. The Company's services normally include the use of its imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. The Company also offers ancillary services including marketing support, education, training and billing assistance. The Company operates entirely within the United States and is one of the largest providers of shared service and fixed-site magnetic resonance imaging ("MRI") and positron emission tomography and positron emission tomography/computed tomography ("PET and PET/CT") services in the country. The Company also operates 12 radiation therapy centers at December 31, 2007. For the fiscal year ended December 31, 2007, MRI services and PET and PET/CT services generated 60% and 31% of the Company's revenue, respectively.

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

        Accounts Receivable    The Company provides shared and single-user diagnostic imaging equipment and technical support services to the healthcare industry and directly to patients on an outpatient basis. Substantially all of the Company's accounts receivables are due from hospitals, other healthcare providers and health insurance providers located throughout the United States. A substantial portion of the Company's services are provided pursuant to long-term contracts with hospitals and other healthcare providers or directly to patients. Accounts receivable generally are collected within industry norms for third-party payors. Estimated credit losses are provided for in the consolidated financial statements and losses experienced have been within management's expectations.

        Concentration of Credit Risk    Financial instruments which potentially subject the Company to a concentration of credit risk principally consists of cash, cash equivalents and trade receivables. The Company invests available cash in cash equivalents and money market securities of high-credit-quality financial institutions. The Company had cash and cash equivalents in the amount of $15,314 and $119,337 as of December 31, 2006 and 2007, respectively, in excess of federally insured limits. At December 31, 2006 and 2007, the Company's accounts receivable were primarily from clients in the healthcare industry. To reduce credit risk, the Company performs periodic credit evaluations of its clients, but does not generally require advance payments or collateral. Credit losses to clients in the

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

2. Summary of Significant Accounting Policies (Continued)

healthcare industry have not been material. The provision for doubtful accounts was 0.6%, 0.9%, and 0.9% of revenues in 2005, 2006 and 2007, respectively.

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

        Routine maintenance and repairs are charged to expense as incurred. Major repairs and purchased software and hardware upgrades, which extend the life of or add value to the equipment, are capitalized and depreciated over the remaining useful life. At December 31, 2005, 2006, and 2007, the Company had $6,885, $1,823, and $5,183, respectively in accounts payable related to deposits on equipment.

        With the exception of a relatively small dollar amount of office furniture, office equipment, computer equipment, software and leasehold improvements, substantially all of the property owned by the Company relates to diagnostic imaging equipment, power units and mobile trailers used in the business.

        Goodwill and Intangible Assets    Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. In accordance with SFAS 142, the Company has selected to perform an annual impairment test for goodwill and intangible assets with indefinite useful lives based on the financial information as of September 30, or more frequently when an event occurs or circumstances change to indicate an impairment of these assets has possibly occurred. Goodwill and intangible assets with indefinite useful lives are allocated to the Company's various reporting units, which are its geographical regions. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill and intangible assets with indefinite useful lives within the reporting unit is less than the carrying value. The fair value of the reporting unit is determined based on discounted cash flows, market multiples or appraised values as appropriate. The Company complies with periodic impairment test procedures. In 2005, 2006, and 2007 the Company concluded that the fair value of each reporting unit exceeded its carrying value, indicating no goodwill or intangible asset impairment was present. No triggering events occurred during the fourth quarters of 2005, 2006 and 2007 which required an additional impairment test as of December 31, 2005, 2006, or 2007. SFAS 142 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). In 2005, 2006, and 2007 the Company concluded that no impairment was present in our intangible assets with definite useful lives.

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

2. Summary of Significant Accounting Policies (Continued)

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

        Revenue Recognition    The majority of the Company's revenues are derived directly from healthcare providers and are primarily for imaging services. To a lesser extent, revenues are generated from direct billings to third-party payors or patients which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from billings to third-party payors and patients amounted to approximately 11% of revenues for the year ended December 31, 2007 and 13% for the years ended December 31, 2006 and 2005. No single customer accounted for more than 3%, 2%, and 2% of consolidated revenues in each of the years ended December 31, 2005, 2006, and 2007, respectively. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). As the price is predetermined, all revenues are recognized at the time the delivery of imaging service has occurred and collectibility is reasonably assured which is based upon contract terms with healthcare providers and negotiated rates with third party payors and patients. The Company also records revenue from management services that it performs based upon management service contracts with predetermined pricing. Revenues from these services amounted to approximately 9% of total revenue for each of the three years ended December 31, 2007. These revenues are recorded in the period in which the service is performed and collections of the billed amounts are reasonably assured in accordance with SAB 104.

        Share-Based Compensation    In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123(R) (revised December 2004), "Share-Based Payment" ("SFAS 123(R)"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). This statement requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, SFAS 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period. The statement was effective for the first fiscal year beginning after June 15, 2005.

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

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Employment Agreement Costs    The Company recorded employment agreement costs of $366 for the year ended December 31, 2005, related to the amended agreement with its former chairman of the board. The Company does not expect to incur any further costs relating to the amended agreement with its former chairman of the board.

        Derivatives    The Company accounts for derivative instruments and hedging activities in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities" ("SFAS 138"), an amendment of SFAS 133. On the date the Company enters into a derivative contract, management may designate the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company's derivatives are recorded on the balance sheet at their fair value. For derivatives accounted for as cash flow hedges any unrealized gains or losses on fair value are included in comprehensive (loss) income, net of tax, assuming perfect effectiveness. Any ineffectiveness is required to be recognized in earnings.

        Income Taxes    The provision for income taxes is determined in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future income tax benefits are recognized only to the extent that the realization of such benefits is considered to be more likely than not. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, when it is more likely than not that such deferred tax assets will not be recoverable, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.

        Fair Values of Financial Instruments    The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value based on the short-term maturity of these instruments. The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate fair value based on the short-term nature of these accounts. The carrying amount reported in the balance sheet for long-term debt under the Company's Credit Agreement approximates fair value, as these borrowings have variable rates that reflect currently available terms and conditions for

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

2. Summary of Significant Accounting Policies (Continued)

similar debt. The fair value of the Company's senior subordinated notes and its equipment loans was $153,288 and $291,181 compared to the carrying amount reported on the balance sheet of $162,225 and $304,196 as of December 31, 2006 and 2007, respectively. The fair value of the Company's senior subordinated notes was based upon the bond trading prices at December 31, 2006 and 2007, respectively. The fair value of the equipment loans was estimated using discounted cash flow analyses, based on the Company's current incremental rates for similar types of equipment loans.

        Use of Estimates    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Comprehensive (Loss) Income    The Company reports comprehensive (loss) income in accordance with SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). For the years ended December 31, 2005, 2006, and 2007, the Company had entered into interest rate swap agreements and interest rate collar agreements, as discussed in Note 10. Unrealized gains and losses related to the collars are classified as a component of comprehensive (loss) income. Unrealized gains and losses related to the swaps are recorded in interest expense, as these transactions do not qualify for hedge accounting treatment.

        Segment Reporting    The chief operating decision maker reviews the operating results of the Company's geographic regions for the purpose of making operating decisions and assessing performance. Based on the aggregation criteria in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has aggregated the results of its geographic regions into one reportable segment.

        Recent Accounting Pronouncements    In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Effective January 1, 2007, the Company adopted FIN 48. See Note 13 for additional information.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which enhances the existing guidance for measuring assets and liabilities using fair value. This statement provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 emphasizes fair value as a market-based measurement instead of an entity-specific measurement. The statement sets out a fair value hierarchy with the highest priority being quoted prices in active markets. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The FASB has

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

2. Summary of Significant Accounting Policies (Continued)

deferred the implementation of SFAS 157 by one year for certain non-financial assets and liabilities such that this will be effective for the fiscal year beginning January 1, 2009. The Company is currently evaluating the provisions of SFAS 157 and the impact on its consolidated financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS Statement No. 115" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS 159 and the impact on its consolidated financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

  •
  Acquisition costs will be generally expensed as incurred;

  •
  Noncontrolling interests (formerly known as "minority interests"—see SFAS 160 discussion below) will be valued at fair value at the acquisition date;

  •
  Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

  •
  In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

  •
  Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and

  •
  Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

        SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since the Company is a calendar year-end company, the Company will continue to record and disclose business combinations following existing generally accepted accounting principles until January 1, 2009. The Company expects SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is generally dependent upon acquisitions at that time.

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company has not completed our evaluation of the potential impact of the adoption of SFAS 160 on the Company's consolidated financial position, results of operations and cash flows.

3. Transactions

        Effective September 1, 2005, the Company acquired certain assets associated with nine multi-modality fixed-site diagnostic imaging centers. The multi-modality fixed-site diagnostic imaging centers include one MRI system, six CT systems, and 29 other modality systems. The purchase price consisted of $7,650 in cash and $826 in assumed liabilities and transaction costs. The acquisition was financed using the Company's internally generated funds. As a result of this acquisition, the Company recorded goodwill and intangible assets of $2,246 and $2,400, respectively. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill is deductible for tax purposes and is amortized over 15 years for tax purposes. The acquisition also includes $246 of contingent payment due to the shareholders of the centers if certain performance targets are met over a three year period. When the contingency is resolved and consideration is distributable, the Company will record the fair value of the consideration as additional purchase price to goodwill. During the year ended December 31, 2006, the company increased goodwill by $14 as a result of changes in the original valuation of assets and liabilities acquired. The Company has not included pro forma information as this acquisition did not have a material impact on the Company's consolidated financial position or results of operations.

        Effective October 1, 2005, the Company acquired 100% of the outstanding stock of PET Scans of America Corp. ("PSA"), a mobile provider of PET and PET/CT services primarily to hospitals in 13 states. The purchase price consisted of $36,596 in cash and $3,692 in assumed liabilities and transaction costs. The acquisition was financed using the Company's revolving line of credit, internally generated funds, and capital leases. As a result of this acquisition the Company acquired intangible assets of $11,400, of which $9,100 was assigned to PSA customer contracts, which is amortized over 10 years, and $2,100 was assigned to certificates of need held by PSA, which have indefinite useful lives and are not subject to amortization. These assets were recorded at fair value at the acquisition date. The Company

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

3. Transactions (Continued)

recorded total goodwill of $22,472, which includes $3,007 of goodwill related to income tax timing differences as a result of the acquisition. None of the goodwill recorded is deductible for tax purposes. During the year ended December 31, 2006, the company increased goodwill by $24 as a result of changes in the original valuation of assets and liabilities acquired and decreased goodwill by $1,335 as a result of the identification of additional deferred tax assets created by book/tax basis differences in depreciable assets in connection with the acquisition of PSA. The Company has not included pro forma information as this acquisition did not have a material impact on the Company's consolidated financial position or results of operations.

        In late December 2005, the Company purchased an additional equity interest in a joint venture the Company formed in 2004 with the University of Pittsburgh Medical Center. The joint venture, Alliance Oncology ("AO"), is designed to partner with hospitals and other health providers to build and operate radiation oncology centers, with an emphasis on intensity modulated radiation therapy and image guided radiation therapy. The purchase price for the additional equity interest was $8,000, which was financed through the Company's revolving line of credit. The Company now owns 80% of AO. As a result of this acquisition the Company recorded goodwill of $6,946, which is deductible for tax purposes and is amortized over 15 years. During the year ended December 31, 2006, the company increased goodwill by $56 as a result of changes in the original valuation of assets and liabilities acquired. The year ended December 31, 2005 did not include any consolidated results of operations from this acquisition due to the small number of days between the acquisition date and the fiscal year end. During the year ended 2005, the Company recorded earnings in unconsolidated investees for the Company's share of AO's previously unconsolidated earnings. The Company has not included pro forma information as this acquisition did not have a material impact on the Company's consolidated financial position or results of operations.

        On November 27, 2006, affiliates of Kohlberg Kravis Roberts & Co ("KKR") sold 9,200,000 shares of the Company's common stock in an underwritten secondary public offering. Following completion of this offering, KKR beneficially owned approximately 52% of the Company's outstanding shares of common stock. The Company did not sell any shares and did not receive any proceeds from the sale of shares in the public offering.

        On April 16, 2007, funds managed by Oaktree Capital Management, LLC ("Oaktree") and MTS Health Investors, LLC ("MTS") purchased approximately 24,501,505 shares of the Company's common stock from a fund managed by an affiliate of KKR Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of the Company's common stock.

        Effective October 1, 2007, the Company purchased the assets of Diagnostic Radiology Systems, Inc., a mobile provider of MRI and PET/CT, with operations in a certificate of need state. The purchase price consisted of $8,620 in cash and transaction costs. The acquisition was financed using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $2,148 and acquired intangible assets of $2,240, of which $1,520 was assigned to customer contracts, which is amortized over eight years, $510 was assigned to the non-compete agreement, which is amortized over one year, and $210 was assigned to certificates of needs, which have indefinite useful

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

3. Transactions (Continued)

lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The preliminary values above are subject to adjustment for up to one year after the close of the transaction as additional information is obtained, and those adjustments could be significant. The year ended December 31, 2007 included three months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        Effective November 2, 2007, AO purchased the assets of eight radiation therapy centers in Alabama, Arkansas, Mississippi, and Missouri from Bethesda Resources, Inc., a wholly-owned subsidiary of Sonix, Inc. Many of these centers are sole community providers and are located on or near hospital campuses. Several of these radiation therapy centers operate under certificates of need. The purchase price consisted of $36,500 in cash and $800 in assumed liabilities and transaction costs. The acquisition was financed using internally generated funds and capital leases. As a result of this acquisition, the Company recorded goodwill of $4,246 and acquired intangible assets of $31,230, of which $2,230 was assigned to the physician referral network, which is amortized over seven years and $29,000 was assigned to certificates of needs, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The preliminary values above are subject to adjustment for up to one year after the close of the transaction as additional information is obtained, and those adjustments could be significant. The year ended December 31, 2007 included approximately two months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        Effective November 5, 2007, the Company purchased all of the outstanding shares of the New England Health Enterprises Business Trust and all of the outstanding membership interests of New England Imaging Management, LLC, a fixed-site provider of MRI and CT, collectively referred to as New England Health Enterprises, or NEHE. NEHE operates seven fixed-site imaging centers and one mobile MRI system in Maine and Massachusetts. The total purchase price was $46,905, which consisted of $44,635 in cash, $2,270 in cash which is being held in an escrow account, and $4,592 in assumed liabilities and transaction costs. The acquisition was financed using internally generated funds, borrowings under an Acquisition Credit Facility (as described in Note 8), and capital leases. The Company recorded total goodwill of $19,341, which includes $10,947 of goodwill related to deferred tax liabilities recorded for basis differences in intangible assets as a result of the acquisition. None of the goodwill recorded is deductible for tax purposes. The Company acquired intangible assets of $29,000, of which $15,700 was assigned to the physician referral network, which is amortized over 15 years, $3,800 was assigned to the non-compete agreement, which is amortized over five years, and $9,500 was assigned to certificates of need held by NEHE, which have indefinite useful lives and are not subject to amortization. These assets were recorded at fair value at the acquisition date. The acquisition also includes $2,270 of contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification and contingent consideration based on certain performance target requirements, which will be resolved over the next one to three years. When the contingencies are

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

3. Transactions (Continued)

resolved and consideration is distributable from the escrow account, the Company will record the fair value of the consideration as additional purchase price to goodwill. The preliminary values above are subject to adjustment for up to one year after the close of the transaction as additional information is obtained, and those adjustments could be significant. The year ended December 31, 2007 included approximately two months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        On December 4, 2007, the Company issued an additional $150,000 of its 7 1/4% Senior Subordinated Notes due 2012 (the "new 7 1/4% Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The new 7 1/4% Notes were issued at a discount of 8.5%, which is being amortized to interest expense through the maturity date of the notes. The new 7 1/4% Notes have terms that are substantially identical to our original 7 1/4% Notes, but were issued under a new indenture and are therefore a separate series of notes. We used a portion of the net proceeds from the issuance of the new 7 1/4% Notes to repay and terminate the Acquisition Credit Facility (as described in Note 8). The remaining net proceeds will be used for general corporate purposes, which may include acquisitions.

4. Share-Based Compensation

        The Company adopted SFAS No. 123(R) (revised December 2004), "Share-Based Payment" ("SFAS 123(R)"), in the fiscal year beginning January 1, 2006, using the modified prospective application transition method. Under SFAS 123(R), the Company now records in its consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after January 1, 2006 under the provisions of SFAS 123(R) and (ii) compensation cost for the unvested portion of options granted prior to January 1, 2006 over their remaining vesting periods using the amounts previously measured under SFAS 123 for pro forma disclosure purposes.

        In November 2005, the FASB issued FASB Staff Position FAS123R-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards ("FSP"). The Company has elected to follow the alternative transition method as described in the FSP for computing its beginning additional paid-in capital pool. In addition, the Company treats the tax deductions from stock options as being realized when they reduce taxes payable in accordance with the principles and timing under the relevant tax law.

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

4. Share-Based Compensation (Continued)

Stock Option Plans and Awards

        On November 2, 1999, in connection with a series of transactions contemplated by an Agreement and Plan of Merger between Viewer Acquisition Corp and the Company in November 1999, the Company adopted an employee stock option plan (the "1999 Equity Plan") pursuant to which options and awards with respect to a total of 6,325,000 shares of the Company's common stock became available for grant. On May 30, 2007 the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 8,025,000 shares. As of December 31, 2007, a total of 1,850,529 shares are available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to fair value of the Company's common stock at the date of grant, except as noted below. All options have 10-year terms. Initial stock option grants are comprised 50% of "time options" and 50% of "performance options." The time options have a five-year vesting schedule, vesting 20% per year. The performance options cliff vest after eight years, however, in the event certain operating performance targets are met, up to 20% of the performance options may vest each year, accelerating the vesting period up to five years. Subsequent stock options granted under the 1999 Equity Plan to employees are always time options which vest 5% in the first year, 20% in the second year and 25% in years three through five.

        In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company's common stock, of which 35,000 options were outstanding at December 31, 2007. The exercise prices of these options and the fair value of the Company's common stock on the grant date were $5.60 and $9.52 per share, respectively.

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

        The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Year Ended December 31,
	2005	2006	2007
Risk free interest rate	3.88%	4.58%	4.74%
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	51.7%	56.7%	60.3%
Average expected life (in years)	5.66	6.68	6.60

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

4. Share-Based Compensation (Continued)

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

        The following table summarizes the Company's stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2004	3,689,110	$4.67
Granted	1,078,500	10.88
Exercised	(547,610)	4.19
Canceled	(648,725)	6.71

Outstanding at December 31, 2005	3,571,275	6.25
Granted	1,251,500	5.15
Exercised	(321,425)	4.41
Canceled	(407,025)	7.49

Outstanding at December 31, 2006	4,094,325	5.93
Granted	668,500	7.32
Exercised	(339,370)	3.24
Canceled	(617,535)	6.24

Outstanding at December 31, 2007	3,805,920	$6.36	6.93	$13,488

Vested and expected to vest in the future at December 31, 2007	3,245,374	$6.29	6.66	$10,807
Exercisable at December 31, 2007	1,623,065	$5.92	5.45	$6,012

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

4. Share-Based Compensation (Continued)

        The following table summarizes information about all stock options outstanding at December 31, 2007:

Options Outstanding	Exercise Price	Weighted Average Remaining Contractual Life (years)	Options Exercisable	Exercise Price
93,800	$5.60	1.90	93,800	$5.60
28,000	13.00	3.60	28,000	13.00
1,000,000	5.27	5.01	900,000	5.27
143,120	5.19	5.05	111,520	5.19
22,250	4.95	5.37	19,450	4.95
40,000	3.55	5.66	32,000	3.55
212,650	3.67	6.02	99,650	3.67
34,650	4.04	6.42	21,150	4.04
15,000	6.94	6.77	14,994	6.94
2,500	10.98	6.96	2,499	10.98
363,000	12.35	7.01	106,375	12.35
65,000	9.60	7.23	32,500	9.60
15,000	9.17	7.24	7,500	9.17
6,000	7.75	7.77	3,996	7.75
150,000	5.56	7.92	37,500	5.56
1,000	5.62	7.96	666	5.62
591,450	4.19	8.10	43,250	4.19
10,000	6.28	8.58	1,250	6.28
35,000	6.46	8.63	7,000	6.46
50,000	6.42	8.65	10,000	6.42
5,000	7.91	8.78	1,665	7.91
35,000	8.24	8.80	1,750	8.24
200,000	7.49	8.88	10,000	7.49
50,000	6.26	8.96	2,500	6.26
235,000	7.05	9.09	23,500	7.05
397,500	7.41	9.13	10,550	7.41
5,000	9.74	9.78	—	9.74

3,805,920	$6.36	6.93	1,623,065	$6.36

        The weighted average grant-date fair value of options granted during the years ended December 31, 2005, 2006, and 2007 was $5.57 per share, $3.14 per share, and $4.59 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2005, 2006 and 2007 was $3,628, $585, and $1,574, respectively. The total cash received from employees as a result of stock option exercises was $2,292, $1,416, and $1,109 for the years ended December 31, 2005, 2006, and 2007, respectively.

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

4. Share-Based Compensation (Continued)

        The following table summarizes the Company's unvested stock option activity:

	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2006	2,830,441	$3.54
Granted	668,500	4.59
Vested	(797,436)	3.72
Canceled	(518,650)	3.43

Unvested at December 31, 2007	2,182,855	$3.88

        At December 31, 2007, the total unrecognized fair value compensation cost related to unvested stock options granted to both employees and non-employees was $4,108, which is expected to be recognized over a remaining weighted-average period of 2.90 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations. The total fair value of shares vested during the years ended December 31, 2005, 2006, and 2007 were $1,561, $1,257, and $2,966, respectively.

Pro Forma Share-Based Compensation

        Prior to the adoption of SFAS 123(R), the Company accounted for non-cash share-based compensation awards using the intrinsic value method prescribed under APB 25, and its related interpretations, as permitted by SFAS 123, as amended by SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"). Under the intrinsic value method, the difference between the market price on the date of grant and the exercise price is charged to the consolidated statements of operations over the vesting period. Prior to the adoption of SFAS 123(R), the Company recognized compensation cost for only certain awards, as discussed above. All other employee share-based awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and no compensation cost is reflected in income from operations for those awards. SFAS 123, as amended by SFAS 148, required presentation of pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' expected vesting period. Had compensation cost for the Company's stock option plan been determined based on the estimated fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS 123 utilizing the Black-Scholes option-pricing

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

4. Share-Based Compensation (Continued)

model, the Company's net income and basic and diluted earnings per share for the year ended December 31, 2005, would have approximated the pro forma amount indicated below:

Net income:
As reported	$21,829
Add: Non-cash share-based compensation expense included in reported net income, net of related tax effects	167
Deduct: Non-cash share-based compensation expense determined under fair value based method, net of related tax effects	(1,370)

Pro forma net income	$20,626

Basic earnings per share:
As reported	$0.44
Pro forma	0.42
Diluted earnings per share:
As reported	0.43
Pro forma	0.41

Employee Share-Based Compensation Expense

        The table below shows the amounts recognized in the financial statements for the years ended December 31, 2006 and 2007 for awards newly subject to compensation expense under SFAS 123(R). As discussed previously, prior to the adoption of SFAS 123(R), the Company recorded compensation expense for stock options granted with exercise prices below the fair value of the Company's common stock at the date of grant, certain stock options subject to amended performance targets under the 1999 Equity Plan, and non-employee share-based awards granted to members of the Company's advisory committee. The table below, therefore, excludes the effect of these awards.

	Year Ended December 31,
	2006	2007
Selling, general, and administrative expenses	$2,070	$3,835

Total cost of non-cash share-based compensation included in income, before income tax	2,070	3,835
Amount of income tax recognized in earnings	(813)	(1,522)

Amount charged against income	$1,257	$2,313

Impact on net income per share:
Basic earnings per share:	$0.03	$0.05

Diluted earnings per share:	$0.02	$0.04

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

4. Share-Based Compensation (Continued)

Restricted Stock Awards

        The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2007, the Company granted 625,000 restricted stock awards ("awards") to certain employees of the Company, with an effective grant date of January 1, 2007. These awards cliff vests after three years, provided that the employee remains continuously employed through the issuance date. For the year ended December 31, 2007 the Company recorded non-cash share-based compensation expense related to these grants of $1,006.

        The following table summarizes the Company's unvested restricted stock activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	—
Granted	625,000	6.65
Vested	—
Canceled	—

Unvested at December 31, 2007	625,000	$6.65

        At December 31, 2007, the total unrecognized fair value compensation cost related to the restricted stock shares granted to employees was $2,024, which is expected to be recognized over a remaining weighted-average period of 2.00 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations.

Restricted Stock Units

        On December 31, 2007, the Company granted restricted stock units to three non-employee directors of the Company who are unaffiliated with Oaktree or MTS ("unaffiliated directors") equal to 8,421 shares of common stock each. This number of shares represents the number of shares of our common stock having a value equal to $80,000, rounded down to the nearest whole share, and calculated using the average share price of our stock over the fifteen-day period preceding December 31, 2007. Subject to shareholder approval at our 2008 Annual Meeting to amend our 1999 Equity Plan to allow for stock awards to our non-employee directors, such restricted stock units will fully vest on December 31, 2008 based on the unaffiliated directors' continued service with us through that date. Also subject to shareholder approval at our 2008 Annual Meeting, the unaffiliated directors will each receive a restricted stock award on December 31, 2008 and each December 31 thereafter (the "Grant Date") of the number of shares of common stock having a value equal to $80,000, rounded down to the nearest whole share, and calculated using the average share price of our stock over the

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

4. Share-Based Compensation (Continued)

fifteen-day period preceding the Grant Date. Such restricted stock awards will fully vest one year after the Grant Date based on the continued service of the non-employee director through the vesting date.

Stock Bonus Award

        During 2006 and 2007, the Company granted stock bonus awards ("award") to certain employees of the Company. On the issuance date, the Company shall issue a number of shares of the Company's common stock ("shares"), equal to the bonus award divided by the fair market value of the shares at that time, provided that the employee remains continuously employed through the issuance date. For the years ended December 31, 2006 and 2007, the Company recorded non-cash share based compensation expense related to these grants of $500 and $541, respectively.

        At December 31, 2007, the total unrecognized fair value compensation cost related to the stock bonus awards granted to employees was $667, which is expected to be recognized over a remaining weighted-average period of 1.50 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations.

        Directors' Deferred Compensation Plan    Effective January 1, 2000, the Company established a Directors' Deferred Compensation Plan (the "Director Plan") for all non-employee directors. Each of the non-employee directors has elected to participate in the Director Plan and have their annual fee of $25 deferred into a stock account and converted quarterly into Phantom Shares. During 2007, the annual fee was increased to $35. Each director has the option of being paid cash or issued common stock for their Phantom Shares, which is paid or issued upon retirement, separation from the Board of Directors, or the occurrence of a change in control. This election is made once a year. On April 16, 2007, in connection with the purchase of the Company's common stock by Oaktree and MTS from KKR, the directors who are affiliated with Oaktree and MTS ("affiliated directors") elected not to participate in the Director Plan, and will instead received annual cash compensation equal to $35, which is paid quarterly to an investment fund, not to the affiliated directors, as specified by each affiliated director. Upon separation from the Board of Directors on April 16, 2007, directors affiliated with KKR were paid cash or issued common stock, based on their applicable election, equal to their respective stock accounts on that date. For the years ended December 31, 2005, 2006 and 2007 the Company recorded director fees of ($220), $143, and $387, respectively. For cash payment elections in the Director Plan, an increase (decrease) to other accrued liabilities is recorded for the difference between the current fair market value and the original issuance price of the Phantom Shares. For the issuance of common stock elections, an increase is made to additional APIC when director's fees are recorded. At December 31, 2006 and 2007, $398 and $456, respectively was included in other accrued liabilities relating to the Director Plan.

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

5. Marketable Securities

        Investments with original maturities greater than 90 days are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), and are classified accordingly by the Company at the time of purchase. In accordance with the provisions of SFAS 115, the Company's investments in marketable securities are classified as "available-for-sale." During 2007 the Company's investments in marketable securities consisted of investment grade auction rate securities and debt securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 1, 7, 28 or 35 days. Auction rate securities are reported at fair value. Due to the frequent nature of their reset feature, the auction rate securities' market prices approximate their fair value. Debt securities are carried at fair market value, and any unrealized gains or temporary unrealized losses, net of income tax effects, are reported as a component of other comprehensive income. The Company did not recognize any gains or losses associated with the sales of marketable securities during 2007. The Company does not have any marketable securities at December 31, 2007.

6. Goodwill and Intangible Assets

        Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2006	$150,069
Additions to goodwill during the period (see Note 3)	25,735

Balance at December 31, 2007	$175,804

        Intangible assets consisted of the following:

	December 31, 2006			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$51,063	$(22,909)	$28,154	$70,513	$(27,232)	$43,281
Other	7,175	(2,726)	4,449	9,129	(3,598)	5,531

Total amortizing intangible assets	$58,238	$(25,635)	$32,603	$79,642	$(30,830)	$48,812

Intangible assets not subject to amortization			$3,179			$44,409

Total other intangible assets, net			$35,782			$93,221

        The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate an impairment of these assets has possibly occurred. Goodwill is allocated to the Company's various reporting units which

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

6. Goodwill and Intangible Assets (Continued)

represent the Company's geographical regions. The Company compares the fair value of the reporting unit to its carrying amount to determine if there is potential impairment.

        The Company uses a weighted average useful life of 16 years to amortize customer contracts. Other intangible assets subject to amortization are estimated to have a weighted average useful life of three years. Amortization expense for intangible assets subject to amortization was $3,954, $4,933 and $5,195 for the years ended December 31, 2005, 2006 and 2007, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.

        Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2008	$7,158
2009	6,462
2010	6,393
2011	6,245
2012	6,007

7. Other Accrued Liabilities

        Other accrued liabilities consisted of the following:

	December 31,
	2006	2007
Accrued systems rental and maintenance costs	$2,596	$1,957
Accrued site rental fees	1,507	1,593
Accrued property and sales taxes payable	12,055	13,486
Accrued self-insurance expense	6,915	6,865
Other accrued expenses	9,258	9,611

Total	$32,331	$33,512

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

8. Long-Term Debt and Senior Subordinated Credit Facility

        Long-term debt consisted of the following:

	December 31,
	2006	2007
Term loan facility	$367,200	$366,600
Senior subordinated notes	153,541	303,541
Discount on senior subordinated notes of 8.5%	—	(12,556)
Equipment debt	8,684	13,211

Long-term debt, including current portion	529,425	670,796
Less current portion	2,858	3,627

Long-term debt	$526,567	$667,169

        Bank Credit Facilities    On November 2, 1999, the Company entered into a $616,000 Credit Agreement (the "Credit Agreement") consisting of a $131,000 Tranche A Term Loan Facility, a $150,000 Tranche B Term Facility, a $185,000 Tranche C Term Loan Facility, and a Revolving Loan Facility. On June 11, 2002, the Company entered into a second amendment to its Credit Agreement in order to complete a $286,000 refinancing of its Tranche B and C term loan facility. Under the terms of the amended term loan facility, the Company received proceeds of $286,000 from a new Tranche C term loan facility, and used the entire amount of the proceeds to retire $145,500 and $140,500 owed under Tranche B and C of its existing term loan facility, respectively. The new Tranche C borrowing rate was decreased to the London InterBank Offered Rate ("LIBOR") plus 2.375%. The borrowing rate under the previously applicable Tranche B borrowing rate had been LIBOR plus 2.750% and the previously applicable Tranche C borrowing rate had been LIBOR plus 3.000%.

        On December 29, 2004, the Company entered into a third amendment to its Credit Agreement which revised the Tranche C term loan facility ("Tranche C1") resulting in incremental borrowings of $154,000 and decreased the maximum amount of availability under the existing revolving loan facility from $150,000 to $70,000. The proceeds from the amendment were used to complete a cash tender offer to retire $256,459 of the $260,000 10 3/8% Senior Subordinated Notes due 2011, as discussed below. The Tranche C1 borrowing rate decreased to LIBOR plus 2.250%. On December 19, 2005 the Company entered into a fourth amendment to its Credit Agreement which revised the Company's maximum consolidated leverage ratio covenant to a level not to exceed 4.00 to 1.00 as of the last day of any fiscal quarter until the expiration of the agreement. Prior to the fourth amendment, the Company's maximum consolidated leverage ratio covenant was 3.75 to 1.00 as of the last day of any fiscal quarter beginning March 31, 2006 to the expiration of the agreement. The fourth amendment also requires the Company to maintain a maximum consolidated senior leverage ratio covenant at a level not to exceed 3.00 to 1.00 as of the last day of any fiscal quarter. The amendment increased the Tranche C1 LIBOR margin from an annual rate of 2.250% to 2.500%. In connection with the amendment, the Company incurred an amendment fee of $594.

        At December 31, 2006 and 2007, the Company did not have any borrowings outstanding under the revolving loan facility and had available borrowings under the revolving loan facility of $64,144. The Company's Credit Agreement, as amended, governs the Tranche C1 and the revolving loan facility with

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

8. Long-Term Debt and Senior Subordinated Credit Facility (Continued)

the same security provisions and the revised restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and restrictive payments. As of December 31, 2007, the Company was in compliance with all covenants under the Credit Agreement. Voluntary prepayments are permitted in whole or in part without premium or penalty. The Company has made voluntary prepayments on the Tranche C1 term loan facility. As noted in the maturities schedule, principal payments are required in 2010 and 2011 for the Tranche C1 term loan facility. Interest under Tranche C1 and the revolving loan facility is variable based on the Company's leverage ratio and changes in specified published rates and the bank's prime lending rate.

        The weighted average interest rate of Tranche C1 at December 31, 2006 and 2007 was 6.429% and 7.135%, respectively. There were no borrowings outstanding under the revolving loan facility at December 31, 2006 or 2007. The Company pays a commitment fee equal to 0.50% per annum on the undrawn portion available under the revolving loan facility. The Company also pays variable per annum fees in respect of outstanding letters of credit. At December 31, 2007 the Company had $5,856 of outstanding letters of credit. The Credit Agreement is collateralized by the Company's equity interests in its majority owned subsidiaries, partnerships and limited liability companies and its unencumbered assets, which include accounts receivable, inventory, equipment, and intellectual property.

        10 3/8% Senior Subordinated Notes    In December 2004 the Company completed a cash tender offer for any and all of its outstanding 10 3/8% Notes. The Company redeemed the 10 3/8% Notes at a redemption price equal to 113.856% of the principal amount, together with the accrued interest to the redemption date. The Company used the remaining proceeds from Tranche C1, proceeds from the sale of the original 7 1/4% Notes described below, and existing cash to settle the tender premium and consent payment. At December 31, 2007, the Company had $3,541 remaining of the original $260,000 10 3/8% Notes. As of December 31, 2007, the Company was in compliance with all covenants contained in our 10 3/8% Notes.

        7 1/4% Senior Subordinated Notes    On December 29, 2004, the Company issued $150,000 of its 7 1/4% Senior Subordinated Notes due 2012 (the "original 7 1/4% Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, and used the proceeds to repay a portion of its 10 3/8% Notes. On December 4, 2007, the Company issued an additional $150,000 of its 7 1/4% Senior Subordinated Notes due 2012 (the "new 7 1/4% Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The new 7 1/4% Notes were issued at a discount of 8.5%, which is being amortized to interest expense through the maturity date of the notes. The new 7 1/4% Notes have terms that are substantially identical to our original 7 1/4% Notes, but were issued under a new indenture and are therefore a separate series of notes. We used a portion of the net proceeds from the issuance of the new 7 1/4% Notes to repay and terminate the Acquisition Credit Facility (as described below). The remaining net proceeds will be used for general corporate purposes, which may include acquisitions. The original 7 1/4% Notes and the new 7 1/4% Notes are collectively referred to as the "7 1/4% Notes." The 7 1/4% Notes contain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and restrictive payments. The 7 1/4% Notes are unsecured senior subordinated obligations and are subordinated in right

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

8. Long-Term Debt and Senior Subordinated Credit Facility (Continued)

of payment to all existing and future senior debt, including bank debt, and all obligations of its subsidiaries. At December 31, 2007, the Company had an unamortized discount of $12,556 related to the new 7 1/4 Notes. As of December 31, 2007, the Company was in compliance with all covenants contained in the 7 1/4% Notes.

        Acquisition Credit Facility    On November 5, 2007, the Company completed an Acquisition Credit Agreement for a $50,000 six-month term loan facility, maturing May 5, 2008. The proceeds of the term loan facility were incurred to finance the NEHE Acquisition. The facility bore interest at 8.50% for the period the term loan facility was outstanding. The Acquisition Credit Facility was repaid and terminated on December 4, 2007, with the net proceeds from the issuance of the new 7 1/4% Notes.

        The maturities of long-term debt as of December 31, 2007 are as follows:

	Bank Credit Facilites
	Tranche C1	Subordinated Notes	Equipment Loans	Total
Year ending December 31:
2008	$—	$—	$3,627	$3,627
2009	—	—	3,223	3,223
2010	—	—	2,324	2,324
2011	366,600	3,541	1,232	371,373
2012	—	300,000	913	300,913
Thereafter	—	—	1,892	1,892

	$366,600	$303,541	$13,211	$683,352

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

9. Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2005	2006	2007
Numerator:
Net income	$21,829	$18,632	$16,232

Denominator:
Weighted-average shares—basic	49,378	49,780	50,563
Effect of dilutive securities:
Employee stock options	884	555	1,019

Weighted-average shares—diluted	50,262	50,335	51,582

Earnings per common share:
Basic	$0.44	$0.37	$0.32

Diluted	$0.43	$0.37	$0.31

Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	1,279	801	536
Average exercise price per share that exceeds average market price of common stock	$11.60	$11.28	$11.79

10. Derivatives

        In 2004, the Company entered into interest rate swap agreements, with notional amounts of $56,813, $46,813 and $48,438 to manage the future cash interest payments associated with a portion of the Company's variable rate bank debt. These agreements were three years in length. Two of these agreements matured in the second quarter of 2007 and the last agreement matured in the fourth quarter of 2007. As of December 31, 2006 the fair value of the Company's interest rate swap agreements was $1,726. Under these arrangements, the Company received three-month London Interbank Offered Rate ("LIBOR") and paid a fixed rate of 3.15%, 3.89% and 3.69%, respectively. The net effect was to record interest expense at fixed rates of 5.65%, 6.39% and 6.19%, respectively, as the debt incurred interest based on three-month LIBOR plus 2.50%. For the years ended December 31, 2005, 2006, and 2007, the Company received net settlement amounts of $756, $2,148, and $1,243, respectively. Changes in the fair value of the swap agreements are recorded in interest expense each period, as these transactions do not qualify for hedge accounting treatment. For the years ended December 31, 2005, 2006 and 2007, the Company recognized a reduction of interest expense of $3,288, interest expense of $1,097, and interest expense of $1,726 based on the change in fair value of these instruments, respectively.

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

10. Derivatives (Continued)

        In the first quarter of 2005, the Company entered into multiple interest rate collar agreements for its variable rate bank debt. The total underlying notional amount of the debt was $178,000. Under these arrangements the Company has purchased a cap on the interest rate of 4.00% and has sold a floor of 2.25%. The Company paid a net purchase price of $1,462 for these collars. These agreements are two and three years in length and mature at various dates between January 2007 and January 2008. As of December 31, 2006 and 2007, the fair value of the Company's interest rate collar agreements was $2,258 and $340. For the year ended December 31, 2005, the Company did not record any net settlement amount. For the years ended December 31, 2006 and 2007, the Company received a net settlement amount of $1,271 and $2,049, respectively. The Company has designated these collars as cash flow hedges of variable future cash flows associated with its long-term debt. For the years ended December 31, 2005, 2006 and 2007, the Company included $1,515, ($159), and ($1,151) net of tax, respectively, in other comprehensive income (loss) based on the change in fair value of these instruments. The Company will record subsequent changes in the fair value of the collars through comprehensive (loss) income during the period these instruments are designated as hedges.

11. Commitments and Contingencies

        The Company has maintenance contracts with its equipment vendors for substantially all of its diagnostic imaging equipment. The contracts are between one and five years from inception and extend through the year 2012, but may be canceled by the Company under certain circumstances. The Company's total contract payments for the years ended December 31, 2005, 2006 and 2007 were $35,972, $41,369 and $40,914, respectively. At December 31, 2007, the Company had binding equipment purchase commitments totaling $29,992.

        The Company leases office and warehouse space and certain equipment under non-cancelable operating leases. The office and warehouse leases generally call for minimum monthly payments plus maintenance and inflationary increases. The future minimum payments under such leases are as follows:

Year ending December 31:
2008	$5,176
2009	4,120
2010	2,895
2011	2,201
2012	2,038
Thereafter	5,018

$21,448

        The Company's total rental expense, which includes short-term equipment rentals, for the years ended December 31, 2005, 2006 and 2007 was $9,518, $9,744 and $8,166 respectively.

        The Company has applied the disclosure provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies,"

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

11. Commitments and Contingencies (Continued)

by requiring a guarantor to disclose certain type of guarantees, even if the likelihood of requiring the guarantor's performance is remote. The following is a description of arrangements in which the Company is the guarantor or indemnifies a party.

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

        It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At December 31, 2007 the Company has determined that no liability is necessary related to these guarantees and indemnities.

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

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

11. Commitments and Contingencies (Continued)

        The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

12. 401(k) Savings Plan

        The Company established a 401(k) Savings Plan (the "Plan") in January 1990. Effective August 1, 1998, the Plan was amended and restated in its entirety. Currently, all employees who are over 21 years of age are eligible to participate after attaining three months of service. Employees may contribute between 1% and 25% of their annual compensation. The Company matches 50 cents for every dollar of employee contributions up to 5% of their annual compensation, subject to the limitations imposed by the Internal Revenue Code. Employees vest in employer contributions 25% per year, over 4 years. The Company may also make discretionary contributions depending on profitability. No discretionary contributions were made in 2005, 2006 or 2007. The Company incurred and charged to expense $1,421, $1,482 and $1,519 during 2005, 2006 and 2007, respectively, related to the Plan.

13. Income Taxes

        The provision for income taxes shown in the consolidated statements of operations consists of the following:

	Year Ended December 31,
	2005	2006	2007
Current:
Federal	$649	$1,055	$947
State	9	680	2,242

Total current	658	1,735	3,189
Deferred:
Federal	11,387	9,362	8,318
State	2,713	935	137

Total deferred	14,100	10,297	8,455

Total provision for income taxes	$14,758	$12,032	$11,644

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

13. Income Taxes (Continued)

        Significant components of the Company's net deferred tax assets (liabilities) at December 31 are as follows:

	2006	2007
Basis differences in equipment	$(80,714)	$(75,811)
Basis differences in intangible assets	(11,815)	(24,663)
Net operating losses	24,910	4,708
Accounts receivable	2,537	3,347
State income taxes	4,376	5,397
Accruals not currently deductible for income tax purposes	8,321	10,451
Basis differences associated with acquired investments	(6,372)	(3,108)
Other	63	3,708

Total deferred taxes	(58,694)	(75,971)
Valuation allowance	—	—

Net deferred taxes	$(58,694)	$(75,971)

Current deferred tax asset	$20,199	$16,091
Noncurrent deferred tax liability	(78,893)	(92,062)

Net deferred taxes	$(58,694)	$(75,971)

        A reconciliation of the expected total provision for income taxes, computed using the federal statutory rate on income is as follows:

	Year Ended December 31,
	2005	2006	2007
U.S. Federal tax expense at statutory rates	$12,237	$9,578	$7,713
State income taxes, net of federal benefit	1,909	1,050	1,546
Minority interest expense	(601)	(726)	(604)
Earnings from unconsolidated investees	1,170	1,880	2,648
Other	43	250	341

Provision for income taxes	$14,758	$12,032	$11,644

        As of December 31, 2007, the Company had net operating loss ("NOL") carryforwards of approximately $12,593 and $4,163 for federal and state income tax purposes, respectively. These loss carryforwards will expire at various dates from 2008 through 2024. As of December 31, 2007, the Company also had alternative minimum tax credit carryforwards of $3,683 with no expiration date.

        The deferred tax liability created in connection with the 2007 acquisition of NEHE was approximately $10,947 and was primarily comprised of non deductible intangible assets.

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

13. Income Taxes (Continued)

        The Company maintained a valuation allowance in prior years to reduce certain deferred tax assets to amounts that were, in management's estimation, more likely than not to be realized. In 2005, the Company had an allowance of $18,113 primarily related to the deferred tax assets established for federal NOL carryforwards from the acquisition of Mobil Technology, Inc. ("MTI") in 1998 which were subject to limitation by tax law, as well as for certain state net operating loss carryforwards.

        In 2006, the deferred tax asset related to the MTI NOL carryforwards was reduced to reflect an amount the Company believed it would realize in future periods. A corresponding reduction to the valuation allowance was reflected in the components of the Company's net deferred tax assets and liabilities at December 31, 2006. As a result, in 2006 the Company reversed to goodwill $3,346 of the valuation allowance related to MTI's NOL carryforwards and removed $14,767 of NOL carryforwards and related valuation allowance.

        Effective January 1, 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The impact of the Company's reassessment of its tax positions in accordance with FIN 48 did not have a material effect on the results of operations, financial condition or liquidity.

        As of December 31, 2007, the Company has provided a liability of $1,848 for unrecognized tax benefits related to various federal and state income tax matters. The tax effected amount would reduce the Company's effective income tax rate if recognized.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1,495
Additions based on tax positions related to the current year	359
Additions for tax positions of prior years	323
Reductions as a result of tax positions taken during the prior period	(329)
Reductions as a result of lapse of statute of limitations	—
Settlements	—

Balance at December 31, 2007	$1,848

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2007, the Company had approximately $231 in accrued interest and penalties which is included as a component of the $1,848 unrecognized tax benefit noted above.

        The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

13. Income Taxes (Continued)

Revenue Service for the years ending December 31, 2004 through 2006. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2003 through 2006. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

14. Related-Party Transactions

        The Company recorded management fees payable to Kohlberg Kravis Roberts & Co ("KKR") of $650 in 2005 and 2006, for financial advisory services received from KKR. The Company recorded management fees of $193 through the period ended April 16, 2007. As of April 16, 2007, KKR was no longer an affiliate of the Company and no longer provides financial advisory services.

        On April 16, 2007, funds managed by Oaktree Capital Management, LLC ("Oaktree") and MTS Health Investors, LLC ("MTS") purchased approximately 24,501,505 shares of the Company's common stock from a fund managed by an affiliate of KKR. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.

        Revenue from management agreements with unconsolidated equity investees was $11,873, $16,424 and $16,739 during 2005, 2006 and 2007, respectively.

15. Investments in Unconsolidated Investees (Unaudited)

        The Company has direct ownership in six unconsolidated investees at December 31, 2007. The Company owns between 33.3 percent and 50 percent of these investees, and provides management services under agreements with five of these investees, expiring at various dates through 2023. As discussed in Note 3, in late December 2005 the Company purchased an additional equity interest in AO, a joint venture formed in 2004, which was an unconsolidated investee prior to purchase of the additional equity interest. The Company's earnings in unconsolidated investees for the year ended December 31, 2005 includes the Company's percentage of AO's earnings. At December 31, 2007 the Company also has ownership in an unconsolidated investee of AO. AO owns 50% of this investee and provides management services under an agreement which expires in 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

15. Investments in Unconsolidated Investees (Unaudited) (Continued)

        Set forth below is certain unaudited financial data for Alliance-HNI, LLC and Subsidiaries, one of the Company's unconsolidated investees (amounts in thousands):

	December 31,
	2006	2007
Balance Sheet Data:
Current assets	$6,210	$6,955
Noncurrent assets	17,548	14,720
Current liabilities	5,612	4,693
Noncurrent liabilities	6,685	4,627

	Years Ended December 31,
	2005	2006	2007
Operating Results:
Revenues	$24,717	$27,764	$28,249
Expenses	18,356	18,840	18,847
Net income.	6,361	8,924	9,402
Equity in earnings of unconsolidated investees	3,181	4,462	4,701

        Set forth below is certain unaudited financial data for the aggregate of the Company's unconsolidated investees (amounts in thousands):

	December 31,
	2006	2007
Combined Balance Sheet Data:
Current assets	$10,033	$10,904
Noncurrent assets	26,182	23,147
Current liabilities	7,741	7,760
Noncurrent liabilities	11,822	9,624

	Years Ended December 31,
	2005	2006	2007
Combined Operating Results:
Revenues	$34,709	$40,519	$36,302
Expenses	25,332	30,754	26,717
Net income	9,377	9,765	9,585
Equity in earnings of unconsolidated investees	3,343	5,371	7,567

16. Quarterly Financial Data (Unaudited)

        The following table sets forth selected unaudited quarterly information for the Company's last eight fiscal quarters. This information has been prepared on the same basis as the Consolidated Financial Statements and all necessary adjustments (which consisted only of normal recurring

ALLIANCE IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(dollars in thousands, excepts per share amounts)

16. Quarterly Financial Data (Unaudited) (Continued)

adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the Consolidated Financial Statements and related notes included elsewhere herein.

	Quarter Ended
	Mar. 31, 2006	Jun. 30, 2006	Sep. 30, 2006	Dec. 31, 2006
Revenues	$115,343	$115,305	$113,468	$111,659
Cost of revenues, excluding depreciation and amortization	59,867	62,593	60,163	61,631
Income before income taxes, minority interest expense and earnings from unconsolidated investees	8,484	7,140	6,724	5,019
Net income	5,333	5,066	4,304	3,929
Earnings per common share:
Basic	$0.11	$0.10	$0.09	$0.08
Diluted	$0.11	$0.10	$0.09	$0.08

	Quarter Ended
	Mar. 31, 2007	Jun. 30, 2007	Sep. 30, 2007	Dec. 31, 2007
Revenues	$109,406	$111,756	$110,162	$113,595
Cost of revenues, excluding depreciation and amortization	56,177	58,152	58,829	62,313
Income before income taxes, minority interest expense and earnings from unconsolidated investees	6,660	6,738	6,062	2,576
Net income	5,671	4,778	3,947	1,836
Earnings per common share:
Basic	$0.11	$0.09	$0.08	$0.04
Diluted	$0.11	$0.09	$0.08	$0.04

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

17. Subsequent Events

        In the first quarter of 2008, the Company entered into two interest rate swap agreements, with a total notional amount of $185,438, to hedge the future cash interest payments associated with a portion of the Company's variable rate bank debt. These agreements are three years in length and mature in 2011. Under these arrangements, the Company receives three-month LIBOR and pays a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at fixed rates of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%. The Company has designated these swaps as cash flow hedges of variable future cash flows associated with its long-term debt. The Company will record changes in the fair value of the swaps through comprehensive (loss) income during the period these instruments are designated as hedges.

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

Management's Report on Internal Control Over Financial Reporting

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

  (2)
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of managements and directors of the Company; and

  (3)
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

        Management has used the framework set forth in the report entitled "Internal Control—Integrated Framework" published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2007. Our internal control over financial reporting as of December 31, 2007, has been audited by Deloitte & Touche, LLP, an independent registered accounting firm, as stated in their report which is included herein.

                Paul S. Viviano, Chairman of the Board and Chief Executive Officer
                Howard K. Aihara, Executive Vice President, Chief Financial Officer

                March 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alliance Imaging, Inc.
Anaheim, California

        We have audited the internal control over financial reporting of Alliance Imaging and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 11, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 11, 2008

Item 9B.    Other Information

        None

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        The information required by Item 10 of Form 10-K, other than that relating to identification of our executive officers, will be included in our 2008 definitive proxy statement and is incorporated herein by reference. The information required by Item 10 of Form 10-K relating to identification of our executive officers is incorporated by reference from Item 1 of this Form 10-K.

Item 11.    Executive Compensation.

        The information required by Item 11 of Form 10-K will be included in our 2008 definitive proxy statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 of Form 10-K with respect to security ownership of certain beneficial owners and management will be included in our 2008 definitive proxy statement and is incorporated herein by reference.

        The information required by Item 12 of Form 10-K with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from Item 5 of Part II of this Form 10-K.

Item 13.    Certain Relationships and Related Transactions.

        The information required by Item 13 of Form 10-K will be included in our 2008 definitive proxy statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        The information required by Item 14 of Form 10-K will be included in our 2008 definitive proxy statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this Form 10-K:

1.
Financial Statements:

    A listing of the Consolidated Financial Statements of Alliance Imaging, Inc., related notes and Report of Independent Registered Public Accounting Firm is set forth in Item 8 of this report on Form 10-K.

  2.
  Financial Statement Schedules:

    The following Financial Statement Schedule for the years ended December 31, 2007, 2006 and 2005 is set forth on page 107 of this report on Form 10-K:

      Schedule II—Valuation and Qualifying Accounts

    All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes for the year ended December 31, 2007.

  3.
  Index to Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Alliance.(3)
3.2	Amended and Restated By-laws of Alliance.(3)
3.3	Amendment to Amended and Restated By-laws of Alliance.(19)
4.1	Credit Agreement dated as of November 2, 1999, as amended.(1)
4.2	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(3)
4.3	Second Amendment dated as of June 10, 2002 to Credit Agreement.(4)
4.4
Indenture dated as of December 29, 2004 by and between the Registrant and the Bank of New York with respect to $150 million aggregate principal amount of 7 1/4% Senior Subordinated Notes due 2012 and 7 1/4% Series B Senior Subordinated Notes due 2012.(6)
4.5	Third Amendment dated as of December 29, 2004 to Credit Agreement.(6)
4.6	Fourth Amendment dated as of December 19, 2005 to Credit Agreement.(8)
4.7	Fifth Amendment dated as of April 16, 2007 to Credit Agreement.(16)
4.8	Indenture, including the form of Note, dated as of December 4, 2007, between Alliance Imaging, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee.(18)
10.1	The 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(19)
10.2	Two forms of option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(1)
10.3	Alliance Directors' Deferred Compensation Plan, as amended and restated.(19)
10.4	Employment Agreement dated as of January 1, 2003 between Alliance and Paul S. Viviano.(5)

10.5	Agreement Not to Compete dated as of January 1, 2003 between Alliance and Paul S. Viviano.(5)
10.6	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(5)
10.7	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(5)
10.8	Form of Stockholder's Agreement.(1)
10.9	Registration Rights Agreement dated as of November 2, 1999.(1)
10.10	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(1)
10.11	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(1)
10.12	Form of Indemnification Agreement.(2)
10.13	Amended and Restated Employment Agreement dated as of May 9, 2005 between Alliance and Paul S. Viviano.(7)
10.14	Agreement Not to Compete dated as of May 9, 2005 between Alliance and Paul S. Viviano.(7)
10.15	Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara.(9)
10.16	Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara.(9)
10.17	2006 Executive Incentive Plan†(10)
10.18	Summary of compensation award to Nicholas A. Poan(11)
10.19	Forms of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and Restated(14)
10.20	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Directors)(19)
10.21	Form of Stock Bonus Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and Restated(14)
10.22	Summary of compensation award to Michael F. Frisch(12)
10.23	Summary of compensation award to Eli Glovinsky(14)
10.24	Schedule of Executive Officer Compensation(20)
10.25	Schedule of Non-Employee Director Compensation(20)
10.26
Underwriting Agreement, dated November 20, 2006, by and among Alliance Imaging, Inc., the selling stockholder named therein and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein(13)

10.27	Governance and Standstill Agreement, dated as of March 16, 2007, among Alliance Imaging, Inc., OCM Principal Opportunities Fund IV, LP., and MTS Health Investors II, L.P.(15)
10.28	Form of Executive Severance Agreement(15)
10.29	Assignment, dated as of April 16, 2007, to Registration Rights Agreement, dated as of November 2, 1999.(16)
10.30	Amendment No. 2 to Management Agreement, dated as of April 16, 2007, between Alliance and Kohlberg, Kravis Roberts & Co., LLP.(16)
10.31	Amendment of Employment Agreement, dated as of April 16, 2007, between Paul S. Viviano and Alliance Imaging, Inc.(16)
10.32	Amendment of Employment Agreement, dated as of April 16, 2007, between Howard K. Aihara and Alliance Imaging, Inc.(16)
10.33	Underwriting Agreement, dated May 10, 2007, by and among Alliance Imaging, Inc., the selling stockholder named therein and Citigroup Global Markets Inc., the underwriter named therein.(17)
10.34	Registration Rights Agreement, dated as of December 4, 2007, by and between Alliance Imaging, Inc. and Deutsche Bank Securities Inc. and Piper Jaffray & Co.(18)
10.35	New form of option agreement under the 1999 Equity Plan for Employees of Alliance and subsidiaries, as amended and restated.(20)
21.1	List of subsidiaries.(15)
23.1	Consent of Independent Registered Public Accounting Firm.(20)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(20)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(20)

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

(8)
Incorporated by reference to exhibits filed in response to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated December 19, 2005 (File No. 001-16609).

(9)
Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(1), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-16609).

(10)
Incorporated by reference to exhibits filed in response to Item 6, "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 001-16609).

(11)
Incorporated by reference to Item 1.01, of the Company's Current Report on Form 8-K, dated October 16, 2006 (File No. 001-16609).

(12)
Incorporated by reference to Item 5.02(c) of the Company's Current Report on Form 8-K, dated November 13, 2006 (File No. 001-16609)

(13)
Incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K, dated November 20, 2006 (File No. 001-16609)

(14)
Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-16609).

(15)
Incorporated by reference to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated March 16, 2007 (File No. 001-16609)

(16)
Incorporated by reference to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated April 16, 2007 (File No. 001-16609)

(17)
Incorporated by reference to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated May 10, 2007 (File No. 001-16609)

(18)
Incorporated by reference to exhibits filed in response to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated December 4, 2007 (File No. 001-16609)

(19)
Incorporated by reference to exhibits filed in response to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated December 14, 2007 (File No. 001-16609)

(20)
Filed herewith

†
Portions of this Exhibit have been redacted due to a request for confidential treatment.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE IMAGING, INC.
March 12, 2008	By:	/s/ PAUL S. VIVIANO Paul S. Viviano, Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2008.

Signature	Title

/s/ PAUL S. VIVIANO Paul S. Viviano	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ HOWARD K. AIHARA Howard K. Aihara	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ NICHOLAS A. POAN Nicholas A. Poan	Senior Vice President, Corporate Finance and Chief Accounting Officer (Principal Accounting Officer)
/s/ NEIL F. DIMICK Neil F. Dimick	Director
/s/ MICHAEL P. HARMON Michael P. Harmon	Director
/s/ ANTHONY B. HELFET Anthony B. Helfet	Director
/s/ STEPHEN A. KAPLAN Stephen A. Kaplan	Director
/s/ CUTIS S. LANE Curtis S. Lane	Director
/s/ EDWARD L. SAMEK Edward L. Samek	Director

ALLIANCE IMAGING, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions (Bad Debt Write-offs, net of Recoveries)	Balance at End of Period
Year ended December 31, 2007
Allowance for Doubtful Accounts	$6,629	$4,013	$(2,167)	$8,475

Year ended December 31, 2006
Allowance for Doubtful Accounts	$5,858	$3,901	$(3,130)	$6,629

Year ended December 31, 2005
Allowance for Doubtful Accounts	$7,376	$2,638	$(4,156)	$5,858

QuickLinks

PART I
  Item 1. Business.
  Item 1A. Risk Factors.
Risks Related to Government Regulation of Our Business
  Item 1B. Unresolved Staff Comments.
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
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
ALLIANCE IMAGING, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ALLIANCE IMAGING, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
ALLIANCE IMAGING, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in thousands, except per share amounts)
ALLIANCE IMAGING, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
ALLIANCE IMAGING, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (dollars in thousands)
ALLIANCE IMAGING, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 (dollars in thousands, excepts per share amounts)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
Management's Report on Internal Control Over Financial Reporting
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
ALLIANCE IMAGING, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands)