Form 10-Q
period 2008-03-31
ALLIANCE IMAGING INC /DE/
filed 2008-05-09
CIK 817135

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2008:

Common Stock, $.01 par value, 51,032,021 shares

ALLIANCE IMAGING, INC.

FORM 10-Q

March 31, 2008

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	December 31, 2007	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$120,892	$107,199
Accounts receivable, net of allowance for doubtful accounts	58,439	61,231
Deferred income taxes	16,091	16,091
Prepaid expenses and other current assets	5,637	3,732
Other receivables	7,304	6,069

Total current assets	208,363	194,322
Equipment, at cost	777,212	801,290
Less accumulated depreciation	(434,364)	(448,579)

Equipment, net	342,848	352,711
Goodwill	175,804	175,620
Other intangible assets, net	93,221	93,049
Deferred financing costs, net	8,460	8,538
Other assets	21,111	19,384

Total assets	$849,807	$843,624

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$20,622	$12,506
Accrued compensation and related expenses	17,976	18,697
Accrued interest payable	4,912	9,540
Other accrued liabilities	33,512	37,644
Current portion of long-term debt	3,627	3,599

Total current liabilities	80,649	81,986
Long-term debt, net of current portion	376,184	361,916
Senior subordinated notes	290,985	291,446
Minority interests and other liabilities	6,271	9,207
Deferred income taxes	92,062	92,120

Total liabilities	846,151	836,675
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock	509	509
Treasury stock	(61)	(61)
Additional paid-in (deficit) capital	(1,470)	149
Accumulated comprehensive income (loss)	205	(1,533)
Retained earnings	4,473	7,885

Total stockholders' equity	3,656	6,949

Total liabilities and stockholders' equity	$849,807	$843,624

See accompanying notes.

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share amounts)

	Quarter Ended March 31,
	2007	2008
Revenues	$109,406	$119,121
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	56,177	62,782
Selling, general and administrative expenses	14,728	15,709
Severance and related costs	76	147
Depreciation expense	20,801	21,413
Amortization expense	1,210	1,857
Interest expense, net of interest income	10,074	11,816
Other (income) and expense, net	(320)	(62)

Total costs and expenses	102,746	113,662

Income before income taxes, minority interest expense and earnings from unconsolidated investees	6,660	5,459
Income tax expense	3,952	2,677
Minority interest expense	521	594
Earnings from unconsolidated investees	(3,484)	(1,224)

Net income	$5,671	$3,412

Comprehensive income, net of taxes:
Net income	$5,671	$3,412
Unrealized loss on hedging transactions, net of taxes	(269)	(1,738)

Comprehensive income	$5,402	$1,674

Earnings per common share:
Basic	$0.11	$0.07

Diluted	$0.11	$0.07

Weighted average number of shares of common stock and common stock equivalents:
Basic	49,955	50,312
Diluted	51,088	51,986

See accompanying notes.

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Quarter Ended March 31,
	2007	2008
Operating activities:
Net income	$5,671	$3,412
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	832	1,509
Share-based payment	898	1,526
Depreciation and amortization	22,011	23,270
Amortization of deferred financing costs	397	569
Accretion of discount on senior subordinated notes	—	461
Adjustment of derivatives to fair value	672	—
Distributions (less than) greater than equity in undistributed income of investees	(421)	76
Deferred income taxes	2,844	1,235
Excess tax benefit from share-based payment arrangements	(254)	(20)
Gain on sale of assets	(320)	(62)
Changes in operating assets and liabilities:
Accounts receivable	(3,307)	(4,301)
Prepaid expenses and other current assets	464	1,905
Other receivables	(1,831)	1,235
Other assets	(1,128)	380
Accounts payable	(4,228)	(8,394)
Accrued compensation and related expenses	(1,260)	721
Accrued interest payable	2,657	4,628
Income taxes payable	(637)	—
Other accrued liabilities	333	(209)
Minority interests and other liabilities	1,299	381

Net cash provided by operating activities	24,692	28,322

Investing activities:
Equipment purchases	(24,764)	(16,975)
Decrease in deposits on equipment	13,455	1,209
Acquisitions, net of cash received	—	(10,799)
Proceeds from sale of assets	1,392	1,045

Net cash used in investing activities	(9,917)	(25,520)

Financing activities:
Principal payments on equipment debt	(855)	(941)
Proceeds from equipment debt	138	—
Principal payments on term loan facility	(600)	(15,000)
Principal payments on revolving loan facility	(7,000)	—
Proceeds from revolving loan facility	7,000	—
Payments of debt issuance costs	(127)	(647)
Proceeds from exercise of employee stock options	556	73
Excess tax benefit from share-based payment arrangements	254	20

Net cash used in financing activities	(634)	(16,495)

Net increase (decrease) in cash and cash equivalents	14,141	(13,693)
Cash and cash equivalents, beginning of period	16,440	120,892

Cash and cash equivalents, end of period	$30,581	$107,199

Supplemental disclosure of cash flow information:
Interest paid	$6,587	$7,157
Income taxes paid, net of refunds	937	1,075
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$938	$27
Capital lease obligations assumed for the purchase of equipment debt	—	1,645
Comprehensive loss from hedging transactions, net of taxes	(269)	(1,738)
Deposits on equipment in accounts payable	3,877	278

See accompanying notes.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008
(Unaudited)
(Dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates

        Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2007.

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

2. Transactions

        Effective October 1, 2007, the Company purchased the assets of Diagnostic Radiology Systems, Inc., a mobile provider of MRI and PET/CT, with operations in a certificate of need state. The purchase price consisted of $8,620 in cash and transaction costs. The acquisition was financed using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $2,148 and acquired intangible assets of $2,240, of which $1,520 was assigned to customer contracts, which is amortized over eight years, $510 was assigned to the non-compete agreement, which is amortized over one year, and $210 was assigned to certificates of needs, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The preliminary values above are subject to adjustment for up to one year after the close of the transaction as additional information is obtained, and those adjustments could be significant. The year ended December 31, 2007 included three months of operations from this acquisition. During the quarter ended March 31, 2008, the Company increased goodwill by $7 as a result of changes in the original valuation of assets and liabilities acquired. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        Effective November 2, 2007, Alliance Oncology ("AO") purchased the assets of eight radiation therapy centers in Alabama, Arkansas, Mississippi, and Missouri from Bethesda Resources, Inc., a wholly-owned subsidiary of Sonix, Inc. Many of these centers are sole community providers and are located on or near hospital campuses. Several of these radiation therapy centers operate under certificates of need. The purchase price consisted of $36,500 in cash and $800 in assumed liabilities and transaction costs. The acquisition was financed using internally generated funds and capital leases. As a result of this acquisition, the Company recorded goodwill of $4,246 and acquired intangible assets of $31,230, of which $2,230 was assigned to the physician network, which is amortized over seven years and $29,000 was assigned to certificates of needs, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The preliminary values above are subject to adjustment for up to one year after the close of the transaction as additional information is obtained, and those adjustments could be significant. During the quarter ended March 31, 2008, the company decreased goodwill by $81 as a result of changes in the original valuation of assets and liabilities acquired. The year ended December 31, 2007 included approximately two months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        Effective November 5, 2007, the Company purchased all of the outstanding shares of the New England Health Enterprises Business Trust and all of the outstanding membership interests of New England Imaging Management, LLC, a fixed-site provider of MRI and CT, collectively referred to as New England Health Enterprises, or NEHE. NEHE operates seven fixed-site imaging centers and one mobile MRI system in Maine and Massachusetts. The total purchase price was $46,905, which consisted of $44,635 in cash, $2,270 in cash which is being held in an escrow account, and $4,592 in assumed liabilities and transaction costs. The acquisition was financed using internally generated funds, borrowings under an Acquisition Credit Facility and capital leases. The Company recorded total goodwill of $19,341, which includes $10,947 of goodwill related to deferred tax liabilities recorded for basis differences in intangible assets as a result of the acquisition. None of the goodwill recorded is deductible for tax purposes. The Company acquired intangible assets of $29,000, of which $15,700 was assigned to the physician network, which is amortized over 15 years, $3,800 was assigned to the non-compete agreement, which is amortized over five years, and $9,500 was assigned to certificates of need held by NEHE, which have indefinite useful lives and are not subject to amortization. These assets were recorded at fair value at the acquisition date. The acquisition also included $2,270 for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification and contingent consideration based on certain performance target requirements, which will be resolved over the next one to three years. When the contingencies are resolved and consideration is distributable from the escrow account, the Company will record the fair value of the consideration as additional purchase price to goodwill. The preliminary values above are subject to adjustment for up to one year after the close of the transaction as additional information is obtained, and those adjustments could be significant. During the quarter ended March 31, 2008, the Company decreased goodwill by $110 as a result of changes in the original valuation of assets and liabilities acquired. The year ended December 31, 2007 included approximately two months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        In the first quarter of 2008, the Company purchased six CyberKnife® robotic radiosurgery systems from Accuray, Inc. The radiosurgery systems are currently providing radiosurgery services at hospitals located in California, Maryland, New Jersey and Tennessee. The total purchase price was $11,937 in cash, of which $1,098 will be paid during the second quarter of 2008 and $672 in transaction costs. The acquisition was financed using proceeds from the Company's issuance of additional 7.25% senior subordinated notes in December 2007. As a result of this acquisition, the Company recorded acquired intangible assets of $1,675, which was assigned to customer contracts and will be amortized over seven years. The intangible assets were recorded at fair value at the acquisition date. All recorded intangible assets are capitalized for tax purposes and amortized over 15 years. The preliminary values above are subject to adjustment for up to one year after the close of the transaction as additional information is obtained, and those adjustments could be significant. The quarter ended March 31, 2008 included an immaterial amount from operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

3. Share-Based Compensation

        The Company adopted Statement of Financial Accounting Standards No. 123(R) (Revised December 2004), "Share-Based Payment" ("SFAS 123(R)"), in the fiscal year beginning January 1, 2006, using the modified prospective application transition method. Under SFAS 123(R), the Company records in its consolidated statements of operations (i) compensation costs for options granted, modified, repurchased or cancelled on or after January 1, 2006 under the provisions of SFAS 123(R) and (ii) compensation costs for the unvested portion of options granted prior to January 1, 2006 over their remaining vesting periods using the amounts previously measured under SFAS 123 for pro forma disclosure purposes.

        In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 123R-3, "Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards" ("FSP FAS 123R-3"). The Company has elected to follow the alternative transition method as described in FSP FAS 123R-3 for computing its additional paid-in capital pool. In addition, the Company treats the tax deductions from stock options as being realized when they reduce taxes payable in accordance with the principles and timing under the relevant tax law.

Stock Option Plans and Awards

        In November 1999, the Company adopted an employee stock option plan (the "1999 Equity Plan") pursuant to which options and awards with respect to a total of 6,325,000 shares of the Company's common stock became available for grant. On May 30, 2007, the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 8,025,000 shares. As of March 31, 2008, a total of 1,249,748 shares are available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to fair value of the Company's common stock at the date of grant, except as noted below. All options have 10-year terms. Options granted after January 1, 2008 are time options which vest 25% each year, over four years. For options granted prior to January 1, 2008, initial stock option grants were comprised 50% of "time options" and 50% of "performance options." The time options have a five-year vesting schedule, vesting 20% per year. The performance options cliff vest after eight years, however, in the event certain operating performance targets are met, up to 20% of the performance options may vest each year, accelerating the vesting period up to five years. Subsequent stock options granted under the 1999 Equity Plan to employees are always time options which vest 5% in the first year, 20% in the second year and 25% in years three through five.

        In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company's common stock, of which 35,000 options were outstanding at March 31, 2008. The exercise prices of these options and the fair value of the Company's common stock on the grant date were $5.60 and $9.52 per share, respectively.

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

        The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Quarter Ended March 31,
	2007	2008
Risk free interest rate	4.74%	3.44%
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	60.4%	53.2%
Average expected life (in years)	6.61	6.25

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

        The following table summarizes the Company's stock option activity:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	3,805,920	$6.36
Granted	448,000	9.26
Exercised	(14,770)	4.92
Canceled	(20,450)	7.68

Outstanding at March 31, 2008	4,218,700	$6.67	7.01	$9,990

Vested and expected to vest in the future at March 31, 2008	4,056,975	$6.64	6.94	$9,731
Exercisable at March 31, 2008	2,040,070	$6.02	5.49	$6,133

        The weighted average grant-date fair value of options granted during the quarters ended March 31, 2007 and 2008 was $4.57 per share and $5.07 per share, respectively. The total intrinsic value of options exercised during the quarters ended March 31, 2007 and 2008 was $668 and $78, respectively. The total cash received from employees as a result of stock option exercises was $556 and $73 for the quarters ended March 31, 2007 and 2008, respectively.

        The following table summarizes the Company's unvested stock option activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	2,182,855	$3.88
Granted	448,000	5.07
Vested	(436,975)	3.59
Canceled	(15,250)	4.16

Unvested at March 31, 2008	2,178,630	$4.18

        At March 31, 2008, the total unrecognized fair value compensation cost related to unvested stock options granted to both employees and non-employees was $5,732, which is expected to be recognized over a remaining weighted-average period of 3.10 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations. The total fair value of shares vested during the quarters ended March 31, 2007 and 2008 was $1,941, and $1,570, respectively.

  Restricted Stock Awards

        The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2007 and the first quarter of 2008, the Company granted 625,000 and 90,000 restricted stock awards ("awards"), respectively, to certain employees of the Company. These awards cliff vest after three years, provided that the employee remains continuously employed through the issuance date. For the quarters ended March 31, 2007 and 2008, the Company recorded non-cash share-based compensation expense related to these grants of $246 and $461, respectively.

        The weighted average grant-date fair value of restricted stock awards granted during the quarters ended March 31, 2007 and 2008 was $6.65 and $9.26 per share, respectively.

        The following table summarizes the Company's unvested restricted stock activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	625,000	$6.65
Granted	90,000	$9.26
Vested	—
Canceled	—

Unvested at March 31, 2008	715,000	$6.98

        At March 31, 2008, the total unrecognized fair value compensation cost related to restricted stock awards granted to employees was $3,193, which is expected to be recognized over a remaining weighted-average period of 1.88 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations.

  Restricted Stock Units

        On December 31, 2007, the Company granted restricted stock units to three non-employee directors of the Company who are unaffiliated with Oaktree Capital Management, LLP ("Oaktree") or MTS Health Investors, LLC ("MTS") ("unaffiliated directors") equal to 8,421 shares of common stock each. This number of shares represents the number of shares of our common stock having a value equal to $80, rounded down to the nearest whole share, and calculated using the average share price of our stock over the fifteen-day period preceding December 31, 2007. Subject to shareholder approval at our 2008 Annual Meeting to amend our 1999 Equity Plan to allow for stock awards to our non-employee directors, such restricted stock units will fully vest on December 31, 2008 based on the unaffiliated directors' continued service with us through that date. Also subject to shareholder approval at our 2008 Annual Meeting, the unaffiliated directors will each receive a restricted stock award on December 31, 2008 and each December 31 thereafter (the "Grant Date") of the number of shares of common stock having a value equal to $80, rounded down to the nearest whole share, and calculated using the average share price of our stock over the fifteen-day period preceding the Grant Date. Such restricted stock awards will fully vest one year after the Grant Date based on the continued service of the non-employee director through the vesting date.

  Stock Bonus Award

        During 2006 and 2007, the Company granted stock bonus awards ("award") to certain employees of the Company. On the issuance date, the Company shall issue a number of shares of the Company's common stock ("shares"), equal to the bonus award divided by the fair market value of the shares at that time, provided that the employee remains continuously employed through the issuance date. For the quarters ended March 31, 2007 and 2008 the Company recorded non-cash share based compensation expense related to these grants of $167 and $125, respectively.

        At March 31, 2008, the total unrecognized fair value compensation cost related to the stock bonus awards granted to employees was $667, which is expected to be recognized over a remaining weighted-average period of 1.25 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations.

4. Recent Accounting Pronouncements

        Fair Value Option for Financial Assets and Liabilities—In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 was effective and adopted by the Company on January 1, 2008. The provisions of SFAS 159 are being applied prospectively. The adoption of SFAS 159 did not have a material impact on the Company's results of operations, cash flows or financial position.

        Business Combinations—In December 2007, the FASB issued SFAS No. 141(R) (Revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific items, including:

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

        SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since the Company is a calendar year-end company it will continue to record and disclose business combinations following existing generally accepted accounting principles until January 1, 2009. The Company expects SFAS 141(R) will have an impact on accounting for business combinations once adopted but the effect is generally dependent upon acquisitions at that time.

        Noncontrolling Interests in Consolidated Financial Statements—In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company has not completed its evaluation of the potential impact of the adoption of SFAS 160 on consolidated results of operations, cash flows or financial position.

        Derivative Instruments and Hedging Activities—In March 2008, the FASB issued SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133" ("SFAS 161"), which enhances the current guidance on disclosure requirements for derivative instruments and hedging activities. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. Specifically, SFAS 161 requires disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flow. This statement requires qualitative disclosure about the objectives and strategies for using derivatives in terms of the risks that the entity is intending to manage, quantitative disclosures about fair value amounts of gains and losses on derivative instruments in a tabular format, and disclosures about credit-risk-related contingent features in derivative agreements to provide information on potential effect on an entity's liquidity from using derivatives. The derivative instruments shall be distinguished between those used for risk management purposes and those used for other purposes. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. As SFAS 161 provides only disclosure requirements, the adoption of this standard will not have a material impact on the Company's results of operations, cash flows or financial position.

5. Fair Value of Financial Instruments

        The Company used the following methods and assumptions in estimating fair value disclosure for financial instruments:

        Cash and cash equivalents—The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.

        Debt—The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2007 and March 31, 2008. The carrying amount of variable-rate borrowings at March 31, 2008 approximates fair value due to the variable rates of those instruments.

        Interest rate swaps—Fair value was determined based on forward market prices and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.

        The estimated fair values of the Company's financial instruments are as follows:

	December 31, 2007		March 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$120,892	$120,892	$107,199	$107,199
Fixed-rate debt	290,985	280,036	291,446	292,786
Variable-rate debt	366,600	366,600	351,600	351,600
Interest rate swaps—asset position	340	340	—	—
Interest rate swaps—liability position	—	—	2,555	2,555

        The Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") on January 1, 2008. There was no material impact to its first quarter financial statements. SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

        Level 1—Quoted market prices in active markets for identical assets or liabilities.

        Level 2—Observable market based inputs or unobservable inputs that are corroborated by market data.

        Level 3—Unobservable inputs that are not corroborated by market data.

        The following table summarizes the valuation of the Company's financial instruments by the above SFAS 157 pricing levels as of March 31, 2008:

	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$107,199	$107,199	—
Fixed-rate debt	292,786	292,786	—
Variable-rate debt	351,600	351,600	—
Derivative instruments—liability position	2,555	—	2,555

        The Company's derivative instruments are pay-fixed, receive-variable interest rate swaps based on London Interbank Offered Rate ("LIBOR") swap rate. The LIBOR swap rate is observable at commonly quoted intervals for the full term of the swaps and therefore is considered a level 2 item. SFAS 157 states that the fair value measurement of a liability must reflect the nonperformance risk of the entity. Therefore, the impact of the Company's creditworthiness has also been factored into the fair value measurement of the derivative instruments in a liability position.

6. Goodwill and Intangible Assets

        Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2007	$175,804
Adjustments to goodwill during the period	(184)

Balance at March 31, 2008	$175,620

        Intangible assets consisted of the following:

	December 31, 2007			March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$70,513	$(27,232)	$43,281	$72,198	$(28,662)	$43,536
Other	9,129	(3,598)	5,531	9,129	(4,025)	5,104

Total amortizing intangible assets	$79,642	$(30,830)	$48,812	$81,327	$(32,687)	$48,640

Intangible assets not subject to amortization			$44,409			$44,409

Total other intangible assets			$93,221			$93,049

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

        The Company uses a weighted average useful life of 16 years to amortize customer contracts. Other intangible assets subject to amortization are estimated to have a weighted average useful life of three years. Amortization expense for intangible assets subject to amortization was $1,210 and $1,857 for the quarters ended March 31, 2007 and 2008, respectively. The intangible assets not subject to amortization represent certificate of needs and regulatory authority rights which have indefinite useful lives.

        Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2008	$7,330
2009	6,703
2010	6,634
2011	6,486
2012	6,057

7. Other Accrued Liabilities

        Other accrued liabilities consisted of the following:

	December 31, 2007	March 31, 2008
Accrued systems rental and maintenance costs	$1,957	$1,827
Accrued site rental fees	1,593	1,557
Accrued property and sales taxes payable	13,486	14,076
Accrued self-insurance expense	6,865	7,031
Other accrued expenses	9,611	13,153

Total	$33,512	$37,644

8. Long-Term Debt and Senior Subordinated Credit Facility

        Long-term debt consisted of the following:

	December 31, 2007	March 31, 2008
Term loan facility	$366,600	$351,600
Senior subordinated notes	303,541	303,541
Discount on senior subordinated notes of 8.5%	(12,556)	(12,095)
Equipment debt	13,211	13,915

Long-term debt, including current portion	670,796	656,961
Less current portion	3,627	3,599

Long-term debt	$667,169	$653,362

9. Derivatives

        In the second quarter of 2004, the Company entered into interest rate swap agreements, with notional amounts of $56,813, $46,813 and $48,438 to hedge the future cash interest payments associated with a portion of the Company's variable rate bank debt. These agreements were three years in length. Two of these agreements matured in the second quarter of 2007 and the last agreement matured in the fourth quarter of 2007. As of March 31, 2007 the fair value of the Company's interest rate swap agreements was an accumulated income of $1,055. Under these arrangements, the Company received three-month LIBOR and paid a fixed rate of 3.15%, 3.89% and 3.69%, respectively. The net effect of the hedges was to record interest expense at fixed rates of 5.65%, 6.39% and 6.19%, respectively, as the debt incurred interest based on three-month LIBOR plus 2.50%. For the quarter ended March 31, 2007, the Company received a net settlement amount of $704. Changes in the fair value of the swap agreements were recorded in interest expense each period, as these transactions did not qualify for hedge accounting treatment. For the quarter ended March 31, 2007, the Company recognized a reduction to interest expense of $442 based on the change in fair value of these instruments.

        In the first quarter of 2005, the Company entered into multiple interest rate collar agreements for its variable rate bank debt. The total underlying notional amount of the debt was $178,000. Under these arrangements the Company purchased a cap on the interest rate of 4.00% and sold a floor of 2.25%. The Company paid a net purchase price of $1,462 for these collars. These agreements were two and three years in length and matured at various dates between January 2007 and January 2008. As of March 31, 2007 the fair value of the Company's interest rate collar agreements was an accumulated income of $1,810. For the quarters ended March 31, 2007 and 2008, the Company received a net settlement amount of $629 and $341, respectively. The Company has designated these collars as cash flow hedges of variable future cash flows associated with its long-term debt. For the quarters ended March 31, 2007 and 2008 the Company recognized a comprehensive loss, net of tax, of $269 and $205, respectively, based on the change in fair value of these instruments.

        In the first quarter of 2008, the Company entered into two interest rate swap agreements, with a total notional amount of $185,438, to hedge future cash interest payments associated with a portion of the Company's variable rate bank debt (the "2008 swaps"). These agreements are three years in length and mature in 2011. Under the terms of these agreements, the Company receives three-month LIBOR and pays a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the quarter ended March 31, 2008, the Company did not receive any net settlement. The Company has designated these swaps as cash flow hedges of future cash flows associated with its variable rate long-term debt. The Company will record changes in the fair value of the swaps through comprehensive income (loss) during the period these instruments are designated as hedges. For the quarter ended March 31, 2008, the Company recognized comprehensive loss, net of tax, of $1,533 based on the change in fair value of these instruments.

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

10. Income Taxes

        For the quarter ended March 31, 2007 and 2008, the Company recorded a provision for income taxes of $3,952 and $2,677, or 41.1% and 44.0% of the Company's pretax income, respectively. The Company's effective tax rates were higher than the federal statutory rates primarily as a result of state income taxes and various permanent non-deductible tax items, including share-based compensation, unrecognized tax benefits and other permanent differences.

        FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" ("FASB 109"). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The impact of the Company's reassessment of its tax positions in accordance with FIN 48 did not have a material effect on the results of operations, financial condition or liquidity.

        As of March 31, 2008, the Company has provided a liability for $2,392 for unrecognized tax benefits related to various federal and state income tax matters. This entire amount would reduce the Company's effective income tax rate if recognized.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2008, the Company had approximately $337 in accrued interest and penalties which is included as a component of the $2,392 unrecognized tax benefit noted above.

        Alliance Imaging, Inc. and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2007. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2003 through 2007. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

11. Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended March 31,
	2007	2008
Numerator:
Net income	$5,671	$3,412

Denominator:
Denominator for basic earnings per share—weighted-average shares	49,955	50,312
Effect of dilutive securities:
Employee stock awards	1,133	1,674

Denominator for diluted earnings per share—adjusted weighted-average shares	51,088	51,986

Earnings per common share:
Basic	$0.11	$0.07

Diluted	$0.11	$0.07

Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	1,030	397
Average exercise price per share that exceeds average market price of common stock	$9.91	$12.35

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

        It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At March 31, 2008 the Company has determined that no liability is necessary related to these guarantees and indemnities.

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

13. Related-Party Transactions

        The Company recorded management fees payable to Kohlberg Kravis Roberts & Co ("KKR") of $163 through the period ended March 31, 2007 and $193 through April 16, 2007. As of April 16, 2007, KKR was no longer an affiliate of the Company and no longer provided financial advisory services.

        On April 16, 2007, funds managed by Oaktree and MTS purchased approximately 24,501,505 shares of the Company's common stock from a fund managed by an affiliate of KKR. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.

        Revenue from management agreements with unconsolidated equity investees was $3,955 and $4,025 for the quarters ended March 31, 2007 and 2008, respectively.

14. Investments in Unconsolidated Investees

        The Company has direct ownership in six unconsolidated investees at March 31, 2008. The Company owns between 33.3 percent and 50 percent of these investees, and provides management services under agreements with five of these investees, expiring at various dates through 2023. At March 31, 2008 the Company also has ownership in an unconsolidated investee of AO. AO owns 50% of this investee and provides management services under an agreement which expires in 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

        Set forth below is certain unaudited financial data for Alliance-HNI, LLC and Subsidiaries, one of the Company's unconsolidated investees (amounts in thousands):

	December 31, 2007	March 31, 2008
Balance Sheet Data:
Current assets	$6,955	$6,832
Noncurrent assets	14,720	16,315
Current liabilities	4,693	4,372
Noncurrent liabilities	4,627	6,484

	Quarters Ended March 31,
	2007	2008
Operating Results:
Revenues	$6,977	$6,905
Expenses	4,333	4,541
Net income	2,644	2,364
Equity in earnings of unconsolidated investees	1,322	1,182

        Set forth below is certain unaudited financial data for the aggregate of the Company's unconsolidated investees, including Alliance-HNI, LLC and Subsidiaries (amounts in thousands):

	December 31, 2007	March 31, 2008
Combined Balance Sheet Data:
Current assets	$10,904	$10,929
Noncurrent assets	23,147	24,161
Current liabilities	7,760	7,427
Noncurrent liabilities	9,624	10,984

	Quarters Ended March 31,
	2007	2008
Combined Operating Results:
Revenues	$9,157	$9,503
Expenses	6,178	7,070
Net income	2,979	2,433
Equity in earnings of unconsolidated investees	3,484	1,224

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading national provider of outpatient diagnostic imaging services, based upon annual revenue and number of diagnostic imaging systems deployed, and is a provider of radiation therapy services. Our principal sources of revenue are derived from magnetic resonance imaging (MRI) and positron emission tomography and positron emission tomography/computed tomography (PET and PET/CT). We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. We also provide services through a growing number of fixed-site imaging centers, primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which includes only the use of our imaging systems under a short-term contract. We have also leveraged our leadership in MRI, PET and PET/CT to expand into radiation oncology. Our radiation oncology business is operated through our affiliate, Alliance Oncology, LLC and includes a wide range of services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, actual radiation therapy delivery, therapy management and follow-up care. Our services include the use of our linear accelerators, therapists to operate such systems, administrative staff, equipment maintenance and upgrades, and management of day-to-day operations. We also provide stereotactic radiation therapy services through our wholly-owned subsidiary Alliance Radiosurgery, LLC. For the quarter ended March 31, 2008, MRI services and PET and PET/CT services generated 57% and 31% of our revenue, respectively. The remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (CT), radiation oncology revenue, and management contract revenue. We had 500 diagnostic imaging and radiation therapy systems, including 314 MRI systems and 81 PET or PET/CT systems and served over 1,000 clients in 45 states at March 31, 2008. We operated 88 fixed-site imaging centers (five in unconsolidated joint ventures), which constitutes systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups' offices, and free-standing fixed-site imaging centers, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space at March 31, 2008. Of the 88 fixed-site imaging centers, 71 were MRI fixed-site imaging centers, four were PET or PET/CT fixed-site imaging centers, eight were other modality fixed-site imaging centers, and five were in unconsolidated joint ventures. We also operated 18 radiation therapy centers and stereotactic radiosurgery facilities (including two radiation therapy centers in unconsolidated joint ventures) at March 31, 2008.

        Approximately 80% of our revenues for the quarter ended March 31, 2008 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients' behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. These payments are due to us independent of our clients' receipt of reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

        Approximately 20% of our revenues for the quarter ended March 31, 2008 were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenue. Our revenue from these sites is generated from direct billings to patients or their third-party payors, including Medicare, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

        Fixed-site imaging centers and radiation therapy centers can be structured as either wholesale or retail arrangements. Revenues from these centers are included in both our wholesale or retail revenues, respectively.

        On February 8, 2006, the Deficit Reduction Act of 2005 ("DRA") was signed into law. The DRA imposes caps on Medicare payment rates for certain imaging services, including MRI and PET, furnished in physician's offices and other non-hospital based settings. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change applied to services furnished on or after January 1, 2007. The limitation is applicable to the technical components of the services only, which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule. The technical reimbursement under the Physician Fee Schedule generally allows for higher reimbursement than under the hospital outpatient prospective payment system, or HOPPS. The implementation of this reimbursement reduction contained in the DRA had a significant effect on our financial condition and results of operations in 2007 and 2008.

        On November 1, 2006, the Centers for Medicare and Medicaid Services, or CMS, issued a final determination of Medicare Part B HOPPS reimbursement rates for PET and PET/CT imaging procedures, effective January 1, 2007. In 2007, the national rate for PET scans was reduced from the rate of $1,150 per scan in 2006 to $855 per scan. In addition, for 2007, the national rate for PET/CT scans was reduced from the rate of $1,250 per scan in 2006 to $950 per scan.

        On November 1, 2007, CMS issued a final determination related to Medicare Part B HOPPS reimbursement rates for imaging procedures. In this final ruling, CMS bundled the PET and PET/CT payment for the radiopharmaceutical with the payment for the PET and PET/CT scan. As a result, the 2008 national Medicare payment rate for PET and PET/CT scans was reduced by approximately 13% and 20%, respectively. In addition, CMS reduced the 2008 national Medicare HOPPS rate for MRI scans by approximately 3%.

        The rate reductions have had and will continue to have a direct negative effect on revenue and earnings. As a result of the reductions in Medicare reimbursement rates resulting from the implementation of the DRA and revised PET and PET/CT reimbursements under HOPPS, the Company may face increased PET and PET/CT wholesale pricing pressure.

        Furthermore, with respect to our retail revenue, the Medicare Physician Fee Schedule payments, the Medicare, Medicaid and SCHIP Extension Act of 2007, which was signed into law on December 29, 2007, eliminated a scheduled 10.1% reduction for 2008 payment rates and increased the rates by 0.5%. This increase to the annual Medicare Physician Fee Schedule payment update is effective only for Medicare claims with dates of service between January 1, 2008 and June 30, 2008. The original 10.1% reduction in payment rates will go into effect for claims with dates of service beginning July 1, 2008 unless Congress passes and the President signs intervening legislation. In past years, intervening legislation has been passed to prevent such reductions, but there are no assurances of a continuation in the payment rates for the second half of 2008.

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

        In 2007 and 2008, the growth rate of MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, a growing number of medical groups adding imaging capacity within their practice setting, the increasing trend of third-party payors intensifying their utilization management efforts to control MRI scan volume growth rate and additional patient-related cost-sharing programs. We expect that this trend will continue throughout 2008.

        We have experienced and continue to experience an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers, or OEMs, selling systems directly to certain of our clients. Typically, OEMs target our higher scan volume clients. This increase in activity by OEMs has resulted in overcapacity of systems in the marketplace, especially related to medical groups adding imaging capacity within their practice setting. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace these higher volume scan clients typically with lower volume clients. In the first quarter of 2008, our MRI revenues increased compared to 2007 levels due to the acquisitions completed in the fourth quarter of 2007, which was partially offset by the modest decrease in scan volume, and we believe that MRI revenues will modestly decline in future years.

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

Results of Operations

        The following table shows our consolidated statements of income as a percentage of revenues for each of the quarters ended March 31:

	2007	2008
Revenues	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	51.3	52.7
Selling, general and administrative expenses	13.5	13.2
Severance and related costs	0.1	0.1
Depreciation expense	19.0	18.0
Amortization expense	1.1	1.6
Interest expense, net of interest income	9.2	9.9
Other (income) and expense, net	(0.3)	(0.1)

Total costs and expenses	93.9	95.4

Income before income taxes, minority interest expense and earnings from unconsolidated investees	6.1	4.6
Income tax expense	3.6	2.2
Minority interest expense	0.5	0.5
Earnings from unconsolidated investees	(3.2)	(1.0)

Net income	5.2%	2.9%

        The table below provides MRI statistical information for each of the quarters ended March 31:

	2007	2008
MRI statistics
Average number of total systems	310.6	307.0
Average number of scan-based systems	256.6	249.9
Scans per system per day (scan-based systems)	9.12	9.06
Total number of scan-based MRI scans	162,800	158,708
Price per scan	$360.69	$382.55

        The table below provides PET and PET/CT statistical information for each of the quarters ended March 31:

	2007	2008
PET and PET/CT statistics
Average number of systems	69.9	76.9
Scans per system per day	6.29	6.12
Total number of PET and PET/CT scans	27,713	31,000
Price per scan	$1,221	$1,199

        Following are the components of revenue (in millions):

	2007	2008
Total MRI revenue	$65.5	$68.2
PET and PET/CT revenue	34.2	37.3
Other modalities and other revenue	9.7	13.6

Total	$109.4	$119.1

	2007	2008
Total fixed-site imaging center revenue (in millions) for each of the quarters ended March 31:	$18.1	$24.3

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

        Revenue increased $9.7 million, or 8.9%, to $119.1 million in the first quarter of 2008 compared to $109.4 million in the first quarter of 2007 due to an increase in other modalities and other revenue, PET and PET/CT revenues, and MRI revenues. Other modalities and other revenue increased $3.9 million, or 39.5%, to $13.6 million in the first quarter of 2008 compared to $9.7 million in the first quarter of 2007 primarily due to an increase in radiation therapy revenue and an increase in management contract revenue. PET and PET/CT revenue in the first quarter of 2008 increased $3.1 million, or 9.4%, compared to the first quarter of 2007. Total PET and PET/CT scan volumes increased 11.9% to 31,000 scans in the first quarter of 2008 from 27,713 scans in the first quarter of 2007, primarily as a result of growth in our core PET business. The average number of PET and PET/CT systems in service increased to 76.9 systems in the first quarter of 2008 from 69.9 systems in the first quarter of 2007. These PET and PET/CT increases were partially offset by a 1.8% decline in the average price per PET and PET/CT scan, to $1,199 per scan in the first quarter of 2008 compared to $1,221 per scan in the first quarter of 2007. Scans per system per day also decreased 2.7%, to 6.12 scans per system per day in the first quarter of 2008 from 6.29 scans per system per day in the first quarter of 2007. MRI revenue increased $2.7 million in the first quarter of 2008, or 4.1%. Scan-based MRI revenue increased $2.0 million in the first quarter of 2008, or 3.4%, compared to the first quarter of 2007, to $60.7 million in the first quarter of 2008 from $58.7 million in the first quarter of 2007. This increase is primarily a result of an increase in the average price per MRI scan of $382.55 per scan in the first quarter of 2008 compared to $360.69 per scan in the first quarter of 2007 primarily due to retail revenue associated with New England Health Enterprises ("NEHE") acquisition. Non-scan based MRI revenue increased $0.7 million in the first quarter of 2008 over the same period in 2007. These increases were partially offset by a 2.5% decrease in our scan-based MRI scan volume. Scan-based MRI scan volume decreased to 158,708 scans in the first quarter of 2008 from 162,800 scans in the first quarter of 2007, primarily due to a decrease in the average number of scan-based systems in service due to lower client demand. Scan-based systems in service decreased to 249.9 systems in the first quarter of 2008 from 256.6 systems in the first quarter of 2007. Average scans per system per day also decreased by 0.7% to 9.06 in first quarter of 2008 from 9.12 in first quarter of 2007. Included in the revenue totals above is fixed-site imaging center revenues, which increased $6.2 million, or 34.3%, to $24.3 million in the first quarter of 2008 from $18.1 million in the first quarter of 2007.

        We had 314 MRI systems at March 31, 2008 compared to 326 MRI systems at March 31, 2007. We had 81 PET and PET/CT systems at March 31, 2008 compared to 77 PET and PET/CT systems at March 31, 2007. We operated 88 fixed-site imaging centers (including five in unconsolidated joint ventures) at March 31, 2008, compared to 72 fixed-site imaging centers (including three in unconsolidated joint ventures) at March 31, 2007. We operated 18 radiation therapy centers and stereotactic radiosurgery facilities (including two radiation therapy centers in unconsolidated joint ventures) at March 31, 2008.

        Cost of revenues, excluding depreciation and amortization, increased $6.6 million, or 11.8%, to $62.8 million in the first quarter of 2008 compared to $56.2 million in the first quarter of 2007. Compensation and related employee expenses increased $3.6 million, or 13.3%, primarily as a result of an increase in average headcount related to acquisitions completed in the fourth quarter of 2007. Management contract expenses increased $0.7 million, or 21.6%, primarily as a result of an increase in expenses incurred on behalf of unconsolidated investees. Outside medical services increased $0.7 million, or 36.9%, primarily as a result of an increase in radiologist service costs associated with the NEHE acquisition and an increase in temporary labor. Medical supplies increased $0.6 million, or 11.7%, primarily as a result of an increase in FDG costs, which are used as a component of a PET scan due to an increase in the number of PET scans. Fuel expenses increased $0.5 million, or 35.9%, primarily due to an increase in the average price per gallon of diesel fuel costs. All other cost of revenues, excluding depreciation and amortization, increased $0.5 million, or 3.4%. Cost of revenues, as a percentage of revenue, increased to 52.7% in the first quarter of 2008 from 51.3% in the first quarter of 2007 as a result of the factors described above.

        Selling, general and administrative expenses increased $1.0 million, or 6.7%, to $15.7 million in the first quarter of 2008 compared to $14.7 million in the first quarter of 2007. The provision for doubtful accounts increased $0.7 million, or 81.5%, primarily due to the increase in retail revenue associated with fourth quarter 2007 acquisitions. The provision for doubtful accounts as a percentage of revenue was 1.3% in the first quarter of 2008 compared to 0.8% of revenue in the first quarter of 2007. Non-cash share-based compensation increased $0.6 million in the first quarter of 2008 from the first quarter of 2007 due to new equity awards granted in the first quarter of 2008. Professional services decreased $0.7 million, or 31.7%, due to a decrease in legal costs and consulting services. All other selling, general and administrative expenses increased $0.4 million, or 3.7%. Selling, general and administrative expenses as a percentage of revenue were 13.2% and 13.5% in the first quarter of 2008 and 2007, respectively.

        We recorded severance and related costs of $0.1 million in both the first quarters of 2008 and 2007.

        Depreciation expense increased $0.6 million, or 2.9%, to $21.4 million in the first quarter of 2008 compared to $20.8 million in the first quarter of 2007.

26

        Amortization expense increased by $0.7 million, or 53.4%, to $1.9 million in the first quarter of 2008 compared to $1.2 million in the first quarter of 2007, primarily due to the incremental amortization expense for intangible assets acquired in conjunction with our acquisitions in the fourth quarter of 2007.

        Interest expense, net, increased $1.7 million, or 17.3%, to $11.8 million in the first quarter of 2008 compared to $10.1 million in the first quarter of 2007. This increase was primarily related to incremental interest expense associated with the $150.0 million 7 1/4% senior subordinated note offering completed in the fourth quarter of 2007.

        Income tax expense was $2.7 million and $4.0 million in the first quarter of 2008 and 2007, respectively, resulting in effective tax rates of 44.0% and 41.1% in the first quarter of 2008 and 2007, respectively. Our effective tax rates were higher than the federal statutory rates principally as a result of state income taxes.

        Minority interest expense increased $0.1 million, or 13.9%, to $0.6 million in the first quarter of 2008 compared to $0.5 million in the first quarter of 2007.

        Earnings from unconsolidated investees decreased by $2.3 million, or 64.9%, to $1.2 million in the first quarter of 2008 compared to $3.5 million in the first quarter of 2007, primarily due to a $2.0 million gain on sale from a sale/leaseback transaction in one of the Company's unconsolidated investees as well as a decrease in earnings of unconsolidated investees.

        Our net income was $3.4 million, or $0.07 per share on a diluted basis, in the first quarter of 2008 compared to $5.7 million, or $0.11 per share on a diluted basis, in the first quarter of 2007.

Liquidity and Capital Resources

        Our primary source of liquidity is cash provided by operating activities. We generated $28.3 million and $24.7 million of cash flow from operating activities in the first quarters of 2008 and 2007, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET and other diagnostic imaging services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts increased by $0.7 million in the first quarter of 2008 compared to the first quarter of 2007. Our number of days of revenue outstanding for our accounts receivable was 49 days as of March 31, 2008 and 2007, which we believe is among the more favorable in the healthcare service industry. In addition, as of March 31, 2008, we had $64.4 million of available borrowings under our revolving line of credit.

        We used cash of $25.5 million and $9.9 million for investing activities in the quarters ended March 31, 2008 and 2007, respectively. Investing activities in the first quarter of 2008 includes $10.8 million used for acquisitions. We expect to continue to use cash for acquisitions in the future. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We incur capital expenditures for the purposes of:

  •
  purchasing new systems;

  •
  replacing less advanced systems with new systems;

  •
  providing upgrades of our MRI, PET and PET/CT, and radiation therapy systems and upgrading our corporate infrastructure for future growth.

        Capital expenditures totaled $17.0 million and $24.8 million in the quarters ended March 31, 2008 and 2007, respectively. During the first quarter of 2008, we purchased eight MRI systems and three PET/CT systems. We traded-in or sold a total of five total systems for the quarter ended March 31, 2008. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2008 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. Based upon the client demand described above, which dictates the type of equipment purchased, we expect capital expenditures to total approximately $55 to $65 million in 2008.

        We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving loan facility, will be sufficient over the next one to two years to fund anticipated capital expenditures and make required payments of principal and interest on our debt.

Recent Accounting Pronouncements

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 was effective and adopted by us on January 1, 2008. The provisions of SFAS 159 are being applied prospectively. The adoption of SFAS 159 did not have a material impact on our results of operations, cash flows or financial position.

        In December 2007, the FASB issued SFAS No. 141(R) (Revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific items, including:

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

        SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we will continue to record and disclose business combinations following existing generally accepted accounting principles until January 1, 2009. We expect SFAS 141(R) will have an impact on accounting for business combinations once adopted but the effect is generally dependent upon acquisitions at that time.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We have not completed our evaluation of the potential impact of the adoption of SFAS 160 on our consolidated results of operations, cash flows or financial position.

        In March 2008, the FASB issued SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133" ("SFAS 161"), which enhances the current guidance on disclosure requirements for derivative instruments and hedging activities. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. Specifically, SFAS 161 requires disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flow. This statement requires qualitative disclosure about the objectives and strategies for using derivatives in terms of the risks that the entity is intending to manage, quantitative disclosures about fair value amounts of gains and losses on derivative instruments in a tabular format, and disclosures about credit-risk-related contingent features in derivative agreements to provide information on potential effect on an entity's liquidity from using derivatives. The derivative instruments shall be distinguished between those used for risk management purposes and those used for other purposes. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. As SFAS 161 provides only disclosure requirements, the adoption of this standard will not have a material impact on our results of operations, cash flows or financial position.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

        Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly in the section entitled "Liquidity and Capital Resources", and elsewhere in this quarterly report on Form 10-Q, are "forward-looking statements," within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as results of operations and financial condition, capital expenditures, the consummation of acquisitions and financing transactions and the effect of such transactions on our business and our plans and objectives for future operations and expansion are examples of forward-looking statements. In some cases you can identify these statements by forward-looking words like "may", "should", "expect", "anticipate", "believe", "estimate" "predict", "continue" or similar words. These forward-looking statements are subject to risks and uncertainties which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. These risks and uncertainties include factors affecting our leverage, including fluctuations in interest rates, the risk that the counter-parties to our interest rate swap agreements fail to satisfy their obligations under these agreements, our ability to incur financing, the effect of operating and financial restrictions in our debt instruments, the accuracy of our estimates regarding our capital requirements, the effect of intense levels of competition in our industry, changes in the rates or methods of third party reimbursements for diagnostic imaging services, changes in the healthcare regulatory environment, our ability to keep pace with technological developments within our industry, our ability to integrate acquisitions, and other risks and uncertainties, including those enumerated and described under "Risk Factors" in our Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 2007. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by us.

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

        During 2004 we entered into swap agreements which had notional amounts of $56.8 million, $46.8 million and $48.4 million. Under the terms of these agreements, we received three-month London Interbank Offered Rate ("LIBOR") and paid a fixed rate of 3.15%, 3.89%, and 3.69%, respectively. The net effect of the hedges was to record interest expense at fixed rates of 5.65%, 6.39% and 6.19% respectively, as the debt incurred interest based on three-month LIBOR plus 2.50%. For the quarter ended March 31, 2007, we received a net settlement amount of $0.7 million. The swap agreements matured during the second and fourth quarters of 2007.

        During 2005 we entered into multiple interest rate collar agreements which had a notional amount of $178.0 million. Under the terms of these agreements, we purchased a cap on the interest rate of 4.00% and sold a floor of 2.25%. For the quarters ended March 31, 2008 and 2007 we received a net settlement amount of $0.3 million and $0.6 million, respectively, on these collar agreements. The collar agreements matured at various dates between January 2007 and January 2008.

        During the first quarter of 2008 we entered into two interest rate swap agreements with notional amounts of $92.7 million each, to hedge future cash interest payments associated with a portion of the Company's variable rate bank debt (the "2008 swaps"). Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the quarter ended March 31, 2008 we did not receive a net settlement amount on these swap agreements. The 2008 swaps are three years in length and mature in 2011.

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

ITEM 1A.    RISK FACTORS

        The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2007, a description of certain risks and uncertainties that could affect the Company's business, future performance or financial condition (the "Risk Factors"). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company's stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5.    OTHER INFORMATION

        Not applicable.

ITEM 6.    EXHIBITS

  (a)
  Exhibits

3.1	Amended and Restated Certificate of Incorporation of Alliance.(3)
3.2	Amended and Restated By-laws of Alliance.(3)
3.3	Amendment to Amended and Restated By-laws of Alliance.(19)
4.1	Credit Agreement dated as of November 2, 1999, as amended.(1)
4.2	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(3)
4.3	Second Amendment dated as of June 10, 2002 to Credit Agreement.(4)
4.4	Indenture dated as of December 29, 2004 by and between the Registrant and the Bank of New York with respect to $150 million aggregate principal amount of 7 1/4% Senior Subordinated Notes due 2012 and 7 1/4% Series B Senior Subordinated Notes due 2012.(6)
4.5	Third Amendment dated as of December 29, 2004 to Credit Agreement.(6)
4.6	Fourth Amendment dated as of December 19, 2005 to Credit Agreement.(8)
4.7	Fifth Amendment dated as of April 16, 2007 to Credit Agreement.(16)
4.8	Indenture, including the form of Note, dated as of December 4, 2007, between Alliance Imaging, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee.(18)

10.1	The 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(19)
10.2	Two forms of option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(1)
10.3	Alliance Directors' Deferred Compensation Plan, as amended and restated.(19)
10.4	Employment Agreement dated as of January 1, 2003 between Alliance and Paul S. Viviano.(5)
10.5	Agreement Not to Compete dated as of January 1, 2003 between Alliance and Paul S. Viviano.(5)
10.6	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(5)
10.7	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(5)
10.8	Form of Stockholder's Agreement.(1)
10.9	Registration Rights Agreement dated as of November 2, 1999.(1)
10.10	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(1)
10.11	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(1)
10.12	Form of Indemnification Agreement.(2)
10.13	Amended and Restated Employment Agreement dated as of May 9, 2005 between Alliance and Paul S. Viviano.(7)
10.14	Agreement Not to Compete dated as of May 9, 2005 between Alliance and Paul S. Viviano.(7)
10.15	Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara.(9)
10.16	Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara.(9)
10.17	2006 Executive Incentive Plan†(10)
10.18	Summary of compensation award to Nicholas A. Poan(11)
10.19	Forms of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and Restated(14)
10.20	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Directors)(19)
10.21	Form of Stock Bonus Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and Restated(14)
10.22	Summary of compensation award to Michael F. Frisch(12)
10.23	Summary of compensation award to Eli Glovinsky(14)
10.24	Schedule of Executive Officer Compensation(20)
10.25	Schedule of Non-Employee Director Compensation(20)
10.26	Underwriting Agreement, dated November 20, 2006, by and among Alliance Imaging, Inc., the selling stockholder named therein and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein(13)

10.27	Governance and Standstill Agreement, dated as of March 16, 2007, among Alliance Imaging, Inc., OCM Principal Opportunities Fund IV, LP., and MTS Health Investors II, L.P.(15)
10.28	Form of Executive Severance Agreement(15)
10.29	Assignment, dated as of April 16, 2007, to Registration Rights Agreement, dated as of November 2, 1999.(16)
10.30	Amendment No. 2 to Management Agreement, dated as of April 16, 2007, between Alliance and Kohlberg, Kravis Roberts & Co., LLP.(16)
10.31	Amendment of Employment Agreement, dated as of April 16, 2007, between Paul S. Viviano and Alliance Imaging, Inc.(16)
10.32	Amendment of Employment Agreement, dated as of April 16, 2007, between Howard K. Aihara and Alliance Imaging, Inc.(16)
10.33	Underwriting Agreement, dated May 10, 2007, by and among Alliance Imaging, Inc., the selling stockholder named therein and Citigroup Global Markets Inc., the underwriter named therein.(17)
10.34	Registration Rights Agreement, dated as of December 4, 2007, by and between Alliance Imaging, Inc. and Deutsche Bank Securities Inc. and Piper Jaffray & Co.(18)
10.35	New form of option agreement under the 1999 Equity Plan for Employees of Alliance and subsidiaries, as amended and restated.(20)
21.1	List of subsidiaries.(15)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(21)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(21)

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

(16)
Incorporated by reference to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated April 16, 2007 (File No. 001-16609)

(17)
Incorporated by reference to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated May 10, 2007 (File No. 001-16609)

(18)
Incorporated by reference to exhibits filed in response to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated December 4, 2007 (File No. 001-16609)

(19)
Incorporated by reference to exhibits filed in response to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated December 14, 2007 (File No. 001-16609)

(20)
Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16609)

(21)
Filed herewith

†
Portions of this Exhibit have been redacted due to a request for confidential treatment.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE, IMAGING, INC.
May 9, 2008	By:	/s/ PAUL S. VIVIANO
Paul S. Viviano Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
May 9, 2008	By:	/s/ HOWARD K. AIHARA
Howard K. Aihara Executive Vice President and Chief Financial Officer (Principal Financial Officer)
May 9, 2008	By:	/s/ NICHOLAS A. POAN
Nicholas A. Poan Senior Vice President, Corporate Finance and Chief Accounting Officer (Principal Accounting Officer)

QuickLinks

ALLIANCE IMAGING, INC. FORM 10-Q March 31, 2008
Index
PART I—FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS ALLIANCE IMAGING, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands)
ALLIANCE IMAGING, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited) (in thousands, except per share amounts)
ALLIANCE IMAGING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
ALLIANCE IMAGING, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2008 (Unaudited) (Dollars in thousands, except per share amounts)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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