Form 10-Q
period 2008-06-30
ALLIANCE IMAGING INC /DE/
filed 2008-08-08
CIK 817135

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2008

Commission File Number: 1-16609

ALLIANCE IMAGING, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0239910 (IRS Employer Identification Number)
100 Bayview Circle Suite 400 Newport Beach, California 92660 (Address of principal executive office)
(949) 242-5300 (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2008:

Common Stock, $.01 par value, 51,033,821 shares

ALLIANCE IMAGING, INC.

FORM 10-Q

June 30, 2008

 PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands)

	December 31, 2007	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$120,892	$116,791
Accounts receivable, net of allowance for doubtful accounts	58,439	59,733
Deferred income taxes	16,091	16,091
Prepaid expenses and other current assets	5,637	6,874
Other receivables	7,304	6,691

Total current assets	208,363	206,180
Equipment, at cost	777,212	796,994
Less accumulated depreciation	(434,364)	(461,268)

Equipment, net	342,848	335,726
Goodwill	175,804	175,464
Other intangible assets, net	93,221	90,950
Deferred financing costs, net	8,460	8,183
Other assets	21,111	25,867

Total assets	$849,807	$842,370

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,622	$12,477
Accrued compensation and related expenses	17,976	16,488
Accrued interest payable	4,912	3,847
Other accrued liabilities	33,512	35,248
Current portion of long-term debt	3,627	3,842

Total current liabilities	80,649	71,902
Long-term debt, net of current portion	376,184	360,604
Senior subordinated notes	290,985	288,423
Minority interests and other liabilities	6,271	9,512
Deferred income taxes	92,062	95,651

Total liabilities	846,151	826,092
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock	509	509
Treasury stock	(61)	(61)
Additional paid-in (deficit) capital	(1,470)	1,393
Accumulated comprehensive income	205	1,430
Retained earnings	4,473	13,007

Total stockholders' equity	3,656	16,278

Total liabilities and stockholders' equity	$849,807	$842,370

See accompanying notes.

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(Unaudited)
(in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Revenues	$111,756	$122,781	$221,162	$241,902
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	58,152	63,487	114,329	126,269
Selling, general and administrative expenses	14,543	15,293	29,271	31,002
Severance and related costs	164	179	240	326
Depreciation expense	20,788	21,665	41,589	43,078
Amortization expense	1,194	1,888	2,404	3,745
Interest expense, net of interest income	10,388	11,249	20,462	23,065
Loss on extinguishment of debt	—	61	—	61
Other (income) expense, net	(211)	(271)	(531)	(333)

Total costs and expenses	105,018	113,551	207,764	227,213

Income before income taxes, minority interest expense and earnings from unconsolidated investees	6,738	9,230	13,398	14,689
Income tax expense	3,241	4,156	7,193	6,833
Minority interest expense	471	1,042	992	1,636
Earnings from unconsolidated investees	(1,752)	(1,090)	(5,236)	(2,314)

Net income	$4,778	$5,122	$10,449	$8,534

Comprehensive income, net of taxes:
Net income	$4,778	$5,122	$10,449	$8,534
Unrealized (loss) gain on hedging transactions, net of taxes	(262)	2,963	(531)	1,225

Comprehensive income	$4,516	$8,085	$9,918	$9,759

Earnings per common share:
Basic	$0.09	$0.10	$0.21	$0.17

Diluted	$0.09	$0.10	$0.20	$0.16

Weighted average number of shares of common stock and common stock equivalents:
Basic	50,462	50,318	50,210	50,315
Diluted	51,609	51,831	51,353	51,904

See accompanying notes.

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2007	2008
Operating activities:
Net income	$10,449	$8,534
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,334	2,262
Share-based payment	1,845	2,759
Depreciation and amortization	43,993	46,823
Amortization of deferred financing costs	795	1,147
Accretion of discount on senior subordinated notes	—	979
Adjustment of derivatives to fair value	1,318	(12)
Distributions (less than) greater than undistributed earnings from investees	(469)	436
Deferred income taxes	5,361	2,784
Excess tax benefit from share-based payment arrangements	(567)	(21)
Gain on sale of assets	(531)	(333)
Loss on extinguishment of debt	—	61
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,861)	(3,556)
Prepaid expenses and other current assets	(1,856)	(1,237)
Other receivables	264	613
Other assets	(945)	(2,483)
Accounts payable	(3,470)	(8,468)
Accrued compensation and related expenses	(3,901)	(1,488)
Accrued interest payable	99	(1,065)
Income taxes payable	(637)	—
Other accrued liabilities	(3,389)	1,669
Minority interests and other liabilities	989	3,241

Net cash provided by operating activities	43,821	52,645

Investing activities:
Equipment purchases	(34,935)	(26,629)
Decrease (increase) in deposits on equipment	9,814	(323)
Purchases of marketable securities	(15,000)	—
Acquisitions, net of cash received	—	(10,688)
Proceeds from sale of assets	1,978	2,272

Net cash used in investing activities	(38,143)	(35,368)

Financing activities:
Principal payments on equipment debt	(1,550)	(2,010)
Proceeds from equipment debt	138	—
Principal payments on term loan facility	(600)	(15,000)
Principal payments on revolving loan facility	(7,000)	—
Proceeds from revolving loan facility	7,000	—
Principal payments on senior subordinated notes	—	(3,541)
Payments of debt issuance costs	(185)	(870)
Payments of debt retirement costs	—	(61)
Proceeds from exercise of employee stock options	1,019	83
Excess tax benefit from share-based payment arrangements	567	21

Net cash used in financing activities	(611)	(21,378)

Net increase (decrease) in cash and cash equivalents	5,067	(4,101)
Cash and cash equivalents, beginning of period	16,440	120,892

Cash and cash equivalents, end of period	$21,507	$116,791

Supplemental disclosure of cash flow information:
Interest paid	$18,794	$23,584
Income taxes paid, net of refunds	2,113	4,617
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$1,016	$27
Capital lease obligations assumed for the purchase of equipment debt	3,518	1,645
Comprehensive (loss) income from hedging transactions, net of taxes	(531)	1,225
Equipment purchases in accounts payable	676	323

See accompanying notes.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)
(Dollars in thousands, except per share amounts)

1.    Basis of Presentation, Principles of Consolidation, and Use of Estimates

        Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2007.

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

2.    Transactions

        Effective October 1, 2007, the Company purchased the assets of Diagnostic Radiology Systems, Inc., a mobile provider of magnetic resonance imaging ("MRI") and positron emission tomography/computed tomography ("PET/CT"), with operations in a certificate of need state. The purchase price consisted of $8,620 in cash and transaction costs. The acquisition was financed using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $2,148 and acquired intangible assets of $2,240, of which $1,520 was assigned to customer contracts, which is amortized over eight years, $510 was assigned to the non-compete agreement, which is amortized over one year, and $210 was assigned to certificates of needs, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The preliminary values above are subject to adjustment for up to one year after the close of the transaction as a result of changes in the original valuation of assets and liabilities acquired. The year ended December 31, 2007 included three months of operations from this acquisition. During the six months ended June 30, 2008, the Company increased goodwill by $7 as a result of changes in the original valuation of assets and liabilities acquired. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)
(Dollars in thousands, except per share amounts)

2.    Transactions (Continued)

        Effective November 2, 2007, Alliance Oncology, LLC ("AO"), an affiliate of the Company, purchased the assets of eight radiation oncology centers in Alabama, Arkansas, Mississippi, and Missouri from Bethesda Resources, Inc., a wholly-owned subsidiary of Sonix, Inc. Many of these centers are sole community providers and are located on or near hospital campuses. Several of these radiation oncology centers operate under certificates of need. The purchase price consisted of $36,500 in cash and $800 in assumed liabilities and transaction costs. The acquisition was financed using internally generated funds and capital leases. As a result of this acquisition, the Company recorded goodwill of $4,246 and acquired intangible assets of $31,230, of which $2,230 was assigned to the physician network, which is amortized over seven years and $29,000 was assigned to certificates of needs, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The preliminary values above are subject to adjustment for up to one year after the close of the transaction as a result of changes in the original valuation of assets and liabilities acquired. During the six months ended June 30, 2008, the Company decreased goodwill by $81 as a result of changes in the original valuation of assets and liabilities acquired. The year ended December 31, 2007 included approximately two months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        Effective November 5, 2007, the Company purchased all of the outstanding shares of the New England Health Enterprises Business Trust and all of the outstanding membership interests of New England Imaging Management, LLC, a fixed-site provider of MRI and computed tomography ("CT"), collectively referred to as New England Health Enterprises, or NEHE. NEHE operates seven fixed-site imaging centers and one mobile MRI system in Maine and Massachusetts. The total purchase price was $46,905, which consisted of $44,635 in cash, $2,270 in cash which is being held in an escrow account, and $4,592 in assumed liabilities and transaction costs. The acquisition was financed using internally generated funds, borrowings under an Acquisition Credit Facility and capital leases. The Company recorded total goodwill of $19,341, which includes $10,947 of goodwill related to deferred tax liabilities recorded for basis differences in intangible assets as a result of the acquisition. None of the goodwill recorded is deductible for tax purposes. The Company acquired intangible assets of $29,000, of which $15,700 was assigned to the physician network, which is amortized over 15 years, $3,800 was assigned to the non-compete agreement, which is amortized over five years, and $9,500 was assigned to certificates of need held by NEHE, which have indefinite useful lives and are not subject to amortization. These assets were recorded at fair value at the acquisition date. The acquisition also included $2,270 for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification and contingent consideration based on certain performance target requirements, which will be resolved over the next one to three years. When the contingencies are resolved and consideration is distributable from the escrow account, the Company will record the fair value of the consideration as additional purchase price to goodwill. The preliminary values above are subject to adjustment for up to one year after the close of the transaction as a result of changes in the original valuation of assets and liabilities acquired. During the six months ended June 30, 2008, the Company decreased goodwill by $266 as a result of changes in the original valuation of assets and liabilities

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)
(Dollars in thousands, except per share amounts)

2.    Transactions (Continued)

acquired. The year ended December 31, 2007 included approximately two months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        In the first quarter of 2008, the Company purchased six CyberKnife® robotic radiosurgery facilities from Accuray, Inc. The radiosurgery systems are currently providing radiosurgery services at hospitals located in California, Maryland, New Jersey and Tennessee. The purchase price totaled $10,287 in cash and $732 in transaction costs. The acquisition was financed using proceeds from the Company's issuance of additional 7 1/4% Senior Subordinated Notes in December 2007. As a result of this acquisition, the Company recorded acquired intangible assets of $1,464, which was assigned to customer contracts and will be amortized over seven years. The intangible assets were recorded at fair value at the acquisition date. All recorded intangible assets are capitalized for tax purposes and amortized over 15 years. The preliminary values above are subject to adjustment for up to one year after the close of the transaction as a result of changes in the original valuation of assets and liabilities acquired. The six months ended June 30, 2008 included approximately three months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

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

  Stock Option Plans and Awards

        In November 1999, the Company adopted an employee stock option plan (the "1999 Equity Plan") pursuant to which options and awards with respect to a total of 6,325,000 shares of the Company's common stock became available for grant. On May 30, 2007 the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 8,025,000 shares. As of June 30, 2008, a total of 1,263,906 shares are available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to fair value of the Company's common stock at

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)
(Dollars in thousands, except per share amounts)

3.    Share-Based Compensation (Continued)

the date of grant, except as noted below. All options have 10-year terms. Options granted after January 1, 2008 are time options which vest 25% each year, over four years. For options granted prior to January 1, 2008, initial stock option grants were comprised 50% of "time options" and 50% of "performance options." The time options have a five-year vesting schedule, vesting 20% per year. The performance options cliff vest after eight years, however, in the event certain operating performance targets are met, up to 20% of the performance options may vest each year, accelerating the vesting period up to five years. Prior to January 1, 2008, subsequent stock options granted under the 1999 Equity Plan to employees were always time options which vest 5% in the first year, 20% in the second year and 25% in years three through five.

        In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company's common stock, of which 35,000 options were outstanding at June 30, 2008. The exercise prices of these options and the fair value of the Company's common stock on the grant date were $5.60 and $9.52 per share, respectively.

        The Company uses the Black-Scholes option pricing model to value the compensation expense associated with stock-based awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the table below. In addition, forfeitures are estimated when recognizing compensation expense, and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The Company records non-cash share-based compensation for stock options granted with exercise prices below the fair value of the Company's common stock at the date of grant and for certain stock options subject to amended performance targets under the 1999 Equity Plan, as discussed below.

        The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Six Months Ended June 30,
	2007	2008
Risk free interest rate	4.74%	3.44%
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	60.4%	53.2%
Average expected life (in years)	6.61	6.25

        There were no stock options granted during the quarters ended June 30, 2007 or 2008.

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

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)
(Dollars in thousands, except per share amounts)

3.    Share-Based Compensation (Continued)

options or awards granted are expected to be outstanding, as calculated using the simplified method described in the Securities and Exchange Commission's Staff Accounting Bulletin No. 107.

        The following table summarizes the Company's stock option activity:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	3,805,920	$6.36
Granted	448,000	9.26
Exercised	(16,570)	5.00
Canceled	(33,200)	8.10

Outstanding at June 30, 2008	4,204,150	$6.66	6.76	$10,205

Vested and expected to vest in the future at June 30, 2008	3,617,131	$6.62	6.57	$7,406
Exercisable at June 30, 2008	2,041,820	$6.01	5.24	$6,277

        The weighted average grant-date fair value of options granted during the six months ended June 30, 2007 and 2008 was $4.57 per share and $5.07 per share, respectively. The total intrinsic value of options exercised during the quarters ended June 30, 2007 and 2008 was $820 and $4, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2008 was $1,488 and $82, respectively. The total cash received from employees as a result of stock option exercises was $463 and $10 for the quarters ended June 30, 2007 and 2008, respectively. The total cash received from employees as a result of stock option exercises was $1,019 and $83 for the six months ended June 30, 2007 and 2008, respectively.

        The following table summarizes the Company's unvested stock option activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	2,182,855	$3.88
Granted	448,000	5.07
Vested	(444,275)	3.57
Canceled	(24,250)	4.42

Unvested at June 30, 2008	2,162,330	$4.18

        At June 30, 2008, the total unrecognized fair value compensation cost related to unvested stock options granted to both employees and non-employees was $5,215 which is expected to be recognized over a remaining weighted-average period of 2.86 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore the amount of unrecognized compensation expense

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)
(Dollars in thousands, except per share amounts)

3.    Share-Based Compensation (Continued)

noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations. The total fair value of shares vested during the quarter and six months ended June 30, 2007 was $45, and $1,986, respectively. The total fair value of shares vested during the quarter and six months ended June 30, 2008 was $17, and $1,587, respectively.

  Restricted Stock Awards

        The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2007 and the first six months of 2008, the Company granted 625,000 and 90,000 restricted stock awards ("awards") to certain employees of the Company. These awards cliff vest after three years, provided that the employee remains continuously employed through the issuance date. For the quarter and six months ended June 30, 2007 the Company recorded share-based payment expense related to these grants of $252 and $498, respectively. For the quarter and six months ended June 30, 2008 the Company recorded non-cash share-based compensation expense related to these grants of $461 and $922, respectively. The weighted average grant-date fair value of restricted stock awards granted during the six months ended June 30, 2007 and 2008 was $6.65 and $9.26 per share, respectively.

        The following table summarizes the Company's unvested restricted stock activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	625,000	$6.65
Granted	90,000	9.26
Vested	—
Canceled	—

Unvested at June 30, 2008	715,000	$6.98

        At June 30, 2008, the total unrecognized fair value compensation cost related to restricted stock awards granted to employees was $2,779, which is expected to be recognized over a remaining weighted-average period of 1.63 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations.

  Restricted Stock Units

        On December 31, 2007, the Company granted restricted stock units to three non-employee directors of the Company who are unaffiliated with Oaktree Capital Management, LLP ("Oaktree") or MTS Health Investors, LLC ("MTS") ("unaffiliated directors") equal to 8,421 shares of common stock each. This number of shares represents the number of shares of our common stock having a value equal to $80, rounded down to the nearest whole share, and calculated using the average share price of our stock over the fifteen-day period preceding December 31, 2007. Such restricted stock units will fully

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)
(Dollars in thousands, except per share amounts)

3.    Share-Based Compensation (Continued)

vest on December 31, 2008 based on the unaffiliated directors' continued service with us through that date. The unaffiliated directors will each receive a restricted stock award on December 31, 2008 and each December 31 thereafter (the "Grant Date") of the number of shares of common stock having a value equal to $80, rounded down to the nearest whole share, and calculated using the average share price of our stock over the fifteen-day period preceding the Grant Date. Such restricted stock awards will fully vest one year after the Grant Date based on the continued service of the non-employee director through the vesting date.

  Stock Bonus Award

        During 2006 and 2007, the Company granted stock bonus awards to certain employees of the Company. On the issuance date, the Company issued a number of shares of the Company's common stock ("shares"), equal to the bonus award divided by the fair market value of the shares at that time, provided that the employee remained continuously employed through the issuance date. For the quarter and six months ended June 30, 2007, the Company recorded share-based payment expense related to these grants of $167 and $333, respectively. For the quarter and six months ended June 30, 2008 the Company recorded share-based payment expense related to these grants of $125 and $250, respectively.

        At June 30, 2008, the total unrecognized fair value compensation cost related to the stock bonus awards granted to employees $542, which is expected to be recognized over a remaining weighted-average period of 1.04 year. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations.

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

        Business Combinations—In December 2007, the FASB issued SFAS No. 141(R) (Revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)
(Dollars in thousands, except per share amounts)

4.    Recent Accounting Pronouncements (Continued)

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

        Noncontrolling Interests in Consolidated Financial Statements—In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company has not completed its evaluation of the potential impact of the adoption of SFAS 160 on consolidated results of operations, cash flows or financial position.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)
(Dollars in thousands, except per share amounts)

4.    Recent Accounting Pronouncements (Continued)

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

        Debt—The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2007 and June 30, 2008. The carrying amount of variable-rate borrowings at June 30, 2008 approximates fair value due to the variable rates of those instruments.

        Interest rate swaps—Fair value was determined based on forward market prices and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.

        The estimated fair values of the Company's financial instruments are as follows:

	December 31, 2007		June 30, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$120,892	$120,892	$116,791	$116,791
Fixed-rate debt	290,985	280,036	288,423	287,250
Variable-rate debt	366,600	366,600	351,600	351,600
Interest rate swaps—asset position	340	340	2,402	2,402

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)
(Dollars in thousands, except per share amounts)

5.    Fair Value of Financial Instruments (Continued)

        The Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") on January 1, 2008. There was no material impact to its results of operations, cash flows or financial position for the quarter or six months ended June 30, 2008. SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

        Level 1—Quoted market prices in active markets for identical assets or liabilities.

        Level 2—Observable market based inputs or unobservable inputs that are corroborated by market data.

        Level 3—Unobservable inputs that are not corroborated by market data.

        The following table summarizes the valuation of the Company's financial instruments by the above SFAS 157 pricing levels as of June 30, 2008:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Cash and cash equivalents	$116,791	$116,791	$—
Fixed-rate debt	287,250	287,250	—
Variable-rate debt	351,600	351,600	—
Derivative instruments—asset position	2,402	—	2,402

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

6.    Goodwill and Intangible Assets

        Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2007	$175,804
Adjustments to goodwill during the period	(340)

Balance at June 30, 2008	$175,464

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)
(Dollars in thousands, except per share amounts)

6.    Goodwill and Intangible Assets (Continued)

        Intangible assets consisted of the following:

	December 31, 2007			June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$70,513	$(27,232)	$43,281	$71,987	$(30,120)	$41,867
Other	9,129	(3,598)	5,531	9,129	(4,455)	4,674

Total amortizing intangible assets	$79,642	$(30,830)	$48,812	$81,116	$(34,575)	$46,541

Intangible assets not subject to amortization			44,409			44,409

Total other intangible assets			$93,221			$90,950

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

        The Company uses a weighted average useful life of 16 years to amortize customer contracts. Other intangible assets subject to amortization are estimated to have a weighted average useful life of three years. Amortization expense for intangible assets subject to amortization was $1,194 and $1,888 for the quarters ended June 30, 2007 and 2008, respectively, and $2,404 and $3,745 for the six months ended June 30, 2007 and 2008, respectively. The intangible assets not subject to amortization represent certificate of needs and regulatory authority rights which have indefinite useful lives.

        Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2008	$7,315
2009	6,673
2010	6,604
2011	6,456
2012	5,837

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)
(Dollars in thousands, except per share amounts)

7.    Other Accrued Liabilities

        Other accrued liabilities consisted of the following:

	December 31, 2007	June 30, 2008
Accrued systems rental and maintenance costs	$1,957	$1,926
Accrued site rental fees	1,593	1,526
Accrued property and sales taxes payable	13,486	14,427
Accrued self-insurance expense	6,865	7,308
Other accrued expenses	9,611	10,061

Total	$33,512	$35,248

8.    Long-Term Debt and Senior Subordinated Credit Facility

        Long-term debt consisted of the following:

	December 31, 2007	June 30, 2008
Term loan facility	$366,600	$351,600
Senior subordinated notes	303,541	300,000
Discount on senior subordinated notes of 8.5%	(12,556)	(11,577)
Equipment debt	13,211	12,846

Long-term debt, including current portion	670,796	652,869
Less current portion	3,627	3,842

Long-term debt	$667,169	$649,027

9.    Derivatives

        In the second quarter of 2004, the Company entered into interest rate swap agreements, with notional amounts of $56,813, $46,813 and $48,438 to manage the future cash interest payments associated with a portion of the Company's variable rate bank debt. These agreements were three years in length. Two of these agreements matured in the second quarter of 2007 and the last agreement matured in the fourth quarter of 2007. As of June 30, 2007, the fair value of the Company's interest rate swap agreements was an accumulated income of $408. Under these arrangements, the Company received three-month LIBOR and paid a fixed rate of 3.15%, 3.89% and 3.69%, respectively. The net effect of the hedges was to record interest expense at fixed rates of 5.65%, 6.39% and 6.19%, respectively, as the debt incurred interest based on three-month LIBOR plus 2.50%. For the quarter and six month period ended June 30, 2007, the Company received net settlement amounts of $314 and $1,017, respectively. Changes in the fair value of the swap agreements were recorded in interest expense each period, as these transactions did not qualify for hedge accounting treatment. For the quarter and six months ended June 30, 2007 the Company recognized interest expense of $647 and $1,318, respectively, based on the change in the fair value of these instruments.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)
(Dollars in thousands, except per share amounts)

9.    Derivatives (Continued)

        In the first quarter of 2005, the Company entered into multiple interest rate collar agreements for its variable rate bank debt. The total underlying notional amount of the debt was $178,000. Under these arrangements the Company purchased a cap on the interest rate of 4.00% and sold a floor of 2.25%. The Company paid a net purchase price of $1,462 for these collars. These agreements were two and three years in length and matured at various dates between January 2007 and January 2008. As of June 30, 2007, the fair value of the Company's interest rate collar agreements was an accumulated income of $1,393. For the quarter and six month period ended June 30, 2007, the Company received a net settlement amount of $468 and $1,096, respectively. For the six month period ended June 30, 2008, the Company received a net settlement amount of $341. The Company designated these collars as cash flow hedges of variable future cash flows associated with its long-term debt. For the quarter ended June 30, 2007, the Company recognized a comprehensive loss, net of tax, of $262, based on the change in fair value of these instruments. For the six months ended June 30, 2007 and 2008, the Company recognized a comprehensive loss, net of tax, of $531, and $205, respectively, based on the change in fair value of these instruments.

        In the first quarter of 2008, the Company entered into two interest rate swap agreements, with a total notional amount of $185,438, to hedge future cash interest payments associated with a portion of the Company's variable rate bank debt (the "2008 swaps"). These agreements are three years in length and mature in 2011. Under the terms of these agreements, the Company receives three-month LIBOR and pays a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the quarter and six month period ended June 30, 2008, the Company received a net settlement amount of $47. The Company has designated these swaps as cash flow hedges of future cash flows associated with its variable rate long-term debt. The Company will record changes in the fair value of the swaps through comprehensive income (loss) during the period these instruments are designated as hedges. For the quarter and six month period ended June 30, 2008, the Company recognized comprehensive income, net of tax, of $2,963 and $1,430, respectively, based on the change in fair value of these instruments. For the quarter and six month period ended June 30, 2008, the Company recognized $12 of ineffectiveness in interest income in the statement of operations, based on the change in fair value of these instruments.

        The Company accounts for derivative instruments and hedging activities in accordance with the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities" ("SFAS 138"), an amendment of SFAS 133. On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS 133 and SFAS 138. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)
(Dollars in thousands, except per share amounts)

9.    Derivatives (Continued)

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

10.    Income Taxes

        For the quarter and six months ended June 30, 2008, the Company recorded a provision for income taxes of $4,156 and $6,833, or 44.8% and 44.5% of the Company's pretax income, respectively. For the quarter and six months ended June 30, 2007, the Company recorded a provision for income taxes of $3,241 and $7,193, or 40.4% and 40.8% of the Company's pretax income, respectively. The Company's effective tax rates were higher than the federal statutory rates primarily as a result of state income taxes and various permanent non-deductible tax items, including share-based compensation, unrecognized tax benefits and other permanent differences.

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

        As of June 30, 2008, the Company has provided a liability for $2,156 for unrecognized tax benefits related to various federal and state income tax matters. This entire amount would reduce the Company's effective income tax rate if recognized.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2008, the Company had approximately $286 in accrued interest and penalties which is included as a component of the $2,156 unrecognized tax benefit noted above.

        The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2007. The Company's state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2003 through 2007. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)
(Dollars in thousands, except per share amounts)

11.    Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Numerator:
Net income	$4,778	$5,122	$10,449	$8,534

Denominator:
Denominator for basic earnings per share—weighted-average shares	50,462	50,318	50,210	50,315
Effect of dilutive securities:
Employee stock options	1,147	1,513	1,143	1,589

Denominator for diluted earnings per share—adjusted weighted-average shares	51,609	51,831	51,353	51,904

Earnings per common share:
Basic	$0.09	$0.10	$0.21	$0.17

Diluted	$0.09	$0.10	$0.20	$0.16

Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	530	942	587	944
Average exercise price per share that exceeds average market price of common stock	$11.79	$10.58	$11.59	$10.58

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

        In the normal course of business, the Company has made certain guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. The Company indemnifies other parties, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against losses arising from certain events as defined within the particular

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)
(Dollars in thousands, except per share amounts)

12.    Commitments and Contingencies (Continued)

contract, which may include, for example, litigation or claims arising from a breach of representations or covenants. In addition, the Company has entered into indemnification agreements with its executive officers and directors and the Company's bylaws contain similar indemnification obligations. Under these arrangements, we are obligated to indemnify, to the fullest extent permitted under applicable law, our current or former officers and directors for various amounts incurred with respect to actions, suits or proceedings in which they were made, or threatened to be made, a party as a result of acting as an officer or director.

        It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At June 30, 2008 the Company has determined that no liability is necessary related to these guarantees and indemnities.

        The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

13.    Related-Party Transactions

        The Company recorded management fees payable to Kohlberg Kravis Roberts & Co. ("KKR") of $30 and $193 for the quarter and six months ended June 30, 2007. As of April 16, 2007 KKR no longer provided financial advisory services.

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

        Revenue from management agreements with unconsolidated equity investees was $4,156 and $4,398 for the quarters ended June 30, 2007 and 2008, respectively, and $8,111 and $9,123 for the six months ended June 30, 2007 and 2008, respectively.

14.    Investments in Unconsolidated Investees

        The Company has direct ownership in six unconsolidated investees at June 30, 2008. The Company owns between 33.3% and 50% of these investees, and provides management services under agreements with five of these investees, expiring at various dates through 2023. At June 30, 2008 the Company also has ownership in an unconsolidated investee of AO. AO owns 50% of this investee and provides management services under an agreement which expires in 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)
(Dollars in thousands, except per share amounts)

14.    Investments in Unconsolidated Investees (Continued)

        Set forth below is certain unaudited financial data for Alliance-HNI, LLC and Subsidiaries, one of the Company's unconsolidated investees (amounts in thousands):

	December 31, 2007	June 30, 2008
Balance Sheet Data:
Current assets	$6,955	$6,556
Noncurrent assets	14,720	17,780
Current liabilities	4,693	4,231
Noncurrent liabilities	4,627	8,248

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Combined Operating Results:
Revenues	$7,096	$6,737	$14,073	$13,642
Expenses	4,839	4,885	9,172	9,426
Net income	2,257	1,852	4,901	4,216
Earnings from unconsolidated investees	1,129	926	2,451	2,108

        Set forth below is certain unaudited financial data for the aggregate of the Company's unconsolidated investees, including Alliance-HNI, LLC and Subsidiaries (amounts in thousands):

	December 31, 2007	June 30, 2008
Combined Balance Sheet Data:
Current assets	$10,904	$10,213
Noncurrent assets	23,147	25,062
Current liabilities	7,760	7,486
Noncurrent liabilities	9,624	11,876

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Combined Operating Results:
Revenues	$9,052	$9,317	$18,209	$18,820
Expenses	6,970	7,197	13,148	14,267
Net income	2,082	2,120	5,061	4,553
Earnings from unconsolidated investees	1,752	1,090	5,236	2,314

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)
(Dollars in thousands, except per share amounts)

15.    Subsequent Events

        On July 29, 2008, the Company purchased all of the outstanding shares of Medical Outsourcing Services, LLC ("MOS"), a mobile provider of PET/CT, based in Naperville, Illinois. MOS currently generates approximately $22 million of annual net revenue and serves approximately 90 clients in nine states, including, Illinois, Indiana, Iowa, Michigan, Missouri, New Jersey, Ohio, Pennsylvania, and Wisconsin. The purchase price was approximately $20 million in cash and assumed indebtedness. The Company financed this acquisition using proceeds from the Company's issuance of 7 1/4% Senior Subordinated Notes in December 2007.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading national provider of outpatient diagnostic imaging services, based upon annual revenue and number of diagnostic imaging systems deployed, and are a provider of radiation oncology services. Our principal sources of revenue are derived from magnetic resonance imaging ("MRI") and positron emission tomography and positron emission tomography/computed tomography ("PET and PET/CT"). We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. We also provide services through a growing number of fixed-site imaging centers, primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which includes only the use of our imaging systems under a short-term contract. We have also leveraged our leadership in MRI, PET and PET/CT to expand into radiation oncology. Our radiation oncology business is operated through our affiliate, Alliance Oncology, LLC and includes a wide range of services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, actual radiation oncology delivery, therapy management and follow-up care. Our services include the use of our linear accelerators, therapists to operate such systems, administrative staff, equipment maintenance and upgrades, and management of day-to-day operations. We also provide stereotactic radiation oncology services through our wholly-owned subsidiary Alliance Radiosurgery, LLC. For the first six months ended June 30, 2008, MRI services and PET and PET/CT services generated 57% and 32% of our revenue, respectively. The remaining revenue was comprised of radiation oncology revenue and other modality diagnostic imaging services revenue, primarily computed tomography (CT) and management contract revenue. We had 492 diagnostic imaging and radiation oncology systems, including 306 MRI systems and 83 PET or PET/CT systems and served over 1,000 clients in 46 states at June 30, 2008. We operated 89 fixed-site imaging centers (five in unconsolidated joint ventures), which constitutes systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups' offices, and free-standing fixed-site imaging centers, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space at June 30, 2008. Of the 89 fixed-site imaging centers, 73 were MRI fixed-site imaging centers, four were PET or PET/CT fixed-site imaging centers, seven were other modality fixed-site imaging centers, and five were in unconsolidated joint ventures. We also operated 18 radiation oncology centers and stereotactic radiosurgery facilities (including two radiation oncology centers in unconsolidated joint ventures) at June 30, 2008.

        Approximately 80% of our revenues for the first six months ended June 30, 2008 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients' behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients' receipt of retail reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

        Approximately 20% of our revenues for the six months ended June 30, 2008 were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenue. Our revenue from these sites is generated from direct billings to patients or their third-party payors, including Medicare, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

        Fixed-site imaging centers and radiation oncology centers can be structured as either wholesale or retail arrangements. Revenues from these centers are included in both our wholesale or retail revenues, respectively.

        On February 8, 2006, the Deficit Reduction Act of 2005 ("DRA") was signed into law. The DRA imposes caps on Medicare payment rates for certain imaging services, including MRI and PET, furnished in physician's offices and other non-hospital based settings. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change applied to services furnished on or after January 1, 2007. The limitation is applicable to the technical components of the services only, which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule. The reimbursement for the technical component under the Physician Fee Schedule generally allows for higher reimbursement than under the hospital outpatient prospective payment system, or HOPPS. The implementation of this reimbursement reduction contained in the DRA had a significant effect on our financial condition and results of operations in 2007 and 2008. On November 1, 2006, the Centers for Medicare and Medicaid Services, or CMS, issued a final determination of Medicare Part B HOPPS reimbursement rates for PET and PET/CT imaging procedures, effective January 1, 2007. For 2007, the national rate for nonmyocardial PET scans was reduced from the rate of $1,150 per scan in 2006 to $855 per scan. The 2007 national rate for myocardial PET scans was reduced from the rate of $800 per single-study myocardial PET and $2,485 per multiple-study myocardial PET in 2006, to $731 per scan (whether it be a single or multiple-study PET). In addition, for 2007, the national rate for nonmyocardial PET/CT scans was reduced from the rate of $1,250 per scan in 2006 to $950 per scan.

        On November 1, 2007, the Centers for Medicare and Medicaid Services, or CMS, released its final determination of Medicare Part B HOPPS reimbursement rates for PET and PET/CT imaging procedures, effective January 1, 2008. For 2008, the national payment rate for nonmyocardial PET and PET/CT scans is $1,057 per scan and the national payment rate for myocardial PET scans is $1,400 per scan. In its final 2008 HOPPS reimbursement rates, CMS also bundled the PET and PET/CT payment for radiopharmaceuticals with the payment for the PET and PET/CT scan. In addition, CMS reduced the 2008 national Medicare HOPPS rate for MRI scans by approximately 3%. On July 3, 2008, CMS released its proposed national 2009 HOPPS payment rates for nonmyocardial PET and PET/CT at $1,059 per scan. For myocardial PET procedures, the proposed 2009 payment rate is $1,143 per scan.

        For full year 2006, we estimate that approximately 5.6% of our revenue was billed directly to the Medicare program. If the DRA had been in effect for full year 2006, we estimate the reduction in Medicare revenue due to the DRA reimbursement rate decrease would have reduced revenue by approximately $9.7 million and the PET and PET/CT Medicare HOPPS reduction would have reduced revenue by approximately $2.8 million. Combined, the DRA and PET and PET/CT Medicare HOPPS rate reductions would have negatively impacted our 2006 revenue and did impact our 2007 revenue by a total of approximately $12.5 million and $14 million, respectively. For 2008, however, the DRA and the net Medicare rate reductions in HOPPS have not had a direct negative effect on revenue and earnings. Also to date, in 2008, the Company has not faced an increase in wholesale pricing pressure for PET and PET/CT as a result of the reductions in Medicare reimbursement rates from the implementation of the DRA and revised PET and PET/CT reimbursements under HOPPS. At this time, however, we cannot predict the impact the rate reductions will have on our future revenues or business.

        In addition, with respect to our retail revenue, the Medicare, Medicaid and SCHIP Extension Act of 2007, which was signed into law on December 29, 2007, eliminated a scheduled 10.1% reduction for 2008 payment rates under the 2008 Medicare Physician Fee Schedule payment rule, and increased the rates by 0.5%. This increase to the annual Medicare Physician Fee Schedule payment update is effective only for Medicare claims with dates of service between January 1, 2008 and June 30, 2008. Beginning July 1, 2008, under a new law, the Medicare Improvement for Patients and Providers Act of 2008 (H.R. 6331), which was enacted on July 15, 2008, not only is the 10.1% reduction continued for the rest of 2008, a 1.1% increase is scheduled for 2009. Also with respect to H.R. 6331, the new legislation requires all suppliers that provide the technical component of diagnostic MRI, CT, PET and nuclear medicine to be accredited by a CMS-designated accreditation organization by January 1, 2012. Though CMS has not yet designated the accreditation organizations, all our facilities are accredited by The Joint Commission.

        Furthermore, on June 30, 2008, CMS released its proposed Medicare Physician Fee Schedule Rule for calendar year 2009, which includes some additional performance standards for suppliers of mobile diagnostic services. If implemented as proposed, suppliers of mobile diagnostic services under certain circumstances will be required to enroll in Medicare and bill directly for these services, regardless of where they are performed. At this time, we are unable to predict whether CMS will finalize the rule as proposed or the impact of the proposed rule on our business.

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

        We have experienced and continue to experience an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers, or OEMs, selling systems directly to certain of our clients. Typically, OEMs target our higher scan volume clients. This increase in activity by OEMs has resulted in overcapacity of systems in the marketplace, especially related to medical groups adding imaging capacity within their practice setting. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace these higher volume clients typically with lower volume clients. In the first six months of 2008, our MRI revenues increased compared to 2007 levels due to an acquisition completed in the fourth quarter of 2007, which was partially offset by the modest decrease in scan volume, and we believe that MRI revenues will modestly decline in future years.

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

        The principal components of selling, general and administrative expenses are sales and marketing costs, corporate overhead costs, provision for doubtful accounts, and share-based payment.

        We record minority interest expense and earnings from unconsolidated investees related to our consolidated and unconsolidated subsidiaries, respectively. These subsidiaries primarily provide shared-service and fixed-site diagnostic imaging and therapeutic services.

Seasonality

        We experience seasonality in the revenues and margins generated for our services. In 2007 and 2008, the first and second quarters had more scanning days than the third and fourth quarters. Third and fourth quarter revenues are affected by holiday and client and patient vacation schedules, resulting in fewer scans during the period. The first quarter of 2008 benefited from one extra calendar day due to leap year. The second half of 2008 has 3.6 less scanning days than the first half of 2008. The variability in margins is higher than the variability in revenues due to the fixed nature of our costs.

Results of Operations

        The following table shows our consolidated statements of operations as a percentage of revenues for each of the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	52.0	51.7	51.7	52.2
Selling, general and administrative expenses	13.0	12.5	13.2	12.8
Severance and related costs	0.2	0.1	0.1	0.1
Depreciation expense	18.6	17.7	18.8	17.8
Amortization expense	1.1	1.5	1.1	1.5
Interest expense, net of interest income	9.3	9.2	9.2	9.5
Loss on extinguishment of debt	—	0.1	—	0.1
Other (income) and expense, net	(0.2)	(0.2)	(0.2)	(0.1)

Total costs and expenses	94.0	92.6	93.9	93.9

Income before income taxes, minority interest expense and earnings from unconsolidated investees	6.0	7.4	6.1	6.1
Income tax expense	2.9	3.3	3.3	2.8
Minority interest expense	0.4	0.8	0.5	0.7
Earnings from unconsolidated investees	(1.6)	(0.9)	(2.4)	(1.0)

Net income	4.3%	4.2%	4.7%	3.6%

        The table below provides MRI statistical information for each of the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
MRI statistics
Average number of total systems	309.1	305.1	309.8	306.1
Average number of scan-based systems	254.5	256.2	255.5	253.1
Scans per system per day (scan-based systems)	9.35	9.33	9.23	9.19
Total number scan-based MRI scans	163,979	163,235	326,779	321,943
Price per scan	$362.28	$378.64	$361.49	$380.57

        The table below provides PET and PET/CT statistical information for each of the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
PET and PET/CT statistics
Average number of systems	72.3	79.4	71.1	78.1
Scans per system per day	6.35	6.25	6.32	6.19
Total number of PET and PET/CT scans	29,150	33,248	56,863	64,248
Price per scan	$1,200	$1,166	$1,210	$1,182

        Following are the components of revenue (in millions):

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Total MRI revenue	$66.9	$68.7	$132.5	$137.0
PET and PET/CT revenue	35.2	39.1	69.4	76.4
Radiation oncology, other modalities and other revenue	9.7	15.0	19.3	28.5

Total	$111.8	$122.8	$221.2	$241.9

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Total fixed-site imaging center revenue (in millions)	$18.6	$24.9	$36.7	$49.2

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007

        Revenue increased $11.0 million, or 9.9%, to $122.8 million in the second quarter of 2008 compared to $111.8 million in the second quarter of 2007 primarily due to an increase in radiation oncology, other modalities and other revenue, PET and PET/CT revenues, and MRI revenues. Radiation oncology, other modalities and other revenue increased $5.3 million, or 55.8%, to $15.0 million in the second quarter of 2008 compared to $9.7 million in the second quarter of 2007 primarily due to an increase in radiation oncology revenue and an increase in management contract revenue. PET and PET/CT revenue in the second quarter of 2008 increased $3.9 million, or 10.9%, compared to the second quarter of 2007. Total PET and PET/CT scan volumes increased 14.1% to 33,248 scans in the second quarter of 2008 from 29,150 scans in the second quarter of 2007, primarily as a result of growth in our core PET business. The average number of PET and PET/CT systems in service increased to 79.4 systems in the second quarter of 2008 from 72.3 systems in the second quarter of 2007. These PET and PET/CT increases were partially offset by a 2.8% decline in the average price per PET and PET/CT scan, to $1,166 per scan in the second quarter of 2008 compared to $1,200 per scan in the second quarter of 2007. Scans per system per day also decreased 1.6% to 6.25 scans per system per day in the second quarter of 2008 from 6.35 scans per system per day in the second quarter of 2007. MRI revenue increased $1.8 million in the second quarter of 2008, or 2.7%. Scan-based MRI revenue increased $2.4 million in the second quarter of 2008, or 4.0%, compared to the second quarter of 2007, to $61.8 million in the second quarter of 2008 from $59.4 million in the second quarter of 2007. This increase is primarily a result of an increase in the average price per MRI scan of $378.64 per scan in the second quarter of 2008 compared to $362.28 per scan in the second quarter of 2007 primarily due to retail revenue associated with New England Health Enterprises ("NEHE") acquisition. Scan-based systems in service increased to 256.2 systems in the second quarter of 2008 from 254.5 systems in the second quarter of 2007. These increases were partially offset by a 0.5% decrease in our scan-based MRI scan volume. Scan-based MRI scan volume decreased to 163,235 scans in the second quarter of 2008 from 163,979 scans in the second quarter of 2007, primarily due to a decrease in client demand. Average scans per system per day also decreased by 0.2% to 9.33 in the second quarter of 2008 from 9.35 in the second quarter of 2007. Non-scan based MRI revenue decreased $0.6 million in the second quarter of 2008 over the same period in 2007. Included in the revenue totals above is fixed-site imaging center revenues, which increased $6.3 million, or 33.9%, to $24.9 million in the second quarter of 2008 from $18.6 million in the second quarter of 2007.

        We had 306 MRI systems at June 30, 2008 compared to 318 MRI systems at June 30, 2007. We had 83 PET and PET/CT systems at June 30, 2008 compared to 75 PET and PET/CT systems at June 30, 2007. We operated 89 fixed-site imaging centers (including five in unconsolidated joint ventures) at June 30, 2008, compared to 77 fixed-site imaging centers (including three in unconsolidated joint ventures) at June 30, 2007. We operated 18 radiation oncology centers and stereotactic radiosurgery facilities (including two radiation oncology centers in unconsolidated joint ventures) at June 30, 2008.

        Cost of revenues, excluding depreciation and amortization, increased $5.3 million, or 9.2%, to $63.5 million in the second quarter of 2008 compared to $58.2 million in the second quarter of 2007. Compensation and related employee expenses increased $1.6 million, or 5.6%, primarily as a result of an increase in average headcount related to acquisitions completed in the fourth quarter of 2007. Maintenance and related costs increased $1.2 million, or 9.8%, due to an increase in service costs related to the addition of radiation oncology systems and an increase in the number of PET/CT systems in operation. Fuel expenses increased $0.6 million, or 44.6%, primarily due to an increase in the average price per gallon of diesel fuel costs. Medical supplies increased $0.6 million, or 12.8%, primarily as a result of an increase in FDG costs, which are used as a component of a PET scan, due to an increase in the number of PET scans. Outside medical services increased $0.5 million, or 27.4%, primarily as a result of an increase in radiologist service costs associated with the NEHE acquisition. Site fees increased $0.4 million, or 39.8%, primarily as a result of an increase in the average number of retail fixed-site imaging centers in operation. All other cost of revenues, excluding depreciation and amortization, increased $0.4 million, or 4.9%. Cost of revenues, as a percentage of revenue, decreased to 51.7% in the second quarter of 2008 from 52.0% in the second quarter of 2007 as a result of the factors described above.

        Selling, general and administrative expenses increased $0.8 million, or 5.1%, to $15.3 million in the second quarter of 2008 compared to $14.5 million in the second quarter of 2007. Professional services increased $0.6 million, or 38.6%, due to an increase in legal costs and consulting services. Share-based payment increased $0.3 million, or 30.3%, in the second quarter of 2008 from the second quarter of 2007 due to new equity awards granted in the first quarter of 2008. Compensation and related employee expenses increased $0.2 million, or 2.4%, primarily as a result of an increase in average headcount related to acquisitions completed in the fourth quarter of 2007. These increases were partially offset by a decrease in bad debt expense of $0.7 million, or 49.9%. The provision for doubtful accounts, as a percentage of revenue, was 0.6% in the second quarter of 2008 compared to 1.3% of revenue in the second quarter of 2007. All other selling, general and administrative expenses increased $0.4 million, or 19.1%. Selling, general and administrative expenses as a percentage of revenue were 12.5% and 13.0% in the second quarter of 2008 and 2007, respectively.

        We recorded severance and related costs of $0.2 million in both the second quarters of 2008 and 2007.

        Depreciation expense increased $0.9 million, or 4.2%, to $21.7 million in the second quarter of 2008 compared to $20.8 million in the second quarter of 2007.

        Amortization expense increased by $0.7 million, or 58.3%, to $1.9 million in the second quarter of 2008 compared to $1.2 million in the second quarter of 2007, primarily due to the incremental amortization expense for intangible assets acquired in conjunction with our acquisitions in the fourth quarter of 2007 and first quarter of 2008.

        Interest expense, net, increased $0.8 million, or 8.3%, to $11.2 million in the second quarter of 2008 compared to $10.4 million in the second quarter of 2007. This increase was primarily related to incremental interest expense associated with the $150.0 million 7 1/4% senior subordinated note offering completed in the fourth quarter of 2007, partially offset by lower interest rates.

        Income tax expense was $4.2 million and $3.2 million in the second quarter of 2008 and 2007, respectively, resulting in effective tax rates of 44.8% and 40.4% in the second quarter of 2008 and 2007, respectively. Our effective tax rates were higher than the federal statutory rates principally as a result of state income taxes and various permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

        Minority interest expense increased $0.5 million, or 121.1%, to $1.0 million in the second quarter of 2008 compared to $0.5 million in the second quarter of 2007.

        Earnings from unconsolidated investees decreased by $0.7 million, or 37.8%, to $1.1 million in the second quarter of 2008 compared to $1.8 million in the second quarter of 2007.

        Our net income was $5.1 million, or $0.10 per share on a diluted basis, in the second quarter of 2008 and $4.8 million, or $0.09 per share on a diluted basis in 2007.

Six Months Ended June 30, 2008 Compared to June 30, 2007

        Revenue increased $20.7 million, or 9.4%, to $241.9 million in the first six months of 2008 compared to $221.2 million in the first six months of 2007 due to an increase in radiation oncology, other modalities and other revenue, PET and PET/CT revenues, and MRI revenues. Radiation oncology, other modalities and other revenue increased $9.2 million, or 47.6%, to $28.5 million in the first six months of 2008 compared to $19.3 million in the first six months of 2007 primarily due to an increase in radiation oncology revenue. PET and PET/CT revenue in the first six months of 2008 increased $7.0 million, or 10.1%, compared to the first six months of 2007. Total PET and PET/CT scan volumes increased 13.0% to 64,248 scans in the first six months of 2008 from 56,863 scans in the first six months of 2007, primarily as a result of growth in our core PET business. The average number of PET and PET/CT systems in service increased to 78.1 systems in the first six months of 2008 from 71.1 systems in the first six months of 2007. These PET and PET/CT increases were partially offset by a 2.3% decline in the average price per PET and PET/CT scan, to $1,182 per scan in the first six months of 2008 compared to $1,210 per scan in the first six months of 2007. Scans per system per day also decreased 2.1%, to 6.19 scans per system per day in the first six months of 2008 from 6.32 scans per system per day in the first six months of 2007. MRI revenue increased $4.5 million in the first six months of 2008, or 3.4%. Scan-based MRI revenue increased $4.4 million in the first six months of 2008, or 3.7%, compared to the first six months of 2007, to $122.5 million in the first six months of 2008 from $118.1 million in the first six months of 2007. This increase is primarily a result of an increase in the average price per MRI scan of $380.57 per scan in the first six months of 2008 compared to $361.49 per scan in the first six months of 2007 primarily due to retail revenue associated with NEHE acquisition. Non-scan based MRI revenue increased $0.1 million in the first six months of 2008 over the same period in 2007. These increases were partially offset by a 1.5% decrease in our scan-based MRI scan volume. Scan-based MRI scan volume decreased to 321,943 scans in the first six months of 2008 from 326,779 scans in the first six months of 2007, primarily due to a decrease in the average number of scan-based systems in service due to lower client demand. Scan-based systems in service decreased to 253.1 systems in the first six months of 2008 from 255.5 systems in the first six months of 2007. Average scans per system per day also decreased by 0.4% to 9.19 in first six months of

2008 from 9.23 in first six months of 2007. Included in the revenue totals above is fixed-site imaging center revenues, which increased $12.5 million, or 34.1%, to $49.2 million in the first six months of 2008 from $36.7 million in the first six months of 2007.

        We had 306 MRI systems at June 30, 2008 compared to 318 MRI systems at June 30, 2007. We had 83 PET and PET/CT systems at June 30, 2008 compared to 75 PET and PET/CT systems at June 30, 2007. We operated 89 fixed-site imaging centers (including five in unconsolidated joint ventures) at June 30, 2008, compared to 77 fixed-site imaging centers (including three in unconsolidated joint ventures) at June 30, 2007. We operated 18 radiation oncology centers and stereotactic radiosurgery facilities (including two radiation oncology centers in unconsolidated joint ventures) at June 30, 2008.

        Cost of revenues, excluding depreciation and amortization, increased $12.0 million, or 10.4%, to $126.3 million in the first six months of 2008 compared to $114.3 million in the first six months of 2007. Compensation and related employee expenses increased $5.2 million, or 9.4%, primarily as a result of an increase in average headcount related to acquisitions completed in the fourth quarter of 2007. Maintenance and related costs increased $1.4 million, or 5.8%, due to an increase in service costs related to the addition of radiation oncology systems and an increase in the number of PET/CT systems in operation. Medical supplies increased $1.2 million, or 12.2%, primarily as a result of an increase in FDG costs, which are used as a component of a PET scan, due to an increase in the number of PET scans. Fuel expenses increased $1.1 million, or 40.3%, primarily due to an increase in the average price per gallon of diesel fuel costs. Outside medical services increased $1.1 million, or 32.2%, primarily as a result of an increase in radiologist service costs associated with the NEHE acquisition. Management contract expenses increased $0.9 million, or 12.6%, as a result of an increase in expenses incurred on behalf of unconsolidated investees. Site fees increased $0.7 million, or 33.8%, primarily as a result of an increase in the average number of retail fixed-site imaging centers in operation. All other cost of revenues, excluding depreciation and amortization, increased $0.4 million, or 3.8%. Cost of revenues, as a percentage of revenue, increased to 52.2% in the first six months of 2008 from 51.7% in the first six months of 2007 as a result of the factors described above.

        Selling, general and administrative expenses increased $1.7 million, or 5.9%, to $31.0 million in the first six months of 2008 compared to $29.3 million in the first quarter of 2007. Share-based payment increased $1.0 million, or 49.6%, in the first six months of 2008 from the first six months of 2007 due to new equity awards granted in the first quarter of 2008. Compensation and related employee expenses increased $0.6 million, or 3.5%, primarily as a result of an increase in average headcount related to acquisitions completed in the fourth quarter of 2007. All other selling, general and administrative expenses increased $0.1 million, or 2.2%. Selling, general and administrative expenses as a percentage of revenue were 12.8% and 13.2% in the first six months of 2008 and 2007, respectively.

        We recorded severance and related costs of $0.3 million in the first six months of 2008 and $0.2 million in the first six months of 2007.

        Depreciation expense increased $1.5 million, or 3.6%, to $43.1 million in the first six months of 2008 compared to $41.6 million in the first six months of 2007.

        Amortization expense increased by $1.3 million, or 55.8%, to $3.7 million in the first six months of 2008 compared to $2.4 million in the first six months of 2007, primarily due to the incremental amortization expense for intangible assets acquired in conjunction with our acquisitions in the fourth quarter of 2007 and first quarter of 2008.

        Interest expense, net, increased $2.6 million, or 12.7%, to $23.1 million in the first six months of 2008 compared to $20.5 million in the first quarter of 2007. This increase was primarily related to incremental interest expense associated with the $150.0 million 7 1/4% senior subordinated note offering completed in the fourth quarter of 2007, partially offset by lower interest rates.

        Income tax expense was $6.8 million and $7.2 million in the first six months of 2008 and 2007, respectively, resulting in effective tax rates of 44.5% and 40.8% in the first six months of 2008 and 2007, respectively. Our effective tax rates were higher than the federal statutory rates principally as a result of state income taxes and various permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

        Minority interest expense increased $0.6 million, or 64.8%, to $1.6 million in the first six months of 2008 compared to $1.0 million in the first six months of 2007.

        Earnings from unconsolidated investees decreased by $2.9 million, or 55.8%, to $2.3 million in the first six months of 2008 compared to $5.2 million in the first six months of 2007, primarily due to a $2.0 million gain on sale from a sale/leaseback transaction in one of the Company's unconsolidated investees as well as a decrease in earnings of unconsolidated investees.

        Our net income was $8.5 million, or $0.16 per share on a diluted basis, in the first six months of 2008 compared to $10.4 million, or $0.20 per share on a diluted basis, in the first six months of 2007.

Liquidity and Capital Resources

        Our primary source of liquidity is cash provided by operating activities. We generated $52.6 million and $43.8 million of cash flow from operating activities in the first six months of 2008 and 2007, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET, other diagnostic imaging and radiation services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts decreased by $0.1 million in the first six months of 2008 compared to the first six months of 2007. Our number of days of revenue outstanding for our accounts receivable was 46 days and 51 days as of June 30, 2008 and 2007, respectively, which we believe is among the more favorable in the healthcare service industry. In addition, as of June 30, 2008, we had $65.1 million of available borrowings under our revolving line of credit.

        We used cash of $35.4 million and $38.1 million for investing activities in the six months ended June 30, 2008 and 2007, respectively. Investing activities in the first six months of 2008 includes $10.7 million used for acquisitions. We expect to continue to use cash for acquisitions in the future. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We incur capital expenditures for the purposes of:

  •
  purchasing new systems;

  •
  replacing less advanced systems with new systems;

  •
  providing upgrades of our MRI, PET and PET/CT, radiation oncology systems and upgrading our corporate infrastructure for future growth.

        Capital expenditures totaled $26.6 million and $34.9 million in the six months ended June 30, 2008 and 2007, respectively. During the first six months of 2008, we purchased nine MRI systems and five PET/CT systems. We traded-in or sold a total of 19 total systems for the six months ended June 30, 2008. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2008 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. Based upon the client demand described above, which dictates the type of equipment purchased, we expect capital expenditures to total approximately $55 to $65 million in 2008.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We provide our services exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

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

        During 2005 we entered into multiple interest rate collar agreements which had a notional amount of $178.0 million. Under the terms of these agreements, we purchased a cap on the interest rate of 4.00% and sold a floor of 2.25%. For the six months ended June 30, 2008, we received a net settlement amount of $0.3 million. For the quarter and six months ended June 30, 2007, we received a net settlement amount of $0.5 million and $1.1 million, respectively, on these collar agreements. The collar agreements matured at various dates between January 2007 and January 2008.

        During the first quarter of 2008 we entered into two interest rate swap agreements with notional amounts of $92.7 million each, to hedge future cash interest payments associated with a portion of the Company's variable rate bank debt (the "2008 swaps"). Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the quarter and six month period ended June 30, 2008, the Company received a net settlement amount of $47. The 2008 swaps are three years in length and mature in 2011.

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

 PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        From time to time, we are involved in routine litigation incidental to the conduct of our business. We believe that none of the litigations currently pending against us will have a material adverse effect on our business.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  The Annual Meeting of Stockholders of Alliance Imaging, Inc. was held on May 23, 2008.

  (b)
  The following nominees were elected as Class I Directors for a three-year term expiring at the 2011 Annual Meeting: Neil F. Dimick, Paul S. Viviano and Curtis S. Lane. The Class II Directors, Anthony B. Helfet and Michael P. Harmon, whose terms expire at the 2009 Annual Meeting, and the Class III Directors, Edward L. Samek and Aaron A. Bendikson, whose terms expire at the 2010 Annual Meeting, continue to serve on our Board of Directors.

  (c)
  Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposal and Vote Tabulation

	Votes Cast			Broker
	For	Against	Abstain	Non-votes
Approval of the appointment of Deloitte & Touche LLP as independent registered public accounting firm for the fiscal year ending December 31, 2008	48,253,773	204,126	15,035	—
Approval of the form of Indemnification Agreement for directors and officers and ratification of existing Indemnification Agreements	48,008,834	444,733	19,364	—
Approval of the amendment to the 1999 Equity Plan	43,953,839	1,982,763	478,216	2,058,117

Election of Directors

Director	Votes Received	Votes Withheld
Neil F. Dimick	46,576,363	1,896,572
Paul S. Viviano	47,753,698	719,237
Curtis S. Lane	46,749,028	1,723,907

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

ALLIANCE IMAGING, INC.

August 8, 2008	By:	/s/ PAUL S. VIVIANO Paul S. Viviano Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

August 8, 2008	By:	/s/ HOWARD K. AIHARA Howard K. Aihara Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 8, 2008	By:	/s/ NICHOLAS A. POAN Nicholas A. Poan Senior Vice President, Corporate Finance and Chief Accounting Officer (Principal Accounting Officer)

QuickLinks

ALLIANCE IMAGING, INC. FORM 10-Q June 30, 2008
Index
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
ALLIANCE IMAGING, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands)
ALLIANCE IMAGING, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited) (in thousands, except per share amounts)
ALLIANCE IMAGING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
ALLIANCE IMAGING, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 (Unaudited) (Dollars in thousands, except per share amounts)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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