Form 10-Q
period 2008-09-30
ALLIANCE IMAGING INC /DE/
filed 2008-11-07
CIK 817135

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2008

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2008:

Common Stock, $.01 par value, 51,134,346 shares

 ALLIANCE IMAGING, INC.
FORM 10-Q
September 30, 2008

Index

 PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	December 31, 2007	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$120,892	$120,691
Accounts receivable, net of allowance for doubtful accounts	58,439	64,747
Deferred income taxes	16,091	16,091
Prepaid expenses and other current assets	5,637	5,988
Other receivables	7,304	6,457

Total current assets	208,363	213,974
Equipment, at cost	777,212	803,911
Less accumulated depreciation	(434,364)	(470,458)

Equipment, net	342,848	333,453
Goodwill	175,804	182,701
Other intangible assets, net	93,221	102,783
Deferred financing costs, net	8,460	7,705
Other assets	21,111	35,924

Total assets	$849,807	$876,540

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,622	$19,213
Accrued compensation and related expenses	17,976	19,226
Accrued interest payable	4,912	9,316
Other accrued liabilities	33,512	43,659
Current portion of long-term debt	3,627	5,066

Total current liabilities	80,649	96,480
Long-term debt, net of current portion	376,184	361,286
Senior subordinated notes	290,985	288,953
Minority interests and other liabilities	6,271	9,970
Deferred income taxes	92,062	96,785

Total liabilities	846,151	853,474
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock	509	510
Treasury stock	(61)	(61)
Additional paid-in (deficit) capital	(1,470)	3,289
Accumulated comprehensive income (loss)	205	(10)
Retained earnings	4,473	19,338

Total stockholders' equity	3,656	23,066

Total liabilities and stockholders' equity	$849,807	$876,540

See accompanying notes.

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenues	$110,162	$128,125	$331,324	$370,027
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	58,829	67,047	173,158	193,316
Selling, general and administrative expenses	13,439	15,876	42,710	46,878
Severance and related costs	282	127	522	453
Depreciation expense	20,450	21,894	62,039	64,972
Amortization expense	1,139	2,470	3,543	6,215
Interest expense, net of interest income	9,953	10,706	30,415	33,771
Loss on extinguishment of debt	—	—	—	61
Other (income) expense, net	8	(140)	(523)	(473)

Total costs and expenses	104,100	117,980	311,864	345,193

Income before income taxes, minority interest expense and earnings from unconsolidated investees	6,062	10,145	19,460	24,834
Income tax expense	3,006	4,165	10,199	10,998
Minority interest expense	323	884	1,315	2,520
Earnings from unconsolidated investees	(1,214)	(1,235)	(6,450)	(3,549)

Net income	$3,947	$6,331	$14,396	$14,865

Comprehensive income, net of taxes:
Net income	$3,947	$6,331	$14,396	$14,865
Unrealized loss on hedging transactions, net of taxes	(312)	(1,440)	(843)	(215)

Comprehensive income	$3,635	$4,891	$13,553	$14,650

Earnings per common share:
Basic	$0.08	$0.13	$0.29	$0.30

Diluted	$0.08	$0.12	$0.28	$0.29

Weighted average number of shares of common stock and common stock equivalents:
Basic	50,273	50,367	50,158	50,332
Diluted	51,815	52,073	51,843	51,945

See accompanying notes.

ALLIANCE IMAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2008
Operating activities:
Net income	$14,396	$14,865
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,491	3,838
Share-based payment	2,716	3,966
Depreciation and amortization	65,582	71,187
Amortization of deferred financing costs	1,267	1,728
Accretion of discount on senior subordinated notes	—	1,509
Adjustment of derivatives to fair value	1,501	(682)
Distributions greater than undistributed earnings from investees	155	844
Deferred income taxes	7,606	5,080
Excess tax benefit from share-based payment arrangements	(593)	(218)
Gain on sale of assets	(523)	(473)
Loss on extinguishment of debt	—	61
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,285)	(6,744)
Prepaid expenses and other current assets	(1,625)	62
Other receivables	(517)	777
Other assets	(3,635)	(8,389)
Accounts payable	(3,012)	(7,152)
Accrued compensation and related expenses	1,071	935
Accrued interest payable	2,947	4,403
Income taxes payable	(637)	—
Other accrued liabilities	(3,594)	7,451
Minority interests and other liabilities	1,044	3,699

Net cash provided by operating activities	80,355	96,747

Investing activities:
Equipment purchases	(45,166)	(41,192)
Decrease in deposits on equipment	9,681	1,192
Purchases of marketable securities	(39,850)	—
Proceeds from sale of marketable securities	11,275	—
Acquisitions, net of cash received	—	(34,582)
Increase in cash in escrow	—	(3,105)
Proceeds from sale of assets	2,819	2,713

Net cash used in investing activities	(61,241)	(74,974)

Financing activities:
Principal payments on equipment debt	(2,138)	(3,589)
Proceeds from equipment debt	138	396
Principal payments on term loan facility	(600)	(15,000)
Principal payments on revolving loan facility	(7,000)	—
Proceeds from revolving loan facility	7,000	—
Principal payments on senior subordinated notes	—	(3,541)
Payments of debt issuance costs	(310)	(973)
Payments of debt retirement costs	—	(61)
Proceeds from exercise of employee stock options	1,089	576
Excess tax benefit from share-based payment arrangements	593	218

Net cash used in financing activities	(1,228)	(21,974)

Net increase (decrease) in cash and cash equivalents	17,886	(201)
Cash and cash equivalents, beginning of period	16,440	120,892

Cash and cash equivalents, end of period	$34,326	$120,691

Supplemental disclosure of cash flow information:
Interest paid	$25,877	$28,873
Income taxes paid, net of refunds	3,270	5,491
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$1,405	$293
Capital lease obligations assumed for the purchase of equipment debt	3,518	2,438
Comprehensive loss from hedging transactions, net of taxes	(843)	(215)
Equipment debt assumed in connection with acquisitions	—	2,296
Equipment purchases in accounts payable	269	5,442

See accompanying notes.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates

         Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance Imaging, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2007.

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

2. Transactions

        Effective October 1, 2007, the Company purchased the assets of Diagnostic Radiology Systems, Inc., a mobile provider of magnetic resonance imaging ("MRI") and positron emission tomography/computed tomography ("PET/CT"), with operations in a certificate of need state. The purchase price consisted of $8,620 in cash and transaction costs. The acquisition was financed using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $2,148 and acquired intangible assets of $2,240, of which $1,520 was assigned to customer contracts, which is amortized over eight years, $510 was assigned to the non-compete agreement, which is amortized over one year, and $210 was assigned to certificates of needs, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The preliminary values above were subject to adjustment for up to one year after the close of the transaction as a result of changes in the original valuation of assets and liabilities acquired. During the nine months ended September 30, 2008, the Company increased goodwill by $7 as a result of changes in the original valuation of assets and liabilities acquired. The year ended December 31, 2007 included three months of operations from this acquisition. The Company has not included pro forma

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share amounts)

2. Transactions (Continued)

information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        Effective November 2, 2007, Alliance Oncology, LLC ("AO"), an affiliate of the Company, purchased the assets of eight radiation oncology centers in Alabama, Arkansas, Mississippi, and Missouri from Bethesda Resources, Inc., a wholly-owned subsidiary of Sonix, Inc. Many of these centers are sole community providers and are located on or near hospital campuses. Several of these radiation oncology centers operate under certificates of need. The purchase price consisted of $36,500 in cash and $800 in assumed liabilities and transaction costs. The acquisition was financed using internally generated funds and capital leases. As a result of this acquisition, the Company recorded goodwill of $4,246 and acquired intangible assets of $31,230, of which $2,230 was assigned to the physician network, which is amortized over seven years and $29,000 was assigned to certificates of needs, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The preliminary values above are subject to adjustment for up to one year after the close of the transaction as a result of changes in the original valuation of assets and liabilities acquired. During the nine months ended September 30, 2008, the Company decreased goodwill by $72 as a result of changes in the original valuation of assets and liabilities acquired. The year ended December 31, 2007 included approximately two months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        Effective November 5, 2007, the Company purchased all of the outstanding shares of the New England Health Enterprises Business Trust and all of the outstanding membership interests of New England Imaging Management, LLC, a fixed-site provider of MRI and computed tomography ("CT"), collectively referred to as New England Health Enterprises, or NEHE. NEHE operates seven fixed-site imaging centers and one mobile MRI system in Maine and Massachusetts. The total purchase price was $46,905, which consisted of $44,635 in cash, $2,270 in cash which is being held in an escrow account, and $4,592 in assumed liabilities and transaction costs. The acquisition was financed using internally generated funds, borrowings under an Acquisition Credit Facility and capital leases. The Company recorded total goodwill of $19,341, which includes $10,947 of goodwill related to deferred tax liabilities recorded for basis differences in intangible assets as a result of the acquisition. None of the goodwill recorded is deductible for tax purposes. The Company acquired intangible assets of $29,000, of which $15,700 was assigned to the physician network, which is amortized over 15 years, $3,800 was assigned to the non-compete agreement, which is amortized over five years, and $9,500 was assigned to certificates of need held by NEHE, which have indefinite useful lives and are not subject to amortization. These assets were recorded at fair value at the acquisition date. The acquisition included $2,270 for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification and contingent consideration based on certain performance target requirements, which will be resolved over the next one to three years. When the contingencies are resolved and consideration is distributable from the escrow account, the Company will record the fair value of the consideration as additional purchase price to goodwill. The preliminary values above are subject to adjustment for up to one year after the close of the transaction as a result of changes in the original

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share amounts)

2. Transactions (Continued)

valuation of assets and liabilities acquired. During the nine months ended September 30, 2008, the Company decreased goodwill by $681 as a result of changes in the original valuation of assets and liabilities acquired. The year ended December 31, 2007 included approximately two months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        In the first quarter of 2008, the Company purchased six CyberKnife® robotic radiosurgery facilities from Accuray, Inc. The radiosurgery systems are currently providing radiosurgery services at hospitals located in California, Maryland, New Jersey and Tennessee. The purchase price totaled $10,287 in cash and $732 in transaction costs. The acquisition was financed using proceeds from the Company's issuance of additional 7 1/4% Senior Subordinated Notes in December 2007. As a result of this acquisition, the Company recorded acquired intangible assets of $1,459, which was assigned to customer contracts and will be amortized over seven years. The intangible assets were recorded at fair value at the acquisition date. All recorded intangible assets are capitalized for tax purposes and amortized over 15 years. The preliminary values above are subject to adjustment for up to one year after the close of the transaction as a result of changes in the original valuation of assets and liabilities acquired. The nine months ended September 30, 2008 included approximately six months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        In the third quarter of 2008, the Company purchased all of the outstanding membership interests of Medical Outsourcing Services, LLC ("MOS"), a mobile provider of PET/CT, based in Naperville, Illinois. MOS currently operates in nine states, including, Illinois, Indiana, Iowa, Michigan, Missouri, New Jersey, Ohio, Pennsylvania, and Wisconsin. The total purchase price was $24,335, which consisted of $17,271 in cash, $2,500 in cash which is being held in an escrow account, and $4,564 in assumed liabilities and transaction costs. The Company financed this acquisition using internally generated funds and proceeds from the Company's issuance of 7 1/4% Senior Subordinated Notes in December 2007. As a result of this acquisition, the Company recorded goodwill of $4,003 and acquired intangible assets of $11,750, of which $3,600 was assigned to the physician network, which is amortized over five years, $5,550 was assigned to customer relationships, which is amortized over ten years and $2,600 was assigned to a non-compete agreement, which is amortized over three years. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The acquisition included $2,500 for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification, which will be resolved over the next three years. When the contingencies are resolved and consideration is distributable from the escrow account, the Company will record the fair value of the consideration as additional purchase price to goodwill. The preliminary values above are subject to adjustment for up to one year after the close of the transaction as a result of changes in the original valuation of assets and liabilities acquired. The nine months ended September 30, 2008 included three months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share amounts)

2. Transactions (Continued)

        In the third quarter of 2008, the Company purchased all of the outstanding membership interests of RAMIC Des Moines, LLC ("RAMIC"), a single modality center providing MRI services in West Des Moines, Iowa. The total purchase price was $7,935, which consisted of $7,216 in cash, $605 in cash which is being held in an escrow account, and $114 in assumed liabilities and transaction costs. The Company financed this acquisition using internally generated funds and proceeds from the Company's issuance of 7 1/4% Senior Subordinated Notes in December 2007. As a result of this acquisition, the Company recorded goodwill of $3,049 and acquired intangible assets of $2,450, of which $1,700 was assigned to the physician network, which is amortized over five years and $750 was assigned to certificates of need held by RAMIC, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The acquisition included $605 for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification, which will be resolved over the next year. When the contingencies are resolved and consideration is distributable from the escrow account, the Company will record the fair value of the consideration as additional purchase price to goodwill. The preliminary values above are subject to adjustment for up to one year after the close of the transaction as a result of changes in the original valuation of assets and liabilities acquired. The nine months ended September 30, 2008 included approximately two months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

3. Share-Based Payment

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

Stock Option Plans and Awards

        In November 1999, the Company adopted an employee stock option plan (the "1999 Equity Plan") pursuant to which options and awards with respect to a total of 6,325,000 shares of the Company's common stock became available for grant. On May 30, 2007 the Company adopted an amendment to

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share amounts)

3. Share-Based Payment (Continued)

the 1999 Equity Plan which increased the number of shares available to be awarded to 8,025,000 shares. As of September 30, 2008, a total of 1,465,260 shares are available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to fair value of the Company's common stock at the date of grant, except as noted below. All options have 10-year terms. Options granted after January 1, 2008 are time options which vest 25% each year, over four years. For options granted prior to January 1, 2008, initial stock option grants were comprised 50% of "time options" and 50% of "performance options." The time options have a five-year vesting schedule, vesting 20% per year. The performance options cliff vest after eight years, however, in the event certain operating performance targets are met, up to 20% of the performance options may vest each year, accelerating the vesting period up to five years. Prior to January 1, 2008, subsequent stock options granted under the 1999 Equity Plan to employees were always time options which vest 5% in the first year, 20% in the second year and 25% in years three through five.

        In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company's common stock, of which 35,000 options were outstanding at September 30, 2008. The exercise prices of these options and the fair value of the Company's common stock on the grant date were $5.60 and $9.52 per share, respectively.

        The Company uses the Black-Scholes option pricing model to value the share-based payment associated with stock-based awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the table below. In addition, forfeitures are estimated when recognizing share-based payment and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of share-based payment to be recognized in future periods. The Company records share-based payment for stock options granted with exercise prices below the fair value of the Company's common stock at the date of grant and for certain stock options subject to amended performance targets under the 1999 Equity Plan, as discussed below.

        The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Quarter Ended September 30,	Nine Months Ended September 30,
	2007	2007	2008
Risk free interest rate	4.68%	4.72%	3.44%
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	57.4%	60.5%	53.2%
Average expected life (in years)	6.43	6.55	6.25

        There were no stock options granted during the quarter ended September 30, 2008.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share amounts)

3. Share-Based Payment (Continued)

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

        The following table summarizes the Company's stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	3,805,920	$6.36
Granted	448,000	9.26
Exercised	(123,795)	4.73
Canceled	(110,900)	7.99

Outstanding at September 30, 2008	4,019,225	$6.69	6.50	$15,186

Vested and expected to vest in the future at September 30, 2008	3,445,980	$6.66	6.32	$12,438
Exercisable at September 30, 2008	1,941,695	$6.07	4.97	$8,615

        The weighted average grant-date fair value of options granted during the quarter ended September 30, 2007 was $5.55 per share. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2007 and 2008 was $4.58 per share and $5.07 per share, respectively. The total intrinsic value of options exercised during the quarters ended September 30, 2007 and 2008 was $69 and $677, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2008 was $1,556 and $759, respectively. The total cash received from employees as a result of stock option exercises was $70 and $493 for the quarters ended September 30, 2007 and 2008, respectively. The total cash received from employees as a result of stock option exercises was $1,089 and $576 for the nine months ended September 30, 2007 and 2008, respectively.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share amounts)

3. Share-Based Payment (Continued)

        The following table summarizes the Company's unvested stock option activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	2,182,855	$3.88
Granted	448,000	5.07
Vested	(457,775)	3.57
Canceled	(95,550)	4.56

Unvested at September 30, 2008	2,077,530	$4.17

        At September 30, 2008, the total unrecognized fair value share-based payment related to unvested stock options granted to both employees and non-employees was $4,530 which is expected to be recognized over a remaining weighted-average period of 2.59 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations. The total fair value of shares vested during the quarter and nine months ended September 30, 2007 was $46, and $2,032, respectively. The total fair value of shares vested during the quarter and nine months ended September 30, 2008 was $47, and $1,633, respectively.

Restricted Stock Awards

        The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2007 and the first nine months of 2008, the Company granted 625,000 and 90,000 restricted stock awards ("awards") to certain employees of the Company. These awards cliff vest after three years, provided that the employee remains continuously employed through the issuance date. For the quarter and nine months ended September 30, 2007 the Company recorded share-based payment related to these grants of $254 and $752, respectively. For the quarter and nine months ended September 30, 2008 the Company recorded share-based payment related to these grants of $473 and $1,395, respectively. The weighted average grant-date fair value of restricted stock awards granted during the nine months ended September 30, 2007 and 2008 was $6.65 and $9.26 per share, respectively.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share amounts)

3. Share-Based Payment (Continued)

        The following table summarizes the Company's unvested restricted stock activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	625,000	$6.65
Granted	90,000	9.26
Vested	(3,300)	9.26
Canceled	(6,700)	9.26

Unvested at September 30, 2008	705,000	$6.95

        At September 30, 2008, the total unrecognized fair value share-based payment related to restricted stock awards granted to employees was $2,291, which is expected to be recognized over a remaining weighted-average period of 1.37 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations.

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

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share amounts)

3. Share-Based Payment (Continued)

Stock Bonus Award

        During 2006 and 2007, the Company granted stock bonus awards to certain employees of the Company. On the issuance date, the Company issued a number of shares of the Company's common stock ("shares"), equal to the award divided by the fair market value of the shares at that time, provided that the employee remained continuously employed through the issuance date. For the quarter and nine months ended September 30, 2007, the Company recorded share-based payment related to these grants of $83 and $417, respectively. For the quarter and nine months ended September 30, 2008 the Company recorded share based payment related to these grants of $125 and $375, respectively.

        At September 30, 2008, the total unrecognized fair value share-based payment related to the stock bonus awards granted to employees is $417, which is expected to be recognized over a remaining weighted-average period of 0.85 year. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations.

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

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

         Debt—The fair value of our publicly traded notes was based on the prices of those notes at December 31, 2007 and September 30, 2008. The carrying amount of variable-rate borrowings at September 30, 2008 approximates fair value due to the variable rates of those instruments.

         Interest rate swaps—Fair value was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.

        The estimated fair values of the Company's financial instruments are as follows:

	December 31, 2007		September 30, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$120,892	$120,892	$120,691	$120,691
Fixed-rate debt	290,985	280,036	288,953	279,375
Variable-rate debt	366,600	366,600	351,600	351,600
Interest rate swaps—asset position	340	340	668	668

        The Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") on January 1, 2008. There was no material impact to the results of operations, cash flows or financial position for the quarter or nine months ended September 30, 2008. SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

         Level 1—Quoted market prices in active markets for identical assets or liabilities.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share amounts)

5. Fair Value of Financial Instruments (Continued)

         Level 2—Observable market based inputs or unobservable inputs that are corroborated by market data.

         Level 3—Unobservable inputs that are not corroborated by market data.

        The following table summarizes the valuation of the Company's financial instruments by the above SFAS 157 pricing levels as of September 30, 2008:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$120,691	$120,691	$—	$—
Fixed-rate debt	279,375	—	279,375	—
Variable-rate debt	351,600	—	—	351,600
Derivative instruments—asset position	668	—	668	—

        The Company's derivative instruments are pay-fixed, receive-variable interest rate swaps based on London Interbank Offered Rate ("LIBOR") swap rate. The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements. SFAS 157 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty's credit worthiness when in an asset position and the Company's creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments.

        The following table summarizes the changes in fair value of the Company's financial instruments that are classified as Level 3 as of September 30, 2008 and 2007, respectively. There we no principal payments made in the three months ended September 30, 2008 or 2007, respectively.

	Balance at December 31, 2007	Payments	Balance at September 30, 2008
Variable-rate debt	$366,600	$(15,000)	$351,600

	Balance at December 31, 2006	Payments	Balance at September 30, 2007
Variable-rate debt	$367,200	$(600)	$366,600

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share amounts)

6. Goodwill and Intangible Assets

        Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2007	$175,804
Goodwill acquired during the period	7,545
Adjustments to goodwill during the period	(648)

Balance at September 30, 2008	$182,701

        Intangible assets consisted of the following:

	December 31, 2007			September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$70,513	$(27,232)	$43,281	$82,832	$(31,944)	$50,888
Other	9,129	(3,598)	5,531	11,837	(5,101)	6,736

Total amortizing intangible assets	$79,642	$(30,830)	$48,812	$94,669	$(37,045)	$57,624

Intangible assets not subject to amortization			44,409			45,159

Total other intangible assets			$93,221			$102,783

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

        The Company uses a weighted average useful life of 15 years to amortize customer contracts. Other intangible assets subject to amortization are estimated to have a weighted average useful life of three years. Amortization expense for intangible assets subject to amortization was $1,139 and $2,470 for the quarters ended September 30, 2007 and 2008, respectively, and $3,543 and $6,215 for the nine months ended September 30, 2007 and 2008, respectively. The intangible assets not subject to amortization represent certificate of needs and regulatory authority rights which have indefinite useful lives.

        Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2008	$8,587
2009	9,170
2010	9,101
2011	8,520
2012	7,848

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share amounts)

7. Other Accrued Liabilities

        Other accrued liabilities consisted of the following:

	December 31, 2007	September 30, 2008
Accrued systems rental and maintenance costs	$1,957	$2,349
Accrued site rental fees	1,593	1,337
Accrued property and sales taxes payable	13,486	14,428
Accrued self-insurance expense	6,865	7,204
Other accrued expenses	9,611	18,341

Total	$33,512	$43,659

        In the third quarter of 2008, the Company and University of Pittsburgh Medical Center Specialty Programs, LLC ("UPMC") amended and restated the Limited Liability Company Agreement of AO. Under the amended agreement, the Company has the right to purchase and UPMC has the right to sell the UPMC membership interest in AO to the Company for $6,524, plus any capital contributions made by UPMC ("the put/call price"), until August 3, 2009. After August 3, 2009, for a period of one year, the put/call price will increase to $7,524, plus any capital contributions made by UPMC. As of September 30, 2008, the Company has recorded an asset in other assets and a liability in other accrued liabilities of $6,524 related to this agreement.

8. Long-Term Debt and Senior Subordinated Credit Facility

        Long-term debt consisted of the following:

	December 31, 2007	September 30, 2008
Term loan facility	$366,600	$351,600
Senior subordinated notes	303,541	300,000
Discount on senior subordinated notes of 8.5%	(12,556)	(11,047)
Equipment debt	13,211	14,752

Long-term debt, including current portion	670,796	655,305
Less current portion	3,627	5,066

Long-term debt	$667,169	$650,239

9. Derivatives

        In the second quarter of 2004, the Company entered into interest rate swap agreements, with notional amounts of $56,813, $46,813 and $48,438 to manage the future cash interest payments associated with a portion of the Company's variable rate bank debt. These agreements were three years in length. Two of these agreements matured in the second quarter of 2007 and the last agreement matured in the fourth quarter of 2007. As of September 30, 2007, the fair value of the Company's interest rate swap agreements was an accumulated income of $224. Under these arrangements, the

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share amounts)

9. Derivatives (Continued)

Company received three-month LIBOR and paid a fixed rate of 3.15%, 3.89% and 3.69%, respectively. The net effect of the hedges was to record interest expense at fixed rates of 5.65%, 6.39% and 6.19%, respectively, as the debt incurred interest based on three-month LIBOR plus 2.50%. For the nine month period ended September 30, 2007, the Company received net settlement amounts of $1,017. Changes in the fair value of the swap agreements were recorded in interest expense each period, as these transactions did not qualify for hedge accounting treatment. For the quarter and nine months ended September 30, 2007 the Company recognized interest expense of $184 and $1,502, respectively, based on the change in the fair value of these instruments.

        In the first quarter of 2005, the Company entered into multiple interest rate collar agreements for its variable rate bank debt. The total underlying notional amount of the debt was $178,000. Under these arrangements the Company purchased a cap on the interest rate of 4.00% and sold a floor of 2.25%. The Company paid a net purchase price of $1,462 for these collars. These agreements were two and three years in length and matured at various dates between January 2007 and January 2008. As of September 30, 2007, the fair value of the Company's interest rate collar agreements was an accumulated income of $873. For the quarter and nine month period ended September 30, 2007, the Company received net settlement amounts of $477 and $1,568, respectively. For the nine month period ended September 30, 2008, the Company received net settlement amounts of $341. The Company designated these collars as cash flow hedges of variable future cash flows associated with its long-term debt. For the quarter ended September 30, 2007, the Company recognized a comprehensive loss, net of tax, of $312, based on the change in fair value of these instruments. For the nine months ended September 30, 2007 and 2008, the Company recognized a comprehensive loss, net of tax, of $843, and $205, respectively, based on the change in fair value of these instruments.

        In the first quarter of 2008, the Company entered into two interest rate swap agreements in accordance with Company policy in order to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The swap agreements, with a total notional amount of $185,438, were entered into to hedge future cash interest payments associated with a portion of the Company's variable rate bank debt (the "2008 swaps"). These agreements are three years in length and mature in 2011. Under the terms of these agreements, the Company receives three-month LIBOR and pays a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the quarter and nine month period ended September 30, 2008, the Company paid net settlement amounts of $119 and $73, respectively. The Company has designated these swaps as cash flow hedges of future cash flows associated with its variable rate long-term debt. The Company will record effective changes in the fair value of the swaps through comprehensive income (loss) during the period these instruments are designated as hedges. Comprehensive income (loss) is released to interest expense on a monthly basis as the underlying debt payments are recognized in earnings. For the quarter and nine month periods ended September 30, 2008, the Company recognized comprehensive loss, net of tax, of $1,440 and $215, respectively, based on the change in fair value of these instruments. For the quarter and nine month periods ended September 30, 2008, the Company recognized $1,362 and $1,374 in interest income related to ineffectiveness on the 2008 swaps, based on the change in fair value of these instruments. For the quarter and nine months ended September 30, 2008, the ineffectiveness recognized

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share amounts)

9. Derivatives (Continued)

in interest income was partially offset by the write down to zero for one of the 2008 swaps. This swap is with Lehman Commercial Paper, Inc. ("LCPI"), and had an asset position of $692 at September 30, 2008.

        On September 15, 2008, Lehman Brothers Holding, Inc. ("LHI") filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. On October 6, 2008, LCPI filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. One of the Company's 2008 swaps with a notional amount of $92,719, which expires January 31, 2011, is with LCPI. As of September 12, 2008 hedge accounting was terminated and all further changes in the fair market value of the swap are being recorded in interest expense. Comprehensive income (loss) related to effective unrealized gains or losses on the fair value of the swap through September 12, 2008 remain in accumulated comprehensive income (loss) on the balance sheet and will be amortized into interest expense as the underlying interest payments are recognized in earnings. The swap was valued using the income approach with observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount. The fair market value of the swap at September 30, 2008 was an asset of $692 which was adjusted to zero as collectability was deemed uncertain due to the LHI bankruptcy filing. The Company included the write down of the asset in interest expense for the quarter and nine months ended September 30, 2008. See Note 15 for additional details.

        The Company accounts for derivative instruments and hedging activities in accordance with the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities" ("SFAS 138"), an amendment of SFAS 133. On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS 133 and SFAS 138. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company's derivatives are recorded on the balance sheet at their fair value. For derivatives accounted for as cash flow hedges any effective unrealized gains or losses on fair value are included in comprehensive income (loss), net of tax and any ineffective gains or losses are recognized in income immediately.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share amounts)

10. Income Taxes

        For the quarter and nine months ended September 30, 2008, the Company recorded a provision for income taxes of $4,165 and $10,998, or 39.7% and 42.5% of the Company's pretax income, respectively. For the quarter and nine months ended September 30, 2007, the Company recorded a provision for income taxes of $3,006 and $10,199, or 43.2% and 41.5% of the Company's pretax income, respectively. The Company's effective tax rates were higher than the federal statutory rates primarily as a result of state income taxes and various permanent non-deductible tax items, including share-based payment, unrecognized tax benefits and other permanent differences.

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

        As of September 30, 2008, the Company has provided a liability of $2,016 for unrecognized tax benefits related to various federal and state income tax matters. This entire amount would reduce the Company's effective income tax rate if recognized.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2008, the Company had approximately $302 in accrued interest and penalties which is included as a component of the $2,016 unrecognized tax benefit noted above.

        The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2005 through 2007. The Company's state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2003 through 2007. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share amounts)

11. Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Numerator:
Net income	$3,947	$6,331	$14,396	$14,865

Denominator:
Denominator for basic earnings per share—weighted-average shares	50,273	50,367	50,158	50,332
Effect of dilutive securities: Employee stock options	1,542	1,706	1,685	1,613

Denominator for diluted earnings per share—adjusted weighted-average shares	51,815	52,073	51,843	51,945

Earnings per common share:
Basic	$0.08	$0.13	$0.29	$0.30

Diluted	$0.08	$0.12	$0.28	$0.29

Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	531	383	547	458
Average exercise price per share that exceeds average market price of common stock	$11.76	$12.39	$11.78	$11.96

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

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At September 30, 2008, the Company has determined that no liability is necessary related to these guarantees and indemnities.

        The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

13. Related-Party Transactions

        The Company recorded management fees payable to Kohlberg Kravis Roberts & Co. ("KKR") of $193 for the nine months ended September 30, 2007. As of April 16, 2007, KKR no longer provided financial advisory services.

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

        Revenue from management agreements with unconsolidated equity investees was $4,579 and $4,283 for the quarters ended September 30, 2007 and 2008, respectively, and $12,690 and $13,406 for the nine months ended September 30, 2007 and 2008, respectively.

14. Investments in Unconsolidated Investees

        The Company has direct ownership in five unconsolidated investees at September 30, 2008. The Company owns between 33.3% and 50% of these investees, and provides management services under agreements with four of these investees, expiring at various dates through 2023. At September 30, 2008, the Company also has ownership in an unconsolidated investee of AO. AO owns 50% of this investee and provides management services under an agreement which expires in 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share amounts)

14. Investments in Unconsolidated Investees (Continued)

        Set forth below is certain unaudited financial data for Alliance-HNI, LLC and its subsidiaries, one of the Company's unconsolidated investees (amounts in thousands):

	December 31,	September 30,
	2007	2008
Balance Sheet Data:
Current assets	$6,955	$6,478
Noncurrent assets	14,720	16,533
Current liabilites	4,693	5,018
Noncurrent liabilites	4,627	6,295

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Combined Operating Results:
Revenues	$7,280	$7,076	$21,353	$20,718
Expenses	5,036	4,659	14,208	14,085
Net income	2,244	2,417	7,145	6,633
Earnings from unconsolidated investee	1,122	1,180	3,573	3,288

        Set forth below is certain unaudited financial data for the aggregate of the Company's unconsolidated investees, including Alliance-HNI, LLC and its subsidiaries (amounts in thousands):

	December 31,	September 30,
	2007	2008
Combined Balance Sheet Data:
Current assets	$10,904	$9,459
Noncurrent assets	23,147	22,633
Current liabilites	7,760	7,656
Noncurrent liabilites	9,624	9,299

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Combined Operating Results:
Revenues	$9,180	$9,297	$27,389	$28,117
Expenses	6,752	6,653	19,900	20,920
Net income	2,428	2,644	7,489	7,197
Earnings from unconsolidated investees	1,214	1,235	6,450	3,549

ALLIANCE IMAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share amounts)

15. Subsequent Events

        As discussed in Note 9, on October 6, 2008, LCPI filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The counterparty to one of the Company's 2008 swaps, with a notional amount of $92,719, is LCPI. The fair market value of this swap at September 30, 2008 was an asset of $692 which was written down to zero as collectability was deemed uncertain due to the LHI bankruptcy filing. The Company included the write down of the asset in interest expense for the quarter and nine months ended September 30, 2008. The fair market value of the swap as of October 6, 2008 was a liability of $784. The Company will continue to record interest expense in the statement of operations in future periods based on the change in the fair value of this swap.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading national provider of outpatient diagnostic imaging services, based upon annual revenue and number of diagnostic imaging systems deployed, and are a provider of radiation oncology services. Our principal sources of revenue are derived from magnetic resonance imaging ("MRI") and positron emission tomography/computed tomography ("PET/CT"). We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. We also provide services through a growing number of fixed-site imaging centers, primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which includes only the use of our imaging systems under a short-term contract. We have also leveraged our leadership in MRI and PET/CT to expand into radiation oncology. Our radiation oncology business is operated through our affiliate, Alliance Oncology, LLC, and includes a wide range of services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, actual radiation oncology delivery, therapy management and follow-up care. Our services include the use of our linear accelerators, therapists to operate such systems, administrative staff, equipment maintenance and upgrades, and management of day-to-day operations. We also provide stereotactic radiation oncology services through our wholly-owned subsidiary, Alliance Radiosurgery, LLC. For the nine months ended September 30, 2008, MRI and PET/CT services generated 55% and 33% of our revenue, respectively. The remaining revenue was comprised of radiation oncology revenue and other modality diagnostic imaging services revenue, primarily computed tomography ("CT") and management contract revenue. We had 488 diagnostic imaging and radiation oncology systems, including 303 MRI systems and 88 PET or PET/CT systems and served over 1,000 clients in 46 states at September 30, 2008. We operated 92 fixed-site imaging centers (four in unconsolidated joint ventures), which constitutes systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups' offices, and free-standing fixed-site imaging centers, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space at September 30, 2008. Of the 92 fixed-site imaging centers, 75 were MRI fixed-site imaging centers, six were PET or PET/CT fixed-site imaging centers, seven were other modality fixed-site imaging centers, and four were in unconsolidated joint ventures. We also operated 18 radiation oncology centers and stereotactic radiosurgery facilities (including two radiation oncology centers in unconsolidated joint ventures) at September 30, 2008.

        Approximately 79% of our revenues for the nine months ended September 30, 2008 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients' behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients' receipt of retail reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

        Approximately 21% of our revenues for the nine months ended September 30, 2008 were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenue. Our revenue from these sites is generated from direct billings to patients or their third-party payors, including Medicare, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

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

        On November 1, 2007, CMS released its final determination of Medicare Part B HOPPS reimbursement rates for PET and PET/CT imaging procedures, effective January 1, 2008. For 2008, the national payment rate for nonmyocardial PET and PET/CT scans is $1,057 per scan and the national payment rate for myocardial PET scans is $1,400 per scan. In its final 2008 HOPPS reimbursement rates, CMS also bundled the PET and PET/CT payment for radiopharmaceuticals with the payment for the PET and PET/CT scan. In addition, CMS reduced the 2008 national Medicare HOPPS rate for MRI scans by approximately 3%. On October 30, 2008, CMS released its 2009 national Medicare HOPPS payment rates, effective January 1, 2009. For nonmyocardial PET and PET/CT, the 2009 payment rate is $1,037 per scan. For myocardial PET procedures, the 2009 payment rate is $1,157 per scan.

        For full year 2006, we estimate that approximately 5.6% of our revenue was billed directly to the Medicare program. If the DRA had been in effect for full year 2006, we estimate the reduction in Medicare revenue due to the DRA reimbursement rate decrease would have reduced revenue by approximately $9.7 million and the PET and PET/CT Medicare HOPPS reduction would have reduced revenue by approximately $2.8 million. Combined, the DRA and PET and PET/CT Medicare HOPPS rate reductions would have negatively impacted our 2006 revenue and did impact our 2007 revenue by a total of approximately $12.5 million and $14 million, respectively. For 2008, however, the DRA and the net Medicare rate reductions in HOPPS have not had a material negative effect on revenue and earnings. Also to date, in 2008, the Company has not faced an increase in pressure in wholesale pricing for PET and PET/CT as a result of the reductions in Medicare reimbursement rates from the implementation of the DRA and revised PET and PET/CT reimbursements under HOPPS. At this time, however, we cannot predict the impact the rate reductions will have on our future revenues or business.

        In addition, with respect to our retail revenue, the Medicare, Medicaid and SCHIP Extension Act of 2007, which was signed into law on December 29, 2007, eliminated a scheduled 10.1% reduction for 2008 payment rates under the 2008 Medicare Physician Fee Schedule payment rule, and increased the rates by 0.5%. This increase to the annual Medicare Physician Fee Schedule payment update is effective only for Medicare claims with dates of service between January 1, 2008 and June 30, 2008. Beginning July 1, 2008, under a new law, the Medicare Improvement for Patients and Providers Act of 2008 (H.R. 6331), which was enacted on July 15, 2008, not only is the 10.1% reduction continued for the rest of 2008, a 1.1% increase to the July 1, 2008 is scheduled for 2009. Also with respect to H.R. 6331, the new legislation requires all suppliers that provide the technical component of diagnostic MRI, CT, PET and nuclear medicine to be accredited by a CMS-designated accreditation organization by January 1, 2012. Though CMS has not yet designated the accreditation organizations, all our facilities are accredited by The Joint Commission.

        Furthermore, on October 30, 2008, CMS released its final Medicare Physician Fee Schedule Rule for calendar year 2009, which includes some additional performance standards for suppliers of mobile diagnostic services. The final rule requires suppliers of mobile diagnostic services under certain circumstances to enroll in Medicare and bill directly for these services, regardless of where they are performed. An exception was made for services provided to hospital patients under arrangement with that hospital. In those circumstances, the mobile diagnostic facility would be required to enroll in Medicare, but the hospital would bill for the services. At this time, we do not expect that this requirement under CMS's final rule will significantly impact our business.

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

        We have experienced and continue to experience an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers, or OEMs, selling systems directly to certain of our clients. Typically, OEMs target our higher scan volume clients. This increase in activity by OEMs has resulted in overcapacity of systems in the marketplace, especially related to medical groups adding imaging capacity within their practice setting. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace these higher volume clients typically with lower volume clients. In the first nine months of 2008, our MRI revenues increased compared to 2007 levels due to an acquisition completed in the fourth quarter of 2007, which was partially offset by the modest decrease in scan volume. We believe that MRI revenues will modestly decline in future years.

        In the United States, recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the third quarter of 2008. For the nine months ended September 30, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased market volatility and diminished expectations for the United States economy. In the third quarter of 2008, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the United States government provided loan to American International Group Inc. and other federal government interventions in the United States credit markets lead to increased market uncertainty and instability in both United States and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have in recent weeks subsequent to the end of the quarter contributed to volatility of unprecedented levels.

        As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has lead many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the United States and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability, and the ability of our customers, to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations.

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

Results of Operations

        The following table shows our consolidated statements of operations as a percentage of revenues for each of the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	53.4	52.3	52.3	52.2
Selling, general and administrative expenses	12.2	12.4	12.9	12.7
Severance and related costs	0.3	0.1	0.1	0.1
Depreciation expense	18.6	17.1	18.7	17.5
Amortization expense	1.0	1.9	1.1	1.7
Interest expense, net of interest income	9.0	8.4	9.2	9.1
Loss on extinguishment of debt	—	—	—	0.1
Other (income) and expense, net	—	(0.1)	(0.2)	(0.1)

Total costs and expenses	94.5	92.1	94.1	93.3

Income before income taxes, minority interest expense and earnings from unconsolidated investees	5.5	7.9	5.9	6.7
Income tax expense	2.7	3.3	3.1	3.0
Minority interest expense	0.3	0.7	0.4	0.7
Earnings from unconsolidated investees	(1.1)	(1.0)	(1.9)	(1.0)

Net income	3.6%	4.9%	4.3%	4.0%

        The table below provides MRI statistical information for each of the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
MRI statistics
Average number of total systems	302.8	305.4	307.5	305.8
Average number of scan-based systems	250.4	255.7	253.8	253.9
Scans per system per day (scan-based systems)	9.42	9.23	9.29	9.21
Total number of scan-based MRI scans	160,098	157,737	486,877	479,680
Price per scan	$363.05	$379.44	$362.00	$380.20

        The table below provides PET and PET/CT statistical information for each of the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
PET and PET/CT statistics
Average number of systems	74.7	92.0	72.3	82.7
Scans per system per day	6.33	6.17	6.32	6.18
Total number of PET and PET/CT scans	28,888	37,756	85,751	102,004
Price per scan	$1,186	$1,196	$1,202	$1,187

        Following are the components of revenue (in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Total MRI revenue	$65.7	$67.6	$198.2	$204.6
PET/CT revenue	34.5	45.4	103.9	121.8
Radiation oncology, other modalities and other revenue	10.0	15.1	29.2	43.6

Total	$110.2	$128.1	$331.3	$370.0

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Total fixed-site imaging center revenue (in millions)	$19.2	$26.1	$55.9	$75.3

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

        Revenue increased $17.9 million, or 16.3%, to $128.1 million in the third quarter of 2008 compared to $110.2 million in the third quarter of 2007 primarily due to an increase in PET/CT revenues, radiation oncology, other modalities and other revenue, and MRI revenues. PET/CT revenue in the third quarter of 2008 increased $10.9 million, or 31.4%, compared to the third quarter of 2007. Total PET/CT scan volumes increased 30.7% to 37,756 scans in the third quarter of 2008 from 28,888 scans in the third quarter of 2007, primarily as a result of growth in our core PET business and the acquisition of Medical Outsourcing Services, LLC ("MOS") in the third quarter of 2008. The average number of PET and PET/CT systems in service increased to 92.0 systems in the third quarter of 2008 from 74.7 systems in the third quarter of 2007. The average price per PET/CT scan increased 0.8% to $1,196 per scan in the third quarter of 2008 compared to $1,186 per scan in the third quarter of 2007. Scans per system per day decreased 2.5% to 6.17 scans per system per day in the third quarter of 2008 from 6.33 scans per system per day in the third quarter of 2007. Radiation oncology, other modalities and other revenue increased $5.1 million, or 53.2%, to $15.1 million in the third quarter of 2008 compared to $10.0 million in the third quarter of 2007 primarily due to an increase in radiation oncology revenue generated by the purchase of eight radiation oncology centers from Bethesda Resources, Inc. ("Bethesda Transaction"). MRI revenue increased $1.9 million in the third quarter of 2008, or 2.8%. Scan-based MRI revenue increased $1.8 million in the third quarter of 2008, or 3.0%, compared to the third quarter of 2007, to $59.9 million in the third quarter of 2008 from $58.1 million in the third quarter of 2007. This increase is primarily a result of an increase in the average price per MRI scan of $379.44 per scan in the third quarter of 2008 compared to $363.05 per scan in the third quarter of 2007 primarily due to retail revenue associated with the acquisition of New England Health Enterprises ("NEHE"). Scan-based systems in service increased to 255.7 systems in the third quarter of 2008 from 250.4 systems in the third quarter of 2007. Non-scan based MRI revenue increased $0.1 million in the third quarter of 2008 over the same period in 2007. These increases were partially offset by a 1.5% decrease in our scan-based MRI scan volume. Scan-based MRI scan volume decreased to 157,737 scans in the third quarter of 2008 from 160,098 scans in the third quarter of 2007, primarily due to a decrease in client demand. Average scans per system per day also decreased by 2.0% to 9.23 in the third quarter of 2008 from 9.42 in the third quarter of 2007. Included in the revenue totals above is fixed-site imaging center revenues, which increased $6.9 million, or 35.9%, to $26.1 million in the third quarter of 2008 from $19.2 million in the third quarter of 2007.

        We had 303 MRI systems at September 30, 2008, compared to 310 MRI systems at September 30, 2007. We had 88 PET and PET/CT systems at September 30, 2008, compared to 76 PET and PET/CT systems at September 30, 2007. We operated 92 fixed-site imaging centers (including four in unconsolidated joint ventures) at September 30, 2008, compared to 77 fixed-site imaging centers (including three in unconsolidated joint ventures) at September 30, 2007. We operated 18 radiation oncology centers and stereotactic radiosurgery facilities (including two radiation oncology centers in unconsolidated joint ventures) at September 30, 2008.

        Cost of revenues, excluding depreciation and amortization, increased $8.2 million, or 14.0%, to $67.0 million in the third quarter of 2008 compared to $58.8 million in the third quarter of 2007. Compensation and related employee expenses increased $2.6 million, or 9.4%, primarily as a result of an increase in average headcount related to acquisitions completed in the fourth quarter of 2007 and the third quarter of 2008. Medical supplies increased $1.6 million, or 36.0%, primarily as a result of an increase in the number of PET and PET/CT scans, which use a radiopharmaceutical as a component of the PET and PET/CT scan. Maintenance and related costs increased $1.2 million, or 9.6%, due to an increase in service costs related to the addition of radiation oncology systems and an increase in the number of PET/CT systems in operation. Fuel expenses increased $0.9 million, or 61.6%, primarily due to an increase in the average price per gallon of diesel fuel costs. Site fees increased $0.6 million, or 67.3%, primarily as a result of an increase in the average number of retail fixed-site imaging centers in operation. Equipment rental costs increased $0.5 million, or 42.5%, due to an increase in the number of rental PET/CT systems in use related to the MOS acquisition. License, taxes and other fees increased $0.4 million, or 31.3%, primarily due to an increase in property taxes related to an increase in PET/CT and radiation oncology systems in use. All other cost of revenues, excluding depreciation and amortization, increased $0.4 million, or 3.8%. Cost of revenues, as a percentage of revenue, decreased to 52.3% in the third quarter of 2008 from 53.4% in the third quarter of 2007 as a result of the factors described above, offset by a decrease in total fixed costs as a percentage of revenue, due to an increase in revenue.

        Selling, general and administrative expenses increased $2.5 million, or 18.1%, to $15.9 million in the third quarter of 2008 compared to $13.4 million in the third quarter of 2007. The provision for doubtful accounts increased $1.4 million in the third quarter of 2008 due to the collection of higher than normal amounts of aged accounts receivable in the third quarter of 2007, as well as an incremental increase in the provision for doubtful accounts related to acquisitions completed in the fourth quarter of 2007 and third quarter of 2008, which generated incremental retail revenue. The provision for doubtful accounts, as a percentage of revenue, was 1.2% in the third quarter of 2008 compared to 0.1% of revenue in the third quarter of 2007. Compensation and related employee expenses increased $0.2 million, or 2.1%, primarily as a result of an increase in average headcount related to acquisitions completed in the fourth quarter of 2007 and third quarter of 2008. Share-based payment increased $0.1 million, or 2.1%, in the third quarter of 2008 from the third quarter of 2007 due to new equity awards granted in the first quarter of 2008. All other selling, general and administrative expenses increased $0.8 million, or 37.0%. Selling, general and administrative expenses as a percentage of revenue were 12.4% and 12.2% in the third quarter of 2008 and 2007, respectively.

        We recorded severance and related costs of $0.1 million in the third quarter of 2008 and $0.3 million in the third quarter of 2007.

        Depreciation expense increased $1.4 million, or 7.1%, to $21.9 million in the third quarter of 2008 compared to $20.5 million in the third quarter of 2007 as a result of fixed assets acquired in connection with our acquisitions in the fourth quarter of 2007 and third quarter of 2008.

        Amortization expense increased by $1.4 million, or 116.9%, to $2.5 million in the third quarter of 2008 compared to $1.1 million in the third quarter of 2007, primarily due to the incremental amortization expense for intangible assets acquired in conjunction with our acquisitions in the fourth quarter of 2007 and third quarter of 2008.

        Interest expense, net increased $0.7 million, or 7.6%, to $10.7 million in the third quarter of 2008 compared to $10.0 million in the third quarter of 2007. Interest expense increased due to incremental interest expense associated with the $150.0 million 7 1/4% Senior Subordinated Note offering completed in the fourth quarter of 2007, partially offset by lower interest rates and a $0.7 million non-cash fair value adjustment related to our interest rate swap agreement with Lehman Commercial Paper, Inc. ("LCPI").

        Income tax expense was $4.2 million and $3.0 million in the third quarter of 2008 and 2007, respectively, resulting in effective tax rates of 39.7% and 43.2% in the third quarter of 2008 and 2007, respectively. Our effective tax rates were higher than the federal statutory rates principally as a result of state income taxes and various permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

        Minority interest expense increased $0.6 million, or 174.0%, to $0.9 million in the third quarter of 2008 compared to $0.3 million in the third quarter of 2007.

        Earnings from unconsolidated investees was $1.2 million in both the third quarters of 2008 and 2007.

        Our net income was $6.3 million, or $0.12 per share on a diluted basis, in the third quarter of 2008 and $3.9 million, or $0.08 per share on a diluted basis in 2007.

Nine Months Ended September 30, 2008 Compared to September 30, 2007

        Revenue increased $38.7 million, or 11.7%, to $370.0 million in the first nine months of 2008 compared to $331.3 million in the first nine months of 2007 due to an increase in PET/CT revenues, radiation oncology, other modalities and other revenue, and MRI revenues. PET/CT revenue in the first nine months of 2008 increased $17.9 million, or 17.2%, compared to the first nine months of 2007. Total PET and PET/CT scan volumes increased 19.0% to 102,004 scans in the first nine months of 2008 from 85,751 scans in the first nine months of 2007, primarily as a result of growth in our core PET business and the acquisition of MOS in the third quarter of 2008. The average number of PET and PET/CT systems in service increased to 82.7 systems in the first nine months of 2008 from 72.3 systems in the first nine months of 2007. These PET and PET/CT increases were partially offset by a 1.2% decline in the average price per PET and PET/CT scan, to $1,187 per scan in the first nine months of 2008 compared to $1,202 per scan in the first nine months of 2007. Scans per system per day also decreased 2.2%, to 6.18 scans per system per day in the first nine months of 2008 from 6.32 scans per system per day in the first nine months of 2007. Radiation oncology, other modalities and other revenue increased $14.4 million, or 49.5%, to $43.6 million in the first nine months of 2008 compared to $29.2 million in the first nine months of 2007 primarily due to an increase in radiation oncology revenue generated from the Bethesda Transaction. MRI revenue increased $6.4 million in the first nine months of 2008, or 3.2%. Scan-based MRI revenue increased $6.2 million in the first nine months of 2008, or 3.5%, compared to the first nine months of 2007, to $182.4 million in the first nine months of 2008 from $176.2 million in the first nine months of 2007. This increase is primarily a result of an increase in the average price per MRI scan of $380.20 per scan in the first nine months of 2008 compared to $362.00 per scan in the first nine months of 2007 primarily due to retail revenue associated with the NEHE acquisition. Scan-based systems in service increased to 253.9 systems in the first nine months of 2008 from 253.8 systems in the first nine months of 2007. Non-scan based MRI revenue increased $0.2 million in the first nine months of 2008 over the same period in 2007. These increases were partially offset by a 1.5% decrease in our scan-based MRI scan volume. Scan-based MRI scan volume decreased to 479,680 scans in the first nine months of 2008 from 486,877 scans in the first nine months of 2007, primarily due to a decrease in client demand. Average scans per system per day also decreased by 0.9% to 9.21 in the first nine months of 2008 from 9.29 in the first nine months of 2007. Included in the revenue totals above is fixed-site imaging center revenues, which increased

$19.4 million, or 34.7%, to $75.3 million in the first nine months of 2008 from $55.9 million in the first nine months of 2007.

        We had 303 MRI systems at September 30, 2008, compared to 310 MRI systems at September 30, 2007. We had 88 PET and PET/CT systems at September 30, 2008, compared to 76 PET and PET/CT systems at September 30, 2007. We operated 92 fixed-site imaging centers (including four in unconsolidated joint ventures) at September 30, 2008, compared to 77 fixed-site imaging centers (including three in unconsolidated joint ventures) at September 30, 2007. We operated 18 radiation oncology centers and stereotactic radiosurgery facilities (including two radiation oncology centers in unconsolidated joint ventures) at September 30, 2008.

        Cost of revenues, excluding depreciation and amortization, increased $20.1 million, or 11.6%, to $193.3 million in the first nine months of 2008 compared to $173.2 million in the first nine months of 2007. Compensation and related employee expenses increased $7.9 million, or 9.4%, primarily as a result of an increase in average headcount related to acquisitions completed in the fourth quarter of 2007 and third quarter of 2008. Medical supplies increased $2.8 million, or 20.0%, primarily as a result of an increase in the number of PET and PET/CT scans, which use a radiopharmaceutical as a component of the PET and PET/CT scan. Maintenance and related costs increased $2.6 million, or 7.1%, due to an increase in service costs related to the addition of radiation oncology systems and an increase in the number of PET/CT systems in operation. Fuel expenses increased $2.0 million, or 47.5%, primarily due to an increase in the average price per gallon of diesel fuel costs. Site fees increased $1.3 million, or 44.8%, primarily as a result of an increase in the average number of retail fixed-site imaging centers in operation. Outside medical services increased $1.2 million, or 20.7%, primarily as a result of an increase in radiologist service costs associated with the NEHE acquisition. Management contract expenses increased $0.5 million, or 4.7%, as a result of an increase in expenses incurred on behalf of unconsolidated investees. License, taxes and other fees increased $0.5 million, or 16.8%, primarily due to an increase in property taxes related to an increase in PET/CT and radiation oncology systems in use. Marketing costs increased $0.2 million, or 59.2%, as a result of increased marketing campaigns. Equipment rental costs increased $0.2 million, or 4.5%, primarily due to an increase in the number of rental PET/CT systems in use related to the MOS acquisition. All other cost of revenues, excluding depreciation and amortization, increased $0.9 million, or 10.3%. Cost of revenues, as a percentage of revenue, decreased to 52.2% in the first nine months of 2008 from 52.3% in the first nine months of 2007 as a result of the factors described above, offset by a decrease in total fixed costs as a percentage of revenue, due to an increase in revenue.

        Selling, general and administrative expenses increased $4.2 million, or 9.8%, to $46.9 million in the first nine months of 2008 compared to $42.7 million in the first nine months of 2007. Share-based payment increased $1.3 million, or 46.0%, in the first nine months of 2008 from the first nine months of 2007 due to new equity awards granted in the first quarter of 2008. Compensation and related employee expenses increased $0.7 million, or 3.0%, primarily as a result of an increase in average headcount related to acquisitions completed in the fourth quarter of 2007 and 2008. The provision for doubtful accounts increased $0.5 million, or 14.8%, due to the collection of higher than normal amounts of aged accounts receivable in the third quarter of 2007, as well as an increase in the provision for doubtful accounts related to increased retail revenue generated from acquisitions completed in the fourth quarter of 2007 and third quarter of 2008. The provision for doubtful accounts, as a percentage of revenue, was 1.0% in both the first nine months of 2008 and 2007. All other selling, general and administrative expenses increased $1.7 million, or 14.5%. Selling, general and administrative expenses as a percentage of revenue were 12.7% and 12.9% in the first nine months of 2008 and 2007, respectively.

        We recorded severance and related costs of $0.5 million in both the first nine months of 2008 and 2007.

        Depreciation expense increased $3.0 million, or 4.7%, to $65.0 million in the first nine months of 2008 compared to $62.0 million in the first nine months of 2007 as a result of fixed assets acquired in connection with our acquisitions in the fourth quarter of 2007 and third quarter of 2008.

        Amortization expense increased by $2.7 million, or 75.4%, to $6.2 million in the first nine months of 2008 compared to $3.5 million in the first nine months of 2007, primarily due to the incremental amortization expense for intangible assets acquired in conjunction with our acquisitions in the fourth quarter of 2007 and 2008.

        Interest expense, net, increased $3.4 million, or 11.0%, to $33.8 million in the first nine months of 2008 compared to $30.4 million in the first nine months of 2007. This increase was primarily related to incremental interest expense associated with the $150.0 million 7 1/4% Senior Subordinated Note offering completed in the fourth quarter of 2007, partially offset by lower interest rates and a $0.7 million non-cash fair value adjustment related to our interest rate swap agreement with LCPI.

        Income tax expense was $11.0 million and $10.2 million in the first nine months of 2008 and 2007, respectively, resulting in effective tax rates of 42.5% and 41.5% in the first nine months of 2008 and 2007, respectively. Our effective tax rates were higher than the federal statutory rates principally as a result of state income taxes and various permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

        Minority interest expense increased $1.2 million, or 91.6%, to $2.5 million in the first nine months of 2008 compared to $1.3 million in the first nine months of 2007.

        Earnings from unconsolidated investees decreased by $3.0 million, or 45.0%, to $3.5 million in the first nine months of 2008 compared to $6.5 million in the first nine months of 2007, primarily due to a $2.5 million gain on sale from a sale/leaseback transaction in one of the Company's unconsolidated investees as well as a $0.5 million gain on the sale of real estate.

        Our net income was $14.9 million, or $0.29 per share on a diluted basis, in the first nine months of 2008 compared to $14.4 million, or $0.28 per share on a diluted basis, in the first nine months of 2007.

Liquidity and Capital Resources

        Our primary source of liquidity is cash provided by operating activities. We generated $96.7 million and $80.4 million of cash flow from operating activities in the first nine months of 2008 and 2007, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET, other diagnostic imaging and radiation oncology services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts increased by $1.3 million in the first nine months of 2008 compared to the first nine months of 2007. Our number of days of revenue outstanding for our accounts receivable was 47 days and 50 days as of September 30, 2008 and 2007, respectively, which we believe is among the more favorable in the healthcare service industry.

        Approximately $15.0 million of our $70.0 million revolving line of credit is held by LCPI, a subsidiary of Lehman Brothers, which has filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. We do not expect that LCPI would fund this commitment if requested to do so. We intend to replace LCPI as a lender under our revolving line of credit to the extent we are able to do so given the current condition of the global financial markets. To the extent we are not able to replace LCPI as a lender under the revolving line of credit, we do not expect that their inability to fund their commitment would have a material adverse impact on our liquidity. As of September 30, 2008, excluding the commitment of LCPI, we had $50.1 million of available borrowings under our revolving line of credit.

        We used cash of $75.0 million and $61.2 million for investing activities in the nine months ended September 30, 2008 and 2007, respectively. Investing activities in the first nine months of 2008 includes $34.6 million used for acquisitions. We expect to continue to use cash for acquisitions in the future. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We incur capital expenditures for the purposes of:

  •
  purchasing new systems;

  •
  replacing less advanced systems with new systems;

  •
  providing upgrades of our MRI, PET and PET/CT, and radiation oncology systems and upgrading our corporate infrastructure for future growth.

        Capital expenditures totaled $41.2 million and $45.2 million in the nine months ended September 30, 2008 and 2007, respectively. During the first nine months of 2008, we purchased 13 MRI systems and eight PET/CT systems. We traded-in or sold a total of 34 total systems for the nine months ended September 30, 2008. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2008 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. Based upon the client demand described above, which dictates the type of equipment purchased, we expect capital expenditures to total approximately $55 to $65 million in 2008.

        At September 30, 2008, we had cash and cash equivalents of $120.7 million. This available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

        At September 30, 2008, the Company had $119.0 million in our accounts that are with third party financial institutions which exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

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

        During 2004 we entered into swap agreements which had notional amounts of $56.8 million, $46.8 million and $48.4 million. Under the terms of these agreements, we received three-month LIBOR and paid a fixed rate of 3.15%, 3.89%, and 3.69%, respectively. The net effect of the hedges was to record interest expense at fixed rates of 5.65%, 6.39% and 6.19% respectively, as the debt incurred interest based on three-month LIBOR plus 2.50%. For the nine months ended September 30, 2007, we received net settlement amounts $1.0 million. The swap agreements matured during the second and fourth quarters of 2007.

        During 2005 we entered into multiple interest rate collar agreements which had a notional amount of $178.0 million. Under the terms of these agreements, we purchased a cap on the interest rate of 4.00% and sold a floor of 2.25%. For the nine months ended September 30, 2008, we received net settlement amounts of $0.3 million. For the quarter and nine months ended September 30, 2007, we received net settlement amounts of $0.5 million and $1.6 million, respectively, on these collar agreements. The collar agreements matured at various dates between January 2007 and January 2008.

        During the first quarter of 2008 we entered into two interest rate swap agreements with notional amounts of $92.7 million each, to hedge future cash interest payments associated with a portion of the Company's variable rate bank debt (the "2008 swaps"). Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the quarter and nine month period ended September 30, 2008, the Company paid net settlement amounts of $119 and $73, respectively. The 2008 swaps are three years in length and mature in 2011.

        The collar agreements and the 2008 swaps have been designated as cash flow hedges of variable future cash flows associated with our long term debt. In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," the collars and the 2008 swaps are, and will be, recorded at fair value. On a quarterly basis, the fair value of the collars and will be determined based on quoted market prices and, assuming perfect effectiveness, the difference between the fair value and the book value of the collars will be recognized in comprehensive income, a component of shareholders' equity. On a quarterly basis the fair value of the 2008 swaps will be determined based on the income approach using observable Level 2 inputs. The fair market value of the 2008 swaps will be recorded on the balance sheet as assets or liabilities with all effective changes deferred in comprehensive income. Any ineffectiveness of the collars and 2008 swaps is required to be recognized in earnings.

        The 2008 swaps expose us to credit risk in the event that the counterparties to the agreements do not or cannot meet their obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the 2008 swaps. On a quarterly basis, the counterparties are evaluated for non-performance risk. On September 15, 2008, Lehman Brothers Holding, Inc. ("LHI") filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, and as a result, hedge accounting was terminated on one of the swaps, with a notional amount of $92.7 million. All further changes in the fair market value of this swap will be recorded in interest expense. On October 6, 2008, LCPI filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The fair market value of the swap at September 30, 2008 was an asset of $692 which was written down to zero as collectability was deemed uncertain due to the LHI bankruptcy filing. The write down of this amount is included in interest expense for the quarter and nine months ended September 30, 2008. We do not expect LCPI to fulfill their obligations under the swap agreement and, as such, we are seeking to replace LCPI as a counterparty to such agreement. However, there can be no assurances that we will be able to replace our swap agreement with a comparable alternative contract on commercially reasonable terms or at all. Additionally, the credit crisis could have an impact on our other interest rate swap agreement if that counterparty files for bankruptcy or is otherwise unable to perform its obligations. See Notes 9 and 15 to the Condensed Consolidated Financial Statement for additional details. The collars outstanding at December 31, 2007 matured during January 2008, and all counterparty obligations were met.

        Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. The Company maintains its cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. At September 30, 2008, we had cash and cash equivalents of $120.7 million, of which $119.0 million was held in accounts that are with third party financial institutions which exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits. The Company also held investments in marketable securities during 2007, which consisted primarily of investment grade auction rate securities and debt securities, all classified as available-for-sale with original maturities greater than 90 days. The recorded carrying amounts of cash and cash equivalents and marketable securities approximate fair value due to their short-term maturities.

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

 PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        From time to time, we are involved in routine litigation incidental to the conduct of our business. We believe that none of the litigation currently pending against us will have a material adverse effect on our business.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5.    OTHER INFORMATION

        Not applicable.

ITEM 6.    EXHIBITS

(a)
Exhibits

3.1	Amended and Restated Certificate of Incorporation of Alliance.(3)
3.2	Amended and Restated By-laws of Alliance.(3)
3.3	Amendment to Amended and Restated By-laws of Alliance.(18)
4.1	Credit Agreement dated as of November 2, 1999, as amended.(1)
4.2	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(3)
4.3	Second Amendment dated as of June 10, 2002 to Credit Agreement.(4)
4.4

Indenture dated as of December 29, 2004 by and between the Registrant and the Bank of New York with respect to $150 million aggregate principal amount of 7 1/4% Senior Subordinated Notes due 2012 and 7 1/4% Series B Senior Subordinated Notes due 2012.(6)

4.5	Third Amendment dated as of December 29, 2004 to Credit Agreement.(6)
4.6	Fourth Amendment dated as of December 19, 2005 to Credit Agreement.(8)
4.7	Fifth Amendment dated as of April 16, 2007 to Credit Agreement.(16)
4.8	Indenture, including the form of Note, dated as of December 4, 2007, between Alliance Imaging, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee.(17)

10.1	The 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(18)
10.2	Two forms of option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(1)
10.3	Alliance Directors' Deferred Compensation Plan, as amended and restated.(18)
10.4	Employment Agreement dated as of January 1, 2003 between Alliance and Paul S. Viviano.(5)
10.5	Agreement Not to Compete dated as of January 1, 2003 between Alliance and Paul S. Viviano.(5)
10.6	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(5)
10.7	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(5)
10.8	Form of Stockholder's Agreement.(1)
10.9	Registration Rights Agreement dated as of November 2, 1999.(1)
10.10	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(1)
10.11	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(1)
10.12	Form of Indemnification Agreement.(2)
10.13	Amended and Restated Employment Agreement dated as of May 9, 2005 between Alliance and Paul S. Viviano.(7)
10.14	Agreement Not to Compete dated as of May 9, 2005 between Alliance and Paul S. Viviano.(7)
10.15	Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara.(9)
10.16	Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara.(9)
10.17	2006 Executive Incentive Plan†(10)
10.18	Summary of compensation award to Nicholas A. Poan(11)
10.19	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and Restated(14)
10.20	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Directors)(18)
10.21	Form of Stock Bonus Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and Restated(14)
10.22	Summary of compensation award to Michael F. Frisch(12)
10.23	Summary of compensation award to Eli Glovinsky(14)
10.24	Schedule of Executive Officer Compensation(19)
10.25	Schedule of Non-Employee Director Compensation(19)

10.26

Underwriting Agreement, dated November 20, 2006, by and among Alliance Imaging, Inc., the selling stockholder named therein and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein(13)

10.27	Governance and Standstill Agreement, dated as of March 16, 2007, among Alliance Imaging, Inc., OCM Principal Opportunities Fund IV, LP., and MTS Health Investors II, L.P.(15)
10.28	Form of Executive Severance Agreement(15)
10.29	Assignment, dated as of April 16, 2007, to Registration Rights Agreement, dated as of November 2, 1999.(16)
10.30	Amendment No. 2 to Management Agreement, dated as of April 16, 2007, between Alliance and Kohlberg, Kravis Roberts & Co., LLP.(16)
10.31	Amendment of Employment Agreement, dated as of April 16, 2007, between Paul S. Viviano and Alliance Imaging, Inc.(16)
10.32	Amendment of Employment Agreement, dated as of April 16, 2007, between Howard K. Aihara and Alliance Imaging, Inc.(16)
10.33	Registration Rights Agreement, dated as of December 4, 2007, by and between Alliance Imaging, Inc. and Deutsche Bank Securities Inc. and Piper Jaffray & Co.(17)
10.34	New form of option agreement under the 1999 Equity Plan for Employees of Alliance and subsidiaries, as amended and restated.(19)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(20)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(20)

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

(15)
Incorporated by reference to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated March 16, 2007 (File No. 001-16609)

(16)
Incorporated by reference to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated April 16, 2007 (File No. 001-16609)

(17)
Incorporated by reference to exhibits filed in response to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated December 4, 2007 (File No. 001-16609)

(18)
Incorporated by reference to exhibits filed in response to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated December 20, 2007 (File No. 001-16609)

(19)
Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16609)

(20)
Filed herewith

†
Portions of this Exhibit have been redacted due to a request for confidential treatment.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE IMAGING, INC.
November 7, 2008	By:	/s/ PAUL S. VIVIANO Paul S. Viviano Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
November 7, 2008	By:	/s/ HOWARD K. AIHARA Howard K. Aihara Executive Vice President and Chief Financial Officer (Principal Financial Officer)
November 7, 2008	By:	/s/ NICHOLAS A. POAN Nicholas A. Poan Senior Vice President, Corporate Finance and Chief Accounting Officer (Principal Accounting Officer)

QuickLinks

ALLIANCE IMAGING, INC. FORM 10-Q September 30, 2008 Index
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
ALLIANCE IMAGING, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands)
ALLIANCE IMAGING, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited) (in thousands, except per share amounts)
ALLIANCE IMAGING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
ALLIANCE IMAGING, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Dollars in thousands, except per share amounts)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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