Form 10-K
period 2008-12-21
Alliance HealthCare Services, Inc
filed 2009-03-10
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number 1-16609

ALLIANCE HEALTHCARE SERVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0239910 (IRS Employer Identification Number)
100 Bayview Circle, Suite 400, Newport Beach, California 92660 (Address of principal executive office) (Zip Code)
Registrant's telephone number, including area code: (949) 242-5300
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008, based upon the closing price of the Common Stock as reported by the New York Stock Exchange on such date, was $223.3 million.

        The number of shares outstanding of Common Stock, par value $0.01, as of March 9, 2009 was 51,653,633 shares.

Documents Incorporated by Reference

        The Registrant's definitive proxy statement for the Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2008 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

 PART I

Item 1.    Business.

General

        We are a leading national provider of outpatient diagnostic imaging services, based upon annual revenue and number of diagnostic imaging systems deployed, and are a provider of radiation oncology services. Our principal sources of revenue are derived from magnetic resonance imaging ("MRI") and positron emission tomography/computed tomography ("PET/CT"). Unless the context otherwise requires, the words "we" "us," "our," "Company" or "Alliance" as used in this Form 10-K refers to Alliance HealthCare Services, Inc. and our direct and indirect subsidiaries. We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. We also provide services through a growing number of fixed-site imaging centers, primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which includes only the use of our imaging systems under a short-term contract. We have also leveraged our leadership in MRI and PET/CT to expand into radiation oncology. Our radiation oncology business is operated through our wholly-owned subsidiary, Alliance Oncology, LLC and includes a wide range of services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, actual radiation oncology delivery, therapy management and follow-up care. Our services include the use of our linear accelerators, therapists to operate such systems, administrative staff, equipment maintenance and upgrades, and management of day-to-day operations. We also provide stereotactic radiation oncology services through our wholly-owned subsidiary, Alliance Radiosurgery, LLC.

        MRI and PET/CT services generated 54% and 34% of our revenue, respectively, for the year ended December 31, 2008, 60% and 31% of our revenue, respectively, for the year ended December 31, 2007 and 62% and 29% of our revenue, respectively, for the year ended December 31, 2006. The remaining revenue was comprised of radiation oncology revenue, and other modality diagnostic imaging services revenue, primarily computed tomography ("CT"), and management contract revenue. We had 505 diagnostic imaging and radiation oncology systems, including 301 MRI systems and 114 positron emission tomography ("PET") or PET/CT systems, and served over 1,000 clients in 46 states at December 31, 2008. We operated 105 fixed-site imaging centers (four in unconsolidated joint ventures), which constitutes systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups' offices, and free-standing fixed-site imaging centers, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space at December 31, 2008. Of the 105 fixed-site imaging centers, 82 were MRI fixed-site imaging centers, 12 were PET or PET/CT fixed-site imaging centers, seven were other modality fixed-site imaging centers and four were in unconsolidated joint ventures. We also operated 21 radiation oncology centers and stereotactic radiosurgery facilities (including two radiation oncology centers in unconsolidated joint ventures) at December 31, 2008.

        Approximately 79%, 89% and 87% of our revenues for the years ended December 31, 2008, 2007 and 2006, respectively, were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients' behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients' receipt of retail reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

        Approximately 21%, 11% and 13% of our revenues for the years ended December 31, 2008, 2007 and 2006, respectively, were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenue. Our revenue from these sites is generated from direct billings to patients or their third-party payors, including Medicare, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

        Fixed-site imaging centers and radiation oncology centers can be structured as either wholesale or retail arrangements. Revenues from these centers are included in both our wholesale or retail revenues, respectively.

        Our clients, primarily small-to-mid-sized hospitals, contract with us to provide diagnostic imaging and radiation oncology systems and services in order to:

  •
  take advantage of our extensive diagnostic imaging and radiation oncology project management experience;

  •
  avoid capital investment and financial risk associated with the purchase of their own systems;

  •
  provide access to MRI, PET and PET/CT and other services for their patients when the demand for these services does not justify the purchase of a dedicated, full-time system;

  •
  benefit from upgraded imaging systems without direct capital expenditures;

  •
  eliminate the need to recruit, train and manage qualified technologists or therapists;

  •
  make use of our ancillary services; and

  •
  gain access to services under our regulatory and licensing approvals when they do not have these approvals

        We were incorporated in the state of Delaware on May 27, 1987 as Alliance Imaging, Inc. On February 17, 2009, we changed our name to Alliance HealthCare Services, Inc.

Significant 2008 Corporate Events

        Effective November 3, 2008, we announced the appointment of Richard J. Hall as President, Alliance Oncology Division. Mr. Hall's health care background includes more than 25 years experience in both the public and private sectors, including approximately four years as senior vice president of business development and marketing for US Oncology, the nation's largest oncology services provider. Mr. Hall began his career with American Hospital Supply and has also held senior leadership positions with General Medical Corporation, McKesson Corporation, PatientKeeper® and BrightStar Healthcare®.

        Also effective November 3, 2008, we announced the appointment of Mark Carol M.D. as Chief Medical Officer. Dr. Carol has more than 20 years experience in radiation oncology. He founded and served as president and chief technology officer and eventually chief executive officer of his own medical device company that developed and sold novel technology for use in neurosurgery and radiation therapy. In 1993, this company became known as NOMOS Corporation, where Dr. Carol pioneered the development and clinical application of intensity modulated radiation therapy ("IMRT") and image guided radiation therapy ("IGRT"). Most recently, Dr. Carol served in an executive leadership position within Xoft.

        On November 11, 2008, we announced the promotion of Michael F. Frisch to President, Alliance Imaging Division. Prior to this appointment, Mr. Frisch served as executive vice president and chief operating officer since January 2007, as well as senior vice president, southeast region, and regional vice president, mid-atlantic region from November 2002 to August 2004. From January 1999 through October 2002, Mr. Frisch served as senior vice president-regional operations of American Dental Partners, a dental practice management company.

        In the first quarter of 2008, Alliance Radiosurgery, LLC, a wholly-owned subsidiary, purchased six CyberKnife® robotic radiosurgery facilities from Accuray, Inc. The radiosurgery systems are currently providing radiosurgery services at hospitals located in California, Maryland, New Jersey and Tennessee. The purchase price totaled $10.3 million in cash and $0.7 million in transaction costs. The acquisition was financed using proceeds from our issuance of 7 1/4% Senior Subordinated Notes in December 2007.

        In the third quarter of 2008, we purchased all of the outstanding membership interests of Medical Outsourcing Services, LLC ("MOS"), a mobile provider of PET/CT, based in Naperville, Illinois. MOS currently operates in nine states, including, Illinois, Indiana, Iowa, Michigan, Missouri, New Jersey, Ohio, Pennsylvania, and Wisconsin. The purchase price consisted of $17.3 million in cash, $2.5 million in cash which is being held in an escrow account, and $4.6 million in assumed liabilities and transaction costs. We financed this acquisition using internally generated funds and proceeds from our issuance of 7 1/4% Senior Subordinated Notes in December 2007.

        In the fourth quarter of 2008, we purchased all of the outstanding membership interests of Shared PET Imaging, LLC ("SPI"), a mobile and fixed-site provider of PET and PET/CT, based in Canton, Ohio. SPI serves approximately 90 clients in thirteen states, including Ohio, Michigan, Indiana, Illinois, Florida, Pennsylvania, New York, Tennessee and South Carolina. The purchase price consisted of $34.1 million in cash, $2.0 million in cash which is being held in an escrow account, and $9.1 million in assumed liabilities and transaction costs. We financed this acquisition using internally generated funds and proceeds from our issuance of 7 1/4% Senior Subordinated Notes in December 2007.

        Also in the fourth quarter of 2008, we purchased the remaining 20% minority interest in Alliance Oncology, LLC ("AO"). The total purchase price was $6.5 million, which consisted entirely of cash. We financed this acquisition using internally generated funds.

Industry Overview

        Diagnostic imaging services are noninvasive procedures that generate representations of the internal anatomy and convert them to film or digital media. Diagnostic imaging systems facilitate the early diagnosis of diseases and disorders, often minimizing the cost and amount of care required and reducing the need for costly and invasive diagnostic procedures. Radiation oncology ("RO") is the practice of delivering radiation therapy by radiation oncologists. The market of RO providers is highly fragmented with approximately 70% of services still performed in hospitals.

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

PET, PET/CT and CT

        PET is a nuclear medicine procedure that produces images of the body's metabolic and biologic functions. PET can provide earlier detection of certain cancers, coronary diseases or neurologic problems than other diagnostic imaging systems. It is also useful for the monitoring of these conditions. PET can detect the presence of disease at an early stage. The ability of PET technology to measure metabolic activity assists in the identification of lesions and the assessment of organ health. A growing body of clinical research supports PET as a diagnostic tool for cancer diagnosis, staging, and treatment monitoring. Early detection of these conditions enables a broader range of treatments. The recent expansion of Centers for Medicare & Medicaid Services ("CMS") coverage has driven the growth of PET. Since 1998, CMS has expanded coverage of PET procedures to include the diagnosis, staging, and restaging of lung, esophageal, colorectal, breast, head and neck cancers, lymphoma, and melanoma. Additionally, Medicare covers the use of PET scans for the diagnosis and treatment of dementia and neurodegenerative diseases, as well as for brain, cervical, ovarian, pancreatic, small lung cell, and testicular cancers. Under CMS's current national coverage determination, PET is covered for the detection of pre-treatment metastases in newly diagnosed cervical cancer, as well as for brain, ovarian, pancreatic, small cell lung, and testicular cancers, where provided as part of certain types of clinical trials. On January 6, 2009, CMS proposed and solicited public comments on a new framework for solid tumors, while generally retaining current coverage. The proposed framework would replace the four-part diagnosis, staging, restaging and monitoring categories with a two-part framework. This new framework differentiates fluorodeoxyglucose ("FDG") PET imaging used to inform the initial treatment strategy from other uses to guide subsequent treatment strategies after the completion of initial treatment. This change would apply to all national coverage determinations that address coverage of FDG PET for oncologic conditions. CMS is expected to publish its final coverage statement on or before April 6, 2009.

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

Other Diagnostic Imaging Services

        Other diagnostic imaging technologies include: nuclear medicine or gamma camera, ultrasound, mammography, bone densitometry and general x-ray.

Radiation Oncology

        Radiation Oncology ("RO") is the practice of delivering radiation therapy by radiation oncologists. RO uses ionizing radiation to treat cancer. In general this radiation is delivered over a period of many days to many weeks. Ionizing radiation damages a cell's DNA that the body then has to repair. Cancer cells are less able to repair the damage than are normal cells. Over the time period during which the radiation is delivered, the cancer cells become more and more damaged while normal cells are able to recover. Eventually, the cancer cells are unable to reproduce and are destroyed while the normal tissue survives.

        Between 50% to 60% of all cancer patients are treated with some form of radiation therapy each year. Radiation therapy often is used together with other oncology treatments such as chemotherapy and surgery. A typical radiation oncology department provides a wide range of services for cancer patients. These include: initial consultation; preparation for treatment; imaging, planning, and simulation for the treatment; delivery of radiation therapy treatments; management of the total course of therapy; and follow-up care. The radiation can be delivered by a number of different technologies including linear accelerators and radioactive isotopes.

        Our radiation oncology business offers the following treatment options:

  •
  Conventional beam therapy ("CBT").  CBT is a very basic form of radiation therapy delivered by a linear accelerator. It is the simplest form to plan and deliver and is typically reserved for use in patients where a cure is not envisioned (palliative care).

  •
  3-D conformal radiation therapy ("3D-CRT").  3D-CRT uses three dimensional imaging data and three dimensional treatment planning to more accurately and effectively plan and deliver linear accelerator radiation treatments. It is the basic technology used in most practices supplanted by IMRT and IGRT when the specific case requires it.

  •
  Intensity modulated radiation therapy ("IMRT").  IMRT entails the use of hundreds to thousands of beams of radiation delivered by a linear accelerator whose intensity is adjusted individually in order to allow the radiation that is delivered to conform as closely as possible to the three dimensional shape of the tumor. It requires extremely sophisticated and time consuming treatment planning in order to determine what beams should be used and what their intensities should be, and extensive treatment quality assurance in order to insure that all the beams are modulated and delivered correctly.

  •
  Image guided radiation therapy ("IGRT").  IGRT uses a number of different types of imaging technologies to localize precisely the patient and the tumor at the time of each treatment delivery in order to ensure that the radiation is delivered to the correct location. IGRT is not a radiation treatment in and of itself; it is used in support of advanced forms of treatment delivery such as IMRT and SRS.

  •
  Stereotactic radiosurgery ("SRS").  Originally developed for intracranial applications but now being used in a range of extracranial applications such as spine, lung, liver, prostate, and others, SRS delivers a very high dose of radiation in anywhere from 1 - 5 treatments as opposed to the 20 - 40 treatments used for 3D-CRT and IMRT. SRS needs to be as precisely planned for and delivered as possible since, because of the reduced number of treatments and the very high dose, it will destroy all cells, cancer and normal alike, that reside within the targeted volume. SRS is delivered with a range of advanced technologies such as the Cyberknife and the GammaKnife.

  •
  Low dose rate brachytherapy ("LDR").  LDR allows the radiation oncologist to treat cancer by delivering the dose of radiation from the "inside out." Radioactive isotopes encased in a metal jacket the size of a grain of rice ("seeds") are implanted in the tumor through needles, with the seeds permanently left in place, gradually treating the cancer over time.

  •
  High dose rate brachytherapy ("HDR").  Like LDR, HDR allows the radiation oncologist to treat cancer by delivering the dose of radiation from the "inside out." Unlike LDR, HDR utilizes temporary seeds that deliver a much higher dose of radiation over a much shorter period of time. These seeds are inserted and removed several times over 24 - 48 hours through needles that are left in place for the entire course of care.

Imaging and Radiation Oncology Settings

        Diagnostic imaging services and radiation oncology services are typically provided in one of the following settings:

  •
  Hospitals and Clinics.  Imaging and/or radiation oncology systems are located in and owned and operated by a hospital or clinic. These systems are primarily used by patients of the hospital or clinic, and the hospital or clinic bills third-party payors, such as health insurers, including Medicare or Medicaid.

  •
  Independent Imaging Centers.  Imaging and/or radiation oncology systems are located in permanent facilities not generally owned by hospitals or clinics. These centers depend upon physician referrals for their patients and generally do not maintain dedicated, contractual relationships with hospitals or clinics. In fact, these centers may compete with hospitals or clinics that have their own systems to provide imaging and/or radiation oncology services to these patients. Like hospitals and clinics, these centers bill third-party payors for their services.

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

Our Competitive Strengths

A Leading National Provider of Outpatient Diagnostic Imaging Services

        We are a leading national provider of outpatient diagnostic imaging services, based upon annual revenue and number of diagnostic imaging systems deployed, and are a provider of radiation oncology services. As of December 31, 2008, we had 301 MRI systems and 114 PET or PET/CT systems, and 90 other diagnostic imaging systems in operation.

        We believe our size allows us to achieve operating, purchasing and administrative efficiencies, including:

  •
  the ability to maximize utilization through efficient deployment of our mobile systems;

  •
  the equipment purchasing savings from equipment manufacturers; and

  •
  favorable service and maintenance contracts from equipment manufacturers.

        We also believe our size has enabled us to establish a well-recognized brand name and an experienced management team with a detailed knowledge of the competitive and regulatory environments within the diagnostic imaging services industry. This reputation and knowledge has enabled us to become one of the first companies to work with hospitals to develop and provide radiation oncology services. PET/CT, which is often used for early detection of cancer, provides us with a unique ability to leverage our hospital relationships and capitalize on this fast-growing therapeutic sector.

Comprehensive Solution

        We offer our clients a comprehensive solution, which includes our imaging and radiation oncology services as well as ancillary services, such as marketing support, education, training and billing assistance. In some cases, we provide services under our regulatory and licensing approvals for clients who lack such approvals. We believe that a comprehensive solution is an important factor when potential clients select a diagnostic imaging or radiation oncology provider. We also believe that some clients recognize the benefits of our solution and will continue to contract for our services or enter into a joint venture with us even if volume may justify the purchase of their own system.

Exclusive, Long-Term Contracts with a Diverse Client Base

        We primarily generate our revenues from exclusive, long-term contracts with hospitals and other healthcare providers. These contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site imaging center arrangements and approximately 10 to 20 years in length for radiation oncology contracts. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own systems. At December 31, 2008, we served over 1,000 clients in 46 states and, during 2008, no single client accounted for more than 2% of our revenue.

Reduced Reimbursement Risk

        Generally, hospitals, clinics and independent imaging centers bill patients or third-party payors, such as health insurers, for their imaging and radiation oncology services. In contrast, for the year ended December 31, 2008, approximately 79% of our revenues were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients' behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients' receipt of retail reimbursement from third-party payors. Accordingly, our exposure to uncollectible patient receivables is minimized, as evidenced by our bad debt expense of only 0.9% of revenues for the year ended December 31, 2008. Moreover, we believe that the number of days outstanding for our accounts receivable, which was 49 days as of December 31, 2008, is among the more favorable in the healthcare services industry.

Stable and Significant Cash Flow Generation

        We have produced strong cash flows and have maintained attractive margins over a sustained period of time. We attribute this to: (1) our comprehensive imaging and treatment solutions, (2) the substantial value we offer our customers, (3) the strength of our customer relationships, (4) the largely wholesale nature of our revenues and (5) our economies of scale.

Experienced Management Team

        Our senior management team consists of professionals with significant experience within the hospital and healthcare services industry. Our executive officers have over 50 years of industry experience.

Advanced MRI, PET/CT and Radiation Oncology Systems

        Our technologically advanced systems can perform high quality scans more rapidly and can be used for a wider variety of imaging applications than less advanced systems. All of our MRI systems, which are 1.0 and 1.5 tesla, are equipped with high-strength magnets that allow high-speed imaging. Moreover, technological change in this field is gradual and most of our systems can be upgraded with software and hardware enhancements, which should allow us to continue to provide advanced technology without purchasing entire new systems.

        We have continued to make a significant investment in PET/CT systems. In 2008, we added 22 PET and PET/CT systems to our fleet through the acquisition of MOS and SPI. We acquired our first PET system in 1999 and own 114 PET or PET/CT systems as of December 31, 2008.

        Our radiation oncology services utilize the most advanced radiation oncology technology, including IGRT and IMRT. Our radiation oncology centers also employ conventional beam therapy, 3-D conformal treatment planning, stereotactic radiosurgery, low dose rate brachytherapy and high dose rate brachytherapy.

Our Services

        As of December 31, 2008, we provided our outsourcing services on the following bases:

  •
  Shared Service.  We offered 60% of our systems on a part-time basis. These systems are located in mobile trailers which are transported to our clients' locations. We schedule deployment of these mobile systems so that multiple clients can share use of the same system. The typical shared-service contract averages approximately three years in length. None of our radiation oncology services are offered on a part-time basis.

  •
  Full-Time Service.  We offered 28% of our systems on a full-time, long-term basis. These systems are located in either mobile units or buildings located at or near a hospital or clinic. Full-time service systems are provided for the exclusive use of a particular hospital or clinic. We typically offer full-time services under contracts that range from five to 10 years in length. Our relationships with our higher-volume shared-service clients have, from time to time, evolved into full-time arrangements. All of our radiation oncology services are offered on a full-time, long-term basis.

  •
  Interim and Rental Services.  We offered 12% of our systems to clients on an unstaffed basis. These systems are located in mobile trailers which are transported to our clients' locations. These clients may be unable to maintain the extra capacity to accommodate periods of peak demand for imaging services or may require temporary assistance until they can develop permanent imaging service centers at or near their facilities. Generally, we do not provide technologists to operate our systems in these arrangements. All of our stereotactic radiation oncology services are offered on an unstaffed basis.

Our Strategy

        Key components of our strategy include:

        Focus on Diversification Through Growth Products.    We will continue to operate our mobile, shared-service MRI business to maximize efficiency, clinical excellence and cash flow. However, we are also focused on diversifying and growing our business through the identification of additional services or new technologies which can be deployed on behalf of our hospital and healthcare clients, including:

  •
  PET/CT.  We are one of the largest national PET/CT providers in the United States. In 2008, we added 22 PET and PET/CT systems to our fleet through the acquisition of MOS and SPI. At December 31, 2008 we had 102 mobile PET or PET/CT systems and 12 fixed-site systems.

    Strong industry growth in the PET and PET/CT market provides a significant opportunity for us. We anticipate potential for growth through increases in Medicare-approved procedures and greater physician acceptance of PET procedures.

  •
  Fixed-Site Imaging Centers.  Our fixed-site imaging center contracts generally last for five to 10 years. From January 1, 2003, we have opened or acquired 89 fixed-site imaging centers and increased fixed-site revenues by 228%. We plan to continue to profitably grow our fixed-site imaging center business line through an aggressive, but disciplined growth strategy focused on partnerships with hospitals and fact-based, analytical screening processes. On November 5, 2007, we completed the NEHE acquisition, adding seven fixed-site imaging centers in Maine and Massachusetts.

  •
  Radiation Oncology.  Radiation oncology is an established, growing form of treatment that exhibits strong operating margins and a high return on investment. RO represents a significant opportunity for us, as PET/CT technology is increasingly used for the early detection of cancer and approximately 50% of new cancer cases are treated with RO each year. On November 2, 2007, we completed the Sonix acquisition, adding eight radiation oncology centers in Alabama, Mississippi, and Missouri. In March 2008, we acquired six CyberKnife® robotic radiosurgery facilities from Accuray, Inc., which are providing radiosurgery services at hospitals located in California, Maryland, New Jersey and Tennessee. As of December 31, 2008, we operate 21 radiation oncology centers (two in unconsolidated joint ventures). The growth in RO as a part of our business mix is supported by strong demand from hospitals for assistance in upgrading to the latest RO technology (IGRT and IMRT), the increasing incidence of cancer, our PET/CT capabilities and the growing use of PET/CT scans.

        Improvement of our Sales Force.    We are focused on improving our sales management and sales support infrastructure to improve the pace of new business. We believe a strengthened sales force will enable us to further diversify our business, pursue growth in low market share territories and focus on converting mature mobile customers to fixed sites. The ability of our sales force to effectively cross-sell mobile and fixed-site MRI, mobile and fixed-site PET/CT and radiation oncology will provide us with future growth and margin enhancement. Some of our sales force initiatives include new training programs, marketing campaigns and account coverage models. We also have designed our commission and incentive programs for our sales managers to align them with our Company's initiatives.

        Improve Operating Efficiency.    We are focused on reducing our cost structure and improving asset allocation. In 2006, we decreased the number of our business regions from five to four, while standardizing certain policies and procedures nationwide. In doing so, we believe we will continue to benefit from our regional managers' direct contact and knowledge of markets we serve, while ensuring quality, consistency and efficiency across all regions. Other initiatives include developing new vendor relationships and actively managing our mobile systems to increase their utilization through improved route efficiency.

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

        Selectively Pursue Acquisitions.    We intend to maintain our market positions by selectively pursuing strategic acquisitions. Changes in the rates or methods of third-party reimbursement for diagnostic imaging services could severely impact our smaller competitors and result in a unique buying opportunity for us. We are particularly focused on acquiring radiation oncology centers, PET/CT providers, both mobile and fixed, and fixed-site imaging providers in Certificate of Need, or CON, regulated states. In some states, a CON or similar regulatory approval is required prior to the acquisition of diagnostic imaging systems or service, resulting in a barrier to entry for competitors without a CON. In November 2007, we completed the Sonix Acquisition, adding eight radiation oncology centers, many of which are in CON states, and the NEHE Acquisition, adding seven fixed-site imaging centers located in CON states. In March 2008, we acquired six CyberKnife® robotic radiosurgery facilities from Accuray, Inc., which are providing radiosurgery services at hospitals located in California, Maryland, New Jersey and Tennessee. Also in 2008, we added 22 PET and PET/CT systems to our fleet through the acquisition of MOS and SPI.

Contracts and Payment

        Our typical MRI and PET/CT contract is exclusive, averages approximately three years in length for mobile services and five to 10 years in length for fixed-site imaging center arrangements, and often includes an automatic renewal provision. Most of our contracts require a fee for each scan we perform. With other contracts, clients are billed on a fixed-fee basis for a period of time, regardless of the number of scans performed. These fee levels are affected primarily by the type of imaging system provided, scan volume and the number of ancillary services provided. Our typical radiation oncology contract is exclusive, averages approximately 10 to 20 years in length and often includes an automatic renewal provision.

        Wholesale payments under our contracts are due to us independent of our clients' receipt of retail reimbursement from third-party payors. Approximately 79% of our revenues for the year ended December 31, 2008 were generated by providing these services to hospitals and other healthcare providers. To a lesser extent, our revenues are generated from direct billings to patients or their medical payors. Approximately 21% of our revenues for the year ended December 31, 2008 were generated by providing services directly to patients or their medical payors. We typically reserve the right to reduce a client's number of service days or terminate an unprofitable contract.

Systems

        As of December 31, 2008, we had 505 diagnostic imaging systems and radiation oncology, including 301 MRI systems, 114 PET or PET/CT systems, and 90 other systems, substantially all of which we own. We operated 105 fixed-site imaging centers (four in unconsolidated joint ventures), which are classified into three categories. The first category is hospital-based fixed-site imaging centers, which includes systems installed in hospitals or other buildings on hospital campuses, including modular buildings. The second category is physician-based fixed-site imaging centers, which includes systems installed inside medical groups' offices, most of which are owned by hospitals. The third category is free-standing fixed-site imaging centers, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space. Of the consolidated fixed-site imaging centers, 63 were hospital-based fixed-site imaging centers, 15 were physician-based fixed-site imaging centers, and 23 were free-standing fixed-site imaging centers. Of the 105 fixed-site imaging centers we operated at December 31, 2008, 82 were MRI fixed-site imaging centers, 12 were PET or PET/CT fixed-site imaging centers, seven were other modality fixed-site imaging centers, and four were in unconsolidated joint ventures. We have made significant investments in our systems in an effort to ensure that we maintain the newest, most advanced imaging systems that meet our clients' needs. Moreover, because we can upgrade most of our current MRI and PET/CT systems, we believe we have reduced the potential for technological obsolescence.

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

Regional Structure

        We divide our operations into four geographic regions. We have a local presence in each region, none of which accounts for more than 30% of our revenues. None of our revenues for the years ended December 31, 2008, 2007 and 2006 was derived from business outside the United States. We believe we will continue to benefit from our regional managers' direct contact with and knowledge of the markets we serve, which allows us to address the specific needs of each local operating environment. Each region continues to market, manage and staff the operation of its imaging and radiation oncology systems and is run as a separate profit center responsible for its own revenues, expenses and overhead. To complement this regional arrangement, we continue to have standardized contracts, operating policies and other procedures, which are implemented nationwide in an effort to ensure quality, consistency and efficiency across all regions. For the purposes of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," the results of our four geographic regions represent one reportable segment.

System Management and Maintenance

        We actively manage deployment of our imaging systems to increase their utilization through the coordinated transportation of our mobile systems using 207 power units. We examine client requirements, route patterns, travel times, fuel costs and system availability in our deployment process. Our shared-service MRI and PET/CT systems are currently scheduled for as little as one-half day and up to seven days per week at any particular client, with an average usage of 1.6 days per week per client. Drivers typically move the systems at night and activate them upon arrival at each client location so that the systems are operational when our technologists arrive.

        Timely, effective maintenance is essential for achieving high utilization rates of our systems. We contract with the original equipment manufacturers for comprehensive maintenance programs on our systems to minimize the period of time the equipment is unavailable. System repair typically takes less than one day but could take longer, depending upon the nature of the repair. During the warranty period and maintenance contract term, we receive guarantees related to equipment operation and availability.

Sales and Marketing

        As of December 31, 2008, our national sales and business development force and sales support staff consisted of 36 members who identify and contact potential clients. We also had 40 marketing representatives, as of such date, who are focused on increasing the number of scans or treatments performed with our systems by educating physicians and radiation oncologists about our new imaging and radiation oncology applications and service capabilities. The sales force is organized regionally under the oversight of regional vice presidents and senior management. Furthermore, certain of our executive officers and regional vice presidents also spend a portion of their time participating in contract negotiations.

Competition

        The markets for diagnostic imaging and radiation oncology services are highly fragmented and have few national service providers. We believe that the key competitive factors affecting our business include:

  •
  the quality and reliability of service;

  •
  the quality and type of equipment available;

  •
  the availability of types of imaging, radiation oncology and ancillary services;

  •
  the availability of imaging center locations and flexibility of scheduling;

  •
  pricing;

  •
  the knowledge and service quality of technologists;

  •
  the ability to obtain regulatory approvals; and

  •
  the ability to establish and maintain relationships with healthcare providers and referring physicians.

        We are, and expect to continue to be, subject to competition in our targeted markets from businesses offering diagnostic imaging and radiation oncology services, including existing and developing technologies. There are many companies engaged in the shared service and fixed-site imaging market, including two national competitors and many smaller regional competitors. These competitors include RadNet, Inc., InSight Health Services Corp., and several smaller regional competitors, including Medquest, Inc., Medical Resources, Inc., Shared Medical Services, Kings Medical Company Inc. and DMS Health Group. While we believe that we had a greater number of diagnostic imaging systems in operation at the end of 2008 than our principal competitors and also had greater revenue from diagnostic imaging services during our 2008 fiscal year than they did, some of our competitors may now or in the future have access to greater resources than we do. We compete with other mobile providers, independent imaging centers, physicians, hospitals and other healthcare providers that have their own diagnostic imaging systems, and original equipment manufacturers that sell or lease imaging systems to healthcare providers for mobile or full-time use. There are many competitors in the radiation oncology market as well, including Radiation Therapy Services, Inc., Oncure Medical Corp., Vantage Oncology, Inc., and US Oncology, Inc., and many other smaller regional competitors. Throughout our entire business, we may also experience greater competition in states that currently have certificates of need laws should these laws be repealed, thereby reducing barriers to entry in that state.

Employees

        As of December 31, 2008, we had 2,258 employees, of whom 1,674 were trained diagnostic imaging technologists, patient coordinators, drivers or other technical support staff. The drivers in a portion of one of our regions, approximately 25 employees, are represented by the Teamsters union as their collective bargaining agent. We believe we have good relationships with our employees, based on the annual Team Member survey, which indicates Team Member satisfaction.

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

Federal False Claims Act

        Another trend affecting the healthcare industry is the increased use of the federal False Claims Act and, in particular, actions under the False Claims Act's "whistleblower" provisions. Those provisions allow a private individual to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. After the individual has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and to become the primary prosecutor. If the government declines to join the lawsuit, then the individual may choose to pursue the case alone, in which case the individual's counsel will have primary control over the prosecution, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. If the litigation is successful, the individual is entitled to no less than 15%, but no more than 30%, of whatever amount the government recovers. The percentage of the individual's recovery varies, depending on whether the government intervened in the case and other factors. Recently, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, various states are considering or have enacted laws modeled after the federal False Claims Act. Under the Deficit Reduction Act of 2005, or DRA, states are being encouraged to adopt false claims acts similar to the federal False Claims Act, which establish liability for submission of fraudulent claims to the State Medicaid program and contain whistleblower provisions. Even in instances when a whistleblower action is dismissed with no judgment or settlement, we may incur substantial legal fees and other costs relating to an investigation. Future actions under the False Claims Act may result in significant fines and legal fees, which would adversely affect our financial performance and our ability to operate our business.

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

Unlawful Practice of Medicine and Fee Splitting

        The marketing and operation of our business is subject to some states' laws prohibiting the practice of medicine by non-physicians. We believe that our imaging operations do not involve the practice of medicine because all professional medical services relating to our imaging operations, including the interpretation of scans and related diagnoses, are separately provided by licensed physicians not employed by us. Some states have laws that prohibit any fee-splitting arrangement between a physician and a referring person or entity that would provide for remuneration paid to the referral source on the basis of revenues generated from referrals by the referral source. We believe that our operations do not violate these state laws with respect to fee splitting.

Certificate of Need Laws

        In some states, a certificate of need or similar regulatory approval is required prior to the acquisition of high-cost capital items, including diagnostic imaging systems or provision of diagnostic imaging services by us or our clients. Certificate of need regulations may limit or preclude us from providing diagnostic imaging services or systems. Revenue from states with certificate of need regulations represented greater than 50% of our total revenue for the year ended December 31, 2008.

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

Reimbursement

        We derive most of our revenues directly from healthcare providers, primarily from acute care hospitals, with whom we contract to provide services to their patients. Approximately 79% of our revenues for the year ended December 31, 2008 were generated by providing services to hospitals and other healthcare providers. Some of our revenues come from third-party payors, including government programs such as the Medicare and Medicaid programs, to whom we directly bill. In the year ended December 31, 2008, we derived 21% of our revenues from direct billings to patients and their third-party payors. Services for which we submit direct billings for Medicare and Medicaid patients typically are processed by contractors and paid on a fee schedule basis, and patients are responsible for deductibles and coinsurance.

        Our revenues, whether from providers who bill third-party payors directly or from our own direct billings, are impacted by Medicare laws and regulations. Many payors model their reimbursement structure using Medicare's policies. The Medicare payment policies vary depending on the site of service. As a result of federal cost-containment legislation currently in effect, Medicare generally pays for hospital inpatient services under a prospective payment system. For acute hospital services, the prospective payment is generally based on the assignment to a classification upon a patient's discharge, known as Medicare severity diagnosis related groups ("MS-DRGs"). The MS-DRG payments are pre-determined payment amounts for inpatient services. The DRG payment amount generally covers all inpatient operating costs regardless of the number of conditions treated or services furnished or the length of the patient's stay.

        For hospital outpatient services, Medicare payment generally is based on the hospital outpatient prospective payment system ("HOPPS"), under which services and items furnished in most hospital outpatient departments are categorized into Ambulatory Payment Classifications ("APCs"). Certain new procedures are classified under new technology APCs, which, unlike clinical APCs, are classifications based solely on hospital costs. After a two to three year period, the procedure classified under the new technology APC is assigned to a clinical APC. Under HOPPS, hospitals are paid based on procedures performed and items furnished during a patient visit. In addition to clinical and new technology APCs, certain of these items and services are paid on a fee schedule, and for certain drugs biologics, and devices, hospitals may be reimbursed pass-through amounts. In addition, because Medicare reimburses a hospital for all services rendered to a Medicare patient (both inpatient and outpatient), a free-standing facility cannot be separately reimbursed for an MRI scan or other procedure performed on the hospital patient. Many state Medicaid programs have adopted similar payment policies. When our diagnostic or radiation oncology services are provided to a hospital patient, the hospital is responsible for Medicare billing.

        For those hospitals and other providers with which we contract, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA"), changed the way Medicare payments are made in many significant ways. For example, the MMA revised the methodology used to calculate payments for certain drugs, including radiopharmaceutical agents, which were paid as pass-throughs, or additional payment amounts under HOPPS. This change resulted in reduced payments to hospitals for diagnostic scans utilizing radiopharmaceuticals; however, this change did not have a material effect on pricing of our PET contracts with hospitals or our financial performance.

        For services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene. For example, for 2008, the fee schedule rates were to be reduced by approximately 10.1%. The Medicare, Medicaid and SCHIP Extension Act of 2007 eliminated the 10.1% reduction for 2008 and increased the annual payment rate update by 0.5%. This increase to the annual Medicare Physician Fee Schedule payment update was effective only for Medicare claims with dates of service between January 1, 2008 and June 30, 2008. Beginning July 1, 2008, under the Medicare Improvement for Patients and Providers Act of 2008 ("MIPPA"), the 0.5% increase was continued for the rest of 2008.

        In addition, MIPPA established a 1.1% increase to the Medicare Physician Fee Schedule payment update for 2009. MIPPA also modified the methodology by which the budget neutrality formula was applied to the 2009 physician fee schedule payment rates, however, resulting in an overall reduction in payment rates for services performed by many specialties, including an estimated 3% reduction for radiation oncology and 1% reduction for nuclear medicine. The impact of the payment rates on specific companies depends on their service mix. At this time, we estimate slight decreases in rates for our radiation oncology business but cannot predict the full impact the rate reductions will have on our future revenues or business. Also with respect to MIPPA, the legislation requires all suppliers that provide the technical component of diagnostic MRI, CT, PET and nuclear medicine to be accredited by a CMS-designated accreditation organization by January 1, 2012. Though CMS has not yet designated the accreditation organizations, all our facilities are accredited by The Joint Commission.

        A number of other legislative changes impact our retail business. For example, the Deficit Reduction Act of 2005 ("DRA") imposed caps on Medicare payment rates for certain imaging services furnished in physician's offices and other non-hospital based settings. The caps impact MRI, PET, and certain imaging services performed in conjunction with radiation therapy, including certain IGRT services and diagnostic imaging services used to plan IMRT. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change applied to services furnished on or after January 1, 2007. The limitation is applicable to the technical components of the diagnostic imaging services only, which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule. CMS issues on an annual basis the HOPPS payment rates, which are used to develop the caps. The reimbursement for the technical component under the Physician Fee Schedule generally allows for higher reimbursement than under HOPPS. The implementation of this reimbursement reduction contained in the DRA had a significant effect on our financial condition and results of operations in 2007, whereas the changes from 2007 to 2008 were limited.

        In addition, as indicated above, the HOPPS payments are the amounts received by our hospital clients for hospital outpatient services.

        On November 1, 2007, CMS released its final determination of Medicare Part B HOPPS reimbursement rates for PET and PET/CT imaging procedures, effective January 1, 2008. For 2008, the national payment rate for nonmyocardial PET and PET/CT scans was $1,057 per scan and the national payment rate for myocardial PET scans was $1,400 per scan. In its final 2008 HOPPS reimbursement rates, CMS also bundled the PET and PET/CT payment for radiopharmaceuticals with the payment for the PET and PET/CT scan. In addition, CMS reduced the 2008 national Medicare HOPPS rate for MRI scans by approximately 3%. The 2008 national Medicare HOPPS payment rates for stereotactic radiosurgery treatment delivery services ranged from $1,057 to $8,055, depending on the level of service. On October 30, 2008, CMS released its 2009 national Medicare HOPPS payment rates, effective January 1, 2009. For nonmyocardial PET and PET/CT, the 2009 payment rate is $1,037 per scan. For myocardial PET procedures, the 2009 payment rate is $1,157 per scan. For stereotactic radiosurgery treatment delivery services, the 2009 payment rates range from $952 to $7,642, depending on the level of service.

        For full year 2006, we estimate that approximately 5.6% of our revenue was billed directly to the Medicare program. If the DRA reductions due to the caps described above had been in effect for full year 2006, we estimate the reduction in Medicare revenue due to the DRA reimbursement rate decrease would have reduced revenue by approximately $9.7 million and the PET and PET/CT Medicare HOPPS reduction would have reduced revenue by approximately $2.8 million. Combined, the DRA and PET and PET/CT Medicare HOPPS rate reductions would have negatively impacted our 2006 revenue and did impact our 2007 revenue by a total of approximately $12.5 million and $14.0 million, respectively. For 2008, however, the DRA and the net Medicare rate reductions in HOPPS did not have a material negative effect on revenue and earnings, and we do not believe that such changes will have a material negative effect on revenue and earnings for 2009. In 2008, we did not face an increase in pressure in wholesale pricing for PET and PET/CT as a result of the reductions in Medicare reimbursement rates from the implementation of the DRA and revised PET and PET/CT reimbursements under HOPPS. At this time, however, we cannot predict the full impact the rate reductions will have on our future revenues or business.

        Furthermore, with respect to the final Medicare Physician Fee Schedule Rule for calendar year 2009, CMS announced additional performance standards for suppliers of mobile diagnostic services. The final rule requires suppliers of mobile diagnostic services under certain circumstances to enroll in Medicare and bill directly for these services, regardless of where they are performed. An exception was made for services provided to hospital patients under arrangement with that hospital. In those circumstances, the mobile diagnostic facility would be required to enroll in Medicare, but the hospital would bill for the services. On December 15, 2008, CMS issued additional guidance that companies that lease or contract with a Medicare-enrolled provider or supplier to provide only diagnostic testing equipment and/or non-physician personnel are not required to enroll in Medicare. The agency nonetheless indicated that it is continuing to evaluate such arrangements. At this time, we do not expect that the new policies will significantly impact our business.

        In 2007 and 2008, the growth rate of MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, a growing number of medical groups adding imaging capacity within their practice setting, the increasing trend of third-party payors intensifying their utilization management efforts to control MRI scan volume growth rate and additional patient-related cost-sharing programs. We expect that this trend will continue throughout 2009. Further, in its March 2009 Report to Congress, the Medicare Payment Advisory Commission ("MedPAC") recommends that CMS, in calculating Medicare Physician Fee Schedule payment rates for certain diagnostic imaging services that require the use of equipment costing more than $1.0 million, adopt a normative standard that assumes that providers are using such equipment at close to full capacity, defined as 45 hours per week, or 90% of the time that providers are assumed to be open. CMS currently uses a standard 50% equipment utilization rate but has continued to express its commitment to work with stakeholders to analyze and potentially revise this estimate in the future. MedPAC's recommendation is intended to discourage providers from purchasing expensive imaging equipment unless they have sufficient volume to justify the purchase. Finally, President Barack Obama's budget for fiscal year 2010 includes provisions that require the use of radiology benefit managers to preauthorize certain imaging services, which could impact utilization of services. At this time, however, we cannot predict the full impact of the MedPAC recommendations and the benefit management requirements, if adopted, will have on our future revenues or business.

        We have experienced and continue to experience an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers, or OEMs, selling systems directly to certain of our clients. Typically, OEMs target our higher scan volume clients. This increase in activity by OEMs has resulted in overcapacity of systems in the marketplace, especially related to medical groups adding imaging capacity within their practice setting. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace these higher volume clients typically with lower volume clients. During 2008, our MRI revenues increased compared to 2007 levels due to an acquisition completed in the fourth quarter of 2007, which was partially offset by the modest decrease in scan volume. We believe that MRI revenues will modestly decline in future years.

        Payments to us by third-party payors depend substantially upon each payor's coverage and reimbursement policies. Third-party payors may impose limits on coverage or reimbursement for diagnostic imaging services, including denying reimbursement for tests that do not follow recommended diagnostic procedures. Coverage policies also may be expanded to reflect emerging technologies. Because unfavorable coverage and reimbursement policies have and may continue to constrict the profit margins of the hospitals and clinics we bill directly, however, we have and may continue to need to lower our fees to retain existing clients and attract new ones. If coverage is limited or reimbursement rates are inadequate, a healthcare provider might find it financially unattractive to own diagnostic imaging or radiation oncology systems, yet beneficial to purchase our services. It is possible that third-party coverage and reimbursement policies will affect the need or price for our services in the future, which could significantly affect our financial performance and our ability to conduct our business.

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

How to Obtain Our SEC Filings

        All reports we file with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC's public reference room located at 100 F Street, N.E., Washington, D.C. 20549. We also provide copies of our Forms 8-K, 10-K, 10-Q, Proxy, Annual Report and amendments to those documents at no charge to investors upon request and make electronic copies of such reports available through our website at www.allianceimaging.com as soon as reasonably practicable after filing such material with the SEC. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this annual report on Form 10-K, or any other document that we file with the SEC.

        Our Investor Relations Department can be contacted at Alliance HealthCare Services, Inc., 100 Bayview Circle, Suite 400, Newport Beach, California 92660, Attn: Investor Relations, tel: (949) 242-5300.

Executive Officers of the Registrant

        Set forth below is information regarding our executive officers, including their principal occupations for the past five years and their ages as of March 9, 2009. There are no family relationships between any of our executive officers and any other executive officer or board member. Our executive officers are elected by our board of directors and serve at the discretion of our board of directors.

Name	Age	Present Position
Paul S. Viviano	55	Chairman of the Board of Directors and Chief Executive Officer
Michael F. Frisch	50	President, Alliance Imaging
Richard J. Hall	55	President, Alliance Oncology
Howard K. Aihara	45	Executive Vice President and Chief Financial Officer
Eli H. Glovinsky	48	Executive Vice President, General Counsel and Secretary
Christopher J. Joyce	45	Executive Vice President, Mergers & Acquisitions
Nicholas A. Poan	31	Senior Vice President, Corporate Finance and Chief Accounting Officer

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

        Michael F. Frisch has served as president, Alliance Imaging since November 2008, our executive vice president and chief operating officer since January 5, 2007, our senior vice president, southeast region, since September 2004, and our regional vice president, mid-atlantic region from November 2002 to August 2004. From January 1999 through October 2002, Mr. Frisch served as senior vice president-regional operations of American Dental Partners, a dental practice management company.

        Richard J. Hall has served as president, Alliance Oncology since November 2008. Mr. Hall's health care background includes more than 25 years experience in both the public and private sectors, including approximately four years as senior vice president of business development and marketing for US Oncology, the nation's largest oncology services provider. Mr. Hall began his career with American Hospital Supply and has also held senior leadership positions with General Medical Corporation, McKesson Corporation, PatientKeeper® and BrightStar Healthcare®.

        Howard K. Aihara has served as our executive vice president and chief financial officer since December 2005. Mr. Aihara joined us in September 2000 as our vice president and corporate controller. From 1997 until September 2000, he was vice president, finance, for UniMed Management Company, a physician practice management company in Burbank, California. From 1995 through 1997, he was executive director and corporate controller for AHI Healthcare Systems, Inc. of Downey, California. AHI was a publicly traded physician practice management company. Mr. Aihara began his career at Ernst & Young LLP and is a certified public accountant.

        Eli H. Glovinsky has served as our executive vice president, secretary and general counsel since February 2007. Prior to joining Alliance, Mr. Glovinsky served as corporate vice president and chief legal counsel at Premier Inc., a voluntary alliance of hospitals and health systems, representing approximately 1,500 hospitals and 20,000 other health care providers. From 1997 to 2003 Mr. Glovinsky served as Premier's vice president and associate general counsel. Mr. Glovinsky began his career as an associate at the law firm of Konowieki & Rank.

        Christopher J. Joyce has served as our executive vice president, mergers and acquisitions since January 1, 2008. He joined us in October 2004 as interim regional vice president of one of our regions and was appointed senior vice president of business development in May 2005. Mr. Joyce held the position of senior vice president, general counsel and secretary from February 2006 through February 2007, and then served as senior vice president of one of our regions until December 2007. Prior to joining Alliance, Mr. Joyce served as chief executive officer of Medical Resources, Inc., a publicly-traded fixed site imaging center operator with 60 centers in nine states. He joined Medical Resources as its senior vice president and general counsel in May 1998 after leaving Alliance Entertainment Corp., a publicly-traded music distribution enterprise where he served as executive vice president of business affairs and general counsel. Mr. Joyce began his career in 1988 as a corporate associate at the law firm of Willkie Farr & Gallagher.

        Nicholas A. Poan has served as our senior vice president, corporate finance since October 2006, and our corporate controller and chief accounting officer since December 2005. Previous to these roles, Mr. Poan served as our director of accounting, assistant controller and as part of our accounting management team since May 2003. Prior to joining us, Mr. Poan worked at Deloitte & Touche LLP from September 2000 through May 2003 and is a certified public accountant.

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

        We derive approximately 21% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid or private health insurance companies, and changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues. Moreover, our healthcare provider clients on whom we depend for the majority of our revenues generally rely on reimbursement from third-party payors. If our clients receive decreased reimbursement, this could result in a reduced demand for our services or downward pricing pressures, which could have a material impact on our financial position.

        From time to time, changes designed to contain healthcare costs have been implemented, some of which have resulted in decreased reimbursement rates for diagnostic imaging services that impact our retail business. For services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene. For example, for 2008, the fee schedule rates were to be reduced by approximately 10.1%. The Medicare, Medicaid and SCHIP Extension Act of 2007 eliminated the 10.1% reduction for 2008 and increased the annual payment rate update by 0.5%. This increase to the annual Medicare Physician Fee Schedule payment update was effective only for Medicare claims with dates of service between January 1, 2008 and June 30, 2008. Beginning July 1, 2008, under the Medicare Improvement for Patients and Providers Act of 2008 ("MIPPA"), the 0.5% increase was continued for the rest of 2008.

        In addition, MIPPA established a 1.1% increase to the Medicare Physician Fee Schedule payment update for 2009. MIPPA also modified the methodology by which the budget neutrality formula was applied to the 2009 physician fee schedule payment rates, however, resulting in an overall reduction in payment rates for services performed by many specialties, including an estimated 3% reduction for radiation oncology and 1% reduction for nuclear medicine. The impact of the payment rates on specific companies depends on their service mix. At this time, we estimate slight decreases in rates for our radiation oncology business but cannot predict the full impact the rate reductions will have on our future revenues or business.

        A number of other legislative changes impact our retail business. For example, on February 8, 2006, the Deficit Reduction Act of 2005 ("DRA"), imposed caps on Medicare payment rates for certain imaging services furnished in physician's offices and other non-hospital based settings. The caps impact MRI, PET, and certain imaging services performed in conjunction with radiation therapy, including certain IGRT services and diagnostic imaging services used to plan IMRT. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change applies to services furnished on or after January 1, 2007. The caps are applicable to the technical component of the diagnostic imaging services only (which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule). The Centers for Medicare and Medicaid Services ("CMS") issues on an annual basis the hospital outpatient prospective payment system ("HOPPS") rates, which are used to develop the caps. If the technical component of the service established under the Physician Fee Schedule (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), then the payment is to be reduced. In other words, in those instances where the technical component for the particular service is greater for the non-hospital site, the DRA directs that the hospital outpatient payment rate be substituted for the otherwise applicable Physician Fee Schedule payment rate. The implementation of this reimbursement reduction contained in the DRA had a significant effect on our financial condition and results of operations in 2007, whereas the changes from 2007 to 2008 were limited.

        For full year 2006, we estimate that approximately 5.6% of our revenue was billed directly to the Medicare program. If the DRA caps had been in effect for full year 2006, we estimate the reduction in Medicare revenue due to the DRA reimbursement rate decrease would have been approximately $9.7 million. Additionally, the 2007 PET and PET/CT Medicare HOPPS reductions described above would have reduced revenue by approximately $2.8 million. Combined, the DRA and PET and PET/CT Medicare HOPPS rate reductions would have negatively impacted our 2006 revenue and did impact our 2007 revenue by a total of $12.5 million and $14.0 million, respectively. For 2008, however, the DRA and the net Medicare rate reductions in HOPPS did not have a material negative effect on revenue and earnings, and we do not believe that such changes will have a material negative effect on revenue and earnings for 2009. At this time, however, we cannot predict the full impact the rate reductions will have on our future revenues or business.

        In addition, as indicated above, the HOPPS payments are the amounts received by our hospital clients for hospital outpatient services. On November 1, 2007, the Centers for Medicare & Medicaid Services, or CMS, issued a final determination related to Medicare Part B HOPPS reimbursement rates for imaging procedures, effective January 1, 2008. In this final ruling, CMS bundled the PET and PET/CT payment for the radiopharmaceutical with the payment for the PET and PET/CT scan. As a result, the 2008 national Medicare payment rate for PET and PET/CT scans was reduced by approximately 13% and 20%, respectively. In addition, CMS reduced the 2008 national Medicare HOPPS rate for MRI scans by approximately 3%, and for the lowest and highest levels of stereotactic radiosurgery treatment delivery services by approximately 18% and 5%, respectively. If these rates had been in effect for full year 2007, we estimate that our retail revenue related to these Medicare HOPPS reductions would have been impacted by approximately $3.0 million. As a result of the 2007 and 2008 reductions in Medicare reimbursement rates resulting from the implementation of the DRA and revised PET and PET/CT reimbursements under HOPPS, the Company may face increased PET and PET/CT wholesale pricing pressure. In 2008, however, the Company did not face an increase in pressure in wholesale pricing for PET and PET/CT as a result of the reductions in Medicare reimbursement rates from the implementation of the DRA and revised PET and PET/CT reimbursements under HOPPS.

        In addition, the DRA also codified the reduction in reimbursement for multiple images on contiguous body parts, which was previously announced by CMS. The DRA mandated payment at 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session. Initially, CMS announced that it would phase in this reimbursement reduction over a two-year period, resulting in a 25% reduction for each additional imaging procedure on contiguous body parts in 2006 and an additional 25% reduction in 2007. To date, CMS has not yet implemented the additional 25% reduction scheduled for 2007. For HOPPS rates, CMS did not implement a similar reduction in reimbursement for multiple images on contiguous body parts. Instead, effective January 1, 2009, CMS established three HOPPS imaging families according to modality—one for ultrasound, one for CT and CTA, and one for MRI and MRA services. CMS then established five composite Ambulatory Payment Classifications, or APCs, based on these HOPPS imaging families, splitting the families for CT and CTA, and MRI and MRA, into two separate composite APCs each to reflect whether the procedures are performed with or without contrast. CMS will provide a single APC payment when two or more imaging procedures using the same imaging modality are reported on a single date of service. If a with and without contrast procedure are reported together, they are paid at the higher with contrast payment category. We believe the implementation of this new payment methodology will not have a material impact on our consolidated financial position or results of operations in the future.

        For those hospitals and other providers with which we contract, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA"), changed the way Medicare payments are made in many significant ways. For example, the MMA revised the methodology used to calculate payments for certain drugs, including radiopharmaceutical agents, which were paid as pass-throughs, or additional payment amounts under HOPPS. This change resulted in reduced payments to hospitals for diagnostic scans utilizing radiopharmaceuticals; however, this change did not have a material effect on pricing of our PET contracts with hospitals or our financial performance. In addition, the MMA established payments for devices of brachytherapy consisting of a seed or seeds (i.e., radioactive source(s)) based on a hospital's charges adjusted to cost from January 1, 2004 through December 31, 2006. The MMA changes were further extended by subsequent legislation through December 31, 2009. CMS has proposed on a number of occasions to revise the payment methodology for brachytherapy based on hospital charges to a prospective payment methodology. If finalized, the reimbursement for the use of brachytherapy devices would be reduced, which would not significantly impact our business.

        We cannot predict whether or the extent to which proposed or future statutory or regulatory changes will affect the demand for our services. For example, President Barack Obama's budget for fiscal year 2010 includes provisions that may require the use of radiology benefit managers to preauthorize certain imaging services. Future requirements limiting access to or payment for radiology or radiation oncology services may negatively impact our future revenues or business.

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

        In addition, we experience seasonality in the sale of our services. For example, our revenues typically decline from our third fiscal quarter to our fourth fiscal quarter. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue can be affected primarily by inclement weather, the results of which are fewer patient scans during the period. Fourth quarter revenue is affected primarily by holiday and client and patient vacation schedules and inclement weather, the results of which are fewer patient scans during the period. As a result, our revenues may vary significantly from quarter to quarter, and our quarterly results may be below market expectations. We may not be able to reduce our expenses, including our debt service obligations, quickly enough to respond to these declines in revenue, which would make our business difficult to operate and would harm our financial results.

We may experience competition from other medical diagnostic and radiation oncology companies and equipment manufacturers and this competition could adversely affect our revenues and our business.

        The market for diagnostic imaging and radiation oncology services and systems is competitive. Our major diagnostic imaging competitors include RadNet, Inc., InSight Health Services Corp., Medquest, Inc., Medical Resources, Inc., Shared Medical Services, Kings Medical Company Inc. and DMS Health Group. Our major radiation oncology competitors include Radiation Therapy Services, Inc., Oncare Medical Corp., Vontage Oncology, Inc., and US Oncology, Inc. In addition to direct competition from other imaging and radiation oncology providers, we compete with independent imaging centers and referring physicians with diagnostic imaging systems in their own offices, as well as with original equipment manufacturers, or OEMs, that aggressively sell or lease imaging systems to healthcare providers for full-time installation. In recent years we have seen an increase in activity by OEMs' sale of systems directly to a certain number of our clients. Typically, OEMs target our higher scan volume clients. This increase in activity by OEMs has resulted in overcapacity of systems in the marketplace, especially related to medical groups adding imaging capacity within their practice settings. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace these higher volume scan clients typically with lower volume clients. During the year ended December 31, 2008, our shared-services MRI revenues modestly declined compared to 2007 levels and we believe that our shared-services MRI revenues will continue to modestly decline in future years, exclusive of acquisitions.

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

We may be unable to effectively maintain our imaging and radiation oncology systems or generate revenue when our systems are not working.

        Timely, effective service is essential to maintaining our reputation and high utilization rates on our imaging and radiation oncology systems. Repairs to one of our systems can take up to two weeks and result in a loss of revenue. Our warranties and maintenance contracts do not fully compensate us for loss of revenue when our systems are not working. The principal components of our operating costs include depreciation, salaries paid to technologists and other clinical staff, drivers, annual system maintenance costs, insurance and transportation costs. Because the majority of these expenses are fixed, a reduction in the number of scans or treatments performed due to out-of-service equipment will result in lower revenues and margins. Repairs of our equipment are performed for us by the equipment manufacturers. These manufacturers may not be able to perform repairs or supply needed parts in a timely manner. Thus, if we experience greater than anticipated system malfunctions or if we are unable to promptly obtain the service necessary to keep our systems functioning effectively, our revenues could decline and our ability to provide services would be harmed.

Our ability to maximize the utilization of our diagnostic imaging equipment may be adversely impacted by harsh weather conditions, which may affect our ability to generate revenue.

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

Adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit markets could adversely affect our operating results, financial condition, or liquidity.

        We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009. Continued concerns about the systemic impact of potential long-term and wide-spread recession, inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased market volatility and diminished expectations for the United States economy. Added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the United States government financial assistance to American International Group Inc., Citibank, Bank of America and other federal government interventions in the United States financial system led to increased market uncertainty and instability in both United States and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

        As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers.

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

We may not receive payment from some of our healthcare provider customers because of their financial circumstances.

        Some of our healthcare provider customers do not have significant financial resources, liquidity or access to capital. If these customers experience financial difficulties they may be unable to pay us for the equipment and services that we provide. We have experienced, and expect to continue to experience, write-offs of accounts receivables from healthcare provider customers that become insolvent, file for bankruptcy or are otherwise unable to pay amounts owed to us. A significant deterioration in general or local economic conditions could have a material adverse affect on the financial health of certain of our healthcare provider customers. As a result, we may have to increase the amounts of accounts receivables that we write-off, which would adversely affect our financial condition and results of operations.

Natural disasters could adversely affect our business and operations.

        Our corporate headquarters is located in California and we currently operate in various geographic regions across 46 states, subject to varying risks for natural disaster, including but not limited to, hurricanes, blizzards, floods, earthquakes and tornados. Depending upon their severity, these natural disasters could damage our facilities and systems or prevent potential patients from traveling to our centers. Damage to our equipment or any interruption in our business would adversely affect our financial condition and could result in the loss of the capital invested in the damaged facilities or systems or anticipated future cash flows from those facilities or imaging systems.

Technological change in our industry could reduce the demand for our services and require us to incur significant costs to upgrade our equipment.

        We operate in a competitive, capital intensive and high fixed-cost industry. The development of new technologies or refinements of existing ones might make our existing systems technologically or economically obsolete, or reduce the need for our systems. MRI, PET and PET/CT, radiation oncology and other diagnostic imaging systems are currently manufactured by numerous companies. Competition among manufacturers for a greater share of the MRI, PET and PET/CT and other diagnostic imaging systems market has resulted in and likely will continue to result in technological advances in the speed and imaging capacity of these new systems. Consequently, the obsolescence of our systems may be accelerated. Should new technological advances occur, we may not be able to acquire the new or improved systems. In the future, to the extent we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing or the issuance of equity or debt securities, we may be unable to maintain a competitive equipment base. In addition, advancing technology may enable hospitals, physicians or other diagnostic service providers to perform procedures without the assistance of diagnostic service providers such as ourselves. As a result, we may not be able to maintain our competitive position in our targeted regions or expand our business.

High fuel costs would harm our operations.

        Fuel costs constitute a significant portion of our mobile operating expenses. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and supply and demand. Fuel availability is also affected by demand for home heating oil, diesel, gasoline and other petroleum products, as well as overall economic conditions. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. In the event of a fuel supply shortage or further increases in fuel prices, a curtailment of scheduled mobile service could result. There have been significant increases in fuel costs and continued high fuel costs or further increases will harm our financial condition and results of operations.

We may be unable to renew or maintain our client contracts, which would harm our business and financial results.

        Upon expiration of our clients' contracts, we are subject to the risk that clients will cease using our imaging services and purchase or lease their own imaging systems or use our competitors' imaging systems. During the year ended December 31, 2008, we continued to experience a high rate of contract terminations partially due to stepped up marketing, sales and attractive financing alternatives being offered by original equipment manufacturers to our clients. A portion of our clients can execute early termination clauses and discontinue service prior to maturity. As a result, our 2008 MRI revenues declined compared to 2007 levels and we believe that MRI revenues from our shared-service operations will continue to decline in future periods, exclusive of acquisitions. If these contracts are not renewed, it could result in a significant negative impact on our business. It is not always possible to immediately obtain replacement clients, and historically many replacement clients have been smaller facilities which have a lower number of scans than lost clients.

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

We may be subject to professional liability risks, which could be costly and could negatively impact our business and financial results.

        We may be subject to professional liability claims. Although there currently are no known hazards associated with any of our scanning or therapy delivery technologies directly related to the physical equipment when used properly, hazards may be discovered in the future. Furthermore, there is a risk of harm to a patient during an MRI if the patient has certain types of metal implants or cardiac pacemakers within his or her body. Although patients are screened to safeguard against this risk, screening may nevertheless fail to identify the hazard. There also is potential risk to patients treated with our therapy equipment secondary to inadvertent or excessive over- or under exposure to radiation. We maintain professional liability insurance with coverage that we believe is consistent with industry practice and appropriate in light of the risks attendant to our business. However, any claim made against us could be costly to defend against, result in a substantial damage award against us and divert the attention of our management from our operations, which could have an adverse effect on our financial performance.

Loss of key executives and failure to attract qualified managers and sales persons could limit our growth and negatively impact our operations.

        We depend upon our management team to a substantial extent. In particular, we depend upon Mr. Viviano, our Chief Executive Officer and Chairman of our Board of Directors for his skills, experience and knowledge of our Company and industry contacts. Effective December 9, 2008, Mr. Viviano entered into an amendment to his employment agreement which modified the term of such agreement to last the duration of his employment with the Company. In addition, we do not have key employee insurance policies covering any of our management team. The loss of Mr. Viviano or other members of our management team could have a material adverse effect on our business, results of operations or financial condition.

        As we grow, we will increasingly require field managers and sales persons with experience in our industry to operate our diagnostic and radiation oncology equipment. It is impossible to predict the availability of qualified field managers and sales persons or the compensation levels that will be required to hire them. The loss of the services of any member of our senior management or our inability to hire qualified field managers and sales persons at economically reasonable compensation levels could adversely affect our ability to operate and grow our business.

Loss of, and failure to attract, qualified employees, technologists and other clinical staff could limit our growth and negatively impact our operations.

        Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense. In particular, there is a very high demand for qualified technologists who are necessary to operate our systems, particularly PET and PET/CT technologists. We may not be able to hire and retain a sufficient number of technologists, therapists, physicists and dosimetrists and we expect that our costs for the salaries and benefits of these employees will continue to increase for the foreseeable future because of the industry's competitive demand for their services. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

Our positron emission tomography and positron emission tomography/computed tomography, or PET and PET/CT services, and some of our other imaging services require the use of radioactive materials, which could subject us to regulation-related costs and delays and potential liabilities for injuries or violations of environmental, health and safety laws.

        Our PET and PET/CT services and some of our other imaging services require radioactive materials. While this radioactive material has a short half-life, meaning it quickly breaks down into inert, or non-radioactive substances, storage, use and disposal of these materials present the risk of accidental environmental contamination and physical injury. We are subject to federal, state and local regulations governing storage, handling and disposal of these materials and waste products. In spite of our safety procedures for storing, handling and disposing of these hazardous materials, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. We maintain professional liability insurance with coverage that we believe is consistent with industry practice and appropriate in light of the risks attendant to our business. However, in the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management's attention in order to comply with current or future environmental, health and safety laws and regulations.

We may not be able to achieve the expected benefits from future acquisitions, which would adversely affect our financial condition and results.

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

  •
  the diversion of management's attention from the management of daily operations to the integration of operations;

  •
  difficulties in the assimilation and retention of employees;

  •
  potential adverse effects on operating results; and

  •
  challenges in retaining clients.

        We may not be able to maintain the levels of operating efficiency acquired companies have achieved or might achieve separately. Successful integration of each of their operations will depend upon our ability to manage those operations and to eliminate redundant and excess costs. Because of difficulties in combining operations, we may not be able to achieve the cost savings and other size-related benefits that we hoped to achieve after these acquisitions, which would harm our financial condition and operating results.

Two of our stockholders and their affiliates beneficially own almost half of our outstanding shares of common stock and have the contractual right to designate members of our board of directors and board committees, and will therefore be able to exert significant influence over us, including with respect to change of control transactions.

        On April 16, 2007, the Oaktree and MTS (collectively the "Oaktree Parties") acquired approximately 49.7% of our outstanding shares of common stock from a fund controlled by an affiliate of KKR. As of December 31, 2008, the Oaktree Parties beneficially own approximately 47.6% of our outstanding shares of common stock. In connection with the acquisition, the Oaktree Parties obtained the right to designate three of the seven members of our board of directors, two of the four members of our Compensation Committee (including the chairperson), two of the four members of our Nominating and Corporate Governance Committee and one of the three members of our Finance Committee.

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

        The trading price of our common stock on the New York Stock Exchange has fluctuated significantly in the past. During the period from January 1, 2006 through December 31, 2008, the trading price of our common stock fluctuated from a high of $12.03 per share to a low of $3.80 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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

        In the past, following periods of volatility in the market price of an individual company's securities, securities class action litigation often has been instituted against that company. The institution of similar litigation against us could result in substantial costs and a diversion of management's attention and resources, which could negatively affect our business, results of operations or financial condition.

Provisions of the Delaware General Corporation Law and our organizational documents may discourage an acquisition of us.

        In the future, we could become the subject of an unsolicited attempted takeover of our Company. Although an unsolicited takeover could be in the best interests of our stockholders, our organizational documents and the General Corporation Law of the State of Delaware both contain provisions that will impede the removal of directors and may discourage a third-party from making a proposal to acquire us. For example, the provisions:

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

        Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of health care companies, as well as their executives and managers. These investigations relate to a wide variety of matters, including referral and billing practices. The Office of the Inspector General of the DHHS and the Department of Justice ("DOJ") have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries.

        If our operations are found to be in violation of any of the laws and regulations to which we or our clients are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of our operations. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. Our risk of being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert management's attention from the operation of our business. For a more detailed discussion of the various state and federal regulations to which we are subject see "Business—Regulation," "Business—Reimbursement" and "Business—Environmental, Health and Safety Laws."

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

        Regulations published in November 2006 by CMS identify 14 supplier standards applicable to independent diagnostic testing facilities, or IDTFs, which include some of our facilities. CMS designed these standards to ensure that minimum quality standards are met to protect Medicare beneficiaries. If an IDTF fails to meet one or more of the standards at the time of enrollment or re-enrollment, then its application will be denied or the agency will revoke an IDTF's billing privileges. These standards went into effect on January 1, 2007, and IDTFs must meet these standards to obtain or retain enrollment in the Medicare program. CMS published additional regulatory provisions in November 2007 and November 2008 that revised the existing IDTF standards and also created several additional standards. These changes went into effect on January 1, 2008 and January 1, 2009, respectively. To the extent that CMS publishes interpretations of these standards that are more restrictive than the standards described in the agency's published rules, our business could be adversely impacted. At this time, we cannot predict the impact that these new standards will have on our business.

        It is also not clear at this time what existing or future proposals, if any, will be made or adopted and, if adopted, what effect these proposals would have on our business. Aspects of certain of these healthcare proposals, such as payment reductions in the Medicare and Medicaid programs, containment of healthcare costs on an interim basis by means that could include a short-term freeze on prices charged by healthcare providers, and permitting greater state flexibility in the administration of Medicaid, could limit the demand for our services or affect the revenue per procedure that we can collect, which would harm our business and results of operations.

The application or repeal of state certificate of need regulations could harm our business and financial results.

        Some states require a certificate of need or similar regulatory approval prior to the acquisition of high-cost capital items, including diagnostic imaging systems or provision of diagnostic imaging services by us or our clients. Twenty-one of the 46 states in which we operate require a certificate of need and more states may adopt similar licensure frameworks in the future. In many cases, a limited number of these certificates are available in a given state. If we are unable to obtain the applicable certificate or approval or additional certificates or approvals necessary to expand our operations, these regulations may limit or preclude our operations in the relevant jurisdictions.

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

If we fail to comply with various licensure, certification and accreditation standards, we may be subject to loss of licensure, certification or accreditation which would adversely affect our operations.

        All of the states in which we operate require that the imaging technologists that operate our computed tomography, single photon emission computed tomography and positron emission tomography systems be licensed or certified. Also, each of our retail sites must continue to meet various requirements in order to receive payments from the Medicare program. In addition, we are currently accredited by the Joint Commission on Accreditation of Healthcare Organizations, an independent, non-profit organization that accredits various types of healthcare providers such as hospitals, nursing homes and providers of diagnostic imaging services. In the healthcare industry, various types of organizations are accredited to meet certain Medicare certification requirements, expedite third-party payments and fulfill state licensure requirements. Some managed care providers prefer to contract with accredited organizations. Any lapse in our licenses, certifications or accreditations, or those of our technologists, or the failure of any of our retail sites to satisfy the necessary requirements under Medicare could adversely affect our operations and financial results.

Risks Related to Our Indebtedness

Our substantial indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

        We are highly leveraged and our liabilities exceed our assets by a substantial amount. As of December 31, 2008, we had $662.6 million of outstanding debt, excluding letters of credit, and approximately $50.1 million was available for borrowing under our amended credit facility. Our substantial indebtedness could have important consequences for our stockholders. For example, it could:

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

        Our property and equipment, which make up a significant portion of our tangible assets, had a net book value of $342.8 million as of December 31, 2007 and $357.2 million as of December 31, 2008. The book value of these assets should not be relied on as a measure of realizable value for such assets. The realizable value may be lower than such net book value. The value of our assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered. Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered. Our goodwill and other intangible assets had a net book value of $269.0 million as of December 31, 2007 and $304.2 million as of December 31, 2008. These assets primarily consist of the excess of the acquisition cost over the fair market value of the net assets acquired in purchase transactions, customer contracts and costs to obtain certificates of need. The value of goodwill and other intangible assets will continue to depend significantly upon the success of our business as a going concern and the growth in future cash flows. As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our Company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

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

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more indebtedness, which could increase the risks described above.

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures that govern our 7 1/4% senior subordinated notes due 2012 permit us or our subsidiaries to incur additional indebtedness, subject to certain restrictions. Further, the indentures allow for the incurrence of indebtedness by our subsidiaries, all of which would be structurally senior to the notes. In addition, as of December 31, 2008, our revolving credit facility permitted additional borrowings of up to approximately $50.1 million subject to the covenants contained in the credit facility, and all of those borrowings would be senior to the notes. If new debt is added to our or our subsidiaries' current debt levels, the risks discussed above could intensify.

If we are unable to generate or borrow sufficient cash to make payments on our indebtedness or to refinance our indebtedness on acceptable terms, our financial condition would be materially harmed, our business may fail and you may lose all of your investment.

        Our ability to make scheduled payments on or to refinance our obligations with respect to our debt will depend on our financial and operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control. As a result of the recent global market and economic conditions, the cost and availability of credit and equity capital have been severely impacted. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our debt on or before maturity or sell certain of our assets. We cannot assure you that we will be able to restructure or refinance any of our debt on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

We may not be able to finance future needs or adapt our business plan to changes because of restrictions placed on us by our credit facility, our notes, the indentures governing our notes and instruments governing our other indebtedness.

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

Increases in interest rates could adversely affect our financial condition.

        An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. At December 31, 2008, $351.6 million of our debt was at variable interest rates. During the first quarter of 2008, we entered into two new interest rate swap agreements which have a total notional amount of $185.4 million, to hedge the future cash interest payments associated with a portion of our variable rate bank debt. Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%.

        In September 2008, Lehman Brothers Holding, Inc. ("LHI") filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. On October 6, 2008, Lehman Commercial Paper, Inc. ("LCPI"), a subsidiary of Lehman Brothers, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. One of our swaps with a notional amount of $92.7 million was with LCPI (the "Lehman Swap"). As of September 12, 2008 hedge accounting was terminated on the Lehman Swap as we did not expect LCPI to fulfill their obligations. We terminated the Lehman Swap in February 2009.

        During the first quarter of 2009, we replaced the Lehman swap with an interest rate swap agreement which has a notional amount of $92.7 million and has been designated as a cash flow hedge of variable future cash flows associated with a portion of our long term debt. Under the terms of this agreement, which matures in January 2011, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%.

        Additionally, during the first quarter of 2009, we entered into an interest rate swap agreement which has a notional amount of $56.8 million, to hedge future cash interest payments associated with a portion of the our variable rate bank debt. Under the terms of this agreement, which matures in November 2011, we receive three-month LIBOR and pay a fixed rate of 2.07%. The net effect of the hedge is to record interest expense at a fixed rate of 4.57%, as the debt incurs interest based on three-month LIBOR plus 2.50%.

        Increases in interest rates would also impact the refinancing of our debt. If interest rates are higher when our debt becomes due, we may be forced to borrow at the higher rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, carry the risks that the other parties to the agreements may not perform or that the agreements could be unenforceable.

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        We lease approximately 36,634 square feet of space in Newport Beach, California for our executive and principal administrative offices. We also lease 20,000 square feet of space in Canton, Ohio for our retail billing operations. We have 15,900 square feet of space for a large regional office in Andover, Massachusetts, in addition to other small regional offices throughout the country. We also lease a 15,600 square foot operations warehouse in Orange, California and a 9,000 square foot operations warehouse in Childs, Pennsylvania.

Item 3.    Legal Proceedings.

        From time to time, we are involved in routine litigation incidental to the conduct of our business. We believe that none of this litigation pending against us will have a material adverse effect on our business.

Item 4.    Submission of Matters to a Vote of Security Holders.

        During the fourth quarter of 2008, our Board of Directors and a majority of our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to change the name of our Company from Alliance Imaging, Inc. to Alliance HealthCare Services, Inc. The name change was approved by the written consent of 50.1% of our stockholders on December 9, 2008 and became effective on February 17, 2009.

 PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

        Our common stock is traded on the New York Stock Exchange under the symbol "AIQ". The high and low sales prices as reported on the NYSE are set forth below for the respective time periods. As of March 7, 2009, there were 28 stockholders of record of our common stock and approximately 2,600 beneficial holders of our common stock.

	2008		2007
	High	Low	High	Low
First Quarter	$11.00	$8.16	$8.93	$6.10
Second Quarter	$9.46	$7.59	$9.62	$8.00
Third Quarter	$12.03	$8.08	$10.64	$7.50
Fourth Quarter	$10.25	$6.15	$10.18	$8.28

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

        All stock option plans under which our common stock is reserved for issuance have previously been approved by our shareholders. The following table provides summary information as of December 31, 2008 for all of our stock option plans:

	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of Common Stock remaining available for future issuance (excluding shares reflected in column 1)
Stock option plans approved by shareholders	4,014,175	$6.70	1,194,208
Stock option plans not approved by shareholders	—	—	—

	4,014,175	$6.70	1,194,208

STOCK PERFORMANCE GRAPH

        The following graph sets forth the cumulative return on our common stock from December 31, 2003 through December 31, 2008, as compared to the cumulative return of the S&P 500 Index and the cumulative return of the S&P Healthcare Index. The graph assumes that $100 was invested on December 31, 2003 in each of (1) our common stock, (2) the S&P 500 Index, and (3) the S&P Healthcare Index and that all dividends (if applicable) were reinvested.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Alliance HealthCare Services, Inc.	100.00	304.05	160.81	179.73	260.00	215.41
S&P 500	100.00	108.99	112.26	127.55	132.06	81.23
S&P Healthcare Index	100.00	100.23	105.10	111.18	117.17	88.49

        This graph and the accompanying text is not "soliciting material," is not deemed filed with the SEC, and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

	Year Ended December 31,
	2004	2005	2006	2007	2008
Consolidated Statements of Operations Data:
Revenues	$432,080	$430,788	$455,775	$444,919	$495,834
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	217,605	226,294	244,254	235,471	261,753
Selling, general and administrative expenses	48,142	48,077	53,955	57,049	62,728
Employment agreement costs	2,064	366	—	—	—
Severances and related costs	1,223	826	745	682	636
Loss on extinguishment of debt	44,393	—	—	—	61
Depreciation expense	80,488	82,505	83,397	82,703	87,728
Amortization expense	3,522	3,954	4,933	5,195	8,696
Interest expense and other, net	44,502	34,203	41,078	42,362	48,392
Other (income) and expense, net	(484)	(399)	45	(579)	(872)

Total costs and expenses	441,455	395,826	428,407	422,883	469,122

(Loss) income before income taxes, minority interest expense and earnings from unconsolidated investees	(9,375)	34,962	27,368	22,036	26,712
Income tax (benefit) expense	(6,955)	14,758	12,032	11,644	11,764
Minority interest expense	2,373	1,718	2,075	1,727	3,030
Earnings from unconsolidated investees	(4,029)	(3,343)	(5,371)	(7,567)	(4,605)

Net (loss) income	$(764)	$21,829	$18,632	$16,232	$16,523

(Loss) earnings per common share:
Basic	$(0.02)	$0.44	$0.37	$0.32	$0.33

Diluted	$(0.02)	$0.43	$0.37	$0.31	$0.32

Weighted average number of shares of common stock and common stock equivalents:
Basic	48,350	49,378	49,780	50,563	50,357
Diluted	48,350	50,262	50,335	51,582	52,159

	December 31,
	2004	2005	2006	2007	2008
Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$20,721	$13,421	$16,440	$120,892	$73,305
Total assets	622,198	675,342	664,526	849,807	883,723
Long-term debt, including current maturities	575,664	579,582	529,425	670,796	662,562
Stockholders' (deficit) equity	(67,528)	(40,256)	(16,974)	3,656	23,527

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are a leading national provider of outpatient diagnostic imaging services, based upon annual revenue and number of diagnostic imaging systems deployed, and are a provider of radiation oncology services. Our principal sources of revenue are derived from magnetic resonance imaging ("MRI") and positron emission tomography/computed tomography ("PET/CT"). We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. We also provide services through a growing number of fixed-site imaging centers, primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which includes only the use of our imaging systems under a short-term contract. We have also leveraged our leadership in MRI and PET/CT to expand into radiation oncology. Our radiation oncology business is operated through our wholly-owned subsidiary, Alliance Oncology, LLC ("AO"), and includes a wide range of services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, actual radiation oncology delivery, therapy management and follow-up care. Our services include the use of our linear accelerators, therapists to operate such systems, administrative staff, equipment maintenance and upgrades, and management of day-to-day operations. We also provide stereotactic radiation oncology services through our wholly-owned subsidiary, Alliance Radiosurgery, LLC.

        MRI and PET/CT services generated 54% and 34% of our revenue, respectively, for the year ended December 31, 2008, 60% and 31% of our revenue, respectively, for the year ended December 31, 2007 and 62% and 29% of our revenue, respectively, for the year ended December 31, 2006. The remaining revenue was comprised of radiation oncology revenue and other modality diagnostic imaging services revenue, primarily computed tomography ("CT") and management contract revenue. We had 505 diagnostic imaging and radiation oncology systems, including 301 MRI systems and 114 positron emission tomography ("PET") or PET/CT systems and served over 1,000 clients in 46 states at December 31, 2008. We operated 105 fixed-site imaging centers (four in unconsolidated joint ventures), which constitutes systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups' offices, and free-standing fixed-site imaging centers, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space at December 31, 2008. Of the 105 fixed-site imaging centers, 82 were MRI fixed-site imaging centers, 12 were PET or PET/CT fixed-site imaging centers, seven were other modality fixed-site imaging centers and four were in unconsolidated joint ventures. We also operated 21 radiation oncology centers and stereotactic radiosurgery facilities (including two radiation oncology centers in unconsolidated joint ventures) at December 31, 2008.

        Approximately 79%, 89% and 87% of our revenues for the years ended December 31, 2008, 2007 and 2006, respectively, were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients' behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients' receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

        Approximately 21%, 11% and 13% of our revenues for the years ended December 31, 2008, 2007 and 2006, respectively, were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenue. Our revenue from these sites is generated from direct billings to patients or their third-party payors, including Medicare, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

        Fixed-site imaging centers and radiation oncology centers can be structured as either wholesale or retail arrangements. Revenues from these centers are included in both our wholesale or retail revenues, respectively.

        For services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene. For example, for 2008, the fee schedule rates were to be reduced by approximately 10.1%. The Medicare, Medicaid and SCHIP Extension Act of 2007 eliminated the 10.1% reduction for 2008 and increased the annual payment rate update by 0.5%. This increase to the annual Medicare Physician Fee Schedule payment update was effective only for Medicare claims with dates of service between January 1, 2008 and June 30, 2008. Beginning July 1, 2008, under the Medicare Improvement for Patients and Providers Act of 2008 ("MIPPA"), the 0.5% increase was continued for the rest of 2008.

        In addition, MIPPA established a 1.1% increase to the Medicare Physician Fee Schedule payment update for 2009. MIPPA also modified the methodology by which the budget neutrality formula was applied to the 2009 physician fee schedule payment rates, however, resulting in an overall reduction in payment rates for services performed by many specialties, including an estimated 3% reduction for radiation oncology and 1% reduction for nuclear medicine. The impact of the payment rates on specific companies depends on their service mix. At this time, we estimate slight decreases in rates for our radiation oncology business but cannot predict the full impact the rate reductions will have on our future revenues or business. Also with respect to MIPPA, the legislation requires all suppliers that provide the technical component of diagnostic MRI, CT, PET and nuclear medicine to be accredited by an accreditation organization designated by the Centers for Medicare and Medicaid Services ("CMS") by January 1, 2012. Though CMS has not yet designated the accreditation organizations, all our facilities are accredited by The Joint Commission.

        A number of other legislative changes impact our retail business. For example, the Deficit Reduction Act of 2005 ("DRA") imposed caps on Medicare payment rates for certain imaging services, furnished in physician's offices and other non-hospital based settings. The caps impact MRI, PET, and certain imaging services performed in conjunction with radiation therapy, including certain IGRT services and diagnostic imaging services used to plan IMRT. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change applied to services furnished on or after January 1, 2007. The limitation is applicable to the technical components of the diagnostic imaging services only, which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule. CMS issues on an annual basis the hospital outpatient prospective payment ("HOPPS") rates, which are used to develop the caps. The reimbursement for the technical component under the Physician Fee Schedule generally allows for higher reimbursement than under HOPPS. The implementation of this reimbursement reduction contained in the DRA had a significant effect on our financial condition and results of operations in 2007, whereas the changes from 2007 to 2008 were limited.

        In addition, as indicated above, the HOPPS payments are the amounts received by our hospital clients for hospital outpatient services. On November 1, 2007, CMS released its final determination of Medicare Part B HOPPS reimbursement rates for PET and PET/CT imaging procedures, effective January 1, 2008. For 2008, the national payment rate for nonmyocardial PET and PET/CT scans was $1,057 per scan and the national payment rate for myocardial PET scans was $1,400 per scan. In its final 2008 HOPPS reimbursement rates, CMS also bundled the PET and PET/CT payment for radiopharmaceuticals with the payment for the PET and PET/CT scan. In addition, CMS reduced the 2008 national Medicare HOPPS rate for MRI scans by approximately 3%. The 2008 national Medicare HOPPS payment rates for stereotactic radiosurgery treatment delivery services ranged from $1,057 to $8,055, depending on the level of service. On October 30, 2008, CMS released its 2009 national Medicare HOPPS payment rates, effective January 1, 2009. For nonmyocardial PET and PET/CT, the 2009 payment rate is $1,037 per scan. For myocardial PET procedures, the 2009 payment rate is $1,157 per scan. For stereotactic radiosurgery treatment delivery services, the 2009 payment rates range from $952 to $7,642, depending on the level of service.

        For full year 2006, we estimate that approximately 5.6% of our revenue was billed directly to the Medicare program. If the DRA had been in effect for full year 2006, we estimate the reduction in Medicare revenue due to the DRA reimbursement rate decrease would have reduced revenue by approximately $9.7 million and the PET and PET/CT Medicare HOPPS reduction would have reduced revenue by approximately $2.8 million. Combined, the DRA and PET and PET/CT Medicare HOPPS rate reductions would have negatively impacted our 2006 revenue and did impact our 2007 revenue by a total of approximately $12.5 million and $14.0 million, respectively. For 2008, however, the DRA and the net Medicare rate reductions in HOPPS have not had a material negative effect on revenue and earnings, and we do not believe that such changes will have a material negative effect on revenue and earnings for 2009. Also to date, in 2008, we did not face an increase in pressure in wholesale pricing for PET and PET/CT as a result of the reductions in Medicare reimbursement rates from the implementation of the DRA and revised PET and PET/CT reimbursements under HOPPS. At this time, however, we cannot predict the impact the rate reductions will have on our future revenues or business.

        Furthermore, with respect to the final Medicare Physician Fee Schedule Rule for calendar year 2009, CMS announced additional performance standards for suppliers of mobile diagnostic services. The final rule requires suppliers of mobile diagnostic services under certain circumstances to enroll in Medicare and bill directly for these services, regardless of where they are performed. An exception was made for services provided to hospital patients under arrangement with that hospital. In those circumstances, the mobile diagnostic facility would be required to enroll in Medicare, but the hospital would bill for the services. On December 15, 2008, CMS issued additional guidance that companies that lease or contract with a Medicare-enrolled provider or supplier to provide only diagnostic testing equipment and/or non-physician personnel are not required to enroll in Medicare. The agency nonetheless indicated that it is continuing to evaluate such arrangements. At this time, we do not expect that the new policies will significantly impact our business.

        In 2007 and 2008, the growth rate of MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, a growing number of medical groups adding imaging capacity within their practice setting, the increasing trend of third-party payors intensifying their utilization management efforts to control MRI scan volume growth rate and additional patient-related cost-sharing programs. We expect that this trend will continue throughout 2009. Further, President Barack Obama's budget for fiscal year 2010 includes provisions that may require the use of radiology benefit managers to preauthorize certain imaging services. At this time, it is unclear what impact this might have on our future revenues or business.

        We have experienced and continue to experience an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers, or OEMs,

selling systems directly to certain of our clients. Typically, OEMs target our higher scan volume clients. This increase in activity by OEMs has resulted in overcapacity of systems in the marketplace, especially related to medical groups adding imaging capacity within their practice setting. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace these higher volume clients typically with lower volume clients. During 2008, our MRI revenues increased compared to 2007 levels due to an acquisition completed in the fourth quarter of 2007, which was partially offset by the modest decrease in scan volume. We believe that MRI revenues will modestly decline in future years.

        Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009. Continued concerns about the systemic impact of potential long-term and wide-spread recession, inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased market volatility and diminished expectations for the United States economy. Added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the United States government financial assistance to American International Group Inc., Citibank, Bank of America and other federal government interventions in the United States financial system led to increased market uncertainty and instability in both United States and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

        As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the United States and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability, and the ability of our customers, to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations.

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

Seasonality

        We experience seasonality in the revenues and margins generated for our services. In 2007 and 2008, the first and second quarters had more scanning days than the third and fourth quarters. Third and fourth quarter revenues are affected by holiday and client and patient vacation schedules, resulting in fewer scans during the period. The first quarter of 2008 benefited from one extra calendar day due to leap year. The second half of 2008 had 3.6 less scanning days than the first half of 2008. The variability in margins is higher than the variability in revenues due to the fixed nature of our costs.

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

        In connection with the KKR acquisition, we incurred a significant amount of debt. As of December 31, 2008, we had $662.6 million of outstanding debt, consisting of $351.6 million of borrowings under our credit facility, $289.5 million aggregate principal amount of outstanding 7 1/4% senior subordinated notes due 2012 (the "7 1/4% Notes"), and $21.5 million of equipment debt. Our indebtedness could require us to dedicate a substantial portion of our cash flow to payments on our debt and thereby reduce the availability of our cash flow to fund working capital, make capital expenditures and invest in the growth of our business. In addition, the substantial interest payments on our debt could make it more difficult for us to achieve and sustain profitability.

        On November 27, 2006, affiliates of KKR sold 9.2 million shares of our common stock in an underwritten secondary public offering. Following completion of the offering, KKR beneficially owned approximately 52% of our outstanding shares of common stock. We did not sell any shares and did not receive any proceeds from the sale of shares in the public offering.

        On April 16, 2007, funds managed by Oaktree and MTS purchased approximately 24.5 million shares of our common stock from KKR. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of our common stock. Subsequently, KKR sold its remaining shares on the open market.

Recent Transactions

        Effective October 1, 2007, we purchased the assets of Diagnostic Radiology Systems, Inc., a mobile provider of MRI and PET/CT, with operations in a certificate of need state. The purchase price consisted of $8.6 million in cash and transaction costs. The acquisition was financed using internally generated funds. As a result of this acquisition, we recorded goodwill of $2.1 million and acquired intangible assets of $2.2 million, of which $1.5 million was assigned to customer contracts, which is amortized over eight years, $0.5 million was assigned to the non-compete agreement, which is amortized over one year, and $0.2 million was assigned to certificates of needs, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The preliminary values above were subject to adjustment for up to one year after the close of the transaction due to additional information that could result in changes in the original valuation of assets acquired and liabilities assumed. During the year ended December 31, 2008, the adjustments to goodwill as a result of changes in the original valuation of assets acquired and liabilities assumed were not material. The year ended December 31, 2007 included three months of operations from this acquisition. We have not included pro forma information as this acquisition did not have a material impact on our consolidated financial position or results of operations.

        Effective November 2, 2007, AO purchased the assets of eight radiation oncology centers in Alabama, Arkansas, Mississippi, and Missouri from Bethesda Resources, Inc., a wholly-owned subsidiary of Sonix, Inc. ("the Bethesda transaction"). Many of these centers are sole community providers and are located on or near hospital campuses. Several of these radiation oncology centers operate under certificates of need. The purchase price consisted of $36.5 million in cash and $0.8 million in assumed liabilities and transaction costs. The acquisition was financed using internally generated funds and capital leases. As a result of this acquisition, we recorded goodwill of $4.2 million and acquired intangible assets of $31.2 million, of which $2.2 million was assigned to the physician referral network, which is amortized over seven years and $29.0 million was assigned to certificates of need, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The preliminary values above are subject to adjustment for up to one year after the close of the transaction due to additional information that could result in changes in the original valuation of assets acquired and liabilities assumed. During the year ended December 31, 2008, we decreased goodwill by $0.1 million as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2007 included approximately two months of operations from this acquisition. We have not included pro forma information as this acquisition did not have a material impact on our consolidated financial position or results of operations.

        Effective November 5, 2007, we purchased all of the outstanding shares of the New England Health Enterprises Business Trust and all of the outstanding membership interests of New England Imaging Management, LLC, a fixed-site provider of MRI and CT, collectively referred to as New England Health Enterprises, or NEHE. NEHE operates seven fixed-site imaging centers and one mobile MRI system in Maine and Massachusetts. The purchase price consisted of $44.6 million in cash, $2.3 million in cash which is being held in an escrow account, and $4.6 million in assumed liabilities and transaction costs. The acquisition was financed using internally generated funds, borrowings under an Acquisition Credit Facility and capital leases. We recorded total goodwill of $19.3 million, which includes $10.9 million of goodwill related to deferred tax liabilities recorded for basis differences in intangible assets as a result of the acquisition. None of the goodwill recorded is deductible for tax purposes. We acquired intangible assets of $29.0 million, of which $15.7 million was assigned to the physician referral network, which is amortized over 15 years, $3.8 million was assigned to the non-compete agreement, which is amortized over five years, and $9.5 million was assigned to certificates of need held by NEHE, which have indefinite useful lives and are not subject to amortization. These assets were recorded at fair value at the acquisition date. At the date of acquisition, the acquisition included $2.3 million for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification and contingent consideration based on certain performance target requirements, which will be resolved over the next one to three years. During the first quarter of 2009, one of these contingencies was resolved, and the additional amount we recorded to goodwill was not material. We will receive $1.2 million from escrow in 2009. When the remaining contingencies are resolved and consideration is distributable from the escrow account, we will record the fair value of the consideration as additional purchase price to goodwill. The preliminary values above are subject to adjustment for up to one year after the close of the transaction due to additional information that could result in changes in the original valuation of assets acquired and liabilities assumed. During the year ended December 31, 2008, we decreased goodwill by $0.8 million as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2007 included approximately two months of operations from this acquisition. We have not included pro forma information as this acquisition did not have a material impact on our consolidated financial position or results of operations.

        On December 4, 2007, we issued an additional $150 million of our 7 1/4% Senior Subordinated Notes due 2012 (the "new 7 1/4% Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The new 7 1/4% Notes were issued at a discount of 8.5%, which is being amortized to interest expense through the maturity date of the notes. The new 7 1/4% Notes have terms that are substantially identical to our original 7 1/4% Notes, but were issued under a new indenture and are therefore a separate series of notes. We used a portion of the net proceeds from the issuance of the new 7 1/4% Notes to repay and terminate an Acquisition Credit Facility entered into to finance the NEHE acquisition (as described in Note 9 of the Notes to Consolidated Financial Statements). The remaining net proceeds are being used for general corporate purposes, which may include acquisitions.

        In the first quarter of 2008, we purchased six CyberKnife® robotic radiosurgery facilities from Accuray, Inc ("the CyberKnife transaction"). The radiosurgery systems are currently providing radiosurgery services at hospitals located in California, Maryland, New Jersey and Tennessee. The purchase price totaled $10.3 million in cash and $0.7 million in transaction costs. The acquisition was financed using proceeds from the issuance of the new 7 1/4% Notes in December 2007. As a result of this acquisition, we recorded acquired intangible assets of $1.5 million, which was assigned to customer contracts and will be amortized over seven years. The intangible assets were recorded at fair value at the acquisition date. All recorded intangible assets are capitalized for tax purposes and amortized over 15 years. The preliminary values above are subject to adjustment for up to one year after the close of the transaction due to additional information that could result in changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2008 included approximately nine months of operations from this acquisition. We have not included pro forma information as this acquisition did not have a material impact on our consolidated financial position or results of operations.

        In the third quarter of 2008, we purchased all of the outstanding membership interests of Medical Outsourcing Services, LLC ("MOS"), a mobile provider of PET/CT, based in Naperville, Illinois. MOS currently operates in nine states, including, Illinois, Indiana, Iowa, Michigan, Missouri, New Jersey, Ohio, Pennsylvania, and Wisconsin. The purchase price consisted of $17.3 million in cash, $2.5 million in cash which is being held in an escrow account, and $4.6 million in assumed liabilities and transaction costs. We financed this acquisition using internally generated funds and proceeds from the issuance of the new 7 1/4% Notes in December 2007. As a result of this acquisition, we recorded goodwill of $3.3 million and acquired intangible assets of $12.5 million, of which $3.9 million was assigned to the physician referral network, which is amortized over five years, $6.1 million was assigned to customer relationships, which is amortized over 10 years and $2.5 million was assigned to a non-compete agreement, which is amortized over three years. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The acquisition included $2.5 million for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification, which will be resolved over the next three years. When the contingencies are resolved and consideration is distributable from the escrow account, we will record the fair value of the consideration as additional purchase price to goodwill. The preliminary values above are subject to adjustment for up to one year after the close of the transaction due to additional information that could result in changes in the original valuation of assets acquired and liabilities assumed. During the quarter ended December 31, 2008, we increased goodwill by $0.4 million as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2008 included six months of operations from this acquisition. We have not included pro forma information as this acquisition did not have a material impact on our consolidated financial position or results of operations.

        In the third quarter of 2008, we purchased all of the outstanding membership interests of RAMIC Des Moines, LLC ("RAMIC"), a single modality center providing MRI services in West Des Moines, Iowa. The purchase price consisted of $7.2 million in cash, $0.6 million in cash which is being held in an escrow account, and $0.1 million in assumed liabilities and transaction costs. We financed this acquisition using internally generated funds and proceeds from the issuance of the new 7 1/4% Notes in December 2007. As a result of this acquisition, we recorded goodwill of $2.9 million and acquired intangible assets of $2.6 million, of which $1.8 million was assigned to the physician referral network, which is amortized over five years and $0.8 million was assigned to certificates of need held by RAMIC, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The acquisition included $0.6 million for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification, which will be resolved over the next year. When the contingencies are resolved and consideration is distributable from the escrow account, we will record the fair value of the consideration as additional purchase price to goodwill. The preliminary values above are subject to adjustment for up to one year after the close of the transaction due to additional information that could result in changes in the original valuation of assets acquired and liabilities assumed. During the quarter ended December 31, 2008, we decreased goodwill by $0.8 million as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2008 included approximately five months of operations from this acquisition. We have not included pro forma information as this acquisition did not have a material impact on our consolidated financial position or results of operations.

        In the fourth quarter of 2008, we purchased all of the outstanding membership interests of Shared PET Imaging, LLC ("SPI"), a mobile and fixed-site provider of PET and PET/CT, based in Canton, Ohio. SPI serves approximately 90 clients in thirteen states, including Ohio, Michigan, Indiana, Illinois, Florida, Pennsylvania, New York, Tennessee and South Carolina. The purchase price consisted of $34.1 million in cash, $2.0 million in cash which is being held in an escrow account, and $9.1 million in assumed liabilities and transaction costs. We financed this acquisition using internally generated funds and proceeds from the issuance of the new 7 1/4% Notes in December 2007. As a result of this acquisition, we recorded goodwill of $6.9 million and acquired intangible assets of $9.4 million, of which $0.5 million was assigned to the physician referral network, which is amortized over five years, $5.4 million was assigned to customer relationships, which is amortized over 13 years, $3.2 million was assigned to a non-compete agreement, which is amortized over three years, and $0.3 million was assigned to certificates of need held by SPI, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The acquisition included $2.0 million for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification, which will be resolved over the next 18 months. When the contingencies are resolved and consideration is distributable from the escrow account, we will record the fair value of the consideration as additional purchase price to goodwill. The preliminary values above are subject to adjustment for up to one year after the close of the transaction due to additional information that could result in changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2008 included one month of operations from this acquisition. We have not included pro forma information as this acquisition did not have a material impact on our consolidated financial position or results of operations.

        Also in the fourth quarter of 2008, we purchased the remaining 20% minority interest in AO. The total purchase price was $6.5 million, which consisted entirely of cash. We financed this acquisition using internally generated funds. As a result of this acquisition, we recorded goodwill of $4.5 million. All recorded goodwill is capitalized for tax purposes and amortized over 15 years.

Results of Operations

        The table below shows the components in our consolidated statements of operations as a percentage of revenues:

	Year Ended December 31,
	2006	2007	2008
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	53.6	52.9	52.8
Selling, general and administrative expenses	11.8	12.8	12.6
Severance and related costs	0.2	0.1	0.1
Depreciation expense	18.3	18.6	17.7
Amortization expense	1.1	1.2	1.7
Interest expense and other, net of interest income	9.0	9.5	9.8
Loss on extinguishment of debt	—	—	0.1
Other (income) and expense, net	—	(0.1)	(0.2)

Total costs and expenses	94.0	95.0	94.6

Income before income taxes, minority interest expense and earnings from unconsolidated investees	6.0	5.0	5.4
Income tax expense	2.6	2.6	2.4
Minority interest expense	0.5	0.4	0.6
Earnings from unconsolidated investees	(1.2)	(1.7)	(0.9)

Net income	4.1%	3.7%	3.3%

        As noted previously, we have seen a continued decrease in our scan-based MRI revenues and we believe that scan-based MRI revenues from our shared-service operations will continue to modestly decline in future years. The table below provides MRI statistical information for each of the years ended December 31:

	2006	2007	2008
MRI statistics
Average number of total systems	319.8	307.9	303.7
Average number of scan-based systems	270.2	252.8	254.1
Scans per system per day (scan-based systems)	9.37	9.29	9.18
Total number of scan-based MRI scans	702,898	645,711	630,875
Price per scan	$359.88	$364.78	$380.54

        Over the past three years we have seen an increase in PET and PET/CT revenues and we believe that PET and PET/CT revenues will continue to increase in future years, primarily as a result of planned system additions to satisfy client demand. The table below provides PET and PET/CT revenue statistical information for each of the years ended December 31:

	2006	2007	2008
PET and PET/CT statistics
Average number of systems	68.1	72.3	86.8
Scans per system per day	5.94	6.30	6.13
Total number of PET and PET/CT scans	100,294	115,870	141,513
Price per scan	$1,316	$1,195	$1,178

        Following are the components of revenue (in millions) for each of the years ended December 31:

	2006	2007	2008
Total MRI revenue	$280.1	$265.3	$269.4
PET/CT revenue	133.3	139.7	167.7
Radiation oncology, other modalities and other revenue	42.4	39.9	58.7

Total	$455.8	$444.9	$495.8

	Year Ended December 31,
	2006	2007	2008
Total fixed-site imaging center revenue (in millions)	$73.3	$78.1	$102.7

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        Revenue increased $50.9 million, or 11.4%, to $495.8 million in 2008 compared to $444.9 million in 2007 due to an increase in PET/CT revenues, radiation oncology, other modalities and other revenue, and MRI revenues. PET/CT revenue in 2008 increased $28.0 million, or 20.0%, compared to 2007. Total PET and PET/CT scan volumes increased 22.1% to 141,513 scans in 2008 from 115,870 scans in 2007, primarily as a result of the acquisition of MOS in the third quarter of 2008, growth in our core PET business, and the acquisition of SPI in the fourth quarter of 2008. The average number of PET and PET/CT systems in service increased to 86.8 systems in 2008 from 72.3 systems in 2007. These PET and PET/CT increases were partially offset by a 1.4% decline in the average price per PET and PET/CT scan, to $1,178 per scan in 2008 compared to $1,195 per scan in 2007. Scans per system per day also decreased 2.7%, to 6.13 scans per system per day in 2008 from 6.30 scans per system per day in 2007. Radiation oncology, other modalities and other revenue increased $18.8 million, or 47.1%, to $58.7 million in 2008 compared to $39.9 million in 2007 primarily due to an increase in radiation oncology revenue generated by the Bethesda transaction and the CyberKnife transaction. MRI revenue increased $4.1 million in 2008, or 1.5%. Scan-based MRI revenue increased $4.5 million in 2008, or 1.9%, to $240.1 million in 2008 from $235.6 million in 2007. This increase is primarily a result of the acquisition of NEHE, which generates retail revenue, which resulted in an increase in the average price per MRI scan from $380.54 per scan in 2008 compared to $364.78 per scan in 2007. Scan-based systems in service increased to 254.1 systems in 2008 from 252.8 systems in 2007. These increases were partially offset by a 2.3% decrease in our scan-based MRI scan volume. Scan-based MRI scan volume decreased to 630,875 scans in 2008 from 645,711 scans in 2007, primarily due to a decrease in client demand. Average scans per system per day also decreased by 1.2% to 9.18 in 2008 from 9.29 in 2007. Non-scan based MRI revenue decreased $0.4 million in 2008 compared to 2007. Included in the revenue totals above is fixed-site imaging center revenues, which increased $24.6 million, or 31.5%, to $102.7 million in 2008 from $78.1 million in 2007.

        We had 301 MRI systems at December 31, 2008 compared to 310 MRI systems at December 31, 2007. We had 114 PET and PET/CT systems at December 31, 2008 compared to 79 PET and PET/CT systems at December 31, 2007. We operated 105 fixed site imaging centers (including four in unconsolidated joint ventures) at December 31, 2008, compared to 88 fixed site imaging centers (including five in unconsolidated joint ventures) at December 31, 2007. We operated 21 radiation oncology centers (including two in unconsolidated joint ventures), compared to 12 radiation oncology centers (including two in unconsolidated joint ventures) at December 31, 2007.

        Cost of revenues, excluding depreciation and amortization, increased $26.3 million, or 11.2%, to $261.8 million in 2008 compared to $235.5 million in 2007. Compensation and related employee expenses increased $10.6 million, or 9.4%, primarily as a result of an increase in average headcount related to acquisitions completed in the fourth quarter of 2007 and the last half of 2008. Medical supplies increased $4.6 million, or 24.1%, primarily as a result of an increase in the number of PET and PET/CT scans, which use a radiopharmaceutical as a component of the PET and PET/CT scan. Maintenance and related costs increased $4.2 million, or 8.5%, due to an increase in service costs related to the addition of radiation oncology systems and an increase in the number of PET/CT systems in operation. Fuel expenses increased $1.8 million, or 30.5%, primarily due to an increase in the average price per gallon of diesel fuel costs. Site fees increased $1.8 million, or 42.4%, primarily as a result of an increase in the average number of retail fixed-site imaging centers in operation. Outside medical services increased $0.9 million, or 10.3%, primarily as a result of an increase in radiologist service costs associated with the NEHE acquisition. License, taxes and other fees increased $0.7 million, or 15.9%, primarily due to an increase in property taxes related to an increase in PET/CT and radiation oncology systems in use. Equipment rental costs increased $0.5 million, or 11.7%, primarily due to an increase in the number of rental PET/CT systems in use related to the MOS acquisition. Marketing costs increased $0.2 million, or 49.5%, as a result of increased marketing campaigns. All other cost of revenues, excluding depreciation and amortization, increased $1.0 million, or 3.8%. Cost of revenues, as a percentage of revenue, decreased to 52.8% in 2008 from 52.9% in 2007 as a result of the factors described above, offset by a decrease in total fixed costs as a percentage of revenue, due to an increase in revenue.

        Selling, general and administrative expenses increased $5.7 million, or 10.0%, to $62.7 million in 2008 compared to $57.0 million in 2007. Compensation and related employee expenses increased $2.8 million, or 8.5%, primarily as a result of an increase in average headcount related to acquisitions completed in the fourth quarter of 2007 and the last half of 2008. Share-based payment increased $1.4 million, or 36.7%, in 2008 from 2007 due to new equity awards granted in 2008. The provision for doubtful accounts increased $0.3 million, or 6.7%, due to an increase in the provision for doubtful accounts related to increased retail revenue generated from acquisitions completed in the fourth quarter of 2007 and third quarter of 2008. The provision for doubtful accounts, as a percentage of revenue, was 0.9% in both 2008 and 2007. All other selling, general and administrative expenses increased $1.2 million, or 7.5%. Selling, general and administrative expenses as a percentage of revenue were 12.7% and 12.8% in 2008 and 2007, respectively.

        We recorded severance and related costs of $0.6 million in 2008 and $0.7 million in 2007.

        Depreciation expense increased $5.0 million, or 6.1%, to $87.7 million in 2008 compared to $82.7 million in 2007 as a result of fixed assets acquired in connection with our acquisitions in the fourth quarter of 2007 and 2008.

        Amortization expense increased by $3.5 million, or 67.4%, to $8.7 million in 2008 compared to $5.2 million in 2007, primarily due to the incremental amortization expense for intangible assets acquired in conjunction with our acquisitions in the fourth quarter of 2007 and the last half of 2008.

        Interest expense and other, net, increased $6.0 million, or 14.2%, to $48.4 million in 2008 compared to $42.4 million in 2007. This increase was primarily related to incremental interest expense associated with the $150.0 million 7 1/4% Senior Subordinated Note offering completed in the fourth quarter of 2007 and a $2.4 million non-cash fair value adjustment related to our interest rate swap agreement with LCPI, partially offset by lower interest rates.

        Income tax expense was $11.8 million and $11.6 million in 2008 and 2007, respectively, resulting in effective tax rates of 41.6% and 41.8% in 2008 and 2007, respectively. Our effective tax rates were higher than the federal statutory rates principally as a result of state income taxes and various permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

        Minority interest expense increased $1.3 million, or 75.5%, to $3.0 million in 2008 compared to $1.7 million in 2007, due to an increase in earnings from our consolidated subsidiaries.

        Earnings from unconsolidated investees decreased by $3.0 million, or 39.1%, to $4.6 million in 2008 compared to $7.6 million in 2007, primarily due to a $2.0 million gain on sale from a sale/leaseback transaction in one of our unconsolidated investees, as well as a $0.5 million gain on the sale of real estate during 2007.

        Our net income was $16.5 million, or $0.32 per share on a diluted basis, in 2008 compared to $16.2 million, or $0.31 per share on a diluted basis, in 2007.

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

        We had 310 MRI systems at December 31, 2007 compared to 331 MRI systems at December 31, 2006. We had 79 PET and PET/CT systems at December 31, 2007 compared to 73 PET and PET/CT systems at December 31, 2006. We operated 88 fixed site imaging centers (including five in unconsolidated joint ventures) at December 31, 2007, compared to 71 fixed site imaging centers (including three in unconsolidated joint ventures) at December 31, 2006. We operated 12 radiation oncology centers (including two in unconsolidated joint ventures) at December 31, 2007.

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

        Interest expense and other, net, increased $1.3 million, or 3.1%, to $42.4 million in 2007 compared to $41.1 million in 2006. This increase was primarily related to an approximately $1.0 million charge incurred for costs related to the Acquisition Credit Facility entered into to finance the NEHE acquisition (as described in Note 8 of the Notes to Consolidated Financial Statements) and interest expense associated with the new 7 1/4% Notes.

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

        Earnings from unconsolidated investees increased by $2.2 million, or 40.9%, to $7.6 million in 2007 compared to $5.4 million in 2006, primarily due to a $2.0 million gain on sale from a sale/leaseback transaction in one of our unconsolidated investees, as well as a $0.5 million gain on the sale of real estate during 2007.

        Our net income was $16.2 million, or $0.31 per share on a diluted basis, in 2007 compared to $18.6 million, or $0.37 per share on a diluted basis, in 2006.

Liquidity and Capital Resources

        Our primary source of liquidity is cash provided by operating activities. We generated $128.1 million and $118.0 million of cash flow from operating activities in 2008 and 2007, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET, other diagnostic imaging and radiation oncology services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts increased by $0.3 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. Our number of days of revenue outstanding for our accounts receivable was 49 days and 48 days as of December 31, 2008 and 2007, respectively, which we believe is among the more favorable in the healthcare service industry.

        We used cash of $151.3 million and $142.5 million for investing activities in 2008 and 2007, respectively. Investing activities in 2008 and 2007 includes cash used for acquisitions of $80.3 million and $91.2 million, respectively. We expect to continue to use cash for acquisitions in the future. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We incur capital expenditures for the purposes of:

  •
  purchasing new systems;

  •
  replacing less advanced systems with new systems; and

  •
  providing upgrades of our MRI, PET and PET/CT, and radiation oncology systems and upgrading our corporate infrastructure for future growth.

        Capital expenditures totaled $66.2 million and $65.3 million for the years ended December 31, 2008 and 2007, respectively. During 2008 we purchased 19 MRI systems, 15 PET/CT systems and two other systems. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2009 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. Based upon the client demand described above, which dictates the type of equipment purchased, we expect cash capital expenditures to total approximately $60 to $70 million in 2009.

        At December 31, 2008, we had cash and cash equivalents of $73.3 million. This available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

        At December 31, 2008, we had $68.7 million in our accounts that are with third party financial institutions which exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

        In connection with the 1999 acquisition of Alliance by an affiliate of KKR, we entered into a $616.0 million credit agreement consisting of a $131.0 million Tranche A Term Loan Facility, a $150.0 million Tranche B Term Facility, a $185.0 million Tranche C Term Loan Facility and a Revolving Loan Facility. On June 11, 2002, we entered into a second amendment to the credit agreement and completed a $286.0 million refinancing of our Tranche B and C term loan facility. Under the terms of the amended term loan facility, we received proceeds of $286.0 million from a new Tranche C term loan facility, and used the entire amount of the proceeds to retire $145.5 million and $140.5 million owed under Tranche B and C of our existing term loan facility, respectively. The new Tranche C borrowing rate was decreased to London InterBank Offered Rate ("LIBOR") plus 2.375%.

        In December 2004, we entered into a third amendment to our credit agreement which revised our Tranche C term loan facility ("Tranche C1") resulting in incremental borrowings of $154.0 million and decreased the maximum amount of availability under our existing revolving loan facility from $150.0 million to $70.0 million. We applied the proceeds from the amendment to retirement of $256.4 million of our $260.0 million 10 3/8% Senior Subordinated Notes due 2011 ("the 10 3/8% Notes") through a cash tender offer (the "Tender Offer", as described in Note 9 of the Notes to Consolidated Financial Statements). The amended Tranche C1 borrowing rate decreased to LIBOR plus 2.250%. On December 19, 2005 we entered into a fourth amendment to our Credit Agreement which revised our maximum consolidated leverage ratio covenant to a level not to exceed 4.00 to 1.00 as of the last day of any fiscal quarter until the expiration of the agreement. Prior to the fourth amendment, our maximum consolidated leverage ratio covenant was 3.75 to 1.00 as of the last day of any fiscal quarter beginning March 31, 2006 to the expiration of the agreement. The fourth amendment also requires us to maintain a maximum consolidated senior leverage ratio covenant at a level not to exceed 3.00 to 1.00 as of the last day of any fiscal quarter. The amendment increased the Tranche C1 LIBOR margin from an annual rate of 2.250% to 2.500%. In connection with the amendment, we incurred an amendment fee of $0.6 million.

        In December 2004, we completed the Tender Offer and redeemed $256.4 million of our outstanding 10 3/8% Notes. During 2008, we paid the remaining balance of $3.5 million related to the 10 3/8% Notes, which had an original balance of $260.0 million.

        At December 31, 2008, we did not have any borrowings outstanding under the revolving loan facility. Approximately $15.0 million of our $70.0 million revolving line of credit is held by LCPI, a subsidiary of Lehman Brothers, which has filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. We do not expect that LCPI would fund this commitment if requested to do so. We intend to replace LCPI as a lender under our revolving line of credit to the extent we are able to do so given the current condition of the global financial markets. To the extent we are not able to replace LCPI as a lender under the revolving line of credit, we do not expect that LCPI's inability to fund its commitment would have a material adverse impact on our liquidity. As of December 31, 2008, excluding the commitment of LCPI, we had $50.1 million of available borrowings under our revolving line of credit. The amended credit agreement contains restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, capital expenditures and prepayments of other indebtedness.

        As of December 31, 2008, we are in compliance with all covenants contained in our credit agreement and expect that we will be in compliance with these covenants in 2009. However, if we are unable to generate sufficient Consolidated Adjusted EBITDA, as defined in our credit agreement, or manage our indebtedness to sufficient levels, we could be out of compliance with our maximum consolidated leverage ratio and maximum consolidated senior leverage ratio. Our failure to comply with these covenants could permit the lenders under the credit agreement to declare all amounts borrowed under the agreement, together with accrued interest and fees, to be immediately due and payable. If the indebtedness under the credit facility is accelerated, we may not have sufficient assets to repay amounts due under the credit facility. If we are not able to refinance our debt, we could become subject to bankruptcy proceedings.

        In December 2004, we issued $150.0 million of our 7 1/4% Senior Subordinated Notes due 2012 (the "original 7 1/4% Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, and applied the proceeds to repayment of a portion of our 10 3/8% Notes. The original 7 1/4% Notes were subsequently registered. On December 4, 2007, we issued an additional

$150.0 million of our 7 1/4% Senior Subordinated Notes due 2012 (the "new 7 1/4% Notes") in a transaction exempt from the registration requirements of the Securities Act. The new 7 1/4% Notes were subsequently registered. The new 7 1/4% Notes were issued at a discount of 8.5%, which is being amortized to interest expense through the maturity date of the notes. The new 7 1/4% Notes have terms that are substantially identical to our original 7 1/4% Notes, but were issued under a new indenture and are therefore a separate series of notes. We used a portion of the net proceeds from the issuance of the new 7 1/4% Notes to repay and terminate an Acquisition Credit Facility we entered into the previous month to finance the NEHE acquisition (as described in Note 9 to the Notes to Consolidated Financial Statements). The remaining net proceeds will be used for general corporate purposes, which may include future acquisitions. The original 7 1/4% Notes and the new 7 1/4% Notes are collectively referred to as the "7 1/4% Notes."

        The 7 1/4% Notes contain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and restrictive payments. The 7 1/4% Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior debt, including bank debt, and all obligations of our subsidiaries. As of December 31, 2008, we were in compliance with all covenants contained in the 7 1/4% Notes and forecast that we will be in compliance with these covenants in 2009. Our failure to comply with these covenants could permit the trustee under the Indentures relating to the 7 1/4% Notes and the note holders to declare the principal amounts under the 7 1/4% Notes, together with accrued and unpaid interest, to be immediately due and payable. If the indebtedness under the 7 1/4% Notes, or any of our other indebtedness, is accelerated, and we are not able to refinance our debt, we could become subject to bankruptcy proceedings.

        During 2004, we entered into interest rate swap agreements, with notional amounts of $56.8 million, $46.8 million and $48.4 million to manage the future cash interest payments associated with a portion of our variable rate bank debt. These agreements matured during 2007. We recorded changes in the fair value of the swaps through interest expense.

        In the first quarter of 2005, we entered into multiple interest rate collar agreements for our variable rate bank debt. The total underlying notional amount of the debt was $178.0 million. Under these arrangements we purchased a cap on the interest rate of 4.00% and sold a floor of 2.25%. We paid a net purchase price of $1.5 million for these collars. These agreements were two and three years in length and matured at various dates between January 2007 and January 2008. We designated these collars as cash flow hedges of variable future cash flows associated with our long-term debt and recorded changes in the fair value of the collars through comprehensive income during the period these instruments were designated as hedges.

        During the first quarter of 2008, we entered into two interest rate swap agreements with notional amounts of $92.7 million each, to hedge future cash interest payments associated with a portion of our variable rate bank debt ("the 2008 swaps"). Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%. These agreements are three years in length and mature in 2011. As discussed below, we elected to terminate one of the swaps in February 2009. We have designated these swaps as cash flow hedges of variable future cash flows associated with our long-term debt and will record effective changes in the fair value of the swaps through comprehensive income (loss) during the period these instruments are designated as hedges.

        On September 15, 2008, LHI filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. On October 6, 2008, LCPI filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. One of our 2008 swaps with a notional amount of $92.7 million, which expires January 31, 2011, is with LCPI ("the Lehman Swap"). As of September 12, 2008 hedge accounting was terminated and all further changes in the fair market value of the Lehman Swap are being recorded in interest expense and other. Comprehensive income (loss) related to effective unrealized gains or losses on the fair value of the Lehman Swap through September 12, 2008 remain in accumulated comprehensive income (loss) on the balance sheet and will be amortized into interest expense and other as the underlying interest payments are recognized in earnings. The Lehman Swap was valued using the income approach with observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount. The fair market value of the Lehman Swap at September 30, 2008 was an asset of $0.7 million, which was adjusted to zero as collectability was deemed uncertain due to the LHI bankruptcy filing. We included the write down of the asset in interest expense and other for the year ended December 31, 2008.

        During the first quarter of 2009, we replaced the Lehman Swap with an interest rate swap agreement which has a notional amount of $92.7 million and has been designated as a cash flow hedge of variable future cash flows associated with a portion of our long term debt. Under the terms of this agreement, which matures in January 2011, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%.

        Additionally, during the first quarter of 2009, we entered into an interest rate swap agreement which has a notional amount of $56.8 million to hedge future cash interest payments associated with a portion of our variable rate bank debt. Under the terms of this agreement, which matures in November 2011, we receive three-month LIBOR and pay a fixed rate of 2.07%. The net effect of the hedge is to record interest expense at a fixed rate of 4.57%, as the debt incurs interest based on three-month LIBOR plus 2.50%.

        In 2008 and 2007, we used cash flow from operating activities to pay down $15.0 million and $0.6 million, respectively, under Tranche C1 of the term loan facility.

        The maturities of our long-term debt, including interest, future payments under our operating leases and binding equipment purchase commitments as of December 31, 2008 are as follows:

Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total
	(in millions)
Term Loan—Tranche C1	$15.8	$15.8	$367.4	$—	$—	$—	$399.0
7 1/4% Senior Subordinated Notes	21.8	21.8	21.8	320.7	—	—	386.1
Equipment Loans	8.9	6.3	3.5	2.3	1.8	1.5	24.3
Operating Leases	5.5	3.8	2.7	2.5	1.1	3.8	19.4
Letters of Credit	4.9	—	—	—	—	—	4.9
Equipment Purchase Commitments	27.9	—	—	—	—	—	27.9

Total Contractual Obligation Payments	84.8	47.7	395.4	325.5	2.9	5.3	861.6
Less Amount Representing Interest	(38.7)	(38.3)	(38.0)	(21.0)	(0.2)	(0.1)	(136.3)

Present Value of Future Contractual Obligations	$46.1	$9.4	$357.4	$304.5	$2.7	$5.2	$725.3

        Our liability for unrecognized tax benefits of $1,892 at December 31, 2008 has been omitted from the above table because we cannot determine with certainty when this liability will be settled. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change will have a material impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

        As of December 31, 2008, we were a party to interest rate swap agreements related to $185.4 million of outstanding principal on our variable rate debt. See Item 7A "Quantitative and Qualitative Disclosures about Market Risk."

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

Revenue Recognition

        The majority of our revenues is derived directly from healthcare providers and is primarily for imaging services. To a lesser extent, revenues are generated from direct billings to patients or their medical payors which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from direct patient billing amounted to approximately 13%, 11% and 21% of revenues in the years ended December 31, 2006, 2007 and 2008, respectively. We continuously monitor collections from direct patient billings and compare these collections to revenue, net of contractual discounts, recorded at the time of service. While such contractual discounts have historically been within our expectations and the provisions established, an inability to accurately estimate contractual discounts in the future could have a material adverse impact on our operating results. As the price is predetermined, all revenues are recognized at the time the delivery of imaging service has occurred and collectability is reasonably assured, which is based upon contract terms with healthcare providers and negotiated rates with third-party payors and patients.

Accounts Receivable

        We provide shared and single-user diagnostic imaging and radiation oncology equipment and technical support services to the healthcare industry and directly to patients on an outpatient basis. Substantially all of our accounts receivable are due from hospitals, other healthcare providers and health insurance providers located throughout the United States. Services are generally provided pursuant to long-term contracts with hospitals and other healthcare providers or directly to patients, and generally collateral is not required. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our clients and maintain an allowance for estimated credit losses based upon any specific client collection issues that we have identified and our historical experience. While such credit losses have historically been within our expectations and the provisions established, an inability to accurately estimate credit losses in the future could have a material adverse impact on our operating results.

Goodwill and Long-Lived Assets

        Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. In accordance with SFAS 142, we have selected to perform an annual impairment test for goodwill and intangible assets with indefinite lives based on the financial information for the twelve months ended September 30, or more frequently when an event occurs or circumstances change to indicate an impairment of these assets has possibly occurred. Goodwill and intangible assets with indefinite lives are allocated to our various reporting units, which are our geographical regions. SFAS 142 requires us to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill and intangible assets with indefinite lives within the reporting unit are less than the carrying value. The fair value of the reporting unit is determined based on discounted cash flows, market multiples or appraised values as appropriate. We comply with periodic impairment test procedures. In 2006, 2007 and 2008 we concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill or intangible asset impairment was present. No triggering events occurred during the fourth quarters of 2006, 2007 and 2008 which required an additional impairment test as of December 31, 2006, 2007 or 2008. SFAS 142 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived-Assets". In 2006, 2007 and 2008 we concluded that no impairment was present in our intangible assets with definite useful lives.

Deferred Income Taxes

        Deferred income tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future income tax benefits are recognized only to the extent that the realization of such benefits is considered to be more likely than not. We regularly review our deferred income tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective income tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to significantly increase our valuation allowance, resulting in a substantial increase in our effective tax rate.

Recent Accounting Pronouncements

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 was effective and adopted by us on January 1, 2008. The provisions of SFAS 159 are being applied prospectively. The adoption of SFAS 159 did not have a material impact on our results of operations, cash flows or financial position as we did not elect the fair value option for any of our financial assets or liabilities.

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

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

        Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly in the section entitled "Liquidity and Capital Resources", and elsewhere in this annual report on Form 10-K, are "forward- looking statements," within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

  •
  our ability to obtain financing;

  •
  the effect of operating and financial restrictions in our debt instruments;

  •
  the accuracy of our estimates regarding our capital requirements;

  •
  intense levels of competition in our industry;

  •
  changes in the rates or methods of third-party reimbursements for diagnostic imaging and radiation oncology services;

  •
  fluctuations or unpredictability of our revenues, including as a result of seasonality;

  •
  changes in the healthcare regulatory environment;

  •
  our ability to keep pace with technological developments within our industry;

  •
  the growth in the market for MRI and other services;

  •
  the disruptive effect of hurricanes and other natural disasters;

  •
  adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit markets;

  •
  our ability to successfully integrate acquisitions; and

  •
  other factors discussed under "Risk Factors" in this annual report on Form 10-K.

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

        Our interest expense is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our indebtedness has interest rates which are variable. The recorded carrying amount of our long-term debt under our existing credit agreement approximates fair value as these borrowings have variable rates that reflect currently available terms and conditions for similar debt. To decrease the risk associated with interest rate increases, we have entered into multiple interest rate swap and collar agreements for a portion of our variable rate debt. These swaps and collars are designated as cash flow hedges of variable future cash flows associated with our long-term debt.

        During 2004 we entered into swap agreements which had notional amounts of $56.8 million, $46.8 million and $48.4 million. Under the terms of these agreements, we received three-month LIBOR and paid a fixed rate of 3.15%, 3.89%, and 3.69%, respectively. The net effect was to record interest expense at fixed rates of 5.65%, 6.39% and 6.19% respectively, as the debt incurred interest based on three-month LIBOR plus 2.50%. For the year ended December 31, 2007, we received a net settlement amount of $1.2 million. The swap agreements matured during the second and fourth quarters of 2007.

        During 2005, we entered into multiple interest rate collar agreements which have a notional amount of $178.0 million. Under the terms of these agreements, we purchased a cap on the interest rate of 4.00% and sold a floor of 2.25%. For the years ended December 31, 2008 and 2007, we received a net settlement amount of $0.3 and $2.0 million, respectively, on these collar agreements. The collar agreements matured at various dates between January 2007 and January 2008.

        During the first quarter of 2008, we entered into two interest rate swap agreements which have notional amounts of $92.7 million each, to hedge future cash interest payments associated with a portion of our variable rate bank debt (the "2008 swaps"). Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the year ended December 31, 2008, we paid a net settlement amount of $0.2 million. The 2008 swaps are three years in length and mature in 2011. One of these swaps was terminated in February 2009, as discussed below.

        The collar agreements and the 2008 swaps have been designated as cash flow hedges of variable future cash flows associated with our long term debt. In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," the collars and the 2008 swaps are, and will be, recorded at fair value. On a quarterly basis, the fair value of the collars and swaps will be determined based on quoted market prices and, assuming perfect effectiveness, the difference between the fair value and the book value of the collars will be recognized in comprehensive income, a component of shareholders' equity. On a quarterly basis the fair value of the 2008 swaps will be determined based on the income approach using observable Level 2 inputs. The fair market value of the 2008 swaps will be recorded on the balance sheet as assets or liabilities with all effective changes deferred in comprehensive income. Any ineffectiveness of the collars and 2008 swaps is required to be recognized in earnings.

        The 2008 swaps expose us to credit risk in the event that the counterparties to the agreements do not or cannot meet their obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the 2008 swaps. On a quarterly basis, the counterparties are evaluated for non-performance risk. On September 15, 2008, LHI filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, and as a result, hedge accounting was terminated on the Lehman Swap, with a notional amount of $92.7 million. All further changes in the fair market value of this swap were recorded in interest expense and other. On October 6, 2008, LCPI filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The fair market value of the Lehman Swap at September 30, 2008 was an asset of $0.7 million which was written down to zero as collectability was deemed uncertain due to the LHI bankruptcy filing. The write down of this amount is included in interest expense and other for year ended December 31, 2008. For the year ended December 31, 2008, we included $2.4 million in interest expense and other related to the fair value adjustment for this swap as we did not expect LCPI to fulfill their obligations under the swap agreement. As a result, we terminated the Lehman Swap in February 2009. We paid $2.2 million for the remaining fair market value of the swap at the date of termination. Additionally, the credit crisis could have an impact on our other interest rate swap agreement if that counterparty files for bankruptcy or is otherwise unable to perform its obligations. See Note 11 to the Consolidated Financial Statements for additional details. The collars outstanding at December 31, 2007 matured during January 2008, and all counterparty obligations were met.

        During the first quarter of 2009, we replaced the Lehman Swap with an interest rate swap agreement which has a notional amount of $92.7 million and has been designated as a cash flow hedge of variable future cash flows associated with a portion of our long term debt. Under the terms of this agreement, which matures in January 2011, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%. We received $2.2 million in cash based on the terms of the agreement.

        Additionally, during the first quarter of 2009, we entered into an interest rate swap agreement which has a notional amount of $56.8 million, to hedge future cash interest payments associated with a portion of the our variable rate bank debt. Under the terms of this agreement, which matures in November 2011, we receive three-month LIBOR and pay a fixed rate of 2.07%. The net effect of the hedge is to record interest expense at a fixed rate of 4.57%, as the debt incurs interest based on three-month LIBOR plus 2.50%.

        Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. At December 31, 2008, we had cash and cash equivalents of $73.3 million, of which $68.7 million was held in accounts that are with third party financial institutions which exceed the FDIC insurance limits. We held investments in marketable securities during 2007, which consisted primarily of investment grade auction rate securities and debt securities, all classified as available-for-sale with original maturities greater than 90 days. We did not have any marketable securities at December 31, 2007 and 2008.

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

	Expected Maturity as of December 31, 2008
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(dollars in millions)
Liabilities:
Long-term debt:
Fixed rate	$7.7	$5.7	$3.1	$302.0	$1.6	$1.4	$321.5	$266.3
Average interest rate	6.39%	6.34%	6.29%	6.58%	7.13%	8.80%	6.58%	7.31%
Variable rate	—	—	$351.6	—	—	—	$351.6	$351.6
Average interest rate	6.61%	6.61%	7.36%	—	—	—	7.36%	7.36%

Item 8.    Financial Statements and Supplementary Data.

ALLIANCE HEALTHCARE SERVICES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Alliance HealthCare Services, Inc.
Newport Beach, California

        We have audited the accompanying consolidated balance sheets of Alliance HealthCare Services, Inc. and subsidiaries (formerly known as Alliance Imaging, Inc. and subsidiaries) (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, cash flows, and stockholders' (deficit) equity for each of the three years in the period ended December 31, 2008. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance HealthCare Services, Inc. and subsidiaries (formerly known as Alliance Imaging, Inc. and subsidiaries) as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 9, 2009

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2007	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$120,892	$73,305
Accounts receivable, net of allowance for doubtful accounts of $8,475 in 2007 and $9,178 in 2008	58,439	67,147
Deferred income taxes	16,091	17,719
Prepaid expenses and other current assets	5,637	10,272
Other receivables	7,304	7,902

Total current assets	208,363	176,345
Equipment, at cost	777,212	836,842
Less accumulated depreciation	(434,364)	(479,609)

Equipment, net	342,848	357,233
Goodwill	175,804	193,430
Other intangible assets, net of accumulated amortization of $30,830 in 2007 and $39,526 in 2008	93,221	110,720
Deferred financing costs, net of accumulated amortization of $5,406 in 2007 and $7,633 in 2008	8,460	7,173
Other assets	21,111	38,822

Total assets	$849,807	$883,723

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,622	$21,468
Accrued compensation and related expenses	17,976	18,575
Accrued interest payable	4,912	3,642
Other accrued liabilities	33,512	38,446
Current portion of long-term debt	3,627	7,743

Total current liabilities	80,649	89,874
Long-term debt, net of current portion	376,184	365,323
Senior subordinated notes	290,985	289,496
Minority interests and other liabilities	6,271	13,367
Deferred income taxes	92,062	102,136

Total liabilities	846,151	860,196
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized and no shares issued and outstanding
Common stock, $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding—50,927,251 at December 31, 2007 and 51,519,033 at December 31, 2008	509	514
Less: treasury stock, at cost—6,569 shares at December 31, 2007 and 52,931 shares at December 31, 2008	(61)	(430)
Additional paid-in (deficit) capital	(1,470)	4,606
Accumulated comprehensive income (loss)	205	(2,159)
Retained earnings	4,473	20,996

Total stockholders' equity	3,656	23,527

Total liabilities and stockholders' equity	$849,807	$883,723

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2007	2008
Revenues	$455,775	$444,919	$495,834
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	244,254	235,471	261,753
Selling, general and administrative expenses	53,955	57,049	62,728
Severance and related costs	745	682	636
Depreciation expense	83,397	82,703	87,728
Amortization expense	4,933	5,195	8,696
Interest expense and other, net of interest income of $697 in 2006, $2,122 in 2007 and $2,364 in 2008	41,078	42,362	48,392
Loss on extinguishment of debt	—	—	61
Other (income) and expense, net	45	(579)	(872)

Total costs and expenses	428,407	422,883	469,122

Income before income taxes, minority interest expense and earnings from unconsolidated investees	27,368	22,036	26,712
Income tax expense	12,032	11,644	11,764
Minority interest expense	2,075	1,727	3,030
Earnings from unconsolidated investees	(5,371)	(7,567)	(4,605)

Net income	$18,632	$16,232	$16,523

Comprehensive income, net of taxes:
Net income	$18,632	$16,232	$16,523
Unrealized loss on hedging transactions, net of related tax effects of $109 in 2006, $769 in 2007 and $1,558 in 2008	(159)	(1,151)	(2,364)

Comprehensive income	$18,473	$15,081	$14,159

Earnings per common share:
Basic	$0.37	$0.32	$0.33

Diluted	$0.37	$0.31	$0.32

Weighted average number of shares of common stock and common stock equivalents:
Basic	49,780	50,563	50,357
Diluted	50,335	51,582	52,159

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2006	2007	2008
Operating activities:
Net income	$18,632	$16,232	$16,523
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	3,901	4,013	4,282
Share-based payment	2,751	3,860	5,276
Depreciation and amortization	88,330	87,898	96,424
Amortization of deferred financing costs	1,597	2,677	2,310
Accretion of discount on senior subordinated notes	—	194	2,051
Adjustment of derivatives to fair value	1,097	1,726	2,426
Distributions greater than (less than) earnings of investees	728	(138)	1,453
Deferred income taxes	9,755	7,690	9,919
Excess tax benefit from share-based payment arrangements	(229)	(592)	(216)
Loss (gain) on sale of assets	45	(579)	(872)
Loss on extinguishment of debt	—	—	61
Changes in operating assets and liabilities:
Accounts receivable	(7,302)	(9,068)	(4,589)
Prepaid expenses and other current assets	(525)	(1,031)	(3,646)
Other receivables	887	1,635	708
Other assets	100	2,878	(333)
Accounts payable	(10,859)	719	(1,278)
Accrued compensation and related expenses	2,905	458	(287)
Accrued interest payable	(241)	592	(1,281)
Income taxes payable	550	(637)	44
Other accrued liabilities	3,828	(2,215)	(3,670)
Minority interests and other liabilities	(112)	1,712	2,832

Net cash provided by operating activities	115,838	118,024	128,137

Investing activities:
Equipment purchases	(75,007)	(65,252)	(66,204)
Decrease (increase) in deposits on equipment	4,955	9,657	(8,365)
Purchases of marketable securities	—	(39,850)	—
Proceeds from sales of marketable securities	—	39,850	—
Acquisitions, net of cash received	—	(88,979)	(75,268)
Increase in cash in escrow attributable to acquisitions	—	(2,270)	(5,077)
Proceeds from sale of assets	6,532	4,329	3,590

Net cash used in investing activities	(63,520)	(142,515)	(151,324)

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(dollars in thousands)

	Year Ended December 31,
	2006	2007	2008
Financing activities:
Principal payments on equipment debt	(3,461)	(5,295)	(6,083)
Proceeds from equipment debt	—	138	872
Principal payments on term loan facility	(17,675)	(600)	(15,000)
Principal payments on revolving loan facility	(57,000)	(57,000)	—
Proceeds from revolving loan facility	27,500	57,000	—
Principal payments on senior subordinated notes	—	—	(3,541)
Proceeds from senior subordinated notes	—	137,250	—
Principal payments on margin loan facility	—	(15,000)	—
Proceeds from margin loan facility	—	15,000	—
Principal payments on bridge loan	—	(50,000)	—
Proceeds from bridge loan	—	50,000	—
Payments of debt issuance costs	(308)	(4,190)	(1,023)
Payments of debt retirement costs	—	—	(61)
Proceeds from share-based payment	1,416	1,109	589
Purchase of treasury stock	—	(61)	(369)
Excess tax benefit from share-based payment arrangements	229	592	216

Net cash (used in) provided by financing activities	(49,299)	128,943	(24,400)

Net increase (decrease) in cash and cash equivalents	3,019	104,452	(47,587)
Cash and cash equivalents, beginning of year	13,421	16,440	120,892

Cash and cash equivalents, end of year	$16,440	$120,892	$73,305

Supplemental disclosure of cash flow information:
Interest paid	$39,302	$39,434	$45,331
Income taxes paid, net of refunds	2,059	4,372	6,243
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$6,851	$1,737	$295
Capital lease obligations related to the purchase of equipment	3,251	6,688	4,865
Capital lease obligation transferred for the sale of equipment	(2,772)	—	—
Comprehensive loss from hedging transactions, net of taxes	(159)	(1,151)	(2,364)
Equipment debt assumed in connection with acquistions	—	2,996	8,602
Equipment purchases in accounts payable	1,823	5,183	5,883

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(dollars in thousands)

	Common Stock		Treasury Stock		Additional Paid-In (Deficit) Capital		Accumulated (Deficit) Retained Earnings	Total Stockholders' (Deficit) Equity
						Accumulated Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	49,572,206	$496	—	—	$(11,876)	$1,515	$(30,391)	$(40,256)
Exercise of common stock options	321,425	3	—	—	1,413	—	—	1,416
Issuance of common stock under directors' deferred compensation plan	13,201	—	—	—	76	—	—	76
Share-based payment	—	—	—	—	2,751	—	—	2,751
Directors' deferred compensation	—	—	—	—	337	—	—	337
Stock option income tax benefit	—	—	—	—	229	—	—	229
Unrealized loss on hedging transaction, net of tax	—	—	—	—	—	(159)	—	(159)
Net income	—	—	—	—	—	—	18,632	18,632

Balance at December 31, 2006	49,906,832	499	—	—	(7,070)	1,356	(11,759)	(16,974)
Exercise of common stock options	339,370	4	—	—	1,099	—	—	1,103
Issuance of common stock under directors' deferred compensation plan	33,744	—	—	—	—	—	—	—
Issuance of restricted stock	625,000	6	—	—	—	—	—	6
Issuance of common stock under stock bonus award	22,305	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(6,569)	(61)	—	—	—	(61)
Share-based payment	—	—	—	—	3,860	—	—	3,860
Directors' deferred compensation	—	—	—	—	49	—	—	49
Stock option income tax benefit	—	—	—	—	592	—	—	592
Unrealized loss on hedging transaction, net of tax	—	—	—	—	—	(1,151)	—	(1,151)
Net income	—	—	—	—	—	—	16,232	16,232

Balance at December 31, 2007	50,927,251	509	(6,569)	(61)	(1,470)	205	4,473	3,656
Exercise of common stock options	123,795	1	—	—	584	—	—	585
Issuance of common stock under directors' deferred compensation plan	59,217	—	—	—	—	—	—	—
Issuance of restricted stock	283,300	3	—	—	—	—	—	3
Issuance of common stock under stock bonus award	125,470	1	—	—	—	—	—	1
Purchase of treasury stock	—	—	(46,362)	(369)	—	—	—	(369)
Share-based payment	—	—	—	—	5,276	—	—	5,276
Stock option income tax benefit	—	—	—	—	216	—	—	216
Unrealized loss on hedging transaction, net of tax	—	—	—	—	—	(2,364)	—	(2,364)
Net income	—	—	—	—	—	—	16,523	16,523

Balance at December 31, 2008	51,519,033	$514	(52,931)	$(430)	$4,606	$(2,159)	$20,996	$23,527

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

1.     Description of the Company and Basis of Financial Statement Presentation

        Description of the Company    Alliance HealthCare Services, Inc. and its subsidiaries, formerly known as Alliance Imaging, Inc., (the "Company") provides diagnostic imaging services and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. The Company also provides services through a growing number of fixed sites, primarily to hospitals or health systems. The Company's services normally include the use of its systems, technologists and other clinical staff to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging and radiation oncology operations. The Company also offers ancillary services including marketing support, education, training and billing assistance. The Company operates entirely within the United States and is one of the largest providers of shared service and fixed-site magnetic resonance imaging ("MRI") and positron emission tomography and positron emission tomography/computed tomography ("PET and PET/CT") services in the country. The Company also operates 21 radiation oncology centers at December 31, 2008. For the year ended December 31, 2008, MRI and PET/CT services generated 54% and 34% of the Company's revenue, respectively.

        Principles of Consolidation and Basis of Financial Statement Presentation    The accompanying consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control. Intercompany transactions have been eliminated. The Company records minority interest expense related to its consolidated subsidiaries which are not wholly owned. Investments in non-consolidated investees are accounted for under the equity method. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America.

2.     Summary of Significant Accounting Policies

        Cash and Cash Equivalents    The Company classifies short-term investments with original maturities of three months or less as cash equivalents.

        Accounts Receivable    The Company provides shared and single-user diagnostic imaging and radiation oncology equipment and technical support services to the healthcare industry and directly to patients on an outpatient basis. Substantially all of the Company's accounts receivables are due from hospitals, other healthcare providers and health insurance providers located throughout the United States. A substantial portion of the Company's services are provided pursuant to long-term contracts with hospitals and other healthcare providers or directly to patients. Accounts receivable generally are collected within industry norms for third-party payors. Estimated credit losses are provided for in the consolidated financial statements and losses experienced have been within management's expectations.

        Concentration of Credit Risk    Financial instruments which potentially subject the Company to a concentration of credit risk principally consists of cash, cash equivalents and trade receivables. The Company invests available cash in cash equivalents and money market securities of high-credit-quality financial institutions. The Company had cash and cash equivalents in the amount of $119,337 and $68,705 as of December 31, 2007 and 2008, respectively, in excess of federally insured limits. At December 31, 2007 and 2008, the Company's accounts receivable were primarily from clients in the healthcare industry. To reduce credit risk, the Company performs periodic credit evaluations of its

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

clients, but does not generally require advance payments or collateral. Credit losses to clients in the healthcare industry have not been material. The provision for doubtful accounts was 0.9% of revenues in 2006, 2007 and 2008.

        Equipment    Equipment is stated at cost and is depreciated using the straight-line method over an initial estimated life of three to 10 years to an estimated residual value, between five and 10 percent of original cost. If the Company continues to operate the equipment beyond its initial estimated life, the residual value is then depreciated to a nominal salvage value over three years.

        Routine maintenance and repairs are charged to expense as incurred. Major repairs and purchased software and hardware upgrades, which extend the life of or add value to the equipment, are capitalized and depreciated over the remaining useful life.

        With the exception of a relatively small dollar amount of office furniture, office equipment, computer equipment, software and leasehold improvements, substantially all of the property owned by the Company relates to diagnostic imaging and radiation oncology equipment, power units and mobile trailers used in the business.

        Goodwill and Intangible Assets    Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. In accordance with SFAS 142, the Company has selected to perform an annual impairment test for goodwill and intangible assets with indefinite useful lives based on the financial information as of September 30, or more frequently when an event occurs or circumstances change to indicate an impairment of these assets has possibly occurred. Goodwill and intangible assets with indefinite useful lives are allocated to the Company's various reporting units, which are its geographical regions. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill and intangible assets with indefinite useful lives within the reporting unit is less than the carrying value. The fair value of the reporting unit is determined based on discounted cash flows, market multiples or appraised values as appropriate. The Company complies with periodic impairment test procedures. In 2006, 2007, and 2008 the Company concluded that the fair value of each reporting unit exceeded its carrying value, indicating no goodwill or indefinite-lived intangible asset impairment was present. No triggering events occurred during the fourth quarters of 2006, 2007 and 2008 which required an additional impairment test as of December 31, 2006, 2007, or 2008. SFAS 142 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). In 2006, 2007 and 2008 the Company concluded that no impairment was present in its intangible assets with definite useful lives.

        Impairment of Long-Lived Assets    The Company accounts for long-lived assets in accordance with the provisions of SFAS 144. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In 2006, 2007 and 2008 the Company concluded that no impairment was present in its long-lived assets.

        Revenue Recognition    The majority of the Company's revenues are derived directly from healthcare providers and are primarily for imaging services. To a lesser extent, revenues are generated from direct billings to third-party payors or patients which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from billings to third-party payors and patients amounted to approximately 21%, 11% and 13% of revenues for the years ended December 31, 2008, 2007 and 2006, respectively. No single customer accounted for more than 2% of consolidated revenues in each of the years ended December 31, 2006, 2007, and 2008, respectively. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). As the price is predetermined, all revenues are recognized at the time the delivery of service has occurred and collectibility is reasonably assured which is based upon contract terms with healthcare providers and negotiated rates with third party payors and patients. The Company also records revenue from management services that it performs based upon management service contracts with predetermined pricing. Revenues from these services amounted to approximately 6%, 9% and 9% of total revenue for the three years ended December 31, 2008, 2007 and 2006, respectively. These revenues are recorded in the period in which the service is performed and collections of the billed amounts are reasonably assured in accordance with SAB 104.

        Share-Based Payment    SFAS No. 123(R) (revised December 2004), "Share-Based Payment" ("SFAS 123(R)"), requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, SFAS 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period. Under SFAS 123(R), the Company records in its consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after January 1, 2006 under the provisions of SFAS 123(R) and (ii) compensation cost for the unvested portion of options granted prior to January 1, 2006 over their remaining vesting periods using the amounts previously measured under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") for pro forma disclosure purposes.

        Derivatives    The Company accounts for derivative instruments and hedging activities in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities" ("SFAS 138"), an amendment of SFAS 133. On the date the Company enters into a derivative contract, management may designate the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company's derivatives are recorded on the balance sheet at their fair value. For derivatives accounted for as cash flow hedges any unrealized gains or losses on fair value are included in comprehensive income (loss), net of tax, assuming perfect effectiveness. Any ineffectiveness is recognized in earnings.

        Income Taxes    The provision for income taxes is determined in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future income tax benefits are recognized only to the extent that the realization of such benefits is considered to be more likely than not. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, when it is more likely than not that such deferred tax assets will not be recoverable, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Effective January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

        Fair Values of Financial Instruments    The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value based on the short-term maturity of these instruments. The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate fair value based on the short-term nature of these accounts. The carrying amount reported in the balance sheet for long-term debt under the Company's Credit Agreement approximates fair value, as these borrowings have variable rates that reflect currently available terms, credit spreads and conditions for similar debt. The fair value of the Company's senior subordinated notes and its equipment loans was $291,181 and $266,349 compared to the carrying amount reported on the balance sheet of $304,196 and $310,962 as of December 31, 2007 and 2008, respectively. The fair value of the Company's senior subordinated notes was based upon the bond trading prices at December 31, 2007 and 2008, respectively. The fair value of the equipment loans was estimated using discounted cash flow analyses, based on the Company's current incremental rates for similar types of equipment loans.

        Use of Estimates    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Comprehensive Income (Loss)    The Company reports comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). For the years ended December 31, 2006, 2007 and 2008, the Company had entered into multiple interest rate swap

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

agreements and interest rate collar agreements, as discussed in Note 11. Assuming perfect effectiveness, any unrealized gains and losses related to the swaps and collars that qualify for hedge accounting are classified as a component of comprehensive income (loss), net of any tax. Any ineffectiveness is recognized in earnings.

        Segment Reporting    The chief operating decision maker ("CODM") reviews the operating results of the Company's geographic regions for the purpose of making operating decisions and assessing performance. Based on the aggregation criteria in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has aggregated the results of its geographic regions into one reportable segment. Additionally, the Company does not consider its wholesale revenue and retail revenue sources to constitute separate operating segments as discrete financial information does not exist and is not provided to the CODM.

        Recent Accounting Pronouncements    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 was effective and adopted by the Company on January 1, 2008. The provisions of SFAS 159 are being applied prospectively. The adoption of SFAS 159 did not have a material impact on the Company's results of operations, cash flows or financial position as the Company did not elect the fair value option for any of its financial assets or liabilities.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which will be January 1, 2009 for the Company. Earlier adoption is prohibited. The Company has not completed its evaluation of the potential impact of the adoption of SFAS 160 on consolidated results of operations, cash flows or financial position.

        In March 2008, the FASB issued SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133" ("SFAS 161"), which enhances the current guidance on disclosure requirements for derivative instruments and hedging activities. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. Specifically, SFAS 161 requires disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flow. This statement requires qualitative disclosure about the objectives and strategies for using derivatives in terms of the risks that the entity is intending to manage, quantitative disclosures about fair value amounts of gains and losses on derivative instruments in a tabular format, and disclosures about credit-risk-related contingent features in derivative agreements to provide information on potential effect on an entity's liquidity from using derivatives. The derivative instruments shall be distinguished between those used for risk management purposes and those used for other purposes. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, which will be January 1, 2009 for the Company, with early application encouraged. As SFAS 161 provides only disclosure requirements, the adoption of this standard will not have a material impact on the Company's results of operations, cash flows or financial position.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

3.     Transactions

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

        On April 16, 2007, funds managed by Oaktree Capital Management, LLC ("Oaktree") and MTS Health Investors, LLC ("MTS") purchased 24,501,505 shares of the Company's common stock from a fund managed by an affiliate of KKR. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of the Company's common stock.

        Effective October 1, 2007, the Company purchased the assets of Diagnostic Radiology Systems, Inc., a mobile provider of magnetic resonance imaging ("MRI") and positron emission tomography/computed tomography ("PET/CT"), with operations in a certificate of need state. The purchase price consisted of $8,620 in cash and transaction costs. The acquisition was financed using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $2,148 and acquired intangible assets of $2,240, of which $1,520 was assigned to customer contracts, which is amortized over eight years, $510 was assigned to the non-compete agreement, which is amortized over one year, and $210 was assigned to certificates of needs, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The preliminary values above were subject to adjustment for up to one year after the close of the transaction due to additional information that could result in changes in the original valuation of assets acquired and liabilities assumed. During the year ended December 31, 2008, the Company increased goodwill by $35 as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2007 included three months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        Effective November 2, 2007, Alliance Oncology, LLC ("AO"), an affiliate of the Company, purchased the assets of eight radiation oncology centers in Alabama, Arkansas, Mississippi, and Missouri from Bethesda Resources, Inc., a wholly-owned subsidiary of Sonix, Inc. Many of these centers are sole community providers and are located on or near hospital campuses. Several of these radiation oncology centers operate under certificates of need. The purchase price consisted of $36,500 in cash and $800 in assumed liabilities and transaction costs. The acquisition was financed using internally generated funds and capital leases. As a result of this acquisition, the Company recorded goodwill of $4,246 and acquired intangible assets of $31,230, of which $2,230 was assigned to the physician referral network, which is amortized over seven years and $29,000 was assigned to certificates of need, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The preliminary values above are subject to adjustment for up to one year after the close of the transaction due to additional information that could result in changes in the original valuation of assets acquired and liabilities assumed. During the year ended December 31, 2008, the Company decreased goodwill by $72 as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2007 included

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

approximately two months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        Effective November 5, 2007, the Company purchased all of the outstanding shares of the New England Health Enterprises Business Trust and all of the outstanding membership interests of New England Imaging Management, LLC, a fixed-site provider of MRI and computed tomography ("CT"), collectively referred to as New England Health Enterprises, or NEHE. NEHE operates seven fixed-site imaging centers and one mobile MRI system in Maine and Massachusetts. The purchase price consisted of $44,635 in cash, $2,270 in cash which is being held in an escrow account, and $4,592 in assumed liabilities and transaction costs. The acquisition was financed using internally generated funds, borrowings under an Acquisition Credit Facility and capital leases. The Company recorded total goodwill of $19,341, which includes $10,947 of goodwill related to deferred tax liabilities recorded for basis differences in intangible assets as a result of the acquisition. None of the goodwill recorded is deductible for tax purposes. The Company acquired intangible assets of $29,000, of which $15,700 was assigned to the physician referral network, which is amortized over 15 years, $3,800 was assigned to the non-compete agreement, which is amortized over five years, and $9,500 was assigned to certificates of need held by NEHE, which have indefinite useful lives and are not subject to amortization. These assets were recorded at fair value at the acquisition date. At the acquisition date, the acquisition included $2,270 for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification and contingent consideration based on certain performance target requirements, which will be resolved over the next one to three years. During the first quarter of 2009, one of these contingencies was resolved, and the Company recorded an additional $28 to goodwill as of December 31, 2008. The Company will receive $1,242 from escrow during 2009. When the remaining contingencies are resolved and consideration is distributable from the escrow account, the Company will record the fair value of the consideration as additional purchase price to goodwill. The preliminary values above are subject to adjustment for up to one year after the close of the transaction due to additional information that could result in changes in the original valuation of assets acquired and liabilities assumed. During the year ended December 31, 2008, the Company decreased goodwill by $805 as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2007 included approximately two months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        On December 4, 2007, the Company issued an additional $150,000 of its 7 1/4% Senior Subordinated Notes due 2012 (the "new 7 1/4% Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The new 7 1/4% Notes were subsequently registered. The new 7 1/4% Notes were issued at a discount of 8.5%, which is being amortized to interest expense through the maturity date of the notes. The new 7 1/4% Notes have terms that are substantially identical to the Company's original 7 1/4% Notes, but were issued under a new indenture and are therefore a separate series of notes. The Company used a portion of the net proceeds from the issuance of the new 7 1/4% Notes to repay and terminate an Acquisition Credit Facility entered into to finance the NEHE acquisition (as described in Note 9 of the Notes to the Consolidated Financial Statements). The remaining net proceeds are being used for general corporate purposes, which may include acquisitions.

        In the first quarter of 2008, the Company purchased six CyberKnife® robotic radiosurgery facilities from Accuray, Inc. The radiosurgery systems are currently providing radiosurgery services at hospitals

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

located in California, Maryland, New Jersey and Tennessee. The purchase price totaled $10,287 in cash and $732 in transaction costs. The acquisition was financed using proceeds from the Company's issuance of the new 7 1/4% Notes in December 2007. As a result of this acquisition, the Company recorded acquired intangible assets of $1,459, which was assigned to customer contracts and will be amortized over seven years. The intangible assets were recorded at fair value at the acquisition date. All recorded intangible assets are capitalized for tax purposes and amortized over 15 years. The preliminary values above are subject to adjustment for up to one year after the close of the transaction due to additional information that could result in changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2008 included approximately nine months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        In the third quarter of 2008, the Company purchased all of the outstanding membership interests of Medical Outsourcing Services, LLC ("MOS"), a mobile provider of PET/CT, based in Naperville, Illinois. MOS currently operates in nine states, including, Illinois, Indiana, Iowa, Michigan, Missouri, New Jersey, Ohio, Pennsylvania, and Wisconsin. The purchase price consisted of $17,271 in cash, $2,500 in cash which is being held in an escrow account, and $4,564 in assumed liabilities and transaction costs. The Company financed this acquisition using internally generated funds and proceeds from the Company's issuance of the new 7 1/4% Notes in December 2007. As a result of this acquisition, the Company recorded goodwill of $3,303 and acquired intangible assets of $12,450, of which $3,850 was assigned to the physician referral network, which is amortized over five years, $6,100 was assigned to customer relationships, which is amortized over 10 years and $2,500 was assigned to a non-compete agreement, which is amortized over three years. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The acquisition included $2,500 for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification, which will be resolved over the next three years. When the contingencies are resolved and consideration is distributable from the escrow account, the Company will record the fair value of the consideration as additional purchase price to goodwill. The preliminary values above are subject to adjustment for up to one year after the close of the transaction due to additional information that could result in changes in the original valuation of assets acquired and liabilities assumed acquired. During the quarter ended December 31, 2008, the Company increased goodwill by $401 as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2008 included six months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        In the third quarter of 2008, the Company purchased all of the outstanding membership interests of RAMIC Des Moines, LLC ("RAMIC"), a single modality center providing MRI services in West Des Moines, Iowa. The purchase price consisted of $7,216 in cash, $605 in cash which is being held in an escrow account, and $114 in assumed liabilities and transaction costs. The Company financed this acquisition using internally generated funds and proceeds from the Company's issuance of the new 7 1/4% Notes in December 2007. As a result of this acquisition, the Company recorded goodwill of $2,899 and acquired intangible assets of $2,600, of which $1,850 was assigned to the physician network, which is amortized over five years and $750 was assigned to certificates of need held by RAMIC, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

purposes and amortized over 15 years. The acquisition included $605 for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification, which will be resolved over the next year. When the contingencies are resolved and consideration is distributable from the escrow account, the Company will record the fair value of the consideration as additional purchase price to goodwill. The preliminary values above are subject to adjustment for up to one year after the close of the transaction due to additional information that could result in changes in the original valuation of assets acquired and liabilities assumed. During the quarter ended December 31, 2008, the Company decreased goodwill by $800 as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2008 included approximately five months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        In the fourth quarter of 2008, the Company purchased all of the outstanding membership interests of Shared PET Imaging, LLC ("SPI"), a mobile and fixed-site provider of PET and PET/CT, based in Canton, Ohio. SPI serves approximately 90 clients in thirteen states, including Ohio, Michigan, Indiana, Illinois, Florida, Pennsylvania, New York, Tennessee and South Carolina. The purchase price consisted of $34,092 in cash, $2,000 in cash which is being held in an escrow account, and $9,102 in assumed liabilities and transaction costs. The Company financed this acquisition using internally generated funds and proceeds from the Company's issuance of the new 7 1/4% Notes in December 2007. As a result of this acquisition, the Company recorded goodwill of $6,895 and acquired intangible assets of $9,350, of which $500 was assigned to the physician referral network, which is amortized over five years, $5,350 was assigned to customer relationships, which is amortized over 13 years and $3,150 was assigned to a non-compete agreement, which is amortized over three years, $350 was assigned to certificates of need held by SPI, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The acquisition included $2,000 for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification, which will be resolved over the next 18 months. When the contingencies are resolved and consideration is distributable from the escrow account, the Company will record the fair value of the consideration as additional purchase price to goodwill. The preliminary values above are subject to adjustment for up to one year after the close of the transaction due to additional information that could result in changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2008 included one month of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        Also in the fourth quarter of 2008, the Company purchased the remaining 20% minority interest in AO. The total purchase price was $6,524, which consisted entirely of cash. The Company financed this acquisition using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $4,537. All recorded goodwill is capitalized for tax purposes and amortized over 15 years.

4.     Share-Based Payment

        The Company adopted SFAS 123(R) in the fiscal year beginning January 1, 2006, using the modified prospective application transition method. Under SFAS 123(R), the Company records in its

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

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

        The Company has elected to follow the alternative transition method as described in the FASB Staff Position FAS123R-3, "Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards," for computing its beginning additional paid-in capital pool. In addition, the Company treats the tax deductions from stock options as being realized when they reduce taxes payable in accordance with the principles and timing under the relevant tax law.

Stock Option Plans and Awards

        In November 1999, the Company adopted an employee stock option plan (the "1999 Equity Plan") pursuant to which options and awards with respect to a total of 6,325,000 shares of the Company's common stock became available for grant. On May 30, 2007 the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 8,025,000 shares. As of December 31, 2008, a total of 1,194,208 shares are available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to fair value of the Company's common stock at the date of grant, except as noted below. All options have 10-year terms. Options granted after January 1, 2008 are time options which vest 25% each year, over four years. For options granted prior to January 1, 2008, initial stock option grants were comprised 50% of "time options" and 50% of "performance options." The time options have a five-year vesting schedule, vesting 20% per year. The performance options cliff vest after eight years; however, in the event certain operating performance targets are met, up to 20% of the performance options may vest each year, accelerating the vesting period up to five years. Prior to January 1, 2008, subsequent stock options granted under the 1999 Equity Plan to employees were always time options which vest 5% in the first year, 20% in the second year and 25% in years three through five.

        In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company's common stock, of which 35,000 options were outstanding at December 31, 2008. The exercise prices of these options and the fair value of the Company's common stock on the grant date were $5.60 and $9.52 per share, respectively.

        The Company is using the Black-Scholes option pricing model to value the compensation expense associated with stock-based awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the table below. In addition, forfeitures are estimated when recognizing compensation expense and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The Company records share-based payments for stock options granted with exercise prices below the fair value of the Company's common stock at the date of grant and for certain stock options subject to amended performance targets under the 1999 Equity Plan, as discussed below.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

        The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Year Ended December 31,
	2006	2007	2008
Risk free interest rate	4.58%	4.74%	3.40%
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	56.7%	60.3%	53.2%
Average expected life (in years)	6.68	6.60	6.25

        The expected stock price volatility rates are based on a blend of the historical volatility of the Company's common stock and peer implied volatility. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the weighted average period of time that options or awards granted are expected to be outstanding, as calculated using the simplified method described in the Securities and Exchange Commission's Staff Accounting Bulletin No. 107, as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

        The following table summarizes the Company's stock option activity:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,571,275	$6.25
Granted	1,251,500	5.15
Exercised	(321,425)	4.41
Canceled	(407,025)	7.49

Outstanding at December 31, 2006	4,094,325	5.93
Granted	668,500	7.32
Exercised	(339,370)	3.24
Canceled	(617,535)	6.24

Outstanding at December 31, 2007	3,805,920	6.36
Granted	505,000	9.20
Exercised	(123,795)	4.73
Canceled	(172,950)	8.08

Outstanding at December 31, 2008	4,014,175	$6.70	6.27	$7,442

Vested and expected to vest in the future at December 31, 2008	3,488,257	$6.66	6.11	$6,567
Exercisable at December 31, 2008	2,098,060	$6.10	4.93	$4,940

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

        The following table summarizes information about all stock options outstanding at December 31, 2008:

Options Outstanding	Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Exercise Price
		(years)
4,000	$3.55	4.65	4,000	$3.55
198,525	3.67	5.01	142,025	3.67
34,650	4.04	5.42	30,150	4.04
548,950	4.19	7.09	147,200	4.19
13,000	4.95	4.37	13,000	4.95
122,500	5.19	4.04	122,500	5.19
1,000,000	5.27	4.01	1,000,000	5.27
150,000	5.56	6.92	75,000	5.56
82,100	5.60	1.26	82,100	5.60
50,000	6.26	7.95	12,500	6.26
5,000	6.28	7.57	1,250	6.28
50,000	6.42	7.64	20,000	6.42
26,950	6.46	7.62	5,950	6.46
12,500	6.94	5.77	12,495	6.94
235,000	7.05	8.08	70,500	7.05
329,600	7.41	8.12	27,650	7.41
200,000	7.49	7.87	50,000	7.49
5,000	7.75	6.77	4,995	7.75
5,000	7.91	7.77	3,330	7.91
35,000	8.24	7.79	8,750	8.24
2,000	8.57	9.77	—	—
55,000	8.74	9.78	—	—
15,000	9.17	6.24	10,500	9.17
396,000	9.26	9.00	—	—
65,000	9.60	6.22	45,500	9.60
5,000	9.74	8.77	1,665	9.74
343,400	12.35	6.01	182,000	12.35
25,000	13.00	2.61	25,000	13.00

4,014,175	$6.70	6.27	2,098,060	$6.10

        The weighted average grant-date fair value of options granted during the years ended December 31, 2006, 2007, and 2008 was $3.14 per share, $4.59 per share, and $5.03 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2007 and 2008 was $585, $1,574, and $759, respectively. The total cash received from employees as a result of stock option exercises was $1,416, $1,109, and $589 for the years ended December 31, 2006, 2007, and 2008, respectively.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

        The following table summarizes the Company's unvested stock option activity:

	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2007	2,182,855	$3.88
Granted	505,000	5.03
Vested	(627,936)	3.67
Canceled	(143,804)	4.52

Unvested at December 31, 2008	1,916,115	$4.20

        At December 31, 2008, the total unrecognized fair value share-based payment related to unvested stock options granted to both employees and non-employees was $4,193, which is expected to be recognized over a remaining weighted-average period of 2.42 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations. The total fair value of shares vested during the years ended December 31, 2006, 2007, and 2008 was $1,257, $2,966, and $2,305, respectively.

Restricted Stock Awards

        The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2007 and 2008, the Company granted 625,000 and 290,000 restricted stock awards ("awards"), respectively, to certain employees of the Company. These awards cliff vest after three years, provided that the employee remains continuously employed through the issuance date. On December 31, 2008, the Company granted restricted stock awards to three non-employee directors of the Company who are unaffiliated with Oaktree or MTS ("unaffiliated directors") equal to 11,318 of common stock each. These awards to unaffiliated directors cliff vest after one year based on the unaffiliated directors' continued service with the Company through that date. For the years ended December 31, 2007 and 2008 the Company recorded share-based payment related to these grants of $1,006 and $1,932, respectively. The weighted average grant-date fair value of restricted stock awards granted during the years ended December 31, 2007 and 2008 was $6.65 and $8.46 per share, respectively.

        The following table summarizes the Company's unvested restricted stock activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	625,000	$6.65
Granted	323,954	8.46
Vested	(3,300)	9.26
Canceled	(6,700)	9.26

Unvested at December 31, 2008	938,954	$7.25

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

        At December 31, 2008, the total unrecognized fair value share-based payment related to the restricted stock awards granted to employees was $3,294, which is expected to be recognized over a remaining weighted-average period of 1.50 years. At December 31, 2008, the total unrecognized fair value share-based payment related to the restricted stock awards granted to unaffiliated directors was $80, which is expected to be recognized over a remaining weighted-average period of 1.00 year. The unaffiliated directors will each receive a restricted stock award on December 31, 2009 and each December 31 thereafter (the "Grant Date") of the number of shares of common stock having a value equal to $80, rounded down to the nearest whole share, and calculated using the average share price of the Company's stock over the fifteen-day period preceding the Grant Date. Such restricted stock awards will fully vest one year after the Grant Date based on the continued service of the non-employee director through the vesting date. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations.

Restricted Stock Units

        On December 31, 2007, the Company granted restricted stock units to three non-employee directors of the Company who are unaffiliated with Oaktree or MTS equal to 8,421 shares of common stock each. This number of shares represents the number of shares of the Company's common stock having a value equal to $80, rounded down to the nearest whole share, and calculated using the average share price of the Company's stock over the fifteen-day period preceding December 31, 2007. These restricted stock units fully vested on December 31, 2008, based on the continued service of the non-employee director through the vesting date.

Stock Bonus Award

        During 2006 and 2007, the Company granted stock bonus awards to certain employees of the Company. On the issuance date, the Company issued a number of shares of the Company's common stock ("shares"), equal to the award divided by the fair market value of the shares at that time, provided that the employee remained continuously employed through the issuance date. For the years ended December 31, 2007 and 2008, the Company recorded share-based payment related to these grants of $541 and $500, respectively.

        At December 31, 2008, the total unrecognized fair value share-based payment related to the stock bonus awards granted to employees was $167, which is expected to be recognized over a remaining weighted-average period of 1.00 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

Directors' Deferred Compensation Plan

        Effective January 1, 2000, the Company established a Directors' Deferred Compensation Plan (the "Director Plan") for all non-employee directors. Each of the non-employee directors has elected to participate in the Director Plan and have their annual fee of $25 deferred into a stock account and converted quarterly into Phantom Shares. During 2007, the annual fee was increased to $35. Each director has the option of being paid cash or issued common stock for their Phantom Shares, which is paid or issued upon retirement, separation from the Board of Directors, or the occurrence of a change in control. This election is made once a year. On April 16, 2007, in connection with the purchase of the Company's common stock by Oaktree and MTS from KKR, the directors who are affiliated with Oaktree and MTS ("affiliated directors") elected not to participate in the Director Plan, and instead received annual cash compensation equal to $35, which is paid quarterly to an investment fund, not to the affiliated directors, as specified by each affiliated director. Upon separation from the Board of Directors on April 16, 2007, directors affiliated with KKR were paid cash or issued common stock, based on their applicable election, equal to their respective stock accounts on that date. For the years ended December 31, 2006, 2007 and 2008 the Company recorded director fees of $143, $387, and $419, respectively. For cash payment elections in the Director Plan, an increase (decrease) to other accrued liabilities is recorded for the difference between the current fair market value and the original issuance price of the Phantom Shares. For the issuance of common stock elections, an increase is made to APIC when director's fees are recorded. At December 31, 2007 and 2008, $456 and $694, respectively was included in other accrued liabilities relating to the Director Plan.

5.     Fair Value of Financial Instruments

        The Company used the following methods and assumptions in estimating fair value disclosure for financial instruments:

        Cash and cash equivalents    The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.

        Debt    The fair value of the Company's publicly traded notes was based on the prices of those notes at December 31, 2007 and 2008. The carrying amount of variable-rate borrowings at December 31, 2008 approximates fair value estimated based on current market rates and credit spreads for similar debt instruments.

        Interest rate swaps    Fair value was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

        The estimated fair values of the Company's financial instruments are as follows:

	December 31, 2007		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$120,892	$120,892	$73,305	$73,305
Fixed-rate debt	290,985	280,036	289,496	246,750
Variable-rate debt	366,600	366,600	351,600	351,600
Interest rate swaps—asset position	340	340	—	—
Interest rate swaps—liability position	—	—	6,008	6,008

        The Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") on January 1, 2008. There was no material impact to the results of operations, cash flows or financial position for the year ended December 31, 2008. SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

        Level 1    Quoted market prices in active markets for identical assets or liabilities.

        Level 2    Observable market based inputs or unobservable inputs that are corroborated by market data.

        Level 3    Unobservable inputs that are not corroborated by market data.

        The following table summarizes the valuation of the Company's financial instruments by the above SFAS 157 pricing levels as of December 31, 2008:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$73,305	$73,305	$—	$—
Derivative instruments—liability position	6,008	—	6,008	—

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

and the counterparty. Therefore, the impact of the counterparty's credit worthiness when in an asset position and the Company's creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments.

6.     Marketable Securities

        Investments with original maturities greater than 90 days are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), and are classified accordingly by the Company at the time of purchase. In accordance with the provisions of SFAS 115, the Company's investments in marketable securities are classified as "available-for-sale." During 2007 the Company's investments in marketable securities consisted of investment grade auction rate securities and debt securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 1, 7, 28 or 35 days. Auction rate securities are reported at fair value. Due to the frequent nature of their reset feature, the auction rate securities' market prices approximate their fair value. Debt securities are carried at fair market value, and any unrealized gains or temporary unrealized losses, net of income tax effects, are reported as a component of other comprehensive income. The Company did not recognize any gains or losses associated with the sales of marketable securities during 2007 and 2008. The Company did not have any marketable securities at December 31, 2007 and 2008.

7.     Goodwill and Intangible Assets

        Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2007	$175,804
Goodwill acquired during the period	18,934
Adjustments to goodwill during the period	(1,308)

Balance at December 31, 2008	$193,430

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

        Intangible assets consisted of the following:

	December 31, 2007			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$70,513	$(27,232)	$43,281	$89,853	$(33,818)	$56,035
Other	9,129	(3,598)	5,531	14,364	(5,708)	8,656

Total amortizing intangible assets	$79,642	$(30,830)	$48,812	$104,217	$(39,526)	$64,691

Intangible assets not subject to amortization			44,409			46,029

Total other intangible assets			$93,221			$110,720

        The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate an impairment of these assets has possibly occurred. Goodwill is allocated to the Company's various reporting units, which represent the Company's geographical regions. The Company compares the fair value of the reporting unit to its carrying amount to determine if there is potential impairment.

        The Company uses a weighted average useful life of 15 years to amortize customer contracts. Other intangible assets subject to amortization are estimated to have a weighted average useful life of four years. Amortization expense for intangible assets subject to amortization was $4,933, $5,195 and $8,696 for the years ended December 31, 2006, 2007 and 2008, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.

        Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2009	$10,873
2010	10,807
2011	10,155
2012	8,537
2013	5,746

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

8.     Other Accrued Liabilities

        Other accrued liabilities consisted of the following:

	December 31, 2007	December 31, 2008
Accrued systems rental and maintenance costs	$1,957	$2,223
Accrued site rental fees	1,593	1,244
Accrued property and sales taxes payable	13,486	14,867
Accrued self-insurance expense	6,865	7,380
Accrued equipment payments	1,884	4,483
Other accrued expenses	7,727	8,249

Total	$33,512	$38,446

9.     Long-Term Debt and Senior Subordinated Credit Facility

        Long-term debt consisted of the following:

	December 31, 2007	December 31, 2008
Term loan facility	$366,600	$351,600
Senior subordinated notes	303,541	300,000
Discount on senior subordinated notes of 8.5%	(12,556)	(10,504)
Equipment debt	13,211	21,466

Long-term debt, including current portion	670,796	662,562
Less current portion	3,627	7,743

Long-term debt	$667,169	$654,819

        Bank Credit Facilities    On November 2, 1999, the Company entered into a $616,000 Credit Agreement (the "Credit Agreement") consisting of a $131,000 Tranche A Term Loan Facility, a $150,000 Tranche B Term Facility, a $185,000 Tranche C Term Loan Facility, and a Revolving Loan Facility. On June 11, 2002, the Company entered into a second amendment to its Credit Agreement in order to complete a $286,000 refinancing of its Tranche B and C term loan facility. Under the terms of the amended term loan facility, the Company received proceeds of $286,000 from a new Tranche C term loan facility, and used the entire amount of the proceeds to retire $145,500 and $140,500 owed under Tranche B and C of its existing term loan facility, respectively. The new Tranche C borrowing rate was decreased to the LIBOR plus 2.375%. The borrowing rate under the previously applicable Tranche B borrowing rate had been LIBOR plus 2.750% and the previously applicable Tranche C borrowing rate had been LIBOR plus 3.000%.

        On December 29, 2004, the Company entered into a third amendment to its Credit Agreement which revised the Tranche C term loan facility ("Tranche C1") resulting in incremental borrowings of $154,000 and decreased the maximum amount of availability under the existing revolving loan facility from $150,000 to $70,000. The proceeds from the amendment were used to complete a cash tender

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

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

        At December 31, 2007 and 2008, the Company did not have any borrowings outstanding under the revolving loan facility. Approximately $15,000 of its $70,000 revolving line of credit is held by Lehman Commercial Paper, Inc. ("LCPI"), a subsidiary of Lehman Brothers, which has filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Company does not expect that LCPI would fund this commitment if requested to do so. The Company intends to replace LCPI as a lender under its revolving line of credit to the extent the Company is able to do so, given the current condition of the global financial markets. To the extent the Company is not able to replace LCPI as a lender under the revolving line of credit, the Company does not expect that LCPI's inability to fund its commitment would have a material adverse impact on the Company's liquidity. As of December 31, 2008, excluding the commitment of LCPI, the Company had $50,145 of available borrowings under its revolving line of credit. The Company's Credit Agreement, as amended, governs the Tranche C1 and the revolving loan facility with the same security provisions and the revised restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and restrictive payments. As of December 31, 2008, the Company was in compliance with all covenants under the Credit Agreement. Voluntary prepayments are permitted in whole or in part without premium or penalty. The Company has made voluntary prepayments on the Tranche C1 term loan facility. As noted in the maturities schedule, principal payments are required in 2011 for the Tranche C1 term loan facility. Interest under Tranche C1 and the revolving loan facility is variable based on the Company's leverage ratio and changes in specified published rates and the bank's prime lending rate.

        The weighted average interest rate of Tranche C1 at December 31, 2007 and 2008 was 7.135% and 5.232%, respectively. There were no borrowings outstanding under the revolving loan facility at December 31, 2007 or 2008. The Company pays a commitment fee equal to 0.50% per annum on the undrawn portion available under the revolving loan facility. The Company also pays variable per annum fees in respect of outstanding letters of credit. At December 31, 2008 the Company had $4,855 of outstanding letters of credit. The Credit Agreement is collateralized by the Company's equity interests in its majority owned subsidiaries, partnerships and limited liability companies and its unencumbered assets, which include accounts receivable, inventory, equipment, and intellectual property.

        10 3/8% Senior Subordinated Notes    In December 2004 the Company completed a cash tender offer for any and all of its outstanding 10 3/8% Notes. The Company redeemed the 10 3/8% Notes at a redemption price equal to 113.856% of the principal amount, together with the accrued interest to the redemption date. The Company used the remaining proceeds from Tranche C1, proceeds from the sale

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

of the original 7 1/4% Notes described below, and existing cash to settle the tender premium and consent payment. In April 2008, the Company paid the remaining balance of $3,541 related to the 10 3/8% Senior Subordinated Notes and recorded $61 in loss on extinguishment of debt.

        7 1/4% Senior Subordinated Notes    On December 29, 2004, the Company issued $150,000 of its 7 1/4% Senior Subordinated Notes due 2012 (the "original 7 1/4% Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, and used the proceeds to repay a portion of its 10 3/8% Notes. The original 7 1/4% Notes were subsequently registered on February 1, 2005. On December 4, 2007, the Company issued an additional $150,000 of its 7 1/4% Senior Subordinated Notes due 2012 (the "new 7 1/4% Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The new 7 1/4% Notes were subsequently registered on January 25, 2008 and are fully guaranteed by the Company. No subsidiary of the Company guarantees these Notes. The new 7 1/4% Notes were issued at a discount of 8.5%, which is being amortized to interest expense through the maturity date of the notes. The new 7 1/4% Notes have terms that are substantially identical to the Company's original 7 1/4% Notes, but were issued under a new indenture and are therefore a separate series of notes. The Company used a portion of the net proceeds from the issuance of the new 7 1/4% Notes to repay and terminate the Acquisition Credit Facility (as described below). The remaining net proceeds will be used for general corporate purposes, which may include acquisitions. The original 7 1/4% Notes and the new 7 1/4% Notes are collectively referred to as the "7 1/4% Notes." The 7 1/4% Notes contain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and restrictive payments. The 7 1/4% Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior debt, including bank debt, and all obligations of its subsidiaries. At December 31, 2008, the Company had an unamortized discount of $10,504 related to the new 7 1/4% Notes. As of December 31, 2008, the Company was in compliance with all covenants contained in the 7 1/4% Notes.

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

        The maturities of long-term debt as of December 31, 2008 are as follows:

		Bank Credit Facilites
	Tranche C1	Subordinated Notes	Equipment Loans	Total
Year ending December 31:
2009	$—	$—	$7,743	$7,743
2010	—	—	5,637	5,637
2011	351,600	—	3,081	354,681
2012	—	300,000	2,014	302,014
2013	—	—	1,612	1,612
Thereafter	—	—	1,379	1,379

	$351,600	$300,000	$21,466	$673,066

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

10.   Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2006	2007	2008
Numerator:
Net income	$18,632	$16,232	$16,523

Denominator:
Weighted-average shares—basic	49,780	50,563	50,357
Effect of dilutive securities:
Employee stock options	555	1,019	1,802

Weighted-average shares—diluted	50,335	51,582	52,159

Earnings per common share:
Basic	$0.37	$0.32	$0.33

Diluted	$0.37	$0.31	$0.32

Stock options excluded from the computation of diluted per share amounts:
Weighted- average shares for which the exercise price exceeds average market price of common stock	801	536	927
Average exercise price per share that exceeds average market price of common stock	$11.28	$11.79	$10.59

11.   Derivatives

        In the second quarter of 2004, the Company entered into interest rate swap agreements, with notional amounts of $56,813, $46,813 and $48,438 to manage the future cash interest payments associated with a portion of the Company's variable rate bank debt. These agreements were three years in length. Two of these agreements matured in the second quarter of 2007 and the last agreement matured in the fourth quarter of 2007. Under these arrangements, the Company received three- month LIBOR and paid a fixed rate of 3.15%, 3.89% and 3.69%, respectively. The net effect was to record interest expense at fixed rates of 5.65%, 6.39% and 6.19%, respectively, as the debt incurred interest based on three-month LIBOR plus 2.50%. For the years ended December 31, 2006 and 2007, the Company received net settlement amounts of $2,148 and $1,243, respectively. Changes in the fair value of the swap agreements were recorded in interest expense and other each period, as these transactions did not qualify for hedge accounting treatment. For the years ended December 31, 2006 and 2007, the Company recognized interest expense and other of $1,097 and $1,726, respectively, based on the change in fair value of these instruments, respectively.

        In the first quarter of 2005, the Company entered into multiple interest rate collar agreements for its variable rate bank debt. The total underlying notional amount of the debt was $178,000. Under these arrangements the Company purchased a cap on the interest rate of 4.00% and sold a floor of 2.25%. The Company paid a net purchase price of $1,462 for these collars. These agreements were two

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

and three years in length and matured at various dates between January 2007 and January 2008. For the years ended December 31, 2006, 2007 and 2008, the Company received a net settlement amount of $1,271, $2,049 and $341, respectively. The Company designated these collars as cash flow hedges of variable future cash flows associated with its long-term debt. For the years ended December 31, 2006, 2007 and 2008, the Company recognized a comprehensive loss, net of tax, of $159, $1,151, and $205, respectively, based on the change in fair value of these instruments.

        In the first quarter of 2008, the Company entered into two interest rate swap agreements in accordance with Company policy in order to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The swap agreements, with a total notional amount of $185,438, were entered into to hedge future cash interest payments associated with a portion of the Company's variable rate bank debt (the "2008 swaps"). These agreements are three years in length and mature in 2011. As discussed below, the Company elected to terminate one of the swaps ("Lehman Swap") in February 2009. Under the terms of these agreements, the Company receives three-month LIBOR and pays a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the year ended December 31, 2008, the Company paid a net settlement amount of $157. The Company designated these swaps as cash flow hedges of future cash flows associated with its variable rate long-term debt. The Company will record effective changes in the fair value of the swaps through comprehensive income (loss) during the period these instruments are designated as hedges. For the year ended December 31, 2008, the Company recognized comprehensive loss, net of tax, of $2,159, based on the change in fair value of these instruments.

        On September 15, 2008, Lehman Brothers Holding, Inc. ("LHI") filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. On October 6, 2008, LCPI filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. One of the Company's 2008 swaps with a notional amount of $92,719, which expires January 31, 2011, is with LCPI. As of September 12, 2008 hedge accounting was terminated and all further changes in the fair market value of the swap are being recorded in interest expense and other. Comprehensive income (loss) related to effective unrealized gains or losses on the fair value of the swap through September 12, 2008 remain in accumulated comprehensive income (loss) on the balance sheet and will be amortized into interest expense and other as the underlying interest payments are recognized in earnings. The swap was valued using the income approach with observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount. The fair market value of the swap at September 30, 2008 was an asset of $692 which was adjusted to zero as collectability was deemed uncertain due to the LHI bankruptcy filing. The Company included the write down of the asset in interest expense and other for the year ended December 31, 2008. The Company included $2,426 in interest expense and other related to the fair value adjustment for this swap, based on the change in fair value of this instrument.

        During the first quarter of 2009, the Company replaced the Lehman Swap with an interest rate swap agreement which has a notional amount of $92,719 and has been designated as a cash flow hedge of variable future cash flows associated with a portion of the Company's long term debt. Under the terms of this agreement, which matures in January 2011, the Company receives three-month LIBOR and pays a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

        Additionally, during the first quarter of 2009, the Company entered into an interest rate swap agreement which has a notional amount of $56,813, to hedge future cash interest payments associated with a portion of the Company's variable rate bank debt. Under the terms of this agreement, which matures in November 2011, the Company receives three-month LIBOR and pays a fixed rate of 2.07%. The net effect of the hedge is to record interest expense at a fixed rate of 4.57%, as the debt incurs interest based on three-month LIBOR plus 2.50%.

        The Company accounts for derivative instruments and hedging activities in accordance with the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities" ("SFAS 138"), an amendment of SFAS 133. On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS 133 and SFAS 138. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally assesses effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, in accordance with its risk management policy. The Company measures ineffectiveness on an ongoing basis. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company's derivatives are recorded on the balance sheet at their fair value. For derivatives accounted for as cash flow hedges any effective unrealized gains or losses on fair value are included in comprehensive income (loss), net of tax and any ineffective gains or losses are recognized in income immediately.

12.   Commitments and Contingencies

        The Company has maintenance contracts with its equipment vendors for substantially all of its diagnostic imaging and radiation oncology equipment. The contracts are between one and five years from inception and extend through the year 2013, but may be canceled by the Company under certain circumstances. The Company's total contract payments for the years ended December 31, 2006, 2007 and 2008 were $41,369, $40,914 and $44,783, respectively. At December 31, 2008, the Company had binding equipment purchase commitments totaling $27,916.

        The Company leases office and warehouse space and certain equipment under non-cancelable operating leases. The office and warehouse leases generally call for minimum monthly payments plus

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

maintenance and inflationary increases. The future minimum payments under such leases are as follows:

Year ending December 31:
2009	$5,492
2010	3,839
2011	2,662
2012	2,467
2013	1,058
Thereafter	3,833

$19,351

        The Company's total rental expense, which includes short-term equipment rentals, for the years ended December 31, 2006, 2007 and 2008 was $9,744, $8,166 and $9,117 respectively.

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

        It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At December 31, 2008 the Company has determined that no liability is necessary related to these guarantees and indemnities.

        The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

13.   401(k) Savings Plan

        The Company established a 401(k) Savings Plan (the "Plan") in January 1990. Effective August 1, 1998, the Plan was amended and restated in its entirety. Currently, all employees who are over 21 years of age are eligible to participate after attaining three months of service. Employees may contribute between 1% and 25% of their annual compensation. The Company matches 50 cents for every dollar of employee contributions up to 5% of their annual compensation, subject to the limitations imposed by the Internal Revenue Code. Employees vest in employer contributions 25% per year, over 4 years. The Company may also make discretionary contributions depending on profitability. No discretionary contributions were made in 2006, 2007 or 2008. The Company incurred and charged to expense $1,482, $1,519 and $1,683 during 2006, 2007 and 2008, respectively, related to the Plan.

14.   Income Taxes

        The provision for income taxes shown in the consolidated statements of operations consists of the following:

	Year Ended December 31,
	2006	2007	2008
Current:
Federal	$1,055	$947	$36
State	680	2,242	1,809

Total current	1,735	3,189	1,845
Deferred:
Federal	9,362	8,318	9,540
State	935	137	379

Total deferred	10,297	8,455	9,919

Total provision for income taxes	$12,032	$11,644	$11,764

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

        Significant components of the Company's net deferred tax assets (liabilities) at December 31 are as follows:

	2007	2008
Basis differences in equipment	$(75,811)	$(85,209)
Basis differences in intangible assets	(24,663)	(23,734)
Net operating losses	4,708	8,773
Accounts receivable	3,347	3,304
State income taxes	5,397	5,667
Accruals not currently deductible for income tax purposes	10,451	9,641
Basis differences associated with acquired investments	(3,108)	(7,511)
Other	3,708	4,652

Total deferred taxes	(75,971)	(84,417)
Valuation allowance	—	—

Net deferred taxes	$(75,971)	$(84,417)

Current deferred tax asset	$16,091	$17,719
Noncurrent deferred tax liability	(92,062)	(102,136)

Net deferred taxes	$(75,971)	$(84,417)

        A reconciliation of the expected total provision for income taxes, computed using the federal statutory rate on income is as follows:

	Year Ended December 31,
	2006	2007	2008
U.S. Federal tax expense at statutory rates	$9,578	$7,713	$9,349
State income taxes, net of federal benefit	1,050	1,546	1,422
Minority interest expense	(726)	(604)	(1,061)
Earnings from unconsolidated investees	1,880	2,648	1,612
Other	250	341	442

Provision for income taxes	$12,032	$11,644	$11,764

        As of December 31, 2008, the Company had net operating loss ("NOL") carryforwards of approximately $24,301 and $3,688 for federal and state income tax purposes, respectively. These loss carryforwards will expire at various dates from 2009 through 2024. As of December 31, 2008, the Company also had alternative minimum tax credit carryforwards of $3,513 with no expiration date.

        The deferred tax liability created in connection with the 2007 acquisition of NEHE was approximately $10,947 and was primarily comprised of non deductible intangible assets.

        Effective January 1, 2007, the Company adopted FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties,

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The impact of the Company's reassessment of its tax positions in accordance with FIN 48 did not have a material effect on the results of operations, financial condition or liquidity.

        As of December 31, 2008, the Company has provided a liability of $1,892 for unrecognized tax benefits related to various federal and state income tax matters. The tax effected amount would reduce the Company's effective income tax rate if recognized.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$1,848
Additions based on tax positions related to the current year	341
Additions for tax positions of prior years	51
Reductions as a result of tax positions taken during the prior period	(263)
Reductions as a result of lapse of statute of limitations	(85)
Settlements	—

Balance at December 31, 2008	$1,892

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2008, the Company had approximately $292 in accrued interest and penalties which is included as a component of the $1,892 unrecognized tax benefit noted above.

        The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2005 through 2007. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2004 through 2007. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

15.   Related-Party Transactions

        The Company recorded management fees payable to KKR of $650 in 2006 for financial advisory services received from KKR. The Company recorded management fees payable to KKR of $193 through the period ended April 16, 2007. As of April 16, 2007, KKR was no longer an affiliate of the Company and no longer provides financial advisory services.

        On April 16, 2007, Oaktree and MTS purchased 24,501,505 shares of the Company's common stock from a fund managed by an affiliate of KKR. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.

        Revenues from management agreements with unconsolidated equity investees was $16,242, $16,739 and $17,130 during 2006, 2007 and 2008, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which is included in the

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

management agreement revenue, who reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as costs of revenues and the reimbursement as revenue in its consolidated statements of operations. For the years ended December 31, 2006, 2007 and 2008 the amounts of the revenues and expenses were $13,987, $13,496 and $13,718, respectively.

16.   Investments in Unconsolidated Investees (Unaudited)

        The Company has direct ownership in seven unconsolidated investees at December 31, 2008. The Company owns between 33.3% and 50% of these investees, and provides management services under agreements with five of these investees, expiring at various dates through 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

        Set forth below is certain unaudited financial data for Alliance-HNI, LLC and Subsidiaries, one of the Company's unconsolidated investees:

	December 31,
	2007	2008
Balance Sheet Data:
Current assets	$6,955	$6,466
Noncurrent assets	14,720	14,199
Current liabilites	4,693	4,833
Noncurrent liabilites	4,627	5,704

	Years Ended December 31,
	2006	2007	2008
Combined Operating Results:
Revenues	$27,764	$28,249	$26,703
Expenses	18,840	18,847	18,240
Net income	8,924	9,402	8,463
Earnings from unconsolidated investee	4,462	4,701	4,202

        Set forth below is certain unaudited financial data for the aggregate of the Company's unconsolidated investees, including Alliance-HNI, LLC and its subsidiaries:

	December 31,
	2007	2008
Balance Sheet Data:
Current assets	$10,904	$9,599
Noncurrent assets	23,147	19,881
Current liabilites	7,760	7,219
Noncurrent liabilites	9,624	8,450

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2006	2007	2008
Combined Operating Results:
Revenues	$40,519	$36,302	$36,604
Expenses	30,754	26,717	27,073
Net income	9,765	9,585	9,531
Earnings from unconsolidated investee	5,371	7,567	4,605

17.   Quarterly Financial Data (Unaudited)

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

	Quarter Ended
	Mar. 31, 2007	Jun. 30, 2007	Sep. 30, 2007	Dec. 31, 2007
Revenues	$109,406	$111,756	$110,162	$113,595
Cost of revenues, excluding depreciation and amortization	56,177	58,152	58,829	62,313
Income before income taxes, minority interest expense and earnings from unconsolidated investees	6,660	6,738	6,062	2,576
Net income	5,671	4,778	3,947	1,836
Earnings per common share:
Basic	$0.11	$0.09	$0.08	$0.04
Diluted	$0.11	$0.09	$0.08	$0.04

	Quarter Ended
	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Dec. 31, 2008
Revenues	$119,121	$122,781	$128,125	$125,807
Cost of revenues, excluding depreciation and amortization	62,782	63,487	67,047	68,437
Income before income taxes, minority interest expense and earnings from unconsolidated investees	5,459	9,230	10,145	1,878
Net income	3,412	5,122	6,331	1,658
Earnings per common share:
Basic	$0.07	$0.10	$0.13	$0.03
Diluted	$0.07	$0.10	$0.12	$0.03

        The Company experiences seasonality in the revenues and margins generated for its services. In 2007 and 2008, the first and second quarters had more scanning days than the third and fourth quarters. Third and fourth quarter revenues are affected by holiday and client and patient vacation schedules, resulting in fewer scans during the period. The first quarter of 2008 benefited from one extra calendar day due to leap year. The second half of 2008 has 3.6 less scanning days than the first half of

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(dollars in thousands, except per share amounts)

2008. The variability in margins is higher than the variability in revenues due to the fixed nature of the Company's costs.

18.   Subsequent Events

        During the first quarter of 2009, (as described in Note 11 of the Notes to the Consolidated Financial Statements) the Company replaced the Lehman Swap with an interest rate swap agreement which has a notional amount of $92,719 and has been designated as a cash flow hedge of variable future cash flows associated with a portion of the Company's long term debt. Under the terms of this agreement, which matures in January 2011, the Company receives three-month LIBOR and pays a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%.

        Additionally, during the first quarter of 2009, the Company entered into an interest rate swap agreement which has a notional amount of $56,813, to hedge future cash interest payments associated with a portion of the Company's variable rate bank debt. Under the terms of this agreement, which matures in November 2011, the Company receives three-month LIBOR and pays a fixed rate of 2.07%. The net effect of the hedge is to record interest expense at a fixed rate of 4.57%, as the debt incurs interest based on three-month LIBOR plus 2.50%.

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

Management's Report on Internal Control Over Financial Reporting

        Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our management and other personnel, with oversight from our board of directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

        Management has used the framework set forth in the report entitled "Internal Control—Integrated Framework" published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2008. Our internal control over financial reporting as of December 31, 2008, has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their report which is included herein.

Paul S. Viviano, Chairman of the Board and Chief Executive Officer
Howard K. Aihara, Executive Vice President and Chief Financial Officer

March 9, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alliance HealthCare Services, Inc.
Newport Beach, California

        We have audited the internal control over financial reporting of Alliance HealthCare Services, Inc. and subsidiaries (formerly known as Alliance Imaging, Inc. and subsidiaries) (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Alliance HealthCare Services, Inc. and subsidiaries (formerly known as Alliance Imaging, Inc. and subsidiaries) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the consolidated financial statement schedule as of and for the year ended December 31, 2008, of the Company and our report dated March 9, 2009, expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 9, 2009

Item 9B.    Other Information

        None

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        The information required by Item 10 of Form 10-K, other than that relating to identification of our executive officers, will be included in our 2009 definitive proxy statement and is incorporated herein by reference. The information required by Item 10 of Form 10-K relating to identification of our executive officers is incorporated by reference from Item 1 of this Form 10-K.

Item 11.    Executive Compensation.

        The information required by Item 11 of Form 10-K will be included in our 2009 definitive proxy statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 of Form 10-K with respect to security ownership of certain beneficial owners and management will be included in our 2009 definitive proxy statement and is incorporated herein by reference.

        The information required by Item 12 of Form 10-K with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from Item 5 of Part II of this Form 10-K.

Item 13.    Certain Relationships and Related Transactions.

        The information required by Item 13 of Form 10-K will be included in our 2009 definitive proxy statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        The information required by Item 14 of Form 10-K will be included in our 2009 definitive proxy statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this Form 10-K:

1.
Financial Statements:

    A listing of the Consolidated Financial Statements of Alliance HealthCare Services, Inc., related notes and Report of Independent Registered Public Accounting Firm is set forth in Item 8 of this report on Form 10-K.

  2.
  Financial Statement Schedules:

    The following Financial Statement Schedule for the years ended December 31, 2008, 2007 and 2006 is set forth on page 114 of this report on Form 10-K:

      Schedule II—Valuation and Qualifying Accounts

    All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes for the year ended December 31, 2008.

  3.
  Index to Exhibits:

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation of Alliance.(3)
3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation of Alliance.(18)
3.3		Amended and Restated By-laws of Alliance.(3)
3.4		Amendment to Amended and Restated By-laws of Alliance.(17)
4.1		Credit Agreement dated as of November 2, 1999, as amended.(1)
4.2		Specimen certificate for shares of common stock, $.01 par value, of Alliance.(3)
4.3		Second Amendment dated as of June 10, 2002 to Credit Agreement.(4)
4.4
Indenture dated as of December 29, 2004 by and between the Registrant and the Bank of New York with respect to $150 million aggregate principal amount of 7 1/4% Senior Subordinated Notes due 2012 and 7 1/4% Series B Senior Subordinated Notes due 2012.(6)
4.5		Third Amendment dated as of December 29, 2004 to Credit Agreement.(6)
4.6		Fourth Amendment dated as of December 19, 2005 to Credit Agreement.(8)
4.7		Fifth Amendment dated as of April 16, 2007 to Credit Agreement.(15)
4.8		Indenture, including the form of Note, dated as of December 4, 2007, between Alliance Imaging, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee.(16)
10.1	*	The 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(17)
10.2	*	Two forms of option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(1)
10.3	*	Alliance Directors' Deferred Compensation Plan, as amended and restated.(17)
10.4	*	Employment Agreement dated as of January 1, 2003 between Alliance and Paul S. Viviano.(5)
10.5	*	Agreement Not to Compete dated as of January 1, 2003 between Alliance and Paul S. Viviano.(5)
10.6	*	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(5)
10.7	*	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(5)
10.8		Form of Stockholder's Agreement.(1)
10.9		Registration Rights Agreement dated as of November 2, 1999.(1)
10.10		Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(1)

Exhibit No.		Description
10.11		Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., LLP.(1)
10.12	*	Form of Indemnification Agreement.(2)
10.13	*	Amended and Restated Employment Agreement dated as of May 9, 2005 between Alliance and Paul S. Viviano.(7)
10.14	*	Agreement Not to Compete dated as of May 9, 2005 between Alliance and Paul S. Viviano.(7)
10.15	*	Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara.(9)
10.16	*	Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara.(9)
10.17	*	2006 Executive Incentive Plan†(10)
10.18	*	Summary of compensation award to Nicholas A. Poan(11)
10.19	*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(13)
10.20	*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Directors)(17)
10.21	*	Form of Stock Bonus Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(13)
10.22	*	Summary of compensation award to Michael F. Frisch(12)
10.23	*	Summary of compensation award to Eli Glovinsky(13)
10.24	*	Schedule of Executive Officer Compensation(20)
10.25	*	Schedule of Non-Employee Director Compensation(20)
10.26		Governance and Standstill Agreement, dated as of March 16, 2007, among Alliance Imaging, Inc., OCM Principal Opportunities Fund IV, LP., and MTS Health Investors II, L.P.(14)
10.27	*	Form of Executive Severance Agreement(14)
10.28		Assignment, dated as of April 16, 2007, to Registration Rights Agreement, dated as of November 2, 1999.(15)
10.29		Amendment No. 2 to Management Agreement, dated as of April 16, 2007, between Alliance and Kohlberg, Kravis Roberts & Co., LLP.(15)
10.30	*	Amendment of Employment Agreement, dated as of April 16, 2007, between Paul S. Viviano and Alliance Imaging, Inc.(15)
10.31	*	Amendment of Employment Agreement, dated as of April 16, 2007, between Howard K. Aihara and Alliance Imaging, Inc.(15)
10.32		Registration Rights Agreement, dated as of December 4, 2007, by and between Alliance Imaging, Inc. and Deutsche Bank Securities Inc. and Piper Jaffray & Co.(16)
10.33	*	New form of option agreement under the 1999 Equity Plan for Employees of Alliance and subsidiaries, as amended and restated.(19)

Exhibit No.		Description
10.34	*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated (For Director Awards Only).(20)
10.35	*	Amendment to the Alliance Imaging, Inc. Directors' Deferred Compensation Plan, as amended and restated.(20)
10.36	*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Paul S. Viviano and Alliance Imaging, Inc.(20)
10.37	*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Howard K. Aihara and Alliance Imaging, Inc.(20)
10.38	*	Form of Amendment of Executive Severance Agreement(20)
21.1		List of subsidiaries.(14)
23.1		Consent of Independent Registered Public Accounting Firm.(20)
31		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(20)
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(20)

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

(14)
Incorporated by reference to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated March 16, 2007 (File No. 001-16609)

(15)
Incorporated by reference to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated April 16, 2007 (File No. 001-16609)

(16)
Incorporated by reference to exhibits filed in response to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated December 4, 2007 (File No. 001-16609)

(17)
Incorporated by reference to exhibits filed in response to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated December 14, 2007 (File No. 001-16609)

(18)
Incorporated by reference to exhibits filed in response to Item 9.01(c), "Exhibits" of the Company's Current Report on Form 8-K, dated February 17, 2009 (File No. 001-16609)

(19)
Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16609)

(20)
Filed herewith

†
Portions of this Exhibit have been redacted due to a request for confidential treatment.

*
Management contract or compensatory plan or arrangement.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE HEALTHCARE SERVICES, INC.
March 9, 2009	By:	/s/ PAUL S. VIVIANO Paul S. Viviano, Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2009.

Signature	Title

/s/ PAUL S. VIVIANO Paul S. Viviano	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ HOWARD K. AIHARA Howard K. Aihara	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ NICHOLAS A. POAN Nicholas A. Poan	Senior Vice President, Corporate Finance and Chief Accounting Officer (Principal Accounting Officer)
/s/ NEIL F. DIMICK Neil F. Dimick	Director
/s/ MICHAEL P. HARMON Michael P. Harmon	Director
/s/ ANTHONY B. HELFET Anthony B. Helfet	Director
/s/ AARON A. BENDIKSON Aaron A. Bendikson	Director
/s/ CUTRIS S. LANE Curtis S. Lane	Director
/s/ EDWARD L. SAMEK Edward L. Samek	Director

 ALLIANCE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions (Bad Debt Write-offs, net of Recoveries)	Balance at End of Period
Year ended December 31, 2008 Allowance for Doubtful Accounts	$8,475	$4,282	$(3,579)	$9,178

Year ended December 31, 2007 Allowance for Doubtful Accounts	$6,629	$4,013	$(2,167)	$8,475

Year ended December 31, 2006 Allowance for Doubtful Accounts	$5,858	$3,901	$(3,130)	$6,629