Form 10-Q
period 2009-03-31
Alliance HealthCare Services, Inc
filed 2009-05-07
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: March 31, 2009

Commission File Number: 1-16609

ALLIANCE HEALTHCARE SERVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0239910 (IRS Employer Identification Number)
100 Bayview Circle Suite 400 Newport Beach, California 92660 (Address of principal executive office)

(949) 242-5300
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2009:

Common Stock, $.01 par value, 51,655,133 shares

ALLIANCE HEALTHCARE SERVICES, INC.

FORM 10-Q

March 31, 2009

Index

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	December 31, 2008	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$73,305	$91,109
Accounts receivable, net of allowance for doubtful accounts	67,147	69,888
Deferred income taxes	17,719	17,719
Prepaid expenses and other current assets	10,272	8,366
Other receivables	7,902	9,075

Total current assets	176,345	196,157
Equipment, at cost	836,842	834,466
Less accumulated depreciation	(479,609)	(487,265)

Equipment, net	357,233	347,201
Goodwill	193,430	193,683
Other intangible assets, net	110,720	108,442
Deferred financing costs, net	7,173	6,750
Other assets	38,822	36,069

Total assets	$883,723	$888,302

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,468	$14,586
Accrued compensation and related expenses	18,575	17,921
Accrued interest payable	3,642	8,777
Other accrued liabilities	38,446	34,885
Current portion of long-term debt	7,743	7,297

Total current liabilities	89,874	83,466
Long-term debt, net of current portion	365,323	368,577
Senior subordinated notes	289,496	290,051
Other liabilities	7,901	8,775
Deferred income taxes	102,136	103,982

Total liabilities	854,730	854,851
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock	514	514
Treasury stock	(430)	(430)
Additional paid-in capital	4,606	6,154
Accumulated comprehensive loss	(2,159)	(3,021)
Retained earnings	20,996	25,324

Total stockholders' equity attributable to Alliance HealthCare Services, Inc.	23,527	28,541
Noncontrolling interest	5,466	4,910

Total stockholders' equity	28,993	33,451

Total liabilities and stockholders' equity	$883,723	$888,302

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share amounts)

	Quarter Ended March 31,
	2008	2009
Revenues	$119,121	$131,788
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	62,782	68,879
Selling, general and administrative expenses	15,709	17,893
Transaction costs	—	431
Severance and related costs	147	182
Depreciation expense	21,413	23,650
Amortization expense	1,857	2,776
Interest expense and other, net	11,816	10,677
Other (income) and expense, net	(62)	(256)

Total costs and expenses	113,662	124,232

Income before income taxes, earnings from unconsolidated investees, and noncontrolling interest, net of tax	5,459	7,556
Income tax expense	2,677	3,161
Earnings from unconsolidated investees	(1,224)	(587)

Net income	4,006	4,982
Less: Net income attributable to noncontrolling interest, net of tax	(594)	(654)

Net income attributable to Alliance HealthCare Services, Inc.	$3,412	$4,328

Comprehensive income, net of taxes:
Net income attributable to Alliance HealthCare Services, Inc.	$3,412	$4,328
Unrealized loss on hedging transactions, net of taxes	(1,738)	(862)

Comprehensive income	$1,674	$3,466

Earnings per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.07	$0.08

Diluted	$0.07	$0.08

Weighted-average number of shares of common stock and common stock equivalents:
Basic	51,027	51,651
Diluted	51,986	52,294

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Quarter Ended March 31,
	2008	2009
Operating activities:
Net income attributable to Alliance HealthCare Services, Inc.	$3,412	$4,328
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,509	466
Share-based payment	1,526	1,663
Depreciation and amortization	23,270	26,426
Amortization of deferred financing costs	569	580
Accretion of discount on senior subordinated notes	461	555
Adjustment of derivatives to fair value	—	(635)
Distributions greater than undistributed earnings from investees	76	65
Noncontrolling interest in subsidiaries	257	(556)
Deferred income taxes	1,235	2,414
Excess tax benefit from share-based payment arrangements	(20)	(7)
Gain on sale of assets	(62)	(362)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,301)	(3,207)
Prepaid expenses and other current assets	1,905	1,937
Other receivables	1,235	(2,365)
Other assets	380	(4,481)
Accounts payable	(8,394)	(1,019)
Accrued compensation and related expenses	721	(654)
Accrued interest payable	4,628	5,135
Income taxes payable	—	70
Other accrued liabilities	(209)	1,305
Other liabilities	124	(1)

Net cash provided by operating activities	28,322	31,657

Investing activities:
Equipment purchases	(16,975)	(14,891)
Decrease (increase) in deposits on equipment	1,209	(905)
Acquisitions, net of cash received	(10,799)	(580)
Decrease in cash in escrow	—	2,075
Proceeds from sale of assets	1,045	2,348

Net cash used in investing activities	(25,520)	(11,953)

Financing activities:
Principal payments on equipment debt	(941)	(2,207)
Proceeds from equipment debt	—	415
Principal payments on term loan facility	(15,000)	—
Payments of debt issuance costs	(647)	(157)
Proceeds from shared-based payment arrangements	73	42
Excess tax benefit from share-based payment arrangements	20	7

Net cash used in financing activities	(16,495)	(1,900)

Net (decrease) increase in cash and cash equivalents	(13,693)	17,804
Cash and cash equivalents, beginning of period	120,892	73,305

Cash and cash equivalents, end of period	$107,199	$91,109

Supplemental disclosure of cash flow information:
Interest paid	$7,157	$5,196
Income taxes paid, net of refunds	1,075	216
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$27	$—
Capital lease obligations related to the purchase of equipment	1,645	5,307
Capital lease obligations transferred	—	(707)
Comprehensive loss from hedging transactions, net of taxes	(1,738)	(862)
Equipment purchases in accounts payable	278	20

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates

        Basis of Presentation    The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance HealthCare Services, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2008.

        On January 1, 2009, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141(R) (Revised 2007), "Business Combinations" ("SFAS 141(R)"), SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of Accounting Research Bulletin No. 51" ("SFAS 160") and Financial Accounting Standards Board Staff Position ("FSP") Emerging Issues Task Force No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP 03-6-1"). As a result of the adoption of SFAS 141(R), the Company is presenting transaction costs as a line on the statement of operations. The adoption of SFAS 160 changed the presentation of noncontrolling interest to a component of stockholders' equity, rather than a liability, at March 31, 2009, and the corresponding reclassification as of December 31, 2008. In addition, SFAS 160 required the presentation of net income attributable to noncontrolling interest, rather than minority interest expense, for the quarters ended March 31, 2009 and 2008. The adoption of FSP 03-6-1 changed the calculation of basic earnings per share requiring restricted stock awards that have previously been included in the Company's diluted weighted-average shares to be included in basic weighted-average shares. Earnings per share for prior periods has been recalculated to conform to the current year presentation.

        Principles of Consolidation    The accompanying unaudited condensed consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all majority owned subsidiaries over which the Company exercises control. Intercompany transactions have been eliminated. The Company records noncontrolling interest related to its consolidated subsidiaries which are not wholly owned. Investments in non-consolidated investees are accounted for under the equity method.

        Use of Estimates    The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

2. Transactions

        Effective November 5, 2007, the Company purchased all of the outstanding shares of the New England Health Enterprises Business Trust and all of the outstanding membership interests of New England Imaging Management, LLC, a fixed-site provider of magnetic resonance imaging ("MRI") and computed tomography ("CT"), collectively referred to as New England Health Enterprises, or NEHE. NEHE operated seven fixed-site imaging centers and one mobile MRI system in Maine and Massachusetts. The purchase price consisted of $44,635 in cash, $2,270 in cash which is being held in an escrow account, and $4,592 in assumed liabilities and transaction costs. The acquisition was financed using internally generated funds, borrowings under an Acquisition Credit Facility and capital leases. The Company recorded total goodwill of $19,341, which includes $10,947 of goodwill related to deferred tax liabilities recorded for basis differences in intangible assets as a result of the acquisition. None of the goodwill recorded is deductible for tax purposes. The Company acquired intangible assets of $29,000, of which $15,700 was assigned to the physician referral network, which is amortized over 15 years, $3,800 was assigned to the non-compete agreement, which is amortized over five years, and $9,500 was assigned to certificates of need held by NEHE, which have indefinite useful lives and are not subject to amortization. These assets were recorded at fair value at the acquisition date. At the acquisition date, the acquisition included $2,270 for a contingent payment which was placed in an escrow account, pending the resolution of claims for indemnification and contingent consideration based on certain performance target requirements, which will be resolved over one to three years following the acquisition date. During the first quarter of 2009, one of these contingencies was resolved, and the Company recorded an additional $13 to goodwill as of March 31, 2009. The Company received $2,075 from escrow during the first quarter of 2009. When the remaining contingencies are resolved and consideration is distributable from the escrow account, the Company will record the fair value of the consideration as additional purchase price to goodwill.

        In the first quarter of 2008, the Company purchased six CyberKnife® robotic radiosurgery facilities from Accuray, Inc. The radiosurgery systems are currently providing radiosurgery services at hospitals located in California, Maryland, New Jersey and Tennessee. The purchase price totaled $10,287 in cash and $732 in transaction costs. The acquisition was financed using proceeds from the Company's issuance of its 7 1/4% Senior Subordinated Notes due 2012 (the "new 7 1/4% Notes"). As a result of this acquisition, the Company recorded acquired intangible assets of $1,459, which was assigned to customer contracts and is being amortized over seven years. The intangible assets were recorded at fair value at the acquisition date. All recorded intangible assets are capitalized for tax purposes and are being amortized over 15 years. The year ended December 31, 2008 included approximately nine months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        In the third quarter of 2008, the Company purchased all of the outstanding membership interests of Medical Outsourcing Services, LLC ("MOS"), a mobile provider of position emission tomography/computed tomography ("PET/CT"), based in Naperville, Illinois. MOS operated in nine states, including, Illinois, Indiana, Iowa, Michigan, Missouri, New Jersey, Ohio, Pennsylvania, and Wisconsin. The purchase price consisted of $17,271 in cash, $2,500 in cash which is being held in an escrow account, and $4,564 in assumed liabilities and transaction costs. The Company financed this acquisition

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

2. Transactions (Continued)

using internally generated funds and proceeds from the Company's issuance of the new 7 1/4% Notes. As a result of this acquisition, the Company recorded goodwill of $3,303 and acquired intangible assets of $12,450, of which $3,850 was assigned to the physician referral network, which is being amortized over five years, $6,100 was assigned to customer relationships, which is being amortized over 10 years, and $2,500 was assigned to a non-compete agreement, which is being amortized over three years. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $2,500 for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification, which will be resolved over the three years following the acquisition date. When the contingencies are resolved and consideration is distributable from the escrow account, the Company will record the fair value of the consideration as additional purchase price to goodwill. The preliminary values above are subject to adjustment for up to one year after the close of the transaction due to additional information that could result in changes in the original valuation of assets acquired and liabilities assumed. During the quarter ended March 31, 2009, the Company increased goodwill by $19 as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2008 included six months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        In the third quarter of 2008, the Company purchased all of the outstanding membership interests of RAMIC Des Moines, LLC ("RAMIC"), a single modality center providing MRI services in West Des Moines, Iowa. The purchase price consisted of $7,216 in cash, $605 in cash which is being held in an escrow account, and $114 in assumed liabilities and transaction costs. The Company financed this acquisition using internally generated funds and proceeds from the Company's issuance of the new 7 1/4% Notes. As a result of this acquisition, the Company recorded goodwill of $2,899 and acquired intangible assets of $2,600, of which $1,850 was assigned to the physician network, which is being amortized over five years, and $750 was assigned to certificates of need held by RAMIC, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $605 for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification, which will be resolved over the year following the acquisition date. During the second quarter of 2009, one of these contingencies was resolved, and the Company received $550 from escrow. When the remaining contingencies are resolved and consideration is distributable from the escrow account, the Company will record the fair value of the consideration as additional purchase price to goodwill. The preliminary values above are subject to adjustment for up to one year after the close of the transaction due to additional information that could result in changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2008 included approximately five months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

2. Transactions (Continued)

        In the fourth quarter of 2008, the Company purchased all of the outstanding membership interests of Shared PET Imaging, LLC ("SPI"), a mobile and fixed-site provider of PET and PET/CT, based in Canton, Ohio. SPI served approximately 90 clients in thirteen states, including Ohio, Michigan, Indiana, Illinois, Florida, Pennsylvania, New York, Tennessee and South Carolina. The purchase price consisted of $34,092 in cash, $2,000 in cash which is being held in an escrow account, and $9,102 in assumed liabilities and transaction costs. The Company financed this acquisition using internally generated funds and proceeds from the Company's issuance of the new 7 1/4% Notes. As a result of this acquisition, the Company recorded goodwill of $6,895 and acquired intangible assets of $9,350, of which $500 was assigned to the physician referral network, which is being amortized over five years, $5,350 was assigned to customer relationships, which is being amortized over 13 years, $3,150 was assigned to a non-compete agreement, which is being amortized over three years, and $350 was assigned to certificates of need held by SPI, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $2,000 for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification, which will be resolved over the 18 months following the acquisition date. When the contingencies are resolved and consideration is distributable from the escrow account, the Company will record the fair value of the consideration as additional purchase price to goodwill. The preliminary values above are subject to adjustment for up to one year after the close of the transaction due to additional information that could result in changes in the original valuation of assets acquired and liabilities assumed. During the quarter ended March 31, 2009, the Company increased goodwill by $141 as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2008 included one month of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

3. Share-Based Payment

        The Company adopted SFAS No. 123(R) (revised December 2004), "Share-Based Payment" ("SFAS 123(R)") in the fiscal year beginning January 1, 2006, using the modified prospective application transition method. Under SFAS 123(R), the Company records in its consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after January 1, 2006 under the provisions of SFAS 123(R) and (ii) compensation cost for the unvested portion of options granted prior to January 1, 2006 over their remaining vesting periods using the amounts previously measured under SFAS 123 for pro forma disclosure purposes.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

3. Share-Based Payment (Continued)

Stock Option Plans and Awards

        In November 1999, the Company adopted an employee stock option plan (the "1999 Equity Plan") pursuant to which options and awards with respect to a total of 6,325,000 shares of the Company's common stock became available for grant. On May 30, 2007, the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 8,025,000 shares. As of March 31, 2009, a total of 260,814 shares were available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to fair value of the Company's common stock at the date of grant, except as noted below. All options have 10-year terms. Options granted after January 1, 2008 are time options which vest 25% each year, over four years. For options granted prior to January 1, 2008, initial stock option grants were comprised 50% of "time options" and 50% of "performance options." The time options have a five-year vesting schedule, vesting 20% per year. The performance options cliff vest after eight years; however, in the event certain operating performance targets are met, up to 20% of the performance options may vest each year, accelerating the vesting period up to five years. Prior to January 1, 2008, subsequent stock options granted under the 1999 Equity Plan to employees were always time options which vest 5% in the first year, 20% in the second year and 25% in years three through five.

        In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company's common stock, of which 35,000 options were outstanding at March 31, 2009. The exercise prices of these options and the fair value of the Company's common stock on the grant date were $5.60 and $9.52 per share, respectively.

        The Company is using the Black-Scholes option pricing model to value the compensation expense associated with share-based payment awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the table below. In addition, forfeitures are estimated when recognizing compensation expense and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The Company records share-based payments for stock options granted with exercise prices below the fair value of the Company's common stock at the date of grant and for certain stock options subject to amended performance targets under the 1999 Equity Plan, as discussed below.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

3. Share-Based Payment (Continued)

        The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Quarter Ended March 31,
	2008	2009
Risk free interest rate	3.44%	1.94%
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	53.2%	60.2%
Average expected life (in years)	6.25	6.25

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

        The following table summarizes the Company's stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	4,014,175	$6.70
Granted	800,000	8.06
Exercised	(9,600)	4.42
Canceled	(2,400)	12.35

Outstanding at March 31, 2009	4,802,175	$6.92	6.65	$4,233

Vested and expected to vest in the future at March 31, 2009	4,301,691	$6.90	6.52	$3,909
Exercisable at March 31, 2009	2,539,185	$6.32	5.08	$3,372

        The weighted average grant-date fair value of options granted during the quarters ended March 31, 2008 and 2009 was $5.07 per share and $4.63 per share, respectively. The total intrinsic value of options exercised during the quarters ended March 31, 2008 and 2009 was $78 and $44, respectively. The total cash received from employees as a result of stock option exercises was $73 and $42 for the quarters ended March 31, 2008 and 2009, respectively.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

3. Share-Based Payment (Continued)

        The following table summarizes the Company's unvested stock option activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	1,916,115	$4.20
Granted	800,000	4.63
Vested	(453,125)	4.06
Canceled	—	—

Unvested at March 31, 2009	2,262,990	$4.38

        At March 31, 2009, the total unrecognized fair value share-based payment related to unvested stock options granted to both employees and non-employees was $6,997, which is expected to be recognized over a remaining weighted-average period of 2.81 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations. The total fair value of shares vested during the quarters ended March 31, 2008 and 2009 was $1,570, and $1,838, respectively.

  Restricted Stock Awards

        The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2007 and 2008, the Company granted 625,000 and 290,000 restricted stock awards ("awards"), respectively, to certain employees of the Company. During the first quarter of 2009, the Company granted 100,000 awards to certain employees and 25,000 awards to non-employees of the Company. These awards cliff vest after three or five years, respectively, provided that the employee remains continuously employed and the non-employee continues service through the issuance date. On December 31, 2008, the Company granted restricted stock awards to three non-employee directors of the Company who are unaffiliated with Oaktree Capital Management, LLC ("Oaktree") and MTS Health Investors, LLC ("MTS") ("unaffiliated directors") equal to 11,318 of common stock each. These awards to unaffiliated directors cliff vest after one year based on the unaffiliated directors' continued service with the Company through that date. For the quarters ended March 31, 2008 and 2009, the Company recorded share-based payment related to restricted stock awards of $461 and $673, respectively. The weighted average grant-date fair value of restricted stock awards granted during the quarters ended March 31, 2008 and 2009 was $9.26 and $7.97 per share, respectively.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

3. Share-Based Payment (Continued)

        The following table summarizes the Company's unvested restricted stock activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	938,954	$7.25
Granted	125,000	7.97
Vested	—	—
Canceled	—	—

Unvested at March 31, 2009	1,063,954	$7.33

        At March 31, 2009, the total unrecognized fair value share-based payment related to restricted stock awards granted to employees and non-employees was $3,686, which is expected to be recognized over a remaining weighted-average period of 1.43 years. At March 31, 2009, the total unrecognized fair value share-based payment related to the restricted stock awards granted to unaffiliated directors was $60, which is expected to be recognized over a remaining weighted-average period of 0.75 years. The unaffiliated directors will each receive a restricted stock award on December 31, 2009 and each December 31 thereafter (the "Grant Date") of the number of shares of common stock having a value equal to $80, rounded down to the nearest whole share, and calculated using the average share price of the Company's stock over the fifteen-day period preceding the Grant Date. Such restricted stock awards will fully vest one year after the Grant Date based on the continued service of the non-employee director through the vesting date. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations.

  Restricted Stock Units

        On December 31, 2007, the Company granted restricted stock units to three non-employee directors of the Company who are unaffiliated with Oaktree or MTS equal to 8,421 shares of common stock each. This number of shares represents the number of shares of the Company's common stock having a value equal to $80, rounded down to the nearest whole share, and calculated using the average share price of the Company's stock over the fifteen-day period preceding December 31, 2007. These restricted stock units fully vested on December 31, 2008.

  Stock Bonus Award

        During 2006 and 2007, the Company granted stock bonus awards to certain employees of the Company. On the issuance date, the Company issued a number of shares of the Company's common stock ("shares"), equal to the award divided by the fair market value of the shares at that time, provided that the employee remained continuously employed through the issuance date. During the first quarter ended March 31, 2009, the Company issued 125,470 shares related to the stock bonus

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

3. Share-Based Payment (Continued)

awards granted in 2006. For the quarters ended March 31, 2008 and 2009, the Company recorded share-based payment related to these grants of $125 and $42, respectively.

        At March 31, 2009, the total unrecognized fair value share-based payment related to the stock bonus awards granted to employees was $125, which is expected to be recognized over a remaining weighted-average period of 0.75 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations.

4. Recent Accounting Pronouncements

        Business Combinations—In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS 141(R), which significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) changes the accounting treatment for certain specific items, including:

  •
  Acquisition costs will be generally expensed as incurred;

  •
  Noncontrolling interests (formerly known as "minority interests"—see SFAS 160 discussion below) will generally be valued at fair value at the acquisition date;

  •
  Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and

  •
  Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

        SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted SFAS 141(R) on January 1, 2009. The Company expects SFAS 141(R) will have an impact on accounting for business combinations, but the effect is generally dependent upon acquisitions at that time. The adoption of SFAS 141(R) did not have a material impact on the Company's results of operations, cash flows or financial position for the quarter ended March 31, 2009, except for the presentation of transaction costs as a line in the statement of operations.

        Noncontrolling Interests in Consolidated Financial Statements—In December 2007, the FASB issued SFAS 160, which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

4. Recent Accounting Pronouncements (Continued)

statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company adopted SFAS 160 on January 1, 2009. The adoption of SFAS 160 did not have a material impact on the Company's results of operations, cash flows or financial position for the quarter ended March 31, 2009; however, there may be an impact on future transactions. The adoption of SFAS 160 changed the presentation of noncontrolling interest to a component of stockholders equity, rather than a liability, at March 31, 2009, and the corresponding reclassification as of December 31, 2008. In addition, SFAS 160 required the presentation of net income attributable to noncontrolling interest, rather than minority interest expense, for the quarters ended March 31, 2009 and 2008.

        Derivative Instruments and Hedging Activities—In March 2008, the FASB issued SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133" ("SFAS 161"), which enhances the current guidance on disclosure requirements for derivative instruments and hedging activities. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. Specifically, SFAS 161 requires disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flow. This statement requires qualitative disclosure about the objectives and strategies for using derivatives in terms of the risks that the entity is intending to manage, quantitative disclosures about fair value amounts of gains and losses on derivative instruments in a tabular format, and disclosures about credit-risk-related contingent features in derivative agreements to provide information on potential effect on an entity's liquidity from using derivatives. The derivative instruments shall be distinguished between those used for risk management purposes and those used for other purposes. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. The Company adopted the provisions of SFAS 161 on January 1, 2009. The adoption of SFAS 161 did not have a material impact on the Company's results of operations, cash flows or financial position.

        Earnings per Share—In June 2008, the FASB issued FSP 03-6-1, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, "Earnings per Share" ("SFAS 128"). FSP 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively. The Company adopted the provisions of FSP 03-6-1on January 1, 2009. The Company granted and expects to continue to grant restricted stock awards to its officers and non-employee directors that contain

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

4. Recent Accounting Pronouncements (Continued)

non-forfeitable rights to dividend and dividend equivalents. Such awards are considered participating securities under FSP 03-6-1. As such, the Company is required to include these awards in the calculation of the Company's basic earnings per share and will need to calculate basic earnings per share using the two-class method. Restricted stock awards have previously been included in the Company's dilutive earnings per share calculation using the treasury stock method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company has historically not paid and does not expect to pay dividends in the foreseeable future; however, the Company must still allocate undistributed earnings between common shareholders and participating securities based on the contractual rights of each security, as if all the earnings for the period have been distributed. Since the adoption of FSP 03-6-1 is to be applied retrospectively, the earnings per share for prior periods will be recalculated to conform to the current year presentation. The weighted-average number of shares used in the basic earnings per share calculation for the three months ended March 31, 2008 has been has been recalculated using the two-class method to conform to the current year presentation.

5. Fair Value of Financial Instruments

        The Company used the following methods and assumptions in estimating fair value disclosure for financial instruments:

        Cash and cash equivalents    The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.

        Debt    The fair value of the Company's publicly traded notes was based on the prices of those notes at December 31, 2008 and March 31, 2009. The carrying amount of variable-rate borrowings at March 31, 2009 approximates fair value estimated based on current market rates and credit spreads for similar debt instruments.

        Derivative instruments    Fair value was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.

        The estimated fair values of the Company's financial instruments are as follows:

	December 31, 2008		March 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$73,305	$73,305	$91,109	$91,109
Fixed-rate debt	289,496	246,750	290,051	287,438
Variable-rate debt	351,600	351,600	351,600	351,600
Derivative instruments—liability position	6,008	6,008	6,813	6,813

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

5. Fair Value of Financial Instruments (Continued)

        The Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") on January 1, 2008. SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS 157 requires disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

        Level 1    Quoted market prices in active markets for identical assets or liabilities.

        Level 2    Observable market based inputs or unobservable inputs that are corroborated by market data.

        Level 3    Unobservable inputs that are not corroborated by market data.

        The following table summarizes the valuation of the Company's financial instruments by the above SFAS 157 pricing levels as of March 31, 2009:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$91,109	$91,109	$—	$—
Interest rate swaps—liability position	6,632	—	6,632	—
Fuel swap—liability position	181	—	—	181

        The following table summarizes the Company's fair value measurements of derivative instruments using significant unobservable inputs (Level 3):

Balance as of December 31, 2008	$—
Total gains or losses (realized/unrealized)
Included in earnings	106
Included in other comprehensive income	75

Balance as of March 31, 2009	$181

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$106

        The Company's derivative instruments are primarily pay-fixed, receive-variable interest rate swaps based on London Interbank Offered Rate ("LIBOR") swap rate. The Company has elected to use the income approach to value these derivatives, using observable Level 2 market expectations at

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

5. Fair Value of Financial Instruments (Continued)

measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for interest rate swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates at commonly quoted intervals). The Company has identified both a public and a private data source for use in valuing the Department of Energy ("DOE") diesel fuel swap. There appears to be a material difference in the pricing for diesel fuel contracts traded on NYMEX and the pricing that brokers make available to retail clients hedging changes in the DOE average national diesel fuel price as executed by the company. As a result the Company has elected to use broker data available from our counterparty and informally corroborated by a second broker to fair value the diesel fuel swap. The March 31, 2009 over-the-counter forward rates were compared to the fixed rates executed by the Company for each forward date. The loss on each forward date was then present valued at LIBOR plus a credit spread of 4.5%. Mid-market pricing is used as a practical expedient for fair value measurements. SFAS 157 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty's credit worthiness when in an asset position and the Company's creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments. For additional information please see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

6. Goodwill and Intangible Assets

        Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2008	$193,430
Goodwill acquired during the period	80
Adjustments to goodwill during the period	173

Balance at March 31, 2009	$193,683

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

6. Goodwill and Intangible Assets (Continued)

        Intangible assets consisted of the following:

	December 31, 2008			March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$89,853	$(33,818)	$56,035	$90,054	$(35,838)	$54,216
Other	14,364	(5,708)	8,656	14,613	(6,465)	8,148

Total amortizing intangible assets	$104,217	$(39,526)	$64,691	$104,667	$(42,303)	$62,364

Intangible assets not subject to amortization			46,029			46,078

Total other intangible assets			$110,720			$108,442

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

        The Company uses a weighted average useful life of 15 years to amortize customer contracts. Other intangible assets subject to amortization are estimated to have a weighted average useful life of four years. Amortization expense for intangible assets subject to amortization was $1,857 and $2,776 for the quarters ended March 31, 2008 and 2009, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.

        Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2009	$10,989
2010	10,873
2011	10,220
2012	8,602
2013	5,811

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

7. Other Accrued Liabilities

        Other accrued liabilities consisted of the following:

	December 31, 2008	March 31, 2009
Accrued systems rental and maintenance costs	$2,223	$1,690
Accrued site rental fees	1,244	1,277
Accrued property and sales taxes payable	14,867	15,424
Accrued self-insurance expense	7,380	7,662
Accrued equipment payments	4,483	974
Other accrued expenses	8,249	7,858

Total	$38,446	$34,885

8. Long-Term Debt and Senior Subordinated Credit Facility

        Long-term debt consisted of the following:

	December 31, 2008	March 31, 2009
Term loan facility	$351,600	$351,600
Senior subordinated notes	300,000	300,000
Discount on senior subordinated notes of 8.5%	(10,504)	(9,949)
Equipment debt	21,466	24,274

Long-term debt, including current portion	662,562	665,925
Less current portion	7,743	7,297

Long-term debt	$654,819	$658,628

9. Derivatives

        The Company accounts for derivative instruments and hedging activities in accordance with the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended and interpreted. Management generally designates derivatives in a hedge relationship with the identified exposure on the date the Company enters into a derivative contract, as disclosed below. The Company only executes derivative instruments that are economic hedges of exposures that can qualify in hedge relationships under SFAS 133. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally assesses effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, then measures and records ineffectiveness. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

9. Derivatives (Continued)

change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) because it is probable that the forecasted transaction will not occur, or (iv) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company's derivatives are recorded on the balance sheet at their fair value. For additional information please see Note 5 of the Notes to the Condensed Consolidated Financial Statements. For derivatives accounted for as cash flow hedges, any effective unrealized gains or losses on fair value are included in comprehensive income (loss), net of tax, and any ineffective gains or losses are recognized in income immediately. Amounts recorded in comprehensive income (loss) are reclassified to earnings when the hedged item impacts earnings.

Cash Flow Hedges

Interest Rate Cash Flow Hedges

        The Company has entered into multiple interest rate swap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the quarters ended March 31, 2008 and 2009 the Company had interest rate swap agreements to hedge approximately $185,438 and $242,250 of its variable rate bank debt, respectively, or 28.2% and 36.4% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $2,758 from accumulated other comprehensive loss to interest expense and other, net.

        In the first quarter of 2005, the Company entered into multiple interest rate collar agreements for its variable rate bank debt. The total underlying notional amount of the debt was $178,000. Under these arrangements the Company purchased a cap on the interest rate of 4.00% and sold a floor of 2.25%. The Company paid a net purchase price of $1,462 for these collars. These agreements were two and three years in length and matured at various dates between January 2007 and January 2008. The Company designated these collars as cash flow hedges of variable future cash flows associated with its long-term debt and effective gains or losses were reclassified to interest expense and other, net when the hedged interest was accrued.

        In the first quarter of 2008, the Company entered into two interest rate swap agreements in accordance with Company policy in order to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The swap agreements, with a total notional amount of $185,438, were designated as cash flow hedges of future cash interest payments associated with a portion of the Company's variable rate bank debt (the "2008 swaps"). These agreements are three years in length and mature in January 2011. Under the terms of these agreements, the Company receives three-month LIBOR and pays a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the underlying debt incurs interest based on three-month LIBOR plus 2.50%. The Company will record effective changes in the fair value of the swaps through comprehensive income (loss) and reclassify gains or losses to interest expense and other, net when the hedged interest is accrued.

        On September 15, 2008, Lehman Brothers Holdings, Inc. ("LHI") filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. On October 6, 2008, Lehman Commercial

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

9. Derivatives (Continued)

Paper, Inc. ("LCPI") filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. One of the Company's 2008 swaps with a notional amount of $92,719 was with LCPI (the "Lehman Swap"). As of September 12, 2008, hedge accounting was terminated and all further changes in the fair market value of this swap were recorded in interest expense and other, net. Comprehensive income (loss) related to effective unrealized gains or losses on the fair value of the swap through September 12, 2008 will remain in accumulated comprehensive income (loss) on the balance sheet and will be amortized into interest expense and other, net through 2011 as the underlying interest payments are recognized in earnings. The swap was valued using the income approach with observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount.

        During the first quarter of 2009, the Company replaced the Lehman Swap with an interest rate swap agreement which has a notional amount of $92,719 that has been designated as a cash flow hedge of variable future cash flows associated with a portion of the Company's long term debt. Under the terms of this agreement, which matures in January 2011, the Company receives three-month LIBOR and pays a fixed rate of 3.15%. The net effect of the hedge is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%. The Company will record effective changes in the fair value of the swap through comprehensive income (loss) and reclassify those gains or losses to interest expense and other, net when the hedged interest is accrued.

        During the first quarter of 2009, the Company entered into an additional interest rate swap agreement which has a notional amount of $56,813 that has been designated as a cash flow hedge of future interest payments associated with a portion of the Company's variable rate bank debt. Under the terms of this agreement, which matures in November 2011, the Company receives three-month LIBOR and pays a fixed rate of 2.07%. The net effect of the hedge is to record interest expense at a fixed rate of 4.57%, as the underlying debt incurs interest based on three-month LIBOR plus 2.50%. The Company will record effective changes in the fair value of the swap through comprehensive income (loss) and reclassify gains or losses to interest expense and other, net when the hedged interest is accrued.

Diesel Fuel Cash Flow Hedges

        The Company is exposed to market fluctuations in diesel fuel prices related to its mobile fleet. During the first quarter of 2009, the Company entered into a diesel fuel swap agreement which has a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with the Company purchasing diesel fuel for its mobile fleet. Under the terms of this agreement, which matures in February 2010, the Company receives the Department of Energy published monthly average price per gallon and pays a fixed rate of two dollars and sixty-three cents per gallon. The Company designated this swap as a cash flow hedge of future cash flows associated with its diesel fuel payments. The swap was designated in a cash flow relationship in the month following execution. The loss from trade date to designation date was recorded in other (income) and expense, net. Post-designation the Company records effective changes in the fair value of the swap

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

9. Derivatives (Continued)

through comprehensive income (loss) and reclassifies gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel is purchased.

        Quantitative information about the Company's derivatives' impact on performance and operations is provided below:

	Liability Derivatives
	as of March 31, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133
Interest rate swaps	Other Liabilities	$6,632
Diesel fuel swaps	Other Liabilities	181

Total derivatives designated as hedging instruments under Statement 133		6,813

The Effect of Designated Derivative Instruments on the Statement of Operations
For the Three Months Ended March 31, 2009

			Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Amount of Gain (Loss) Recognized In OCI on Derivative (Effective Portion)
Derivatives in Statement 133 Cash Flow Hedging Relationships
			2009		2009
Interest rate swaps	$(2,014)	Interest expense and other, net	$(463)	Interest expense and other, net	$(4)
Diesel fuel swaps	(75)	Fuel expense (included in costs of revenues, excluding depreciation and amortization)	—	Other (income) and expense, net	(16)

Total	$(2,089)		$(463)		$(20)

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

9. Derivatives (Continued)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations
For the Three Months Ended March 31, 2009

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives in Statement 133 Cash Flow Hedging Relationships		2009
Interest rate swaps	Interest expense and other, net	$823
Diesel fuel swaps	Other (income) and expense, net	(90)

Total		$733

10. Income Taxes

        For the quarters ended March 31, 2008 and 2009, the Company recorded a provision for income taxes of $2,677 and $3,161, or 44.0% and 42.2% of the Company's pretax income, respectively. The Company's effective tax rates were higher than the federal statutory rates primarily as a result of state income taxes and various permanent non-deductible tax items, including share-based payment, unrecognized tax benefits and other permanent differences.

        As of March 31, 2009, the Company has provided a liability for $1,990 for unrecognized tax benefits related to various federal and state income tax matters. This entire amount would reduce the Company's effective income tax rate if recognized.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2009, the Company had approximately $314 in accrued interest and penalties which is included as a component of the $1,990 unrecognized tax benefit noted above.

        The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2005 through 2008. The Company's state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2004 through 2008. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

11. Earnings Per Common Share

        Effective January 1, 2009, the Company adopted FSP 03-6-1. FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS 128. FSP 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The Company granted and expects to continue to grant

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

11. Earnings Per Common Share (Continued)

restricted stock awards to its officers and non-employee directors that contain non-forfeitable rights to dividend. Such awards are considered participating securities under FSP 03-6-1. As such, the Company is required to include these awards in the calculation of the Company's basic earnings per share and will need to calculate basic earnings per share using the two-class method. Restricted stock awards have previously been included in the Company's dilutive earnings per share calculation using the treasury stock method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company has historically not paid and does not expect to pay dividends in the foreseeable future; however, the Company must still allocate undistributed earnings between common shareholders and participating securities based on the contractual rights of each security, as if all the earnings for the period have been distributed. Since the adoption of FSP 03-6-1 is to be applied retrospectively, the earnings per share for prior periods will be recalculated to conform to the current year presentation. The weighted-average number of shares used in the basic earnings per share calculation for the three months ended March 31, 2008 has been has been recalculated using the two-class method to conform to the current year presentation.

        Basic net income per share is computed utilizing the two-class method and is calculated based on weighted-average number of common shares outstanding during the periods presented, excluding nonvested restricted stock units which do not contain nonforfeitable rights to dividend and dividend equivalents.

        Diluted net income per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options, nonvested restricted stock and nonvested restricted stock units. Potentially dilutive securities are not considered in the calculation of net loss per share as their impact would be anti-dilutive.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

11. Earnings Per Common Share (Continued)

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended March 31,
	2008	2009
Numerator:
Net income attributable to Alliance HealthCare Services, Inc.	$3,412	$4,328

Denominator:
Denominator for basic earnings per share—weighted-average shares	51,027	51,651
Effect of dilutive securities:
Employee stock options	959	643

Denominator for diluted earnings per share—adjusted weighted-average shares	51,986	52,294

Earnings per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.07	$0.08

Diluted	$0.07	$0.08

Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	397	943
Average exercise price per share that exceeds average market price of common stock	$12.35	$10.45

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

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

        It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At March 31, 2009, the Company has determined that no liability is necessary related to these guarantees and indemnities.

        The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

13. Related-Party Transactions

        On April 16, 2007, Oaktree and MTS purchased 24,501,505 shares of the Company's common stock from a fund managed by an affiliate of Kohlberg Kravis Roberts & Co ("KKR"). Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. At March 31, 2009, Oaktree and MTS owned in the aggregate approximately 47.4% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.

        Revenues from management agreements with unconsolidated equity investees was $4,025 and $4,380 during the first quarters of 2008 and 2009, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which is included in the management agreement revenue, who reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as costs of revenues and the reimbursement as revenue in its consolidated statements of operations. For the quarters ended March 31, 2008 and 2009, the amounts of the revenues and expenses were $3,144 and $3,491, respectively.

14. Investments in Unconsolidated Investees

        The Company has direct ownership in seven unconsolidated investees at March 31, 2009. The Company owns between 33.3% and 50% of these investees, and provides management services under agreements with five of these investees, expiring at various dates through 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

14. Investments in Unconsolidated Investees (Continued)

        Set forth below is certain unaudited financial data for Alliance-HNI, LLC and its subsidiaries, one of the Company's unconsolidated investees:

	December 31, 2008	March 31, 2009
Balance Sheet Data:
Current assets	$6,466	$5,014
Noncurrent assets	14,199	15,403
Current liabilities	4,833	5,108
Noncurrent liabilities	5,704	5,649

	Quarter Ended March 31,
	2008	2009
Combined Operating Results:
Revenues	$6,905	$5,766
Expenses	4,541	4,984
Net income	2,364	782
Earnings from unconsolidated investee	1,182	391

        Set forth below is certain unaudited financial data for the aggregate of the Company's unconsolidated investees, including Alliance-HNI, LLC and its subsidiaries:

	December 31, 2008	March 31, 2009
Combined Balance Sheet Data:
Current assets	$9,599	$8,516
Noncurrent assets	19,881	20,635
Current liabilities	7,219	7,325
Noncurrent liabilities	8,450	8,166

	Quarter Ended March 31,
	2008	2009
Combined Operating Results:
Revenues	$9,503	$8,530
Expenses	7,070	7,346
Net income	2,433	1,184
Earnings from unconsolidated investees	1,224	587

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

15. Noncontrolling Interest

        The following table summarizes consolidated stockholders' equity, including noncontrolling interest, in accordance with SFAS 160.

								Stockholders' Equity Attributable to
	Common Stock		Treasury Stock		Additional Paid-In (Deficit) Capital	Accumulated Comprehensive Income (Loss)
							Accumulated Retained Earnings	Alliance HealthCare Services, Inc.	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	51,519,033	$514	(52,931)	$(430)	$4,606	$(2,159)	$20,996	$23,527	$5,466	$28,993
Exercise of common stock options	9,600	—	—	—	42	—	—	42	—	42
Issuance of common stock under directors' deferred compensation plan	—	—	—	—	(164)	—	—	(164)	—	(164)
Issuance of restricted stock	125,000	—	—	—	—	—	—	—	—	—
Share-based payment	—	—	—	—	1,663	—	—	1,663	—	1,663
Stock option income tax benefit	—	—	—	—	7	—	—	7	—	7
Unrealized loss on hedging transaction, net of tax	—	—	—	—	—	(862)	—	(862)	—	(862)
Net contributions/ (distributions)									(1,210)	(1,210)
Net income	—	—	—	—	—	—	4,328	4,328	654	4,982

Balance at March 31, 2009	51,653,633	$514	(52,931)	$(430)	$6,154	$(3,021)	$25,324	$28,541	$4,910	$33,451

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading national provider of outpatient diagnostic imaging services, based upon annual revenue and number of diagnostic imaging systems deployed, and are a provider of radiation oncology services. Our principal sources of revenue are derived from magnetic resonance imaging ("MRI") and positron emission tomography/computed tomography ("PET/CT"). We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. We also provide services through a growing number of fixed-site imaging centers, primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which include only the use of our imaging systems under a short-term contract. We are also leveraging our leadership in MRI and PET/CT to expand into radiation oncology. Our radiation oncology business is operated through our wholly-owned subsidiary, Alliance Oncology, LLC, and includes a wide range of services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, actual radiation oncology delivery, therapy management and follow-up care. Our services include the use of our linear accelerators, therapists to operate such systems, administrative staff, equipment maintenance and upgrades, and management of day-to-day operations. We also provide stereotactic radiation oncology services through our wholly-owned subsidiary, Alliance Radiosurgery, LLC.

        MRI and PET/CT services generated 48% and 39% of our revenue, respectively, for the quarter ended March 31, 2009 and 57% and 31% of our revenue, respectively, for the quarter ended March 31, 2008. The remaining revenue was comprised of radiation oncology revenue and other modality diagnostic imaging services revenue, primarily computed tomography ("CT") and management contract revenue. We had 501 diagnostic imaging and radiation oncology systems, including 294 MRI systems and 119 positron emission tomography ("PET") or PET/CT systems, and served over 1,000 clients in 46 states at March 31, 2009. We operated 106 fixed-site imaging centers (four in unconsolidated joint ventures) at March 31, 2009, which consists of systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups' offices, and free-standing fixed-site imaging centers, and include systems installed in medical office buildings, ambulatory surgical centers, or other retail space. Of the 106 fixed-site imaging centers, 82 were MRI fixed-site imaging centers, 14 were PET or PET/CT fixed-site imaging centers, six were other modality fixed-site imaging centers and four were in unconsolidated joint ventures. We also operated 22 radiation oncology centers and stereotactic radiosurgery facilities (including two radiation oncology centers in unconsolidated joint ventures) at March 31, 2009.

        Approximately 80% of our revenues for each of the quarters ended March 31, 2009 and 2008 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients' behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients' receipt of retail reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to ten years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

        Approximately 20% of our revenues for each of the quarters ended March 31, 2009 and 2008 were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenue. Our revenue from these sites is generated from direct billings to patients or their third-party payors, including Medicare, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

        Fixed-site imaging centers and radiation oncology centers can be structured as either wholesale or retail arrangements. Revenues from these centers are included in either our wholesale or retail revenues, respectively.

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

        In addition, MIPPA established a 1.1% increase to the Medicare Physician Fee Schedule payment update for 2009. MIPPA also modified the methodology by which the budget neutrality formula was applied to the 2009 physician fee schedule payment rates, however, resulting in an overall reduction in payment rates for services performed by many specialties, including an estimated 3% reduction for radiation oncology and 1% reduction for nuclear medicine. The impact of the payment rates on specific companies depends on their service mix. At this time, we estimate slight decreases in rates for our radiation oncology business, but cannot predict the full impact the rate reductions will have on our future revenues or business. Also with respect to MIPPA, the legislation requires all suppliers that provide the technical component of diagnostic MRI, CT, PET and nuclear medicine to be accredited by an accreditation organization designated by the Centers for Medicare and Medicaid Services ("CMS") by January 1, 2012. Though CMS has not yet designated the accreditation organizations, all our facilities are accredited by The Joint Commission.

        A number of other legislative changes impact our retail business. For example, the Deficit Reduction Act of 2005 ("DRA") imposed caps on Medicare payment rates for certain imaging services furnished in physician's offices and other non-hospital based settings. The caps impact MRI, PET and certain imaging services performed in conjunction with radiation therapy, including certain image guided radiation therapy ("IGRT") services and diagnostic imaging services used to plan intensity modulated radiation therapy ("IMRT"). Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change applies to services furnished on or after January 1, 2007. The limitation is applicable to the technical components of the diagnostic imaging services only, which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule. CMS issues on an annual basis the hospital outpatient prospective payment ("HOPPS") rates, which are used to develop the caps. The reimbursement for the technical component under the Physician Fee Schedule generally allows for higher reimbursement than under HOPPS. The implementation of this reimbursement reduction contained in the DRA had a significant effect on our financial condition and results of operations in 2007, whereas the changes in 2008 through the first quarter of 2009 have been limited.

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

        For full year 2006, we estimate that approximately 5.6% of our revenue was billed directly to the Medicare program. If the DRA had been in effect for full year 2006, we estimate the reduction in Medicare revenue due to the DRA reimbursement rate decrease would have reduced revenue by approximately $9.7 million and the PET and PET/CT Medicare HOPPS reduction would have reduced revenue by approximately $2.8 million. Combined, the DRA and PET and PET/CT Medicare HOPPS rate reductions would have negatively impacted our 2006 revenue and did impact our 2007 revenue by a total of approximately $12.5 million and $14.0 million, respectively. For 2008 and the first quarter of 2009, however, the DRA and the net Medicare rate reductions in HOPPS did not have a material negative effect on revenue and earnings, and we do not believe that such changes will have a material negative effect on revenue and earnings for 2009. Also, in 2008 and in the first quarter of 2009, we did not face an increase in pressure in wholesale pricing for PET and PET/CT as a result of the reductions in Medicare reimbursement rates from the implementation of the DRA and revised PET and PET/CT reimbursements under HOPPS. At this time, however, we cannot predict the impact the rate reductions will have on our future revenues or business.

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

        Over the past few years, the growth rate of MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, a growing number of medical groups adding imaging capacity within their practice setting, the increasing trend of third-party payors intensifying their utilization management efforts to control MRI scan volume growth rate and additional patient-related cost-sharing programs. We expect that this trend will continue throughout 2009. Further, President Barack Obama's budget for fiscal year 2010 includes provisions that may require the use of radiology benefit managers to preauthorize certain imaging services for Medicare enrollees. At this time, it is unclear what impact this might have on our future revenues or business.

        We have experienced and continue to experience an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers, or OEMs, selling systems directly to certain of our clients. Typically, OEMs target our higher scan volume clients.

This increase in activity by OEMs has resulted in overcapacity of systems in the marketplace. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace these higher volume clients typically with lower volume clients. During the first quarter of 2009, our MRI revenues decreased compared to the first quarter of 2008 due to a decrease in demand. We believe that MRI revenues will modestly decline in future years.

        Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009. Continued concerns about the systemic impact of potential long-term and wide-spread recession, inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased market volatility and diminished expectations for the United States economy. Added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the United States government financial assistance to certain companies and other federal government interventions in the United States financial system led to increased market uncertainty and instability in both United States and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

        As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the United States and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability to timely and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations.

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

        We record noncontrolling interest and earnings from unconsolidated investees related to our consolidated and unconsolidated subsidiaries, respectively. These subsidiaries primarily provide shared-service and fixed-site diagnostic imaging and therapeutic services.

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

Results of Operations

        The following table shows our consolidated statements of operations as a percentage of revenues for each of the quarters ended March 31:

	2008	2009
Revenues	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	52.7	52.3
Selling, general and administrative expenses	13.2	13.7
Transaction costs	—	0.3
Severance and related costs	0.1	0.1
Depreciation expense	18.0	17.9
Amortization expense	1.6	2.1
Interest expense and other, net	9.9	8.1
Other (income) and expense, net	(0.1)	(0.2)

Total costs and expenses	95.4	94.3

Income before income taxes, earnings from unconsolidated investees and noncontrolling interest, net of tax	4.6	5.7
Income tax expense	2.2	2.4
Earnings from unconsolidated investees	(1.0)	(0.4)

Net income	3.4	3.7
Less: Net income attributable to noncontrolling interest, net of tax	(0.5)	(0.5)

Net income attributable to Alliance HealthCare Services, Inc.	2.9%	3.2%

        The table below provides MRI statistical information for each of the quarters ended March 31:

	2008	2009
MRI statistics
Average number of total systems	307.0	285.4
Average number of scan-based systems	249.9	242.2
Scans per system per day (scan-based systems)	9.06	9.13
Total number of scan-based MRI scans	158,708	147,656
Price per scan	$382.55	$380.99

        The table below provides PET and PET/CT statistical information for each of the quarters ended March 31:

	2008	2009
PET and PET/CT statistics
Average number of systems	76.9	110.5
Scans per system per day	6.12	6.15
Total number of PET and PET/CT scans	31,000	45,113
Price per scan	$1,199	$1,116

        Following are the components of revenue (in millions) for each of the quarters ended March 31:

	2008	2009
Total MRI revenue	$68.2	$62.6
PET/CT revenue	37.3	51.0
Radiation oncology, other modalities and other revenue	13.6	18.2

Total	$119.1	$131.8

	2008	2009
Total fixed-site imaging center revenue (in millions) for each of the quarters ended March 31:	$24.3	$29.1

Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008

        Revenue increased $12.7 million, or 10.6%, to $131.8 million in the first quarter of 2009 compared to $119.1 million in the first quarter of 2008 due to an increase in PET and PET/CT revenues and radiation oncology, other modalities and other revenue, partially offset by a decrease in MRI revenues. PET and PET/CT revenue in the first quarter of 2009 increased $13.7 million, or 36.5%, compared to the first quarter of 2008. Total PET and PET/CT scan volumes increased 45.5% to 45,113 scans in the first quarter of 2009 from 31,000 scans in the first quarter of 2008, primarily as a result of the acquisition of Shared PET Imaging, LLC ("SPI") in the fourth quarter of 2008, the acquisition of Medical Outsourcing Services, LLC ("MOS") in the third quarter of 2008, and growth in our core PET business. The average number of PET and PET/CT systems in service increased to 110.5 systems in the first quarter of 2009 from 76.9 systems in the first quarter of 2008. Scans per system per day also increased 0.5%, to 6.15 scans per system per day in the first quarter of 2009 from 6.12 scans per system per day in the first quarter of 2008. These PET and PET/CT increases were partially offset by a 6.9% decline in the average price per PET and PET/CT scan, to $1,116 per scan in the first quarter of 2009 compared to $1,199 per scan in the first quarter of 2008. Radiation oncology, other modalities and other revenue increased $4.6 million, or 34.4%, to $18.2 million in the first quarter of 2009 compared to $13.6 million in the first quarter of 2008, primarily due to an increase in radiation oncology revenue. MRI revenue decreased $5.6 million in the first quarter of 2009, or 8.2%. Scan-based MRI revenue decreased $4.4 million in the first quarter of 2009, or 7.3%, compared to the first quarter of 2008, to $56.3 million in the first quarter of 2009 from $60.7 million in the first quarter of 2008. Scan-based MRI scan volume decreased 7.0% to 147,656 scans in the first quarter of 2009 from 158,708 scans in the first quarter of 2008, primarily due to a decrease in client demand. Scan-based systems in service decreased to 242.2 systems in the first quarter of 2009 from 249.9 systems in the first quarter of 2008. The average price per MRI scan also decreased to $380.99 per scan in the first quarter of 2009 from $382.55 per scan in the first quarter of 2008. Average scans per system per day increased by 0.8% to 9.13 in first quarter of 2009 from 9.06 in first quarter of 2008. Non scan-based MRI revenue decreased $1.2 million in the first quarter of 2009 over the same period in 2008. Included in the revenue totals above is fixed-site imaging center revenues, which increased $4.8 million, or 19.8%, to $29.1 million in the first quarter of 2009 from $24.3 million in the first quarter of 2008.

        We had 294 MRI systems at March 31, 2009, compared to 314 MRI systems at March 31, 2008. We had 119 PET and PET/CT systems at March 31, 2009, compared to 81 PET and PET/CT systems at March 31, 2008. We operated 106 fixed-site imaging centers (including four in unconsolidated investees) at March 31, 2009, compared to 88 fixed-site imaging centers (including five in unconsolidated investees) at March 31, 2008. We operated 22 radiation oncology centers (including two in unconsolidated investees) at March 31, 2009, compared to 18 radiation oncology centers (including two in unconsolidated investees) at March 31, 2008.

        Cost of revenues, excluding depreciation and amortization, increased $6.1 million, or 9.7%, to $68.9 million in the first quarter of 2009 compared to $62.8 million in the first quarter of 2008. Compensation and related employee expenses increased $2.3 million, or 7.6%, primarily as a result of an increase in average headcount related to acquisitions completed in the second half of 2008. Medical supplies increased $2.1 million, or 39.3%, primarily as a result of an increase in the number of PET and PET/CT scans, which use a radiopharmaceutical as a component of the PET and PET/CT scan. Maintenance and related costs increased $1.3 million, or 11.0%, due to an increase in service costs related to an increase in the number of PET/CT systems in operation and the addition of radiation oncology systems. Site fees increased $0.4 million, or 25.6%, primarily as a result of an increase in the average number of retail fixed-site imaging centers in operation. Fuel expenses decreased $0.7 million, or 39.0%, primarily due to a decrease in the average price per gallon of diesel fuel. All other cost of revenues, excluding depreciation and amortization, increased $0.7 million, or 6.5%. Cost of revenues, as a percentage of revenue, decreased to 52.3% in the first quarter of 2009 from 52.7% in the first quarter of 2008 as a result of the factors described above.

        Selling, general and administrative expenses increased $2.2 million, or 13.9%, to $17.9 million in the first quarter of 2009 compared to $15.7 million in the first quarter of 2008. Compensation and related employee expenses increased $1.9 million, or 21.2%, as a result of investments in the infrastructure of the oncology division and an increase in average headcount related to acquisitions completed in the second half of 2008. Professional services increased $0.6 million, or 41.3%, due to an increase in consulting services and legal costs. Share-based payments increased $0.1 million in the first quarter of 2009 from the first quarter of 2008 due to new equity awards granted in the first quarter of 2009. The provision for doubtful accounts decreased $1.0 million, or 69.1%, primarily due to the collection of aged accounts receivable during the first quarter of 2009. The provision for doubtful accounts as a percentage of revenue was 0.4% in the first quarter of 2009 compared to 1.3% of revenue in the first quarter of 2008. All other selling, general and administrative expenses increased $0.6 million, or 25.8%. Selling, general and administrative expenses as a percentage of revenue were 13.7% and 13.2% in the first quarter of 2009 and 2008, respectively.

        Transaction costs increased $0.4 million due to acquisition-related costs, which are now required to be expensed as incurred in accordance with Statement of Financial Accounting Standards No. 141(R) (Revised 2007), "Business Combinations" ("SFAS 141(R)").

        We recorded severance and related costs of $0.2 million in the first quarter of 2009 compared to $0.1 million in the first quarter of 2008.

        Depreciation expense increased $2.3 million, or 10.4%, to $23.7 million in the first quarter of 2009 compared to $21.4 million in the first quarter of 2008.

        Amortization expense increased by $0.9 million, or 49.5%, to $2.8 million in the first quarter of 2009 compared to $1.9 million in the first quarter of 2008, primarily due to the incremental amortization expense for intangible assets acquired in conjunction with our acquisitions in the second half of 2008.

        Interest expense and other, net, decreased $1.1 million, or 9.6%, to $10.6 million in the first quarter of 2009 compared to $11.8 million in the first quarter of 2008, primarily due a $0.8 million non-cash fair value adjustment related to our interest rate swap agreement with Lehman Commercial Paper, Inc. ("LCPI") and due to lower average interest rates on our credit facility.

        Income tax expense was $3.2 million and $2.7 million in the first quarters of 2009 and 2008, respectively, resulting in effective tax rates of 42.2% and 44.0% in the first quarters of 2009 and 2008, respectively. Our effective tax rates were higher than the federal statutory rates principally as a result of state income taxes and various permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

        Earnings from unconsolidated investees decreased by $0.6 million, or 52.0%, to $0.6 million in the first quarter of 2009 compared to $1.2 million in the first quarter of 2008 due to a decrease in earnings from our unconsolidated investees.

        Net income attributable to noncontrolling interest increased $0.1 million, or 10.2%, to $0.7 million in the first quarter of 2009 compared to $0.6 million in the first quarter of 2008.

        Net income attributable to Alliance HealthCare Services, Inc. was $4.3 million, or $0.08 per share on a diluted basis, in the first quarter of 2009 compared to $3.4 million, or $0.07 per share on a diluted basis, in the first quarter of 2008.

Liquidity and Capital Resources

        Our primary source of liquidity is cash provided by operating activities. We generated $31.7 million and $28.3 million of cash flow from operating activities in the first quarters of 2009 and 2008, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET, other diagnostic imaging and radiation oncology services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts decreased by $1.0 million in the first quarter of 2009 compared to the first quarter of 2008. Our number of days of revenue outstanding for our accounts receivable was 50 days and 49 days as of March 31, 2009 and 2008, respectively, which we believe is among the more favorable in the healthcare service industry.

        Approximately $15.0 million of our $70.0 million revolving line of credit is held by LCPI, a subsidiary of Lehman Brothers, which has filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. We do not expect that LCPI would fund this commitment if requested to do so. We intend to replace LCPI as a lender under our revolving line of credit to the extent we are able to do so given the current condition of the global financial markets. To the extent we are not able to replace LCPI as a lender under the revolving line of credit, we do not expect that their inability to fund their commitment would have a material adverse impact on our liquidity. As of March 31, 2009, excluding the commitment of LCPI, we had $50.5 million of available borrowings under our revolving line of credit.

        Capital expenditures totaled $14.9 million and $17.0 million in the quarters ended March 31, 2009 and 2008, respectively. During the first quarter of 2009, we purchased three MRI systems and five PET/CT systems. We traded-in or sold a total of thirteen systems for the quarter ended March 31, 2009. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2009 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. Based upon the client demand described above, which dictates the type of equipment purchased, we expect cash capital expenditures to total approximately $60 to $70 million in 2009.

        We used cash of $12.0 million and $25.5 million for investing activities in the quarters ended March 31, 2009 and 2008, respectively. Investing activities in the first quarters of 2009 and 2008 include $0.6 million and $10.8 million, respectively, which was used for acquisitions. Investing activities in the first quarter of 2009 also include $2.1 million in cash provided by a decrease in cash in escrow. We expect to continue to use cash for acquisitions in the future. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We incur capital expenditures for the purposes of:

  •
  purchasing new systems;

  •
  replacing less advanced systems with new systems; and

  •
  providing upgrades of our MRI, PET and PET/CT, and radiation oncology systems and upgrading our corporate infrastructure for future growth.

        At March 31, 2009, we had cash and cash equivalents of $91.1 million. This available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

        At March 31, 2009, we had $86.9 million in our accounts that are with third party financial institutions which exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

        We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next one to two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt.

Recent Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS 141(R). SFAS 141(R) significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) changes the accounting treatment for certain specific items, including:

  •
  Acquisition costs will be generally expensed as incurred;

  •
  Noncontrolling interests (formerly known as "minority interests"—see SFAS 160 discussion below) will generally be valued at fair value at the acquisition date;

  •
  Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and

  •
  Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

        SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We adopted SFAS 141(R) on January 1, 2009. We expect SFAS 141(R) will have an impact on accounting for business combinations, but the effect is generally dependent upon acquisitions at that time. The adoption of SFAS 141(R) did not have a material impact on the Company's results of operations, cash flows or financial position for the quarter ended March 31, 2009, except for the presentation of transaction costs as a line in the statement of operations.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted SFAS 160 on January 1, 2009. The adoption of SFAS 160 did not have a material impact on our results of operations, cash flows or financial position for the quarter ended March 31, 2009; however, there may be an impact on future transactions. The adoption of SFAS 160 changed the presentation of noncontrolling interest to a component of stockholders' equity, rather than a liability, at March 31, 2009, and the corresponding reclassification as of December 31, 2008. In addition SFAS 160 required the presentation of net income attributable to noncontrolling interest, rather than minority interest expense, for the quarters ended March 31, 2009 and 2008.

        In March 2008, the FASB issued SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133" ("SFAS 161"), which enhances the current guidance on disclosure requirements for derivative instruments and hedging activities. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. Specifically, SFAS 161 requires disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flow. This statement requires qualitative disclosure about the objectives and strategies for using derivatives in terms of the risks that the entity is intending to manage, quantitative disclosures about fair value amounts of gains and losses on derivative instruments in a tabular format, and disclosures about credit-risk-related contingent features in derivative agreements to provide information on potential effect on an entity's liquidity from using derivatives. The derivative instruments shall be distinguished between those used for risk management purposes and those used for other purposes. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. The provisions of SFAS 161 were adopted on January 1, 2009. The adoption of SFAS 161 did not have a material impact on our results of operations, cash flows or financial position.

        In June 2008, the FASB issued FASB Staff Position ("FSP") Emerging Issues Task Force No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP 03-6-1"). FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, "Earnings per Share" ("SFAS 128"). FSP 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively. We adopted the provisions of FSP 03-6-1 on January 1, 2009. We have granted and expect to continue to grant restricted stock awards to our officers and non-employee directors that contain non-forfeitable rights to dividend and dividend equivalents. Such awards are considered participating securities under FSP 03-6-1. As such, we are required to include these awards in the calculation of basic earnings per share and will need to calculate basic earnings per share using the two-class method. Restricted stock awards have previously been included in dilutive earnings per share calculation using the treasury stock method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. We have historically not paid and do not expect to pay dividends in the foreseeable future; however, we must still allocate undistributed earnings between common shareholders and participating securities based on the contractual rights of each security, as if all the earnings for the period have been distributed. Since the adoption of FSP 03-6-1 is to be applied retrospectively, the earnings per share for prior periods will be recalculated to conform to the current year presentation. The weighted-average number of shares used in the basic earnings per share calculation for the three months ended March 31, 2008 has been has been recalculated using the two-class method to conform to the current year presentation.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

        Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly in the section entitled "Liquidity and Capital Resources", and elsewhere in this quarterly report on Form 10-Q, are "forward-looking statements," within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as results of operations and financial condition, capital expenditures, the consummation of acquisitions and financing transactions and the effect of such transactions on our business and our plans and objectives for future operations and expansion are examples of forward-looking statements. In some cases you can identify these statements by forward-looking words like "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "seek," "intend," and "continue" or similar words. These forward- looking statements are subject to risks and uncertainties which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. These risks and uncertainties include factors affecting our leverage, including fluctuations in interest rates, the risk that the counter-parties to our interest rate swap agreements fail to satisfy their obligations under these agreements, our ability to incur financing, the effect of operating and financial restrictions in our debt instruments, the accuracy of our estimates regarding our capital requirements, the effect of intense levels of competition in our industry, changes in the rates or methods of third party reimbursements for diagnostic imaging and radiation oncology services, changes in the healthcare regulatory environment, our ability to keep pace with technological developments within our industry, the growth in the market for MRI and other services, the disruptive effect of hurricanes and other natural disasters, adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit markets, our ability to integrate acquisitions, and other risks and uncertainties, including those enumerated and described under "Risk Factors" in our Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 2008. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by us.

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

        During 2005 we entered into multiple interest rate collar agreements which had an aggregate notional amount of $178.0 million. Under the terms of these agreements, we purchased a cap on the interest rate of 4.00% and sold a floor of 2.25%. For the quarter ended March 31, 2008, we received a net settlement amount of $0.3 million on these collar agreements. The collar agreements matured at various dates between January 2007 and January 2008.

        During the first quarter of 2008, we entered into two interest rate swap agreements with notional amounts of $92.7 million each, to hedge future cash interest payments associated with a portion of our variable rate bank debt (the "2008 swaps"). Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the underlying debt incurs interest based on three-month LIBOR plus 2.50%. For the quarter ended March 31, 2008, we did not receive a net settlement amount on these swap agreements. For the quarter ended March 31, 2009, we received a net settlement amount of $0.1 million on these swap agreements. The 2008 swaps are three years in length and mature in 2011. One of these swaps was terminated in February 2009 (the "Lehman Swap"), as discussed below.

        The collar agreements and the 2008 swaps have been designated as cash flow hedges of variable future cash flows associated with our long term debt. In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," the collars and the 2008 swaps are, and will be, recorded at fair value. On a quarterly basis, the fair value of the collars and swaps will be determined based on quoted market prices and, assuming perfect effectiveness, the difference between the fair value and the book value of the collars will be recognized in comprehensive income, a component of shareholders' equity. On a quarterly basis, the fair value of the 2008 swaps will be determined based on the income approach using observable Level 2 inputs under SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). The fair market value of the 2008 swaps will be recorded on the balance sheet as assets or liabilities with all effective changes deferred in comprehensive income. Any ineffectiveness of the collars and 2008 swaps is required to be recognized in earnings. The collars outstanding at December 31, 2007 matured during January 2008, and all counterparty obligations were met.

        The 2008 swaps expose us to credit risk in the event that the counterparties to the agreements do not or cannot meet their obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the 2008 swaps. On a quarterly basis, the counterparties are evaluated for non-performance risk. On September 15, 2008, Lehman Brothers Holdings, Inc. ("LHI") filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and, as a result, hedge accounting was terminated on the Lehman Swap, with a notional amount of $92.7 million. All further changes in the fair market value of this swap were recorded in interest expense and other. On October 6, 2008, LCPI filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The fair market value of the Lehman Swap at September 30, 2008 was an asset of $0.7 million which was written down to zero as collectability was deemed uncertain due to the LHI bankruptcy filing. The write down of this amount is included in interest expense and other, net for the year ended December 31, 2008. For the last three quarters of 2008, we included $2.4 million in interest expense and other, net related to the fair value adjustment for this swap as we did not expect LCPI to fulfill their obligations under the swap agreement. As a result, we terminated the Lehman Swap in February 2009. We paid $2.2 million for the remaining fair market value of the swap at the date of termination. Additionally, the credit crisis could have an impact on our other interest rate swap agreement if that counterparty files for bankruptcy or is otherwise unable to perform its obligations.

        During the first quarter of 2009, we replaced the Lehman Swap with an interest rate swap agreement which has a notional amount of $92.7 million and has been designated as a cash flow hedge of variable future cash flows associated with a portion of our long term debt. Under the terms of this agreement, which matures in January 2011, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedge is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%. We received $2.2 million in cash based on the terms of the agreement.

        Additionally, during the first quarter of 2009, we entered into an interest rate swap agreement which has a notional amount of $56.8 million, to hedge future cash interest payments associated with a portion of the our variable rate bank debt. Under the terms of this agreement, which matures in November 2011, we receive three-month LIBOR and pay a fixed rate of 2.07%. The net effect of the hedge is to record interest expense at a fixed rate of 4.57%, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the quarter ended March 31, 2009, we did not receive any net settlement amount on this swap agreement.

        Also during the first quarter of 2009, we entered into a diesel fuel swap agreement which has a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with the Company purchasing diesel fuel for its mobile fleet. Under the terms of this agreement, which matures in February 2010, we receive the Department of Energy published monthly average price per gallon and pay a fixed rate of $2.63 per gallon. Amounts paid under this swap were not material for the quarter ended March 31, 2009. For the quarter ended March 31, 2009, we recognized expense of $0.1 million in other (income) and expense, net due to one month of the agreement not being designated and due to ineffectiveness.

        Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. At March 31, 2009, we had cash and cash equivalents of $91.1 million, of which $86.9 million was held in accounts that are with third party financial institutions which exceed the FDIC insurance limits.

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

        There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        From time to time, we are involved in routine litigation incidental to the conduct of our business. We believe that none of this litigation pending against us will have a material adverse effect on our business.

ITEM 1A.    RISK FACTORS

        The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2008, a description of certain risks and uncertainties that could affect the Company's business, future performance or financial condition (the "Risk Factors"). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company's stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5.    OTHER INFORMATION

        Not applicable.

ITEM 6.    EXHIBITS

        (a)   Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Alliance.(3)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Alliance.(18)
3.3	Amended and Restated By-laws of Alliance.(3)
3.4	Certain Amended and Restated Provisions of the By-laws of Alliance.(17)
4.1	Credit Agreement dated as of November 2, 1999, as amended.(1)
4.2	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(3)
4.3	Second Amendment dated as of June 10, 2002 to Credit Agreement.(4)
4.4
Indenture dated as of December 29, 2004 by and between Alliance and The Bank of New York Trust Company, N.A., as trustee, with respect to $150 million aggregate principal amount of 7 1/4% Senior Subordinated Notes due 2012 and 7 1/4% Series B Senior Subordinated Notes due 2012.(6)
4.5	Third Amendment dated as of December 29, 2004 to Credit Agreement.(6)

Exhibit No.		Description
4.6		Fourth Amendment dated as of December 19, 2005 to Credit Agreement.(8)
4.7		Fifth Amendment dated as of April 16, 2007 to Credit Agreement.(15)
4.8		Indenture, including the form of Note, dated as of December 4, 2007, between Alliance Imaging, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee.(16)
10.1	*	The 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(17)
10.2	*	Two forms of option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(1)
10.3	*	Alliance Directors' Deferred Compensation Plan, as amended and restated.(17)
10.4	*	Employment Agreement dated as of January 1, 2003 between Alliance and Paul S. Viviano.(5)
10.5	*	Agreement Not to Compete dated as of January 1, 2003 between Alliance and Paul S. Viviano.(5)
10.6	*	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(5)
10.7	*	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(5)
10.8		Form of Stockholder's Agreement.(1)
10.9		Registration Rights Agreement dated as of November 2, 1999.(1)
10.10		Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., L.P.(1)
10.11		Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., L.P.(1)
10.12	*	Form of Indemnification Agreement.(2)
10.13	*	Amended and Restated Employment Agreement dated as of May 9, 2005 between Alliance and Paul S. Viviano.(7)
10.14	*	Amended and Restated Agreement Not to Compete dated as of May 9, 2005 between Alliance and Paul S. Viviano.(7)
10.15	*	Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara.(9)
10.16	*	Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara.(9)
10.17	*	2006 Executive Incentive Plan†(10)
10.18	*	Summary of compensation award to Nicholas A. Poan(11)
10.19	*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(13)
10.20	*
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Directors) under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(17)

Exhibit No.		Description
10.21	*	Form of Stock Bonus Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(13)
10.22	*	Summary of compensation award to Michael F. Frisch(12)
10.23	*	Summary of compensation award to Eli Glovinsky(13)
10.24	*	Schedule of 2009 Executive Officer Compensation(20)
10.25	*	Schedule of Non-Employee Director Compensation(20)
10.26		Governance and Standstill Agreement, dated as of March 16, 2007, among Alliance Imaging, Inc., OCM Principal Opportunities Fund IV, LP., and MTS Health Investors II, L.P.(14)
10.27	*	Form of Executive Severance Agreement(14)
10.28		Assignment, dated as of April 16, 2007, to Registration Rights Agreement, dated as of November 2, 1999.(15)
10.29		Amendment No. 2 to Management Agreement, dated as of April 16, 2007, between Alliance and Kohlberg, Kravis Roberts & Co., L.P.(15)
10.30	*	Amendment of Employment Agreement, dated as of April 16, 2007, between Paul S. Viviano and Alliance Imaging, Inc.(15)
10.31	*	Amendment of Employment Agreement, dated as of April 16, 2007, between Howard K. Aihara and Alliance Imaging, Inc.(15)
10.32		Registration Rights Agreement, dated as of December 4, 2007, by and between Alliance Imaging, Inc. and Deutsche Bank Securities Inc. and Piper Jaffray & Co.(16)
10.33	*	New form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(19)
10.34	*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated (For Director Awards Only).(20)
10.35	*	Amendment to the Alliance Imaging, Inc. Directors' Deferred Compensation Plan, as amended and restated.(20)
10.36	*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Paul S. Viviano and Alliance Imaging, Inc.(20)
10.37	*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Howard K. Aihara and Alliance Imaging, Inc.(20)
10.38	*	Form of Amendment of Executive Severance Agreement(20)
23.1		Consent of Independent Registered Public Accounting Firm.(20)
31		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(21)
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(21)

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

(11)
Incorporated by reference to Item 1.01 of the Company's Current Report on Form 8-K, dated October 16, 2006 (File No. 001-16609).

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

(14)
Incorporated by reference to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated March 16, 2007 (File No. 001-16609)

(15)
Incorporated by reference to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated April 16, 2007 (File No. 001-16609)

(16)
Incorporated by reference to exhibits filed in response to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated December 4, 2007 (File No. 001-16609)

(17)
Incorporated by reference to exhibits filed in response to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated December 14, 2007 (File No. 001-16609)

(18)
Incorporated by reference to exhibits filed in response to Item 9.01(c), "Exhibits" of the Company's Current Report on Form 8-K, dated February 17, 2009 (File No. 001-16609)

(19)
Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16609)

(20)
Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-16609)

(21)
Filed herewith

†
Portions of this Exhibit have been redacted due to a request for confidential treatment.

*
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE HEALTHCARE SERVICES, INC.
May 7, 2009	By:	/s/ PAUL S. VIVIANO Paul S. Viviano Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
May 7, 2009	By:	/s/ HOWARD K. AIHARA Howard K. Aihara Executive Vice President and Chief Financial Officer (Principal Financial Officer)
May 7, 2009	By:	/s/ NICHOLAS A. POAN Nicholas A. Poan Senior Vice President, Corporate Finance and Chief Accounting Officer (Principal Accounting Officer)