Form 10-Q
period 2009-06-30
Alliance HealthCare Services, Inc
filed 2009-08-05
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2009

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2009:

Common Stock, $.01 par value, 51,655,133 shares

ALLIANCE HEALTHCARE SERVICES, INC.

FORM 10-Q

June 30, 2009

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	December 31, 2008	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$73,305	$102,912
Accounts receivable, net of allowance for doubtful accounts	67,147	70,098
Deferred income taxes	17,719	17,719
Prepaid expenses and other current assets	10,272	6,842
Other receivables	7,902	7,884

Total current assets	176,345	205,455
Equipment, at cost	836,842	837,520
Less accumulated depreciation	(479,609)	(495,919)

Equipment, net	357,233	341,601
Goodwill	193,430	194,199
Other intangible assets, net	110,720	105,233
Deferred financing costs, net	7,173	6,219
Other assets	38,822	33,076

Total assets	$883,723	$885,783

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,468	$14,303
Accrued compensation and related expenses	18,575	15,559
Accrued interest payable	3,642	3,379
Other accrued liabilities	38,446	34,937
Current portion of long-term debt	7,743	6,875

Total current liabilities	89,874	75,053
Long-term debt, net of current portion	365,323	366,999
Senior subordinated notes	289,496	290,619
Other liabilities	7,901	7,662
Deferred income taxes	102,136	106,457

Total liabilities	854,730	846,790
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock	514	515
Treasury stock	(430)	(430)
Additional paid-in capital	4,606	7,528
Accumulated comprehensive loss	(2,159)	(2,319)
Retained earnings	20,996	29,491

Total stockholders' equity attributable to Alliance HealthCare Services, Inc.	23,527	34,785
Noncontrolling interest	5,466	4,208

Total stockholders' equity	28,993	38,993

Total liabilities and stockholders' equity	$883,723	$885,783

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenues	$122,781	$130,016	$241,902	$261,804
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	63,487	67,666	126,269	136,545
Selling, general and administrative expenses	15,293	17,426	31,002	35,319
Transaction costs	—	370	—	801
Severance and related costs	179	106	326	288
Depreciation expense	21,665	23,544	43,078	47,194
Amortization expense	1,888	2,761	3,745	5,537
Interest expense and other, net	11,249	11,537	23,065	22,214
Loss on extinguishment of debt	61	—	61	—
Other (income) and expense, net	(271)	(378)	(333)	(634)

Total costs and expenses	113,551	123,032	227,213	247,264

Income before income taxes, earnings from unconsolidated investees, and noncontrolling interest, net of tax	9,230	6,984	14,689	14,540
Income tax expense	4,156	3,055	6,833	6,216
Earnings from unconsolidated investees	(1,090)	(831)	(2,314)	(1,418)

Net income	6,164	4,760	10,170	9,742
Less: Net income attributable to noncontrolling interest, net of tax	(1,042)	(593)	(1,636)	(1,247)

Net income attributable to Alliance HealthCare Services, Inc.	$5,122	$4,167	$8,534	$8,495

Comprehensive income, net of taxes:
Net income attributable to Alliance HealthCare Services, Inc.	$5,122	$4,167	$8,534	$8,495
Unrealized gain (loss) on hedging transactions, net of taxes	2,963	702	1,225	(160)

Comprehensive income	$8,085	$4,869	$9,759	$8,335

Earnings per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.10	$0.08	$0.17	$0.16

Diluted	$0.10	$0.08	$0.16	$0.16

Weighted-average number of shares of common stock and common stock equivalents:
Basic	51,033	51,655	51,030	51,653
Diluted	51,831	52,158	51,904	52,222

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2009
Operating activities:
Net income attributable to Alliance HealthCare Services, Inc.	$8,534	$8,495
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,262	1,712
Share-based payment	2,759	3,030
Depreciation and amortization	46,823	52,731
Amortization of deferred financing costs	1,147	1,161
Accretion of discount on senior subordinated notes	979	1,123
Adjustment of derivatives to fair value	(12)	(553)
Distributions greater than (less than) undistributed earnings from investees	436	(92)
Noncontrolling interest in subsidiaries	2,933	(1,258)
Deferred income taxes	2,784	4,426
Excess tax benefit from share-based payment arrangements	(21)	(8)
Gain on sale of assets	(333)	(753)
Loss on extinguishment of debt	61	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,556)	(4,586)
Prepaid expenses and other current assets	(1,237)	3,452
Other receivables	613	214
Other assets	(2,483)	(6,274)
Accounts payable	(8,468)	(1,403)
Accrued compensation and related expenses	(1,488)	(3,016)
Accrued interest payable	(1,065)	(263)
Income taxes payable	—	81
Other accrued liabilities	1,669	754
Other liabilities	308	(162)

Net cash provided by operating activities	52,645	58,811

Investing activities:
Equipment purchases	(26,629)	(33,864)
(Increase) decrease in deposits on equipment	(323)	3,069
Acquisitions, net of cash received	(10,688)	(1,343)
Decrease in cash in escrow	—	2,780
Investment in unconsolidated joint ventures	—	(240)
Proceeds from sale of assets	2,272	4,336

Net cash used in investing activities	(35,368)	(25,262)

Financing activities:
Principal payments on equipment debt	(2,010)	(4,207)
Proceeds from equipment debt	—	415
Principal payments on term loan facility	(15,000)	—
Principal payments on senior subordinated notes	(3,541)	—
Payments of debt issuance costs	(870)	(207)
Payments of debt retirement costs	(61)	—
Proceeds from shared-based payment arrangements	83	49
Excess tax benefit from share-based payment arrangements	21	8

Net cash used in financing activities	(21,378)	(3,942)

Net (decrease) increase in cash and cash equivalents	(4,101)	29,607
Cash and cash equivalents, beginning of period	120,892	73,305

Cash and cash equivalents, end of period	$116,791	$102,912

Supplemental disclosure of cash flow information:
Interest paid	$23,584	$20,843
Income taxes paid, net of refunds	4,617	(1,249)
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$27	$429
Capital lease obligations related to the purchase of equipment	1,645	5,307
Capital lease obligations transferred	—	(707)
Comprehensive income (loss) from hedging transactions, net of taxes	1,225	(160)
Equipment purchases in accounts payable	323	118

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates

        Basis of Presentation    The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance HealthCare Services, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2008.

        On January 1, 2009, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141(R) (Revised 2007), "Business Combinations" ("SFAS 141(R)"), SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of Accounting Research Bulletin No. 51" ("SFAS 160") and Financial Accounting Standards Board Staff Position ("FSP") Emerging Issues Task Force No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP 03-6-1"). As a result of the adoption of SFAS 141(R), the Company is presenting transaction costs as a line on the statement of operations. The adoption of SFAS 160 changed the presentation of noncontrolling interest to a component of stockholders' equity, rather than a liability, at June 30, 2009, and the corresponding reclassification as of December 31, 2008. In addition, SFAS 160 required the presentation of net income attributable to noncontrolling interest, rather than minority interest expense, for the quarters and six months ended June 30, 2009 and 2008. The adoption of FSP 03-6-1 changed the calculation of basic earnings per share requiring restricted stock awards that have previously been included in the Company's diluted weighted- average shares to be included in basic weighted-average shares. Earnings per share for prior periods has been recalculated to conform to the current year presentation.

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

June 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

2. Transactions

        Effective November 5, 2007, the Company purchased all of the outstanding shares of the New England Health Enterprises Business Trust and all of the outstanding membership interests of New England Imaging Management, LLC, a fixed-site provider of magnetic resonance imaging ("MRI") and computed tomography ("CT"), collectively referred to as New England Health Enterprises, or NEHE. NEHE operated seven fixed-site imaging centers and one mobile MRI system in Maine and Massachusetts. The purchase price consisted of $44,635 in cash, $2,270 in cash which has been held in an escrow account, and $4,592 in assumed liabilities and transaction costs. The acquisition was financed using internally generated funds, borrowings under an Acquisition Credit Facility and capital leases. The Company recorded total goodwill of $19,341, which includes $10,947 of goodwill related to deferred tax liabilities recorded for basis differences in intangible assets as a result of the acquisition. None of the goodwill recorded is deductible for tax purposes. The Company acquired intangible assets of $29,000, of which $15,700 was assigned to the physician referral network, which is amortized over 15 years, $3,800 was assigned to the non-compete agreement, which is amortized over five years, and $9,500 was assigned to certificates of need held by NEHE, which have indefinite useful lives and are not subject to amortization. These assets were recorded at fair value at the acquisition date. At the acquisition date, the acquisition included $2,270 for a contingent payment which was placed in an escrow account, pending the resolution of claims for indemnification and contingent consideration based on certain performance target requirements, which are to be resolved over one to three years following the acquisition date. During the six months ended June 30, 2009, some of these contingencies were resolved and the Company recorded a decrease to goodwill of $570. The Company received $2,075 from escrow during the first quarter of 2009 and an additional $750 was received in the third quarter of 2009. When the remaining contingencies are resolved and consideration is distributable from the escrow account, the Company will record the fair value of the consideration as additional purchase price to goodwill.

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

        In the third quarter of 2008, the Company purchased all of the outstanding membership interests of Medical Outsourcing Services, LLC ("MOS"), a mobile provider of positron emission tomography/computed tomography ("PET/CT"), based in Naperville, Illinois. MOS operated in nine states, including, Illinois, Indiana, Iowa, Michigan, Missouri, New Jersey, Ohio, Pennsylvania, and Wisconsin. The purchase price consisted of $17,271 in cash, $2,500 in cash which is being held in an escrow

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

2. Transactions (Continued)

account, and $4,564 in assumed liabilities and transaction costs. The Company financed this acquisition using internally generated funds and proceeds from the Company's issuance of the new 7 1/4% Notes. As a result of this acquisition, the Company recorded goodwill of $3,303 and acquired intangible assets of $12,450, of which $3,850 was assigned to the physician referral network, which is being amortized over five years, $6,100 was assigned to customer relationships, which is being amortized over 10 years, and $2,500 was assigned to a non-compete agreement, which is being amortized over three years. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $2,500 for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification, which will be resolved over the three years following the acquisition date. When the contingencies are resolved and consideration is distributable from the escrow account, the Company will record the fair value of the consideration as additional purchase price to goodwill. The preliminary values above are subject to adjustment for up to one year after the close of the transaction due to additional information that could result in changes in the original valuation of assets acquired and liabilities assumed. During the six months ended June 30, 2009, the Company increased goodwill by $25 as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2008 included six months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations. Please also see further discussion in Note 12 of the Notes to the Condensed Consolidated Financial Statements.

        In the third quarter of 2008, the Company purchased all of the outstanding membership interests of RAMIC Des Moines, LLC ("RAMIC"), a single modality center providing MRI services in West Des Moines, Iowa. The purchase price consisted of $7,216 in cash, $605 in cash which is being held in an escrow account, and $114 in assumed liabilities and transaction costs. The Company financed this acquisition using internally generated funds and proceeds from the Company's issuance of the new 7 1/4% Notes. As a result of this acquisition, the Company recorded goodwill of $2,899 and acquired intangible assets of $2,600, of which $1,850 was assigned to the physician network, which is being amortized over five years, and $750 was assigned to certificates of need held by RAMIC, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $605 for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification, which will be resolved over the year following the acquisition date. During the second quarter of 2009, $550 was released from escrow to the seller, which was recorded to goodwill as additional purchase price. When the remaining contingencies are resolved and consideration is distributable from the escrow account, the Company will record the fair value of the consideration as additional purchase price to goodwill. The preliminary values above are subject to adjustment for up to one year after the close of the transaction due to additional information that could result in changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2008 included approximately five months of operations from this acquisition. The Company has not included pro

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

2. Transactions (Continued)

forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        In the fourth quarter of 2008, the Company purchased all of the outstanding membership interests of Shared PET Imaging, LLC ("SPI"), a mobile and fixed-site provider of PET and PET/CT, based in Canton, Ohio. SPI served approximately 90 clients in thirteen states, including Ohio, Michigan, Indiana, Illinois, Florida, Pennsylvania, New York, Tennessee and South Carolina. The purchase price consisted of $34,092 in cash, $2,000 in cash which is being held in an escrow account, and $9,102 in assumed liabilities and transaction costs. The Company financed this acquisition using internally generated funds and proceeds from the Company's issuance of the new 7 1/4% Notes. As a result of this acquisition, the Company recorded goodwill of $6,895 and acquired intangible assets of $9,350, of which $500 was assigned to the physician referral network, which is being amortized over five years, $5,350 was assigned to customer relationships, which is being amortized over 13 years, $3,150 was assigned to a non-compete agreement, which is being amortized over three years, and $350 was assigned to certificates of need held by SPI, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $2,000 for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification, which will be resolved over the 18 months following the acquisition date. When the contingencies are resolved and consideration is distributable from the escrow account, the Company will record the fair value of the consideration as additional purchase price to goodwill. The preliminary values above are subject to adjustment for up to one year after the close of the transaction due to additional information that could result in changes in the original valuation of assets acquired and liabilities assumed. During the six months ended June 30, 2009, the Company increased goodwill by $381 as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2008 included one month of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

3. Share-Based Payment (Continued)

Company treats the tax deductions from stock options as being realized when they reduce taxes payable in accordance with the principles and timing under the relevant tax law.

Stock Option Plans and Awards

        In November 1999, the Company adopted an employee stock option plan (the "1999 Equity Plan") pursuant to which options and awards with respect to a total of 6,325,000 shares of the Company's common stock became available for grant. On May 30, 2007, the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 8,025,000 shares. On May 27, 2009, the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 11,025,000 shares. As of June 30, 2009, a total of 3,357,255 shares were available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to fair value of the Company's common stock at the date of grant, except as noted below. All options have 10-year terms. Options granted after January 1, 2008 are time options which vest 25% each year, over four years. For options granted prior to January 1, 2008, initial stock option grants were comprised 50% of "time options" and 50% of "performance options." The time options have a five-year vesting schedule, vesting 20% per year. The performance options cliff vest after eight years; however, in the event certain operating performance targets are met, up to 20% of the performance options may vest each year, accelerating the vesting period up to five years. Prior to January 1, 2008, subsequent stock options granted under the 1999 Equity Plan to employees were always time options which vest 5% in the first year, 20% in the second year and 25% in years three through five.

        In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company's common stock, of which 35,000 options were outstanding at June 30, 2009. The exercise prices of these options and the fair value of the Company's common stock on the grant date were $5.60 and $9.52 per share, respectively.

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

June 30, 2009

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

        The following table summarizes the Company's stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	4,014,175	$6.70
Granted	800,000	8.06
Exercised	(11,100)	4.31
Canceled	(93,525)	7.89

Outstanding at June 30, 2009	4,709,550	$6.91	6.40	$5,406

Vested and expected to vest in the future at June 30, 2009	4,245,710	$6.89	6.29	$5,005
Exercisable at June 30, 2009	2,497,685	$6.27	4.83	$4,333

        The weighted average grant-date fair value of options granted during the six months ended June 30, 2008 and 2009 was $5.07 per share and $4.63 per share, respectively. The total intrinsic value of options exercised during the quarters ended June 30, 2008 and 2009 was $4 and $7, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2009 was $82 and $51, respectively. The total cash received from employees as a result of stock option exercises was $10 and $5 for the quarters ended June 30, 2008 and 2009, respectively. The total cash received from

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

3. Share-Based Payment (Continued)

employees as a result of stock option exercises was $83 and $49 for the six months ended June 30, 2008 and 2009, respectively.

        The following table summarizes the Company's unvested stock option activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	1,916,115	$4.20
Granted	800,000	4.63
Vested	(457,625)	4.03
Canceled	(46,625)	4.11

Unvested at June 30, 2009	2,211,865	$4.39

        At June 30, 2009, the total unrecognized fair value share-based payment related to unvested stock options granted to both employees and non-employees was $6,247, which is expected to be recognized over a remaining weighted-average period of 2.60 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations. The total fair value of shares vested during the quarters ended June 30, 2008 and 2009 was $17, and $7, respectively. The total fair value of shares vested during the six months ended June 30, 2008 and 2009 was $1,587, and $1,845, respectively.

  Restricted Stock Awards

        The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2007 and 2008, the Company granted 625,000 and 290,000 restricted stock awards ("awards"), respectively, to certain employees of the Company. During the first six months of 2009, the Company granted 100,000 awards to certain employees and 25,000 awards to non-employees of the Company. These awards cliff vest after three or five years provided that the employee remains continuously employed and the non-employee continues service through the issuance date. On December 31, 2008, the Company granted restricted stock awards to three non-employee directors of the Company who are unaffiliated with Oaktree Capital Management, LLC ("Oaktree") and MTS Health Investors, LLC ("MTS") ("unaffiliated directors") equal to 11,318 shares of common stock each. These awards to unaffiliated directors cliff vest after one year based on the unaffiliated directors' continued service with the Company through that date. During the quarter ended June 30, 2009, 4,558 of these shares vested due to a change in one of the unaffiliated directors in May 2009. For the quarters ended June 30, 2008 and 2009, the Company recorded share-based payment related to restricted stock awards of $461 and $634, respectively. For the six months ended June 30, 2008 and 2009, the Company recorded share-based payment related to restricted stock awards of $922 and $1,307, respectively. The weighted average grant-date fair value of

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

3. Share-Based Payment (Continued)

restricted stock awards granted during the six months ended June 30, 2008 and 2009 was $9.26 and $7.97 per share, respectively.

        The following table summarizes the Company's unvested restricted stock activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	938,954	$7.25
Granted	125,000	7.97
Vested	—	—
Canceled	—	—

Unvested at June 30, 2009	1,063,954	$7.33

        At June 30, 2009, the total unrecognized fair value share-based payment related to restricted stock awards granted to employees and non-employees was $3,112, which is expected to be recognized over a remaining weighted-average period of 1.33 years. At June 30, 2009, the total unrecognized fair value share-based payment related to the restricted stock awards granted to unaffiliated directors was $40, which is expected to be recognized over a remaining weighted-average period of 0.5 years. The unaffiliated directors will each receive a restricted stock award on December 31, 2009 and each December 31 thereafter (the "Grant Date") of the number of shares of common stock having a value equal to $80, rounded down to the nearest whole share, and calculated using the average share price of the Company's stock over the fifteen-day period preceding the Grant Date. Such restricted stock awards will fully vest one year after the Grant Date based on the continued service of the non-employee director through the vesting date. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations.

  Restricted Stock Units

        On December 31, 2007, the Company granted restricted stock units to three unaffiliated directors equal to 8,421 shares of common stock each. This number of shares represents the number of shares of the Company's common stock having a value equal to $80, rounded down to the nearest whole share, and calculated using the average share price of the Company's stock over the fifteen-day period preceding December 31, 2007. These restricted stock units vested on December 31, 2008.

  Stock Bonus Award

        During 2006 and 2007, the Company granted stock bonus awards to certain employees of the Company. On the issuance date, the Company issued a number of shares of the Company's common stock ("shares"), equal to the award divided by the fair market value of the shares at that time, provided that the employee remained continuously employed through the issuance date. During the six

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

3. Share-Based Payment (Continued)

months ended June 30, 2009, the Company issued 125,470 shares related to the stock bonus awards granted in 2006. For the quarters ended June 30, 2008 and 2009, the Company recorded share-based payment related to these grants of $125 and $42, respectively. For the six months ended June 30, 2008 and 2009, the Company recorded share-based payment related to these grants of $250 and $84, respectively.

        At June 30, 2009, the total unrecognized fair value share-based payment related to the stock bonus awards granted to employees was $83, which is expected to be recognized over a remaining weighted-average period of 0.5 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations.

4. Recent Accounting Pronouncements

        Business Combinations    In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS 141(R), which significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) changes the accounting treatment for certain specific items, including:

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

        SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted SFAS 141(R) on January 1, 2009. The Company expects SFAS 141(R) will have an impact on accounting for business combinations, but the effect is generally dependent upon acquisitions at that time. The adoption of SFAS 141(R) did not have a material impact on the Company's results of operations, cash flows or financial position for the quarter or six months ended June 30, 2009, except for the presentation of transaction costs as a line in the statements of operations.

        In April 2009, the FASB issued FSP No. FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." FSP FAS 141(R)-1 amends the provisions in Statement 141(R) for the initial recognition and measurement, subsequent

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

4. Recent Accounting Pronouncements (Continued)

measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company's results of operations, cash flows or financial position for the quarter or six months ended June 30, 2009.

        Noncontrolling Interests in Consolidated Financial Statements    In December 2007, the FASB issued SFAS 160, which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company adopted SFAS 160 on January 1, 2009. The adoption of SFAS 160 did not have a material impact on the Company's results of operations, cash flows or financial position for the quarter or six months ended June 30, 2009; however, there may be an impact on future transactions. The adoption of SFAS 160 changed the presentation of noncontrolling interest to a component of stockholders equity, rather than a liability, at June 30, 2009, and the corresponding reclassification as of December 31, 2008. In addition, SFAS 160 required the presentation of net income attributable to noncontrolling interest, rather than minority interest expense, for the quarters and six months ended June 30, 2009 and 2008.

        Derivative Instruments and Hedging Activities    In March 2008, the FASB issued SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133" ("SFAS 161"), which enhances the current guidance on disclosure requirements for derivative instruments and hedging activities. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. Specifically, SFAS 161 requires disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flow. This statement requires qualitative disclosure about the objectives and strategies for using derivatives in terms of the risks that the entity is intending to manage, quantitative disclosures about fair value amounts of gains and losses on derivative instruments in a tabular format, and disclosures about credit-risk-related contingent features in derivative agreements to provide information on potential effect on an entity's liquidity from using derivatives. The derivative instruments shall be distinguished between those used for risk management purposes and those used for other purposes. SFAS 161 is effective for fiscal years, and interim periods within

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

4. Recent Accounting Pronouncements (Continued)

those fiscal years, beginning after November 15, 2008, with early application encouraged. The Company adopted the provisions of SFAS 161 on January 1, 2009. The adoption of SFAS 161 did not have a material impact on the Company's results of operations, cash flows or financial position for the quarter or six months ended June 30, 2009.

        Earnings per Share    In June 2008, the FASB issued FSP 03-6-1, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, "Earnings per Share" ("SFAS 128"). FSP 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively. The Company adopted the provisions of FSP 03-6-1on January 1, 2009. The Company granted and expects to continue to grant restricted stock awards to its officers and non-employee directors that contain non-forfeitable rights to dividend and dividend equivalents. Such awards are considered participating securities under FSP 03-6-1. As such, the Company is required to include these awards in the calculation of the Company's basic earnings per share and will need to calculate basic earnings per share using the two-class method. Restricted stock awards have previously been included in the Company's dilutive earnings per share calculation using the treasury stock method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company has historically not paid and does not expect to pay dividends in the foreseeable future; however, the Company must still allocate undistributed earnings between common shareholders and participating securities based on the contractual rights of each security, as if all the earnings for the period have been distributed. Since the adoption of FSP 03-6-1 is to be applied retrospectively, the earnings per share for prior periods will be recalculated to conform to the current year presentation. The weighted-average number of shares used in the basic earnings per share calculation for the quarter and six months ended June 30, 2008 has been has been recalculated using the two-class method to conform to the current year presentation.

        Subsequent Events    In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which enhances the current guidance on accounting and disclosure requirements for subsequent events. This statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim periods and annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company's results of operations, cash flows or financial position. The Company has evaluated subsequent events through August 5, 2009.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

4. Recent Accounting Pronouncements (Continued)

        Variable Interest Entities    In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46 (R)" ("SFAS 167"), which enhances the current guidance on disclosure requirements for companies with financial interest in a variable interest entity. This statement amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (a) the obligation to absorb losses of the entity or (b) the right to receive benefits from the entity. This statement requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement amends Interpretation 46(R) to require additional disclosures about an enterprise's involvement in variable interest entities. SFAS 167 is effective for fiscal years beginning after November 15, 2009, with early application prohibited. The Company will adopt the provisions of SFAS 167 on January 1, 2010. The Company has not completed its evaluation of the potential impact of the adoption of SFAS 167 on the Company's results of operations, cash flows or financial position.

        Fair Value of Financial Instruments    In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1 and APB 28-1"). FSP 107-1 and APB 28-1 amend FASB Statement No. 107, "Disclosures about Fair Values of Financial Instruments," to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements. The FSP is effective for periods ending after June 15, 2009. The Company adopted FSP 107-1 and APB 28-1 for the interim period ended June 30, 2009.

5. Fair Value of Financial Instruments

        The Company used the following methods and assumptions in estimating fair value disclosure for financial instruments:

        Cash and cash equivalents    The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.

        Debt    The fair value of the Company's publicly traded notes was based on the prices of those notes at December 31, 2008 and June 30, 2009. The carrying amount of variable-rate borrowings at June 30, 2009 approximates fair value estimated based on current market rates and credit spreads for similar debt instruments.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

5. Fair Value of Financial Instruments (Continued)

        Derivative instruments    Fair value was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period end.

        The estimated fair values of the Company's financial instruments are as follows:

	December 31, 2008		June 30, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$73,305	$73,305	$102,912	$102,912
Fixed-rate debt	289,496	246,750	290,619	291,375
Variable-rate debt	351,600	351,600	351,600	351,600
Derivative instruments—asset position	—	—	118	118
Derivative instruments—liability position	6,008	6,008	5,842	5,842

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

Level 1	Quoted market prices in active markets for identical assets or liabilities.
Level 2	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3	Unobservable inputs that are not corroborated by market data.

        The following table summarizes the valuation of the Company's financial instruments by the above SFAS 157 pricing levels as of June 30, 2009:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$102,912	$102,912	$—	$—
Interest rate swaps—liability position	5,842	—	5,842	—
Fuel swap—asset position	118	—	—	118

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

5. Fair Value of Financial Instruments (Continued)

        The following table summarizes the Company's fair value measurements of derivative instruments using significant unobservable inputs (Level 3):

Balance as of December 31, 2008	$—
Total gains or losses (realized/unrealized)
Included in earnings	25
Included in other comprehensive income	93

Balance as of June 30, 2009	$118

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$25

        The Company's derivative instruments are primarily pay-fixed, receive-variable interest rate swaps based on London Interbank Offered Rate ("LIBOR") swap rate. The Company has elected to use the income approach to value these derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for interest rate swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates at commonly quoted intervals). The Company has identified both a public and a private data source for use in valuing the Department of Energy ("DOE") diesel fuel swap. There appears to be a material difference in the pricing for diesel fuel contracts traded on NYMEX and the pricing that brokers make available to retail clients hedging changes in the DOE average national diesel fuel price as executed by the Company. As a result the Company has elected to use broker data available from its counterparty and informally corroborated by a second broker to fair value the diesel fuel swap. The June 30, 2009 over-the-counter forward rates were compared to the fixed rates executed by the Company for each forward date. The loss on each forward date was then present valued at LIBOR plus a credit spread of 4.5%. Mid-market pricing is used as a practical expedient for fair value measurements. SFAS 157 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty's credit worthiness when in an asset position and the Company's creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments. For additional information please see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

6. Goodwill and Intangible Assets

        Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2008	$193,430
Goodwill acquired during the period	378
Adjustments to goodwill during the period	391

Balance at June 30, 2009	$194,199

        Intangible assets consisted of the following:

	December 31, 2008			June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$89,853	$(33,818)	$56,035	$90,144	$(37,810)	$52,334
Other	14,364	(5,708)	8,656	14,846	(7,253)	7,593

Total amortizing intangible assets	$104,217	$(39,526)	$64,691	$104,990	$(45,063)	$59,927

Intangible assets not subject to amortization			46,029			45,306

Total other intangible assets			$110,720			$105,233

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

        The Company uses a weighted average useful life of 15 years to amortize customer contracts. Other intangible assets subject to amortization are estimated to have a weighted average useful life of four years. Amortization expense for intangible assets subject to amortization was $1,888 and $2,761 for the quarters ended June 30, 2008 and 2009, respectively, and $3,745 and $5,537 for the six months ended June 30, 2008 and 2009, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.

        Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2009	$11,005
2010	10,941
2011	10,272
2012	8,670
2013	5,916

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

7. Other Accrued Liabilities

        Other accrued liabilities consisted of the following:

	December 31, 2008	June 30, 2009
Accrued systems rental and maintenance costs	$2,223	$1,435
Accrued site rental fees	1,244	1,201
Accrued property and sales taxes payable	14,867	16,197
Accrued self-insurance expense	7,380	7,559
Accrued equipment payments	4,483	1,460
Other accrued expenses	8,249	7,085

Total	$38,446	$34,937

8. Long-Term Debt and Senior Subordinated Credit Facility

        Long-term debt consisted of the following:

	December 31, 2008	June 30, 2009
Term loan facility	$351,600	$351,600
Senior subordinated notes	300,000	300,000
Discount on senior subordinated notes of 8.5%	(10,504)	(9,381)
Equipment debt	21,466	22,274

Long-term debt, including current portion	662,562	664,493
Less current portion	7,743	6,875

Long-term debt	$654,819	$657,618

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

June 30, 2009

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

Cash Flow Hedges

Interest Rate Cash Flow Hedges

        The Company has entered into multiple interest rate swap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the six months ended June 30, 2008 and 2009, the Company had interest rate swap agreements to hedge approximately $185,438 and $242,250 of its variable rate bank debt, respectively, or 28.4% and 36.5% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $3,917 from accumulated other comprehensive loss to interest expense and other, net.

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

June 30, 2009

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

        During the first quarter of 2009, the Company replaced the Lehman Swap with an interest rate swap agreement which has a notional amount of $92,719 that has been designated as a cash flow hedge of variable future cash flows associated with a portion of the Company's long-term debt. Under the terms of this agreement, which matures in January 2011, the Company receives three-month LIBOR and pays a fixed rate of 3.15%. The net effect of the hedge is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%. The Company will record effective changes in the fair value of the swap through comprehensive income (loss) and reclassify those gains or losses to interest expense and other, net when the hedged interest is accrued.

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

June 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

9. Derivatives (Continued)

through comprehensive income (loss) and reclassifies gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel is purchased.

        Quantitative information about the Company's derivatives' impact on performance and operations is provided below:

	Asset Derivatives as of June 30, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133
Diesel fuel swaps	Other assets	$118

	Liability Derivatives as of June 30, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133
Interest rate swaps	Other liabilities	$5,842

The Effect of Designated Derivative Instruments on the Statement of Operations
For the Quarter Ended June 30, 2009

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate swaps	$(266)	Interest expense and other, net	$(886)	Interest expense and other, net	$(18)
Diesel fuel swaps	168	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	(35)	Other (income) and expense, net	8

Total	$(98)		$(921)		$(10)

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

9. Derivatives (Continued)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations
For the Quarter Ended June 30, 2009

Derivatives in Statement 133 Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate swaps	Interest expense and other, net	$184
Diesel fuel swaps	Other (income) and expense, net	44

Total		$228

The Effect of Designated Derivative Instruments on the Statement of Operations
For the Six Months Ended June 30, 2009

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate swaps	$(2,325)	Interest expense and other, net	$(1,394)	Interest expense and other, net	$(18)
Diesel fuel swaps	93	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	(35)	Other (income) and expense, net	(8)

Total	$(2,232)		$(1,429)		$(26)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations
For the Six Months Ended June 30, 2009

Derivatives in Statement 133 Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate swaps	Interest expense and other, net	$1,007
Diesel fuel swaps	Other (income) and expense, net	(46)

Total		$961

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

10. Income Taxes

        For the quarter and six months ended June 30, 2009, the Company recorded a provision for income taxes of $3,055 and $6,216, or 42.3% of the Company's pretax income. For the quarter and six months ended June 30, 2008, the Company recorded a provision for income taxes of $4,156 and $6,833, or 44.8% and 44.5% of the Company's pretax income, respectively. The Company's effective tax rates were higher than the federal statutory rates primarily as a result of state income taxes and permanent non-deductible tax items, including share-based payment, unrecognized tax benefits and other permanent differences.

        As of June 30, 2009, the Company has provided a liability for $1,810 for unrecognized tax benefits related to various federal and state income tax matters. This entire amount would reduce the Company's effective income tax rate if recognized.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2009, the Company had approximately $199 in accrued interest and penalties which is included as a component of the $1,810 unrecognized tax benefit noted above.

        The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2005 through 2008. The Company's state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2004 through 2008. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

11. Earnings Per Common Share

        Effective January 1, 2009, the Company adopted FSP 03-6-1. FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS 128. FSP 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The Company granted and expects to continue to grant restricted stock awards to its officers and non-employee directors that contain non-forfeitable rights to dividend. Such awards are considered participating securities under FSP 03-6-1. As such, the Company is required to include these awards in the calculation of the Company's basic earnings per share and will need to calculate basic earnings per share using the two-class method. Restricted stock awards have previously been included in the Company's dilutive earnings per share calculation using the treasury stock method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company has historically not paid and does not expect to pay dividends in the foreseeable future; however, the Company must still allocate undistributed earnings between common shareholders and participating securities based on the contractual rights of each security, as if all the earnings for the period have been distributed. Since the adoption of FSP 03-6-1 is to be applied retrospectively, the earnings per

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

11. Earnings Per Common Share (Continued)

share for prior periods will be recalculated to conform to the current year presentation. The weighted-average number of shares used in the basic earnings per share calculation for the quarter and six months ended June 30, 2008 has been recalculated using the two-class method to conform to the current year presentation.

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

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Numerator:
Net income attributable to Alliance HealthCare Services, Inc.	$5,122	$4,167	$8,534	$8,495

Denominator:
Denominator for basic earnings per share—weighted-average shares	51,033	51,655	51,030	51,653
Effect of dilutive securities:
Employee stock options	798	503	874	569

Denominator for diluted earnings per share—adjusted weighted-average shares	51,831	52,158	51,904	52,222

Earnings per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.10	$0.08	$0.17	$0.16

Diluted	$0.10	$0.08	$0.16	$0.16

Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	942	1,919	944	1,726
Average exercise price per share that exceeds average market price of common stock	$10.58	$9.12	$10.58	$9.33

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

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

        It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At June 30, 2009, the Company has determined that no liability is necessary related to these guarantees and indemnities.

        In connection with the Company's acquisition of MOS, LLC in the third quarter of 2008, Alliance subsequently identified a Medicare billing practice related to a portion of MOS, LLC's retail billing operations that raised compliance issues under Medicare reimbursement guidelines. The practice was in place prior to the acquisition and was discontinued when Alliance became aware of it. In accordance with its corporate compliance program, Alliance has entered into discussions with representatives of the federal government to advise them of the issue and seek guidance on appropriate next steps. The discussions are ongoing and no resolution has yet been reached. Although the government may seek repayment and penalties relating to the billing practice, the Company does not expect that such repayment and penalties would have a material impact on the Company's results of operations, cash flows or financial position because the Company believes the amounts it would owe will be substantially or fully off-set by recoveries under the indemnification provisions of the MOS, LLC acquisition purchase agreement.

        The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

13. Related-Party Transactions

        On April 16, 2007, Oaktree and MTS purchased 24,501,505 shares of the Company's common stock from a fund managed by an affiliate of Kohlberg Kravis Roberts & Co ("KKR"). Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. At June 30, 2009, Oaktree and MTS owned in the aggregate approximately 47.4% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.

        Revenue from management agreements with unconsolidated equity investees was $4,398 and $3,788 for the quarters ended June 30, 2008 and 2009, respectively. Revenue from management agreements with unconsolidated equity investees was $9,123 and $8,168 for the six months ended June 30 2008 and 2009, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which is included in the management agreement revenue, who reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as costs of revenues and the reimbursement as revenue in its consolidated statements of operations. For the quarters ended June 30, 2008 and 2009, the amounts of the revenues and expenses were $3,498 and $2,981, respectively. For the six months ended June 30, 2008 and 2009, the amounts of the revenues and expenses were $7,341 and $6,472, respectively.

14. Investments in Unconsolidated Investees

        The Company has direct ownership in six unconsolidated investees at June 30, 2009. The Company owns between 33.3% and 50% of these investees, and provides management services under agreements with four of these investees, expiring at various dates through 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

        Set forth below is certain unaudited financial data for Alliance-HNI, LLC and its subsidiaries, one of the Company's unconsolidated investees:

	December 31, 2008	June 30, 2009
Balance Sheet Data:
Current assets	$6,466	$4,900
Noncurrent assets	14,199	16,306
Current liabilites	4,833	4,926
Noncurrent liabilites	5,704	6,189

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

14. Investments in Unconsolidated Investees (Continued)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Combined Operating Results:
Revenues	$6,737	$5,918	$13,642	$11,684
Expenses	4,885	3,622	9,426	8,606
Net income	1,852	2,296	4,216	3,078
Earnings from unconsolidated investees	926	827	2,108	1,218

        Set forth below is certain unaudited financial data for the aggregate of the Company's unconsolidated investees, including Alliance-HNI, LLC and its subsidiaries:

	December 31, 2008	June 30, 2009
Balance Sheet Data:
Current assets	$9,599	$8,020
Noncurrent assets	19,881	25,065
Current liabilites	7,219	6,468
Noncurrent liabilites	8,450	8,092

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Combined Operating Results:
Revenues	$9,317	$7,962	$18,820	$16,492
Expenses	7,197	5,935	14,267	13,281
Net income	2,120	2,027	4,553	3,211
Earnings from unconsolidated investees	1,090	832	2,314	1,419

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

15. Noncontrolling Interest

        The following table summarizes consolidated stockholders' equity, including noncontrolling interest, in accordance with SFAS 160.

								Stockholders' Equity Attributable to
	Common Stock		Treasury Stock		Additional Paid-In (Deficit) Capital
						Accumulated Comprehensive Income (Loss)	Retained Earnings	Alliance HealthCare Services, Inc.	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	51,519,033	$514	(52,931)	$(430)	$4,606	$(2,159)	$20,996	$23,527	$5,466	$28,993
Exercise of common stock options	11,100	—			48	—	—	48		48
Issuance of common stock under directors' deferred compensation plan	—	—			(164)	—	—	(164)		(164)
Issuance of restricted stock	125,000	1			—	—	—	1		1
Share-based payment					3,030	—	—	3,030		3,030
Stock option income tax benefit					8	—	—	8		8
Unrealized loss on hedging transaction, net of tax					—	(160)	—	(160)		(160)
Net contributions / (distributions)									(2,505)	(2,505)
Net income	—	—	—	—	—	—	8,495	8,495	1,247	9,742

Balance at June 30, 2009	51,655,133	$515	(52,931)	$(430)	$7,528	$(2,319)	$29,491	$34,785	$4,208	$38,993

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading national provider of outpatient diagnostic imaging services, based upon annual revenue and number of diagnostic imaging systems deployed, and are a provider of radiation oncology services. Our principal sources of revenue are derived from magnetic resonance imaging ("MRI") and positron emission tomography/computed tomography ("PET/CT"). We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. We also provide services through a growing number of fixed-site imaging centers, primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which include only the use of our imaging systems under a short-term contract. We are also leveraging our leadership in MRI and PET/CT to expand into radiation oncology. Our radiation oncology business is operated through our wholly-owned subsidiary, Alliance Oncology, LLC, and includes a wide range of services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, radiation oncology delivery, therapy management and follow-up care. Our services include the use of our linear accelerators, therapists to operate such systems, administrative staff, equipment maintenance and upgrades, and management of day-to-day operations. We also provide stereotactic radiation oncology services through our wholly-owned subsidiary, Alliance Radiosurgery, LLC.

        MRI and PET/CT services generated 48% and 39% of our revenue, respectively, for the six months ended June 30, 2009 and 57% and 32% of our revenue, respectively, for the six months ended June 30, 2008. The remaining revenue was comprised of radiation oncology revenue and other modality diagnostic imaging services revenue, primarily computed tomography ("CT") and management contract revenue. We had 491 diagnostic imaging and radiation oncology systems, including 291 MRI systems and 125 positron emission tomography ("PET") or PET/CT systems, and served over 1,000 clients in 46 states at June 30, 2009. We operated 109 fixed-site imaging centers (three in unconsolidated joint ventures) at June 30, 2009, which consists of systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups' offices, and free-standing fixed-site imaging centers, and include systems installed in medical office buildings, ambulatory surgical centers, or other retail space. Of the 109 fixed-site imaging centers, 86 were MRI fixed-site imaging centers, 16 were PET or PET/CT fixed-site imaging centers, four were other modality fixed-site imaging centers and three were in unconsolidated joint ventures. We also operated 23 radiation oncology centers and stereotactic radiosurgery facilities (including two radiation oncology centers in unconsolidated joint ventures) at June 30, 2009.

        Approximately 80% of our revenues for the six months ended June 30, 2009 and 2008 were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients' behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients' receipt of retail reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to ten years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

        Approximately 20% of our revenues for the six months ended June 30, 2009 and 2008 were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenue. Our revenue from these sites is generated from direct billings to patients or their third-party payors, including Medicare, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

        Fixed-site imaging centers and radiation oncology centers can be structured as either wholesale or retail arrangements. Revenues from these centers are included in either our wholesale or retail revenues, respectively.

        For services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene. For example, for 2008, the fee schedule rates were to be reduced by approximately 10.1%. The Medicare, Medicaid and SCHIP Extension Act of 2007 eliminated the 10.1% reduction for 2008 and increased the annual payment rate update by 0.5%. This increase to the annual Medicare Physician Fee Schedule payment update was effective only for Medicare claims with dates of service between January 1, 2008 and June 30, 2008. Beginning July 1, 2008, under the Medicare Improvement for Patients and Providers Act of 2008 ("MIPPA"), the 0.5% increase was continued for the rest of 2008. For 2010, CMS is projecting a rate reduction of 21.5% unless Congress intervenes again to avoid the payment reduction. Legislative proposals have been introduced to revise the statutory formula and prevent the rate reduction.

        In addition, MIPPA established a 1.1% increase to the Medicare Physician Fee Schedule payment update for 2009. MIPPA also modified the methodology by which the budget neutrality formula was applied to the 2009 physician fee schedule payment rates, however, resulting in an overall reduction in payment rates for services performed by many specialties, including an estimated 3% reduction for radiation oncology and 1% reduction for nuclear medicine. The impact of the payment rates on specific companies depends on their service mix. At this time, we estimate slight decreases in rates for our radiation oncology business, but cannot predict the full impact the rate reductions will have on our future revenues or business. Also with respect to MIPPA, the legislation requires all suppliers that provide the technical component of diagnostic MRI, PET/CT, CT, and nuclear medicine to be accredited by an accreditation organization designated by the Centers for Medicare and Medicaid Services ("CMS") by January 1, 2012. Though CMS has not yet designated the accreditation organizations, all our facilities are accredited by The Joint Commission.

        A number of other legislative changes impact our retail business. For example, the Deficit Reduction Act of 2005 ("DRA") imposed caps on Medicare payment rates for certain imaging services furnished in physician's offices and other non-hospital based settings. The caps impact MRI, PET/CT and certain imaging services performed in conjunction with radiation therapy, including certain image guided radiation therapy ("IGRT") services and diagnostic imaging services used to plan intensity modulated radiation therapy ("IMRT"). Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change applies to services furnished on or after January 1, 2007. The limitation is applicable to the technical components of the diagnostic imaging services only, which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule. CMS issues on an annual basis the hospital outpatient prospective payment ("HOPPS") rates, which are used to develop the caps. The reimbursement for the technical component under the Physician Fee Schedule generally allows for higher reimbursement than under HOPPS. The implementation of this reimbursement reduction contained in the DRA had a significant effect on our financial condition and results of operations in 2007, whereas the changes in 2008 through the first six months of 2009 have been limited.

        For payments under the Physician Fee Schedule for calendar year 2010, CMS proposes to change the way it calculates components of the Medicare Physician Fee Schedule. Specifically, CMS proposes to reduce payment rates for services using equipment costing more than $1 million through revisions to usage assumptions from the current 50% usage rate to a 90% usage rate. CMS also proposes to reduce payment for services primarily involving the technical component rather than the physician work component by adjusting downward malpractice payments for these services. The reductions primarily impact radiology and other diagnostic tests. CMS projects that the combined impact of its proposed changes will result in an overall reduction for many specialties, with an estimated 19% reduction in radiation oncology, 11% reduction in radiology, 13% reduction in nuclear medicine and 24% reduction for all suppliers providing the technical component of diagnostic tests generally. These impacts are calculated prior to any application of the projected negative update factor of 21.5% related to MIPPA and, if implemented as proposed, may significantly impact our future revenues both for retail and hospital businesses.

        In addition, as indicated above, the HOPPS payments are the amounts received by our hospital clients for hospital outpatient services. For 2008, the national Medicare HOPPS payment rate for nonmyocardial PET and PET/CT scans was $1,057 per scan and the national payment rate for myocardial PET scans was $1,400 per scan. In its final 2008 HOPPS reimbursement rates, CMS also bundled the PET and PET/CT payment for radiopharmaceuticals with the payment for the PET and PET/CT scan. In addition, CMS reduced the 2008 national Medicare HOPPS rate for MRI scans by approximately 3%. The 2008 national Medicare HOPPS payment rates for stereotactic radiosurgery treatment delivery services ranged from $1,057 to $8,055, depending on the level of service. For 2009, the payment rate for nonmyocardial PET and PET/CT scans is $1,037 per scan. For myocardial PET procedures, the 2009 payment rate is $1,157 per scan. For stereotactic radiosurgery treatment delivery services, the 2009 payment rates range from $952 to $7,642, depending on the level of service. On July 1, 2009, CMS released its proposed 2010 national Medicare HOPPS payment rates. For nonmyocardial PET and PET/CT, the proposed 2010 payment rate is $1,051 per scan. For myocardial PET procedures, the proposed 2010 payment rate is $1,429 per scan. For stereotactic radiosurgery treatment delivery services, the 2010 proposed payment rates range from $894 to $7,714, depending on the level of service. If adopted, these rates would go into effect January 1, 2010.

        For full year 2006, we estimate that approximately 5.6% of our revenue was billed directly to the Medicare program. If the DRA had been in effect for full year 2006, we estimate the reduction in Medicare revenue due to the DRA reimbursement rate decrease would have reduced revenue by approximately $9.7 million and the PET and PET/CT Medicare HOPPS reduction would have reduced revenue by approximately $2.8 million. Combined, the DRA and PET and PET/CT Medicare HOPPS rate reductions would have negatively impacted our 2006 revenue and did impact our 2007 revenue by a total of approximately $12.5 million and $14.0 million, respectively. For 2008 and the first six months of 2009, however, the DRA and the net Medicare rate reductions in HOPPS did not have a material negative effect on revenue and earnings, and we do not believe that such changes will have a material negative effect on revenue and earnings for 2009. Also, in 2008 and in the first six months of 2009, we did not face an increase in pressure in wholesale pricing for PET and PET/CT as a result of the reductions in Medicare reimbursement rates from the implementation of the DRA and revised PET and PET/CT reimbursements under HOPPS. At this time, however, we cannot predict the impact the rate reductions will have on our future revenues or business.

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

        Over the past few years, the growth rate of MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, a growing number of medical groups adding imaging capacity within their practice setting, the increasing trend of third-party payors intensifying their utilization management efforts to control MRI scan volume growth rate and additional patient-related cost-sharing programs. We expect that these trends will continue throughout 2009. Further, a number of payment initiatives are being proposed in the imaging area. President Barack Obama's budget for fiscal year 2010 includes provisions that may require the use of radiology benefit managers to preauthorize certain imaging services for Medicare enrollees. In addition, healthcare reform under the current administration is a priority and legislative proposals may be adopted this year. For example, on July 14, 2009, the America's Affordable Health Choices Act of 2009 ("H.R. 3200") was introduced, which would reduce payment rates for imaging services paid under the Medicare Physician Fee Schedule. The legislation would require payment rates for services using equipment that costs over $1 million to be calculated using revised equipment usage assumptions. The current 50% usage assumption rate would be replaced with a 75% usage rate for such equipment (compared to CMS's 2010 proposed usage rate of 90%, discussed above). The bill also proposes to change the technical component discount on imaging of contiguous body parts during a single imaging session from 25% to 50%. At this time, we cannot predict whether the proposals will be adopted or if adopted, what effect these or any other proposals would have on our future revenues or business.

        We have experienced and continue to experience an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers, or OEMs, selling systems directly to certain of our clients. Typically, OEMs target our higher scan volume clients. This increase in activity by OEMs has resulted in overcapacity of systems in the marketplace. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace these higher volume clients typically with lower volume clients. Our MRI revenues decreased during the six months ended June 30, 2009 compared to the same period in 2008 due to a decrease in demand. We believe that MRI revenues will continue to modestly decline in future years.

        Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009. Continued concerns about the systemic impact of potential long-term and wide-spread recession, inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased market volatility and diminished expectations for the United States economy. Added concerns fueled by the United States government financial assistance to certain companies and other federal government's interventions in the United States financial system has led to increased market uncertainty and instability in both United States and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels. We believe our MRI and PET/CT scan volumes have been impacted during the first six months of 2009 by rising unemployment rates, the number of under-insured or uninsured patients and other conditions arising from the global economic conditions described above. At this time, it is unclear what impact this might have on our future revenues or business.

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

Results of Operations

        The following table shows our consolidated statements of operations as a percentage of revenues for each of the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	51.7	52.0	52.2	52.2
Selling, general and administrative expenses	12.5	13.4	12.8	13.5
Transaction costs	—	0.3	—	0.3
Severance and related costs	0.1	0.1	0.1	0.1
Depreciation expense	17.7	18.1	17.8	18.0
Amortization expense	1.5	2.1	1.5	2.1
Interest expense and other, net	9.2	8.9	9.5	8.5
Loss on extinguishment of debt	0.1	—	0.1	—
Other (income) and expense, net	(0.2)	(0.3)	(0.1)	(0.2)

Total costs and expenses	92.6	94.6	93.9	94.5

Income before income taxes, earnings from unconsolidated investees and noncontrolling interest, net of tax	7.4	5.4	6.1	5.5
Income tax expense	3.3	2.3	2.8	2.3
Earnings from unconsolidated investees	(0.9)	(0.6)	(1.0)	(0.5)

Net income	5.0	3.7	4.3	3.7
Less: Net income attributable to noncontrolling interest, net of tax	(0.8)	(0.5)	(0.7)	(0.5)

Net income attributable to Alliance HealthCare Services, Inc.	4.2%	3.2%	3.6%	3.2%

        The table below provides MRI statistical information for each of the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
MRI statistics
Average number of total systems	305.1	285.0	306.1	285.2
Average number of scan-based systems	256.2	246.5	253.1	244.3
Scans per system per day (scan-based systems)	9.33	9.15	9.19	9.14
Total number of scan-based MRI scans	163,235	152,839	321,943	300,495
Price per scan	$378.64	$375.38	$380.57	$378.13

        The table below provides PET and PET/CT statistical information for each of the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
PET and PET/CT statistics
Average number of systems	79.4	115.9	78.1	113.2
Scans per system per day	6.25	6.03	6.19	6.09
Total number of PET and PET/CT scans	33,248	45,557	64,248	90,670
Price per scan	$1,166	$1,108	$1,182	$1,112

        Following are the components of revenue (in millions) for each of the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Total MRI revenue	$68.7	$62.6	$137.0	$125.2
PET/CT revenue	39.1	51.7	76.4	102.7
Radiation oncology, other modalities and other revenue	15.0	15.7	28.5	33.9

Total	$122.8	$130.0	$241.9	$261.8

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Total fixed-site imaging center revenue (in millions)	$24.9	$29.8	$49.2	$58.9

Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008

        Revenue increased $7.2 million, or 5.9%, to $130.0 million in the second quarter of 2009 compared to $122.8 million in the second quarter of 2008 due to an increase in PET and PET/CT revenues and radiation oncology, other modalities and other revenue, partially offset by a decrease in MRI revenues. PET and PET/CT revenue in the second quarter of 2009 increased $12.6 million, or 32.5%, compared to the second quarter of 2008. Total PET and PET/CT scan volumes increased 37.0% to 45,557 scans in the second quarter of 2009 from 33,248 scans in the second quarter of 2008, primarily as a result of the acquisition of Shared PET Imaging, LLC ("SPI") in the fourth quarter of 2008, the acquisition of Medical Outsourcing Services, LLC ("MOS") in the third quarter of 2008, and growth in our core PET/CT business. The average number of PET and PET/CT systems in service increased to 115.9 systems in the second quarter of 2009 from 79.4 systems in the second quarter of 2008. These PET and PET/CT increases were partially offset by a 5.0% decline in the average price per PET and PET/CT scan, to $1,108 per scan in the second quarter of 2009 compared to $1,166 per scan in the second quarter of 2008. The decline in the average price per PET and PET/CT scan was primarily related to the SPI acquisition, which was largely wholesale in nature and had a lower average price per scan on acquired customer contracts, as well as normal levels of pricing pressure from our wholesale customers. Scans per system per day also decreased 3.5%, to 6.03 scans per system per day in the second quarter of 2009 from 6.25 scans per system per day in the second quarter of 2008. Radiation oncology, other modalities and other revenue increased $0.7 million, or 4.4%, to $15.7 million in the second quarter of 2009 compared to $15.0 million in the second quarter of 2008, primarily due to an increase in radiation oncology revenue, partially offset by a decrease in other modalities and management fee revenue. MRI revenue decreased $6.1 million in the second quarter of 2009, or 8.9%. Scan-based MRI revenue decreased $4.4 million, or 7.1%, to $57.4 million in the second quarter of 2009 from $61.8 million in the second quarter of 2008. Scan-based MRI scan volume decreased 6.4% to 152,839 scans in the second quarter of 2009 from 163,235 scans in the second quarter of 2008, primarily due to a decrease in client demand. Scan-based systems in service decreased to 246.5 systems in the second quarter of 2009 from 256.2 systems in the second quarter of 2008. The average price per MRI scan also decreased to $375.38 per scan in the second quarter of 2009 from $378.64 per scan in the second quarter of 2008. Average scans per system per day decreased by 1.9% to 9.15 in the second quarter of 2009 from 9.33 in the second quarter of 2008. Non scan-based MRI revenue decreased $1.7 million in the second quarter of 2009 over the same period in 2008. Included in the revenue totals above is fixed-site imaging center revenues, which increased $4.9 million, or 19.7%, to $29.8 million in the second quarter of 2009 from $24.9 million in the second quarter of 2008.

        We had 291 MRI systems at June 30, 2009, compared to 306 MRI systems at June 30, 2008. We had 125 PET and PET/CT systems at June 30, 2009, compared to 83 PET and PET/CT systems at June 30, 2008. We operated 109 fixed-site imaging centers (including three in unconsolidated investees) at June 30, 2009, compared to 89 fixed-site imaging centers (including five in unconsolidated investees) at June 30, 2008. We operated 23 radiation oncology centers (including two in unconsolidated investees) at June 30, 2009, compared to 18 radiation oncology centers (including two in unconsolidated investees) at June 30, 2008.

        Cost of revenues, excluding depreciation and amortization, increased $4.2 million, or 6.6%, to $67.7 million in the second quarter of 2009 compared to $63.5 million in the second quarter of 2008. Medical supplies increased $2.2 million, or 39.8%, primarily as a result of an increase in the number of PET and PET/CT scans, which use a radiopharmaceutical as a component of the PET and PET/CT scan. Compensation and related employee expenses increased $1.2 million, or 4.2%, primarily as a result of an increase in average headcount related to acquisitions completed in the second half of 2008. Maintenance and related costs increased $1.1 million, or 8.6%, due to an increase in service costs related to an increase in the number of PET/CT systems in operation and the addition of radiation oncology systems. Site fees increased $0.6 million, or 38.9%, primarily as a result of an increase in the average number of retail fixed-site imaging centers in operation. Outside medical services increased $0.5 million, or 22.7%, primarily as a result of an increase in radiologist service costs. Fuel expenses decreased $0.8 million, or 40.1%, primarily due to a decrease in the average price per gallon of diesel fuel. All other cost of revenues, excluding depreciation and amortization, decreased $0.6 million, or 6.3%. Cost of revenues, as a percentage of revenue, increased to 52.0% in the second quarter of 2009 from 51.7% in the second quarter of 2008 as a result of the factors described above.

        Selling, general and administrative expenses increased $2.1 million, or 14.0%, to $17.4 million in the second quarter of 2009 compared to $15.3 million in the second quarter of 2008. Compensation and related employee expenses increased $1.7 million, or 19.8%, as a result of investments in the infrastructure of the oncology division and an increase in average headcount related to acquisitions completed in the second half of 2008. The provision for doubtful accounts increased $0.4 million, or 65.6%. The provision for doubtful accounts as a percentage of revenue was 1.0% in the second quarter of 2009 compared to 0.6% of revenue in the second quarter of 2008. Share-based payments increased $0.2 million in the second quarter of 2009 from the second quarter of 2008 due to new equity awards granted in the first quarter of 2009. All other selling, general and administrative expenses decreased $0.2 million, or 4.1%. Selling, general and administrative expenses as a percentage of revenue were 13.4% and 12.5% in the second quarters of 2009 and 2008, respectively.

        Transaction costs increased $0.4 million due to acquisition-related costs, which are now required to be expensed as incurred in accordance with Statement of Financial Accounting Standards No. 141(R) (Revised 2007), "Business Combinations" ("SFAS 141(R)").

        We recorded severance and related costs of $0.1 million in the second quarter of 2009 compared to $0.2 million in the second quarter of 2008.

        Depreciation expense increased $1.8 million, or 8.7%, to $23.5 million in the second quarter of 2009 compared to $21.7 million in the second quarter of 2008 as a result of fixed assets acquired in connection with our acquisitions in the second half of 2008.

        Amortization expense increased by $0.9 million, or 46.2%, to $2.8 million in the second quarter of 2009 compared to $1.9 million in the second quarter of 2008, primarily due to the incremental amortization expense for intangible assets acquired in conjunction with our acquisitions in the second half of 2008.

        Interest expense and other, net, increased $0.3 million, or 2.6%, to $11.5 million in the second quarter of 2009 compared to $11.2 million in the second quarter of 2008, primarily due to $0.2 million in non-cash fair value adjustments related to our interest rate swap agreements.

        Income tax expense was $3.1 million and $4.2 million in the second quarters of 2009 and 2008, respectively, resulting in effective tax rates of 42.3% and 44.8% in the second quarters of 2009 and 2008, respectively. Our effective tax rates were higher than the federal statutory rates principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

        Earnings from unconsolidated investees decreased by $0.3 million, or 23.8%, to $0.8 million in the second quarter of 2009 compared to $1.1 million in the second quarter of 2008 due to a decrease in earnings from our unconsolidated investees.

        Net income attributable to noncontrolling interest decreased $0.4 million, or 43.1%, to $0.6 million in the second quarter of 2009 compared to $1.0 million in the second quarter of 2008.

        Net income attributable to Alliance HealthCare Services, Inc. was $4.2 million, or $0.08 per share on a diluted basis, in the second quarter of 2009 compared to $5.1 million, or $0.10 per share on a diluted basis, in the second quarter of 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

        Revenue increased $19.9 million, or 8.2%, to $261.8 million in the first six months of 2009 compared to $241.9 million in the first six months of 2008 due to an increase in PET and PET/CT revenues and radiation oncology, other modalities and other revenue, partially offset by a decrease in MRI revenues. PET and PET/CT revenue in the first six months of 2009 increased $26.3 million, or 34.4%, compared to the first six months of 2008. Total PET and PET/CT scan volumes increased 41.4% to 90,670 scans in the first six months of 2009 from 64,248 scans in the first six months of 2008, primarily as a result of the acquisition of SPI in the fourth quarter of 2008, the acquisition of MOS in the third quarter of 2008, and growth in our core PET/CT business. The average number of PET and PET/CT systems in service increased to 113.2 systems in the first six months of 2009 from 78.1 systems in the first six months of 2008. These PET and PET/CT increases were partially offset by a 5.9% decline in the average price per PET and PET/CT scan, to $1,112 per scan in the first six months of 2009 compared to $1,182 per scan in the first six months of 2008. The decline in the average price per PET and PET/CT scan was primarily related to the SPI acquisition, which was largely wholesale in nature and had a lower average price per scan on acquired customer contracts, as well as normal levels of pricing pressure from our wholesale customers. Scans per system per day also decreased 1.6%, to 6.09 scans per system per day in the first six months of 2009 from 6.19 scans per system per day in the first six months of 2008. Radiation oncology, other modalities and other revenue increased $5.4 million, or 18.6%, to $33.9 million in the first six months of 2009 compared to $28.5 million in the first six months of 2008, primarily due to an increase in radiation oncology revenue. MRI revenue decreased $11.8 million in the first six months of 2009, or 8.6%. Scan-based MRI revenue decreased $8.9 million, or 7.3%, to $113.6 million in the first six months of 2009 from $122.5 million in the first six months of 2008. Scan-based MRI scan volume decreased 6.7% to 300,495 scans in the first six months of 2009 from 321,943 scans in the first six months of 2008, primarily due to a decrease in client demand. Scan-based systems in service decreased to 244.3 systems in the first six months of 2009 from 253.1 systems in the first six months of 2008. The average price per MRI scan also decreased to $378.13 per scan in the first six months of 2009 from $380.57 per scan in the first six months of 2008. Average scans per system per day decreased by 0.5% to 9.14 in first six months of 2009 from 9.19 in first six months of 2008. Non scan-based MRI revenue decreased $2.9 million in the first six months of 2009 over the same period in 2008. Included in the revenue totals above is fixed-site imaging center revenues, which increased $9.7 million, or 19.7%, to $58.9 million in the first six months of 2009 from $49.2 million in the first six months of 2008.

        We had 291 MRI systems at June 30, 2009, compared to 306 MRI systems at June 30, 2008. We had 125 PET and PET/CT systems at June 30, 2009, compared to 83 PET and PET/CT systems at June 30, 2008. We operated 109 fixed-site imaging centers (including three in unconsolidated investees) at June 30, 2009, compared to 89 fixed-site imaging centers (including five in unconsolidated investees) at June 30, 2008. We operated 23 radiation oncology centers (including two in unconsolidated investees) at June 30, 2009, compared to 18 radiation oncology centers (including two in unconsolidated investees) at June 30, 2008.

        Cost of revenues, excluding depreciation and amortization, increased $10.2 million, or 8.1%, to $136.5 million in the first six months of 2009 compared to $126.3 million in the first six months of 2008. Medical supplies increased $4.2 million, or 39.5%, primarily as a result of an increase in the number of PET and PET/CT scans, which use a radiopharmaceutical as a component of the PET and PET/CT scan. Compensation and related employee expenses increased $3.6 million, or 5.9%, primarily as a result of an increase in average headcount related to acquisitions completed in the second half of 2008. Maintenance and related costs increased $2.5 million, or 9.7%, due to an increase in service costs related to an increase in the number of PET/CT systems in operation and the addition of radiation oncology systems. Site fees increased $0.9 million, or 32.3%, primarily as a result of an increase in the average number of retail fixed-site imaging centers in operation. Outside medical services increased $0.6 million, or 13.6%, primarily as a result of an increase in radiologist service costs. Fuel expenses decreased $1.6 million, or 39.5%, primarily due to a decrease in the average price per gallon of diesel fuel. Cost of revenues, as a percentage of revenue, was 52.2% in the first six months of 2009 and 2008.

        Selling, general and administrative expenses increased $4.3 million, or 13.9%, to $35.3 million in the first six months of 2009 compared to $31.0 million in the first six months of 2008. Compensation and related employee expenses increased $3.6 million, or 20.5%, as a result of investments in the infrastructure of the oncology division and an increase in average headcount related to acquisitions completed in the second half of 2008. Share-based payments increased $0.2 million in the first six months of 2009 from the first six months of 2008 due to new equity awards granted in the first quarter of 2009. All other selling, general and administrative expenses increased $0.5 million, or 4.6%. Selling, general and administrative expenses as a percentage of revenue were 13.5% and 12.8% in the first six months of 2009 and 2008, respectively.

        Transaction costs increased $0.8 million due to acquisition-related costs, which are now required to be expensed as incurred in accordance with SFAS 141(R).

        We recorded severance and related costs of $0.3 million in the first six months of 2009 and 2008.

        Depreciation expense increased $4.1 million, or 9.6%, to $47.2 million in the first six months of 2009 compared to $43.1 million in the first six months of 2008 as a result of fixed assets acquired in connection with our acquisitions in the second half of 2008.

        Amortization expense increased by $1.8 million, or 47.8%, to $5.5 million in the first six months of 2009 compared to $3.7 million in the first six months of 2008, primarily due to the incremental amortization expense for intangible assets acquired in conjunction with our acquisitions in the second half of 2008.

        Interest expense and other, net, decreased $0.9 million, or 3.7%, to $22.2 million in the first six months of 2009 compared to $23.1 million in the first six months of 2008, primarily due to $0.6 million in non-cash fair value adjustments related to our interest rate swap agreements and due to lower average interest rates on our credit facility.

        Income tax expense was $6.2 million and $6.8 million in the first six months of 2009 and 2008, respectively, resulting in effective tax rates of 42.3% and 44.5% in the first six months of 2009 and 2008, respectively. Our effective tax rates were higher than the federal statutory rates principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

        Earnings from unconsolidated investees decreased by $0.9 million, or 38.7%, to $1.4 million in the first six months of 2009 compared to $2.3 million in the first six months of 2008 due to a decrease in earnings from our unconsolidated investees.

        Net income attributable to noncontrolling interest decreased $0.4 million, or 23.8%, to $1.2 million in the first six months of 2009 compared to $1.6 million in the first six months of 2008.

        Net income attributable to Alliance HealthCare Services, Inc. was $8.5 million, or $0.16 per share on a diluted basis, in the first six months of 2009 and 2008.

Liquidity and Capital Resources

        Our primary source of liquidity is cash provided by operating activities. We generated $58.8 million and $52.6 million of cash flow from operating activities in the six months ended June 30, 2009 and 2008, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET, other diagnostic imaging and radiation oncology services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts decreased by $0.6 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Our number of days of revenue outstanding for our accounts receivable was 50 days and 46 days as of June 30, 2009 and 2008, respectively, which we believe is among the more favorable in the healthcare service industry.

        Approximately $15.0 million of our $70.0 million revolving line of credit commitments is held by LCPI, a subsidiary of Lehman Brothers, which has filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. We do not expect that LCPI would fund this commitment if requested to do so. We intend to replace LCPI as a lender under our revolving line of credit to the extent we are able to do so given the current condition of the global financial markets. To the extent we are not able to replace LCPI as a lender under the revolving line of credit, we do not expect that their inability to fund their commitment would have a material adverse impact on our liquidity. As of June 30, 2009, excluding the commitment of LCPI, we had $50.5 million of available borrowings under our revolving line of credit.

        Capital expenditures totaled $33.9 million and $26.6 million in the six months ended June 30, 2009 and 2008, respectively. During the first six months of 2009, we purchased seven MRI systems and ten PET/CT systems. We traded-in or sold a total of 36 systems in the six months ended June 30, 2009. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2009 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. Based upon the client demand described above, which dictates the type of equipment purchased, we expect cash capital expenditures to total approximately $60 to $70 million in 2009.

        We used cash of $25.3 million and $35.4 million for investing activities in the six months ended June 30, 2009 and 2008, respectively. Investing activities in the first six months of 2009 and 2008 include $1.3 million and $10.7 million, respectively, which was used for acquisitions. Investing activities in the first six months of 2009 also include $2.8 million in cash provided by a decrease in cash in escrow. We expect to continue to use cash for acquisitions in the future. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We incur capital expenditures for the purposes of:

  •
  purchasing new systems;

  •
  replacing less advanced systems with new systems; and

  •
  providing upgrades of our MRI, PET and PET/CT, and radiation oncology systems and upgrading our corporate infrastructure for future growth.

        At June 30, 2009, we had cash and cash equivalents of $102.9 million. This available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

        At June 30, 2009, we had $100.8 million in our accounts that are with third party financial institutions which exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

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

        SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We adopted SFAS 141(R) on January 1, 2009. We expect SFAS 141(R) will have an impact on accounting for business combinations, but the effect is generally dependent upon acquisitions at that time. The adoption of SFAS 141(R) did not have a material impact on our results of operations, cash flows or financial position for the quarter or six months ended June 30, 2009, except for the presentation of transaction costs as a line in the statements of operations.

        In April 2009, the FASB issued FASB Staff Position ("FSP") No. FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP FAS 141(R)-1"). FSP FAS 141(R)-1 amends the provisions in Statement 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on our results of operations, cash flows or financial position for the quarter or six months ended June 30, 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted SFAS 160 on January 1, 2009. The adoption of SFAS 160 did not have a material impact on our results of operations, cash flows or financial position for the quarter or six months ended June 30, 2009; however, there may be an impact on future transactions. The adoption of SFAS 160 changed the presentation of noncontrolling interest to a component of stockholders' equity, rather than a liability, at June 30, 2009, and the corresponding reclassification as of December 31, 2008. In addition SFAS 160 required the presentation of net income attributable to noncontrolling interest, rather than minority interest expense, for the quarters and six months ended June 30, 2009 and 2008.

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

The adoption of SFAS 161 did not have a material impact on our results of operations, cash flows or financial position for the quarter or six months ended June 30, 2009.

        In June 2008, the FASB issued FSP Emerging Issues Task Force No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP 03-6-1"). FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, "Earnings per Share" ("SFAS 128"). FSP 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively. We adopted the provisions of FSP 03-6-1 on January 1, 2009. We have granted and expect to continue to grant restricted stock awards to our officers and non-employee directors that contain non-forfeitable rights to dividend and dividend equivalents. Such awards are considered participating securities under FSP 03-6-1. As such, we are required to include these awards in the calculation of basic earnings per share and will need to calculate basic earnings per share using the two-class method. Restricted stock awards have previously been included in dilutive earnings per share calculation using the treasury stock method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. We have historically not paid and do not expect to pay dividends in the foreseeable future; however, we must still allocate undistributed earnings between common shareholders and participating securities based on the contractual rights of each security, as if all the earnings for the period have been distributed. Since the adoption of FSP 03-6-1 is to be applied retrospectively, the earnings per share for prior periods will be recalculated to conform to the current year presentation. The weighted-average number of shares used in the basic earnings per share calculation for the quarter or six months ended June 30, 2008 has been has been recalculated using the two-class method to conform to the current year presentation.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which enhances the current guidance on accounting and disclosure requirements for subsequent events. This statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim periods and annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our results of operations, cash flows or financial position. We have evaluated subsequent events through August 5, 2009.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46 (R)" ("SFAS 167"), which enhances the current guidance on disclosure requirements for companies with financial interest in a variable interest entity. This statement amends Interpretation 46 (R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (a) the obligation to absorb losses of the entity or (b) the right to receive benefits from the entity. This statement requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement amends Interpretation 46 (R) to require additional disclosures about an enterprise's involvement in variable interest entities. SFAS 167 is effective for fiscal years beginning after November 15, 2009, with early application prohibited. We will adopt the provisions of SFAS 167 on January 1, 2010. We have not completed our evaluation of the potential impact of the adoption of SFAS 167 on our results of operations, cash flows or financial position.

        In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1 and APB 28-1"). FSP 107-1 and APB 28-1 amend FASB Statement No. 107, "Disclosures about Fair Values of Financial Instruments," to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements. The FSP is effective for periods ending after June 15, 2009. We adopted FSP 107-1 and APB 28-1 for the interim period ended June 30, 2009.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

        Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly in the sections entitled "Overview," "Results of Operations" and "Liquidity and Capital Resources", and elsewhere in this quarterly report on Form 10-Q, are "forward-looking statements," within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as results of operations and financial condition, capital expenditures, economic trends, demand for our services, the consummation of acquisitions and financing transactions and the effect of such transactions on our business and our plans and objectives for future operations and expansion are examples of forward-looking statements. In some cases you can identify these statements by forward-looking words like "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "seek," "intend," and "continue" or similar words. These forward-looking statements are subject to risks and uncertainties which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. These risks and uncertainties include factors affecting our leverage, including fluctuations in interest rates, the risk that the counter-parties to our interest rate swap agreements fail to satisfy their obligations under these agreements, our ability to incur financing, the effect of operating and financial restrictions in our debt instruments, the accuracy of our estimates regarding our capital requirements, the effect of intense levels of competition in our industry, fluctuations or unpredictability of our revenue, including as a result of seasonality, changes in the rates or methods of third party reimbursements for diagnostic imaging and radiation oncology services, changes in the healthcare regulatory environment, our ability to keep pace with technological developments within our industry, the growth in the market for MRI and other services, the disruptive effect of hurricanes and other natural disasters, adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit markets, difficulties we may face in connection with recent, pending or future acquisitions, including unexpected costs or liabilities resulting from the acquisitions, diversion of management's attention from the operation of the business and our ability to integrate acquisitions, and other risks and uncertainties, including those enumerated and described under "Risk Factors" in our Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 2008. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by us.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We provide our services exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

        Our interest expense is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our indebtedness has interest rates which are variable. The recorded carrying amount of our long-term debt under our existing credit agreement approximates fair value as these borrowings have variable rates that reflect currently available terms and conditions for similar debt. Please see Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding fair value versus carrying value. To decrease the risk associated with interest rate increases, we have entered into multiple interest rate swap and collar agreements for a portion of our variable rate debt. These swaps and collars are designated as cash flow hedges of variable future cash flows associated with our long-term debt.

        During 2005 we entered into multiple interest rate collar agreements which had an aggregate notional amount of $178.0 million. Under the terms of these agreements, we purchased a cap on the interest rate of 4.00% and sold a floor of 2.25%. For the six months ended June 30, 2008, we received a net settlement amount of $0.3 million on these collar agreements. The collar agreements matured at various dates between January 2007 and January 2008.

        During the first quarter of 2008, we entered into two interest rate swap agreements with notional amounts of $92.7 million each, to hedge future cash interest payments associated with a portion of our variable rate bank debt (the "2008 swaps"). Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the underlying debt incurs interest based on three-month LIBOR plus 2.50%. For the quarter and six months ended June 30, 2008, we received an immaterial net settlement amount on these swap agreements. For the quarter and six months ended June 30, 2009, we paid a net settlement amount of $0.5 million and $0.4 million, respectively, on these swap agreements. The 2008 swaps are three years in length and mature in 2011. One of these swaps was terminated in February 2009 (the "Lehman Swap"), as discussed below.

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

        During the first quarter of 2009, we replaced the Lehman Swap with an interest rate swap agreement which has a notional amount of $92.7 million and has been designated as a cash flow hedge of variable future cash flows associated with a portion of our long term debt. Under the terms of this agreement, which matures in January 2011, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedge is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%. We received $2.2 million in cash based on the terms of the agreement. For the quarter and six months ended June 30, 2009, we paid a net settlement amount of $0.4 million on this swap agreement.

        Additionally, during the first quarter of 2009, we entered into an interest rate swap agreement which has a notional amount of $56.8 million, to hedge future cash interest payments associated with a portion of the our variable rate bank debt. Under the terms of this agreement, which matures in November 2011, we receive three-month LIBOR and pay a fixed rate of 2.07%. The net effect of the hedge is to record interest expense at a fixed rate of 4.57%, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the quarter and six months ended June 30, 2009, we paid a net settlement amount of $0.1 million on this swap agreement.

        Also during the first quarter of 2009, we entered into a diesel fuel swap agreement which has a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with our purchases of diesel fuel for the mobile fleet. Under the terms of this agreement, which matures in February 2010, we receive the Department of Energy published monthly average price per gallon and pay a fixed rate of $2.63 per gallon. For the quarter and six months ended June 30, 2009, we paid a net settlement amount of $0.1 million on this swap agreement. For the quarter ended June 30, 2009, we recognized income of $0.1 million in other (income) and expense, net due to one month of the agreement not being designated and due to ineffectiveness. For the six months ended June 30, 2009, amounts recognized in other (income) and expense were not material.

        Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. At June 30, 2009, we had cash and cash equivalents of $102.9 million, of which $100.8 million was held in accounts that are with third party financial institutions which exceed the FDIC insurance limits.

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

        In connection with our acquisition of MOS, LLC in the third quarter of 2008, we subsequently identified a Medicare billing practice related to a portion of MOS, LLC's retail billing operations that raised compliance issues under Medicare reimbursement guidelines. The practice was in place prior to the acquisition and was discontinued when we became aware of it. In accordance with our corporate compliance program, we have entered into discussions with representatives of the federal government to advise them of the issue and seek guidance on appropriate next steps. The discussions are ongoing and no resolution has yet been reached. Although the government may seek repayment and penalties relating to the billing practice, we do not expect that such repayment and penalties would have a material impact on our results of operations, cash flows or financial position because we believe the amounts we would owe will be substantially or fully off-set by recoveries under the indemnification provisions of the MOS, LLC acquisition purchase agreement.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  The Annual Meeting of Stockholders of Alliance HealthCare Services, Inc. was held on May 27, 2009.

  (b)
  The following nominees were elected as Class II Directors for a three-year term expiring at the 2012 Annual Meeting: Michael P. Harmon and Larry C. Buckelew. The Class III Directors, Edward L. Samek and Aaron A. Bendikson, whose terms expire at the 2010 Annual Meeting, and the Class I Directors Neil F. Dimick, Paul S. Viviano and Curtis S. Lane, whose terms expire at the 2011 Annual Meeting, continue to serve on our Board of Directors.

  (c)
  Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposal and Vote Tabulation

	Votes Cast			Broker
	For	Against	Abstain	Non-votes
Approval of the appointment of Deloitte & Touche LLP as independent registered public accounting firm for the fiscal year ending December 31, 2009	49,900,795	43,465	1,781	—
Approval of the amendment to the 1999 Equity Plan	35,664,379	12,717,204	6,100	1,558,359

Election of Directors

Director	Votes Received	Votes Withheld
Michael P. Harmon	47,278,141	2,667,901
Larry C. Buckelew	49,270,354	675,688

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
4.5	Third Amendment dated as of December 29, 2004 to Credit Agreement.(6)
4.6	Fourth Amendment dated as of December 19, 2005 to Credit Agreement.(8)
4.7	Fifth Amendment dated as of April 16, 2007 to Credit Agreement.(15)
4.8	Indenture, including the form of Note, dated as of December 4, 2007, between Alliance Imaging, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee.(16)

Exhibit No.		Description
10.1	*	The 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(21)
10.2	*	Two forms of option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(1)
10.3	*	Alliance Directors' Deferred Compensation Plan, as amended and restated.(17)
10.4	*	Employment Agreement dated as of January 1, 2003 between Alliance and Paul S. Viviano.(5)
10.5	*	Agreement Not to Compete dated as of January 1, 2003 between Alliance and Paul S. Viviano.(5)
10.6	*	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(5)
10.7	*	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(5)
10.8		Form of Stockholder's Agreement.(1)
10.9		Registration Rights Agreement dated as of November 2, 1999.(1)
10.10		Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., L.P.(1)
10.11		Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., L.P.(1)
10.12	*	Form of Indemnification Agreement.(2)
10.13	*	Amended and Restated Employment Agreement dated as of May 9, 2005 between Alliance and Paul S. Viviano.(7)
10.14	*	Amended and Restated Agreement Not to Compete dated as of May 9, 2005 between Alliance and Paul S. Viviano.(7)
10.15	*	Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara.(9)
10.16	*	Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara.(9)
10.17	*	2006 Executive Incentive Plan†(10)
10.18	*	Summary of compensation award to Nicholas A. Poan(11)
10.19	*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(13)
10.20	*
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Directors) under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(17)
10.21	*	Form of Stock Bonus Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(13)
10.22	*	Summary of compensation award to Michael F. Frisch(12)
10.23	*	Summary of compensation award to Eli Glovinsky(13)

Exhibit No.		Description
10.24	*	Schedule of 2009 Executive Officer Compensation(20)
10.25	*	Schedule of Non-Employee Director Compensation(20)
10.26		Governance and Standstill Agreement, dated as of March 16, 2007, among Alliance Imaging, Inc., OCM Principal Opportunities Fund IV, LP., and MTS Health Investors II, L.P.(14)
10.27	*	Form of Executive Severance Agreement(14)
10.28		Assignment, dated as of April 16, 2007, to Registration Rights Agreement, dated as of November 2, 1999.(15)
10.29		Amendment No. 2 to Management Agreement, dated as of April 16, 2007, between Alliance and Kohlberg, Kravis Roberts & Co., L.P.(15)
10.30	*	Amendment of Employment Agreement, dated as of April 16, 2007, between Paul S. Viviano and Alliance Imaging, Inc.(15)
10.31	*	Amendment of Employment Agreement, dated as of April 16, 2007, between Howard K. Aihara and Alliance Imaging, Inc.(15)
10.32		Registration Rights Agreement, dated as of December 4, 2007, by and between Alliance Imaging, Inc. and Deutsche Bank Securities Inc. and Piper Jaffray & Co.(16)
10.33	*	New form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(19)
10.34	*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated (For Director Awards Only).(20)
10.35	*	Amendment to the Alliance Imaging, Inc. Directors' Deferred Compensation Plan, as amended and restated.(20)
10.36	*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Paul S. Viviano and Alliance Imaging, Inc.(20)
10.37	*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Howard K. Aihara and Alliance Imaging, Inc.(20)
10.38	*	Form of Amendment of Executive Severance Agreement(20)
23.1		Consent of Independent Registered Public Accounting Firm.(20)
31		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(21)
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(21)

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

ALLIANCE HEALTHCARE SERVICES, INC.
August 5, 2009	By:	/s/ PAUL S. VIVIANO Paul S. Viviano Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
August 5, 2009	By:	/s/ HOWARD K. AIHARA Howard K. Aihara Executive Vice President and Chief Financial Officer (Principal Financial Officer)
August 5, 2009	By:	/s/ NICHOLAS A. POAN Nicholas A. Poan Senior Vice President, Corporate Finance and Chief Accounting Officer (Principal Accounting Officer)