Form 10-Q
period 2009-09-30
Alliance HealthCare Services, Inc
filed 2009-11-05
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2009

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2009:

Common Stock, $.01 par value, 51,867,533 shares

ALLIANCE HEALTHCARE SERVICES, INC.

FORM 10-Q

September 30, 2009

Index

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	December 31, 2008	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$73,305	$129,739
Accounts receivable, net of allowance for doubtful accounts	67,147	68,146
Deferred income taxes	17,719	17,719
Prepaid expenses and other current assets	10,272	7,082
Other receivables	7,902	5,215

Total current assets	176,345	227,901
Equipment, at cost	836,842	846,939
Less accumulated depreciation	(479,609)	(507,224)

Equipment, net	357,233	339,715
Goodwill	193,430	194,243
Other intangible assets, net	110,720	102,806
Deferred financing costs, net	7,173	5,688
Other assets	38,822	31,964

Total assets	$883,723	$902,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,468	$12,407
Accrued compensation and related expenses	18,575	18,293
Accrued interest payable	3,642	8,763
Other accrued liabilities	38,446	34,829
Current portion of long-term debt	7,743	6,670

Total current liabilities	89,874	80,962
Long-term debt, net of current portion	365,323	366,855
Senior subordinated notes	289,496	291,201
Other liabilities	7,901	8,065
Deferred income taxes	102,136	108,480

Total liabilities	854,730	855,563
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock	514	517
Treasury stock	(430)	(430)
Additional paid-in capital	4,606	9,031
Accumulated comprehensive loss	(2,159)	(2,623)
Retained earnings	20,996	32,513

Total stockholders' equity attributable to Alliance HealthCare Services, Inc.	23,527	39,008
Noncontrolling interest	5,466	7,746

Total stockholders' equity	28,993	46,754

Total liabilities and stockholders' equity	$883,723	$902,317

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenues	$128,125	$124,227	$370,027	$386,031
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	67,047	65,515	193,316	202,060
Selling, general and administrative expenses	15,876	15,746	46,878	51,065
Transaction costs	—	79	—	880
Severance and related costs	127	462	453	750
Depreciation expense	21,894	24,184	64,972	71,378
Amortization expense	2,470	2,721	6,215	8,258
Interest expense and other, net	10,706	11,166	33,771	33,380
Loss on extinguishment of debt	—	—	61	—
Other (income) and expense, net	(140)	(244)	(473)	(878)

Total costs and expenses	117,980	119,629	345,193	366,893

Income before income taxes, earnings from unconsolidated investees, and noncontrolling interest, net of tax	10,145	4,598	24,834	19,138
Income tax expense	4,165	2,053	10,998	8,269
Earnings from unconsolidated investees	(1,235)	(1,260)	(3,549)	(2,678)

Net income	7,215	3,805	17,385	13,547
Less: Net income attributable to noncontrolling interest, net of tax	(884)	(783)	(2,520)	(2,030)

Net income attributable to Alliance HealthCare Services, Inc.	$6,331	$3,022	$14,865	$11,517

Comprehensive income, net of taxes:
Net income attributable to Alliance HealthCare Services, Inc.	$6,331	$3,022	$14,865	$11,517
Unrealized loss on hedging transactions, net of taxes	(1,440)	(304)	(215)	(464)

Comprehensive income	$4,891	$2,718	$14,650	$11,053

Earnings per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.12	$0.06	$0.29	$0.22

Diluted	$0.12	$0.06	$0.29	$0.22

Weighted-average number of shares of common stock and common stock equivalents:
Basic	51,072	51,765	51,037	51,691
Diluted	52,073	52,014	51,945	52,157

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2009
Operating activities:
Net income	$17,385	$13,547
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	3,838	1,976
Share-based payment	3,966	4,492
Depreciation and amortization	71,187	79,636
Amortization of deferred financing costs	1,728	1,742
Accretion of discount on senior subordinated notes	1,509	1,705
Adjustment of derivatives to fair value	(682)	(405)
Distributions greater than (less than) undistributed earnings from investees	844	(567)
Noncontrolling interest in subsidiaries	1,012	(3,490)
Deferred income taxes	5,080	6,655
Excess tax benefit from share-based payment arrangements	(218)	(8)
Gain on sale of assets	(473)	(977)
Loss on extinguishment of debt	61	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,744)	(2,898)
Prepaid expenses and other current assets	62	3,212
Other receivables	777	744
Other assets	(8,389)	(1,764)
Accounts payable	(7,152)	(3,776)
Accrued compensation and related expenses	935	(282)
Accrued interest payable	4,403	5,121
Income taxes payable	—	(277)
Other accrued liabilities	7,451	748
Other liabilities	167	—

Net cash provided by operating activities	96,747	105,134

Investing activities:
Equipment purchases	(41,192)	(51,389)
Decrease in deposits on equipment	1,192	270
Acquisitions, net of cash received	(34,582)	(760)
(Increase) decrease in cash in escrow	(3,105)	2,947
Investment in unconsolidated joint ventures	—	(240)
Proceeds from sale of assets	2,713	6,459

Net cash used in investing activities	(74,974)	(42,713)

Financing activities:
Principal payments on equipment debt	(3,589)	(6,204)
Proceeds from equipment debt	396	415
Principal payments on term loan facility	(15,000)	—
Principal payments on senior subordinated notes	(3,541)	—
Payments of debt issuance costs	(973)	(257)
Payments of debt retirement costs	(61)	—
Proceeds from shared-based payment arrangements	576	51
Excess tax benefit from share-based payment arrangements	218	8

Net cash used in financing activities	(21,974)	(5,987)

Net (decrease) increase in cash and cash equivalents	(201)	56,434
Cash and cash equivalents, beginning of period	120,892	73,305

Cash and cash equivalents, end of period	$120,691	$129,739

Supplemental disclosure of cash flow information:
Interest paid	$28,873	$25,555
Income taxes paid, net of refunds	5,491	(1,202)
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$293	$2,132
Capital lease obligations related to the purchase of equipment	2,438	6,955
Capital lease obligations transferred	—	(707)
Comprehensive loss from hedging transactions, net of taxes	(215)	(464)
Equipment debt assumed in connection with acquisitions	2,296	—
Equipment purchases in accounts payable	5,442	595

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates

        Basis of Presentation    The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance HealthCare Services, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2008.

        On January 1, 2009, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, "Business Combinations" [formerly Statement of Financial Accounting Standards ("SFAS") No. 141(R) (Revised 2007), "Business Combinations" ("SFAS 141(R)")], ASC 810, "Consolidation" [formerly SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of Accounting Research Bulletin No. 51" ("SFAS 160")] and ASC 260, "Earnings Per Share" [formerly FASB Staff Position ("FSP") Emerging Issues Task Force No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP 03-6-1")]. As a result of the adoption of ASC 805, the Company is presenting transaction costs as a line on the statement of operations. The adoption of ASC 810 changed the presentation of noncontrolling interest to a component of stockholders' equity, rather than a liability, at September 30, 2009, and the corresponding reclassification as of December 31, 2008. In addition, ASC 810 required the presentation of net income attributable to noncontrolling interest, rather than minority interest expense, for the quarters and nine months ended September 30, 2009 and 2008. The adoption of ASC 260 changed the calculation of basic earnings per share requiring restricted stock awards that have previously been included in the Company's diluted weighted-average shares to be included in basic weighted-average shares. Earnings per share for prior periods has been recalculated to conform to the current year presentation.

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

September 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

2. Transactions

        Effective November 2, 2007, the Company purchased the assets of eight radiation oncology centers in Alabama, Arkansas, Mississippi, and Missouri from Bethesda Resources, Inc., a wholly-owned subsidiary of Sonix, Inc. Many of these centers are sole community providers and are located on or near hospital campuses. Several of these radiation oncology centers operate under certificates of need. The purchase price consisted of $36,500 in cash and $800 in assumed liabilities and transaction costs. The acquisition was financed using internally generated funds and capital leases. As a result of this acquisition, the Company recorded goodwill of $4,246 and acquired intangible assets of $31,230, of which $2,230 was assigned to the physician referral network, which is amortized over seven years and $29,000 was assigned to certificates of need, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. During the nine months ended September 30, 2008, the Company decreased goodwill by $72 as a result of changes in the original valuation of assets acquired and liabilities assumed.

        Effective November 5, 2007, the Company purchased all of the outstanding shares of the New England Health Enterprises Business Trust and all of the outstanding membership interests of New England Imaging Management, LLC, a fixed-site provider of magnetic resonance imaging ("MRI") and computed tomography ("CT"), collectively referred to as New England Health Enterprises, or NEHE. NEHE operated seven fixed-site imaging centers and one mobile MRI system in Maine and Massachusetts. The purchase price consisted of $44,635 in cash, $2,270 in cash which has been held in an escrow account, and $4,592 in assumed liabilities and transaction costs. The acquisition was financed using internally generated funds, borrowings under an Acquisition Credit Facility and capital leases. The Company recorded total goodwill of $19,341, which includes $10,947 of goodwill related to deferred tax liabilities recorded for basis differences in intangible assets as a result of the acquisition. None of the goodwill recorded is deductible for tax purposes. The Company acquired intangible assets of $29,000, of which $15,700 was assigned to the physician referral network, which is amortized over 15 years, $3,800 was assigned to the non-compete agreement, which is amortized over five years, and $9,500 was assigned to certificates of need held by NEHE, which have indefinite useful lives and are not subject to amortization. These assets were recorded at fair value at the acquisition date. At the acquisition date, the acquisition included $2,270 for a contingent payment which was placed in an escrow account, pending the resolution of claims for indemnification and contingent consideration based on certain performance target requirements, which are to be resolved over one to three years following the acquisition date. During the nine months ended September 30, 2009, some of these contingencies were resolved and the Company recorded a decrease to goodwill of $570. The Company received $2,075 from escrow during the first quarter of 2009 and an additional $750 was received in the third quarter of 2009. When the remaining contingencies are resolved and consideration is distributable from the escrow account, the Company will record the fair value of the consideration as additional purchase price to goodwill.

        In the first quarter of 2008, the Company purchased six CyberKnife® robotic radiosurgery facilities from Accuray, Inc. The radiosurgery systems are currently providing radiosurgery services at hospitals located in California, Maryland, New Jersey and Tennessee. The purchase price totaled $10,287 in cash

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

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

        In the third quarter of 2008, the Company purchased all of the outstanding membership interests of Medical Outsourcing Services, LLC ("MOS"), a mobile provider of positron emission tomography/computed tomography ("PET/CT"), based in Naperville, Illinois. MOS operated in nine states, including, Illinois, Indiana, Iowa, Michigan, Missouri, New Jersey, Ohio, Pennsylvania, and Wisconsin. The purchase price consisted of $17,271 in cash, $2,500 in cash which is being held in an escrow account, and $4,564 in assumed liabilities and transaction costs. The Company financed this acquisition using internally generated funds and proceeds from the Company's issuance of the new 7 1/4% Notes. As a result of this acquisition, the Company recorded goodwill of $3,303 and acquired intangible assets of $12,450, of which $3,850 was assigned to the physician referral network, which is being amortized over five years, $6,100 was assigned to customer relationships, which is being amortized over 10 years, and $2,500 was assigned to a non-compete agreement, which is being amortized over three years. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $2,500 for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification, which is expected to be resolved over the three years following the acquisition date. When the contingencies are resolved and consideration is distributable from the escrow account, the Company will record the fair value of the consideration as additional purchase price to goodwill. During the nine months ended September 30, 2009, the Company increased goodwill by $67 as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2008 included six months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations. Please also see further discussion in Note 12 of the Notes to the Condensed Consolidated Financial Statements.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

2. Transactions (Continued)

value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $605 for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification, which will be resolved over the year following the acquisition date. During the second quarter of 2009, $550 was released from escrow, which was recorded to goodwill as additional purchase price. When the remaining contingencies are resolved and consideration is distributable from the escrow account, the Company will record the fair value of the consideration as additional purchase price to goodwill. The year ended December 31, 2008 included approximately five months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        In the fourth quarter of 2008, the Company purchased all of the outstanding membership interests of Shared PET Imaging, LLC ("SPI"), a mobile and fixed-site provider of PET and PET/CT, based in Canton, Ohio. SPI served approximately 90 clients in thirteen states, including Ohio, Michigan, Indiana, Illinois, Florida, Pennsylvania, New York, Tennessee and South Carolina. The purchase price consisted of $34,092 in cash, $2,000 in cash which is being held in an escrow account, and $9,102 in assumed liabilities and transaction costs. The Company financed this acquisition using internally generated funds and proceeds from the Company's issuance of the new 7 1/4% Notes. As a result of this acquisition, the Company recorded goodwill of $6,895 and acquired intangible assets of $9,350, of which $500 was assigned to the physician referral network, which is being amortized over five years, $5,350 was assigned to customer relationships, which is being amortized over 13 years, $3,150 was assigned to a non-compete agreement, which is being amortized over three years, and $350 was assigned to certificates of need held by SPI, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $2,000 for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification, which is expected to be resolved over the 18 months following the acquisition date. When the contingencies are resolved and consideration is distributable from the escrow account, the Company will record the fair value of the consideration as additional purchase price to goodwill. The preliminary values above are subject to adjustment for up to one year after the close of the transaction due to additional information that could result in changes in the original valuation of assets acquired and liabilities assumed. During the nine months ended September 30, 2009, the Company increased goodwill by $383 as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2008 included one month of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

3. Share-Based Payment

        The Company adopted ASC 718, "Compensation—Stock Compensation" [formerly SFAS No. 123(R) (revised December 2004), "Share-Based Payment" ("SFAS 123(R)")] in the fiscal year beginning January 1, 2006, using the modified prospective application transition method. Under

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

3. Share-Based Payment (Continued)

ASC 718, the Company records in its consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after January 1, 2006 under the provisions of ASC 718 and (ii) compensation cost for the unvested portion of options granted prior to January 1, 2006 over their remaining vesting periods using the amounts previously measured under ASC 718 for pro forma disclosure purposes.

        The Company has elected to follow the alternative transition method as described in ASC 718 [formerly FSP FAS123R-3, "Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards"] for computing its beginning additional paid-in capital pool. In addition, the Company treats the tax deductions from stock options as being realized when they reduce taxes payable in accordance with the principles and timing under the relevant tax law.

Stock Option Plans and Awards

        In November 1999, the Company adopted an employee stock option plan (the "1999 Equity Plan") pursuant to which options and awards with respect to a total of 6,325,000 shares of the Company's common stock became available for grant. On May 30, 2007, the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 8,025,000 shares. On May 27, 2009, the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 11,025,000 shares. As of September 30, 2009, a total of 3,221,504 shares were available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to fair value of the Company's common stock at the date of grant, except as noted below. All options have 10-year terms. Options granted after January 1, 2008 are time options which vest 25% each year, over four years. For options granted prior to January 1, 2008, initial stock option grants were comprised 50% of "time options" and 50% of "performance options." The time options have a five-year vesting schedule, vesting 20% per year. The performance options cliff vest after eight years; however, in the event certain operating performance targets are met, up to 20% of the performance options may vest each year, accelerating the vesting period up to five years. Prior to January 1, 2008, subsequent stock options granted under the 1999 Equity Plan to employees were always time options which vest 5% in the first year, 20% in the second year and 25% in years three through five.

        In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company's common stock, of which 35,000 options were outstanding at September 30, 2009. The exercise prices of these options and the fair value of the Company's common stock on the grant date were $5.60 and $9.52 per share, respectively.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

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

        The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

		Nine Months Ended September 30,
	Quarter Ended September 30, 2009
		2008	2009
Risk free interest rate	2.90%	3.44%	1.96%
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	58.4%	53.2%	60.1%
Average expected life (in years)	6.19	6.25	6.25

        There were no stock options granted during the quarter ended September 30, 2008.

        The expected stock price volatility rates are based on a blend of the historical volatility of the Company's common stock and peer implied volatility. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the weighted average period of time that options or awards granted are expected to be outstanding, as calculated using the simplified method described in ASC 718 [formerly Securities and Exchange Commission Staff Accounting Bulletin No. 107], as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

        The following table summarizes the Company's stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	4,014,175	$6.70
Granted	820,000	7.99
Exercised	(11,100)	4.31
Canceled	(207,900)	8.15

Outstanding at September 30, 2009	4,615,175	$6.87	6.11	$1,678

Vested and expected to vest in the future at September 30, 2009	4,165,788	$6.85	6.00	$1,534
Exercisable at September 30, 2009	2,497,560	$6.27	4.58	$1,290

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

3. Share-Based Payment (Continued)

        The weighted average grant-date fair value of options granted during the quarter ended September 30, 2009 was $3.01 per share. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2008 and 2009 was $5.07 per share and $4.59 per share, respectively. The total intrinsic value of options exercised during the quarter ended September 30, 2008 was $677. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2009 was $759 and $51, respectively. The total cash received from employees as a result of stock option exercises was $493 for the quarter ended September 30, 2008. The total cash received from employees as a result of stock option exercises was $576 and $48 for the nine months ended September 30, 2008 and 2009, respectively.

        The following table summarizes the Company's unvested stock option activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	1,916,115	$4.20
Granted	820,000	4.59
Vested	(467,375)	4.03
Canceled	(151,125)	4.55

Unvested at September 30, 2009	2,117,615	$4.36

        At September 30, 2009, the total unrecognized fair value share-based payment related to unvested stock options granted to both employees and non-employees was $5,340, which is expected to be recognized over a remaining weighted-average period of 2.36 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations. The total fair value of shares vested during the quarters ended September 30, 2008 and 2009 was $47, and $38, respectively. The total fair value of shares vested during the nine months ended September 30, 2008 and 2009 was $1,633, and $1,883, respectively.

  Restricted Stock Awards

        The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2007 and 2008, the Company granted 625,000 and 290,000 restricted stock awards ("awards"), respectively, to certain employees of the Company. During the first nine months of 2009, the Company granted 310,000 awards to certain employees and 25,000 awards to non-employees of the Company. These awards cliff vest after three or five years provided that the employee remains continuously employed and the non-employee continues service through the issuance date. On December 31, 2008, the Company granted restricted stock awards to three non-employee directors of the Company who are unaffiliated with Oaktree Capital Management, LLC ("Oaktree") and MTS Health Investors, LLC ("MTS") ("unaffiliated directors")

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

3. Share-Based Payment (Continued)

equal to 11,318 shares of common stock each. These awards to unaffiliated directors cliff vest after one year based on the unaffiliated directors' continued service with the Company through that date. During the nine months ended September 30, 2009, 4,558 of these shares vested due to a change in one of the unaffiliated directors in May 2009. For the quarters ended September 30, 2008 and 2009, the Company recorded share-based payment related to restricted stock awards of $473 and $704, respectively. For the nine months ended September 30, 2008 and 2009, the Company recorded share-based payment related to restricted stock awards of $1,395 and $2,010, respectively. The weighted average grant-date fair value of restricted stock awards granted during the quarter ended September 30, 2009 was $5.25 per share. The weighted average grant-date fair value of restricted stock awards granted during the nine months ended September 30, 2008 and 2009 was $9.26 and $6.26 per share, respectively.

        The following table summarizes the Company's unvested restricted stock activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	938,954	$7.25
Granted	335,000	6.26
Vested	—	—
Canceled	—	—

Unvested at September 30, 2009	1,273,954	$6.99

        At September 30, 2009, the total unrecognized fair value share-based payment related to restricted stock awards granted to employees and non-employees was $3,497, which is expected to be recognized over a remaining weighted-average period of 1.38 years. At September 30, 2009, the total unrecognized fair value share-based payment related to the restricted stock awards granted to unaffiliated directors was $20, which is expected to be recognized over a remaining weighted-average period of 0.25 years. The unaffiliated directors will each receive a restricted stock award on December 31, 2009 and each December 31 thereafter (the "Grant Date") of the number of shares of common stock having a value equal to $80, rounded down to the nearest whole share, and calculated using the average share price of the Company's stock over the fifteen-day period preceding the Grant Date. Such restricted stock awards will fully vest one year after the Grant Date based on the continued service of the non-employee director through the vesting date. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations.

  Restricted Stock Units

        On December 31, 2007, the Company granted restricted stock units to three unaffiliated directors equal to 8,421 shares of common stock each. This number of shares represents the number of shares of the Company's common stock having a value equal to $80, rounded down to the nearest whole share,

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

3. Share-Based Payment (Continued)

and calculated using the average share price of the Company's stock over the fifteen-day period preceding December 31, 2007. These restricted stock units vested on December 31, 2008.

  Stock Bonus Award

        During 2006 and 2007, the Company granted stock bonus awards to certain employees of the Company. On the issuance date, the Company issued a number of shares of the Company's common stock ("shares"), equal to the award divided by the fair market value of the shares at that time, provided that the employee remained continuously employed through the issuance date. During the nine months ended September 30, 2009, the Company issued 125,470 shares related to the stock bonus awards granted in 2006. For the quarters ended September 30, 2008 and 2009, the Company recorded share-based payment related to these grants of $125 and $42, respectively. For the nine months ended September 30, 2008 and 2009, the Company recorded share-based payment related to these grants of $375 and $125, respectively.

        At September 30, 2009, the total unrecognized fair value share-based payment related to the stock bonus awards granted to employees was $42, which is expected to be recognized over a remaining weighted-average period of 0.25 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations.

4. Recent Accounting Pronouncements

        Business Combinations    FASB ASC 805, "Business Combinations" [formerly SFAS 141(R)] significantly changes the accounting for business combinations. Under ASC 805, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC 805 changes the accounting treatment for certain specific items, including:

  •
  Acquisition costs will be generally expensed as incurred;

  •
  Noncontrolling interests (formerly known as "minority interests"—see ASC 810 discussion below) will generally be valued at fair value at the acquisition date;

  •
  Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and

  •
  Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

        ASC 805 also includes a substantial number of new disclosure requirements. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted ASC 805 on January 1, 2009. The Company expects ASC 805 will have an

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

4. Recent Accounting Pronouncements (Continued)

impact on accounting for business combinations, but the effect is generally dependent upon acquisitions at that time. The adoption of ASC 805 did not have a material impact on the Company's results of operations, cash flows or financial position for the quarter or nine months ended September 30, 2009, except for the presentation of transaction costs as a line in the statements of operations.

        FASB ASC 805 [formerly FSP No. FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies"] is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company's results of operations, cash flows or financial position for the quarter or nine months ended September 30, 2009.

        Noncontrolling Interests in Consolidated Financial Statements    FASB ASC 810, "Consolidation" [formerly SFAS 160] establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. ASC 810 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. ASC 810 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company adopted ASC 810 on January 1, 2009. The adoption of ASC 810 did not have a material impact on the Company's results of operations, cash flows or financial position for the quarter or nine months ended September 30, 2009; however, there may be an impact on future transactions. The adoption of ASC 810 changed the presentation of noncontrolling interest to a component of stockholders equity, rather than a liability, at September 30, 2009, and the corresponding reclassification as of December 31, 2008. In addition, ASC 810 required the presentation of net income attributable to noncontrolling interest, rather than minority interest expense, for the quarters and nine months ended September 30, 2009 and 2008.

        Derivative Instruments and Hedging Activities    FASB ASC 815, "Derivatives and Hedging" [formerly SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133" ("SFAS 161")] enhances the current guidance on disclosure requirements for derivative instruments and hedging activities. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. Specifically, ASC 815 requires disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flow. This statement requires qualitative disclosure about the objectives and strategies for using derivatives in terms of the risks that the entity is intending

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

4. Recent Accounting Pronouncements (Continued)

to manage, quantitative disclosures about fair value amounts of gains and losses on derivative instruments in a tabular format, and disclosures about credit-risk-related contingent features in derivative agreements to provide information on potential effect on an entity's liquidity from using derivatives. The derivative instruments shall be distinguished between those used for risk management purposes and those used for other purposes. ASC 815 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. The Company adopted the provisions of ASC 815 on January 1, 2009. The adoption of ASC 815 did not have a material impact on the Company's results of operations, cash flows or financial position for the quarter or nine months ended September 30, 2009.

        Earnings per Share    FASB ASC 260, "Earnings Per Share" [formerly FSP 03-6-1] addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in ASC 260. ASC 260 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. ASC 260 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively. The Company adopted the provisions of ASC 260 on January 1, 2009. The Company granted and expects to continue to grant restricted stock awards to its officers and non-employee directors that contain non-forfeitable rights to dividend and dividend equivalents. Such awards are considered participating securities under ASC 260. As such, the Company is required to include these awards in the calculation of the Company's basic earnings per share and will need to calculate basic earnings per share using the two-class method. Restricted stock awards have previously been included in the Company's dilutive earnings per share calculation using the treasury stock method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company has historically not paid and does not expect to pay dividends in the foreseeable future; however, the Company must still allocate undistributed earnings between common shareholders and participating securities based on the contractual rights of each security, as if all the earnings for the period have been distributed. Since the adoption of ASC 260 is to be applied retrospectively, the earnings per share for prior periods will be recalculated to conform to the current year presentation. The weighted-average number of shares used in the basic earnings per share calculation for the quarter and nine months ended September 30, 2008 has been recalculated using the two-class method to conform to the current year presentation.

        Fair Value of Financial Instruments    FASB ASC 825, "Financial Instruments" [formerly FSP No. FAS 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments"] requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825 is effective for periods ending after June 15, 2009. The Company adopted ASC 825 during the interim period ended June 30, 2009.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

4. Recent Accounting Pronouncements (Continued)

        Subsequent Events    FASB ASC 855, "Subsequent Events" [formerly SFAS No. 165, "Subsequent Events" ("SFAS 165")] enhances the current guidance on accounting and disclosure requirements for subsequent events. This statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. ASC 855 is effective for interim periods and annual financial periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company's results of operations, cash flows or financial position for the quarter or nine months ended September 30, 2009. The Company has evaluated subsequent events through November 5, 2009.

        Variable Interest Entities    SFAS No. 167, "Amendments to FASB Interpretation No. 46 (R)" ("SFAS 167") [not yet re-codified in the ASC] enhances the current guidance on disclosure requirements for companies with financial interest in a variable interest entity. This statement amends FASB Interpretation No. 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (a) the obligation to absorb losses of the entity or (b) the right to receive benefits from the entity. This statement requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement amends FASB Interpretation No. 46(R) to require additional disclosures about an enterprise's involvement in variable interest entities. SFAS 167 is effective for fiscal years beginning after November 15, 2009, with early application prohibited. The Company will adopt the provisions of SFAS 167 on January 1, 2010. The Company has not completed its evaluation of the potential impact of the adoption of SFAS 167 on the Company's results of operations, cash flows or financial position.

        Accounting Standards Codification    FASB ASC 105, "Generally Accepted Accounting Principles" [formerly SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles"] is the single source of authoritative GAAP in the United States. The previous GAAP hierarchy consisted of four levels of authoritative accounting and reporting guidance levels. The ASC eliminated this hierarchy and replaced the previous GAAP with just two levels of literature: authoritative and non-authoritative. The ASC was effective as of July 1, 2009.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

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

        Debt    The fair value of the Company's publicly traded notes was based on the prices of those notes at December 31, 2008 and September 30, 2009. The carrying amount of variable-rate borrowings at September 30, 2009 approximates fair value estimated based on current market rates and credit spreads for similar debt instruments.

        Derivative instruments    Fair value was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period end.

        The estimated fair values of the Company's financial instruments are as follows:

	December 31, 2008		September 30, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$73,305	$73,305	$129,739	$129,739
Fixed-rate debt	289,496	246,750	291,201	287,438
Variable-rate debt	351,600	351,600	351,600	351,600
Derivative instruments—asset position	—	—	59	59
Derivative instruments—liability position	6,008	6,008	6,449	6,449

        The Company adopted ASC 825 [formerly SFAS No. 157, "Fair Value Measurements" ("SFAS 157")] on January 1, 2008. ASC 825 applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 825 requires disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1	Quoted market prices in active markets for identical assets or liabilities.
Level 2	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3	Unobservable inputs that are not corroborated by market data.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

5. Fair Value of Financial Instruments (Continued)

        The following table summarizes the valuation of the Company's financial instruments by the above ASC 825 pricing levels as of September 30, 2009:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$129,739	$129,739	$—	$—
Interest rate swaps—liability position	6,449	—	6,449	—
Fuel swap—asset position	59	—	—	59

        The following table summarizes the Company's fair value measurements of derivative instruments using significant unobservable inputs (Level 3):

Balance as of December 31, 2008	$—
Total gains or losses (realized/unrealized)
Included in earnings	33
Included in other comprehensive income	26

Balance as of September 30, 2009	$59

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$33

        The Company's derivative instruments are primarily pay-fixed, receive- variable interest rate swaps based on London Interbank Offered Rate ("LIBOR") swap rate. The Company has elected to use the income approach to value these derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for interest rate swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates at commonly quoted intervals). The Company has identified both a public and a private data source for use in valuing the Department of Energy ("DOE") diesel fuel swap. There appears to be a material difference in the pricing for diesel fuel contracts traded on NYMEX and the pricing that brokers make available to retail clients hedging changes in the DOE average national diesel fuel price as executed by the Company. As a result the Company has elected to use broker data available from its counterparty and informally corroborated by a second broker to fair value the diesel fuel swap. The September 30, 2009 over-the-counter forward rates were compared to the fixed rates executed by the Company for each forward date. The loss on each forward date was then present valued at LIBOR plus a credit spread of 4.5%. Mid-market pricing is used as a practical expedient for fair value measurements. ASC 825 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty's creditworthiness when in an asset position and the Company's creditworthiness when in a liability position has also been factored

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

5. Fair Value of Financial Instruments (Continued)

into the fair value measurement of the derivative instruments. For additional information please see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

6. Goodwill and Intangible Assets

        Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2008	$193,430
Goodwill acquired during the period	378
Adjustments to goodwill during the period	435

Balance at September 30, 2009	$194,243

        Intangible assets consisted of the following:

	December 31, 2008			September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$89,853	$(33,818)	$56,035	$89,708	$(39,752)	$49,956
Other	14,364	(5,708)	8,656	16,319	(8,032)	8,287

Total amortizing intangible assets	$104,217	$(39,526)	$64,691	$106,027	$(47,784)	$58,243

Intangible assets not subject to amortization			46,029			44,563

Total other intangible assets			$110,720			$102,806

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

        The Company uses a weighted average useful life of 13 years to amortize customer contracts. Other intangible assets subject to amortization are estimated to have a weighted average useful life of four years. Amortization expense for intangible assets subject to amortization was $2,470 and $2,721 for the quarters ended September 30, 2008 and 2009, respectively, and $6,215 and $8,258 for the nine months ended September 30, 2008 and 2009, respectively. The intangible assets not subject to

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

6. Goodwill and Intangible Assets (Continued)

amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.

        Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2009	$10,958
2010	10,909
2011	10,307
2012	8,697
2013	5,933

7. Other Accrued Liabilities

        Other accrued liabilities consisted of the following:

	December 31, 2008	September 30, 2009
Accrued systems rental and maintenance costs	$2,223	$1,914
Accrued site rental fees	1,244	1,074
Accrued property and sales taxes payable	14,867	16,001
Accrued self-insurance expense	7,380	7,448
Accrued equipment payments	4,483	1,574
Other accrued expenses	8,249	6,818

Total	$38,446	$34,829

8. Long-Term Debt and Senior Subordinated Credit Facility

        Long-term debt consisted of the following:

	December 31, 2008	September 30, 2009
Term loan facility	$351,600	$351,600
Senior subordinated notes	300,000	300,000
Discount on senior subordinated notes of 8.5%	(10,504)	(8,799)
Equipment debt	21,466	21,925

Long-term debt, including current portion	662,562	664,726
Less current portion	7,743	6,670

Long-term debt	$654,819	$658,056

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

9. Derivatives

        The Company accounts for derivative instruments and hedging activities in accordance with the provisions of ASC 815 [formerly SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133")] as amended and interpreted. Management generally designates derivatives in a hedge relationship with the identified exposure on the date the Company enters into a derivative contract, as disclosed below. The Company only executes derivative instruments that are economic hedges of exposures that can qualify in hedge relationships under ASC 815. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally assesses effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, then measures and records ineffectiveness. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) because it is probable that the forecasted transaction will not occur, or (iv) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company's derivatives are recorded on the balance sheet at their fair value. For additional information please see Note 5 of the Notes to the Condensed Consolidated Financial Statements. For derivatives accounted for as cash flow hedges, any effective unrealized gains or losses on fair value are included in comprehensive income (loss), net of tax, and any ineffective gains or losses are recognized in income immediately. Amounts recorded in comprehensive income (loss) are reclassified to earnings when the hedged item impacts earnings.

Cash Flow Hedges

Interest Rate Cash Flow Hedges

        The Company has entered into multiple interest rate swap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the nine months ended September 30, 2008 and 2009, the Company had interest rate swap agreements to hedge approximately $185,438 and $242,250 of its variable rate bank debt, respectively, or 28.3% and 36.5% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $4,650 from accumulated other comprehensive loss to interest expense and other, net.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

9. Derivatives (Continued)

Diesel Fuel Cash Flow Hedges

        The Company is exposed to market fluctuations in diesel fuel prices related to its mobile fleet. During the first quarter of 2009, the Company entered into a diesel fuel swap agreement which has a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with the Company purchasing diesel fuel for its mobile fleet. Under the terms of this agreement, which matures in February 2010, the Company receives the Department of Energy published monthly average price per gallon and pays a fixed rate of two dollars and sixty-three cents per gallon. The Company designated this swap as a cash flow hedge of future cash flows associated with its diesel fuel payments. The swap was designated in a cash flow relationship in the month following execution. The loss from trade date to designation date was recorded in other (income) and expense, net. Post-designation the Company records effective changes in the fair value of the swap through comprehensive income (loss) and reclassifies gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel is purchased.

        Quantitative information about the Company's derivatives' impact on performance and operations is provided below:

	Asset Derivatives as of September 30, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Diesel fuel swaps	Other assets	$59

	Liability Derivatives as of September 30, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	Other liabilities	$6,449

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

9. Derivatives (Continued)

The Effect of Designated Derivative Instruments on the Statement of Operations
For the Quarter Ended September 30, 2009

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate swaps	$(1,977)	Interest expense and other, net	$(1,158)	Interest expense and other, net	$(7)
Diesel fuel swaps	(67)	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	9	Other (income) and expense, net	—

Total	$(2,044)		$(1,149)		$(7)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations
For the Quarter Ended September 30, 2009

Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate swaps	Interest expense and other, net	$218
Diesel fuel swaps	Other (income) and expense, net	92

Total		$310

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

9. Derivatives (Continued)

The Effect of Designated Derivative Instruments on the Statement of Operations
For the Nine Months Ended September 30, 2009

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate swaps	$(4,302)	Interest expense and other, net	$(2,552)	Interest expense and other, net	$(25)
Diesel fuel swaps	26	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	(26)	Other (income) and expense, net	(8)

Total	$(4,276)		$(2,578)		$(33)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations
For the Nine Months Ended September 30, 2009

Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate swaps	Interest expense and other, net	$1,225
Diesel fuel swaps	Other (income) and expense, net	46

Total		$1,271

10. Income Taxes

        For the quarter and nine months ended September 30, 2009, the Company recorded a provision for income taxes of $2,053 and $8,269, or 40.5% and 41.8% of the Company's pretax income, respectively. For the quarter and nine months ended September 30, 2008, the Company recorded a provision for income taxes of $4,165 and $10,998, or 39.7% and 42.5% of the Company's pretax income, respectively. The Company's effective tax rates were higher than the federal statutory rates primarily as a result of state income taxes and permanent non-deductible tax items, including share-based payment, unrecognized tax benefits and other permanent differences.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

10. Income Taxes (Continued)

        As of September 30, 2009, the Company has provided a liability for $1,617 for unrecognized tax benefits related to various federal and state income tax matters. This entire amount would reduce the Company's effective income tax rate if recognized.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2009, the Company had approximately $208 in accrued interest and penalties which is included as a component of the $1,617 unrecognized tax benefit noted above.

        The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2006 through 2008. The Company's state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2004 through 2008. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

11. Earnings Per Common Share

        Effective January 1, 2009, the Company adopted ASC 260 [formerly FSP 03-6-1]. ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in ASC 260. ASC 260 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The Company granted and expects to continue to grant restricted stock awards to its officers and non-employee directors that contain non-forfeitable rights to dividend. Such awards are considered participating securities under ASC 260. As such, the Company is required to include these awards in the calculation of the Company's basic earnings per share and will need to calculate basic earnings per share using the two-class method. Restricted stock awards have previously been included in the Company's dilutive earnings per share calculation using the treasury stock method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company has historically not paid and does not expect to pay dividends in the foreseeable future; however, the Company must still allocate undistributed earnings between common shareholders and participating securities based on the contractual rights of each security, as if all the earnings for the period have been distributed. Since the adoption of ASC 260 is to be applied retrospectively, the earnings per share for prior periods will be recalculated to conform to the current year presentation. The weighted-average number of shares used in the basic earnings per share calculation for the quarter and nine months ended September 30, 2008 has been recalculated using the two-class method to conform to the current year presentation.

        Basic net income per share is computed utilizing the two-class method and is calculated based on weighted-average number of common shares outstanding during the periods presented, excluding

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

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

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Numerator:
Net income attributable to Alliance
HealthCare Services, Inc.	$6,331	$3,022	$14,865	$11,517

Denominator:
Denominator for basic earnings per share—weighted-average shares	51,072	51,765	51,037	51,691
Effect of dilutive securities:
Employee stock options	1,001	249	908	466

Denominator for diluted earnings per share—adjusted weighted-average shares	52,073	52,014	51,945	52,157

Earnings per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.12	$0.06	$0.29	$0.22

Diluted	$0.12	$0.06	$0.29	$0.22

Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	383	2,530	458	2,220
Average exercise price per share that exceeds average market price of common stock	$12.39	$8.57	$11.96	$8.89

12. Commitments and Contingencies

        The Company has applied the disclosure provisions of ASC 460, "Guarantees" (formerly FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others") to its agreements that contain guarantee or

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

12. Commitments and Contingencies (Continued)

indemnification clauses. These disclosure provisions expand those required by ASC 440, "Commitments," and ASC 450, "Contingencies" (formerly FASB Statement No. 5, "Accounting for Contingencies"), by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance is remote. The following is a description of arrangements in which the Company is the guarantor or indemnifies a party.

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

        It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At September 30, 2009, the Company has determined that no liability is necessary related to these guarantees and indemnities.

        In connection with the Company's acquisition of MOS, LLC in the third quarter of 2008, Alliance subsequently identified a Medicare billing practice related to a portion of MOS, LLC's retail billing operations that raised compliance issues under Medicare reimbursement guidelines. The practice was in place prior to the acquisition and was discontinued when Alliance became aware of it. In accordance with its corporate compliance program, Alliance has entered into discussions with representatives of the federal government to advise them of the issue and seek guidance on appropriate next steps. The discussions are ongoing and no resolution has yet been reached. Although the government may seek repayment and penalties relating to the billing practice, the Company does not expect that such repayment and penalties, if imposed on the Company, would have a material impact on the Company's results of operations, cash flows or financial position because the Company believes the amounts it would owe will be substantially or fully off-set by recoveries under the indemnification provisions of the MOS, LLC acquisition purchase agreement.

        The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

13. Related-Party Transactions

        On April 16, 2007, Oaktree and MTS purchased 24,501,505 shares of the Company's common stock from a fund managed by an affiliate of Kohlberg Kravis Roberts & Co ("KKR"). Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. At September 30, 2009, Oaktree and MTS owned in the aggregate approximately 47.2% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.

        Revenue from management agreements with unconsolidated equity investees was $4,283 and $3,315 for the quarters ended September 30, 2008 and 2009, respectively. Revenue from management agreements with unconsolidated equity investees was $13,406 and $11,483 for the nine months ended September 30, 2008 and 2009, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which is included in the management agreement revenue, who reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as costs of revenues and the reimbursement as revenue in its consolidated statements of operations. For the quarters ended September 30, 2008 and 2009, the amounts of the revenues and expenses were $3,458 and $2,507, respectively. For the nine months ended September 30, 2008 and 2009, the amounts of the revenues and expenses were $10,983 and $8,979, respectively.

14. Investments in Unconsolidated Investees

        The Company has direct ownership in six unconsolidated investees at September 30, 2009. The Company owns between 33.3% and 50% of these investees, and provides management services under agreements with four of these investees, expiring at various dates through 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

        Set forth below is certain unaudited financial data for Alliance-HNI, LLC and its subsidiaries, one of the Company's unconsolidated investees:

	December 31, 2008	September 30, 2009
Balance Sheet Data:
Current assets	$6,466	$4,506
Noncurrent assets	14,199	15,479
Current liabilites	4,833	4,329
Noncurrent liabilites	5,704	5,462

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

14. Investments in Unconsolidated Investees (Continued)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Combined Operating Results:
Revenues	$7,076	$5,466	$20,718	$17,130
Expenses	4,659	3,697	14,085	12,303
Net income	2,417	1,749	6,633	4,827
Earnings from unconsolidated investees	1,180	873	3,288	2,091

        Set forth below is certain unaudited financial data for the aggregate of the Company's unconsolidated investees, including Alliance-HNI, LLC and its subsidiaries:

	December 31, 2008	September 30, 2009
Balance Sheet Data:
Current assets	$9,599	$8,545
Noncurrent assets	19,881	23,879
Current liabilites	7,219	5,823
Noncurrent liabilites	8,450	7,206

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Combined Operating Results:
Revenues	$9,297	$8,176	$28,117	$24,668
Expenses	6,653	5,661	20,920	18,942
Net income	2,644	2,515	7,197	5,726
Earnings from unconsolidated investees	1,235	1,259	3,549	2,678

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

15. Noncontrolling Interest

        The following table summarizes consolidated stockholders' equity, including noncontrolling interest, in accordance with ASC 805.

								Stockholders' Equity Attributable to
	Common Stock		Treasury Stock
					Additional Paid-In (Deficit) Capital	Accumulated Comprehensive Income (Loss)	Retained Earnings	Alliance HealthCare Services, Inc.	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	51,519,033	$514	(52,931)	$(430)	$4,606	$(2,159)	$20,996	$23,527	$5,466	$28,993
Exercise of common stock options	11,100	—			48	—	—	48		48
Issuance of common stock under directors' deferred compensation plan	—	—			(164)	—	—	(164)		(164)
Issuance of restricted stock	335,000	3			—	—	—	3		3
Share-based payment					4,492	—	—	4,492		4,492
Stock option income tax benefit					8	—	—	8		8
Unrealized loss on hedging transaction, net of tax					—	(464)	—	(464)		(464)
Net contributions / (distributions)					41			41	250	291
Net income	—	—	—	—	—	—	11,517	11,517	2,030	13,547

Balance at September 30, 2009	51,865,133	$517	(52,931)	$(430)	$9,031	$(2,623)	$32,513	$39,008	$7,746	$46,754

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

        MRI and PET/CT services generated 48% and 40% of our revenue, respectively, for the nine months ended September 30, 2009 and 55% and 33% of our revenue, respectively, for the nine months ended September 30, 2008. The remaining revenue was comprised of radiation oncology revenue and other modality diagnostic imaging services revenue, primarily computed tomography ("CT") and management contract revenue. We had 493 diagnostic imaging and radiation oncology systems, including 288 MRI systems and 126 positron emission tomography ("PET") or PET/CT systems, and served over 1,000 clients in 45 states at September 30, 2009. We operated 110 fixed-site imaging centers (three in unconsolidated joint ventures) at September 30, 2009, which consists of systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups' offices, and free-standing fixed-site imaging centers, and include systems installed in medical office buildings, ambulatory surgical centers, or other retail space. Of the 110 fixed-site imaging centers, 86 were MRI fixed-site imaging centers, 16 were PET or PET/CT fixed-site imaging centers, five were other modality fixed-site imaging centers and three were in unconsolidated joint ventures. We also operated 23 radiation oncology centers and stereotactic radiosurgery facilities (including two radiation oncology centers in unconsolidated joint ventures) at September 30, 2009.

        Approximately 80% and 79% of our revenues for the nine months ended September 30, 2009 and 2008, respectively, were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients' behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients' receipt of retail reimbursement from third-party payors. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to ten years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

        Approximately 20% and 21% of our revenues for the nine months ended September 30, 2009 and 2008, respectively, were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenue. Our revenue from these sites is generated from direct billings to patients or their third-party payors, including Medicare, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

        Fixed-site imaging centers and radiation oncology centers can be structured as either wholesale or retail arrangements. Revenues from these centers are included in either our wholesale or retail revenues, respectively.

        For services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene. For example, for 2008, the fee schedule rates were to be reduced by approximately 10.1%. The Medicare, Medicaid and SCHIP Extension Act of 2007 eliminated the 10.1% reduction for 2008 and increased the annual payment rate update by 0.5%. This increase to the annual Medicare Physician Fee Schedule payment update was effective only for Medicare claims with dates of service between January 1, 2008 and June 30, 2008. Beginning July 1, 2008, under the Medicare Improvement for Patients and Providers Act of 2008 ("MIPPA"), the 0.5% increase was continued for the rest of 2008. For 2010, the Centers for Medicare and Medicaid Services ("CMS") are projecting a rate reduction of 21.2% unless Congress intervenes again to avoid the payment reduction. Federal legislative proposals have been introduced to prevent the rate reduction.

        In addition, MIPPA established a 1.1% increase to the Medicare Physician Fee Schedule payment update for 2009. MIPPA also modified the methodology by which the budget neutrality formula was applied to the 2009 physician fee schedule payment rates, however, resulting in an overall reduction in payment rates for services performed by many specialties, including an estimated 3% reduction for radiation oncology and 1% reduction for nuclear medicine. The impact of the payment rates on specific companies depends on their service mix. At this time, we estimate decreases in rates for our radiation oncology business, but cannot predict the full impact the rate reductions will have on our future revenues or business. Also with respect to MIPPA, the legislation requires all suppliers that provide the technical component of diagnostic MRI, PET/CT, CT, and nuclear medicine to be accredited by an accreditation organization designated by CMS by January 1, 2012. Though CMS has not yet designated the accreditation organizations, all our facilities are accredited by The Joint Commission.

        A number of other legislative changes impact our retail business. For example, the Deficit Reduction Act of 2005 ("DRA") imposed caps on Medicare payment rates for certain imaging services furnished in physician's offices and other non-hospital based settings. The caps impact MRI, PET/CT and certain imaging services performed in conjunction with radiation therapy, including certain image guided radiation therapy ("IGRT") services and diagnostic imaging services used to plan intensity modulated radiation therapy ("IMRT"). Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change applies to services furnished on or after January 1, 2007. The limitation is applicable to the technical components of the diagnostic imaging services only, which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule. CMS issues on an annual basis the hospital outpatient prospective payment ("HOPPS") rates, which are used to develop the caps. The reimbursement for the technical component under the Physician Fee Schedule generally allows for higher reimbursement than under HOPPS. The implementation of this reimbursement reduction contained in the DRA had a significant effect on our financial condition and results of operations in 2007, whereas the changes in 2008 through the first nine months of 2009 have been limited.

        The DRA also codified the reduction in reimbursement for multiple images on contiguous body parts, which was previously announced by CMS. The DRA mandated payment at 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session. Initially, CMS announced that it would phase in this reimbursement reduction over a two-year period, to include a 25% reduction for each additional imaging procedure on contiguous body parts in 2006 and an additional 25% reduction in 2007. To date, CMS has not yet implemented the additional 25% reduction scheduled for 2007. Federal legislative proposals have been introduced that would change the percentage reduction from 25% to 50%. It is unclear what impact this change would have on our business if the proposal is passed.

        For payments under the Physician Fee Schedule for calendar year 2010, CMS changes the way it calculates components of the Medicare Physician Fee Schedule. First, CMS will reduce payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the current 50% usage rate to a 90% usage rate. This change would apply to MRI and CT scans, but not for radiation therapy and other therapeutic equipment. Federal legislative proposals have been introduced that would result in lower usage assumptions and, if finalized, would supersede CMS's regulatory changes. Further with respect to its 2010 changes, CMS will also reduce payment for services primarily involving the technical component rather than the physician work component, including the services we provide, by adjusting downward malpractice payments for these services. The reductions primarily impact radiology and other diagnostic tests. All these changes to the Medicare Fee Schedule will be transitioned over a four year period such that beginning in 2013, CMS will fully implement the revised payment rates. CMS projects that the combined impact of these changes, when fully implemented will result in a 5% reduction in radiation oncology, 16% reduction in radiology, 23% reduction in nuclear medicine and 34% reduction for all suppliers providing diagnostic tests generally. For the 2010 transitioned payment, CMS estimates the impact of its changes will result in a 1% reduction in radiation oncology, 5% reduction in radiology, 18% reduction in nuclear medicine and 12% reduction for all suppliers providing the technical component of diagnostic tests generally. These impacts are calculated prior to any application of the projected negative update factor of 21.2% related to MIPPA and may impact our future revenues. If the CMS 2010 reimbursement rates had been in effect for full year 2009, we estimate that our annualized retail revenue related to MRI and radiation oncology would not have been materially impacted.

        In addition, as indicated above, the HOPPS payments are the amounts received by our hospital clients for hospital outpatient services. For 2008, the national Medicare HOPPS payment rate for nonmyocardial PET and PET/CT scans was $1,057 per scan and the national payment rate for myocardial PET scans was $1,400 per scan. In its final 2008 HOPPS reimbursement rates, CMS also bundled the PET and PET/CT payment for radiopharmaceuticals with the payment for the PET and PET/CT scan. In addition, CMS reduced the 2008 national Medicare HOPPS rate for MRI scans by approximately 3%. The 2008 national Medicare HOPPS payment rates for stereotactic radiosurgery treatment delivery services ranged from $1,057 to $8,055, depending on the level of service. For 2009, the payment rate for nonmyocardial PET and PET/CT scans is $1,037 per scan. For myocardial PET procedures, the 2009 payment rate is $1,157 per scan. For stereotactic radiosurgery treatment delivery services, the 2009 payment rates range from $952 to $7,642, depending on the level of service. On October 30, 2009, CMS released its 2010 national Medicare HOPPS payment rates. For nonmyocardial PET and PET/CT, the 2010 payment rate will be $1,037 per scan. For myocardial PET procedures, the 2010 payment rate will be $1,433 per scan. For stereotactic radiosurgery treatment delivery services, the 2010 payment rates range from $963 to $7,344, depending on the level of service. These rates will go into effect January 1, 2010.

        For full year 2006, we estimate that approximately 5.6% of our revenue was billed directly to the Medicare program. If the DRA had been in effect for full year 2006, we estimate the reduction in

Medicare revenue due to the DRA reimbursement rate decrease would have reduced revenue by approximately $9.7 million and the PET and PET/CT Medicare HOPPS reduction would have reduced revenue by approximately $2.8 million. Combined, the DRA and PET and PET/CT Medicare HOPPS rate reductions would have negatively impacted our 2006 revenue and did impact our 2007 revenue by a total of approximately $12.5 million and $14.0 million, respectively. For 2008 and the first nine months of 2009, however, the DRA and the net Medicare rate reductions in HOPPS did not have a material negative effect on revenue and earnings, and we do not believe that such changes will have a material negative effect on total revenue and earnings for full year 2009. Also, in 2008 and in the first nine months of 2009, we did not face an increase in pressure in wholesale pricing for PET and PET/CT as a result of the reductions in Medicare reimbursement rates from the implementation of the DRA and revised PET and PET/CT reimbursements under HOPPS. At this time, however, we cannot predict the impact the rate reductions will have on our future revenues or business.

        Furthermore, with respect to the final Medicare Physician Fee Schedule Rule for calendar year 2009, CMS announced additional performance standards for suppliers of mobile diagnostic services. The final rule requires suppliers of mobile diagnostic services under certain circumstances to enroll in Medicare and bill directly for these services, regardless of where they are performed. An exception was made for services provided to hospital patients under arrangement with that hospital. In those circumstances, the mobile diagnostic facility would be required to enroll in Medicare, but the hospital would bill for the services. On December 15, 2008, CMS issued additional guidance that companies that lease or contract with a Medicare-enrolled provider or supplier to provide only diagnostic testing equipment and/or non-physician personnel are not required to enroll in Medicare. The agency nonetheless indicated that it is continuing to evaluate such arrangements. The new policies have not significantly impacted our business.

        Over the past few years, the growth rate of MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, a growing number of medical groups adding imaging capacity within their practice setting, the increasing trend of third-party payors intensifying their utilization management efforts to control MRI scan volume growth rate and additional patient-related cost-sharing programs. We expect that these trends will continue throughout 2009. Further, a number of payment initiatives are being proposed in the imaging area. President Barack Obama's budget for fiscal year 2010 includes provisions that may require the use of radiology benefit managers to preauthorize certain imaging services for Medicare enrollees. In addition, healthcare reform under the current administration is a priority. If laws are passed, certain changes could become effective as early as next year. Currently, pending at the federal level are a number of proposals in both the Senate and House of Representatives that would substantially change the way health care is financed by both governmental and private insurers. A number of the bills from the Senate and House contain provisions that could impact negatively the payment rates for certain imaging services. At this time, we cannot predict which of the proposals, if any, will be adopted or if adopted, what effect, if any, these or any other proposals would have on our future revenues or business.

        We have experienced and continue to experience an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers, or OEMs, selling systems directly to certain of our clients. Typically, OEMs target our higher scan volume clients. This increase in activity by OEMs has resulted in overcapacity of systems in the marketplace. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace these higher volume clients typically with lower volume clients. Our MRI revenues decreased during the nine months ended September 30, 2009 compared to the same period in 2008 due to a decrease in demand. We believe that MRI revenues will continue to modestly decline in future years.

        Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009. Continued concerns about the systemic impact of potential long-term and wide-spread recession, inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased market volatility and diminished expectations for the United States economy. Added concerns fueled by the United States government financial assistance to certain companies and other federal government's interventions in the United States financial system has led to increased market uncertainty and instability in both United States and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels. We believe our MRI and PET/CT scan volumes have been impacted during the first nine months of 2009 by rising unemployment rates, the number of under-insured or uninsured patients and other conditions arising from the global economic conditions described above. At this time, it is unclear what impact this might have on our future revenues or business.

        As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the United States and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability to timely access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations.

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

Results of Operations

        The following table shows our consolidated statements of operations as a percentage of revenues for each of the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	52.3	52.7	52.2	52.3
Selling, general and administrative expenses	12.4	12.7	12.7	13.2
Transaction costs	—	0.1	—	0.2
Severance and related costs	0.1	0.4	0.1	0.2
Depreciation expense	17.1	19.4	17.5	18.5
Amortization expense	1.9	2.2	1.7	2.1
Interest expense and other, net	8.4	9.0	9.1	8.7
Loss on extinguishment of debt	—	—	0.1	—
Other (income) and expense, net	(0.1)	(0.2)	(0.1)	(0.2)

Total costs and expenses	92.1	96.3	93.3	95.0

Income before income taxes, earnings from unconsolidated investees and noncontrolling interest, net of tax	7.9	3.7	6.7	5.0
Income tax expense	3.3	1.7	3.0	2.2
Earnings from unconsolidated investees	(1.0)	(1.0)	(1.0)	(0.7)

Net income	5.6	3.0	4.7	3.5
Less: Net income attributable to noncontrolling interest, net of tax	(0.7)	(0.6)	(0.7)	(0.5)

Net income attributable to Alliance HealthCare Services, Inc.	4.9%	2.4%	4.0%	3.0%

        The table below provides MRI statistical information for each of the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
MRI statistics
Average number of total systems	305.4	276.7	305.8	282.4
Average number of scan-based systems	255.7	240.2	253.9	242.9
Scans per system per day (scan-based systems)	9.23	8.74	9.21	9.01
Total number of scan-based MRI scans	157,737	141,392	479,680	441,886
Price per scan	$379.44	$383.92	$380.20	$379.99

        The table below provides PET and PET/CT statistical information for each of the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
PET and PET/CT statistics
Average number of scan-based systems	92.0	119.2	82.7	115.2
Scans per system per day	6.17	5.88	6.18	6.02
Total number of PET and PET/CT scans	37,756	45,415	102,004	136,085
Price per scan	$1,196	$1,089	$1,187	$1,105

        Following are the components of revenue (in millions) for each of the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Total MRI revenue	$67.6	$58.8	$204.6	$184.0
PET/CT revenue	45.4	50.0	121.8	152.7
Radiation oncology, other modalities and other revenue	15.1	15.4	43.6	49.3

Total	$128.1	$124.2	$370.0	$386.0

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Total fixed-site imaging center revenue (in millions)	$26.1	$27.7	$75.3	$86.6

Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008

        Revenue decreased $3.9 million, or 3.0%, to $124.2 million in the third quarter of 2009 compared to $128.1 million in the third quarter of 2008 due to a decrease in MRI revenues, partially offset by an increase in PET and PET/CT revenues and radiation oncology, other modalities and other revenue. MRI revenue decreased $8.8 million in the third quarter of 2009, or 13.1%. Scan-based MRI revenue decreased $5.6 million, or 9.3%, to $54.3 million in the third quarter of 2009 from $59.9 million in the third quarter of 2008. Scan-based MRI scan volume decreased 10.4% to 141,392 scans in the third quarter of 2009 from 157,737 scans in the third quarter of 2008, primarily due to a decrease in client demand. Scan-based systems in service decreased to 240.2 systems in the third quarter of 2009 from 255.7 systems in the third quarter of 2008. Average scans per system per day decreased by 5.3% to 8.74 in the third quarter of 2009 from 9.23 in the third quarter of 2008. These decreases were partially offset by an increase in average price per MRI scan to $383.92 per scan in the third quarter of 2009 from $379.44 per scan in the third quarter of 2008. Non scan-based MRI revenue decreased $3.2 million in the third quarter of 2009 over the same period in 2008. PET and PET/CT revenue in the third quarter of 2009 increased $4.6 million, or 10.1%, compared to the third quarter of 2008. Total PET and PET/CT scan volumes increased 20.3% to 45,415 scans in the third quarter of 2009 from 37,756 scans in the third quarter of 2008, primarily as a result of the acquisition of Shared PET Imaging, LLC ("SPI") in the fourth quarter of 2008 and growth in our core PET/CT business. The average number of scan-based PET and PET/CT systems in service increased to 119.2 systems in the third quarter of 2009 from 92.0 systems in the third quarter of 2008. These PET and PET/CT increases were partially offset by an 8.9% decline in the average price per PET and PET/CT scan, to $1,089 per scan in the third quarter of 2009 compared to $1,196 per scan in the third quarter of 2008. The decline in the average price per PET and PET/CT scan was primarily related to the SPI acquisition, which was largely wholesale in nature and had a lower average price per scan on acquired customer contracts, as well as normal levels of pricing pressure from our wholesale customers. Scans per system per day also decreased 4.7%, to 5.88 scans per system per day in the third quarter of 2009 from 6.17 scans per system per day in the third quarter of 2008. Radiation oncology, other modalities and other revenue increased $0.3 million, or 2.2%, to $15.4 million in the third quarter of 2009 compared to $15.1 million in the third quarter of 2008, primarily due to an increase in radiation oncology revenue, partially offset by a decrease in other modalities and management fee revenue. Included in the revenue totals above is fixed-site imaging center revenues, which increased $1.6 million, or 6.0%, to $27.7 million in the third quarter of 2009 from $26.1 million in the third quarter of 2008.

        We had 288 MRI systems at September 30, 2009, compared to 303 MRI systems at September 30, 2008. We had 126 PET and PET/CT systems at September 30, 2009, compared to 88 PET and PET/CT systems at September 30, 2008. We operated 110 fixed-site imaging centers (including three in unconsolidated investees) at September 30, 2009, compared to 92 fixed-site imaging centers (including four in unconsolidated investees) at September 30, 2008. We operated 23 radiation oncology centers (including two in unconsolidated investees) at September 30, 2009, compared to 18 radiation oncology centers (including two in unconsolidated investees) at September 30, 2008.

        Cost of revenues, excluding depreciation and amortization, decreased $1.5 million, or 2.3%, to $65.5 million in the third quarter of 2009 compared to $67.0 million in the third quarter of 2008. Equipment rental expense decreased $1.0 million, or 59.7%, primarily due to a lower number of rental systems in use to support current clients as a result of improved system utilization. Management contract expenses decreased $1.0 million, or 27.5%, as a result of a decrease in expenses incurred on behalf of unconsolidated investees. Fuel expenses decreased $0.9 million, or 42.2%, primarily due to a decrease in the average price per gallon of diesel fuel. License, taxes and other fees decreased $0.7 million, or 50.3% primarily due to a decrease in property taxes related to a decrease in MRI systems in use. Compensation and related employee expenses decreased $0.5 million, or 1.7%, primarily as a result of a decrease in employee benefit costs and incentive compensation, as well as a decrease in average headcount. These decreases were partially offset by an increase in maintenance and related costs of $1.5 million, or 11.3%, due to an increase in service costs related to an increase in the number of PET/CT systems in operation and the addition of radiation oncology systems. Medical supplies increased $1.0 million, or 16.0%, primarily as a result of an increase in the number of PET and PET/CT scans, which use a radiopharmaceutical as a component of the PET and PET/CT scan. All other cost of revenues, excluding depreciation and amortization, increased $0.1 million, or 0.6%. Cost of revenues, as a percentage of revenue, increased to 52.7% in the third quarter of 2009 from 52.3% in the third quarter of 2008 as a result of the factors described above.

        Selling, general and administrative expenses decreased $0.1 million, or 0.8%, to $15.8 million in the third quarter of 2009 compared to $15.9 million in the third quarter of 2008. The provision for doubtful accounts decreased $1.3 million, or 83.3%, primarily due to the collection of higher than normal amounts of aged wholesale receivables and a reduction in bad debt related to our retail receivables in the third quarter of 2009. The provision for doubtful accounts as a percentage of revenue was 0.2% in the third quarter of 2009 compared to 1.2% of revenue in the third quarter of 2008. Compensation and related employee expenses increased $0.8 million, or 9.8%, as a result of investments in the infrastructure of the oncology division and an increase in average headcount related to acquisitions completed in the fourth quarter of 2008. Share-based payments increased $0.2 million in the third quarter of 2009 from the third quarter of 2008 due to new equity awards granted in the first and third quarters of 2009. All other selling, general and administrative expenses increased $0.2 million, or 2.5%. Selling, general and administrative expenses as a percentage of revenue were 12.7% and 12.4% in the third quarters of 2009 and 2008, respectively.

        Transaction costs increased $0.1 million due to acquisition-related costs, which are now required to be expensed as incurred in accordance with Accounting Standards Codification ("ASC") 805, "Business Combinations" [formerly Statement of Financial Accounting Standards ("SFAS") No. 141(R) (Revised 2007), "Business Combinations" ("SFAS 141(R)")].

        We recorded severance and related costs of $0.5 million in the third quarter of 2009 compared to $0.1 million in the third quarter of 2008.

        Depreciation expense increased $2.3 million, or 10.5%, to $24.2 million in the third quarter of 2009 compared to $21.9 million in the third quarter of 2008 as a result of fixed assets acquired in connection with our acquisition in the fourth quarter of 2008.

        Amortization expense increased by $0.2 million, or 10.2%, to $2.7 million in the third quarter of 2009 compared to $2.5 million in the third quarter of 2008, primarily due to the incremental amortization expense for intangible assets acquired in conjunction with our acquisition in the fourth quarter of 2008.

        Interest expense and other, net, increased $0.5 million, or 4.3%, to $11.2 million in the third quarter of 2009 compared to $10.7 million in the third quarter of 2008, primarily due to a $0.7 million non-cash fair value adjustment related to our interest rate swap agreements which reduced interest expense in 2008, partially offset by lower average interest rates on our credit facility in 2009.

        Income tax expense was $2.1 million and $4.2 million in the third quarters of 2009 and 2008, respectively, resulting in effective tax rates of 40.5% and 39.7% in the third quarters of 2009 and 2008, respectively. Our effective tax rates were higher than the federal statutory rates principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

        Earnings from unconsolidated investees increased by $0.1 million, or 2.1%, to $1.3 million in the third quarter of 2009 compared to $1.2 million in the third quarter of 2008 due to an increase in earnings from our unconsolidated investees.

        Net income attributable to noncontrolling interest decreased $0.1 million, or 11.5%, to $0.8 million in the third quarter of 2009 compared to $0.9 million in the third quarter of 2008.

        Net income attributable to Alliance HealthCare Services, Inc. was $3.0 million, or $0.06 per share on a diluted basis, in the third quarter of 2009 compared to $6.3 million, or $0.12 per share on a diluted basis, in the third quarter of 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

        Revenue increased $16.0 million, or 4.3%, to $386.0 million in the first nine months of 2009 compared to $370.0 million in the first nine months of 2008 due to an increase in PET and PET/CT revenues and radiation oncology, other modalities and other revenue, partially offset by a decrease in MRI revenues. PET and PET/CT revenue in the first nine months of 2009 increased $30.9 million, or 25.4%, compared to the first nine months of 2008. Total PET and PET/CT scan volumes increased 33.4% to 136,085 scans in the first nine months of 2009 from 102,004 scans in the first nine months of 2008, primarily as a result of the acquisition of SPI in the fourth quarter of 2008, the acquisition of Medical Outsourcing Services, LLC ("MOS") in the third quarter of 2008, and growth in our core PET/CT business. The average number of scan-based PET and PET/CT systems in service increased to 115.2 systems in the first nine months of 2009 from 82.7 systems in the first nine months of 2008. These PET and PET/CT increases were partially offset by a 6.9% decline in the average price per PET and PET/CT scan, to $1,105 per scan in the first nine months of 2009 compared to $1,187 per scan in the first nine months of 2008. The decline in the average price per PET and PET/CT scan was primarily related to the SPI acquisition, which was largely wholesale in nature and had a lower average price per scan on acquired customer contracts, as well as normal levels of pricing pressure from our wholesale customers. Scans per system per day also decreased 2.6%, to 6.02 scans per system per day in the first nine months of 2009 from 6.18 scans per system per day in the first nine months of 2008. Radiation oncology, other modalities and other revenue increased $5.7 million, or 12.9%, to $49.3 million in the first nine months of 2009 compared to $43.6 million in the first nine months of 2008, primarily due to an increase in radiation oncology revenue. MRI revenue decreased $20.6 million in the first nine months of 2009, or 10.1%. Scan-based MRI revenue decreased $14.5 million, or 7.9%, to $167.9 million in the first nine months of 2009 from $182.4 million in the first nine months of 2008. Scan-based MRI scan volume decreased 7.9% to 441,886 scans in the first nine months of 2009 from 479,680 scans in the first nine months of 2008, primarily due to a decrease in client demand. Scan-based systems in service decreased to 242.9 systems in the first nine months of 2009 from 253.9 systems in the first nine months of 2008. The average price per MRI scan also decreased to $379.99 per scan in the first nine months of 2009 from $380.20 per scan in the first nine months of 2008. Average scans per system per day decreased by 2.2% to 9.01 in first nine months of 2009 from 9.21 in first nine months of 2008. Non scan-based MRI revenue decreased $6.1 million in the first nine months of 2009 over the same period in 2008. Included in the revenue totals above is fixed-site imaging center revenues, which increased $11.3 million, or 14.9%, to $86.6 million in the first nine months of 2009 from $75.3 million in the first nine months of 2008.

        We had 288 MRI systems at September 30, 2009, compared to 303 MRI systems at September 30, 2008. We had 126 PET and PET/CT systems at September 30, 2009, compared to 88 PET and PET/CT systems at September 30, 2008. We operated 110 fixed-site imaging centers (including three in unconsolidated investees) at September 30, 2009, compared to 92 fixed-site imaging centers (including four in unconsolidated investees) at September 30, 2008. We operated 23 radiation oncology centers (including two in unconsolidated investees) at September 30, 2009, compared to 18 radiation oncology centers (including two in unconsolidated investees) at September 30, 2008.

        Cost of revenues, excluding depreciation and amortization, increased $8.8 million, or 4.5%, to $202.1 million in the first nine months of 2009 compared to $193.3 million in the first nine months of 2008. Medical supplies increased $5.3 million, or 30.8%, primarily as a result of an increase in the number of PET and PET/CT scans, which use a radiopharmaceutical as a component of the PET and PET/CT scan. Maintenance and related costs increased $4.0 million, or 10.3%, due to an increase in service costs related to an increase in the number of PET/CT systems in operation and the addition of radiation oncology systems. Compensation and related employee expenses increased $3.0 million, or 3.4%, primarily as a result of an increase in average headcount related to acquisitions completed in the second half of 2008. Site fees increased $1.1 million, or 25.5%, primarily as a result of an increase in the average number of retail fixed-site imaging centers in operation. Outside medical services increased $0.7 million, or 9.2%, primarily as a result of an increase in radiologist service costs. Fuel expenses decreased $2.5 million, or 40.5%, primarily due to a decrease in the average price per gallon of diesel fuel. Management contract expenses decreased $1.8 million, or 16.8%, as a result of a decrease in expenses incurred on behalf of unconsolidated investees. Equipment rental expense decreased $1.6 million, or 45.6%, primarily due to a lower number of rental systems in use to support current clients as a result of improved system utilization. All other cost of revenues, excluding depreciation and amortization, increased $0.6 million, or 4.0%. Cost of revenues, as a percentage of revenue, increased to 52.3% in the first nine months of 2009 from 52.2% in the first nine months of 2008 as a result of the factors described above.

        Selling, general and administrative expenses increased $4.2 million, or 8.9%, to $51.1 million in the first nine months of 2009 compared to $46.9 million in the first nine months of 2008. Compensation and related employee expenses increased $4.4 million, or 17.0%, as a result of investments in the infrastructure of the oncology division and an increase in average headcount related to acquisitions completed in the second half of 2008. Share-based payments increased $0.5 million in the first nine months of 2009 from the first nine months of 2008 due to new equity awards granted in the first and third quarters of 2009. The provision for doubtful accounts decreased $1.8 million, or 48.5%, primarily due to the collection of higher than normal amounts of aged wholesale receivables and a reduction in bad debt related to our retail receivables in the first nine months of 2009. The provision for doubtful accounts as a percentage of revenue was 0.5% in the first nine months of 2009 compared to 1.0% of revenue in the first nine months of 2008. Office expenses increased $0.8 million, or 18.4%, due to increases in office expenses, including rents, office equipment maintenance, and utilities. All other selling, general and administrative expenses increased $0.3 million, or 3.8%. Selling, general and administrative expenses as a percentage of revenue were 13.2% and 12.7% in the first nine months of 2009 and 2008, respectively.

        Transaction costs increased $0.9 million due to acquisition-related costs, which are now required to be expensed as incurred in accordance with ASC 805 [formerly SFAS 141(R)].

        We recorded severance and related costs of $0.8 million in the first nine months of 2009 compared to $0.5 million in the first nine months of 2008.

        Depreciation expense increased $6.4 million, or 9.9%, to $71.4 million in the first nine months of 2009 compared to $65.0 million in the first nine months of 2008 as a result of fixed assets acquired in connection with our acquisitions in the second half of 2008.

        Amortization expense increased by $2.1 million, or 32.9%, to $8.3 million in the first nine months of 2009 compared to $6.2 million in the first nine months of 2008, primarily due to the incremental amortization expense for intangible assets acquired in conjunction with our acquisitions in the second half of 2008.

        Interest expense and other, net, decreased $0.4 million, or 1.2%, to $33.4 million in the first nine months of 2009 compared to $33.8 million in the first nine months of 2008, primarily due to lower average interest rates on our credit facility.

        Income tax expense was $8.3 million and $11.0 million in the first nine months of 2009 and 2008, respectively, resulting in effective tax rates of 41.8% and 42.5% in the first nine months of 2009 and 2008, respectively. Our effective tax rates were higher than the federal statutory rates principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

        Earnings from unconsolidated investees decreased by $0.8 million, or 25.4%, to $2.7 million in the first nine months of 2009 compared to $3.5 million in the first nine months of 2008 due to a decrease in earnings from our unconsolidated investees.

        Net income attributable to noncontrolling interest decreased $0.5 million, or 19.4%, to $2.0 million in the first nine months of 2009 compared to $2.5 million in the first nine months of 2008.

        Net income attributable to Alliance HealthCare Services, Inc. was $11.5 million, or $0.22 per share on a diluted basis, in the first nine months of 2009 compared to $14.9 million, or $0.29 per share on a diluted basis, in the first nine months of 2008.

Liquidity and Capital Resources

        Our primary source of liquidity is cash provided by operating activities. We generated $105.1 million and $96.7 million of cash flow from operating activities in the nine months ended September 30, 2009 and 2008, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET, other diagnostic imaging and radiation oncology services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts decreased by $1.9 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Our number of days of revenue outstanding for our accounts receivable was 50 days and 47 days as of September 30, 2009 and 2008, respectively, which we believe is among the more favorable in the healthcare service industry.

        Approximately $20.0 million of our $70.0 million revolving line of credit commitments are held by LCPI, a subsidiary of Lehman Brothers, and CIT Group Inc. ("CIT"), both of which have filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. We do not expect that LCPI or CIT would fund their commitments if requested to do so. We intend to replace LCPI and CIT as lenders under our revolving line of credit to the extent we are able to do so given the current condition of the global financial markets. To the extent we are not able to replace LCPI or CIT as lenders under the revolving line of credit, we do not expect that their inability to fund their commitments would have a material adverse impact on our liquidity. As of September 30, 2009, excluding the commitments of LCPI and CIT, we had $45.5 million of available borrowings under our revolving line of credit.

        Capital expenditures totaled $51.4 million and $41.2 million in the nine months ended September 30, 2009 and 2008, respectively. During the first nine months of 2009, we purchased 11 MRI systems and 14 PET/CT systems. We traded-in or sold a total of 49 systems in the nine months ended September 30, 2009. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2009 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. Based upon the client demand described above, which dictates the type of equipment purchased, we expect cash capital expenditures to total approximately $60 to $70 million in 2009.

        We used cash of $42.7 million and $75.0 million for investing activities in the nine months ended September 30, 2009 and 2008, respectively. Investing activities in the first nine months of 2009 and 2008 include $0.8 million and $34.6 million, respectively, which was used for acquisitions. Investing activities in the first nine months of 2009 include $2.9 million in cash provided by a decrease in cash in escrow, while investing activities in the first nine months of 2008 include $3.1 million in cash used by an increase in cash in escrow. We expect to continue to use cash for acquisitions in the future. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We incur capital expenditures for the purposes of:

  •
  purchasing new systems;

  •
  replacing less advanced systems with new systems; and

  •
  providing upgrades of our MRI, PET and PET/CT, and radiation oncology systems and upgrading our corporate infrastructure for future growth.

        At September 30, 2009, we had cash and cash equivalents of $129.7 million. This available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

        At September 30, 2009, we had $124.5 million in our accounts that are with third party financial institutions which exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

        We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next one to two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt. The Company expects to utilize substantially all its net operating loss ("NOL") carryforwards in 2009 and therefore anticipates being in a tax paying position with respect to income taxes in 2010.

Recent Accounting Pronouncements

        Financial Accounting Standards Board ("FASB") ASC 805, "Business Combinations" [formerly SFAS 141(R)] significantly changes the accounting for business combinations. Under ASC 805, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC 805 changes the accounting treatment for certain specific items, including:

  •
  Acquisition costs will be generally expensed as incurred;

  •
  Noncontrolling interests (formerly known as "minority interests"—see ASC 810 discussion below) will generally be valued at fair value at the acquisition date;

  •
  Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and

  •
  Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

        ASC 805 also includes a substantial number of new disclosure requirements. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We adopted ASC 805 on January 1, 2009. We expect ASC 805 will have an impact on accounting for business combinations, but the effect is generally dependent upon acquisitions at that time. The adoption of ASC 805 did not have a material impact on our results of operations, cash flows or financial position for the quarter or nine months ended September 30, 2009, except for the presentation of transaction costs as a line in the statements of operations.

        FASB ASC 805 [formerly FASB Staff Position ("FSP") No. FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies"] is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on our results of operations, cash flows or financial position for the quarter or nine months ended September 30, 2009.

        FASB ASC 810, "Consolidation" [formerly SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of Accounting Research Bulletin No. 51" ("SFAS 160")] establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. ASC 810 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. ASC 810 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted ASC 810 on January 1, 2009. The adoption of ASC 810 did not have a material impact on our results of operations, cash flows or financial position for the quarter or nine months ended September 30, 2009; however, there may be an impact on future transactions. The adoption of ASC 810 changed the presentation of noncontrolling interest to a component of stockholders' equity, rather than a liability, at September 30,

2009, and the corresponding reclassification as of December 31, 2008. In addition, ASC 810 required the presentation of net income attributable to noncontrolling interest, rather than minority interest expense, for the quarters and nine months ended September 30, 2009 and 2008.

        FASB ASC 815, "Derivatives and Hedging" [formerly SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133" ("SFAS 161")] enhances the current guidance on disclosure requirements for derivative instruments and hedging activities. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. Specifically, ASC 815 requires disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flow. This statement requires qualitative disclosure about the objectives and strategies for using derivatives in terms of the risks that the entity is intending to manage, quantitative disclosures about fair value amounts of gains and losses on derivative instruments in a tabular format, and disclosures about credit-risk-related contingent features in derivative agreements to provide information on potential effect on an entity's liquidity from using derivatives. The derivative instruments shall be distinguished between those used for risk management purposes and those used for other purposes. ASC 815 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. The provisions of ASC 815 were adopted on January 1, 2009. The adoption of ASC 815 did not have a material impact on our results of operations, cash flows or financial position for the quarter or nine months ended September 30, 2009.

        FASB ASC 260, "Earnings Per Share" [formerly FSP Emerging Issues Task Force No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP 03-6-1")] addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in ASC 260. ASC 260 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. ASC 260 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively. We adopted the provisions of ASC 260 on January 1, 2009. We have granted and expect to continue to grant restricted stock awards to our officers and non-employee directors that contain non-forfeitable rights to dividend and dividend equivalents. Such awards are considered participating securities under ASC 260. As such, we are required to include these awards in the calculation of basic earnings per share and will need to calculate basic earnings per share using the two-class method. Restricted stock awards have previously been included in dilutive earnings per share calculation using the treasury stock method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. We have historically not paid and do not expect to pay dividends in the foreseeable future; however, we must still allocate undistributed earnings between common shareholders and participating securities based on the contractual rights of each security, as if all the earnings for the period have been distributed. Since the adoption of ASC 260 is to be applied retrospectively, the earnings per share for prior periods will be recalculated to conform to the current year presentation. The weighted-average number of shares used in the basic earnings per share calculation for the quarter or nine months ended September 30, 2008 has been recalculated using the two-class method to conform to the current year presentation.

        FASB ASC 825, "Financial Instruments" [formerly FSP No. FAS 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments"] requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825 is effective for periods ending after June 15, 2009. We adopted ASC 825 during the interim period ended June 30, 2009.

        FASB ASC 855, "Subsequent Events" [formerly SFAS No. 165, "Subsequent Events" ("SFAS 165")] enhances the current guidance on accounting and disclosure requirements for subsequent events. This statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. ASC 855 is effective for interim periods and annual financial periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on our results of operations, cash flows or financial position. We have evaluated subsequent events through November 5, 2009.

        SFAS No. 167, "Amendments to FASB Interpretation No. 46 (R)" ("SFAS 167") [not yet re-codified in the ASC] enhances the current guidance on disclosure requirements for companies with financial interest in a variable interest entity. This statement amends FASB Interpretation No. 46 (R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (a) the obligation to absorb losses of the entity or (b) the right to receive benefits from the entity. This statement requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement amends FASB Interpretation No. 46 (R) to require additional disclosures about an enterprise's involvement in variable interest entities. SFAS 167 is effective for fiscal years beginning after November 15, 2009, with early application prohibited. We will adopt the provisions of SFAS 167 on January 1, 2010. We have not completed our evaluation of the potential impact of the adoption of SFAS 167 on our results of operations, cash flows or financial position.

        FASB ASC 105, "Generally Accepted Accounting Principles" [formerly SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles"] is the single source of authoritative GAAP in the United States. The previous GAAP hierarchy consisted of four levels of authoritative accounting and reporting guidance levels. The ASC eliminated this hierarchy and replaced the previous GAAP with just two levels of literature: authoritative and non-authoritative. The ASC was effective as of July 1, 2009.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

        Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly in the sections entitled "Overview," "Results of Operations" and "Liquidity and Capital Resources," and elsewhere in this quarterly report on Form 10-Q, are "forward-looking statements," within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as results of operations and financial condition, capital expenditures, economic trends, demand for our services, the consummation of acquisitions and financing transactions and the effect of such transactions on our business and our plans and objectives for future operations and expansion, are examples of forward-looking statements. In some cases you can identify these statements by forward-looking words like "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "seek," "intend," and "continue" or similar words. These forward-looking statements are subject to risks and uncertainties which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. These risks and uncertainties include factors affecting our leverage, including fluctuations in interest rates, the risk that the counter-parties to our interest rate swap agreements fail to satisfy their obligations under these agreements, our ability to incur financing, the effect of operating and financial restrictions in our debt instruments, the accuracy of our estimates regarding our capital requirements, the effect of intense levels of competition in our industry, fluctuations or unpredictability of our revenue, including as a result of seasonality, changes in the rates or methods of third party reimbursements for diagnostic imaging and radiation oncology services, changes in the healthcare regulatory environment, our ability to keep pace with technological developments within our industry, the growth in the market for MRI and other services, the disruptive effect of hurricanes and other natural disasters, adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit markets, difficulties we may face in connection with recent, pending or future acquisitions, including unexpected costs or liabilities resulting from acquisitions, diversion of management's attention from the operation of the business and our ability to integrate acquisitions, and other risks and uncertainties, including those enumerated and described under "Risk Factors" in our Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 2008. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by us.

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

        During 2005 we entered into multiple interest rate collar agreements which had an aggregate notional amount of $178.0 million. Under the terms of these agreements, we purchased a cap on the interest rate of 4.00% and sold a floor of 2.25%. For the nine months ended September 30, 2008, we received a net settlement amount of $0.3 million on these collar agreements. The collar agreements matured at various dates between January 2007 and January 2008.

        During the first quarter of 2008, we entered into two interest rate swap agreements with notional amounts of $92.7 million each, to hedge future cash interest payments associated with a portion of our variable rate bank debt (the "2008 swaps"). Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the underlying debt incurs interest based on three-month LIBOR plus 2.50%. For the quarter and nine months ended September 30, 2008, we paid a net settlement amount of $0.1 million on these swap agreements. For the quarter and nine months ended September 30, 2009, we paid net settlement amounts of $0.5 million and $0.9 million, respectively, on these swap agreements. The 2008 swaps are three years in length and mature in 2011. One of these swaps was terminated in February 2009 (the "Lehman Swap"), as discussed below.

        The collar agreements and the 2008 swaps have been designated as cash flow hedges of variable future cash flows associated with our long term debt. In accordance with ASC 815 [formerly SFAS 133, "Accounting for Derivative Instruments and Hedging Activities"], the collars and the 2008 swaps are, and will be, recorded at fair value. On a quarterly basis, the fair value of the collars and swaps will be determined based on quoted market prices and, assuming perfect effectiveness, the difference between the fair value and the book value of the collars will be recognized in comprehensive income, a component of shareholders' equity. On a quarterly basis, the fair value of the 2008 swaps will be determined based on the income approach using observable Level 2 inputs under ASC 825 [formerly SFAS No. 157, "Fair Value Measurements" ("SFAS 157")]. The fair market value of the 2008 swaps will be recorded on the balance sheet as assets or liabilities with all effective changes deferred in comprehensive income. Any ineffectiveness of the collars and 2008 swaps is required to be recognized in earnings. The collars outstanding at December 31, 2007 matured during January 2008, and all counterparty obligations were met.

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

        During the first quarter of 2009, we replaced the Lehman Swap with an interest rate swap agreement which has a notional amount of $92.7 million and has been designated as a cash flow hedge of variable future cash flows associated with a portion of our long term debt. Under the terms of this agreement, which matures in January 2011, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedge is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%. We received $2.2 million in cash based on the terms of the agreement. For the quarter and nine months ended September 30, 2009, we paid net settlement amounts of $0.5 million and $0.9 million, respectively, on this swap agreement.

        Additionally, during the first quarter of 2009, we entered into an interest rate swap agreement which has a notional amount of $56.8 million, to hedge future cash interest payments associated with a portion of the our variable rate bank debt. Under the terms of this agreement, which matures in November 2011, we receive three-month LIBOR and pay a fixed rate of 2.07%. The net effect of the hedge is to record interest expense at a fixed rate of 4.57%, as the debt incurs interest based on three-month LIBOR plus 2.50%. For the quarter and nine months ended September 30, 2009, we paid net settlement amounts of $0.2 million and $0.3 million, respectively, on this swap agreement.

        Also during the first quarter of 2009, we entered into a diesel fuel swap agreement which has a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with our purchases of diesel fuel for the mobile fleet. Under the terms of this agreement, which matures in February 2010, we receive the Department of Energy published monthly average price per gallon and pay a fixed rate of $2.63 per gallon. For the quarter ended September 30, 2009, we paid immaterial net settlement amounts on this swap agreement. For the nine months ended September 30,

2009, we paid net settlement amounts of $0.1 million on this swap agreement. For the quarter and nine months ended September 30, 2009, amounts recognized in other (income) and expense were not material.

        Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. At September 30, 2009, we had cash and cash equivalents of $129.7 million, of which $124.5 million was held in accounts that are with third party financial institutions which exceed the FDIC insurance limits.

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

        In connection with our acquisition of MOS, LLC in the third quarter of 2008, we subsequently identified a Medicare billing practice related to a portion of MOS, LLC's retail billing operations that raised compliance issues under Medicare reimbursement guidelines. The practice was in place prior to the acquisition and was discontinued when we became aware of it. In accordance with our corporate compliance program, we have entered into discussions with representatives of the federal government to advise them of the issue and seek guidance on appropriate next steps. The discussions are ongoing and no resolution has yet been reached. Although the government may seek repayment and penalties relating to the billing practice, we do not expect that such repayment and penalties, if imposed on us, would have a material impact on our results of operations, cash flows or financial position because we believe the amounts we would owe will be substantially or fully off-set by recoveries under the indemnification provisions of the MOS, LLC acquisition purchase agreement.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5.    OTHER INFORMATION

        Not applicable.

ITEM 6.    EXHIBITS

  (a)
  Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Alliance.(3)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Alliance.(18)
3.3	Amended and Restated By-laws of Alliance.(3)
3.4	Certain Amended and Restated Provisions of the By-laws of Alliance.(17)

Exhibit No.		Description
4.1		Credit Agreement dated as of November 2, 1999, as amended.(1)
4.2		Specimen certificate for shares of common stock, $.01 par value, of Alliance.(3)
4.3		Second Amendment dated as of June 10, 2002 to Credit Agreement.(4)
4.4
Indenture dated as of December 29, 2004 by and between Alliance and The Bank of New York Trust Company, N.A., as trustee, with respect to $150 million aggregate principal amount of 7 1/4% Senior Subordinated Notes due 2012 and 7 1/4% Series B Senior Subordinated Notes due 2012.(6)
4.5		Third Amendment dated as of December 29, 2004 to Credit Agreement.(6)
4.6		Fourth Amendment dated as of December 19, 2005 to Credit Agreement.(8)
4.7		Fifth Amendment dated as of April 16, 2007 to Credit Agreement.(15)
4.8		Indenture, including the form of Note, dated as of December 4, 2007, between Alliance Imaging, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee.(16)
10.1	*	The 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(21)
10.2	*	Form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(1)
10.3	*	Alliance Directors' Deferred Compensation Plan, as amended and restated.(17)
10.4	*	Employment Agreement dated as of January 1, 2003 between Alliance and Paul S. Viviano.(5)
10.5	*	Agreement Not to Compete dated as of January 1, 2003 between Alliance and Paul S. Viviano.(5)
10.6	*	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(5)
10.7	*	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(5)
10.8		Form of Stockholder's Agreement.(1)
10.9		Registration Rights Agreement dated as of November 2, 1999.(1)
10.10		Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., L.P.(1)
10.11		Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., L.P.(1)
10.12	*	Form of Indemnification Agreement.(2)
10.13	*	Amended and Restated Employment Agreement dated as of May 9, 2005 between Alliance and Paul S. Viviano.(7)
10.14	*	Amended and Restated Agreement Not to Compete dated as of May 9, 2005 between Alliance and Paul S. Viviano.(7)
10.15	*	Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara.(9)

Exhibit No.		Description
10.16	*	Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara.(9)
10.17	*	2006 Executive Incentive Plan†(10)
10.18	*	Summary of compensation award to Nicholas A. Poan(11)
10.19	*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(13)
10.20	*
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Directors) under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(17)
10.21	*	Form of Stock Bonus Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(13)
10.22	*	Summary of compensation award to Michael F. Frisch(12)
10.23	*	Summary of compensation award to Eli H. Glovinsky(13)
10.24	*	Schedule of 2009 Executive Officer Compensation(20)
10.25	*	Schedule of Non-Employee Director Compensation(20)
10.26		Governance and Standstill Agreement, dated as of March 16, 2007, among Alliance Imaging, Inc., OCM Principal Opportunities Fund IV, LP., and MTS Health Investors II, L.P.(14)
10.27	*	Form of Executive Severance Agreement(14)
10.28		Assignment, dated as of April 16, 2007, to Registration Rights Agreement, dated as of November 2, 1999.(15)
10.29		Amendment No. 2 to Management Agreement, dated as of April 16, 2007, between Alliance and Kohlberg Kravis Roberts & Co., L.P.(15)
10.30	*	Amendment of Employment Agreement, dated as of April 16, 2007, between Paul S. Viviano and Alliance Imaging, Inc.(15)
10.31	*	Amendment of Employment Agreement, dated as of April 16, 2007, between Howard K. Aihara and Alliance Imaging, Inc.(15)
10.32		Registration Rights Agreement, dated as of December 4, 2007, by and between Alliance Imaging, Inc. and Deutsche Bank Securities Inc. and Piper Jaffray & Co.(16)
10.33	*	New form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(19)
10.34	*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated (For Director Awards Only).(20)
10.35	*	Amendment to the Alliance Imaging, Inc. Directors' Deferred Compensation Plan, as amended and restated.(20)
10.36	*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Paul S. Viviano and Alliance Imaging, Inc.(20)
10.37	*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Howard K. Aihara and Alliance Imaging, Inc.(20)

Exhibit No.		Description
10.38	*	Form of Amendment of Executive Severance Agreement(20)
23.1		Consent of Independent Registered Public Accounting Firm.(20)
31		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.(22)
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.(22)

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

(14)
Incorporated by reference to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated March 16, 2007 (File No. 001-16609)

(15)
Incorporated by reference to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated April 16, 2007 (File No. 001-16609)

(16)
Incorporated by reference to exhibits filed in response to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated December 4, 2007 (File No. 001-16609)

(17)
Incorporated by reference to exhibits filed in response to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated December 14, 2007 (File No. 001-16609)

(18)
Incorporated by reference to exhibits filed in response to Item 9.01(c), "Exhibits" of the Company's Current Report on Form 8-K, dated February 17, 2009 (File No. 001-16609)

(19)
Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16609)

(20)
Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-16609)

(21)
Incorporated by reference to exhibits filed in response to Item 6, "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-16609).

(22)
Filed herewith

†
Portions of this Exhibit have been redacted due to a request for confidential treatment.

*
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE HEALTHCARE SERVICES, INC.
November 5, 2009	By:	/s/ PAUL S. VIVIANO Paul S. Viviano Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
November 5, 2009	By:	/s/ HOWARD K. AIHARA Howard K. Aihara Executive Vice President and Chief Financial Officer (Principal Financial Officer)
November 5, 2009	By:	/s/ NICHOLAS A. POAN Nicholas A. Poan Senior Vice President, Corporate Finance and Chief Accounting Officer (Principal Accounting Officer)