Form 10-K
period 2009-12-31
Alliance HealthCare Services, Inc
filed 2010-03-09
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, based upon the closing price of the Common Stock as reported by the New York Stock Exchange on such date, was $191.0 million.

        The number of shares outstanding of Common Stock, par value $0.01, as of March 9, 2010 was 52,755,014 shares.

Documents Incorporated by Reference

        The registrant's definitive proxy statement for the Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2009 is incorporated by reference into Part III of this Form 10-K to the extent stated herein.

 PART I

Item 1.    Business.

General

        We are a leading national provider of outpatient diagnostic imaging services, based upon annual revenue and number of diagnostic imaging systems deployed, and a provider of radiation oncology services. Our principal sources of revenue are derived from magnetic resonance imaging ("MRI") and positron emission tomography/computed tomography ("PET/CT"). Unless the context otherwise requires, the words "we" "us," "our," "Company" or "Alliance" as used in this 10-K refers to Alliance HealthCare Services, Inc. and our direct and indirect subsidiaries. We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared- service and full-time service basis. We also provide services through a growing number of fixed-site imaging centers, primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which include only the use of our imaging systems under a short-term contract. We have also leveraged our leadership in MRI and PET/CT to expand into radiation oncology. Our radiation oncology business is operated through our wholly-owned subsidiary, Alliance Oncology, LLC, and includes a wide range of services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, radiation oncology delivery, therapy management and follow-up care. Our services include the use of our linear accelerators, therapists to operate such systems, administrative staff, equipment maintenance and upgrades, and management of day-to-day operations. We also provide stereotactic radiation oncology services through our wholly-owned subsidiary, Alliance Radiosurgery, LLC.

        MRI and PET/CT services generated 47% and 40% of our revenue, respectively, for the year ended December 31, 2009, 54% and 34% of our revenue, respectively, for the year ended December 31, 2008 and 60% and 31% of our revenue, respectively, for the year ended December 31, 2007. The remaining revenue was comprised of radiation oncology revenue, and other modality diagnostic imaging services revenue, primarily computed tomography ("CT"), and management contract revenue. We had 507 diagnostic imaging and radiation oncology systems, including 295 MRI systems and 126 positron emission tomography ("PET") or PET/CT systems, and served over 1,000 clients in 45 states at December 31, 2009. We operated 116 fixed-site imaging centers (three in unconsolidated joint ventures), which constitutes systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups' offices, and free-standing fixed-site imaging centers, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space at December 31, 2009. Of the 116 fixed-site imaging centers, 91 were MRI fixed-site imaging centers, 16 were PET or PET/CT fixed-site imaging centers, six were other modality fixed-site imaging centers and three were in unconsolidated joint ventures. We also operated 25 radiation oncology centers and stereotactic radiosurgery facilities (including two radiation oncology centers in unconsolidated joint ventures) at December 31, 2009.

        Approximately 80%, 79% and 89% of our revenues for the years ended December 31, 2009, 2008 and 2007, respectively, were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients' behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients' receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

        Approximately 20%, 21% and 11% of our revenues for the years ended December 31, 2009, 2008 and 2007, respectively, were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenue. Our revenue from these sites is generated from direct billings to patients or their third-party payors, including Medicare, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

        Fixed-site imaging centers and radiation oncology centers can be structured as either wholesale or retail arrangements. Our contracts for radiation oncology services average approximately 10 to 20 years in length. Revenues from these centers are included in either our wholesale or retail revenues.

        Our clients, primarily small-to-mid-sized hospitals, contract with us to provide diagnostic imaging and radiation oncology systems and services in order to:

  •
  take advantage of our extensive diagnostic imaging and radiation oncology project management experience;

  •
  avoid capital investment and financial risk associated with the purchase of their own systems;

  •
  provide access to MRI, PET and PET/CT, radiation oncology and other services for their patients when the demand for these services does not justify the purchase of dedicated, full-time systems;

  •
  benefit from upgraded imaging systems and technology without direct capital expenditures;

  •
  eliminate the need to recruit, train and manage qualified technologists or therapists and oncologists;

  •
  make use of our ancillary services; and

  •
  gain access to services under our regulatory and licensing approvals when they do not have these approvals.

        We were incorporated in the state of Delaware on May 27, 1987 as Alliance Imaging, Inc. On February 17, 2009, we changed our name to Alliance HealthCare Services, Inc.

Significant 2009 Corporate Events

        During December 2009, we entered into and completed various debt related transactions in order to expand our borrowing capacity and extend the maturity of our debt (the "Refinance Transaction"). In order to accomplish this, we retired substantially all of our $300.0 million 7 1/4% senior subordinated notes due 2012 (the "7 1/4% Notes") through a cash tender offer (the "Tender Offer") and repaid the balance of $351.6 million on our existing Tranche C1 term loan facility (the "Old Term Loan"). In conjunction with the Refinance Transaction we also entered into a new senior secured credit agreement (the "New Credit Facility"), comprised of a $460.0 million term loan (the "New Term Loan") maturing June 2016 and a $120.0 million revolving facility (the "New Revolving Credit Facility") maturing December 2014. Borrowings under the New Term Loan were issued at 98.0% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the loan. We also issued $190.0 million of 8% senior notes due 2016 (the "8% Notes") in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended. The 8% Notes were issued at 98.69% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the notes. Borrowings under the New Credit Facility bear interest through maturity at a variable rate based upon, at our option, either London InterBank Offered Rate ("LIBOR") or the base rate (which is the highest of the administrative agent's prime rate, one-half of 1.00% in excess of the overnight federal funds rate, and 1.00% in excess of the one-month LIBOR rate), plus in each case, an applicable margin. With respect to the New Term Loan, the applicable margin for LIBOR loans is 3.50% per annum, and with respect to the New Revolving Credit Facility, the applicable margin for LIBOR loans ranges, based on the applicable leverage ratio, from 3.25% to 3.75% per annum, in each case, with a LIBOR floor of 2.00%. With respect to the New Term Loan, the applicable margin for base rate loans is 2.50% per annum, and with respect to the New Revolving Credit Facility, the applicable margin for base rate loans ranges, based on the applicable leverage ratio, from 2.25% to 2.75% per annum. We used the proceeds from these transactions and existing cash to complete the Tender Offer and purchase $294.4 million of the 7 1/4% Notes at a purchase price equal to 100.125% of the principal amount, together with the accrued interest to the purchase date. We also used the proceeds from these transactions to pay off the Old Term Loan and redeem the remaining $5.6 million of 7 1/4% notes in January 2010 at a redemption price equal to 100.0% of the principal amount, together with accrued interest to the redemption date. We incurred a loss on extinguishment of debt of $14.6 million related to the Refinance Transaction, which represents the tender premium and consent payment to redeem the 7 1/4% Notes, write-off of unamortized debt issuance costs related to the retired debt, and other fees and expenses.

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

PET, PET/CT and CT

        PET is a nuclear medicine procedure that produces images of the body's metabolic and biologic functions. PET can provide earlier detection of certain cancers, coronary diseases or neurologic problems than other diagnostic imaging systems. It is also useful for the monitoring of these conditions. PET can detect the presence of disease at an early stage. The ability of PET technology to measure metabolic activity assists in the identification of lesions and the assessment of organ health. A growing body of clinical research supports PET as a diagnostic tool for cancer diagnosis, staging, and treatment monitoring. Early detection of these conditions enables a broader range of treatments. The expansion of Centers for Medicare & Medicaid Services ("CMS") coverage has driven the growth of PET. Since 1998, CMS has expanded coverage of PET procedures to include the diagnosis, staging, and restaging of lung, esophageal, colorectal, breast, head and neck cancers, lymphoma, and melanoma. Additionally, Medicare covers the use of PET scans for the diagnosis and treatment of dementia and neurodegenerative diseases, as well as for brain, cervical, ovarian, pancreatic, small lung cell, and testicular cancers. Under CMS's current national coverage determination, PET is covered for the detection of pre-treatment metastases in newly diagnosed cervical cancer, as well as for brain, ovarian, pancreatic, small cell lung, and testicular cancers, where provided as part of certain types of clinical trials. In April 2009, CMS adopted a coverage framework that replaces the four-part diagnosis, staging, restaging and monitoring categories with a two-part framework. This new framework differentiates fluorodeoxyglucose ("FDG") PET imaging used to inform the initial treatment strategy from other uses to guide subsequent treatment strategies after the completion of initial treatment. This change applies to all national coverage determinations that address coverage of FDG PET for oncologic conditions.

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

        We estimate that approximately 60% of all new cancer patients are treated with some form of radiation therapy each year. Radiation therapy often is used together with other oncology treatments such as chemotherapy and surgery. A typical radiation oncology department provides a wide range of services for cancer patients. These include: initial consultation; preparation for treatment; imaging, planning, and simulation for the treatment; delivery of radiation therapy treatments; management of the total course of therapy; and follow-up care. The radiation can be delivered by a number of different technologies including linear accelerators and radioactive isotopes.

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

Our Competitive Strengths

A leading national provider of shared-service and fixed-site MRI and PET/CT services

        We are a leading national provider of shared-service and fixed-site MRI and PET/CT services, based on annual revenue and number of diagnostic imaging systems deployed. As of December 31, 2009, we had 295 MRI systems, 126 PET or PET/CT systems, and 86 other diagnostic imaging systems in operation. Our size allows us to achieve operating, sourcing and administrative efficiencies, including (i) the ability to maximize utilization through efficient deployment of our mobile systems and (ii) equipment and medical supply sourcing savings and favorable maintenance contracts from equipment manufacturers and other suppliers.

Ability to expand into radiation oncology using our leading national position in MRI and PET/CT services

        We have relationships with more than 1,000 hospitals and healthcare providers in 45 states throughout the nation. This national footprint has enabled us to leverage our position as a trusted partner to healthcare providers to expand our services beyond diagnostic imaging and into radiation oncology, transforming us into a more complete outsourced service provider to our clients.

Comprehensive diagnostic and treatment solutions

        We offer our clients a comprehensive diagnostic imaging and radiation oncology solution, as well as ancillary services, such as marketing support, education, training and billing assistance. In many cases, we provide services under our regulatory and licensing approvals for clients who lack such authority. We believe that a comprehensive service solution is an important factor when potential clients select a diagnostic imaging or radiation oncology provider.

Exclusive, long-term contracts with a diverse client base

        We primarily generate revenues from exclusive, long-term contracts with hospitals and other healthcare providers. These contracts average approximately three years in length for mobile services, approximately five to 10 years in length for fixed-site arrangements and approximately 10 to 20 years in length for radiation oncology contracts. During the year ended December 31, 2009, no single client accounted for more than 2% of our revenue.

Reduced reimbursement risk

        For the year ended December 31, 2009, we generated approximately 80% of our revenues by billing hospitals and other healthcare providers, which we refer to as wholesale revenues, rather than billing patients or other third-party payors. These payments are due to us regardless of the clients' receipt of payment from patients or reimbursement from third-party payors (including commercial payors, Medicare and Medicaid). Importantly, this contrasts with the vast majority of other diagnostic imaging and radiation oncology providers, who typically collect directly from patients and third-party payors and are therefore directly exposed to reimbursement cuts and higher experiences of bad debt. With our wholesale model, our exposure to patient bad debt is minimized, as evidenced by our bad debt expense of only 0.5% of revenues for the year ended December 31, 2009. Further, short-term exposure to Medicare reimbursement cuts is limited as approximately 4% of our imaging revenues came directly from Medicare for the year ended December 31, 2009.

Stable and significant cash flow generation

        We have generated stable and significant cash flows and have maintained attractive margins over a sustained period of time. We attribute our strong cash flows and margins to: (1) comprehensive imaging and treatment solutions, (2) the substantial value proposition for customers, (3) the strength of our customer relationships, (4) the largely wholesale nature of the our revenues and (5) our economies of scale.

Experienced management team

        Our senior management team consists of professionals with significant experience within the hospital and healthcare services industry. Our experienced management team includes six senior executive officers who average approximately 25 years of industry experience.

Advanced MRI, PET/CT, and radiation oncology systems

        Our technologically advanced imaging systems can perform high quality scans more rapidly and can be used for a wider variety of imaging applications than less advanced systems. Moreover, technological change in this field is gradual and most of our systems can be upgraded with software and hardware enhancements, which should allow us to continue to provide advanced technology without replacing entire systems. Our radiation oncology services utilize the most advanced radiation oncology technology, including IGRT, IMRT and SRS.

Our Services

        We provide our outsourcing services on the following bases:

  •
  Shared Service.  We offered 59% of our systems on a part-time basis. These systems are located in mobile trailers which are transported to our clients' locations. We schedule deployment of these mobile systems so that multiple clients can share use of the same system. The typical shared-service contract averages approximately three years in length. None of our radiation oncology services are offered on a part-time basis.

  •
  Full-Time Service.  We offered 31% of our systems on a full-time, long-term basis. These systems are located in either mobile units or buildings located at or near a hospital or clinic. Full-time service systems are provided for the exclusive use of a particular hospital or clinic. We typically offer full-time services under contracts that range from five to 10 years in length. Our relationships with our higher-volume shared-service clients have, from time to time, evolved into full-time arrangements. All of our radiation oncology services are offered on a full-time, long-term basis.

  •
  Interim and Rental Services.  We offered 10% of our systems to clients on an unstaffed basis. These systems are located in mobile trailers which are transported to our clients' locations. These clients may be unable to maintain the extra capacity to accommodate periods of peak demand for imaging services or may require temporary assistance until they can develop permanent imaging service centers at or near their facilities. Generally, we do not provide technologists to operate our systems in these arrangements. All of our stereotactic radiation oncology services are offered on an unstaffed basis.

Our Strategy

        Key components of our strategy include:

        Further expand our presence in growth markets.    We will continue to operate our mobile, shared-service MRI business to maximize efficiency, clinical excellence and cash flow. However, we are also focused on diversifying and growing our business through the identification of additional services or new technologies which can be deployed on behalf of our hospital and healthcare clients, including:

  •
  PET/CT.  We are one of the largest national PET/CT providers in the United States. In 2008, we added 22 PET and PET/CT systems to our fleet through the acquisition of MOS and SPI and in 2009 we added 12 PET/CT systems to our fleet. At December 31, 2009 we had 110 mobile systems and 16 fixed-site systems. Modest industry growth in the PET and PET/CT market provides opportunities for us. We anticipate potential for growth through increases in Medicare-approved procedures and greater physician acceptance of PET procedures.

  •
  Fixed-Site Imaging Centers.  Our fixed-site imaging center contracts generally last for five to 10 years. From January 1, 2003, we have opened or acquired 118 fixed-site imaging centers and increased fixed-site revenues by 218%. We plan to continue to profitably grow our fixed-site imaging center business line through an aggressive, but disciplined growth strategy focused on partnerships with hospitals and fact-based, analytical screening processes. On November 5, 2007, we completed the New England Health Enterprises ("NEHE") acquisition, adding seven fixed-site imaging centers in Maine and Massachusetts.

  •
  Radiation Oncology.  Radiation oncology is an established, growing form of treatment that can exhibit strong operating margins and a strong return on investment. RO represents a significant opportunity for us, as PET/CT technology is increasingly used for the early detection of cancer and approximately 60% of new cancer cases are treated with RO each year. On November 2, 2007, we completed the Bethesda acquisition, adding eight radiation oncology centers in Alabama, Mississippi, and Missouri. In March 2008, we acquired six CyberKnife® robotic radiosurgery facilities from Accuray, Inc., which are providing radiosurgery services at hospitals located in California, Maryland, New Jersey and Tennessee. As of December 31, 2009, we operate 25 radiation oncology centers (two in unconsolidated joint ventures). The growth in RO as a part of our business mix is supported by strong demand from hospitals for assistance in upgrading to the latest RO technology (IGRT and IMRT), the increasing incidence of cancer, our PET/CT capabilities and the growing use of PET/CT scans.

        Improvement of our Sales Force.    We are focused on continuing to improve our sales management and sales support infrastructure to increase the pace of new business. We believe a strengthened sales force will enable us to further diversify our business, pursue growth in low market share territories and focus on converting mature mobile customers to fixed sites. The ability of our sales force to effectively cross-sell mobile and fixed-site MRI, mobile and fixed-site PET/CT and radiation oncology will provide us with future growth and margin enhancement. Some of our sales force initiatives include new training programs, marketing campaigns and account coverage models. We also have designed our commission and incentive programs for our sales managers to align them with our Company's initiatives.

        Improve Operating Efficiency.    We are focused on continuing to reduce our cost structure and improve asset allocation. During 2009, we decreased the number of our business regions from four to three while continuing to standardize certain policies and procedures nationwide. In doing so, we believe we will continue to benefit from our regional managers' direct contact and knowledge of markets we serve, while ensuring quality, consistency and efficiency across all regions. Other initiatives include developing new vendor relationships and actively managing our mobile systems to increase their utilization through improved route efficiency.

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

        Selectively Pursue Acquisitions.    We intend to manage our market positions by selectively pursuing strategic acquisitions. Changes in the rates or methods of third-party reimbursement for diagnostic imaging services could severely impact our smaller competitors and result in a unique buying opportunity for us. We are particularly focused on acquiring radiation oncology centers, PET/CT providers, both mobile and fixed, and fixed-site imaging providers in Certificate of Need, or CON, regulated states. In some states, a CON or similar regulatory approval is required prior to the acquisition of diagnostic imaging or radiation oncology systems or services, resulting in a barrier to entry for competitors without a CON. In November 2007, we completed the Bethesda Acquisition, adding eight radiation oncology centers, many of which are in CON states, and the NEHE Acquisition, adding seven fixed-site imaging centers located in CON states. In March 2008, we acquired six CyberKnife® robotic radiosurgery facilities from Accuray, Inc., which are providing radiosurgery services at hospitals located in California, Maryland, New Jersey and Tennessee. Also in 2008, we added 22 PET and PET/CT systems to our fleet through the acquisitions of MOS and SPI.

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

        Wholesale payments under our contracts are due to us independent of our clients' receipt of retail reimbursement from third-party payors. Approximately 80% of our revenues for the year ended December 31, 2009 were generated by providing these services to hospitals and other healthcare providers. To a lesser extent, our revenues are generated from direct billings to patients or their medical payors. Approximately 20% of our revenues for the year ended December 31, 2009 were generated by providing services directly to patients or their medical payors. We typically reserve the right to reduce a client's number of service days or terminate an unprofitable contract.

Systems

        As of December 31, 2009, we had 507 diagnostic imaging and radiation oncology systems, including 295 MRI systems, 126 PET or PET/CT systems, and 86 other systems, substantially all of which we own. We operated 116 fixed-site imaging centers (three in unconsolidated joint ventures), which are classified into three categories. The first category is hospital-based fixed-site imaging centers, which includes systems installed in hospitals or other buildings on hospital campuses, including modular buildings. The second category is physician-based fixed-site imaging centers, which includes systems installed inside medical groups' offices, most of which are owned by hospitals. The third category is free-standing fixed-site imaging centers, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space. Of the consolidated fixed-site imaging centers, 70 were hospital-based fixed-site imaging centers, 24 were physician-based fixed-site imaging centers, and 19 were free-standing fixed-site imaging centers. Of the 116 fixed-site imaging centers we operated at December 31, 2009, 91 were MRI fixed-site imaging centers, 16 were PET or PET/CT fixed-site imaging centers, six were other modality fixed-site imaging centers, and three were in unconsolidated joint ventures. We have made significant investments in our systems in an effort to ensure that we maintain the newest, most advanced imaging systems that meet our clients' needs. Moreover, because we can upgrade most of our current MRI and PET/CT systems, we believe we have reduced the potential for technological obsolescence.

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

Regional Structure

        We divide our operations into three geographic regions. We have a local presence in each region, none of which accounts for more than 42% of our revenues. None of our revenues for the years ended December 31, 2009, 2008 and 2007 was derived from business outside the United States. We believe we will continue to benefit from our regional managers' direct contact with and knowledge of the markets we serve, which allows us to address the specific needs of each local operating environment. Each region continues to market, manage and staff the operation of its imaging and radiation oncology systems and is run as a separate profit center responsible for its own revenues, expenses and overhead. To complement this regional arrangement, we continue to have standardized contracts, operating policies and other procedures, which are implemented nationwide in an effort to ensure quality, consistency and efficiency across all regions. For the purposes of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, "Segment Reporting" (formerly Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS 131")) the results of our three geographic regions represent one reportable segment.

System Management and Maintenance

        We actively manage deployment of our imaging systems to increase their utilization through the coordinated transportation of our mobile systems using 184 power units. We examine client requirements, route patterns, travel times, fuel costs and system availability in our deployment process. Our shared-service MRI and PET/CT systems are currently scheduled for as little as one-half day and up to seven days per week at any particular client, with an average usage of 1.6 days per week per client. Drivers typically move the systems at night and activate them upon arrival at each client location so that the systems are operational when our technologists arrive.

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

Sales and Marketing

        As of December 31, 2009, our national sales and business development force and sales support staff consisted of 33 members who identify and contact potential clients. We also had 32 marketing representatives, as of that date, who are focused on increasing the number of scans or treatments performed with our systems by educating physicians and radiation oncologists about our new imaging and radiation oncology applications and service capabilities. The sales force is organized regionally under the oversight of regional vice presidents and senior management. Furthermore, certain of our executive officers and regional vice presidents also spend a portion of their time participating in contract negotiations.

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

  •
  the ability to establish and maintain relationships with healthcare providers and referring physicians; and

  •
  access to capital.

        We are, and expect to continue to be, subject to competiti on in our targeted markets from businesses offering diagnostic imaging and radiation oncology services, including existing and developing technologies. There are many companies engaged in the shared service and fixed-site imaging market, including two national competitors and many smaller regional competitors. These competitors include RadNet, Inc., InSight Health Services Corp., and several smaller regional competitors, including Medquest, Inc., Medical Resources, Inc., Shared Medical Services, Kings Medical Company Inc. and DMS Health Group. While we believe that we had a greater number of diagnostic imaging systems in operation at December 31, 2009 than our principal competitors and also had greater revenue from diagnostic imaging services during the year ended December 31, 2009 than they did, some of our competitors may now or in the future have access to greater resources than we do. We compete with other mobile providers, independent imaging centers, physicians, hospitals and other healthcare providers that have their own diagnostic imaging systems, and original equipment manufacturers that sell or lease imaging systems to healthcare providers for mobile or full-time use. There are many competitors in the radiation oncology market as well, including Radiation Therapy Services, Inc., Oncure Medical Corp., Vantage Oncology, Inc., and US Oncology, Inc., and many other smaller regional competitors. Throughout our entire business, we may also experience greater competition in states that currently have certificates of need laws should these laws be repealed, thereby reducing barriers to entry in that state.

Employees

        As of December 31, 2009, we had 1,956 employees, of whom 1,413 were trained diagnostic imaging technologists, patient coordinators, drivers or other technical support staff. The drivers in a portion of one of our regions, approximately 26 employees, are represented by the Teamsters union as their collective bargaining agent. We believe we have good relationships with our employees, based on the annual Team Member survey, which indicates Team Member satisfaction.

Regulation

        Our business is subject to extensive federal and state government regulation. This includes the federal Anti-Kickback Law and similar state anti-kickback laws, the Stark Law and similar state laws affecting physician referrals, the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH Act, and similar state laws addressing privacy and security, state unlawful practice of medicine and fee splitting laws and state certificate of need laws. Although we believe that our operations materially comply with the laws governing our industry, it is possible that non-compliance with existing laws or the adoption of new laws or interpretations of existing laws could adversely affect our financial performance.

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

        In addition, the Ethics in Patient Referral Act of 1989, commonly referred to as the federal physician self-referral prohibition or Stark Law, prohibits physician referrals of Medicare and Medicaid patients for certain designated health services (including MRI and other diagnostic imaging services) to an entity if the physician or an immediate family member has any financial arrangement with the entity and no statutory or regulatory exception applies. The Stark Law also prohibits the entity from billing for any such prohibited referral. Initially, the Stark Law applied only to clinical laboratory services and regulations applicable to clinical laboratory services were issued in 1995. Earlier that same year, the Stark Law's self-referral prohibition expanded to additional goods and services, including MRI and other imaging services. In 1998, CMS (formerly known as the Health Care Financing Administration), published proposed rules for the remaining designated health services, including MRI and other imaging services, and in January of 2001, CMS published the first phase of the final rule covering the designated health services. Phase one of the final rule became effective on January 4, 2002, except for a provision relating to certain physician payment arrangements, which became effective July 26, 2004. CMS released phase two of the Stark Law final rule as a final rule comment period on March 23, 2004, with an effective date of July 26, 2004. On September 5, 2007, CMS released phase three of the Stark Law final rule which became effective on December 4, 2007. Finally, on August 19, 2008, CMS finalized additional changes to the Stark Law which became effective on October 1, 2009.

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

        The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH Act, created new federal statutes to prevent healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs such as the Medicare and Medicaid programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment or exclusion from government sponsored programs.

        Both federal and state government agencies are continuing heightened and coordinated civil and criminal enforcement efforts. As part of announced enforcement agency work plans, the federal government will continue to scrutinize, among other things, the billing practices of hospitals and other providers of healthcare services. The federal government also has increased funding to fight healthcare fraud, and it is coordinating its enforcement efforts among various agencies, such as the U.S. Department of Justice, the U.S. Department of Health and Human Services Office of Inspector General, and state Medicaid fraud control units. The trend towards increased funding is also seen most recently in President Obama's budget for fiscal year 2011. We believe that the healthcare industry will continue to be subject to increased government scrutiny and investigations.

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

        Further, on May 20, 2009, President Obama signed into law the Fraud Enforcement and Recovery Act of 2009 ("FERA"), which greatly expanded the types of entities and conduct subject to the FCA. We strive to ensure that we meet applicable billing requirements. However, the costs of defending claims under the False Claims Act, as well as sanctions imposed under the Act, could significantly affect our financial performance.

Health Insurance Portability and Accountability Act of 1996

        In addition to creating the new federal statutes discussed above, HIPAA also establishes uniform standards governing the conduct of certain electronic health care transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by certain covered entities, including health care providers, health plans and health care clearinghouses. As a covered entity, we must comply with the Standards for Privacy of Individually Identifiable Health Information, which restrict our use and disclosure of certain individually identifiable health information. We have been required to comply with the Privacy Standards since April 14, 2003. We must also comply with the Standards for Electronic Transactions, which establish standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures. We have been required to comply with these standards since October 16, 2003. We must also comply with the Security Standards, which require us to implement security measures to protect the security and integrity of certain electronic health information. We have been required to comply with these standards since April 21, 2005. One other standard relevant to our use of medical information has been promulgated under HIPAA. CMS has published a final rule, which required us to adopt Unique Health Identifiers for use in filing and processing health care claims and other transactions by May 23, 2007. While the government intended this legislation to reduce administrative expenses and burdens for the health care industry, our compliance with this law may entail significant and costly changes for us. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package signed into law on February 17, 2009, included the HITECH Act, which dramatically expanded, among other things, (1) the scope of HIPAA to also now apply directly to "business associates," or independent contractors who receive or obtain protected health information ("PHI") in connection with providing a service to the covered entity, (2) substantive security and privacy obligations, including new federal security breach notification requirements to affected individuals and DHHS and potentially media outlets, of breaches of unsecured PHI, (3) restrictions on marketing communications and a prohibition on covered entities or business associates from receiving remuneration in exchange for PHI, and (4) the civil and criminal penalties that may be imposed for HIPAA violations, increasing the annual cap in penalties from $25,000 to $1.5 million per year. We believe that we are in compliance with all of the applicable HIPAA standards, rules and regulations, as amended by the HITECH Act. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

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

Certificate of Need Laws

        In some states, a certificate of need or similar regulatory approval is required prior to the acquisition of high-cost capital items, including diagnostic imaging systems or provision of diagnostic imaging services by us or our clients. Certificate of need regulations may limit or preclude us from providing diagnostic imaging services or systems. Revenue from states with certificate of need regulations represented greater than 50% of our total revenue for the year ended December 31, 2009.

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

Reimbursement

        We derive most of our revenues directly from healthcare providers, primarily from acute care hospitals, with whom we contract to provide services to their patients. Approximately 80% of our revenues for the year ended December 31, 2009 were generated by providing services to hospitals and other healthcare providers. Some of our revenues come from third-party payors, including government programs such as the Medicare and Medicaid programs, to whom we directly bill. In the year ended December 31, 2009, we derived 20% of our revenues from direct billings to patients and their third-party payors. Services for which we submit direct billings for Medicare and Medicaid patients typically are processed by contractors and paid on a fee schedule basis, and patients are responsible for deductibles and coinsurance.

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

        For services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene. For example, for 2008, the fee schedule rates were to be reduced by approximately 10.1%. The Medicare, Medicaid and SCHIP Extension Act of 2007 eliminated the 10.1% reduction for 2008 and increased the annual payment rate update by 0.5%. This increase to the annual Medicare Physician Fee Schedule payment update was effective only for Medicare claims with dates of service between January 1, 2008 and June 30, 2008. Beginning July 1, 2008, under the Medicare Improvement for Patients and Providers Act of 2008 ("MIPPA"), the 0.5% increase was continued for the rest of 2008. In addition, MIPPA established a 1.1% increase to the Medicare Physician Fee Schedule payment update for 2009. For 2010, the Centers for Medicare and Medicaid Services ("CMS") are projecting a rate reduction of 21.2% unless Congress intervenes again to avoid the payment reduction. Federal legislative proposals have been introduced to prevent the rate reduction. On December 19, 2009, President Obama signed into law the Department of Defense Appropriations Act, 2010 (H.R. 3326) which includes a zero percent Medicare physician update through February 28, 2010. This was further extended through March 31, 2010 by the Temporary Extension Act of 2010, signed into law by President Obama on March 2, 2010. Currently pending in the Senate is the House of Representatives' Medicare Physician Payment Reform Act of 2009 (H.R. 3961), which would prevent the rate reduction by restructuring the formula that forms the basis of the Medicare Physician Fee Schedule payments. If Congress fails to intervene to prevent the 21.2% rate reduction, the resulting decrease in payment will adversely impact our revenues and results of operations.

        MIPPA also modified the methodology by which the budget neutrality formula was applied to the 2009 physician fee schedule payment rates, resulting in an overall reduction in payment rates for services performed by many specialties, including an estimated 3% reduction for radiation oncology and 1% reduction for nuclear medicine. The impact of the payment rates on specific companies depends on their service mix. This resulted in decreases in rates for our radiation oncology business, but we cannot predict the full impact the rate reductions will have on our future revenues or business. Also with respect to MIPPA, the legislation requires all suppliers that provide the technical component of diagnostic MRI, PET/CT, CT, and nuclear medicine to be accredited by an accreditation organization designated by CMS by January 1, 2012. On January 26, 2010, CMS initially approved the following designated accreditation organizations to accredit suppliers furnishing the technical component of all advanced imaging modalities (CT, nuclear medicine, PET and MRI) on or after January 1, 2010: The American College of Radiology (ACR), the Intersocietal Accreditation Commission (IAC) and The Joint Commission. All our facilities are accredited by The Joint Commission.

        A number of other legislative changes impact our retail business. For example, the Deficit Reduction Act of 2005 ("DRA") imposed caps on Medicare payment rates for certain imaging services furnished in physician's offices and other non-hospital based settings. The caps impact MRI, PET/CT and certain imaging services performed in conjunction with radiation therapy, including certain IGRT services and diagnostic imaging services used to plan IMRT. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change applies to services furnished on or after January 1, 2007. The limitation is applicable to the technical components of the diagnostic imaging services only, which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule. CMS issues on an annual basis the hospital outpatient prospective payment ("HOPPS") rates, which are used to develop the caps. If the technical component of the service established under the Physician Fee Schedule (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), then the payment is to be reduced. In other words, in those instances where the technical component for the particular service is greater for the non-hospital site, the DRA directs that the hospital outpatient payment rate be substituted for the otherwise applicable Physician Fee Schedule payment rate. The implementation of this reimbursement reduction contained in the DRA had a significant effect on our financial condition and results of operations in 2007, whereas the changes in 2008 and 2009 have been limited.

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

        Regulatory updates to payment rates for which we bill the Medicare program directly are published annually by CMS. For payments under the Physician Fee Schedule for calendar year 2010, CMS changed the way it calculates components of the Medicare Physician Fee Schedule. First, CMS reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the current 50% usage rate to a 90% usage rate. This change applied to MRI and CT scans, but not for radiation therapy and other therapeutic equipment. The OIG has stated that for 2010, it intends to focus on, among other things, the practice expense components, including the equipment utilization rate, for certain imaging services reimbursed under Medicare Physician Fee Schedule to determine whether Medicare payment reflects the actual expenses incurred and whether the utilization rate reflects current industry practices. Moreover, federal legislative proposals have been introduced that would result in lower usage assumptions and, if finalized, would supersede CMS's regulatory changes.

        Further with respect to its 2010 changes, CMS also reduced payment for services primarily involving the technical component rather than the physician work component, including the services we provide, by adjusting downward malpractice payments for these services. The reductions primarily impact radiology and other diagnostic tests. All these changes to the Medicare Fee Schedule will be transitioned over a four year period such that beginning in 2013, CMS will fully implement the revised payment rates. CMS projects that the combined impact of these changes, when fully implemented will result in a 5% reduction in radiation oncology, 16% reduction in radiology, 23% reduction in nuclear medicine and 34% reduction for all suppliers providing diagnostic tests generally. For the 2010 transitioned payment, CMS estimates the impact of its changes will result in a 1% reduction in radiation oncology, 5% reduction in radiology, 18% reduction in nuclear medicine and 12% reduction for all suppliers providing the technical component of diagnostic tests generally. These impacts are calculated prior to any application of the projected negative update factor of 21.2% related to MIPPA (which may be implemented in April 2010 unless Congress intervenes) and may impact our future revenues. If the CMS 2010 reimbursement rates had been in effect for full year 2009, we estimate that our annualized retail revenue related to MRI and radiation oncology would not have been materially impacted.

        In addition to annual updates to the Medical Physician Fee Schedule, as indicated above, CMS also publishes regulatory changes to the HOPPS on an annual basis. These payments are the amounts received by our hospital clients for hospital outpatient services. For 2008, the national Medicare HOPPS payment rate for nonmyocardial PET and PET/CT scans was $1,057 per scan and the national payment rate for myocardial PET scans was $1,400 per scan. Effective January 1, 2008, CMS also bundled the PET and PET/CT payment for radiopharmaceuticals with the payment for the PET and PET/CT scan. In addition, CMS reduced the 2008 national Medicare HOPPS rate for MRI scans by approximately 3%. The 2008 national Medicare HOPPS payment rates for stereotactic radiosurgery treatment delivery services ranged from $1,057 to $8,055, depending on the level of service. For 2009, the payment rate for nonmyocardial PET and PET/CT scans is $1,037 per scan. For myocardial PET procedures, the 2009 payment rate is $1,157 per scan. For stereotactic radiosurgery treatment delivery services, the 2009 payment rates range from $952 to $7,642, depending on the level of service. On October 30, 2009, CMS released its 2010 national Medicare HOPPS payment rates, which went into effect January 1, 2010. For nonmyocardial PET and PET/CT, the 2010 payment rate is $1,037 per scan. For myocardial PET procedures, the 2010 payment rate is $1,433 per scan. For stereotactic radiosurgery treatment delivery services, the 2010 payment rates range from $963 to $7,344, depending on the level of service.

        Combined, the DRA and PET and PET/CT Medicare HOPPS rate reductions negatively impacted our 2007 revenue by a total of approximately $14 million. For 2008 and 2009, however, the DRA and the net Medicare rate reductions in HOPPS did not have a material negative effect on revenue and earnings. At this time, however, we cannot predict the impact the rate reductions will have on our future revenues or business.

        Furthermore, CMS announced additional performance standards for suppliers of mobile diagnostic services. The final rule requires suppliers of mobile diagnostic services under certain circumstances to enroll in Medicare and bill directly for these services, regardless of where they are performed. An exception was made for services provided to hospital patients under arrangement with that hospital. In those circumstances, the mobile diagnostic facility would be required to enroll in Medicare, but the hospital would bill for the services. On December 15, 2008, CMS issued additional guidance that companies that lease or contract with a Medicare-enrolled provider or supplier to provide only diagnostic testing equipment and/or non-physician personnel are not required to enroll in Medicare. The agency nonetheless indicated that it is continuing to evaluate such arrangements. The new policies have not significantly impacted our business.

        Over the past few years, the growth rate of MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, a growing number of medical groups adding imaging capacity within their practice setting and additional patient-related cost-sharing programs. In addition, there is an increasing trend of third-party payors intensifying their utilization management efforts, for example through benefit managers who require preauthorizations to control the growth rate of imaging services generally. We expect that these trends will continue throughout 2010. Further, a number of payment initiatives are being proposed in the imaging area. President Obama's budget for fiscal year 2010 includes provisions that may require the use of radiology benefit managers to preauthorize certain imaging services for Medicare enrollees. Moreover, healthcare reform under the current administration is a priority. If laws are passed, certain changes could become effective as early as 2010. In addition to the House of Representatives' recently passed Affordable Health Care for America Act (H.R. 3962), the Senate's Patient Protection and Affordable Care Act (H.R. 3590) would substantially change the way health care is financed by both governmental and private insurers and may negatively impact payment rates for certain imaging services. Also, on February 22, 2010, President Obama released a third health care reform proposal, which is currently being considered by Congress. At this time, we cannot predict which of the proposals, if any, will be adopted or if adopted, what effect, if any, these or any other proposals would have on our future revenues or business.

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

How to Obtain Our SEC Filings

        All reports we file with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC's public reference room located at 100 F Street, N.E., Washington, D.C. 20549. We also provide copies of our Forms 8-K, 10-K, 10-Q, Proxy, Annual Report and amendments to those documents at no charge to investors upon request and make electronic copies of such reports available through our website at www.alliancehealthcareservices-us.com as soon as reasonably practicable after filing such material with the SEC. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this annual report on Form 10-K, or any other document that we file with the SEC.

        Our Investor Relations Department can be contacted at Alliance HealthCare Services, Inc., 100 Bayview Circle, Suite 400, Newport Beach, California 92660, Attn: Investor Relations, tel: (949) 242-5300.

Executive Officers of the Registrant

        Set forth below is information regarding our executive officers, including their principal occupations for the past five years and their ages as of March 9, 2010. There are no family relationships between any of our executive officers and any other executive officer or board member. Our executive officers are elected by our board of directors and serve at the discretion of our board of directors.

Name	Age	Present Position
Paul S. Viviano	56	Chairman of the Board of Directors and Chief Executive Officer
Michael F. Frisch	52	President, Alliance Imaging
Richard J. Hall	56	President, Alliance Oncology
Howard K. Aihara	46	Executive Vice President and Chief Financial Officer
Eli H. Glovinsky	49	Executive Vice President, General Counsel and Secretary
Christopher J. Joyce	46	Executive Vice President, Mergers & Acquisitions
Nicholas A. Poan	32	Senior Vice President, Corporate Finance and Chief Accounting Officer

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

        Christopher J. Joyce    has served as our executive vice president, mergers and acquisitions since January 1, 2008. He joined us in October 2004 as interim regional vice president of one of our regions and was appointed senior vice president of business development in May 2005. Mr. Joyce held the position of senior vice president, general counsel and secretary from February 2006 through February 2007, and then served as senior vice president of one of our regions until December 2007. Prior to joining Alliance, Mr. Joyce served as chief executive officer of Medical Resources, Inc., a publicly-traded fixed-site imaging center operator with 60 centers in nine states. He joined Medical Resources as its senior vice president and general counsel in May 1998 after leaving Alliance Entertainment Corp., a publicly-traded music distribution enterprise where he served as executive vice president of business affairs and general counsel. Mr. Joyce began his career in 1988 as a corporate associate at the law firm of Willkie Farr & Gallagher.

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

        We derive approximately 20% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid or private health insurance companies, and changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues. Moreover, our healthcare provider clients on whom we depend for the majority of our revenues generally rely on reimbursement from third-party payors. If our clients receive decreased reimbursement, this could result in a reduced demand for our services or downward pricing pressures, which could have a material impact on our financial position.

        From time to time, changes designed to contain healthcare costs have been implemented, some of which have resulted in decreased reimbursement rates for diagnostic imaging services that impact our retail business. For services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene. For example, for 2008, the fee schedule rates were to be reduced by approximately 10.1%. The Medicare, Medicaid and SCHIP Extension Act of 2007 eliminated the 10.1% reduction for 2008 and increased the annual payment rate update by 0.5%. This increase to the annual Medicare Physician Fee Schedule payment update was effective only for Medicare claims with dates of service between January 1, 2008 and June 30, 2008. Beginning July 1, 2008, under MIPPA, the 0.5% increase was continued for the rest of 2008. In addition, MIPPA established a 1.1% increase to the Medicare Physician Fee Schedule payment update for 2009. For 2010, CMS are projecting a rate reduction of 21.2% unless Congress intervenes again to avoid the payment reduction. On December 19, 2009, President Obama signed into law the Department of Defense Appropriations Act, 2010 (H.R. 3326) which includes a zero percent Medicare physician update through February 28, 2010. This was further extended through March 31, 2010 by the Temporary Extension Act of 2010, signed into law by President Obama on March 2, 2010. Currently pending in the Senate is the House of Representatives' Medicare Physician Payment Reform Act of 2009 (H.R. 3961), which would prevent the rate reduction by restructuring the formula that forms the basis of the Medicare Physician Fee Schedule payments. If Congress fails to intervene to prevent the 21.2% rate reduction, the resulting decrease in payment will adversely impact our revenues and results of operations.

        MIPPA also modified the methodology by which the budget neutrality formula was applied to the 2009 physician fee schedule payment rates, resulting in an overall reduction in payment rates for services performed by many specialties, including an estimated 3% reduction for radiation oncology and 1% reduction for nuclear medicine. The impact of the payment rates on specific companies depends on their service mix. We estimated slight decreases in rates for our radiation oncology business but cannot predict the full impact the rate reductions will have on our future revenues or business. Also with respect to MIPPA, the legislation requires all suppliers that provide the technical component of diagnostic MRI, PET/CT, CT and nuclear medicine to be accredited by an accreditation organization designated by CMS by January 1, 2012. On January 26, 2010, CMS initially approved the following designated accreditation organizations to accredit suppliers furnishing the technical component of all advanced imaging modalities (CT, nuclear medicine, PET and MRI) on or after January 1, 2010: The American College of Radiology (ACR), the Intersocietal Accreditation Commission (IAC) and The Joint Commission. All our facilities are accredited by The Joint Commission.

        A number of other legislative changes impact our retail business. For example, the DRA imposed caps on Medicare payment rates for certain imaging services furnished in physician's offices and other non-hospital based settings. The caps impact MRI, PET/CT and certain imaging services performed in conjunction with radiation therapy, including certain IGRT services and diagnostic imaging services used to plan IMRT. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change applies to services furnished on or after January 1, 2007. The limitation is applicable to the technical components of the diagnostic imaging services only, which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule. CMS issues on an annual basis the HOPPS rates, which are used to develop the caps. If the technical component of the service established under the Physician Fee Schedule (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), then the payment is to be reduced. In other words, in those instances where the technical component for the particular service is greater for the non-hospital site, the DRA directs that the hospital outpatient payment rate be substituted for the otherwise applicable Physician Fee Schedule payment rate. The implementation of this reimbursement reduction contained in the DRA had a significant effect on our financial condition and results of operations in 2007, whereas the changes in 2008 and 2009 have been limited.

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

        For HOPPS rates, effective January 1, 2009, CMS established three HOPPS imaging families according to modality—one for ultrasound, one for CT and CTA, and one for MRI and MRA services. CMS then established five composite Ambulatory Payment Classifications, or APCs, based on these HOPPS imaging families, splitting the families for CT and CTA, and MRI and MRA, into two separate composite APCs each to reflect whether the procedures are performed with or without contrast. CMS will provide a single APC payment when two or more imaging procedures using the same imaging modality are reported on a single date of service. If a with and without contrast procedure are reported together, they are paid at the higher with contrast payment category. The implementation of this new payment methodology did not have a material impact on our consolidated financial position or results of operations.

        Regulatory updates to payment rates for which we bill the Medicare program directly are published annually by CMS. For payments under the Physician Fee Schedule for calendar year 2010, CMS changed the way it calculates components of the Medicare Physician Fee Schedule. First, CMS reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the current 50% usage rate to a 90% usage rate. This change applied to MRI and CT scans, but not for radiation therapy and other therapeutic equipment. The OIG has stated that for 2010, it intends to focus on, among other things, the practice expense components, including the equipment utilization rate, for certain imaging services reimbursed under Medicare Physician Fee Schedule to determine whether Medicare payment reflects the actual expenses incurred and whether the utilization rate reflects current industry practices. Moreover, federal legislative proposals have been introduced that would result in lower usage assumptions and, if finalized, would supersede CMS's regulatory changes.

        Further with respect to its 2010 changes, CMS also reduced payment for services primarily involving the technical component rather than the physician work component, including the services we provide, by adjusting downward malpractice payments for these services. The reductions primarily impact radiology and other diagnostic tests. All these changes to the Medicare Fee Schedule will be transitioned over a four year period such that beginning in 2013, CMS will fully implement the revised payment rates. CMS projects that the combined impact of these changes, when fully implemented will result in an estimated 5% reduction in radiation oncology, 16% reduction in radiology, 23% reduction in nuclear medicine and 34% reduction for all suppliers providing diagnostic tests generally. For the 2010 transitioned payment, CMS estimates the impact of its changes will result in a 1% reduction in radiation oncology, 5% reduction in radiology, 18% reduction in nuclear medicine and 12% reduction for all suppliers providing the technical component of diagnostic tests generally. These impacts are calculated prior to any application of the projected negative update factor of 21.2% related to MIPPA (which may be implemented in April 2010 unless Congress intervenes) and may impact our future revenues. If the CMS 2010 reimbursement rates had been in effect for full year 2009, we estimate that our annualized retail revenue related to MRI and radiation oncology would not have been materially impacted.

        In addition to annual updates to the Medicare Physician Fee Schedule, as indicated above, CMS also publishes regulatory changes to the HOPPS on an annual basis. These payments are the amounts received by our hospital clients for hospital outpatient services. For 2008, the national Medicare HOPPS payment rate for nonmyocardial PET and PET/CT scans was $1,057 per scan and the national payment rate for myocardial PET scans was $1,400 per scan. Effective January 1, 2008, CMS also bundled the PET and PET/CT payment for radiopharmaceuticals with the payment for the PET and PET/CT scan. In addition, CMS reduced the 2008 national Medicare HOPPS rate for MRI scans by approximately 3%. The 2008 national Medicare HOPPS payment rates for stereotactic radiosurgery treatment delivery services ranged from $1,057 to $8,055, depending on the level of service. For 2009, the payment rate for nonmyocardial PET and PET/CT scans is $1,037 per scan. For myocardial PET procedures, the 2009 payment rate is $1,157 per scan. For stereotactic radiosurgery treatment delivery services, the 2009 payment rates range from $952 to $7,642, depending on the level of service. On October 30, 2009, CMS released its 2010 national Medicare HOPPS payment rates, which went into effect January 1, 2010. For nonmyocardial PET and PET/CT, the 2010 payment rate is $1,037 per scan. For myocardial PET procedures, the 2010 payment rate is $1,433 per scan. For stereotactic radiosurgery treatment delivery services, the 2010 payment rates range from $963 to $7,344, depending on the level of service.

        At this time, we cannot predict the impact the DRA and PET and PET/CT Medicare HOPPS rate reductions will have on our future revenues or business. In addition, we cannot predict whether or the extent to which proposed or future statutory or regulatory changes will affect the demand for our services. For example, President Obama's budget for fiscal year 2010 includes provisions that may require the use of radiology benefit managers to preauthorize certain imaging services. Moreover, healthcare reform under the current administration is a priority. If laws are passed, certain changes could become effective as early as sometime in 2010. In addition to the House of Representatives' Affordable Health Care for America Act (H.R. 3962), the Senate's Patient Protection and Affordable Care Act (H.R. 3590) would substantially change the way health care is financed by both governmental and private insurers and may negatively impact payment rates for certain imaging services. Also, on February 22, 2010, President Obama released a third health care reform proposal, which is currently being considered by Congress. At this time, we cannot predict which of the proposals, if any, will be adopted or if adopted, what effect, if any, these or any other proposals would have on our future revenues or business. Future requirements limiting access to or payment for radiology or radiation oncology services may negatively impact our future revenues or business.

We may experience competition from other medical diagnostic and radiation oncology companies and equipment manufacturers and this competition could adversely affect our revenues and our business.

        The market for diagnostic imaging and radiation oncology services and systems is competitive. Our major diagnostic imaging competitors include RadNet, Inc., InSight Health Services Corp., Medquest, Inc., Medical Resources, Inc., Shared Medical Services, Kings Medical Company Inc. and DMS Health Group. Our major radiation oncology competitors include Radiation Therapy Services, Inc., Oncare Medical Corp., Vontage Oncology, Inc., and US Oncology, Inc. In addition to direct competition from other imaging and radiation oncology providers, we compete with independent imaging centers and referring physicians with diagnostic imaging systems in their own offices, as well as with original equipment manufacturers, or OEMs, that aggressively sell or lease imaging systems to healthcare providers for full-time installation. In recent years we have seen an increase in activity by OEMs' sale of systems directly to a certain number of our clients. Typically, OEMs target our higher scan volume clients. This increase in activity by OEMs has resulted in overcapacity of systems in the marketplace, especially related to medical groups adding imaging capacity within their practice settings. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace these higher volume scan clients typically with lower volume clients. Our MRI revenues decreased during the year ended December 31, 2009 compared to 2008 due to a decrease in demand. We believe that MRI revenues will continue to decline in future years.

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

        In addition, we experience seasonality in the sale of our services. For example, our revenues typically decline from our third fiscal quarter to our fourth fiscal quarter. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue can be affected primarily by inclement weather, the results of which are fewer patient scans during the period. Fourth quarter revenue is affected primarily by holiday and client and patient vacation schedules and inclement weather, the results of which are fewer patient scans during the period. As a result, our revenues may vary significantly from quarter to quarter, and our quarterly results may be below market expectations. We also experience fluctuations in revenues generated due to acquisition activity and general economic conditions, including recession or economic slowdown. We may not be able to reduce our expenses, including our debt service obligations, quickly enough to respond to these declines in revenue, which would make our business difficult to operate and would harm our financial results.

We may be unable to renew or maintain our client contracts, which would harm our business and financial results.

        Upon expiration of our clients' contracts, we are subject to the risk that clients will cease using our imaging services and purchase or lease their own imaging systems or use our competitors' imaging systems. During the year ended December 31, 2009, we continued to experience a high rate of contract terminations partially due to stepped up marketing, sales and attractive financing alternatives being offered by original equipment manufacturers to our clients. A portion of our clients can execute early termination clauses and discontinue service prior to maturity. As a result, our MRI revenues for 2009 declined compared to 2008 levels due to a decrease in demand and we believe that MRI revenues from our shared-service operations will continue to decline in future periods. If these contracts are not renewed, it could result in a significant negative impact on our business. It is not always possible to immediately obtain replacement clients, and historically many replacement clients have been smaller facilities which have a lower number of scans than lost clients.

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

        We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2010. Continued concerns about the systemic impact of potential long-term and wide-spread recession, inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased market volatility and diminished expectations for the United States economy. Added concerns fueled by the United States government financial assistance to certain companies and other federal government's interventions in the United States financial system has led to increased market uncertainty and instability in both United States and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence, increased unemployment, increased tax rates and governmental budget deficits and debt levels have contributed to volatility of unprecedented levels. We believe our MRI and PET/CT scan volumes have been impacted during 2009 and will continue to be impacted in 2010 by rising unemployment rates, the number of under-insured or uninsured patients and other conditions arising from the global economic conditions described above. At this time, it is unclear what impact this might have on our future revenues or business.

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

        Our corporate headquarters is located in California and we currently operate in various geographic regions across 45 states, subject to varying risks for natural disaster, including but not limited to, hurricanes, blizzards, floods, earthquakes and tornados. Depending upon their severity, these natural disasters could damage our facilities and systems or prevent potential patients from traveling to our centers. Damage to our equipment or any interruption in our business would adversely affect our financial condition and could result in the loss of the capital invested in the damaged facilities or systems or anticipated future cash flows from those facilities or imaging systems.

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

        We may be subject to professional liability claims. Although there currently are no known hazards associated with any of our scanning or therapy delivery technologies directly related to the physical equipment when used properly, hazards may be discovered in the future. Furthermore, there is a risk of harm to a patient during an MRI if the patient has certain types of metal implants or cardiac pacemakers within his or her body. Although patients are screened to safeguard against this risk, screening may nevertheless fail to identify the hazard. There also is potential risk to patients treated with therapy equipment secondary to inadvertent or excessive over- or under exposure to radiation—a topic on which the U.S. House of Representatives Committee on Energy and Commerce Subcommittee on Health held a hearing on February 26, 2010. We maintain professional liability insurance with coverage that we believe is consistent with industry practice and appropriate in light of the risks attendant to our business. However, any claim made against us could be costly to defend against, result in a substantial damage award against us and divert the attention of our management from our operations, which could have an adverse effect on our financial performance.

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

        We require field managers and sales persons with experience in our industry to operate and sell our services for diagnostic imaging and radiation oncology. It is impossible to predict the availability of qualified field managers and sales persons or the compensation levels that will be required to hire them. The loss of the services of any member of our senior management or our inability to hire qualified field managers and sales persons at economically reasonable compensation levels could adversely affect our ability to operate and grow our business.

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

        As of December 31, 2009, funds managed by Oaktree Capital Management, LLC and MTS Health Investors, LLC (collectively the "Oaktree Parties") beneficially owned approximately 47.1% of our outstanding shares of common stock. So long as they beneficially own at least 35% of our outstanding shares of common stock, the Oaktree Parties will have the right to designate three of the members of our board of directors.

        As a result of the arrangements described above, the Oaktree Parties have the ability to exert significant influence on our management and operations, as well as matters requiring stockholder approval, including approving mergers, consolidations or sales of all or substantially all of our assets. In addition, beginning in April 2010, provisions of a standstill agreement we entered into with the Oaktree Parties limiting their ability to acquire more than 49.9% of our outstanding common stock will terminate. The interests of the Oaktree Parties may conflict with your interests.

Possible volatility in our stock price could negatively affect us and our stockholders.

        The trading price of our common stock on the New York Stock Exchange has fluctuated significantly in the past. During the period from January 1, 2007 through December 31, 2009, the trading price of our common stock fluctuated from a high of $12.03 per share to a low of $4.84 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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

Risks Related to Government Regulation of Our Business

The regulatory and political framework is uncertain and evolving.

        Healthcare laws and regulations may change significantly in the future which could adversely affect our financial condition and results of operations. We continuously monitor these developments and modify our operations from time to time as the legislative and regulatory environment changes.

        Currently, there are a number of pending federal legislative proposals that would substantially change the way health care is financed by both governmental and private insurers and may negatively impact payment rates for imaging services. On November 7, 2009, the House of Representatives passed the Affordable Health Care for America Act (H.R. 3962), which, among other things, would require payment rates for services using imaging equipment that costs over $1 million to be calculated using revised equipment usage assumptions and would reduce payment rates for imaging services paid under the Medicare Part B fee schedule. The current 50% usage assumption rate would be replaced with a 75% usage rate for such equipment (compared to CMS's usage rate of 90%, discussed below). In addition, on December 24, 2009, the Senate passed the Patient Protection and Affordable Care Act (H.R. 3590) which would similarly revise the equipment usage assumption for advanced diagnostic imaging services (which includes MRI, CT and PET). The Senate bill would replace the current 50%

usage assumption rate with a 65% usage rate for such equipment for 2010 through 2012. The rate would be further increased to 70% beginning in 2013 and 75% beginning in 2014. Both H.R. 3962 and H.R. 3590 would change the technical component discount on imaging of contiguous body parts during a single imaging session from 25% to 50%. Also, on February 22, 2010, President Obama released a third health care reform proposal, which is currently being considered by Congress. We are unable to predict whether any of these proposals will become law or in what form, whether any additional or similar changes to statutes or regulations (including interpretations) will occur in the future, or what effect any such legislation or regulation would have on our business. The federal government may, however, have greater involvement in the healthcare industry than in prior years, and such greater involvement may adversely affect our financial condition and results of operations.

Complying with federal and state regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

        We are directly or indirectly through our clients subject to extensive regulation by both the federal government and the states in which we conduct our business, including the federal Anti-Kickback Law and similar state anti-kickback laws, the Stark Law and similar state laws affecting physician referrals, the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and similar state laws addressing privacy and security, state unlawful practice of medicine and fee splitting laws, state certificate of need laws, the Medicare and Medicaid statutes and regulations, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and requirements for handling biohazardous and radioactive materials and wastes.

        Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of health care companies, as well as their executives and managers. These investigations relate to a wide variety of matters, including referral and billing practices. The Office of the Inspector General of the Department of Health and Human Services ("DHHS") and the Department of Justice ("DOJ") have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries.

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

        It is also not clear at this time what existing or future proposals, if any, will be made or adopted and, if adopted, what effect these proposals would have on our business. Healthcare reform under the current administration is a priority. If laws are passed, certain changes could become effective as early as 2010. In addition to the House of Representatives' Affordable Health Care for America Act (H.R. 3962), the Senate's Patient Protection and Affordable Care Act (H.R. 3590) would substantially change the way health care is financed by both governmental and private insurers and may negatively impact payment rates for certain imaging services. Also, on February 22, 2010, President Obama released a third health care reform proposal, which is currently being considered by Congress. At this time, we cannot predict which of the proposals, if any, will be adopted or if adopted, what effect, if any, these or any other proposals would have on the demand for our services or the revenue per procedure that we can collect.

The application or repeal of state certificate of need regulations could harm our business and financial results.

        Some states require a certificate of need or similar regulatory approval prior to the acquisition of high-cost capital items, including diagnostic imaging systems or provision of diagnostic imaging services by us or our clients. Twenty-one of the 45 states in which we operate require a certificate of need and more states may adopt similar licensure frameworks in the future. In many cases, a limited number of these certificates are available in a given state. If we are unable to obtain the applicable certificate or approval or additional certificates or approvals necessary to expand our operations, these regulations may limit or preclude our operations in the relevant jurisdictions.

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

        All of the states in which we operate require that the imaging technologists that operate our computed tomography, single photon emission computed tomography and positron emission tomography systems be licensed or certified. Also, each of our retail sites must continue to meet various requirements in order to receive payments from the Medicare program. In addition, we are currently accredited by The Joint Commission, an independent, non-profit organization that accredits various types of healthcare providers such as hospitals, nursing homes and providers of diagnostic imaging services. In the healthcare industry, various types of organizations are accredited to meet certain Medicare certification requirements, expedite third-party payments and fulfill state licensure requirements. Some managed care providers prefer to contract with accredited organizations. Any lapse in our licenses, certifications or accreditations, or those of our technologists, or the failure of any of our retail sites to satisfy the necessary requirements under Medicare could adversely affect our operations and financial results.

 Risks Related to Our Indebtedness

Our substantial indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

        We are highly leveraged. As of December 31, 2009, we had $667.9 million of outstanding debt, excluding letters of credit, and approximately $115.5 million was available for borrowing under our New Revolving Credit Facility. Our substantial indebtedness could have important consequences for our stockholders. For example, it could:

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

        Our property and equipment, which make up a significant portion of our tangible assets, had a net book value of $340.1 million as of December 31, 2009 and $357.2 million as of December 31, 2008. The book value of these assets should not be relied on as a measure of realizable value for such assets. The realizable value may be lower than such net book value. The value of our assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered. Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered. Our goodwill and other intangible assets had a net book value of $294.4 million as of December 31, 2009 and $304.2 million as of December 31, 2008. These assets primarily consist of the excess of the acquisition cost over the fair market value of the net assets acquired in purchase transactions, customer contracts and costs to obtain certificates of need. The value of goodwill and other intangible assets will continue to depend significantly upon the success of our business as a going concern and the growth in future cash flows. As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our Company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

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

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the New Credit Facility and the indenture governing the notes permit us or our subsidiaries to incur additional indebtedness, subject to certain restrictions. Further, the New Credit Facility and the indenture governing the notes allow for the incurrence of indebtedness by our subsidiaries, all of which would be structurally senior to the notes. In addition, as of December 31, 2009, our New Credit Facility permitted additional borrowings of up to approximately $115.5 million under the New Revolving Credit Facility subject to the covenants contained in the New Credit Facility, and all of those borrowings would be senior to the notes to the extent of the assets securing the New Credit Facility. If new debt is added to our or our subsidiaries' current debt levels, the risks discussed above could intensify.

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

        The indenture governing the notes and our New Credit Facility contain affirmative and negative covenants which restrict, among other things, our ability to:

  •
  incur additional debt;

  •
  sell assets;

  •
  create liens or other encumbrances;

  •
  make certain payments and dividends; or

  •
  merge or consolidate.

        All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. A failure to comply with these covenants and restrictions would permit the relevant creditors to declare all amounts borrowed under the relevant borrowing, together with accrued interest and fees, to be immediately due and payable. If the indebtedness under the credit facility or the notes is accelerated, we may not have sufficient assets to repay amounts due under the credit facility, the notes or on other indebtedness then outstanding. If we are not able to refinance our debt, we could become subject to bankruptcy proceedings, and you may lose all or a portion of your investment because the claims of certain of our creditors on our assets are prior to the claims of holders of the notes.

Increases in interest rates could adversely affect our financial condition.

        An increase in prevailing interest rates would have an effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. At December 31, 2009, approximately $460.0 million of our debt was at variable interest rates.

        Increases in interest rates would also impact the refinancing of our debt. If interest rates are higher when our debt becomes due, we may be forced to borrow at the higher rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, carry the risks that the other parties to the agreements may not perform or that the agreements could be unenforceable. Within 180 days after the closing date of the New Credit Facility, which occurred December 1, 2009, we are required to enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts that would have the effect of fixing the rate of a specified percentage of our variable rate debt for periods to be determined.

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

Item 4.    Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is traded on the New York Stock Exchange under the symbol "AIQ". The high and low sales prices as reported on the NYSE are set forth below for the respective time periods. As of March 7, 2010, there were 48 stockholders of record of our common stock and approximately 3,000 beneficial holders of our common stock.

	2009		2008
	High	Low	High	Low
First Quarter	$9.79	$6.28	$11.00	$8.16
Second Quarter	$9.00	$6.41	$9.46	$7.59
Third Quarter	$7.38	$4.84	$12.03	$8.08
Fourth Quarter	$6.47	$5.06	$10.25	$6.15

        We have never paid any cash dividends on our common stock and have no current plans to do so. We intend to retain available cash to provide for the operation of our business, including capital expenditures, fund future acquisitions and repay indebtedness. Our New Credit Facility and the indenture related to our notes restrict the payment of cash dividends on our common stock. In December 2009, we withheld 333,772 shares from certain employees to pay taxes related to restricted stock awards that vested. These shares are included in treasury stock and are valued at $5.71 per share. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        All stock option plans under which our common stock is reserved for issuance have previously been approved by our shareholders. The following table provides summary information as of December 31, 2009 for all of our stock option plans:

	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of Common Stock remaining available for future issuance (excluding shares reflected in column 1)
Stock option plans approved by shareholders	4,417,550	$6.87	3,347,587
Stock option plans not approved by shareholders	—	—	—

	4,417,550	$6.87	3,347,587

STOCK PERFORMANCE GRAPH

        The following graph sets forth the cumulative return on our common stock from December 31, 2004 through December 31, 2009, as compared to the cumulative return of the S&P 500 Index and the cumulative return of the S&P Healthcare Index. The graph assumes that $100 was invested on December 31, 2004 in each of (1) our common stock, (2) the S&P 500 Index and (3) the S&P Healthcare Index and that all dividends (if applicable) were reinvested.

COMPARISON OF THE CUMULATIVE TOTAL RETURN AMONG
ALLIANCE HEALTHCARE SERVICES, INC., THE S&P 500 INDEX, AND
THE S&P HEALTHCARE INDEX

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Alliance HealthCare Services, Inc.	100.00	52.89	59.11	85.51	70.84	50.76
S&P 500	100.00	103.00	117.03	121.16	74.53	92.01
S&P Healthcare Index	100.00	104.85	110.92	116.90	88.28	103.35

        This graph and the accompanying text are not "soliciting material," are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

	Year Ended December 31,
	2005	2006	2007	2008	2009
Consolidated Statements of Operations Data:
Revenues	$430,788	$455,775	$444,919	$495,834	$505,513
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	226,294	244,254	235,471	261,753	270,381
Selling, general and administrative expenses	48,077	53,955	57,049	62,728	67,579
Transaction costs	—	—	—	—	893
Employment agreement costs	366	—	—	—	—
Severances and related costs	826	745	682	636	1,404
Loss on extinguishment of debt	—	—	—	61	14,600
Depreciation expense	82,505	83,397	82,703	87,728	94,918
Amortization expense	3,954	4,933	5,195	8,696	11,000
Interest expense and other, net	34,203	41,078	42,362	48,392	45,894
Other (income) and expense, net	(399)	45	(579)	(872)	(1,178)

Total costs and expenses	395,826	428,407	422,883	469,122	505,491

Income before income taxes, earnings from unconsolidated investees and noncontrolling interest, net of tax	34,962	27,368	22,036	26,712	22
Income tax expense	14,758	12,032	11,644	11,764	308
Earnings from unconsolidated investees	(3,343)	(5,371)	(7,567)	(4,605)	(3,831)

Net income	23,547	20,707	17,959	19,553	3,545
Less: Net income attributable to noncontrolling interest, net of tax	(1,718)	(2,075)	(1,727)	(3,030)	(3,064)

Net income attributable to Alliance HealthCare Services, Inc.	$21,829	$18,632	$16,232	$16,523	$481

Earnings per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.44	$0.37	$0.32	$0.32	$0.01

Diluted	$0.43	$0.37	$0.31	$0.32	$0.01

Weighted average number of shares of common stock and common stock equivalents:
Basic	49,378	49,780	50,563	51,296	51,738
Diluted	50,262	50,335	51,582	52,159	52,155
Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$13,421	$16,440	$120,892	$73,305	$111,884
Total assets	675,342	664,526	849,807	883,723	887,836
Long-term debt, including current maturities	579,582	529,425	670,796	662,562	667,890
Stockholders' (deficit) equity	(35,856)	(12,598)	8,079	28,993	34,762

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are a leading national provider of outpatient diagnostic imaging services, based upon annual revenue and number of diagnostic imaging systems deployed, and are a provider of radiation oncology services. Our principal sources of revenue are derived from magnetic resonance imaging ("MRI") and positron emission tomography/computed tomography ("PET/CT"). We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared- service and full-time service basis. We also provide services through a growing number of fixed-site imaging centers, primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which includes only the use of our imaging systems under a short-term contract. We have also leveraged our leadership in MRI and PET/CT to expand into radiation oncology. Our radiation oncology business is operated through our wholly-owned subsidiary, Alliance Oncology, LLC ("AO"), and includes a wide range of services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, actual radiation oncology delivery, therapy management and follow-up care. Our services include the use of our linear accelerators, therapists to operate such systems, administrative staff, equipment maintenance and upgrades, and management of day-to-day operations. We also provide stereotactic radiation oncology services through our wholly-owned subsidiary, Alliance Radiosurgery, LLC.

        MRI and PET/CT services generated 47% and 40% of our revenue, respectively, for the year ended December 31, 2009, 54% and 34% of our revenue, respectively, for the year ended December 31, 2008 and 60% and 31% of our revenue, respectively, for the year ended December 31, 2007. Our remaining revenue was comprised of radiation oncology revenue and other modality diagnostic imaging services revenue, primarily computed tomography ("CT") and management contract revenue. We had 507 diagnostic imaging and radiation oncology systems, including 295 MRI systems and 126 positron emission tomography ("PET") or PET/CT systems and served over 1,000 clients in 45 states at December 31, 2009. We operated 116 fixed-site imaging centers (three in unconsolidated joint ventures), which constitutes systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups' offices, and free-standing fixed-site imaging centers, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space at December 31, 2009. Of the 116 fixed-site imaging centers, 91 were MRI fixed-site imaging centers, 16 were PET or PET/CT fixed-site imaging centers, six were other modality fixed-site imaging centers and three were in unconsolidated joint ventures. We also operated 25 radiation oncology centers and stereotactic radiosurgery facilities (including two radiation oncology centers in unconsolidated joint ventures) at December 31, 2009.

        Approximately 80%, 79% and 89% of our revenues for the years ended December 31, 2009, 2008 and 2007, respectively, were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients' behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients' receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

        Approximately 20%, 21% and 11% of our revenues for the years ended December 31, 2009, 2008 and 2007, respectively, were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenue. Our revenue from these sites is generated from direct billings to patients or their third-party payors, including Medicare, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

        Fixed-site imaging centers and radiation oncology centers can be structured as either wholesale or retail arrangements. Our contracts for radiation oncology services average approximately 10 to 20 years in length. Revenues from these centers are included in either our wholesale or retail revenues.

        For services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene. For example, for 2008, the fee schedule rates were to be reduced by approximately 10.1%. The Medicare, Medicaid and SCHIP Extension Act of 2007 eliminated the 10.1% reduction for 2008 and increased the annual payment rate update by 0.5%. This increase to the annual Medicare Physician Fee Schedule payment update was effective only for Medicare claims with dates of service between January 1, 2008 and June 30, 2008. Beginning July 1, 2008, under the Medicare Improvement for Patients and Providers Act of 2008 ("MIPPA"), the 0.5% increase was continued for the rest of 2008. In addition, MIPPA established a 1.1% increase to the Medicare Physician Fee Schedule payment update for 2009. For 2010, the Centers for Medicare and Medicaid Services ("CMS") are projecting a rate reduction of 21.2% unless Congress intervenes again to avoid the payment reduction. On December 19, 2009, President Obama signed into law the Department of Defense Appropriations Act, 2010 (H.R. 3326) which includes a zero percent Medicare physician update through February 28, 2010. This was further extended through March 31, 2010 by the Temporary Extension Act of 2010, signed into law by President Obama on March 2, 2010. Currently pending in the Senate is the House of Representatives' Medicare Physician Payment Reform Act of 2009 (H.R. 3961), which would prevent the rate reduction by restructuring the formula that forms the basis of the Medicare Physician Fee Schedule payments. If Congress fails to intervene to prevent the 21.2% rate reduction, the resulting decrease in payment will adversely impact our revenues and results of operations.

        MIPPA also modified the methodology by which the budget neutrality formula was applied to the 2009 physician fee schedule payment rates, resulting in an overall reduction in payment rates for services performed by many specialties, including an estimated 3% reduction for radiation oncology and 1% reduction for nuclear medicine. The impact of the payment rates on specific companies depends on their service mix. We estimated decreases in rates for our radiation oncology business, but cannot predict the full impact the rate reductions will have on our future revenues or business. Also with respect to MIPPA, the legislation requires all suppliers that provide the technical component of diagnostic MRI, PET/CT, CT, and nuclear medicine to be accredited by an accreditation organization designated by CMS by January 1, 2012. On January 26, 2010, CMS initially approved the following designated accreditation organizations to accredit suppliers furnishing the technical component of all advanced imaging modalities (CT, nuclear medicine, PET and MRI) on or after January 1, 2010: The American College of Radiology (ACR), the Intersocietal Accreditation Commission (IAC) and The Joint Commission. All our facilities are accredited by The Joint Commission.

        A number of other legislative changes impact our retail business. For example, the Deficit Reduction Act of 2005 ("DRA") imposed caps on Medicare payment rates for certain imaging services furnished in physician's offices and other non-hospital based settings. The caps impact MRI, PET/CT and certain imaging services performed in conjunction with radiation therapy, including certain image guided radiation therapy ("IGRT") services and diagnostic imaging services used to plan intensity modulated radiation therapy ("IMRT"). Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change applies to services furnished on or after January 1, 2007. The limitation is applicable to the technical components of the diagnostic imaging services only, which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule. CMS issues on an annual basis the hospital outpatient prospective payment ("HOPPS") rates, which are used to develop the caps. If the technical component of the service established under the Physician Fee Schedule (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), then the payment is to be reduced. In other words, in those instances where the technical component for the particular service is greater for the non-hospital site, the DRA directs that the hospital outpatient payment rate be substituted for the otherwise applicable Physician Fee Schedule payment rate. The implementation of this reimbursement reduction contained in the DRA had a significant effect on our financial condition and results of operations in 2007, whereas the changes in 2008 and 2009 have been limited.

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

        Regulatory updates to payment rates for which we bill the Medicare program directly are published annually by CMS. For payments under the Physician Fee Schedule for calendar year 2010, CMS changed the way it calculates components of the Medicare Physician Fee Schedule. First, CMS reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the current 50% usage rate to a 90% usage rate. This change applied to MRI and CT scans, but not for radiation therapy and other therapeutic equipment. The OIG has stated that for 2010, it intends to focus on, among other things, the practice expense components, including the equipment utilization rate, for certain imaging services reimbursed under Medicare Physician Fee Schedule to determine whether Medicare payment reflects the actual expenses incurred and whether the utilization rate reflects current industry practices. Moreover, federal legislative proposals have been introduced that would result in lower usage assumptions and, if finalized, would supersede CMS's regulatory changes.

        Further with respect to its 2010 changes, CMS also reduced payment for services primarily involving the technical component rather than the physician work component, including the services we provide, by adjusting downward malpractice payments for these services. The reductions primarily impact radiology and other diagnostic tests. All these changes to the Medicare Fee Schedule will be transitioned over a four year period such that beginning in 2013, CMS will fully implement the revised payment rates. CMS projects that the combined impact of these changes, when fully implemented will result in an estimated 5% reduction in radiation oncology, 16% reduction in radiology, 23% reduction in nuclear medicine and 34% reduction for all suppliers providing diagnostic tests generally. For the 2010 transitioned payment, CMS estimates the impact of its changes will result in a 1% reduction in radiation oncology, 5% reduction in radiology, 18% reduction in nuclear medicine and 12% reduction for all suppliers providing the technical component of diagnostic tests generally. These impacts are calculated prior to any application of the projected negative update factor of 21.2% related to MIPPA (which may be implemented in April 2010 unless Congress intervenes) and may impact our future revenues. If the CMS 2010 reimbursement rates had been in effect for full year 2009, we estimate that our annualized retail revenue related to MRI and radiation oncology would not have been materially impacted.

        In addition to annual updates to the Medicare Physician Fee Schedule, as indicated above, CMS also publishes regulatory changes to the HOPPS on an annual basis. These payments are the amounts received by our hospital clients for hospital outpatient services. For 2008, the national Medicare HOPPS payment rate for nonmyocardial PET and PET/CT scans was $1,057 per scan and the national payment rate for myocardial PET scans was $1,400 per scan. Effective January 1, 2008, CMS also bundled the PET and PET/CT payment for radiopharmaceuticals with the payment for the PET and PET/CT scan. In addition, CMS reduced the 2008 national Medicare HOPPS rate for MRI scans by approximately 3%. The 2008 national Medicare HOPPS payment rates for stereotactic radiosurgery treatment delivery services ranged from $1,057 to $8,055, depending on the level of service. For 2009, the payment rate for nonmyocardial PET and PET/CT scans is $1,037 per scan. For myocardial PET procedures, the 2009 payment rate is $1,157 per scan. For stereotactic radiosurgery treatment delivery services, the 2009 payment rates range from $952 to $7,642, depending on the level of service. On October 30, 2009, CMS released its 2010 national Medicare HOPPS payment rates, which went into effect January 1, 2010. For nonmyocardial PET and PET/CT, the 2010 payment rate is $1,037 per scan. For myocardial PET procedures, the 2010 payment rate is $1,433 per scan. For stereotactic radiosurgery treatment delivery services, the 2010 payment rates range from $963 to $7,344, depending on the level of service.

        Combined, the DRA and PET and PET/CT Medicare HOPPS rate reductions negatively impacted our 2007 revenue by a total of approximately $14 million. For 2008 and 2009, however, the DRA and the net Medicare rate reductions in HOPPS did not have a material negative effect on revenue and earnings. At this time, however, we cannot predict the impact the rate reductions will have on our future revenues or business.

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

        Over the past few years, the growth rate of MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, a growing number of medical groups adding imaging capacity within their practice setting and additional patient-related cost-sharing programs. In addition, there is an increasing trend of third-party payors intensifying their utilization management efforts, for example through benefit managers who require preauthorizations, to control the growth rate of imaging services generally. We expect that these trends will continue throughout 2010. Further, a number of payment initiatives are being proposed in the imaging area. President Obama's budget for fiscal year 2010 includes provisions that may require the use of radiology benefit managers to preauthorize certain imaging services for Medicare enrollees. Moreover, healthcare reform under the current administration is a priority. If laws are passed, certain changes could become effective as early as 2010. In addition to the House of Representatives'

Affordable Health Care for America Act (H.R. 3962), the Senate's Patient Protection and Affordable Care Act (H.R. 3590) would substantially change the way health care is financed by both governmental and private insurers and may negatively impact payment rates for certain imaging services. Also, on February 22, 2010, President Obama released a third health care reform proposal, which is currently being considered by Congress. At this time, we cannot predict which of the proposals, if any, will be adopted or if adopted, what effect, if any, these or any other proposals would have on our future revenues or business.

        We have experienced and continue to experience an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers, or OEMs, selling systems directly to certain of our clients. Typically, OEMs target our higher scan volume clients. This increase in activity by OEMs has resulted in overcapacity of systems in the marketplace. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace these higher volume clients typically with lower volume clients. Our non-scan based MRI business has been impacted by a decline in the number of hospital construction projects, driven by a decrease in new MRI systems being added by hospitals in their facilities and a decrease in the number of equipment upgrades occurring in the hospital market. Our MRI revenues decreased in 2009 compared to 2008 due to the factors described above, and we believe that MRI revenues will continue to decline in future years.

        Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2010. Continued concerns about the systemic impact of potential long-term and wide-spread recession, inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased market volatility and diminished expectations for the United States economy. Added concerns fueled by the United States government financial assistance to certain companies and other federal government's interventions in the United States financial system has led to increased market uncertainty and instability in both United States and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence, increased unemployment, increased tax rates and governmental budget deficits and debt levels have contributed to volatility of unprecedented levels. We believe our MRI and PET/CT scan volumes have been impacted during 2009 and will continue to be impacted in 2010 by rising unemployment rates, the number of under-insured or uninsured patients and other conditions arising from the global economic conditions described above. At this time, it is unclear what impact this might have on our future revenues or business.

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

Seasonality

        We experience seasonality in the revenues and margins generated for our services. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue is affected primarily by fewer calendar days and inclement weather, typically resulting in fewer patients being scanned during the period. Fourth quarter revenues are affected by holiday and client and patient vacation schedules, resulting in fewer scans during the period. The variability in margins is higher than the variability in revenues due to the fixed nature of our costs. The Company also experiences fluctuations in the revenues and margins generated due to acquisition activity and general economic conditions, including recession or economic slowdown.

Kohlberg Kravis Roberts & Co Acquisition and Disposition

        On November 2, 1999, Viewer Holdings L.L.C., an affiliate of Kohlberg Kravis Roberts & Co ("KKR"), acquired approximately 92% of Alliance in a recapitalization merger. Viewer is owned by two investment funds sponsored by KKR. The KKR acquisition consisted of a recapitalization merger in 1999 in which a wholly-owned subsidiary of Viewer was merged with and into Alliance. Upon the consummation of the KKR acquisition, Viewer owned approximately 92% of Alliance.

        On November 27, 2006, affiliates of KKR sold 9.2 million shares of our common stock in an underwritten secondary public offering. Following completion of the offering, KKR beneficially owned approximately 52% of our outstanding shares of common stock. We did not sell any shares and did not receive any proceeds from the sale of shares in the public offering.

        On April 16, 2007, funds managed by Oaktree Capital Management, LLC ("Oaktree") and MTS Health Investors, LLC ("MTS") purchased approximately 24.5 million shares of our common stock from KKR. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of our common stock. Subsequently, KKR sold its remaining shares on the open market. At December 31, 2009, Oaktree and MTS owned in the aggregate approximately 47.1% of the outstanding shares of common stock of the Company.

Recent Transactions

        Effective October 1, 2007, we purchased the assets of Diagnostic Radiology Systems, Inc., a mobile provider of MRI and PET/CT, with operations in a certificate of need state. The purchase price consisted of $8.6 million in cash and transaction costs. The acquisition was financed using internally generated funds. As a result of this acquisition, we recorded goodwill of $2.1 million and acquired intangible assets of $2.2 million, of which $1.5 million was assigned to customer contracts, which is amortized over eight years, $0.5 million was assigned to the non-compete agreement, which was amortized over one year, and $0.2 million was assigned to certificates of needs, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The preliminary values above were subject to adjustment for up to one year after the close of the transaction due to additional information that could result in changes in the original valuation of assets acquired and liabilities assumed. During the year ended December 31, 2008, the adjustments to goodwill as a result of changes in the original valuation of assets acquired and liabilities assumed were not material. The year ended December 31, 2007 included three months of operations from this acquisition. We have not included pro forma information as this acquisition did not have a material impact on our consolidated financial position or results of operations.

        Effective November 2, 2007, we purchased the assets of eight radiation oncology centers in Alabama, Arkansas, Mississippi, and Missouri from Bethesda Resources, Inc., a wholly-owned subsidiary of Sonix, Inc. ("the Bethesda transaction"). Many of these centers are sole community providers and are located on or near hospital campuses. Several of these radiation oncology centers operate under certificates of need. The purchase price consisted of $36.5 million in cash and $0.8 million in assumed liabilities and transaction costs. The acquisition was financed using internally generated funds and capital leases. As a result of this acquisition, we recorded goodwill of $4.2 million and acquired intangible assets of $31.2 million, of which $2.2 million was assigned to the physician referral network, which is amortized over seven years and $29.0 million was assigned to certificates of need, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. During the year ended December 31, 2008, we decreased goodwill by $0.1 million as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2007 included approximately two months of operations from this acquisition. We have not included pro forma information as this acquisition did not have a material impact on our consolidated financial position or results of operations.

        Effective November 5, 2007, we purchased all of the outstanding shares of the New England Health Enterprises Business Trust and all of the outstanding membership interests of New England Imaging Management, LLC, a fixed-site provider of MRI and CT, collectively referred to as New England Health Enterprises, or NEHE. NEHE operated seven fixed-site imaging centers and one mobile MRI system in Maine and Massachusetts. The purchase price consisted of $44.6 million in cash, $2.3 million in cash which is being held in an escrow account, and $4.6 million in assumed liabilities and transaction costs. The acquisition was financed using internally generated funds, borrowings under an Acquisition Credit Facility and capital leases. We recorded total goodwill of $19.3 million, which includes $10.9 million of goodwill related to deferred tax liabilities recorded for basis differences in intangible assets as a result of the acquisition. None of the goodwill recorded is deductible for tax purposes. We acquired intangible assets of $29.0 million, of which $15.7 million was assigned to the physician referral network, which is amortized over 15 years, $3.8 million was assigned to the non-compete agreement, which is amortized over five years, and $9.5 million was assigned to certificates of need held by NEHE, which have indefinite useful lives and are not subject to amortization. These assets were recorded at fair value at the acquisition date. At the date of acquisition, the acquisition included $2.3 million for a contingent payment which was being held in an escrow account, pending the resolution of claims for indemnification and contingent consideration based on certain performance target requirements, which were resolved over the one to three years following the acquisition date. During the year ended December 31, 2009, these contingencies were resolved and we recorded a decrease to goodwill of $0.6 million. We received $2.9 million from escrow during 2009. All contingencies have been resolved and all escrow amounts have been distributed as of December 31, 2009. The year ended December 31, 2007 included approximately two months of operations from this acquisition. We have not included pro forma information as this acquisition did not have a material impact on our consolidated financial position or results of operations.

        On December 4, 2007, we issued an additional $150 million of our 7 1/4% Senior Subordinated Notes due 2012 (the "new 7 1/4% Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The new 7 1/4% Notes were issued at a discount of 8.5%, which was being amortized to interest expense through the maturity date of the notes. The new 7 1/4% Notes have terms that were substantially identical to our original 7 1/4% Notes, but were issued under a new indenture and are therefore a separate series of notes. We used a portion of the net proceeds from the issuance of the new 7 1/4% Notes to repay and terminate an Acquisition Credit Facility entered into to finance the NEHE acquisition (as described in Note 9 of the Notes to Consolidated Financial Statements for the year ended December 31, 2008). The remaining net proceeds were used for general corporate purposes, including acquisitions. The 7 1/4% Notes were substantially redeemed in December 2009, in conjunction with our Refinance Transaction, as discussed below. At December 31, 2009, $5.6 million of the 7 1/4% Notes were outstanding. The remaining balance of the 7 1/4% Notes was redeemed at par in January 2010.

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

        In the third quarter of 2008, we purchased all of the outstanding membership interests of Medical Outsourcing Services, LLC ("MOS"), a mobile provider of PET/CT, based in Naperville, Illinois. MOS currently operates in nine states, including, Illinois, Indiana, Iowa, Michigan, Missouri, New Jersey, Ohio, Pennsylvania, and Wisconsin. The purchase price consisted of $17.3 million in cash, $2.5 million in cash which is being held in an escrow account, and $4.6 million in assumed liabilities and transaction costs. We financed this acquisition using internally generated funds and proceeds from the issuance of the new 7 1/4% Notes in December 2007. As a result of this acquisition, we recorded goodwill of $3.3 million and acquired intangible assets of $12.5 million, of which $3.9 million was assigned to the physician referral network, which is amortized over five years, $6.1 million was assigned to customer relationships, which is amortized over 10 years and $2.5 million was assigned to a non-compete agreement, which is amortized over three years. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The acquisition included $2.5 million for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification, which is expected to be resolved over the three years following the acquisition date. When the contingencies are resolved and consideration is distributable from the escrow account, we will record the fair value of the consideration as additional purchase price to goodwill. During the year ended December 31, 2009, we increased goodwill by $0.1 million as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2008 included six months of operations from this acquisition. We have not included pro forma information as this acquisition did not have a material impact on our consolidated financial position or results of operations. Please also see further discussion in Note 12 of the Notes to the Consolidated Financial Statements.

        In the third quarter of 2008, we purchased all of the outstanding membership interests of RAMIC Des Moines, LLC ("RAMIC"), a single modality center providing MRI services in West Des Moines, Iowa. The purchase price consisted of $7.2 million in cash, $0.6 million in cash which is being held in an escrow account, and $0.1 million in assumed liabilities and transaction costs. We financed this acquisition using internally generated funds and proceeds from the issuance of the new 7 1/4% Notes in December 2007. As a result of this acquisition, we recorded goodwill of $2.9 million and acquired intangible assets of $2.6 million, of which $1.8 million was assigned to the physician referral network, which is amortized over five years and $0.8 million was assigned to certificates of need held by RAMIC, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The acquisition included $0.6 million for a contingent payment which was being held in an escrow account, pending the resolution of claims for indemnification. All contingencies have been resolved and all escrow amounts have been distributed as of December 31, 2009. During the year ended December 31, 2009, $0.6 million was released from escrow, which was recorded to goodwill as additional purchase price. The year ended December 31, 2008 included approximately five months of operations from this acquisition. We have not included pro forma information as this acquisition did not have a material impact on our consolidated financial position or results of operations.

        In the fourth quarter of 2008, we purchased all of the outstanding membership interests of Shared PET Imaging, LLC ("SPI"), a mobile and fixed-site provider of PET and PET/CT, based in Canton, Ohio. SPI serves approximately 90 clients in thirteen states, including Ohio, Michigan, Indiana, Illinois, Florida, Pennsylvania, New York, Tennessee and South Carolina. The purchase price consisted of $34.1 million in cash, $2.0 million in cash which is being held in an escrow account, and $9.1 million in assumed liabilities and transaction costs. We financed this acquisition using internally generated funds and proceeds from the issuance of the new 7 1/4% Notes in December 2007. As a result of this acquisition, we recorded goodwill of $6.9 million and acquired intangible assets of $9.4 million, of which $0.5 million was assigned to the physician referral network, which is amortized over five years, $5.4 million was assigned to customer relationships, which is amortized over 13 years, $3.2 million was assigned to a non-compete agreement, which is amortized over three years, and $0.3 million was assigned to certificates of need held by SPI, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The acquisition included $2.0 million for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification, which will be resolved over the 18 months following the acquisition date. When the contingencies are resolved and consideration is distributable from the escrow account, we will record the fair value of the consideration as additional purchase price to goodwill. During the year ended December 31, 2009, we increased goodwill by $0.4 million as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2008 included one month of operations from this acquisition. We have not included pro forma information as this acquisition did not have a material impact on our consolidated financial position or results of operations.

        Also in the fourth quarter of 2008, we purchased the remaining 20% minority interest in AO. The total purchase price was $6.5 million, which consisted entirely of cash. We financed this acquisition using internally generated funds. As a result of this acquisition, we recorded goodwill of $4.5 million. All recorded goodwill is capitalized for tax purposes and amortized over 15 years.

        During December 2009, we entered into and completed various debt related transactions in order to expand our borrowing capacity and extend the maturity of our debt (the "Refinance Transaction"). In order to accomplish this, we retired substantially all of our $300.0 million 7 1/4% senior subordinated notes due 2012 (the "7 1/4% Notes") through a cash tender offer (the "Tender Offer") and repaid the balance of $351.6 million on our existing Tranche C1 term loan facility (the "Old Term Loan"). In conjunction with the Refinance Transaction we also entered into a new senior secured credit agreement (the "New Credit Facility"), comprised of a $460.0 million term loan (the "New Term Loan") maturing June 2016 and a $120.0 million revolving facility (the "New Revolving Credit Facility") maturing December 2014. Borrowings under the New Term Loan were issued at 98.0% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the loan. We also issued $190.0 million of 8% senior notes due 2016 (the "8% Notes") in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended. The 8% Notes were issued at 98.69% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the notes. Borrowings under the New Credit Facility bear interest through maturity at a variable rate based upon, at our option, either London InterBank Offered Rate ("LIBOR") or the base rate (which is the highest of the administrative agent's prime rate, one-half of 1.00% in excess of the overnight federal funds rate, and 1.00% in excess of the one-month LIBOR rate), plus in each case, an applicable margin. With respect to the New Term Loan, the applicable margin for LIBOR loans is 3.50% per annum, and with respect to the New Revolving Credit Facility, the applicable margin for LIBOR loans ranges, based on the applicable leverage ratio, from 3.25% to

3.75% per annum, in each case, with a LIBOR floor of 2.00%. With respect to the New Term Loan, the applicable margin for base rate loans is 2.50% per annum, and with respect to the New Revolving Credit Facility, the applicable margin for base rate loans ranges, based on the applicable leverage ratio, from 2.25% to 2.75% per annum. We used the proceeds from these transactions and existing cash to complete the Tender Offer and purchase $294.4 million of the 7 1/4% Notes at a purchase price equal to 100.125% of the principal amount, together with the accrued interest to the purchase date. We also used the proceeds from these transactions to pay off the Old Term Loan and redeem the remaining $5.6 million of 7 1/4% notes in January 2010 at a redemption price equal to 100.0% of the principal amount, together with accrued interest to the redemption date. We incurred a loss on extinguishment of debt of $14.6 million related to the Refinance Transaction, which represents the tender premium and consent payment to redeem the 7 1/4% Notes, write-off of unamortized debt issuance costs related to the retired debt, and other fees and expenses.

Results of Operations

        The table below shows the components in our consolidated statements of operations as a percentage of revenues:

	Year Ended December 31,
	2007	2008	2009
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	52.9	52.8	53.5
Selling, general and administrative expenses	12.8	12.6	13.4
Transaction costs	—	—	0.2
Severance and related costs	0.1	0.1	0.2
Depreciation expense	18.6	17.7	18.7
Amortization expense	1.2	1.7	2.2
Interest expense and other, net	9.5	9.8	9.1
Loss on extinguishment of debt	—	0.1	2.9
Other (income) and expense, net	(0.1)	(0.2)	(0.2)

Total costs and expenses	95.0	94.6	100.0

Income before income taxes, earnings from unconsolidated
investees and noncontrolling interest, net of tax	5.0	5.4	—
Income tax expense	2.6	2.4	0.1
Earnings from unconsolidated investees	(1.7)	(0.9)	(0.8)

Net income	4.1	3.9	0.7
Less: Net income attributable to noncontrolling interest, net of tax	(0.4)	(0.6)	(0.6)

Net income attributable to Alliance HealthCare Services, Inc.	3.7%	3.3%	0.1%

        As noted previously, we have seen a continued decrease in our scan-based MRI revenues and we believe that scan-based MRI revenues from our shared- service operations will continue to decline in future years. The table below provides MRI statistical information for each of the years ended December 31:

	2007	2008	2009
MRI statistics
Average number of total systems	307.9	303.7	280.1
Average number of scan-based systems	252.8	254.1	241.0
Scans per system per day (scan-based systems)	9.29	9.18	8.82
Total number of scan-based MRI scans	645,711	630,875	567,624
Price per scan	$364.78	$380.54	$383.58

        Over the past three years we have seen an increase in PET and PET/CT revenues. The table below provides PET and PET/CT revenue statistical information for each of the years ended December 31:

	2007	2008	2009
PET and PET/CT statistics
Average number of systems	72.3	86.8	116.2
Scans per system per day	6.30	6.13	5.97
Total number of PET and PET/CT scans	115,870	141,513	180,824
Price per scan	$1,195	$1,178	$1,098

        Following are the components of revenue (in millions) for each of the years ended December 31:

	2007	2008	2009
Total MRI revenue	$265.3	$269.4	$238.5
PET/CT revenue	139.7	167.7	201.5
Radiation oncology, other modalities and other revenue	39.9	58.7	65.5

Total	$444.9	$495.8	$505.5

	Year Ended December 31,
	2007	2008	2009
Total fixed-site imaging center revenue (in millions)	$78.1	$102.7	$113.1

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        Revenue increased $9.7 million, or 2.0%, to $505.5 million in 2009 compared to $495.8 million in 2008 due to an increase in PET/CT revenues, radiation oncology, other modalities and other revenue, partially offset by a decrease in MRI revenues. PET/CT revenue in 2009 increased $33.8 million, or 20.2%, compared to 2008. Total PET and PET/CT scan volumes increased 27.8% to 180,824 scans in 2009 from 141,513 scans in 2008, primarily as a result of the acquisition of SPI in the fourth quarter of 2008, the acquisition of MOS in the third quarter of 2008 and growth in our core PET business. The average number of PET and PET/CT systems in service increased to 116.2 systems in 2009 from 86.8 systems in 2008. These PET and PET/CT increases were partially offset by a 6.8% decline in the average price per PET and PET/CT scan, to $1,098 per scan in 2009 compared to $1,178 per scan in 2008. The decline in the average price per PET and PET/CT scan was primarily related to the SPI acquisition, which was largely wholesale in nature and had a lower average price per scan on acquired customer contracts, as well as normal levels of pricing pressure from our wholesale customers. Scans per system per day also decreased 2.6%, to 5.97 scans per system per day in 2009 from 6.13 scans per system per day in 2008. Radiation oncology, other modalities and other revenue increased $6.8 million, or 11.3%, to $65.5 million in 2009 compared to $58.7 million in 2008 primarily due to an increase in the number of radiation oncology centers on operation. MRI revenue decreased $30.9 million in 2009, or 11.4%. Scan-based MRI revenue decreased $22.4 million in 2009, or 9.3%, to $217.7 million in 2009 from $240.1 million in 2008. Scan-based MRI scan volume decreased 10.0% to 567,624 scans in 2009 from 630,875 scans in 2008, primarily due to a decrease in client demand. Scan-based systems in service decreased to 241.0 systems in 2009 from 251.4 systems in 2008. Average scans per system per day also decreased by 3.9% to 8.82 in 2009 from 9.18 in 2008. These decreases were partially offset by an increase in the average price per MRI scan. The average price per MRI scan increased to $383.58 per scan in 2009 from $380.54 per scan in 2008. Non-scan based MRI revenue decreased $8.5 million in 2009 compared to 2008 primarily due to a decline in the number of hospital construction projects and a decrease in the number of equipment upgrades occurring in the hospital market, both of which impact the demand for our non-scan based MRI business. Included in the revenue totals above is fixed-site imaging center revenues, which increased $10.4 million, or 10.1%, to $113.1 million in 2009 from $102.7 million in 2008.

        We had 295 MRI systems at December 31, 2009 compared to 301 MRI systems at December 31, 2008. We had 126 PET and PET/CT systems at December 31, 2009 compared to 114 PET and PET/CT systems at December 31, 2008. We operated 116 fixed site imaging centers (including three in unconsolidated joint ventures) at December 31, 2009, compared to 105 fixed site imaging centers (including four in unconsolidated joint ventures) at December 31, 2008. We operated 25 radiation oncology centers (including two in unconsolidated joint ventures) at December 31, 2009, compared to 21 radiation oncology centers (including two in unconsolidated joint ventures) at December 31, 2008.

        Cost of revenues, excluding depreciation and amortization, increased $8.6 million, or 3.3%, to $270.4 million in 2009 compared to $261.8 million in 2008. Medical supplies increased $5.8 million, or 24.6%, primarily as a result of an increase in the number of PET and PET/CT scans, which use a radiopharmaceutical as a component of the PET and PET/CT scan. Maintenance and related costs increased $5.7 million, or 10.6%, due to an increase in service costs related to an increase in the number of PET/CT systems in operation and the addition of radiation oncology systems. Compensation and related employee expenses increased $2.2 million, or 1.8%, primarily as a result of an increase in average headcount related to acquisitions completed in the second half of 2008. Fuel expenses decreased $2.7 million, or 34.0%, primarily due to a decrease in the average price per gallon of diesel fuel costs. Equipment rental costs decreased $2.2 million, or 43.8%, primarily due to a lower number of rental systems in use to support current clients as a result of improved system utilization. All other cost of revenues, excluding depreciation and amortization, decreased $0.2 million, or 0.7%. Cost of revenues, as a percentage of revenue, increased to 53.5% in 2009 from 52.8% in 2008 as a result of the factors described above.

        Selling, general and administrative expenses increased $4.9 million, or 7.7%, to $67.6 million in 2009 compared to $62.7 million in 2008. Compensation and related employee expenses increased $4.2 million, or 11.7%, as a result investments in the infrastructure of the oncology division and an increase in average headcount related to acquisitions completed in the second half of 2008. Office expenses increased $0.8 million, or 14.6%, due to an increase in information technology expenses and other office expenses. Professional services expenses increased $0.8 million, or 9.4%, due to an increase in legal and other professional fees. Share-based payment increased $0.7 million, or 14.0%, due to new equity awards granted in 2009. The provision for doubtful accounts decreased $1.9 million, or 44.3%, primarily due to the collections of aged wholesale receivables and a reduction in bad debt related to our retail receivables. The provision for doubtful accounts, as a percentage of revenue, was 0.5% of revenue in 2009 compared to 0.9% in 2008. All other selling, general and administrative expenses increased $0.3 million, or 6.5%. Selling, general and administrative expenses as a percentage of revenue were 13.4% and 12.7% in 2009 and 2008, respectively.

        Transaction costs were $0.9 million due to acquisition-related costs, which are now required to be expensed.

        We recorded severance and related costs of $1.4 million in 2009 compared to $0.6 million in 2008.

        Depreciation expense increased $7.2 million, or 8.2%, to $94.9 million in 2009 compared to $87.7 million in 2008 as a result of fixed assets acquired in connection with our acquisitions in the second half of 2008.

        Amortization expense increased by $2.3 million, or 26.5%, to $11.0 million in 2009 compared to $8.7 million in 2008, primarily due to the incremental amortization expense for intangible assets acquired in conjunction with our acquisitions in the second half of 2008.

        Interest expense and other, net, decreased $2.5 million, or 5.2%, to $45.9 million in 2009 compared to $48.4 million in 2008. This decrease was primarily due to lower average rates on our credit facility.

        We recorded a loss on extinguishment of debt of $14.6 million in 2009 related to the Refinance Transaction, compared to $0.1 million in 2008.

        Income tax expense was $0.3 million and $11.8 million in 2009 and 2008, respectively, resulting in effective tax rates of 39.0% and 41.6% in 2009 and 2008, respectively. Our effective tax rates were higher than the federal statutory rates principally as a result of various permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

        Earnings from unconsolidated investees decreased by $0.8 million, or 16.8%, to $3.8 million in 2009 compared to $4.6 million in 2008 due to a decrease in earnings from our unconsolidated investees.

        Net income attributable to noncontrolling interest increased $0.1 million, or 1.1%, to $3.1 million in 2009 compared to $3.0 million in 2008, due to an increase in earnings from our consolidated subsidiaries.

        Net income attributable to Alliance HealthCare Services, Inc. was $0.5 million, or $0.01 per share on a diluted basis, in 2009 compared to $16.5 million, or $0.32 per share on a diluted basis, in 2008.

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

        Net income attributable to noncontrolling interest increased $1.3 million, or 75.5%, to $3.0 million in 2008 compared to $1.7 million in 2007, due to an increase in earnings from our consolidated subsidiaries.

        Net income attributable to Alliance HealthCare Services, Inc. was $16.5 million, or $0.32 per share on a diluted basis, in 2008 compared to $16.2 million, or $0.31 per share on a diluted basis, in 2007.

Liquidity and Capital Resources

        Our primary source of liquidity is cash provided by operating activities. We generated $139.1 million and $130.1 million of cash flow from operating activities in 2009 and 2008, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging and radiation oncology services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts decreased by $1.9 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. Our number of days of revenue outstanding for our accounts receivable was 48 days and 49 days as of December 31, 2009 and 2008, respectively, which we believe is favorable compared to other diagnostic imaging and radiation oncology providers.

        We used cash of $60.5 million and $151.3 million for investing activities in 2009 and 2008, respectively. Investing activities in 2009 and 2008 includes cash used for acquisitions of $0.8 million and $75.2 million, respectively. Investing activities in 2009 include $2.9 million provided by a decrease in cash in escrow, while investing activities in 2008 include $5.1 million in cash used by an increase in cash in escrow. We expect to continue to use cash for acquisitions in the future. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We incur capital expenditures for the purposes of:

  •
  purchasing new systems;

  •
  replacing less advanced systems with new systems; and

  •
  providing upgrades of our MRI, PET and PET/CT, and radiation oncology systems and upgrading our corporate infrastructure for future growth.

        Capital expenditures totaled $73.8 million and $66.2 million for the years ended December 31, 2009 and 2008, respectively. During 2009 we purchased 22 MRI systems and 16 PET/CT systems. We traded-in or sold a total of 55 systems during 2009. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2010 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. Based upon the client demand described above, which dictates the type of equipment purchased, we expect cash capital expenditures to total approximately $65 to $75 million in 2010.

        At December 31, 2009, we had cash and cash equivalents of $111.9 million. This available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

        At December 31, 2009, we had $106.9 million in our accounts that are with third party financial institutions which exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

        In connection with the 1999 acquisition of Alliance by an affiliate of KKR, we entered into a $616.0 million credit agreement consisting of a $131.0 million Tranche A Term Loan Facility, a $150.0 million Tranche B Term Facility, a $185.0 million Tranche C Term Loan Facility and a Revolving Loan Facility. On June 11, 2002, we entered into a second amendment to the credit agreement and completed a $286.0 million refinancing of our Tranche B and C term loan facility. Under the terms of the amended term loan facility, we received proceeds of $286.0 million from a new Tranche C term loan facility, and used the entire amount of the proceeds to retire $145.5 million and $140.5 million owed under Tranche B and C of our existing term loan facility, respectively. The new Tranche C borrowing rate was decreased to LIBOR plus 2.375%.

        In December 2004, we entered into a third amendment to our credit agreement which revised our Tranche C term loan facility ("Old Term Loan") resulting in incremental borrowings of $154.0 million and decreased the maximum amount of availability under our existing revolving loan facility from $150.0 million to $70.0 million. We applied the proceeds from the amendment to retirement of $256.4 million of our $260.0 million 10 3/8% Senior Subordinated Notes due 2011 ("the 10 3/8% Notes") through a cash tender offer (the "2004 Tender Offer", as described in Note 9 of the Notes to Consolidated Financial Statements). The amended Old Term Loan borrowing rate decreased to LIBOR plus 2.250%. On December 19, 2005 we entered into a fourth amendment to our Credit Agreement which revised our maximum consolidated leverage ratio covenant to a level not to exceed 4.00 to 1.00 as of the last day of any fiscal quarter until the expiration of the agreement. Prior to the fourth amendment, our maximum consolidated leverage ratio covenant was 3.75 to 1.00 as of the last day of any fiscal quarter beginning March 31, 2006 to the expiration of the agreement. The fourth amendment also required us to maintain a maximum consolidated senior leverage ratio covenant at a level not to exceed 3.00 to 1.00 as of the last day of any fiscal quarter. The amendment increased the Old Term Loan LIBOR margin from an annual rate of 2.250% to 2.500%. In connection with the amendment, we incurred an amendment fee of $0.6 million.

        In December 2004, we completed the 2004 Tender Offer and redeemed $256.4 million of our outstanding 10 3/8% Notes. During 2008, we paid the remaining balance of $3.5 million related to the 10 3/8% Notes, which had an original balance of $260.0 million. In 2008, we used cash flow from operating activities to pay down $15.0 million under the Old Term Loan.

        In December 2009, we entered into a new senior secured credit agreement (the "New Credit Facility"), comprised of a $460.0 million term loan (the "New Term Loan") maturing June 2016 and a $120.0 million revolving facility (the "New Revolving Credit Facility") maturing December 2014. Borrowings under the New Term Loan were issued at 98.0% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the loan. We used the proceeds from the New Term Loan to retire $351.6 million of our Old Term Loan. Borrowings under the New Credit Facility bear interest through maturity at a variable rate based upon, at our option, either London InterBank Offered Rate ("LIBOR") or the base rate (which is the highest of the administrative agent's prime rate, one-half of 1.00% in excess of the overnight federal funds rate, and 1.00% in excess of the one-month LIBOR rate), plus in each case, an applicable margin. With respect to the New Term Loan, the applicable margin for LIBOR loans is 3.50% per annum, and with respect to the New Revolving Credit Facility, the applicable margin for LIBOR loans ranges, based on the applicable leverage ratio, from 3.25% to 3.75% per annum, in each case, with a LIBOR floor of 2.00%. With respect to the New Term Loan, the applicable margin for base rate loans is 2.50% per annum, and with respect to the New Revolving Credit Facility, the applicable margin for base rate loans ranges, based on the applicable leverage ratio, from 2.25% to 2.75% per annum.

        At December 31, 2009, we did not have any borrowings outstanding under the New Revolving Credit Facility. As of December 31, 2009, we had $115.5 million of available borrowings under our New Revolving Credit Facility. In addition to other covenants, the New Credit Facility places limits on our and our subsidiaries' ability to, declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, make capital expenditures, engage in mergers, acquisitions and asset sales, transact with affiliates and alter the business conducted by us and our subsidiaries. The New Credit Facility also contains financial covenants requiring us to maintain (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA that ranges from 4.75 to 1.00 to 4.00 to 1.00 and (ii) a minimum ratio of consolidated adjusted EBITDA to consolidated interest expense of 2.75 to 1.00. Within 180 days after the closing date of the New Credit Facility, which occurred December 1, 2009, we are required to enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts that would have the effect of fixing a specified percentage of our variable rate debt for periods to be determined.

        As of December 31, 2009, we are in compliance with all covenants contained in our New Credit Facility and expect that we will be in compliance with these covenants in 2010. However, if we are unable to generate sufficient Consolidated Adjusted EBITDA, as defined in our credit agreement, or manage our indebtedness to sufficient levels, we could be out of compliance with our maximum consolidated leverage ratio and maximum consolidated senior leverage ratio. Our failure to comply with these covenants could permit the lenders under the credit agreement to declare all amounts borrowed under the agreement, together with accrued interest and fees, to be immediately due and payable. If the indebtedness under the New Credit Facility is accelerated, we may not have sufficient assets to repay amounts due under the credit facility. If we are not able to refinance our debt, we could become subject to bankruptcy proceedings.

        In December 2004, we issued $150.0 million of our 7 1/4% Senior Subordinated Notes due 2012 (the "original 7 1/4% Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, and applied the proceeds to repayment of a portion of our 10 3/8% Notes. The original 7 1/4% Notes were subsequently registered. On December 4, 2007, we issued an additional

$150.0 million of our 7 1/4% Senior Subordinated Notes due 2012 (the "new 7 1/4% Notes") in a transaction exempt from the registration requirements of the Securities Act. The new 7 1/4% Notes were subsequently registered. The new 7 1/4% Notes were issued at a discount of 8.5%, which was being amortized to interest expense through the maturity date of the notes. The new 7 1/4% Notes have terms that were substantially identical to our original 7 1/4% Notes, but were issued under a new indenture and are therefore a separate series of notes. We used a portion of the net proceeds from the issuance of the new 7 1/4% Notes to repay and terminate an Acquisition Credit Facility we entered into the previous month to finance the NEHE acquisition (as described in Note 9 to the Notes to Consolidated Financial Statements). The remaining net proceeds were used for general corporate purposes, including acquisitions. The original 7 1/4% Notes and the new 7 1/4% Notes are collectively referred to as the "7 1/4% Notes."

        In December 2009, we issued $190.0 million of 8.0% senior notes due 2016 (the "8% Notes") in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended. The 8% Notes were issued at 98.690% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the notes. We used the proceeds from this transaction, the New Term Loan and existing cash to complete a Tender Offer and purchase $294.4 million of the 7 1/4% Notes at a purchase price equal to 100.125% of the principal amount, together with the accrued interest to the redemption date. We also used the proceeds from these transactions to redeem the remaining $5.6 million of 7 1/4% notes in January 2010 at a redemption price equal to 100.0% of the principal amount, together with accrued interest to the redemption date.

        The indenture governing the 8% Notes contains covenants limiting our and most of our subsidiaries' ability to pay dividends and make other restricted payments, incur additional indebtedness or issue disqualified stock, create liens on our assets, merge, consolidate, or sell all or substantially all of our assets, and enter into transactions with affiliates, among others. The 8% Notes are unsecured senior obligations and are equal in right of payment to all existing and future senior debt, and rank senior in right of payment to all of our existing and future subordinated debt. The 8% Notes are effectively subordinated in right of payment to all of our existing and future secured indebtedness, including indebtedness under our New Credit Facility, to the extent of assets securing such indebtedness, and are effectively subordinated in right of payment to all obligations of our subsidiaries. As of December 31, 2009, we were in compliance with all covenants contained in the 8% Notes and forecast that we will be in compliance with these covenants in 2010. Our failure to comply with these covenants could permit the trustee under the indenture relating to the 8% Notes and the note holders to declare the principal amounts under the 8% Notes, together with accrued and unpaid interest, to be immediately due and payable. If the indebtedness under the 8% Notes, or any of our other indebtedness, is accelerated, and we are not able to refinance our debt, we could become subject to bankruptcy proceedings.

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

        During the first quarter of 2008, we entered into two interest rate swap agreements with notional amounts of $92.7 million each, to hedge future cash interest payments associated with a portion of our variable rate bank debt ("the 2008 swaps"). Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the debt incurred interest based on three-month LIBOR plus 2.50%. These agreements are three years in length and mature in 2011. See below for additional information regarding the 2008 swaps. As discussed below, we elected to terminate and replace one of the 2008 swaps in the first quarter of 2009.

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

        During the first quarter of 2009, we replaced the Lehman Swap with an interest rate swap agreement which has a notional amount of $92.7 million (the "2009 Swap Replacement") and has been designated as a cash flow hedge of variable future cash flows associated with a portion of our long term debt. Under the terms of this agreement, which matures in January 2011, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%.

        Additionally, during the first quarter of 2009, we entered into an interest rate swap agreement which had a notional amount of $56.8 million to hedge future cash interest payments associated with a portion of our variable rate bank debt (the "New 2009 Swap"). Under the terms of this agreement, which was to mature in November 2011, we received three-month LIBOR and paid a fixed rate of 2.07%. The net effect of the hedge was to record interest expense at a fixed rate of 4.57%, as the debt incurred interest based on three-month LIBOR plus 2.50%.

        We elected to terminate one of the 2008 swaps and the New 2009 Swap in December 2009 in connection with entering into the Refinance Transaction on December 1, 2009. As a result of the Refinance Transaction, we de-designated the 2008 swap, the 2009 Swap Replacement and the New 2009 Swap and hedge accounting was terminated and all further changes in the fair market value of the terminated swaps are being recorded in interest expense and other. Comprehensive income (loss) related to effective unrealized gains or losses on the fair value of the terminated swaps through September 30, 2009 remain in accumulated comprehensive income (loss) on the balance sheet and will be amortized into interest expense and other as the underlying interest payments are recognized in earnings. The terminated swaps were valued using the income approach with observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount.

        The maturities of our long-term debt, including interest, future payments under our operating leases and binding equipment purchase commitments as of December 31, 2009 are as follows:

Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total
				(in millions)
New Term Loan	$30.0	$29.7	$29.4	$29.1	$28.9	$470.9	$618.0
8% Senior Notes	15.2	15.2	15.2	15.2	15.2	220.5	296.5
7 1/4% Senior Subordinated Notes	0.4	0.4	6.0	—	—	—	6.8
Equipment Loans	8.1	5.9	4.7	4.2	3.3	1.6	27.8
Operating Leases	4.5	3.1	2.6	1.5	1.4	3.4	16.5
Letters of Credit	4.5	—	—	—	—	—	4.5
Equipment Purchase Commitments	18.8	—	—	—	—	—	18.8

Total Contractual Obligation Payments	81.5	54.3	57.9	50.0	48.8	696.4	988.9
Less Amount Representing Interest	(42.4)	(41.7)	(41.1)	(40.2)	(39.7)	(64.5)	(269.6)

Present Value of Future Contractual Obligations	$39.1	$12.6	$16.8	$9.8	$9.1	$631.9	$719.3

        The remaining $5.6 million of 7 1/4% notes were redeemed in January 2010 at a redemption price equal to 100.0% of the principal amount, together with accrued interest to the redemption date.

        Our liability for unrecognized tax benefits of $1,329 at December 31, 2009 has been omitted from the above table because we cannot determine with certainty when this liability will be settled. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change will have a material impact on our consolidated financial statements.

        We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next one to two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt. Under current tax law, we expect to utilize all of our net operating loss carryforwards ("NOLs") by 2010, and therefore anticipate being in a tax paying position with respect to a portion of our income in 2010. However, legislation is currently pending which may extend the federal "bonus depreciation" deduction through December 31, 2010. If extended, we may have NOL carryforwards into 2011. We may require or choose to obtain additional financing. Our ability to obtain additional financing will depend, among other things, on our financial condition and operating performance, as well as the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we need to raise additional funds in the future and are unable to do so or obtain additional financing on acceptable terms in the future, it is possible we would have to limit planned activities or sell assets to obtain liquidity.

Off-Balance Sheet Arrangements

        As of December 31, 2009, we were a party to interest rate swap agreements related to $92.7 million of outstanding principal on our variable rate debt. See Item 7A "Quantitative and Qualitative Disclosures about Market Risk."

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

Revenue Recognition

        The majority of our revenues is derived directly from healthcare providers and is primarily for imaging services. To a lesser extent, revenues are generated from direct billings to patients or their medical payors which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from direct patient billing amounted to approximately 11%, 21% and 20% of revenues in the years ended December 31, 2007, 2008 and 2009, respectively. We continuously monitor collections from direct patient billings and compare these collections to revenue, net of contractual discounts, recorded at the time of service. While such contractual discounts have historically been within our expectations and the provisions established, an inability to accurately estimate contractual discounts in the future could have a material adverse impact on our operating results. As the price is predetermined, all revenues are recognized at the time the delivery of imaging service has occurred and collectability is reasonably assured, which is based upon contract terms with healthcare providers and negotiated rates with third-party payors and patients.

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

Goodwill and Long-Lived Assets

        ASC 350, "Intangibles—Goodwill and Other" (formerly SFAS No. 142, "Goodwill and Other Intangible Assets") requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. In accordance with ASC 350, we have selected to perform an annual impairment test for goodwill and intangible assets with indefinite lives based on the financial information as of September 30, or more frequently when an event occurs or circumstances change to indicate an impairment of these assets has possibly occurred. Goodwill and intangible assets with indefinite lives are allocated to our various reporting units, which are our geographical regions. ASC 350 requires us to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill and intangible assets with indefinite lives within the reporting unit are less than the carrying value. The fair value of the reporting unit is determined based on discounted cash flows, market multiples or appraised values as appropriate. We comply with periodic impairment test procedures. In 2007, 2008 and 2009 we concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill or intangible asset impairment was present. No triggering events occurred during the fourth quarters of 2007, 2008 and 2009 which required an additional impairment test as of December 31, 2007, 2008 or 2009. ASC 350 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 360, "Property, Plant, and Equipment" (formerly SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"). In 2007, 2008 and 2009 we concluded that no impairment was present in our intangible assets with definite useful lives.

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

Recent Accounting Pronouncements

        For a discussion of recent accounting pronouncements, please refer to Note 2 of the Notes to Consolidated Financial Statements.

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

        Statements regarding the following subjects, among others, are forward-looking by their nature: (i) future legislation and other healthcare regulatory reform actions, and the impact of such legislation and other regulatory actions on our business, (ii) our expectations with respect to future MRI and PET/CT scan volumes and revenues, (iii) the impact of seasonality on our business, (iv) expectations with respect to capital expenditures in 2010, and (v) the impact of recent accounting pronouncements on our results of operations and cash flows or financial position.

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

        Our interest expense is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our indebtedness has interest rates which are variable. The recorded carrying amount of our long-term debt under our New Credit Facility approximates fair value as these borrowings have variable rates that reflect currently available terms and conditions for similar debt. To decrease the risk associated with interest rate increases, we have entered into multiple interest rate swap and collar agreements for a portion of our variable rate debt. These swaps and collars are designated as cash flow hedges of variable future cash flows associated with our long-term debt. Within 180 days after the closing date of the New Credit Facility, which occurred December 1, 2009, we are required to enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts that would have the effect of fixing a specified percentage of our variable rate debt for periods to be determined.

        During 2004 we entered into interest rate swap agreements which had notional amounts of $56.8 million, $46.8 million and $48.4 million. Under the terms of these agreements, we received three-month LIBOR and paid a fixed rate of 3.15%, 3.89%, and 3.69%, respectively. The net effect was to record interest expense at fixed rates of 5.65%, 6.39% and 6.19% respectively, as the debt incurred interest based on three-month LIBOR plus 2.50%. For the year ended December 31, 2007, we received a net settlement amount of $1.2 million. The swap agreements matured during the second and fourth quarters of 2007.

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

        During the first quarter of 2008, we entered into two interest rate swap agreements with notional amounts of $92.7 million each, to hedge future cash interest payments associated with a portion of our variable rate bank debt (the "2008 swaps"). Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the underlying debt incurred interest based on three-month LIBOR plus 2.50%.For the years ended December 31, 2009 and 2008, we paid net settlement amounts of $1.5 million and $0.2 million, respectively, on these swap agreements. The 2008 swaps are three years in length and mature in 2011. See below for additional information regarding the 2008 swaps. As discussed below, we elected to terminate and replace one of the 2008 swaps in the first quarter of 2009.

        The collar agreements and the 2008 swaps have been designated as cash flow hedges of variable future cash flows associated with our long-term debt. In accordance with ASC 815 (formerly SFAS 133, "Accounting for Derivative Instruments and Hedging Activities"), the collars and the 2008 swaps are, and will be, recorded at fair value. On a quarterly basis, the fair value of the collars and swaps will be determined based on quoted market prices and, assuming perfect effectiveness, the difference between the fair value and the book value of the collars will be recognized in comprehensive income, a component of shareholders' equity. On a quarterly basis, the fair value of the 2008 swaps will be determined based on the income approach using observable Level 2 inputs under ASC 825 (formerly SFAS No. 157, "Fair Value Measurements" ("SFAS 157")). The fair market value of the 2008 swaps will be recorded on the balance sheet as assets or liabilities with all effective changes deferred in comprehensive income. Any ineffectiveness of the collars and 2008 swaps is required to be recognized in earnings. The collars outstanding at December 31, 2007 matured during January 2008, and all counterparty obligations were met.

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

        During the first quarter of 2009, we replaced the Lehman Swap with an interest rate swap agreement which has a notional amount of $92.7 million (the "2009 Swap Replacement") and has been designated as a cash flow hedge of variable future cash flows associated with a portion of our long term debt. Under the terms of this agreement, which matures in January 2011, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedge is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%. We received $2.2 million in cash based on the terms of the agreement. For the year ended December 31, 2009, we paid a net settlement amount of $1.5 million on this swap agreement.

        Additionally, during the first quarter of 2009, we entered into an interest rate swap agreement which has a notional amount of $56.8 million, to hedge future cash interest payments associated with a portion of the our variable rate bank debt (the "New 2009 Swap"). Under the terms of this agreement, which was to mature in November 2011, we received three-month LIBOR and paid a fixed rate of 2.07%. The net effect of the hedge was to record interest expense at a fixed rate of 4.57%, as the debt incurred interest based on three-month LIBOR plus 2.50%. For the year ended December 31, 2009, we paid net a settlement amount of $0.5 million on this swap agreement.

        We elected to terminate one of the 2008 swaps and the New 2009 Swap in December 2009 in connection with entering into the Refinance Transaction on December 1, 2009. As a result of the Refinance Transaction, we de-designated the 2008 swap, the 2009 Swap Replacement and the New 2009 Swap and hedge accounting was terminated and all further changes in the fair market value of the terminated swaps are being recorded in interest expense and other. We paid $3.3 million and $1.4 million for the remaining fair market value of the 2008 swap and the New 2009 Swap, respectively, at the date of termination. Comprehensive income (loss) related to effective unrealized gains or losses on the fair value of the terminated swaps through September 30, 2009 remain in accumulated comprehensive income (loss) on the balance sheet and will be amortized into interest expense and other as the underlying interest payments are recognized in earnings. The terminated swaps were valued using the income approach with observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount.

        Also during the first quarter of 2009, we entered into a diesel fuel swap agreement which has a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with our purchases of diesel fuel for the mobile fleet. Under the terms of this agreement, which matures in February 2010, we receive the Department of Energy published monthly average price per gallon and pay a fixed rate of $2.63 per gallon. For the year ended December 31, 2009, we paid a net settlement amount of $0.1 million on this swap agreement. For the year ended December 31, 2009, amounts recognized in other (income) and expense were not material.

        The swaps expose us to credit risk in the event that the counterparties to the agreements do not or cannot meet their obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the 2008 swaps. On a quarterly basis, the counterparties are evaluated for non-performance risk. Additionally, the credit crisis could have an impact on our other interest rate swap agreement if that counterparty files for bankruptcy or is otherwise unable to perform its obligations. See Note 11 to the Consolidated Financial Statements for additional details. The collars outstanding at December 31, 2007 matured during January 2008, and all counterparty obligations were met.

        Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. At December 31, 2009, we had cash and cash equivalents of $111.9 million, of which $106.9 million was held in accounts that are with third party financial institutions which exceed the FDIC insurance limits. At December 31, 2008, we had cash and cash equivalents of $73.3 million, of which $68.7 million was held in accounts that are with third party financial institutions which exceed the FDIC insurance limits. We held investments in marketable securities during 2007, which consisted primarily of investment grade auction rate securities and debt securities, all classified as available-for-sale with original maturities greater than 90 days. We did not have any marketable securities at December 31, 2007, 2008 and 2009.

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

	Expected Maturity as of December 31, 2009
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(dollars in millions)
Liabilities:
Long-term debt:
Fixed rate	$12.3	$4.9	$4.0	$3.8	$3.1	$191.4	$219.5	$206.2
Average interest rate	6.83%	6.86%	7.15%	7.51%	7.70%	5.65%	5.85%	7.98%
Variable rate	$4.6	$4.6	$4.6	$4.6	$4.6	$437.0	$460.0	$460.0
Average interest rate	5.53%	5.50%	5.50%	5.50%	5.50%	5.50%	5.50%	5.50%

Item 8.    Financial Statements and Supplementary Data.

ALLIANCE HEALTHCARE SERVICES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Alliance HealthCare Services, Inc.
Newport Beach, California

        We have audited the accompanying consolidated balance sheets of Alliance HealthCare Services, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, cash flows, and stockholders' (deficit) equity for each of the three years in the period ended December 31, 2009. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance HealthCare Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Notes 1 and 2 to the consolidated financial statements, the accompanying consolidated financial statements have been retrospectively adjusted for the 2009 adoption of Accounting Standards Codification ("ASC") 810, "Consolidation" (formerly Financial Accounting Standards Board ("FASB") Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51") and ASC 260, "Earnings Per Share" (formerly FASB Staff Position Emerging Issues Task Force No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities").

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 9, 2010

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2008	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$73,305	$111,884
Accounts receivable, net of allowance for doubtful accounts of $9,178 in 2008 and $8,930 in 2009	67,147	61,912
Deferred income taxes	17,719	19,058
Prepaid expenses and other current assets	10,272	9,184
Other receivables	7,902	4,197

Total current assets	176,345	206,235
Equipment, at cost	836,842	863,804
Less accumulated depreciation	(479,609)	(523,748)

Equipment, net	357,233	340,056
Goodwill	193,430	194,243
Other intangible assets, net of accumulated amortization of $39,526 in 2008 and $50,526 in 2009	110,720	100,188
Deferred financing costs, net of accumulated amortization of $7,633 in 2008 and $514 in 2009	7,173	17,143
Other assets	38,822	29,971

Total assets	$883,723	$887,836

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,468	$23,888
Accrued compensation and related expenses	18,575	17,311
Accrued interest payable	3,642	3,789
Other accrued liabilities	38,446	32,887
Current portion of long-term debt	7,743	16,902

Total current liabilities	89,874	94,777
Long-term debt, net of current portion	365,323	463,455
Senior subordinated notes	289,496	—
Senior notes	—	187,533
Other liabilities	7,901	3,737
Deferred income taxes	102,136	103,572

Total liabilities	854,730	853,074
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized and no shares issued and outstanding
Common stock, $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding—51,519,033 at December 31, 2008 and 52,025,014 at December 31, 2009	514	516
Less: treasury stock, at cost—52,931 shares at December 31, 2008 and 386,703 shares at December 31, 2009	(430)	(2,333)
Additional paid-in capital	4,606	10,652
Accumulated comprehensive loss	(2,159)	(2,392)
Retained earnings	20,996	21,477

Total stockholders' equity attributable to Alliance HealthCare Services, Inc.	23,527	27,920
Noncontrolling interest	5,466	6,842

Total stockholders' equity	28,993	34,762

Total liabilities and stockholders' equity	$883,723	$887,836

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year ended December 31,
	2007	2008	2009
Revenues	$444,919	$495,834	$505,513
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	235,471	261,753	270,381
Selling, general and administrative expenses	57,049	62,728	67,579
Transaction costs	—	—	893
Severance and related costs	682	636	1,404
Depreciation expense	82,703	87,728	94,918
Amortization expense	5,195	8,696	11,000
Interest expense and other, net of interest income of $2,122 in 2007, $2,364 in 2008 and $132 in 2009	42,362	48,392	45,894
Loss on extinguishment of debt	—	61	14,600
Other (income) and expense, net	(579)	(872)	(1,178)

Total costs and expenses	422,883	469,122	505,491

Income before income taxes, earnings from unconsolidated investees, and noncontrolling interest, net of tax	22,036	26,712	22
Income tax expense	11,644	11,764	308
Earnings from unconsolidated investees	(7,567)	(4,605)	(3,831)

Net income	17,959	19,553	3,545
Less: Net income attributable to noncontrolling interest, net of tax	(1,727)	(3,030)	(3,064)

Net income attributable to Alliance HealthCare Services, Inc.	$16,232	$16,523	$481

Comprehensive income, net of taxes:
Net income attributable to Alliance HealthCare Services, Inc.	$16,232	$16,523	$481
Unrealized loss on hedging transactions, net of related tax effects of $769 in 2007, $1,558 in 2008 and $144 in 2009	(1,151)	(2,364)	(233)

Comprehensive income	$15,081	$14,159	$248

Earnings per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.32	$0.32	$0.01

Diluted	$0.31	$0.32	$0.01

Weighted-average number of shares of common stock and common stock equivalents:
Basic	50,563	51,296	51,738
Diluted	51,582	52,159	52,155

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2007	2008	2009
Operating activities:
Net income	$17,959	$19,553	$3,545
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	4,013	4,282	2,387
Share-based payment	3,860	5,276	6,080
Depreciation and amortization	87,898	96,424	105,918
Amortization of deferred financing costs	2,677	2,310	2,384
Accretion of discount on long term debt	194	2,051	2,220
Adjustment of derivatives to fair value	1,726	2,426	(4,035)
Distributions (less than) greater than undistributed earnings of investees	(138)	1,453	(106)
Deferred income taxes	7,690	9,919	(894)
Excess tax benefit from share-based payment arrangements	(592)	(216)	(12)
Gain on sale of assets	(579)	(872)	(1,277)
Loss on extinguishment of debt	—	61	14,600
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(9,068)	(4,589)	2,925
Prepaid expenses and other current assets	(1,031)	(3,646)	2,090
Other receivables	1,635	708	1,724
Other assets	2,878	(333)	(209)
Accounts payable	719	(1,278)	4,095
Accrued compensation and related expenses	458	(287)	(1,264)
Accrued interest payable	592	(1,281)	147
Income taxes payable	(637)	44	(488)
Other accrued liabilities	(2,215)	(3,670)	(622)
Other liabilities	1,665	1,789	(77)

Net cash provided by operating activities	119,704	130,124	139,131

Investing activities:
Equipment purchases	(65,252)	(66,204)	(73,830)
Decrease (increase) in deposits on equipment	9,657	(8,365)	3,733
Purchases of marketable securities	(39,850)	—	—
Proceeds from sales of marketable securities	39,850	—	—
Acquisitions, net of cash received	(88,979)	(75,268)	(760)
(Increase) decrease in cash in escrow attributable to acquisitions	(2,270)	(5,077)	2,947
Investment in unconsolidated joint ventures	—	—	(240)
Proceeds from sale of assets	4,329	3,590	7,698

Net cash used in investing activities	(142,515)	(151,324)	(60,452)

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(dollars in thousands)

	Year Ended December 31,
	2007	2008	2009
Financing activities:
Principal payments on equipment debt	(5,295)	(6,083)	(8,218)
Proceeds from equipment debt	138	872	1,469
Principal payments on term loan facility	(600)	(15,000)	(351,600)
Proceeds from term loan facility	—	—	450,800
Principal payments on revolving loan facility	(57,000)	—	—
Proceeds from revolving loan facility	57,000	—	—
Principal payments on senior subordinated notes	—	(3,541)	(294,418)
Proceeds from senior subordinated notes	137,250	—	—
Proceeds from senior notes	—	—	187,511
Principal payments on margin loan facility	(15,000)	—	—
Proceeds from margin loan facility	15,000	—	—
Principal payments on bridge loan	(50,000)	—	—
Proceeds from bridge loan	50,000	—	—
Payments of debt issuance costs	(4,190)	(1,023)	(17,794)
Payments of debt retirement costs	—	(61)	(757)
Noncontrolling interest in subsidiaries	(1,680)	(1,987)	(5,428)
Proceeds from share-based payment	1,109	589	229
Purchase of treasury stock	(61)	(369)	(1,906)
Excess tax benefit from share-based payment arrangements	592	216	12

Net cash provided by (used in) financing activities	127,263	(26,387)	(40,100)

Net increase (decrease) in cash and cash equivalents	104,452	(47,587)	38,579
Cash and cash equivalents, beginning of year	16,440	120,892	73,305

Cash and cash equivalents, end of year	$120,892	$73,305	$111,884

Supplemental disclosure of cash flow information:
Interest paid	$39,434	$45,331	$41,198
Income taxes paid, net of refunds	4,372	6,243	(553)
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$1,737	$295	$2,132
Capital lease obligations related to the purchase of equipment	6,688	4,865	9,703
Equipment debt transferred	—	—	(707)
Comprehensive loss from hedging transactions, net of taxes	(1,151)	(2,364)	(233)
Equipment debt assumed in connection with acquistions	2,996	8,602	—
Equipment purchases in accounts payable	5,183	5,883	4,205
Non-cash contribution of equipment	—	—	3,781

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(dollars in thousands)

								Stockholders' (Deficit) Equity Attributable to
	Common Stock		Treasury Stock		Additional Paid-In (Deficit) Capital		Accumulated (Deficit) Retained Earnings			Total Stockholders' (Deficit) Equity
						Accumulated Comprehensive Income (Loss)		Alliance HealthCare Services, Inc	Noncontrolling Interest
	Shares	Amount	Shares	Amount
Balance at January 1, 2007	49,906,832	$499	—	$—	$(7,070)	$1,356	$(11,759)	$(16,974)	$4,376	$(12,598)
Exercise of common stock options	339,370	4			1,099	—	—	1,103		1,103
Issuance of common stock under directors' deferred compensation plan	33,744	—			—	—	—	—		—
Issuance of restricted stock	625,000	6			—	—	—	6		6
Issuance of common stock under stock bonus award	22,305	—			—	—	—	—		—
Purchase of treasury stock	—	—	(6,569)	(61)	—	—	—	(61)		(61)
Share-based payment					3,860	—	—	3,860		3,860
Directors' deferred compensation		—		—	49	—	—	49		49
Stock option income tax benefit					592	—	—	592		592
Unrealized loss on hedging transaction, net of tax					—	(1,151)	—	(1,151)		(1,151)
Net contributions/(distributions)									(1,680)	(1,680)
Net income	—	—	—	—	—	—	16,232	16,232	1,727	17,959

Balance at December 31, 2007	50,927,251	509	(6,569)	(61)	(1,470)	205	4,473	3,656	4,423	8,079
Exercise of common stock options	123,795	1			584	—	—	585		585
Issuance of common stock under directors' deferred compensation plan	59,217	—			—	—	—	—		—
Issuance of restricted stock	283,300	3			—	—	—	3		3
Issuance of common stock under stock bonus award	125,470	1			—	—	—	1		1
Purchase of treasury stock	—	—	(46,362)	(369)	—	—	—	(369)		(369)
Share-based payment					5,276	—	—	5,276		5,276
Stock option income tax benefit					216	—	—	216		216
Unrealized loss on hedging transaction, net of tax					—	(2,364)	—	(2,364)		(2,364)
Net contributions/(distributions)									(1,987)	(1,987)
Net income	—	—	—	—	—	—	16,523	16,523	3,030	19,553

Balance at December 31, 2008	51,519,033	514	(52,931)	(430)	4,606	(2,159)	20,996	23,527	5,466	28,993
Exercise of common stock options	64,400	1			224	—	—	225		225
Issuance of common stock under directors' deferred compensation plan	41,016	—			(164)	—	—	(164)		(164)
Issuance of restricted stock	313,000	3			—	—	—	3		3
Issuance of common stock under stock bonus award	87,565	1			—	—	—	1		1
Purchase of treasury stock	—	(3)	(333,772)	(1,903)	—	—	—	(1,906)		(1,906)
Share-based payment					6,080	—	—	6,080		6,080
Share-based payment income tax detriment					(135)	—	—	(135)		(135)
Unrealized loss on hedging transaction, net of tax					—	(233)	—	(233)		(233)
Net contributions/(distributions)					41			41	(1,688)	(1,647)
Net income	—	—	—	—	—	—	481	481	3,064	3,545

Balance at December 31, 2009	52,025,014	$516	(386,703)	$(2,333)	$10,652	$(2,392)	$21,477	$27,920	$6,842	$34,762

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

1. Description of the Company and Basis of Financial Statement Presentation

        Description of the Company    Alliance HealthCare Services, Inc. and its subsidiaries, formerly known as Alliance Imaging, Inc., (the "Company") provides diagnostic imaging services and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. The Company also provides services through a growing number of fixed sites, primarily to hospitals or health systems. The Company's services normally include the use of its systems, technologists and other clinical staff to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging and radiation oncology operations. The Company also offers ancillary services including marketing support, education, training and billing assistance. The Company operates entirely within the United States and is one of the largest providers of shared service and fixed-site magnetic resonance imaging ("MRI") and positron emission tomography and positron emission tomography/computed tomography ("PET and PET/CT") services in the country. The Company also operates 25 radiation oncology centers at December 31, 2009. For the year ended December 31, 2009, MRI and PET/CT services generated 47% and 40% of the Company's revenue, respectively.

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

        On January 1, 2009, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, "Business Combinations" (formerly Statement of Financial Accounting Standards ("SFAS") No. 141(R) (Revised 2007), "Business Combinations"), ASC 810, "Consolidation" (formerly SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of Accounting Research Bulletin No. 51") and ASC 260, "Earnings Per Share" (formerly FASB Staff Position ("FSP") Emerging Issues Task Force No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities"). As a result of the adoption of ASC 805, the Company is presenting transaction costs as a line on the statement of operations. The adoption of ASC 810 changed the presentation of noncontrolling interest to a component of stockholders' equity, rather than a liability, at December 31, 2009, and the corresponding amount as of December 31, 2008 has been reclassified. In addition, ASC 810 required the presentation of net income attributable to noncontrolling interest, rather than minority interest expense, for the years ended December 31, 2009, 2008 and 2007. In conformity with the current year presentation, the Company has reclassified Noncontrolling interest in subsidiaries from the operating section to the financing section of the Statement of Cash Flows for the years ended December 31, 2007 and 2008. The adoption of ASC 260 changed the calculation of basic earnings per share requiring restricted stock awards that have previously been included in the Company's diluted weighted-average shares to be included in basic weighted-average shares. Earnings per share for prior periods has been recalculated to conform to the current year presentation.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

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

        Concentration of Credit Risk    Financial instruments which potentially subject the Company to a concentration of credit risk principally consists of cash, cash equivalents and trade receivables. The Company invests available cash in cash equivalents and money market securities of high-credit-quality financial institutions. The Company had cash and cash equivalents in the amount of $68,705 and $106,923 as of December 31, 2008 and 2009, respectively, in excess of federally insured limits. At December 31, 2008 and 2009, the Company's accounts receivable were primarily from clients in the healthcare industry and third-party payors. To reduce credit risk, the Company performs periodic credit evaluations of its clients, but does not generally require advance payments or collateral. Credit losses to clients in the healthcare industry have not been material. The provision for doubtful accounts was 0.9% of revenues in 2007, 0.9% of revenues in 2008 and 0.5% of revenues in 2009, respectively.

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

        Goodwill and Intangible Assets    ASC 350, "Intangibles—Goodwill and Other" (formerly SFAS No. 142, "Goodwill and Other Intangible Assets") requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. In accordance with ASC 350, the Company has selected to perform an annual impairment test for goodwill and intangible assets with indefinite useful lives based on the financial information as of September 30, or more frequently when an event occurs or circumstances change to indicate an impairment of these assets has possibly occurred. Goodwill and intangible assets with indefinite useful lives are allocated to the Company's various reporting units, which are its geographical regions. ASC

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

350 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill and intangible assets with indefinite useful lives within the reporting unit is less than the carrying value. The fair value of the reporting unit is determined based on discounted cash flows, market multiples or appraised values as appropriate. The Company complies with periodic impairment test procedures. In 2007, 2008, and 2009 the Company concluded that the fair value of each reporting unit exceeded its carrying value, indicating no goodwill or indefinite-lived intangible asset impairment was present. No triggering events occurred during the fourth quarters of 2007, 2008 and 2009 which required an additional impairment test as of December 31, 2007, 2008, or 2009. ASC 350 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 360, "Property, Plant, and Equipment" (formerly SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"). In 2007, 2008 and 2009 the Company concluded that no impairment was present in its intangible assets with definite useful lives.

        Impairment of Long-Lived Assets    The Company accounts for long-lived assets in accordance with the provisions of ASC 360. ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In 2007, 2008 and 2009 the Company concluded that no impairment was present in its long-lived assets.

        Revenue Recognition    The majority of the Company's revenues are derived directly from healthcare providers and are primarily for imaging services. To a lesser extent, revenues are generated from direct billings to third-party payors or patients which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from billings to third-party payors and patients amounted to approximately 11%, 21% and 20% of revenues for the years ended December 31, 2007, 2008 and 2009, respectively. No single customer accounted for more than 2% of consolidated revenues in each of the years ended December 31, 2007, 2008, and 2009, respectively. The Company recognizes revenue in accordance with ASC 600, "Revenue" (formerly Staff Accounting Bulletin No. 104, "Revenue Recognition"). As the price is predetermined, all revenues are recognized at the time the delivery of service has occurred and collectibility is reasonably assured which is based upon contract terms with healthcare providers and negotiated rates with third party payors and patients. The Company also records revenue from management services that it performs based upon management service contracts with predetermined pricing. Revenues from these services amounted to approximately 9%, 6% and 5% of total revenue for the three years ended December 31, 2007, 2008 and 2009, respectively. These revenues are recorded in the period in which the service is performed and collections of the billed amounts are reasonably assured in accordance with ASC 600.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Share-Based Payment    ASC 718, "Compensation—Stock Compensation" (formerly SFAS No. 123(R) (revised December 2004), "Share-Based Payment"), requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, ASC 718 requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period. Under ASC 718, the Company records in its consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after January 1, 2006 under the provisions of ASC 718 and (ii) compensation cost for the unvested portion of options granted prior to January 1, 2006 over their remaining vesting periods using the amounts previously measured under ASC 718 for pro forma disclosure purposes.

        Derivatives    The Company accounts for derivative instruments and hedging activities in accordance with the provisions of ASC 815, "Derivatives and Hedging" (formerly SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities", an amendment of SFAS 133). On the date the Company enters into a derivative contract, management may designate the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company's derivatives are recorded on the balance sheet at their fair value. For derivatives accounted for as cash flow hedges any unrealized gains or losses on fair value are included in comprehensive income (loss), net of tax, assuming perfect effectiveness. Any ineffectiveness is recognized in earnings.

        Income Taxes    The provision for income taxes is determined in accordance with ASC 740, "Income Taxes" (formerly SFAS No. 109, "Accounting for Income Taxes"). Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future income tax benefits are recognized only to the extent that the realization of such benefits is considered to be more likely than not. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, when it is more likely than not that such deferred tax assets will not be recoverable, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Effective January 1, 2007, the Company adopted the provisions of ASC 740 pertaining to the accounting for uncertainty in income taxes (formerly FASB Interpretation No. 48, "Accounting for

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Uncertainty in Income Taxes—an Interpretation of SFAS 109"). These provisions clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The provisions prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These provisions of ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

        Fair Values of Financial Instruments    The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value based on the short-term maturity of these instruments. The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate fair value based on the short-term nature of these accounts. The carrying amount reported in the balance sheet for long-term debt under the Company's New Credit Agreement (as discussed in Note 5 to the Consolidated Financial Statements) approximates fair value, as these borrowings have variable rates that reflect currently available terms, credit spreads and conditions for similar debt. The fair value of the Company's senior subordinated notes, senior notes and its equipment loans was $266,349 and $206,167 compared to the carrying amount reported on the balance sheet of $310,962 and $216,993 as of December 31, 2008 and 2009, respectively. The fair value of the Company's senior subordinated notes was based upon the bond trading prices at December 31, 2008 and 2009, respectively. The fair value of the equipment loans was estimated using discounted cash flow analyses, based on the Company's current incremental rates for similar types of equipment loans.

        Use of Estimates    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Comprehensive Income (Loss)    The Company reports comprehensive income (loss) in accordance with ASC 220, "Comprehensive Income" (formerly SFAS No. 130, "Reporting Comprehensive Income"). For the years ended December 31, 2007, 2008 and 2009, the Company had entered into multiple interest rate swap agreements and interest rate collar agreements, as discussed in Note 11 to the Consolidated Financial Statements. Assuming perfect effectiveness, any unrealized gains and losses related to the swaps and collars that qualify for hedge accounting are classified as a component of comprehensive income (loss), net of any tax. Any ineffectiveness is recognized in earnings.

        Segment Reporting    The chief operating decision maker ("CODM") reviews the operating results of the Company's geographic regions for the purpose of making operating decisions and assessing performance. Based on the aggregation criteria in ASC 280, "Segment Reporting" (formerly SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information"), the Company has aggregated the results of its geographic regions into one reportable segment. During 2009, the Company created two separate divisions, an Imaging Division and an Oncology Division, which constitute separate operating segments as defined by ASC 280. However, for the year ended December 31, 2009, the Oncology Division did not meet the quantitative thresholds for separate reporting. Additionally, the Company does not consider its wholesale revenue and retail revenue

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

sources to constitute separate operating segments as discrete financial information does not exist and is not provided to the CODM.

        Recent Accounting Pronouncements    FASB ASC 805, "Business Combinations" (formerly SFAS 141(R)) significantly changes the accounting for business combinations. Under ASC 805, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC 805 changes the accounting treatment for certain specific items, including:

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

        ASC 805 also includes a substantial number of new disclosure requirements. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted ASC 805 on January 1, 2009. The adoption of ASC 805 did not have a material impact on the Company's results of operations, cash flows or financial position for the year ended December 31, 2009, except for the presentation of transaction costs as a line in the statements of operations.

        FASB ASC 805 (formerly FSP No. FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies") is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company's results of operations, cash flows or financial position for the year ended December 31, 2009.

        FASB ASC 810, "Consolidation" (formerly SFAS 160) establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. ASC 810 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. ASC 810 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

The Company adopted ASC 810 on January 1, 2009. The adoption of ASC 810 did not have a material impact on the Company's results of operations, cash flows or financial position for the year ended December 31, 2009; however, there may be an impact on future transactions. The adoption of ASC 810 changed the presentation of noncontrolling interest to a component of stockholders equity, rather than a liability, at December 31, 2009, and the corresponding amount as of December 31, 2008 was reclassified. In addition, ASC 810 required the presentation of net income attributable to noncontrolling interest, rather than minority interest expense, for the years ended December 31, 2007, 2008 and 2009. In conformity with the current year presentation under ASC 810, the Company has reclassified Noncontrolling interest in subsidiaries from the operating section to the financing section of the Statement of Cash Flows for the years ended December 31, 2007 and 2008.

        FASB ASC 815, "Derivatives and Hedging" (formerly SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133") enhances the current guidance on disclosure requirements for derivative instruments and hedging activities. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. Specifically, ASC 815 requires disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flow. This statement requires qualitative disclosure about the objectives and strategies for using derivatives in terms of the risks that the entity is intending to manage, quantitative disclosures about fair value amounts of gains and losses on derivative instruments in a tabular format, and disclosures about credit-risk-related contingent features in derivative agreements to provide information on potential effect on an entity's liquidity from using derivatives. The derivative instruments shall be distinguished between those used for risk management purposes and those used for other purposes. ASC 815 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. The Company adopted the provisions of ASC 815 on January 1, 2009. The adoption of ASC 815 did not have a material impact on the Company's results of operations, cash flows or financial position for the year ended December 31, 2009.

        FASB ASC 260, "Earnings Per Share" (formerly FSP 03-6-1) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in ASC 260. ASC 260 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. ASC 260 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively. The Company adopted the provisions of ASC 260 on January 1, 2009. The Company granted and expects to continue to grant restricted stock awards to its officers and non-employee directors that contain non-forfeitable rights to dividend and dividend equivalents. Such awards are considered participating securities under ASC 260. As such, the Company is required to include these awards in the calculation of the Company's basic earnings per share and will need to calculate basic earnings per share using the two-class method. Restricted stock awards have previously been included in the Company's dilutive earnings per share calculation using the treasury

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

stock method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company has historically not paid and does not expect to pay dividends in the foreseeable future; however, the Company must still allocate undistributed earnings between common shareholders and participating securities based on the contractual rights of each security, as if all the earnings for the period have been distributed. Since the adoption of ASC 260 was applied retrospectively, the earnings per share for prior periods was recalculated to conform to the current year presentation. The weighted-average number of shares used in the basic earnings per share calculation for the years ended December 31, 2007 and 2008 have been recalculated using the two-class method to conform to the current year presentation.

        FASB ASC 825, "Financial Instruments" (formerly FSP No. FAS 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments") requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825 is effective for periods ending after June 15, 2009. The Company adopted ASC 825 during the interim period ended June 30, 2009.

        FASB ASC 855, "Subsequent Events" (formerly SFAS No. 165, "Subsequent Events") enhances the current guidance on accounting and disclosure requirements for subsequent events. This statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. ASC 855 is effective for interim periods and annual financial periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company's results of operations, cash flows or financial position for the year ended December 31, 2009.

        Accounting Standards Update ("ASU") No. 2009-17 ("ASU 2009-17") (formerly SFAS No. 167, "Amendments to FASB Interpretation No. 46 (R)") enhances the current guidance on disclosure requirements for companies with financial interest in a variable interest entity. ASU 2009-17 replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (a) the obligation to absorb losses of the entity or (b) the right to receive benefits from the entity. ASU 2009-17 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASU 2009-17 requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009, with early application prohibited. The Company adopted the provisions of ASU 2009-17 on January 1, 2010. The adoption of ASU 2009-17 did not have a material impact on the Company's results of operations, cash flows or financial position.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

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

        On April 16, 2007, funds managed by Oaktree Capital Management, LLC ("Oaktree") and MTS Health Investors, LLC ("MTS") purchased 24,501,505 shares of the Company's common stock from a fund managed by an affiliate of KKR. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of the Company's common stock. At December 31, 2009, Oaktree and MTS owned in the aggregate approximately 47.1% of the outstanding shares of common stock of the Company.

        Effective October 1, 2007, the Company purchased the assets of Diagnostic Radiology Systems, Inc., a mobile provider of magnetic resonance imaging ("MRI") and positron emission tomography/computed tomography ("PET/CT"), with operations in a certificate of need state. The purchase price consisted of $8,620 in cash and transaction costs. The acquisition was financed using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $2,148 and acquired intangible assets of $2,240, of which $1,520 was assigned to customer contracts, which is amortized over eight years, $510 was assigned to the non-compete agreement, which was amortized over one year, and $210 was assigned to certificates of needs, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The preliminary values above were subject to adjustment for up to one year after the close of the transaction due to additional information that could result in changes in the original valuation of assets acquired and liabilities assumed. During the year ended December 31, 2008, the Company increased goodwill by $35 as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2007 included three months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        Effective November 2, 2007, the Company purchased the assets of eight radiation oncology centers in Alabama, Arkansas, Mississippi, and Missouri from Bethesda Resources, Inc., a wholly-owned subsidiary of Sonix, Inc (the "Bethesda Transaction"). Many of these centers are sole community providers and are located on or near hospital campuses. Several of these radiation oncology centers

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

3. Transactions (Continued)

operate under certificates of need. The purchase price consisted of $36,500 in cash and $800 in assumed liabilities and transaction costs. The acquisition was financed using internally generated funds and capital leases. As a result of this acquisition, the Company recorded goodwill of $4,246 and acquired intangible assets of $31,230, of which $2,230 was assigned to the physician referral network, which is amortized over seven years and $29,000 was assigned to certificates of need, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. During the year ended December 31, 2008, the Company decreased goodwill by $72 as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2007 included approximately two months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        Effective November 5, 2007, the Company purchased all of the outstanding shares of the New England Health Enterprises Business Trust and all of the outstanding membership interests of New England Imaging Management, LLC, a fixed-site provider of magnetic resonance imaging ("MRI") and computed tomography ("CT"), collectively referred to as New England Health Enterprises, or NEHE. NEHE operated seven fixed-site imaging centers and one mobile MRI system in Maine and Massachusetts. The purchase price consisted of $44,635 in cash, $2,270 in cash which has been held in an escrow account, and $4,592 in assumed liabilities and transaction costs. The acquisition was financed using internally generated funds, borrowings under an Acquisition Credit Facility and capital leases. The Company recorded total goodwill of $19,341, which includes $10,947 of goodwill related to deferred tax liabilities recorded for basis differences in intangible assets as a result of the acquisition. None of the goodwill recorded is deductible for tax purposes. The Company acquired intangible assets of $29,000, of which $15,700 was assigned to the physician referral network, which is amortized over 15 years, $3,800 was assigned to the non-compete agreement, which is amortized over five years, and $9,500 was assigned to certificates of need held by NEHE, which have indefinite useful lives and are not subject to amortization. These assets were recorded at fair value at the acquisition date. At the acquisition date, the acquisition included $2,270 for a contingent payment which was placed in an escrow account, pending the resolution of claims for indemnification and contingent consideration based on certain performance target requirements, which were resolved over one to three years following the acquisition date. During the year ended December 31, 2009, these contingencies were resolved and the Company recorded a decrease to goodwill of $570. The Company received $2,825 from escrow during 2009. All contingencies have been resolved and all escrow amounts have been distributed as of December 31, 2009. The year ended December 31, 2007 included approximately two months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        On December 4, 2007, the Company issued an additional $150,000 of its 7 1/4% Senior Subordinated Notes due 2012 (the "new 7 1/4% Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The new 7 1/4% Notes were subsequently registered. The new 7 1/4% Notes were issued at a discount of 8.5%, which was being amortized to interest expense through

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

3. Transactions (Continued)

the maturity date of the notes. The new 7 1/4% Notes have terms that were substantially identical to the Company's original 7 1/4% Notes, but were issued under a new indenture and are therefore a separate series of notes. The Company used a portion of the net proceeds from the issuance of the new 7 1/4% Notes to repay and terminate an Acquisition Credit Facility entered into to finance the NEHE acquisition (as described in Note 9 of the Notes to the Consolidated Financial Statements). The remaining net proceeds were used for general corporate purposes, including acquisitions. The 7 1/4% Notes were substantially redeemed in December 2009, in conjunction with our Refinance Transaction, as discussed below. At December 31, 2009, $5,582 of the 7 1/4% Notes were outstanding. The remaining balance of the 7 1/4% Notes was redeemed at par in January 2010.

        In the first quarter of 2008, the Company purchased six CyberKnife® robotic radiosurgery facilities from Accuray, Inc. The radiosurgery systems are currently providing radiosurgery services at hospitals located in California, Maryland, New Jersey and Tennessee. The purchase price totaled $10,287 in cash and $732 in transaction costs. The acquisition was financed using proceeds from the Company's issuance of the new 7 1/4% Notes. As a result of this acquisition, the Company recorded acquired intangible assets of $1,459, which was assigned to customer contracts and is being amortized over seven years. The intangible assets were recorded at fair value at the acquisition date. All recorded intangible assets are capitalized for tax purposes and are being amortized over 15 years. The year ended December 31, 2008 included approximately nine months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        In the third quarter of 2008, the Company purchased all of the outstanding membership interests of Medical Outsourcing Services, LLC ("MOS"), a mobile provider of positron emission tomography/computed tomography ("PET/CT"), based in Naperville, Illinois. MOS operated in nine states, including, Illinois, Indiana, Iowa, Michigan, Missouri, New Jersey, Ohio, Pennsylvania, and Wisconsin. The purchase price consisted of $17,271 in cash, $2,500 in cash which is being held in an escrow account, and $4,564 in assumed liabilities and transaction costs. The Company financed this acquisition using internally generated funds and proceeds from the Company's issuance of the new 7 1/4% Notes. As a result of this acquisition, the Company recorded goodwill of $3,303 and acquired intangible assets of $12,450, of which $3,850 was assigned to the physician referral network, which is being amortized over five years, $6,100 was assigned to customer relationships, which is being amortized over 10 years, and $2,500 was assigned to a non-compete agreement, which is being amortized over three years. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $2,500 for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification, which is expected to be resolved over the three years following the acquisition date. When the contingencies are resolved and consideration is distributable from the escrow account, the Company will record the fair value of the consideration as additional purchase price to goodwill. During the year ended December 31, 2009, the Company increased goodwill by $67 as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2008 included six months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

3. Transactions (Continued)

consolidated financial position or results of operations. Please also see further discussion in Note 12 of the Notes to the Consolidated Financial Statements.

        In the third quarter of 2008, the Company purchased all of the outstanding membership interests of RAMIC Des Moines, LLC ("RAMIC"), a single modality center providing MRI services in West Des Moines, Iowa. The purchase price consisted of $7,216 in cash, $605 in cash which is being held in an escrow account, and $114 in assumed liabilities and transaction costs. The Company financed this acquisition using internally generated funds and proceeds from the Company's issuance of the new 7 1/4% Notes. As a result of this acquisition, the Company recorded goodwill of $2,899 and acquired intangible assets of $2,600, of which $1,850 was assigned to the physician network, which is being amortized over five years, and $750 was assigned to certificates of need held by RAMIC, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $605 for a contingent payment which was being held in an escrow account, pending the resolution of claims for indemnification. During the year ended December 31, 2009, $550 was released from escrow, which was recorded to goodwill as additional purchase price. All contingencies have been resolved and all escrow amounts have been distributed as of December 31, 2009. The year ended December 31, 2008 included approximately five months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        In the fourth quarter of 2008, the Company purchased all of the outstanding membership interests of Shared PET Imaging, LLC ("SPI"), a mobile and fixed-site provider of PET and PET/CT, based in Canton, Ohio. SPI served approximately 90 clients in thirteen states, including Ohio, Michigan, Indiana, Illinois, Florida, Pennsylvania, New York, Tennessee and South Carolina. The purchase price consisted of $34,092 in cash, $2,000 in cash which is being held in an escrow account, and $9,102 in assumed liabilities and transaction costs. The Company financed this acquisition using internally generated funds and proceeds from the Company's issuance of the new 7 1/4% Notes. As a result of this acquisition, the Company recorded goodwill of $6,895 and acquired intangible assets of $9,350, of which $500 was assigned to the physician referral network, which is being amortized over five years, $5,350 was assigned to customer relationships, which is being amortized over 13 years, $3,150 was assigned to a non-compete agreement, which is being amortized over three years, and $350 was assigned to certificates of need held by SPI, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $2,000 for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification, which is expected to be resolved over the 18 months following the acquisition date. When the contingencies are resolved and consideration is distributable from the escrow account, the Company will record the fair value of the consideration as additional purchase price to goodwill. During the year ended December 31, 2009, the Company increased goodwill by $383 as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2008 included one month of operations from this acquisition. The Company has

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

3. Transactions (Continued)

not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

        Also in the fourth quarter of 2008, the Company purchased the remaining 20% minority interest in Alliance Oncology ("AO"). The total purchase price was $6,524, which consisted entirely of cash. The Company financed this acquisition using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $4,537. All recorded goodwill is capitalized for tax purposes and amortized over 15 years.

        During December 2009, the Company entered into and completed various debt related transactions in order to expand its borrowing capacity and extend the maturity of its debt (the "Refinance Transaction"). In order to accomplish this, the Company retired substantially all of its $300,000 7 1/4% senior subordinated notes due 2012 (the "7 1/4% Notes") through a cash tender offer (the "Tender Offer") and repaid the balance of $351,600 on its existing Tranche C1 term loan facility (the "Old Term Loan"). In conjunction with the Refinance Transaction, the Company also entered into a new senior secured credit agreement (the "New Credit Facility"), comprised of a $460,000 term loan (the "New Term Loan") maturing June 2016 and a $120,000 revolving facility (the "New Revolving Credit Facility") maturing December 2014. Borrowings under the New Term Loan were issued at 98.0% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the loan. The Company also issued $190,000 of 8.0% senior notes due 2016 (the "8% Notes") in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended. The 8% Notes were issued at 98.69% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the notes. Borrowings under the New Credit Facility bear interest through maturity at a variable rate based upon, at the Company's option, either London InterBank Offered Rate ("LIBOR") or the base rate (which is the highest of the administrative agent's prime rate, one-half of 1.00% in excess of the overnight federal funds rate, and 1.00% in excess of the one-month LIBOR rate), plus in each case, an applicable margin. With respect to the New Term Loan, the applicable margin for LIBOR loans is 3.50% per annum, and with respect to the New Revolving Credit Facility, the applicable margin for LIBOR loans ranges, based on the applicable leverage ratio, from 3.25% to 3.75% per annum, in each case, with a LIBOR floor of 2.00%. With respect to the New Term Loan, the applicable margin for base rate loans is 2.50% per annum, and with respect to the New Revolving Credit Facility, the applicable margin for base rate loans ranges, based on the applicable leverage ratio, from 2.25% to 2.75% per annum. The Company used the proceeds from these transactions and existing cash to complete the Tender Offer and purchase $294,418 of the 7 1/4% Notes at a purchase price equal to 100.125% of the principal amount, together with the accrued interest to the redemption date. The Company also used the proceeds from these transactions to pay off the Old Term Loan and redeem the remaining $5.6 million of 7 1/4% notes in January 2010 at a redemption price equal to 100.0% of the principal amount, together with accrued interest to the redemption date. The Company incurred a loss on extinguishment of debt of $14,600 related to the Refinance Transaction, which represents the tender premium and consent payment to redeem the 7 1/4% Notes, write-off of unamortized debt issuance costs related to the retired debt, and other fees and expenses.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

4. Share-Based Payment

        The Company adopted ASC 718, "Compensation—Stock Compensation" (formerly SFAS No. 123(R) (revised December 2004), "Share-Based Payment" ("SFAS 123(R)")) in the fiscal year beginning January 1, 2006, using the modified prospective application transition method. Under ASC 718, the Company records in its consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after January 1, 2006 under the provisions of ASC 718 and (ii) compensation cost for the unvested portion of options granted prior to January 1, 2006 over their remaining vesting periods using the amounts previously measured under ASC 718 for pro forma disclosure purposes.

        The Company has elected to follow the alternative transition method as described in ASC 718 (formerly FSP FAS123R-3, "Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards") for computing its beginning additional paid-in capital pool. In addition, the Company treats the tax deductions from stock options as being realized when they reduce taxes payable in accordance with the principles and timing under the relevant tax law.

Stock Option Plans and Awards

        In November 1999, the Company adopted an employee stock option plan (the "1999 Equity Plan") pursuant to which options and awards with respect to a total of 6,325,000 shares of the Company's common stock became available for grant. On May 30, 2007, the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 8,025,000 shares. On May 27, 2009, the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 11,025,000 shares. As of December 31, 2009, a total of 3,347,587 shares were available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to fair value of the Company's common stock at the date of grant, except as noted below. All options have 10-year terms. Options granted after January 1, 2008 are time options which vest 25% each year, over four years. For options granted prior to January 1, 2008, initial stock option grants were comprised 50% of "time options" and 50% of "performance options." The time options have a five-year vesting schedule, vesting 20% per year. The performance options cliff vest after eight years; however, in the event certain operating performance targets are met, up to 20% of the performance options may vest each year, accelerating the vesting period up to five years. During the year ended December 31, 2009, there were no options in which vesting was accelerated. Prior to January 1, 2008, subsequent stock options granted under the 1999 Equity Plan to employees were always time options which vest 5% in the first year, 20% in the second year and 25% in years three through five.

        In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company's common stock, of which 35,000 options were outstanding at December 31, 2009. The exercise prices of these options and the fair value of the Company's common stock on the grant date were $5.60 and $9.52 per share, respectively.

        The Company uses the Black-Scholes option pricing model to value the compensation expense associated with share-based payment awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the table

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

4. Share-Based Payment (Continued)

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

        The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Year Ended December 31,
	2007	2008	2009
Risk free interest rate	4.74%	3.40%	1.98%
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	60.3%	53.2%	60.1%
Average expected life (in years)	6.60	6.25	6.25

        The expected stock price volatility rates are based on a blend of the historical volatility of the Company's common stock and peer implied volatility. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the weighted average period of time that options or awards granted are expected to be outstanding, as calculated using the simplified method described in ASC 718 (formerly Securities and Exchange Commission Staff Accounting Bulletin No. 107), as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

4. Share-Based Payment (Continued)

        The following table summarizes the Company's stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	4,094,325	$5.93
Granted	668,500	7.32
Exercised	(339,370)	3.24
Canceled	(617,535)	6.24

Outstanding at December 31, 2007	3,805,920	6.36
Granted	505,000	9.20
Exercised	(123,795)	4.73
Canceled	(172,950)	8.08

Outstanding at December 31, 2008	4,014,175	6.70
Granted	835,000	7.95
Exercised	(64,400)	4.46
Canceled	(367,225)	7.85

Outstanding at December 31, 2009	4,417,550	$6.87	5.92	$1,709

Vested and expected to vest in the future at December 31, 2009	3,968,666	$6.85	5.82	$1,552
Exercisable at December 31, 2009	2,463,875	$6.31	4.50	$1,307

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

4. Share-Based Payment (Continued)

        The following table summarizes information about all stock options outstanding at December 31, 2009:

Options Outstanding	Exercise Price	Weighted Average Remaining	Options Exercisable	Exercise Price
Contractual Life (years)
2,500	$3.55	3.65	2,500	$3.55
184,025	3.67	4.01	184,025	3.67
19,250	4.04	4.42	19,250	4.04
497,450	4.19	6.09	244,550	4.19
13,000	4.95	3.37	13,000	4.95
99,500	5.19	3.04	99,500	5.19
20,000	5.25	9.62	—	—
1,000,000	5.27	3.01	1,000,000	5.27
165,000	5.56	6.26	112,500	5.56
35,000	5.60	0.84	35,000	5.60
50,000	6.26	6.95	25,000	6.26
5,000	6.28	6.57	2,500	6.28
50,000	6.42	6.64	25,000	6.42
26,950	6.46	6.64	9,450	6.46
2,500	6.94	4.77	2,500	6.94
235,000	7.05	7.09	94,000	7.05
287,500	7.41	7.12	74,200	7.41
200,000	7.49	6.87	100,000	7.49
1,000	7.75	5.77	1,000	7.75
1,000	7.91	6.77	1,000	7.91
716,000	8.06	9.00	—	—
35,000	8.24	6.79	17,500	8.24
1,000	8.57	8.77	333	8.57
55,000	8.74	8.78	13,750	8.74
320,000	9.26	8.01	81,500	9.26
50,000	9.60	5.22	40,000	9.60
1,000	9.74	7.77	667	9.74
329,875	12.35	5.01	250,150	12.35
15,000	13.00	1.59	15,000	13.00

4,417,550	$6.87	5.92	2,463,875	$6.31

        The weighted average grant-date fair value of options granted during the years ended December 31, 2007, 2008, and 2009 was $4.59 per share, $5.03 per share, and $4.57 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2008 and 2009 was $1,574, $759, and $129, respectively. The total cash received from employees as a

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

4. Share-Based Payment (Continued)

result of stock option exercises was $1,109, $589, and $225 for the years ended December 31, 2007, 2008, and 2009, respectively.

        The following table summarizes the Company's unvested stock option activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	1,916,115	$4.20
Granted	835,000	4.57
Vested	(593,879)	4.01
Canceled	(203,561)	4.59

Unvested at December 31, 2009	1,953,675	$4.37

        At December 31, 2009, the total unrecognized fair value share-based payment related to unvested stock options granted to both employees and non-employees was $4,631, which is expected to be recognized over a remaining weighted-average period of 2.16 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations. The total fair value of shares vested during the years ended December 31, 2007, 2008, and 2009 was $2,966, $2,305, and $2,381, respectively.

Restricted Stock Awards

        The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2007 and 2008, the Company granted 625,000 and 290,000 restricted stock awards ("awards"), respectively, to certain employees of the Company. During 2009, the Company granted 310,000 awards to certain employees and 66,016 awards to non-employees of the Company. These awards cliff vest after one or five years provided that the employee remains continuously employed and the non-employee continues service through the issuance date. On December 31, 2008, the Company granted restricted stock awards to three non-employee directors of the Company who are unaffiliated with Oaktree and MTS ("unaffiliated directors") equal to 11,318 shares of common stock each. These awards to unaffiliated directors cliff vest after one year based on the unaffiliated directors' continued service with the Company through that date. During the year ended December 31, 2009, 4,558 of these shares vested due to a change in one of the unaffiliated directors in May 2009. For the years ended December 31, 2007, 2008 and 2009 the Company recorded share-based payment related to these grants of $1,006, $1,932 and $2,876, respectively. The weighted average grant-date fair value of restricted stock awards granted during the years ended December 31, 2007, 2008 and 2009 was $6.65, $8.46 and $6.20 per share, respectively.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

4. Share-Based Payment (Continued)

        The following table summarizes the Company's unvested restricted stock activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	938,954	$7.25
Granted	376,016	6.20
Vested	(691,954)	6.79
Canceled	(22,000)	7.51

Unvested at December 31, 2009	601,016	$7.11

        At December 31, 2009, the total unrecognized fair value share-based payment related to the restricted stock awards granted to employees was $2,795, which is expected to be recognized over a remaining weighted-average period of 2.22 years. At December 31, 2009, the total unrecognized fair value share-based payment related to the restricted stock awards granted to unaffiliated directors was $240, which is expected to be recognized over a remaining weighted-average period of 1.00 year. The unaffiliated directors will each receive a restricted stock award on December 31, 2010 and each December 31 thereafter (the "Grant Date") of the number of shares of common stock having a value equal to $80, rounded down to the nearest whole share, and calculated using the average share price of the Company's stock over the fifteen-day period preceding the Grant Date. Such restricted stock awards will fully vest one year after the Grant Date based on the continued service of the non-employee director through the vesting date. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations.

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

Stock Bonus Award

        During 2006 and 2007, the Company granted stock bonus awards to certain employees of the Company. On the issuance date, the Company issued a number of shares of the Company's common stock ("shares"), equal to the award divided by the fair market value of the shares at that time, provided that the employee remained continuously employed through the issuance date. During the year ended December 31, 2009, the Company issued 125,470 shares related to the stock bonus awards granted in 2006. In January 2010, the Company issued 87,565 shares related to the stock bonus awards

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

4. Share-Based Payment (Continued)

granted in 2007. For the years ended December 31, 2007, 2008 and 2009, the Company recorded share-based payment related to these grants of $541, $500 and $167, respectively.

Directors' Deferred Compensation Plan

        Effective January 1, 2000, the Company established a Directors' Deferred Compensation Plan (the "Director Plan") for all non-employee directors. Each of the non-employee directors has elected to participate in the Director Plan and have his annual fee of $25 deferred into a stock account and converted quarterly into Phantom Shares. During 2007, the annual fee was increased to $35. If the director elects to have his annual fee converted into Phantom Shares, then each such director has the option of being paid cash or issued common stock for his Phantom Shares, which is paid or issued upon retirement, separation from the Board of Directors, or the occurrence of a change in control. The unaffiliated directors also have the option to have their annual fee paid in quarterly cash installments. This election is made once a year. On April 16, 2007, in connection with the purchase of the Company's common stock by Oaktree and MTS from KKR, the directors who are affiliated with Oaktree and MTS ("affiliated directors") elected not to participate in the Director Plan, and instead received annual cash compensation equal to $35, which is paid quarterly to an investment fund, not to the affiliated directors, as specified by each affiliated director. In addition, on December 31 of each year, the affiliated directors also receive additional cash compensation of $80 in consideration of their Board service during the prior fiscal year. Upon separation from the Board of Directors on April 16, 2007, directors affiliated with KKR were paid cash or issued common stock, based on their applicable election, equal to their respective stock accounts on that date. For the years ended December 31, 2007, 2008 and 2009 the Company recorded director fees of $387, $419, and $509, respectively. For cash payment elections of Phantom Shares in the Director Plan, an increase (decrease) to other accrued liabilities is recorded for the difference between the current fair market value and the original issuance price of the Phantom Shares. For the issuance of common stock elections of Phantom Shares, an increase is made to APIC when director's fees are recorded. All cash elections are accrued in other accrued liabilities until payment is due and payable. At December 31, 2008 and 2009, $694 and $555, respectively was included in other accrued liabilities relating to the Director Plan.

5. Fair Value of Financial Instruments

        The Company used the following methods and assumptions in estimating fair value disclosure for financial instruments:

        Cash and cash equivalents    The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.

        Debt    The fair value of the Company's publicly traded notes was based on the prices of those notes at December 31, 2008 and 2009. The carrying amount of variable-rate borrowings at December 31, 2009 approximates fair value estimated based on current market rates and credit spreads for similar debt instruments.

        Interest rate swaps    Fair value was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

5. Fair Value of Financial Instruments (Continued)

        The estimated fair values of the Company's financial instruments are as follows:

	December 31, 2008		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$73,305	$73,305	$111,884	$111,884
Fixed-rate debt	289,496	246,750	193,115	184,189
Variable-rate debt	351,600	351,600	450,897	450,897
Derivative instruments—asset position	—	—	59	59
Derivative instruments—liability position	6,008	6,008	2,409	2,409

        The Company adopted ASC 825 (formerly SFAS No. 157, "Fair Value Measurements" ("SFAS 157")) on January 1, 2008. ASC 825 applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 825 requires disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

        Level 1    Quoted market prices in active markets for identical assets or liabilities.

        Level 2    Observable market based inputs or unobservable inputs that are corroborated by market data.

        Level 3    Unobservable inputs that are not corroborated by market data.

        The following table summarizes the valuation of the Company's recurring financial instruments by the above ASC 825 pricing levels as of December 31, 2008:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$73,305	$73,305	$—	$—
Interest rate swaps—liability position	6,008	—	6,008	—

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

5. Fair Value of Financial Instruments (Continued)

        The following table summarizes the valuation of the Company's recurring financial instruments by the above ASC 825 pricing levels as of December 31, 2009:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$111,884	$111,884	$—	$—
Interest rate swaps—liability position	2,409	—	2,409	—
Fuel swap—asset position	59	—	—	59

        In 2007, 2008 and 2009 the Company concluded that no impairment was present in its intangible assets.

        The following table summarizes the Company's fair value measurements of derivative instruments using significant unobservable inputs (Level 3):

Balance as of December 31, 2008	$—
Total gains or losses (realized/unrealized)
Included in earnings	13
Included in other comprehensive income	46

Balance as of December 31, 2009	$59

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$13

        The Company's derivative instruments are primarily pay-fixed, receive- variable interest rate swaps based on LIBOR swap rate. The Company has elected to use the income approach to value these derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for interest rate swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates at commonly quoted intervals). The Company has identified both a public and a private data source for use in valuing the Department of Energy ("DOE") diesel fuel swap. There appears to be a material difference in the pricing for diesel fuel contracts traded on NYMEX and the pricing that brokers make available to retail clients hedging changes in the DOE average national diesel fuel price as executed by the Company. As a result the Company has elected to use broker data available from its counterparty and informally corroborated by a second broker to fair value the diesel fuel swap. The December 31, 2009 over-the-counter forward rates were compared to the fixed rates executed by the Company for each forward date. The loss on each forward date was

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

5. Fair Value of Financial Instruments (Continued)

then present valued at LIBOR plus a credit spread of 4.0%. Mid-market pricing is used as a practical expedient for fair value measurements. ASC 820 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty's creditworthiness and the Company's creditworthiness has also been factored into the fair value measurement of the derivative instruments. For additional information please see Note 11 of the Notes to the Consolidated Financial Statements.

6. Marketable Securities

        Investments with original maturities greater than 90 days are accounted for in accordance with ASC 320, "Investments—Debt and Equity Securities" (formerly SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities"), and are classified accordingly by the Company at the time of purchase. In accordance with the provisions of ASC 320, the Company's investments in marketable securities are classified as "available-for-sale." During 2007 the Company's investments in marketable securities consisted of investment grade auction rate securities and debt securities. Auction rate securities are variable rate bonds tied to short-term `interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 1, 7, 28 or 35 days. Auction rate securities are reported at fair value. Due to the frequent nature of their reset feature, the auction rate securities' market prices approximate their fair value. Debt securities are carried at fair market value, and any unrealized gains or temporary unrealized losses, net of income tax effects, are reported as a component of other comprehensive income. The Company did not recognize any gains or losses associated with the sales of marketable securities during 2007, 2008 and 2009. The Company did not have any marketable securities at December 31, 2008 and 2009.

7. Goodwill and Intangible Assets

        Changes in the carrying amount of goodwill are as follows:

Balance at January 1, 2008	$175,804
Goodwill acquired during the period	18,934
Adjustments to goodwill during the period	(1,308)

Balance at December 31, 2008	193,430
Goodwill acquired during the period	378
Adjustments to goodwill during the period	435

Balance at December 31, 2009	$194,243

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

7. Goodwill and Intangible Assets (Continued)

        Intangible assets consisted of the following:

	December 31, 2008			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$89,853	$(33,818)	$56,035	$89,708	$(41,701)	$48,007
Other	14,364	(5,708)	8,656	16,407	(8,825)	7,582

Total amortizing intangible assets	$104,217	$(39,526)	$64,691	$106,115	$(50,526)	$55,589

Intangible assets not subject to amortization			46,029			44,599

Total other intangible assets			$110,720			$100,188

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

        The Company uses the estimated useful life to amortize customer contracts, which is a weighted average of 15 years. Other intangible assets subject to amortization are estimated to have a weighted average useful life of four years. Amortization expense for intangible assets subject to amortization was $5,195, $8,696 and $11,000 for the years ended December 31, 2007, 2008 and 2009, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.

        Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2010	$10,922
2011	10,354
2012	8,693
2013	5,909
2014	4,239

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

8. Other Accrued Liabilities

        Other accrued liabilities consisted of the following:

	December 31, 2008	December 31, 2009
Accrued systems rental and maintenance costs	$2,223	$1,128
Accrued site rental fees	1,244	1,079
Accrued property and sales taxes payable	14,867	16,037
Accrued self-insurance expense	7,380	6,095
Accrued equipment payments	4,483	380
Other accrued expenses	8,249	8,168

Total	$38,446	$32,887

9. Long-Term Debt and Senior Subordinated Credit Facility

        Long-term debt consisted of the following:

	December 31, 2008	December 31, 2009
Term loan facility	$351,600	$460,000
Discount on term loan facility of 5.87%	—	(9,103)
Senior subordinated notes	300,000	5,582
Discount on senior subordinated notes of 8.25%	(10,504)	—
Senior notes	—	190,000
Discount on senior notes of 8.25%	—	(2,467)
Equipment debt	21,466	23,878

Long-term debt, including current portion	662,562	667,890
Less current portion	7,743	16,902

Long-term debt	$654,819	$650,988

        Bank Credit Facilities    On November 2, 1999, the Company entered into a $616,000 Credit Agreement (the "Credit Agreement") consisting of a $131,000 Tranche A Term Loan Facility, a $150,000 Tranche B Term Facility, a $185,000 Tranche C Term Loan Facility, and a Revolving Loan Facility (the "Old Revolving Credit Facility"). On June 11, 2002, the Company entered into a second amendment to its Credit Agreement in order to complete a $286,000 refinancing of its Tranche B and C term loan facility. Under the terms of the amended term loan facility, the Company received proceeds of $286,000 from a new Tranche C term loan facility, and used the entire amount of the proceeds to retire $145,500 and $140,500 owed under Tranche B and C of its existing term loan facility, respectively. The new Tranche C borrowing rate was decreased to the LIBOR plus 2.375%. The borrowing rate under the previously applicable Tranche B borrowing rate had been LIBOR plus 2.750% and the previously applicable Tranche C borrowing rate had been LIBOR plus 3.000%.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

9. Long-Term Debt and Senior Subordinated Credit Facility (Continued)

        On December 29, 2004, the Company entered into a third amendment to its Credit Agreement which revised the Tranche C term loan facility ("Old Term Loan") resulting in incremental borrowings of $154,000 and decreased the maximum amount of availability under the existing revolving loan facility from $150,000 to $70,000. The proceeds from the amendment were used to complete a cash tender offer (the "2004 Tender Offer") to retire $256,459 of the $260,000 10 3/8% Senior Subordinated Notes due 2011, as discussed below. The Old Term Loan borrowing rate decreased to LIBOR plus 2.250%. On December 19, 2005 the Company entered into a fourth amendment to its Credit Agreement which revised the Company's maximum consolidated leverage ratio covenant to a level not to exceed 4.00 to 1.00 as of the last day of any fiscal quarter until the expiration of the agreement. Prior to the fourth amendment, the Company's maximum consolidated leverage ratio covenant was 3.75 to 1.00 as of the last day of any fiscal quarter beginning March 31, 2006 to the expiration of the agreement. The fourth amendment also requires the Company to maintain a maximum consolidated senior leverage ratio covenant at a level not to exceed 3.00 to 1.00 as of the last day of any fiscal quarter. The amendment increased the Old Term Loan LIBOR margin from an annual rate of 2.250% to 2.500%. At December 31, 2008, the Company did not have any borrowings outstanding under the revolving loan facility. In connection with the amendment, the Company incurred an amendment fee of $594.

        In December 2009, the Company entered into a new senior secured credit agreement (the "New Credit Facility"), comprised of a $460,000 term loan (the "New Term Loan") maturing June 2016 and a $120,000 revolving facility (the "New Revolving Credit Facility") maturing December 2014. The Company used the proceeds from the New Term Loan to retire $351,600 of its Old Term Loan. Borrowings under the New Term Loan were issued at 98.0% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the loan. Borrowings under the New Credit Facility bear interest through maturity at a variable rate based upon, at the Company's option, either London InterBank Offered Rate ("LIBOR") or the base rate (which is the highest of the administrative agent's prime rate, one-half of 1.00% in excess of the overnight federal funds rate, and 1.00% in excess of the one-month LIBOR rate), plus in each case, an applicable margin. With respect to the New Term Loan, the applicable margin for LIBOR loans is 3.50% per annum, and with respect to the New Revolving Credit Facility, the applicable margin for LIBOR loans ranges, based on the applicable leverage ratio, from 3.25% to 3.75% per annum, in each case, with a LIBOR floor of 2.00%. With respect to the New Term Loan, the applicable margin for base rate loans is 2.50% per annum, and with respect to the New Revolving Credit Facility, the applicable margin for base rate loans ranges, based on the applicable leverage ratio, from 2.25% to 2.75% per annum.

        As of December 31, 2009, the Company had $115,540 of available borrowings under the New Revolving Credit Facility, but did not have any borrowings outstanding. In addition to other covenants, the New Credit Facility places limits on the Company's and its subsidiaries' ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, make capital expenditures, engage in mergers, acquisitions and asset sales, transact with affiliates and alter the business conducted by the Company and its subsidiaries. The New Credit Facility also contains financial covenants requiring the Company to maintain (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA that ranges

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

9. Long-Term Debt and Senior Subordinated Credit Facility (Continued)

from 4.75 to 1.00 to 4.00 to 1.00 and (ii) a minimum ratio of consolidated adjusted EBITDA to consolidated interest expense of 2.75 to 1.00. Within 180 days after the closing date of the New Credit Facility, which occurred December 1, 2009, the Company is required to enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts that would have the effect of fixing the rate of a specified percentage of the Company's variable rate debt for periods to be determined.

        As of December 31, 2009, the Company was in compliance with all covenants under the New Credit Facility. Voluntary prepayments are permitted in whole or in part without premium or penalty. The Company has not made voluntary prepayments on the New Term Loan. As noted in the maturities schedule, principal payments are required annually for the New Term Loan.

        The weighted average interest rate of the Old Term Loan at December 31, 2008 was 5.232%. The weighted average interest rate of the New Term Loan at December 31, 2009 was 5.523%. There were no borrowings outstanding under the Old Revolving Credit Facility at December 31, 2008 and there we no borrowings outstanding under the New Revolving Credit Facility at December 31, 2009. The Company pays a commitment fee equal to 0.50% per annum on the undrawn portion available under the New Revolving Credit Facility. The Company also pays variable per annum fees in respect of outstanding letters of credit. At December 31, 2009 the Company had $4,460 of outstanding letters of credit. The New Credit Facility is collateralized by the Company's equity interests in its majority owned subsidiaries, partnerships and limited liability companies and its unencumbered assets, which include accounts receivable, inventory, equipment, and intellectual property. At December 31, 2009, the Company had an unamortized discount of $9,103 related to the New Term Loan.

        10 3/8% Senior Subordinated Notes    In December 2004 the Company completed the 2004 Tender Offer for any and all of its outstanding 10 3/8% Notes. The Company redeemed the 10 3/8% Notes at a redemption price equal to 113.856% of the principal amount, together with the accrued interest to the redemption date. The Company used the remaining proceeds from the Old Term Loan, proceeds from the sale of the original 7 1/4% Notes described below, and existing cash to settle the tender premium and consent payment. In April 2008, the Company paid the remaining balance of $3,541 related to the 10 3/8% Senior Subordinated Notes and recorded $61 in loss on extinguishment of debt.

        7 1/4% Senior Subordinated Notes    On December 29, 2004, the Company issued $150,000 of its 7 1/4% Senior Subordinated Notes due 2012 (the "original 7 1/4% Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, and used the proceeds to repay a portion of its 10 3/8% Notes. The original 7 1/4% Notes were subsequently registered on February 1, 2005. On December 4, 2007, the Company issued an additional $150,000 of its 7 1/4% Senior Subordinated Notes due 2012 (the "new 7 1/4% Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The new 7 1/4% Notes were subsequently registered on January 25, 2008 and are fully guaranteed by the Company. No subsidiary of the Company guarantees these Notes. The new 7 1/4% Notes were issued at a discount of 8.5%, which was being amortized to interest expense through the maturity date of the notes. The new 7 1/4% Notes have terms that were substantially identical to the Company's original 7 1/4% Notes, but were issued under a new indenture and are therefore a separate series of notes. The Company used a portion of the net

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

9. Long-Term Debt and Senior Subordinated Credit Facility (Continued)

proceeds from the issuance of the new 7 1/4% Notes to repay and terminate the Acquisition Credit Facility (as described below). The remaining net proceeds were used for general corporate purposes, including acquisitions. The original 7 1/4% Notes and the new 7 1/4% Notes are collectively referred to as the "7 1/4% Notes." The 7 1/4% Notes contained restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and restrictive payments. The 7 1/4% Notes were unsecured senior subordinated obligations and were subordinated in right of payment to all existing and future senior debt, including bank debt, and all obligations of its subsidiaries. As of December 31, 2009, the Company was in compliance with all covenants contained in the 7 1/4% Notes.

        In December 2009 the Company completed a cash tender offer (the "2009 Tender Offer") for any and all of its outstanding 7 1/4% Notes. The Company purchased the 7 1/4% Notes at a purchase price equal to 100.125% of the principal amount, together with the accrued interest to the purchase date. The Company incurred a loss on extinguishment of debt of $14,600 related to the Refinance Transaction, which represents the tender premium and consent payment to redeem the 7 1/4% Notes, write-off of unamortized debt issuance costs related to the retired debt, and other fees and expenses. At December 31, 2009, the Company had a remaining balance of $5,582 related to the 7 1/4% Notes. The remaining balance was redeemed at par, together with accrued interest to the redemption date, in January 2010.

        8% Senior Notes    In December 2009, the Company issued $190,000 of 8.0% senior notes due 2016 (the "8% Notes") in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended. The Company used the proceeds from this transaction, the New Term Loan and existing cash to complete the 2009 Tender Offer and purchase $294,418 of the 7 1/4% Notes at a purchase price equal to 100.125% of the principal amount, together with the accrued interest to the redemption date. The 8% Notes were issued at 98.690% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the notes. No subsidiary of the Company guarantees these Notes. The indenture governing the 8% Notes contains covenants limiting the Company's and most of its subsidiaries' ability to pay dividends and make other restricted payments, incur additional indebtedness or issue disqualified stock, create liens on assets, merge, consolidate, or sell all or substantially all of its assets, and enter into transactions with affiliates, among others. The 8% Notes are unsecured senior obligations and are equal in right of payment to all existing and future senior debt, and rank senior in right of payment to all of the Company's existing and future subordinated debt. The 8% Notes are effectively subordinated in right of payment to all of the Company's existing and future secured indebtedness, including indebtedness under the New Credit Facility, to the extent of assets securing such indebtedness, and are effectively subordinated in right of payment to all obligations of the Company's subsidiaries. At December 31, 2009, the Company had an unamortized discount of $2,467 related to the 8% Notes. As of December 31, 2009, the Company was in compliance with all covenants contained in the 8% Notes.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

9. Long-Term Debt and Senior Subordinated Credit Facility (Continued)

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

        The maturities of long-term debt as of December 31, 2009 are as follows:

		Bank Credit Facilites
	New Term Loan	Senior Subordinated Notes	Senior Notes	Equipment Loans	Total
Year ending December 31:
2010	$4,600	$5,582	$—	$6,720	$16,902
2011	4,600	—	—	4,858	9,458
2012	4,600	—	—	3,950	8,550
2013	4,600	—	—	3,755	8,355
2014	4,600	—	—	3,104	7,704
Thereafter	437,000	—	190,000	1,491	628,491

	$460,000	$5,582	$190,000	$23,878	$679,460

        The remaining $5,582 of the 7 1/4% notes were redeemed in January 2010 at a redemption price equal to 100.0% of the principal amount, together with accrued interest to the redemption date.

10. Earnings Per Common Share

        Effective January 1, 2009, the Company adopted ASC 260 (formerly FSP 03-6-1). ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in ASC 260. ASC 260 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The Company granted and expects to continue to grant restricted stock awards to its officers and non-employee directors that contain non-forfeitable rights to dividends. Such awards are considered participating securities under ASC 260. As such, the Company is required to include these awards in the calculation of the Company's basic earnings per share and calculate basic earnings per share using the two-class method. Restricted stock awards have previously been included in the Company's dilutive earnings per share calculation using the treasury stock method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company has historically not paid and does not expect to pay dividends in the foreseeable future; however, the Company must still allocate undistributed earnings between common shareholders and participating securities based on the contractual rights of each security, as if all the earnings for the period have been distributed. Since the adoption of ASC 260 is to be applied

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

10. Earnings Per Common Share (Continued)

retrospectively, the earnings per share for prior periods was recalculated to conform to the current year presentation. The weighted-average number of shares used in the basic earnings per share calculation for the years ended December 31, 2007 and 2008 have been recalculated using the two-class method to conform to the current year presentation.

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

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2007	2008	2009
Numerator:
Net income attributable to Alliance
HealthCare Services, Inc.	$16,232	$16,523	$481

Denominator:
Weighted-average shares-basic	50,563	51,296	51,738
Effect of dilutive securities:
Employee stock options	1,019	863	417

Weighted-average shares-diluted	51,582	52,159	52,155

Earnings per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.32	$0.32	$0.01

Diluted	$0.31	$0.32	$0.01

Stock options excluded from the computation of diluted per share amounts:
Weighted- average shares for which the exercise price exceeds average market price of common stock	536	927	2,428
Average exercise price per share that exceeds average market price of common stock	$11.79	$10.59	$8.70

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

11. Derivatives

        The Company accounts for derivative instruments and hedging activities in accordance with the provisions of ASC 815 (formerly SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133")). Management generally designates derivatives in a hedge relationship with the identified exposure on the date the Company enters into a derivative contract, as disclosed below. The Company only executes derivative instruments that are economic hedges of exposures that can qualify in hedge relationships under ASC 815. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally assesses effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, then measures and records ineffectiveness. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) because it is probable that the forecasted transaction will not occur, or (iv) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company's derivatives are recorded on the balance sheet at their fair value. For additional information please see Note 5 of the Notes to the Condensed Consolidated Financial Statements. For derivatives accounted for as cash flow hedges, any effective unrealized gains or losses on fair value are included in comprehensive income (loss), net of tax, and any ineffective gains or losses are recognized in income immediately. Amounts recorded in comprehensive income (loss) are reclassified to earnings when the hedged item impacts earnings.

Cash Flow Hedges

Interest Rate Cash Flow Hedges

        The Company has entered into multiple interest rate swap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the years ended December 31, 2008 and 2009, the Company had interest rate swap agreements to hedge approximately $185,438 and $92,719 of its variable rate bank debt, respectively, or 28.3% and 13.9% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $3,882 from accumulated other comprehensive loss to interest expense and other, net.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

11. Derivatives (Continued)

        In the first quarter of 2008, the Company entered into two interest rate swap agreements in accordance with Company policy in order to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The swap agreements, with a total notional amount of $185,438, were designated as cash flow hedges of future cash interest payments associated with a portion of the Company's variable rate bank debt (the "2008 swaps"). These agreements are three years in length and mature in January 2011. Under the terms of these agreements, the Company receives three-month LIBOR and pays a fixed rate of 3.15%. The net effect of the hedges was to record interest expense at a fixed rate of 5.65%, as the underlying debt incurred interest based on three-month LIBOR plus 2.50%. See below for additional information regarding the 2008 swaps. As discussed below, the Company elected to terminate and replace one of the 2008 swaps in the first quarter of 2009.

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

        During the first quarter of 2009, the Company replaced the Lehman Swap with an interest rate swap agreement which has a notional amount of $92,719 (the "2009 Swap Replacement") that has been designated as a cash flow hedge of variable future cash flows associated with a portion of the Company's long-term debt. Under the terms of this agreement, which matures in January 2011, the Company receives three-month LIBOR and pays a fixed rate of 3.15%. The net effect of the hedge is to record interest expense at a fixed rate of 5.65%, as the debt incurred interest based on three-month LIBOR plus 2.50%.

        Additionally, during the first quarter of 2009, the Company entered into an additional interest rate swap agreement which has a notional amount of $56,813 that has been designated as a cash flow hedge of future interest payments associated with a portion of the Company's variable rate bank debt (the "New 2009 Swap"). Under the terms of this agreement, which was to mature in November 2011, the Company received three-month LIBOR and paid a fixed rate of 2.07%. The net effect of the hedge is to record interest expense at a fixed rate of 4.57%, as the underlying debt incurs interest based on three-month LIBOR plus 2.50%.

        The Company elected to terminate one of the 2008 swaps and the New 2009 Swap in December 2009 in connection with entering into the Refinance Transaction on December 1, 2009. As a result of the Refinance Transaction, the Company de-designated the 2008 swap, the 2009 Swap Replacement and

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

11. Derivatives (Continued)

the New 2009 Swap and hedge accounting was terminated and all further changes in the fair market value of the terminated swaps are being recorded in interest expense and other. Comprehensive income (loss) related to effective unrealized gains or losses on the fair value of the terminated swaps through September 30, 2009 remain in accumulated comprehensive income (loss) on the balance sheet and will be amortized into interest expense and other as the underlying interest payments are recognized in earnings. The terminated swaps were valued using the income approach with observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount.

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

        Quantitative information about the Company's derivatives' impact on performance and operations is provided below:

	Asset Derivatives as of December 31, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments Diesel fuel swaps	Other assets	$59

	Liability Derivatives as of December 31, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments Interest rate swaps	Other liabilities	$2,409

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

11. Derivatives (Continued)

The Effect of Designated Derivative Instruments on the Statement of Operations
For the Year Ended December 31, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate swaps	$(4,302)	Interest expense and other, net	$(3,871)	Interest expense and other, net	$(25)
Diesel fuel swaps	46	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	6	Other (income) and expense, net	(8)

Total	$(4,256)		$(3,865)		$(33)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations
For the Year Ended December 31, 2009

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate swaps	Interest expense and other, net	$(3,719)
Diesel fuel swaps	Other (income) and expense, net	(46)

Total		$(3,765)

12. Commitments and Contingencies

        The Company has maintenance contracts with its equipment vendors for substantially all of its diagnostic imaging and radiation oncology equipment. The contracts are between one and five years from inception and extend through the year 2013, but may be canceled by the Company under certain circumstances. The Company's total contract payments for the years ended December 31, 2007, 2008 and 2009 were $40,914, $44,783 and $49,425, respectively. At December 31, 2009, the Company had binding equipment purchase commitments totaling $18,846.

        The Company leases office and warehouse space and certain equipment under non-cancelable operating leases. The office and warehouse leases generally call for minimum monthly payments plus

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

12. Commitments and Contingencies (Continued)

maintenance and inflationary increases. The future minimum payments under such leases are as follows:

Year ending December 31:
2010	$4,477
2011	3,053
2012	2,600
2013	1,470
2014	1,351
Thereafter	3,373

$16,324

        The Company's total rental expense, which includes short-term equipment rentals, for the years ended December 31, 2007, 2008 and 2009 was $8,166, $9,117 and $7,459 respectively.

        The Company has applied the disclosure provisions of ASC 460, "Guarantees" (formerly FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others") to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by ASC 440, "Commitments," and ASC 450, "Contingencies" (formerly FASB Statement No. 5, "Accounting for Contingencies"), by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance is remote. The following is a description of arrangements in which the Company is the guarantor or indemnifies a party.

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

        It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At December 31, 2009, the Company has determined that no liability is necessary related to these guarantees and indemnities.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

12. Commitments and Contingencies (Continued)

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

13. 401(k) Savings Plan

        The Company established a 401(k) Savings Plan (the "Plan") in January 1990. Effective August 1, 1998, the Plan was amended and restated in its entirety. Currently, all employees who are over 21 years of age are eligible to participate after attaining three months of service. Employees may contribute between 1% and 25% of their annual compensation. For the years ended December 31, 2007, 2008 and 2009 the Company matched 50 cents for every dollar of employee contributions up to 5% of their annual compensation, subject to the limitations imposed by the Internal Revenue Code. Employees vest in employer contributions 25% per year, over 4 years. The Company may also make discretionary contributions depending on profitability. No discretionary contributions were made in 2007, 2008 or 2009. The Company incurred and charged to expense $1,519, $1,683 and $1,679 during 2007, 2008 and 2009, respectively, related to the Plan.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

14. Income Taxes

        The provision for income taxes shown in the consolidated statements of operations consists of the following:

	Year Ended December 31,
	2007	2008	2009
Current:
Federal	$947	$36	$(148)
State	2,242	1,809	527

Total current	3,189	1,845	379
Deferred:
Federal	8,318	9,540	1,267
State	137	379	(1,338)

Total deferred	8,455	9,919	(71)

Total provision for income taxes	$11,644	$11,764	$308

        Significant components of the Company's net deferred tax assets (liabilities) at December 31 are as follows:

	2008	2009
Basis differences in equipment	$(85,209)	$(89,086)
Basis differences in intangible assets	(23,734)	(25,110)
Net operating losses	8,773	9,465
Accounts receivable	3,304	3,414
State income taxes	5,667	5,300
Accruals not currently deductible for income tax purposes	9,641	12,171
Basis differences associated with acquired investments	(7,511)	(4,492)
Other	4,652	3,824

Total deferred taxes	(84,417)	(84,514)
Valuation allowance	—	—

Net deferred taxes	$(84,417)	$(84,514)

Current deferred tax asset	$17,719	$19,058
Noncurrent deferred tax liability	(102,136)	(103,572)

Net deferred taxes	$(84,417)	$(84,514)

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

14. Income Taxes (Continued)

        A reconciliation of the expected total provision for income taxes, computed using the federal statutory rate on income is as follows:

	Year Ended December 31,
	2007	2008	2009
U.S. Federal tax expense at statutory rates	$7,713	$9,349	$8
State income taxes, net of federal benefit	1,546	1,422	(527)
Noncontrolling interest	(604)	(1,061)	(1,073)
Earnings from unconsolidated investees	2,648	1,612	1,341
Other	341	442	559

Provision for income taxes	$11,644	$11,764	$308

        As of December 31, 2009, the Company had net operating loss ("NOL") carryforwards of approximately $26,439 and $3,007 for federal and state income tax purposes, respectively. These loss carryforwards will expire at various dates from 2010 through 2023. As of December 31, 2009, the Company also had alternative minimum tax credit carryforwards of $3,424 with no expiration date.

        In July 2006 the FASB issued guidance, which clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This guidance prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addressed derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. These provisions were effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying these provisions is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The impact of the Company's reassessment of its tax positions in accordance with this guidance did not have a material effect on the results of operations, financial condition or liquidity.

        As of December 31, 2009, the Company has provided a liability of $1,329 for unrecognized tax benefits related to various federal and state income tax matters. The tax effected amount would reduce the Company's effective income tax rate if recognized.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

14. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1,495
Additions based on tax positions related to the current year	359
Additions for tax positions of prior years	323
Reductions as a result of tax positions taken during the prior period	(329)
Reductions as a result of lapse of statute of limitations	—
Settlements	—

Balance at December 31, 2007	1,848
Additions based on tax positions related to the current year	341
Additions for tax positions of prior years	51
Reductions as a result of tax positions taken during the prior period	(263)
Reductions as a result of lapse of statute of limitations	(85)
Settlements	—

Balance at December 31, 2008	1,892
Additions based on tax positions related to the current year	170
Additions for tax positions of prior years	65
Reductions as a result of tax positions taken during the prior period	(498)
Reductions as a result of lapse of statute of limitations	(192)
Settlements	(108)

Balance at December 31, 2009	$1,329

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2009, the Company had approximately $138 in accrued interest and penalties which is included as a component of the $1,329 unrecognized tax benefit noted above.

        The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2006 through 2009. The Company's and its subsidiaries' state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2005 through 2009. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

15. Related-Party Transactions

        The Company recorded management fees payable to KKR of $193 through the period ended April 16, 2007. As of April 16, 2007, KKR was no longer an affiliate of the Company and no longer provides financial advisory services.

        On April 16, 2007, Oaktree and MTS purchased 24,501,505 shares of the Company's common stock from KKR. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. At December 31,

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

15. Related-Party Transactions (Continued)

2009, Oaktree and MTS owned in the aggregate approximately 47.1% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.

        Revenues from management agreements with unconsolidated equity investees was $16,739, $17,130 and $14,452 during 2007, 2008 and 2009, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which is included in the management agreement revenue, who reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as costs of revenues and the reimbursement as revenue in its consolidated statements of operations. For the years ended December 31, 2007, 2008 and 2009 the amounts of the revenues and expenses were $13,496, $13,718 and $11,188, respectively.

16. Investments in Unconsolidated Investees

        The Company has direct ownership in five unconsolidated investees at December 31, 2009. The Company owns between 33.3% and 50% of these investees, and provides management services under agreements with four of these investees, expiring at various dates through 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

        Set forth below is certain financial data for Alliance-HNI, LLC and Subsidiaries, one of the Company's unconsolidated investees:

	December 31,
	2008	2009
Balance Sheet Data:
Current assets	$6,466	$4,469
Noncurrent assets	14,199	15,409
Current liabilites	4,833	4,068
Noncurrent liabilites	5,704	5,486

	Years Ended December 31,
	2007	2008	2009
Combined Operating Results:
Revenues	$28,249	$26,703	$22,012
Expenses	18,847	18,240	15,375
Net income	9,402	8,463	6,637
Earnings from unconsolidated investee	4,701	4,202	2,996

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

16. Investments in Unconsolidated Investees (Continued)

        Set forth below is certain financial data for the aggregate of the Company's unconsolidated investees, including Alliance-HNI, LLC and its subsidiaries:

	December 31,
	2008	2009
Balance Sheet Data:
Current assets	$9,599	$7,463
Noncurrent assets	19,881	23,522
Current liabilites	7,219	5,560
Noncurrent liabilites	8,450	7,033

	Years Ended December 31,
	2007	2008	2009
Combined Operating Results:
Revenues	$36,302	$36,604	$31,805
Expenses	26,717	27,073	24,105
Net income	9,585	9,531	7,700
Earnings from unconsolidated investees	7,567	4,605	3,831

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

	Quarter Ended
	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Dec. 31, 2008
Revenues	$119,121	$122,781	$128,125	$125,807
Cost of revenues, excluding depreciation and amortization	62,782	63,487	67,047	68,437
Income before income taxes, earnings from unconsolidated investees and noncontrolling interest, net of tax	5,459	9,230	10,145	1,878
Net income	4,006	6,164	7,215	2,168
Net income attributable to Alliance HealthCare Services, Inc.	3,412	5,122	6,331	1,658
Earnings per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.07	$0.10	$0.12	$0.03
Diluted	$0.07	$0.10	$0.12	$0.03

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(dollars in thousands, except per share amounts)

17. Quarterly Financial Data (Unaudited) (Continued)

	Quarter Ended
	Mar. 31, 2009	Jun. 30, 2009	Sep. 30, 2009	Dec. 31, 2009
Revenues	$131,788	$130,016	$124,227	$119,482
Cost of revenues, excluding depreciation and amortization	68,879	67,666	65,515	68,321
Income (loss) before income taxes, earnings from unconsolidated investees and noncontrolling interest, net of tax	7,556	6,984	4,598	(19,116)
Net income (loss)	4,982	4,760	3,805	(10,002)
Net income (loss) attributable to Alliance HealthCare Services, Inc.	4,328	4,167	3,022	(11,036)
Earnings (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.08	$0.08	$0.06	$(0.21)
Diluted	$0.08	$0.08	$0.06	$(0.21)

        The Company experiences seasonality in the revenues and margins generated for its services. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue is affected primarily by fewer calendar days and inclement weather, typically resulting in fewer patients being scanned during the period. Fourth quarter revenues are affected by holiday and client and patient vacation schedules, resulting in fewer scans during the period. The variability in margins is higher than the variability in revenues due to the fixed nature of our costs. The Company also experiences fluctuations in the revenues and margins generated due to acquisition activity and general economic conditions, including recession or economic slowdown.

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

        Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2009. Our internal control over financial reporting as of December 31, 2009, has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their report which is included herein.

Paul S. Viviano, Chairman of the Board and Chief Executive Officer
Howard K. Aihara, Executive Vice President and Chief Financial Officer

March 9, 2010

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alliance HealthCare Services, Inc.
Newport Beach, California

        We have audited the internal control over financial reporting of Alliance HealthCare Services, Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Alliance HealthCare Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the consolidated financial statement schedule as of and for the year ended December 31, 2009, of the Company and our report dated March 9, 2010, expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule and included an explanatory paragraph regarding the Company's adoption of new accounting standards.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 9, 2010

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by Item 10 of Form 10-K, other than that relating to identification of our executive officers, will be included in our 2010 definitive proxy statement and is incorporated herein by reference. The information required by Item 10 of Form 10-K relating to identification of our executive officers is incorporated by reference from Item 1 of this Form 10-K.

Item 11.    Executive Compensation.

        The information required by Item 11 of Form 10-K will be included in our 2010 definitive proxy statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 of Form 10-K with respect to security ownership of certain beneficial owners and management will be included in our 2010 definitive proxy statement and is incorporated herein by reference.

        The information required by Item 12 of Form 10-K with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from Item 4 of Part II of this Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 of Form 10-K will be included in our 2010 definitive proxy statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 of Form 10-K will be included in our 2010 definitive proxy statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this Form 10-K:

1.
Financial Statements:

    A listing of the Consolidated Financial Statements of Alliance HealthCare Services, Inc., related notes and Report of Independent Registered Public Accounting Firm is set forth in Item 8 of this report on Form 10-K.

  2.
  Financial Statement Schedules:

    The following Financial Statement Schedule for the years ended December 31, 2009, 2008 and 2007 is set forth on page 127 of this report on Form 10-K:

      Schedule II—Valuation and Qualifying Accounts

    All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes for the year ended December 31, 2009, 2008 and 2007.

  3.
  Index to Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Alliance.(3)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Alliance.(15)
3.3	Amended and Restated By-laws of Alliance.(3)
3.4	Certain Amended and Restated Provisions of the By-laws of Alliance.(14)
4.1	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(3)
4.2	Indenture dated as of December 29, 2004 by and between Alliance and The Bank of New York Trust Company, N.A., as trustee, with respect to $150 million aggregate principal amount of 7 1/4% Senior Subordinated Notes due 2012 and 7 1/4% Series B Senior Subordinated Notes due 2012.(5)
4.3	Indenture, including the form of Note, dated as of December 4, 2007, between Alliance Imaging, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee.(13)
4.4	Supplemental Indenture, dated as of November 27, 2009, to the Indenture, dated as of December 29, 2004, with respect to the 7 1/4% Senior Subordinated Notes due 2012, between Alliance HealthCare Services, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.(19)
4.5	Supplemental Indenture, dated as of November 27, 2009, to the Indenture, dated as of December 4, 2007, with respect to the 7 1/4% Senior Subordinated Notes due 2012, between Alliance HealthCare Services, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.(19)
4.6	Indenture, including the form of Note, dated as of December 1, 2009, with respect to the 8% Senior Notes due 2016, between Alliance HealthCare Services, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.(19)
10.1*	The 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(18)
10.2*	Form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(1)
10.3*	Alliance Directors' Deferred Compensation Plan, as amended and restated.(14)
10.4*	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(4)
10.5*	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(4)
10.6	Form of Stockholder's Agreement.(1)
10.7	Registration Rights Agreement dated as of November 2, 1999.(1)
10.8	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., L.P.(1)
10.9	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., L.P.(1)
10.10*	Form of Indemnification Agreement.(2)
10.11*	Amended and Restated Employment Agreement dated as of May 9, 2005 between Alliance and Paul S. Viviano.(6)
10.12*	Amended and Restated Agreement Not to Compete dated as of May 9, 2005 between Alliance and Paul S. Viviano.(6)

Exhibit No.	Description
10.13*	Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara.(7)
10.14*	Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara.(7)
10.15*	Summary of compensation award to Nicholas A. Poan(8)
10.16*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(10)
10.17*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Directors) under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(14)
10.18*	Form of Stock Bonus Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(10)
10.19*	Summary of compensation award to Michael F. Frisch(9)
10.20*	Summary of compensation award to Eli H. Glovinsky(10)
10.21	Governance and Standstill Agreement, dated as of March 16, 2007, among Alliance Imaging, Inc., OCM Principal Opportunities Fund IV, LP., and MTS Health Investors II, L.P.(11)
10.22*	Form of Executive Severance Agreement(11)
10.23	Assignment, dated as of April 16, 2007, to Registration Rights Agreement, dated as of November 2, 1999.(12)
10.24	Amendment No. 2 to Management Agreement, dated as of April 16, 2007, between Alliance and Kohlberg Kravis Roberts & Co., L.P.(12)
10.25*	Amendment of Employment Agreement, dated as of April 16, 2007, between Paul S. Viviano and Alliance Imaging, Inc.(12)
10.26*	Amendment of Employment Agreement, dated as of April 16, 2007, between Howard K. Aihara and Alliance Imaging, Inc.(12)
10.27*	New form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(16)
10.28*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated (For Director Awards Only).(17)
10.29*	Amendment to the Alliance Imaging, Inc. Directors' Deferred Compensation Plan, as amended and restated.(17)
10.30*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Paul S. Viviano and Alliance Imaging, Inc.(17)
10.31*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Howard K. Aihara and Alliance Imaging, Inc.(17)
10.32*	Form of Amendment of Executive Severance Agreement(17)
10.33	Credit Agreement, dated as of December 1, 2009, among Alliance HealthCare Services, Inc., the financial institutions listed on the signature pages thereof and Deutsche Bank Trust Company Americas, as administrative agent for the lenders.(19)
10.34	Registration Rights Agreement, dated as of December 1, 2009, by and among Alliance HealthCare Services, Inc. and Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated and Barclays Capital Inc.(19)
10.35*	Schedule of 2010 Executive Officer Compensation(20)
10.36*	Schedule of Non-Employee Director Compensation(20)
21.1	Subsidiaries of the Registrant(10)
23.1	Consent of Independent Registered Public Accounting Firm.(20)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.(20)

Exhibit No.	Description
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.(20)

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

(5)
Incorporated by reference to exhibits filed in response to Item 9.01(c), "Exhibits" of the Company's Current Report on Form 8-K, dated December 29, 2004 (File No. 001-16609).

(6)
Incorporated by reference to exhibits filed in response to Item 6, "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-16609).

(7)
Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-16609).

(8)
Incorporated by reference to Item 1.01 of the Company's Current Report on Form 8-K, dated October 16, 2006 (File No. 001-16609).

(9)
Incorporated by reference to Item 5.02(c) of the Company's Current Report on Form 8-K, dated November 13, 2006 (File No. 001-16609)

(10)
Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-16609).

(11)
Incorporated by reference to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated March 16, 2007 (File No. 001-16609)

(12)
Incorporated by reference to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated April 16, 2007 (File No. 001-16609)

(13)
Incorporated by reference to exhibits filed in response to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated December 4, 2007 (File No. 001-16609)

(14)
Incorporated by reference to exhibits filed in response to Item 9.01(d), "Exhibits" of the Company's Current Report on Form 8-K, dated December 14, 2007 (File No. 001-16609)

(15)
Incorporated by reference to exhibits filed in response to Item 9.01(c), "Exhibits" of the Company's Current Report on Form 8-K, dated February 17, 2009 (File No. 001-16609)

(16)
Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16609)

(17)
Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-16609)

(18)
Incorporated by reference to exhibits filed in response to Item 6, "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-16609).

(19)
Incorporated by reference herein to the indicated Exhibit response in Item 9.01(c), "Exhibits" of the Company's Current Report on Form 8-K, dated December 4, 2009 (File No. 001-16609)

(20)
Filed herewith

†
Portions of this Exhibit have been redacted due to a request for confidential treatment.

*
Management contract or compensatory plan or arrangement.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE HEALTHCARE SERVICES, INC.
March 9, 2010	By:	/s/ PAUL S. VIVIANO Paul S. Viviano Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2010.

Signature	Title

/s/ PAUL S. VIVIANO Paul S. Viviano	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ HOWARD K. AIHARA Howard K. Aihara	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ NICHOLAS A. POAN Nicholas A. Poan	Senior Vice President, Corporate Finance and Chief Accounting Officer (Principal Accounting Officer)
/s/ NEIL F. DIMICK Neil F. Dimick	Director
/s/ MICHAEL P. HARMON Michael P. Harmon	Director
/s/ ANTHONY B. HELFET Anthony B. Helfet	Director
/s/ AARON A. BENDIKSON Aaron A. Bendikson	Director
/s/ CURTIS S. LANE Curtis S. Lane	Director
/s/ EDWARD L. SAMEK Edward L. Samek	Director

ALLIANCE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions (Bad Debt Write-offs, net of Recoveries)	Balance at End of Period
Year ended December 31, 2009 Allowance for Doubtful Accounts	$9,178	$2,387	$(2,635)	$8,930

Year ended December 31, 2008 Allowance for Doubtful Accounts	$8,475	$4,282	$(3,579)	$9,178

Year ended December 31, 2007 Allowance for Doubtful Accounts	$6,629	$4,013	$(2,167)	$8,475