Form 10-Q
period 2010-03-31
Alliance HealthCare Services, Inc
filed 2010-05-10
CIK 817135

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2010

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2010:

Common Stock, $.01 par value, 52,756,264 shares

ALLIANCE HEALTHCARE SERVICES, INC.

FORM 10-Q

March 31, 2010

Index

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	December 31, 2009	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$111,884	$114,197
Accounts receivable, net of allowance for doubtful accounts	61,912	61,632
Deferred income taxes	19,058	19,058
Prepaid expenses and other current assets	9,184	8,833
Other receivables	4,197	3,471

Total current assets	206,235	207,191
Equipment, at cost	863,804	874,213
Less accumulated depreciation	(523,748)	(537,432)

Equipment, net	340,056	336,781
Goodwill	194,243	194,243
Other intangible assets, net	100,188	97,157
Deferred financing costs, net	17,143	16,651
Other assets	29,971	26,915

Total assets	$887,836	$878,938

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,888	$16,112
Accrued compensation and related expenses	17,311	18,038
Accrued interest payable	3,789	9,595
Other accrued liabilities	32,887	34,143
Current portion of long-term debt	16,902	10,978

Total current liabilities	94,777	88,866
Long-term debt, net of current portion	463,455	461,460
Senior notes	187,533	187,600
Other liabilities	3,737	3,592
Deferred income taxes	103,572	103,145

Total liabilities	853,074	844,663
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock	516	523
Treasury stock	(2,333)	(2,333)
Additional paid-in capital	10,652	12,229
Accumulated comprehensive loss	(2,392)	(1,897)
Retained earnings	21,477	19,314

Total stockholders' equity attributable to Alliance HealthCare Services, Inc.	27,920	27,836
Noncontrolling interest	6,842	6,439

Total stockholders' equity	34,762	34,275

Total liabilities and stockholders' equity	$887,836	$878,938

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Quarter Ended March 31,
	2009	2010
Revenues	$131,788	$118,661
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	68,879	65,226
Selling, general and administrative expenses	17,893	16,117
Transaction costs	431	351
Severance and related costs	182	462
Depreciation expense	23,650	23,691
Amortization expense	2,776	2,806
Interest expense and other, net	10,677	13,304
Other (income) and expense, net	(256)	(360)

Total costs and expenses	124,232	121,597

Income (loss) before income taxes, earnings from unconsolidated investees, and noncontrolling interest, net of tax	7,556	(2,936)
Income tax expense (benefit)	3,161	(613)
Earnings from unconsolidated investees	(587)	(907)

Net income (loss)	4,982	(1,416)
Less: Net income attributable to noncontrolling interest, net of tax	(654)	(747)

Net income (loss) attributable to Alliance HealthCare Services, Inc.	$4,328	$(2,163)

Comprehensive income (loss), net of taxes:
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$4,328	$(2,163)
Unrealized (loss) gain on hedging transactions, net of taxes	(862)	495

Comprehensive income (loss)	$3,466	$(1,668)

Earnings (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.08	$(0.04)

Diluted	$0.08	$(0.04)

Weighted average number of shares of common stock and common stock equivalents:
Basic	51,651	52,755
Diluted	52,294	52,755

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Quarter Ended March 31,
	2009	2010
Operating activities:
Net income (loss)	$4,982	$(1,416)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	466	(141)
Share-based payment	1,663	1,520
Depreciation and amortization	26,426	26,497
Amortization of deferred financing costs	580	645
Accretion of discount on long term debt	555	378
Adjustment of derivatives to fair value	(635)	(578)
Distributions greater than undistributed earnings from investees	65	513
Deferred income taxes	2,414	(772)
Excess tax benefit from share-based payment arrangements	(7)	—
Gain on sale of assets	(362)	(360)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(3,207)	421
Prepaid expenses and other current assets	1,937	351
Other receivables	(2,365)	726
Other assets	(4,481)	201
Accounts payable	(1,019)	(4,788)
Accrued compensation and related expenses	(654)	727
Accrued interest payable	5,135	5,806
Income taxes payable	70	50
Other accrued liabilities	1,305	871
Other liabilities	(1)	—

Net cash provided by operating activities	32,867	30,651

Investing activities:
Equipment purchases	(14,891)	(20,205)
(Increase) decrease in deposits on equipment	(905)	553
Acquisitions, net of cash received	(580)	—
Decrease in cash in escrow	2,075	—
Proceeds from sale of assets	2,348	772

Net cash used in investing activities	(11,953)	(18,880)

Financing activities:
Principal payments on equipment debt	(2,207)	(1,856)
Proceeds from equipment debt	415	358
Principal payments on term loan facility	—	(1,150)
Principal payments on senior subordinated notes	—	(5,582)
Payments of debt issuance costs	(157)	(153)
Noncontrolling interest in subsidiaries	(1,210)	(1,150)
Proceeds from shared-based payment arrangements	42	75
Excess tax benefit from share-based payment arrangements	7	—

Net cash used in financing activities	(3,110)	(9,458)

Net increase in cash and cash equivalents	17,804	2,313
Cash and cash equivalents, beginning of period	73,305	111,884

Cash and cash equivalents, end of period	$91,109	$114,197

Supplemental disclosure of cash flow information:
Interest paid	$5,196	$5,591
Income taxes paid, net of refunds	216	67
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$—	$52
Capital lease obligations related to the purchase of equipment	5,307	—
Capital lease obligations transferred	(707)	—
Comprehensive (loss) gain from hedging transactions, net of taxes	(862)	495
Equipment purchases in accounts payable	20	1,217

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates

        Basis of Presentation    The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance HealthCare Services, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2009.

        On January 1, 2009, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation". ASC 810 requires, among other things, that cash flows related to noncontrolling interest in subsidiaries be presented in the financing section of the Statement of Cash Flows rather than the operating section for the quarter ended March 31, 2010. In conformity with the current year presentation, the Company reclassified Noncontrolling interest in subsidiaries from the operating section to the financing section of the Statement of Cash Flows for the three months ended March 31, 2009.

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

2. Transactions

        During December 2009, the Company entered into and completed various debt related transactions in order to expand its borrowing capacity and extend the maturity of its debt (the "Refinance Transaction"). In order to accomplish this, the Company retired substantially all of its $300,000 7 1/4% senior subordinated notes due 2012 (the "7 1/4% Notes") through a cash tender offer (the "Tender Offer") and repaid the balance of $351,600 on its existing Tranche C1 term loan facility (the "Old Term Loan"). In conjunction with the Refinance Transaction, the Company entered into a new senior secured credit agreement (the "New Credit Facility"), comprised of a $460,000 term loan (the "New Term Loan") maturing June 2016 and a $120,000 revolving facility (the "New Revolving Credit Facility") maturing December 2014. Borrowings under the New Term Loan were issued at 98.0% of

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

2. Transactions (Continued)

par, with the discount to par being amortized to interest expense and other, net through the maturity date of the loan. Borrowings under the New Credit Facility bear interest through maturity at a variable rate based upon, at the Company's option, either London InterBank Offered Rate ("LIBOR") or the base rate (which is the highest of the administrative agent's prime rate, one-half of 1.00% in excess of the overnight federal funds rate, and 1.00% in excess of the one-month LIBOR rate), plus in each case, an applicable margin. With respect to the New Term Loan, the applicable margin for LIBOR loans is 3.50% per annum, and with respect to the New Revolving Credit Facility, the applicable margin for LIBOR loans ranges, based on the applicable leverage ratio, from 3.25% to 3.75% per annum, in each case, with a LIBOR floor of 2.00%. With respect to the New Term Loan, the applicable margin for base rate loans is 2.50% per annum, and with respect to the New Revolving Credit Facility, the applicable margin for base rate loans ranges, based on the applicable leverage ratio, from 2.25% to 2.75% per annum. The Company also issued $190,000 of 8.0% senior notes due 2016 (the "8% Notes") in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended. On April 29, 2010, the Company filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the private 8% Notes for new 8% Notes with substantially similar terms registered under the Securities Act of 1933, as amended. The 8% Notes were issued at 98.69% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the notes. The Company used the proceeds from these transactions and existing cash to complete the Tender Offer and purchase $294,418 of the 7 1/4% Notes at a purchase price equal to 100.125% of the principal amount, together with the accrued interest to the redemption date. The Company also used the proceeds from these transactions to pay off the Old Term Loan and redeem the remaining $5.6 million of 7 1/4% Notes in January 2010 at a redemption price equal to 100.0% of the principal amount, together with accrued interest to the redemption date. The Company incurred a loss on extinguishment of debt of $14,600 in December 2009 related to the Refinance Transaction, which represents the tender premium and consent payment to redeem the 7 1/4% Notes, write-off of unamortized debt issuance costs related to the retired debt, and other fees and expenses.

3. Share-Based Payment

        The Company adopted ASC 718, "Compensation—Stock Compensation" in the fiscal year beginning January 1, 2006, using the modified prospective application transition method. Under ASC 718, the Company records in its consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after January 1, 2006 under the provisions of ASC 718 and (ii) compensation cost for the unvested portion of options granted prior to January 1, 2006 over their remaining vesting periods using the amounts previously measured under ASC 718 for pro forma disclosure purposes.

        The Company has elected to follow the alternative transition method as described in ASC 718 for computing its beginning additional paid-in capital pool. In addition, the Company treats the tax deductions from stock options as being realized when they reduce taxes payable in accordance with the principles and timing under the relevant tax law.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

3. Share-Based Payment (Continued)

Stock Option Plans and Awards

        In November 1999, the Company adopted an employee stock option plan (the "1999 Equity Plan") pursuant to which options and awards with respect to a total of 6,325,000 shares of the Company's common stock became available for grant. On May 30, 2007, the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 8,025,000 shares. On May 27, 2009, the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 11,025,000 shares. As of March 31, 2010, a total of 1,977,462 shares were available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to the fair value of the Company's common stock at the date of grant, except as noted below. All options have 10-year terms. Options granted after January 1, 2008 are time options which vest 25% each year, over four years. For options granted prior to January 1, 2008, initial stock option grants were comprised 50% of "time options" and 50% of "performance options." The time options have a five-year vesting schedule, vesting 20% per year. The performance options cliff vest after eight years; however, in the event certain operating performance targets are met, up to 20% of the performance options may vest each year, accelerating the vesting period up to five years. During the year ended December 31, 2009, there were no options in which vesting was accelerated. Prior to January 1, 2008, subsequent stock options granted under the 1999 Equity Plan to employees were always time options which vest 5% in the first year, 20% in the second year and 25% in years three through five.

        In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company's common stock, of which 35,000 options were outstanding at March 31, 2010. The exercise prices of these options and the fair value of the Company's common stock on the grant date were $5.60 and $9.52 per share, respectively.

        The Company uses the Black-Scholes option pricing model to value the compensation expense associated with share-based payment awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the table below. In addition, forfeitures are estimated when recognizing compensation expense and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The Company records share-based payments for stock options granted with exercise prices below the fair value of the Company's common stock at the date of grant and for certain stock options subject to amended performance targets under the 1999 Equity Plan, as discussed below.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

3. Share-Based Payment (Continued)

        The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Quarter Ended March 31,
	2009	2010
Risk free interest rate	1.94%	3.12%
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	60.2%	49.6%
Average expected life (in years)	6.25	6.25

        The expected stock price volatility rate for the quarter ended March 31, 2010 was based on the historical volatility of the Company's common stock. The expected stock price volatility rate for the quarter ended March 31, 2009 was based on a blend of the historical volatility of the Company's common stock and peer implied volatility. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the weighted average period of time that options or awards granted are expected to be outstanding, as calculated using the simplified method described in ASC 718, as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

        The following table summarizes the Company's stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	4,417,550	$6.87
Granted	664,000	5.71
Exercised	(1,250)	4.19
Canceled	(23,875)	6.60

Outstanding at March 31, 2010	5,056,425	$6.72	6.19	$1,523

Vested and expected to vest in the future at March 31, 2010	4,826,192	$6.70	6.11	$1,498
Exercisable at March 31, 2010	3,002,325	$6.59	4.76	$1,319

        The weighted average grant date fair value of options granted during the quarters ended March 31, 2009 and 2010 was $4.63 per share and $2.95 per share, respectively. The total intrinsic value of options exercised during the quarters ended March 31, 2009 and 2010 was $44 and $1, respectively. The total cash received from employees as a result of stock option exercises was $42 and $75 for the quarters ended March 31, 2009 and 2010, respectively.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

3. Share-Based Payment (Continued)

        The following table summarizes the Company's unvested stock option activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	1,953,675	$4.37
Granted	664,000	2.95
Vested	(544,575)	4.44
Canceled	(19,000)	2.95

Unvested at March 31, 2010	2,054,100	$3.91

        At March 31, 2010, the total unrecognized fair value share-based payment related to unvested stock options granted to both employees and non-employees was $6,297, which is expected to be recognized over a remaining weighted-average period of 2.58 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations. The total fair value of shares vested during the quarters ended March 31, 2009 and 2010 was $1,838, and $2,420, respectively.

  Restricted Stock Awards

        The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2008, the Company granted 290,000 restricted stock awards ("awards") to certain employees of the Company. During 2009, the Company granted 310,000 awards to certain employees and 66,016 awards to non-employees of the Company. During the first quarter of 2010, the Company granted 730,000 awards to certain employees of the Company. These awards cliff vest after one to five years, provided that the employee remains continuously employed and the non-employee continues service through the issuance date. On December 31, 2009, the Company granted restricted stock awards to three non-employee directors of the Company who are unaffiliated with Oaktree Capital Management, LLC ("Oaktree") and MTS Health Investors, LLC ("MTS") ("unaffiliated directors") equal to 13,672 of common stock each. These awards to unaffiliated directors cliff vest after one year based on the unaffiliated directors' continued service with the Company through that date. For the quarters ended March 31, 2009 and 2010, the Company recorded share-based payment related to restricted stock awards of $673 and $740, respectively. The weighted average grant date fair value of restricted stock awards granted during the quarters ended March 31, 2009 and 2010 was $7.97 and $5.71 per share, respectively.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

3. Share-Based Payment (Continued)

        The following table summarizes the Company's unvested restricted stock activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	601,016	$7.11
Granted	730,000	5.71
Vested	—	—
Canceled	—	—

Unvested at March 31, 2010	1,331,016	$6.34

        At March 31, 2010, the total unrecognized fair value share-based payment related to restricted stock awards granted to employees was $6,117, which is expected to be recognized over a remaining weighted-average period of 2.45 years. At March 31, 2010, the total unrecognized fair value share-based payment related to the restricted stock awards granted to unaffiliated directors was $180, which is expected to be recognized over a remaining weighted-average period of 0.75 years. The unaffiliated directors will each receive a restricted stock award on December 31, 2010 and each December 31 thereafter (the "Grant Date") of the number of shares of common stock having a value equal to $80, rounded down to the nearest whole share, and calculated using the average share price of the Company's stock over the fifteen-day period preceding the Grant Date. Such restricted stock awards will fully vest one year after the Grant Date based on the continued service of the non-employee director through the vesting date. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations.

  Stock Bonus Award

        During 2006 and 2007, the Company granted stock bonus awards to certain employees of the Company. On the issuance date, the Company issued a number of shares of the Company's common stock ("shares"), equal to the award divided by the fair market value of the shares at that time. During the first quarter ended March 31, 2009, the Company issued 125,470 shares related to the stock bonus awards granted in 2006. During the first quarter ended March 31, 2010, the Company issued 87,565 shares related to the stock bonus awards granted in 2007. For the quarter ended March 31, 2009, the Company recorded share-based payment related to these grants of $42. There are no unvested stock bonus awards as of December 31, 2009.

4. Recent Accounting Pronouncements

        Variable Interest Entities    Accounting Standards Update ("ASU") No. 2009-17, "Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities" ("ASU 2009-17"), enhances the current guidance on disclosure requirements for companies with financial interest in a

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

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

        Fair Value of Financial Instruments    ASU No. 2010-06, "Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"), amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, ASU 2010-06 amends guidance on employers' disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the provisions of ASU 2010-06 on January 1, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company's results of operations, cash flows or financial position.

5. Fair Value of Financial Instruments

        The Company used the following methods and assumptions in estimating fair value disclosure for financial instruments:

        Cash and cash equivalents    The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.

        Debt    The fair value of the Company's fixed-rate debt was based on open bid/ask quotations of those notes at December 31, 2009 and March 31, 2010. The carrying amount of variable-rate borrowings at March 31, 2010 approximates fair value estimated based on current market rates and credit spreads for similar debt instruments.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

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

        The estimated fair values of the Company's financial instruments are as follows:

	December 31, 2009		March 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$111,884	$111,884	$114,197	$114,197
Fixed-rate debt	193,115	184,189	187,600	175,750
Variable-rate debt	450,897	450,897	450,058	450,058
Derivative instruments—asset position	59	59	1,271	1,271
Derivative instruments—liability position	2,409	2,409	2,214	2,214

        The Company adopted ASC 825, "Financial Instruments" on January 1, 2008. ASC 825 applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 825 requires disclosure that establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1	Quoted market prices in active markets for identical assets or liabilities.
Level 2	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3	Unobservable inputs that are not corroborated by market data.

        None of the Company's instruments have transferred from one level to another.

        The following table summarizes the valuation of the Company's financial instruments that are reported at fair value on a recurring basis by the above ASC 825 pricing levels as of December 31, 2009:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$111,884	$111,884	$—	$—
Interest rate contracts—liability position	2,409	—	2,409	—
Fuel swap—asset position	59	—	—	59

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

5. Fair Value of Financial Instruments (Continued)

        The following table summarizes the valuation of the Company's financial instruments that are reported at fair value on a recurring basis by the above ASC 825 pricing levels as of March 31, 2010:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$114,197	$114,197	$—	$—
Interest rate contracts—asset position	1,269	—	1,269	—
Interest rate contracts—liability position	2,086	—	2,086	—
Fuel swap—asset position	2	—	—	2
Fuel swap—liability position	128	—	—	128

        The following table summarizes the Company's fair value measurements of derivative instruments using significant unobservable inputs (Level 3):

Balance as of December 31, 2009	$59
Total gains or losses (realized/unrealized)
Included in earnings	(56)
Included in other comprehensive income	(129)

Balance as of March 31, 2010	$(126)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(56)

        The Company's derivative instruments are primarily pay-fixed, receive-variable interest rate swaps and caps based on LIBOR swap rate. The Company has elected to use the income approach to value these derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for interest rate swap and cap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates at commonly quoted intervals and implied volatilities for options). The Company has identified both a public and a private data source for use in valuing the Department of Energy ("DOE") diesel fuel swap. There appears to be a material difference in the pricing for diesel fuel contracts traded on NYMEX and the pricing that brokers make available to retail clients hedging changes in the DOE average national diesel fuel price as executed by the Company. As a result the Company has elected to use broker data available from its counterparty and informally corroborated by a second broker to fair value the diesel fuel swap. The March 31, 2010 over-the-counter forward rates were compared to the fixed rates executed by the Company for each forward date. The loss on each forward date was then present valued at LIBOR plus a credit spread of 3.5%. Mid-market pricing is used as a practical expedient for fair value measurements. ASC 820, "Fair

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

5. Fair Value of Financial Instruments (Continued)

Value Measurements and Disclosures" states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty's creditworthiness and the Company's creditworthiness has also been factored into the fair value measurement of the derivative instruments. For additional information please see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

6. Goodwill and Intangible Assets

        Changes in the carrying amount of goodwill are as follows:

Balance at January 1, 2009	$193,430
Goodwill acquired during the period	378
Adjustments to goodwill during the period	435

Balance at December 31, 2009	194,243
Goodwill acquired during the period	—
Adjustments to goodwill during the period	—

Balance at March 31, 2010	$194,243

        Intangible assets consisted of the following:

	December 31, 2009			March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$89,708	$(41,701)	$48,007	$89,512	$(43,647)	$45,865
Other	16,407	(8,825)	7,582	18,592	(9,685)	8,907

Total amortizing intangible assets	$106,115	$(50,526)	$55,589	$108,104	$(53,332)	$54,772

Intangible assets not subject to amortization			44,599			42,385

Total other intangible assets			$100,188			$97,157

        In accordance with ASC 350, "Intangibles—Goodwill and Other", the Company has selected to perform an annual impairment test for goodwill and intangible assets with indefinite useful lives based on the financial information as of September 30, or more frequently when an event occurs or circumstances change to indicate an impairment of these assets has possibly occurred. The Company compares the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. No triggering events occurred during the fourth quarter of 2009 or the first quarter of 2010 which required additional impairment testing as of December 31, 2009 or March 31, 2010,

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

6. Goodwill and Intangible Assets (Continued)

respectively. In 2009 and the first quarter of 2010, the Company concluded that no impairment was present in its intangible assets. Goodwill is allocated to the Company's various reporting units.

        The Company uses the estimated useful life to amortize customer contracts, which is a weighted average of 13 years. Other intangible assets subject to amortization are estimated to have a weighted average useful life of four years. Amortization expense for intangible assets subject to amortization was $2,776 and $2,806 for the quarters ended March 31, 2009 and 2010, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.

        Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2010	$11,160
2011	10,604
2012	8,977
2013	6,176
2014	4,506
2015	3,776

7. Other Accrued Liabilities

        Other accrued liabilities consisted of the following:

	December 31, 2009	March 31, 2010
Accrued systems rental and maintenance costs	$1,128	$1,845
Accrued site rental fees	1,079	1,023
Accrued property and sales taxes payable	16,037	15,755
Accrued self-insurance expense	6,095	6,254
Other accrued expenses	8,548	9,266

Total	$32,887	$34,143

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

8. Long-Term Debt and Senior Subordinated Credit Facility

        Long-term debt consisted of the following:

	December 31, 2009	March 31, 2010
Term loan facility	$460,000	$458,850
Discount on term loan facility of 5.88%	(9,103)	(8,792)
Senior subordinated notes	5,582	—
Senior notes	190,000	190,000
Discount on senior notes of 8.25%	(2,467)	(2,400)
Equipment debt	23,878	22,380

Long-term debt, including current portion	667,890	660,038
Less current portion	16,902	10,978

Long-term debt	$650,988	$649,060

        The remaining $5,582 of the 7 1/4% Notes were redeemed in January 2010 at a redemption price equal to 100% of the principal amount, together with accrued interest to the redemption date.

9. Derivatives

        The Company accounts for derivative instruments and hedging activities in accordance with the provisions of ASC 815, "Derivatives and Hedging". Management generally designates derivatives in a hedge relationship with the identified exposure on the date the Company enters into a derivative contract, as disclosed below. The Company has only executed derivative instruments that are economic hedges of exposures that can qualify in hedge relationships under ASC 815. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally assesses effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, then measures and records ineffectiveness. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) because it is probable that the forecasted transaction will not occur, or (iv) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company's derivatives are recorded on the balance sheet at their fair value. For additional information please see Note 5 of the Notes to the Condensed Consolidated Financial Statements. For derivatives accounted for as cash flow hedges, any effective unrealized gains or losses on fair value are included in comprehensive income (loss), net of tax, and any ineffective gains or losses are recognized in income immediately. Amounts recorded in comprehensive income (loss) are reclassified to earnings when the hedged item impacts earnings.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

9. Derivatives (Continued)

Cash Flow Hedges

Interest Rate Cash Flow Hedges

        The Company has entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the quarters ended March 31, 2009 and 2010 the Company had interest rate swap and cap agreements to hedge approximately $242,250 and $242,719 of its variable rate bank debt, respectively, or 36.4% and 36.8% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $2,875 from accumulated other comprehensive loss to interest expense and other, net.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

9. Derivatives (Continued)

        Additionally, during the first quarter of 2009, the Company entered into an additional interest rate swap agreement which has a notional amount of $56,813 that has been designated as a cash flow hedge of future interest payments associated with a portion of the Company's variable rate bank debt (the "New 2009 Swap"). Under the terms of this agreement, which was to mature in November 2011, the Company received three-month LIBOR and paid a fixed rate of 2.07%. The net effect of the hedge was to record interest expense at a fixed rate of 4.57%, as the underlying debt incurred interest based on three-month LIBOR plus 2.50%.

        The Company elected to terminate one of the 2008 swaps and the New 2009 Swap in December 2009 in connection with entering into the Refinance Transaction on December 1, 2009. As a result of the Refinance Transaction, the Company de-designated the 2008 swap, the 2009 Swap Replacement and the New 2009 Swap and hedge accounting was terminated and all further changes in the fair market value of the terminated swaps are being recorded in interest expense and other, net. Comprehensive income (loss) related to effective unrealized gains or losses on the fair value of the terminated swaps through September 30, 2009 remain in accumulated comprehensive income (loss) on the balance sheet and will be amortized into interest expense and other, net as the underlying interest payments are recognized in earnings. The terminated swaps were valued using the income approach with observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount.

        In the first quarter of 2010, the Company entered into one interest rate swap agreement (the "2010 Swap") and three interest rate cap agreements, in accordance with Company policy, in order to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The 2010 Swap, which matures in January 2011, has a notional amount of $92,719 and synthetically unwinds the effects of the 2009 Swap Replacement. The interest rate cap agreements, which mature in February 2014, have a total notional amount of $150,000 and were designated as cash flow hedges of future cash interest payments associated with a portion of the Company's variable rate bank debt. Under these arrangements, the Company has purchased a cap on LIBOR at 4.50%. The Company paid $1,537 to enter into the caps, which is being amortized through interest expense and other, net over the life of the agreements.

Diesel Fuel Cash Flow Hedges

        The Company is exposed to market fluctuations in diesel fuel prices related to its mobile fleet. During the first quarter of 2009, the Company entered into a diesel fuel swap agreement which had a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with the Company purchasing diesel fuel for its mobile fleet. Under the terms of this agreement, which matured in February 2010, the Company received the DOE published monthly average price per gallon and paid a fixed rate of two dollars and sixty-three cents per gallon. The Company designated this swap as a cash flow hedge of future cash flows associated with its diesel fuel payments. The swap was designated in a cash flow relationship in the month following execution. The loss from trade date to designation date was recorded in other (income) and expense, net. Post-designation, the Company recorded effective changes in the fair value of the swap through

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

9. Derivatives (Continued)

comprehensive income (loss) and reclassified gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel was purchased.

        During the first quarter of 2010, the Company entered into a diesel fuel swap agreement which has a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with the Company purchasing diesel fuel for its mobile fleet. Under the terms of this agreement, which matures in February 2011, the Company receives the DOE published monthly average price per gallon and pays a fixed rate of three dollars and twenty-five cents per gallon. The Company designated this swap as a cash flow hedge of future cash flows associated with its diesel fuel payments. The Company records effective changes in the fair value of the swap through comprehensive income (loss) and reclassifies gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel is purchased.

        Quantitative information about the Company's derivatives' impact on performance and operations is provided below:

	Asset Derivatives
	as of March 31, 2010
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$1,269
Diesel fuel swap	Other assets	$2

	Liability Derivatives
	as of March 31, 2010
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$2,086
Diesel fuel swap	Other liabilities	$128

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

9. Derivatives (Continued)

The Effect of Designated Derivative Instruments on the Statement of Operations
For the Three Months Ended March 31, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(2,014)	Interest expense and other, net	$(463)	Interest expense and other, net	$(4)
Diesel fuel swap	(75)	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	—	Other (income) and expense, net	(16)

Total	$(2,089)		$(463)		$(20)

The Effect of Designated Derivative Instruments on the Statement of Operations
For the Three Months Ended March 31, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(250)	Interest expense and other, net	$(1,225)	Interest expense and other, net	$—
Diesel fuel swap	(129)	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	(6)	Other (income) and expense, net	(1)

Total	$(379)		$(1,231)		$(1)

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

9. Derivatives (Continued)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations
For the Three Months Ended March 31, 2009

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$823
Diesel fuel swap	Other (income) and expense, net	(90)

Total		$733

The Effect of Non-Designated Derivative Instruments on the Statement of Operations
For the Three Months Ended March 31, 2010

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(321)

10. Income Taxes

        For the quarter ended March 31, 2009, the Company recorded a provision for income taxes of $3,161, or 42.2%, of the Company's pretax income. For the quarter ended March 31, 2010, the Company recorded an income tax benefit of $613, or 22.1%, of the Company's pretax loss. The Company's effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

        As of March 31, 2010, the Company has provided a liability for $1,378 for unrecognized tax benefits related to various federal and state income tax matters. The tax effected amount would reduce the Company's effective income tax rate if recognized.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2010, the Company had approximately $145 in accrued interest and penalties which is included as a component of the $1,378 unrecognized tax benefit noted above.

        The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2006 through 2009. The Company's state income tax returns are generally open to audit under statutes of limitation for the years ended December 31, 2005 through 2009. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

11. Earnings Per Common Share

        Effective January 1, 2009, the Company adopted ASC 260, "Earnings Per Share". ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in ASC 260. ASC 260 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The Company granted and expects to continue to grant restricted stock awards to its officers and non-employee directors that contain non-forfeitable rights to dividends. Such awards are considered participating securities under ASC 260. As such, the Company is required to include these awards in the calculation of the Company's basic earnings per share and calculate basic earnings per share using the two-class method. Restricted stock awards have previously been included in the Company's dilutive earnings per share calculation using the treasury stock method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company has historically not paid and does not expect to pay dividends in the foreseeable future; however, the Company must still allocate undistributed earnings between common shareholders and participating securities based on the contractual rights of each security, as if all the earnings for the period have been distributed.

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

March 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

11. Earnings Per Common Share (Continued)

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended March 31,
	2009	2010
Numerator:
Net income (loss) attributable to Alliance
HealthCare Services, Inc.	$4,328	$(2,163)

Denominator:
Weighted-average shares-basic	51,651	52,755
Effect of dilutive securities:
Employee stock options	643	—

Weighted-average shares-diluted	52,294	52,755

Earnings (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.08	$(0.04)

Diluted	$0.08	$(0.04)

Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	943	4,247
Average exercise price per share that exceeds average market price of common stock	$10.45	$7.21

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

12. Commitments and Contingencies

        The Company has applied the disclosure provisions of ASC 460, "Guarantees" to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by ASC 440, "Commitments," and ASC 450, "Contingencies," by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance is remote. The following is a description of arrangements in which the Company is the guarantor or indemnifies a party.

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

        It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At March 31, 2010, the Company has determined that no liability is necessary related to these guarantees and indemnities.

        In connection with the Company's acquisition of Medical Outsourcing Services, LLC ("MOS") in the third quarter of 2008, Alliance subsequently identified a Medicare billing practice related to a portion of MOS's retail billing operations that raised compliance issues under Medicare reimbursement guidelines. The practice was in place prior to the acquisition and was discontinued when Alliance became aware of it. In accordance with its corporate compliance program, Alliance has entered into discussions with representatives of the federal government to advise them of the issue and seek guidance on appropriate next steps. The discussions are ongoing and no resolution has yet been reached. Although the government may seek repayment and penalties relating to the billing practice, the Company does not expect that such repayment and penalties, if imposed on the Company, would have a material impact on the Company's results of operations, cash flows or financial position because the Company believes the amounts it would owe will be substantially or fully off-set by recoveries under the indemnification provisions of the MOS acquisition purchase agreement.

        The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

13. Related-Party Transactions

        On April 16, 2007, Oaktree and MTS purchased 24,501,505 shares of the Company's common stock from a fund managed by an affiliate of Kohlberg Kravis Roberts & Co ("KKR"). Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. At March 31, 2010, Oaktree and MTS owned in the aggregate approximately 46.4% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.

        Revenues from management agreements with unconsolidated equity investees were $4,380 and $3,382 during the first quarters of 2009 and 2010, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which are included in the management agreement revenue, who reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as costs of revenues and the reimbursement as revenue in its condensed consolidated statements of operations. For the quarters ended March 31, 2009 and 2010, the amounts of the revenues and expenses were $3,491 and $2,451, respectively.

14. Investments in Unconsolidated Investees

        The Company has direct ownership in five unconsolidated investees at March 31, 2010. The Company owns between 33.3% and 50% of these investees, and provides management services under agreements with four of these investees, expiring at various dates through 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

        Set forth below is certain financial data for Alliance-HNI, LLC and its subsidiaries, one of the Company's unconsolidated investees:

	December 31,	March 31,
	2009	2010
Balance Sheet Data:
Current assets	$4,469	$3,820
Noncurrent assets	15,409	14,174
Current liabilites	4,068	3,717
Noncurrent liabilites	5,486	4,937

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

14. Investments in Unconsolidated Investees (Continued)

	Quarter Ended March 31,
	2009	2010
Combined Operating Results:
Revenues	$5,766	$4,905
Expenses	4,984	3,168
Net income	782	1,737
Earnings from unconsolidated investee	391	870

        Set forth below is certain financial data for the aggregate of the Company's unconsolidated investees, including Alliance-HNI, LLC and its subsidiaries:

	December 31,	March 31,
	2009	2010
Balance Sheet Data:
Current assets	$7,463	$6,502
Noncurrent assets	23,522	21,976
Current liabilites	5,560	5,650
Noncurrent liabilites	7,033	6,352

	Quarter Ended March 31,
	2009	2010
Combined Operating Results:
Revenues	$8,530	$6,899
Expenses	7,346	5,162
Net income	1,184	1,737
Earnings from unconsolidated investee	587	907

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

15. Stockholders' Equity

        The following table summarizes consolidated stockholders' equity, including noncontrolling interest.

								Stockholders' Equity Attributable to
	Common Stock		Treasury Stock		Additional Paid-In (Deficit) Capital
						Accumulated Comprehensive Income (Loss)	Retained Earnings	Alliance HealthCare Services, Inc.	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	52,025,014	$516	(386,703)	$(2,333)	$10,652	$(2,392)	$21,477	27,920	$6,842	$34,762
Exercise of common stock options	1,250	—			68	—	—	68		68
Issuance of restricted stock	730,000	7			—	—	—	7		7
Share-based payment					1,520	—	—	1,520		1,520
Share-based payment income tax detriment					(11)	—	—	(11)		(11)
Unrealized gain on hedging transaction, net of tax					—	495	—	495		495
Net contributions / (distributions)					—			—	(1,150)	(1,150)
Net (loss) income	—	—	—	—	—	—	(2,163)	(2,163)	747	(1,416)

Balance at March 31, 2010	52,756,264	$523	(386,703)	$(2,333)	$12,229	$(1,897)	$19,314	$27,836	$6,439	$34,275

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

        MRI, PET/CT and radiation oncology services generated 45%, 41% and 9% of our revenue, respectively, for the quarter ended March 31, 2010 and 48%, 39% and 7% of our revenue, respectively, for the quarter ended March 31, 2009. Our remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography ("CT") and management contract revenue. We had 507 diagnostic imaging and radiation oncology systems, including 297 MRI systems and 125 positron emission tomography ("PET") or PET/CT systems, and served over 1,000 clients in 45 states at March 31, 2010. We operated 119 fixed-site imaging centers (three in unconsolidated joint ventures), which constitute systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups' offices, and free-standing fixed-site imaging centers, which include systems installed in a medical office building, ambulatory surgical center, or other retail space at March 31, 2010. Of the 119 fixed-site imaging centers, 93 were MRI fixed-site imaging centers, 19 were PET or PET/CT fixed-site imaging centers, four were other modality fixed-site imaging centers and three were in unconsolidated joint ventures. We also operated 25 radiation oncology centers and stereotactic radiosurgery facilities (including two radiation oncology centers in unconsolidated joint ventures) at March 31, 2010.

        Approximately 81% and 80% of our revenues for each of the quarters ended March 31, 2010 and 2009, respectively, were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients' behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients' receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

        Approximately 19% and 20% of our revenues for each of the quarters ended March 31, 2010 and 2009, respectively, were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenue. Our revenue from these sites is generated from direct billings to patients or their third-party payors, including Medicare, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

        Fixed-site imaging centers and radiation oncology centers can be structured as either wholesale or retail arrangements. Our contracts for radiation oncology services average approximately 10 to 20 years in length. Revenues from these centers are included in either our wholesale or retail revenues.

        For services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene. For example, for 2008, the fee schedule rates were to be reduced by approximately 10.1%. The Medicare, Medicaid and SCHIP Extension Act of 2007 eliminated the 10.1% reduction for 2008 and increased the annual payment rate update by 0.5%. This increase to the annual Medicare Physician Fee Schedule payment update was effective only for Medicare claims with dates of service between January 1, 2008 and June 30, 2008. Beginning July 1, 2008, under the Medicare Improvement for Patients and Providers Act of 2008 ("MIPPA"), the 0.5% increase was continued for the rest of 2008. In addition, MIPPA established a 1.1% increase to the Medicare Physician Fee Schedule payment update for 2009. For 2010, the Centers for Medicare and Medicaid Services ("CMS") are projecting a rate reduction of 21.2% unless Congress intervenes again to avoid the payment reduction. On December 19, 2009, President Obama signed into law the Department of Defense Appropriations Act, 2010 (H.R. 3326) which includes a zero percent Medicare physician update through February 28, 2010. This was further extended through March 31, 2010 and later through May 31, 2010 by the Temporary Extension Act of 2010 and the Continuing Extension Act of 2010, signed into law by President Obama on March 2, 2010 and April 15, 2010, respectively. If Congress fails to intervene to prevent the 21.2% rate reduction, the resulting decrease in payment will adversely impact our revenues and results of operations.

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

        A number of other legislative changes impact our retail business. For example, the Deficit Reduction Act of 2005 ("DRA") imposed caps on Medicare payment rates for certain imaging services furnished in physician's offices and other non-hospital based settings. The caps impact MRI, PET/CT and certain imaging services performed in conjunction with radiation therapy, including certain image guided radiation therapy ("IGRT") services and diagnostic imaging services used to plan intensity modulated radiation therapy ("IMRT"). Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change applies to services furnished on or after January 1, 2007. The limitation is applicable to the technical components of the diagnostic imaging services only, which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule. CMS issues on an annual basis the hospital outpatient prospective payment ("HOPPS") rates, which are used to develop the caps. If the technical component of the service established under the Physician Fee Schedule (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), then the payment is to be reduced. In other words, in those instances where the technical component for the particular service is greater for the non-hospital site, the DRA directs that the hospital outpatient payment rate be substituted for the otherwise applicable Physician Fee Schedule payment rate. The implementation of this reimbursement reduction contained in the DRA had a significant effect on our financial condition and results of operations in 2007, whereas the changes in 2008, 2009 and the first quarter of 2010 have been limited.

        The DRA also codified the reduction in reimbursement for multiple images on contiguous body parts, which was previously announced by CMS. The DRA mandated payment at 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session. Initially, CMS announced that it would phase in this reimbursement reduction over a two-year period. CMS implemented only the initial 25% reduction for each additional imaging procedure on contiguous body parts beginning 2006. For services furnished on or after July 1, 2010, the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the "PPACA"), requires CMS to implement the full 50% reduction as mandated by the DRA.

        Regulatory updates to payment rates for which we bill the Medicare program directly are published annually by CMS. For payments under the Physician Fee Schedule for calendar year 2010, CMS changed the way it calculates components of the Medicare Physician Fee Schedule. As part of the changes, CMS reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the current 50% usage rate to a 90% usage rate. An increase in usage rate generally corresponds to a decrease to the corresponding payment rate. This utilization change, to be phased in over a four-year period, applied to MRI and CT scans, but not for radiation therapy and other therapeutic equipment. The PPACA supersedes CMS's assumed usage rate for such equipment. Beginning on January 1, 2011, the PPACA requires CMS to use a 75% utilization rate. In addition, the Office of Inspector General has stated that for 2010, it intends to focus on, among other things, the practice expense components, including the equipment utilization rate, for certain imaging services reimbursed under Medicare Physician Fee Schedule to determine whether Medicare payment reflects the actual expenses incurred and whether the utilization rate reflects current industry practices.

        Further with respect to its 2010 regulatory changes to the Medicare Physician Fee Schedule, in addition to the changes to the usage assumptions, CMS's changes to services primarily involving the technical component rather than the physician work component were adjusted downward. The reductions primarily impact radiology and other diagnostic tests, including the services we provide. Some of the changes to the Medicare Physician Fee Schedule are being transitioned over a four year period such that beginning in 2013, CMS will have fully implemented the revised payment rates. For the 2010 transition payment, CMS estimated that the impact of its changes (including the change in the usage assumption that has been superseded by PPACA) would result in a 1% reduction in radiation oncology, 5% reduction in radiology, 18% reduction in nuclear medicine and 12% reduction for all suppliers providing the technical component of diagnostic tests generally. These impacts are calculated prior to any application of the projected negative update factor of 21.2% related to MIPPA (which may be implemented in June 2010 unless Congress intervenes) and may impact our future revenues. The PPACA changes to the Medicare Physician Fee Schedule impact only the usage assumptions described above and therefore all other 2010 updates issued by CMS remain in place. If the CMS 2010 reimbursement rates had been in effect for full year 2009, we estimate that our annualized retail revenue related to MRI and radiation oncology would not have been materially impacted. At this time, we estimate that the new usage assumptions for MRI and CT scans under the PPACA, which is to take effect on January 1, 2011, will not have a material impact on our future retail revenues.

        In addition to annual updates to the Medicare Physician Fee Schedule, as indicated above, CMS also publishes regulatory changes to the HOPPS on an annual basis. These payments are the amounts received by our hospital clients for hospital outpatient services. For 2008, the national Medicare HOPPS payment rate for nonmyocardial PET and PET/CT scans was $1,057 per scan and the national payment rate for myocardial PET scans was $1,400 per scan. Effective January 1, 2008, CMS also bundled the PET and PET/CT payment for radiopharmaceuticals with the payment for the PET and PET/CT scan. In addition, CMS reduced the 2008 national Medicare HOPPS rate for MRI scans by approximately 3%. The 2008 national Medicare HOPPS payment rates for stereotactic radiosurgery treatment delivery services ranged from $1,057 to $8,055, depending on the level of service. For 2009, the payment rate for nonmyocardial PET and PET/CT scans was $1,037 per scan. For myocardial PET procedures, the 2009 payment rate was $1,157 per scan. For stereotactic radiosurgery treatment delivery services, the 2009 payment rates ranged from $952 to $7,642, depending on the level of service. On October 30, 2009, CMS released its 2010 national Medicare HOPPS payment rates, which went into effect January 1, 2010. For nonmyocardial PET and PET/CT, the 2010 payment rate is $1,037 per scan. For myocardial PET procedures, the 2010 payment rate is $1,433 per scan. For stereotactic radiosurgery treatment delivery services, the 2010 payment rates range from $963 to $7,344, depending on the level of service.

        Combined, the DRA and PET and PET/CT Medicare HOPPS rate reductions did not have a material negative effect on revenue and earnings in 2008, 2009 or the first quarter of 2010. At this time, however, we cannot predict the impact the rate reductions will have on our future revenues or business.

        Furthermore, with respect to the final Medicare Physician Fee Schedule Rule for calendar year 2009, CMS announced additional performance standards for suppliers of mobile diagnostic services. The final rule requires suppliers of mobile diagnostic services under certain circumstances to enroll in Medicare and bill directly for these services, regardless of where they are performed. An exception was made for services provided to hospital patients under arrangement with that hospital. In those circumstances, the mobile diagnostic facility would be required to enroll in Medicare, but the hospital would bill for the services. On December 15, 2008, CMS issued additional guidance that companies that lease or contract with a Medicare-enrolled provider or supplier to provide only diagnostic testing equipment and/or non-physician personnel are not required to enroll in Medicare. The agency nonetheless indicated that it is continuing to evaluate such arrangements. These policies have not significantly impacted our business.

        Over the past few years, the growth rate of MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, a growing number of medical groups adding imaging capacity within their practice setting and additional patient-related cost-sharing programs. In addition, there is an increasing trend of third-party payors intensifying their utilization management efforts, for example through benefit managers who require preauthorizations, to control the growth rate of imaging services generally. We expect that these trends will continue throughout 2010. In addition, we cannot predict the full extent of the PPACA on our business. The legislation substantially changes the way health care is financed by both governmental and private insurers and may negatively impact payment rates for certain imaging services. Nor can we predict at this time whether or the extent to which other proposed changes will be adopted, if any, or how these or future changes will affect the demand for our services.

        We have experienced and continue to experience an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers, or OEMs, selling systems directly to certain of our clients. Typically, OEMs target our higher scan volume clients. This increase in activity by OEMs has resulted in overcapacity of systems in the marketplace. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace lost higher volume clients typically with lower volume clients. Our non-scan based MRI business has been impacted by a decline in the number of hospital construction projects, driven by a decrease in new MRI systems being added by hospitals in their facilities and a decrease in the number of equipment upgrades occurring in the hospital market. Our MRI revenues decreased in the first three months of 2010 compared to 2009 due to the factors described above, and we believe that MRI revenues will continue to decline in future years.

        Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2010. Continued concerns about the systemic impact of potential long-term and wide-spread recession, inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased market volatility and diminished expectations for the United States economy. Added concerns fueled by the United States government financial assistance to certain companies and other federal government's interventions in the United States financial system has led to increased market uncertainty and instability in both United States and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence, increased unemployment, increased tax rates and governmental budget deficits and debt levels have contributed to volatility of unprecedented levels. We believe our MRI and PET/CT scan volumes have been impacted during 2009 and the first three months of 2010 and will continue to be impacted in the remainder of 2010 by rising unemployment rates, the number of under-insured or uninsured patients and other conditions arising from the global economic conditions described above. At this time, it is unclear what impact this might have on our future revenues or business.

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

        The principal components of our cost of revenues are compensation paid to technologists, radiation therapists and drivers, as well as, system maintenance costs, medical supplies, system transportation and technologists' travel costs. Because a majority of these expenses are fixed, decreased revenues as a result of lower scan volumes per system significantly impacts our margins while higher scan volumes would result in improved margins.

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

Seasonality

        We experience seasonality in the revenues and margins generated for our services. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue is affected primarily by fewer calendar days and inclement weather, typically resulting in fewer patients being scanned during the period. Fourth quarter revenues are affected by holiday and client and patient vacation schedules, resulting in fewer scans during the period. The variability in margins is higher than the variability in revenues due to the fixed nature of our costs. The Company also experiences fluctuations in the revenues and margins generated due to acquisition activity and general economic conditions, including the high unemployment rate, recession or economic slowdown.

Results of Operations

        The following table shows our consolidated statements of operations as a percentage of revenues for each of the quarters ended March 31:

	Quarter Ended March 31,
	2009	2010
Revenues	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	52.3	55.0
Selling, general and administrative expenses	13.7	13.6
Transaction costs	0.3	0.3
Severance and related costs	0.1	0.4
Depreciation expense	17.9	19.9
Amortization expense	2.1	2.4
Interest expense and other, net	8.1	11.2
Other (income) and expense, net	(0.2)	(0.3)

Total costs and expenses	94.3	102.5

Income (loss) before income taxes (benefit), earnings from unconsolidated investees and noncontrolling interest, net of tax	5.7	(2.5)
Income tax expense (benefit)	2.4	(0.5)
Earnings from unconsolidated investees	(0.4)	(0.8)

Net income (loss)	3.7	(1.2)
Less: Net income attributable to noncontrolling interest, net of tax	(0.5)	(0.6)

Net income (loss) attributable to Alliance HealthCare Services, Inc.	3.2%	(1.8)%

        The table below provides MRI statistical information for each of the quarters ended March 31:

	2009	2010
MRI statistics
Average number of total systems	285.4	274.3
Average number of scan-based systems	242.2	233.1
Scans per system per day (scan-based systems)	9.13	8.20
Total number of scan-based MRI scans	147,656	122,580
Price per scan	$380.99	$390.32

        The table below provides PET and PET/CT statistical information for each of the quarters ended March 31:

	2009	2010
PET and PET/CT statistics
Average number of systems	110.5	119.1
Scans per system per day	6.15	5.80
Total number of PET and PET/CT scans	45,113	44,231
Price per scan	$1,116	$1,075

        Following are the components of revenue (in millions) for each of the quarters ended March 31:

	2009	2010
Total MRI revenue	$62.6	$53.0
PET/CT revenue	51.0	48.3
Radiation Oncology revenue	8.9	10.8
Other modalities and other revenue	9.3	6.6

Total	$131.8	$118.7

	2009	2010
Total fixed-site imaging center revenue (in millions) for each of the quarters ended March 31:	$29.1	$27.5

Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009

        Revenue decreased $13.1 million, or 10.0%, to $118.7 million in the first quarter of 2010 compared to $131.8 million in the first quarter of 2009 due to a decrease in MRI revenues, PET/CT revenues and other modalities and other revenue, partially offset by an increase in radiation oncology revenues. MRI revenue decreased $9.6 million in the first quarter of 2010, or 15.4%. Scan-based MRI revenue decreased $8.4 million in the first quarter of 2010, or 14.9%, compared to the first quarter of 2009, to $47.9 million in the first quarter of 2010 from $56.3 million in the first quarter of 2009. Scan-based MRI scan volume decreased 17.0% to 122,580 scans in the first quarter of 2010 from 147,656 scans in the first quarter of 2009, primarily due to a decrease in client demand and the increase in the unemployment rate over 2009, and the related increase of uninsured and under-insured patients. The average number of scan-based systems in service decreased to 233.1 systems in the first quarter of 2010 from 242.2 systems in the first quarter of 2009. Average scans per system per day decreased by 10.2% to 8.20 in the first quarter of 2010 from 9.13 in the first quarter of 2009. These decreases were partially offset by an increase in the average price per MRI scan. The average price per MRI scan increased to $390.32 per scan in the first quarter of 2010 from $380.99 per scan in the first quarter of 2009. Non scan-based MRI revenue decreased $1.2 million in the first quarter of 2010 over the same period in 2009 primarily due to a decline in the number of hospital construction projects and a decrease in the number of equipment upgrades occurring in the hospital market, both of which impact the demand for our non-scan based MRI business. PET and PET/CT revenue in the first quarter of 2010 decreased $2.7 million, or 5.4%, compared to the first quarter of 2009. Total PET and PET/CT scan volumes decreased 2.0% to 44,231 scans in the first quarter of 2010 from 45,113 scans in the first quarter of 2009, primarily due to a decrease in client demand and the increase in the unemployment rate over 2009, and the related increase of uninsured and under-insured patients. Scans per system per day decreased 5.7% to 5.80 scans per system per day in the first quarter of 2010 from 6.15 scans per system per day in the first quarter of 2009. The average price per PET and PET/CT scan decreased to $1,075 per scan in the first quarter of 2010 compared to $1,116 per scan in the first quarter of 2009. The average number of PET and PET/CT systems in service increased to 119.1 systems in the first quarter of 2010 from 110.5 systems in the first quarter of 2009. Other modalities and other revenue decreased $2.7 million, or 28.5%, to $6.6 million in the first quarter of 2010 compared to $9.3 million in the first quarter of 2009, primarily due to a decrease in management fee revenue. Radiation oncology revenue increased $1.9 million, or 21.2%, to $10.8 million in the first quarter of 2010 compared to $8.9 million in the first quarter of 2009, primarily due to an increase in treatments performed in our core radiation oncology business. Included in the revenue totals above is fixed-site imaging center revenues, which decreased $1.6 million, or 5.6%, to $27.5 million in the first quarter of 2010 from $29.1 million in the first quarter of 2009.

        We had 297 MRI systems at March 31, 2010, compared to 294 MRI systems at March 31, 2009. We had 125 PET and PET/CT systems at March 31, 2010, compared to 119 PET and PET/CT systems at March 31, 2009. We operated 119 fixed-site imaging centers (including three in unconsolidated investees) at March 31, 2010, compared to 106 fixed-site imaging centers (including four in unconsolidated investees) at March 31, 2009. We operated 25 radiation oncology centers (including two in unconsolidated investees) at March 31, 2010, compared to 22 radiation oncology centers (including two in unconsolidated investees) at March 31, 2009.

        Cost of revenues, excluding depreciation and amortization, decreased $3.7 million, or 5.3%, to $65.2 million in the first quarter of 2010 compared to $68.9 million in the first quarter of 2009. Compensation and related employee expenses decreased $3.1 million, or 9.4%, primarily as a result of a decrease in average headcount. Management contract expense decreased $1.0 million, or 29.8%, as a result of a decrease in expenses incurred on behalf of unconsolidated investees. Medical supplies decreased $0.3 million, or 3.7%, primarily as a result of a decrease in the number of PET and PET/CT scans, which use a radiopharmaceutical as a component of the PET and PET/CT scan. Maintenance and related costs increased $1.5 million, or 11.1%, due to an increase in service costs related to an increase in the number of MRI, PET/CT and radiation oncology systems in operation and one-time maintenance costs incurred in the first quarter of 2010. All other cost of revenues, excluding depreciation and amortization, decreased $0.8 million, or 7.6%. Cost of revenues, as a percentage of revenue, increased to 55.0% in the first quarter of 2010 from 52.3% in the first quarter of 2009 as a result of the factors described above.

        Selling, general and administrative expenses decreased $1.8 million, or 9.9%, to $16.1 million in the first quarter of 2010 compared to $17.9 million in the first quarter of 2009. Compensation and related employee expenses decreased $0.9 million, or 8.0%, primarily as a result of a decrease in average headcount. The provision for doubtful accounts decreased $0.6 million, or 130.2%, primarily due to the collection of aged accounts receivable during the first quarter of 2010. The provision for doubtful accounts as a percentage of revenue was (0.1)% in the first quarter of 2010 compared to 0.4% of revenue in the first quarter of 2009. Share-based payments decreased $0.1 million in the first quarter of 2010 from the first quarter of 2009 due to equity awards that fully vested and were fully expensed in 2009. All other selling, general and administrative expenses decreased $0.2 million, or 3.5%. Selling, general and administrative expenses as a percentage of revenue were 13.6% and 13.7% in the first quarter of 2010 and 2009, respectively.

        We recorded transaction costs of $0.4 million in the first quarters of 2010 and 2009.

        We recorded severance and related costs of $0.5 million in the first quarter of 2010 compared to $0.2 million in the first quarter of 2009.

        Depreciation expense was $23.7 million in the first quarters of 2010 and 2009.

        Amortization expense was $2.8 million in the first quarters of 2010 and 2009.

        Interest expense and other, net, increased $2.6 million, or 24.6%, to $13.3 million in the first quarter of 2010 compared to $10.6 million in the first quarter of 2009, primarily due a $0.9 million expense from a non-cash fair value adjustment related to our interest rate swap agreements, which were de-designated in 2009, higher average interest rates on our credit facility and notes and an

$0.8 million non-cash fair value adjustment related to our interest rate swap agreement with Lehman Commercial Paper, Inc. ("LCPI") in 2009, which reduced the 2009 expense.

        Income tax benefit was $0.6 million in the first quarter of 2010 compared to income tax expense of $3.2 million in the first quarter 2009, resulting in effective tax rates of 22.1% and 42.2% in the first quarters of 2010 and 2009, respectively. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

        Earnings from unconsolidated investees increased by $0.3 million, or 54.5%, to $0.9 million in the first quarter of 2010 compared to $0.6 million in the first quarter of 2009 due to an increase in earnings from our unconsolidated investees.

        Net income attributable to noncontrolling interest, net of tax, was $0.7 million in the first quarters of 2010 and 2009.

        Net loss attributable to Alliance HealthCare Services, Inc. was $2.2 million, or $(0.04) per share on a diluted basis, in the first quarter of 2010 compared to net income of $4.3 million, or $0.08 per share on a diluted basis, in the first quarter of 2009.

Liquidity and Capital Resources

        Our primary source of liquidity is cash provided by operating activities. We generated $30.7 million and $32.9 million of cash flow from operating activities in the first quarters of 2010 and 2009, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging and radiation oncology services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts decreased by $0.6 million in the first quarter of 2010 compared to the first quarter of 2009. Our number of days of revenue outstanding for our accounts receivable was 48 days and 50 days as of March 31, 2010 and 2009, respectively, which we believe is favorable compared to other diagnostic imaging and radiation oncology providers. In addition, as of March 31, 2010, we had $115.6 million of available borrowings under our revolving line of credit.

        We used cash of $18.9 million and $12.0 million for investing activities in the quarters ended March 31, 2010 and 2009, respectively. Investing activities in the first quarter of 2009 include $0.6 million which was used for acquisitions. Investing activities in the first quarter of 2009 also include $2.1 million in cash provided by a decrease in cash in escrow. We expect to continue to use cash for acquisitions in the future. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We incur capital expenditures for the purposes of:

  •
  purchasing new systems;

  •
  replacing less advanced systems with new systems; and

  •
  providing upgrades of our MRI, PET and PET/CT, and radiation oncology systems and upgrading our corporate infrastructure for future growth.

        Capital expenditures totaled $20.2 million and $14.9 million in the quarters ended March 31, 2010 and 2009, respectively. During the first quarter of 2010, we purchased eight MRI systems and one PET/CT system. We traded-in or sold a total of thirteen systems for the quarter ended March 31, 2010. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2010 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. Based upon the client demand described above, which dictates the type of equipment purchased, we expect cash capital expenditures to total approximately $65 to $75 million in 2010.

        At March 31, 2010, we had cash and cash equivalents of $114.2 million. This available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

        At March 31, 2010, we had $109.2 million in our accounts that are with third party financial institutions which exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

        We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next one to two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt. As of March 31, 2010, we are in compliance with all covenants contained in our long-term debt agreements and expect that we will be in compliance with these covenants for the remainder of 2010.

Recent Accounting Pronouncements

        For a discussion of recent accounting pronouncements, please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

        Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly in the sections entitled "Overview," "Results of Operations" and "Liquidity and Capital Resources," and elsewhere in this quarterly report on Form 10-Q, are "forward-looking statements," within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as results of operations and financial condition, capital expenditures, economic trends, demand for our services, the consummation of acquisitions and financing transactions and the effect of such transactions on our business and our plans and objectives for future operations and expansion, are examples of forward-looking statements. In some cases you can identify these statements by forward-looking words like "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "seek," "intend," and "continue" or similar words. These forward-looking statements are subject to risks and uncertainties which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. These risks and uncertainties include factors affecting our leverage, including fluctuations in interest rates, the risk that the counter-parties to our interest rate swap agreements fail to satisfy their obligations under these agreements, our ability to incur financing, the effect of operating and financial restrictions in our debt instruments, the accuracy of our estimates regarding our capital requirements, the effect of intense levels of competition in our industry, fluctuations or unpredictability of our revenue, including as a result of seasonality, changes in the rates or methods of third party reimbursements for diagnostic imaging and radiation oncology services, changes in the healthcare regulatory environment, our ability to keep pace with technological developments within our industry, the growth in the market for MRI and other services, the disruptive effect of hurricanes and other natural disasters, adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit markets, difficulties we may face in connection with recent, pending or future acquisitions, including unexpected costs or liabilities resulting from acquisitions, diversion of management's attention from the operation of the business and our ability to integrate acquisitions, and other risks and uncertainties, including those enumerated and described under "Risk Factors" below and in our Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 2009. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by us.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We provide our services exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

        Our interest expense is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our indebtedness has interest rates which are variable. The recorded carrying amount of our long-term debt under our New Credit Facility approximates fair value as these borrowings have variable rates that reflect currently available terms and conditions for similar debt. To decrease the risk associated with interest rate increases, we have entered into multiple interest rate swap and cap agreements for a portion of our variable rate debt. These swaps and caps are designated as cash flow hedges of variable future cash flows associated with our long-term debt.

        During the first quarter of 2008, we entered into two interest rate swap agreements, with notional amounts of $92.7 million each, to hedge future cash interest payments associated with a portion of our variable rate bank debt (the "2008 swaps"). Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedges was to record interest expense at a fixed rate of 5.65%, as the underlying debt incurred interest based on three-month LIBOR plus 2.50%. For the quarter ended March 31, 2009, we received a net settlement amount of $0.1 million on these swap agreements. The 2008 swaps are three years in length and mature in 2011. See below for additional information regarding the 2008 swaps. As discussed below, we elected to terminate and replace one of the 2008 swaps in the first quarter of 2009.

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

        Additionally, during the first quarter of 2009, we entered into an interest rate swap agreement, which has a notional amount of $56.8 million, to hedge future cash interest payments associated with a portion of our variable rate bank debt (the "New 2009 Swap"). Under the terms of this agreement, which was to mature in November 2011, we received three-month LIBOR and paid a fixed rate of 2.07%. The net effect of the hedge was to record interest expense at a fixed rate of 4.57%, as the debt incurred interest based on three-month LIBOR plus 2.50%. For the quarter ended March 31, 2010, we paid a net settlement amount of $0.7 million on this swap agreement. For the quarter ended March 31, 2009, we did not receive any net settlement amount on this swap agreement.

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

        In the first quarter of 2010, we entered into one interest rate swap agreement (the "2010 Swap") and three interest rate cap agreements in order to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The 2010 Swap, which matures in January 2011, has a notional amount of $92.7 million and synthetically unwinds the effects of the 2009 Swap Replacement. The interest rate cap agreements, which mature in February 2014, have a total notional amount of $150.0 million and were designated as cash flow hedges of future cash interest payments associated with a portion of our variable rate bank debt. Under these arrangements we have purchased a cap on LIBOR at 4.50%. We paid $1.5 million to enter into the caps, which is being amortized through interest expense over the life of the agreements.

        During the first quarter of 2009, we entered into a diesel fuel swap agreement which had a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with purchasing diesel fuel for our mobile fleet. Under the terms of this agreement, which matured in February 2010, we received the Department of Energy published monthly average price per gallon and paid a fixed rate of $2.63 per gallon. Settlement amounts under this swap were not material for the quarters ended March 31, 2010 and 2009. For the quarter ended March 31, 2010, amounts recognized in other (income) and expense, net due to ineffectiveness were not material. For the quarter ended March 31, 2009, we recognized expense of $0.1 million in other (income) and expense, net due to one month of the agreement not being designated and due to ineffectiveness.

        During the first quarter of 2010, we entered into a diesel fuel swap agreement which has a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with purchasing diesel fuel for our mobile fleet. Under the terms of this agreement, which matures in February 2011, we receive the Department of Energy published monthly average price per gallon and pays a fixed rate of three dollars and twenty-five cents per gallon. We designated this swap as a cash flow hedge of future cash flows associated with our diesel fuel payments. We record effective changes in the fair value of the swap through comprehensive income (loss) and reclassify gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel is purchased.

        Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. At March 31, 2010, we had cash and cash equivalents of $114.2 million, of which $109.2 million was held in accounts that are with third party financial institutions which exceed the FDIC insurance limits. At March 31, 2009, we had cash and cash equivalents of $91.1 million, of which $86.9 million was held in accounts that are with third party financial institutions which exceed the FDIC insurance limits.

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

        In connection with our acquisition of Medical Outsourcing Services, LLC ("MOS") in the third quarter of 2008, we subsequently identified a Medicare billing practice related to a portion of MOS's retail billing operations that raised compliance issues under Medicare reimbursement guidelines. The practice was in place prior to the acquisition and was discontinued when we became aware of it. In accordance with our corporate compliance program, we have entered into discussions with representatives of the federal government to advise them of the issue and seek guidance on appropriate next steps. The discussions are ongoing and no resolution has yet been reached. Although the government may seek repayment and penalties relating to the billing practice, we do not expect that such repayment and penalties, if imposed on us, would have a material impact on our results of operations, cash flows or financial position because we believe the amounts we would owe will be substantially or fully off-set by recoveries under the indemnification provisions of the MOS acquisition purchase agreement.

ITEM 1A.    RISK FACTORS

The regulatory and political framework is uncertain and evolving.

        Healthcare laws and regulations may change significantly in the future which could adversely affect our financial condition and results of operations. We continuously monitor these developments and modify our operations from time to time as the legislative and regulatory environment changes.

        In March 2010, the President signed one of the most significant health care reform measures in decades. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the "PPACA"), substantially changes the way health care is financed by both governmental and private insurers, including several payment reforms that establish payments to hospitals and physicians based in part on quality measures, and may significantly impact our industry. The PPACA requires, among other things, payment rates for services using imaging equipment that costs over $1 million to be calculated using revised equipment usage assumptions and reduce payment rates for imaging services paid under the Medicare Part B fee schedule. The current 50% usage assumption rate would be replaced with a 75% usage rate for such equipment for services furnished on or after January 1, 2011. In addition, the PPACA changes the technical component discount on imaging of contiguous body parts during a single imaging session from 25% to 50%, as mandated by the DRA. We are unable to predict what effect the PPACA or other healthcare reform measures that may be adopted in the future will have on our business. The federal government will, however, have greater involvement in the healthcare industry than in prior years, and such greater involvement may adversely affect our financial condition and results of operations.

Federal and state anti-kickback and anti-self-referral laws may adversely affect our operations and income.

        Various federal and state laws govern financial arrangements among health care providers. The federal Anti-Kickback Law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare, Medicaid or other federal healthcare program patients, or in return for, or to induce, the purchase, lease or order of items or services that are covered by Medicare, Medicaid or other federal healthcare programs. Further, the recently enacted PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Many state laws also prohibit the solicitation, payment or receipt of remuneration in return for, or to induce, the referral of patients in private as well as government programs. Violation of these laws may result in substantial civil or criminal penalties and/or exclusion from participation in federal or state healthcare programs. We believe that we are operating in compliance with applicable laws and believe that our arrangements with providers would not be found to violate the federal and state anti-kickback laws. However, these laws could be interpreted in a manner that could have an adverse effect on our operations.

        The Stark Law prohibits a physician from referring Medicare or Medicaid patients to any entity for certain designated health services (including MRI and other diagnostic imaging services) if the physician has a prohibited financial relationship with that entity, unless an exception applies. In addition, effective January 1, 2010, as a component for satisfying the Stark exception for in-office ancillary services, the PPACA requires physicians who refer a patient for MRI, CT, PET and any other designated health service to inform the patient in writing at the time of the referral that the patient may obtain such services from a person other than the in-office provider, and provide the patient with a written list of suppliers who furnish such services in the area in which the patient resides. Although we believe that our operations do not violate the Stark Law, our activities may be challenged. If a challenge to our activities is successful, it could have an adverse effect on our operations. In addition, legislation may be enacted in the future that further addresses Medicare and Medicaid fraud and abuse or that imposes additional requirements or burdens on us.

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

        The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2009, a description of certain risks and uncertainties that could affect the Company's business, future performance or financial condition (the "Risk Factors"). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company's stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    (REMOVED AND RESERVED)

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
10.1	*	The 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(18)
10.2	*	Form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(1)
10.3	*	Alliance Directors' Deferred Compensation Plan, as amended and restated.(14)
10.4	*	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(4)
10.5	*	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(4)
10.6		Form of Stockholder's Agreement.(1)
10.7		Registration Rights Agreement dated as of November 2, 1999.(1)
10.8		Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., L.P.(1)

Exhibit No.		Description
10.9		Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., L.P.(1)
10.10	*	Form of Indemnification Agreement.(2)
10.11	*	Amended and Restated Employment Agreement dated as of May 9, 2005 between Alliance and Paul S. Viviano.(6)
10.12	*	Amended and Restated Agreement Not to Compete dated as of May 9, 2005 between Alliance and Paul S. Viviano.(6)
10.13	*	Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara.(7)
10.14	*	Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara.(7)
10.15	*	Summary of compensation award to Nicholas A. Poan(8)
10.16	*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(10)
10.17	*
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Directors) under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(14)
10.18	*	Form of Stock Bonus Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(10)
10.19	*	Summary of compensation award to Michael F. Frisch(9)
10.20	*	Summary of compensation award to Eli H. Glovinsky(10)
10.21		Governance and Standstill Agreement, dated as of March 16, 2007, among Alliance Imaging, Inc., OCM Principal Opportunities Fund IV, LP., and MTS Health Investors II, L.P.(11)
10.22	*	Form of Executive Severance Agreement(11)
10.23		Assignment, dated as of April 16, 2007, to Registration Rights Agreement, dated as of November 2, 1999.(12)
10.24		Amendment No. 2 to Management Agreement, dated as of April 16, 2007, between Alliance and Kohlberg Kravis Roberts & Co., L.P.(12)
10.25	*	Amendment of Employment Agreement, dated as of April 16, 2007, between Paul S. Viviano and Alliance Imaging, Inc.(12)
10.26	*	Amendment of Employment Agreement, dated as of April 16, 2007, between Howard K. Aihara and Alliance Imaging, Inc.(12)
10.27	*	New form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(16)
10.28	*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated (For Director Awards Only).(17)
10.29	*	Amendment to the Alliance Imaging, Inc. Directors' Deferred Compensation Plan, as amended and restated.(17)

Exhibit No.		Description
10.30	*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Paul S. Viviano and Alliance Imaging, Inc.(17)
10.31	*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Howard K. Aihara and Alliance Imaging, Inc.(17)
10.32	*	Form of Amendment of Executive Severance Agreement(17)
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
10.35	*	Schedule of 2010 Executive Officer Compensation(20)
10.36	*	Schedule of Non-Employee Director Compensation(20)
21.1		Subsidiaries of the Registrant(10)
23.1		Consent of Independent Registered Public Accounting Firm.(20)
31		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.(21)
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.(21)

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

(19)
Incorporated by reference herein to the indicated Exhibit response in Item 9.01(c), "Exhibits" of the Company's Current Report on Form 8-K, dated December 4, 2009 (File No. 001-16609)

(20)
Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-16609)

(21)
Filed herewith

†
Portions of this Exhibit have been redacted due to a request for confidential treatment.

*
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE HEALTHCARE SERVICES, INC.
May 10, 2010	By:	/s/ PAUL S. VIVIANO Paul S. Viviano Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
May 10, 2010	By:	/s/ HOWARD K. AIHARA Howard K. Aihara Executive Vice President and Chief Financial Officer (Principal Financial Officer)
May 10, 2010	By:	/s/ NICHOLAS A. POAN Nicholas A. Poan Senior Vice President, Corporate Finance and Chief Accounting Officer (Principal Accounting Officer)