Form 10-Q
period 2010-06-30
Alliance HealthCare Services, Inc
filed 2010-08-06
CIK 817135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2010:

Common Stock, $.01 par value, 52,741,264 shares

ALLIANCE HEALTHCARE SERVICES, INC.

FORM 10-Q

June 30, 2010

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	December 31, 2009	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$111,884	$96,863
Accounts receivable, net of allowance for doubtful accounts	61,912	66,183
Deferred income taxes	19,058	19,058
Prepaid expenses and other current assets	9,184	8,608
Other receivables	4,197	3,190

Total current assets	206,235	193,902

Equipment, at cost	863,804	871,856
Less accumulated depreciation	(523,748)	(550,747)

Equipment, net	340,056	321,109

Goodwill	194,243	208,375
Other intangible assets, net	100,188	110,395
Deferred financing costs, net	17,143	16,151
Other assets	29,971	30,784

Total assets	$887,836	$880,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,888	$15,067
Accrued compensation and related expenses	17,311	16,464
Accrued interest payable	3,789	5,781
Other accrued liabilities	32,887	39,153
Current portion of long-term debt	16,902	10,419

Total current liabilities	94,777	86,884

Long-term debt, net of current portion	463,455	459,414
Senior notes	187,533	187,668
Other liabilities	3,737	3,027
Deferred income taxes	103,572	102,650

Total liabilities	853,074	839,643

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock	516	523
Treasury stock	(2,333)	(2,333)
Additional paid-in capital	10,652	13,553
Accumulated comprehensive loss	(2,392)	(1,764)
Retained earnings	21,477	19,394

Total stockholders’ equity attributable to Alliance HealthCare Services, Inc.	27,920	29,373
Noncontrolling interest	6,842	11,700

Total stockholders’ equity	34,762	41,073

Total liabilities and stockholders’ equity	$887,836	$880,716

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenues	$130,016	$121,407	$261,804	$240,068

Costs and expenses:
Cost of revenues, excluding depreciation and amortization	67,666	65,181	136,545	130,407
Selling, general and administrative expenses	17,426	16,514	35,319	32,631
Transaction costs	370	436	801	787
Severance and related costs	106	81	288	543
Depreciation expense	23,544	23,094	47,194	46,785
Amortization expense	2,761	3,087	5,537	5,893
Interest expense and other, net	11,537	12,819	22,214	26,123
Other (income) and expense, net	(378)	32	(634)	(328)

Total costs and expenses	123,032	121,244	247,264	242,841

Income (loss) before income taxes, earnings from unconsolidated investees, and noncontrolling interest, net of tax	6,984	163	14,540	(2,773)
Income tax expense (benefit)	3,055	(73)	6,216	(686)
Earnings from unconsolidated investees	(831)	(1,071)	(1,418)	(1,978)

Net income (loss)	4,760	1,307	9,742	(109)
Less: Net income attributable to noncontrolling interest, net of tax	(593)	(1,227)	(1,247)	(1,974)

Net income (loss) attributable to Alliance HealthCare Services, Inc.	$4,167	$80	$8,495	$(2,083)

Comprehensive income (loss), net of taxes:
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$4,167	$80	$8,495	$(2,083)
Unrealized gain (loss) on hedging transactions, net of taxes	702	133	(160)	628

Comprehensive income (loss), net of taxes:	$4,869	$213	$8,335	$(1,455)

Earnings (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.08	$0.00	$0.16	$(0.04)

Diluted	$0.08	$0.00	$0.16	$(0.04)

Weighted-average number of shares of common stock and common stock equivalents:
Basic	51,655	52,748	51,653	52,752
Diluted	52,158	52,850	52,222	52,752

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2010
Operating activities:
Net income (loss)	$9,742	$(109)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	1,712	294
Share-based payment	3,030	2,844
Depreciation and amortization	52,731	52,678
Amortization of deferred financing costs	1,161	1,340
Accretion of discount on long term debt	1,123	756
Adjustment of derivatives to fair value	(553)	(196)
Distributions (less than) greater than undistributed earnings from investees	(92)	842
Deferred income taxes	4,426	(1,355)
Excess tax benefit from share-based payment arrangements	(8)	—
Gain on sale of assets	(753)	(328)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(4,586)	(2,915)
Prepaid expenses and other current assets	3,452	617
Other receivables	214	1,007
Other assets	(6,274)	(667)
Accounts payable	(1,403)	(4,842)
Accrued compensation and related expenses	(3,016)	(891)
Accrued interest payable	(263)	1,992
Income taxes payable	81	105
Other accrued liabilities	754	1,336
Other liabilities	(162)	—

Net cash provided by operating activities	61,316	52,508

Investing activities:
Equipment purchases	(33,864)	(28,232)
Decrease (increase) in deposits on equipment	3,069	(5,356)
Acquisitions, net of cash received	(1,343)	(22,732)
Decrease in cash in escrow	2,780	485
Investment in unconsolidated joint ventures	(240)	—
Proceeds from sale of assets	4,336	1,876

Net cash used in investing activities	(25,262)	(53,959)

Financing activities:
Principal payments on equipment debt	(4,207)	(3,621)
Proceeds from equipment debt	415	358
Principal payments on term loan facility	—	(2,300)
Principal payments on senior subordinated notes	—	(5,582)
Payments of debt issuance costs	(207)	(348)
Noncontrolling interest in subsidiaries	(2,505)	(2,152)
Proceeds from shared-based payment arrangements	49	75
Excess tax benefit from share-based payment arrangements	8	—

Net cash used in financing activities	(6,447)	(13,570)

Net increase (decrease) in cash and cash equivalents	29,607	(15,021)
Cash and cash equivalents, beginning of period	73,305	111,884

Cash and cash equivalents, end of period	$102,912	$96,863

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2010
Supplemental disclosure of cash flow information:
Interest paid	$20,843	$20,811
Income taxes paid, net of refunds	(1,249)	149

Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$429	$53
Capital lease obligations related to the purchase of equipment	5,307	—
Capital lease obligations transferred	(707)	—
Comprehensive (loss) gain from hedging transactions, net of taxes	(160)	628
Equipment purchases in accounts payable	118	178
Contingent consideration for acquisitions (Note 2)	—	3,775

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates

Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance HealthCare Services, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2009.

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”. ASC 810 requires, among other things, that cash flows related to noncontrolling interest in subsidiaries be presented in the financing section of the Statement of Cash Flows rather than the operating section for the six months ended June 30, 2010. In conformity with the current year presentation, the Company reclassified Noncontrolling interest in subsidiaries from the operating section to the financing section of the Statement of Cash Flows for the six months ended June 30, 2009.

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

2. Transactions

During December 2009, the Company entered into and completed various debt related transactions in order to expand its borrowing capacity and extend the maturity of its debt (the “Refinance Transaction”). In order to accomplish this, the Company retired substantially all of its $300,000 7 1/ 4% senior subordinated notes due 2012 (the “7 1/ 4% Notes”) through a cash tender offer (the “Tender Offer”) and repaid the balance of $351,600 on its existing Tranche C1 term loan facility (the “Old Term Loan”). In conjunction with the Refinance Transaction, the Company entered into a new senior secured credit agreement (the “New Credit Facility”), comprised of a $460,000 term loan (the “New Term Loan”) maturing June 2016 and a $120,000 revolving facility (the “New Revolving Credit Facility”) maturing December 2014. Borrowings under the New Term Loan were issued at 98.0% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the loan. Borrowings under the New Credit Facility bear interest through maturity at a variable rate based upon, at the Company’s option, either London InterBank Offered Rate (“LIBOR”) or the base rate (which is the highest of the administrative agent’s prime rate, one-half of 1.00% in excess of the overnight federal funds rate, and 1.00% in excess of the one-month LIBOR rate), plus in each case, an applicable margin. With respect to the New Term Loan, the applicable margin for LIBOR loans is 3.50% per annum, and with respect to the New Revolving Credit Facility, the applicable margin for LIBOR loans ranges, based on the applicable leverage ratio, from 3.25% to 3.75% per annum, in each case, with a LIBOR floor of 2.00%. With respect to the New Term Loan, the applicable margin for base rate loans is 2.50% per annum, and with respect to the New Revolving Credit Facility, the applicable margin for base rate loans ranges, based on the

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(Dollars in thousands, except per share amount)

applicable leverage ratio, from 2.25% to 2.75% per annum. The Company also issued $190,000 of 8.0% senior notes due 2016 (the “8% Notes”) in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended. On April 29, 2010, the Company filed a registration statement, per the Registration Rights Agreement, which was declared effective on July 16, 2010, with the Securities and Exchange Commission with respect to an offer to exchange the private 8% Notes for new 8% Notes with substantially similar terms registered under the Securities Act of 1933, as amended. The 8% Notes were issued at 98.69% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the notes. The Company used the proceeds from these transactions and existing cash to complete the Tender Offer and purchase $294,418 of the 7 1/ 4% Notes at a purchase price equal to 100.125% of the principal amount, together with the accrued interest to the redemption date. The Company also used the proceeds from these transactions to pay off the Old Term Loan and redeem the remaining $5,582 of 7 1/ 4% Notes in January 2010 at a redemption price equal to 100.0% of the principal amount, together with accrued interest to the redemption date. The Company incurred a loss on extinguishment of debt of $14,600 in December 2009 related to the Refinance Transaction, which represents the tender premium and consent payment to redeem the 7 1/ 4% Notes, write-off of unamortized debt issuance costs related to the retired debt, and other fees and expenses.

In the second quarter of 2010, the Company purchased a majority of the outstanding membership interests of Radiology 24/7, LLC (“RAD 24/7”), a teleradiology services company, which provides final, subspecialty professional radiology interpretation services and outsourced staffing services for magnetic resonance imaging (“MRI”), positron emission tomography/computed tomography (“PET/CT”), computed tomography (“CT”), mammography, X-Ray and other imaging modalities in 16 states. The purchase price consisted of $8,860 in cash, $3,775 in contingent payments, and $659 in assumed liabilities. The Company financed this acquisition using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $9,883 and acquired intangible assets of $8,000, of which $6,450 was assigned to customer relationships, which are being amortized over ten years, and $1,450 was assigned to trademarks, which are being amortized over seven years. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $3,775 for contingent payments due upon the achievement of certain revenue targets, which is expected to be resolved over the two years following the acquisition date. All contingent payments were recorded at fair value at the acquisition date. The fair value of noncontrolling interest related to this transaction was $5,036 as of the acquisition date. As of June 30, 2010, the amounts recognized for the contingent consideration arrangements and the assumptions used to develop the estimates have not changed. The values assigned to the assets and liabilities acquired are preliminary and may be subject to adjustment. The six months ended June 30, 2010 included three months of operations from this acquisition.

Also in the second quarter of 2010, the Company purchased all of the outstanding membership interests of Diagnostic Health Center of Anchorage, LLC (“DHC”), a fixed-site imaging center located in Anchorage, Alaska. The center operates in a Certificate-of-Need state, and is a multi-modality imaging center which provides MRI, CT, digital mammography, X-Ray and other imaging services. The purchase price consisted of $13,737 in cash and $554 in assumed liabilities. The Company financed this acquisition using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $3,764 and acquired intangible assets of $8,100, of which $6,400 was assigned to the physician referral network, which is being amortized over ten years, and $1,750 was assigned to certificates of need held by DHC, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The values assigned to the assets and liabilities acquired are preliminary and may be subject to adjustment. The six months ended June 30, 2010 included one month of operations from this acquisition.

The Company has not included pro forma information as these acquisitions did not have material impact on its consolidated financial position or results of operations, individually or in the aggregate.

3. Share-Based Payment

The Company adopted ASC 718, “Compensation—Stock Compensation” in the fiscal year beginning January 1, 2006, using the modified prospective application transition method. Under ASC 718, the Company records in its consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after January 1, 2006 under the provisions of ASC 718 and (ii) compensation cost for the unvested portion of options granted prior to January 1, 2006 over their remaining vesting periods using the amounts previously measured under ASC 718 for pro forma disclosure purposes.

The Company has elected to follow the alternative transition method as described in ASC 718 for computing its beginning additional paid-in capital pool. In addition, the Company treats the tax deductions from stock options as being realized when they reduce taxes payable in accordance with the principles and timing under the relevant tax law.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

Stock Option Plans and Awards

In November 1999, the Company adopted an employee stock option plan (the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 6,325,000 shares of the Company’s common stock became available for grant. On May 30, 2007, the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 8,025,000 shares. On May 27, 2009, the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 11,025,000 shares. As of June 30, 2010, a total of 2,029,962 shares were available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant, except as noted below. All options have 10-year terms. Options granted after January 1, 2008 are time options which vest 25% each year, over four years. For options granted prior to January 1, 2008, initial stock option grants were comprised 50% of “time options” and 50% of “performance options.” The time options have a five-year vesting schedule, vesting 20% per year. The performance options cliff vest after eight years; however, in the event certain operating performance targets are met, up to 20% of the performance options may vest each year, accelerating the vesting period up to five years. During the six months ended June 30, 2010 and the year ended December 31, 2009, there were no options in which vesting was accelerated. Prior to January 1, 2008, subsequent stock options granted under the 1999 Equity Plan to employees were always time options which vest 5% in the first year, 20% in the second year and 25% in years three through five.

In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company’s common stock, of which 35,000 options were outstanding at June 30, 2010. The exercise prices of these options and the fair value of the Company’s common stock on the grant date were $5.60 and $9.52 per share, respectively.

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

There were no stock options granted during the quarters ended June 30, 2009 and 2010.

The expected stock price volatility rate for the six months ended June 30, 2010 was based on the historical volatility of the Company’s common stock. The expected stock price volatility rate for the six months ended June 30, 2009 was based on a blend of the historical volatility of the Company’s common stock and peer implied volatility. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the weighted average period of time that options or awards granted are expected to be outstanding, as calculated using the simplified method described in ASC 718, as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	4,417,550	$6.87
Granted	664,000	5.71
Exercised	(1,250)	4.19
Canceled	(61,375)	7.48

Outstanding at June 30, 2010	5,018,925	$6.71	5.93	$69

Vested and expected to vest in the future at June 30, 2010	4,794,242	$6.70	5.84	$69
Exercisable at June 30, 2010	3,002,325	$6.59	4.51	$69

The weighted average grant date fair value of options granted during the six months ended June 30, 2009 and 2010 was $4.63 per share and $2.95 per share, respectively. The total intrinsic value of options exercised during the quarter ended June 30, 2009 was $7. There were no options exercised in the quarter ended June 30, 2010. The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2010 was $51 and $1, respectively. The total cash received from employees as a result of stock option exercises was $5 for the quarter ended June 30, 2009. The total cash received from employees as a result of stock option exercises was $49 and $75 for the six months ended June 30, 2009 and 2010, respectively. The following table summarizes the Company’s unvested stock option activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	1,953,675	$4.37
Granted	664,000	2.95
Vested	(544,575)	4.44
Canceled	(56,500)	4.10

Unvested at June 30, 2010	2,016,600	$3.89

At June 30, 2010, the total unrecognized fair value share-based payment related to unvested stock options granted to both employees and non-employees was $5,470, which is expected to be recognized over a remaining weighted-average period of 2.34 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations. The total fair value of shares vested during the quarter ended June 30, 2009 was $7. There were no shares vested during the quarter ended June 30, 2010. The total fair value of shares vested during the six months ended June 30, 2009 and 2010 was $1,845, and $2,420, respectively.

Restricted Stock Awards

The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2008, the Company granted 290,000 restricted stock awards (“awards”) to certain employees of the Company. During 2009, the Company granted 310,000 awards to certain employees and 66,016 awards to non-employees of the Company. During the first quarter of 2010, the Company granted 730,000 awards to certain employees of the Company. These awards cliff vest after one to five years, provided that the employee remains continuously employed and the non-employee continues service through the issuance date. On December 31, 2009, the Company granted

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

restricted stock awards to three non-employee directors of the Company who are unaffiliated with Oaktree Capital Management, LLC (“Oaktree”) and MTS Health Investors, LLC (“MTS”) (“unaffiliated directors”) equal to 13,672 of common stock each. These awards to unaffiliated directors cliff vest after one year based on the unaffiliated directors’ continued service with the Company through that date. For the quarters ended June 30, 2009 and 2010, the Company recorded share-based payment related to restricted stock awards of $634 and $691, respectively. For the six months ended June 30, 2009 and 2010, the Company recorded share-based payment related to restricted stock awards of $1,307 and $1,431, respectively. The weighted average grant date fair value of restricted stock awards granted during the six months ended June 30, 2009 and 2010 was $7.97 and $5.71 per share, respectively.

The following table summarizes the Company’s unvested restricted stock activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	601,016	$7.11
Granted	730,000	5.71
Vested	—	—
Canceled	(15,000)	5.25

Unvested at June 30, 2010	1,316,016	$6.35

At June 30, 2010, the total unrecognized fair value share-based payment related to restricted stock awards granted to employees was $5,410, which is expected to be recognized over a remaining weighted-average period of 2.21 years. At June 30, 2010, the total unrecognized fair value share-based payment related to the restricted stock awards granted to unaffiliated directors was $120, which is expected to be recognized over a remaining weighted-average period of 0.5 years. The unaffiliated directors will each receive a restricted stock award on December 31, 2010 and each December 31 thereafter (the “Grant Date”) of the number of shares of common stock having a value equal to $80, rounded down to the nearest whole share, and calculated using the average share price of the Company’s stock over the fifteen-day period preceding the Grant Date. Such restricted stock awards will fully vest one year after the Grant Date based on the continued service of the non-employee director through the vesting date. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations.

Stock Bonus Award

During 2006 and 2007, the Company granted stock bonus awards to certain employees of the Company. On the issuance date, the Company issued a number of shares of the Company’s common stock (“shares”), equal to the award divided by the fair market value of the shares at that time. During the six months ended June 30, 2009, the Company issued 125,470 shares related to the stock bonus awards granted in 2006. During the six months ended June 30, 2010, the Company issued 87,565 shares related to the stock bonus awards granted in 2007. For the six months ended June 30, 2009, the Company recorded share-based payment related to these grants of $84. There are no unvested stock bonus awards as of December 31, 2009.

4. Recent Accounting Pronouncements

Variable Interest Entities Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities” (“ASU 2009-17”), enhances the current guidance on disclosure requirements for companies with financial interest in a variable interest entity. ASU 2009-17 replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (a) the obligation to absorb losses of the entity or (b) the right to receive benefits from the entity. ASU 2009-17 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power of voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASU 2009-17

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

requires additional disclosures about an enterprise’s involvement in variable interest entities. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009, with early application prohibited. The Company adopted the provisions of ASU 2009-17 on January 1, 2010. The adoption of ASU 2009-17 did not have a material impact on the Company’s results of operations, cash flows or financial position.

Fair Value of Financial Instruments ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), amends ASC 820, “Fair Value Measurements and Disclosures,” to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the provisions of ASU 2010-06 on January 1, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s results of operations, cash flows or financial position.

5. Fair Value of Financial Instruments

The Company used the following methods and assumptions in estimating fair value disclosure for financial instruments:

Cash and cash equivalents The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.

Debt The fair value of the Company’s fixed-rate debt was based on open bid/ask quotations of those notes at December 31, 2009 and June 30, 2010. The carrying amount of variable-rate borrowings at June 30, 2010 approximates fair value estimated based on current market rates and credit spreads for similar debt instruments.

Derivative instruments Fair value was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2009		June 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$111,884	$111,884	$96,863	$96,863
Fixed-rate debt	193,115	184,189	187,668	173,850
Variable-rate debt	450,897	450,897	449,218	449,218
Derivative instruments—asset position	59	59	490	490
Derivative instruments—liability position	2,409	2,409	1,593	1,593

The Company adopted ASC 825, “Financial Instruments” on January 1, 2008. ASC 825 applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 825 requires disclosure that establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1	Quoted market prices in active markets for identical assets or liabilities.

Level 2	Observable market based inputs or unobservable inputs, including similar securities in inactive markets, that are corroborated by market data.

Level 3	Unobservable inputs that are not corroborated by market data.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

None of the Company’s instruments have transferred from one level to another.

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 825 pricing levels as of December 31, 2009:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$111,884	$111,884	$—	$—
Interest rate contracts—liability position	2,409	—	2,409	—
Fuel swap—asset position	59	—	—	59

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 825 pricing levels as of June 30, 2010:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$96,863	$96,863	$—	$—
Interest rate contracts—asset position	490	—	490	—
Interest rate contracts—liability position	1,405	—	1,405	—
Fuel swap—liability position	188	—	—	188

The following table summarizes the Company’s fair value measurements of derivative instruments using significant unobservable inputs (Level 3):

Balance as of December 31, 2009	$59
Total gains or losses (realized/unrealized)
Included in earnings	2
Included in other comprehensive income	(249)

Balance as of June 30, 2010	$(188)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$2

The Company’s derivative instruments are primarily pay-fixed, receive-variable interest rate swaps and caps based on LIBOR swap rate. The Company has elected to use the income approach to value these derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for interest rate swap and cap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates at commonly quoted intervals and implied volatilities for options). The Company has identified both a public and a private data source for use in valuing the Department of Energy (“DOE”) diesel fuel swap. There appears to be a material difference in the pricing for diesel fuel contracts traded on NYMEX and the pricing that brokers make available to retail clients hedging changes in the DOE average national diesel fuel price as executed by the Company. As a result the Company has elected to use broker data available from its counterparty and informally corroborated by a second broker to fair value the diesel fuel swap. The June 30, 2010 over-the-counter forward rates were compared to the fixed rates executed by the Company for each forward date. The loss on each forward date was then present valued at LIBOR plus a credit spread of 3.5%. Mid-market pricing is used as a practical expedient for fair value measurements. ASC 820 states that the fair value measurement of an asset or liability must reflect the nonperformance

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness and the Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments. For additional information please see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

6. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance at January 1, 2009	$193,430
Goodwill acquired during the period	378
Adjustments to goodwill during the period	435

Balance at December 31, 2009	194,243
Goodwill acquired during the period	13,647
Adjustments to goodwill during the period	485

Balance at June 30, 2010	$208,375

Intangible assets consisted of the following:

	December 31, 2009			June 30, 2010
	Gross Carrying	Accumulated	Intangible	Gross Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, net	Amount	Amortization	Assets, net
Amortizing intangible assets:
Customer contracts	$89,708	$(41,701)	$48,007	$102,362	$(45,805)	$56,557
Other	16,407	(8,825)	7,582	20,325	(10,614)	9,711

Total amortizing intangible assets	$106,115	$(50,526)	$55,589	$122,687	$(56,419)	$66,268

Intangible assets not subject to amortization			44,599			44,127

Total other intangible assets			$100,188			$110,395

In accordance with ASC 350, “Intangibles—Goodwill and Other”, the Company has selected to perform an annual impairment test for goodwill and intangible assets based on the financial information as of September 30, or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company compares the fair value of its reporting units to its carrying amount to determine if there is potential impairment. The fair value of the reporting unit is determined by an income approach and a market capitalization approach. Significant management judgment is required in the forecasts of future operating results that are used in the income approach. The estimates that the Company has used are consistent with the plans and estimates that it uses to manage its business. The Company bases its fair value estimates on forecasted revenue and operating costs which include a number of factors including, but not limited to, securing new customers, retention of existing customers, growth in imaging and radiation oncology revenues and the impact of continued cost savings initiatives. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If the actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur an impairment charge. A significant decrease in the future market capitalization of the Company may also indicate that an impairment charge may be incurred in connection with a future impairment test. In 2009 and the first six months of 2010, the Company concluded that no impairment was present in its goodwill or other intangible assets.

The Company uses the estimated useful life to amortize customer contracts, which is a weighted average of 13 years. Other intangible assets subject to amortization are estimated to have a weighted average useful life of four years. Amortization expense for intangible assets subject to amortization was $2,761 and $3,087 for the quarters ended June 30, 2009 and 2010, respectively, and $5,537 and $5,893 for the six months ended June 30, 2009 and 2010, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2010	$12,514
2011	12,485
2012	10,890
2013	8,071
2014	6,399
2015	5,669

7. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31,	June 30,
	2009	2010
Accrued systems rental and maintenance costs	$1,128	$1,849
Accrued site rental fees	1,079	1,273
Accrued property and sales taxes payable	16,037	16,184
Accrued self-insurance expense	6,095	6,265
Other accrued expenses	8,548	9,807
Accrued contingent payments	—	3,775

Total	$32,887	$39,153

8. Long-Term Debt and Senior Subordinated Credit Facility

Long-term debt consisted of the following:

	December 31,	June 30,
	2009	2010
Term loan facility	$460,000	$457,700
Discount on term loan facility of 5.88%	(9,103)	(8,482)
Senior subordinated notes	5,582	—
Senior notes	190,000	190,000
Discount on senior notes of 8.25%	(2,467)	(2,332)
Equipment debt	23,878	20,615

Long-term debt, including current portion	667,890	657,501
Less current portion	16,902	10,419

Long-term debt	$650,988	$647,082

The remaining $5,582 of the 7 1/ 4% Notes were redeemed in January 2010 at a redemption price equal to 100% of the principal amount, together with accrued interest to the redemption date.

9. Derivatives

The Company accounts for derivative instruments and hedging activities in accordance with the provisions of ASC 815, “Derivatives and Hedging”. Management generally designates derivatives in a hedge relationship with the identified exposure on the date the Company enters into a derivative contract, as disclosed below. The Company has only executed derivative instruments that are economic hedges of exposures that can qualify in hedge relationships under ASC 815. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally assesses

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, then measures and records ineffectiveness. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) because it is probable that the forecasted transaction will not occur, or (iv) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company’s derivatives are recorded on the balance sheet at their fair value. For additional information please see Note 5 of the Notes to the Condensed Consolidated Financial Statements. For derivatives accounted for as cash flow hedges, any effective unrealized gains or losses on fair value are included in comprehensive income (loss), net of tax, and any ineffective gains or losses are recognized in income immediately. Amounts recorded in comprehensive income (loss) are reclassified to earnings when the hedged item impacts earnings.

Cash Flow Hedges

Interest Rate Cash Flow Hedges

The Company has entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the six months ended June 30, 2009 and 2010 the Company had interest rate swap and cap agreements to hedge approximately $242,250 and $242,719 of its variable rate bank debt, respectively, or 36.5% and 36.9% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $1,803 from accumulated other comprehensive loss to interest expense and other, net.

In the first quarter of 2008, the Company entered into two interest rate swap agreements in accordance with Company policy in order to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The swap agreements, with a total notional amount of $185,438, were designated as cash flow hedges of future cash interest payments associated with a portion of the Company’s variable rate bank debt (the “2008 swaps”). These agreements were three years in length and set to mature in January 2011. Under the terms of these agreements, the Company received three-month LIBOR and paid a fixed rate of 3.15%. The net effect of the hedges was to record interest expense at a fixed rate of 5.65%, as the underlying debt incurred interest based on three-month LIBOR plus 2.50%. See below for additional information regarding the 2008 swaps. As discussed below, the Company elected to terminate and replace one of the 2008 swaps in the first quarter of 2009.

On September 15, 2008, Lehman Brothers Holdings, Inc. (“LHI”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. On October 6, 2008, Lehman Commercial Paper, Inc. (“LCPI”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. One of the Company’s 2008 swaps with a notional amount of $92,719 was with LCPI (the “Lehman Swap”). As of September 12, 2008, hedge accounting was terminated and all further changes in the fair market value of this swap were recorded in interest expense and other, net. Comprehensive income (loss) related to effective unrealized gains or losses on the fair value of the swap through September 12, 2008 will remain in accumulated comprehensive income (loss) on the balance sheet and will be amortized into interest expense and other, net through 2011 as the underlying interest payments are recognized in earnings. The swap was valued using the income approach with observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount.

During the first quarter of 2009, the Company replaced the Lehman Swap with an interest rate swap agreement which had a notional amount of $92,719 (the “2009 Swap Replacement”) that had been designated as a cash flow hedge of variable future cash flows associated with a portion of the Company’s long-term debt. Under the terms of this agreement, which matures in January 2011, the Company receives three-month LIBOR and pays a fixed rate of 3.15%. The net effect of the hedge is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%.

Additionally, during the first quarter of 2009, the Company entered into an additional interest rate swap agreement which has a notional amount of $56,813 that has been designated as a cash flow hedge of future interest payments associated with a portion of the Company’s variable rate bank debt (the “New 2009 Swap”). Under the terms of this agreement, which was to mature in November 2011, the Company received three-month LIBOR and paid a fixed rate of 2.07%. The net effect of the hedge was to record interest expense at a fixed rate of 4.57%, as the underlying debt incurred interest based on three-month LIBOR plus 2.50%.

The Company elected to terminate one of the 2008 swaps and the New 2009 Swap in December 2009 in connection with entering into the Refinance Transaction on December 1, 2009. As a result of the Refinance Transaction, the Company de-designated the 2008 swap, the 2009 Swap Replacement and the New 2009 Swap and hedge accounting was terminated

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

and all further changes in the fair market value of these swaps are being recorded in interest expense and other, net. Comprehensive income (loss) related to effective unrealized gains or losses on the fair value of these swaps through September 30, 2009 remain in accumulated comprehensive income (loss) on the balance sheet and will be amortized into interest expense and other, net as the underlying interest payments are recognized in earnings. These swaps were valued using the income approach with observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount.

In the first quarter of 2010, the Company entered into one interest rate swap agreement (the “2010 Swap”) and three interest rate cap agreements, in accordance with Company policy, in order to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The 2010 Swap, which matures in January 2011, has a notional amount of $92,719 and synthetically unwinds the effects of the 2009 Swap Replacement. The interest rate cap agreements, which mature in February 2014, have a total notional amount of $150,000 and were designated as cash flow hedges of future cash interest payments associated with a portion of the Company’s variable rate bank debt. Under these arrangements, the Company has purchased a cap on LIBOR at 4.50%. The Company paid $1,537 to enter into the caps, which is being amortized through interest expense and other, net over the life of the agreements.

Diesel Fuel Cash Flow Hedges

The Company is exposed to market fluctuations in diesel fuel prices related to its mobile fleet. During the first quarter of 2009, the Company entered into a diesel fuel swap agreement which had a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with the Company purchasing diesel fuel for its mobile fleet. Under the terms of this agreement, which matured in February 2010, the Company received the DOE published monthly average price per gallon and paid a fixed rate of two dollars and sixty-three cents per gallon. The Company designated this swap as a cash flow hedge of future cash flows associated with its diesel fuel payments. The swap was designated in a cash flow relationship in the month following execution. The loss from trade date to designation date was recorded in other (income) and expense, net. Post-designation, the Company recorded effective changes in the fair value of the swap through comprehensive income (loss) and reclassified gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel was purchased.

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

Quantitative information about the Company’s derivatives’ impact on performance and operations is provided below:

	Asset Derivatives as of June 30, 2010
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$490

	Liability Derivatives as of June 30, 2010
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$1,405
Diesel fuel swaps	Other liabilities	$188

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

The Effect of Designated Derivative Instruments on the Statement of Operations

For the Quarter Ended June 30, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(266)	Interest expense and other, net	$(886)	Interest expense and other, net	$(18)
Diesel fuel swap	168	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	(35)	Other (income) and expense, net	8

Total	$(98)		$(921)		$(10)

The Effect of Designated Derivative Instruments on the Statement of Operations

For the Six Months Ended June 30, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(2,325)	Interest expense and other, net	$(1,394)	Interest expense and other, net	$(18)
Diesel fuel swap	93	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	(35)	Other (income) and expense, net	(8)

Total	$(2,232)		$(1,429)		$(26)

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

The Effect of Designated Derivative Instruments on the Statement of Operations

For the Quarter Ended June 30, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(779)	Interest expense and other, net	$(1,064)	Interest expense and other, net	$—
Diesel fuel swap	(120)	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	(57)	Other (income) and expense, net	1

Total	$(899)		$(1,121)		$1

The Effect of Designated Derivative Instruments on the Statement of Operations

For the Six Months Ended June 30, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(1,029)	Interest expense and other, net	$(2,289)	Interest expense and other, net	$—
Diesel fuel swap	(249)	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	(62)	Other (income) and expense, net	—

Total	$(1,278)		$(2,351)		$—

The Effect of Non-Designated Derivative Instruments on the Statement of Operations

For the Quarter Ended June 30, 2009

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$184
Diesel fuel swap	Other (income) and expense, net	44

Total		$228

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations

For the Six Months Ended June 30, 2009

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$1,007
Diesel fuel swap	Other (income) and expense, net	(46)

Total		$961

The Effect of Non-Designated Derivative Instruments on the Statement of Operations

For the Quarter Ended June 30, 2010

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$17

The Effect of Non-Designated Derivative Instruments on the Statement of Operations

For the Six Months Ended June 30, 2010

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(303)

10. Income Taxes

For the quarter and six months ended June 30, 2010, the Company recorded an income tax benefit of $73 and $686, or 1,042.9% and 24.8%, of the Company’s pretax income (loss), respectively. For the quarter and six months ended June 30, 2009, the Company recorded a provision for income taxes of $3,055 and $6,216, or 42.3%, of the Company’s pretax income. Income tax expense (benefit) for the quarters and six months ended June 30, 2010 and 2009 were based on estimated annual effective tax rates applied to pretax income (loss), adjusted for discrete items. The Company’s effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

As of June 30, 2010, the Company has provided a liability for $1,433 for unrecognized tax benefits related to various federal and state income tax matters. The tax effected amount would reduce the Company’s effective income tax rate if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2010, the Company had approximately $158 in accrued interest and penalties which is included as a component of the $1,433 unrecognized tax benefit noted above.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2006 through 2009. The Company’s state income tax returns are generally open to audit under statutes of limitation for the years ended December 31, 2005 through 2009. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

11. Earnings Per Common Share

Effective January 1, 2009, the Company adopted an update to ASC 260, “Earnings Per Share,” relating to participating securities. ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in ASC 260. ASC 260 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The Company granted and expects to continue to grant restricted stock awards to its officers and non-employee directors that contain non-forfeitable rights to dividends. Such awards are considered participating securities under ASC 260. As such, the Company is required to include these awards in the calculation of the Company’s basic earnings per share and calculate basic earnings per share using the two-class method. Restricted stock awards have previously been included in the Company’s dilutive earnings per share calculation using the treasury stock method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company has historically not paid and does not expect to pay dividends in the foreseeable future; however, the Company must still allocate undistributed earnings between common shareholders and participating securities based on the contractual rights of each security, as if all the earnings for the period have been distributed.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Numerator:
Net income (loss) attributable to Alliance
HealthCare Services, Inc.	$4,167	$80	$8,495	$(2,083)

Denominator:
Denominator for basic earnings per share
—weighted-average shares	51,655	52,748	51,653	52,752
Effect of dilutive securities:
Employee stock options	503	102	569	—

Denominator for diluted earnings per share
—adjusted weighted-average shares	52,158	52,850	52,222	52,752

Earnings (loss) per common share attributable to
Alliance HealthCare Services, Inc.:
Basic	$0.08	$0.00	$0.16	$(0.04)

Diluted	$0.08	$0.00	$0.16	$(0.04)

Stock options excluded from the computation of diluted per share amounts:
Weighted- average shares for which the exercise price exceeds average market price of common stock	1,919	3,202	1,726	4,214
Average exercise price per share that exceeds average market price of common stock	$9.12	$7.82	$9.33	$7.21

12. Commitments and Contingencies

The Company has applied the disclosure provisions of ASC 460, “Guarantees” to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by ASC 440, “Commitments,” and ASC 450, “Contingencies,” by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the Company is the guarantor or indemnifies a party.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At June 30, 2010, the Company has determined that no liability is necessary related to these guarantees and indemnities.

In connection with the Company’s acquisition of Medical Outsourcing Services, LLC (“MOS”) in the third quarter of 2008, Alliance subsequently identified a Medicare billing practice related to a portion of MOS’s retail billing operations that raised compliance issues under Medicare reimbursement guidelines. The practice was in place prior to the acquisition and was discontinued when Alliance became aware of it. In accordance with its corporate compliance program, Alliance has

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

entered into discussions with representatives of the federal government to advise them of the issue and seek guidance on appropriate next steps. The discussions are ongoing and no resolution has yet been reached. Although the government may seek repayment and penalties relating to the billing practice, the Company does not expect that such repayment and penalties, if imposed on the Company, would have a material impact on the Company’s results of operations, cash flows or financial position because the Company believes the amounts it would owe will be substantially or fully off-set by recoveries under the indemnification provisions of the MOS acquisition purchase agreement. Pursuant to the terms of the purchase agreement, in June 2010 the Company commenced arbitration proceedings related to this matter.

The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

13. Related-Party Transactions

On April 16, 2007, Oaktree and MTS purchased 24,501,505 shares of the Company’s common stock from a fund managed by an affiliate of Kohlberg Kravis Roberts & Co (“KKR”). Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. At June 30, 2010, Oaktree and MTS owned in the aggregate approximately 46.4% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.

Revenues from management agreements with unconsolidated equity investees were $3,788 and $3,145 during the quarters ended June 30, 2009 and 2010, respectively. Revenues from management agreements with unconsolidated equity investees were $8,168 and $6,527 during the six months ended June 30, 2009 and 2010, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which are included in the management agreement revenue, who reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as costs of revenues and the reimbursement as revenue in its condensed consolidated statements of operations. For the quarters ended June 30, 2009 and 2010, the amounts of the revenues and expenses were $2,981 and $2,210, respectively. For the six months ended June 30, 2009 and 2010, the amounts of the revenues and expenses were $6,472 and $4,661, respectively.

14. Investments in Unconsolidated Investees

The Company has direct ownership in five unconsolidated investees at June 30, 2010. The Company owns 50% of these investees and provides management services under agreements with four of these investees, expiring at various dates through 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

Set forth below is certain financial data for Alliance-HNI, LLC and its subsidiaries, one of the Company’s unconsolidated investees:

	December 31,	June 30
	2009	2010
Balance Sheet Data:
Current assets	$4,469	$4,346
Noncurrent assets	15,409	13,164
Current liabilites	4,068	3,751
Noncurrent liabilites	5,486	4,434

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Combined Operating Results:
Revenues	$5,918	$4,907	$11,684	$9,812
Expenses	3,622	3,027	8,606	6,195
Net income	2,296	1,880	3,078	3,617
Earnings from unconsolidated investees	827	940	1,218	1,810

Set forth below is certain financial data for the aggregate of the Company’s unconsolidated investees, including Alliance-HNI, LLC and its subsidiaries:

	December 31,	June 30
	2009	2010
Balance Sheet Data:
Current assets	$7,463	$6,905
Noncurrent assets	23,522	20,655
Current liabilites	5,560	5,375
Noncurrent liabilites	7,033	5,680

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Combined Operating Results:
Revenues	$7,962	$6,951	$16,492	$13,850
Expenses	5,935	4,725	13,281	9,887
Net income	2,027	2,226	3,211	3,963
Earnings from unconsolidated investees	831	1,071	1,418	1,978

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

15. Stockholders’ Equity

The following table summarizes consolidated stockholders’ equity, including noncontrolling interest.

					Additional Paid-In (Deficit) Capital			Stockholders’ Equity
						Accumulated Comprehensive Income (Loss)		Attributable to		Total Stockholders’ Equity
	Common Stock		Treasury Stock				Retained	Alliance HealthCare	Noncontrolling
	Shares	Amount	Shares	Amount			Earnings	Services, Inc.	Interest
Balance at December 31, 2009	52,025,014	$516	(386,703)	$(2,333)	$10,652	$(2,392)	$21,477	27,920	$6,842	$34,762

Exercise of common stock options	1,250	—			68	—	—	68		68
Issuance of restricted stock	715,000	7			—	—	—	7		7
Share-based payment					2,844	—	—	2,844		2,844

Share-based payment income tax detriment					(11)	—	—	(11)		(11)
Unrealized gain on hedging transaction, net of tax					—	628	—	628		628
Acquired noncontrolling interest								—	5,036	5,036
Net contributions / (distributions)					—			—	(2,152)	(2,152)
Net (loss) income	—	—	—	—	—	—	(2,083)	(2,083)	1,974	(109)

Balance at June 30, 2010	52,741,264	$523	(386,703)	$(2,333)	$13,553	$(1,764)	$19,394	$29,373	$11,700	$41,073

16. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Based on the nature of the financial information that is received by the CODM, the Company operates in four operating segments, three of which are geographic regions and one oncology segment. Based on the aggregation criteria in ASC 280, “Segment Reporting,” the Company has aggregated the results of its four operating segments into two reportable segments, Imaging and Radiation Oncology, based on similar economic and other characteristics.

Although the Radiation Oncology segment did not meet the quantitative thresholds for separate reporting, management has presented segment information beginning in the quarter ended June 30, 2010 as the Radiation Oncology segment has become more significant and as it believes that such information will be useful to the financial statement users. Prior period segment information has been included for comparative purposes. The Imaging segment is comprised of diagnostic imaging services including MRI, PET/CT and other imaging services. The Radiation Oncology segment is comprised of radiation oncology services. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on Revenue, Segment Income and Net Income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of the Notes to the Condensed Consolidated Financial Statements. Additionally, the Company does not consider its wholesale revenue and retail revenue sources to constitute separate operating segments as discrete financial information does not exist and is not provided to the CODM.

The following table summarizes the Company’s revenue by segment:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenue
Imaging	$121,331	$111,017	$244,225	$218,899
Radiation Oncology	8,685	10,390	17,579	21,169
Corporate / Other	—	—	—	—

Total	$130,016	$121,407	$261,804	$240,068

Segment income represents net income before interest expense, net of interest income; income taxes; depreciation expense, amortization expense; net income attributable to noncontrolling interests; non-cash share-based compensation; severance and related costs; loss on extinguishment of debt; fees and expenses related to acquisitions and non-cash losses on sales of equipment. Segment income is the most frequently used measure of each segment’s performance by the CODM and is commonly used in setting performance goals. The following table summarizes the Company segment income:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Segment income
Imaging	$51,881	$45,488	$104,062	$89,197
Radiation Oncology	2,208	2,791	5,045	5,623
Corporate / Other	(6,083)	(5,775)	(13,268)	(12,146)

Total	$48,006	$42,504	$95,839	$82,674

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

The reconciliation of Net income (loss) to total segment income is shown below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Net income attributable to Alliance HealthCare Services, Inc.	$4,167	$80	$8,495	$(2,083)
Income tax expense (benefit)	3,055	(73)	6,216	(686)
Interest expense and other, net	11,537	12,819	22,214	26,123
Amortization expense	2,761	3,087	5,537	5,893
Depreciation expense	23,544	23,094	47,194	46,785
Share-based payment (included in selling, general and administrative expenses)	1,351	1,324	2,998	2,830
Noncontrolling interest in subsidiaries	593	1,227	1,247	1,974
Severance and related costs	106	81	288	543
Transaction costs	370	436	801	787
Other non-cash charges (included in other income and expenses, net)	522	429	849	508

Total segment income	$48,006	$42,504	$95,839	$82,674

Net income for the Imaging and Radiation Oncology segments does not include charges for interest expense, net of interest income, income taxes or certain selling, general and administrative expenses. These costs are charged against the Corporate / Other segment. The following table summarizes the Company’s Net Income by segment:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Net income (loss)
Imaging	$25,224	$18,726	$50,094	$35,458
Radiation Oncology	575	909	2,166	2,051
Corporate / Other	(21,632)	(19,555)	(43,765)	(39,592)

Total	$4,167	$80	$8,495	$(2,083)

The following table summarizes the Company’s identifiable assets by segment:

	As of December 31,	As of June 30,
	2009	2010
Identifiable assets
Imaging	$636,780	$642,038
Radiation Oncology	82,246	84,966
Corporate/ Other	168,810	153,712

Total	$887,836	$880,716

The following table summarizes the Company’s goodwill by segment:

	As of December 31,	As of June 30,
	2009	2010
Goodwill
Imaging	$178,432	$192,564
Radiation Oncology	15,811	15,811
Corporate/ Other	—	—

Total	$194,243	$208,375

The increase in goodwill in the Imaging segment was primarily due to the acquisitions completed in the quarter ended June 30, 2010. For more information please refer to Notes 2 and 6 of the Notes to the Condensed Consolidated Financial Statements.

Capital expenditures in the Imaging segment and the Radiation Oncology segment were $6,878 and $1,149, respectively, for the quarter ending June 30, 2010, and $25,562 and $2,670, respectively, for the six months ending June 30, 2010. Capital expenditures in the Imaging segment and the Radiation Oncology segment were $17,603 and $1,370, respectively, for the quarter ending June 30, 2009, and $32,162 and $1,702, respectively, for the six months ending June 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading national provider of advanced outpatient diagnostic imaging and radiation therapy services, based upon annual revenue and number of systems deployed. Our principal sources of revenue are derived from magnetic resonance imaging (“MRI”) and positron emission tomography/computed tomography (“PET/CT”). We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. We also provide services through a growing number of fixed-site imaging centers, primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which include only the use of our imaging systems under a short-term contract. We have also leveraged our leadership in MRI and PET/CT to expand into radiation oncology. Our radiation oncology business is operated through our wholly-owned subsidiary, Alliance Oncology, LLC (“AO”), and includes a wide range of services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, actual radiation oncology delivery, therapy management and follow-up care. Our services include the use of our linear accelerators, therapists to operate such systems, administrative staff, equipment maintenance and upgrades, and management of day-to-day operations. We also provide stereotactic radiation oncology services through our wholly-owned subsidiary, Alliance Radiosurgery, LLC.

MRI, PET/CT and radiation oncology services generated 45%, 40% and 9% of our revenue, respectively, for the six months ended June 30, 2010 and 48%, 39% and 7% of our revenue, respectively, for the six months ended June 30, 2009. Our remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (“CT”) and management contract revenue. We had 514 diagnostic imaging and radiation oncology systems, including 294 MRI systems and 125 positron emission tomography (“PET”) or PET/CT systems, and served over 1,000 hospitals and other healthcare partners in 46 states at June 30, 2010. We operated 120 fixed-site imaging centers (three in unconsolidated joint ventures), which constitute systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups’ offices, and free-standing fixed-site imaging centers, which include systems installed in a medical office building, ambulatory surgical center, or other retail space at June 30, 2010. Of the 120 fixed-site imaging centers, 93 were MRI fixed-site imaging centers, 19 were PET or PET/CT fixed-site imaging centers, five were other modality fixed-site imaging centers and three were in unconsolidated joint ventures. We also operated 25 radiation oncology centers and stereotactic radiosurgery facilities (including two radiation oncology centers in unconsolidated joint ventures) at June 30, 2010.

Approximately 81% and 80% of our revenues for the six months ended June 30, 2010 and 2009, respectively, were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients’ receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

Approximately 19% and 20% of our revenues for the six months ended June 30, 2010 and 2009, respectively, were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenue. Our revenue from these sites is generated from direct billings to patients or their third-party payors, including Medicare, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

Fixed-site imaging centers and radiation oncology centers can be structured as either wholesale or retail arrangements. Our contracts for radiation oncology services average approximately 10 to 20 years in length. Revenues from these centers are included in either our wholesale or retail revenues.

With respect to our retail business, for services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene. For 2010, the Centers for Medicare and Medicaid Services (“CMS”) projected a rate reduction of 21.2% under the statutory formula unless Congress intervened again to avoid the payment reduction. A number of legislative initiatives have prevented this reduction thus far, but on an incremental basis. The latest was the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, signed into law on June 25, 2010, which not only prevented the rate reduction, but also increased payment rates by 2.2%, effective June 1, 2010 through November 30, 2010. For 2011, CMS is projecting a rate reduction of 6.1%, but this projection does not account for the 2010 legislative changes to the Physician Fee Schedule updates. If Congress fails to intervene to prevent the negative update factor in the future, the resulting decrease in payment will adversely impact our revenues and results of operations.

For retail services furnished on or after July 1, 2010, CMS began implementing a 50% reduction in reimbursement for multiple images on contiguous body parts, as mandated by the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”). This is a 25% increase from prior years. In its proposed Physician Fee Schedule for calendar year 2011, CMS also proposed a reduction in reimbursement to CT and CT angiography (“CTA”), MRI and MR angiography (“MRA”), and ultrasound services furnished to the same patient in the same session, regardless of the imaging modality, and not limited to contiguous body areas. CMS projects that the proposed rule would reduce payment for 20% more services than the current multiple procedure payment reduction policy. CMS expects that the proposed rule would primarily reduce payments for radiology services and to freestanding diagnostic imaging centers, such as our retail business. At this time, we do not believe that the proposed multiple procedure payment reductions, if finalized, will have a material impact on our future retail revenues.

Regulatory updates to the Physician Fee Schedule for calendar year 2010 include reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the previous 50% usage rate to a 90% usage rate. This utilization change, to be phased in over a four-year period, applies to MRI and CT scans, but not for radiation therapy and other therapeutic equipment. The PPACA superseded CMS’s assumed usage rate for such equipment and, beginning on January 1, 2011, the PPACA requires CMS to use a 75% utilization rate. For 2011, CMS is proposing to expand the list of services to which the higher equipment utilization rate assumption applies to include certain diagnostic CTA and MRA procedures using similar CT and MRI scanners that cost more than $1 million. At this time, we estimate that the new usage assumptions for MRI and CT scans under the PPACA, which is to take effect on January 1, 2011, will not have a material impact on our future retail revenues.

Other regulatory changes to the 2010 Medicare Physician Fee Schedule involve revaluing certain components of the fee schedule payment rate, which impact radiology and other diagnostic tests, including the services we provide. Some of these changes are being transitioned over a four year period, with full implementation in 2013. For the 2010 transition payment, CMS estimated that the aggregate impact of its changes (which include the changes in the equipment utilization rate discussed above) results in a 1% reduction in radiation oncology, 5% reduction in radiology, 18% reduction in nuclear medicine and 12% reduction for all suppliers providing the technical component of diagnostic tests generally. To date these changes have not had a material impact on our retail revenues. In addition, the transitioned payments for later years are impacted by the PPACA revisions to equipment utilization rates, explained above, and the recently proposed regulatory changes for 2011. For calendar year 2011, CMS is proposing to make further adjustments to the fee schedule so that specialties that have a higher proportion of the payment rate attributable to operating expenses such as equipment and supplies, which includes radiation oncology, will experience an increase in aggregate payments. These changes also would be transitioned and CMS estimates that the impact for 2011 would be a 2% increase in radiation oncology, 6% reduction in radiology, 3% reduction in nuclear medicine and 2% reduction for all suppliers providing the technical component of diagnostic tests generally. At this time, we do not believe that the proposed regulatory changes, if finalized, will have a material impact on our future retail revenues.

In addition to annual updates to the Medicare Physician Fee Schedule, as indicated above, CMS also publishes regulatory changes to the hospital outpatient prospective payment system (“HOPPS”) on an annual basis. These payments are the amounts received by our hospital clients for hospital outpatient services and summarized in the table below:

	2008 Payment	2009 Payment	2010 Payment	Proposed 2011 Payment
Nonmyocardial PET and PET/CT scan	$1,057	$1,037	$1,037	$1,051

Myocardial PET scan	$1,400	$1,157	$1,433	$1,099

Stereotactic radiosurgery treatment delivery systems (depending on the level of service)	$1,057 - $8,055	$952 - $7,642	$963 - $7,344	$941 - $7,221

The PET and PET/CT Medicare HOPPS rate reductions did not have a material negative effect on revenue and earnings in 2008, 2009 or the first six months of 2010. At this time, however, we cannot predict the impact the rate reductions will have on our future revenues or business.

Over the past few years, the growth rate of MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, a growing number of medical groups adding imaging capacity within their practice setting and additional patient-related cost-sharing programs. In addition, there is an increasing trend of third-party payors intensifying their utilization management efforts, for example through benefit managers who require preauthorizations, to control the growth rate of imaging services generally. We expect that these trends will continue throughout 2010. Another recent initiative to potentially reduce utilization of certain imaging services, authorized under MIPPA, is the Medicare Imaging Demonstration, which is designed to collect data regarding physician use of advanced diagnostic imaging services. This information would be used to determine the appropriateness of services by developing medical specialty guidelines for advanced imaging procedures within three designated modalities (MRI, CT and nuclear medicine). The demonstration is scheduled to begin on January 1, 2011 and will operate for two years.

In addition, we cannot predict the full extent of the PPACA on our business. The reform law substantially changes the way health care is financed by both governmental and private insurers. Although certain provisions may negatively impact payment rates for certain imaging services, the PPACA also extends coverage to approximately 32 million previously uninsured people which may result in an increase in the demand for our services. Further, we cannot predict at this time whether other legislative changes will be adopted, if any, or how these or future changes will affect the demand for our services.

We have experienced and continue to experience an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers, or OEMs, selling systems directly to certain of our clients. Typically, OEMs target our higher scan volume clients. This increase in activity by OEMs has resulted in overcapacity of systems in the marketplace. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace lost higher volume clients typically with lower volume clients. Our non scan-based MRI business has been impacted by a decline in the number of hospital construction projects, driven by a decrease in new MRI systems being added by hospitals in their facilities and a decrease in the number of equipment upgrades occurring in the hospital market. Our MRI revenues decreased in the first six months of 2010 compared to 2009 due to the factors described above, and we believe that MRI revenues will continue to decline in future years.

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2010. Continued concerns about the systemic impact of potential long-term and wide-spread recession, inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased market volatility and diminished expectations for the United States economy. Added concerns fueled by the United States government financial assistance to certain companies and other federal government’s interventions in the United States financial system have led to increased market uncertainty and instability in both United States and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence, increased unemployment, increased tax rates and governmental budget deficits and debt levels have contributed to volatility of unprecedented levels. We believe our MRI and PET/CT scan volumes have been impacted during 2009 and the first six months of 2010 and will continue to be impacted in the remainder of 2010 by high unemployment rates, the number of under-insured or uninsured patients and other conditions arising from the global economic conditions described above. At this time, it is unclear what impact this might have on our future revenues or business.

We perform an annual impairment test for goodwill and intangible assets based on financial information as of September 30, or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We compare the fair value of our reporting units to their carrying amounts to determine if there is potential impairment. Significant judgment is required in the forecasts of future operating results that are used in this evaluation. We base the fair value estimates on forecasted revenue and operating costs which include a number of factors including, but not limited to, securing new customers, retention of existing customers, growth in imaging and radiation oncology revenues and the impact of continued cost savings initiatives. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If the actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur an impairment charge. A significant decrease in our future market capitalization may also indicate that an impairment charge may be incurred in connection with a future impairment test. In 2009 and the first six months of 2010, we concluded that no impairment was present in goodwill or other intangible assets.

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

The principal components of our cost of revenues are compensation paid to technologists, radiation therapists and drivers, as well as system maintenance costs, medical supplies, system transportation and technologists’ travel costs. Because a majority of these expenses are fixed, decreased revenues as a result of lower scan volumes or treatments per system significantly impact our margins while higher scan volumes or treatments would result in improved margins.

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

Seasonality

We experience seasonality in the revenues and margins generated for our services. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue is affected primarily by fewer calendar days and inclement weather, typically resulting in fewer patients being scanned during the period. Fourth quarter revenues are affected by holiday and client and patient vacation schedules, resulting in fewer scans during the period. The variability in margins is higher than the variability in revenues due to the fixed nature of our costs. We also experience fluctuations in the revenues and margins generated due to acquisition activity and general economic conditions, including the high unemployment rate, recession or economic slowdown.

Results of Operations

The following table shows our consolidated statements of operations as a percentage of revenues for each of the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of revenues, excluding depreciation and amortization	52.0	53.7	52.2	54.3
Selling, general and administrative expenses	13.4	13.6	13.5	13.6
Transaction costs	0.3	0.4	0.3	0.3
Severance and related costs	0.1	0.1	0.1	0.2
Depreciation expense	18.1	19.0	18.0	19.5
Amortization expense	2.1	2.5	2.1	2.5
Interest expense and other, net	8.9	10.6	8.5	10.9
Other (income) and expense, net	(0.3)	—	(0.2)	(0.1)

Total costs and expenses	94.6	99.9	94.5	101.2

Income (loss) before income taxes (benefit), earnings from unconsolidated investees and noncontrolling interest, net of tax	5.4	0.1	5.5	(1.2)
Income tax expense (benefit)	2.3	(0.1)	2.3	(0.3)
Earnings from unconsolidated investees	(0.6)	(0.9)	(0.5)	(0.8)

Net income (loss)	3.7	1.1	3.7	(0.1)
Less: Net income attributable to noncontrolling interest, net of tax	(0.5)	(1.0)	(0.5)	(0.8)

Net income (loss) attributable to Alliance HealthCare Services, Inc.	3.2%	0.1%	3.2%	(0.9)%

The table below provides MRI statistical information for each of the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
MRI statistics
Average number of total systems	285.0	275.0	285.2	274.7
Average number of scan-based systems	246.5	235.5	244.3	234.3
Scans per system per day (scan-based systems)	9.15	8.41	9.14	8.31
Total number of scan-based MRI scans	152,839	129,241	300,495	251,821
Price per scan	$375.38	$380.29	$378.13	$385.17

The table below provides PET and PET/CT statistical information for each of the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
PET and PET/CT statistics
Average number of systems	115.9	119.3	113.2	119.2
Scans per system per day	6.03	5.74	6.09	5.77
Total number of PET and PET/CT scans	45,557	44,569	90,670	88,800
Price per scan	$1,108	$1,066	$1,112	$1,070

Following are the components of revenue (in millions) for each of the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Total MRI revenue	$62.6	$54.1	$125.2	$107.1
PET/CT revenue	51.7	48.3	102.7	96.6
Radiation oncology revenue	8.7	10.4	17.6	21.2
Other modalities and other revenue	7.0	8.6	16.3	15.2

Total	$130.0	$121.4	$261.8	$240.1

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Total fixed-site imaging center revenue (in millions)	$29.8	$29.1	$58.9	$56.5

Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009

Revenue decreased $8.6 million, or 6.6%, to $121.4 million in the second quarter of 2010 compared to $130.0 million in the second quarter of 2009 due to a decrease in MRI revenues and PET/CT revenues, partially offset by an increase in radiation oncology revenues and other modalities and other revenue. MRI revenue decreased $8.5 million in the second quarter of 2010, or 13.6%. Scan-based MRI revenue decreased $8.3 million in the second quarter of 2010, or 14.5%, compared to the second quarter of 2009, to $49.1 million in the second quarter of 2010 from $57.4 million in the second quarter of 2009. Scan-based MRI scan volume decreased 15.4% to 129,241 scans in the second quarter of 2010 from 152,839 scans in the second quarter of 2009, primarily due to a decrease in client demand and the increase in the unemployment rate during 2009, and the related increase of uninsured and under-insured patients. The average number of scan-based systems in service decreased to 235.5 systems in the second quarter of 2010 from 246.5 systems in the second quarter of 2009. Average scans per system per day decreased by 8.1% to 8.41 in the second quarter of 2010 from 9.15 in the second quarter of 2009. These decreases were partially offset by an increase in the average price per MRI scan. The average price per MRI scan increased to $380.29 per scan in the second quarter of 2010 from $375.38 per scan in the second quarter of 2009. Non scan-based MRI revenue decreased $0.2 million in the second quarter of 2010 over the same period in 2009 primarily due to a decline in the number of hospital construction projects and a decrease in the number of equipment upgrades occurring in the hospital market, both of which impact the demand for our non scan-based MRI business. PET and PET/CT revenue in the second quarter of 2010 decreased $3.4 million, or 6.7%, compared to the second quarter of 2009. Total PET and PET/CT scan volumes decreased 2.2% to 44,459 scans in the second quarter of 2010 from 45,557 scans in the second quarter of 2009, primarily due to a decrease in client demand and the increase in the unemployment rate during 2009, and the related increase of uninsured and under-insured patients. Scans per system per day decreased 4.8% to 5.74 scans per system per day in the second quarter of 2010 from 6.03 scans per system per day in the second quarter of 2009. The average price per PET and PET/CT scan decreased to $1,066 per scan in the second quarter of 2010 compared to $1,108 per scan in the second quarter of 2009. The average number of PET and PET/CT systems in service increased to 119.3 systems in the second quarter of 2010 from 115.9 systems in the second quarter of 2009. Radiation oncology revenue increased $1.7 million, or 19.6%, to $10.4 million in the second quarter of 2010 compared to $8.7 million in the second quarter of 2009, primarily due to an increase in treatments performed in our core radiation oncology business. Other modalities and other revenue increased $1.6 million, or 24.1%, to $8.6 million in the second quarter of 2010 compared to $7.0 million in the second quarter of 2009, primarily due to an increase in revenue related to the acquisition of Radiology 24/7 LLC (“RAD 24/7”). Included in the revenue totals above is fixed-site imaging center revenues, which decreased $0.7 million, or 2.4%, to $29.1 million in the second quarter of 2010 from $29.8 million in the second quarter of 2009.

We had 294 MRI systems at June 30, 2010, compared to 291 MRI systems at June 30, 2009. We had 125 PET and PET/CT systems at June 30, 2010 and 2009. We operated 120 fixed-site imaging centers (including three in unconsolidated investees) at June 30, 2010, compared to 109 fixed-site imaging centers (including three in unconsolidated investees) at June 30, 2009. We operated 25 radiation oncology centers (including two in unconsolidated investees) at June 30, 2010, compared to 23 radiation oncology centers (including two in unconsolidated investees) at June 30, 2009.

Cost of revenues, excluding depreciation and amortization, decreased $2.5 million, or 3.7%, to $65.2 million in the second quarter of 2010 compared to $67.7 million in the second quarter of 2009. Compensation and related employee expenses decreased $2.3 million, or 7.4%, primarily as a result of a decrease in average headcount. Management contract expense decreased $0.8 million, or 25.9%, as a result of a decrease in expenses incurred on behalf of unconsolidated investees. Medical supplies decreased $0.8 million, or 9.5%, primarily as a result of a decrease in the number of PET and PET/CT scans, which use a radiopharmaceutical as a component of the PET and PET/CT scan. Outside medical services increased $1.2 million, or 41.5%, primarily as a result of an increase in professional services related to the acquisition of RAD 24/7. Maintenance and related costs increased $0.3 million, or 2.3%, due to an increase in service costs related to an increase in the number of PET/CT and radiation oncology systems in operation. All other cost of revenues, excluding depreciation and amortization, decreased $0.1 million, or 1.4%. Cost of revenues, as a percentage of revenue, increased to 53.7% in the second quarter of 2010 from 52.0% in the second quarter of 2009 as a result of the factors described above.

Selling, general and administrative expenses decreased $0.9 million, or 5.2%, to $16.5 million in the second quarter of 2010 compared to $17.4 million in the second quarter of 2009. The provision for doubtful accounts decreased $0.8 million, or 65.1%, primarily due to the collection of aged accounts receivable during the second quarter of 2010. The provision for doubtful accounts as a percentage of revenue was 0.4% in the second quarter of 2010 compared to 1.0% of revenue in the second quarter of 2009. Compensation and related employee expenses decreased $0.3 million, or 2.3%, primarily as a result of a decrease in average headcount. All other selling, general and administrative expenses increased $0.2 million, or 2.5%. Selling, general and administrative expenses as a percentage of revenue were 13.6% and 13.4% in the second quarter of 2010 and 2009, respectively.

We recorded transaction costs of $0.4 million in each of the second quarters of 2010 and 2009.

We recorded severance and related costs of $0.1 million in each of the second quarters of 2010 and 2009.

Depreciation expense decreased $0.4 million, or 1.9%, to $23.1 million in the second quarter of 2010 compared to $23.5 million in the second quarter of 2009.

Amortization expense increased by $0.3 million, or 11.8%, to $3.1 million in the second quarter of 2010 compared to $2.8 million in the second quarter of 2009, primarily due to the incremental amortization expense for intangible assets acquired in conjunction with our acquisitions in the second quarter of 2010.

Interest expense and other, net, increased $1.3 million, or 11.1%, to $12.8 million in the second quarter of 2010 compared to $11.5 million in the second quarter of 2009, due to higher average interest rates on our credit facility and notes and $0.2 million expense from a non-cash fair value adjustment related to our interest rate swap agreements, which were de-designated in 2009.

Income tax benefit was $0.1 million in the second quarter of 2010 compared to income tax expense of $3.1 million in the second quarter of 2009, resulting in effective tax rates of (1042.9)% and 42.3% in the second quarters of 2010 and 2009, respectively. Income tax expense (benefit) for the quarters ended June 30, 2010 and 2009 were based on estimated annual effective tax rates applied to pretax income (loss), adjusted for discrete items. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

Earnings from unconsolidated investees increased by $0.3 million, or 28.9%, to $1.1 million in the second quarter of 2010 compared to $0.8 million in the second quarter of 2009 due to an increase in earnings from our unconsolidated investees.

Net income attributable to noncontrolling interest increased $0.6 million, or 107.1%, to $1.2 million in the second quarter of 2010 compared to $0.6 million in the second quarter of 2009.

Net loss attributable to Alliance HealthCare Services, Inc. was $0.1 million, or $(0.00) per share on a diluted basis, in the second quarter of 2010 compared to net income of $4.2 million, or $0.08 per share on a diluted basis, in the second quarter of 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue decreased $21.7 million, or 8.3%, to $240.1 million in the first six months of 2010 compared to $261.8 million in the first six months of 2009 due to a decrease in MRI revenues, PET and PET/CT revenues and other modalities and other revenue, partially offset by an increase in radiation oncology revenues. MRI revenue decreased $18.1 million in the first six months of 2010, or 14.5%. Scan-based MRI revenue decreased $16.6 million, or 14.6%, to $97.0 million in the first six months of 2010 from $113.6 million in the first six months of 2009. Scan-based MRI scan volume decreased 16.2% to 251,821 scans in the first six months of 2010 from 300,495 scans in the first six months of 2009, primarily due to a decrease in client demand and the increase in the unemployment rate during 2009, and the related increase of uninsured and under-insured patients. Scan-based systems in service decreased to 234.3 systems in the first six months of 2010 from 244.3 systems in the first six months of 2009. Average scans per system per day decreased by 9.1% to 8.31 in first six months of 2010 from 9.14 in first six months of 2009. These decreases were partially offset by an increase in the average price per MRI scan. The average price per MRI scan increased to $385.17 per scan in the first six months of 2010 from $378.13 per scan in the first six months of 2009. Non scan-based MRI revenue decreased $1.5 million in the first six months of 2010 over the same period in 2009. PET and PET/CT revenue in the first six months of 2010 decreased $6.1 million, or 6.0%, compared to the first six months of 2009. Total PET and PET/CT scan volumes decreased 2.1% to 88,800 scans in the first six months of 2010 from 90,670 scans in the first six months of 2009, primarily due to a decrease in client demand and the increase in the unemployment rate during 2009, and the related increase of uninsured and under-insured patients. The average price per PET and PET/CT scan decreased to $1,070 per scan in the first six months of 2010 compared to $1,112 per scan in the first six months of 2009. Scans per system per day decreased 5.3%, to 5.77 scans per system per day in the first six months of 2010 from 6.09 scans per system per day in the first six months of 2009. The average number of PET and PET/CT systems in service increased to 119.2 systems in the first six months of 2010 from 113.2 systems in the first six months of 2009. Other modalities and other revenue decreased $1.1 million, or 6.0%, to $15.2 million in the first six months of 2010 compared to $16.3 million in the first six months of 2009, primarily due to decrease in management contract revenue, partially offset by an increase in revenue related to the acquisition of RAD 24/7. Radiation oncology revenue increased $3.6 million, or 20.4%, to $21.2 million in the first six months of 2010 compared to $17.6 million in the first six months of 2009, primarily due to an increase in treatments performed in our core radiation oncology business. Included in the revenue totals above is fixed-site imaging center revenues, which decreased $2.4 million, or 4.0%, to $56.5 million in the first six months of 2010 from $58.9 million in the first six months of 2009.

We had 294 MRI systems at June 30, 2010, compared to 291 MRI systems at June 30, 2009. We had 125 PET and PET/CT systems at June 30, 2010 and 2009. We operated 120 fixed-site imaging centers (including three in unconsolidated investees) at June 30, 2010, compared to 109 fixed-site imaging centers (including three in unconsolidated investees) at June 30, 2009. We operated 25 radiation oncology centers (including two in unconsolidated investees) at June 30, 2010, compared to 23 radiation oncology centers (including two in unconsolidated investees) at June 30, 2009.

Cost of revenues, excluding depreciation and amortization, decreased $6.1 million, or 4.5%, to $130.4 million in the first six months of 2010 compared to $136.5 million in the first six months of 2009. Compensation and related employee expenses decreased $5.5 million, or 8.5%, primarily as a result of a decrease in average headcount. Management contract expense decreased $1.8 million, or 28.0%, as a result of a decrease in expenses incurred on behalf of unconsolidated investees. Medical supplies decreased $1.0 million, or 6.7%, primarily as a result of a decrease in the number of PET and PET/CT scans, which use a radiopharmaceutical as a component of the PET and PET/CT scan. Equipment rental costs decreased $0.5 million, or 44.0%, primarily due to a lower number of rental systems in use to support current clients as a result of improved system utilization. Maintenance and related costs increased $1.9 million, or 6.6%, due to an increase in service costs related to an increase in the number of PET/CT and radiation oncology systems in operation and one-time maintenance costs incurred in the first quarter of 2010. Outside medical services increased $1.2 million, or 22.1%, primarily as a result of an increase in professional services related to the acquisition of RAD 24/7. All other cost of revenues, excluding depreciation and amortization, decreased $0.4 million, or 2.3%. Cost of revenues, as a percentage of revenue, increased to 54.3% in the first six months of 2010 from 52.2% in the first six months of 2009 as a result of the factors described above.

Selling, general and administrative expenses decreased $2.7 million, or 7.6%, to $32.6 million in the first six months of 2010 compared to $35.3 million in the first six months of 2009. The provision for doubtful accounts decreased $1.4 million, or 82.8%, primarily due to the collection of aged accounts receivable during the first six months of 2010. The provision for doubtful accounts as a percentage of revenue was 0.1% in the first six months of 2010 compared to 0.7% of revenue in the first six months of 2009. Compensation and related employee expenses decreased $1.1 million, or 5.2%, primarily as a result of a decrease in average headcount. All other selling, general and administrative expenses decreased $0.2 million, or 1.4%. Selling, general and administrative expenses as a percentage of revenue were 13.6% and 13.5% in the first six months of 2010 and 2009, respectively.

We recorded transaction costs of $0.8 million in each of the first six months of 2010 and 2009.

We recorded severance and related costs of $0.5 million in the first six months of 2010 compared to $0.3 million in the first six months of 2009.

Depreciation expense decreased $0.4 million, or 0.9%, to $46.8 million in the first six months of 2010 compared to $47.2 million in the first six months of 2009.

Amortization expense increased by $0.4 million, or 6.4%, to $5.9 million in the first six months of 2010 compared to $5.5 million in the first six months of 2009, primarily due to the incremental amortization expense for intangible assets acquired in conjunction with our acquisitions in the second quarter of 2010.

Interest expense and other, net, increased $3.9 million, or 17.6%, to $26.1 million in the first six months of 2010 compared to $22.2 million in the first six months of 2009, due to higher average interest rates on our credit facility and notes, $1.1 million expense from a non-cash fair value adjustment related to our interest rate swap agreements, which were de-designated in 2009, and an $0.8 million non-cash fair value adjustment related to our interest rate swap agreement with Lehman Commercial Paper, Inc. (“LCPI”) in 2009, which reduced the 2009 expense.

Income tax benefit was $0.7 million in the first six months of 2010 compared to income tax expense of $6.2 million in the first six months of 2009, resulting in effective tax rates of 24.8% and 42.3% in the first six months of 2010 and 2009, respectively. Income tax expense (benefit) for the six months ended June 30, 2010 and 2009 were based on estimated annual effective tax rates applied to pretax income (loss), adjusted for discrete items. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

Earnings from unconsolidated investees increased by $0.6 million, or 39.5%, to $2.0 million in the first six months of 2010 compared to $1.4 million in the first six months of 2009.

Net income attributable to noncontrolling interest increased $0.8 million, or 58.3%, to $2.0 million in the first six months of 2010 compared to $1.2 million in the first six months of 2009.

Net loss attributable to Alliance HealthCare Services, Inc. was $2.1 million, or $(0.04) per share on a diluted basis, in the first six months of 2010 compared to net income of $8.5 million, or $0.16 per share on a diluted basis, in the first six months of 2009.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $52.5 million and $61.3 million of cash flow from operating activities in the six months ended June 30, 2010 and 2009, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging and radiation oncology services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts decreased by $1.4 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Our number of days of revenue outstanding for our accounts receivable was 50 days as of June 30, 2010 and 2009, which we believe is favorable compared to other diagnostic imaging and radiation oncology providers. In addition, as of June 30, 2010, we had $115.3 million of available borrowings under our revolving line of credit.

We used cash of $54.0 million and $25.3 million for investing activities in the six months ended June 30, 2010 and 2009, respectively. Investing activities in the first six months of 2010 and 2009 include $22.7 million and $1.3 million, respectively, which was used for acquisitions. Investing activities in the first six months of 2010 and 2009 also include $0.5 million and $2.8 million, respectively, in cash provided by a decrease in cash in escrow. We expect to continue to use cash for acquisitions in the future. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We incur capital expenditures for the purposes of:

•	purchasing new systems;

•	replacing less advanced systems with new systems; and

•	providing upgrades of our MRI, PET and PET/CT, and radiation oncology systems and upgrading our corporate infrastructure for future growth.

Capital expenditures totaled $28.2 million and $33.9 million in the six months ended June 30, 2010 and 2009, respectively. During the first six months of 2010, we purchased 10 MRI systems and three PET/CT systems. We traded-in or sold a total of 21 systems for the six months ended June 30, 2010. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2010 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. Based upon the client demand described above, which dictates the type of equipment purchased, we expect cash capital expenditures to total approximately $65 to $75 million in 2010.

At June 30, 2010, we had cash and cash equivalents of $96.9 million. This available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At June 30, 2010, we had $91.9 million in our accounts that are with third party financial institutions which exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next one to two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt. As of June 30, 2010, we are in compliance with all covenants contained in our long-term debt agreements and expect that we will be in compliance with these covenants for the remainder of 2010.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly in the sections entitled “Overview,” “Results of Operations” and “Liquidity and Capital Resources,” and elsewhere in this quarterly report on Form 10-Q, are “forward-looking statements,” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as results of operations and financial condition, capital expenditures, economic trends, demand for our services, the consummation of acquisitions and financing transactions and the effect of such transactions on our business and our plans and objectives for future operations and expansion, are examples of forward-looking statements. In some cases you can identify these statements by forward-looking words like “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “seek,” “intend,” and “continue” or similar words. These forward-looking statements are subject to risks and uncertainties which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. These risks and uncertainties include factors affecting our leverage, including fluctuations in interest rates, the risk that the counter-parties to our interest rate swap agreements fail to satisfy their obligations under these agreements, our ability to incur financing, the effect of operating and financial restrictions in our debt instruments, the accuracy of our estimates regarding our capital requirements, the effect of intense levels of competition in our industry, fluctuations or unpredictability of our revenue, including as a result of seasonality, changes in the rates or methods of third party reimbursements for diagnostic imaging and radiation oncology services, changes in the healthcare regulatory environment, our ability to keep pace with technological developments within our industry, the growth in the market for MRI and other services, the disruptive effect of hurricanes and other natural disasters, adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit markets, difficulties we may face in connection with recent, pending or future acquisitions, including unexpected costs or liabilities resulting from acquisitions, diversion of management’s attention from the operation of the business and our ability to integrate acquisitions, and other risks and uncertainties, including those enumerated and described under “Risk Factors” below and in our Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 2009 and in our Form 10-Q, as filed with the Securities and Exchange Commission for the quarter ended March 31, 2010. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by us.

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

During the first quarter of 2008, we entered into two interest rate swap agreements, with notional amounts of $92.7 million each, to hedge future cash interest payments associated with a portion of our variable rate bank debt (the “2008 swaps”). Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedges was to record interest expense at a fixed rate of 5.65%, as the underlying debt incurred interest based on three-month LIBOR plus 2.50%. For the quarter and six months ended June 30, 2009, we paid a net settlement amount of $0.5 million and $0.4 million, respectively, on these swap agreements. The 2008 swaps are three years in length and mature in 2011. See below for additional information regarding the 2008 swaps. As discussed below, we elected to terminate and replace one of the 2008 swaps in the first quarter of 2009.

On September 15, 2008, LHI filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. On October 6, 2008, LCPI filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. One of our 2008 swaps with a notional amount of $92.7 million, which expires January 31, 2011, is with LCPI (“the Lehman Swap”). As of September 12, 2008 hedge accounting was terminated and all further changes in the fair market value of the Lehman Swap are being recorded in interest expense and other. Comprehensive income (loss) related to effective unrealized gains or losses on the fair value of the Lehman Swap through September 12, 2008 remains in accumulated comprehensive income (loss) on the balance sheet and will be amortized into interest expense and other as the underlying interest payments are recognized in earnings. The Lehman Swap was valued using the income approach with observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount. The fair market value of the Lehman Swap at September 30, 2008 was an asset of $0.7 million, which was adjusted to zero as collectability was deemed uncertain due to the LHI bankruptcy filing. We included the write down of the asset in interest expense and other for the year ended December 31, 2008. For the last three quarters of 2008, we included $2.4 million in interest expense and other, net related to the fair value adjustment for this swap as we did not expect LCPI to fulfill their obligations under the swap agreement. As a result, we terminated the Lehman Swap in February 2009. We paid $2.2 million for the remaining fair market value of the swap at the date of termination.

During the first quarter of 2009, we replaced the Lehman Swap with an interest rate swap agreement which has a notional amount of $92.7 million (the “2009 Swap Replacement”) and has been designated as a cash flow hedge of variable future cash flows associated with a portion of our long term debt. Under the terms of this agreement, which matures in January 2011, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedge is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%. We received

$2.2 million in cash based on the terms of the agreement. For the quarter and six months ended June 30, 2010, we paid a net settlement amount of $0.7 million and $1.4 million, respectively, on this swap agreement. For the quarter and six months ended June 30, 2009, we paid a net settlement amount of $0.4 million on this swap agreement.

Additionally, during the first quarter of 2009, we entered into an interest rate swap agreement, which has a notional amount of $56.8 million, to hedge future cash interest payments associated with a portion of our variable rate bank debt (the “New 2009 Swap”). Under the terms of this agreement, which was to mature in November 2011, we received three-month LIBOR and paid a fixed rate of 2.07%. The net effect of the hedge was to record interest expense at a fixed rate of 4.57%, as the debt incurred interest based on three-month LIBOR plus 2.50%. For the quarter and six months ended June 30, 2009, we paid a net settlement amount of $0.1 million on this swap agreement.

We elected to terminate one of the 2008 swaps and the New 2009 Swap in December 2009 in connection with entering into the Refinance Transaction on December 1, 2009. As a result of the Refinance Transaction, we de-designated the 2008 swap, the 2009 Swap Replacement and the New 2009 Swap and hedge accounting was terminated and all further changes in the fair market value of these swaps are being recorded in interest expense and other. We paid $3.3 million and $1.4 million for the remaining fair market value of the 2008 swap and the New 2009 Swap, respectively, at the date of termination. Comprehensive income (loss) related to effective unrealized gains or losses on the fair value of these swaps through September 30, 2009 remain in accumulated comprehensive income (loss) on the balance sheet and will be amortized into interest expense and other as the underlying interest payments are recognized in earnings. These swaps were valued using the income approach with observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount.

In the first quarter of 2010, we entered into one interest rate swap agreement (the “2010 Swap”) and three interest rate cap agreements (the “2010 Caps”) in order to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The 2010 Swap, which matures in January 2011, has a notional amount of $92.7 million and synthetically unwinds the effects of the 2009 Swap Replacement. The interest rate cap agreements, which mature in February 2014, have a total notional amount of $150.0 million and were designated as cash flow hedges of future cash interest payments associated with a portion of our variable rate bank debt. Under these arrangements we have purchased a cap on LIBOR at 4.50%. We paid $1.5 million to enter into the caps, which is being amortized through interest expense over the life of the agreements. For the quarter and six months ended June 30, 2010, we paid no net settlement amounts on the 2010 Swap or the 2010 Caps.

During the first quarter of 2009, we entered into a diesel fuel swap agreement which had a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with purchasing diesel fuel for our mobile fleet. Under the terms of this agreement, which matured in February 2010, we received the Department of Energy published monthly average price per gallon and paid a fixed rate of $2.63 per gallon. Settlement amounts under this swap were not material for the six months ended June 30, 2010. For the quarter and six months ended June 30, 2009, we paid a net settlement amount of $0.1 million on this swap agreement. For the six months ended June 30, 2010 and 2009, amounts recognized in other (income) and expense, net were not material. For the quarter and six months ended June 30, 2009, we recognized income of $0.1 million in other (income) and expense, net due to one month of the agreement not being designated and due to ineffectiveness.

During the first quarter of 2010, we entered into a diesel fuel swap agreement which has a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with purchasing diesel fuel for our mobile fleet. Under the terms of this agreement, which matures in February 2011, we receive the Department of Energy published monthly average price per gallon and pays a fixed rate of three dollars and twenty-five cents per gallon. We designated this swap as a cash flow hedge of future cash flows associated with our diesel fuel payments. We record effective changes in the fair value of the swap through comprehensive income (loss) and reclassify gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel is purchased. For the quarter and six months ended June 30, 2010, we paid a net settlement amount of $0.1 million on this swap agreement. For the quarter and six months ended June 30, 2010, amounts recognized in other (income) and expense, net were not material.

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. At June 30, 2010, we had cash and cash equivalents of $96.9 million, of which $91.9 million was held in accounts that are with third party financial institutions which exceed the FDIC insurance limits. At June 30, 2009, we had cash and cash equivalents of $102.9 million, of which $100.8 million was held in accounts that are with third party financial institutions which exceed the FDIC insurance limits.

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

In connection with our acquisition of Medical Outsourcing Services, LLC (“MOS”) in the third quarter of 2008, we subsequently identified a Medicare billing practice related to a portion of MOS’s retail billing operations that raised compliance issues under Medicare reimbursement guidelines. The practice was in place prior to the acquisition and was discontinued when we became aware of it. In accordance with our corporate compliance program, we have entered into discussions with representatives of the federal government to advise them of the issue and seek guidance on appropriate next steps. The discussions are ongoing and no resolution has yet been reached. Although the government may seek repayment and penalties relating to the billing practice, we do not expect that such repayment and penalties, if imposed on us, would have a material impact on our results of operations, cash flows or financial position because we believe the amounts we would owe will be substantially or fully off-set by recoveries under the indemnification provisions of the MOS acquisition purchase agreement. Pursuant to the terms of the purchase agreement, in June 2010 we commenced arbitration proceedings related to this matter.

ITEM 1A.	RISK FACTORS

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2009, and in Part II, Item 1A of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, a description of risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

Changes in the rates or methods of third-party reimbursements for diagnostic imaging services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and harm to our financial position.

We derive approximately 19% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid or private health insurance companies, and changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues. Moreover, our healthcare provider clients on whom we depend for the majority of our revenues generally rely on reimbursement from third-party payors. If our clients receive decreased reimbursement, this could result in a reduced demand for our services or downward pricing pressures, which could have a material impact on our financial position.

With respect to our retail business, for services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene. For 2010, the Centers for Medicare and Medicaid Services (“CMS”) projected a rate reduction of 21.2% under the statutory formula unless Congress intervened again to avoid the payment reduction. A number of legislative initiatives have prevented this reduction thus far, but on an incremental basis. The latest was the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, signed into law on June 25, 2010, which not only prevented the rate reduction, but also increased payment rates by 2.2%, effective June 1, 2010 through November 30, 2010. For 2011, CMS is projecting a rate reduction of 6.1%, but this projection does not account for the 2010 legislative changes to the Physician Fee Schedule updates. If Congress fails to intervene to prevent the negative update factor in the future, the resulting decrease in payment will adversely impact our revenues and results of operations.

For retail services furnished on or after July 1, 2010, CMS began implementing a 50% reduction in reimbursement for multiple images on contiguous body parts, as mandated by the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”). This is a 25% increase from prior years. In its proposed Physician Fee Schedule for calendar year 2011, CMS also proposed a reduction in reimbursement to CT and CT angiography (“CTA”), MRI and MR angiography (“MRA”), and ultrasound services furnished to the same patient in the same session, regardless of the imaging modality, and not limited to contiguous body areas. CMS projects that the proposed rule would reduce payment for 20% more services than the current multiple procedure payment reduction policy. CMS expects that the proposed rule would primarily reduce payments for radiology services and to freestanding diagnostic imaging centers, such as our retail business. At this time, we do not believe that the proposed multiple procedure payment reductions, if finalized, will have a material impact on our future retail revenues.

Regulatory updates to the Physician Fee Schedule for calendar year 2010 include reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the previous 50% usage rate to a 90% usage rate. This utilization change, to be phased in over a four-year period, applies to MRI and CT scans, but not for radiation therapy and other therapeutic equipment. The PPACA superseded CMS’s assumed usage rate for such equipment and, beginning on January 1, 2011, the PPACA requires CMS to use a 75% utilization rate. For 2011, CMS is proposing to expand the list of services to which the higher equipment utilization rate assumption applies to include certain diagnostic CTA and MRA procedures using similar CT and MRI scanners that cost more than $1 million. At this time, we estimate that the new usage assumptions for MRI and CT scans under the PPACA, which is to take effect on January 1, 2011, will not have a material impact on our future retail revenues.

Other regulatory changes to the 2010 Medicare Physician Fee Schedule involve revaluing certain components of the fee schedule payment rate, which impact radiology and other diagnostic tests, including the services we provide. Some of these changes are being transitioned over a four year period, with full implementation in 2013. For the 2010 transition payment, CMS estimated that the aggregate impact of its changes (which include the changes in the equipment utilization rate discussed above) results in a 1% reduction in radiation oncology, 5% reduction in radiology, 18% reduction in nuclear medicine and 12% reduction for all suppliers providing the technical component of diagnostic tests generally. To date these changes have not had a material impact on our retail revenues. In addition, the transitioned payments for later years are impacted by the PPACA revisions to equipment utilization rates, explained above, and the recently proposed regulatory changes for 2011. For calendar year 2011, CMS is proposing to make further adjustments to the fee schedule so that specialties that have a higher proportion of the payment rate attributable to operating expenses such as equipment and supplies, which includes radiation oncology, will experience an increase in aggregate payments. These changes also would be transitioned and CMS estimates that the impact for 2011 would be a 2% increase in radiation oncology, 6% reduction in radiology, 3% reduction in nuclear medicine and 2% reduction for all suppliers providing the technical component of diagnostic tests generally. At this time, we do not believe that the proposed regulatory changes, if finalized, will have a material impact on our future retail revenues.

In addition to annual updates to the Medicare Physician Fee Schedule, as indicated above, CMS also publishes regulatory changes to the hospital outpatient prospective payment system (“HOPPS”) on an annual basis. These payments are the amounts received by our hospital clients for hospital outpatient services and summarized in the table below:

	2008 Payment	2009 Payment	2010 Payment	Proposed 2011 Payment
Nonmyocardial PET and PET/CT scan	$1,057	$1,037	$1,037	$1,051

Myocardial PET scan	$1,400	$1,157	$1,433	$1,099

Stereotactic radiosurgery treatment delivery systems (depending on the level of service)	$1,057 - $8,055	$952 - $7,642	$963 - $7,344	$941 - $7,221

The PET and PET/CT Medicare HOPPS rate reductions did not have a material negative effect on revenue and earnings in 2008, 2009 or the first six months of 2010. At this time, however, we cannot predict the impact the rate reductions will have on our future revenues or business.

Over the past few years, the growth rate of MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, a growing number of medical groups adding imaging capacity within their practice setting and additional patient-related cost-sharing programs. In addition, there is an increasing trend of third-party payors intensifying their utilization management efforts, for example through benefit managers who require preauthorizations, to control the growth rate of imaging services generally. We expect that these trends will continue throughout 2010. Another recent initiative to potentially reduce utilization of certain imaging services, authorized under MIPPA, is the Medicare Imaging Demonstration, which is designed to collect data regarding physician use of advanced diagnostic imaging services. This information would be used to determine the appropriateness of services by developing medical specialty guidelines for advanced imaging procedures within three designated modalities (MRI, CT and nuclear medicine). The demonstration is scheduled to begin on January 1, 2011 and will operate for two years.

In addition, we cannot predict the full extent of the PPACA on our business. The reform law substantially changes the way health care is financed by both governmental and private insurers. Although certain provisions may negatively impact payment rates for certain imaging services, the PPACA also extends coverage to approximately 32 million previously uninsured people which may result in an increase in the demand for our services. Further, we cannot predict at this time whether other legislative changes will be adopted, if any, or how these or future changes will affect the demand for our services.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Alliance.(3)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Alliance.(15)

3.3	Amended and Restated By-laws of Alliance.(3)

3.4	Certain Amended and Restated Provisions of the By-laws of Alliance.(14)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(3)

4.2	Indenture dated as of December 29, 2004 by and between Alliance and The Bank of New York Trust Company, N.A., as trustee, with respect to $150 million aggregate principal amount of 7 1/ 4% Senior Subordinated Notes due 2012 and 7 1/ 4% Series B Senior Subordinated Notes due 2012.(5)

4.3	Indenture, including the form of Note, dated as of December 4, 2007, between Alliance Imaging, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee.(13)

4.4	Supplemental Indenture, dated as of November 27, 2009, to the Indenture, dated as of December 29, 2004, with respect to the 7 1/ 4% Senior Subordinated Notes due 2012, between Alliance HealthCare Services, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.(19)

4.5	Supplemental Indenture, dated as of November 27, 2009, to the Indenture, dated as of December 4, 2007, with respect to the 7 1/ 4% Senior Subordinated Notes due 2012, between Alliance HealthCare Services, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.(19)

4.6	Indenture, including the form of Note, dated as of December 1, 2009, with respect to the 8% Senior Notes due 2016, between Alliance HealthCare Services, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.(19)

10.1*	The 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(18)

10.2*	Form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(1)

10.3*	Alliance Directors’ Deferred Compensation Plan, as amended and restated.(14)

10.4*	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(4)

10.5*	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(4)

10.6	Form of Stockholder’s Agreement.(1)

10.7	Registration Rights Agreement dated as of November 2, 1999.(1)

10.8	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., L.P.(1)

10.9	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., L.P.(1)

10.10*	Form of Indemnification Agreement.(2)

10.11*	Amended and Restated Employment Agreement dated as of May 9, 2005 between Alliance and Paul S. Viviano.(6)

10.12*	Amended and Restated Agreement Not to Compete dated as of May 9, 2005 between Alliance and Paul S. Viviano.(6)

10.13*	Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara.(7)

10.14*	Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara.(7)

Exhibit No.	Description

10.15*	Summary of compensation award to Nicholas A. Poan(8)

10.16*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(10)

10.17*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Directors) under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(14)

10.18*	Form of Stock Bonus Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(10)

10.19*	Summary of compensation award to Michael F. Frisch(9)

10.20*	Summary of compensation award to Eli H. Glovinsky(10)

10.21	Governance and Standstill Agreement, dated as of March 16, 2007, among Alliance Imaging, Inc., OCM Principal Opportunities Fund IV, LP., and MTS Health Investors II, L.P.(11)

10.22*	Form of Executive Severance Agreement(11)

10.23	Assignment, dated as of April 16, 2007, to Registration Rights Agreement, dated as of November 2, 1999.(12)

10.24	Amendment No. 2 to Management Agreement, dated as of April 16, 2007, between Alliance and Kohlberg Kravis Roberts & Co., L.P.(12)

10.25*	Amendment of Employment Agreement, dated as of April 16, 2007, between Paul S. Viviano and Alliance Imaging, Inc.(12)

10.26*	Amendment of Employment Agreement, dated as of April 16, 2007, between Howard K. Aihara and Alliance Imaging, Inc.(12)

10.27*	New form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(16)

10.28*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated (For Director Awards Only).(17)

10.29*	Amendment to the Alliance Imaging, Inc. Directors’ Deferred Compensation Plan, as amended and restated.(17)

10.30*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Paul S. Viviano and Alliance Imaging, Inc.(17)

10.31*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Howard K. Aihara and Alliance Imaging, Inc.(17)

10.32*	Form of Amendment of Executive Severance Agreement(17)

10.33	Credit Agreement, dated as of December 1, 2009, among Alliance HealthCare Services, Inc., the financial institutions listed on the signature pages thereof and Deutsche Bank Trust Company Americas, as administrative agent for the lenders.(19)

10.34	Registration Rights Agreement, dated as of December 1, 2009, by and among Alliance HealthCare Services, Inc. and Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated and Barclays Capital Inc.(19)

10.35*	Schedule of 2010 Executive Officer Compensation(20)

10.36*	Schedule of Non-Employee Director Compensation(20)

21.1	Subsidiaries of the Registrant(10)

23.1	Consent of Independent Registered Public Accounting Firm.(20)

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.(21)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.(21)

(1)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-4, No. 333-60682, as amended.

(2)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1, No. 333-64322, as amended.

(3)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 001-16609).

(4)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-16609).

(5)	Incorporated by reference to exhibits filed in response to Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 29, 2004 (File No. 001-16609).

(6)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-16609).

(7)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-16609).

(8)	Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K, dated October 16, 2006 (File No. 001-16609).

(9)	Incorporated by reference to Item 5.02(c) of the Company’s Current Report on Form 8-K, dated November 13, 2006 (File No. 001-16609)

(10)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-16609).

(11)	Incorporated by reference to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated March 16, 2007 (File No. 001-16609)

(12)	Incorporated by reference to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated April 16, 2007 (File No. 001-16609)

(13)	Incorporated by reference to exhibits filed in response to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 4, 2007 (File No. 001-16609)

(14)	Incorporated by reference to exhibits filed in response to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 14, 2007 (File No. 001-16609)

(15)	Incorporated by reference to exhibits filed in response to Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated February 17, 2009 (File No. 001-16609)

(16)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16609)

(17)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-16609)

(18)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-16609).

(19)	Incorporated by reference herein to the indicated Exhibit response in Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 4, 2009 (File No. 001-16609)

(20)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-16609)

(21)	Filed herewith

†	Portions of this Exhibit have been redacted due to a request for confidential treatment.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE HEALTHCARE SERVICES, INC.

August 6, 2010	By:	/s/ PAUL S. VIVIANO
Paul S. Viviano Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

August 6, 2010	By:	/s/ HOWARD K. AIHARA
Howard K. Aihara Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 6, 2010	By:	/s/ NICHOLAS A. POAN
Nicholas A. Poan Senior Vice President, Corporate Finance and Chief Accounting Officer (Principal Accounting Officer)