Form 10-Q
period 2010-09-30
Alliance HealthCare Services, Inc
filed 2010-11-05
CIK 817135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2010:

Common Stock, $.01 par value, 52,824,264 shares

ALLIANCE HEALTHCARE SERVICES, INC.

FORM 10-Q

September 30, 2010

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	December 31, 2009	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$111,884	$103,624
Accounts receivable, net of allowance for doubtful accounts	61,912	67,643
Deferred income taxes	19,058	19,058
Prepaid expenses and other current assets	9,184	8,636
Other receivables	4,197	3,163

Total current assets	206,235	202,124

Equipment, at cost	863,804	886,811
Less accumulated depreciation	(523,748)	(572,327)

Equipment, net	340,056	314,484

Goodwill	194,243	212,473
Other intangible assets, net	100,188	112,419
Deferred financing costs, net	17,143	15,522
Other assets	29,971	26,930

Total assets	$887,836	$883,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,888	$15,574
Accrued compensation and related expenses	17,311	18,654
Accrued interest payable	3,789	9,555
Other accrued liabilities	32,887	38,300
Current portion of long-term debt	16,902	10,139

Total current liabilities	94,777	92,222

Long-term debt, net of current portion	463,455	457,737
Senior notes	187,533	187,738
Other liabilities	3,737	2,327
Deferred income taxes	103,572	102,151

Total liabilities	853,074	842,175

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock	516	523
Treasury stock	(2,333)	(2,379)
Additional paid-in capital	10,652	14,891
Accumulated comprehensive loss	(2,392)	(1,297)
Retained earnings	21,477	18,414

Total stockholders’ equity attributable to Alliance HealthCare Services, Inc.	27,920	30,152
Noncontrolling interest	6,842	11,625

Total stockholders’ equity	34,762	41,777

Total liabilities and stockholders’ equity	$887,836	$883,952

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenues	$124,227	$121,090	$386,031	$361,158

Costs and expenses:
Cost of revenues, excluding depreciation and amortization	65,515	66,304	202,060	196,711
Selling, general and administrative expenses	15,746	16,915	51,065	49,546
Transaction costs	79	756	880	1,543
Severance and related costs	462	303	750	846
Depreciation expense	24,184	22,995	71,378	69,780
Amortization expense	2,721	3,308	8,258	9,201
Interest expense and other, net	11,166	12,629	33,380	38,752
Other (income) and expense, net	(244)	(299)	(878)	(627)

Total costs and expenses	119,629	122,911	366,893	365,752

Income (loss) before income taxes, earnings from unconsolidated investees, and noncontrolling interest, net of tax	4,598	(1,821)	19,138	(4,594)
Income tax expense (benefit)	2,053	(799)	8,269	(1,485)
Earnings from unconsolidated investees	(1,260)	(922)	(2,678)	(2,900)

Net income (loss)	3,805	(100)	13,547	(209)
Less: Net income attributable to noncontrolling interest, net of tax	(783)	(880)	(2,030)	(2,854)

Net income (loss) attributable to Alliance HealthCare Services, Inc.	$3,022	$(980)	$11,517	$(3,063)

Comprehensive income (loss), net of taxes:
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$3,022	$(980)	$11,517	$(3,063)
Unrealized (loss) gain on hedging transactions, net of taxes	(304)	467	(464)	1,095

Comprehensive income (loss), net of taxes:	$2,718	$(513)	$11,053	$(1,968)

Earnings (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.06	$(0.02)	$0.22	$(0.06)

Diluted	$0.06	$(0.02)	$0.22	$(0.06)

Weighted-average number of shares of common stock and common stock equivalents:
Basic	51,765	52,762	51,691	52,755
Diluted	52,014	52,762	52,157	52,755

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2010
Operating activities:
Net income (loss)	$13,547	$(209)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	1,976	615
Share-based payment	4,492	4,189
Depreciation and amortization	79,636	78,981
Amortization of deferred financing costs	1,742	2,037
Accretion of discount on long term debt	1,705	1,140
Adjustment of derivatives to fair value	(405)	81
Distributions (less than) greater than undistributed earnings from investees	(567)	1,125
Deferred income taxes	6,655	(2,230)
Excess tax benefit from share-based payment arrangements	(8)	—
Gain on sale of assets	(977)	(627)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(2,898)	(4,696)
Prepaid expenses and other current assets	3,212	847
Other receivables	744	1,034
Other assets	(1,764)	225
Accounts payable	(3,776)	(4,742)
Accrued compensation and related expenses	(282)	1,299
Accrued interest payable	5,121	5,766
Income taxes payable	(277)	85
Other accrued liabilities	748	179

Net cash provided by operating activities	108,624	85,099

Investing activities:
Equipment purchases	(51,389)	(43,835)
Decrease (increase) in deposits on equipment	270	(1,956)
Acquisitions, net of cash received	(760)	(32,221)
Decrease in cash in escrow	2,947	485
Investment in unconsolidated joint ventures	(240)	(250)
Proceeds from sale of assets	6,459	2,178

Net cash used in investing activities	(42,713)	(75,599)

Financing activities:
Principal payments on equipment debt	(6,204)	(5,317)
Proceeds from equipment debt	415	358
Principal payments on term loan facility	—	(3,450)
Principal payments on senior subordinated notes	—	(5,582)
Payments of debt issuance costs	(257)	(416)
Noncontrolling interest in subsidiaries	(3,490)	(3,382)
Proceeds from shared-based payment arrangements	51	76
Purchase of treasury stock	—	(47)
Excess tax benefit from share-based payment arrangements	8	—

Net cash used in financing activities	(9,477)	(17,760)

Net increase (decrease) in cash and cash equivalents	56,434	(8,260)
Cash and cash equivalents, beginning of period	73,305	111,884

Cash and cash equivalents, end of period	$129,739	$103,624

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2010
Supplemental disclosure of cash flow information:
Interest paid	$25,555	$28,361
Income taxes paid, net of refunds	(1,202)	165

Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$2,132	$1,602
Capital lease obligations related to the purchase of equipment	6,955	575
Capital lease obligations transferred	(707)	—
Comprehensive (loss) gain from hedging transactions, net of taxes	(464)	1,095
Equipment purchases in accounts payable	595	585
Contingent consideration for acquisitions (Note 2)	—	3,958

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates

Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance HealthCare Services, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2009.

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”. ASC 810 requires, among other things, that cash flows related to noncontrolling interest in subsidiaries be presented in the financing section of the Statement of Cash Flows rather than the operating section for the nine months ended September 30, 2010. In conformity with the current year presentation, the Company reclassified Noncontrolling interest in subsidiaries from the operating section to the financing section of the Statement of Cash Flows for the nine months ended September 30, 2009.

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

2. Transactions

During December 2009, the Company entered into and completed various debt related transactions in order to expand its borrowing capacity and extend the maturity of its debt (the “Refinance Transaction”). In order to accomplish this, the Company retired substantially all of its $300,000 7 1/4% senior subordinated notes due 2012 (the “7 1/4% Notes”) through a cash tender offer (the “Tender Offer”) and repaid the balance of $351,600 on its existing Tranche C1 term loan facility (the “Old Term Loan”). In conjunction with the Refinance Transaction, the Company entered into a new senior secured credit agreement (the “New Credit Facility”), comprised of a $460,000 term loan (the “New Term Loan”) maturing June 2016 and a $120,000 revolving facility (the “New Revolving Credit Facility”) maturing December 2014. Borrowings under the New Term Loan were issued at 98.0% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the loan. Borrowings under the New Credit Facility bear interest through maturity at a variable rate based upon, at the Company’s option, either London InterBank Offered Rate (“LIBOR”) or the base rate (which is the highest of the administrative agent’s prime rate, one-half of 1.00% in excess of the overnight federal funds rate, and 1.00% in excess of the one-month LIBOR rate), plus in each case, an applicable margin. With respect to the New Term Loan, the applicable margin for LIBOR loans is 3.50% per annum, and with respect to the New Revolving Credit Facility, the applicable margin for LIBOR loans ranges, based on the applicable leverage ratio, from 3.25% to 3.75% per annum, in each case, with a LIBOR floor of 2.00%. With respect to the New Term Loan, the applicable margin for base rate loans is 2.50% per annum, and with respect to the New Revolving Credit Facility, the applicable margin for base rate loans ranges, based on the applicable leverage ratio, from 2.25% to 2.75% per annum. The Company also issued $190,000 of 8.0% senior notes due 2016 (the “8% Notes”) in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended. On April 29, 2010, the Company filed a registration statement, per the Registration Rights Agreement, which was declared effective on July 16, 2010, with the Securities and Exchange Commission with respect to an offer to exchange the private 8% Notes for new 8% Notes with substantially similar terms registered under the Securities Act of 1933, as amended. The 8% Notes were issued at 98.69% of par, with the discount to par being amortized to interest expense and other, net

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

through the maturity date of the notes. The Company used the proceeds from these transactions and existing cash to complete the Tender Offer and purchase $294,418 of the 7 1/4 % Notes at a purchase price equal to 100.125% of the principal amount, together with the accrued interest to the redemption date. The Company also used the proceeds from these transactions to pay off the Old Term Loan and redeem the remaining $5,582 of 7 1/4% Notes in January 2010 at a redemption price equal to 100.0% of the principal amount, together with accrued interest to the redemption date. The Company incurred a loss on extinguishment of debt of $14,600 in December 2009 related to the Refinance Transaction, which represents the tender premium and consent payment to redeem the 7 1/4% Notes, write-off of unamortized debt issuance costs related to the retired debt, and other fees and expenses.

In the second quarter of 2010, the Company purchased a majority of the outstanding membership interests of Radiology 24/7, LLC (“RAD 24/7”), a teleradiology services company, which provides primarily final, subspecialty professional radiology interpretation services and outsourced staffing services for magnetic resonance imaging (“MRI”), positron emission tomography/computed tomography (“PET/CT”), computed tomography (“CT”), mammography, X-Ray and other imaging modalities and also preliminary radiology interpretation services in 16 states. The purchase price consisted of $8,860 in cash, $3,775 in contingent payments, and $659 in assumed liabilities. The Company financed this acquisition using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $9,883 and acquired intangible assets of $8,000, of which $6,450 was assigned to customer relationships, which are being amortized over ten years, and $1,450 was assigned to trademarks, which are being amortized over seven years. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $3,775 for contingent payments due upon the achievement of certain revenue targets, which is expected to be resolved over the two years following the acquisition date. All contingent payments were recorded at fair value at the acquisition date. The fair value of noncontrolling interest related to this transaction was $5,036 as of the acquisition date. During the quarter and nine months ended September 30, 2010, the Company recognized $244 in earnings related to decreasing the estimated value of contingent consideration. The values assigned to the assets and liabilities acquired are preliminary and may be subject to adjustment. The nine months ended September 30, 2010 included six months of operations from this acquisition.

Also in the second quarter of 2010, the Company purchased all of the outstanding membership interests of Diagnostic Health Center of Anchorage, LLC (“DHC”), a fixed-site imaging center located in Anchorage, Alaska. The center operates in a Certificate-of-Need state, and is a multi-modality imaging center which provides MRI, CT, digital mammography, X-Ray and other imaging services. The purchase price consisted of $13,737 in cash and $554 in assumed liabilities. The Company financed this acquisition using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $3,764 and acquired intangible assets of $8,100, of which $6,400 was assigned to the physician referral network, which is being amortized over ten years, and $1,750 was assigned to certificates of need held by DHC, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The values assigned to the assets and liabilities acquired are preliminary and may be subject to adjustment. The nine months ended September 30, 2010 included four months of operations from this acquisition.

In the third quarter of 2010, the Company purchased certain assets from Arkansas Cancer Center, P.A., located in Pine Bluff, Arkansas (“Pine Bluff”). This is the Company’s third Arkansas-based radiation therapy facility and is a strategic addition to the Company’s Bethesda cancer network, now totaling ten centers located throughout Alabama, Mississippi, Arkansas and Missouri. The purchase price consisted of $9,489 in cash, $427 in contingent payments and $6 in assumed liabilities. The Company financed this acquisition using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $4,098 and acquired intangible assets of $5,250, of which $3,800 was assigned to the physician referral network, which is being amortized over ten years, $1,000 was assigned to trademarks, which are being amortized over ten years, $350 was assigned to a professional services agreement, which is being amortized over nine years and $100 was assigned to the non-compete agreement, which is being amortized over nine years. The intangible assets were recorded at fair value at the acquisition date. The acquisition included a one-third interest in a joint venture which was recorded at a fair value of $250 at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $427 for contingent payments due upon the resolution of certain claims, which are expected to be resolved over the six months following the acquisition date. All contingent payments were recorded at fair value at the acquisition date. As of September 30, 2010, the amounts recognized for the contingent consideration arrangements and the assumptions used to develop the estimates have not changed. The values assigned to the assets and liabilities acquired are preliminary and may be subject to adjustment. The nine months ended September 30, 2010 included three months of operations from this acquisition.

The Company has not included pro forma information as these acquisitions did not have a material impact on its consolidated financial position or results of operations, individually or in the aggregate.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

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

Stock Option Plans and Awards

In November 1999, the Company adopted an employee stock option plan (the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 6,325,000 shares of the Company’s common stock became available for grant. On May 30, 2007, the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 8,025,000 shares. On May 27, 2009, the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 11,025,000 shares. As of September 30, 2010, a total of 2,060,212 shares were available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant, except as noted below. All options have 10-year terms. Options granted after January 1, 2008 are time options which vest 25% each year, over four years. For options granted prior to January 1, 2008, initial stock option grants were comprised 50% of “time options” and 50% of “performance options.” The time options have a five-year vesting schedule, vesting 20% per year. The performance options cliff vest after eight years; however, in the event certain operating performance targets are met, up to 20% of the performance options may vest each year, accelerating the vesting period up to five years. During the nine months ended September 30, 2010 and the year ended December 31, 2009, there were no options in which vesting was accelerated. Prior to January 1, 2008, subsequent stock options granted under the 1999 Equity Plan to employees were always time options which vest 5% in the first year, 20% in the second year and 25% in years three through five.

In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company’s common stock, of which 35,000 options were outstanding at September 30, 2010. The exercise prices of these options and the fair value of the Company’s common stock on the grant date were $5.60 and $9.52 per share, respectively.

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

The following weighted-average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Quarter Ended September 30,	Nine Months Ended September 30,
	2009	2009	2010
Risk free interest rate	2.90%	1.96%	3.12%
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	58.4%	60.1%	49.6%
Average expected life (in years)	6.19	6.25	6.25

There were no stock options granted during the quarter ended September 30, 2010.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

The expected stock price volatility rate for the nine months ended September 30, 2010 was based on the historical volatility of the Company’s common stock. The expected stock price volatility rate for the quarter and nine months ended September 30, 2009 was based on a blend of the historical volatility of the Company’s common stock and peer implied volatility. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the weighted-average period of time that options or awards granted are expected to be outstanding, as calculated using the simplified method described in ASC 718, as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	4,417,550	$6.87
Granted	664,000	5.71
Exercised	(1,250)	4.19
Canceled	(174,625)	7.76

Outstanding at September 30, 2010	4,905,675	$6.68	5.63	$374

Vested and expected to vest in the future at September 30, 2010	4,692,688	$6.67	5.54	$367
Exercisable at September 30, 2010	3,000,741	$6.58	4.26	$321

The weighted-average grant date fair value of options granted during the quarter ended September 30, 2009 was $3.01 per share. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2009 and 2010 was $4.59 per share and $2.95 per share, respectively. There were no options exercised in the quarters ended September 30, 2009 or 2010. The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2010 was $51 and $1, respectively. The total cash received from employees as a result of stock option exercises was $48 and $68 for the nine months ended September 30, 2009 and 2010, respectively. The following table summarizes the Company’s unvested stock option activity:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2009	1,953,675	$4.37
Granted	664,000	2.95
Vested	(563,491)	4.41
Canceled	(149,250)	4.23

Unvested at September 30, 2010	1,904,934	$3.88

At September 30, 2010, the total unrecognized fair value share-based payment related to unvested stock options granted to both employees and non-employees was $4,528, which is expected to be recognized over a remaining weighted-average period of 2.09 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations. The total fair value of shares vested during the quarters ended September 30, 2009 and 2010 was $38 and $66, respectively. The total fair value of shares vested during the nine months ended September 30, 2009 and 2010 was $1,883, and $2,486, respectively.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

Restricted Stock Awards

The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2008, the Company granted 290,000 restricted stock awards (“awards”) to certain employees of the Company. During 2009, the Company granted 310,000 awards to certain employees and 66,016 awards to non-employees of the Company. During 2010, the Company granted 780,000 awards to certain employees of the Company. These awards cliff vest after one to five years, provided that the employee remains continuously employed and the non-employee continues service through the issuance date. Also during 2010, the Company granted 33,000 awards, which vested immediately, to a certain employee of the Company. On December 31, 2009, the Company granted restricted stock awards to three non-employee directors of the Company who are unaffiliated with Oaktree Capital Management, LLC (“Oaktree”) and MTS Health Investors, LLC (“MTS”) (“unaffiliated directors”) equal to 13,672 shares of common stock each. These awards to unaffiliated directors cliff vest after one year based on the unaffiliated directors’ continued service with the Company through that date. For the quarters ended September 30, 2009 and 2010, the Company recorded share-based payment related to restricted stock awards of $704 and $781, respectively. For the nine months ended September 30, 2009 and 2010, the Company recorded share-based payment related to restricted stock awards of $2,010 and $2,211, respectively. The weighted-average grant date fair value of restricted stock awards granted during the quarters ended September 30, 2009 and 2010 was $5.25 and $2.12 per share, respectively. The weighted-average grant date fair value of restricted stock awards granted during the nine months ended September 30, 2009 and 2010 was $6.26 and $5.34 per share, respectively.

The following table summarizes the Company’s unvested restricted stock activity:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2009	601,016	$7.11
Granted	813,000	5.34
Vested	(33,000)	1.96
Canceled	(15,000)	5.25

Unvested at September 30, 2010	1,366,016	$6.20

At September 30, 2010, the total unrecognized fair value share-based payment related to restricted stock awards granted to employees was $4,864, which is expected to be recognized over a remaining weighted-average period of 1.99 years. At September 30, 2010, the total unrecognized fair value share-based payment related to the restricted stock awards granted to unaffiliated directors was $60, which is expected to be recognized over a remaining weighted-average period of 0.25 years. The unaffiliated directors will each receive a restricted stock award on December 31, 2010 and each December 31 thereafter (the “Grant Date”) of the number of shares of common stock having a value equal to $80, rounded down to the nearest whole share, and calculated using the average share price of the Company’s stock over the fifteen-day period preceding the Grant Date. Such restricted stock awards will fully vest one year after the Grant Date based on the continued service of the non-employee director through the vesting date. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations.

Stock Bonus Award

During 2006 and 2007, the Company granted stock bonus awards to certain employees of the Company. On the issuance date, the Company issued a number of shares of the Company’s common stock (“shares”), equal to the award divided by the fair market value of the shares at that time. During the nine months ended September 30, 2009, the Company issued 125,470 shares related to the stock bonus awards granted in 2006. During the nine months ended September 30, 2010, the Company issued 87,565 shares related to the stock bonus awards granted in 2007. For the quarter and nine months ended September 30, 2009, the Company recorded share-based payment related to these grants of $42 and $125, respectively. There are no unvested stock bonus awards as of December 31, 2009.

4. Recent Accounting Pronouncements

Variable Interest Entities Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities” (“ASU 2009-17”), enhances the current guidance on

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

disclosure requirements for companies with financial interests in a variable interest entity. ASU 2009-17 replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (a) the obligation to absorb losses of the entity or (b) the right to receive benefits from the entity. ASU 2009-17 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power of voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASU 2009-17 requires additional disclosures about an enterprise’s involvement in variable interest entities. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009, with early application prohibited. The Company adopted the provisions of ASU 2009-17 on January 1, 2010. The adoption of ASU 2009-17 did not have a material impact on the Company’s results of operations, cash flows or financial position.

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

Debt The fair value of the Company’s fixed-rate debt was based on open bid/ask quotations of those notes at December 31, 2009 and September 30, 2010. The carrying amount of variable-rate borrowings at September 30, 2010 approximates fair value estimated based on current market rates and credit spreads for similar debt instruments.

Derivative instruments Fair value was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2009		September 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$111,884	$111,884	$103,624	$103,624
Fixed-rate debt	193,115	184,189	187,738	179,550
Variable-rate debt	450,897	450,897	448,382	448,382
Derivative instruments—asset position	59	59	311	311
Derivative instruments—liability position	2,409	2,409	913	913

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

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

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 825 pricing levels as of September 30, 2010:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$103,624	$103,624	$—	$—
Interest rate contracts—asset position	311	—	311	—
Interest rate contracts—liability position	876	—	876	—
Fuel swap—liability position	37	—	—	37

The following table summarizes the Company’s fair value measurements of derivative instruments using significant unobservable inputs (Level 3):

Balance as of December 31, 2009	$59
Total gains or losses (realized/unrealized)
Included in earnings	106
Included in other comprehensive income	(202)

Balance as of September 30, 2010	$(37)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$106

The Company’s derivative instruments are primarily pay-fixed, receive-variable interest rate swaps and caps based on LIBOR swap rate. The Company has elected to use the income approach to value these derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for interest rate swap and cap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates at commonly quoted intervals and implied volatilities for options). The Company has identified both a public and a private data source for use in valuing the Department of Energy (“DOE”) diesel fuel swap. There appears to be a material difference in the pricing for diesel fuel contracts traded on NYMEX and the pricing that brokers make available to retail clients hedging changes in the DOE average national diesel fuel price as executed by the Company. As a

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

result the Company has elected to use broker data available from its counterparty and informally corroborated by a second broker to fair value the diesel fuel swap. The September 30, 2010 over-the-counter forward rates were compared to the fixed rates executed by the Company for each forward date. The loss on each forward date was then present valued at LIBOR plus a credit spread of 3.5%. Mid-market pricing is used as a practical expedient for fair value measurements. ASC 820 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness and the Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments. For additional information please see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

6. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance at January 1, 2009	$193,430
Goodwill acquired during the period	378
Adjustments to goodwill during the period	435

Balance at December 31, 2009	194,243
Goodwill acquired during the period	17,745
Adjustments to goodwill during the period	485

Balance at September 30, 2010	$212,473

Intangible assets consisted of the following:

	December 31, 2009			September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$89,708	$(41,701)	$48,007	$106,163	$(48,158)	$58,005
Other	16,407	(8,825)	7,582	21,856	(11,569)	10,287

Total amortizing intangible assets	$106,115	$(50,526)	$55,589	$128,019	$(59,727)	$68,292

Intangible assets not subject to amortization			44,599			44,127

Total other intangible assets			$100,188			$112,419

In accordance with ASC 350, “Intangibles—Goodwill and Other”, the Company has selected to perform an annual impairment test for goodwill and indefinite life intangible assets based on the financial information as of September 30, or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company compares the fair value of its reporting units to its carrying amount to determine if there is potential impairment. The fair value of the reporting unit is determined by an income approach and a market capitalization approach. Significant management judgment is required in the forecasts of future operating results that are used in the income approach. The estimates that the Company has used are consistent with the plans and estimates that it uses to manage its business. The Company bases its fair value estimates on forecasted revenue and operating costs which include a number of factors including, but not limited to, securing new customers, retention of existing customers, growth in imaging and radiation oncology revenues and the impact of continued cost savings initiatives. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If the actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur an impairment charge. A significant decrease in the future market capitalization of the Company may also indicate that an impairment charge may be incurred in connection with a future impairment test. In 2009 and the first nine months of 2010, the Company concluded that no impairment was present in its goodwill or other intangible assets.

The Company uses the estimated useful life to amortize customer contracts, which is a weighted-average of 12 years. Other intangible assets subject to amortization are estimated to have a weighted average useful life of six years. Amortization expense for intangible assets subject to amortization was $2,721 and $3,308 for the quarters ended September 30, 2009 and

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

2010, respectively, and $8,259 and $9,201 for the nine months ended September 30, 2009 and 2010, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.

Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2010	$12,824
2011	12,991
2012	11,429
2013	8,593
2014	6,920
2015	6,190

7. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31, 2009	September 30, 2010
Accrued systems rental and maintenance costs	$1,128	$2,000
Accrued site rental fees	1,079	1,205
Accrued property and sales taxes payable	16,037	15,957
Accrued self-insurance expense	6,095	6,114
Other accrued expenses	8,548	9,066
Accrued contingent payments	—	3,958

Total	$32,887	$38,300

8. Long-Term Debt and Senior Subordinated Credit Facility

Long-term debt consisted of the following:

	December 31, 2009	September 30, 2010
Term loan facility	$460,000	$456,550
Discount on term loan facility of 5.88%	(9,103)	(8,168)
Senior subordinated notes	5,582	—
Senior notes	190,000	190,000
Discount on senior notes of 8.25%	(2,467)	(2,262)
Equipment debt	23,878	19,494

Long-term debt, including current portion	667,890	655,614
Less current portion	16,902	10,139

Long-term debt	$650,988	$645,475

The remaining $5,582 of the 7 1/4 % Notes were redeemed in January 2010 at a redemption price equal to 100% of the principal amount, together with accrued interest to the redemption date.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

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

Cash Flow Hedges

Interest Rate Cash Flow Hedges

The Company has entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the nine months ended September 30, 2009 and 2010, the Company had interest rate swap and cap agreements to hedge approximately $242,250 and $242,719 of its variable rate bank debt, respectively, or 36.5% and 37.0% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $843 from accumulated other comprehensive loss to interest expense and other, net.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

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

Quantitative information about the Company’s derivatives’ impact on performance and operations is provided below:

	Asset Derivatives as of September 30, 2010
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under
Interest rate contracts	Other assets	$311

	Liability Derivatives as of September 30, 2010
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under
Interest rate contracts	Other liabilities	$876
Diesel fuel swaps	Other liabilities	$37

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

The Effect of Designated Derivative Instruments on the Statement of Operations

For the Quarter Ended September 30, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(1,977)	Interest expense and other, net	$(1,158)	Interest expense and other, net	$(7)
Diesel fuel swap	(67)	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	9	Other (income) and expense, net	—

Total	$(2,044)		$(1,149)		$(7)

The Effect of Designated Derivative Instruments on the Statement of Operations

For the Nine Months Ended September 30, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(4,302)	Interest expense and other, net	$(2,552)	Interest expense and other, net	$(25)
Diesel fuel swap	26	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	(26)	Other (income) and expense, net	(8)

Total	$(4,276)		$(2,578)		$(33)

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

The Effect of Designated Derivative Instruments on the Statement of Operations

For the Quarter Ended September 30, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(279)	Interest expense and other, net	$(907)	Interest expense and other, net	$—
Diesel fuel swap	47	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	(78)	Other (income) and expense, net	—

Total	$(232)		$(985)		$—

The Effect of Designated Derivative Instruments on the Statement of Operations

For the Nine Months Ended September 30, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(1,308)	Interest expense and other, net	$(3,196)	Interest expense and other, net	$—
Diesel fuel swap	(202)	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	(141)	Other (income) and expense, net	—

Total	$(1,510)		$(3,337)		$—

The Effect of Non-Designated Derivative Instruments on the Statement of Operations

For the Quarter Ended September 30, 2009

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$218
Diesel fuel swap	Other (income) and expense, net	92

Total		$310

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations

For the Nine Months Ended September 30, 2009

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$1,225
Diesel fuel swap	Other (income) and expense, net	46

Total		$1,271

The Effect of Non-Designated Derivative Instruments on the Statement of Operations

For the Quarter Ended September 30, 2010

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(46)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations

For the Nine Months Ended September 30, 2010

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(349)

10. Income Taxes

For the quarter and nine months ended September 30, 2010, the Company recorded an income tax benefit of $799 and $1,485, or 45.0% and 32.7%, of the Company’s pretax loss, respectively. For the quarter and nine months ended September 30, 2009, the Company recorded a provision for income taxes of $2,053 and $8,269, or 40.5% and 41.8%, of the Company’s pretax income, respectively. Income tax (benefit) expense for the quarters and nine months ended September 30, 2010 and 2009 were based on estimated annual effective tax rates applied to pretax income (loss), adjusted for discrete items. The Company’s effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

As of September 30, 2010, the Company has provided a liability for $1,414 for unrecognized tax benefits related to various federal and state income tax matters. The tax effected amount would reduce the Company’s effective income tax rate if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2010, the Company had approximately $159 in accrued interest and penalties which is included as a component of the $1,414 unrecognized tax benefit noted above.

The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2007 through 2009. The Company’s state income tax returns are generally open to audit under statutes of limitation for the years ended December 31, 2005 through 2009. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

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

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Numerator:
Net income (loss) attributable to Alliance
HealthCare Services, Inc.	$3,022	$(980)	$11,517	$(3,063)

Denominator:
Denominator for basic earnings per share
—weighted-average shares	51,765	52,762	51,691	52,755
Effect of dilutive securities:
Employee stock options	249	—	466	—

Denominator for diluted earnings per share
—adjusted weighted-average shares	52,014	52,762	52,157	52,755

Earnings (loss) per common share attributable to
Alliance HealthCare Services, Inc.:
Basic	$0.06	$(0.02)	$0.22	$(0.06)

Diluted	$0.06	$(0.02)	$0.22	$(0.06)

Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	2,530	4,270	2,220	4,321
Average exercise price per share that exceeds average market price of common stock	$8.57	$7.14	$8.89	$7.15

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At September 30, 2010, the Company has determined that no liability is necessary related to these guarantees and indemnities.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

In connection with the Company’s acquisition of Medical Outsourcing Services, LLC (“MOS”) in the third quarter of 2008, the Company subsequently identified a Medicare billing practice related to a portion of MOS’s retail billing operations that raised compliance issues under Medicare reimbursement guidelines. The practice was in place prior to the acquisition and was discontinued when the Company became aware of it. In accordance with its corporate compliance program, the Company has entered into discussions with representatives of the federal government to advise them of the issue and seek guidance on appropriate next steps. The discussions are ongoing and no resolution has yet been reached. Although the government may seek repayment and penalties relating to the billing practice, the Company does not expect that such repayment and penalties, if imposed on the Company, would have a material impact on the Company’s results of operations, cash flows or financial position because the Company believes the amounts it would owe will be substantially or fully off-set by recoveries under the indemnification provisions of the MOS acquisition purchase agreement. Pursuant to the terms of the purchase agreement, in June 2010 the Company commenced arbitration proceedings related to this matter.

The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

13. Related-Party Transactions

On April 16, 2007, Oaktree and MTS purchased 24,501,505 shares of the Company’s common stock from a fund managed by an affiliate of Kohlberg Kravis Roberts & Co (“KKR”). Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. At September 30, 2010, Oaktree and MTS owned in the aggregate approximately 49.6% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.

Revenues from management agreements with unconsolidated equity investees were $3,315 and $3,151 during the quarters ended September 30, 2009 and 2010, respectively. Revenues from management agreements with unconsolidated equity investees were $11,483 and $9,678 during the nine months ended September 30, 2009 and 2010, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which are included in the management agreement revenue, who reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as costs of revenues and the reimbursement as revenue in its condensed consolidated statements of operations. For the quarters ended September 30, 2009 and 2010, the amounts of the revenues and expenses were $2,507 and $2,358, respectively. For the nine months ended September 30, 2009 and 2010, the amounts of the revenues and expenses were $8,979 and $7,019, respectively.

14. Investments in Unconsolidated Investees

The Company has direct ownership in six unconsolidated investees at September 30, 2010. The Company owns between 33.3% and 50% of these investees and provides management services under agreements with four of these investees, expiring at various dates through 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

Set forth below is certain financial data for Alliance-HNI, LLC and its subsidiaries, one of the Company’s unconsolidated investees:

	December 31, 2009	September 30, 2010
Balance Sheet Data:
Current assets	$4,469	$4,242
Noncurrent assets	15,409	12,205
Current liabilities	4,068	3,546
Noncurrent liabilities	5,486	3,952

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Combined Operating Results:
Revenues	$5,466	$4,757	$17,130	$14,569
Expenses	3,697	3,061	12,303	9,256
Net income	1,749	1,696	4,827	5,313
Earnings from unconsolidated investees	873	848	2,091	2,658

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

Set forth below is certain financial data for the aggregate of the Company’s unconsolidated investees, including Alliance-HNI, LLC and its subsidiaries:

	December 31, 2009	September 30, 2010
Balance Sheet Data:
Current assets	$7,463	$6,924
Noncurrent assets	23,522	19,294
Current liabilities	5,560	5,125
Noncurrent liabilities	7,033	5,025

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Combined Operating Results:
Revenues	$8,176	$6,947	$24,668	$20,797
Expenses	5,661	5,081	18,942	14,968
Net income	2,515	1,866	5,726	5,829
Earnings from unconsolidated investees	1,260	922	2,678	2,900

15. Stockholders’ Equity

The following table summarizes consolidated stockholders’ equity, including noncontrolling interest.

								Stockholders’ Equity
					Additional Paid-In (Deficit) Capital	Accumulated Comprehensive Income (Loss)		Attributable to		Total Stockholders’ Equity
	Common Stock		Treasury Stock				Retained	Alliance HealthCare	Noncontrolling
	Shares	Amount	Shares	Amount			Earnings	Services, Inc.	Interest
Balance at December 31, 2009	52,025,014	$516	(386,703)	$(2,333)	$10,652	$(2,392)	$21,477	$27,920	$6,842	$34,762
Exercise of common stock options	1,250	—			68	—	—	68		68
Issuance of restricted stock	798,000	8			—	—	—	8		8
Purchase of treasury stock		(1)	(10,709)	(46)				(47)		(47)
Share-based payment					4,189	—	—	4,189		4,189
Share-based payment income tax detriment					(18)	—	—	(18)		(18)
Unrealized gain on hedging transaction, net of tax					—	1,095	—	1,095		1,095
Acquired noncontrolling interest								—	5,036	5,036
Net contributions / (distributions)					—			—	(3,107)	(3,107)
Net (loss) income	—	—	—	—	—	—	(3,063)	(3,063)	2,854	(209)

Balance at September 30, 2010	52,824,264	$523	(397,412)	$(2,379)	$14,891	$(1,297)	$18,414	$30,152	$11,625	$41,777

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

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

In the third quarter of 2010, the Radiation Oncology segment met the quantitative thresholds for separate reporting. As such, management has presented segment information for the quarter and nine months ended September 30, 2010. Prior period segment information has been included for comparative purposes. The Imaging segment is comprised of diagnostic imaging services including MRI, PET/CT and other imaging services. The Radiation Oncology segment is comprised of radiation oncology services. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on Revenue, Segment Income and Net Income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of the Notes to the Condensed Consolidated Financial Statements. Additionally, the Company does not consider its wholesale revenue and retail revenue sources to constitute separate operating segments as discrete financial information does not exist and is not provided to the CODM.

The following table summarizes the Company’s revenue by segment:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenue
Imaging	$115,378	$109,386	$359,603	$328,285
Radiation Oncology	8,849	11,704	26,428	32,873
Corporate / Other	—	—	—	—

Total	$124,227	$121,090	$386,031	$361,158

Segment income represents net income before interest expense, net of interest income; income taxes; depreciation expense; amortization expense; net income attributable to noncontrolling interests; non-cash share-based compensation; severance and related costs; loss on extinguishment of debt; fees and expenses related to acquisitions and non-cash losses on sales of equipment. Segment income is the most frequently used measure of each segment’s performance by the CODM and is commonly used in setting performance goals. The following table summarizes the Company segment income:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Segment income
Imaging	$49,664	$43,018	$153,726	$132,215
Radiation Oncology	2,713	3,555	7,758	9,178
Corporate / Other	(6,153)	(6,149)	(19,421)	(18,295)

Total	$46,224	$40,424	$142,063	$123,098

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

The reconciliation of Net income (loss) to total segment income is shown below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Net income attributable to Alliance HealthCare Services, Inc.	$3,022	$(980)	$11,517	$(3,063)
Income tax expense (benefit)	2,053	(799)	8,269	(1,485)
Interest expense and other, net	11,166	12,629	33,380	38,752
Amortization expense	2,721	3,308	8,258	9,201
Depreciation expense	24,184	22,995	71,378	69,780
Share-based payment (included in selling, general and administrative expenses)	1,445	1,329	4,443	4,159
Noncontrolling interest in subsidiaries	783	880	2,030	2,854
Severance and related costs	462	303	750	846
Transaction costs	79	756	880	1,543
Other non-cash charges (included in other income and expenses, net)	309	3	1,158	511

Total segment income	$46,224	$40,424	$142,063	$123,098

Net income for the Imaging and Radiation Oncology segments does not include charges for interest expense, net of interest income, income taxes or certain selling, general and administrative expenses. These costs are charged against the Corporate / Other segment. The following table summarizes the Company’s net income (loss) by segment:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Net income (loss)
Imaging	$25,966	$21,292	$76,061	$56,751
Radiation Oncology	1,037	1,479	3,203	3,530
Corporate / Other	(23,981)	(23,751)	(67,747)	(63,344)

Total	$3,022	$(980)	$11,517	$(3,063)

The following table summarizes the Company’s identifiable assets by segment:

	As of December 31, 2009	As of September 30, 2010
Identifiable assets
Imaging	$636,780	$624,758
Radiation Oncology	82,246	97,584
Corporate / Other	168,810	161,610

Total	$887,836	$883,952

The following table summarizes the Company’s goodwill by segment:

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

	As of December 31, 2009	As of September 30, 2010
Goodwill
Imaging	$178,432	$192,564
Radiation Oncology	15,811	19,909
Corporate / Other	—	—

Total	$194,243	$212,473

The increase in goodwill in the Imaging segment was primarily due to the acquisitions completed in the second quarter of 2010. The increase in goodwill in the Radiation Oncology segment was primarily due to the acquisition completed in the third quarter of 2010. For more information please refer to Notes 2 and 6 of the Notes to the Condensed Consolidated Financial Statements.

Capital expenditures in the Imaging segment and the Radiation Oncology segment were $15,198 and $405, respectively, for the quarter ended September 30, 2010, and $40,760 and $3,075, respectively, for the nine months ended September 30, 2010. Capital expenditures in the Imaging segment and the Radiation Oncology segment were $16,438 and $1,087, respectively, for the quarter ended September 30, 2009, and $48,600 and $2,789, respectively, for the nine months ended September 30, 2009.

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

MRI, PET/CT and radiation oncology services generated 45%, 39% and 9% of our revenue, respectively, for the nine months ended September 30, 2010 and 48%, 40% and 7% of our revenue, respectively, for the nine months ended September 30, 2009. Our remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (“CT”) and management contract revenue. We had 521 diagnostic imaging and radiation oncology systems, including 301 MRI systems and 125 positron emission tomography (“PET”) or PET/CT systems, and served over 1,000 hospitals and other healthcare partners in 46 states at September 30, 2010. We operated 126 fixed-site imaging centers (three in unconsolidated joint ventures), which constitute systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups’ offices, and free-standing fixed-site imaging centers, which include systems installed in a medical office building, ambulatory surgical center, or other retail space at September 30, 2010. Of the 126 fixed-site imaging centers, 98 were MRI fixed-site imaging centers, 20 were PET or PET/CT fixed-site imaging centers, five were other modality fixed-site imaging centers and three were in unconsolidated joint ventures. We also operated 26 radiation oncology centers and stereotactic radiosurgery facilities (including two radiation oncology centers in unconsolidated joint ventures) at September 30, 2010.

Approximately 81% and 80% of our revenues for the nine months ended September 30, 2010 and 2009, respectively, were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients’ receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

Approximately 19% and 20% of our revenues for the nine months ended September 30, 2010 and 2009, respectively, were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenue. Our revenue from these sites is generated from direct billings to patients or their third-party payors, including Medicare, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

Fixed-site imaging centers and radiation oncology centers can be structured as either wholesale or retail arrangements. Our contracts for radiation oncology services average approximately 10 to 20 years in length. Revenues from these centers are included in either our wholesale or retail revenues.

With respect to our retail business, for services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene. For 2010, the Centers for Medicare and Medicaid Services (“CMS”) projected a rate reduction of 21.2% under the statutory formula unless Congress intervened again to avoid the payment reduction. A number of legislative initiatives have prevented this reduction thus far, but on an incremental basis. The latest was the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, signed into law on June 25, 2010, which not only prevented the rate reduction, but also increased payment rates by 2.2%, effective June 1, 2010 through November 30, 2010. These payment rates are currently scheduled to be reduced under the statutory formula on December 1, 2010 and then again on January 1, 2011. CMS is currently projecting that the total reduction in payment rates will be 24.9%. If Congress fails to intervene to prevent the negative update factor in the future, the resulting decrease in payment will adversely impact our revenues and results of operations.

For retail services furnished on or after July 1, 2010, CMS began implementing a 50% reduction in reimbursement for multiple images on contiguous body parts, as mandated by the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”). This is a 25% increase from prior years. In its final Medicare Physician Fee Schedule rule for calendar year 2011, effective January 1, 2011, CMS will apply the same reduction to certain CT and CT angiography (“CTA”), MRI and MR angiography (“MRA”), and ultrasound services furnished to the same patient in the same session, regardless of the imaging modality, and not limited to contiguous body areas. CMS projects that the final rule will reduce payment for 20% more services than the current multiple procedure payment reduction policy. CMS expects that the final rule will primarily reduce payments for radiology services and to freestanding diagnostic imaging centers, such as our retail business. At this time, we do not believe that the multiple procedure payment reductions will have a material impact on our future retail revenues.

Regulatory updates to the Physician Fee Schedule for calendar year 2010 include reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the previous 50% usage rate to a 90% usage rate. This utilization change, to be phased in over a four-year period, applies to MRI and CT scans, but not for radiation therapy and other therapeutic equipment. The PPACA superseded CMS’s assumed usage rate for such equipment and, beginning on January 1, 2011, the PPACA requires CMS to use a 75% utilization rate. For 2011, CMS also finalized its proposed rule to expand the list of services to which the higher equipment utilization rate assumption applies to include certain diagnostic CTA and MRA procedures using similar CT and MRI scanners that cost more than $1 million. At this time, we estimate that the new usage assumptions for MRI and CT scans under the PPACA, which is to take effect on January 1, 2011, will not have a material impact on our future retail revenues.

Other regulatory changes to the 2010 Medicare Physician Fee Schedule involve revaluing certain components of the fee schedule payment rate, which impact radiology and other diagnostic tests, including the services we provide. Some of these changes are being transitioned over a four year period, with full implementation in 2013. For the 2010 transition payment, CMS estimated that the aggregate impact of its changes (which include the changes in the equipment utilization rate discussed above) results in a 1% reduction in radiation oncology, 5% reduction in radiology, 18% reduction in nuclear medicine and 12% reduction for all suppliers providing the technical component of diagnostic tests generally. To date these changes have not had a material impact on our retail revenues. Effective January 1, 2011, CMS made further adjustments to the fee schedule so that specialties that have a higher proportion of the payment rate attributable to operating expenses such as equipment and supplies, which include radiation oncology, will experience an increase in aggregate payments. In addition, as a result of adjustments to codes identified to be misvalued, radiation oncology specialties and suppliers providing the technical component of diagnostic tests are among the entities that will experience decreases in aggregate payment. Some of these changes will be transitioned, and CMS estimates that the impact for 2011 (which include the changes in the equipment utilization rate discussed above as well as the expanded multiple procedure payment reductions for certain imaging services) will be a 1% reduction in radiation oncology, 10% reduction in radiology, 4% reduction in nuclear medicine and 15% reduction for all suppliers providing the technical component of diagnostic tests generally. These estimated impacts are calculated prior to the application of the negative update factor discussed above. At this time, we do not believe that the regulatory changes will have a material impact on our future retail revenues.

In addition to annual updates to the Medicare Physician Fee Schedule, as indicated above, CMS also publishes regulatory changes to the hospital outpatient prospective payment system (“HOPPS”) on an annual basis. These payments are the amounts received by our hospital clients for hospital outpatient services and summarized in the table below:

	2008 Payment	2009 Payment	2010 Payment	2011 Payment
Nonmyocardial PET and PET/CT scan	$1,057	$1,037	$1,037	$1,042

Myocardial PET scan	$1,400	$1,157	$1,433	$1,107

Stereotactic radiosurgery treatment delivery systems (depending on the level of service)	$1,057 - $8,055	$952 - $7,642	$963 - $7,344	$977 - $7,661

The PET and PET/CT Medicare HOPPS rate reductions did not have a material negative effect on revenue and earnings in 2008, 2009 or the first nine months of 2010. At this time, however, we cannot predict the impact the rate reductions will have on our future revenues or business.

The 2011 HOPPS and Medicare Physician Fee Schedule rules also implemented a number of PPACA provisions, including the waiver of beneficiary cost-sharing for certain preventive services covered under Medicare, such as screening mammograms and colonoscopies. Effective January 1, 2011, Medicare beneficiaries will no longer be required to satisfy their deductibles or pay a copayment amount for these services. CMS states that by eliminating these out-of-pocket costs, beneficiaries will be encouraged to make full use of their Medicare preventive benefits. At this time, we cannot predict whether these changes will have a material impact on the demand for our services and/or our future revenues.

Over the past few years, the growth rate of MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, additional patient-related cost-sharing programs and an increasing trend of third-party payors intensifying their utilization management efforts, for example through benefit managers who require preauthorizations, to control the growth rate of imaging services generally. We expect that these trends will continue throughout the remainder of 2010 and into 2011. Another recent initiative to potentially reduce utilization of certain imaging services, authorized under MIPPA, is the Medicare Imaging Demonstration, which is designed to collect data regarding physician use of advanced diagnostic imaging services. This information would be used to determine the appropriateness of services by developing medical specialty guidelines for advanced imaging procedures within three designated modalities (MRI, CT and nuclear medicine). The demonstration is scheduled to begin on January 1, 2011 and will operate for two years.

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

We have experienced and continue to experience an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers, or OEMs, selling systems directly to certain of our clients, as well as medical groups. Typically, OEMs target our higher scan volume clients. This increase in activity by OEMs has resulted in overcapacity of systems in the marketplace. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace lost higher volume clients typically with lower volume clients. Our non scan-based MRI business has been impacted by a decline in the number of hospital construction projects, driven by a decrease in new MRI systems being added by hospitals in their facilities and a decrease in the number of equipment upgrades occurring in the hospital market. Additionally, a growing number of medical groups have added imaging capacity within their practice setting which further increases competition in the industry. Our MRI revenues decreased in the first nine months of 2010 compared to 2009 due to the factors described above, and we believe that MRI revenues will continue to decline in future years.

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies which continued into 2010 and have not fully recovered. Continued concerns about the systemic impact of potential long-term and wide-spread recession, inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased market volatility and diminished expectations for the United States economy. Added concerns fueled by the United States government financial assistance to certain companies and other federal government’s interventions in the United States financial system have led to increased market uncertainty and instability in both United States and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence, increased unemployment, increased tax rates and governmental budget deficits and debt levels have contributed to volatility of unprecedented levels. We believe our MRI and PET/CT scan volumes have been impacted during 2009 and the first nine months of 2010 and will continue to be impacted in the remainder of 2010 by high unemployment rates, the number of under-insured or uninsured patients, the reported decline in physician office visits, hospitals adding imaging services in order to enhance hospital profitability and other conditions arising from the global economic conditions described above. At this time, it is unclear what impact this might have on our future revenues or business.

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

We perform an annual impairment test for goodwill and indefinite life intangible assets based on financial information as of September 30, or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We compare the fair value of our reporting units to their carrying amounts to determine if there is potential impairment. Significant judgment is required in the forecasts of future operating results that are used in this evaluation. We base the fair value estimates on forecasted revenue and operating costs which include a number of factors including, but not limited to, securing new customers, retention of existing customers, growth in imaging and radiation oncology revenues and the impact of continued cost savings initiatives. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If the actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur an impairment charge. A significant decrease in our future market capitalization may also indicate that an impairment charge may be incurred in connection with a future impairment test. In 2009 and the first nine months of 2010, we concluded that no impairment was present in goodwill or other intangible assets.

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

Results of Operations

The following table shows our consolidated statements of operations as a percentage of revenues for each of the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of revenues, excluding depreciation and amortization	52.7	54.8	52.3	54.5
Selling, general and administrative expenses	12.7	14.0	13.2	13.7
Transaction costs	0.1	0.6	0.2	0.4
Severance and related costs	0.4	0.3	0.2	0.2
Depreciation expense	19.4	19.0	18.5	19.3
Amortization expense	2.2	2.7	2.1	2.6
Interest expense and other, net	9.0	10.4	8.7	10.8
Other (income) and expense, net	(0.2)	(0.3)	(0.2)	(0.2)

Total costs and expenses	96.3	101.5	95.0	101.3

Income (loss) before income taxes (benefit), earnings from unconsolidated investees and noncontrolling interest, net of tax	3.7	(1.5)	5.0	(1.3)
Income tax expense (benefit)	1.7	(0.6)	2.2	(0.5)
Earnings from unconsolidated investees	(1.0)	(0.8)	(0.7)	(0.8)

Net income (loss)	3.0	(0.1)	3.5	0.0
Less: Net income attributable to noncontrolling interest, net of tax	(0.6)	(0.7)	(0.5)	(0.8)

Net income (loss) attributable to Alliance HealthCare Services, Inc.	2.4%	(0.8)%	3.0%	(0.8)%

The table below provides MRI statistical information for each of the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
MRI statistics
Average number of total systems	276.7	285.0	282.4	278.1
Average number of scan-based systems	240.2	242.1	242.9	236.9
Scans per system per day (scan-based systems)	8.74	8.24	9.01	8.29
Total number of scan-based MRI scans	141,392	128,913	441,886	380,734
Price per scan	$383.92	$380.87	$379.99	$383.71

The table below provides PET and PET/CT statistical information for each of the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
PET and PET/CT statistics
Average number of systems	119.2	118.0	115.2	118.8
Scans per system per day	5.88	5.59	6.02	5.70
Total number of PET and PET/CT scans	45,415	43,401	136,085	132,201
Price per scan	$1,089	$1,047	$1,105	$1,063

Following are the components of revenue (in millions) for each of the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Total MRI revenue	$58.8	$54.1	$184.0	$161.2
PET/CT revenue	50.0	45.8	152.7	142.4
Radiation oncology revenue	8.8	11.7	26.4	32.9
Other modalities and other revenue	6.6	9.5	22.9	24.7

Total	$124.2	$121.1	$386.0	$361.2

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Total fixed-site imaging center revenue (in millions)	$27.7	$30.3	$86.6	$86.8

Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009

Revenue decreased $3.1 million, or 2.5%, to $121.1 million in the third quarter of 2010 compared to $124.2 million in the third quarter of 2009 due to a decrease in MRI revenues and PET/CT revenues, partially offset by an increase in radiation oncology revenues and other modalities and other revenue. MRI revenue decreased $4.7 million in the third quarter of 2010, or 7.9%. Scan-based MRI revenue decreased $5.2 million in the third quarter of 2010, or 9.5%, compared to the third quarter of 2009, to $49.1 million in the third quarter of 2010 from $54.3 million in the third quarter of 2009. Scan-based MRI scan volume decreased 8.8% to 128,913 scans in the third quarter of 2010 from 141,392 scans in the third quarter of 2009, primarily due to a decrease in client demand, the increase in the unemployment rate during 2009, which persisted throughout the first nine months of 2010, and the related increase of uninsured and under-insured patients. Average scans per system per day decreased by 5.7% to 8.24 in the third quarter of 2010 from 8.74 in the third quarter of 2009. The average price per MRI scan decreased to $380.87 per scan in the third quarter of 2010 from $383.92 per scan in the third quarter of 2009. These decreases were partially offset by an increase in the average number of scan-based systems in service, which increased to 242.1 systems in the third quarter of 2010 from 240.2 systems in the third quarter of 2009. Non scan-based MRI revenue increased $0.5 million in the third quarter of 2010 over the same period in 2009. PET and PET/CT revenue in the third quarter of 2010 decreased $4.2 million, or 8.4%, compared to the third quarter of 2009. Total PET and PET/CT scan volumes decreased 4.4% to 43,401 scans in the third quarter of 2010 from 45,415 scans in the third quarter of 2009, primarily due to a decrease in client demand, the increase in the unemployment rate during 2009, which persisted throughout the first nine months of 2010, and the related increase of uninsured and under-insured patients. Scans per system per day decreased 4.9% to 5.59 scans per system per day in the third quarter of 2010 from 5.88 scans per system per day in the third quarter of 2009. The average price per PET and PET/CT scan decreased to $1,047 per scan in the third quarter of 2010 compared to $1,089 per scan in the third quarter of 2009. The average number of PET and PET/CT systems in service decreased to 118.1 systems in the third quarter of 2010 from 119.2 systems in the third quarter of 2009. Radiation oncology revenue increased $2.9 million, or 32.3%, to $11.7 million in the third quarter of 2010 compared to $8.8 million in the third quarter of 2009, primarily due to an increase in treatments performed in our core radiation oncology business and revenue related to the acquisition located in Pine Bluff, Arkansas (“Pine Bluff”). Other modalities and other revenue increased $2.9 million, or 42.7%, to $9.5 million in the third quarter of 2010 compared to $6.6 million in the third quarter of 2009, primarily due to an increase in revenue related to the acquisition of Radiology 24/7, LLC (“RAD 24/7”). Included in the revenue totals above is fixed-site imaging center revenues, which increased $2.6 million, or 9.5%, to $30.3 million in the third quarter of 2010 from $27.7 million in the third quarter of 2009.

We had 301 MRI systems at September 30, 2010, compared to 288 MRI systems at September 30, 2009. We had 125 PET and PET/CT systems at September 30, 2010, compared to 126 PET and PET/CT systems at September 30, 2009. We operated 126 fixed-site imaging centers (including three in unconsolidated investees) at September 30, 2010, compared to 110 fixed-site imaging centers (including three in unconsolidated investees) at September 30, 2009. We operated 26 radiation oncology centers (including two in unconsolidated investees) at September 30, 2010, compared to 23 radiation oncology centers (including two in unconsolidated investees) at September 30, 2009.

Cost of revenues, excluding depreciation and amortization, increased $0.8 million, or 1.2%, to $66.3 million in the third quarter of 2010 compared to $65.5 million in the third quarter of 2009. Outside medical services increased $2.4 million, or 91.3%, primarily as a result of an increase in professional services related to the acquisition of RAD 24/7. License, taxes and other fees increased $0.4 million, or 54.9% primarily due to an increase in property taxes related to an increase in MRI systems in use. Compensation and related employee expenses decreased $0.8 million, or 2.6%, primarily as a result of a decrease in average headcount. Medical supplies decreased $0.7 million, or 9.9%, primarily as a result of a decrease in the number of PET and PET/CT scans, which use a radiopharmaceutical as a component of the PET and PET/CT scan. Equipment rental costs decreased $0.5 million, or 69.2%, primarily due to a lower number of rental systems in use to support current clients as a result of improved system utilization. Cost of revenues, as a percentage of revenue, increased to 54.8% in the third quarter of 2010 from 52.7% in the third quarter of 2009 as a result of the factors described above.

Selling, general and administrative expenses increased $1.2 million, or 7.4%, to $16.9 million in the third quarter of 2010 compared to $15.7 million in the third quarter of 2009. Compensation and related employee expenses increased $1.2 million, or 13.6%, primarily as a result of investments in the infrastructure of the oncology division and professional services. The provision for doubtful accounts increased $0.1 million, or 21.5%, due to an increase in the provision for doubtful accounts related to increased retail revenue generated from acquisitions completed in 2010. The provision for doubtful accounts as a percentage of revenue was 0.3% in the third quarter of 2010 compared to 0.2% of revenue in the third quarter of 2009. All other selling, general and administrative expenses decreased $0.1 million, or 2.3%. Selling, general and administrative expenses as a percentage of revenue were 14.0% and 12.7% in the third quarters of 2010 and 2009, respectively.

We recorded transaction costs of $0.8 million in the third quarter of 2010 compared to $0.1 million in the third quarter of 2009.

We recorded severance and related costs of $0.3 million in the third quarter of 2010 compared to $0.5 million in the third quarter of 2009.

Depreciation expense decreased $1.2 million, or 4.9%, to $23.0 million in the third quarter of 2010 compared to $24.2 million in the third quarter of 2009.

Amortization expense increased by $0.6 million, or 21.6%, to $3.3 million in the third quarter of 2010 compared to $2.7 million in the third quarter of 2009, primarily due to the incremental amortization expense for intangible assets acquired in conjunction with our acquisitions in 2010.

Interest expense and other, net, increased $1.5 million, or 13.1%, to $12.6 million in the third quarter of 2010 compared to $11.2 million in the third quarter of 2009, due to higher average interest rates on our credit facility and notes and $0.1 million expense from a non-cash fair value adjustment related to our interest rate swap agreements, which were de-designated in 2009.

Income tax benefit was $0.8 million in the third quarter of 2010 compared to income tax expense of $2.1 million in the third quarter of 2009, resulting in effective tax rates of 45.0% and 40.5% in the third quarters of 2010 and 2009, respectively. Income tax expense (benefit) for the quarters ended September 30, 2010 and 2009 were based on estimated annual effective tax rates applied to pretax income (loss), adjusted for discrete items. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

Earnings from unconsolidated investees decreased by $0.4 million, or 26.9%, to $0.9 million in the third quarter of 2010 compared to $1.3 million in the third quarter of 2009.

Net income attributable to noncontrolling interest increased $0.1 million, or 12.4%, to $0.9 million in the third quarter of 2010 compared to $0.8 million in the third quarter of 2009.

Net loss attributable to Alliance HealthCare Services, Inc. was $1.0 million, or $(0.02) per share on a diluted basis, in the third quarter of 2010 compared to net income of $3.0 million, or $0.06 per share on a diluted basis, in the third quarter of 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue decreased $24.8 million, or 6.4%, to $361.2 million in the first nine months of 2010 compared to $386.0 million in the first nine months of 2009 due to a decrease in MRI revenues and PET/CT revenues, partially offset by an increase in radiation oncology revenues and other modalities and other revenue. MRI revenue decreased $22.8 million in the first nine months of 2010, or 12.4%. Scan-based MRI revenue decreased $21.8 million, or 13.0%, to $146.1 million in the first nine months of 2010 from $167.9 million in the first nine months of 2009. Scan-based MRI scan volume decreased 13.8% to 380,734 scans in the first nine months of 2010 from 441,886 scans in the first nine months of 2009, primarily due to a decrease in client demand, the increase in the unemployment rate during 2009, which persisted throughout the first nine months of 2010, and the related increase of uninsured and under-insured patients. Scan-based systems in service decreased to 236.9 systems in the first nine months of 2010 from 242.9 systems in the first nine months of 2009. Average scans per system per day decreased by 8.0% to 8.29 in first nine months of 2010 from 9.01 in first nine months of 2009. These decreases were partially offset by an increase in the average price per MRI scan. The average price per MRI scan increased to $383.71 per scan in the first nine months of 2010 from $379.99 per scan in the first nine months of 2009. Non scan-based MRI revenue decreased $1.0 million in the first nine months of 2010 over the same period in 2009 primarily due to a decline in the number of hospital construction projects and a decrease in the number of equipment upgrades occurring in the hospital market, both of which impact the demand for our non scan-based MRI business. PET and PET/CT revenue in the first nine months of 2010 decreased $10.3 million, or 6.8%, compared to the first nine months of 2009. Total PET and PET/CT scan volumes decreased 2.9% to 132,201 scans in the first nine months of 2010 from 136,085 scans in the first nine months of 2009, primarily due to a decrease in client demand, the increase in the unemployment rate during 2009, which persisted throughout the first nine months of 2010, and the related increase of uninsured and under-insured patients. The average price per PET and PET/CT scan decreased to $1,063 per scan in the first nine months of 2010 compared to $1,105 per scan in the first nine months of 2009. Scans per system per day decreased 5.3%, to 5.70 scans per system per day in the first nine months of 2010 from 6.02 scans per system per day in the first nine months of 2009. The average number of PET and PET/CT systems in service increased to 118.0 systems in the first nine months of 2010 from 115.2 systems in the first nine months of 2009. Radiation oncology revenue increased $6.5 million, or 24.4%, to $32.9 million in the first nine months of 2010 compared to $26.4 million in the first nine months of 2009, primarily due to an increase in treatments performed in our core radiation oncology business and revenue related to the Pine Bluff acquisition. Other modalities and other revenue increased

$1.8 million, or 8.1%, to $24.7 million in the first nine months of 2010 compared to $22.9 million in the first nine months of 2009, primarily due to an increase in revenue related to the acquisition of RAD 24/7. Included in the revenue totals above is fixed-site imaging center revenues, which increased $0.2 million, or 0.3%, to $86.8 million in the first nine months of 2010 from $86.6 million in the first nine months of 2009.

We had 301 MRI systems at September 30, 2010, compared to 288 MRI systems at September 30, 2009. We had 125 PET and PET/CT systems at September 30, 2010, compared to 126 PET and PET/CT systems at September 30, 2009. We operated 126 fixed-site imaging centers (including three in unconsolidated investees) at September 30, 2010, compared to 110 fixed-site imaging centers (including three in unconsolidated investees) at September 30, 2009. We operated 26 radiation oncology centers (including two in unconsolidated investees) at September 30, 2010, compared to 23 radiation oncology centers (including two in unconsolidated investees) at September 30, 2009.

Cost of revenues, excluding depreciation and amortization, decreased $5.4 million, or 2.6%, to $196.7 million in the first nine months of 2010 compared to $202.1 million in the first nine months of 2009. Compensation and related employee expenses decreased $6.2 million, or 6.6%, primarily as a result of a decrease in average headcount. Management contract expense decreased $2.0 million, or 21.8%, as a result of a decrease in expenses incurred on behalf of unconsolidated investees. Medical supplies decreased $1.7 million, or 7.7%, primarily as a result of a decrease in the number of PET and PET/CT scans, which use a radiopharmaceutical as a component of the PET and PET/CT scan. Equipment rental costs decreased $1.0 million, or 53.2%, primarily due to a lower number of rental systems in use to support current clients as a result of improved system utilization. Outside medical services increased $3.4 million, or 38.7%, primarily as a result of an increase in professional services related to the acquisition of RAD 24/7. Maintenance and related costs increased $1.5 million, or 3.4%, due to an increase in service costs related to an increase in the number of PET/CT and radiation oncology systems in operation and one-time maintenance costs incurred in the first quarter of 2010. Fuel expenses increased $0.6 million, or 17.7%, primarily due to an increase in the average price per gallon of diesel fuel. Cost of revenues, as a percentage of revenue, increased to 54.5% in the first nine months of 2010 from 52.3% in the first nine months of 2009 as a result of the factors described above.

Selling, general and administrative expenses decreased $1.6 million, or 3.0%, to $49.5 million in the first nine months of 2010 compared to $51.1 million in the first nine months of 2009. The provision for doubtful accounts decreased $1.4 million, or 68.9%, primarily due to the collection of aged accounts receivable during the first nine months of 2010. The provision for doubtful accounts as a percentage of revenue was 0.2% in the first nine months of 2010 compared to 0.5% of revenue in the first nine months of 2009. Share-based payments decreased $0.3 million in the third quarter of 2010 from the third quarter of 2009 due to previously issued equity awards becoming fully vested. Compensation and related employee expenses increased $0.1 million, or 0.5%, primarily as a result of investments in the infrastructure of the oncology division and professional services. Selling, general and administrative expenses as a percentage of revenue were 13.7% and 13.2% in the first nine months of 2010 and 2009, respectively.

We recorded transaction costs of $1.5 million in the first nine months of 2010 compared to $0.9 million in the first nine months of 2009.

We recorded severance and related costs of $0.8 million in each of the first nine months of 2010 and 2009.

Depreciation expense decreased $1.6 million, or 2.2%, to $69.8 million in the first nine months of 2010 compared to $71.4 million in the first nine months of 2009.

Amortization expense increased by $0.9 million, or 11.4%, to $9.2 million in the first nine months of 2010 compared to $8.3 million in the first nine months of 2009, primarily due to the incremental amortization expense for intangible assets acquired in conjunction with our acquisitions in 2010.

Interest expense and other, net, increased $5.4 million, or 16.1%, to $38.8 million in the first nine months of 2010 compared to $33.4 million in the first nine months of 2009, due to higher average interest rates on our credit facility and notes, $1.2 million expense from a non-cash fair value adjustment related to our interest rate swap agreements, which were de-designated in 2009, and an $0.8 million non-cash fair value adjustment related to our interest rate swap agreement with Lehman Commercial Paper, Inc. (“LCPI”) in 2009, which reduced the 2009 expense.

Income tax benefit was $1.5 million in the first nine months of 2010 compared to income tax expense of $8.3 million in the first nine months of 2009, resulting in effective tax rates of 32.7% and 41.8% in the first nine months of 2010 and 2009, respectively. Income tax expense (benefit) for the nine months ended September 30, 2010 and 2009 were based on estimated annual effective tax rates applied to pretax income (loss), adjusted for discrete items. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

Earnings from unconsolidated investees increased by $0.2 million, or 8.3%, to $2.9 million in the first nine months of 2010 compared to $2.7 million in the first nine months of 2009.

Net income attributable to noncontrolling interest increased $0.9 million, or 40.6%, to $2.9 million in the first nine months of 2010 compared to $2.0 million in the first nine months of 2009.

Net loss attributable to Alliance HealthCare Services, Inc. was $3.1 million, or $(0.06) per share on a diluted basis, in the first nine months of 2010 compared to net income of $11.5 million, or $0.22 per share on a diluted basis, in the first nine months of 2009.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $85.1 million and $108.6 million of cash flow from operating activities in the nine months ended September 30, 2010 and 2009, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging and radiation oncology services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts decreased by $1.4 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Our number of days of revenue outstanding for our accounts receivable was 52 and 50 days as of September 30, 2010 and 2009, respectively, which we believe is favorable compared to other diagnostic imaging and radiation oncology providers. In addition, as of September 30, 2010, we had $115.3 million of available borrowings under our revolving line of credit.

We used cash of $75.6 million and $42.7 million for investing activities in the nine months ended September 30, 2010 and 2009, respectively. Investing activities in the first nine months of 2010 and 2009 include $33.2 million and $0.8 million, respectively, which was used for acquisitions. Investing activities in the first nine months of 2010 and 2009 also include $0.5 million and $2.9 million, respectively, in cash provided by a decrease in cash in escrow. We expect to continue to use cash for acquisitions in the future. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We incur capital expenditures for the purposes of:

•	purchasing new systems;

•	replacing less advanced systems with new systems; and

•	providing upgrades of our MRI, PET and PET/CT, and radiation oncology systems and upgrading our corporate infrastructure for future growth.

Capital expenditures totaled $43.8 million and $51.4 million in the nine months ended September 30, 2010 and 2009, respectively. During the first nine months of 2010, we purchased 17 MRI systems and three PET/CT systems. We traded-in or sold a total of 23 systems for the nine months ended September 30, 2010. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2010 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. Based upon the client demand described above, which dictates the type of equipment purchased, we expect cash capital expenditures to total approximately $55 to $65 million in 2010.

At September 30, 2010, we had cash and cash equivalents of $103.6 million. This available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At September 30, 2010, we had $98.4 million in our accounts that are with third party financial institutions which exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next one to two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt. As of September 30, 2010, we are in compliance with all covenants contained in our long-term debt agreements and expect that we will be in compliance with these covenants for the remainder of 2010.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly in the sections entitled “Overview,” “Results of Operations” and “Liquidity and Capital Resources,” and elsewhere in this quarterly report on Form 10-Q, are “forward-looking statements,” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as results of operations and financial condition, capital expenditures, economic trends, demand for our services, the consummation of acquisitions and financing transactions and the effect of such transactions on our business and our plans and objectives for future operations and expansion, are examples of forward-looking statements. In some cases you can identify these statements by forward-looking words like “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “seek,” “intend,” and “continue” or similar words. These forward-looking statements are subject to risks and uncertainties which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. These risks and uncertainties include factors affecting our leverage, including fluctuations in interest rates, the risk that the counter-parties to our interest rate swap agreements fail to satisfy their obligations under these agreements, our ability to incur financing, the effect of operating and financial restrictions in our debt instruments, the accuracy of our estimates regarding our capital requirements, the effect of intense levels of competition in our industry, fluctuations or unpredictability of our revenue, including as a result of seasonality, changes in the rates or methods of third party reimbursements for diagnostic imaging and radiation oncology services, changes in the healthcare regulatory environment, our ability to keep pace with technological developments within our industry, the growth in the market for MRI and other services, the disruptive effect of hurricanes and other natural disasters, adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit markets, difficulties we may face in connection with recent, pending or future acquisitions, including unexpected costs or liabilities resulting from acquisitions, diversion of management’s attention from the operation of the business and our ability to integrate acquisitions, and other risks and uncertainties, including those enumerated and described under “Risk Factors” below and in our Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 2009 and in our Forms 10-Q, as filed with the Securities and Exchange Commission for the quarters ended March 31, 2010 and June 30, 2010. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by us.

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

During the first quarter of 2008, we entered into two interest rate swap agreements, with notional amounts of $92.7 million each, to hedge future cash interest payments associated with a portion of our variable rate bank debt (the “2008 swaps”). Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedges was to record interest expense at a fixed rate of 5.65%, as the underlying debt incurred interest based on three-month LIBOR plus 2.50%. For the quarter and nine months ended September 30, 2009, we paid a net settlement amount of $0.5 million and $0.9 million, respectively, on these swap agreements. The 2008 swaps are three years in length and mature in 2011. See below for additional information regarding the 2008 swaps. As discussed below, we elected to terminate and replace one of the 2008 swaps in the first quarter of 2009.

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

During the first quarter of 2009, we replaced the Lehman Swap with an interest rate swap agreement which has a notional amount of $92.7 million (the “2009 Swap Replacement”) and has been designated as a cash flow hedge of variable future cash flows associated with a portion of our long term debt. Under the terms of this agreement, which matures in January 2011, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedge is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%. We received $2.2 million in cash based on the terms of the agreement. For the quarter and nine months ended September 30, 2010, we paid net settlement amounts of $0.6 million and $2.0 million, respectively, on this swap agreement. For the quarter and nine months ended September 30, 2009, we paid net settlement amounts of $0.5 million and $0.9 million, respectively, on this swap agreement.

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

In the first quarter of 2010, we entered into one interest rate swap agreement (the “2010 Swap”) and three interest rate cap agreements (the “2010 Caps”) in order to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The 2010 Swap, which matures in January 2011, has a notional amount of $92.7 million and synthetically unwinds the effects of the 2009 Swap Replacement. For the quarter and nine months ended September 30, 2010, we received a net settlement amount of $0.1 million on this swap agreement. The interest rate cap agreements, which mature in February 2014, have a total notional amount of $150.0 million and were designated as cash flow hedges of future cash interest payments associated with a portion of our variable rate bank debt. Under these arrangements we have purchased a cap on LIBOR at 4.50%. We paid $1.5 million to enter into the caps, which is being amortized through interest expense over the life of the agreements. For the quarter and nine months ended September 30, 2010, we paid no net settlement amounts on the 2010 Swap or the 2010 Caps.

During the first quarter of 2009, we entered into a diesel fuel swap agreement which had a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with purchasing diesel fuel for our mobile fleet. Under the terms of this agreement, which matured in February 2010, we received the Department of Energy published monthly average price per gallon and paid a fixed rate of two dollars and sixty-three cents per gallon. Settlement amounts under this swap were not material for the nine months ended September 30, 2010 or for the quarter ended September 30, 2009. For the nine months ended September 30, 2009, we paid a net settlement amount of $0.1 million on this swap agreement. For the nine months ended September 30, 2010, amounts recognized in other (income) and expense, net were not material. For the quarter and nine months ended September 30, 2009, amounts recognized in other (income) and expense, net were not material.

During the first quarter of 2010, we entered into a diesel fuel swap agreement which has a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with purchasing diesel fuel for our mobile fleet. Under the terms of this agreement, which matures in February 2011, we receive the Department of Energy published monthly average price per gallon and pays a fixed rate of three dollars and twenty-five cents per gallon. We designated this swap as a cash flow hedge of future cash flows associated with our diesel fuel payments. We record effective changes in the fair value of the swap through comprehensive income (loss) and reclassify gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel is purchased. For the quarter and nine months ended September 30, 2010, we paid net settlement amounts of $0.9 million on this swap agreement. For the quarter and nine months ended September 30, 2010, amounts recognized in other (income) and expense, net were not material.

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. At September 30, 2010, we had cash and cash equivalents of $103.6 million, of which $98.4 million was held in accounts that are with third party financial institutions which exceed the FDIC insurance limits. At September 30, 2009, we had cash and cash equivalents of $129.7 million, of which $124.5 million was held in accounts that are with third party financial institutions which exceed the FDIC insurance limits.

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

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2009, and in Part II, Item 1A of its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, a description of risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). The Risk Factors, as modified below, are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

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

With respect to our retail business, for services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene. For 2010, the Centers for Medicare and Medicaid Services (“CMS”) projected a rate reduction of 21.2% under the statutory formula unless Congress intervened again to avoid the payment reduction. A number of legislative initiatives have prevented this reduction thus far, but on an incremental basis. The latest was the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, signed into law on June 25, 2010, which not only prevented the rate reduction, but also increased payment rates by 2.2%, effective June 1, 2010 through November 30, 2010. These payment rates are currently scheduled to be reduced under the statutory formula on December 1, 2010 and then again on January 1, 2011. CMS is currently projecting that the total reduction in payment rates will be 24.9%. If Congress fails to intervene to prevent the negative update factor in the future, the resulting decrease in payment will adversely impact our revenues and results of operations.

For retail services furnished on or after July 1, 2010, CMS began implementing a 50% reduction in reimbursement for multiple images on contiguous body parts, as mandated by the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”). This is a 25% increase from prior years. In its final Medicare Physician Fee Schedule rule for calendar year 2011, effective January 1, 2011, CMS will apply the same reduction to certain CT and CT angiography (“CTA”), MRI and MR angiography (“MRA”), and ultrasound services furnished to the same patient in the same session, regardless of the imaging modality, and not limited to contiguous body areas. CMS projects that the final rule will reduce payment for 20% more services than the current multiple procedure payment reduction policy. CMS expects that the final rule will primarily reduce payments for radiology services and to freestanding diagnostic imaging centers, such as our retail business. At this time, we do not believe that the multiple procedure payment reductions will have a material impact on our future retail revenues.

Regulatory updates to the Physician Fee Schedule for calendar year 2010 include reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the previous 50% usage rate to a 90% usage rate. This utilization change, to be phased in over a four-year period, applies to MRI and CT scans, but not for radiation therapy and other therapeutic equipment. The PPACA superseded CMS’s assumed usage rate for such equipment and, beginning on January 1, 2011, the PPACA requires CMS to use a 75% utilization rate. For 2011, CMS also finalized its proposed rule to expand the list of services to which the higher equipment utilization rate assumption applies to include certain diagnostic CTA and MRA procedures using similar CT and MRI scanners that cost more than $1 million. At this time, we estimate that the new usage assumptions for MRI and CT scans under the PPACA, which is to take effect on January 1, 2011, will not have a material impact on our future retail revenues.

Other regulatory changes to the 2010 Medicare Physician Fee Schedule involve revaluing certain components of the fee schedule payment rate, which impact radiology and other diagnostic tests, including the services we provide. Some of these changes are being transitioned over a four year period, with full implementation in 2013. For the 2010 transition payment, CMS estimated that the aggregate impact of its changes (which include the changes in the equipment utilization rate discussed above) results in a 1% reduction in radiation oncology, 5% reduction in radiology, 18% reduction in nuclear medicine and 12% reduction for all suppliers providing the technical component of diagnostic tests generally. To date these changes have not had a material impact on our retail revenues. Effective January 1, 2011, CMS made further adjustments to the fee schedule so that specialties that have a higher proportion of the payment rate attributable to operating expenses such as equipment and supplies, which include radiation oncology, will experience an increase in aggregate payments. In addition, as a result of adjustments to codes identified to be misvalued, radiation oncology specialties and suppliers providing the technical component of diagnostic tests are among the entities that will experience decreases in aggregate payment. Some of these changes will be transitioned, and CMS estimates that the impact for 2011 (which include the changes in the equipment utilization rate discussed above as well as the expanded multiple procedure payment reductions for certain imaging services) will be a 1% reduction in radiation oncology, 10% reduction in radiology, 4% reduction in nuclear medicine and 15% reduction for all suppliers providing the technical component of diagnostic tests generally. These estimated impacts are calculated prior to the application of the negative update factor discussed above. At this time, we do not believe that the regulatory changes will have a material impact on our future retail revenues.

In addition to annual updates to the Medicare Physician Fee Schedule, as indicated above, CMS also publishes regulatory changes to the hospital outpatient prospective payment system (“HOPPS”) on an annual basis. These payments are the amounts received by our hospital clients for hospital outpatient services and summarized in the table below:

	2008 Payment	2009 Payment	2010 Payment	2011 Payment
Nonmyocardial PET and PET/CT scan	$1,057	$1,037	$1,037	$1,042

Myocardial PET scan	$1,400	$1,157	$1,433	$1,107

Stereotactic radiosurgery treatment delivery systems (depending on the level of service)	$1,057 - $8,055	$952 - $7,642	$963 - $7,344	$977 - $7,661

The PET and PET/CT Medicare HOPPS rate reductions did not have a material negative effect on revenue and earnings in 2008, 2009 or the first nine months of 2010. At this time, however, we cannot predict the impact the rate reductions will have on our future revenues or business.

The 2011 HOPPS and Medicare Physician Fee Schedule rules also implemented a number of PPACA provisions, including the waiver of beneficiary cost-sharing for certain preventive services covered under Medicare, such as screening mammograms and colonoscopies. Effective January 1, 2011, Medicare beneficiaries will no longer be required to satisfy their deductibles or pay a copayment amount for these services. CMS states that by eliminating these out-of-pocket costs, beneficiaries will be encouraged to make full use of their Medicare preventive benefits. At this time, we cannot predict whether these changes will have a material impact on the demand for our services and/or our future revenues.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Alliance.(3)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Alliance.(15)

3.3	Amended and Restated By-laws of Alliance.(3)

3.4	Certain Amended and Restated Provisions of the By-laws of Alliance.(14)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(3)

4.2	Indenture dated as of December 29, 2004 by and between Alliance and The Bank of New York Trust Company, N.A., as trustee, with respect to $150 million aggregate principal amount of 7 1/4% Senior Subordinated Notes due 2012 and 7 1/4% Series B Senior Subordinated Notes due 2012.(5)

4.3	Indenture, including the form of Note, dated as of December 4, 2007, between Alliance Imaging, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee.(13)

4.4	Supplemental Indenture, dated as of November 27, 2009, to the Indenture, dated as of December 29, 2004, with respect to the 7 1/4% Senior Subordinated Notes due 2012, between Alliance HealthCare Services, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.(19)

4.5	Supplemental Indenture, dated as of November 27, 2009, to the Indenture, dated as of December 4, 2007, with respect to the 7 1/4% Senior Subordinated Notes due 2012, between Alliance HealthCare Services, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.(19)

4.6	Indenture, including the form of Note, dated as of December 1, 2009, with respect to the 8% Senior Notes due 2016, between Alliance HealthCare Services, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.(19)

10.1*	The 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(18)

10.2*	Form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(1)

10.3*	Alliance Directors’ Deferred Compensation Plan, as amended and restated.(14)

10.4*	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(4)

10.5*	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(4)

Exhibit No.	Description

10.6	Form of Stockholder’s Agreement.(1)

10.7	Registration Rights Agreement dated as of November 2, 1999.(1)

10.8	Management Agreement, dated as of November 2, 1999, between Alliance and Kohlberg Kravis Roberts & Co., L.P.(1)

10.9	Amendment No. 1 to Management Agreement, effective as of January 1, 2000, between Alliance and Kohlberg Kravis Roberts & Co., L.P.(1)

10.10*	Form of Indemnification Agreement.(2)

10.11*	Amended and Restated Employment Agreement dated as of May 9, 2005 between Alliance and Paul S. Viviano.(6)

10.12*	Amended and Restated Agreement Not to Compete dated as of May 9, 2005 between Alliance and Paul S. Viviano.(6)

10.13*	Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara.(7)

10.14*	Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara.(7)

10.15*	Summary of compensation award to Nicholas A. Poan(8)

10.16*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(10)

10.17*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Directors) under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(14)

10.18*	Form of Stock Bonus Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(10)

10.19*	Summary of compensation award to Michael F. Frisch(9)

10.20*	Summary of compensation award to Eli H. Glovinsky(10)

10.21	Governance and Standstill Agreement, dated as of March 16, 2007, among Alliance Imaging, Inc., OCM Principal Opportunities Fund IV, LP., and MTS Health Investors II, L.P.(11)

10.22*	Form of Executive Severance Agreement(11)

10.23	Assignment, dated as of April 16, 2007, to Registration Rights Agreement, dated as of November 2, 1999.(12)

10.24	Amendment No. 2 to Management Agreement, dated as of April 16, 2007, between Alliance and Kohlberg Kravis Roberts & Co., L.P.(12)

10.25*	Amendment of Employment Agreement, dated as of April 16, 2007, between Paul S. Viviano and Alliance Imaging, Inc.(12)

10.26*	Amendment of Employment Agreement, dated as of April 16, 2007, between Howard K. Aihara and Alliance Imaging, Inc.(12)

10.27*	New form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(16)

10.28*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated (For Director Awards Only).(17)

10.29*	Amendment to the Alliance Imaging, Inc. Directors’ Deferred Compensation Plan, as amended and restated.(17)

10.30*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Paul S. Viviano and Alliance Imaging, Inc.(17)

10.31*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Howard K. Aihara and Alliance Imaging, Inc.(17)

10.32*	Form of Amendment of Executive Severance Agreement(17)

Exhibit No.		Description

10.33		Credit Agreement, dated as of December 1, 2009, among Alliance HealthCare Services, Inc., the financial institutions listed on the signature pages thereof and Deutsche Bank Trust Company Americas, as administrative agent for the lenders.(19)

10.34		Registration Rights Agreement, dated as of December 1, 2009, by and among Alliance HealthCare Services, Inc. and Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated and Barclays Capital Inc.(19)

10.35	*	Schedule of 2010 Executive Officer Compensation(20)

10.36	*	Schedule of Non-Employee Director Compensation(20)

21.1		Subsidiaries of the Registrant(10)

31		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.(21)

32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.(21)

(1)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-4, No. 333-60682, as amended.

(2)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1, No. 333-64322, as amended.

(3)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 001-16609).

(4)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-16609).

(5)	Incorporated by reference to exhibits filed in response to Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 29, 2004 (File No. 001-16609).

(6)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-16609).

(7)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-16609).

(8)	Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K, dated October 16, 2006 (File No. 001-16609).

(9)	Incorporated by reference to Item 5.02(c) of the Company’s Current Report on Form 8-K, dated November 13, 2006 (File No. 001-16609)

(10)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-16609).

(11)	Incorporated by reference to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated March 16, 2007 (File No. 001-16609)

(12)	Incorporated by reference to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated April 16, 2007 (File No. 001-16609)

(13)	Incorporated by reference to exhibits filed in response to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 4, 2007 (File No. 001-16609)

(14)	Incorporated by reference to exhibits filed in response to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 14, 2007 (File No. 001-16609)

(15)	Incorporated by reference to exhibits filed in response to Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated February 17, 2009 (File No. 001-16609)

(16)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16609)

(17)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-16609)

(18)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-16609).

(19)	Incorporated by reference herein to the indicated Exhibit response in Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 4, 2009 (File No. 001-16609)

(20)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-16609)

(21)	Filed herewith

†	Portions of this Exhibit have been redacted due to a request for confidential treatment.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE HEALTHCARE SERVICES, INC.

November 5, 2010	By:	/s/ PAUL S. VIVIANO
Paul S. Viviano Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

November 5, 2010	By:	/s/ HOWARD K. AIHARA
Howard K. Aihara Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 5, 2010	By:	/s/ NICHOLAS A. POAN
Nicholas A. Poan Senior Vice President, Corporate Finance and Chief Accounting Officer (Principal Accounting Officer)