Form 10-K
period 2010-12-31
Alliance HealthCare Services, Inc
filed 2011-03-14
CIK 817135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010, based upon the closing price of the Common Stock as reported by the New York Stock Exchange on such date, was $108.5 million.

The number of shares outstanding of Common Stock, par value $0.01, as of March 14, 2011 was 53,018,785 shares.

Documents Incorporated by Reference

The registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2010 is incorporated by reference into Part III of this Form 10-K to the extent stated herein.

PART I

Item 1.	Business.

General

We are a leading national provider of advanced outpatient diagnostic imaging and radiation therapy services, based upon annual revenue and number of systems deployed. Our principal sources of revenue are derived from magnetic resonance imaging (“MRI”) and positron emission tomography/computed tomography (“PET/CT”). Unless the context otherwise requires, the words “we” “us,” “our,” “Company” or “Alliance” as used in this 10-K refers to Alliance HealthCare Services, Inc. and our direct and indirect subsidiaries. We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. We also provide services through a growing number of fixed-site imaging centers, primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which include only the use of our imaging systems under a short-term contract. We have also leveraged our leadership in MRI and PET/CT to expand into radiation oncology and hospital outsourcing. Our radiation oncology business is operated through our wholly-owned subsidiary, Alliance Oncology, LLC (“AO”), and includes a wide range of services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, actual radiation oncology delivery, therapy management and follow-up care. Our services include the use of our linear accelerators, therapists to operate such systems, administrative staff, equipment maintenance and upgrades, and management of day-to-day operations. We also provide stereotactic radiation oncology services through our wholly-owned subsidiary, Alliance Radiosurgery, LLC.

MRI, PET/CT and radiation oncology services generated 45%, 39% and 9% of our revenue, respectively, for the year ended December 31, 2010, 47%, 40% and 7% of our revenue, respectively, for the year ended December 31, 2009 and 54%, 34% and 5% of our revenue, respectively, for the year ended December 31, 2008. The remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (“CT”), and management contract revenue. We had 535 diagnostic imaging and radiation oncology systems, including 302 MRI systems and 128 positron emission tomography (“PET”) or PET/CT systems, and served over 1,000 clients in 46 states at December 31, 2010. We operated 132 fixed-site imaging centers (three in unconsolidated joint ventures), which constitute systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups’ offices, and free-standing fixed-site imaging centers, which include systems installed in a medical office building, ambulatory surgical center, or other retail space at December 31, 2010. Of the 132 fixed-site imaging centers, 103 were MRI fixed-site imaging centers, 20 were PET or PET/CT fixed-site imaging centers, six were other modality fixed-site imaging centers and three were in unconsolidated joint ventures. We also operated 27 radiation oncology centers and stereotactic radiosurgery facilities (including two radiation oncology centers in unconsolidated joint ventures) at December 31, 2010.

Approximately 80%, 80% and 79% of our revenues for the years ended December 31, 2010, 2009 and 2008, respectively, were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients’ receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

Approximately 20%, 20% and 21% of our revenues for the years ended December 31, 2010, 2009 and 2008, respectively, were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenue. Our revenue from these sites is generated from direct billings to patients or their third-party payors, including Medicare, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

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

Significant 2010 Corporate Events

In the second quarter of 2010, we purchased a majority of the outstanding membership interests of Radiology 24/7, LLC (“RAD 24/7”), a teleradiology services company, which provides primarily final, subspecialty professional radiology interpretation services and outsourced staffing services for MRI, PET/CT, CT, mammography, X-Ray and other imaging modalities and also preliminary radiology interpretation services nationwide. The purchase price consisted of $8.9 million in cash, $3.8 million in contingent payments, and $0.7 million in assumed liabilities. We financed this acquisition using internally generated funds. As a result of this acquisition, we recorded goodwill of $9.9 million and acquired intangible assets of $8.0 million, of which $6.5 million was assigned to customer relationships, which are being amortized over 10 years, and $1.5 million was assigned to trademarks, which are being amortized over seven years. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $3.8 million for contingent payments due upon the achievement of certain revenue targets, which is expected to be resolved over the two years following the acquisition date. All contingent payments were recorded at fair value at the acquisition date. The fair value of noncontrolling interest related to this transaction was $5.0 million as of the acquisition date. During the year ended December 31, 2010, we recognized $0.3 million in earnings related to decreasing the estimated value of contingent consideration. The year ended December 31, 2010 included nine months of operations from this acquisition.

Also in the second quarter of 2010, we purchased all of the outstanding membership interests of Diagnostic Health Center of Anchorage, LLC (“DHC”), a fixed-site imaging center located in Anchorage, Alaska. The center operates in a Certificate-of-Need (“CON”) state, and is a multi-modality imaging center which provides MRI, CT, digital mammography, X-Ray and other imaging services. The purchase price consisted of $13.7 million in cash and $0.6 million in assumed liabilities. We financed this acquisition using internally generated funds. As a result of this acquisition, we recorded goodwill of $3.8 million and acquired intangible assets of $8.1 million, of which $6.4 million was assigned to the physician referral network, which is being amortized over 10 years, and $1.8 million was assigned to certificates of need held by DHC, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. During the year ended December 31, 2010, we increased goodwill by $0.1 million as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2010 included seven months of operations from this acquisition.

In the third quarter of 2010, we purchased certain assets from Arkansas Cancer Center, P.A., located in Pine Bluff, Arkansas (“Pine Bluff”). This is our third Arkansas-based radiation therapy facility and is a strategic addition to the Company’s Bethesda cancer network, now totaling eleven centers located throughout Alabama, Mississippi, Arkansas, Pennsylvania and Missouri. The purchase price consisted of $9.5 million in cash, $0.4 million in contingent payments and an immaterial amount of assumed liabilities. We financed this acquisition using internally generated funds. As a result of this acquisition, we recorded goodwill of $4.1 million and acquired intangible assets of $5.3 million, of which $3.8 million was assigned to the physician referral network, which is being amortized over 10 years, $1.0 million was assigned to trademarks, which are being amortized over 10 years, $0.4 million was assigned to a professional services agreement, which is being amortized over nine years and $0.1 million was assigned to the non-compete agreement, which is being amortized over nine years. The intangible assets were recorded at fair value at the acquisition date. The acquisition included a one-third interest in a joint venture which was recorded at a fair value of $0.3 million at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $0.4 million for contingent payments due upon the resolution of certain claims, which are expected to be resolved over the six months following the acquisition date. All contingent payments were recorded at fair value at the acquisition date. As of December 31, 2010, the amounts recognized for the contingent consideration arrangements and the assumptions used to develop the estimates have not changed. During 2010, we paid $0.3 million in contingent payments. During the year ended December 31, 2010, we decreased goodwill by an immaterial amount as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2010 included six months of operations from this acquisition.

In the fourth quarter of 2010, we purchased certain assets from Cancer Treatment Center of Hazleton, located in Hazleton, Pennsylvania (“Hazleton”). This is our first Pennsylvania-based radiation therapy facility. The purchase price consisted of $2.1 million in cash and $0.1 million in assumed liabilities. We financed this acquisition using internally generated funds. As a result of this acquisition, we recorded goodwill of $0.5 million and acquired intangible assets of $1.4 million, of which $0.9 million was assigned to the physician referral network, which is being amortized over ten years, $0.4 million was assigned to trademarks, which have indefinite useful lives and are not subject to amortization, and $0.2 million was assigned to the non-compete agreement, which is being amortized over five years. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The values assigned to the assets and liabilities acquired are preliminary and may be subject to adjustment. The year ended December 31, 2010 included one month of operations from this acquisition.

Effective December 1, 2010, we announced the appointment of John Kresl, M.D., P.H.D, as Chief Medical Officer. Dr. Kresl is a highly experienced radiation oncologist, who completed his residency training in Radiation Oncology at the Mayo Clinic in Rochester, Minnesota. Most recently, Dr. Kresl served as the Medical Director of the Department of Radiation Oncology at Banner Good Samaritan Medical Center in Phoenix, Arizona. His roles were comprised of private practice in one of five centers in Arizona, extensive responsibilities in a variety of radiation oncology professional organizations and advisory/founding positions in two companies.

Industry Overview

Diagnostic imaging services are noninvasive procedures that generate representations of the internal anatomy and convert them to film or digital media. Diagnostic imaging systems facilitate the early diagnosis of diseases and disorders, often minimizing the cost and amount of care required and reducing the need for costly and invasive diagnostic procedures. Radiation Oncology (“RO”) is the practice of delivering ionizing radiation therapy to treat malignant and benign disease processes under the direction of a radiation oncologist. The market of RO providers is highly fragmented with approximately 70% of services still performed in hospitals.

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

The MRI industry has historically experienced growth as a result of:

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

PET, PET/CT and CT

PET is a nuclear medicine procedure that produces images of the body’s metabolic and biologic functions. PET can provide earlier detection of certain cancers, coronary diseases or neurologic problems than other diagnostic imaging systems. It is also useful for the monitoring of these conditions. PET can detect the presence of disease at an early stage. The ability of PET technology to measure metabolic activity assists in the identification of lesions and the assessment of organ health. A growing body of clinical research supports PET as a diagnostic tool for cancer diagnosis, staging, and treatment monitoring. Early detection of these conditions enables a broader range of treatments. The expansion of Centers for Medicare & Medicaid Services (“CMS”) coverage has driven the growth of PET. Since 1998, CMS has expanded coverage of PET procedures to include the diagnosis, staging, and restaging of lung, esophageal, colorectal, breast, head and neck cancers, lymphoma, and melanoma. Additionally, Medicare covers the use of PET scans for the diagnosis and treatment of dementia and neurodegenerative diseases, as well as for brain, cervical, ovarian, pancreatic, small lung cell, and testicular cancers. Under CMS’s current national coverage determination, PET is covered for the detection of pre-treatment metastases in newly diagnosed cervical cancer, as well as for brain, ovarian, pancreatic, small cell lung, and testicular cancers, where provided as part of certain types of clinical trials. In April 2009, CMS adopted a coverage framework that replaces the four-part diagnosis, staging, restaging and monitoring categories with a two-part framework. This new framework differentiates fluorodeoxyglucose (“FDG”) PET imaging used to inform the initial treatment strategy from other uses to guide subsequent treatment strategies after the completion of initial treatment. This change applies to all national coverage determinations that address coverage of FDG PET for oncologic conditions.

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

Radiation Oncology

Radiation Oncology (“RO”) is the medical practice of delivering radiation therapy under the direction of a radiation oncologist. RO uses ionizing radiation to treat cancer. In general this radiation is delivered over a period of many days to many weeks. Ionizing radiation damages a cell’s DNA and other vital macromolecules that the cell and the body then has to repair. Cancer cells are less able to repair the damage than are normal healthy cells. Over the time period during which the radiation therapy is delivered in many daily radiation therapy treatments, the cancer cells are preferentially destroyed while normal cells are able to recover. Eventually, the cancer cells are reduced in number and eradicated while the normal tissue survives.

We estimate that approximately 60% of all newly diagnosed cancer patients will be treated with some form of radiation therapy during their cancer therapy. Radiation therapy often is used together with other oncology treatments such as chemotherapy and surgery. A typical radiation oncology department provides a wide range of services for cancer patients. These include: initial consultation; preparation for treatment; imaging, planning, and simulation for the treatment; delivery of radiation therapy treatments; management of the total course of therapy; and follow-up care. The radiation can be delivered by a number of different technologies including linear accelerators and radioactive isotopes.

Our radiation oncology business offers the following treatment options:

•

Conventional beam therapy (“CBT”). CBT is the least sophisticated form of radiation therapy delivered by a linear accelerator. It is the simplest form to plan and deliver and is typically reserved for use in patients where a cure is not envisioned (palliative care).

•

3-D conformal radiation therapy (“3D-CRT”). 3D-CRT uses three dimensional imaging data and three dimensional treatment planning to more accurately and effectively plan and deliver linear accelerator radiation treatments. It is the most common form technology used in practices and may be supplanted by IMRT and IGRT when the specific case requires it.

•

Intensity modulated radiation therapy (“IMRT”). IMRT entails the use of hundreds to thousands of beams of radiation delivered by a linear accelerator whose intensity is adjusted individually in order to allow the radiation that is delivered to conform as closely as possible to the three dimensional shape of the tumor and simultaneously reduce dose to neighboring normal healthy tissues. It requires extremely sophisticated and time consuming treatment planning in order to determine what beams should be used and what their intensities should be to provide the optimal patient treatment based on the patient’s anatomy. Extensive treatment quality assurance is required in order to insure that all the beams are modulated and delivered correctly.

•

Image guided radiation therapy (“IGRT”). IGRT uses a number of different types of imaging technologies to localize precisely the patient and the tumor at the time of each treatment delivery in order to ensure that the radiation is delivered to the correct location. IGRT is not a radiation treatment in and of itself; it is used in support of advanced forms of treatment delivery such as IMRT and SRS.

•

Stereotactic radiosurgery (“SRS”) and Stereotactic Body Radiotherapy(“SBRT”). Originally developed for intracranial applications (SRS) but now being used in a range of extracranial applications (SBRT) such as spine, lung, liver, prostate, and other disease sites, SRS/SBRT delivers a very high dose of radiation in one to five treatments as opposed to the 20 to 40 treatments used for 3D-CRT, IMRT and IGRT. SRS/SBRT needs to be as precisely planned for and delivered as possible since, a very high dose of radiation therapy is delivered in five treatments or less, and results in a more potent dose effect that will destroy all cells, cancer and normal alike, that reside within the targeted volume. SRS/SBRT is delivered with a range of advanced technologies such as the Cyberknife, GammaKnife, Novalis-Tx and Axesse.

•

Low dose rate brachytherapy (“LDR”). LDR allows the radiation oncologist to treat cancer by delivering the dose of radiation from the “inside out.” Radioactive isotopes encased in a metal jacket the size of a grain of rice (“seeds”) are implanted in the tumor through needles, with the seeds permanently left in place. The radioactive isotopes decay over time to an inert form and in the process gradually release ionizing radiation therapy over short distances thereby treating the cancer over time.

•

High dose rate brachytherapy (“HDR”). Like LDR, HDR allows the radiation oncologist to treat cancer by delivering the dose of radiation from the “inside out.” Unlike LDR, HDR utilizes temporary seeds, made of radioactive isotopes, that deliver a much higher dose of radiation over a much shorter period of time. These seeds are inserted and removed several times, over several minutes, one to two times per day, for five days or less, through catheters (thin hollow tubes) that are left in place for the entire course of care.

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

Our Competitive Strengths

A leading national provider of shared-service and fixed-site MRI and PET/CT services

We are a leading national provider of shared-service and fixed-site MRI and PET/CT services, based on annual revenue and number of diagnostic imaging systems deployed. As of December 31, 2010, we had 302 MRI systems and 128 PET or PET/CT systems in operation. Our size allows us to achieve operating, sourcing and administrative efficiencies, including (i) the ability to maximize utilization through efficient deployment of our mobile systems and (ii) equipment and medical supply sourcing savings and favorable maintenance contracts from equipment manufacturers and other suppliers.

Ability to expand into radiation oncology and hospital outsourcing using our leading national position in MRI and PET/CT services

We have relationships with more than 1,000 hospitals and healthcare providers in 46 states throughout the nation. This national footprint has enabled us to leverage our position as a trusted partner to healthcare providers to expand our services beyond diagnostic imaging and into radiation oncology and hospital outsourcing, transforming us into a more complete outsourced service provider to our clients.

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

Exclusive, long-term contracts with a diverse client base

We primarily generate revenues from exclusive, long-term contracts with hospitals and other healthcare providers. These contracts average approximately three years in length for mobile services, approximately five to 10 years in length for fixed-site arrangements and approximately 10 to 20 years in length for radiation oncology contracts. During the year ended December 31, 2010, no single client accounted for more than 3% of our revenue.

Reduced reimbursement risk

For the year ended December 31, 2010, we generated approximately 80% of our revenues by billing hospitals and other healthcare providers, which we refer to as wholesale revenues, rather than billing patients or other third-party payors. These payments are due to us regardless of the clients’ receipt of payment from patients or reimbursement from third-party payors (including commercial payors, Medicare and Medicaid). Importantly, this contrasts with the vast majority of other diagnostic imaging and radiation oncology providers, who typically collect directly from patients and third-party payors and are therefore directly exposed to reimbursement cuts and higher experiences of bad debt. With our wholesale model, our exposure to patient bad debt is minimized, as evidenced by our bad debt expense of only 0.3% of revenues for the year ended December 31, 2010. Further, short-term exposure to Medicare reimbursement cuts is limited as approximately 5% of our imaging revenues came directly from Medicare for the year ended December 31, 2010.

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

Our Services

We provide our outsourcing imaging services on the following bases:

•

Shared Service. We offered 61% of our systems on a part-time basis. These systems are located in mobile trailers which are transported to our clients’ locations. We schedule deployment of these mobile systems so that multiple clients can share use of the same system. The typical shared-service contract averages approximately three years in length.

•

Full-Time Service. We offered 29% of our systems on a full-time, long-term basis. These systems are located in either mobile units or buildings located at or near a hospital or clinic. Full-time service systems are provided for the exclusive use of a particular hospital or clinic. We typically offer full-time services under contracts that range from five to 10 years in length. Our relationships with our higher-volume shared-service clients have, from time to time, evolved into full-time arrangements.

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

Our Strategy

Key components of our strategy include:

Further expand our presence in growth markets. We will continue to operate our mobile, shared-service MRI and PET/CT business to maximize efficiency, clinical excellence and cash flow. However, we are also focused on diversifying and growing our business through the identification of additional services or new technologies which can be deployed on behalf of our hospital and healthcare clients, including:

•	Radiation Oncology. RO is an established, growing form of treatment that has exhibited strong operating margins and a strong return on investment. RO represents a significant opportunity for us, as we believe PET/CT technology is increasingly used for the early detection of cancer and approximately 60% of new cancer cases are treated with RO each year. In March 2008, we acquired six CyberKnife® robotic radiosurgery facilities from Accuray, Inc., which are providing radiosurgery services at hospitals located in California, Maryland, New Jersey and Tennessee. In 2010, we acquired two radiation therapy facilities through our acquisitions of Pine Bluff and Hazleton. As of December 31, 2010, we operate 27 radiation oncology centers (two in unconsolidated joint ventures). The growth in RO as a part of our business mix is supported by strong demand from hospitals for assistance in upgrading to the latest RO technology (IGRT and IMRT), the increasing incidence of cancer, our PET/CT capabilities and the growing use of PET/CT scans.

•

Fixed-Site Imaging Centers. We operated 132 fixed-site imaging centers (three in unconsolidated joint ventures) at December 31, 2010. Of the 132 fixed-site imaging centers, 103 were MRI fixed-site imaging centers, 20 were PET or PET/CT fixed-site imaging centers, six were other modality fixed-site imaging centers and three were in unconsolidated joint ventures. Our fixed-site imaging center contracts generally last for five to 10 years. We plan to continue to profitably grow our de novo fixed-site imaging center business line through an aggressive, but disciplined growth strategy focused on partnerships with hospitals and fact-based, analytical screening processes. We also intend to grow our fixed-site imaging business by continuing to convert mobile customers to longer-term fixed site contracts. We will also pursue strategic acquisitions for our fixed-site imaging centers in CON states. In the second quarter of 2010, we purchased a multi-modality fixed-site imaging center in Anchorage, Alaska through the acquisition of DHC. The center operates in a CON state, and provides MRI, CT, digital mammography, X-Ray and other imaging services.

•

Hospital Outsourcing. We continue to evolve the clinical services we provide, and are leveraging our leading national position in MRI and PET/CT to expand into outsourcing of high-end imaging and oncology services. These clinical services include full-service professional radiology services, including teleradiology and on-site professional radiology staffing, development of comprehensive women’s breast healthcare centers, which typically include digital mammography capability, ultrasound, stereotactic biopsy and a dedicated MRI, as well as other imaging service lines. To complement this strategy, in the second quarter of 2010, we completed the acquisition of RAD 24/7, a teleradiology services company, which provides primarily final, subspecialty professional radiology interpretation services and outsourced staffing services for MRI, PET/CT, CT, mammography, X-Ray and other imaging modalities and also preliminary radiology interpretation services nationwide.

Improvement of our Sales Force. We are focused on continuing to improve our sales management and sales support infrastructure to increase the pace of new business and retain current customers through renewals. We believe a strengthened sales force will enable us to further diversify our business, pursue growth in low market share territories and focus on converting mature mobile customers to fixed-sites. The ability of our sales force to effectively cross-sell mobile and fixed-site MRI, mobile and fixed-site PET/CT, radiation oncology and hospital outsourcing, including professional radiology services and women’s breast healthcare centers, will provide us with future growth and margin enhancement. Some of our sales force initiatives include new training programs, marketing campaigns and account coverage models. We also have designed our commission and incentive programs for our sales managers to align them with our Company’s initiatives.

Improve Operating Efficiency. We are focused on continuing to reduce our cost structure and improve asset allocation. During 2009, we decreased the number of our imaging business regions from four to three while continuing to standardize certain policies and procedures nationwide. In the fourth quarter of 2010, we reduced the number of our imaging business regions from three to two. In doing so, we believe we will continue to benefit from our regional managers’ direct contact and knowledge of markets we serve, while ensuring quality, consistency and efficiency across all regions. Other initiatives include developing new vendor relationships and actively managing the route efficiency of our mobile systems.

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

As a result of our efforts, we have achieved the highest levels of accreditation. We were the first national provider of shared-imaging services to be awarded accreditation by The Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, in 1998. All of our sites and centers are currently accredited by The Joint Commission (formerly known as JCAHO) or certified by the American College of Radiology. We have also restructured our marketing function so that our marketing teams are regionally based, enabling us to better understand our patient and customer needs, and thereby improving our service to them.

Selectively Pursue Acquisitions. We intend to manage our market positions by selectively pursuing strategic acquisitions. Changes in the rates or methods of third-party reimbursement for diagnostic imaging or radiation oncology services could severely impact our smaller competitors and result in a unique buying opportunity for us. We are particularly focused on acquiring radiation oncology centers, fixed-site imaging providers in CON regulated states and acquisition of other growth imaging service lines, including professional radiology services. In some states, a CON or similar regulatory approval is required prior to the acquisition of diagnostic imaging or radiation oncology systems or services, resulting in a barrier to entry for competitors without a CON. In March 2008, we acquired six CyberKnife® robotic radiosurgery facilities from Accuray, Inc., which are providing radiosurgery services at hospitals located in California, Maryland, New Jersey and Tennessee. Also in 2008, we added 22 PET and PET/CT systems to our fleet through the acquisitions of Medical Outsourcing Services, LLC (“MOS”) and Shared PET Imaging, LLC (“SPI”). In 2010, we added a multi-modality fixed-site imaging center in Anchorage, Alaska through the acquisition of DHC and two radiation therapy facilities through acquisitions in Pine Bluff, Arkansas and Hazleton, Pennsylvania. Also in 2010, we purchased a majority of the outstanding membership interests of Radiology 24/7, a teleradiology services company, which provides primarily final, subspecialty professional radiology interpretation services and outsourced staffing services for MRI, PET/CT, CT, mammography, X-Ray and other imaging modalities and also preliminary radiology interpretation services nationwide.

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

Wholesale payments under our contracts are due to us independent of our clients’ receipt of retail reimbursement from third-party payors. Approximately 80% of our revenues for the year ended December 31, 2010 were generated by providing these services to hospitals and other healthcare providers. To a lesser extent, our revenues are generated from direct billings to patients or their medical payors. Approximately 20% of our revenues for the year ended December 31, 2010 were generated by providing services directly to patients or their medical payors. We typically reserve the right to reduce a client’s number of service days or terminate an unprofitable contract.

Systems

As of December 31, 2010, we had 535 diagnostic imaging and radiation oncology systems, including 302 MRI systems, 128 PET or PET/CT systems, and 105 other systems, substantially all of which we own. We operated 132 fixed-site imaging centers (three in unconsolidated joint ventures), which are classified into three categories. The first category is hospital-based fixed-site imaging centers, which includes systems installed in hospitals or other buildings on hospital campuses, including modular buildings. The second category is physician-based fixed-site imaging centers, which includes systems installed inside medical groups’ offices, most of which are owned by hospitals. The third category is free-standing fixed-site imaging centers, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space. Of the consolidated fixed-site imaging centers, 81 were hospital-based fixed-site imaging centers, 27 were physician-based fixed-site imaging centers, and 21 were free-standing fixed-site imaging centers. Of the 132 fixed-site imaging centers we operated at December 31, 2010, 103 were MRI fixed-site imaging centers, 20 were PET or PET/CT fixed-site imaging centers, six were other modality fixed-site imaging centers, and three were in unconsolidated joint ventures. We have made significant investments in our systems in an effort to ensure that we maintain the newest, most advanced imaging systems that meet our clients’ needs. Moreover, because we can upgrade most of our current MRI and PET/CT systems, we believe we have reduced the potential for technological obsolescence. We also operated 27 radiation oncology centers and stereotactic radiosurgery facilities (including two radiation oncology centers in unconsolidated joint ventures) at December 31, 2010.

We purchase our imaging and radiation oncology systems from major medical equipment manufacturers, primarily General Electric Medical Systems, Siemens Medical Systems, Philips Medical Systems, Varian Medical Systems, Elekta and Accuray, Inc. Generally, we contract with clients for new or expanded services prior to ordering new imaging systems in order to reduce our system utilization risk. As one of the largest commercial purchasers of MRI and PET/CT systems in the United States, we believe we receive relatively attractive pricing for equipment and service contracts from these equipment manufacturers.

Regional Structure

In 2010, our imaging operations were divided into three geographic regions. We have a local presence in each region, none of which accounts for more than 42% of our revenues. None of our revenues for the years ended December 31, 2010, 2009 and 2008 were derived from business outside the United States. We believe we will continue to benefit from our regional managers’ direct contact with and knowledge of the markets we serve, which allows us to address the specific needs of each local operating environment. Each region continues to market, manage and staff the operation of its imaging systems and is run as a separate profit center responsible for its own revenues, expenses and overhead. To complement this regional arrangement, we continue to have standardized contracts, operating policies and other procedures, which are implemented nationwide in an effort to ensure quality, consistency and efficiency across all regions. Radiation oncology is run as a separate profit center responsible for its own revenues, expenses and overhead and is managed on a national basis. For the purposes of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” we have two reportable segments, Imaging and Radiation Oncology, based on similar economic and other characteristics.

System Management and Maintenance

We actively manage deployment of our imaging systems to increase their utilization through the coordinated transportation of our mobile systems using 180 power units. We examine client requirements, route patterns, travel times, fuel costs and system availability in our deployment process. Our shared-service MRI and PET/CT systems are currently scheduled for as little as one-half day and up to seven days per week at any particular client, with an average usage of 1.5 days per week per client. Drivers typically move the systems at night and activate them upon arrival at each client location so that the systems are operational when our technologists arrive.

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

Sales and Marketing

As of December 31, 2010, our national sales and business development force and sales support staff consisted of 39 members who identify and contact potential clients, as well as renewals of current customers. We also had 38 marketing representatives, as of that date, who are focused on increasing the number of scans or treatments performed with our systems by educating physicians and radiation oncologists about our new imaging and radiation oncology applications and service capabilities. The sales force is organized nationally under the oversight of a senior vice president and regional management. Furthermore, certain of our executive officers and senior vice presidents also spend a portion of their time participating in contract negotiations.

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

We are, and expect to continue to be, subject to competition in our targeted markets from businesses offering diagnostic imaging and radiation oncology services, including existing and developing technologies. There are many companies engaged in the shared service and fixed-site imaging market, including two national competitors and many smaller regional competitors. These competitors include RadNet, Inc., InSight Health Services Corp., and several smaller regional competitors, including Medquest, Inc., Shared Medical Services, Kings Medical Company Inc. and DMS Health Group. While we believe that we had a greater number of diagnostic imaging systems in operation and also had greater revenue from diagnostic imaging services during the year ended December 31, 2010 than our principal competitors, some of our competitors may now or in the future have access to greater resources than we do. We compete with other mobile providers, independent imaging centers, physicians, hospitals and other healthcare providers that have their own diagnostic imaging systems, and original equipment manufacturers that sell or lease imaging systems to healthcare providers for mobile or full-time use. There are many competitors in the radiation oncology market as well, including Radiation Therapy Services, Inc., Vantage Oncology, Inc., Oncure Medical Corp., and US Oncology, Inc., and many other smaller regional competitors. Throughout our entire business, we may also experience greater competition in states that currently have certificates of need laws should these laws be repealed, thereby reducing barriers to entry in that state.

Employees

As of December 31, 2010, we had 1,952 employees, of whom 1,392 were trained diagnostic imaging technologists, therapists, patient coordinators, drivers or other clinical and technical support staff. The drivers in a portion of one of our regions were represented by the Teamsters union as their collective bargaining agent, which was decommissioned in March 2010. We believe we have good relationships with our employees.

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

In particular, the federal Anti-Kickback Law prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests, and providing anything at less than its fair market value. In addition, there is no one generally accepted definition of intent for purposes of finding a violation of the Anti-Kickback Law. For instance, one court has stated that an arrangement will violate the Anti-Kickback Law where any party has the intent to unlawfully induce referrals. In contrast, another court has opined that a party must engage in the proscribed conduct with the specific intent to disobey the law in order to be found in violation of the Anti-Kickback Law. The lack of uniform interpretation of the Anti-Kickback Law makes compliance with the law difficult. Moreover, recent health care reform legislation has strengthened these laws. For example, the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. The penalties for violating the Anti-Kickback Law can be severe. These sanctions include criminal penalties and civil sanctions, including fines, imprisonment and possible exclusion from the Medicare and Medicaid programs.

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

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created federal statutes to prevent healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs such as the Medicare and Medicaid programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment or exclusion from government sponsored programs.

Both federal and state government agencies are continuing heightened and coordinated civil and criminal enforcement efforts. As part of announced enforcement agency work plans, the federal government will continue to scrutinize, among other things, the billing practices of hospitals and other providers of healthcare services. The federal government also has increased funding to fight healthcare fraud, and it is coordinating its enforcement efforts among various agencies, such as the U.S. Department of Justice, the U.S. Department of Health and Human Services Office of Inspector General, and state Medicaid fraud control units. The trend towards increased funding is also seen most recently in President Obama’s budget for fiscal year 2011. Moreover, we expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business. The extent to which future legislation or regulations, if any, relating to health care fraud abuse laws and/or enforcement, may be enacted or what effect such legislation or regulation would have on our business remains uncertain. We believe that the healthcare industry will continue to be subject to increased government scrutiny and investigations.

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

Further, on May 20, 2009, President Obama signed into law the Fraud Enforcement and Recovery Act of 2009 (“FERA”), which greatly expanded the types of entities and conduct subject to the FCA. We strive to ensure that we meet applicable billing requirements. However, the costs of defending claims under the False Claims Act, as well as sanctions imposed under the Act, could significantly affect our financial performance.

Health Insurance Portability and Accountability Act of 1996

In addition to creating the new federal statutes discussed above, HIPAA , as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH Act, also establishes uniform standards governing the conduct of certain electronic health care transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by certain covered entities, including health care providers, health plans and health care clearinghouses. As a covered entity, we must comply with the Standards for Privacy of Individually Identifiable Health Information, which restrict our use and disclosure of certain individually identifiable health information. We have been required to comply with the Privacy Standards since April 14, 2003. We must also comply with the Standards for Electronic Transactions, which establish standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures. We have been required to comply with these standards since October 16, 2003. We must also comply with the Security Standards, which require us to implement security measures to protect the security and integrity of certain electronic health information. We have been required to comply with these standards since April 21, 2005. One other standard relevant to our use of medical information has been promulgated under HIPAA. CMS has published a final rule, which required us to adopt Unique Health Identifiers for use in filing and processing health care claims and other transactions by May 23, 2007. While the government intended this legislation to reduce administrative expenses and burdens for the health care industry, our compliance with this law may entail significant and costly changes for us. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package signed into law on February 17, 2009, included the HITECH Act, which dramatically expanded, among other things, (1) the scope of HIPAA to also now apply directly to “business associates,” or independent contractors who receive or obtain protected health information (“PHI”) in connection with providing a service to the covered entity, (2) substantive security and privacy obligations, including new federal security breach notification requirements to affected individuals and DHHS and potentially media outlets, of breaches of unsecured PHI, (3) restrictions on marketing communications and a prohibition on covered entities or business associates from receiving remuneration in exchange for PHI, and (4) the civil and criminal penalties that may be imposed for HIPAA violations, increasing the annual cap in penalties from $25,000 to $1.5 million per year. We believe that we are in compliance with all of the applicable HIPAA standards, rules and regulations, as amended by the HITECH Act. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

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

Unlawful Practice of Medicine and Fee Splitting

The marketing and operation of our business is subject to some states’ laws prohibiting the practice of medicine by non-physicians. We believe that our imaging operations do not involve the practice of medicine because all professional medical services relating to our imaging operations, including the interpretation of scans and related diagnoses, are separately provided by licensed physicians not employed by us. Some states also have laws that prohibit any fee-splitting arrangement between a physician and a referring person or entity that would provide for remuneration paid to the referral source on the basis of revenues generated from referrals by the referral source. We believe that our operations do not violate these state laws with respect to fee splitting.

Certificate-of-Need Laws

In some states, a certificate of need (“CON”) or similar regulatory approval is required prior to the acquisition of high-cost capital items, including diagnostic imaging or radiation oncology systems or provision of diagnostic imaging or radiation oncology services by us or our clients. CON regulations may limit or preclude us from providing diagnostic imaging or radiation oncology services or systems. Revenue from states with CON regulations represented greater than 50% of our total revenue for the year ended December 31, 2010.

CON laws were enacted to contain rising healthcare costs, prevent the unnecessary duplication of health resources, and increase patient access for health services. In practice, CON laws have prevented hospitals and other providers who have been unable to obtain a CON from acquiring new machines or offering new services. Our current contracts will remain in effect even if the CON states in which we operate modify their programs. However, a significant increase in the number of states regulating our business through CON or similar programs could adversely affect us. Conversely, repeal of existing CON regulations in jurisdictions where we have obtained a CON, or CON exemption, also could adversely affect us by allowing competitors to enter our markets. CON laws are the subject of continuing legislative activity.

Reimbursement

We derive most of our revenues directly from healthcare providers, primarily from acute care hospitals, with whom we contract to provide services to their patients. Approximately 80% of our revenues for the year ended December 31, 2010 were generated by providing services to hospitals and other healthcare providers. Some of our revenues come from third-party payors, including government programs such as the Medicare and Medicaid programs, to whom we directly bill. In the year ended December 31, 2010, we derived 20% of our revenues from direct billings to patients and their third-party payors. Services for which we submit direct billings for Medicare and Medicaid patients typically are processed by contractors and paid on a fee schedule basis, and patients are responsible for deductibles and coinsurance.

With respect to our retail business, for services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene. In the past, when the application of the statutory formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. For 2010, the Centers for Medicare and Medicaid Services (“CMS”) projected a rate reduction of 21.2% under the statutory formula and a number of legislative measures were passed to prevent this reduction. For the second half of 2010, the update factor was increased by 2.2%. For 2011, the Medicare and Medicaid Extenders Act of 2010 which was signed into law on December 15, 2010, froze the 2010 update through 2011. Because CMS was required to make its other changes to the Medicare Physician Fee Schedule (discussed below) budget neutral, CMS made a downward adjustment to what is known as the “conversion factor,” which translates values in dollar amounts. Whereas the conversion factor for the end of 2010 was $36.8729, it is $33.9764 for 2011. At this time, we do not believe the change will have a material impact on our business. If Congress fails to intervene to prevent the negative update factor in the future through either another temporary measure or a permanent revision to the statutory formula, however, the resulting decrease in payment will adversely impact our revenues and results of operations.

For retail services furnished on or after July 1, 2010, CMS began implementing a 50% reduction in reimbursement for multiple images on contiguous body parts, as mandated by the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”). This is a 25% increase from prior years. In its final Medicare Physician Fee Schedule rule for calendar year 2011, effective January 1, 2011, CMS is applying the same reduction to certain CT and CT angiography (“CTA”), MRI and MR angiography (“MRA”), and ultrasound services furnished to the same patient in the same session, regardless of the imaging modality, and not limited to contiguous body areas. CMS projects that the final rule reduces payment for 20% more services than the current multiple procedure payment reduction policy. CMS expects that the final rule primarily reduces payments for radiology services and to freestanding diagnostic imaging centers, such as our retail business. At this time, we do not believe that the multiple procedure payment reductions will have a material impact on our future retail revenues.

Regulatory updates to the Physician Fee Schedule for calendar year 2010 include reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the previous 50% usage rate to a 90% usage rate. This utilization change, to be phased in over a four-year period, applies to MRI and CT scans, but not for radiation therapy and other therapeutic equipment. The PPACA superseded CMS’s assumed usage rate for such equipment and, beginning on January 1, 2011, the PPACA requires CMS to use a 75% utilization rate. For 2011, CMS also finalized its proposed rule to expand the list of services to which the higher equipment utilization rate assumption applies to include certain diagnostic CTA and MRA procedures using similar CT and MRI scanners that cost more than $1 million. At this time, we estimate that the new usage assumptions for MRI and CT scans under the PPACA, which became effective on January 1, 2011, will not have a material impact on our future retail revenues.

Other regulatory changes to the 2010 Medicare Physician Fee Schedule involve revaluing certain components of the fee schedule payment rate, which impact radiology and other diagnostic tests, including the services we provide. Some of these changes are being transitioned over a four year period, with full implementation in 2013. For the 2010 transition payment, CMS estimated that the aggregate impact of its changes (which include the changes in the equipment utilization rate discussed above) results in a 1% reduction in radiation oncology, 5% reduction in radiology, 18% reduction in nuclear medicine and 12% reduction for all suppliers providing the technical component of diagnostic tests generally. To date these changes have not had a material impact on our retail revenues. Effective January 1, 2011, CMS made further adjustments to the fee schedule so that specialties that have a higher proportion of the payment rate attributable to operating expenses such as equipment and supplies, which include radiation oncology, will experience an increase in aggregate payments. In addition, as a result of adjustments to codes identified to be misvalued, radiation oncology specialties and suppliers providing the technical component of diagnostic tests are among the entities that will experience decreases in aggregate payment. Some of these changes will be transitioned, and CMS estimates that the impact for 2011 (which include the changes in the equipment utilization rate discussed above as well as the expanded multiple procedure payment reductions for certain imaging services) will be no reduction in radiation oncology, 10% reduction in radiology, 4% reduction in nuclear medicine and 15% reduction for all suppliers providing the technical component of diagnostic tests generally. These estimated impacts are calculated prior to the application of the conversion factor discussed above. At this time, we do not believe that the regulatory changes will have a material impact on our future retail revenues.

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

The PET and PET/CT Medicare HOPPS rate reductions did not have a material negative effect on revenue and earnings in 2008, 2009 or 2010. At this time, however, we cannot predict the impact of future rate reductions on our future revenues or business.

The 2011 HOPPS and Medicare Physician Fee Schedule rules also implemented a number of PPACA provisions, including the waiver of beneficiary cost-sharing for certain preventive services covered under Medicare, such as screening mammograms and colonoscopies. Effective January 1, 2011, Medicare beneficiaries are no longer required to satisfy their deductibles or pay a copayment amount for these services. CMS states that by eliminating these out-of-pocket costs, beneficiaries are encouraged to make full use of their Medicare preventive benefits. At this time, we cannot predict whether these changes will have a material impact on the demand for our services and/or our future revenues.

Over the past few years, the growth rate of MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, additional patient-related cost-sharing programs and an increasing trend of third-party payors intensifying their utilization management efforts, for example through benefit managers who require preauthorizations, to control the growth rate of imaging services generally. We expect that these trends will continue throughout the remainder of 2011. Another recent initiative to potentially reduce utilization of certain imaging services, authorized under MIPPA, is the Medicare Imaging Demonstration, which is a two-year demonstration project designed to collect data regarding physician use of advanced diagnostic imaging services. This information would be used to determine the appropriateness of services by developing medical specialty guidelines for advanced imaging procedures within three designated modalities (MRI, CT and nuclear medicine). On February 2, 2011, CMS announced that it selected five participants for the demonstration project, although a start date has not yet been established.

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

How to Obtain Our SEC Filings

All reports we file with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. We also provide copies of our Forms 8-K, 10-K, 10-Q, Proxy, Annual Report and amendments to those documents at no charge to investors upon request and make electronic copies of such reports available through our website at www.alliancehealthcareservices-us.com as soon as reasonably practicable after filing such material with the SEC. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this annual report on Form 10-K, or any other document that we file with the SEC.

Our Investor Relations Department can be contacted at Alliance HealthCare Services, Inc., 100 Bayview Circle, Suite 400, Newport Beach, California 92660, Attn: Investor Relations, tel: (949) 242-5300.

Executive Officers of the Registrant

Set forth below is information regarding our executive officers, including their principal occupations for the past five years and their ages as of March 14, 2011. There are no family relationships between any of our executive officers and any other executive officer or board member. Our executive officers are elected by our board of directors and serve at the discretion of our board of directors.

Name	Age	Present Position
Paul S. Viviano	57	Chairman of the Board of Directors and Chief Executive Officer
Michael F. Frisch	53	President, Alliance Imaging
Richard J. Hall	57	President, Alliance Oncology
Howard K. Aihara	47	Executive Vice President and Chief Financial Officer
Eli H. Glovinsky	50	Executive Vice President, General Counsel and Secretary
Christopher J. Joyce	47	Executive Vice President, Mergers & Acquisitions
Nicholas A. Poan	33	Senior Vice President, Corporate Finance and Chief Accounting Officer

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

Richard J. Hall has served as president, Alliance Oncology since November 2008. Mr. Hall’s health care background includes more than 25 years experience in both the public and private sectors, including approximately four years as senior vice president of business development and marketing for US Oncology, the nation’s largest oncology services provider. Mr. Hall began his career with American Hospital Supply and has also held senior leadership positions with General Medical Corporation, McKesson Corporation, PatientKeeper® and BrightStar Healthcare®.

Howard K. Aihara has served as our executive vice president and chief financial officer since December 2005. Mr. Aihara joined us in September 2000 as our vice president and corporate controller. From 1997 until September 2000, he was vice president, finance, for UniMed Management Company, a physician practice management company in Burbank, California. From 1995 through 1997, he was executive director and corporate controller for AHI Healthcare Systems, Inc. of Downey, California. AHI was a publicly traded physician practice management company. Mr. Aihara began his career at Ernst & Young LLP and is a certified public accountant (inactive).

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

Nicholas A. Poan has served as our senior vice president, corporate finance since October 2006, and our chief accounting officer since December 2005. Previous to these roles, Mr. Poan served as our director of accounting, assistant controller and as part of our accounting management team since May 2003. Prior to joining us, Mr. Poan worked at Deloitte & Touche LLP from September 2000 through May 2003 and is a certified public accountant (inactive).

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

With respect to our retail business, for services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene. In the past, when the application of the statutory formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. For 2010, the Centers for Medicare and Medicaid Services (“CMS”) projected a rate reduction of 21.2% under the statutory formula and a number of legislative measures were passed to prevent this reduction. For the second half of 2010, the update factor was increased by 2.2%. For 2011, the Medicare and Medicaid Extenders Act of 2010 which was signed into law on December 15, 2010, froze the 2010 update through 2011. Because CMS was required to make its other changes to the Medicare Physician Fee Schedule (discussed below) budget neutral, CMS made a downward adjustment to what is known as the “conversion factor,” which translates values in dollar amounts. Whereas the conversion factor for the end of 2010 was $36.8729, it is $33.9764 for 2011. At this time, we do not believe the change will have a material impact on our business. If Congress fails to intervene to prevent the negative update factor in the future through either another temporary measure or a permanent revision to the statutory formula, however, the resulting decrease in payment will adversely impact our revenues and results of operations.

For retail services furnished on or after July 1, 2010, CMS began implementing a 50% reduction in reimbursement for multiple images on contiguous body parts, as mandated by the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”). This is a 25% increase from prior years. In its final Medicare Physician Fee Schedule rule for calendar year 2011, effective January 1, 2011, CMS is applying the same reduction to certain CT and CT angiography (“CTA”), MRI and MR angiography (“MRA”), and ultrasound services furnished to the same patient in the same session, regardless of the imaging modality, and not limited to contiguous body areas. CMS projects that the final rule reduces payment for 20% more services than the current multiple procedure payment reduction policy. CMS expects that the final rule primarily reduces payments for radiology services and to freestanding diagnostic imaging centers, such as our retail business. At this time, we do not believe that the multiple procedure payment reductions will have a material impact on our future retail revenues.

Regulatory updates to the Physician Fee Schedule for calendar year 2010 include reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the previous 50% usage rate to a 90% usage rate. This utilization change, to be phased in over a four-year period, applies to MRI and CT scans, but not for radiation therapy and other therapeutic equipment. The PPACA superseded CMS’s assumed usage rate for such equipment and, beginning on January 1, 2011, the PPACA requires CMS to use a 75% utilization rate. For 2011, CMS also finalized its proposed rule to expand the list of services to which the higher equipment utilization rate assumption applies to include certain diagnostic CTA and MRA procedures using similar CT and MRI scanners that cost more than $1 million. At this time, we estimate that the new usage assumptions for MRI and CT scans under the PPACA, which became effective on January 1, 2011, will not have a material impact on our future retail revenues.

Other regulatory changes to the 2010 Medicare Physician Fee Schedule involve revaluing certain components of the fee schedule payment rate, which impact radiology and other diagnostic tests, including the services we provide. Some of these changes are being transitioned over a four year period, with full implementation in 2013. For the 2010 transition payment, CMS estimated that the aggregate impact of its changes (which include the changes in the equipment utilization rate discussed above) results in a 1% reduction in radiation oncology, 5% reduction in radiology, 18% reduction in nuclear medicine and 12% reduction for all suppliers providing the technical component of diagnostic tests generally. To date these changes have not had a material impact on our retail revenues. Effective January 1, 2011, CMS made further adjustments to the fee schedule so that specialties that have a higher proportion of the payment rate attributable to operating expenses such as equipment and supplies, which include radiation oncology, will experience an increase in aggregate payments. In addition, as a result of adjustments to codes identified to be misvalued, radiation oncology specialties and suppliers providing the technical component of diagnostic tests are among the entities that will experience decreases in aggregate payment. Some of these changes will be transitioned, and CMS estimates that the impact for 2011 (which include the changes in the equipment utilization rate discussed above as well as the expanded multiple procedure payment reductions for certain imaging services) will be no reduction in radiation oncology, 10% reduction in radiology, 4% reduction in nuclear medicine and 15% reduction for all suppliers providing the technical component of diagnostic tests generally. These estimated impacts are calculated prior to the application of the conversion factor discussed above. At this time, we do not believe that the regulatory changes will have a material impact on our future retail revenues.

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

The PET and PET/CT Medicare HOPPS rate reductions did not have a material negative effect on revenue and earnings in 2008, 2009 or 2010. At this time, however, we cannot predict the impact of future rate reductions on our future revenues or business.

The 2011 HOPPS and Medicare Physician Fee Schedule rules also implemented a number of PPACA provisions, including the waiver of beneficiary cost-sharing for certain preventive services covered under Medicare, such as screening mammograms and colonoscopies. Effective January 1, 2011, Medicare beneficiaries are no longer required to satisfy their deductibles or pay a copayment amount for these services. CMS states that by eliminating these out-of-pocket costs, beneficiaries are encouraged to make full use of their Medicare preventive benefits. At this time, we cannot predict whether these changes will have a material impact on the demand for our services and/or our future revenues.

Over the past few years, the growth rate of MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, additional patient-related cost-sharing programs and an increasing trend of third-party payors intensifying their utilization management efforts, for example through benefit managers who require preauthorizations, to control the growth rate of imaging services generally. We expect that these trends will continue throughout the remainder of 2011. Another recent initiative to potentially reduce utilization of certain imaging services, authorized under MIPPA, is the Medicare Imaging Demonstration, which is a two-year demonstration project designed to collect data regarding physician use of advanced diagnostic imaging services. This information would be used to determine the appropriateness of services by developing medical specialty guidelines for advanced imaging procedures within three designated modalities (MRI, CT and nuclear medicine). On February 2, 2011, CMS announced that it selected five participants for the demonstration project, although a start date has not yet been established.

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

The market for diagnostic imaging and radiation oncology services and systems is competitive. Our major diagnostic imaging competitors include RadNet, Inc., InSight Health Services Corp., Medquest, Inc., Shared

Medical Services, Kings Medical Company Inc. and DMS Health Group. Our major radiation oncology competitors include Radiation Therapy Services, Inc., Vantage Oncology, Inc., Oncare Medical Corp., and US Oncology, Inc. In addition to direct competition from other imaging and radiation oncology providers, we compete with independent imaging centers and referring physicians with diagnostic imaging systems in their own offices, as well as with original equipment manufacturers, or OEMs, that aggressively sell or lease imaging systems to healthcare providers for full-time installation. In recent years we have seen an increase in activity by OEMs’ sale of systems directly to a certain number of our clients. Typically, OEMs target our higher scan volume clients. This increase in activity by OEMs has resulted in overcapacity of systems in the marketplace, especially related to medical groups adding imaging capacity within their practice settings. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace these higher volume scan clients typically with lower volume clients. Our MRI revenues decreased during the year ended December 31, 2010 compared to 2009 due to a decrease in demand. We believe that MRI revenues will continue to decline in future years.

There are many competitors in the imaging sector we find ourselves competing with to gain business. If we are unable to successfully compete, our client base would decline and our business and financial condition would be harmed.

Our revenues may fluctuate or be unpredictable and this may impact our financial results.

The amount and timing of revenues that we may derive from our business will fluctuate based on:

•	variations in the rate at which clients renew their contracts;

•	the extent to which our mobile shared-service clients become full-time clients;

•	changes in the number of days of service we can offer with respect to a given system due to equipment malfunctions or the seasonal factors discussed below; and

•	the mix of wholesale and retail billing for our services.

In addition, we experience seasonality in the sale of our services. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue is affected primarily by fewer calendar days and inclement weather, typically resulting in fewer patients being scanned or treated during the period. Fourth quarter revenues are affected by holiday and client and patient vacation schedules, resulting in fewer scans or treatments during the period. The variability in margins is higher than the variability in revenues due to the fixed nature of our costs. As a result, our revenues may vary significantly from quarter to quarter, and our quarterly results may be below market expectations. We also experience fluctuations in revenues generated due to acquisition activity and general economic conditions, including recession or economic slowdown. We may not be able to reduce our expenses, including our debt service obligations, quickly enough to respond to these declines in revenue, which would make our business difficult to operate and would harm our financial results.

We may be unable to renew or maintain our client contracts, which would harm our business and financial results.

Upon expiration of our clients’ contracts, we are subject to the risk that clients will cease using our imaging services and purchase or lease their own imaging systems or use our competitors’ imaging systems. During the year ended December 31, 2010, we experienced a modest rate of contract terminations partially due to stepped up marketing, sales and attractive financing alternatives being offered by original equipment manufacturers to our clients. A portion of our clients can execute early termination clauses and discontinue service prior to maturity. As a result, our MRI revenues for 2010 declined compared to 2009 levels due to a decrease in demand and we believe that MRI revenues from our shared-service operations will continue to decline in future periods. If these contracts are not renewed, it could result in a significant negative impact on our business. It is not always possible to immediately obtain replacement clients, and historically many replacement clients have been smaller facilities which have a lower number of scans than lost clients.

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

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions continuing into 2011. Continued concerns about the systemic impact of potential long-term and wide-spread unemployment, recession, inflation, energy costs, geopolitical issues, the availability and cost of credit and the United States housing market have contributed to increased market volatility and led to increased market uncertainty and instability in both United States and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence, increased tax rates and governmental budget deficits and debt levels have contributed to volatility of unprecedented levels. We believe our MRI and PET/CT scan volumes have been impacted during 2010 and will continue to be impacted in 2011 by high unemployment rates, the number of under-insured or uninsured patients and other conditions arising from the global economic conditions described above. At this time, it is unclear the extent of the impact this might have on our future revenues or business.

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

Continued turbulence in the United States and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability, and the ability of our customers, to timely meet liquidity needs, resulting in adverse effects on our financial condition and results of operations.

Several states are experiencing a budget crisis which has resulted in significant state government cutbacks. These budget crises, if not successfully resolved, could have an impact on our revenue. To the extent state Medicaid program are unable to provide payments on a timely basis, or at all, our revenues, financial condition and results of operations will not be materially impacted.

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

Fuel costs constitute a significant portion of our mobile operating expenses, through diesel fuel for our tractor fleet and mileage reimbursement for our technologists. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and supply and demand. Fuel availability is also affected by demand for home heating oil, diesel, gasoline and other petroleum products, as well as overall economic conditions. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. In the event of a fuel supply shortage or further increases in fuel prices, a curtailment of scheduled mobile service could result. There have been significant increases in fuel costs and continued high fuel costs or further increases will harm our financial condition and results of operations.

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

We may be subject to professional liability claims. Although there currently are no known hazards associated with any of our scanning or therapy delivery technologies directly related to the physical equipment when used properly, hazards may be discovered in the future. Furthermore, there is a risk of harm to a patient during an MRI if the patient has certain types of metal implants or cardiac pacemakers within his or her body. Although patients are screened to safeguard against this risk, screening may nevertheless fail to identify the hazard. There also is potential risk to patients treated with therapy equipment secondary to inadvertent or excessive over or under exposure to radiation—a topic on which the U.S. House of Representatives Committee on Energy and Commerce Subcommittee on Health held a hearing on February 26, 2010. We maintain professional liability insurance with coverage that we believe is consistent with industry practice and appropriate in light of the risks attendant to our business. However, any claim made against us could be costly to defend against, result in a substantial damage award against us and divert the attention of our management from our operations, which could have an adverse effect on our financial performance.

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

Many of the states in which we operate do not enforce agreements that prohibit a former employee from competing with a former employer. As a result, many of our employees whose employment is terminated are free to compete with us, subject to prohibitions on the use of confidential information and, depending on the terms of the employee’s employment agreement, on solicitation of existing employees and customers. A former executive, field or sales manager or other key employee who joins one of our competitors could use the relationships he or she established while our employee and the industry knowledge he or she acquired during that tenure to enhance the new employer’s ability to compete with us.

Loss of, and failure to attract, qualified employees, technologists and other clinical staff could limit our growth and negatively impact our operations.

Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense. In particular, there is a very high demand for qualified technologists who are necessary to operate our systems, particularly PET and PET/CT technologists. We may not be able to hire and retain a sufficient number of technologists, therapists, physicists and dosimetrists and we expect that our costs for the salaries and benefits of these employees will continue to increase for the foreseeable future because of the industry’s competitive demand for their services. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

Our positron emission tomography and positron emission tomography/computed tomography, or PET and PET/CT services, and some of our other imaging services require the use of radioactive materials, which could subject us to regulation- related costs and delays and potential liabilities for injuries or violations of environmental, health and safety laws.

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

We have historically relied on acquisitions as a method of expanding our business. In addition, we will consider future acquisitions as opportunities arise. If we do not successfully integrate acquisitions, we may not realize anticipated operating advantages and cost savings. The integration of companies that have previously operated separately involves a number of risks, including:

•	demands on management related to the increase in our size after an acquisition;

•	the diversion of management’s attention from the management of daily operations to the integration of operations;

•	difficulties in the assimilation and retention of employees;

•	potential adverse effects on operating results; and

•	challenges in retaining clients.

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

Funds managed by Oaktree Capital Management, LLC and MTS Health Investors, LLC beneficially own the majority of our outstanding shares of common stock and are therefore able to exert significant influence over us, including with respect to change of control transactions.

As of December 31, 2010, funds managed by Oaktree Capital Management, LLC and MTS Health Investors, LLC (collectively the “Oaktree Parties”) beneficially owned approximately 51.3% of our outstanding shares of common stock. So long as they beneficially own at least 35% of our outstanding shares of common stock, the Oaktree Parties will have the right to designate three of the members of our board of directors. In addition, as of April 2010, the provisions of a standstill agreement we entered into with the Oaktree Parties limiting their ability to acquire more than 49.9% of our outstanding common stock terminated.

As a result of their ownership of our common stock and their other arrangements described above, the Oaktree Parties have the ability to exert significant influence on our management and operations, as well as control the outcome of matters requiring stockholder approval, including approving mergers, consolidations or sales of all or substantially all of our assets, election of directors and advisory votes, including advisory votes related to our executive pay practices and appointment of independent registered auditors. This concentration of ownership and voting power may have the effect of delaying or preventing a merger, consolidation, sale of assets or other similar transaction that involves a third party.

Because of the equity ownership of the Oaktree Parties, we are considered a “controlled company” for purposes of the NYSE listing requirements. As such, we are exempt from the requirement that the majority of our board of directors meet the standards of independence established by the NYSE and we are exempt from the requirement that we have separate Compensation and Nominating and Corporate Governance Committees comprised entirely of directors who meet such independence standards. Although we do not currently intend to rely upon the exemption available for controlled companies, we may choose to utilize the exemption at any time that we remain a controlled company. The NYSE independence standards are intended to ensure that directors who meet the independence standards are free of any conflicting interest with management that could influence their actions as directors. It is possible that the interests of the Oaktree Parties may in some circumstances conflict with our interests or the interests of our other stockholders.

Possible volatility in our stock price could negatively affect us and our stockholders.

The trading price of our common stock on the New York Stock Exchange has fluctuated significantly in the past. During the period from January 1, 2008 through December 31, 2010, the trading price of our common stock fluctuated from a high of $12.03 per share to a low of $3.32 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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

In the past, following periods of volatility in the market price of an individual company’s securities, securities class action litigation often has been instituted against that company. The institution of similar litigation against us could result in substantial costs and a diversion of management’s attention and resources, which could negatively affect our business, results of operations or financial condition.

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

We are directly or indirectly through our clients subject to extensive regulation by both the federal government and the states in which we conduct our business, including the federal Anti-Kickback Law and similar state anti-kickback laws, the Stark Law and similar state laws affecting physician referrals, the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and similar state laws addressing privacy and security, state unlawful practice of medicine and fee splitting laws, state certificate of need laws, the Medicare and Medicaid statutes and regulations, and requirements for handling biohazardous and radioactive materials and wastes.

Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of health care companies, as well as their executives and managers. These investigations relate to a wide variety of matters, including referral and billing practices. The Office of the Inspector General of the Department of Health and Human Services (“DHHS”) and the Department

of Justice (“DOJ”) have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries.

If our operations are found to be in violation of any of the laws and regulations to which we or our clients are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of our operations. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. Our risk of being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business. For a more detailed discussion of the various state and federal regulations to which we are subject see “Business—Regulation,” “Business—Reimbursement” and “Business—Environmental, Health and Safety Laws.”

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

Regulations published in November 2006 by CMS identify 14 supplier standards applicable to independent diagnostic testing facilities, or IDTFs, which include some of our facilities. CMS designed these standards to ensure that minimum quality standards are met to protect Medicare beneficiaries. If an IDTF fails to meet one or more of the standards at the time of enrollment or re-enrollment, then its application will be denied or the agency will revoke an IDTF’s billing privileges. These standards went into effect on January 1, 2007, and IDTFs must meet these standards to obtain or retain enrollment in the Medicare program. CMS published additional regulatory provisions in November 2007 and November 2008 that revised the existing IDTF standards and also created several additional standards. These changes went into effect on January 1, 2008 and January 1, 2009, respectively. To the extent that CMS publishes interpretations of these standards that are more restrictive than the standards described in the agency’s published rules, our business could be adversely impacted. These standards have not had a material impact on our business.

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

We are highly leveraged. As of December 31, 2010, we had $653.3 million of outstanding debt, excluding letters of credit, and approximately $115.3 million was available for borrowing under our New Revolving Credit Facility. Our substantial indebtedness could have important consequences for our stockholders. For example, it could:

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and acquisitions and for other general corporate purposes;

•	increase our vulnerability to economic downturns and competitive pressures in our industry;

•	place us at a competitive disadvantage compared to our competitors that have less debt in relation to cash flow;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	limit our ability to borrow additional funds on terms that are satisfactory to us or at all.

If there is a default under the agreements governing our material indebtedness, the value of our assets may not be sufficient to repay our creditors.

Our property and equipment, which make up a significant portion of our tangible assets, had a net book value of $311.7 million as of December 31, 2010 and $340.1 million as of December 31, 2009. The book value of these assets should not be relied on as a measure of realizable value for such assets. The realizable value may be lower than such net book value. The value of our assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered. Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered. Our goodwill and other intangible assets had a net book value of $287.7 million as of December 31, 2010 and $294.4 million as of December 31, 2009. These assets primarily consist of the excess of the acquisition cost over the fair market value of the net assets acquired in purchase transactions, customer contracts and costs to obtain certificates of need. The value of goodwill and other intangible assets will continue to depend significantly upon the success of our business as a going concern and the growth in future cash flows. As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our Company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the New Credit Facility and the indenture governing the notes permit us or our subsidiaries to incur additional indebtedness, subject to certain restrictions. Further, the New Credit Facility and the indenture governing the notes allow for the incurrence of indebtedness by our subsidiaries, all of which would be structurally senior to the notes. In addition, as of December 31, 2010, our New Credit Facility permitted additional borrowings of up to approximately $115.3 million under the New Revolving Credit Facility subject to the covenants contained in the New Credit Facility, and all of those borrowings would be senior to the notes to the extent of the assets securing the New Credit Facility. If new debt is added to our or our subsidiaries’ current debt levels, the risks discussed above could intensify.

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

An increase in prevailing interest rates would have an effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. As of December 31, 2010, approximately $455.4 million of our debt was at variable interest rates, for which risks from rising interest rates are protected through interest rate cap agreements with notional amounts totaling $150.0 million as described below.

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

In the first quarter of 2010, we entered into one interest rate swap agreement and three interest rate cap agreements in order to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The swap agreement, which matures in January 2011, has a notional amount of $92.7 million and synthetically unwinds the effects of a swap entered into in 2009. The interest rate cap agreements, which mature in February 2014, have a total notional amount of $150.0 million and were designated as cash flow hedges of future cash interest payments associated with a portion of our variable rate bank debt. Under these arrangements we have purchased a cap on LIBOR at 4.50%.

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

In connection with our acquisition of Medical Outsourcing Services, LLC (“MOS”) in the third quarter of 2008, we subsequently identified a Medicare billing practice related to a portion of MOS’s retail billing operations that raised compliance issues under Medicare reimbursement guidelines. The practice was in place prior to the acquisition and was discontinued when we became aware of it. In accordance with our corporate compliance program, we have entered into discussions with representatives of the federal government to advise them of the issue and seek guidance on appropriate next steps. The discussions are ongoing and no resolution has yet been reached. Although the government may seek repayment and penalties relating to the billing practice, we do not expect that such repayment and penalties taken as a whole, if imposed on us, would have a material impact on our results of operations, cash flows or financial position because we believe the amounts we would owe will be substantially or fully off-set by recoveries under the indemnification provisions of the MOS acquisition purchase agreement. Pursuant to the terms of the purchase agreement, in June 2010 we commenced arbitration proceedings related to this matter.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the symbol “AIQ”. The high and low sales prices as reported on the NYSE are set forth below for the respective time periods. As of March 14, 2011, there were 46 stockholders of record of our common stock and approximately 2,500 beneficial holders of our common stock.

	2010		2009
	High	Low	High	Low
First Quarter	$5.98	$4.69	$9.79	$6.28
Second Quarter	$5.90	$4.01	$9.00	$6.41
Third Quarter	$5.06	$3.32	$7.38	$4.84
Fourth Quarter	$4.99	$3.40	$6.47	$5.06

We have never paid any cash dividends on our common stock and have no current plans to do so. We intend to retain available cash to provide for the operation of our business, including capital expenditures, fund future acquisitions and repay indebtedness. Our credit facility and the indenture related to our notes restrict the payment of cash dividends on our common stock. In 2010, we withheld 51,442 shares from certain employees to pay taxes related to restricted stock awards that vested. These shares are included in treasury stock and have a weighted-average value of $4.27 per share. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

All stock option plans under which our common stock is reserved for issuance have previously been approved by our shareholders. The following table provides summary information as of December 31, 2010 for all of our stock option plans:

	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares of Common Stock remaining available for future issuance (excluding shares reflected in column 1)
Stock option plans approved by shareholders	4,930,925	$6.61	1,879,273
Stock option plans not approved by shareholders	—	—	—

	4,930,925	$6.61	1,879,273

STOCK PERFORMANCE GRAPH

The following graph sets forth the cumulative return on our common stock from December 31, 2005 through December 31, 2010, as compared to the cumulative return of the S&P 500 Index and the cumulative return of the S&P Healthcare Index. The graph assumes that $100 was invested on December 31, 2005 in each of (1) our common stock, (2) the S&P 500 Index and (3) the S&P Healthcare Index and that all dividends (if applicable) were reinvested.

COMPARISON OF THE CUMULATIVE TOTAL RETURN AMONG

ALLIANCE HEALTHCARE SERVICES, INC., THE S&P 500 INDEX, AND

THE S&P HEALTHCARE INDEX

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Alliance HealthCare Services, Inc.	100.00	111.76	161.68	133.95	95.97	71.26
S&P 500	100.00	113.62	117.63	72.36	89.33	100.75
S&P Healthcare Index	100.00	105.78	111.49	84.20	98.57	99.26

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

	Year Ended December 31,
	2006	2007	2008	2009	2010
Consolidated Statements of Operations Data:
Revenues	$455,775	$444,919	$495,834	$505,513	$478,855
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	244,254	235,471	261,753	270,381	264,725
Selling, general and administrative expenses	53,955	57,049	62,728	67,579	67,110
Transaction costs	—	—	—	893	2,439
Severances and related costs	745	682	636	1,404	1,002
Impairment charges	—	—	—	—	42,095
Depreciation expense	83,397	82,703	87,728	94,918	92,321
Amortization expense	4,933	5,195	8,696	11,000	12,439
Interest expense and other, net	41,078	42,362	48,392	45,894	51,203
Loss on extinguishment of debt	—	—	61	14,600	—
Other (income) and expense, net	45	(579)	(872)	(1,178)	(590)

Total costs and expenses	428,407	422,883	469,122	505,491	532,744

Income (loss) before income taxes, earnings from unconsolidated investees and noncontrolling interest	27,368	22,036	26,712	22	(53,889)
Income tax expense (benefit)	12,032	11,644	11,764	308	(20,799)
Earnings from unconsolidated investees	(5,371)	(7,567)	(4,605)	(3,831)	(4,327)

Net income (loss)	20,707	17,959	19,553	3,545	(28,763)
Less: Net income attributable to noncontrolling interest	(2,075)	(1,727)	(3,030)	(3,064)	(3,890)

Net income (loss) attributable to Alliance HealthCare Services, Inc.	$18,632	$16,232	$16,523	$481	$(32,653)

Earnings (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.37	$0.32	$0.32	$0.01	$(0.62)

Diluted	$0.37	$0.31	$0.32	$0.01	$(0.62)

Weighted average number of shares of common stock and common stock equivalents:
Basic	49,780	50,563	51,296	51,738	52,780
Diluted	50,335	51,582	52,159	52,155	52,780

Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$16,440	$120,892	$73,305	$111,884	$97,162
Total assets	664,526	849,807	883,723	887,836	816,201
Long-term debt, including current maturities	529,425	670,796	662,562	667,890	653,265
Stockholders’ (deficit) equity	(12,598)	8,079	28,993	34,762	13,659

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading national provider of advanced outpatient diagnostic imaging and radiation therapy services, based upon annual revenue and number of systems deployed. Our principal sources of revenue are derived from magnetic resonance imaging (“MRI”) and positron emission tomography/computed tomography (“PET/CT”). We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. We also provide services through a growing number of fixed-site imaging centers, primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which include only the use of our imaging systems under a short-term contract. We have also leveraged our leadership in MRI and PET/CT to expand into radiation oncology and hospital outsourcing. Our radiation oncology business is operated through our wholly owned subsidiary, Alliance Oncology, LLC (“AO”), and includes a wide range of services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, actual radiation oncology delivery, therapy management and follow-up care. Our services include the use of our linear accelerators, therapists to operate such systems, administrative staff, equipment maintenance and upgrades, and management of day-to-day operations. We also provide stereotactic radiation oncology services through our wholly owned subsidiary, Alliance Radiosurgery, LLC.

MRI, PET/CT and radiation oncology services generated 45%, 39% and 9% of our revenue, respectively, for the year ended December 31, 2010, 47%, 40% and 7% of our revenue, respectively, for the year ended December 31, 2009 and 54% 34% and 5% of our revenue, respectively, for the year ended December 31, 2008. Our remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (“CT”) and management contract revenue. We had 535 diagnostic imaging and radiation oncology systems, including 302 MRI systems and 128 positron emission tomography (“PET”) or PET/CT systems and served over 1,000 clients in 46 states at December 31, 2010. We operated 132 fixed-site imaging centers (three in unconsolidated joint ventures), which constitutes systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups’ offices, and free-standing fixed-site imaging centers, which include systems installed in a medical office building, ambulatory surgical center, or other retail space at December 31, 2010. Of the 132 fixed-site imaging centers, 103 were MRI fixed-site imaging centers, 20 were PET or PET/CT fixed-site imaging centers, six were other modality fixed-site imaging centers and three were in unconsolidated joint ventures. We also operated 27 radiation oncology centers and stereotactic radiosurgery facilities (including two radiation oncology centers in unconsolidated joint ventures) at December 31, 2010.

Approximately 80%, 80% and 79% of our revenues for the years ended December 31, 2010, 2009 and 2008, respectively, were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients’ receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

Approximately 20%, 20% and 21% of our revenues for the years ended December 31, 2010, 2009 and 2008, respectively, were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenue. Our revenue from these sites is generated from direct billings to patients or their third-party payors, including Medicare, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

Fixed-site imaging centers and radiation oncology centers can be structured as either wholesale or retail arrangements. Our wholesale contracts for radiation oncology services average approximately 10 to 20 years in length. Revenues from these centers are included in either our wholesale or retail revenues.

With respect to our retail business, for services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene. In the past, when the application of the statutory formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. For 2010, the Centers for Medicare and Medicaid Services (“CMS”) projected a rate reduction of 21.2% under the statutory formula and a number of legislative measures were passed to prevent this reduction. For the second half of 2010, the update factor was increased by 2.2%. For 2011, the Medicare and Medicaid Extenders Act of 2010 which was signed into law on December 15, 2010, froze the 2010 update through 2011. Because CMS was required to make its other changes to the Medicare Physician Fee Schedule (discussed below) budget neutral, CMS made a downward adjustment to what is known as the “conversion factor,” which translates values in dollar amounts. Whereas the conversion factor for the end of 2010 was $36.8729, it is $33.9764 for 2011. At this time, we do not believe the change will have a material impact on our business. If Congress fails to intervene to prevent the negative update factor in the future through either another temporary measure or a permanent revision to the statutory formula, however, the resulting decrease in payment will adversely impact our revenues and results of operations.

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

Regulatory updates to the Physician Fee Schedule for calendar year 2010 include reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the previous 50% usage rate to a 90% usage rate. This utilization change, to be phased in over a four-year period, applies to MRI and CT scans, but not for radiation therapy and other therapeutic equipment. The PPACA superseded CMS’s assumed usage rate for such equipment and, beginning on January 1, 2011, the PPACA requires CMS to use a 75% utilization rate. For 2011, CMS also finalized its proposed rule to expand the list of services to which the higher equipment utilization rate assumption applies to include certain diagnostic CTA and MRA procedures using similar CT and MRI scanners that cost more than $1 million. At this time, we estimate that the new usage assumptions for MRI and CT scans under the PPACA, which became effective on January 1, 2011, will not have a material impact on our future retail revenues.

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

The PET and PET/CT Medicare HOPPS rate reductions did not have a material negative effect on revenue and earnings in 2008, 2009 or 2010. At this time, however, we cannot predict the impact of future rate reductions on our future revenues or business.

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

Over the past few years, the growth rate of MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, additional patient-related cost-sharing programs and an increasing trend of third-party payors intensifying their utilization management efforts, for example through benefit managers who require preauthorizations, to control the growth rate of imaging services generally. We expect that these trends will continue throughout the remainder of 2011. Another recent initiative to potentially reduce utilization of certain imaging services, authorized under MIPPA, is the Medicare Imaging Demonstration, which is a two-year demonstration project designed to collect data regarding physician use of advanced diagnostic imaging services. This information would be used to determine the appropriateness of services by developing medical specialty guidelines for advanced imaging procedures within three designated modalities (MRI, CT and nuclear medicine). On February 2, 2011, CMS announced that it selected five participants for the demonstration project, although a start date has not yet been established.

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

We have experienced and continue to experience an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers, or OEMs, selling systems directly to certain of our clients, as well as medical groups. Typically, OEMs target our higher scan volume clients. This increase in activity by OEMs has resulted in overcapacity of systems in the marketplace. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace lost higher volume clients typically with lower volume clients. Our non scan-based MRI business has been impacted by a decline in the number of hospital construction projects, driven by a decrease in new MRI systems being added by hospitals in their facilities and a decrease in the number of equipment upgrades occurring in the hospital market. Additionally, a growing number of medical groups have added imaging capacity within their practice setting which further increases competition in the industry. Our MRI revenues decreased in 2010 compared to 2009 due to the factors described above, and we believe that MRI revenues will continue to decline in future years.

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies which continued into 2011 and have not fully recovered. Continued concerns about the systemic impact of potential long-term and wide-spread recession, inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased market volatility and diminished expectations for the United States economy. Added concerns fueled by the United States government financial assistance to certain companies and other federal government’s interventions in the United States financial system have led to increased market uncertainty and instability in both United States and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence, increased unemployment, increased tax rates and governmental budget deficits and debt levels have contributed to volatility of unprecedented levels. We believe our MRI and PET/CT scan volumes have been impacted during 2009, 2010 and will continue to be impacted in 2011 by high unemployment rates, the number of under-insured or uninsured patients, the reported decline in physician office visits, hospitals adding imaging services in order to enhance hospital profitability and other conditions arising from the global economic conditions described above. At this time, it is unclear what impact this might have on our future revenues or business.

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

Seasonality

We experience seasonality in the revenues and margins generated for our services. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue is affected primarily by fewer calendar days and inclement weather, typically resulting in fewer patients being scanned or treated during the period. Fourth quarter revenues are affected by holiday and client and patient vacation schedules, resulting in fewer scans or treatments during the period. The variability in margins is higher than the variability in revenues due to the fixed nature of our costs. We also experience fluctuations in the revenues and margins generated due to acquisition activity and general economic conditions, including recession or economic slowdown.

Oaktree Capital Management and MTS Health Investors Acquisition

On April 16, 2007, funds managed by Oaktree Capital Management, LLC (“Oaktree”) and MTS Health Investors, LLC (“MTS”) purchased approximately 24.5 million shares of our common stock from Kohlberg Kravis Roberts & Co (“KKR”). Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of our common stock. Subsequently, KKR sold its remaining shares on the open market. At December 31, 2010, Oaktree and MTS owned in the aggregate approximately 51.3% of the outstanding shares of common stock of the Company.

Recent Transactions

In the first quarter of 2008, we purchased six CyberKnife® robotic radiosurgery facilities from Accuray, Inc (“the CyberKnife transaction”). The radiosurgery systems are currently providing radiosurgery services at hospitals located in California, Maryland, New Jersey and Tennessee. The purchase price totaled $10.3 million in cash and $0.7 million in transaction costs. The acquisition was financed using proceeds from the issuance of an additional $150 million of our 7 1/4% Senior Subordinated Notes due 2012 (the “new 7 1/4% Notes”) in December 2007 (the new 7 1/4% Notes were retired in 2009, see Note 3 of the Notes to the Consolidated Financial Statements for a description of the Refinance Transaction). As a result of this acquisition, we recorded acquired intangible assets of $1.5 million, which was assigned to customer contracts and will be amortized over seven years. The intangible assets were recorded at fair value at the acquisition date. All recorded intangible assets are capitalized for tax purposes and amortized over 15 years. The year ended December 31, 2008 included approximately nine months of operations from this acquisition.

In the third quarter of 2008, we purchased all of the outstanding membership interests of Medical Outsourcing Services, LLC (“MOS”), a mobile provider of PET/CT, based in Naperville, Illinois. MOS currently operates in nine states, including, Illinois, Indiana, Iowa, Michigan, Missouri, New Jersey, Ohio, Pennsylvania, and Wisconsin. The purchase price consisted of $17.3 million in cash, $2.5 million in cash which is being held in an escrow account, and $4.6 million in assumed liabilities and transaction costs. We financed this acquisition using internally generated funds and proceeds from the issuance of the new 7 1/4% Notes in December 2007. As a result of this acquisition, we recorded goodwill of $3.3 million and acquired intangible assets of $12.5 million, of which $3.9 million was assigned to the physician referral network, which is amortized over five years, $6.1 million was assigned to customer relationships, which is amortized over 10 years and $2.5 million was assigned to a non-compete agreement, which is amortized over three years. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The acquisition included $2.5 million for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification. When the contingencies are resolved and consideration is distributable from the escrow account, we will record the fair value of the consideration as additional purchase price to goodwill. During the year ended December 31, 2009, we increased goodwill by $0.1 million as a result of changes in the original valuation of assets acquired and liabilities assumed. During the year ended December 31, 2010, we increased goodwill by $0.1 million as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2008 included six months of operations from this acquisition. Please also see further discussion in Note 12 of the Notes to the Consolidated Financial Statements.

In the third quarter of 2008, we purchased all of the outstanding membership interests of RAMIC Des Moines, LLC (“RAMIC”), a single modality center providing MRI services in West Des Moines, Iowa. The purchase price consisted of $7.2 million in cash, $0.6 million in cash which is being held in an escrow account, and $0.1 million in assumed liabilities and transaction costs. We financed this acquisition using internally generated funds and proceeds from the issuance of the new 7 1/4% Notes in December 2007. As a result of this acquisition, we recorded goodwill of $2.9 million and acquired intangible assets of $2.6 million, of which $1.8 million was assigned to the physician referral network, which is amortized over five years and $0.8 million was assigned to certificates of need held by RAMIC, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The acquisition included $0.6 million for a contingent payment which was being held in an escrow account, pending the resolution of claims for indemnification. All contingencies have been resolved and all escrow amounts have been distributed as of December 31, 2009. During the year ended December 31, 2009, $0.6 million was released from escrow, which was recorded to goodwill as additional purchase price. During the year ended December 31, 2010, we increased goodwill by $0.1 million as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2008 included approximately five months of operations from this acquisition.

In the fourth quarter of 2008, we purchased all of the outstanding membership interests of Shared PET Imaging, LLC (“SPI”), a mobile and fixed-site provider of PET and PET/CT, based in Canton, Ohio. SPI serves approximately 90 clients in thirteen states, including Ohio, Michigan, Indiana, Illinois, Florida, Pennsylvania, New York, Tennessee and South Carolina. The purchase price consisted of $34.1 million in cash, $2.0 million in cash which is being held in an escrow account, and $9.1 million in assumed liabilities and transaction costs. We financed this acquisition using internally generated funds and proceeds from the issuance of the new 7 1/4% Notes in December 2007. As a result of this acquisition, we recorded goodwill of $6.9 million and acquired intangible assets of $9.4 million, of which $0.5 million was assigned to the physician referral network, which is amortized over five years, $5.4 million was assigned to customer relationships, which is amortized over 13 years, $3.2 million was assigned to a non-compete agreement, which is amortized over three years, and $0.3 million was assigned to certificates of need held by SPI, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and amortized over 15 years. The acquisition included $2.0 million for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification. When the contingencies are resolved and consideration is distributable from the escrow account, we will record the fair value of the consideration as additional purchase price to goodwill. During the year ended December 31, 2009, we increased goodwill by $0.4 million as a result of changes in the original valuation of assets acquired and liabilities assumed. During the year ended December 31, 2010, we increased goodwill by $0.3 million as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2008 included one month of operations from this acquisition.

Also in the fourth quarter of 2008, we purchased the remaining 20% minority interest in AO. The total purchase price was $6.5 million, which consisted entirely of cash. We financed this acquisition using internally generated funds. As a result of this acquisition, we recorded goodwill of $4.5 million. All recorded goodwill was capitalized for tax purposes and amortized over 15 years.

During December 2009, we entered into and completed various debt related transactions in order to expand our borrowing capacity and extend the maturity of our debt (the “Refinance Transaction”). In order to accomplish this, we retired substantially all of our $300.0 million 7   1/4% senior subordinated notes due 2012 (the “7 1/4% Notes”) through a cash tender offer (the “Tender Offer”) and repaid the balance of $351.6 million on our existing Tranche C1 term loan facility (the “Old Term Loan”). In conjunction with the Refinance Transaction we also entered into a new senior secured credit agreement (the “New Credit Facility”), comprised of a $460.0 million term loan (the “New Term Loan”) maturing June 2016 and a $120.0 million revolving facility (the “New Revolving Credit Facility”) maturing December 2014. Borrowings under the New Term Loan were issued at 98.0% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the loan. We also issued $190.0 million of 8% senior notes due 2016 (the “8% Notes”) in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended. The 8% Notes were issued at 98.69% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the notes. Borrowings under the New Credit Facility bear interest through maturity at a variable rate based upon, at our option, either London InterBank Offered Rate (“LIBOR”) or the base rate (which is the highest of the administrative agent’s prime rate, one-half of 1.00% in excess of the overnight federal funds rate, and 1.00% in excess of the one-month LIBOR rate), plus in each case, an applicable margin. With respect to the New Term Loan, the applicable margin for LIBOR loans is 3.50% per annum, and with respect to the New Revolving Credit Facility, the applicable margin for LIBOR loans ranges, based on the applicable leverage ratio, from 3.25% to 3.75% per annum, in each case, with a LIBOR floor of 2.00%. With respect to the New Term Loan, the applicable margin for base rate loans is 2.50% per annum, and with respect to the New Revolving Credit Facility, the applicable margin for base rate loans ranges, based on the applicable leverage ratio, from 2.25% to 2.75% per annum. We used the proceeds from these transactions and existing cash to complete the Tender Offer and purchase $294.4 million of the 7 1/4% Notes at a purchase price equal to 100.125% of the principal amount, together with the accrued interest to the purchase date. We also used the proceeds from these transactions to pay off the Old Term Loan and redeem the remaining $5.6 million of 7 1/4% notes in January 2010 at a redemption price equal to 100.0% of the principal amount, together with accrued interest to the redemption date. We incurred a loss on extinguishment of debt of $14.6 million related to the Refinance Transaction, which represents the tender premium and consent payment to redeem the 7 1/4% Notes, write-off of unamortized debt issuance costs related to the retired debt, and other fees and expenses.

In the second quarter of 2010, we purchased a majority of the outstanding membership interests of Radiology 24/7, LLC (“RAD 24/7”), a teleradiology services company, which provides primarily final, subspecialty professional radiology interpretation services and outsourced staffing services for MRI, PET/CT, CT, mammography, X-Ray and other imaging modalities and also preliminary radiology interpretation services in 16 states. The purchase price consisted of $8.9 million in cash, $3.8 million in contingent payments, and $0.7 million in assumed liabilities. We financed this acquisition using internally generated funds. As a result of this acquisition, we recorded goodwill of $9.9 million and acquired intangible assets of $8.0 million, of which $6.5 million was assigned to customer relationships, which are being amortized over 10 years, and $1.5 million was assigned to trademarks, which are being amortized over seven years. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $3.8 million for contingent payments due upon the achievement of certain revenue targets, which is expected to be resolved over the two years following the acquisition date. All contingent payments were recorded at fair value at the acquisition date. The fair value of noncontrolling interest related to this transaction was $5.0 million as of the acquisition date. During the year ended December 31, 2010, we recognized $0.3 million in earnings related to decreasing the estimated value of contingent consideration. The year ended December 31, 2010 included nine months of operations from this acquisition.

Also in the second quarter of 2010, we purchased all of the outstanding membership interests of Diagnostic Health Center of Anchorage, LLC (“DHC”), a fixed-site imaging center located in Anchorage, Alaska. The center operates in a Certificate-of-Need state, and is a multi-modality imaging center which provides MRI, CT, digital mammography, X-Ray and other imaging services. The purchase price consisted of $13.7 million in cash and $0.6 million in assumed liabilities. We financed this acquisition using internally generated funds. As a result of this acquisition, we recorded goodwill of $3.8 million and acquired intangible assets of $8.1 million, of which $6.4 million was assigned to the physician referral network, which is being amortized over 10 years, and $1.8 million was assigned to certificates of need held by DHC, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. During the year ended December 31, 2010, we increased goodwill by $0.1 million as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2010 included seven months of operations from this acquisition.

In the third quarter of 2010, we purchased certain assets from Arkansas Cancer Center, P.A., located in Pine Bluff, Arkansas (“Pine Bluff”). This is our third Arkansas-based radiation therapy facility and is a strategic addition to the Company’s Bethesda cancer network, now totaling eleven centers located throughout Alabama, Mississippi, Arkansas, Pennsylvania and Missouri. The purchase price consisted of $9.5 million in cash, $0.4 million in contingent payments and an immaterial amount of assumed liabilities. We financed this acquisition using internally generated funds. As a result of this acquisition, we recorded goodwill of $4.1 million and acquired intangible assets of $5.3 million, of which $3.8 million was assigned to the physician referral network, which is being amortized over 10 years, $1.0 million was assigned to trademarks, which are being amortized over 10 years, $0.4 million was assigned to a professional services agreement, which is being amortized over nine years and $0.1 million was assigned to the non-compete agreement, which is being amortized over nine years. The intangible assets were recorded at fair value at the acquisition date. The acquisition included a one-third interest in a joint venture which was recorded at a fair value of $0.3 million at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $0.4 million for contingent payments due upon the resolution of certain claims, which are expected to be resolved over the six months following the acquisition date. All contingent payments were recorded at fair value at the acquisition date. As of December 31, 2010, the amounts recognized for the contingent consideration arrangements and the assumptions used to develop the estimates have not changed. During 2010, we paid $0.4 million in contingent payments. During the year ended December 31, 2010, we decreased goodwill by an immaterial amount as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2010 included six months of operations from this acquisition.

In the fourth quarter of 2010, we purchased certain assets from Cancer Treatment Center of Hazleton, located in Hazleton, Pennsylvania (“Hazleton”). This is our first Pennsylvania-based radiation therapy facility. The purchase price consisted of $2.1 million in cash and $0.1 million in assumed liabilities. We financed this acquisition using internally generated funds. As a result of this acquisition, we recorded goodwill of $0.5 million and acquired intangible assets of $1.4 million, of which $0.9 million was assigned to the physician referral network, which is being amortized over 10 years, $0.4 million was assigned to trademarks, which have indefinite useful lives and are not subject to amortization, and $0.2 million was assigned to the non-compete agreement, which is being amortized over five years. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The values assigned to the assets and liabilities acquired are preliminary and may be subject to adjustment. The year ended December 31, 2010 included one month of operations from this acquisition.

Results of Operations

The table below shows the components in our consolidated statements of operations as a percentage of revenues:

	Year Ended December 31,
	2008	2009	2010
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	52.8	53.5	55.3
Selling, general and administrative expenses	12.6	13.4	14.0
Transaction costs	—	0.2	0.5
Severance and related costs	0.1	0.2	0.2
Impairment charges	—	—	8.8
Depreciation expense	17.7	18.7	19.3
Amortization expense	1.7	2.2	2.6
Interest expense and other, net	9.8	9.1	10.7
Loss on extinguishment of debt	0.1	2.9	—
Other (income) and expense, net	(0.2)	(0.2)	(0.1)

Total costs and expenses	94.6	100.0	111.3

Income (loss) before income taxes, earnings from unconsolidated investees and noncontrolling interest	5.4	—	(11.3)
Income tax expense (benefit)	2.4	0.1	(4.4)
Earnings from unconsolidated investees	(0.9)	(0.8)	(0.9)

Net income (loss)	3.9	0.7	(6.0)
Less: Net income attributable to noncontrolling interest	(0.6)	(0.6)	(0.8)

Net income (loss) attributable to Alliance HealthCare Services, Inc.	3.3%	0.1%	(6.8)%

As noted previously, we have seen a continued decrease in our scan-based MRI revenues and we believe that scan-based MRI revenues from our shared-service operations will continue to decline in future years. The table below provides MRI statistical information for each of the years ended December 31:

	2008	2009	2010
MRI statistics
Average number of total systems	303.7	280.1	280.5
Average number of scan-based systems	254.1	241.0	237.8
Scans per system per day (scan-based systems)	9.18	8.82	8.25
Total number of scan-based MRI scans	630,875	567,624	505,640
Price per scan	$380.54	$383.58	$384.05

The table below provides PET and PET/CT revenue statistical information for each of the years ended December 31:

	2008	2009	2010
PET and PET/CT statistics
Average number of systems	86.8	116.2	118.5
Scans per system per day	6.13	5.97	5.66
Total number of PET and PET/CT scans	141,513	180,824	174,178
Price per scan	$1,178	$1,098	$1,054

Following are the components of revenue (in millions) for each of the years ended December 31:

	2008	2009	2010
MRI revenue	$269.4	$238.5	$214.6
PET/CT revenue	167.7	201.5	186.0
Other modalities and other revenue	34.1	29.0	33.9
Radiation oncology revenue	24.6	36.5	44.4

Total	$495.8	$505.5	$478.9

	Year Ended December 31,
	2008	2009	2010
Total fixed-site imaging center revenue (in millions)	$102.7	$113.1	$117.1

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue decreased $26.6 million, or 5.3%, to $478.9 million in 2010 compared to $505.5 million in 2009 due to a decrease in MRI revenues and PET/CT revenues, partially offset by an increase in radiation oncology and other modalities and other revenue. MRI revenue decreased $23.9 million in 2010, or 10.1%. Scan-based MRI revenue decreased $23.5 million, or 10.8%, to $194.2 million in 2010 from $217.7 million in 2009. Scan-based MRI scan volume decreased 10.9% to 505,640 scans in 2010 from 567,624 scans in 2009, primarily due to a decrease in client demand, the increase in the unemployment rate during 2009, which persisted throughout 2010, and the related increase of uninsured and under-insured patients. Scan-based systems in service decreased to 237.8 systems in 2010 from 241.0 systems in 2009. Average scans per system per day decreased by 6.5% to 8.25 in 2010 from 8.82 in 2009. These decreases were partially offset by an increase in the average price per MRI scan. The average price per MRI scan increased to $384.05 per scan in 2010 from $383.58 per scan in 2009. Non scan-based MRI revenue decreased $0.4 million in 2010 compared to 2009 primarily due to a decline in the number of hospital construction projects and a decrease in the number of equipment upgrades occurring in the hospital market, both of which impact the demand for our non scan-based MRI business. PET and PET/CT revenue in 2010 decreased $15.5 million, or 7.7%, compared to 2009. Total PET and PET/CT scan volumes decreased 3.7% to 174,178 scans in 2010 from 180,824 scans in 2009, primarily due to a decrease in client demand, the increase in the unemployment rate during 2009, which persisted throughout 2010, and the related increase of uninsured and under-insured patients. The average price per PET and PET/CT scan decreased to $1,054 per scan in 2010 compared to $1,098 per scan in 2009. Scans per system per day decreased 5.2%, to 5.66 scans per system per day in 2010 from 5.97 scans per system per day in 2009. The average number of PET and PET/CT systems in service increased to 118.5 systems in 2010 from 116.2 systems in 2009. Radiation oncology revenue increased $7.9 million, or 21.9%, to $44.4 million in 2010 compared to $36.5 million in 2009, primarily due to an increase in treatments performed in our core radiation oncology business and revenue related to the Pine Bluff and Hazleton acquisitions. Other modalities and other revenue increased $4.9 million, or 16.8%, to $33.9 million in 2010 compared to $29.0 million in 2009, primarily due to an increase in revenue related to the acquisitions of RAD 24/7 and DHC. Included in the revenue totals above is fixed-site imaging center revenues, which increased $4.0 million, or 3.6%, to $117.1 million in 2010 from $113.1 million in 2009.

We had 302 MRI systems at December 31, 2010 compared to 295 MRI systems at December 31, 2009. We had 128 PET and PET/CT systems at December 31, 2010 compared to 126 PET and PET/CT systems at December 31, 2009. We operated 132 fixed-site imaging centers (including three in unconsolidated joint ventures) at December 31, 2010, compared to 116 fixed-site imaging centers (including three in unconsolidated joint ventures) at December 31, 2009. We operated 27 radiation oncology centers (including two in unconsolidated joint ventures) at December 31, 2010, compared to 25 radiation oncology centers (including two in unconsolidated joint ventures) at December 31, 2009.

Cost of revenues, excluding depreciation and amortization, decreased $5.7 million, or 2.1%, to $264.7 million in 2010 compared to $270.4 million in 2009. Compensation and related employee expenses decreased $7.8 million, or 6.2%, primarily as a result of a decrease in average employee headcount and a decrease in mileage reimbursement costs. Medical supplies decreased $2.3 million, or 7.8%, primarily as a result of a decrease in the number of PET and PET/CT scans, which use a radiopharmaceutical as a component of the PET and PET/CT scan. Equipment rental costs decreased $1.4 million, or 52.0%, primarily due to a lower number of rental systems in use to support current clients as a result of improved system utilization. Outside medical services increased $4.8 million, or 46.1%, primarily as a result of an increase in professional services related to the acquisition of RAD 24/7. Maintenance and related costs increased $1.2 million, or 2.1%, due to an increase in service costs related to an increase in the number of PET/CT and radiation oncology systems in operation and an increase in maintenance costs due to an aging fleet. All other cost of revenues, excluding depreciation and amortization, decreased $0.2 million, or 0.6%. Cost of revenues, as a percentage of revenue, increased to 55.3% in 2010 from 53.5% in 2009 as a result of the factors described above.

Selling, general and administrative expenses decreased $0.5 million, or 0.7%, to $67.1 million in 2010 compared to $67.6 million in 2009. The provision for doubtful accounts decreased $1.0 million, or 43.7%, primarily due to the collection of aged accounts receivable during 2010. The provision for doubtful accounts as a percentage of revenue was 0.3% in 2010 compared to 0.5% of revenue in 2009. Share-based payments decreased $0.5 million, or 8.3%, due to previously issued equity awards becoming fully vested. Compensation and related employee expenses increased $0.9 million, or 2.3%, primarily as a result of investments in the infrastructure of the oncology division, professional radiology services, and women’s breast healthcare services. All other selling, general and administrative expenses increased $0.1 million, or 0.8%. Selling, general and administrative expenses as a percentage of revenue were 14.0% and 13.4% in 2010 and 2009, respectively.

We recorded transaction costs of $2.4 million in 2010 compared to $0.9 million in 2009.

We recorded severance and related costs of $1.0 million in 2010 compared to $1.4 million in 2009.

We recorded non-cash impairment charges of $42.1 million in 2010 related to the write down of goodwill, other intangible assets and other assets under the provisions of ASC 350, “Intangibles-Goodwill and Other,” ASC 360, “Property, Plant, and Equipment,” and ASC 323, “Investments-Equity Method and Joint Ventures”. We have been impacted by the reported decline in physician office visits and other conditions in the United States arising from global economic conditions. Due to these factors, we have experienced a decline in demand for our services and a decline in market capitalization. Additionally, the development of new projects, specifically in the Radiation Oncology segment, has taken longer than expected as the hospital decision-making cycle has slowed causing longer than expected negotiation periods, further delaying the regulatory approval cycle and construction timelines. During 2010, we concluded that the fair value of the Radiation Oncology reporting unit was less than its carrying value and Step 2 of the analysis was performed to determine the amount of goodwill impairment. As a result, we recorded impairment charges of $19.9 million under ASC 350 related to goodwill in the Radiation Oncology segment. We also recorded impairment charges of $10.3 million under ASC 350 related to certain certificates of need with indefinite lives, $7.8 million of which was related to the Radiation Oncology segment, and $2.6 million of which was related to the Imaging Segment. We recorded impairment charges of $5.8 million under ASC 360 related to physician referral network intangible assets of which $0.3 million was related to the Radiation Oncology segment, and $5.5 million was related to the Imaging segment. We also recorded impairment charges of $6.1 million under ASC 323 related to an other-than-temporary decline in the fair value of investments in two joint ventures. For additional information, see Goodwill and Long-Lived Assets in the below Critical Accounting Policies and Note 6 of the Notes to the Consolidated Financial Statements.

Depreciation expense decreased $2.6 million, or 2.7%, to $92.3 million in 2010 compared to $94.9 million in 2009.

Amortization expense increased by $1.4 million, or 13.1%, to $12.4 million in 2010 compared to $11.0 million in 2009, primarily due to the incremental amortization expense for intangible assets acquired in conjunction with our acquisitions in 2010.

Interest expense and other, net, increased $5.3 million, or 11.6%, to $51.2 million in 2010 compared to $45.9 million in 2009, due to higher average interest rates on our credit facility and notes, $0.5 million expense from a non-cash fair value adjustment related to our interest rate swap agreements, which were de-designated in 2009, and an $0.8 million non-cash fair value adjustment related to our interest rate swap agreement with Lehman Commercial Paper, Inc. (“LCPI”) in 2009, which reduced the 2009 expense.

Income tax benefit was $20.8 million in 2010 compared to income tax expense of $0.3 million in 2009, resulting in effective tax rates of 38.9% and 39.0% in 2010 and 2009, respectively. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

Earnings from unconsolidated investees increased by $0.5 million, or 13.0%, to $4.3 million in 2010 compared to $3.8 million in 2009.

Net income attributable to noncontrolling interest increased $0.8 million, or 26.9%, to $3.9 million in 2010 compared to $3.1 million in 2009.

Net loss attributable to Alliance HealthCare Services, Inc. was $(32.7) million, or $(0.62) per share on a diluted basis, in 2010 compared to net income of $0.5 million, or $0.01 per share on a diluted basis, in 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue increased $9.7 million, or 2.0%, to $505.5 million in 2009 compared to $495.8 million in 2008 due to an increase in PET/CT revenues, radiation oncology, other modalities and other revenue, partially offset by a decrease in MRI revenues. PET/CT revenue in 2009 increased $33.8 million, or 20.2%, compared to 2008. Total PET and PET/CT scan volumes increased 27.8% to 180,824 scans in 2009 from 141,513 scans in 2008, primarily as a result of the acquisition of SPI in the fourth quarter of 2008, the acquisition of MOS in the third quarter of 2008 and growth in our core PET business. The average number of PET and PET/CT systems in service increased to 116.2 systems in 2009 from 86.8 systems in 2008. These PET and PET/CT increases were partially offset by a 6.8% decline in the average price per PET and PET/CT scan, to $1,098 per scan in 2009 compared to $1,178 per scan in 2008. The decline in the average price per PET and PET/CT scan was primarily related to the SPI acquisition, which was largely wholesale in nature and had a lower average price per scan on acquired customer contracts, as well as normal levels of pricing pressure from our wholesale customers. Scans per system per day also decreased 2.6%, to 5.97 scans per system per day in 2009 from 6.13 scans per system per day in 2008. Radiation oncology, other modalities and other revenue increased $6.8 million, or 11.3%, to $65.5 million in 2009 compared to $58.7 million in 2008 primarily due to an increase in the number of radiation oncology centers on operation. MRI revenue decreased $30.9 million in 2009, or 11.4%. Scan-based MRI revenue decreased $22.4 million in 2009, or 9.3%, to $217.7 million in 2009 from $240.1 million in 2008. Scan-based MRI scan volume decreased 10.0% to 567,624 scans in 2009 from 630,875 scans in 2008, primarily due to a decrease in client demand. Scan-based systems in service decreased to 241.0 systems in 2009 from 251.4 systems in 2008. Average scans per system per day also decreased by 3.9% to 8.82 in 2009 from 9.18 in 2008. These decreases were partially offset by an increase in the average price per MRI scan. The average price per MRI scan increased to $383.58 per scan in 2009 from $380.54 per scan in 2008. Non scan-based MRI revenue decreased $8.5 million in 2009 compared to 2008 primarily due to a decline in the number of hospital construction projects and a decrease in the number of equipment upgrades occurring in the hospital market, both of which impact the demand for our non scan-based MRI business. Included in the revenue totals above is fixed-site imaging center revenues, which increased $10.4 million, or 10.1%, to $113.1 million in 2009 from $102.7 million in 2008.

We had 295 MRI systems at December 31, 2009 compared to 301 MRI systems at December 31, 2008. We had 126 PET and PET/CT systems at December 31, 2009 compared to 114 PET and PET/CT systems at December 31, 2008. We operated 116 fixed-site imaging centers (including three in unconsolidated joint ventures) at December 31, 2009, compared to 105 fixed-site imaging centers (including four in unconsolidated joint ventures) at December 31, 2008. We operated 25 radiation oncology centers (including two in unconsolidated joint ventures) at December 31, 2009, compared to 21 radiation oncology centers (including two in unconsolidated joint ventures) at December 31, 2008.

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

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $104.9 million and $139.1 million of cash flow from operating activities in 2010 and 2009, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging and radiation oncology services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts decreased by $1.0 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. Our number of days of revenue outstanding for our accounts receivable was 50 days and 48 days as of December 31, 2010 and 2009, respectively, which we believe is favorable compared to other diagnostic imaging and radiation oncology providers. In addition, as of December 31, 2010, we had $115.3 million of available borrowings under our revolving line of credit.

We used cash of $97.4 million and $60.5 million for investing activities in 2010 and 2009, respectively. Investing activities in 2010 and 2009 include cash used for acquisitions of $34.3 million and $0.8 million, respectively. Investing activities in 2010 and 2009 include $0.5 million and $2.9 million, respectively, in cash provided by a decrease in cash in escrow. We expect to continue to use cash for acquisitions in the future. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We incur capital expenditures for the purposes of:

•	purchasing new systems;

•	replacing less advanced systems with new systems; and

•	providing upgrades of our MRI, PET and PET/CT, and radiation oncology systems and upgrading our corporate infrastructure for future growth.

Capital expenditures totaled $64.5 million and $73.8 million for the years ended December 31, 2010 and 2009, respectively. During 2010 we purchased 20 MRI systems and 6 PET/CT systems. We traded-in or sold a total of 26 systems during 2010. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2011 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. Based upon the client demand described above, which dictates the type of equipment purchased, we expect cash capital expenditures to total approximately $65 to $75 million in 2011.

At December 31, 2010, we had cash and cash equivalents of $97.2 million. This available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At December 31, 2010, we had $93.7 million in our accounts that are with third party financial institutions which exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

In December 2009, we entered into a new senior secured credit agreement (the “New Credit Facility”), comprised of a $460.0 million term loan (the “New Term Loan”) maturing June 2016 and a $120.0 million revolving facility (the “New Revolving Credit Facility”) maturing December 2014. Borrowings under the New Term Loan were issued at 98.0% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the loan. We used the proceeds from the New Term Loan to retire $351.6 million of our old term loan. Borrowings under the New Credit Facility bear interest through maturity at a variable rate based upon, at our option, either LIBOR or the base rate (which is the highest of the administrative agent’s prime rate, one-half of 1.00% in excess of the overnight federal funds rate, and 1.00% in excess of the one-month LIBOR rate), plus in each case, an applicable margin. With respect to the New Term Loan, the applicable margin for LIBOR loans is 3.50% per annum, and with respect to the New Revolving Credit Facility, the applicable margin for LIBOR loans ranges, based on the applicable leverage ratio, from 3.25% to 3.75% per annum, in each case, with a LIBOR floor of 2.00%. With respect to the New Term Loan, the applicable margin for base rate loans is 2.50% per annum, and with respect to the New Revolving Credit Facility, the applicable margin for base rate loans ranges, based on the applicable leverage ratio, from 2.25% to 2.75% per annum.

At December 31, 2010, we did not have any borrowings outstanding under the New Revolving Credit Facility. As of December 31, 2010, we had $115.3 million of available borrowings under our New Revolving Credit Facility. In addition to other covenants, the New Credit Facility places limits on our and our subsidiaries’ ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, make capital expenditures, engage in mergers, acquisitions and asset sales, transact with affiliates and alter the business conducted by us and our subsidiaries. The New Credit Facility also contains financial covenants requiring us to maintain (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 4.75 to 1.00 through March 31, 2011, 4.50 to 1.00 from April 1, 2011 through March 31, 2012, 4.25 to 1.00 from April 1, 2012 to March 31, 2013 and 4.00 to 1.00 April 1, 2013 through the end of the agreement and (ii) a minimum ratio of consolidated adjusted EBITDA to consolidated interest expense of 2.75 to 1.00.

As of December 31, 2010, we are in compliance with all covenants contained in our New Credit Facility and expect that we will be in compliance with these covenants in 2011. However, if we are unable to generate sufficient Consolidated Adjusted EBITDA, as defined in our credit agreement, or manage our indebtedness to sufficient levels, we could be out of compliance with our maximum consolidated leverage ratio and maximum consolidated senior leverage ratio. Our failure to comply with these covenants could permit the lenders under the credit agreement to declare all amounts borrowed under the agreement, together with accrued interest and fees, to be immediately due and payable. If the indebtedness under the New Credit Facility is accelerated, we may not have sufficient assets to repay amounts due under the credit facility. If we are not able to refinance our debt, we could become subject to bankruptcy proceedings.

In December 2009, we issued $190.0 million of 8.0% senior notes due 2016 (the “8% Notes”) in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended. The 8% Notes were issued at 98.690% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the notes. We used the proceeds from this transaction, the New Term Loan and existing cash to complete a tender offer and purchase $294.4 million of our previously outstanding 7 1/4% Notes due 2012 at a purchase price equal to 100.125% of the principal amount, together with the accrued interest to the redemption date. We also used the proceeds from these transactions to redeem the remaining $5.6 million of 7 1/4% notes in January 2010 at a redemption price equal to 100.0% of the principal amount, together with accrued interest to the redemption date.

The indenture governing the 8% Notes contains covenants limiting our and most of our subsidiaries’ ability to pay dividends and make other restricted payments, incur additional indebtedness or issue disqualified stock, create liens on our assets, merge, consolidate, or sell all or substantially all of our assets, and enter into transactions with affiliates, among others. The 8% Notes are unsecured senior obligations and are equal in right of payment to all existing and future senior debt, and rank senior in right of payment to all of our existing and future subordinated debt. The 8% Notes are effectively subordinated in right of payment to all of our existing and future secured indebtedness, including indebtedness under our New Credit Facility, to the extent of assets securing such indebtedness, and are effectively subordinated in right of payment to all obligations of our subsidiaries. As of December 31, 2010, we were in compliance with all covenants contained in the 8% Notes and forecast that we will be in compliance with these covenants in 2011. Our failure to comply with these covenants could permit the trustee under the indenture relating to the 8% Notes and the note holders to declare the principal amounts under the 8% Notes, together with accrued and unpaid interest, to be immediately due and payable. If the indebtedness under the 8% Notes, or any of our other indebtedness, is accelerated, and we are not able to refinance our debt, we could become subject to bankruptcy proceedings.

During the first quarter of 2008, we entered into two interest rate swap agreements with notional amounts of $92.7 million each, to hedge future cash interest payments associated with a portion of our variable rate bank debt (“the 2008 swaps”). Under the terms of these agreements, we receive three- month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the debt incurred interest based on three-month LIBOR plus 2.50%. These agreements are three years in length and mature in 2011. See below for additional information regarding the 2008 swaps. As discussed below, we elected to terminate and replace one of the 2008 swaps in the first quarter of 2009.

On September 15, 2008, Lehman Brothers Holdings, Inc. (“LHI”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. On October 6, 2008, Lehman Commercial Paper, Inc. (“LCPI”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. One of our 2008 swaps with a notional amount of $92.7 million, which expires January 31, 2011, is with LCPI (“the Lehman Swap”). As of September 12, 2008 hedge accounting was terminated and all further changes in the fair market value of the Lehman Swap are being recorded in interest expense and other. Comprehensive income (loss) related to effective unrealized gains or losses on the fair value of the Lehman Swap through September 12, 2008 remain in accumulated comprehensive income (loss) on the balance sheet and will be amortized into interest expense and other as the underlying interest payments are recognized in earnings. The Lehman Swap was valued using the income approach with observable Level 2 market inputs at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount. The fair value of the Lehman Swap at September 30, 2008 was an asset of $0.7 million, which was adjusted to zero as collectability was deemed uncertain due to the LHI bankruptcy filing. We included the write down of the asset in interest expense and other for the year ended December 31, 2008.

During the first quarter of 2009, we replaced the Lehman Swap with an interest rate swap agreement which has a notional amount of $92.7 million (the “2009 Swap Replacement”) and has been designated as a cash flow hedge of variable future cash flows associated with a portion of our long term debt. Under the terms of this agreement, which matured in January 2011, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%.

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

We elected to terminate one of the 2008 swaps and the New 2009 Swap in December 2009 in connection with entering into the Refinance Transaction on December 1, 2009. As a result of the Refinance Transaction, we de-designated the 2008 swap, the 2009 Swap Replacement and the New 2009 Swap and hedge accounting was terminated and all further changes in the fair value of the terminated swaps are being recorded in interest expense and other. Comprehensive income (loss) related to effective unrealized gains or losses on the fair value of the terminated swaps through September 30, 2009 remain in accumulated comprehensive income (loss) on the balance sheet and will be amortized into interest expense and other as the underlying interest payments are recognized in earnings. The terminated swaps were valued using the income approach with observable Level 2 market inputs at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount.

In the first quarter of 2010, we entered into one interest rate swap agreement (the “2010 Swap”) and three interest rate cap agreements (the “2010 Caps”) in order to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The 2010 Swap, which matured in January 2011, has a notional amount of $92.7 million and synthetically unwinds the effects of the 2009 Swap Replacement. The interest rate cap agreements, which mature in February 2014, have a total notional amount of $150.0 million and were designated as cash flow hedges of future cash interest payments associated with a portion of our variable rate bank debt. Under these arrangements we have purchased a cap on LIBOR at 4.50%.

The maturities of our long-term debt, including interest, future payments under our operating leases and binding equipment purchase commitments as of December 31, 2010 are as follows:

Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total
	(in millions)
New Term Loan	$29.7	$29.4	$29.1	$28.9	$28.6	$444.3	$590.0
8% Senior Notes	15.2	15.2	15.2	15.2	15.2	205.3	281.3
Equipment Loans	6.1	5.0	4.4	3.4	1.2	0.5	20.6
Operating Leases	6.8	5.9	4.5	4.0	3.6	15.0	39.8
Letters of Credit	4.7	—	—	—	—	—	4.7
Equipment Purchase Commitments	20.4	—	—	—	—	—	20.4

Total Contractual Obligation Payments	82.9	55.5	53.2	51.5	48.6	665.1	956.8
Less Amount Representing Interest	(41.3)	(40.8)	(40.2)	(39.7)	(39.3)	(27.3)	(228.6)

Present Value of Future Contractual Obligations	$41.6	$14.7	$13.0	$11.8	$9.3	$637.8	$728.2

Our liability for unrecognized tax benefits of $906 at December 31, 2010 has been omitted from the above table because we cannot determine with certainty when this liability will be settled. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change will have a material impact on our consolidated financial statements.

We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next one to two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt and other contracts. Under current tax law, we expect to utilize all of our net operating loss carryforwards (“NOLs”) by 2012 or 2013, and therefore anticipate being in a tax paying position with respect to a portion of our income in 2012 or 2013. We may require or choose to obtain additional financing. Our ability to obtain additional financing will depend, among other things, on our financial condition and operating performance, as well as the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we need to raise additional funds in the future and are unable to do so or obtain additional financing on acceptable terms in the future, it is possible we would have to limit planned activities or sell assets to obtain liquidity. We may also from time to time seek to repurchase, redeem, or retire our outstanding indebtedness through cash purchases and exchange offers in open market transactions, privately negotiated purchases or otherwise. Such repurchases, redemptions or retirements, if any, will depend on prevailing market conditions, our liquidity requirements and capital resources, contractual restrictions and other factors. The amounts involved may be material.

Off-Balance Sheet Arrangements

See Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

We periodically enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. These are described in Note 12 of the Notes to the Consolidated Financial Statements.

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

Revenue Recognition

The majority of our revenue is derived directly from healthcare providers and is primarily for imaging services. To a lesser extent, revenues are generated from direct billings to patients or their medical payors which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from direct patient billing amounted to approximately 21%, 20% and 20% of revenues in the years ended December 31, 2008, 2009 and 2010, respectively. We continuously monitor collections from direct patient billings and compare these collections to revenue, net of contractual discounts, recorded at the time of service. While such contractual discounts have historically been within our expectations and the provisions established, an inability to accurately estimate contractual discounts in the future could have a material adverse impact on our operating results. As the price is predetermined, all revenues are recognized at the time the delivery of imaging service has occurred and collectability is reasonably assured, which is based upon contract terms with healthcare providers and negotiated rates with third-party payors and patients.

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

Goodwill and Long-Lived Assets

ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. In accordance with ASC 350, we have selected to perform an annual impairment test in the fourth quarter for goodwill and intangible assets with indefinite lives, using financial information as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such indicators include, but are not limited to, a sustained significant decline in our market capitalization or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

Goodwill and intangible assets with indefinite lives are allocated to our four reporting units, which are aggregated into the Imaging and Radiation Oncology segments. Goodwill represented $193.1 million and $194.2 million of our $816.2 million and $887.8 million of total assets as of December 31, 2010, and 2009, respectively. Imaging segment goodwill totaled $192.6 million and $178.4 million as of December 31, 2010 and 2009, respectively and Oncology segment goodwill totaled $0.5 million and $15.8 million as of December 31, 2010 and 2009, respectively.

We comply with periodic impairment test procedures, as described above. For each reporting unit, we first compare its estimated fair value with its net book value. If the estimated fair value exceeds its net book value, goodwill is deemed not to be impaired, and no further testing is necessary. If the net book value exceeds its estimated fair value, we then perform a second test to calculate the amount of impairment, if any. To determine the amount of any impairment, we determine the implied fair value of goodwill. Specifically, we determine the fair value of all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical calculation that yields the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we record an impairment charge for the difference.

The fair value of a reporting unit is determined using a combination of income and market approaches. The following describes the valuation methodologies used in 2010, 2009 and 2008 to derive the estimated fair value of the reporting units. We use the average of the Discounted Cash Flow (“DCF”) method and the Guideline Public Company (“GPC”) method in assessing fair value for each reporting unit.

The DCF method involves an analysis of future cash flow projections for the subject reporting unit. Cash flows are discounted at a rate reflective of the perceived risks inherent in the projections. A terminal value, the estimated value of the entity at the end of the discrete forecast, is calculated by dividing the terminal year net cash flow by an appropriate capitalization rate, which assumes constant growth into perpetuity.

Under the GPC method, the fair value of a business is estimated by comparing the subject company to similar companies with publicly traded ownership interests. From these guideline companies, valuation multiples are derived and then applied to the appropriate operating statistics of the subject company to arrive at indications of value. We identified six guideline companies for use in our analysis of our reporting units. For purposes of this analysis, the guideline companies selected represented reasonably similar, but alternative investment opportunities to an investment in the reporting unit.

In 2008 and 2009, we concluded that the fair value of each reporting unit exceeded its carrying value, indicating no goodwill or indefinite-lived intangible asset impairment was present. Following the 2010 goodwill assessment, we concluded that the net book values of the Radiation Oncology reporting unit exceeded its estimated fair value. Based on the results of the Step 2 test, we recorded an impairment charge of $19.9 million under ASC 350 related to goodwill in the Radiation Oncology segment. Through December 31, 2010, we have recognized a total of $19.9 million of goodwill impairment charges. We also recorded impairment charges of

$10.3 million under ASC 350 related to certain certificates of need with indefinite lives, $7.8 million of which was related to the Radiation Oncology segment, and $2.5 million of which was related to the Imaging segment. We applied the income approach to value the certificates of need, utilizing either an excess earnings method or a beneficial earnings method. Under the income approach, value is measured as the present worth of anticipated future net cash flows generated by the asset.

ASC 350 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 360, “Property, Plant, and Equipment.” During the fourth quarter of 2010, based on the factors noted below, we also deemed it appropriate to perform a valuation of certain definite useful lived intangible assets in accordance with ASC 360. Based on this valuation, we recorded impairment charges of $5.8 million related to certain physician referral network intangible assets, $0.3 million of which was related to the Radiation Oncology segment, and $5.5 million of which was related to the Imaging segment. We applied the income approach to value the physician referral networks, utilizing the excess earnings method.

Lastly, we recorded impairment charges of $6.1 million under ASC 323, “Investments-Equity Method and Joint Ventures” related to an other-than-temporary decline in the fair value of investments in two joint ventures, due to triggering events that occurred in the fourth quarter during the annual budgeting process. We applied a combination of the DCF and GPC methods, as described above, and the guideline transaction method, for which a value indication is derived from the prices at which companies similar to the subject have been sold, to determine the fair value of these investments.

These impairments reflect how we have been impacted by the reported decline in physician office visits and other conditions in the United States arising from global economic conditions. Due to these factors, we have experienced a decline in demand for our services and a decline in market capitalization. Additionally, the development of new projects, specifically in the Radiation Oncology segment, has taken longer than expected as the hospital decision-making cycle has slowed causing longer than expected negotiation periods, further delaying the regulatory approval cycle and construction timelines. Management remains confident in the long-term prospects of both the Imaging and Radiation Oncology segments. See Note 6 of the Notes to the Consolidated Financial Statements for further information.

The three reporting units of the Imaging segment that passed the first step of the 2010 ASC 350 test had estimated fair values that exceeded their net book values by 22%, 26% and 28%, respectively.

The determination of fair value of our reporting units requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, earnings and required capital projections, discount rates, terminal growth rates, and operating income for each reporting unit and the weighting assigned to the results of each of the valuation methods described above. Changes in certain assumptions could have a significant impact on the goodwill impairment assessment. We evaluated the significant assumptions used to determine the estimated fair values of each reporting unit, both individually and in the aggregate, and concluded they are reasonable. However, should weak market conditions continue for an extended period or should the operating results of any of our reporting units decline substantially compared to projected results, we could determine that we need to record an impairment charge related to goodwill in our Imaging reporting units.

Goodwill Impairment Test

The goodwill impairment test has two steps. Step 1 of the test identifies potential impairments at the reporting unit level. We divide our imaging operations into three geographic regions. Radiation oncology is run as a separate profit center responsible for its own revenue, expenses, and overhead, and is managed on a national basis. We have aggregated the results of our three imaging reporting units and radiation oncology reporting unit into two reportable segments, Imaging and Radiation Oncology. For purposes of goodwill impairment testing, we compare the estimated fair value of each of the three imaging reporting units and the radiation oncology reporting unit to its net book value. If the estimated fair value of a reporting unit exceeds its net book value, there is no impairment of goodwill and Step 2 is unnecessary. However, if the net book value exceeds the estimated fair value, then Step 1 is failed, and Step 2 is performed to determine the amount of the potential impairment. Step 2 utilizes acquisition accounting guidance and requires the fair value calculation of all individual assets and liabilities of the reporting unit (excluding goodwill, but including any unrecognized intangible assets). The net fair value of assets less liabilities is then compared to the reporting unit’s total estimated fair value as calculated in Step 1. The excess of fair value over the net asset value equals the implied fair value of goodwill. The implied fair value of goodwill is then compared to the carrying value of goodwill to determine the reporting unit’s goodwill impairment. See Notes 6 and 7 to the Consolidated Financial Statements for more information.

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

Statements regarding the following subjects, among others, are forward-looking by their nature: (i) future legislation and other healthcare regulatory reform actions, and the impact of such legislation and other regulatory actions on our business, (ii) our expectations with respect to future MRI and PET/CT scan volumes and revenues, (iii) the impact of seasonality on our business, (iv) expectations with respect to capital expenditures in 2011, and (v) the impact of recent accounting pronouncements on our results of operations and cash flows or financial position.

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

During the first quarter of 2008, we entered into two interest rate swap agreements with notional amounts of $92.7 million each, to hedge future cash interest payments associated with a portion of our variable rate bank debt (the “2008 swaps”). Under the terms of these agreements, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the underlying debt incurred interest based on three-month LIBOR plus 2.50%. For the years ended December 31, 2009 and 2008, we paid net settlement amounts of $1.5 million and $0.2 million, respectively, on these swap agreements. The 2008 swaps are three years in length and mature in 2011. See below for additional information regarding the 2008 swaps. As discussed below, we elected to terminate and replace one of the 2008 swaps in the first quarter of 2009.

The collar agreements and the 2008 swaps have been designated as cash flow hedges of variable future cash flows associated with our long-term debt. In accordance with ASC 815, the collars and the 2008 swaps are, and will be, recorded at fair value. On a quarterly basis, the fair value of the collars and swaps will be determined based on quoted market prices and, assuming perfect effectiveness, the difference between the fair value and the book value of the collars will be recognized in comprehensive income, a component of shareholders’ equity. On a quarterly basis, the fair value of the 2008 swaps will be determined based on the income approach using observable Level 2 inputs under ASC 825. The fair market value of the 2008 swaps will be recorded on the balance sheet as assets or liabilities with all effective changes deferred in comprehensive income. Any ineffectiveness of the collars and 2008 swaps is required to be recognized in earnings. The collars outstanding at December 31, 2007 matured during January 2008, and all counterparty obligations were met.

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

During the first quarter of 2009, we replaced the Lehman Swap with an interest rate swap agreement which has a notional amount of $92.7 million (the “2009 Swap Replacement”) and has been designated as a cash flow hedge of variable future cash flows associated with a portion of our long term debt. Under the terms of this agreement, which matures in January 2011, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedge is to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%. We received $2.2 million in cash based on the terms of the agreement. For the years ended December 31, 2010 and 2009, we paid net settlements amount of $2.6 million and $1.5 million, respectively, on this swap agreement.

Additionally, during the first quarter of 2009, we entered into an interest rate swap agreement, which has a notional amount of $56.8 million, to hedge future cash interest payments associated with a portion of the our variable rate bank debt (the “New 2009 Swap”). Under the terms of this agreement, which was to mature in November 2011, we received three-month LIBOR and paid a fixed rate of 2.07%. The net effect of the hedge was to record interest expense at a fixed rate of 4.57%, as the debt incurred interest based on three-month LIBOR plus 2.50%. For the year ended December 31, 2009, we paid net a settlement amount of $0.5 million on this swap agreement.

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

In the first quarter of 2010, we entered into one interest rate swap agreement (the “2010 Swap”) and three interest rate cap agreements (the “2010 Caps”) in order to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The 2010 Swap, which matures in January 2011, has a notional amount of $92.7 million and synthetically unwinds the effects of the 2009 Swap Replacement. For the year ended December 31, 2010, we received net settlement amounts of $0.1 million on this swap agreement. The interest rate cap agreements, which mature in February 2014, have a total notional amount of $150.0 million and were designated as cash flow hedges of future cash interest payments associated with a portion of our variable rate bank debt. Under these arrangements we have purchased a cap on LIBOR at 4.50%. We paid $1.5 million to enter into the caps, which is being amortized through interest expense over the life of the agreements. For the year ended December 31, 2010, we paid no net settlement amounts on the 2010 Caps.

During the first quarter of 2009, we entered into a diesel fuel swap agreement which had a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with purchasing diesel fuel for our mobile fleet. Under the terms of this agreement, which matured in February 2010, we received the Department of Energy published monthly average price per gallon and paid a fixed rate of two dollars and sixty-three cents per gallon. Settlement amounts under this swap were not material for the year ended December 31, 2010. For the year ended December 31, 2009, we paid a net settlement amount of $0.1 million on this swap agreement. For the years ended December 31, 2010 and 2009, amounts recognized in other (income) and expense were not material.

During the first quarter of 2010, we entered into a diesel fuel swap agreement which has a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with purchasing diesel fuel for our mobile fleet. Under the terms of this agreement, which matures in February 2011, we receive the Department of Energy published monthly average price per gallon and pays a fixed rate of three dollars and twenty-five cents per gallon. We designated this swap as a cash flow hedge of future cash flows associated with our diesel fuel payments. We record effective changes in the fair value of the swap through comprehensive income (loss) and reclassify gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel is purchased. For the year ended December 31, 2010, we paid net settlement amounts of $0.1 million on this swap agreement. For the year ended December 31, 2010, amounts recognized in other (income) and expense, net were not material.

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

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. At December 31, 2010, we had cash and cash equivalents of $97.2 million, of which $93.7 million was held in accounts that are with third party financial institutions which exceed the FDIC insurance limits. At December 31, 2009, we had cash and cash equivalents of $111.9 million, of which $106.9 million was held in accounts that are with third party financial institutions which exceed the FDIC insurance limits.

The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short-term maturities.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For long-term debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected (contractual) maturity dates. All amounts are in United States dollars.

	Expected Maturity as of December 31, 2010
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(dollars in millions)
Liabilities:
Long-term debt:
Fixed rate	$5.1	$4.2	$3.9	$3.2	$1.2	$190.3	$207.9	$195.3
Average interest rate	6.89%	7.15%	7.43%	7.60%	7.96%	7.89%	7.84%	8.00%
Variable rate	$4.6	$4.6	$4.6	$4.6	$4.6	$432.4	$455.4	$455.4
Average interest rate	5.50%	5.50%	5.50%	5.50%	5.50%	5.50%	5.50%	5.50%

Item 8.	Financial Statements and Supplementary Data.

ALLIANCE HEALTHCARE SERVICES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Alliance HealthCare Services, Inc.

Newport Beach, California

We have audited the accompanying consolidated balance sheets of Alliance HealthCare Services, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2010. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance HealthCare Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 14, 2011

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2009	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$111,884	$97,162
Accounts receivable, net of allowance for doubtful accounts of $8,930 in 2009 and $6,451 in 2010	61,912	62,956
Deferred income taxes	19,058	7,344
Prepaid expenses	9,184	9,802
Other receivables	4,197	3,594

Total current assets	206,235	180,858
Equipment, at cost	863,804	902,829
Less accumulated depreciation	(523,748)	(591,145)

Equipment, net	340,056	311,684
Goodwill	194,243	193,126
Other intangible assets, net of accumulated amortization of $50,526 in 2009 and $62,911 in 2010	100,188	94,622
Deferred financing costs, net of accumulated amortization of $514 in 2009 and $3,219 in 2010	17,143	14,883
Other assets	29,971	21,028

Total assets	$887,836	$816,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,888	$15,541
Accrued compensation and related expenses	17,311	17,061
Accrued interest payable	3,789	5,812
Other accrued liabilities	32,887	37,138
Current portion of long-term debt	16,902	9,709

Total current liabilities	94,777	85,261
Long-term debt, net of current portion	463,455	455,747
Senior notes	187,533	187,809
Other liabilities	3,737	1,229
Deferred income taxes	103,572	72,496

Total liabilities	853,074	802,542
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized and no shares issued and outstanding
Common stock, $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding—52,025,014 at December 31, 2009 and 52,979,953 at December 31, 2010	516	525
Less: treasury stock, at cost—386,703 shares at December 31, 2009 and 438,125 shares at December 31, 2010	(2,333)	(2,551)
Additional paid-in capital	10,652	16,062
Accumulated comprehensive loss	(2,392)	(669)
Retained earnings (accumulated deficit)	21,477	(11,176)

Total stockholders’ equity attributable to Alliance HealthCare Services, Inc.	27,920	2,191
Noncontrolling interest	6,842	11,468

Total stockholders’ equity	34,762	13,659

Total liabilities and stockholders’ equity	$887,836	$816,201

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year ended December 31,
	2008	2009	2010
Revenues	$495,834	$505,513	$478,855
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	261,753	270,381	264,725
Selling, general and administrative expenses	62,728	67,579	67,110
Transaction costs	—	893	2,439
Severance and related costs	636	1,404	1,002
Impairment charges	—	—	42,095
Depreciation expense	87,728	94,918	92,321
Amortization expense	8,696	11,000	12,439
Interest expense and other, net of interest income of $2,364 in 2008, $132 in 2009 and $131 in 2010	48,392	45,894	51,203
Loss on extinguishment of debt	61	14,600	—
Other (income) and expense, net	(872)	(1,178)	(590)

Total costs and expenses	469,122	505,491	532,744

Income (loss) before income taxes, earnings from unconsolidated investees, and noncontrolling interest	26,712	22	(53,889)
Income tax expense (benefit)	11,764	308	(20,799)
Earnings from unconsolidated investees	(4,605)	(3,831)	(4,327)

Net income (loss)	19,553	3,545	(28,763)
Less: Net income attributable to noncontrolling interest	(3,030)	(3,064)	(3,890)

Net income (loss) attributable to Alliance HealthCare Services, Inc.	$16,523	$481	$(32,653)

Comprehensive income (loss), net of taxes:
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$16,523	$481	$(32,653)
Unrealized (loss) gain on hedging transactions, net of related tax effects of $1,558 in 2008, $144 in 2009 and $1,131 in 2010	(2,364)	(233)	1,723

Comprehensive income (loss), net of taxes:	$14,159	$248	$(30,930)

Earnings (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.32	$0.01	$(0.62)

Diluted	$0.32	$0.01	$(0.62)

Weighted-average number of shares of common stock and common stock equivalents:
Basic	51,296	51,738	52,780
Diluted	52,159	52,155	52,780

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2008	2009	2010
Operating activities:
Net income (loss)	$19,553	$3,545	$(28,763)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	4,282	2,387	1,343
Share-based payment	5,276	6,080	5,580
Depreciation and amortization	96,424	105,918	104,760
Impairment charges	—	—	42,095
Amortization of deferred financing costs	2,310	2,384	2,744
Accretion of discount on long term debt	2,051	2,220	1,528
Adjustment of derivatives to fair value	2,426	(4,035)	186
Distributions greater than (less than) undistributed earnings of investees	1,453	(106)	1,223
Deferred income taxes	9,919	(894)	(20,765)
Excess tax benefit from share-based payment arrangements	(216)	(12)	(32)
Gain on sale of assets	(872)	(1,277)	(589)
Loss on extinguishment of debt	61	14,600	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(4,589)	2,925	(538)
Prepaid expenses	(3,646)	2,090	(312)
Other receivables	708	1,724	603
Other assets	(333)	(209)	228
Accounts payable	(1,278)	4,095	(4,419)
Accrued compensation and related expenses	(287)	(1,264)	(315)
Accrued interest payable	(1,281)	147	2,023
Income taxes payable	44	(488)	(326)
Other accrued liabilities	(3,670)	(622)	(1,326)
Other liabilities	1,789	(77)	—

Net cash provided by operating activities	130,124	139,131	104,928

Investing activities:
Equipment purchases	(66,204)	(73,830)	(64,522)
(Increase) decrease in deposits on equipment	(8,365)	3,733	(2,163)
Acquisitions, net of cash received	(75,268)	(760)	(34,298)
(Increase) decrease in cash in escrow attributable to acquisitions	(5,077)	2,947	485
Investment in unconsolidated joint ventures	—	(240)	(250)
Proceeds from sale of assets	3,590	7,698	3,349

Net cash used in investing activities	(151,324)	(60,452)	(97,399)

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(dollars in thousands)

	Year Ended December 31,
	2008	2009	2010
Financing activities:
Principal payments on equipment debt	(6,083)	(8,218)	(6,904)
Proceeds from equipment debt	872	1,469	358
Principal payments on term loan facility	(15,000)	(351,600)	(4,600)
Proceeds from term loan facility	—	450,800	—
Principal payments on senior subordinated notes	(3,541)	(294,418)	(5,582)
Proceeds from senior subordinated notes	—	187,511	—
Payments of debt issuance costs	(1,023)	(17,794)	(484)
Payments of debt retirement costs	(61)	(757)	—
Payments of contingent consideration	—	—	(355)
Noncontrolling interest in subsidiaries	(1,987)	(5,428)	(4,575)
Proceeds from share-based payment arrangements	589	229	78
Purchase of treasury stock	(369)	(1,906)	(219)
Excess tax benefit from share-based payment arrangements	216	12	32

Net cash used in financing activities	(26,387)	(40,100)	(22,251)

Net (decrease) increase in cash and cash equivalents	(47,587)	38,579	(14,722)
Cash and cash equivalents, beginning of year	120,892	73,305	111,884

Cash and cash equivalents, end of year	$73,305	$111,884	$97,162

Supplemental disclosure of cash flow information:
Interest paid	$45,331	$41,198	$43,401
Income taxes paid, net of refunds	6,243	(553)	425
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$295	$2,132	$1,602
Capital lease obligations related to the purchase of equipment	4,865	9,703	575
Capital lease obligations transferred	—	(707)	—
Comprehensive (loss) gain from hedging transactions, net of taxes	(2,364)	(233)	1,723
Equipment debt assumed in connection with acquisitions	8,602	—	—
Equipment purchases in accounts payable	5,883	4,205	229
Non-cash contribution of equipment	—	3,781	—
Contingent consideration for acquisitions (Note 3)	—	—	3,489
Noncontrolling interest assumed in connection with acquisitions (Note 3)	—	—	5,036

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

					Additional Paid-In (Deficit) Capital	Accumulated Comprehensive Income (Loss)	Accumulated (Deficit) Retained Earnings	Stockholders’ Equity Attributable to		Total Stock- holders’ Equity
	Common Stock		Treasury Stock					Alliance HealthCare Services, Inc	Noncon- trolling Interest
	Shares	Amount	Shares	Amount
Balance at January 1, 2008	50,927,251	$509	(6,569)	$(61)	$(1,470)	$205	$4,473	$3,656	$4,423	$8,079
Exercise of common stock options	123,795	1	—	—	584	—	—	585	—	585
Issuance of common stock under directors’ deferred compensation plan	59,217	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	283,300	3	—	—	—	—	—	3	—	3
Issuance of common stock under stock bonus award	125,470	1	—	—	—	—	—	1	—	1
Purchase of treasury stock	—	—	(46,362)	(369)	—	—	—	(369)	—	(369)
Share-based payment	—	—	—	—	5,276	—	—	5,276	—	5,276
Stock option income tax benefit	—	—	—	—	216	—	—	216	—	216
Unrealized loss on hedging transaction, net of tax	—	—	—	—	—	(2,364)	—	(2,364)	—	(2,364)
Net contributions/ (distributions)	—	—	—	—	—	—	—	—	(1,987)	(1,987)
Net income	—	—	—	—	—	—	16,523	16,523	3,030	19,553

Balance at December 31, 2008	51,519,033	514	(52,931)	(430)	4,606	(2,159)	20,996	23,527	5,466	28,993
Exercise of common stock options	64,400	1	—	—	224	—	—	225	—	225
Issuance of common stock under directors’ deferred compensation plan	41,016	—	—	—	(164)	—	—	(164)	—	(164)
Issuance of restricted stock	313,000	3	—	—	—	—	—	3	—	3
Issuance of common stock under stock bonus award	87,565	1	—	—	—	—	—	1	—	1
Purchase of treasury stock	—	(3)	(333,772)	(1,903)	—	—	—	(1,906)	—	(1,906)
Share-based payment	—	—	—	—	6,080	—	—	6,080	—	6,080
Share-based payment income tax detriment	—	—	—	—	(135)	—	—	(135)	—	(135)
Unrealized loss on hedging transaction, net of tax	—	—	—	—	—	(233)	—	(233)	—	(233)
Net contributions/(distributions)	—	—	—	—	41	—	—	41	(1,688)	(1,647)
Net income	—	—	—	—	—	—	481	481	3,064	3,545

Balance at December 31, 2009	52,025,014	516	(386,703)	(2,333)	10,652	(2,392)	21,477	27,920	6,842	34,762
Exercise of common stock options	1,250	—	—	—	68	—	—	68	—	68
Issuance of common stock under directors’ deferred compensation plan	60,789	1	—	—	—	—	—	1	—	1
Issuance of restricted stock	892,900	9	—	—	—	—	—	9	—	9
Purchase of treasury stock	—	(1)	(51,422)	(218)	—	—	—	(219)	—	(219)
Share-based payment	—	—	—	—	5,580	—	—	5,580	—	5,580
Share-based payment income tax detriment	—	—	—	—	(238)	—	—	(238)	—	(238)
Unrealized gain on hedging transaction, net of tax	—	—	—	—	—	1,723	—	1,723	—	1,723
Acquired noncontrolling interest	—	—	—	—		—	—	—	5,036	5,036
Net contributions/(distributions)	—	—	—	—	—	—	—	—	(4,300)	(4,300)
Net income (loss)	—	—	—	—	—	—	(32,653)	(32,653)	3,890	(28,763)

Balance at December 31, 2010	52,979,953	$525	(438,125)	$(2,551)	$16,062	$(669)	$(11,176)	$2,191	$11,468	$13,659

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in thousands, except per share amounts)

1. Description of the Company and Basis of Financial Statement Presentation

Description of the Company Alliance HealthCare Services, Inc. and its subsidiaries (the “Company”) provides diagnostic imaging services and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. The Company also provides services through a growing number of fixed-sites, primarily to hospitals or health systems. The Company’s services normally include the use of its systems, technologists and other clinical staff to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging and radiation oncology operations. The Company also offers ancillary services including marketing support, education, training and billing assistance. The Company operates entirely within the United States and is one of the largest providers of shared service and fixed-site magnetic resonance imaging (“MRI”) and positron emission tomography/computed tomography (“PET/CT”) services in the country. The Company also operates 27 radiation oncology centers at December 31, 2010. For the year ended December 31, 2010, MRI, PET/CT and radiation oncology services generated 45%, 39% and 9% of the Company’s revenue, respectively.

Principles of Consolidation and Basis of Financial Statement Presentation The accompanying consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all majority- owned subsidiaries over which the Company exercises control. Intercompany transactions have been eliminated. The Company records noncontrolling interest related to its consolidated subsidiaries which are not wholly owned. Investments in non-consolidated investees are accounted for under the equity method. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.

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

Concentration of Credit Risk Financial instruments which potentially subject the Company to a concentration of credit risk principally consists of cash, cash equivalents and trade receivables. The Company invests available cash in cash equivalents and money market securities of high-credit-quality financial institutions. The Company had cash and cash equivalents in the amount of $106,923 and $93,669 as of December 31, 2009 and 2010, respectively, in excess of federally insured limits. At December 31, 2009 and 2010, the Company’s accounts receivable were primarily from clients in the healthcare industry and third-party payors. To reduce credit risk, the Company performs periodic credit evaluations of its clients, but does not generally require advance payments or collateral. Credit losses to clients in the healthcare industry have not been material. The provision for doubtful accounts was 0.9% of revenues in 2008, 0.5% of revenues in 2009 and 0.3% of revenues in 2010, respectively.

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

Goodwill and Intangible Assets ASC 350, “Intangibles-Goodwill and Other” requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. In accordance with ASC 350, the Company has selected to perform an annual impairment test in the fourth quarter for goodwill and intangible assets with indefinite lives, using financial information as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such indicators include, but are not limited to, a sustained significant decline in our market capitalization or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the Company’s consolidated financial statements.

Goodwill and intangible assets with indefinite lives are allocated to four reporting units, which are aggregated into the Imaging and Radiation Oncology segments. Goodwill represented $193,126 and $194,243 of our $816,201 and $887,836 of total assets as of December 31, 2010, and 2009, respectively. Imaging segment goodwill totaled $192,628 and $178,432 as of December 31, 2010 and 2009, respectively and Oncology segment goodwill totaled $498 and $15,811 as of December 31, 2010 and 2009, respectively.

The Company complies with periodic impairment test procedures, as described above. For each reporting unit, the Company first compares its estimated fair value with its net book value. If the estimated fair value exceeds its net book value, goodwill is deemed not to be impaired, and no further testing is necessary. If the net book value exceeds its estimated fair value, the Company then performs a second test to calculate the amount of impairment, if any. To determine the amount of any impairment, the Company determines the implied fair value of goodwill. Specifically, the Company determines the fair value of all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical calculation that yields the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company records an impairment charge for the difference.

The fair value of a reporting unit is determined using a combination of income and market approaches. The following describes the valuation methodologies used in 2010, 2009 and 2008 to derive the estimated fair value of the reporting units. The Company uses the average of the Discounted Cash Flow (“DCF”) method and the Guideline Public Company (“GPC”) method in assessing fair value for each reporting unit.

The DCF method involves an analysis of future cash flow projections for the subject reporting unit. Cash flows are discounted at a rate reflective of the perceived risks inherent in the projections. A terminal value, the estimated value of the entity at the end of the discrete forecast, is calculated by dividing the terminal year net cash flow by an appropriate capitalization rate, which assumes constant growth into perpetuity.

Under the GPC method, the fair value of a business is estimated by comparing the subject company to similar companies with publicly traded ownership interests. From these guideline companies, valuation multiples are derived and then applied to the appropriate operating statistics of the subject company to arrive at indications of value. The Company identified six guideline companies for use in our analysis of our reporting units. For purposes of this analysis, the guideline companies selected represented reasonably similar, but alternative investment opportunities to an investment in the reporting unit.

In 2008 and 2009, the Company concluded that the fair value of each reporting unit exceeded its carrying value, indicating no goodwill or indefinite-lived intangible asset impairment was present. Following the 2010 goodwill assessment, the Company concluded that the net book values of the Radiation Oncology reporting unit exceeded its estimated fair value. Based on the results of the Step 2 test, the Company recorded an impairment charge of $19,902 under ASC 350 related to goodwill in the Radiation Oncology segment. Through December 31, 2010, the Company recognized a total of $19,902 of goodwill impairment charges. The Company also recorded impairment charges of $10,300 under ASC 350 related to certain certificates of need with indefinite lives, $7,800 of which was related to the Radiation Oncology segment, and $2,500 of which was related to the Imaging segment. The Company applied the income approach to value the certificates of need, utilizing either an excess earnings method or a beneficial earnings method. Under the income approach, value is measured as the present worth of anticipated future net cash flows generated by the asset.

These impairments reflect how the Company has been impacted by the reported decline in physician office visits and other conditions in the United States arising from global economic conditions. Due to these factors, we have experienced a decline in demand for our services and a decline in market capitalization. Additionally, the development of new projects, specifically in the Radiation Oncology segment, has taken longer than expected as the hospital decision-making cycle has slowed causing longer than expected negotiation periods, further delaying the regulatory approval cycle and construction timelines.

ASC 350 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 360, “Property, Plant, and Equipment.” For additional information, see Note 6 of the Notes to the Consolidated Financial Statements.

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

In 2008 and 2009, the Company concluded that no impairment was present in its long-lived assets or intangible assets with definite useful lives. During the fourth quarter of 2010, based on the factors noted above, the Company also deemed it appropriate to perform a valuation of certain definite useful lived intangible assets in accordance with ASC 360. Based on this valuation, the Company recorded impairment charges of $5,820 related to certain physician referral network intangible assets, $273 of which was related to the Radiation Oncology segment, and $5,547 of which was related to the Imaging segment. The Company applied the income approach to value the physician referral networks, utilizing the excess earnings method.

Lastly, the Company recorded impairment charges of $6,073 under ASC 323, “Investments-Equity Method and Joint Ventures” related to an other-than-temporary decline in the fair value of investments in two joint ventures, due to triggering events that occurred in the fourth quarter during the annual budgeting process. The Company applied a combination of the DCF and GPC methods, as described above, and the guideline transaction method, for which a value indication is derived from the prices at which companies similar to the subject have been sold, to determine the fair value of these investments. For additional information, see Note 6 of the Notes to the Consolidated Financial Statements.

Revenue Recognition The majority of the Company’s revenues are derived directly from healthcare providers and are primarily for imaging services. To a lesser extent, revenues are generated from direct billings to third-party payors or patients which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from billings to third-party payors and patients amounted to approximately 21%, 20% and 20% of revenues for the years ended December 31, 2008, 2009 and 2010, respectively. No single customer accounted for more than 3% of consolidated revenues in each of the years ended December 31, 2008, 2009, and 2010. The Company recognizes revenue in accordance with ASC 600, “Revenue.” As the price is predetermined, all revenues are recognized at the time the delivery of service has occurred and collectibility is reasonably assured which is based upon contract terms with healthcare providers and negotiated rates with third party payors and patients. The Company also records revenue from management services that it performs based upon management service contracts with predetermined pricing. Revenues from these services amounted to approximately 6%, 5% and 5% of total revenue for the three years ended December 31, 2008, 2009 and 2010, respectively. These revenues are recorded in the period in which the service is performed and collections of the billed amounts are reasonably assured in accordance with ASC 600.

Share-Based Payment ASC 718, “Compensation—Stock Compensation” requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, ASC 718 requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period. Under ASC 718, the Company records in its consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after January 1, 2006 under the provisions of ASC 718 and (ii) compensation cost for the unvested portion of options granted prior to January 1, 2006 over their remaining vesting periods using the amounts previously measured under ASC 718 for pro forma disclosure purposes.

Derivatives The Company accounts for derivative instruments and hedging activities in accordance with the provisions of ASC 815, “Derivatives and Hedging.” On the date the Company enters into a derivative contract, management may designate the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company’s derivatives are recorded on the balance sheet at their fair value. For derivatives accounted for as cash flow hedges, any unrealized gains or losses on fair value are included in comprehensive income (loss), net of tax, assuming perfect effectiveness. Any ineffectiveness is recognized in earnings.

Income Taxes The provision for income taxes is determined in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future income tax benefits are recognized only to the extent that the realization of such benefits is considered to be more likely than not. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, when it is more likely than not that such deferred tax assets will not be recoverable, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.

Fair Values of Financial Instruments The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value based on the short-term maturity of these instruments. The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate fair value based on the short-term nature of these accounts. The carrying amount reported in the balance sheet for long-term debt under the Company’s New Credit Agreement (as discussed in Note 5 to the Consolidated Financial Statements) approximates fair value, as these borrowings have variable rates that reflect currently available terms, credit spreads and conditions for similar debt. The fair value of the Company’s senior subordinated notes, senior notes and its equipment loans was $206,167 and $195,254 compared to the carrying amount reported on the balance sheet of $216,993 and $207,906 as of December 31, 2009 and 2010, respectively. The fair values of the Company’s senior subordinated notes and senior notes at December 31, 2009 and 2010, were based upon the bond trading prices. The fair value of the equipment loans was estimated using discounted cash flow analyses, based on the Company’s current borrowing rates for similar types of equipment loans.

Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Income (Loss) The Company reports comprehensive income (loss) in accordance with ASC 220, “Comprehensive Income.” For the years ended December 31, 2008, 2009 and 2010, the Company had entered into multiple interest rate swap agreements, interest rate collar agreements and interest rate cap agreements, as discussed in Note 11 to the Consolidated Financial Statements. Assuming perfect effectiveness, any unrealized gains and losses related to the swaps, collars and caps that qualify for hedge accounting are classified as a component of comprehensive income (loss), net of any tax. Any ineffectiveness is recognized in earnings.

Segment Reporting In accordance with ASC 280, “Segment Reporting,” and based on the nature of the financial information that is received by the chief operating decision maker (“CODM”), the Company operates in two reportable segments, Imaging and Radiation Oncology, based on similar economic and other characteristics. In 2010, as discussed in Note 17 to the Consolidated Financial Statements, the Radiation Oncology segment met the quantitative thresholds for separate reporting. Additionally, the Company does not consider its wholesale revenue and retail revenue sources to constitute separate operating segments as discrete financial information does not exist and is not provided to the CODM.

Recent Accounting Pronouncements FASB ASC 805, “Business Combinations” significantly changes the accounting for business combinations. Under ASC 805, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC 805 changes the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests”—see ASC 810 discussion below) will generally be valued at fair value at the acquisition date;

•	Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

ASC 805 also includes a substantial number of new disclosure requirements. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted ASC 805 on January 1, 2009. The adoption of ASC 805 did not have a material impact on the Company’s results of operations, cash flows or financial position for the year ended December 31, 2009 or 2010, except for the expensing of transaction costs in the statements of operations.

FASB ASC 805 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial position for the year ended December 31, 2009 or 2010.

FASB ASC 810, “Consolidation” establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. ASC 810 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. ASC 810 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company adopted ASC 810 on January 1, 2009. The adoption of ASC 810 did not have a material impact on the Company’s results of operations, cash flows or financial position for the year ended December 31, 2009 or 2010; however, there may be an impact on future transactions. The adoption of ASC 810 changed the presentation of noncontrolling interest to a component of stockholders equity, rather than a liability, and required the presentation of net income attributable to noncontrolling interest, rather than minority interest expense. Such presentation has been consistently applied in all years presented in the accompanying financial statements.

FASB ASC 815, “Derivatives and Hedging” enhances the current guidance on disclosure requirements for derivative instruments and hedging activities. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. Specifically, ASC 815 requires disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flow. This statement requires qualitative disclosure about the objectives and strategies for using derivatives in terms of the risks that the entity is intending to manage, quantitative disclosures about fair value amounts of gains and losses on derivative instruments in a tabular format, and disclosures about credit-risk-related contingent features in derivative agreements to provide information on potential effect on an entity’s liquidity from using derivatives. The derivative instruments shall be distinguished between those used for risk management purposes and those used for other purposes. ASC 815 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. The Company adopted the provisions of ASC 815 on January 1, 2009. The adoption of ASC 815 did not have a material impact on the Company’s results of operations, cash flows or financial position for the year ended December 31, 2009 or 2010.

FASB ASC 260, “Earnings Per Share” addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in ASC 260. ASC 260 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. ASC 260 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively. The Company adopted the provisions of ASC 260 on January 1, 2009. The Company granted and expects to continue to grant restricted stock awards to its officers and non-employee directors that contain non-forfeitable rights to dividend and dividend equivalents. Such awards are considered participating securities under ASC 260. As such, the Company is required to include these awards in the calculation of the Company’s basic earnings per share and will need to calculate basic earnings per share using the two-class method. Restricted stock awards have previously been included in the Company’s dilutive earnings per share calculation using the treasury stock method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company has historically not paid and does not expect to pay dividends in the foreseeable future; however, the Company must still allocate undistributed earnings between common shareholders and participating securities based on the contractual rights of each security, as if all the earnings for the period have been distributed. Since the adoption of ASC 260 was applied retrospectively, the earnings per share for all periods presented in the accompanying financial statements was calculated to conform with ASC 260,

FASB ASC 825, “Financial Instruments” requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825 is effective for periods ending after June 15, 2009. The Company adopted ASC 825 during the interim period ended June 30, 2009.

FASB ASC 855, “Subsequent Events” enhances the current guidance on accounting and disclosure requirements for subsequent events. This statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued. ASC 855 is effective for interim periods and annual financial periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company’s results of operations, cash flows or financial position for the year ended December 31, 2009 or 2010.

Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities” (“ASU 2009-17”), enhances the current guidance on disclosure requirements for companies with financial interests in a variable interest entity. ASU 2009-17 replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (a) the obligation to absorb losses of the entity or (b) the right to receive benefits from the entity. ASU 2009-17 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power of voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASU 2009-17 requires additional disclosures about an enterprise’s involvement in variable interest entities. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009, with early application prohibited. The Company adopted the provisions of ASU 2009-17 on January 1, 2010. The adoption of ASU 2009-17 did not have a material impact on the Company’s results of operations, cash flows or financial position.

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

3. Transactions

In the first quarter of 2008, the Company purchased six CyberKnife® robotic radiosurgery facilities from Accuray, Inc. The radiosurgery systems are currently providing radiosurgery services at hospitals located in

California, Maryland, New Jersey and Tennessee. The purchase price totaled $10,287 in cash and $732 in transaction costs. The acquisition was financed using proceeds from the Company’s issuance of the new 7 1/4% Notes. As a result of this acquisition, the Company recorded acquired intangible assets of $1,459, which was assigned to customer contracts and are being amortized over seven years. The intangible assets were recorded at fair value at the acquisition date. All recorded intangible assets are capitalized for tax purposes and are being amortized over 15 years. The year ended December 31, 2008 included approximately nine months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

In the third quarter of 2008, the Company purchased all of the outstanding membership interests of Medical Outsourcing Services, LLC (“MOS”), a mobile provider of PET/CT, based in Naperville, Illinois. MOS operated in nine states, including, Illinois, Indiana, Iowa, Michigan, Missouri, New Jersey, Ohio, Pennsylvania, and Wisconsin. The purchase price consisted of $17,271 in cash, $2,500 in cash which is being held in an escrow account, and $4,564 in assumed liabilities and transaction costs. The Company financed this acquisition using internally generated funds and proceeds from the Company’s issuance of the new 7 1/4% Notes. As a result of this acquisition, the Company recorded goodwill of $3,303 and acquired intangible assets of $12,450, of which $3,850 was assigned to the physician referral network, which is being amortized over five years, $6,100 was assigned to customer relationships, which is being amortized over 10 years, and $2,500 was assigned to a non-compete agreement, which is being amortized over three years. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $2,500 for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification, which is expected to be resolved over the three years following the acquisition date. When the contingencies are resolved and consideration is distributable from the escrow account, the Company will record the fair value of the consideration as additional purchase price to goodwill. During the year ended December 31, 2009, the Company increased goodwill by $67 as a result of changes in the original valuation of assets acquired and liabilities assumed. During the year ended December 31, 2010, the Company increased goodwill by $134 as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2008 included six months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations. Please also see further discussion in Note 12 of the Notes to the Consolidated Financial Statements.

In the third quarter of 2008, the Company purchased all of the outstanding membership interests of RAMIC Des Moines, LLC (“RAMIC”), a single modality center providing MRI services in West Des Moines, Iowa. The purchase price consisted of $7,216 in cash, $605 in cash which is being held in an escrow account, and $114 in assumed liabilities and transaction costs. The Company financed this acquisition using internally generated funds and proceeds from the Company’s issuance of the new 7 1/4% Notes. As a result of this acquisition, the Company recorded goodwill of $2,899 and acquired intangible assets of $2,600, of which $1,850 was assigned to the physician network, which is being amortized over five years, and $750 was assigned to certificates of need held by RAMIC, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $605 for a contingent payment which was being held in an escrow account, pending the resolution of claims for indemnification. During the year ended December 31, 2009, $550 was released from escrow, which was recorded to goodwill as additional purchase price. All contingencies have been resolved and all escrow amounts have been distributed as of December 31, 2009. During the year ended December 31, 2010, the Company increased goodwill by $56 as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2008 included approximately five months of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

In the fourth quarter of 2008, the Company purchased all of the outstanding membership interests of Shared PET Imaging, LLC (“SPI”), a mobile and fixed-site provider of PET and PET/CT, based in Canton, Ohio. SPI served approximately 90 clients in thirteen states, including Ohio, Michigan, Indiana, Illinois, Florida, Pennsylvania, New York, Tennessee and South Carolina. The purchase price consisted of $34,092 in cash, $2,000 in cash which is being held in an escrow account, and $9,102 in assumed liabilities and transaction costs. The Company financed this acquisition using internally generated funds and proceeds from the Company’s issuance of the new 7 1/4% Notes. As a result of this acquisition, the Company recorded goodwill of $6,895 and acquired intangible assets of $9,350, of which $500 was assigned to the physician referral network, which is being amortized over five years, $5,350 was assigned to customer relationships, which is being amortized over 13 years, $3,150 was assigned to a non-compete agreement, which is being amortized over three years, and $350 was assigned to certificates of need held by SPI, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $2,000 for a contingent payment which is being held in an escrow account, pending the resolution of claims for indemnification, which is expected to be resolved over the 18 months following the acquisition date. When the contingencies are resolved and consideration is distributable from the escrow account, the Company will record the fair value of the consideration as additional purchase price to goodwill. During the year ended December 31, 2009, the Company increased goodwill by $383 as a result of changes in the original valuation of assets acquired and liabilities assumed. During the year ended December 31, 2010, the Company increased goodwill by $296 as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2008 included one month of operations from this acquisition. The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

Also in the fourth quarter of 2008, the Company purchased the remaining 20% minority interest in Alliance Oncology (“AO”). The total purchase price was $6,524, which consisted entirely of cash. The Company financed this acquisition using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $4,537. All recorded goodwill is capitalized for tax purposes and amortized over 15 years.

During December 2009, the Company entered into and completed various debt related transactions in order to expand its borrowing capacity and extend the maturity of its debt (the “Refinance Transaction”). In order to accomplish this, the Company retired substantially all of its $300,000 7 1/4% senior subordinated notes due 2012 (the “7 1/4% Notes”) through a cash tender offer (the “Tender Offer”) and repaid the balance of $351,600 on its existing Tranche C1 term loan facility (the “Old Term Loan”). In conjunction with the Refinance Transaction, the Company also entered into a new senior secured credit agreement (the “New Credit Facility”), comprised of a $460,000 term loan (the “New Term Loan”) maturing June 2016 and a $120,000 revolving facility (the “New Revolving Credit Facility”) maturing December 2014. Borrowings under the New Term Loan were issued at 98.0% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the loan. The Company also issued $190,000 of 8.0% senior notes due 2016 (the “8% Notes”) in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended. The 8% Notes were issued at 98.69% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the notes. Borrowings under the New Credit Facility bear interest through maturity at a variable rate based upon, at the Company’s option, either London InterBank Offered Rate (“LIBOR”) or the base rate (which is the highest of the administrative agent’s prime rate, one-half of 1.00% in excess of the overnight federal funds rate, and 1.00% in excess of the one-month LIBOR rate), plus in each case, an applicable margin. With respect to the New Term Loan, the applicable margin for LIBOR loans is 3.50% per annum, and with respect to the New Revolving Credit Facility, the applicable margin for LIBOR loans ranges, based on the applicable leverage ratio, from 3.25% to 3.75% per annum, in each case, with a LIBOR floor of 2.00%. With respect to the New Term Loan, the applicable margin for base rate loans is 2.50% per annum, and with respect to the New Revolving Credit Facility, the applicable margin for base rate loans ranges, based on the applicable leverage ratio, from 2.25% to 2.75% per annum. The Company used the proceeds from these transactions and existing cash to complete the Tender Offer and purchase $294,418 of the 7 1/4% Notes at a purchase price equal to 100.125% of the principal amount, together with the accrued interest to the redemption date. The Company also used the proceeds from these transactions to pay off the Old Term Loan and redeem the remaining $5.6 million of 7 1/4% notes in January 2010 at a redemption price equal to 100.0% of the principal amount, together with accrued interest to the redemption date. The Company incurred a loss on extinguishment of debt of $14,600 related to the Refinance Transaction, which represents the tender premium and consent payment to redeem the 7 1/4% Notes, write-off of unamortized debt issuance costs related to the retired debt, and other fees and expenses.

In the second quarter of 2010, the Company purchased a majority of the outstanding membership interests of Radiology 24/7, LLC (“RAD 24/7”), a teleradiology services company, which provides primarily final, subspecialty professional radiology interpretation services and outsourced staffing services for MRI, PET/CT, CT, mammography, X-Ray and other imaging modalities and also preliminary radiology interpretation services nationwide. The purchase price consisted of $8,860 in cash, $3,775 in contingent payments, and $659 in assumed liabilities. The Company financed this acquisition using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $9,883 and acquired intangible assets of $8,000, of which $6,450 was assigned to customer relationships, which are being amortized over ten years, and $1,450 was assigned to trademarks, which are being amortized over seven years. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $3,775 for contingent payments due upon the achievement of certain revenue targets, which is expected to be resolved over the two years following the acquisition date. All contingent payments were recorded at fair value at the acquisition date. The fair value of noncontrolling interest related to this transaction was $5,036 as of the acquisition date. During the year ended December 31, 2010, the Company recognized $334 in earnings related to decreasing the estimated value of contingent consideration. The year ended December 31, 2010 included nine months of operations from this acquisition.

Also in the second quarter of 2010, the Company purchased all of the outstanding membership interests of Diagnostic Health Center of Anchorage, LLC (“DHC”), a fixed-site imaging center located in Anchorage, Alaska. The center operates in a Certificate-of-Need state, and is a multi-modality imaging center which provides MRI, CT, digital mammography, X-Ray and other imaging services. The purchase price consisted of $13,737 in cash and $554 in assumed liabilities. The Company financed this acquisition using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $3,764 and acquired intangible assets of $8,100, of which $6,400 was assigned to the physician referral network, which is being amortized over 10 years, and $1,750 was assigned to certificates of need held by DHC, which have indefinite useful lives and are not subject to amortization. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. During the year ended December 31, 2010, the Company increased goodwill by $63 as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2010 included seven months of operations from this acquisition.

In the third quarter of 2010, the Company purchased certain assets from Arkansas Cancer Center, P.A., located in Pine Bluff, Arkansas (“Pine Bluff”). This is the Company’s third Arkansas-based radiation therapy facility. The purchase price consisted of $9,489 in cash, $427 in contingent payments and $6 in assumed liabilities. The Company financed this acquisition using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $4,098 and acquired intangible assets of $5,250, of which $3,800 was assigned to the physician referral network, which is being amortized over 10 years, $1,000 was assigned to trademarks, which are being amortized over 10 years, $350 was assigned to a professional services agreement, which is being amortized over nine years and $100 was assigned to the non-compete agreement, which is being amortized over nine years. The intangible assets were recorded at fair value at the acquisition date. The acquisition included a one-third interest in a joint venture which was recorded at a fair value of $250 at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $427 for contingent payments due upon the resolution of certain claims, which are expected to be resolved over the six months following the acquisition date. All contingent payments were recorded at fair value at the acquisition date. As of December 31, 2010, the amounts recognized for the contingent consideration arrangements and the assumptions used to develop the estimates have not changed. During 2010, the Company paid $355 in contingent payments. During the year ended December 31, 2010, the Company decreased goodwill by $7 as a result of changes in the original valuation of assets acquired and liabilities assumed. The year ended December 31, 2010 included six months of operations from this acquisition.

In the fourth quarter of 2010, the Company purchased certain assets from Cancer Treatment Center of Hazleton, located in Hazleton, Pennsylvania (“Hazleton”). This is the Company’s first Pennsylvania-based radiation therapy facility and is a strategic addition to the Company’s Bethesda cancer network, now totaling eleven centers located throughout Alabama, Mississippi, Arkansas, Pennsylvania and Missouri. The purchase price consisted of $2,088 in cash and $80 in assumed liabilities. The Company financed this acquisition using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $498 and acquired intangible assets of $1,400, of which $850 was assigned to the physician referral network, which is being amortized over 10 years, $350 was assigned to trademarks, which have indefinite useful lives and are not subject to amortization, and $200 was assigned to the non-compete agreement, which is being amortized over five years. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The values assigned to the assets and liabilities acquired are preliminary and may be subject to adjustment. The year ended December 31, 2010 included one month of operations from this acquisition.

The Company has not included pro forma information as these acquisitions did not have a material impact on its consolidated financial position or results of operations, individually or in the aggregate.

4. Share-Based Payment

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

Stock Option Plans and Awards

In November 1999, the Company adopted an employee stock option plan (the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 6,325,000 shares of the Company’s common stock became available for grant. On May 30, 2007, the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 8,025,000 shares. On May 27, 2009, the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 11,025,000 shares. As of December 31, 2010, a total of 1,879,273 shares were available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to fair value of the Company’s common stock at the date of grant, except as noted below. All options have 10-year terms. Options granted after January 1, 2008 are time options which vest 25% each year, over four years. For options granted prior to January 1, 2008, initial stock option grants were comprised 50% of “time options” and 50% of “performance options.” The time options have a five-year vesting schedule, vesting 20% per year. The performance options cliff vest after eight years; however, in the event certain operating performance targets are met, up to 20% of the performance options may vest each year, accelerating the vesting period up to five years. During the year ended December 31, 2010, there were no options in which vesting was accelerated. Prior to January 1, 2008, subsequent stock options granted under the 1999 Equity Plan to employees were always time options which vest 5% in the first year, 20% in the second year and 25% in years three through five.

In November 2000, the Company granted stock options to certain employees at exercise prices below the fair value of the Company’s common stock. During 2010, the last remaining 35,000 options were cancelled.

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

The following weighted-average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Year Ended December 31,
	2008	2009	2010
Risk free interest rate	3.40%	1.98%	2.93%
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	53.2%	60.1%	49.7%
Average expected life (in years)	6.25	6.25	6.25

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

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	3,805,920	$6.36
Granted	505,000	9.20
Exercised	(123,795)	4.73
Canceled	(172,950)	8.08

Outstanding at December 31, 2008	4,014,175	6.70
Granted	835,000	7.95
Exercised	(64,400)	4.46
Canceled	(367,225)	7.85

Outstanding at December 31, 2009	4,417,550	6.87
Granted	784,000	5.45
Exercised	(1,250)	4.19
Canceled	(269,375)	7.55

Outstanding at December 31, 2010	4,930,925	$6.61	5.50	$161

Vested and expected to vest in the future at December 31, 2010	4,673,791	$6.60	5.41	$158
Exercisable at December 31, 2010	3,042,158	$6.57	4.08	$129

The following table summarizes information about all stock options outstanding at December 31, 2010:

Options Outstanding	Exercise Price	Weighted- Average Remaining Contractual Life (years)	Options Exercisable	Exercise Price
2,500	$3.55	2.65	2,500	$3.55
184,025	3.67	3.01	184,025	3.67
120,000	4.02	9.89	—	4.02
19,250	4.04	3.42	19,250	4.04
490,200	4.19	5.09	360,650	4.19
13,000	4.95	2.37	13,000	4.95
99,500	5.19	2.04	99,500	5.19
20,000	5.25	8.62	5,416	5.25
1,000,000	5.27	2.01	1,000,000	5.27
165,000	5.56	5.26	153,750	5.56
621,000	5.71	9.01	—	5.71
50,000	6.26	5.95	37,500	6.26
5,000	6.28	5.57	3,750	6.28
50,000	6.42	5.64	30,000	6.42
26,950	6.46	5.63	12,950	6.46
2,500	6.94	3.77	2,500	6.94
235,000	7.05	6.09	117,500	7.05
253,500	7.41	6.12	126,500	7.41
200,000	7.49	5.87	150,000	7.49
1,000	7.75	4.77	1,000	7.75
1,000	7.91	5.77	1,000	7.91
661,500	8.06	8.00	168,000	8.06
35,000	8.24	5.79	26,250	8.24
1,000	8.57	7.77	667	8.57
5,000	8.74	7.78	2,500	8.74
275,000	9.26	7.01	139,500	9.26
50,000	9.60	4.22	45,000	9.60
1,000	9.74	6.77	1,000	9.74
328,000	12.35	4.01	323,450	12.35
15,000	13.00	0.59	15,000	13.00

4,930,925	$6.61	5.50	3,042,158	$6.57

The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2009, and 2010 was $5.03 per share, $4.57 per share, and $2.81 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2009 and 2010 was $759, $129, and $1, respectively. The total cash received from employees as a result of stock option exercises was $589, $225, and $68 for the years ended December 31, 2008, 2009, and 2010, respectively.

The following table summarizes the Company’s unvested stock option activity:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2009	1,953,675	$4.37
Granted	784,000	2.81
Vested	(674,158)	4.32
Canceled	(174,750)	4.22

Unvested at December 31, 2010	1,888,767	$3.76

At December 31, 2010, the total unrecognized fair value share-based payment related to unvested stock options granted to both employees and non-employees was $4,038, which is expected to be recognized over a remaining weighted-average period of 2.06 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations. The total fair value of shares vested during the years ended December 31, 2008, 2009, and 2010 was $2,305, $2,381, and $2,910, respectively.

Restricted Stock Awards

The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2007 and 2008, the Company granted 625,000 and 290,000 restricted stock awards (“awards”), respectively, to certain employees of the Company. During 2009, the Company granted 310,000 awards to certain employees and 20,000 awards to non-employees of the Company. During 2010, the Company granted 913,000 awards to certain employees of the Company. These awards cliff vest after one or five years provided that the employee remains continuously employed and the non-employee continues service through the issuance date. The Company grants restricted stock awards to three non-employee directors of the Company who are unaffiliated with Oaktree and MTS (“unaffiliated directors”). These awards to unaffiliated directors cliff vest after one year based on the unaffiliated directors’ continued service with the Company through that date. During the years ended December 31, 2008, 2009 and 2010, the Company granted restricted stock awards of 33,954, 41,016 and 60,789, respectively, to unaffiliated directors. During the year ended December 31, 2009, 4,558 of these shares vested due to a change in one of the unaffiliated directors in May 2009. For the years ended December 31, 2008, 2009 and 2010 the Company recorded share-based payment related to these grants of $1,932, $2,876 and $2,031, respectively. The weighted-average grant date fair value of restricted stock awards granted during the years ended December 31, 2008, 2009 and 2010 was $8.46, $6.20 and $5.11 per share, respectively.

The following table summarizes the Company’s unvested restricted stock activity:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2009	601,016	$7.11
Granted	973,789	5.11
Vested	(158,916)	6.58
Canceled	(20,100)	5.25

Unvested at December 31, 2010	1,395,789	$5.80

At December 31, 2010, the total unrecognized fair value share-based payment related to the restricted stock awards granted to employees was $4,780, which is expected to be recognized over a remaining weighted-average period of 1.89 years. At December 31, 2010, the total unrecognized fair value share-based payment related to the restricted stock awards granted to unaffiliated directors was $240, which is expected to be recognized over a remaining weighted-average period of 1.00 year. The unaffiliated directors will each receive a restricted stock award on December 31, 2011 and each December 31 thereafter (the “Grant Date”) of the number of shares of common stock having a value equal to $80, rounded down to the nearest whole share, and calculated using the average share price of the Company’s stock over the fifteen-day period preceding the Grant Date. Such restricted stock awards will fully vest one year after the Grant Date based on the continued service of the non-employee director through the vesting date. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations.

Restricted Stock Units

On December 31, 2007, the Company granted restricted stock units to three unaffiliated directors equal to 8,421 shares of common stock each. This number of shares represents the number of shares of the Company’s common stock having a value equal to $80, rounded down to the nearest whole share, and calculated using the average share price of the Company’s stock over the fifteen-day period preceding December 31, 2007. These restricted stock units vested on December 31, 2008.

Stock Bonus Award

During 2006 and 2007, the Company granted stock bonus awards to certain employees of the Company. On the issuance date, the Company issued a number of shares of the Company’s common stock (“shares”), equal to the award divided by the fair market value of the shares at that time, provided that the employee remained continuously employed through the issuance date. During the year ended December 31, 2009, the Company issued 125,470 shares related to the stock bonus awards granted in 2006. In January 2010, the Company issued 87,565 shares related to the stock bonus awards granted in 2007. For the years ended December 31, 2008 and 2009, the Company recorded share-based payment related to these grants of $500 and $167, respectively.

Directors’ Deferred Compensation Plan

Effective January 1, 2000, the Company established a Directors’ Deferred Compensation Plan (the “Director Plan”) for all non-employee directors. Each of the non-employee directors had elected to participate in the Director Plan and have his annual fee of $25 deferred into a stock account and converted quarterly into Phantom Shares. During 2007, the annual fee was increased to $35. If the director elects to have his annual fee converted into Phantom Shares, then each such director has the option of being paid cash or issued common stock for his Phantom Shares, which is paid or issued upon retirement, separation from the Board of Directors, or the occurrence of a change in control. The unaffiliated directors also have the option to have their annual fee paid in quarterly cash installments. This election is made once a year. The unaffiliated directors also receive a restricted stock award each year equal to $80. See Restricted Stock Awards discussion above. On April 16, 2007, in connection with the purchase of the Company’s common stock by Oaktree Capital Management, LLC (“Oaktree”) and MTS Health Investors, LLC (“MTS”) from Kohlberg Kravis Roberts & Co (“KKR”), the directors who are affiliated with Oaktree and MTS (“affiliated directors”) elected not to participate in the Director Plan, and instead received annual cash compensation equal to $35, which is paid quarterly to an investment fund, not to the affiliated directors, as specified by each affiliated director. In addition, on December 31 of each year, the affiliated directors also receive additional cash compensation of $80 in consideration of their Board service during the prior fiscal year. Upon separation from the Board of Directors on April 16, 2007, directors affiliated with KKR were paid cash or issued common stock, based on their applicable election, equal to their respective stock accounts on that date. For the years ended December 31, 2008, 2009 and

2010 the Company recorded director fees of $419, $509, and $442, respectively. For cash payment elections of Phantom Shares in the Director Plan, an increase (decrease) to other accrued liabilities is recorded for the difference between the current fair market value and the original issuance price of the Phantom Shares. For the issuance of common stock elections of Phantom Shares, an increase is made to APIC when director’s fees are recorded. All cash elections are accrued in other accrued liabilities until payment is due and payable. At December 31, 2009 and 2010, $555 and $385, respectively was included in other accrued liabilities relating to the Director Plan.

5. Fair Value of Financial Instruments

The Company used the following methods and assumptions in estimating fair value disclosure for financial instruments:

Cash and cash equivalents The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.

Debt The fair value of the Company’s fixed-rate debt was based on open bid/ask quotations of those notes at December 31, 2009 and 2010. The carrying amount of variable-rate borrowings at December 31, 2010 approximates fair value estimated based on current market rates and credit spreads for similar debt instruments.

Derivative instruments Fair value was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2009		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$111,884	$111,884	$97,162	$97,162
Fixed-rate debt	193,115	184,189	187,809	177,650
Variable-rate debt	450,897	450,897	447,549	447,549
Derivative instruments—asset position	59	59	544	544
Derivative instruments—liability position	2,409	2,409	226	226

The Company adopted ASC 825 on January 1, 2008. ASC 825 applies to all assets and liabilities that are being measured and reported at fair value on a recurring basis. ASC 825 requires disclosure that establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 825 pricing levels as of December 31, 2010:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$97,162	$97,162	$—	$—
Interest rate contracts—asset position	520	—	520	—
Interest rate contracts—liability position	226	—	226	—
Fuel swap—asset position	24	—	—	24

The following table summarizes the Company’s fair value measurements of derivative instruments using significant unobservable inputs (Level 3):

Balance as of December 31, 2009	$59
Total gains or losses (realized/unrealized)
Included in earnings	158
Included in other comprehensive income	(193)

Balance as of December 31, 2010	$24

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$158

The Company’s derivative instruments are primarily pay-fixed, receive-variable interest rate swaps and caps based on LIBOR swap rate. The Company has elected to use the income approach to value these derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for interest rate swap and cap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates at commonly quoted intervals and implied volatilities for options). The Company has identified both a public and a private data source for use in valuing the Department of Energy (“DOE”) diesel fuel swap. There appears to be a material difference in the pricing for diesel fuel contracts traded on NYMEX and the pricing that brokers make available to retail clients hedging changes in the DOE average national diesel fuel price as executed by the Company. As a result the Company has elected to use broker data available from its counterparty and informally corroborated by a second broker to fair value the diesel fuel swap. The December 31, 2010 over-the-counter forward rates were compared to the fixed rates executed by the Company for each forward date. The loss on each forward date was then present valued at LIBOR plus a credit spread of 3.5%. Mid-market pricing is used as a practical expedient for fair value measurements. ASC 820 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness and the Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments. For additional information please see Note 11 of the Notes to the Consolidated Financial Statements.

Disclosures for Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company also measures the fair value of certain assets on a non-recurring basis, generally on an annual basis, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include goodwill, intangible assets, and investments in unconsolidated investees.

In accordance with the goodwill guidance, since the carrying amount of the Radiation Oncology reporting unit was greater than their estimated fair value as determined in Step 1 of the impairment test, the Company was required to measure the fair value of goodwill of the Radiation Oncology reporting unit in Step 2 of the impairment test. Goodwill of the Radiation Oncology reporting unit with a carrying amount of $20,400 was written down to its implied fair value of $498, resulting in impairment charges of $19,902, which was included in earnings for the period. See Note 6 of the Notes to the Consolidated Financial Statements for further information.

To estimate the fair value of the Radiation Oncology reporting units, the Company utilized both the income and market valuation approaches. Under the income approach, the Discounted Cash Flow (“DCF”) method is used, which involves an analysis of future cash flow projections for the subject reporting unit. Cash flows are discounted at a rate reflective of the perceived risks inherent in the projections. A terminal value, the estimated value of the entity at the end of the discrete forecast, is calculated by dividing the terminal year net cash flow by an appropriate capitalization rate, which assumes constant growth into perpetuity. Under the market approach, the Guideline Public Company (“GPC”) method is used, for which the fair value of a business is estimated by comparing the subject company to similar companies with publicly traded ownership interests. From these guideline companies, valuation multiples are derived and then applied to the appropriate operating statistics of the subject company to arrive at indications of value. The Company identified six guideline companies for use in their analysis of reporting units. For purposes of this analysis, the guideline companies selected represented reasonably similar, but alternative investment opportunities to an investment in the reporting unit. The Company uses an average of the DCF method and the GPC method in assessing fair value for each reporting unit. This fair value determination was categorized as Level 3 (unobservable) in the fair value hierarchy.

The Company also recorded impairment charges of $10,300 under ASC 350 related to certain certificates of need with indefinite lives, $7,800 of which was related to the Radiation Oncology segment, and $2,500 of which was related to the Imaging segment. The Company applied the income approach to value the certificates of need, utilizing either an excess earnings method or a beneficial earnings method. Under the income approach, value is measured as the present worth of anticipated future net cash flows generated by the asset. This fair value determination was categorized as Level 3 (unobservable) in the fair value hierarchy.

ASC 350 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 360, “Property, Plant, and Equipment.” During the fourth quarter of 2010, based on the factors noted below, the Company also deemed it appropriate to perform a valuation of certain definite useful lived intangible assets in accordance with ASC 360. Based on this valuation, the Company recorded impairment charges of $5,820 related to certain physician referral network intangibles assets, $273 of which was related to the Radiation Oncology segment, and $5,547 of which was related to the Imaging segment. The Company applied the income approach to value the physician referral networks, utilizing the excess earnings method. This fair value determination was categorized as Level 3 (unobservable) in the fair value hierarchy.

Lastly, the Company recorded impairment charges of $6,073 million under ASC 323, “Investments-Equity Method and Joint Ventures” related to an other-than-temporary decline in the fair value of investments in two joint ventures, due to triggering events that occurred in the fourth quarter during the annual budgeting process. The Company applied a combination of the DCF and GPC methods, as described above, and the guideline transaction method, for which a value indication is derived from the prices at which companies similar to the subject have been sold, to determine the fair value of these investments. This fair value determination was categorized as Level 3 (unobservable) in the fair value hierarchy.

There was no remaining goodwill, intangible assets, or investments in unconsolidated investees that were measured at fair value on a non-recurring basis on which an impairment charge was recorded as of December 31, 2010.

For the year ended December 31, 2010, the Company recorded asset impairment charges of $19,902, related to goodwill, $10,300 related to indefinite lived intangible assets, $5,820 related to definite lived intangibles, and $6,073 related to an other-than-temporary decline in the fair value of two joint ventures.

6. Impairment Charges

Recent market and economic conditions have been unprecedented and challenging with recession in most major economies in which we provide service. The Company has been impacted by the reported decline in physician office visits and other conditions in the United States arising from global economic conditions. Due to these factors, the Company has experienced a decline in demand for its services and a decline in market capitalization. Additionally, the development of new projects, specifically in the Radiation Oncology segment, has taken longer than expected as the hospital decision-making cycle has slowed causing longer than expected negotiation periods, further delaying the regulatory approval cycle and construction timelines. As a result, in 2010 the Company recognized a non-cash impairment charge totaling $42,095 associated with goodwill and other intangible assets in accordance with the provisions of ASC 350 and 360, and an impairment of investments in two joint ventures in accordance with ASC 323, the components of which are described in more detail below.

Following the 2010 goodwill assessment, the Company concluded that the net book values of the Radiation Oncology reporting unit exceeded its estimated fair value. Based on the results of the Step 2 test, the Company recorded an impairment charge of $19,902 under ASC 350 related to goodwill in the Radiation Oncology segment. The Company also recorded impairment charges of $10,300 under ASC 350 related to certain certificates of need with indefinite lives, $7,800 of which was related to the Radiation Oncology segment, and $2,500 of which was related to the Imaging segment. The Company applied the income approach to value the certificates of need, utilizing either an excess earnings method or a beneficial earnings method. Under the income approach, value is measured as the present worth of anticipated future net cash flows generated by the asset.

During the fourth quarter of 2010, based on the factors noted above, the Comapny also deemed it appropriate to perform a valuation of certain definite useful lived intangible assets in accordance with ASC 360. Based on this valuation, the Company recorded impairment charges of $5,820 related to certain physician referral network intangible assets, $273 of which was related to the Radiation Oncology segment, and $5,547 of which was related to the Imaging segment. The Company applied the income approach to value the physician referral networks, utilizing the excess earnings method.

Lastly, the Company recorded impairment charges of $6,073 under ASC 323, “Investments-Equity Method and Joint Ventures” related to an other-than-temporary decline in the fair value of investments in two joint ventures, due to triggering events that occurred in the fourth quarter during the annual budgeting process. The Company applied a combination of the DCF and GPC methods, as described above, and the guideline transaction method, for which a value indication is derived from the prices at which companies similar to the subject have been sold, to determine the fair value of these investments.

7. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance at January 1, 2009	$193,430
Goodwill acquired during the period	378
Adjustments to goodwill during the period	435

Balance at December 31, 2009	194,243
Goodwill acquired during the period	18,242
Impairment charges	(19,902)
Adjustments to goodwill during the period	543

Balance at December 31, 2010	$193,126

Intangible assets consisted of the following:

	December 31, 2009			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$89,708	$(41,701)	$48,007	$101,297	$(50,417)	$50,880
Other	16,407	(8,825)	7,582	22,059	(12,494)	9,565

Total amortizing intangible assets	$106,115	$(50,526)	$55,589	$123,356	$(62,911)	$60,445

Intangible assets not subject to amortization			44,599			34,177

Total other intangible assets			$100,188			$94,622

In accordance with ASC 350, “Intangibles—Goodwill and Other”, the Company has selected to perform an annual impairment test for goodwill and indefinite life intangible assets based on the financial information as of September 30, or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company compares the fair value of its reporting units to its carrying amount to determine if there is potential impairment. The fair value of the reporting unit is determined by an income approach and a market capitalization approach. Significant management judgment is required in the forecasts of future operating results that are used in the income approach. The estimates that the Company has used are consistent with the plans and estimates that it uses to manage its business. The Company bases its fair value estimates on forecasted revenue and operating costs which include a number of factors including, but not limited to, securing new customers, retention of existing customers, growth in imaging and radiation oncology revenues and the impact of continued cost savings initiatives. However, it is possible that plans and estimates may change.

Based on the factors and valuation performed in accordance in ASC 350 described in Note 6 of the Notes to the Consolidated Financial Statements, the Company recognized a goodwill impairment charge of $19,902 in the Radiation Oncology segment.

In 2010, because of the indications of impairment described in Note 6, in accordance with ASC 360 certain intangible assets acquired in 2007 and 2009 were determined to be impaired, and the Company recorded a charge of $16,121 in order to record these assets at fair value.

The Company uses the estimated useful life to amortize customer contracts, which is a weighted-average of 11 years. Other intangible assets subject to amortization are estimated to have a weighted-average useful life of five years. Amortization expense for intangible assets subject to amortization was $8,696, $11,000 and $12,439 for the years ended December 31, 2008, 2009 and 2010, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.

Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2011	$12,451
2012	10,950
2013	8,756
2014	7,133
2015	6,400

8. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31, 2009	December 31, 2010
Accrued systems rental and maintenance costs	$1,128	$2,803
Accrued site rental fees	1,079	1,175
Accrued property and sales taxes payable	16,037	15,220
Accrued self-insurance expense	6,095	4,992
Other accrued expenses	8,548	9,459
Accrued contingent payments	—	3,489

Total	$32,887	$37,138

9. Long-Term Debt and Senior Subordinated Credit Facility

Long-term debt consisted of the following:

	December 31, 2009	December 31, 2010
Term loan facility	$460,000	$455,400
Discount on term loan facility of 5.88%	(9,103)	(7,851)
Senior subordinated notes	5,582	—
Senior notes	190,000	190,000
Discount on senior notes of 8.25%	(2,467)	(2,191)
Equipment debt	23,878	17,907

Long-term debt, including current portion	667,890	653,265
Less current portion	16,902	9,709

Long-term debt	$650,988	$643,556

Bank Credit Facilities On November 2, 1999, the Company entered into a $616,000 Credit Agreement (the “Credit Agreement”) consisting of a $131,000 Tranche A Term Loan Facility, a $150,000 Tranche B Term Facility, a $185,000 Tranche C Term Loan Facility, and a Revolving Loan Facility (the “Old Revolving Credit Facility”). On June 11, 2002, the Company entered into a second amendment to its Credit Agreement in order to complete a $286,000 refinancing of its Tranche B and C term loan facility. Under the terms of the amended term loan facility, the Company received proceeds of $286,000 from a new Tranche C term loan facility, and used the entire amount of the proceeds to retire $145,500 and $140,500 owed under Tranche B and C of its existing term loan facility, respectively. The new Tranche C borrowing rate was decreased to the LIBOR plus 2.375%. The borrowing rate under the previously applicable Tranche B borrowing rate had been LIBOR plus 2.750% and the previously applicable Tranche C borrowing rate had been LIBOR plus 3.000%.

On December 29, 2004, the Company entered into a third amendment to its Credit Agreement which revised the Tranche C term loan facility (“Old Term Loan”) resulting in incremental borrowings of $154,000 and decreased the maximum amount of availability under the existing revolving loan facility from $150,000 to $70,000. The proceeds from the amendment were used to complete a cash tender offer (the “2004 Tender Offer”) to retire $256,459 of the $260,000 10 3/8% Senior Subordinated Notes due 2011, as discussed below. The Old Term Loan borrowing rate decreased to LIBOR plus 2.250%. On December 19, 2005 the Company entered into a fourth amendment to its Credit Agreement which revised the Company’s maximum consolidated leverage ratio covenant to a level not to exceed 4.00 to 1.00 as of the last day of any fiscal quarter until the expiration of the agreement. Prior to the fourth amendment, the Company’s maximum consolidated leverage ratio covenant was 3.75 to 1.00 as of the last day of any fiscal quarter beginning March 31, 2006 to the expiration of the agreement. The fourth amendment also requires the Company to maintain a maximum consolidated senior leverage ratio covenant at a level not to exceed 3.00 to 1.00 as of the last day of any fiscal quarter. The amendment increased the Old Term Loan LIBOR margin from an annual rate of 2.250% to 2.500%. At December 31, 2008, the Company did not have any borrowings outstanding under the revolving loan facility. In connection with the amendment, the Company incurred an amendment fee of $594.

In December 2009, the Company entered into a new senior secured credit agreement (the “New Credit Facility”), comprised of a $460,000 term loan (the “New Term Loan”) maturing June 2016 and a $120,000 revolving facility (the “New Revolving Credit Facility”) maturing December 2014. The Company used the proceeds from the New Term Loan to retire $351,600 of its Old Term Loan. Borrowings under the New Term Loan were issued at 98.0% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the loan. Borrowings under the New Credit Facility bear interest through maturity at a variable rate based upon, at the Company’s option, either London InterBank Offered Rate (“LIBOR”) or the base rate (which is the highest of the administrative agent’s prime rate, one-half of 1.00% in excess of the overnight federal funds rate, and 1.00% in excess of the one-month LIBOR rate), plus in each case, an applicable margin. With respect to the New Term Loan, the applicable margin for LIBOR loans is 3.50% per annum, and with respect to the New Revolving Credit Facility, the applicable margin for LIBOR loans ranges, based on the applicable leverage ratio, from 3.25% to 3.75% per annum, in each case, with a LIBOR floor of 2.00%. With respect to the New Term Loan, the applicable margin for base rate loans is 2.50% per annum, and with respect to the New Revolving Credit Facility, the applicable margin for base rate loans ranges, based on the applicable leverage ratio, from 2.25% to 2.75% per annum.

As of December 31, 2010, the Company had $115,276 of available borrowings under the New Revolving Credit Facility, but did not have any borrowings outstanding. In addition to other covenants, the New Credit Facility places limits on the Company’s and its subsidiaries’ ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, make capital expenditures, engage in mergers, acquisitions and asset sales, transact with affiliates and alter the business conducted by the Company and its subsidiaries. The New Credit Facility also contains financial covenants requiring the Company to maintain (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 4.75 to 1.00 through March 31, 2011, 4.50 to 1.00 from April 1, 2011 through March 31, 2012, 4.25 to 1.00 April 1, 2012 to March 31, 2013 and 4.00 to 1.00 April 1, 2013 through the end of the agreement and (ii) a minimum ratio of consolidated adjusted EBITDA to consolidated interest expense of 2.75 to 1.00.

As of December 31, 2010, the Company was in compliance with all covenants under the New Credit Facility. Voluntary prepayments are permitted in whole or in part without premium or penalty. The Company has not made voluntary prepayments on the New Term Loan. As noted in the maturities schedule, principal payments are required annually for the New Term Loan.

The weighted-average interest rate of the New Term Loan at December 31, 2009 was 5.523%. The weighted-average interest rate of the New Term Loan at December 31, 2010 was 5.493%. There were no borrowings outstanding under the New Revolving Credit Facility at December 31, 2009 and 2010. The Company pays a commitment fee equal to 0.50% per annum on the undrawn portion available under the New Revolving Credit Facility. The Company also pays variable per annum fees in respect of outstanding letters of credit. At December 31, 2010 the Company had $4,724 of outstanding letters of credit. The New Credit Facility is collateralized by the Company’s equity interests in its majority owned subsidiaries, partnerships and limited liability companies and its unencumbered assets, which include accounts receivable, inventory, equipment, and intellectual property. At December 31, 2010, the Company had an unamortized discount of $7,851 related to the New Term Loan.

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

7 1/4% Senior Subordinated Notes On December 29, 2004, the Company issued $150,000 of its 7 1/4% Senior Subordinated Notes due 2012 (the “original 7 1/4% Notes”) in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, and used the proceeds to repay a portion of its 10 3/8% Notes. The original 7 1/4% Notes were subsequently registered on February 1, 2005. On December 4, 2007, the Company issued an additional $150,000 of its 7 1/4% Senior Subordinated Notes due 2012 (the “new 7 1/4% Notes”) in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The new 7 1/4% Notes were subsequently registered on January 25, 2008 and are fully guaranteed by the Company. No subsidiary of the Company guarantees these Notes. The new 7 1/4% Notes were issued at a discount of 8.5%, which was being amortized to interest expense through the maturity date of the notes. The new 7 1/4% Notes have terms that were substantially identical to the Company’s original 7 1/4% Notes, but were issued under a new indenture and are therefore a separate series of notes. The Company used a portion of the net proceeds from the issuance of the new 7 1/4% Notes to repay and terminate the Acquisition Credit Facility (as described below). The remaining net proceeds were used for general corporate purposes, including acquisitions. The original 7 1/4% Notes and the new 7 1/4% Notes are collectively referred to as the “7 1/4% Notes.” The 7 1/4% Notes contained restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and restrictive payments. The 7 1/4% Notes were unsecured senior subordinated obligations and were subordinated in right of payment to all existing and future senior debt, including bank debt, and all obligations of its subsidiaries.

In December 2009 the Company completed a cash tender offer (the “2009 Tender Offer”) for any and all of its outstanding 7 1/4% Notes. The Company purchased the 7 1/4% Notes at a purchase price equal to 100.125% of the principal amount, together with the accrued interest to the purchase date. The Company incurred a loss on extinguishment of debt of $14,600 related to the Refinance Transaction, which represents the tender premium and consent payment to redeem the 7 1/4% Notes, write-off of unamortized debt issuance costs related to the retired debt, and other fees and expenses. At December 31, 2009, the Company had a remaining balance of $5,582 related to the 7 1/4% Notes. The remaining balance was redeemed at par, together with accrued interest to the redemption date, in January 2010.

8% Senior Notes In December 2009, the Company issued $190,000 of 8.0% senior notes due 2016 (the “8% Notes”) in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended. The Company used the proceeds from this transaction, the New Term Loan and existing cash to complete the 2009 Tender Offer and purchase $294,418 of the 7 1/4% Notes at a purchase price equal to 100.125% of the principal amount, together with the accrued interest to the redemption date. The 8% Notes were issued at 98.690% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the notes. No subsidiary of the Company guarantees these Notes. The indenture governing the 8% Notes contains covenants limiting the Company’s and most of its subsidiaries’ ability to pay dividends and make other restricted payments, incur additional indebtedness or issue disqualified stock, create liens on assets, merge, consolidate, or sell all or substantially all of its assets, and enter into transactions with affiliates, among others. The 8% Notes are unsecured senior obligations and are equal in right of payment to all existing and future senior debt, and rank senior in right of payment to all of the Company’s existing and future subordinated debt. The 8% Notes are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness, including indebtedness under the New Credit Facility, to the extent of assets securing such indebtedness, and are effectively subordinated in right of payment to all obligations of the Company’s subsidiaries. At December 31, 2010, the Company had an unamortized discount of $2,191 related to the 8% Notes. As of December 31, 2010, the Company was in compliance with all covenants contained in the 8% Notes.

The maturities of long-term debt as of December 31, 2010 are as follows:

	Bank Credit Facilites
	New Term Loan	Senior Notes	Equipment Loans	Total
Year ending December 31:
2011	$4,600	$—	$5,109	$9,709
2012	4,600	—	4,185	8,785
2013	4,600	—	3,925	8,525
2014	4,600	—	3,172	7,772
2015	4,600	—	1,164	5,764
Thereafter	432,400	190,000	352	622,752

	$455,400	$190,000	$17,907	$663,307

10. Earnings (Loss) Per Common Share

Basic net income (loss) per share is computed utilizing the two-class method and is calculated based on weighted-average number of common shares outstanding during the periods presented, excluding nonvested restricted stock units which do not contain nonforfeitable rights to dividend and dividend equivalents.

Diluted net income (loss) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options, nonvested restricted stock and nonvested restricted stock units. Potentially dilutive securities are not considered in the calculation of net loss per share as their impact would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2008	2009	2010
Numerator:
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$16,523	$481	$(32,653)

Denominator:
Weighted-average shares-basic	51,296	51,738	52,780
Effect of dilutive securities:
Employee stock options	863	417	—

Weighted-average shares-diluted	52,159	52,155	52,780

Earnings (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.32	$0.01	$(0.62)

Diluted	$0.32	$0.01	$(0.62)

Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	927	2,428	4,279
Average exercise price per share that exceeds average market price of common stock	$10.59	$8.70	$7.14

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

Cash Flow Hedges

Interest Rate Cash Flow Hedges

The Company has entered into multiple interest rate swap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the years ended December 31, 2009 and 2010, the Company had interest rate swap and cap agreements to hedge approximately $92,719 and $242,719 of its variable rate bank debt, respectively, or 13.9% and 37.2% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $116 from accumulated other comprehensive loss to interest expense and other, net.

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

Quantitative information about the Company’s derivatives’ impact on performance and operations is provided below:

	Asset Derivatives as of December 31, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Diesel fuel swaps	Other assets	$59

	Liability Derivatives as of December 31, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	Other liabilities	$2,409

	Asset Derivatives as of December 31, 2010
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$520
Diesel fuel swaps	Other assets	$24

	Liability Derivatives as of December 31, 2010
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$226

The Effect of Designated Derivative Instruments on the Statement of Operations

For the Year Ended December 31, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate swaps	$(4,302)	Interest expense and other, net	$(3,871)	Interest expense and other, net	$(25)
Diesel fuel swaps	46	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	6	Other (income) and expense, net	(8)

Total	$(4,256)		$(3,865)		$(33)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations

For the Year Ended December 31, 2009

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate swaps	Interest expense and other, net	$(3,719)
Diesel fuel swaps	Other (income) and expense, net	(46)

Total		$(3,765)

The Effect of Designated Derivative Instruments on the Statement of Operations

For the Year Ended December 31, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(1,029)	Interest expense and other, net	$(3,882)	Interest expense and other, net	$—
Diesel fuel swap	(193)	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	(167)	Other (income) and expense, net	1

Total	$(1,222)		$(4,049)		$1

The Effect of Non-Designated Derivative Instruments on the Statement of Operations

For the Year Ended December 31, 2010

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(510)

12. Commitments and Contingencies

The Company has maintenance contracts with its equipment vendors for substantially all of its diagnostic imaging and radiation oncology equipment. The contracts are between one and five years from inception and extend through the year 2015, but may be canceled by the Company under certain circumstances. The Company’s total contract payments for the years ended December 31, 2008, 2009 and 2010 were $44,783, $49,425 and $53,181, respectively. At December 31, 2010, the Company had binding equipment purchase commitments totaling $20,426.

The Company leases office and warehouse space and certain equipment under non-cancelable operating leases. The office and warehouse leases generally call for minimum monthly payments plus maintenance and inflationary increases. The future minimum payments under such leases are as follows:

Year ending December 31:
2011	$6,787
2012	5,906
2013	4,454
2014	4,001
2015	3,627
Thereafter	15,020

$39,795

The Company’s total rental expense, which includes short-term equipment rentals, for the years ended December 31, 2008, 2009 and 2010 was $9,117, $7,459 and $8,600, respectively.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At December 31, 2010, the Company has determined that no liability is necessary related to these guarantees and indemnities.

In connection with the Company’s acquisition of MOS in the third quarter of 2008, Alliance subsequently identified a Medicare billing practice related to a portion of MOS’s retail billing operations that raised compliance issues under Medicare reimbursement guidelines. The practice was in place prior to the acquisition and was discontinued when Alliance became aware of it. In accordance with its corporate compliance program, Alliance has entered into discussions with representatives of the federal government to advise them of the issue and seek guidance on appropriate next steps. The discussions are ongoing and no resolution has yet been reached. Although the government may seek repayment and penalties relating to the billing practice, the Company does not expect that such repayment and penalties taken as a whole, if imposed on the Company, would have a material impact on the Company’s results of operations, cash flows or financial position because the Company believes the amounts it would owe will be substantially or fully off-set by recoveries under the indemnification provisions of the MOS acquisition purchase agreement. Pursuant to the terms of the purchase agreement, in June 2010 the Company commenced arbitration proceedings related to this matter.

The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

13. 401(k) Savings Plan

The Company established a 401(k) Savings Plan (the “Plan”) in January 1990. Effective August 1, 1998, the Plan was amended and restated in its entirety. Currently, all employees who are over 21 years of age are eligible to participate after attaining three months of service. Employees may contribute between 1% and 25% of their annual compensation. For the years ended December 31, 2008 and 2009, the Company matched 50 cents for every dollar of employee contributions up to 5% of their annual compensation, subject to the limitations imposed by the Internal Revenue Code. Employees vest in employer contributions 25% per year, over 4 years. The Company may also make discretionary contributions depending on profitability. No discretionary contributions were made in 2008, 2009 or 2010. The Company incurred and charged to expense $1,683, $1,679 and $19 during 2008, 2009 and 2010, respectively, related to the Plan.

14. Income Taxes

The provision for income taxes shown in the consolidated statements of operations consists of the following:

	Year Ended December 31,
	2008	2009	2010
Current:
Federal	$36	$(148)	$(7)
State	1,809	527	(27)

Total current	1,845	379	(34)
Deferred:
Federal	9,540	1,267	(16,742)
State	379	(1,338)	(4,023)

Total deferred	9,919	(71)	(20,765)

Total provision for income taxes	$11,764	$308	$(20,799)

Significant components of the Company’s net deferred tax assets (liabilities) at December 31 are as follows:

	2009	2010
Basis differences in equipment	$(89,086)	$(86,096)
Basis differences in intangible assets	(25,110)	(10,612)
Net operating losses	9,465	12,931
Accounts receivable	3,414	2,555
State income taxes	5,300	3,577
Accruals not currently deductible for income tax purposes	12,171	12,210
Basis differences associated with acquired investments	(4,492)	(3,252)
Other	3,824	3,535

Total deferred taxes	(84,514)	(65,152)
Valuation allowance	—	—

Net deferred taxes	$(84,514)	$(65,152)

Current deferred tax asset	$19,058	$7,344
Noncurrent deferred tax liability	(103,572)	(72,496)

Net deferred taxes	$(84,514)	$(65,152)

A reconciliation of the expected total provision for income taxes, computed using the federal statutory rate on income is as follows:

	Year Ended December 31,
	2008	2009	2010
U.S. Federal tax expense at statutory rates	$9,349	$8	$(18,862)
State income taxes, net of federal benefit	1,422	(527)	(2,630)
Noncontrolling interest	(1,061)	(1,073)	(1,361)
Earnings from unconsolidated investees	1,612	1,341	1,515
Other	442	559	539

Provision for income taxes	$11,764	$308	$(20,799)

As of December 31, 2010, the Company had net operating loss (“NOL”) carryforwards of approximately $36,355 and $3,034 for federal and state income tax purposes, respectively. These loss carryforwards will expire at various dates from 2011 through 2025. As of December 31, 2010, the Company also had alternative minimum tax credit carryforwards of $3,424 with no expiration date.

As of December 31, 2010, the Company has provided a liability of $906 for unrecognized tax benefits related to various federal and state income tax matters. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $457.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$1,848
Additions based on tax positions related to the current year	341
Additions for tax positions of prior years	51
Reductions as a result of tax positions taken during the prior period	(263)
Reductions as a result of lapse of statute of limitations	(85)
Settlements	—

Balance at December 31, 2008	1,892
Additions based on tax positions related to the current year	170
Additions for tax positions of prior years	65
Reductions as a result of tax positions taken during the prior period	(498)
Reductions as a result of lapse of statute of limitations	(192)
Settlements	(108)

Balance at December 31, 2009	1,329
Additions based on tax positions related to the current year	89
Additions for tax positions of prior years	8
Reductions as a result of tax positions taken during the prior period	(178)
Reductions as a result of lapse of statute of limitations	(342)
Settlements	—

Balance at December 31, 2010	$906

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2010, the Company had approximately $97 in accrued interest and penalties related to unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2007 through 2010. The Company’s and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2006 through 2010. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

15. Related-Party Transactions

On April 16, 2007, Oaktree and MTS purchased 24,501,505 shares of the Company’s common stock from KKR. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. At December 31, 2010, Oaktree and MTS owned in the aggregate approximately 51.3% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.

Revenues from management agreements with unconsolidated equity investees was $17,130, $14,452 and $12,545 during 2008, 2009 and 2010, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which is included in the management agreement revenue, who reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as costs of revenues and the reimbursement as revenue in its consolidated statements of operations. For the years ended December 31, 2008, 2009 and 2010 the amounts of the revenues and expenses were $13,718, $11,188 and $9,217, respectively.

16. Investments in Unconsolidated Investees

The Company has direct ownership in six unconsolidated investees at December 31, 2010. The Company owns between 33.3% and 50% of these investees, and provides management services under agreements with four of these investees, expiring at various dates through 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

Set forth below is certain financial data for Alliance-HNI, LLC and Subsidiaries, one of the Company’s unconsolidated investees:

	December 31,
	2009	2010
Balance Sheet Data:
Current assets	$4,469	$5,171
Noncurrent assets	15,409	11,945
Current liabilities	4,068	4,587
Noncurrent liabilities	5,486	3,448

	Years Ended December 31,
	2008	2009	2010
Combined Operating Results:
Revenues	$26,703	$22,012	$19,311
Expenses	18,240	15,375	11,464
Net income	8,463	6,637	7,847
Earnings from unconsolidated investee	4,202	2,996	3,935

Set forth below is certain financial data for the aggregate of the Company’s unconsolidated investees, including Alliance-HNI, LLC and its subsidiaries:

	December 31,
	2009	2010
Balance Sheet Data:
Current assets	$7,463	$7,391
Noncurrent assets	23,522	18,989
Current liabilities	5,560	6,076
Noncurrent liabilities	7,033	4,546

	Years Ended December 31,
	2008	2009	2010
Combined Operating Results:
Revenues	$36,604	$31,805	$27,390
Expenses	27,073	24,105	19,025
Net income	9,531	7,700	8,365
Earnings from unconsolidated investees	4,605	3,831	4,327

17. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. In accordance with ASC 280, “Segment Reporting,” and based on the nature of the financial information that is received by the CODM, the Company operates in two operating segments, which are also its two reportable segments, Imaging and Radiation Oncology, based on similar economic and other characteristics.

In the third quarter of 2010, the Radiation Oncology segment met the quantitative thresholds for separate reporting. As such, management has presented segment information for the year ended December 31, 2010, and prior year segment information has been included for comparative purposes. The Imaging segment is comprised of diagnostic imaging services including MRI, PET/CT and other imaging services. The Radiation Oncology segment is comprised of radiation oncology services. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on Revenue, Segment Income and Net Income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of the Notes to the Consolidated Financial Statements. Additionally, the Company does not consider its wholesale revenue and retail revenue sources to constitute separate operating segments as discrete financial information does not exist and is not provided to the CODM.

The following table summarizes the Company’s revenue by segment:

	Year Ended December 31,
	2008	2009	2010
Revenue
Imaging	$471,195	$469,055	$434,416
Radiation Oncology	24,639	36,458	44,439
Corporate/Other	—	—	—

Total	$495,834	$505,513	$478,855

Segment income represents net income before interest expense, net of interest income; income taxes; depreciation expense; amortization expense; net income attributable to noncontrolling interests; non-cash share-based compensation; severance and related costs; loss on extinguishment of debt; fees and expenses related to acquisitions; and non-cash losses on sales of equipment. Segment income is the most frequently used measure of each segment’s performance by the CODM and is commonly used in setting performance goals. The following table summarizes the Company’s segment income:

	Year Ended December 31,
	2008	2009	2010
Segment income
Imaging	$201,252	$196,168	$169,972
Radiation Oncology	6,657	10,049	11,760
Corporate/Other	(25,332)	(25,938)	(23,676)

Total	$182,577	$180,279	$158,056

The reconciliation of Net income (loss) to total segment income is shown below:

	Year Ended December 31,
	2008	2009	2010
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$16,523	$481	$(32,653)
Income tax expense (benefit)	11,764	308	(20,799)
Interest expense and other, net	48,392	45,894	51,203
Amortization expense	8,696	11,000	12,439
Depreciation expense	87,728	94,918	92,321
Share-based payment (included in selling, general and administrative expenses)	5,276	6,014	5,516
Noncontrolling interest in subsidiaries	3,030	3,064	3,890
Severance and related costs	636	1,404	1,002
Transaction costs	—	893	2,439
Impairment charges	—	—	42,095
Loss on extinguishment of debt	61	14,600	—
Other non-cash charges (included in other income and expenses, net)	471	1,703	603

Total segment income	$182,577	$180,279	$158,056

Net income (loss) for the Imaging and Radiation Oncology segments does not include charges for interest expense, net of interest income, income taxes or certain selling, general and administrative expenses. These costs are charged against the Corporate/Other segment. The following table summarizes the Company’s net income (loss) by segment:

	Year Ended December 31,
	2008	2009	2010
Net income (loss)
Imaging	$106,015	$92,281	$58,096
Radiation Oncology	2,943	3,715	(25,023)
Corporate/Other	(92,435)	(95,515)	(65,726)

Total	$16,523	$481	$(32,653)

The year ended December 31, 2010 included impairment charges in the Imaging and Radiation Oncology segments of $13,259 and $28,836, respectively. For more information please refer to Note 6 of the Notes to the Consolidated Financial Statements.

The following table summarizes the Company’s identifiable assets by segment:

	As of December 31, 2009	As of December 31, 2010
Identifiable assets
Imaging	$636,780	$598,946
Radiation Oncology	82,246	74,546
Corporate/Other	168,810	142,709

Total	$887,836	$816,201

The following table summarizes the Company’s goodwill by segment:

	As of December 31, 2009	As of December 31, 2010
Goodwill
Imaging	$178,432	$192,628
Radiation Oncology	15,811	498
Corporate/Other	—	—

Total	$194,243	$193,126

The increase in goodwill in the Imaging segment was primarily due to the acquisitions completed in the second quarter of 2010. The decrease in goodwill in the Radiation Oncology segment was due to the impairment charges in the fourth quarter of 2010. For more information please refer to Notes 2 and 6 of the Notes to the Consolidated Financial Statements.

Capital expenditures in the Imaging segment and the Radiation Oncology segment were $54,799 and $9,723, respectively, for the year ended December 31, 2010, and $70,087 and $3,743, respectively, for the year ended December 31, 2009.

18. Quarterly Financial Data (Unaudited)

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

	Quarter Ended
	Mar. 31, 2009	Jun. 30, 2009	Sep. 30, 2009	Dec. 31, 2009
Revenues	$131,788	$130,016	$124,227	$119,482
Cost of revenues, excluding depreciation and amortization	68,879	67,666	65,515	68,321
Income (loss) before income taxes, earnings from unconsolidated investees and noncontrolling interest	7,556	6,984	4,598	(19,116)
Net income (loss)	4,982	4,760	3,805	(10,002)
Net income (loss) attributable to Alliance HealthCare Services, Inc.	4,328	4,167	3,022	(11,036)
Earnings (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.08	$0.08	$0.06	$(0.21)
Diluted	$0.08	$0.08	$0.06	$(0.21)

	Quarter Ended
	Mar. 31, 2010	Jun. 30, 2010	Sep. 30, 2010	Dec. 31, 2010
Revenues	$118,661	$121,407	$121,090	$117,697
Cost of revenues, excluding depreciation and amortization	65,226	65,181	66,304	68,014
(Loss) income before income taxes, earnings from unconsolidated investees and noncontrolling interest	(2,936)	163	(1,821)	(49,295)
Net (loss) income	(1,416)	1,307	(100)	(28,554)
Net (loss) income attributable to Alliance HealthCare Services, Inc.	(2,163)	80	(980)	(29,590)
(Loss) earnings per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(0.04)	$0.00	$(0.02)	$(0.56)
Diluted	$(0.04)	$0.00	$(0.02)	$(0.56)

The Company experiences seasonality in the revenues and margins generated for its services. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue is affected primarily by fewer calendar days and inclement weather, typically resulting in fewer patients being scanned or treated during the period. Fourth quarter revenues are affected by holiday and client and patient vacation schedules, resulting in fewer scans or treatments during the period. The variability in margins is higher than the variability in revenues due to the fixed nature of our costs. The Company also experiences fluctuations in the revenues and margins generated due to acquisition activity and general economic conditions, including recession or economic slowdown. For information regarding impairment charges recorded in the fourth quarter of 2010, see Note 6 of the Notes to the Consolidated Financial Statements.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. Our internal control over financial reporting as of December 31, 2010, has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their report which is included herein.

Paul S. Viviano, Chairman of the Board and Chief Executive Officer

Howard K. Aihara, Executive Vice President and Chief Financial Officer

March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alliance HealthCare Services, Inc.

Newport Beach, California

We have audited the internal control over financial reporting of Alliance HealthCare Services, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Alliance HealthCare Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the consolidated financial statement schedule as of and for the year ended December 31, 2010 of the Company, and our report dated March 14, 2011, expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 14, 2011

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K, other than that relating to identification of our executive officers, will be included in our 2011 definitive proxy statement and is incorporated herein by reference. The information required by Item 10 of Form 10-K relating to identification of our executive officers is incorporated by reference from Item 1 of this Form 10-K.

Item 11.	Executive Compensation.

The information required by Item 11 of Form 10-K will be included in our 2011 definitive proxy statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K with respect to security ownership of certain beneficial owners and management will be included in our 2011 definitive proxy statement and is incorporated herein by reference.

The information required by Item 12 of Form 10-K with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from Item 4 of Part II of this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K will be included in our 2011 definitive proxy statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K will be included in our 2011 definitive proxy statement and is incorporated herein by reference.

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

The following Financial Statement Schedule for the years ended December 31, 2010, 2009 and 2008 is set forth on page 119 of this report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes for the years ended December 31, 2010, 2009 and 2008.

3.	Index to Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Alliance.(3)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Alliance.(11)

3.3	Amended and Restated By-laws of Alliance.(3)

3.4	Certain Amended and Restated Provisions of the By-laws of Alliance.(10)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(3)

4.2	Indenture, including the form of Note, dated as of December 1, 2009, with respect to the 8% Senior Notes due 2016, between Alliance HealthCare Services, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.(15)

10.1*	The 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(14)

10.2*	Form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(1)

10.3*	Alliance Directors’ Deferred Compensation Plan, as amended and restated.(10)

10.4*	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(4)

10.5*	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(4)

10.6	Form of Stockholder’s Agreement.(1)

10.7*	Form of Indemnification Agreement.(2)

10.8*	Amended and Restated Employment Agreement dated as of May 9, 2005 between Alliance and Paul S. Viviano.(5)

10.9*	Amended and Restated Agreement Not to Compete dated as of May 9, 2005 between Alliance and Paul S. Viviano.(5)

Exhibit No.	Description

10.10*	Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara.(6)

10.11*	Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara.(6)

10.12*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(7)

10.13*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Directors) under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(10)

10.14*	Form of Stock Bonus Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(7)

10.15	Governance and Standstill Agreement, dated as of March 16, 2007, among Alliance Imaging, Inc., OCM Principal Opportunities Fund IV, LP., and MTS Health Investors II, L.P.(8)

10.16*	Form of Executive Severance Agreement(8)

10.17*	Amendment of Employment Agreement, dated as of April 16, 2007, between Paul S. Viviano and Alliance Imaging, Inc.(9)

10.18*	Amendment of Employment Agreement, dated as of April 16, 2007, between Howard K. Aihara and Alliance Imaging, Inc.(9)

10.19*	New form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(12)

10.20*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated (For Director Awards Only).(13)

10.21*	Amendment to the Alliance Imaging, Inc. Directors’ Deferred Compensation Plan, as amended and restated.(13)

10.22*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Paul S. Viviano and Alliance Imaging, Inc.(13)

10.23*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Howard K. Aihara and Alliance Imaging, Inc.(13)

10.24*	Form of Amendment of Executive Severance Agreement(13)

10.25	Credit Agreement, dated as of December 1, 2009, among Alliance HealthCare Services, Inc., the financial institutions listed on the signature pages thereof and Deutsche Bank Trust Company Americas, as administrative agent for the lenders.(15)

10.26*	Schedule of 2011 Executive Officer Compensation(16)

10.27*	Schedule of Non-Employee Director Compensation(16)

21.1	Subsidiaries of the Registrant(7)

23.1	Consent of Independent Registered Public Accounting Firm(16)

23.2	Consent of Independent Registered Public Accounting Firm(16)

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(16)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(16)

99.1	Alliance-HNI, L.L.C. and Subsidiaries Consolidated Financial Statements as of December 31, 2010 and 2009 and for the Years Ended December 31, 2010, 2009, and 2008, and Report of Independent Registered Public Accounting Firm(16)

(1)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-4, No. 333-60682, as amended.
(2)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1, No. 333-64322, as amended.
(3)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 001-16609).
(4)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-16609).
(5)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-16609).
(6)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-16609).
(7)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-16609).
(8)	Incorporated by reference to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated March 16, 2007 (File No. 001-16609)
(9)	Incorporated by reference to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated April 16, 2007 (File No. 001-16609)
(10)	Incorporated by reference to exhibits filed in response to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 14, 2007 (File No. 001-16609)
(11)	Incorporated by reference to exhibits filed in response to Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated February 17, 2009 (File No. 001-16609)
(12)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16609)
(13)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-16609)
(14)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-16609).
(15)	Incorporated by reference herein to the indicated Exhibit response in Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 4, 2009 (File No. 001-16609)
(16)	Filed herewith
†	Portions of this Exhibit have been redacted due to a request for confidential treatment.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE HEALTHCARE SERVICES, INC.

March 14, 2011	By:	/s/ PAUL S. VIVIANO
Paul S. Viviano
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2011.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eli H. Glovinsky and Paul S. Viviano, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title

/S/ PAUL S. VIVIANO Paul S. Viviano	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ HOWARD K. AIHARA Howard K. Aihara	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ NICHOLAS A. POAN Nicholas A. Poan	Senior Vice President, Corporate Finance and Chief Accounting Officer (Principal Accounting Officer)

/S/ NEIL F. DIMICK Neil F. Dimick	Director

/S/ MICHAEL P. HARMON Michael P. Harmon	Director

/S/ LARRY C. BUCKELEW Larry C. Buckelew	Director

/S/ AARON A. BENDIKSON Aaron A. Bendikson	Director

/S/ CURTIS S. LANE Curtis S. Lane	Director

/S/ EDWARD L. SAMEK Edward L. Samek	Director

ALLIANCE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions (Bad Debt Write-offs, net of Recoveries)	Balance at End of Period
Year ended December 31, 2010
Allowance for Doubtful Accounts	$8,930	$1,343	$(3,822)	$6,451

Year ended December 31, 2009
Allowance for Doubtful Accounts	$9,178	$2,387	$(2,635)	$8,930

Year ended December 31, 2008
Allowance for Doubtful Accounts	$8,475	$4,282	$(3,579)	$9,178