Form 10-Q
period 2011-03-31
Alliance HealthCare Services, Inc
filed 2011-05-05
CIK 817135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2011:

Common Stock, $.01 par value, 53,211,785 shares

ALLIANCE HEALTHCARE SERVICES, INC.

FORM 10-Q

March 31, 2011

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	December 31, 2010	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$97,162	$101,869
Accounts receivable, net of allowance for doubtful accounts	62,956	68,633
Deferred income taxes	7,344	7,344
Prepaid expenses	9,802	8,706
Other receivables	3,594	4,432

Total current assets	180,858	190,984

Equipment, at cost	902,829	909,638
Less accumulated depreciation	(591,145)	(610,376)

Equipment, net	311,684	299,262

Goodwill	193,126	193,126
Other intangible assets, net	94,622	91,296
Deferred financing costs, net	14,883	14,341
Other assets	21,028	24,106

Total assets	$816,201	$813,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,541	$16,012
Accrued compensation and related expenses	17,061	16,274
Accrued interest payable	5,812	9,036
Other accrued liabilities	37,138	35,911
Current portion of long-term debt	9,709	9,321

Total current liabilities	85,261	86,554

Long-term debt, net of current portion	455,747	453,888
Senior notes	187,809	187,882
Other liabilities	1,229	1,032
Deferred income taxes	72,496	71,159

Total liabilities	802,542	800,515

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock	525	525
Treasury stock	(2,551)	(2,551)
Additional paid-in capital	16,062	17,465
Accumulated comprehensive loss	(669)	(622)
Accumulated deficit	(11,176)	(13,579)

Total stockholders’ equity attributable to Alliance HealthCare Services, Inc.	2,191	1,238
Noncontrolling interest	11,468	11,362

Total stockholders’ equity	13,659	12,600

Total liabilities and stockholders’ equity	$816,201	$813,115

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Quarter Ended March 31,
	2010	2011
Revenues	$118,661	$118,428

Costs and expenses:
Cost of revenues, excluding depreciation and amortization	65,226	67,366
Selling, general and administrative expenses	16,117	17,058
Transaction costs	351	372
Severance and related costs	462	464
Depreciation expense	23,691	22,052
Amortization expense	2,806	3,326
Interest expense and other, net	13,304	11,735
Other (income) and expense, net	(360)	(63)

Total costs and expenses	121,597	122,310

Loss before income taxes, earnings from unconsolidated investees, and noncontrolling interest	(2,936)	(3,882)
Income tax benefit	(613)	(1,343)
Earnings from unconsolidated investees	(907)	(989)

Net loss	(1,416)	(1,550)
Less: Net income attributable to noncontrolling interest	(747)	(853)

Net loss attributable to Alliance HealthCare Services, Inc.	$(2,163)	$(2,403)

Comprehensive loss, net of taxes:
Net loss attributable to Alliance HealthCare Services, Inc.	$(2,163)	$(2,403)
Unrealized gain on hedging transactions, net of taxes	495	47

Comprehensive loss, net of taxes:	$(1,668)	$(2,356)

Loss per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(0.04)	$(0.05)

Diluted	$(0.04)	$(0.05)

Weighted average number of shares of common stock and common stock equivalents:
Basic	52,755	52,997
Diluted	52,755	52,997

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Quarter Ended March 31,
	2010	2011
Operating activities:
Net loss	$(1,416)	$(1,550)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	(141)	264
Share-based payment	1,520	1,406
Depreciation and amortization	26,497	25,378
Amortization of deferred financing costs	645	705
Accretion of discount on long-term debt	378	393
Adjustment of derivatives to fair value	(578)	24
Distributions greater than (less than) undistributed earnings from investees	513	(820)
Deferred income taxes	(772)	(1,439)
Gain on sale of assets	(360)	(64)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	421	(5,941)
Prepaid expenses	351	1,104
Other receivables	726	(838)
Other assets	201	(913)
Accounts payable	(4,788)	10
Accrued compensation and related expenses	727	(787)
Accrued interest payable	5,806	3,224
Income taxes payable	50	29
Other accrued liabilities	871	(707)

Net cash provided by operating activities	30,651	19,478

Investing activities:
Equipment purchases	(20,205)	(9,913)
Decrease (increase) in deposits on equipment	553	(1,384)
Proceeds from sale of assets	772	176

Net cash used in investing activities	(18,880)	(11,121)

Financing activities:
Principal payments on equipment debt	(1,856)	(1,417)
Proceeds from equipment debt	358	—
Principal payments on term loan facility	(1,150)	(1,150)
Principal payments on senior subordinated notes	(5,582)	—
Payments of debt issuance costs	(153)	(163)
Noncontrolling interest in subsidiaries	(1,150)	(959)
Proceeds from shared-based payment arrangements	75	39

Net cash used in financing activities	(9,458)	(3,650)

Net increase in cash and cash equivalents	2,313	4,707
Cash and cash equivalents, beginning of period	111,884	97,162

Cash and cash equivalents, end of period	$114,197	$101,869

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(in thousands)

	Quarter Ended March 31,
	2010	2011
Supplemental disclosure of cash flow information:
Interest paid	$5,591	$7,449
Income taxes paid, net of refunds	67	31

Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$52	$—
Comprehensive gain from hedging transactions, net of taxes	495	47
Equipment purchases in accounts payable	1,217	690

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates

Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance HealthCare Services, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2010.

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

2. Transactions

In the second quarter of 2010, the Company purchased a majority of the outstanding membership interests of Radiology 24/7, LLC (“RAD 24/7”), a teleradiology services company, which provides primarily final, subspecialty professional radiology interpretation services and outsourced staffing services for magnetic resonance imaging (“MRI”), position emission tomography/computed tomography (“PET/CT”), computed tomography (“CT”), mammography, X-Ray and other imaging modalities and also preliminary radiology interpretation services nationwide. The purchase price consisted of $8,860 in cash, $3,775 in contingent payments, and $659 in assumed liabilities. The Company financed this acquisition using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $9,883 and acquired intangible assets of $8,000, of which $6,450 was assigned to customer relationships, which are being amortized over ten years, and $1,450 was assigned to trademarks, which are being amortized over seven years. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $3,775 for contingent payments due upon the achievement of certain revenue targets, which is expected to be resolved over the two years following the acquisition date. All contingent payments were recorded at fair value at the acquisition date. The fair value of noncontrolling interest related to this transaction was $5,036 as of the acquisition date. The year ended December 31, 2010 included nine months of operations from this acquisition. During the quarter ended March 31, 2011, the Company recognized $167 in earnings related to decreasing the estimated value of contingent consideration.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

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

In the third quarter of 2010, the Company purchased certain assets from Arkansas Cancer Center, P.A., located in Pine Bluff, Arkansas (“Pine Bluff”). This is the Company’s third Arkansas-based radiation therapy facility. The purchase price consisted of $9,489 in cash, $427 in contingent payments and $6 in assumed liabilities. The Company financed this acquisition using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $4,098 and acquired intangible assets of $5,250, of which $3,800 was assigned to the physician referral network, which is being amortized over 10 years, $1,000 was assigned to trademarks, which are being amortized over 10 years, $350 was assigned to a professional services agreement, which is being amortized over nine years and $100 was assigned to the non-compete agreement, which is being amortized over nine years. The intangible assets were recorded at fair value at the acquisition date. The acquisition included a one-third interest in a joint venture which was recorded at a fair value of $250 at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $427 for contingent payments due upon the resolution of certain claims, which are expected to be resolved over the year following the acquisition date. All contingent payments were recorded at fair value at the acquisition date. The year ended December 31, 2010 included six months of operations from this acquisition. During the quarter ended March 31, 2011, the Company recognized $35 in earnings related to increasing the estimated value of contingent consideration.

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

3. Share-Based Payment

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation—Stock Compensation,” in the fiscal year beginning January 1, 2006, using the modified prospective application transition method. Under ASC 718, the Company records in its consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after January 1, 2006 under the provisions of ASC 718 and (ii) compensation cost for the unvested portion of options granted prior to January 1, 2006 over their remaining vesting periods using the amounts previously measured under ASC 718 for pro forma disclosure purposes.

The Company has elected to follow the alternative transition method as described in ASC 718 for computing its beginning additional paid-in capital pool. In addition, the Company treats the tax deductions from stock options as being realized when they reduce taxes payable in accordance with the principles and timing under the relevant tax law.

Stock Option Plans and Awards

In November 1999, the Company adopted an employee stock option plan (the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 6,325,000 shares of the Company’s common stock became available for grant. On May 30, 2007, the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 8,025,000 shares. On May 27, 2009, the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 11,025,000 shares. As of March 31, 2011, a total of 1,913,341 shares were available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant, except as noted below. All options have 10-year terms. Options granted after January 1, 2008 are time options which vest 25% each year, over four years. For options granted prior to

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

January 1, 2008, initial stock option grants were comprised 50% of “time options” and 50% of “performance options.” The time options have a five-year vesting schedule, vesting 20% per year. The performance options cliff vest after eight years; however, in the event certain operating performance targets are met, up to 20% of the performance options may vest each year, accelerating the vesting period up to five years. During the three months ended March 31, 2011 and the year ended December 31, 2010, there were no options in which vesting was accelerated. Prior to January 1, 2008, subsequent stock options granted under the 1999 Equity Plan to employees were always time options which vest 5% in the first year, 20% in the second year and 25% in years three through five.

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

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Quarter Ended March 31,
	2010	2011
Risk free interest rate	3.12%	2.19%
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	49.6%	49.8%
Average expected life (in years)	6.25	5.50

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

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,930,925	$6.61
Granted	5,000	4.24
Exercised	(9,400)	4.19
Canceled	(48,500)	6.53

Outstanding at March 31, 2011	4,878,025	$6.61	5.24	$306

Vested and expected to vest in the future at March 31, 2011	4,679,695	$6.60	5.17	$298
Exercisable at March 31, 2011	3,600,658	$6.59	4.34	$254

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

The weighted average grant date fair value of options granted during the quarters ended March 31, 2010 and 2011 was $2.95 per share and $2.01 per share, respectively. The total intrinsic value of options exercised during each of the quarters ended March 31, 2010 and 2011 was $1. The total cash received from employees as a result of stock option exercises was $75 and $39 for the quarters ended March 31, 2010 and 2011, respectively.

The following table summarizes the Company’s unvested stock option activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	1,888,767	$3.76
Granted	5,000	2.01
Vested	(579,900)	3.83
Canceled	(36,500)	3.23

Unvested at March 31, 2011	1,277,367	$3.73

At March 31, 2011, the total unrecognized fair value share-based payment related to unvested stock options granted to both employees and non-employees was $3,380, which is expected to be recognized over a remaining weighted-average period of 1.99 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations. The total fair value of shares vested during the quarters ended March 31, 2010 and 2011 was $2,420, and $2,221, respectively.

Restricted Stock Awards

The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2009, the Company granted 310,000 restricted stock awards (“awards”) to certain employees and 20,000 awards to non-employees of the Company. During 2010, the Company granted 913,000 awards to certain employees of the Company. These awards cliff vest after one to five years provided that the employee remains continuously employed and the non-employee continues service through the issuance date. During the first quarter of 2011, the Company granted 29,432 awards to certain employees of the Company. Of the awards granted in 2011, 24,432 of these awards cliff vest after one year provided that the employee remains continuously employed through the issuance date and 5,000 of these awards cliff vest after one year provided that the employee meets certain performance criteria and remains continuously employed through the issuance date. The Company grants restricted stock awards to three non-employee directors of the Company who are unaffiliated with Oaktree Capital Management, LLC (“Oaktree”) and MTS Health Investors, LLC (“MTS”) (“unaffiliated directors”). These awards to unaffiliated directors cliff vest after one year based on the unaffiliated directors’ continued service with the Company through that date. During the years ended December 31, 2009 and 2010, the Company granted restricted stock awards of 41,016 and 60,789, respectively, to unaffiliated directors. During the year ended December 31, 2009, 4,558 of these shares vested due to a change in one of the unaffiliated directors in May 2009. For the quarters ended March 31, 2010 and 2011, the Company recorded share-based payment related to restricted stock awards of $740 and $665, respectively. The weighted-average grant date fair value of restricted stock awards granted during the quarters ended March 31, 2010 and 2011 was $5.71 and $4.24 per share, respectively.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table summarizes the Company’s unvested restricted stock activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	1,395,789	$5.80
Granted	29,432	4.24
Vested	(5,000)	9.26
Canceled	(20,000)	5.71

Unvested at March 31, 2011	1,400,221	$5.76

At March 31, 2011, the total unrecognized fair value share-based payment related to restricted stock awards granted to employees was $4,131, which is expected to be recognized over a remaining weighted-average period of 1.63 years. At March 31, 2011, the total unrecognized fair value share-based payment related to the restricted stock awards granted to unaffiliated directors was $180, which is expected to be recognized over a remaining weighted-average period of 0.75 years. The unaffiliated directors will each receive a restricted stock award on December 31, 2011 and each December 31 thereafter (the “Grant Date”) of the number of shares of common stock having a value equal to $80, rounded down to the nearest whole share, and calculated using the average share price of the Company’s stock over the fifteen-day period preceding the Grant Date. Such restricted stock awards will fully vest one year after the Grant Date based on the continued service of the non-employee director through the vesting date. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations.

4. Recent Accounting Pronouncements

Fair Value of Financial Instruments Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), amends ASC 820, “Fair Value Measurements and Disclosures,” to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715, “Compensation—Retirement Benefits,” to require that disclosures be provided by classes of assets instead of by major categories of assets. ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the provisions of ASU 2010-06 on January 1, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s results of operations, cash flows or financial position.

Insurance Claims and Recoveries ASU No. 2010-24, “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), clarifies that health care entities should not net insurance recoveries against related claim liability unless otherwise allowed under generally accepted accounting principles. Further, such entities should determine the claim liability without considering insurance recoveries. It was determined a cumulative-effect adjustment should be recognized in opening retained earnings in the period of adoption if a difference exists between any liabilities and insurance receivables recorded as a result of applying these amendments. These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The Company adopted the provisions of ASU 2010-24 on January 1, 2011. The adoption of ASU 2010-24 did not have a material impact on the Company’s results of operations, cash flows, or financial position.

Business Combinations ASU No. 2010-29, “Business Combinations, Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”) provides clarification regarding pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose only revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company adopted the provisions of ASU 2010-29 on January 1, 2011. The adoption of ASU 2010-29 did not have a material impact on the Company’s results of operations, cash flows, or financial position.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

5. Fair Value of Financial Instruments

The Company used the following methods and assumptions in estimating fair value disclosure for financial instruments:

Cash and cash equivalents The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.

Debt The fair value of the Company’s fixed-rate debt was based on open bid/ask quotations of those notes at December 31, 2010 and March 31, 2011. The carrying amount of variable-rate borrowings at March 31, 2011 approximates fair value estimated based on current market rates and credit spreads for similar debt instruments.

Derivative instruments Fair value was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2010		March 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$97,162	$97,162	$101,869	$101,869
Fixed-rate debt	187,809	177,650	187,882	188,841
Variable-rate debt	447,549	447,549	446,720	446,720
Derivative instruments—asset position	544	544	393	393
Derivative instruments—liability position	226	226	—	—

The Company adopted ASC 825, “Financial Instruments,” on January 1, 2008. ASC 825 applies to all assets and liabilities that are being measured and reported at fair value on a recurring basis. ASC 825 requires disclosure that establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 825 pricing levels as of March 31, 2011:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$101,869	$101,869	$—	$—
Interest rate contracts—asset position	393	—	393	—

The following table summarizes the Company’s fair value measurements of derivative instruments using significant unobservable inputs (Level 3):

Balance as of December 31, 2010	$24
Total gains or losses (realized/unrealized)
Included in earnings	(39)
Included in other comprehensive income	15

Balance as of March 31, 2011	$—

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

The Company’s derivative instruments are primarily pay-fixed, receive-variable interest rate swaps and caps based on London InterBank Offered Rate (“LIBOR”) swap rate. The Company has elected to use the income approach to value these derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for interest rate swap and cap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates at commonly quoted intervals and implied volatilities for options). The Company has identified both a public and a private data source for use in valuing the Department of Energy (“DOE”) diesel fuel swap. There appears to be a material difference in the pricing for diesel fuel contracts traded on NYMEX and the pricing that brokers make available to retail clients hedging changes in the DOE average national diesel fuel price as executed by the Company. As a result the Company has elected to use broker data available from its counterparty and informally corroborated by a second broker to fair value the diesel fuel swap. The March 31, 2011 over-the-counter forward rates were compared to the fixed rates executed by the Company for each forward date. The loss on each forward date was then present valued at LIBOR plus a credit spread of 3.5%. Mid-market pricing is used as a practical expedient for fair value measurements. ASC 820 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness and the Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments. For additional information please see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

6. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance at January 1, 2010	$194,243
Goodwill acquired during the period	18,242
Cumulative impairment charges	(19,902)
Adjustments to goodwill during the period	543

Balance at December 31, 2010	193,126
Goodwill acquired during the period	—
Adjustments to goodwill during the period	—

Balance at March 31, 2011	$193,126

Intangible assets consisted of the following:

	December 31, 2010			March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$101,297	$(50,417)	$50,880	$101,297	$(52,784)	$48,513
Other	22,059	(12,494)	9,565	22,059	(13,453)	8,606

Total amortizing intangible assets	$123,356	$(62,911)	$60,445	$123,356	$(66,237)	$57,119

Intangible assets not subject to amortization			34,177			34,177

Total other intangible assets			$94,622			$91,296

In accordance with ASC 350, “Intangibles—Goodwill and Other,” the Company has selected to perform an annual impairment test for goodwill and indefinite life intangible assets based on the financial information as of September 30, or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company compares the fair value of its reporting units to its carrying amount to determine if there is potential impairment. The fair value of the reporting unit is determined by an income approach and a market capitalization approach. Significant management judgment is required in the forecasts of future operating results that are used in the income approach. The estimates that the Company has used are consistent with the plans and estimates that it uses to manage its business. The Company bases its fair value estimates on forecasted revenue and operating costs which include a number of factors including, but not limited to, securing new customers, retention of existing customers, growth in imaging and radiation oncology revenues and the impact of continued cost savings initiatives. However, it is possible that plans and estimates may change. The Company recognized a goodwill impairment charge of $19,902 in the Radiation Oncology segment in 2010. In 2010, in accordance with ASC 360, certain intangible assets acquired in 2007 and 2009 were determined to be impaired, and the Company recorded a charge of $16,121 in order to record these assets at fair value. No triggering events occurred during the fourth quarter of 2010 or the first quarter of 2011 which required additional impairment testing based on financial information as of December 31, 2010 or March 31, 2011, respectively. In the first quarter of 2011, the Company concluded that no impairment was present in its intangible assets.

The Company uses the estimated useful life to amortize customer contracts, which is a weighted-average of 11 years. Other intangible assets subject to amortization are estimated to have a weighted-average useful life of five years. Amortization expense for intangible assets subject to amortization was $2,806 and $3,326 for the quarters ended March 31, 2010 and 2011, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2011	$12,451
2012	10,823
2013	7,996
2014	6,373
2015	5,640
2016	4,613

7. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31, 2010	March 31, 2011
Accrued systems rental and maintenance costs	$2,803	$2,266
Accrued site rental fees	1,175	1,536
Accrued property and sales taxes payable	15,220	15,178
Accrued self-insurance expense	4,992	4,980
Other accrued expenses	9,459	8,594
Accrued contingent payments	3,489	3,357

Total	$37,138	$35,911

8. Long-Term Debt and Senior Subordinated Credit Facility

Long-term debt consisted of the following:

	December 31, 2010	March 31, 2011
Term loan facility	$455,400	$454,250
Discount on term loan facility of 5.88%	(7,851)	(7,530)
Senior notes	190,000	190,000
Discount on senior notes of 8.25%	(2,191)	(2,118)
Equipment debt	17,907	16,489

Long-term debt, including current portion	653,265	651,091
Less current portion	9,709	9,321

Long-term debt	$643,556	$641,770

9. Derivatives

The Company accounts for derivative instruments and hedging activities in accordance with the provisions of ASC 815, “Derivatives and Hedging.” Management generally designates derivatives in a hedge relationship with the identified exposure on the date the Company enters into a derivative contract, as disclosed below. The Company has only executed derivative instruments that are economic hedges of exposures that can qualify in hedge relationships under ASC 815. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally assesses

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, then measures and records ineffectiveness. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) because it is probable that the forecasted transaction will not occur, or (iv) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company’s derivatives are recorded on the balance sheet at their fair value. For additional information please see Note 5 of the Notes to the Condensed Consolidated Financial Statements. For derivatives accounted for as cash flow hedges, any effective unrealized gains or losses on fair value are included in comprehensive income (loss), net of tax, and any ineffective gains or losses are recognized in income immediately. Amounts recorded in comprehensive income (loss) are reclassified to earnings when the hedged item impacts earnings.

Cash Flow Hedges

Interest Rate Cash Flow Hedges

The Company has entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the quarters ended March 31, 2010 and 2011, the Company had interest rate swap and cap agreements to hedge approximately $242,719 and $150,000 of its variable rate bank debt, respectively, or 36.8% and 23.0% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $133 from accumulated other comprehensive loss to interest expense and other, net.

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

On September 15, 2008, Lehman Brothers Holdings, Inc. (“LHI”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. On October 6, 2008, Lehman Commercial Paper, Inc. (“LCPI”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. One of the Company’s 2008 swaps with a notional amount of $92,719 was with LCPI (the “Lehman Swap”). As of September 12, 2008, hedge accounting was terminated and all further changes in the fair market value of this swap were recorded in interest expense and other, net. Comprehensive income (loss) related to effective unrealized gains or losses on the fair value of the swap through September 12, 2008 remained in accumulated comprehensive income (loss) on the balance sheet and were amortized into interest expense and other, net through the first quarter of 2011, as the underlying interest payments are recognized in earnings. The swap was valued using the income approach with observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount.

During the first quarter of 2009, the Company replaced the Lehman Swap with an interest rate swap agreement which had a notional amount of $92,719 (the “2009 Swap Replacement”) that had been designated as a cash flow hedge of variable future cash flows associated with a portion of the Company’s long-term debt. Under the terms of this agreement, which matured in January 2011, the Company received three-month LIBOR and paid a fixed rate of 3.15%. The net effect of the hedge was to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%.

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

The Company elected to terminate one of the 2008 swaps and the New 2009 Swap in December 2009 in connection with entering into and completing various debt related transactions in order to expand its borrowing capacity and extend the maturity of its debt (the “Refinance Transaction”) on December 1, 2009. As a result of the Refinance Transaction, the Company de-designated the 2008 swap, the 2009 Swap Replacement and the New 2009 Swap and hedge accounting was terminated

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

and all further changes in the fair market value of these swaps are being recorded in interest expense and other, net. Comprehensive income (loss) related to effective unrealized gains or losses on the fair value of these swaps through September 30, 2009 remain in accumulated comprehensive income (loss) on the balance sheet and will be amortized into interest expense and other, net as the underlying interest payments are recognized in earnings. These swaps were valued using the income approach with observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount.

In the first quarter of 2010, the Company entered into one interest rate swap agreement (the “2010 Swap”) and three interest rate cap agreements, in accordance with Company policy, in order to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The 2010 Swap, which matured in January 2011, had a notional amount of $92,719 and synthetically unwound the effects of the 2009 Swap Replacement. The interest rate cap agreements, which mature in February 2014, have a total notional amount of $150,000 and were designated as cash flow hedges of future cash interest payments associated with a portion of the Company’s variable rate bank debt. Under these arrangements, the Company has purchased a cap on LIBOR at 4.50%. The Company paid $1,537 to enter into the caps, which is being amortized through interest expense and other, net over the life of the agreements.

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

During the first quarter of 2010, the Company entered into a diesel fuel swap agreement which had a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with the Company purchasing diesel fuel for its mobile fleet. Under the terms of this agreement, which matured in February 2011, the Company received the DOE published monthly average price per gallon and paid a fixed rate of three dollars and twenty-five cents per gallon. The Company designated this swap as a cash flow hedge of future cash flows associated with its diesel fuel payments. The Company recorded effective changes in the fair value of the swap through comprehensive income (loss) and reclassified gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel was purchased.

During the second quarter of 2011, the Company entered into a diesel fuel swap agreement which has a notional quantity of 450,000 gallons, or 37,500 gallons per month, to hedge future cash payments associated with the Company purchasing diesel fuel for its mobile fleet. Under the terms of this agreement, which matures in April 2012, the Company receives the DOE published monthly average price per gallon and pays a fixed rate of four dollars and thirty-one cents per gallon. The Company designated this swap as a cash flow hedge of future cash flows associated with its diesel fuel payments.

Quantitative information about the Company’s derivatives’ impact on performance and operations is provided below:

	Asset Derivatives as of March 31, 2011
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$393

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

The Effect of Designated Derivative Instruments on the Statement of Operations

For the Three Months Ended March 31, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(250)	Interest expense and other, net	$(1,225)	Interest expense and other, net	$—
Diesel fuel swap	(129)	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	(6)	Other (income) and expense, net	(1)

Total	$(379)		$(1,231)		$(1)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations

For the Three Months Ended March 31, 2010

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(321)

The Effect of Designated Derivative Instruments on the Statement of Operations

For the Three Months Ended March 31, 2011

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(97)	Interest expense and other, net	$(219)	Interest expense and other, net	$—
Diesel fuel swap	15	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	39	Other (income) and expense, net	(1)

Total	$(82)		$(180)		$(1)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations

For the Three Months Ended March 31, 2011

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(57)

10. Income Taxes

For the quarters ended March 31, 2010 and 2011, the Company recorded an income tax benefit of $613 and $1,343, or 22.1% and 35.9%, respectively, as a result of the Company’s effective tax rates applied to pretax loss. The Company’s effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

As of March 31, 2011, the Company has provided a liability for $928 of unrecognized tax benefits related to various federal and state income tax matters. The tax effected amount that would reduce the Company’s effective income tax rate if recognized is $456.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2011, the Company had approximately $104 in accrued interest and penalties related to unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2007 through 2010. The Company’s and its subsidiaries’ state income tax returns are open to audit under the applicable statutes of limitations for the years ended December 31, 2006 through 2010. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table sets forth the computation of basic and diluted earnings (loss) per share (amounts in thousands, except per share amounts):

	Quarter Ended March 31,
	2010	2011
Numerator:
Net loss attributable to Alliance
HealthCare Services, Inc.	$(2,163)	$(2,403)

Denominator:
Weighted-average shares-basic	52,755	52,997
Effect of dilutive securities:
Employee stock options	—	—

Weighted-average shares-diluted	52,755	52,997

Loss per common share attributable to
Alliance HealthCare Services, Inc.:
Basic	$(0.04)	$(0.05)

Diluted	$(0.04)	$(0.05)

Stock options excluded from the computation of diluted per share amounts:
Weighted- average shares for which the exercise price exceeds average market price of common stock	4,247	4,564
Average exercise price per share that exceeds average market price of common stock	$7.21	$6.81

12. Commitments and Contingencies

The Company has applied the disclosure provisions of ASC 460, “Guarantees,” to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by ASC 440, “Commitments,” and ASC 450, “Contingencies,” by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the Company is the guarantor or indemnifies a party.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At March 31, 2011, the Company has determined that no liability is necessary related to these guarantees and indemnities.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

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

13. Related-Party Transactions

On April 16, 2007, Oaktree and MTS purchased 24,501,505 shares of the Company’s common stock. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. At March 31, 2011, Oaktree and MTS owned in the aggregate approximately 51.3% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.

Revenues from management agreements with unconsolidated equity investees were $3,382 and $2,972 during the first quarters of 2010 and 2011, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which are included in the management agreement revenue, who reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as costs of revenues and the reimbursement as revenue in its condensed consolidated statements of operations. For the quarters ended March 31, 2010 and 2011, the amounts of the revenues and expenses were $2,451 and $2,291, respectively.

14. Investments in Unconsolidated Investees

The Company has direct ownership in six unconsolidated investees at March 31, 2011. The Company owns between 33.3% and 50% of these investees, and provides management services under agreements with four of these investees, expiring at various dates through 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Set forth below is certain financial data for Alliance-HNI, LLC and Subsidiaries, one of the Company’s unconsolidated investees:

	December 31, 2010	March 31, 2011
Balance Sheet Data:
Current assets	$5,171	$5,606
Noncurrent assets	11,945	11,391
Current liabilities	4,587	3,837
Noncurrent liabilities	3,448	2,785

	Quarter Ended March 31,
	2010	2011
Combined Operating Results:
Revenues	$4,905	$4,482
Expenses	3,168	2,864
Net income	1,737	1,618
Earnings from unconsolidated investee	870	799

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Set forth below is certain financial data for the aggregate of the Company’s unconsolidated investees, including Alliance-HNI, LLC and Subsidiaries:

	December 31, 2010	March 31, 2011
Balance Sheet Data:
Current assets	$7,391	$7,336
Noncurrent assets	18,989	15,607
Current liabilities	6,076	4,028
Noncurrent liabilities	4,546	2,785

	Quarter Ended March 31,
	2010	2011
Combined Operating Results:
Revenues	$6,899	$5,773
Expenses	5,162	3,741
Net income	1,737	2,032
Earnings from unconsolidated investees	907	989

15. Stockholders’ Equity

The following table summarizes consolidated stockholders’ equity, including noncontrolling interest.

								Stockholders’ Equity Attributable to
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Alliance HealthCare Services, Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2011	52,979,953	$525	(438,125)	$(2,551)	$16,062	$(669)	$(11,176)	$2,191	$11,468	$13,659
Exercise of common stock options	9,400	—	—	—	39	—	—	39	—	39
Issuance of restricted stock	9,432	—	—	—	—	—	—	—	—	—
Share-based payment	—	—	—	—	1,406	—	—	1,406	—	1,406
Share-based payment income tax detriment	—	—	—	—	(42)	—	—	(42)	—	(42)
Unrealized gain on hedging transaction, net of tax	—	—	—	—	—	47	—	47	—	47
Net contributions (distributions)	—	—	—	—	—	—	—	—	(959)	(959)
Net (loss) income	—	—	—	—	—	—	(2,403)	(2,403)	853	(1,550)

Balance at March 31, 2011	52,998,785	$525	(438,125)	$(2,551)	$17,465	$(622)	$(13,579)	$1,238	$11,362	$12,600

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

In the third quarter of 2010, the Radiation Oncology segment met the quantitative thresholds for separate reporting. As such, management has presented segment information for the quarter ended March 31, 2011, and prior period segment information has been included for comparative purposes. The Imaging segment is comprised of diagnostic imaging services

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

including MRI, PET/CT and other imaging services. The Radiation Oncology segment is comprised of radiation oncology services. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on Revenue, Segment income and Net income (loss). The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of the Notes to the Condensed Consolidated Financial Statements. Additionally, the Company does not consider its wholesale revenue and retail revenue sources to constitute separate operating segments as discrete financial information does not exist and is not provided to the CODM.

The following table summarizes the Company’s revenue by segment:

	Quarter Ended March 31,
	2010	2011
Revenue
Imaging	$107,882	$105,409
Radiation Oncology	10,779	13,019
Corporate / Other	—	—

Total	$118,661	$118,428

Segment income represents net income before interest expense, net of interest income; income taxes; depreciation expense; amortization expense; net income attributable to noncontrolling interests; non-cash share-based compensation; severance and related costs; loss on extinguishment of debt; fees and expenses related to acquisitions; and non-cash gains/losses on sales of equipment. Segment income is the most frequently used measure of each segment’s performance by the CODM and is commonly used in setting performance goals. The following table summarizes the Company’s segment income:

	Quarter Ended March 31,
	2010	2011
Segment income
Imaging	$43,709	$38,620
Radiation Oncology	2,831	3,879
Corporate / Other	(6,370)	(5,944)

Total	$40,170	$36,555

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

The reconciliation of Net loss to total segment income is shown below:

	Quarter Ended March 31,
	2010	2011
Net loss attributable to Alliance HealthCare Services, Inc.	$(2,163)	$(2,403)
Income tax benefit	(613)	(1,343)
Interest expense and other, net	13,304	11,735
Amortization expense	2,806	3,326
Depreciation expense	23,691	22,052
Share-based payment (included in selling, general and administrative expenses)	1,506	1,389
Noncontrolling interest in subsidiaries	747	853
Severance and related costs	462	464
Transaction costs	351	372
Other non-cash charges (included in other income and expenses, net)	79	110

Total segment income	$40,170	$36,555

Net income for the Imaging and Radiation Oncology segments does not include charges for interest expense, net of interest income, income taxes or certain selling, general and administrative expenses. These costs are charged against the Corporate / Other segment. The following table summarizes the Company’s net income (loss) by segment:

	Quarter Ended March 31,
	2010	2011
Net income (loss)
Imaging	$18,370	$14,826
Radiation Oncology	1,052	1,572
Corporate / Other	(21,585)	(18,801)

Total	$(2,163)	$(2,403)

The following table summarizes the Company’s identifiable assets by segment:

	As of December 31,	As of March 31,
	2010	2011
Identifiable assets
Imaging	$598,946	$593,112
Radiation Oncology	74,546	74,464
Corporate / Other	142,709	145,539

Total	$816,201	$813,115

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table summarizes the Company’s goodwill by segment:

	As of December 31, 2010	As of March 31, 2011
Goodwill
Imaging	$192,628	$192,628
Radiation Oncology	498	498
Corporate / Other	—	—

Total	$193,126	$193,126

Capital expenditures in the Imaging segment and the Radiation Oncology segment were $18,643 and $1,562, respectively, for the quarter ended March 31, 2010, and $9,502 and $411, respectively, for the quarter ended March 31, 2011.

17. Subsequent Events

In the second quarter of 2011, Radiology 24/7, LLC (see Note 2) purchased certain assets from 24/7 Radiology, a professional radiology services company, which provides both preliminary and final professional radiology interpretation services for MRI, CT, ultrasound, X-Ray and other imaging modalities in 18 states. This acquisition expands the Company’s professional services business line, building on the Company’s prior acquisition of Radiology 24/7 during 2010. The preliminary purchase price consisted of $5,000 in cash and $1,044 in assumed liabilities. The purchase price allocation is not complete as the Company is obtaining the necessary information for the allocation. The Company has not included pro forma information as this acquisition will not have material impact on its consolidated financial position or results of operations. The Company financed this acquisition using internally generated funds. All recorded goodwill and intangible assets are expected to be capitalized for tax purposes and amortized over 15 years.

Also in the second quarter of 2011, the Company purchased all of the outstanding membership interests of US Radiosurgery, LLC (“USR”), a stereotactic radiosurgery provider based in Nashville, Tennessee. USR operates eight stereotactic radiosurgery centers (including one stereotactic radiosurgery center in an unconsolidated joint venture) in partnership with local hospitals and radiation oncologists in eight states, including Colorado, Texas, Illinois, Ohio, Oklahoma, Pennsylvania, Nevada and California. These eight stereotactic radiosurgery centers are structured through partnerships and USR owns between 40% and 76% of the equity interests of the consolidated partnerships. This acquisition significantly expands the Company’s nationwide footprint to 35 total radiation therapy centers, and further enables the Company to provide advanced treatment and technology to cancer patients. Following the acquisition of USR, the Company believes it will be the nation’s leading provider of stereotactic radiosurgery services with 14 dedicated centers. The preliminary purchase price consisted of $52,399 in cash (exclusive of $10,418 of cash acquired), $25,763 in assumed long-term debt and $2,453 in other assumed liabilities. The purchase price allocation and pro forma information are not complete as the Company is obtaining the necessary information. The Company financed this acquisition using internally generated funds. All recorded goodwill and intangible assets are expected to be capitalized for tax purposes and amortized over 15 years.

During the second quarter of 2011, the Company entered into a diesel fuel swap agreement which has a notional quantity of 450,000 gallons, or 37,500 gallons per month, to hedge future cash payments associated with the Company purchasing diesel fuel for its mobile fleet. Under the terms of this agreement, which matures in April 2012, the Company receives the DOE published monthly average price per gallon and pays a fixed rate of four dollars and thirty-one cents per gallon. The Company designated this swap as a cash flow hedge of future cash flows associated with its diesel fuel payments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading national provider of advanced outpatient diagnostic imaging and radiation therapy services, based upon annual revenue and number of systems deployed. Our principal sources of revenue are derived from providing magnetic resonance imaging (“MRI”) and positron emission tomography/computed tomography (“PET/CT”) services. We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. We also provide services through a growing number of fixed-site imaging centers, primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which include only the use of our imaging systems under a short-term contract. We have leveraged our leadership in MRI and PET/CT to expand into radiation oncology and hospital outsourcing. Our radiation oncology business is operated through our wholly owned subsidiary, Alliance Oncology, LLC (“AO”), and includes a wide range of services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, actual radiation oncology delivery, therapy management and follow-up care. Our services include the use of our linear accelerators, therapists to operate such systems, administrative staff, equipment maintenance and upgrades, and management of day-to-day operations. AO also provides stereotactic radiation oncology services.

MRI, PET/CT and radiation oncology services generated 44%, 37% and 11% of our revenue, respectively, for the quarter ended March 31, 2011 and 45%, 41% and 9% of our revenue, respectively, for the quarter ended March 31, 2010. Our remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (“CT”) and management contract revenue. We had 559 diagnostic imaging and radiation oncology systems, including 304 MRI systems and 126 positron emission tomography (“PET”) or PET/CT systems and served over 1,000 clients in 46 states at March 31, 2011. We operated 136 fixed-site imaging centers (three in unconsolidated joint ventures) at March 31, 2011, which constitute systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups’ offices, and free-standing fixed-site imaging centers, which include systems installed in a medical office building, ambulatory surgical center, or other retail space. Of the 136 fixed-site imaging centers, 106 were MRI fixed-site imaging centers, 21 were PET or PET/CT fixed-site imaging centers, six were other modality fixed-site imaging centers and three were in unconsolidated joint ventures. We also operated 27 radiation oncology centers and stereotactic radiosurgery facilities (including two radiation oncology centers in unconsolidated joint ventures) at March 31, 2011.

Approximately 79% and 81% of our revenues for each of the quarters ended March 31, 2011 and 2010, respectively, were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients’ receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

Approximately 21% and 19% of our revenues for each of the quarters ended March 31, 2011 and 2010, respectively, were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenue. Our revenue from these sites is generated from direct billings to patients or their third-party payors, including Medicare, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

Fixed-site imaging centers and radiation oncology centers can be structured as either wholesale or retail arrangements. Our wholesale contracts for radiation oncology services average approximately 10 to 20 years in length. Revenues from these centers are included in either our wholesale or retail revenues.

With respect to our retail business, for services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene. In the past, when the application of the statutory formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. For 2010, the Centers for Medicare and Medicaid Services (“CMS”) projected a rate reduction of 21.2% under the statutory formula and a number of legislative measures were passed to prevent this reduction. For the second half of 2010, the update factor was increased by 2.2%. For 2011, the Medicare and Medicaid Extenders Act of 2010, which was signed into law on December 15, 2010, froze the 2010 update through 2011. Because CMS was required to make its other changes to the Medicare Physician Fee Schedule (discussed below) budget neutral, CMS made a downward adjustment to what is known as the “conversion factor,” which translates values in dollar amounts. Whereas the conversion factor for the end of 2010 was $36.8729, it is $33.9764 for 2011. President Obama’s budget for fiscal year 2012 includes measures that would freeze the update factor for an additional two years. In its March 2011 Report to Congress, the Medicare Payment Advisory Commission (“MEDPAC”) recommended an increase of 1% for 2012. At this time, we do not believe the 2011 change or the proposals, if adopted, will have a material impact on our business. If Congress fails to intervene to prevent the negative update factor in the future through either another temporary measure or a permanent revision to the statutory formula, however, the resulting decrease in payment will adversely impact our revenues and results of operations.

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

Regulatory updates to the Physician Fee Schedule for calendar year 2010 included reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the previous 50% usage rate to a 90% usage rate. This utilization change, to be phased in over a four-year period, applies to MRI and CT scans, but not for radiation therapy and other therapeutic equipment. The PPACA superseded CMS’s assumed usage rate for such equipment and, beginning on January 1, 2011, the PPACA requires CMS to use a 75% utilization rate. For 2011, CMS also finalized its proposed rule to expand the list of services to which the higher equipment utilization rate assumption applies to include certain diagnostic CTA and MRA procedures using similar CT and MRI scanners that cost more than $1 million. At this time, we estimate that the new usage assumptions for MRI and CT scans under the PPACA, which became effective on January 1, 2011, will not have a material impact on our future retail revenues.

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

In addition to annual updates to the Medicare Physician Fee Schedule, as indicated above, CMS also publishes regulatory changes to the hospital outpatient prospective payment system (“HOPPS”) on an annual basis. These payments are the amounts received by our hospital clients for hospital outpatient services and summarized in the table below:

	2008 Payment	2009 Payment	2010 Payment	2011 Payment
Nonmyocardial PET and PET/ CT scan	$1,057	$1,037	$1,037	$1,042

Myocardial PET scan	$1,400	$1,157	$1,433	$1,107

Stereotactic radiosurgery treatment delivery systems (depending on the level of service)	$1,057 - $8,055	$952 - $7,642	$963 - $7,344	$977 - $7,661

The PET and PET/CT Medicare HOPPS rate reductions did not have a material negative effect on revenue and earnings in 2009, 2010 or the first quarter of 2011. At this time, however, we cannot predict the impact of future rate reductions on our future revenues or business.

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

In addition, we cannot predict the full extent of the PPACA on our business. The reform law substantially changes the way health care is financed by both governmental and private insurers. Although certain provisions may negatively impact payment rates for certain imaging services, the PPACA also extends coverage to approximately 32 million previously uninsured people which may result in an increase in the demand for our services. A number of states have challenged the constitutionality of certain provisions of the PPACA, and many of these challenges are still pending final adjudication in several jurisdictions. Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. At this time, it remains unclear whether there will be any changes made to the PPACA, whether to certain provisions or its entirety. Further, we cannot predict at this time whether other legislative changes will be adopted, if any, or how these or future changes will affect the demand for our services.

We have experienced and continue to experience an increase in the competitive climate in the MRI industry, resulting in an increase in activity by original equipment manufacturers, or OEMs, selling systems directly to certain of our clients, as well as medical groups. Typically, OEMs target our higher scan volume clients. This increase in activity by OEMs has resulted in overcapacity of systems in the marketplace. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace lost higher volume clients typically with lower volume clients. Our non scan-based MRI business has been impacted by a decline in the number of hospital construction projects, driven by a decrease in new MRI systems being added by hospitals in their facilities and a decrease in the number of equipment upgrades occurring in the hospital market. However, our non scan-based MRI revenues were relatively stable in the first quarter of 2010 compared to the first quarter of 2011. Additionally, a growing number of medical groups have added imaging capacity within their practice setting which further increases competition in the industry. Our MRI revenues decreased in the first three months of 2011 compared to 2010 due to the factors described above, and we believe that MRI revenues will continue to decline in future years.

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies which continued into 2011 and have not fully recovered. Continued concerns about the systemic impact of potential long-term and wide-spread recession, inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United

States have contributed to increased market volatility and diminished expectations for the United States economy. These conditions, combined with volatile oil prices, declining business and consumer confidence, increased unemployment, increased tax rates and governmental budget deficits and debt levels have contributed to volatility of unprecedented levels. We believe our MRI and PET/CT scan volumes have been impacted during 2010 and the first three months of 2011 and will continue to be impacted in the remainder of 2011 by high unemployment rates, the number of under-insured or uninsured patients, the reported decline in physician office visits, hospitals adding imaging services in order to enhance hospital profitability and other conditions arising from the global economic conditions described above. At this time, we cannot quantify the impact this might have on our future revenues or business.

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

Results of Operations

The following table shows our consolidated statements of operations as a percentage of revenues for each of the quarters ended March 31:

	Quarter Ended March 31,
	2010	2011
Revenues	100.0%	100.0%

Costs and expenses:
Cost of revenues, excluding depreciation and amortization	55.0	56.9
Selling, general and administrative expenses	13.6	14.4
Transaction costs	0.3	0.3
Severance and related costs	0.4	0.4
Depreciation expense	19.9	18.6
Amortization expense	2.4	2.8
Interest expense and other, net	11.2	9.9
Other (income) and expense, net	(0.3)	(0.1)

Total costs and expenses	102.5	103.2

Loss before income taxes, earnings from unconsolidated investees and noncontrolling interest	(2.5)	(3.2)
Income tax benefit	(0.5)	(1.1)
Earnings from unconsolidated investees	(0.8)	(0.8)

Net loss	(1.2)	(1.3)
Less: Net income attributable to noncontrolling interest	(0.6)	(0.7)

Net loss attributable to Alliance HealthCare Services, Inc.	(1.8)%	(2.0)%

The table below provides MRI statistical information for each of the quarters ended March 31:

	Quarter Ended March 31,
	2010	2011
MRI statistics
Average number of total systems	274.3	289.3
Average number of scan-based systems	233.1	244.4
Scans per system per day (scan-based systems)	8.20	8.05
Total number of scan-based MRI scans	122,580	125,753
Price per scan	$390.32	$374.20

The table below provides PET and PET/CT statistical information for each of the quarters ended March 31:

	Quarter Ended March 31,
	2010	2011
PET and PET/CT statistics
Average number of systems	119.1	120.3
Scans per system per day	5.80	5.47
Total number of PET and PET/CT scans	44,231	41,653
Price per scan	$1,075	$1,033

Following are the components of revenue (in millions) for each of the quarters ended March 31:

	Quarter Ended March 31,
	2010	2011
Total MRI revenue	$53.0	$52.5
PET/CT revenue	48.3	43.5
Radiation oncology revenue	10.8	13.0
Other modalities and other revenue	6.6	9.4

Total	$118.7	$118.4

	Quarter Ended March 31,
	2010	2011
Total fixed-site imaging center revenue (in millions):	$27.5	$30.7

Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010

Revenue decreased $0.3 million, or 0.2%, to $118.4 million in the first quarter of 2011 compared to $118.7 million in the first quarter of 2010 due to a decrease in PET/CT revenues and MRI revenues, partially offset by an increase in other modalities and other revenue and radiation oncology revenues. PET/CT revenue in the first quarter of 2011 decreased $4.8 million, or 9.9%, compared to the first quarter of 2010. Total PET and PET/CT scan volumes decreased 5.8% to 41,653 scans in the first quarter of 2011 from 44,231 scans in the first quarter of 2010, primarily due to a decrease in client demand, the persistent high rate of unemployment and the number of uninsured and under-insured patients. Scans per system per day decreased 5.7% to 5.47 scans per system per day in the first quarter of 2011 from 5.80 scans per system per day in the first quarter of 2010. The average price per PET and PET/CT scan decreased to $1,033 per scan in the first quarter of 2011 compared to $1,075 per scan in the first quarter of 2010. The decline in the average price per PET and PET/CT scan is primarily due to reimbursement and competitive pricing pressures. The average number of PET and PET/CT systems in service increased to 120.3 systems in the first quarter of 2011 from 119.1 systems in the first quarter of 2010. MRI revenue decreased $0.5 million in the first quarter of 2011, or 1.0%. Scan-based MRI revenue decreased $0.8 million in the first quarter of 2011, or 1.6%, compared to the first quarter of 2010, to $47.1 million in the first quarter of 2011 from $47.9 million in the first quarter of 2010. The average price per MRI scan decreased to $374.20 per scan in the first quarter of 2011 from $390.32 per scan in the first quarter of 2010. The decline in the average price per MRI scan is primarily due to competitive pricing pressure. Average scans per system per day decreased by 1.8% to 8.05 in the first quarter of 2011 from 8.20 in the first quarter of 2010. These decreases were partially offset by an increase in scan-based MRI scan volume, which increased 2.6% to 125,753 scans in the first quarter of 2011 from 122,580 scans in the first quarter of 2010, primarily related to our sales efforts to renew existing clients and add new MRI customers. The average number of scan-based systems in service increased to 244.4 systems in the first quarter of 2011 from 233.1 systems in the first quarter of 2010. Non scan-based MRI revenue increased $0.3 million in the first quarter of 2011 over the same period in 2010 primarily due to an increase in the number of hospital construction projects and an increase in the number of equipment upgrades occurring in the hospital market, both of which impact the demand for our non scan-based MRI business. Other modalities and other revenue increased $2.8 million, or 42.7%, to $9.4 million in the first quarter of 2011 compared to $6.6 million in the first quarter of 2010, primarily due to the acquisitions of Radiology 24/7, LLC (“RAD 24/7”) and Diagnostic Health Center of Anchorage, LLC . Radiation oncology revenue increased $2.2 million, or 20.8%, to $13.0 million in the first quarter of 2011 compared to $10.8 million in the first quarter of 2010, primarily due to an increase in treatments performed in our core radiation oncology business and revenue related to the acquisitions in Pine Bluff, Arkansas and Hazleton, Pennsylvania. Included in the revenue totals above is fixed-site imaging center revenues, which increased $3.2 million, or 11.8%, to $30.7 million in the first quarter of 2011 from $27.5 million in the first quarter of 2010.

We had 304 MRI systems at March 31, 2011, compared to 297 MRI systems at March 31, 2010. We had 126 PET and PET/CT systems at March 31, 2011, compared to 125 PET and PET/CT systems at March 31, 2010. We operated 136 fixed-site imaging centers (including three in unconsolidated investees) at March 31, 2011, compared to 119 fixed-site imaging centers (including three in unconsolidated investees) at March 31, 2010. We operated 27 radiation oncology centers (including two in unconsolidated investees) at March 31, 2011, compared to 25 radiation oncology centers (including two in unconsolidated investees) at March 31, 2010.

Cost of revenues, excluding depreciation and amortization, increased $2.2 million, or 3.3%, to $67.4 million in the first quarter of 2011 compared to $65.2 million in the first quarter of 2010. Outside medical services increased $2.4 million, or 81.3%, primarily as a result of an increase in professional services related to the acquisition of RAD 24/7. Fuel expenses increased $0.2 million, or 10.3%, primarily due to an increase in the average price per gallon of diesel fuel. Medical supplies decreased $0.7 million, or 9.7%, primarily as a result of a decrease in the number of PET and PET/CT scans, which use a radiopharmaceutical as a component of the PET and PET/CT scan. All other cost of revenues, excluding depreciation and amortization, increased $0.3 million, or 1.8%. Cost of revenues, as a percentage of revenue, increased to 56.9% in the first quarter of 2011 from 55.0% in the first quarter of 2010 as a result of the factors described above.

Selling, general and administrative expenses increased $1.0 million, or 5.8%, to $17.1 million in the first quarter of 2011 compared to $16.1 million in the first quarter of 2010. Compensation and related employee expenses increased $0.9 million, or 8.6%, primarily as a result of investments in the infrastructure of the oncology division, professional radiology services, and women’s breast healthcare services. The provision for doubtful accounts increased $0.4 million, or 287.8%, primarily due to the collection of aged accounts receivable during the first quarter of 2010. The provision for doubtful accounts as a percentage of revenue was 0.2% in the first quarter of 2011 compared to (0.1)% of revenue in the first quarter of 2010. All other selling, general and administrative expenses decreased $0.3 million, or 4.9%. Selling, general and administrative expenses as a percentage of revenue were 14.4% and 13.6% in the first quarters of 2011 and 2010, respectively.

We recorded transaction costs of $0.4 million in the first quarters of 2011 and 2010.

We recorded severance and related costs of $0.5 million in the first quarters of 2011 and 2010.

Depreciation expense decreased $1.6 million, or 6.9%, to $22.1 million in the first quarter of 2011 compared to $23.7 million in the first quarter of 2010.

Amortization expense increased $0.5 million, or 18.5%, to $3.3 million in the first quarter of 2011 compared to $2.8 million in the first quarter of 2010, primarily due to the incremental amortization expense for intangible assets acquired in conjunction with our acquisitions in the second, third and fourth quarters of 2010.

Interest expense and other, net, decreased $1.6 million, or 11.8%, to $11.7 million in the first quarter of 2011 compared to $13.3 million in the first quarter of 2010, primarily due to a $0.9 million expense from a non-cash fair value adjustment recorded in the first quarter of 2010 related to our interest rate swap agreements and lower average interest rates on our credit facility.

Income tax benefit was $1.3 million in the first quarter of 2011 compared to $0.6 million in the first quarter 2010, resulting in effective tax rates of 35.9% and 22.1% in the first quarters of 2011 and 2010, respectively. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

Earnings from unconsolidated investees increased $0.1 million, or 9.1%, to $1.0 million in the first quarter of 2011 compared to $0.9 million in the first quarter of 2010.

Net income attributable to noncontrolling interest increased $0.2 million, or 14.3%, to $0.9 million in the first quarter of 2011 compared to $0.7 million in the first quarter of 2010.

Net loss attributable to Alliance HealthCare Services, Inc. was $2.4 million, or $(0.05) per share on a diluted basis, in the first quarter of 2011 compared to $2.2 million, or $(0.04) per share on a diluted basis, in the first quarter of 2010.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $19.5 million and $30.7 million of cash flow from operating activities in the first quarters of 2011 and 2010, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging and radiation oncology services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts increased by $0.4 million in the first quarter of 2011 compared to the first quarter of 2010. Our number of days of revenue outstanding for our accounts receivable was 54 days and 48 days as of March 31, 2011 and 2010, respectively, which we believe is favorable compared to other diagnostic imaging and radiation oncology providers. We have experienced some delay in the collections of our receivables, primarily from hospital wholesale clients more tightly managing their cash flow. In addition, as of March 31, 2011, we had $115.3 million of available borrowings under our revolving line of credit, which matures in December 2014.

We used cash of $11.1 million and $18.9 million for investing activities in the quarters ended March 31, 2011 and 2010, respectively. We expect to continue to use cash in the future. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We incur capital expenditures for the purposes of:

•	purchasing new systems;

•	replacing less advanced systems with new systems; and

•	providing upgrades of our MRI, PET and PET/CT, and radiation oncology systems and upgrading our corporate infrastructure for future growth.

Capital expenditures totaled $9.9 million and $20.2 million in the quarters ended March 31, 2011 and 2010, respectively. During the first quarter of 2011, we purchased two MRI systems. We traded-in or sold a total of two systems during the quarter ended March 31, 2011. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2011 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. Based upon the client demand described above, which dictates the type of equipment purchased, we expect cash capital expenditures to total approximately $65 to $75 million in 2011.

At March 31, 2011, we had cash and cash equivalents of $101.9 million. This available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At March 31, 2011, we had $98.1 million in our accounts that are with third party financial institutions which exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next one to two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt and other contracts. As of March 31, 2011, we are in compliance with all covenants contained in our long-term debt agreements and expect that we will be in compliance with these covenants for the remainder of 2011.

In the second quarter of 2011, we entered into two acquisitions as discussed in Note 17 of the Notes to the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly in the sections entitled “Overview,” “Results of Operations” and “Liquidity and Capital Resources,” and elsewhere in this quarterly report on Form 10-Q, are “forward-looking statements,” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as results of operations and financial condition, capital expenditures, economic trends, demand for our services, the consummation of acquisitions and financing transactions and the effect of such transactions on our business and our plans and objectives for future operations and expansion, are examples of forward-looking statements. In some cases you can identify these statements by forward-looking words like “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “seek,” “intend,” and “continue” or similar words. These forward-looking statements are subject to risks and uncertainties which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. These risks and uncertainties include factors affecting our leverage, including fluctuations in interest rates, the risk that the counter-parties to our interest rate swap agreements fail to satisfy their obligations under these agreements, our ability to incur financing, the effect of operating and financial restrictions in our debt instruments, the accuracy of our estimates regarding our capital requirements, the effect of intense levels of competition in our industry, fluctuations or unpredictability of our revenue, including as a result of seasonality, changes in the rates or methods of third party reimbursements for diagnostic imaging and radiation oncology services, changes in the healthcare regulatory environment, our ability to keep pace with technological developments within our industry, the growth in the market for MRI and other services, the disruptive effect of hurricanes and other natural disasters, adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit markets, difficulties we may face in connection with recent, pending or future acquisitions, including unexpected costs or liabilities resulting from acquisitions, diversion of management’s attention from the operation of the business and our ability to integrate acquisitions, and other risks and uncertainties, including those enumerated and described under “Risk Factors” below and in our Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 2010. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by us.

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

During the first quarter of 2008, we entered into two interest rate swap agreements with notional amounts of $92.7 million each, to hedge future cash interest payments associated with a portion of our variable rate bank debt (the “2008 swaps”). Under the terms of these agreements, we receive three-month London InterBank Offered Rate (“LIBOR”) and pay a fixed rate of 3.15%. The net effect of the hedges is to record interest expense at a fixed rate of 5.65%, as the underlying debt incurred interest based on three-month LIBOR plus 2.50%. The 2008 swaps are three years in length and matured in 2011. See below for additional information regarding the 2008 swaps. As discussed below, we elected to terminate and replace one of the 2008 swaps in the first quarter of 2009.

On September 15, 2008, LHI filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. On October 6, 2008, LCPI filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. One of our 2008 swaps with a notional amount of $92.7 million, which expires January 31, 2011, is with LCPI (“the Lehman Swap”). As of September 12, 2008 hedge accounting was terminated and all further changes in the fair market value of the Lehman Swap are being recorded in interest expense and other. Comprehensive income (loss) related to effective unrealized gains or losses on the fair value of the Lehman Swap through September 12, 2008 remained in accumulated comprehensive income (loss) on the balance sheet and will be amortized into interest expense and other as the underlying interest payments are recognized in earnings. The Lehman Swap was valued using the income approach with observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount. The fair market value of the Lehman Swap at September 30, 2008 was an asset of $0.7 million, which was adjusted to zero as collectability was deemed uncertain due to the LHI bankruptcy filing. We included the write down of the asset in interest expense and other for the year ended December 31, 2008. For the last three quarters of 2008, we included $2.4 million in interest expense and other, net related to the fair value adjustment for this swap as we did not expect LCPI to fulfill their obligations under the swap agreement. As a result, we terminated the Lehman Swap in February 2009. We paid $2.2 million for the remaining fair market value of the swap at the date of termination.

During the first quarter of 2009, we replaced the Lehman Swap with an interest rate swap agreement which has a notional amount of $92.7 million (the “2009 Swap Replacement”) and has been designated as a cash flow hedge of variable future cash flows associated with a portion of our long term debt. Under the terms of this agreement, which matured in January 2011, we receive three-month LIBOR and pay a fixed rate of 3.15%. The net effect of the hedge was to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%. We received $2.2 million in cash based on the terms of the agreement. We paid net settlement amounts of $0.7 million for each the quarters ended March 31, 2011 and 2010 on this swap agreement

Additionally, during the first quarter of 2009, we entered into an interest rate swap agreement, which has a notional amount of $56.8 million, to hedge future cash interest payments associated with a portion of our variable rate bank debt (the “New 2009 Swap”). Under the terms of this agreement, which was to mature in November 2011, we received three-month LIBOR and paid a fixed rate of 2.07%. The net effect of the hedge was to record interest expense at a fixed rate of 4.57%, as the debt incurred interest based on three-month LIBOR plus 2.50%. For the quarters ended March 31, 2011 and 2010, we did not receive any net settlement amount on this swap agreement.

We elected to terminate one of the 2008 swaps and the New 2009 Swap in December 2009 in connection with entering into and completing various debt related transactions in order to expand our borrowing capacity and extend the maturity of our debt (the “Refinance Transaction”) on December 1, 2009. As a result of the Refinance Transaction, we de-designated the 2008 swap, the 2009 Swap Replacement and the New 2009 Swap and hedge accounting was terminated and all further changes in the fair market value of the terminated swaps are being recorded in interest expense and other. We paid $3.3 million and $1.4 million for the remaining fair market value of the 2008 swap and the New 2009 Swap, respectively, at the date of termination. Comprehensive income (loss) related to effective unrealized gains or losses on the fair value of the terminated swaps through September 30, 2009 remain in accumulated comprehensive income (loss) on the balance sheet and will be amortized into interest expense and other as the underlying interest payments are recognized in earnings. The terminated swaps were valued using the income approach with observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount.

In the first quarter of 2010, we entered into one interest rate swap agreement (the “2010 Swap”) and three interest rate cap agreements (the “2010 Caps”) in order to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The 2010 Swap, which matured in January 2011, had a notional amount of $92.7 million and synthetically unwound the effects of the 2009 Swap Replacement. For the quarter ended March 31, 2011, we received net settlement amounts of $0.1 million on this swap agreement. The interest rate cap agreements, which mature in February 2014, have a total notional amount of $150.0 million and were designated as cash flow hedges of future cash interest payments associated with a portion of our variable rate bank debt. Under these arrangements we have purchased a cap on LIBOR at 4.50%. We paid $1.5 million to enter into the caps, which is being amortized through interest expense over the life of the agreements. For the quarter ended March 31, 2011, we paid no net settlement amounts on the 2010 Caps.

During the first quarter of 2009, we entered into a diesel fuel swap agreement which had a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with purchasing diesel fuel for our mobile fleet. Under the terms of this agreement, which matured in February 2010, we received the Department of Energy (“DOE”) published monthly average price per gallon and paid a fixed rate of two dollars and sixty-three cents per gallon. Settlement amounts under this swap were not material for the quarter ended March 31, 2010. For the quarter ended March 31, 2010, amounts recognized in other (income) and expense, net due to ineffectiveness were not material.

During the first quarter of 2010, we entered into a diesel fuel swap agreement which has a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with purchasing diesel fuel for our mobile fleet. Under the terms of this agreement, which matured in February 2011, we received the DOE published monthly average price per gallon and paid a fixed rate of three dollars and twenty-five cents per gallon. We designated this swap as a cash flow hedge of future cash flows associated with our diesel fuel payments. We recorded effective changes in the fair value of the swap through comprehensive income (loss) and reclassified gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel was purchased. Settlement amounts under this swap were not material for the quarter ended March 31, 2011. For the quarter ended March 31, 2011, amounts recognized in other (income) and expense, net were not material.

During the second quarter of 2011, we entered into a diesel fuel swap agreement which has a notional quantity of 450,000 gallons, or 37,500 gallons per month, to hedge future cash payments associated with purchasing diesel fuel for our mobile fleet. Under the terms of this agreement, which matures in April 2012, we receive the DOE published monthly average price per gallon and pay a fixed rate of four dollars and thirty-one cents per gallon. We designated this swap as a cash flow hedge of future cash flows associated with our diesel fuel payments. We record effective changes in the fair value of the swap through comprehensive income (loss) and reclassify gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel is purchased.

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. At March 31, 2011, we had cash and cash equivalents of $101.9 million, of which $98.1 million was held in accounts that are with third party financial institutions which exceed the FDIC insurance limits. At March 31, 2010, we had cash and cash equivalents of $114.2 million, of which $109.2 million was held in accounts that are with third party financial institutions which exceed the FDIC insurance limits.

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

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2010, a description of risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Alliance.(3)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Alliance.(11)

3.3	Amended and Restated By-laws of Alliance.(3)

3.4	Certain Amended and Restated Provisions of the By-laws of Alliance.(10)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(3)

4.2	Indenture, including the form of Note, dated as of December 1, 2009, with respect to the 8% Senior Notes due 2016, between Alliance HealthCare Services, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.(15)

10.1*	The 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(14)

10.2*	Form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(1)

10.3*	Alliance Directors’ Deferred Compensation Plan, as amended and restated.(10)

10.4*	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(4)

10.5*	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(4)

10.6	Form of Stockholder’s Agreement.(1)

10.7*	Form of Indemnification Agreement.(2)

10.8*	Amended and Restated Employment Agreement dated as of May 9, 2005 between Alliance and Paul S. Viviano.(5)

10.9*	Amended and Restated Agreement Not to Compete dated as of May 9, 2005 between Alliance and Paul S. Viviano.(5)

10.10*	Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara.(6)

10.11*	Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara.(6)

10.12*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(7)

10.13*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Directors) under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(10)

10.14*	Form of Stock Bonus Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(7)

10.15	Governance and Standstill Agreement, dated as of March 16, 2007, among Alliance Imaging, Inc., OCM Principal Opportunities Fund IV, LP., and MTS Health Investors II, L.P.(8)

10.16*	Form of Executive Severance Agreement(8)

10.17*	Amendment of Employment Agreement, dated as of April 16, 2007, between Paul S. Viviano and Alliance Imaging, Inc.(9)

Exhibit No.	Description

10.18*	Amendment of Employment Agreement, dated as of April 16, 2007, between Howard K. Aihara and Alliance Imaging, Inc.(9)

10.19*	New form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(12)

10.20*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated (For Director Awards Only).(13)

10.21*	Amendment to the Alliance Imaging, Inc. Directors’ Deferred Compensation Plan, as amended and restated.(13)

10.22*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Paul S. Viviano and Alliance Imaging, Inc.(13)

10.23*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Howard K. Aihara and Alliance Imaging, Inc.(13)

10.24*	Form of Amendment of Executive Severance Agreement(13)

10.25	Credit Agreement, dated as of December 1, 2009, among Alliance HealthCare Services, Inc., the financial institutions listed on the signature pages thereof and Deutsche Bank Trust Company Americas, as administrative agent for the lenders.(15)

10.26*	Schedule of 2011 Executive Officer Compensation(16)

10.27*	Schedule of Non-Employee Director Compensation(16)

21.1	Subsidiaries of the Registrant(7)

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(17)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(17)

(1)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-4, No. 333-60682, as amended.

(2)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1, No. 333-64322, as amended.

(3)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 001-16609).

(4)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-16609).

(5)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-16609).

(6)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-16609).

(7)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-16609).

(8)	Incorporated by reference to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated March 16, 2007 (File No. 001-16609)

(9)	Incorporated by reference to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated April 16, 2007 (File No. 001-16609)

(10)	Incorporated by reference to exhibits filed in response to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 14, 2007 (File No. 001-16609)

(11)	Incorporated by reference to exhibits filed in response to Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated February 17, 2009 (File No. 001-16609)

(12)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16609)

(13)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-16609)

(14)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-16609).

(15)	Incorporated by reference herein to the indicated Exhibit response in Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 4, 2009 (File No. 001-16609)

(16)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-16609)

(17)	Filed herewith

†	Portions of this Exhibit have been redacted due to a request for confidential treatment.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE HEALTHCARE SERVICES, INC.

May 5, 2011	By:	/s/ PAUL S. VIVIANO
Paul S. Viviano Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

May 5, 2011	By:	/s/ HOWARD K. AIHARA
Howard K. Aihara Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 5, 2011	By:	/s/ NICHOLAS A. POAN
Nicholas A. Poan Senior Vice President, Corporate Finance and Chief Accounting Officer (Principal Accounting Officer)