Form 10-Q
period 2011-06-30
Alliance HealthCare Services, Inc
filed 2011-08-09
CIK 817135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2011:

Common Stock, $.01 par value, 53,201,785 shares

ALLIANCE HEALTHCARE SERVICES, INC.

FORM 10-Q

June 30, 2011

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	December 31, 2010	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$97,162	$64,171
Accounts receivable, net of allowance for doubtful accounts	62,956	72,690
Deferred income taxes	7,344	7,344
Prepaid expenses	9,802	6,734
Other receivables	3,594	5,521

Total current assets	180,858	156,460

Equipment, at cost	902,829	943,527
Less accumulated depreciation	(591,145)	(626,784)

Equipment, net	311,684	316,743

Goodwill	193,126	202,578
Other intangible assets, net	94,622	163,437
Deferred financing costs, net	14,883	13,670
Other assets	21,028	32,520

Total assets	$816,201	$885,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,541	$23,680
Accrued compensation and related expenses	17,061	16,902
Accrued interest payable	5,812	5,338
Other accrued liabilities	37,138	37,137
Current portion of long-term debt	9,709	17,148

Total current liabilities	85,261	100,205

Long-term debt, net of current portion	455,747	468,052
Senior notes	187,809	187,956
Other liabilities	1,229	1,302
Deferred income taxes	72,496	74,858

Total liabilities	802,542	832,373

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock	525	527
Treasury stock	(2,551)	(2,551)
Additional paid-in capital	16,062	18,680
Accumulated comprehensive loss	(669)	(870)
Accumulated deficit	(11,176)	(17,619)

Total stockholders’ equity attributable to Alliance HealthCare Services, Inc.	2,191	(1,833)
Noncontrolling interest	11,468	54,868

Total stockholders’ equity	13,659	53,035

Total liabilities and stockholders’ equity	$816,201	$885,408

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenues	$121,407	$127,780	$240,068	$246,208

Costs and expenses:
Cost of revenues, excluding depreciation and amortization	65,181	71,394	130,407	138,760
Selling, general and administrative expenses	16,514	19,889	32,631	36,947
Transaction costs	436	1,810	787	2,182
Severance and related costs	81	266	543	730
Depreciation expense	23,094	23,197	46,785	45,249
Amortization expense	3,087	4,609	5,893	7,935
Interest expense and other, net	12,819	12,000	26,123	23,735
Other (income) and expense, net	32	193	(328)	130

Total costs and expenses	121,244	133,358	242,841	255,668

Income (loss) before income taxes, earnings from unconsolidated investees, and noncontrolling interest	163	(5,578)	(2,773)	(9,460)
Income tax benefit	(73)	(2,237)	(686)	(3,580)
Earnings from unconsolidated investees	(1,071)	(1,031)	(1,978)	(2,020)

Net income (loss)	1,307	(2,310)	(109)	(3,860)
Less: Net income attributable to noncontrolling interest	(1,227)	(1,730)	(1,974)	(2,583)

Net income (loss) attributable to Alliance HealthCare Services, Inc.	$80	$(4,040)	$(2,083)	$(6,443)

Comprehensive income (loss), net of taxes:
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$80	$(4,040)	$(2,083)	$(6,443)
Unrealized gain (loss) on hedging transactions, net of taxes	133	(248)	628	(201)

Comprehensive income (loss), net of taxes:	$213	$(4,288)	$(1,455)	$(6,644)

Earnings (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.00	$(0.08)	$(0.04)	$(0.12)

Diluted	$0.00	$(0.08)	$(0.04)	$(0.12)

Weighted-average number of shares of common stock and common stock equivalents:
Basic	52,748	53,222	52,752	53,114
Diluted	52,850	53,222	52,752	53,114

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2011
Operating activities:
Net loss	$(109)	$(3,860)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	294	1,658
Share-based payment	2,844	2,642
Depreciation and amortization	52,678	53,184
Amortization of deferred financing costs	1,340	1,426
Accretion of discount on long term debt	756	792
Adjustment of derivatives to fair value	(196)	(1)
Distributions greater than (less than) undistributed earnings from investees	842	(625)
Deferred income taxes	(1,355)	(3,974)
Gain on sale of assets	(328)	(71)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(2,915)	(6,105)
Prepaid expenses	617	3,435
Other receivables	1,007	(1,906)
Other assets	(667)	(351)
Accounts payable	(4,842)	5,442
Accrued compensation and related expenses	(891)	(657)
Accrued interest payable	1,992	(548)
Income taxes payable	105	61
Other accrued liabilities	1,336	(3,861)

Net cash provided by operating activities	52,508	46,681

Investing activities:
Equipment purchases	(28,232)	(21,079)
Increase in deposits on equipment	(5,356)	(2,312)
Acquisitions, net of cash received	(22,732)	(46,650)
Decrease in cash in escrow	485	300
Proceeds from sale of assets	1,876	271

Net cash used in investing activities	(53,959)	(69,470)

Financing activities:
Principal payments on equipment debt	(3,621)	(4,574)
Proceeds from equipment debt	358	—
Principal payments on term loan facility	(2,300)	(2,300)
Principal payments on senior subordinated notes	(5,582)	—
Payments of debt issuance costs	(348)	(213)
Payments of contingent consideration	—	(1,626)
Noncontrolling interest in subsidiaries	(2,152)	(1,543)
Proceeds from shared-based payment arrangements	75	54

Net cash used in financing activities	(13,570)	(10,202)

Net decrease in cash and cash equivalents	(15,021)	(32,991)
Cash and cash equivalents, beginning of period	111,884	97,162

Cash and cash equivalents, end of period	$96,863	$64,171

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2011
Supplemental disclosure of cash flow information:
Interest paid	$20,811	$22,019
Income taxes paid, net of refunds	149	(2,357)

Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$53	$26
Comprehensive gain (loss) from hedging transactions, net of taxes	628	(201)
Equipment debt assumed in connection with acquisitions	—	25,973
Equipment purchases in accounts payable	178	1,616
Contingent consideration for acquisitions (Note 2)	3,775	—
Noncontrolling interest assumed in connection with acquisitions (Note 2)	5,036	42,360

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates

Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance HealthCare Services, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2010.

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

2. Transactions

In the second quarter of 2010, the Company purchased a majority of the outstanding membership interests of Radiology 24/7, LLC (“RAD 24/7”), a teleradiology services company, which provides primarily final, subspecialty professional radiology interpretation services and outsourced staffing services for magnetic resonance imaging (“MRI”), position emission tomography/computed tomography (“PET/CT”), computed tomography (“CT”), mammography, X-Ray and other imaging modalities and also preliminary radiology interpretation services nationwide. The purchase price consisted of $8,860 in cash, $3,775 in contingent payments, and $659 in assumed liabilities. The Company financed this acquisition using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $9,883 and acquired intangible assets of $8,000, of which $6,450 was assigned to customer relationships, which are being amortized over ten years, and $1,450 was assigned to trademarks, which are being amortized over seven years. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $3,775 for contingent payments due upon the achievement of certain revenue targets, which is expected to be resolved over the two years following the acquisition date. All contingent payments were recorded at fair value at the acquisition date. The fair value of noncontrolling interest related to this transaction was $5,036 as of the acquisition date. The year ended December 31, 2010 included nine months of operations from this acquisition. During the quarter ended June 30, 2011, the Company recognized $44 in earnings related to increasing the estimated value of contingent consideration. During the six months ended June 30, 2011, the Company recognized $123 in earnings related to decreasing the estimated value of contingent consideration.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

In the third quarter of 2010, the Company purchased certain assets from Arkansas Cancer Center, P.A., located in Pine Bluff, Arkansas (“Pine Bluff”). This is the Company’s third Arkansas-based radiation therapy facility. The purchase price consisted of $9,489 in cash, $427 in contingent payments and $6 in assumed liabilities. The Company financed this acquisition using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $4,098 and acquired intangible assets of $5,250, of which $3,800 was assigned to the physician referral network, which is being amortized over 10 years, $1,000 was assigned to trademarks, which are being amortized over 10 years, $350 was assigned to a professional services agreement, which is being amortized over nine years and $100 was assigned to the non-compete agreement, which is being amortized over nine years. The intangible assets were recorded at fair value at the acquisition date. The acquisition included a one-third interest in a joint venture which was recorded at a fair value of $250 at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The acquisition included $427 for contingent payments due upon the resolution of certain claims, which have been fully resolved at June 30, 2011. All contingent payments were recorded at fair value at the acquisition date. The year ended December 31, 2010 included six months of operations from this acquisition. During the quarter and six months ended June 30, 2011, the Company recognized $0 and $35, respectively, in earnings related to increasing the estimated value of contingent consideration.

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

In April of 2011, Radiology 24/7, LLC purchased certain assets from 24/7 Radiology (“24/7 RAD”), a professional radiology services company, which provides both preliminary and final professional radiology interpretation services for MRI, CT, ultrasound, X-Ray and other imaging modalities in 18 states. This acquisition expands the Company’s professional services business line, building on the Company’s prior acquisition of Radiology 24/7 during 2010. The purchase price consisted of $5,000 in cash and $1,109 in assumed liabilities. The Company financed this acquisition using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $1,729 and acquired intangible assets of $2,500, of which $1,400 was assigned to trademarks, which are being amortized over six years, $950 was assigned to customer relationships, which are being amortized over seven years, and $150 was assigned to the non-compete agreement, which is being amortized over three years. The intangible assets were recorded at fair value at the acquisition date. All recorded goodwill and intangible assets are capitalized for tax purposes and are being amortized over 15 years. The values assigned to goodwill and intangible assets acquired are preliminary and may be subject to adjustment as the calculations of their respective fair values are not finalized. The six months ended June 30, 2011 included three months of operations from this acquisition.

The Company has not included pro forma information as these acquisitions did not have a material impact on its consolidated financial position or results of operations, individually or in the aggregate.

Also in April of 2011, the Company purchased all of the outstanding membership interests of US Radiosurgery, LLC (“USR”), a stereotactic radiosurgery provider based in Nashville, Tennessee. USR operates eight stereotactic radiosurgery centers (including one stereotactic radiosurgery center in an unconsolidated joint venture) in partnership with local hospitals and radiation oncologists in eight states, including Colorado, Texas, Illinois, Ohio, Oklahoma, Pennsylvania, Nevada and California. These eight stereotactic radiosurgery centers are structured through partnerships and USR owns between 40% and 76% of the equity interests of the consolidated partnerships. This acquisition significantly expands the Company’s nationwide footprint to 36 total radiation therapy centers, and further enables the Company to provide advanced treatment and technology to cancer patients. Following the acquisition of USR, the Company believes it will be the nation’s leading provider of stereotactic radiosurgery services with 15 dedicated centers at June 30, 2011. The preliminary purchase price consisted of $52,399 in cash (exclusive of $10,431 of cash acquired). The Company financed this acquisition using internally generated funds.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table summarizes recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash received	$10,431
Accounts receivable	4,437
Other current assets	8,055
Equipment	26,309
Goodwill	7,423
Identifiable intangible assets	74,250
Equipment debt	(25,973)
Other liabilities	(10,173)
Noncontrolling interest	(42,360)

Cash consideration paid	$52,399

As a result of this acquisition, the Company recorded goodwill of $7,423 and acquired intangible assets of $74,250, of which $66,750 was assigned to customer relationships, which are being amortized over 20 years, $4,300 was assigned to the non-compete agreement, which is being amortized over two years, and $3,200 was assigned to trademarks, which are being amortized over 20 years. The intangible assets were recorded at fair value at the acquisition date. All of the goodwill from this acquisition is being reported in the Radiation Oncology segment. A portion of the recorded goodwill and intangible assets is being amortized over 15 years for tax purposes. The fair value of noncontrolling interest related to this transaction was $42,360 as of the acquisition date. To estimate the fair value of noncontrolling interest, the Company used the Discounted Cash Flow method under the income approach and the Guideline Public Company method under the market approach. The values assigned to fixed assets, goodwill, intangible assets, equipment debt and noncontrolling interest acquired are preliminary and may be subject to adjustment as the calculations of their respective fair values are not finalized. The six months ended June 30, 2011 included three months of operations from this acquisition, including $7,581 of revenue and $526 of net income.

Pro forma information is revenue and earnings of the combined entity for the current reporting period as though the acquisition date had been as of the beginning of the respective annual reporting periods. There were no non-recurring adjustments made to the pro forma information below. The following table represents the Company’s pro forma information including USR:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenue	$128,966	$127,780	$253,790	$252,655
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$508	$(4,040)	$(1,640)	$(6,459)

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

June 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Stock Option Plans and Awards

In November 1999, the Company adopted an employee stock option plan (the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 6,325,000 shares of the Company’s common stock became available for grant. On May 30, 2007, the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 8,025,000 shares. On May 27, 2009, the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 11,025,000 shares. As of June 30, 2011, a total of 1,842,716 shares were available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant, except as noted below. All options have 10-year terms. Options granted after January 1, 2008 are time options which vest 25% each year, over four years. For options granted prior to January 1, 2008, initial stock option grants were comprised 50% of “time options” and 50% of “performance options.” The time options have a five-year vesting schedule, vesting 20% per year. The performance options cliff vest after eight years; however, in the event certain operating performance targets are met, up to 20% of the performance options may vest each year, accelerating the vesting period up to five years. During the six months ended June 30, 2011 and the year ended December 31, 2010, there were no options in which vesting was accelerated. Prior to January 1, 2008, subsequent stock options granted under the 1999 Equity Plan to employees were always time options which vest 5% in the first year, 20% in the second year and 25% in years three through five.

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

There were no stock options granted during the quarters ended June 30, 2010 and 2011.

The expected stock price volatility rates are based on a blend of the historical volatility of the Company’s common stock and peer implied volatility. The risk free interest rates are based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the weighted-average period of time that options or awards granted are expected to be outstanding, as calculated using the simplified method described in ASC 718, as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,930,925	$6.61
Granted	5,000	4.24
Exercised	(12,400)	4.19
Canceled	(177,875)	6.60

Outstanding at June 30, 2011	4,745,650	$6.61	4.92	$25

Vested and expected to vest in the future at June 30, 2011	4,558,707	$6.60	4.85	$25
Exercisable at June 30, 2011	3,573,158	$6.60	4.08	$25

The weighted average grant date fair value of options granted during the six months ended June 30, 2010 and 2011 was $2.95 per share and $2.01 per share, respectively. There were no options exercised in the quarter ended June 30, 2010. The total intrinsic value of options exercised during the quarter ended June 30, 2011 was less than $1. The total intrinsic value of options exercised during each of the six months ended June 30, 2010 and 2011 was $1. The total cash received from employees as a result of stock option exercises was $15 for the quarter ended June 30, 2011. The total cash received from employees as a result of stock option exercises was $75 and $54 for the six months ended June 30, 2010 and 2011, respectively.

The following table summarizes the Company’s unvested stock option activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	1,888,767	$3.76
Granted	5,000	2.01
Vested	(579,900)	3.83
Canceled	(141,375)	3.62

Unvested at June 30, 2011	1,172,492	$3.73

At June 30, 2011, the total unrecognized fair value share-based payment related to unvested stock options granted to both employees and non-employees was $2,552, which is expected to be recognized over a remaining weighted-average period of 1.74 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations. There were no shares vested during the quarters ended June 30, 2010 and 2011. The total fair value of shares vested during the six months ended June 30, 2010 and 2011 was $2,420, and $2,221, respectively.

Restricted Stock Awards

The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2009, the Company granted 310,000 restricted stock awards (“awards”) to certain employees and 20,000 awards to non-employees of the Company. During 2010, the Company granted 913,000

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

awards to certain employees of the Company. These awards cliff vest after one to five years provided that the employee remains continuously employed and the non-employee continues service through the issuance date. During 2011, the Company granted 279,432 awards to certain employees of the Company. Of the awards granted in 2011, 24,432 of these awards cliff vest after one year provided that the employee remains continuously employed through the issuance date, 250,000 of these awards cliff vest after three years provided that the employee remains continuously employed through the issuance date and 5,000 of these awards cliff vest after one year provided that the employee meets certain performance criteria and remains continuously employed through the issuance date. The Company grants restricted stock awards to three non-employee directors of the Company who are unaffiliated with Oaktree Capital Management, LLC (“Oaktree”) and MTS Health Investors, LLC (“MTS”) (“unaffiliated directors”). These awards to unaffiliated directors cliff vest after one year based on the unaffiliated directors’ continued service with the Company through that date. During the years ended December 31, 2009 and 2010, the Company granted restricted stock awards of 41,016 and 60,789, respectively, to unaffiliated directors. During the year ended December 31, 2009, 4,558 of these shares vested due to a change in one of the unaffiliated directors in May 2009. For the quarters ended June 30, 2010 and 2011, the Company recorded share-based payment related to restricted stock awards of $691 and $768, respectively. For the six months ended June 30, 2010 and 2011, the Company recorded share-based payment related to restricted stock awards of $1,431 and $1,433, respectively. There were no restricted stock awards granted during the quarter ended June 30, 2010. The weighted average grant date fair value of restricted stock awards granted during the quarter ended June 30, 2011 was $4.28 per share. The weighted average grant date fair value of restricted stock awards granted during the six months ended June 30, 2010 and 2011 was $5.71 and $4.26 per share, respectively.

The following table summarizes the Company’s unvested restricted stock activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	1,395,789	$5.80
Granted	279,432	4.26
Vested	(5,000)	9.26
Canceled	(70,000)	4.69

Unvested at June 30, 2011	1,600,221	$5.57

At June 30, 2011, the total unrecognized fair value share-based payment related to restricted stock awards granted to employees was $4,054, which is expected to be recognized over a remaining weighted-average period of 1.59 years. At June 30, 2011, the total unrecognized fair value share-based payment related to the restricted stock awards granted to unaffiliated directors was $120, which is expected to be recognized over a remaining weighted-average period of 0.50 years. The unaffiliated directors will each receive a restricted stock award on December 31, 2011 and each December 31 thereafter (the “Grant Date”) of the number of shares of common stock having a value equal to $80, rounded down to the nearest whole share, and calculated using the average share price of the Company’s stock over the fifteen-day period preceding the Grant Date. Such restricted stock awards will fully vest one year after the Grant Date based on the continued service of the non-employee director through the vesting date. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations.

4. Recent Accounting Pronouncements

Fair Value of Financial Instruments Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), amends ASC 820, “Fair Value Measurements and Disclosures,” to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715, “Compensation—

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Retirement Benefits,” to require that disclosures be provided by classes of assets instead of by major categories of assets. ASU 2010-06 was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which became effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the provisions of ASU 2010-06 on January 1, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s results of operations, cash flows or financial position.

ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in United States GAAP and IFRSs” (“ASU 2011-04”), amends the wording used to describe many of the requirements in United States GAAP for measuring fair value and disclosing information about fair value measurements. The amendments in ASU 2011-04 develop common fair value measurement and disclosure requirements in United States GAAP and IFRSs and improve their understandability. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s results of operations, cash flows, or financial position.

Insurance Claims and Recoveries ASU No. 2010-24, “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), clarifies that health care entities should not net insurance recoveries against related claim liability unless otherwise allowed under United States GAAP. Further, such entities should determine the claim liabilities without considering insurance recoveries. It was determined a cumulative-effect adjustment should be recognized in opening retained earnings in the period of adoption if a difference exists between any liabilities and insurance receivables recorded as a result of applying these amendments. These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The Company adopted the provisions of ASU 2010-24 on January 1, 2011. The adoption of ASU 2010-24 did not have a material impact on the Company’s results of operations, cash flows, or financial position.

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

Other Comprehensive Income ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05), improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. The amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The Company adopted the provisions of ASU 2011-05 on June 30, 2011. The adoption of ASU 2011-05 did not have a material impact on the Company’s results of operations, cash flows, or financial position.

Patient Service Revenue ASU No. 2011-07, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-07), requires certain health care entities to change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. The amendments in ASU 2011-07 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early adoption is permitted. The Company is evaluating the impact of adoption of ASU 2011-07 will have on results of operations, cash flows, and financial position.

5. Fair Value of Financial Instruments

The Company used the following methods and assumptions in estimating fair value disclosure for financial instruments:

Cash and cash equivalents The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.

Debt The fair value of the Company’s fixed-rate debt was based on open bid/ask quotations of those notes at December 31, 2010 and June 30, 2011. The carrying amount of variable-rate borrowings at June 30, 2011 approximates fair value estimated based on current market rates and credit spreads for similar debt instruments.

Derivative instruments Fair value was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2010		June 30, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$97,162	$97,162	$64,171	$64,171
Fixed-rate debt	187,809	177,650	187,956	184,300
Variable-rate debt	447,549	447,549	445,895	445,895
Derivative instruments—asset position	544	544	135	135
Derivative instruments—liability position	226	226	368	368

The Company adopted ASC 825, “Financial Instruments,” on January 1, 2008. ASC 825 applies to all assets and liabilities that are being measured and reported at fair value on a recurring basis. ASC 825 requires disclosure that establishes a framework for measuring fair value in United States GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 825 pricing levels as of December 31, 2010:

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$97,162	$97,162	$—	$—
Interest rate contracts—asset position	520	—	520	—
Interest rate contracts—liability position	226	—	226	—
Fuel swap—asset position	24	—	—	24

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 825 pricing levels as of June 30, 2011:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$64,171	$64,171	$—	$—
Interest rate contracts—asset position	135	—	135	—
Interest rate contracts—liability position	221	—	221	—
Fuel swap—liability position	147	—	—	147

The following table summarizes the Company’s fair value measurements of derivative instruments using significant unobservable inputs (Level 3):

Balance as of December 31, 2010	$24
Total gains or losses (realized/unrealized)
Included in earnings	(15)
Included in other comprehensive income	(156)

Balance as of June 30, 2011	$(147)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$24

The Company’s derivative instruments are primarily pay-fixed, receive-variable interest rate swaps and caps based on London InterBank Offered Rate (“LIBOR”) swap rate. The Company has elected to use the income approach to value these derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for interest rate swap and cap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates at commonly quoted intervals and implied volatilities for options). The Company has identified both a public and a private data source for use in valuing the Department of Energy (“DOE”) diesel fuel swap. There appears to be a difference in the pricing for diesel fuel contracts traded on NYMEX and the pricing that brokers make available to retail clients hedging changes in the DOE average national diesel fuel price as executed by the Company. As a result the Company has elected to use broker data available from its counterparty and informally corroborated by a second broker to fair value the diesel fuel swap. The June 30, 2011 over-the-counter forward rates were compared to the fixed rates executed by the Company for each forward date. The loss on each forward date was then present valued at LIBOR plus a credit spread of 3.5%. Mid-market pricing is used as a practical expedient for fair value measurements. ASC 820 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness and the Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments. For additional information please see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

6. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance at January 1, 2010	$194,243
Goodwill acquired during the period	18,242
Impairment charges (cumulative)	(19,902)
Adjustments to goodwill during the period	543

Balance at December 31, 2010	193,126
Goodwill acquired during the period	9,152
Adjustments to goodwill during the period	300

Balance at June 30, 2011	$202,578

Intangible assets consisted of the following:

	December 31, 2010			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$101,297	$(50,417)	$50,880	$168,997	$(55,786)	$113,211
Other	22,059	(12,494)	9,565	31,109	(15,060)	16,049

Total amortizing intangible assets	$123,356	$(62,911)	$60,445	$200,106	$(70,846)	$129,260

Intangible assets not subject to amortization			34,177			34,177

Total other intangible assets			$94,622			$163,437

In accordance with ASC 350, “Intangibles—Goodwill and Other,” the Company has selected to perform an annual impairment test for goodwill and indefinite life intangible assets based on the financial information as of September 30, or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company compares the fair value of its reporting units to its carrying amount to determine if there is potential impairment. The fair value of the reporting unit is determined by an income approach and a market capitalization approach. Significant management judgment is required in the forecasts of future operating results that are used in the income approach. The estimates that the Company has used are consistent with the plans and estimates that it uses to manage its business. The Company bases its fair value estimates on forecasted revenue and operating costs which include a number of factors including, but not limited to, securing new customers, retention of existing customers, growth in imaging and radiation oncology revenues and the impact of continued cost savings initiatives. However, it is possible that plans and estimates may change. The Company recognized a goodwill impairment charge of $19,902 in the Radiation Oncology segment in 2010. In 2010, in accordance with ASC 360, certain intangible assets acquired in 2007 and 2009 were determined to be impaired, and the Company recorded a charge of $16,121 in order to record these assets at fair value. No triggering events occurred during the fourth quarter of 2010 or the six months ended June 30, 2011 which required additional impairment testing based on financial information as of December 31, 2010 or June 30, 2011, respectively. In the six months ended June 30, 2011, the Company concluded that no impairment was present in its intangible assets.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

The Company uses the estimated useful life to amortize customer contracts, which is a weighted-average of 15 years. Other intangible assets subject to amortization are estimated to have a weighted-average useful life of six years. Amortization expense for intangible assets subject to amortization was $3,087 and $4,609 for the quarters ended June 30, 2010 and 2011, respectively, and $5,893 and $7,935 for the six months ended June 30, 2010 and 2011, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.

Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2011	$17,001
2012	16,890
2013	12,450
2014	10,252
2015	9,507
2016	8,479

7. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31, 2010	June 30, 2011
Accrued systems rental and maintenance costs	$2,803	$2,630
Accrued site rental fees	1,175	1,582
Accrued property and sales taxes payable	15,220	15,554
Accrued self-insurance expense	4,992	5,258
Other accrued expenses	9,459	10,338
Accrued contingent payments	3,489	1,775

Total	$37,138	$37,137

8. Long-Term Debt and Senior Subordinated Credit Facility

Long-term debt consisted of the following:

	December 31, 2010	June 30, 2011
Term loan facility	$455,400	$453,100
Discount on term loan facility of 5.88%	(7,851)	(7,205)
Senior notes	190,000	190,000
Discount on senior notes of 8.25%	(2,191)	(2,044)
Equipment debt	17,907	39,305

Long-term debt, including current portion	653,265	673,156
Less current portion	9,709	17,148

Long-term debt	$643,556	$656,008

In connection with the acquisition of USR (see Note 2 of the Notes to the Condensed Consolidated Financial Statements), the Company assumed $25,973 in equipment debt.

9. Derivatives

The Company accounts for derivative instruments and hedging activities in accordance with the provisions of ASC 815, “Derivatives and Hedging.” Management generally designates derivatives in a hedge relationship with the identified

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

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

Cash Flow Hedges

Interest Rate Cash Flow Hedges

The Company has entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the six months ended June 30, 2010 and 2011, the Company had interest rate swap and cap agreements to hedge approximately $242,719 and $157,523 of its variable rate bank debt, respectively, or 36.9% and 23.4% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $184 from accumulated other comprehensive loss to interest expense and other, net.

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

On September 15, 2008, Lehman Brothers Holdings, Inc. (“LHI”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. On October 6, 2008, Lehman Commercial Paper, Inc. (“LCPI”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. One of the Company’s 2008 swaps with a notional amount of $92,719 was with LCPI (the “Lehman Swap”). As of September 12, 2008, hedge accounting was terminated and all further changes in the fair market value of this swap were recorded in interest expense and other, net. Comprehensive income (loss) related to effective unrealized gains or losses on the fair value of the swap through September 12, 2008 remained in accumulated comprehensive income (loss) on the balance sheet and were amortized into interest expense and other, net through the first quarter of 2011, as the underlying interest payments were recognized in earnings. The swap was valued using the income approach with observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Additionally, during the first quarter of 2009, the Company entered into an additional interest rate swap agreement which had a notional amount of $56,813 that had been designated as a cash flow hedge of future interest payments associated with a portion of the Company’s variable rate bank debt (the “New 2009 Swap”). Under the terms of this agreement, which was to mature in November 2011, the Company received three-month LIBOR and paid a fixed rate of 2.07%. The net effect of the hedge was to record interest expense at a fixed rate of 4.57%, as the underlying debt incurred interest based on three-month LIBOR plus 2.50%.

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

In the second quarter of 2011, the Company acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of USR. One of the USR Swaps, which matures in October 2015, has a notional amount of $4,532 as of June 30, 2011. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap, which matures in April 2014, has a notional amount of $2,991 as of June 30, 2011. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 4.15%. The net effect of the hedge is to record interest expense at a fixed rate of 6.15%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%. As a result of the acquisition of USR, the USR Swaps were de-designated and hedge accounting was terminated and all further changes in the fair market value of these swaps are being recorded in interest expense and other, net.

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

June 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

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

Quantitative information about the Company’s derivatives’ impact on performance and operations is provided below:

	Asset Derivatives as of June 30, 2011
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$135

	Liability Derivatives as of June 30, 2011
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Diesel fuel swaps	Other liabilities	$147

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$221

The Effect of Designated Derivative Instruments on the Statement of Operations

For the Quarter Ended June 30, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(779)	Interest expense and other, net	$(1,064)	Interest expense and other, net	$—
Diesel fuel swap	(120)	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	(57)	Other (income) and expense, net	1

Total	$(899)		$(1,121)		$1

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

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

The Effect of Designated Derivative Instruments on the Statement of Operations

For the Quarter Ended June 30, 2011

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(258)	Interest expense and other, net	$8	Interest expense and other, net	$—
Diesel fuel swap	(89)	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	(24)	Other (income) and expense, net	—

Total	$(347)		$(16)		$—

The Effect of Designated Derivative Instruments on the Statement of Operations

For the Six Months Ended June 30, 2011

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(355)	Interest expense and other, net	$(210)	Interest expense and other, net	$—
Diesel fuel swap	(73)	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	15	Other (income) and expense, net	(1)

Total	$(428)		$(195)		$(1)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations

For the Quarter Ended June 30, 2011

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(27)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations

For the Six Months Ended June 30, 2011

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(83)

10. Income Taxes

For the quarter and six months ended June 30, 2010, the Company recorded an income tax benefit of $73 and $686, or 1,042.9% and 24.8%, respectively, as a result of the Company’s effective tax rates applied to pretax income (loss). For the quarter and six months ended June 30, 2011, the Company recorded an income tax benefit of $2,237 and $3,580, or 35.6% and 35.7%, respectively, as a result of the Company’s effective tax rates applied to pretax loss. The Company’s effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

As of June 30, 2011, the Company has provided a liability for $1,064 of unrecognized tax benefits related to various federal and state income tax matters. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $461.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2011, the Company had approximately $114 in accrued interest and penalties related to unrecognized tax benefits.

The Company is subject to United States federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2007 through 2010. The Company’s and its subsidiaries’ state income tax returns are open to audit under the applicable statutes of limitations for the years ended December 31, 2006 through 2010. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table sets forth the computation of basic and diluted earnings (loss) per share (amounts in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Numerator:
Net income (loss) attributable to Alliance
HealthCare Services, Inc.	$80	$(4,040)	$(2,083)	$(6,443)

Denominator:
Denominator for basic earnings per share—weighted-average shares	52,748	53,222	52,752	53,114
Effect of dilutive securities:
Employee stock options	102	—	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares	52,850	53,222	52,752	53,114

Earnings (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.00	$(0.08)	$(0.04)	$(0.12)

Diluted	$0.00	$(0.08)	$(0.04)	$(0.12)

Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	3,202	4,501	4,214	4,533
Average exercise price per share that exceeds average market price of common stock	$7.82	$6.82	$7.21	$6.82

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Historically, payments made related to these indemnifications have been immaterial. At June 30, 2011, the Company has determined that no liability is necessary related to these guarantees and indemnities.

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

13. Related-Party Transactions

On April 16, 2007, Oaktree and MTS purchased 24,501,505 shares of the Company’s common stock. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. At June 30, 2011, Oaktree and MTS owned in the aggregate approximately 51.1% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.

Revenues from management agreements with unconsolidated equity investees were $3,145 and $2,783 during the quarters ended June 30, 2010 and 2011, respectively. Revenues from management agreements with unconsolidated equity investees were $6,527 and $5,754 during the six months ended June 30, 2010 and 2011, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which are included in the management agreement revenue, who reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as costs of revenues and the reimbursement as revenue in its condensed consolidated statements of operations. For the quarters ended June 30, 2010 and 2011, the amounts of the revenues and expenses were $2,210 and $2,094, respectively. For the six months ended June 30, 2010 and 2011, the amounts of the revenues and expenses were $4,661 and $4,385, respectively.

14. Investments in Unconsolidated Investees

The Company has direct ownership in seven unconsolidated investees at June 30, 2011. The Company owns between 15% and 50% of these investees, and provides management services under agreements with four of these investees, expiring at various dates through 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Set forth below is certain financial data for Alliance-HNI, LLC and Subsidiaries, one of the Company’s unconsolidated investees:

	December 31, 2010	June 30 2011
Balance Sheet Data:
Current assets	$5,171	$5,345
Noncurrent assets	11,945	11,944
Current liabilities	4,587	5,358
Noncurrent liabilities	3,448	2,287

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Combined Operating Results:
Revenues	$4,907	$4,584	$9,812	$9,066
Expenses	3,027	2,876	6,195	5,740
Net income	1,880	1,708	3,617	3,326
Earnings from unconsolidated investee	940	856	1,810	1,655

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Set forth below is certain financial data for the aggregate of the Company’s unconsolidated investees, including Alliance-HNI, LLC and Subsidiaries:

	December 31, 2010	June 30 2011
Balance Sheet Data:
Current assets	$7,391	$9,064
Noncurrent assets	18,989	20,894
Current liabilities	6,076	7,144
Noncurrent liabilities	4,546	5,713

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Combined Operating Results:
Revenues	$6,951	$7,864	$13,850	$13,637
Expenses	4,725	6,107	9,887	9,848
Net income	2,226	1,757	3,963	3,789
Earnings from unconsolidated investees	1,071	1,031	1,978	2,020

15. Stockholders’ Equity

The following table summarizes consolidated stockholders’ equity, including noncontrolling interest.

					Additional Paid-In (Deficit) Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity Attributable to		Total Stockholders’ Equity
	Common Stock		Treasury Stock					Alliance HealthCare Services, Inc.	Noncontrolling Interest
	Shares	Amount	Shares	Amount
Balance at January 1, 2011	52,979,953	$525	(438,125)	$(2,551)	$16,062	$(669)	$(11,176)	2,191	$11,468	$13,659
Exercise of common stock options	12,400	—	—	—	52	—	—	52	—	52
Issuance of restricted stock	209,432	2	—	—	—	—	—	2	—	2
Share-based payment	—	—	—	—	2,642	—	—	2,642	—	2,642
Share-based payment income tax detriment	—	—	—	—	(76)	—	—	(76)	—	(76)
Unrealized loss on hedging transaction, net of tax	—	—	—	—	—	(201)	—	(201)	—	(201)
Acquired noncontrolling interest	—	—	—	—	—	—	—	—	42,360	42,360
Net contributions / (distributions)	—	—	—	—	—	—	—	—	(1,543)	(1,543)
Net (loss) income	—	—	—	—	—	—	(6,443)	(6,443)	2,583	(3,860)

Balance at June 30, 2011	53,201,785	$527	(438,125)	$(2,551)	$18,680	$(870)	$(17,619)	$(1,833)	$54,868	$53,035

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

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

In the third quarter of 2010, the Radiation Oncology segment met the quantitative thresholds for separate reporting. As such, management has presented segment information for the quarter and six months ended June 30, 2011, and prior period segment information has been included for comparative purposes. The Imaging segment is comprised of diagnostic imaging services including MRI, PET/CT and other imaging services. The Radiation Oncology segment is comprised of radiation oncology services. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on Revenue, Segment income and Net income (loss). The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of the Notes to the Condensed Consolidated Financial Statements. Additionally, the Company does not consider its wholesale revenue and retail revenue sources to constitute separate operating segments as discrete financial information does not exist and is not provided to the CODM.

The following table summarizes the Company’s revenue by segment:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenue
Imaging	$111,017	$107,288	$218,899	$212,697
Radiation Oncology	10,390	20,492	21,169	33,511
Corporate / Other	—	—	—	—

Total	$121,407	$127,780	$240,068	$246,208

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Segment income
Imaging	$45,488	$37,841	$89,197	$76,461
Radiation Oncology	2,791	7,682	5,623	11,561
Corporate / Other	(5,775)	(6,724)	(12,146)	(12,668)

Total	$42,504	$38,799	$82,674	$75,354

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

The reconciliation of Net loss to total segment income is shown below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$80	$(4,040)	$(2,083)	$(6,443)
Income tax expense (benefit)	(73)	(2,237)	(686)	(3,580)
Interest expense and other, net	12,819	12,000	26,123	23,735
Amortization expense	3,087	4,609	5,893	7,935
Depreciation expense	23,094	23,197	46,785	45,249
Share-based payment (included in selling, general and administrative expenses)	1,324	1,207	2,830	2,596
Noncontrolling interest in subsidiaries	1,227	1,730	1,974	2,583
Severance and related costs	81	266	543	730
Transaction costs	436	1,810	787	2,182
Other non-cash charges (included in other income and expenses, net)	429	257	508	367

Total segment income	$42,504	$38,799	$82,674	$75,354

Net income for the Imaging and Radiation Oncology segments does not include charges for interest expense, net of interest income, income taxes or certain selling, general and administrative expenses. These costs are charged against the Corporate / Other segment. The following table summarizes the Company’s net income (loss) by segment:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Net income (loss)
Imaging	$18,726	$15,833	$35,458	$30,659
Radiation Oncology	909	749	2,051	2,321
Corporate / Other	(19,555)	(20,622)	(39,592)	(39,423)

Total	$80	$(4,040)	$(2,083)	$(6,443)

The following table summarizes the Company’s identifiable assets by segment:

	As of December 31,	As of June 30,
	2010	2011
Identifiable assets
Imaging	$598,946	$575,019
Radiation Oncology	74,546	198,500
Corporate/ Other	142,709	111,889

Total	$816,201	$885,408

The following table summarizes the Company’s goodwill by segment:

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

	As of December 31, 2010	As of June 30, 2011
Goodwill
Imaging	$192,628	$194,657
Radiation Oncology	498	7,921
Corporate/Other	—	—

Total	$193,126	$202,578

The increases in goodwill in the Imaging and Oncology segments were due to the acquisitions of 24/7 RAD and USR, respectively, which were completed in the quarter ended June 30, 2011. For more information please refer to Notes 2 and 6 of the Notes to the Condensed Consolidated Financial Statements.

Capital expenditures in the Imaging segment and the Radiation Oncology segment were $6,878 and $1,149, respectively, for the quarter ending June 30, 2010, and $25,562 and $2,670, respectively, for the six months ending June 30, 2010. Capital expenditures in the Imaging segment and the Radiation Oncology segment were $10,704 and $462, respectively, for the quarter ending June 30, 2011, and $20,206 and $873, respectively, for the six months ending June 30, 2011.

17. Subsequent Events

On August 4, 2011, the Company’s Board of Directors approved a restructuring plan, including a significant organizational restructure, as well as a cost savings and efficiency initiative. This restructure will be initiated in the third quarter of 2011. Annualized potential cost savings in cost of revenues and selling, general and administrative expenses are expected to total $20,000 to $25,000 over a period of approximately two years. Of the total estimated savings, approximately $10,000 in annualized savings is expected to be implemented by the end of the third quarter, with an additional $5,000 in annualized savings to be implemented by the end of the first quarter of 2012. The Company expects to incur approximately $4,700 in severance and related costs associated with this cost savings plan during the six months ending December 31, 2011. The Company expects $4,300 of these costs to be paid in cash.

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

MRI, PET/CT and radiation oncology services generated 43%, 35% and 14% of our revenue, respectively, for the six months ended June 30, 2011 and 45%, 40% and 9% of our revenue, respectively, for the six months ended June 30, 2010. Our remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (“CT”) and management contract revenue. We had 571 diagnostic imaging and radiation oncology systems, including 304 MRI systems and 127 positron emission tomography (“PET”) or PET/CT systems and served over 1,000 clients in 46 states at June 30, 2011. We operated 138 fixed-site imaging centers (three in unconsolidated joint ventures) at June 30, 2011, which constitute systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups’ offices, and free-standing fixed-site imaging centers, which include systems installed in a medical office building, ambulatory surgical center, or other retail space. Of the 138 fixed-site imaging centers, 107 were MRI fixed-site imaging centers, 21 were PET or PET/CT fixed-site imaging centers, seven were other modality fixed-site imaging centers and three were in unconsolidated joint ventures. We also operated 36 radiation oncology centers and stereotactic radiosurgery facilities (including three radiation oncology centers in unconsolidated joint ventures) at June 30, 2011.

Approximately 79% and 81% of our revenues for the six months ended June 30, 2011 and 2010, respectively, were generated by providing services to hospitals and other healthcare providers, which we refer to as wholesale revenues. Our wholesale revenues are typically generated from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients’ receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases their own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Pricing is also affected by competitive pressures.

Approximately 21% and 19% of our revenues for the six months ended June 30, 2011 and 2010, respectively, were generated by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as retail revenue. Our revenue from these sites is generated from direct billings to patients or their third-party payors, including Medicare, which are recorded net of contractual discounts and other arrangements for providing services at discounted prices. We typically charge a higher price per scan under retail billing than we do under wholesale billing.

Fixed-site imaging centers and radiation oncology centers can be structured as either wholesale or retail arrangements. Our wholesale contracts for radiation oncology services average approximately 10 to 20 years in length. Revenues from these centers are included in either our wholesale or retail revenues.

With respect to our retail business, for services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene. In the past, when the application of the statutory formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. For 2011, the Centers for Medicare and Medicaid Services (“CMS”) projected a rate reduction of 6.1% under the statutory formula (assuming that the projected 21.2% rate reduction for 2010 was implemented). The Medicare and Medicaid Extenders Act of 2010, which was signed into law on December 15, 2010, froze the 2010 update through 2011. Because CMS was required to make its other changes to the Medicare Physician Fee Schedule (discussed below) budget neutral, CMS made a downward adjustment to what is known as the “conversion factor,” which translates values in dollar amounts. Whereas the conversion factor for the end of 2010 was $36.8729, it is $33.9764 for 2011. President Obama’s budget for fiscal year 2012 includes measures that would freeze the update factor for an additional two years. In its March 2011 Report to Congress, the Medicare Payment Advisory Commission (“MedPAC”) recommended an increase of 1% for 2012. At this time, we do not believe the 2011 change or the proposals, if adopted, will have a material impact on our business. For 2012, CMS projects a rate reduction of 29.5% from 2011 if the negative update factor is implemented. If Congress fails to intervene to prevent the negative update factor in 2012 and in future years through either another temporary measure or a permanent revision to the statutory formula, the resulting decrease in payment will adversely impact our revenues and results of operations.

For retail services furnished on or after July 1, 2010, CMS began implementing a 50% reduction in reimbursement for multiple images on contiguous body parts, as mandated by the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”). This is a 25% increase from prior years. In its final Medicare Physician Fee Schedule rule for calendar year 2011, effective January 1, 2011, CMS will apply the same reduction to certain CT and CT angiography (“CTA”), MRI and MR angiography (“MRA”), and ultrasound services furnished to the same patient in the same session, regardless of the imaging modality, and not limited to contiguous body areas. CMS projects that the final rule will reduce payment for 20% more services than the current multiple procedure payment reduction policy. CMS expects that the 2011 final rule will primarily reduce payments for radiology services and to freestanding diagnostic imaging centers, such as our retail business. For 2012, CMS proposes to extend this policy to the physician reviews of these imaging services by reducing the professional payments to the specialties of radiology and interventional radiology. CMS is also seeking public comments on whether to apply the multiple images reduction policy to all imaging services and diagnostic tests. At this time, we do not believe that these multiple procedure payment reductions will have a material impact on our future retail revenues.

Other recent regulatory updates to the Physician Fee Schedule included reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the previous 50% usage rate to a 90% usage rate. This utilization change, which is being phased in over a four-year period beginning 2010, applies to MRI and CT scans, but not for radiation therapy and other therapeutic equipment. The PPACA superseded CMS’s assumed usage rate for such equipment and, beginning on January 1, 2011, CMS uses a 75% utilization rate. For 2011, CMS also finalized its proposed rule to expand the list of services to which the higher equipment utilization rate assumption applies to include certain diagnostic CTA and MRA procedures using similar CT and MRI scanners that cost more than $1 million. At this time, we estimate that the new usage assumptions for MRI and CT scans under the PPACA, which became effective on January 1, 2011, will not have a material impact on our future retail revenues.

Regulatory changes in the 2010 Medicare Physician Fee Schedule included other transitioned payment rates impacting radiology and other services we provide. Also effective January 1, 2011, CMS made further adjustments to the fee schedule so that specialties that have a higher proportion of the payment rate attributable to operating expenses such as equipment and supplies, which include radiation oncology, will experience an increase in aggregate payments. In addition, as a result of adjustments to codes identified to be misvalued, radiation oncology specialties and suppliers providing the technical component of diagnostic tests are among the entities that will experience decreases in aggregate payment. Some of these changes will be transitioned, and CMS estimates that the impact for 2011 (which include the changes in the equipment utilization rate discussed above as well as the expanded multiple procedure payment reductions for certain imaging services) will be a 1% reduction in radiation oncology, 10% reduction in radiology, 4% reduction in nuclear medicine and 15% reduction for all suppliers providing the technical component of diagnostic tests generally. To date these changes have not had a material impact on our retail revenues.

For 2012, CMS estimates that the impact (which includes the proposed expansion of the current 50% multiple procedure payment reduction policy to the professional component of certain imaging services) will be a 4% reduction in radiation oncology, 4% reduction in radiology, 3% reduction in nuclear medicine and 3% reduction for all suppliers providing the technical component of diagnostic tests generally. These estimated impacts are calculated prior to the application of the negative update factor discussed above. At this time, we do not believe that the proposed regulatory changes will have a material impact on our future retail revenues.

In addition to annual updates to the Medicare Physician Fee Schedule, as indicated above, CMS also publishes regulatory changes to the hospital outpatient prospective payment system (“HOPPS”) on an annual basis. These payments are the amounts received by our hospital clients for hospital outpatient services and summarized in the table below:

	2008 Payment	2009 Payment	2010 Payment	2011 Payment	Proposed 2012 Payments
Nonmyocardial PET and PET/CT scan	$1,057	$1,037	$1,037	$1,042	$1,015

Myocardial PET scan	$1,400	$1,157	$1,433	$1,107	$921

Stereotactic radiosurgery treatment delivery systems (depending on the level of service)	$1,057 -$8,055	$952 -$7,642	$963 -$7,344	$977 -$7,661	$864 - $7,368

The PET and PET/CT Medicare HOPPS rate reductions did not have a material negative effect on revenue and earnings in 2009, 2010 or the first six months of 2011. At this time, however, we cannot predict the impact of future rate reductions on our future revenues or business.

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

In addition, we cannot predict the full extent of the PPACA on our business. The reform law substantially changes the way health care is financed by both governmental and private insurers. Although certain provisions may negatively impact payment rates for certain imaging services, the PPACA also extends coverage to approximately 32 million previously uninsured people which may result in an increase in the demand for our services. A number of states have challenged the constitutionality of certain provisions of the PPACA, and many of these challenges are still pending final adjudication in several jurisdictions. Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. At this time, it remains unclear whether there will be any changes made to the PPACA, whether to certain provisions or its entirety. Moreover, other legislative changes have been proposed and adopted since the PPACA was enacted. Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. In the event that the Joint Select Committee is unable to achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021 or Congress does not act on the committee’s recommendation, without amendment, by December 23, 2011, an automatic reduction is triggered. These automatic cuts would be made to several government programs and, with respect to Medicare, would include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. The full impact on our business of the PPACA and the new law is uncertain. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for our services.

We have experienced and continue to experience an increase in the competitive climate in the MRI industry, and more recently in the PET/CT industry, resulting in an increase in activity by original equipment manufacturers, or OEMs, selling systems directly to certain of our clients, as well as medical groups. Typically, OEMs target our higher scan volume clients. This increase in activity by OEMs has resulted in overcapacity of systems in the marketplace. Further, an increase in aggressive pricing by our competitors has placed pressure on our MRI and PET/CT pricing. This has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We replace lost higher volume clients typically with lower volume clients. Our non scan-based MRI business has been impacted by a decline in the number of hospital construction projects, driven by a decrease in new MRI systems being added by hospitals in their facilities and a decrease in the number of equipment upgrades occurring in the hospital market. However, our non scan-based MRI revenues were relatively stable in the first six months of 2010 compared to the first six months of 2011. Additionally, a growing number of medical groups have added imaging capacity within their practice setting which further increases competition in the industry. Our MRI and PET/CT revenues decreased in the first six months of 2011 compared to 2010 due to the factors described above, and we believe that MRI and PET/CT revenues will continue to be under pressure in future years due to the factors described above.

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies which continued into 2011 and have not fully recovered. Continued concerns about the systemic impact of potential long-term and wide-spread recession, inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased market volatility and diminished expectations for the United States economy. Recently, Standard & Poors downgraded the credit rating of the United States Federal government and Moody’s Investor Services placed the credit rating of the United States Federal government on negative watch for possible downgrading. These conditions, combined with volatile oil prices, declining business and consumer confidence, increased unemployment, increased tax rates and governmental budget deficits and debt levels have contributed to volatility of unprecedented levels. We believe our MRI and PET/CT scan volumes have been impacted during 2010 and the first six months of 2011 and will continue to be impacted in the remainder of 2011 by high unemployment rates, the number of under-insured or uninsured patients, the reported decline in physician office visits, hospitals adding imaging services in order to enhance hospital profitability and other conditions arising from the global economic conditions described above. At this time, we cannot quantify the impact this might have on our future revenues or business.

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

The principal components of our cost of revenues are compensation paid to technologists, therapists and drivers, system maintenance costs, medical supplies, system transportation, technologists’ travel costs and professional costs related to the delivery of radiation therapy and professional radiology interpretation services. Because a majority of these expenses are fixed, increased revenues as a result of higher scan volumes per system significantly improves our margins while lower scan volumes result in lower margins.

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

On August 4, 2011, our Board of Directors approved a restructuring plan, including a significant organizational restructure, as well as a cost savings and efficiency initiative. This restructure will be initiated in the third quarter of 2011. Annualized potential cost savings in cost of revenues and selling, general and administrative expenses are expected to total $20.0 million to $25.0 million over a period of approximately two years. Of the total estimated savings, approximately $10.0 million in annualized savings is expected to be implemented by the end of the third quarter, with an additional $5.0 million in annualized savings to be implemented by the end of the first quarter of 2012. We expect to incur approximately $4.7 million in severance and related costs associated with this cost savings plan during the six months ending December 31, 2011. We expect $4.3 million of these costs to be paid in cash.

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

Results of Operations

The following table shows our consolidated statements of operations as a percentage of revenues for each of the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of revenues, excluding depreciation and amortization	53.7	55.9	54.3	56.4
Selling, general and administrative expenses	13.6	15.6	13.6	15.0
Transaction costs	0.4	1.4	0.3	0.9
Severance and related costs	0.1	0.2	0.2	0.3
Depreciation expense	19.0	18.2	19.5	18.4
Amortization expense	2.5	3.6	2.5	3.2
Interest expense and other, net	10.6	9.4	10.9	9.6
Other (income) and expense, net	—	0.1	(0.1)	0.1

Total costs and expenses	99.9	104.4	101.2	103.9

Income (loss) before income taxes (benefit), earnings from unconsolidated investees and noncontrolling interest	0.1	(4.4)	(1.2)	(3.9)
Income tax benefit	(0.1)	(1.8)	(0.3)	(1.5)
Earnings from unconsolidated investees	(0.9)	(0.8)	(0.8)	(0.8)

Net income (loss)	1.1	(1.8)	(0.1)	(1.6)
Less: Net income attributable to noncontrolling interest, net of tax	(1.0)	(1.4)	(0.8)	(1.0)

Net income (loss) attributable to Alliance HealthCare Services, Inc.	0.1%	(3.2)%	(0.9)%	(2.6)%

The table below provides MRI statistical information for each of the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
MRI statistics
Average number of total systems	275.0	287.6	274.7	288.4
Average number of scan-based systems	235.5	243.9	234.3	244.1
Scans per system per day (scan-based systems)	8.41	8.08	8.31	8.07
Total number of scan-based MRI scans	129,241	126,674	251,821	252,427
Price per scan	$380.29	$373.56	$385.17	$373.88

The table below provides PET and PET/CT statistical information for each of the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
PET and PET/CT statistics
Average number of systems	119.3	121.3	119.2	120.8
Scans per system per day	5.74	5.32	5.77	5.39
Total number of PET and PET/CT scans	44,569	41,490	88,800	83,143
Price per scan	$1,066	$1,020	$1,070	$1,027

The table below provides Radiation oncology statistical information for each of the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Radiation oncology statistics
Linac treatments	19,171	23,649	37,696	47,081
Cyberknife patients	199	533	361	672

Following are the components of revenue (in millions) for each of the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Total MRI revenue	$54.1	$52.5	$107.1	$105.0
PET/CT revenue	48.3	42.8	96.6	86.3
Radiation oncology revenue	10.4	20.4	21.2	33.5
Other modalities and other revenue	8.6	12.1	15.2	21.4

Total	$121.4	$127.8	$240.1	$246.2

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Total fixed-site imaging center revenue (in millions)	$29.1	$31.2	$56.5	$61.9

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

Revenue increased $6.4 million, or 5.2%, to $127.8 million in the second quarter of 2011 compared to $121.4 million in the second quarter of 2010 due to an increase in radiation oncology revenue and other modalities and other revenue, partially offset by a decrease in PET/CT revenues and MRI revenues. Radiation oncology revenue increased $10.0 million, or 97.2%, to $20.4 million in the second quarter of 2011 compared to $10.4 million in the second quarter of 2010, primarily due to revenue related to the acquisition of US Radiosurgery, LLC (“USR”), acquisitions in Pine Bluff, Arkansas and Hazleton, Pennsylvania and an increase in treatments performed in our core radiation oncology business. Other modalities and other revenue increased $3.5 million, or 38.9%, to $12.1 million in the second quarter of 2011 compared to $8.6 million in the second quarter of 2010, primarily due to the acquisition of 24/7 Radiology (“24/7 RAD”). PET/CT revenue in the second quarter of 2011 decreased $5.5 million, or 11.3%, compared to the second quarter of 2010. Total PET and PET/CT scan volumes decreased 6.9% to 41,490 scans in the second quarter of 2011 from 44,569 scans in the second quarter of 2010, primarily due to a decrease in client demand, the persistent high rate of unemployment and the number of uninsured and under-insured patients. Scans per system per day decreased 7.3% to 5.32 scans per system per day in the second quarter of 2011 from 5.74 scans per system per day in the second quarter of 2010. The average price per PET and PET/CT scan decreased to $1,020 per scan in the second quarter of 2011 compared to $1,066 per scan in the second quarter of 2010. The decline in the average price per PET and PET/CT scan is primarily due to reimbursement and greater than expected competitive pricing pressures. The average number of PET and PET/CT systems in service increased to 121.3 systems in the second quarter of 2011 from 119.3 systems in the second quarter of 2010. MRI revenue decreased $1.6 million in the second quarter of 2011, or 3.0%. Scan-based MRI revenue decreased $1.8 million in the second quarter of

2011, or 3.7%, compared to the second quarter of 2010, to $47.3 million in the second quarter of 2011 from $49.1 million in the second quarter of 2010. Scan-based MRI scan volume decreased 2.0% to 126,674 scans in the second quarter of 2011 from 129,241 scans in the second quarter of 2010, primarily due to a decrease in client demand, the persistent high rate of unemployment and the number of uninsured and under-insured patients. The average price per MRI scan decreased to $373.56 per scan in the second quarter of 2011 from $380.29 per scan in the second quarter of 2010. The decline in the average price per MRI scan is primarily due to greater than expected competitive pricing pressure. Average scans per system per day decreased by 3.9% to 8.08 in the second quarter of 2011 from 8.41 in the second quarter of 2010. The average number of scan-based systems in service increased to 243.9 systems in the second quarter of 2011 from 235.5 systems in the second quarter of 2010. Non scan-based MRI revenue increased $0.2 million in the second quarter of 2011 over the same period in 2010 primarily due to an increase in the number of hospital construction projects and an increase in the number of equipment upgrades occurring in the hospital market, both of which impact the demand for our non scan-based MRI business. Included in the revenue totals above is fixed-site imaging center revenues, which increased $2.1 million, or 7.4%, to $31.2 million in the second quarter of 2011 from $29.1 million in the second quarter of 2010.

We had 304 MRI systems at June 30, 2011, compared to 294 MRI systems at June 30, 2010. We had 127 PET and PET/CT systems at June 30, 2011, compared to 125 PET and PET/CT systems at June 30, 2010. We operated 138 fixed-site imaging centers (including three in unconsolidated investees) at June 30, 2011, compared to 120 fixed-site imaging centers (including three in unconsolidated investees) at June 30, 2010. We operated 36 radiation oncology centers (including three in unconsolidated investees) at June 30, 2011, compared to 25 radiation oncology centers (including two in unconsolidated investees) at June 30, 2010.

Cost of revenues, excluding depreciation and amortization, increased $6.3 million, or 9.5%, to $71.4 million in the second quarter of 2011 compared to $65.2 million in the second quarter of 2010. Compensation and related employee expenses increased $2.4 million, or 8.1%, primarily as a result of an increase in headcount in our oncology division, primarily related to the acquisition of USR and oncology operational management, as well as an increase in headcount to support professional radiology interpretation services. Outside medical services increased $2.0 million, or 45.9%, primarily as a result of an increase in professional services in our oncology division, including radiation oncologists and physics costs, and an increase in professional services related to the acquisition of 24/7 RAD. Maintenance and related costs increased $1.8 million, or 12.0%, due to an increase in service costs related to an increase in the number of MRI, PET/CT and radiation oncology systems in operation, specifically cyberknife equipment, which has a high average monthly service contract cost and an increase in maintenance costs due to an aging imaging division fleet. Fuel expenses increased $0.3 million, or 18.9%, primarily due to an increase in the average price per gallon of diesel fuel. All other cost of revenues, excluding depreciation and amortization, decreased $0.3 million, or 1.1%. Cost of revenues, as a percentage of revenue, increased to 55.9% in the second quarter of 2011 from 53.7% in the second quarter of 2010 as a result of the factors described above.

Selling, general and administrative expenses increased $3.4 million, or 20.5%, to $19.9 million in the second quarter of 2011 compared to $16.5 million in the second quarter of 2010. Compensation and related employee expenses increased $1.4 million, or 13.2%, primarily as a result of investments in the infrastructure of the oncology division, professional radiology services, and women’s breast healthcare services. The provision for doubtful accounts increased $1.0 million, or 220.4%, primarily due to the collection of aged accounts receivable during the second quarter of 2010. The provision for doubtful accounts as a percentage of revenue was 1.1% in the second quarter of 2011 compared to 0.4% of revenue in the second quarter of 2010. Professional services expenses increased $0.4 million, or 26.1%, due to an increase in legal and other professional fees. All other selling, general and administrative expenses increased $0.6 million, or 14.7%. Selling, general and administrative expenses as a percentage of revenue were 15.6% and 13.6% in the second quarters of 2011 and 2010, respectively.

Transaction costs increased $1.4 million, or 315.0% to $1.8 million in the second quarter of 2011 compared to $0.4 million in the second quarter of 2010 due to increased acquisition activity.

Severance and related costs increased $0.2 million, or 227.6% to $0.3 million in the second quarter of 2011 compared to $0.1 million in the second quarter of 2010.

Depreciation expense decreased $0.1 million, or 0.4%, to $23.2 million in the second quarter of 2011 compared to $23.1 million in the second quarter of 2010.

Amortization expense increased $1.5 million, or 49.3%, to $4.6 million in the second quarter of 2011 compared to $3.1 million in the second quarter of 2010, primarily due to the incremental amortization expense for intangible assets acquired in conjunction with our acquisitions in the second quarter of 2011.

Interest expense and other, net decreased $0.8 million, or 6.4%, to $12.0 million in the second quarter of 2011 compared to $12.8 million in the second quarter of 2010, primarily due to a $0.4 million expense from a non-cash fair value adjustment recorded in the second quarter of 2010 related to our interest rate swap agreements and lower average interest rates in 2011 on our credit facility.

Income tax benefit was $2.2 million in the second quarter of 2011 compared to $0.1 million in the second quarter of 2010, resulting in effective tax rates of 35.6% and (1,042.9)%, respectively. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

Earnings from unconsolidated investees decreased $0.1 million, or 3.8%, to $1.0 million in the second quarter of 2011 compared to $1.1 million in the second quarter of 2010.

Net income attributable to noncontrolling interest increased $0.5 million, or 40.9%, to $1.7 million in the second quarter of 2011 compared to $1.2 million in the second quarter of 2010, primarily due to the acquisition of USR.

Net loss attributable to Alliance HealthCare Services, Inc. was $4.0 million, or $(0.08) per share on a diluted basis, in the second quarter of 2011 compared to net income of $0.1 million, or $0.00 per share on a diluted basis, in the second quarter of 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue increased $6.1 million, or 2.6%, to $246.1 million in the first six months of 2011 compared to $240.1 million in the first six months of 2010 due to an increase in radiation oncology revenue and other modalities and other revenue, partially offset by a decrease in PET/CT revenues and MRI revenues. Radiation oncology revenue increased $12.3 million, or 58.3%, to $33.5 million in the first six months of 2011 compared to $21.2 million in the first six months of 2010, primarily due to revenue related to the acquisition of USR, acquisitions in Pine Bluff, Arkansas and Hazleton, Pennsylvania and an increase in treatments performed in our core radiation oncology business. Other modalities and other revenue increased $6.2 million, or 40.6%, to $21.4 million in the first six months of 2011 compared to $15.2 million in the first six months of 2010, primarily due to the acquisitions of Radiology 24/7, LLC (“RAD 24/7”) and 24/7 RAD. PET/CT revenue in the first six months of 2011 decreased $10.3 million, or 10.6%, compared to the first six months of 2010. Total PET and PET/CT scan volumes decreased 6.4% to 83,143 scans in the first six months of 2011 from 88,800 scans in the first six months of 2010, primarily due to a decrease in client demand, the persistent high rate of unemployment and the number of uninsured and under-insured patients. Scans per system per day decreased 6.6% to 5.39 scans per system per day in the first six months of 2011 from 5.77 scans per system per day in the first six months of 2010. The average price per PET and PET/CT scan decreased to $1,027 per scan in the first six months of 2011 compared to $1,070 per scan in the first six months of 2010. The decline in the average price per PET and PET/CT scan is primarily due to reimbursement and greater than expected competitive pricing pressures. The average number of PET and PET/CT systems in service increased to 120.8 systems in the first six months of 2011 from 119.2 systems in the first six months of 2010. MRI revenue decreased $2.1 million in the first six months of 2011, or 2.0%. Scan-based MRI revenue decreased $2.6 million in the first six months of 2011, or 2.7%, compared to the first six months of 2010, to $94.4 million in the first six months of 2011 from $97.0 million in the first six months of 2010. The average price per MRI scan decreased to $373.88 per scan in the first six months of 2011 from $385.17 per scan in the first six months of 2010. The decline in the average price per MRI scan is primarily due to greater than expected competitive pricing pressure. Average scans per system per day decreased by 2.9% to 8.07 in the first six months of 2011 from 8.31 in the first six months of 2010. The average number of scan-based systems in service increased to 244.1 systems in the first six months of 2011 from 234.3 systems in the first six months of 2010. Scan-based MRI scan volume increased 0.2% to 252,427 scans in the first six months of 2011 from 251,821 scans in the first six months of 2010. Non scan-based MRI revenue increased $0.5 million in the first six months of 2011 over the same period in 2010 primarily due to an increase in the number of hospital construction projects and an increase in the number of equipment upgrades occurring in the hospital market, both of which impact the demand for our non scan-based MRI business. Included in the revenue totals above is fixed-site imaging center revenues, which increased $5.4 million, or 9.5%, to $61.9 million in the first six months of 2011 from $56.5 million in the first six months of 2010.

We had 304 MRI systems at June 30, 2011, compared to 294 MRI systems at June 30, 2010. We had 127 PET and PET/CT systems at June 30, 2011, compared to 125 PET and PET/CT systems at June 30, 2010. We operated 138 fixed-site imaging centers (including three in unconsolidated investees) at June 30, 2011, compared to 120 fixed-site imaging centers (including three in unconsolidated investees) at June 30, 2010. We operated 36 radiation oncology centers (including three in unconsolidated investees) at June 30, 2011, compared to 25 radiation oncology centers (including two in unconsolidated investees) at June 30, 2010.

Cost of revenues, excluding depreciation and amortization, increased $8.4 million, or 6.4%, to $138.8 million in the first six months of 2011 compared to $130.4 million in the first six months of 2010. Outside medical services increased $4.3 million, or 60.0%, primarily as a result of an increase in professional services in our oncology division, including radiation oncologists and physics costs, and an increase in professional services related to the acquisitions of RAD 24/7 and 24/7 RAD. Compensation and related employee expenses increased $2.3 million, or 3.9%, primarily as a result of an increase in headcount in our oncology division, primarily related to the acquisition of USR and oncology operational management, as well as an increase in headcount to support professional radiology interpretation services. Maintenance and related costs increased $1.9 million, or 6.6%, due to an increase in service costs related to an increase in the number of MRI, PET/CT and radiation oncology systems in operation, specifically cyberknife equipment, which has a high average monthly service contract cost and an increase in maintenance costs due to an aging imaging division fleet. Fuel expenses increased $0.5 million, or 14.7%, primarily due to an increase in the average price per gallon of diesel fuel. Medical supplies decreased $1.0 million, or 7.9%, primarily as a result of a decrease in the number of PET and PET/CT scans, which use a radiopharmaceutical as a component of the PET and PET/CT scan. All other cost of revenues, excluding depreciation and amortization, increased $0.4 million, or 2.7%. Cost of revenues, as a percentage of revenue, increased to 56.4% in the first six months of 2011 from 54.3% in the first six months of 2010 as a result of the factors described above.

Selling, general and administrative expenses increased $4.4 million, or 13.2%, to $37.0 million in the first six months of 2011 compared to $32.6 million in the first six months of 2010. Compensation and related employee expenses increased $2.2 million, or 10.9%, primarily as a result of investments in the infrastructure of the oncology division, professional radiology services, and women’s breast healthcare services. The provision for doubtful accounts increased $1.4 million, or 463.8%, primarily due to the collection of aged accounts receivable during the first six months quarter of 2010. The provision for doubtful accounts as a percentage of revenue was 0.7% in the first six months of 2011 compared to 0.1% of revenue in the first six months of 2010. Professional services expenses increased $0.3 million, or 4.8%, due to an increase in legal and other professional fees. All other selling, general and administrative expenses increased $0.5 million, or 6.9%. Selling, general and administrative expenses as a percentage of revenue were 15.0% and 13.6% in the first six months of 2011 and 2010, respectively.

Transaction costs increased $1.4 million, or 177.2% to of $2.2 million in the first six months of 2011 compared to $0.8 million in the first six months of 2010 due to increased acquisition activity.

Severance and related costs increased $0.2 million, or 34.4% to $0.7 million in the first six months of 2011 compared to $0.5 million in the first six months of 2010.

Depreciation expense decreased $1.6 million, or 3.3%, to $45.2 million in the first six months of 2011 compared to $46.8 million in the first six months of 2010.

Amortization expense increased $2.0 million, or 34.6%, to $7.9 million in the first six months of 2011 compared to $5.9 million in the first six months of 2010, primarily due to the incremental amortization expense for intangible assets acquired in conjunction with our acquisitions in the second, third and fourth quarters of 2010 and the second quarter of 2011.

Interest expense and other, net decreased $2.4 million, or 9.1%, to $23.7 million in the first six months of 2011 compared to $26.1 million in the first six months of 2010, primarily due to a $1.3 million expense from a non-cash fair value adjustment recorded in the first six months of 2010 related to our interest rate swap agreements and lower average interest rates in 2011 on our credit facility.

Income tax benefit was $3.6 million in the first six months of 2011 compared to $0.7 million in the first six months of 2010, resulting in effective tax rates of 35.7% and 24.8%, respectively. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

We recorded earnings from unconsolidated investees of $2.0 million in the first six months of 2011 and 2010.

Net income attributable to noncontrolling interest increased $0.6 million, or 30.8%, to $2.6 million in the first six months of 2011 compared to $2.0 million in the first six months of 2010, primarily due to the acquisition of USR.

Net loss attributable to Alliance HealthCare Services, Inc. was $6.4 million, or $(0.12) per share on a diluted basis, in the first six months of 2011 compared to $2.1 million, or $(0.04) per share on a diluted basis, in the first six months of 2010.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $46.7 million and $52.5 million of cash flow from operating activities in the first six months of 2011 and 2010, respectively. Our ability to generate cash flow is affected by numerous factors, including volume and price for MRI, PET/CT, other diagnostic imaging and radiation oncology services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts increased by $1.4 million in the first six months of 2011 compared to the first six months of 2010. Our number of days of revenue outstanding for our accounts receivable was 53 days and 50 days as of June 30, 2011 and 2010, respectively, which we believe is favorable compared to other diagnostic imaging and radiation oncology providers. We have experienced some delay in the collections of our receivables, primarily from hospital wholesale clients more tightly managing their cash flow. In addition, as of June 30, 2011, we had $114.8 million of available borrowings under our revolving line of credit, which matures in December 2014.

We used cash of $69.5 million and $54.0 million for investing activities in the quarters ended June 30, 2011 and 2010, respectively. Investing activities in the first six months of 2011 and 2010 include $46.7 million and $22.7 million, respectively, which was used for acquisitions. Investing activities in the first six months of 2011 and 2010 also include $0.3 million and $0.5 million, respectively, in cash provided by a decrease in cash in escrow. We expect to continue to use cash in the future. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We incur capital expenditures for the purposes of:

•	purchasing new systems;

•	replacing less advanced systems with new systems; and

•	providing upgrades of our MRI, PET and PET/CT, and radiation oncology systems and upgrading our corporate infrastructure for future growth.

Capital expenditures totaled $21.1 million and $28.2 million in the six months ended June 30, 2011 and 2010, respectively. During the first six months of 2011, we purchased five MRI systems and one PET/CT system. We traded-in or sold a total of six systems during the six months ended June 30, 2011. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2011 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit, and equipment leases. Based upon the client demand described above, which dictates the type of equipment purchased, we expect cash capital expenditures to total approximately $35.0 million to $45.0 million in 2011.

At June 30, 2011, we had cash and cash equivalents of $64.2 million. This available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At June 30, 2011, we had $58.1 million in our accounts that are with third party financial institutions which exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient to fund anticipated capital expenditures of $35.0 million to $45.0 million in 2011 and make required payments of principal and interest on our debt and other contracts for at least the next twelve months.

As of June 30, 2011, we are in compliance with all covenants contained in our long-term debt agreements. Among other covenants, our credit facility contains financial covenants requiring us to maintain a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 4.75 to 1.00 through March 31, 2011, 4.50 to 1.00 from April 1, 2011 through March 31, 2012, 4.25 to 1.00 from April 1, 2012 to March 31, 2013 and 4.00 to 1.00 April 1, 2013 through the end of the agreement. As of June 30, 2011, our consolidated total debt to consolidated adjusted EBITDA was 4.48 to 1.00. If we are unable to generate sufficient Consolidated Adjusted EBITDA, as defined in our credit agreement, or manage our indebtedness to sufficient levels, we could fall out of compliance with this covenant. Voluntary prepayments are permitted in whole or in part without premium or penalty. We have not made voluntary prepayments on our term loan, but may make voluntary prepayments if necessary to maintain compliance with our covenants. If we determine that our forecasted Consolidated Adjusted EBITDA may be insufficient to maintain compliance with our financial maintenance covenants, we will seek to amend the financial maintenance covenants in our Credit Agreement. We cannot assure you that we will be able to amend these covenants. If we are not able to meet our financial maintenance covenants, we will be in default under our term loan and we will not be able to borrow amounts under our revolving credit facility, and our outstanding debt may become immediately due and payable.

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

During the first quarter of 2008, we entered into two interest rate swap agreements with notional amounts of $92.7 million each, to hedge future cash interest payments associated with a portion of our variable rate bank debt (the “2008 swaps”). Under the terms of these agreements, we received three-month London InterBank Offered Rate (“LIBOR”) and paid a fixed rate of 3.15%. The net effect of the hedges was to record interest expense at a fixed rate of 5.65%, as the underlying debt incurred interest based on three-month LIBOR plus 2.50%. The 2008 swaps were three years in length and set to mature in 2011. See below for additional information regarding the 2008 swaps. As discussed below, we elected to terminate and replace one of the 2008 swaps in the first quarter of 2009.

On September 15, 2008, LHI filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. On October 6, 2008, LCPI filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. One of our 2008 swaps with a notional amount of $92.7 million, which expired January 31, 2011, was with LCPI (“the Lehman Swap”). As of September 12, 2008 hedge accounting was terminated and all further changes in the fair market value of the Lehman Swap were recorded in interest expense and other. Comprehensive income (loss) related to effective unrealized gains or losses on the fair value of the Lehman Swap through September 12, 2008 remained in accumulated comprehensive income (loss) on the balance sheet and were amortized into interest expense and other, net through the first quarter of 2011, as the underlying interest payments were recognized in earnings. The Lehman Swap was valued using the income approach with observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount. The fair market value of the Lehman Swap at September 30, 2008 was an asset of $0.7 million, which was adjusted to zero as collectability was deemed uncertain due to the LHI bankruptcy filing. We included the write down of the asset in interest expense and other for the year ended December 31, 2008. For the last three quarters of 2008, we included $2.4 million in interest expense and other, net related to the fair value adjustment for this swap as we did not expect LCPI to fulfill their obligations under the swap agreement. As a result, we terminated the Lehman Swap in February 2009. We paid $2.2 million for the remaining fair market value of the swap at the date of termination.

During the first quarter of 2009, we replaced the Lehman Swap with an interest rate swap agreement which had a notional amount of $92.7 million (the “2009 Swap Replacement”) and had been designated as a cash flow hedge of variable future cash flows associated with a portion of our long term debt. Under the terms of this agreement, which matured in January 2011, we received three-month LIBOR and paid a fixed rate of 3.15%. The net effect of the hedge was to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%. We received $2.2 million in cash based on the terms of the agreement. For the quarter ended June 30, 2011, we did not receive any net settlement amount on this swap agreement. For the six months ended June 30, 2011, we paid a net settlement amount of $0.7 million on this swap agreement. For the quarter and six months ended June 30, 2010, we paid a net settlement amount of $0.7 million and $1.4 million, respectively, on this swap agreement.

Additionally, during the first quarter of 2009, we entered into an interest rate swap agreement, which had a notional amount of $56.8 million, to hedge future cash interest payments associated with a portion of our variable rate bank debt (the “New 2009 Swap”). Under the terms of this agreement, which was to mature in November 2011, we received three-month LIBOR and paid a fixed rate of 2.07%. The net effect of the hedge was to record interest expense at a fixed rate of 4.57%, as the debt incurred interest based on three-month LIBOR plus 2.50%. For the quarters and six months ended June 30, 2011 and 2010, we did not receive any net settlement amount on this swap agreement.

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

In the first quarter of 2010, we entered into one interest rate swap agreement (the “2010 Swap”) and three interest rate cap agreements (the “2010 Caps”) in order to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The 2010 Swap, which matured in January 2011, had a notional amount of $92.7 million and synthetically unwound the effects of the 2009 Swap Replacement. For the quarter ended June 30, 2011, we did not receive any net settlement amount on this swap agreement. For the six months ended June 30, 2011, we received net settlement amounts of $0.1 million on this swap agreement. The interest rate cap agreements, which mature in February 2014, have a total notional amount of $150.0 million and were designated as cash flow hedges of future cash interest payments associated with a portion of our variable rate bank debt. Under these arrangements we have purchased a cap on LIBOR at 4.50%. We paid $1.5 million to enter into the caps, which is being amortized through interest expense over the life of the agreements. For the quarter and six months ended June 30, 2011 and 2010, we paid no net settlement amounts on the 2010 Caps.

In the second quarter of 2011, we acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of USR. One of the USR Swaps, which matures in October 2015, has a notional amount of $4.5 million as of June

30, 2011. Under the terms of this agreement, we receive one-month LIBOR and pay a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap, which matures in April 2014, has a notional amount of $3.0 million as of June 30, 2011. Under the terms of this agreement, we receive one-month LIBOR and pay a fixed rate of 4.15%. The net effect of the hedge is to record interest expense at a fixed rate of 6.15%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%. As a result of the acquisition of USR, the USR Swaps were de-designated and hedge accounting was terminated and all further changes in the fair market value of these swaps are being recorded in interest expense and other, net. Settlement amounts under these swaps were not material for the quarter and six months ended June 30, 2011.

During the first quarter of 2009, we entered into a diesel fuel swap agreement which had a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with purchasing diesel fuel for our mobile fleet. Under the terms of this agreement, which matured in February 2010, we received the Department of Energy (“DOE”) published monthly average price per gallon and paid a fixed rate of two dollars and sixty-three cents per gallon. Settlement amounts under this swap were not material for the quarter and six months ended June 30, 2010. For the quarter and six months ended June 30, 2010, amounts recognized in other (income) and expense, net were not material.

During the first quarter of 2010, we entered into a diesel fuel swap agreement which has a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with purchasing diesel fuel for our mobile fleet. Under the terms of this agreement, which matured in February 2011, we received the DOE published monthly average price per gallon and paid a fixed rate of three dollars and twenty-five cents per gallon. We designated this swap as a cash flow hedge of future cash flows associated with our diesel fuel payments. We recorded effective changes in the fair value of the swap through comprehensive income (loss) and reclassified gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel was purchased. Settlement amounts under this swap were not material for the quarter and six months ended June 30, 2011. For the quarter and six months ended June 30, 2011, amounts recognized in other (income) and expense, net were not material. For the quarter and six months ended June 30, 2010, we paid a net settlement amount of $0.1 million on this swap agreement. For the quarter and six months ended June 30, 2010, amounts recognized in other (income) and expense, net were not material.

During the second quarter of 2011, we entered into a diesel fuel swap agreement which has a notional quantity of 450,000 gallons, or 37,500 gallons per month, to hedge future cash payments associated with purchasing diesel fuel for our mobile fleet. Under the terms of this agreement, which matures in April 2012, we receive the DOE published monthly average price per gallon and pay a fixed rate of four dollars and thirty-one cents per gallon. We designated this swap as a cash flow hedge of future cash flows associated with our diesel fuel payments. We record effective changes in the fair value of the swap through comprehensive income (loss) and reclassify gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel is purchased. Settlement amounts under this swap were not material for the quarter and six months ended June 30, 2011. For the quarter and six months ended June 30, 2011, amounts recognized in other (income) and expense, net were not material.

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. At June 30, 2011, we had cash and cash equivalents of $64.2 million, of which $58.1 million was held in accounts that are with third party financial institutions which exceed the FDIC insurance limits. At June 30, 2010, we had cash and cash equivalents of $96.9 million, of which $91.9 million was held in accounts that are with third party financial institutions which exceed the FDIC insurance limits.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Alliance.(3)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Alliance.(11)

3.3	Amended and Restated By-laws of Alliance.(3)

3.4	Certain Amended and Restated Provisions of the By-laws of Alliance.(10)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(3)

4.2	Indenture, including the form of Note, dated as of December 1, 2009, with respect to the 8% Senior Notes due 2016, between Alliance HealthCare Services, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.(15)

10.1*	The 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(14)

10.2*	Form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(1)

10.3*	Alliance Directors’ Deferred Compensation Plan, as amended and restated.(10)

10.4*	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(4)

10.5*	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(4)

10.6	Form of Stockholder’s Agreement.(1)

10.7*	Form of Indemnification Agreement.(2)

10.8*	Amended and Restated Employment Agreement dated as of May 9, 2005 between Alliance and Paul S. Viviano.(5)

10.9*	Amended and Restated Agreement Not to Compete dated as of May 9, 2005 between Alliance and Paul S. Viviano.(5)

10.10*	Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara.(6)

10.11*	Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara.(6)

10.12*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(7)

10.13*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Directors) under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(10)

10.14*	Form of Stock Bonus Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated(7)

10.15	Governance and Standstill Agreement, dated as of March 16, 2007, among Alliance Imaging, Inc., OCM Principal Opportunities Fund IV, LP., and MTS Health Investors II, L.P.(8)

10.16*	Form of Executive Severance Agreement(8)

10.17*	Amendment of Employment Agreement, dated as of April 16, 2007, between Paul S. Viviano and Alliance Imaging, Inc.(9)

Exhibit No.	Description

10.18*	Amendment of Employment Agreement, dated as of April 16, 2007, between Howard K. Aihara and Alliance Imaging, Inc.(9)

10.19*	New form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(12)

10.20*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated (For Director Awards Only).(13)

10.21*	Amendment to the Alliance Imaging, Inc. Directors’ Deferred Compensation Plan, as amended and restated.(13)

10.22*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Paul S. Viviano and Alliance Imaging, Inc.(13)

10.23*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Howard K. Aihara and Alliance Imaging, Inc.(13)

10.24*	Form of Amendment of Executive Severance Agreement(13)

10.25	Credit Agreement, dated as of December 1, 2009, among Alliance HealthCare Services, Inc., the financial institutions listed on the signature pages thereof and Deutsche Bank Trust Company Americas, as administrative agent for the lenders.(15)

10.26*	Schedule of 2011 Executive Officer Compensation(16)

10.27*	Schedule of Non-Employee Director Compensation(16)

21.1	Subsidiaries of the Registrant(7)

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(17)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(17)

101.INS	XBRL Instance Document(18)

101.SCH	XBRL Taxonomy Extension Schema Document(18)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(18)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(18)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(18)

(1)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-4, No. 333-60682, as amended.

(2)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1, No. 333-64322, as amended.

(3)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 001-16609).

(4)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-16609).

(5)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-16609).

(6)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-16609).

(7)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-16609).

(8)	Incorporated by reference to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated March 16, 2007 (File No. 001-16609)

(9)	Incorporated by reference to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated April 16, 2007 (File No. 001-16609)

(10)	Incorporated by reference to exhibits filed in response to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 14, 2007 (File No. 001-16609)

(11)	Incorporated by reference to exhibits filed in response to Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated February 17, 2009 (File No. 001-16609)

(12)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16609)

(13)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-16609)

(14)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-16609).

(15)	Incorporated by reference herein to the indicated Exhibit response in Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 4, 2009 (File No. 001-16609)

(16)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-16609)

(17)	Filed herewith

(18)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

†	Portions of this Exhibit have been redacted due to a request for confidential treatment.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE HEALTHCARE SERVICES, INC.

August 9, 2011	By:	/s/ PAUL S. VIVIANO
Paul S. Viviano Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

August 9, 2011	By:	/s/ HOWARD K. AIHARA
Howard K. Aihara Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 9, 2011	By:	/s/ NICHOLAS A. POAN
Nicholas A. Poan Senior Vice President, Corporate Finance and Chief Accounting Officer (Principal Accounting Officer)