Form 10-K
period 2011-12-31
Alliance HealthCare Services, Inc
filed 2012-03-15
CIK 817135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, based upon the closing price of the Common Stock as reported by the New York Stock Exchange on such date, was $91.3 million.

The number of shares outstanding of Common Stock, par value $0.01, as of March 15, 2012 was 53,319,323 shares.

Documents Incorporated by Reference

The registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2011 is incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

PART I

Cautionary Statement Regarding Forward-looking Statements

This Annual Report on Form 10-K, including Item 1, Business; Item 1A, Risk Factors; and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly in the section entitled Liquidity and Capital Resources, and elsewhere in this Annual Report on Form 10-K, includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

In some cases you can identify these statements by forward-looking words, such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “seek,” “intend” and “continue” or similar words. Forward-looking statements may also use different phrases. Forward-looking statements address, among other things, our future expectations, projections of our future results of operations or of our financial condition and other forward-looking information and include statements related to the Company’s improvement plan, including its efforts to stabilize and grow the Imaging Division, grow the Radiation Oncology Division, and increase organizational efficiency through the Journey to Excellence and Project Phoenix initiative, as well as expected annualized savings.

Statements regarding the following subjects, among others, are forward-looking by their nature:

(a) future legislation and other healthcare regulatory reform actions, and the effect of that legislation and other regulatory actions on our business,

(b) our expectations with respect to future MRI, PET/CT and radiation oncology volumes and revenues,

(c) the effect of seasonality on our business,

(d) expectations with respect to capital expenditures in 2012, and

(e) the effect of recent accounting pronouncements on our results of operations and cash flows or financial position.

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or that we do not fully control that cause actual results to differ materially from those expressed or implied by our forward-looking statements, including:

•	our high degree of leverage and our ability to service our debt;

•	factors affecting our leverage, including interest rates;

•	the risk that the counterparties to our interest rate swap agreements fail to satisfy their obligations under those agreements;

•	our ability to obtain financing;

•	the effect of operating and financial restrictions in our debt instruments;

•	the accuracy of our estimates regarding our capital requirements;

•	intense levels of competition in our industry;

•	changes in the rates or methods of third-party reimbursements for diagnostic imaging and radiation oncology services;

•	fluctuations or unpredictability of our revenues, including as a result of seasonality;

•	changes in the healthcare regulatory environment;

•	our ability to keep pace with technological developments within our industry;

•	the growth or decline in the market for MRI and other services;

•	the disruptive effect of hurricanes and other natural disasters;

•	adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit and equity markets;

•	our ability to successfully integrate acquisitions;

•	our ability to meet the New York Stock Exchange continued listing standards; and

•	other factors discussed under Risk Factors in this Annual Report on Form 10-K and that are otherwise described or updated from time to time in our SEC reports.

This Annual Report on Form 10-K includes statistical data that we obtained from public industry publications. These publications generally indicate that they have obtained their information from sources believed to be reliable but they do not guarantee the accuracy and completeness of their information. Although we believe that the publications are reliable, we have not independently verified their data.

Item 1.	Business.

General

We are a leading national provider of advanced outpatient diagnostic imaging and radiation therapy services, based upon annual revenue and number of systems deployed. Our principal sources of revenue are derived from providing magnetic resonance imaging (“MRI”), positron emission tomography/computed tomography (“PET/CT”) through our Imaging Division and radiation oncology services through our Radiation Oncology Division. Unless the context otherwise requires, the words “we,” “us,” “our,” “Company” or “Alliance” as used in this Annual Report on Form 10-K refers to Alliance HealthCare Services, Inc. and our direct and indirect subsidiaries. We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. We also provide services through fixed-site imaging centers, primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which include only the use of our imaging systems under a short-term contract. We have leveraged our leadership in MRI and PET/CT to expand into radiation oncology, including stereotactic radiosurgery. We operate our radiation oncology business through our wholly owned subsidiary, Alliance Oncology, LLC, which we sometimes refer to as our Radiation Oncology Division. This division includes a wide range of services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, actual radiation oncology delivery, therapy management and follow-up care. Our services include the use of our linear accelerators or stereotactic radiosurgery systems, therapists to operate those systems, administrative staff, equipment maintenance and upgrades, and management of day-to-day operations.

MRI, PET/CT and radiation oncology services generated 42%, 34% and 15% of our revenue, respectively, for the year ended December 31, 2011; 45%, 39% and 9% of our revenue, respectively, for the year ended December 31, 2010; and 47%, 40% and 7% of our revenue, respectively, for the year ended December 31, 2009. Our remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (“CT”) and management contract revenue. We had 573 diagnostic imaging and radiation oncology systems, including 309 MRI systems and 128 positron emission tomography (“PET”) or PET/CT systems, and served over 1,000 clients in 46 states at December 31, 2011. We operated 133 fixed-site imaging centers (two in unconsolidated joint ventures), which constitute systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups’ offices, and free-standing fixed-site imaging centers, which include systems installed in a medical office building, ambulatory surgical center, or other retail space at December 31, 2011. Of the 133 fixed-site imaging centers, 104 were MRI fixed-site imaging centers, 20 were PET or PET/CT fixed-site imaging centers, seven were other modality fixed-site imaging centers and two were in unconsolidated joint ventures. We also operated 36 radiation oncology centers and stereotactic radiosurgery facilities (including three radiation oncology centers in unconsolidated joint ventures) at December 31, 2011.

We generated approximately 79%, 80% and 80% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively, by providing services to hospitals and other healthcare providers; we refer to those revenues as wholesale revenues. We typically generate our wholesale revenues from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients’ receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases its own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Competitive pressures also affect our pricing.

We generated approximately 21%, 20% and 20% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively, by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities; we refer to these revenues as retail revenues. We generate our revenue from these sites from direct billings to patients or their third-party payors, including Medicare, and we record this revenue net of contractual discounts and other arrangements for providing services at discounted prices. We typically receive a higher price per scan under retail billing than we do under wholesale billing.

Fixed-site imaging centers and radiation oncology centers can be structured as either wholesale or retail arrangements. Our contracts for radiation oncology services average approximately 10 to 20 years in length. We include revenues from these centers in either our wholesale or retail revenues.

Our clients, primarily small-to-mid-sized hospitals, contract with us to provide diagnostic imaging and radiation oncology systems and services to:

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

We were incorporated in the state of Delaware on May 27, 1987.

Significant 2011 Corporate Events

In April 2011, we purchased all of the outstanding membership interests of US Radiosurgery, LLC (“USR”), a stereotactic radiosurgery provider based in Nashville, Tennessee. At the time of this acquisition, USR operated eight stereotactic radiosurgery centers (including one stereotactic radiosurgery center in an unconsolidated joint venture) in partnership with local hospitals and radiation oncologists in eight states: Colorado, Texas, Illinois, Ohio, Oklahoma, Pennsylvania, Nevada and California. These eight stereotactic radiosurgery centers are structured through partnerships, and USR owns between 40% and 76% of the equity interests of the consolidated partnerships. This acquisition significantly expanded our nationwide footprint and enabled us to provide advanced treatment and technology to cancer patients. Following the acquisition of USR, we believe we are the nation’s leading provider of stereotactic radiosurgery services, with 17 dedicated centers at December 31, 2011. The purchase price consisted of $52.4 million in cash, exclusive of $10.4 million of cash acquired. We financed this acquisition using internally generated funds.

On August 4, 2011, our board of directors approved a restructuring plan that included a significant organizational restructure as well as a cost savings and efficiency initiative. We initiated this restructuring plan in the third quarter of 2011. During the year ended December 31, 2011, we recorded $7.1 million related to restructuring charges, of which we recorded $3.4 million in Selling, general and administrative expenses; $3.2 million in Severance and related costs; $0.3 million in Other (income) and expense, net; and $0.2 million in Cost of revenues, excluding depreciation and amortization.

Effective September 1, 2011, we announced the appointment of Richard A. Jones as Executive Vice President, Alliance Imaging Division. Before his appointment, Mr. Jones served as Senior Vice President, Operations since 2008, and he has been employed with us since 1996.

On September 27, 2011, we entered into Amendment No. 1 to our Credit Agreement dated December 1, 2009 with Deutsche Bank Trust Company Americas, as administrative agent and the other lenders party thereto, pursuant to which we modified our financial covenants to provide us with greater flexibility for the next two years.

As part of the amendment, our quarterly amortization payments on the term loan facility were increased from $1.2 million to $3.0 million and our annual excess cash flow sweep percentage was increased from 50% to 75%. The amendment also made other changes to the Credit Agreement, including revisions to the calculation of Consolidated Adjusted Earnings Before Income Tax, Depreciation and Amortization (“Consolidated Adjusted EBITDA”) and revisions to the covenants related to joint ventures, restricted payments and capital expenditures. Additionally, we agreed to a decrease in the maximum amount of availability under our revolving credit facility from $120.0 million to $70.0 million and an increase in margins on our borrowings under the credit facility. We include in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Transactions—Amendment No. 1 to Credit Agreement: a description of Consolidated Adjusted EBITDA; a reconciliation of Consolidated Adjusted EBITDA to net loss, the comparable GAAP financial measure; and calculations of certain related financial ratios.

Also in September 2011, in connection with the execution of the amendment, we paid down $25.0 million of the borrowings outstanding under the term loan facility and paid a fee to the consenting lenders of $6.0 million. As of December 31, 2011, there was $424.0 million outstanding under the term loan facility and no borrowings under the revolving credit facility.

Industry Overview

Diagnostic imaging services are noninvasive procedures that generate representations of the internal anatomy and convert them to film or digital media. Diagnostic imaging systems facilitate the early diagnosis of diseases and disorders, often minimizing the cost and amount of care required and reducing the need for costly and invasive diagnostic procedures. Radiation oncology is the practice of delivering ionizing radiation therapy to treat malignant and benign disease processes under the direction of a radiation oncologist. The market of radiation oncology providers is highly fragmented with approximately 70% of services still performed in hospitals.

MRI

MRI technology involves the use of high-strength magnetic fields to produce computer-processed cross-sectional images of the body. Due to its superior image quality, MRI is the preferred imaging technology for evaluating soft tissue and organs, including the brain, spinal cord and other internal anatomy. With advances in MRI technology, MRI is increasingly being used for new applications such as imaging of the heart, chest and abdomen. MRI can detect conditions like multiple sclerosis, tumors, strokes, infections, and injuries to the spine, joints, ligaments, and tendons. Unlike X-Rays and CT, which are other diagnostic imaging technologies, MRI does not expose patients to potentially harmful radiation.

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

Radiation Oncology

Radiation oncology is the medical practice of delivering radiation therapy under the direction of a radiation oncologist. Radiation oncology uses ionizing radiation to treat cancer. In general, this radiation is delivered over a period that varies from a single day to many weeks. Ionizing radiation damages a cell’s DNA and other vital macromolecules that the cell and the body then has to repair. Cancer cells are less able to repair the damage than are normal healthy cells. Over the period during and after the radiation therapy is delivered in one or more daily radiation therapy treatments, the cancer cells are preferentially destroyed while normal cells are able to recover. Eventually, the cancer cells are reduced in number and eradicated while the normal surrounding tissue survives.

We estimate that approximately 60% of all newly diagnosed cancer patients will be treated with some form of radiation therapy during their cancer therapy. Radiation therapy often is used together with other oncology treatments such as chemotherapy and surgery. A typical radiation oncology department provides a wide range of services for cancer patients. These include: initial consultation; preparation for treatment; imaging, planning, and simulation for the treatment; delivery of radiation therapy treatments; management of the total course of therapy; and follow-up care. A number of different technologies can deliver the radiation, including linear accelerators and radioactive isotopes.

Our radiation oncology business offers the following treatment options:

•

Conventional beam therapy (“CBT”). CBT is the least sophisticated form of radiation therapy delivered by a linear accelerator. It is the simplest form to deliver, using two dimensional planning, and is typically reserved for use in patients where a cure is not envisioned (palliative care).

•

3-D conformal radiation therapy (“3D-CRT”). 3D-CRT uses three dimensional imaging data and three dimensional treatment planning to more accurately and effectively plan and deliver linear accelerator radiation treatments. It is the most common form of technology used in practices and may be supplanted by IMRT and IGRT when the specific case requires it.

•

Intensity modulated radiation therapy (“IMRT”). IMRT entails the use of hundreds to thousands of beams or beamlets of radiation delivered by a linear accelerator whose intensity is adjusted individually during that actual treatment delivery to allow the radiation that is delivered to conform as closely as possible to the three dimensional volume of the tumor and simultaneously reduce the dose to neighboring normal healthy tissues. It requires extremely sophisticated and time consuming treatment planning to determine what beams should be used and what their intensities should be to provide the optimal patient treatment based on the patient’s anatomy. Extensive treatment quality assurance is required to insure that all the beams are modulated and delivered correctly.

•

Image guided radiation therapy (“IGRT”). IGRT uses a number of different types of imaging technologies to localize precisely the patient and the tumor target volume at the time of each treatment delivery to ensure that the radiation is delivered to the correct location. IGRT is not a radiation treatment in and of itself; it is used in support of advanced forms of treatment delivery such as 3D-CRT, IMRT, stereotactic body radiotherapy and stereotactic radiosurgery.

•	Stereotactic radiosurgery (“SRS”) and Stereotactic Body Radiotherapy (“SBRT”). Originally developed for intracranial applications (SRS) but now being used in a range of extracranial applications

(SBRT) such as spine, lung, liver, prostate, and other disease sites, SRS/SBRT delivers a very high dose of radiation in one to five treatments as opposed to the 10 to 40 treatments used for 3D-CRT, IMRT and IGRT. SRS/SBRT needs to be as precisely planned for and delivered as possible because a very high dose of radiation therapy is delivered in five or fewer treatments and results in a more potent dose effect that destroys all cells, cancer and normal alike, that reside within the targeted volume. SRS/SBRT is delivered with a range of advanced technologies such as the CyberKnife®, Gamma Knife®, Novalis-TxTM, TrueBeam STxTM, VERO, TomoTherapy®, Elekta InfinityTM and AxesseTM.

•

Low dose rate brachytherapy (“LDR”). LDR allows the radiation oncologist to treat cancer by delivering the dose of radiation from the “inside out.” Radioactive isotopes encased in a metal jacket the size of a grain of rice (“seeds”) are implanted in the tumor through needles, with the seeds permanently left in place. The radioactive isotopes decay over time (hours to days) to an inert form and in the process gradually release ionizing radiation therapy over short distances thereby treating the cancer over time.

•

High dose rate brachytherapy (“HDR”). Like LDR, HDR allows the radiation oncologist to treat cancer by delivering the dose of radiation from the “inside out.” Unlike LDR, HDR utilizes temporary seeds, made of radioactive isotopes, that deliver a much higher dose of radiation over a much shorter period of time. These seeds are inserted and removed several times, over several minutes, one to two times per day, for five days or less, through catheters (thin hollow tubes) that are left in place for the entire course of care and then removed when the treatment course is completed.

Imaging and Radiation Oncology Settings

We typically provide diagnostic imaging services and radiation oncology services in one of the following settings:

•

Hospitals and clinics. Imaging and/or radiation oncology systems are located in and owned and operated by a hospital or clinic. These systems are primarily used by patients of the hospital or clinic, and the hospital or clinic bills third-party payors, such as health insurers, including Medicare or Medicaid.

•

Independent imaging and radiation oncology centers. Imaging and/or radiation oncology systems are located in permanent facilities not generally owned by hospitals or clinics. These centers depend upon physician referrals for their patients and generally do not maintain dedicated, contractual relationships with hospitals or clinics. In fact, these centers may compete with hospitals or clinics that have their own systems to provide imaging and/or radiation oncology services to these patients. Like hospitals and clinics, these centers bill third-party payors for their services.

•

Outsourced. Imaging systems, largely located in mobile trailers but also provided in fixed facilities, provide services to a hospital or clinic on a shared-service or full-time basis. Generally, the hospital or clinic contracts with the imaging service provider to perform scans of its patients, and that hospital or clinic, instead of a third-party payor, pays the imaging service provider directly.

Our Competitive Strengths

A leading national provider of shared-service and fixed-site MRI and PET/CT services

We are a leading national provider of shared-service and fixed-site MRI and PET/CT services, based on annual revenue and number of diagnostic imaging systems deployed. As of December 31, 2011, we had 309 MRI systems and 128 PET or PET/CT systems in operation. Our size allows us to achieve operating, sourcing and administrative efficiencies, including (i) the ability to maximize utilization through efficient deployment of our mobile systems and (ii) equipment and medical supply sourcing savings and favorable maintenance contracts from equipment manufacturers and other suppliers.

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

Comprehensive diagnostic and treatment solutions

We offer our clients a comprehensive diagnostic imaging and radiation oncology solution, as well as ancillary services, such as marketing support, education, training and billing assistance. In many cases, we provide services under our regulatory and licensing approvals for clients who lack that authority. We believe that a comprehensive service solution is an important factor when potential clients select a diagnostic imaging or radiation oncology provider.

Exclusive, long-term contracts with a diverse client base

We primarily generate revenues from exclusive, long-term contracts with hospitals and other healthcare providers. These contracts average approximately three years in length for mobile services, approximately five to 10 years in length for fixed-site arrangements and approximately 10 to 20 years in length for radiation oncology contracts. During the year ended December 31, 2011, no single client accounted for more than 3% of our revenue.

Reduced reimbursement risk

For the year ended December 31, 2011, we generated approximately 79% of our revenues by billing hospitals and other healthcare providers rather than billing patients or other third-party payors. These payments are due to us regardless of the clients’ receipt of payment from patients or reimbursement from third-party payors, including commercial payors, Medicare and Medicaid. Importantly, this contrasts with the vast majority of other diagnostic imaging and radiation oncology providers, who typically collect directly from patients and third-party payors and are therefore directly exposed to reimbursement cuts and higher experiences of bad debt. Our wholesale model reduces our exposure to patient bad debt, as evidenced by our bad debt expense of only 1.2% of revenues for the year ended December 31, 2011. Further, our short-term exposure to Medicare reimbursement cuts is limited because we received only approximately 5% of our imaging revenues directly from Medicare for the year ended December 31, 2011.

Significant cash flow generation

We have generated significant cash flows and have maintained attractive margins over a sustained period of time. We attribute our strong cash flows and margins to: (1) comprehensive imaging and treatment solutions, (2) the substantial value proposition for customers, (3) the strength of our customer relationships, (4) the largely wholesale nature of our revenues and (5) our economies of scale.

Experienced management team

Our senior management team consists of professionals with significant experience within the hospital and healthcare services industry. Our experienced management team includes six senior executive officers who average approximately 25 years of industry experience.

Advanced MRI, PET/CT, and radiation oncology systems

Our technologically advanced imaging systems can perform high quality scans more rapidly and can be used for a wider variety of imaging applications than less advanced systems. Moreover, technological change in this field is gradual and most of our systems can be upgraded with software and hardware enhancements, which should allow us to continue to provide advanced technology without replacing entire systems. Our radiation oncology services use advanced radiation oncology technology, including IGRT, IMRT and SRS.

Our Services

We provide our outsourcing imaging services on the following bases:

•

Shared Service. We offered 58% of our systems on a part-time basis. These systems are located in mobile trailers that we transport to our clients’ locations. We schedule deployment of these mobile systems so that multiple clients can share use of the same system. The typical shared-service contract has a term of approximately three years.

•

Full-Time Service. We offered 30% of our systems on a full-time, long-term basis. These systems are located in either mobile units or buildings located at or near a hospital or clinic. We provide full-time service systems for the exclusive use of a particular hospital or clinic. We typically offer full-time services under contracts that range from five to 10 years in length. Our relationships with our higher-volume shared-service clients have, from time to time, evolved into full-time arrangements.

•

Interim and Rental Services. We offered 11% of our systems to clients on an unstaffed basis. These systems are located in mobile trailers that we transport to our clients’ locations. These clients may be unable to maintain the extra capacity to accommodate periods of peak demand for imaging services or may require temporary assistance until they can develop permanent imaging service centers at or near their facilities. Generally, we do not provide technologists to operate our systems in these arrangements.

We offer all of our radiation oncology services on a full-time, long-term basis.

Our Strategy

We are committed to three initiatives to counter the pressures that persist in the economy and healthcare services industry. The three critical elements that we have defined to drive Alliance’s continued success are:

•	to stabilize and grow imaging services,

•	to expand radiation oncology services and

•	to increase organizational efficiency through our Journey to Excellence and Project Phoenix initiative.

Stabilize and Grow Imaging Services

Our Imaging Division has proactively defined and developed a plan to stabilize and grow imaging services. This plan is centered on two key areas:

•	refining our sales/marketing strategy and

•	improving operating efficiency/cost structure.

Refining our Sales/Marketing Strategy

During the third quarter of 2011, we engaged a sales consulting firm to assist in designing a refined sales strategy, including revamping pricing guidelines. The consulting firm also helped our Imaging Division to shape and improve the value proposition we offer to hospital customers. We have undertaken extensive market and customer segmentation work, which we are using to tailor the value proposition to different types, or segments, of hospital customers. The segmentation effort has been useful in terms of providing focused efforts in the most profitable and cost efficient manner. Further, this work highlighted the need for a more effective renewal program. Our revised sales plan includes a heavy focus on both driving new, high-quality sales opportunities more quickly and improving contract renewals of existing customers. As a result of this process, we have divided the sales force into two business development teams with a senior vice president leading each team. The first team is focused on new sales and the second team is dedicated to renewals for existing customers. Some of our sales initiatives include assessing talent and staffing levels, new training programs and next-generation sales force management program development, which includes defining new sales and renewals processes, metrics and redesigned reporting. Additionally, we have revamped the sales and business development compensation programs to align the refined strategies with our focus on how best to meet our customers’ needs.

We are focused on continuing to improve sales management and sales support infrastructure to increase the pace of new business and retain current customers through renewals. We believe a strengthened sales force will enable us to further diversify our business, pursue growth in low market share territories and focus on converting mature mobile customers to fixed-sites. We believe that the ability of our sales force to effectively cross-sell mobile and fixed-site MRI, mobile and fixed-site PET/CT, radiation oncology, professional radiology services and women’s breast healthcare centers will provide us with future growth and margin enhancement.

Finally, in conjunction with our refined sales strategy, we have launched a process to revamp our core marketing processes. This initiative includes new training programs for our account executives, identifying core metrics and dashboards to be monitored against, developing territory plans and implementing a national marketing program, which includes new messaging, collateral and content management. Additionally, we are refocusing the Imaging Division’s marketing footprint by identifying locations with high probability for success given macro factors, contractual factors and renewal priorities.

Improving Operating Efficiency/Cost Structure

Our Imaging Division is dedicated to managing the core imaging business in an increasingly efficient and cost effective manner in order to provide continued generation of strong operating cash flow. Over the past three years, we have decreased the number of our regions in our Imaging Division from four to two, while continuing to standardize policies and procedures nationwide. In doing so, we believe we will continue to benefit from our regional managements’ direct contact and knowledge of markets we serve, while enhancing quality, consistency and efficiency across the regions.

In the third quarter of 2011, we commenced a significant cost savings program that is heavily concentrated within our Imaging Division and supports our operating efficiency initiative. This cost savings effort strengthens our Imaging Division on a national scale by restructuring routes of the mobile fleet to minimize logistical costs, appropriately aligning staffing levels with utilization and optimizing sourcing opportunities with all of our suppliers, including service contract providers and medical supply vendors. To support this program, we have invested in a full time procurement office to manage these efforts company-wide and renegotiate price and terms on our behalf. Further, we plan to retire systems from our fleet during 2012 through more efficient routing and eliminating customers that are unprofitable or marginally profitable. We believe this exercise will enable us to eliminate the on-going maintenance of these systems as well as reduce unnecessary overhead required to manage a large mobile fleet. Our Imaging Division’s revenue to decline in 2012 as we carefully analyze, and where appropriate reduce, our existing customer base in light of customer profitability. As we enter 2012, we will continue to reduce costs through a second wave of expense reductions and efficiencies, which we expect will improve margins.

Finally, we are creating dynamic reporting tools and dashboards to optimize business objectives and provide visibility into the cost drivers of our business. We are also assessing the talent levels of our management team and reorganizing our Imaging Division’s organizational structure to align with our company-wide strategy of investing in strategic leadership. We believe the efforts just described will enable our Imaging Division to continue to operate our mobile, shared-service and fixed-site MRI and PET/CT business to maximize efficiency, clinical excellence and cash flow.

Expand Radiation Oncology Services

Radiation oncology is an established, growing form of treatment that has exhibited strong operating margins and a strong return on investment for us to date. Radiation oncology represents a significant opportunity for us, as we believe PET/CT technology is increasingly used for the early detection of cancer and approximately 60% of new cancer cases are treated with radiation oncology each year. Our Radiation Oncology Division has grown significantly over the past few years through both de-novo development and strategic acquisitions. Most recently, through the acquisition of US Radiosurgery in April 2011, we added eight stereotactic radiosurgery facilities to our existing portfolio of centers and has greatly expanded our pipeline of SRS projects. As of December 31, 2011, we operated 36 radiation oncology centers (three in unconsolidated joint ventures), including 17 in dedicated SRS facilities.

We plan to continue to grow and expand our Radiation Oncology Division with an emphasis on opening de-novo centers, driving industry-leading volume growth and acquiring smaller radiation therapy providers on a highly selective basis. We believe the opportunities that exist in the radiation therapy clinical service line remain strong, especially in the SRS segment. Relative to our sales strategy, we are creating metrics and pricing tools and performing extensive market assessments to drive appropriate investment decisions. Lastly, we are aligning the incentive plans of our business development team to the growth initiatives for de-novo openings that exhibit stronger returns on capital, as well as assessing appropriate support levels needed to drive the sales strategy.

In pursuit of our company-wide initiative to monitor performance of existing customers and centers more effectively, we have recently undertaken a performance assessment of our Radiation Oncology Division, including its existing facilities and partnerships. As a result of this analysis, we have developed specific action plans for each center based on the review. Action plans include initiatives to focus on driving volume growth through adding SBRT capability to select existing linear accelerator systems and increased marketing efforts at well-performing facilities. Additionally, we have created specific action plans for improvement or divesture for underperforming sites with targeted dates of completion in the short- to mid-term. Further, these plans include assessments of operational and support services costs, including assessing staffing levels, physics costs, procurement opportunities, appropriate IT investment to increase efficiency and functional overhead costs.

Increase Organizational Efficiency through Our Journey to Excellence and Project Phoenix Initiative

We have entered into a company-wide transformation project to take advantage of opportunities across the entire organization. We believe this effort, which we have named Project Phoenix, will improve efficiency and quality of service while reducing costs, as well as maximize the internal and external customer service levels we provide. The Journey to Excellence initiative supports the Imaging and Radiation Oncology clinical service lines by establishing a framework for company-wide excellence and provides specific service level training to our support service functions. In addition, we have completed a corporate administrative restructuring and are assessing all functions of our business for productivity efficiencies. We have engaged consultants to assist in lean process improvements and are closely reviewing all administrative costs for savings opportunities. Currently, we believe we are on track to meet the annualized savings goal of $20.0 million to $25.0 million announced in August 2011, much of which will be driven by the Imaging Division efficiency and cost savings initiatives. We intend to implement a second wave of additional cost saving steps in the first half of 2012.

As part of the Journey to Excellence initiative, we are investing significantly in leadership development, talent management and performance, training, incentives and recognition. Additionally, we have invested in our recruiting team to develop our recruiting organization, upgrade talent in key positions through active program management and develop recruiting scoreboards. We believe these investments are necessary to sustain and ensure our success in the long-term.

Most importantly, we are dedicated to the highest level of patient care standards and clinical quality. We strive to provide a variety of solutions designed to meet the needs of our clients by developing new surveying tools for both patients and clients. These surveying tools provide performance-driven data that enables us to improve levels of satisfaction for all of our clinical services. As a result of these efforts, we have achieved the highest levels of accreditation. We were the first national provider of shared-imaging services to be awarded accreditation by The Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, in 1998. All of our sites and centers are currently accredited by The Joint Commission (formerly known as JCAHO) or certified by the American College of Radiology.

Contracts and Payment

Our typical MRI and PET/CT contract is exclusive, averages approximately three years in length for mobile services and five to 10 years in length for fixed-site imaging center arrangements, and often includes an automatic renewal provision. Most of our contracts require a fee for each scan we perform. With other contracts, we bill clients on a fixed-fee basis for a period of time, regardless of the number of scans performed. These fee levels are affected primarily by the type of imaging system provided, scan volume and the number of ancillary services provided. Our typical radiation oncology contract is exclusive, averages approximately 10 to 20 years in length and often includes an automatic renewal provision.

Wholesale payments under our contracts are due to us independent of our clients’ receipt of retail reimbursement from third-party payors. We generated approximately 79% of our revenues for the year ended December 31, 2011 by providing these services to hospitals and other healthcare providers. To a lesser extent, we generate our revenues from direct billings to patients or their medical payors. We generated approximately 21% of our revenues for the year ended December 31, 2011 by providing services directly to patients or their medical payors. We typically reserve the right to reduce a client’s number of service days or terminate an unprofitable contract.

Systems

As of December 31, 2011, we had 573 diagnostic imaging and radiation oncology systems, including 309 MRI systems, 128 PET or PET/CT systems, and 136 other systems, substantially all of which we own. We operated 133 fixed-site imaging centers (two in unconsolidated joint ventures), which are classified into three categories. The first category is hospital-based fixed-site imaging centers, which includes systems installed in hospitals or other buildings on hospital campuses, including modular buildings. The second category is physician-based fixed-site imaging centers, which includes systems installed inside medical groups’ offices, most of which are owned by hospitals. The third category is free-standing fixed-site imaging centers, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space. Of the consolidated fixed-site imaging centers, 83 were hospital-based fixed-site imaging centers, 27 were physician-based fixed-site imaging centers, and 21 were free-standing fixed-site imaging centers. Of the 133 fixed-site imaging centers we operated at December 31, 2011, 104 were MRI fixed-site imaging centers, 20 were PET or PET/CT fixed-site imaging centers, seven were other modality fixed-site imaging centers, and two were in unconsolidated joint ventures. We have made significant investments in our systems in an effort to ensure that we maintain the newest, most advanced imaging systems that meet our clients’ needs. Moreover, because we can upgrade most of our current MRI and PET/CT systems, we believe we have reduced the potential for technological obsolescence. We also operated 36 radiation oncology centers and stereotactic radiosurgery facilities (including three radiation oncology centers in unconsolidated joint ventures) at December 31, 2011.

We purchase our imaging and radiation oncology systems from major medical equipment manufacturers, primarily General Electric Medical Systems, Siemens Medical Systems, Philips Medical Systems, Varian Medical Systems, Elekta and Accuray, Inc. Generally, we contract with clients for new or expanded services before we to order new imaging systems. This practice reduces our system utilization risk. As one of the largest commercial purchasers of MRI and PET/CT systems in the United States, we believe we receive relatively attractive pricing for equipment and service contracts from these equipment manufacturers.

Regional Structure

We divide our imaging operations into two geographic regions. None of our revenues for the years ended December 31, 2011, 2010 and 2009 were derived from business outside the United States. We believe we will continue to benefit from our regional managers’ direct contact with and knowledge of the markets we serve, which allows us to address the specific needs of each local operating environment. Each region continues to market, manage and staff the operation of its imaging systems and is run as a separate profit center responsible for its own revenues, expenses and overhead. To complement this regional arrangement, we continue to have standardized contracts, operating policies and other procedures that we implement nationwide in an effort to ensure quality, consistency and efficiency across all regions. We run radiation oncology as a separate profit center responsible for its own revenues, expenses and overhead, and we manage it on a national basis. For the purposes of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” we have two reportable segments, Imaging and Radiation Oncology, based on similar economic and other characteristics. See Note 17 of the Notes to the Consolidated Financial Statements for financial information about our segments.

System Management and Maintenance

We actively manage deployment of our imaging systems to increase their utilization through the coordinated transportation of our mobile systems using 158 power units, which are large trucks that pull the trailers, or coaches, that house and transport our mobile systems. We examine client requirements, route patterns, travel times, fuel costs and system availability in our deployment process. We currently schedule our shared-service MRI and PET/CT systems for as little as one-half day and up to seven days per week at any particular client, with an average usage of 1.5 days per week per client. Drivers typically move the systems at night and activate them upon arrival at each client location so that the systems are operational when our technologists arrive.

Timely, effective maintenance is essential for achieving high utilization rates of our systems. We contract with the original equipment manufacturers, or OEMs, for comprehensive maintenance programs on our systems to minimize the period of time the equipment is unavailable. System repair typically takes less than one day but could take longer, depending upon the nature of the repair. During the warranty period and maintenance contract term, we receive guarantees related to equipment operation and availability.

Sales and Marketing

As of December 31, 2011, our national sales and business development force and sales support staff consisted of 25 members. These employees identify and contact potential clients and encourage current customers to renew their contracts with us and expand their business with us. The sales force is organized nationally under leadership in each of the Imaging and Radiation Oncology Divisions. The Imaging Division is under the oversight of two senior vice presidents, one who focuses on driving new sales and one who leads the initiative for renewals of current customers. The Radiation Oncology Division is under the oversight of a vice president and regional management. Some of our executive officers and senior vice presidents also spend a portion of their time participating in contract negotiations. As of December 31, 2011, we also had 35 marketing representatives who are focused on increasing the number of scans or treatments performed with our systems by educating physicians and radiation oncologists about our new imaging and radiation oncology applications and service capabilities.

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

We are, and expect to continue to be, subject to competition in our targeted markets from businesses offering diagnostic imaging and radiation oncology services, including existing and developing technologies. Many companies are engaged in the shared-service and fixed-site imaging market, including two national competitors and many smaller regional competitors. These competitors include RadNet, Inc., InSight Health Services Corp., Diagnostic Imaging Group, American Radiology Services and several smaller regional competitors, including Medquest, Inc., Shared Medical Services, Kings Medical Company Inc. and DMS Health Group. We also face numerous competitors in the radiation oncology market, including Radiation Therapy Services, Inc., Vantage Oncology, Inc., Oncure Medical Corp., US Oncology, Inc. (a subsidiary of McKesson Corporation since December 30, 2010) and many other smaller regional competitors. While we believe that we had a greater number of diagnostic imaging systems in operation and also had greater revenue from diagnostic imaging services during the year ended December 31, 2011 than our principal competitors, some of our competitors may now or in the future have access to greater resources than we do.

In addition to direct competition from other imaging and radiation oncology providers, we compete with independent imaging centers and referring physicians with diagnostic imaging systems in their own offices, as well as with OEMs that aggressively sell or lease imaging systems to healthcare providers for full-time installation. In recent years, we have seen an increase in direct sales by OEMs of systems to some of our clients. OEMs typically target our higher scan volume clients. These sales efforts by OEMs have resulted in an overcapacity of systems in the marketplace, especially for medical groups that add imaging capacity within their practice settings. This situation has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We typically replace these higher volume scan clients with lower volume clients. Our MRI revenues decreased during the year ended December 31, 2011 compared to 2010. We believe that MRI revenues will continue to decline in future years.

In all of our businesses, we may also experience greater competition in states that currently have certificate-of-need (“CON”) laws if those laws are repealed, thereby reducing barriers to entry in those states.

Employees

As of December 31, 2011, we had 1,909 employees, of whom 1,343 were trained diagnostic imaging technologists, therapists, patient coordinators, other clinical and technical support staff or drivers. In addition, we use independent contractor drivers for some long-haul and rural routes. The drivers in a portion of one of our regions were represented by the Teamsters union as their collective bargaining agent. The union representing our drivers was decommissioned in March 2010. We believe we have good relationships with our employees.

Seasonality

We experience seasonality in the revenues and margins generated for our services. First and fourth quarter revenues are typically lower than those from the second and third quarters.

Regulation

Our business is subject to extensive federal and state government regulation. This includes the federal Anti-Kickback Law and similar state anti-kickback laws, the Stark Law and similar state laws affecting physician referrals, the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH Act, and similar state laws addressing privacy and security, state unlawful practice of medicine and fee splitting laws and state CON laws. Although we believe that our operations materially comply with the laws governing our industry, it is possible that non-compliance with existing laws or the adoption of new laws or interpretations of existing laws could adversely affect our financial performance.

Fraud and Abuse Laws; Physician Referral Prohibitions

The healthcare industry is subject to extensive federal and state regulation relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services and payment for services.

In particular, the federal Anti-Kickback Law prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests, and providing anything at less than its fair market value. In addition, there is no one generally accepted definition of intent for purposes of finding a violation of the Anti-Kickback Law. For instance, one court has stated that an arrangement will violate the Anti-Kickback Law where any party has the intent to unlawfully induce referrals. In contrast, another court has opined that a party must engage in the proscribed conduct with the specific intent to disobey the law to be found in violation of the Anti-Kickback Law. The lack of uniform interpretation of the Anti-Kickback Law makes compliance with the law difficult. Moreover, recent health care reform legislation has strengthened these laws. For example, the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. The penalties for violating the Anti-Kickback Law can be severe. These sanctions include criminal penalties and civil sanctions, including fines, imprisonment and possible exclusion from the Medicare and Medicaid programs.

The Anti-Kickback Law is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Law is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, the U.S. Department of Health and Human Services, or DHHS, issued regulations in July 1991, which the DHHS has referred to as “safe harbors.” These safe harbor regulations set forth certain provisions that, if met in form and substance, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Law. Additional safe harbor provisions providing similar protections have been published intermittently since 1991. Our arrangements with physicians, physician practice groups, hospitals and other persons or entities who are in a position to refer may not fully meet the stringent criteria specified in the various safe harbors. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Law, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Law will be pursued. In addition, the Office of Inspector General of the DHHS, or OIG, issued a Special Advisory Bulletin on Contractual Joint Ventures in April 2003. The OIG Bulletin stated the DHHS’s concerns regarding the legality of certain joint contractual arrangements between providers and suppliers of health care items or services. The OIG Bulletin identified characteristics of arrangements the OIG may consider suspect, and focused on arrangements in which a healthcare provider expands into a related service, through a joint contractual arrangement with an existing supplier of the related service, to service the healthcare provider’s existing patient population. The OIG noted that such arrangements may be suspect when the provider contracts out all or nearly all aspects of the new venture, including the management, to the existing supplier, and provides only an existing patient base. In the OIG Bulletin, the OIG asserted that the provider’s return on its investment in such circumstances may be viewed as remuneration for the referral of the provider’s federal health care program patients to the supplier, and thus may violate the Anti-Kickback Law.

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

In addition, the Ethics in Patient Referral Act of 1989, commonly referred to as the federal physician self-referral prohibition or Stark Law, prohibits physician referrals of Medicare and Medicaid patients for certain designated health services (including MRI and other diagnostic imaging services) to an entity if the physician or an immediate family member has any financial arrangement with the entity and no statutory or regulatory exception applies. The Stark Law also prohibits the entity from billing for any such prohibited referral. Initially, the Stark Law applied only to clinical laboratory services and regulations applicable to clinical laboratory services were issued in 1995. Earlier that same year, the Stark Law’s self-referral prohibition expanded to additional goods and services, including MRI and other imaging services. In 1998, CMS (formerly known as the Health Care Financing Administration), published proposed rules for the remaining designated health services, including MRI and other imaging services, and in January 2001, CMS published the first phase of the final rule covering the designated health services. Phase one of the final rule became effective on January 4, 2002, except for a provision relating to certain physician payment arrangements, which became effective July 26, 2004. CMS released phase two of the Stark Law final rule as a final rule which became effective on July 26, 2004. On September 5, 2007, CMS released phase three of the Stark Law final rule which became effective on December 4, 2007. Finally, on August 19, 2008, CMS finalized additional changes to the Stark Law, which became effective on October 1, 2009.

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

Both federal and state government agencies are continuing heightened and coordinated civil and criminal enforcement efforts. As part of announced enforcement agency work plans, the federal government will continue to scrutinize, among other things, the billing practices of hospitals and other providers of healthcare services. The federal government also has increased funding to fight healthcare fraud, and it is coordinating its enforcement efforts among various agencies, such as the U.S. Department of Justice, or DOJ, the OIG, and state Medicaid fraud control units. The trend towards increased funding is also seen most recently in President Obama’s budget for fiscal year 2013. Moreover, we expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business. The extent to which future legislation or regulations, if any, relating to health care fraud abuse laws and/or enforcement, may be enacted or what effect such legislation or regulation would have on our business remains uncertain. We believe that the healthcare industry will continue to be subject to increased government scrutiny and investigations.

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

On May 20, 2009, President Obama signed into law the Fraud Enforcement and Recovery Act of 2009 (“FERA”), which greatly expanded the types of entities and conduct subject to the False Claims Act. Further, the PPACA requires Medicare providers, suppliers, and other entities to report and return any overpayment of Medicare or Medicaid funds within 60 days of identifying the overpayment or face potential False Claims Act liability. In February 2012, CMS proposed a rule enacting the 60-day reporting requirement that would also create a 10-year “lookback period,” requiring providers and suppliers to report and return overpayments identified within 10 years of the date the overpayment was received. The proposed rule, if enacted, could require us to expand our recordkeeping, compliance and reporting processes to comply with the rule’s requirements. We strive to ensure that we meet applicable billing requirements. However, the costs of defending claims under the False Claims Act, as well as sanctions imposed under the Act, could significantly affect our financial performance.

Health Insurance Portability and Accountability Act of 1996

In addition to creating the new federal statutes discussed above, HIPAA, as amended by the HITECH Act, also establishes uniform standards governing the conduct of certain electronic health care transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by certain covered entities, including health care providers, health plans and health care clearinghouses. As a covered entity, we must comply with the Standards for Privacy of Individually Identifiable Health Information, which restrict our use and disclosure of certain individually identifiable health information. We have been required to comply with the Privacy Standards since April 14, 2003. We must also comply with the Standards for Electronic Transactions, which establish standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures. We have been required to comply with these standards since October 16, 2003. We must also comply with the Security Standards, which require us to implement security measures to protect the security and integrity of certain electronic health information. We have been required to comply with these standards since April 21, 2005. One other standard relevant to our use of medical information has been promulgated under HIPAA. CMS has published a final rule, which required us to adopt Unique Health Identifiers for use in filing and processing health care claims and other transactions by May 23, 2007. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package signed into law on February 17, 2009, included the HITECH Act, which dramatically expanded, among other things, (1) the scope of HIPAA to apply directly to “business associates,” or independent contractors who receive or obtain protected health information (“PHI”) in connection with providing a service to the covered entity, (2) substantive security and privacy obligations, including new federal security breach notification requirements to affected individuals and DHHS and potentially media outlets, of breaches of unsecured PHI, (3) restrictions on marketing communications and a prohibition on covered entities or business associates from receiving remuneration in exchange for PHI, and (4) the civil and criminal penalties that may be imposed for HIPAA violations, increasing the annual cap in penalties from $25,000 to $1.5 million per year. We believe that we are in compliance with all of the applicable HIPAA standards, rules and regulations, as amended by the HITECH Act. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

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

Certificate-of-Need Laws

In some states, a CON or similar regulatory approval is required before the acquisition of high-cost capital items, including diagnostic imaging or radiation oncology systems or provision of diagnostic imaging or radiation oncology services by us or our clients. CON regulations may limit or preclude us from providing diagnostic imaging or radiation oncology services or systems. Revenue from states with CON regulations represented greater than 50% of our total revenue for the year ended December 31, 2011.

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

Reimbursement

We derive most of our revenues directly from healthcare providers, primarily from acute care hospitals, with whom we contract to provide services to their patients. We generated approximately 79% of our revenues for the year ended December 31, 2011 by providing services to hospitals and other healthcare providers. Some of our revenues come from third-party payors, including government programs such as the Medicare and Medicaid programs, that we bill directly. In the year ended December 31, 2011, we derived 21% of our revenues from direct billings to patients and their third-party payors. Services for which we submit direct billings for Medicare and Medicaid patients are paid on a fee schedule basis, and patients are responsible for deductibles and coinsurance.

With respect to our retail business, for services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress had failed to intervene. In the past, when the application of the statutory formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. For 2011, CMS projected a rate reduction of 6.1% under the statutory formula (assuming that the projected 21.2% rate reduction for 2010 was implemented). The Medicare and Medicaid Extenders Act of 2010, which was signed into law on December 15, 2010, froze the 2010 update through 2011. Because CMS was required to make its other changes to the Medicare Physician Fee Schedule (discussed below) budget neutral, CMS made a downward adjustment to what is known as the “conversion factor,” which translates values in dollar amounts. Whereas the conversion factor for the end of 2010 was $36.8729, it was $33.9764 for 2011. For 2012, CMS projected a rate reduction of 27.4% from 2011 rates if Congress failed to intervene. On December 23, 2011, President Obama signed into law the Temporary Payroll Tax Cut Continuation Act of 2011, which replaced the Medicare physician payment cut that was scheduled to take place on January 1, 2012, with a 0% update for two months, thereby allowing for continuation of current physician payment rates until February 29, 2012. The 0% update for physician payment rates was extended through December 31, 2012, by the Middle Class Tax Relief and Job Creation Act of 2012, which was signed into law on February 22, 2012. President Obama’s budget for fiscal year 2012 includes measures that would freeze the update factor for an additional two years through 2013, and in its March 2011 Report to Congress, the Medicare Payment Advisory Commission or MedPAC, recommended an increase of 1% for 2012. If Congress fails to continue the freeze or otherwise revise the statutory formula for future years, the resulting decrease in payment will adversely affect our revenues and results of operations.

Also with respect to our retail business, for services furnished on or after July 1, 2010, CMS began implementing a 50% reduction in reimbursement for multiple images on contiguous body parts, as mandated by the PPACA. Beginning January 1, 2011, CMS applied the same reduction to certain CT and CT angiography (“CTA”), MRI and MR angiography (“MRA”), and ultrasound services furnished to the same patient in the same session, regardless of the imaging modality, and not limited to contiguous body areas. CMS projected that this expanded policy would reduce payment for 20% more services than the prior multiple procedure payment reduction policy, and would primarily reduce payments for radiology services and to freestanding diagnostic imaging centers, such as our retail business. For 2012, CMS extended this policy to the physician reviews of these imaging services by implementing a 25% multiple procedure reduction to the professional payments to the specialties of radiology and interventional radiology. CMS will address whether to apply the multiple images reduction policy to all imaging services and diagnostic tests in future rulemaking. At this time, we do not believe that these multiple procedure payment reductions will have a material effect on our future retail revenues.

Other recent regulatory updates to the Physician Fee Schedule included reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the previous 50% usage rate to a 90% usage rate. This utilization change, which is being phased in over a four-year period that began in 2010, applies to MRI and CT scans, but not for radiation therapy and other therapeutic equipment. The PPACA superseded CMS’s assumed usage rate for such equipment and, beginning on January 1, 2011, CMS uses a 75% utilization rate. For 2011, CMS expanded the list of services to which the higher equipment utilization rate assumption applies to include certain diagnostic CTA and MRA procedures using similar CT and MRI scanners that cost more than $1 million. We currently estimate that the new usage assumptions for MRI and CT scans under the PPACA will not have a material effect on our future retail revenues.

Also effective January 1, 2011, CMS made further adjustments to the Physician Fee Schedule so that specialties that have a higher proportion of the payment rate attributable to operating expenses such as equipment and supplies, which include radiation oncology, will experience an increase in aggregate payments. In addition, as a result of adjustments to codes identified to be misvalued, radiation oncology specialties and suppliers providing the technical component of diagnostic tests are among the entities that will experience decreases in aggregate payment. Some of these changes will be transitioned, and CMS estimated that the effect for 2011 (inclusive of the changes in the equipment utilization rate discussed above as well as the expanded multiple procedure payment reductions for certain imaging services) would be a 1% reduction in radiation oncology, 10% reduction in radiology, 4% reduction in nuclear medicine and 15% reduction for all suppliers providing the technical component of diagnostic tests generally. To date, these changes have not had a material effect on our retail revenues.

For 2012, CMS estimated in its November 2011 final rule that the effect (which includes the implementation of the 25% multiple procedure payment reduction policy to the professional component of certain imaging services) will be a 6% reduction in radiation oncology, 5% reduction in radiology, 1% reduction in nuclear medicine and 3% reduction for all suppliers providing the technical component of diagnostic tests generally. These estimated effects are calculated before the application of the negative update factor discussed above. At this time, we do not believe that the regulatory changes will have a material effect on our future retail revenues.

In addition to annual updates to the Medicare Physician Fee Schedule, as indicated above, CMS also publishes regulatory changes to the hospital outpatient prospective payment system (“HOPPS”) on an annual basis. These payments are the amounts received by our hospital clients for hospital outpatient services and summarized in the table below:

	2008 Payment	2009 Payment	2010 Payment	2011 Payment	2012 Payment
Nonmyocardial PET and PET/CT scan	$1,057	$1,037	$1,037	$1,042	$1,038

Myocardial PET scan	$1,400	$1,157	$1,433	$1,107	$1,038

Stereotactic radiosurgery treatment delivery systems (depending on the level of service)	$1,057 - $8,055	$952 - $7,642	$963 - $7,344	$977 - $7,661	$903 - $7,461

The PET and PET/CT Medicare HOPPS rate reductions did not have a material negative effect on our revenue and earnings in 2009, 2010 or 2011. At this time, however, we cannot predict the effect of future rate reductions on our future revenues or business.

The 2011 HOPPS and Medicare Physician Fee Schedule rules also implemented a number of PPACA provisions, including the waiver of beneficiary cost-sharing for certain preventive services covered under

Medicare, such as screening mammograms and colonoscopies. Effective January 1, 2011, Medicare beneficiaries are no longer required to satisfy their deductibles or pay a copayment amount for these services. CMS stated that by eliminating these out-of-pocket costs, beneficiaries will be encouraged to make full use of their Medicare preventive benefits. At this time, we cannot predict whether these changes will have a material effect on the demand for our services and/or our future revenues.

Over the past few years, the growth rate of MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, additional patient-related cost-sharing programs and an increasing trend of third-party payors intensifying their utilization management efforts, for example through benefit managers who require preauthorizations, to control the growth rate of imaging services generally. We expect that these trends will continue. Another recent initiative to potentially reduce utilization of certain imaging services, authorized under the Medicare Improvements for Patients and Providers Act (“MIPPA”), is the Medicare Imaging Demonstration, which is a two-year demonstration project designed to collect data regarding physician use of advanced diagnostic imaging services. This information would be used to determine the appropriateness of services by developing medical specialty guidelines for advanced imaging procedures within three designated modalities (MRI, CT and nuclear medicine). On February 2, 2011, CMS announced that it selected five participants for the demonstration project, although a start date has not yet been established.

In addition, we cannot predict the full extent of the PPACA on our business. The reform law substantially changes the way health care is financed by both governmental and private insurers. Although certain provisions may negatively affect payment rates for certain imaging services, the PPACA also extends coverage to approximately 32 million previously uninsured people which may result in an increase in the demand for our services. A number of state governors have strenuously opposed the mandatory purchase of insurance, known as the individual mandate, and initiated lawsuits challenging the constitutionality of certain provisions of the PPACA. Many of these challenges are still pending final adjudication in several jurisdictions, including the U.S. Supreme Court. Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. At this time, it remains unclear whether there will be any changes made to the PPACA, whether to certain provisions or its entirety.

Moreover, other legislative changes have been proposed and adopted since the PPACA was enacted. Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. The full effect of the PPACA and the new law on our business is uncertain, and it is not clear whether other legislative changes will be adopted or how those changes would affect the demand for our services. Payments to us by third-party payors depend substantially upon each payor’s coverage and reimbursement policies. Third-party payors may impose limits on coverage or reimbursement for diagnostic imaging services, including denying reimbursement for tests that do not follow recommended diagnostic procedures. Coverage policies also may be expanded to reflect emerging technologies. Because unfavorable coverage and reimbursement policies have and may continue to constrict the profit margins of the hospitals and clinics we bill directly, we have and may continue to need to lower our fees to retain existing clients and attract new ones. If coverage is limited or reimbursement rates are inadequate, a healthcare provider might find it financially unattractive to own diagnostic imaging or radiation oncology systems, yet beneficial to purchase our services. It is possible that third-party coverage and reimbursement policies will affect the need or prices for our services in the future, which could significantly affect our financial performance and our ability to conduct our business.

Environmental, Health and Safety Laws

We are subject to federal, state and local regulations governing the storage, use, transport and disposal of materials and waste products, including biohazardous and radioactive wastes. Our PET service and some of our other imaging services require the use of radioactive materials. While this material has a short half-life, meaning it quickly breaks down into inert, or non-radioactive substances, using such materials presents the risk of accidental environmental contamination and physical injury. Although we believe that our safety procedures for storing, handling, transporting and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. We maintain professional liability insurance that covers such matters with coverage that we believe is consistent with industry practice and appropriate in light of the risks attendant to our business. However, in the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention to comply with current or future environmental laws and regulations. We have not had material expenses related to environmental, health and safety laws or regulations to date.

How to Obtain Our SEC Filings

All reports we file with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. We also provide copies of our current reports on Form 8-K, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, proxy statement and amendments to those documents at no charge to investors upon request and make electronic copies of those reports available through our website at www.alliancehealthcareservices-us.com as soon as reasonably practicable after filing those materials with the SEC. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this Annual Report on Form 10-K or any other document that we file with the SEC.

Our Investor Relations Department can be contacted at Alliance HealthCare Services, Inc., 100 Bayview Circle, Suite 400, Newport Beach, California 92660, Attn: Investor Relations, tel: (949) 242-5300.

Executive Officers of the Registrant

Set forth below is information regarding our executive officers, including their principal occupations for the past five years and their ages as of March 15, 2012. There are no family relationships between any of our executive officers and any other executive officer or board member. Our board of directors elects our executive officers, who serve at the discretion of our board of directors.

Name	Age	Present Position
Paul S. Viviano	58	Chairman of the Board of Directors and Chief Executive Officer
Richard J. Hall	58	President, Alliance Oncology
Howard K. Aihara	48	Executive Vice President and Chief Financial Officer
Richard W. Johns	54	Executive Vice President, General Counsel and Secretary
Richard A. Jones	48	Executive Vice President, Alliance Imaging

Paul S. Viviano has been a director since 2003 and the Chairman of the Board since November 2003. He served as our President and Chief Operating Officer from January 2, 2003 through April 7, 2003, when he became our President and Chief Executive Officer. Effective October 1, 2004, Mr. Viviano became our Chairman and Chief Executive Officer. Before joining us, Mr. Viviano was chief executive officer of USC University Hospital and USC Norris Cancer Hospital from 2000 to 2002. He was employed by the St. Joseph Health System from 1987 to 2000 and served as its executive vice president and chief operating officer from 1995 to 2000. Mr. Viviano currently serves as the Chairman of the Finance Committee.

Richard J. Hall has served as President, Alliance Oncology since November 2008. Mr. Hall’s health care background includes more than 25 years experience in both the public and private sectors, including approximately four years as senior vice president of business development and marketing for US Oncology (now a subsidiary of McKesson), the nation’s largest oncology services provider. Mr. Hall began his career with American Hospital Supply and has also held senior leadership positions with General Medical Corporation, McKesson Corporation, PatientKeeper® and BrightStar Healthcare®.

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

Richard W. Johns has served as our Executive Vice President, General Counsel and Secretary since February 1, 2012. Mr. Johns had a legal career spanning 30 years providing legal services to a variety of healthcare clients based in the United States and Europe. Before joining Alliance, he was General Counsel at LaVie Care Centers, a national long-term care company with revenues in excess of $1 billion annually and approximately 19,000 employees caring for 13,000 residents. Prior to his role with LaVie Care Centers, he served as a partner for over 10 years with the nationally recognized firm of Foley & Lardner, where he was instrumental in developing a national healthcare practice. Mr. Johns began his legal career working with various law firms in the Washington, D.C. area and holds a Juris Doctor degree from the University of Southern California.

Richard A. Jones was appointed to Executive Vice President of the Imaging Division in August 2011. He has been with Alliance since 1996, originally serving as Regional Operations Manager, then Vice President of Business Development, then Vice President of Operations for the North zone, then Senior Vice President of the North zone, and then as Senior Vice President of Operations. Before joining Alliance, Mr. Jones held a number of leadership roles in hospitals and the commercial healthcare sector.

Item 1A.	Risk Factors.

You should carefully consider the risks described below before investing in our publicly-traded securities. If any of these risks actually occurs, our business, financial condition or results of operations will likely suffer. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment. Some of the statements in this Item 1A are “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See “Cautionary Statement Regarding Forward-looking Statements” on page 1.

We have described the risk factors in the following related groups:

•	risks related to government regulation of our business;

•	other risks related to our business;

•	risks related to our governance and stock exchange listing; and

•	risks related to our debt.

Risks Related to Government Regulation of Our Business

Changes in the rates or methods of third-party reimbursements for diagnostic imaging services could result in reduced demand for our services or create downward pricing pressure, which could cause our revenues to decline and harm our financial position.

We derived approximately 21% of our 2011 revenues from direct billings to patients and third-party payors such as Medicare, Medicaid or private health insurance companies. Changes in the rates or methods of reimbursement for the services we provide could have a significant negative effect on those revenues. Moreover, our healthcare provider clients on whom we depend for the majority of our revenues generally rely on reimbursement from third-party payors. If we or our clients receive decreased reimbursements as a result of various governmental efforts to reduce heathcare costs as described in detail in Item 1, Business—Regulation and—Reimbursement, these decreases could result in a reduced demand for our services or downward pricing pressures, which could have a material adverse effect on our financial position.

With respect to our retail business, for services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress had failed to intervene. In the past, when the application of the statutory formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions in payments. If Congress fails to intervene as it has done in the past to prevent the implementation of payment reductions through either another temporary measure or a permanent revision to the statutory formula, the resulting decrease in payment will adversely affect our revenues and results of operations.

We cannot predict the individual and collective effect on our business of the changes described above, but they could negatively affect parts of our business or our entire operations, which could harm our financial performance and condition.

Complying with federal and state regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

We are directly or indirectly through our clients subject to extensive regulation by both the federal government and the states in which we conduct our business, including the federal Anti-Kickback Law and similar state anti-kickback laws, the Stark Law and similar state laws affecting physician referrals, the federal False Claims Act, HIPAA, as amended by the HITECH Act, and similar state laws addressing privacy and security, state unlawful practice of medicine and fee splitting laws, state certificate of need laws, the Medicare and Medicaid statutes and regulations, and requirements for handling biohazardous and radioactive materials and wastes.

Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. These investigations relate to a wide variety of matters, including referral and billing practices. The OIG and the DOJ have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries.

If our operations are found to be in violation of any of the laws and regulations to which we or our clients are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of our operations. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. Our risk of being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business. For a more detailed discussion of the various state and federal regulations to which we are subject, see Item 1, Business—Regulation,—Reimbursement and—Environmental, Health and Safety Laws.

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

Healthcare reform legislation and regulations could adversely affect our operations or limit the prices we can charge for our services, which would reduce our revenues and harm our operating results.

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

Some states require a CON or similar regulatory approval prior to the acquisition of high-cost capital items, including diagnostic imaging systems or provision of diagnostic imaging services by us or our clients. Twenty-one of the 46 states in which we operate require a CON, and more states may adopt similar licensure frameworks in the future. In many cases, a limited number of these certificates are available in a given state. If we are unable to obtain the applicable certificate or approval or additional certificates or approvals necessary to expand our operations, these regulations may limit or preclude our operations in the relevant jurisdictions.

Conversely, states in which we have obtained a CON may repeal existing CON regulations or liberalize exemptions from the regulations. For example, Pennsylvania, Nebraska, New York, Ohio and Tennessee have liberalized exemptions from CON programs. The repeal of CON regulations in states in which we have obtained a CON or CON exemption would lower barriers to entry for competition in those states and could adversely affect our business.

If we fail to comply with various licensure, certification and accreditation standards, we may be subject to loss of licensure, certification or accreditation, which would adversely affect our operations.

All of the states in which we operate require the imaging technologists who operate our computed tomography, single photon emission computed tomography and positron emission tomography systems to be licensed or certified. Also, each of our retail sites must continue to meet various requirements to receive payments from the Medicare program. In addition, we are currently accredited by The Joint Commission, an independent, non-profit organization that accredits various types of healthcare providers such as hospitals, nursing homes and providers of diagnostic imaging services. In the healthcare industry, various types of organizations are accredited to meet certain Medicare certification requirements, expedite third-party payments and fulfill state licensure requirements. Some managed care providers prefer to contract with accredited organizations. Any lapse in our licenses, certifications or accreditations or those of our technologists, or the failure of any of our retail sites to satisfy the necessary requirements under Medicare could adversely affect our operations and financial results.

We cannot predict the full extent of the PPACA on our business, and its effects may harm our financial performance and our stockholder value.

The healthcare reform law substantially changes the way healthcare is financed by both governmental and private insurers. Although certain provisions may negatively affect payment rates for certain imaging services, the PPACA also extends coverage to approximately 32 million previously uninsured people, which may result in an increase in the demand for our services. A number of state governors have strenuously opposed the mandatory purchase of insurance, known as the individual mandate, and have initiated lawsuits challenging the constitutionality of certain provisions of the PPACA. Many of these challenges are still pending final adjudication in several jurisdictions, including the United States Supreme Court. Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. It remains unclear whether there will be any changes made to the PPACA.

Moreover, other legislative changes have been proposed and adopted since the PPACA was enacted. Automatic cuts to several government programs could become effective and, with respect to Medicare, would include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. The full effect on our business of the PPACA and new legislation is uncertain. It is unclear whether other legislative changes, if any, will be adopted, or how those changes would affect the demand for our services.

Changes in healthcare rules driven by federal budget priorities may adversely affect our operations and revenues, both directly and indirectly.

On February 20, 2012, President Obama released his proposed budget for fiscal year 2013. The proposed budget included a number of proposals relating to the operations and expenditures of DHHS and, in particular, CMS. Although it is unclear whether any major healthcare policy initiatives will be accomplished during an election year, President Obama proposes (a) to update Medicare payments to more appropriately account for utilization of advanced diagnostic imaging (which includes MRI, CT and PET/CT diagnostic services); and (b) to establish a prior authorization program for advance diagnostic imaging. Although President Obama’s 2013 budget contains no details regarding how Medicare payment systems may be adjusted to take utilization into consideration, it is possible that CMS may propose additional reimbursement cuts to diagnostic imaging as part of the annual Medicare Physician Fee Schedule updates that are typically proposed later in the year and effective as of the first day of the following year. At this point, we do not have sufficient information to evaluate what, if any, Medicare reimbursement changes will be proposed to address utilization issues associated with advanced diagnostic imaging.

President Obama has previously proposed a prior authorization program for advanced diagnostic imaging on several occasions, but Congress has not adopted these proposals into law. The traditional Medicare fee-for-service program does not have a prior authorization program in place for advanced diagnostic imaging, and Medicare beneficiaries may receive diagnostic tests based upon physician orders and appropriate medical necessity. It is likely that any prior authorization program, other than a limited demonstration program, would require Congressional action to implement. We are not able to predict whether Congress will consider and adopt such proposals, the timeframe for implementing such a system in the Medicare program if such proposals were adopted into law, or the potential effect on our diagnostic imaging business if those proposals were adopted into law. President Obama’s 2013 budget contains no specific proposals with respect to cancer treatment or radiation therapy services. Future adjustments, if any, to Medicare’s reimbursement rates for cancer treatment and radiation therapy occur annually as part of CMS’s update to the Medicare Physician Fee Schedule. These changes, whether due to President Obama’s proposals or otherwise, could include provisions that would cause our operations to be more expensive or reduce our revenues and thereby have a material adverse effect on our financial performance and condition.

Other Risks Related to Our Business

Our MRI and PET/CT scan volumes were lower in 2011 than in 2010, and a continued decline in the volumes could have a material adverse effect on the demand for our services and/or our future revenues.

We believe the reductions we experienced in our 2011 MRI and PET/CT scan volumes resulted from high unemployment rates, the number of under-insured or uninsured patients, the reported decline in physician office visits, hospitals adding imaging services to enhance hospital profitability and other conditions arising from the global economic conditions described below. We believe that MRI and PET/CT scan revenues from our shared-service operations will continue to decline in future periods. If we are unable to arrest and reverse these declines, our financial performance and condition will suffer.

We experience competition from other medical diagnostic and radiation oncology companies and equipment manufacturers, and this competition could adversely affect our revenues and our business.

The market for diagnostic imaging and radiation oncology services and systems is competitive. In addition to direct competition from other imaging and radiation oncology providers, we compete with independent imaging centers and referring physicians with diagnostic imaging systems in their own offices, as well as with OEMs that aggressively sell or lease imaging or RO systems to healthcare providers for full-time installation. Some of our competitors may now or in the future have access to greater resources than we do or may be less burdened with debt. If we are unable to compete successfully with this diverse group of competitors, particularly if overall MRI usage continues to decline, our client base will decline and our business and financial condition will suffer.

Our revenues may fluctuate or be unpredictable, which may adversely affect our financial results.

The amount and timing of revenues that we may derive from our business will fluctuate based on:

•	the effects of governmental laws, regulations and reimbursement policies on payments to us and to third-party payors;

•	variations in the rate at which our clients renew their contracts with us;

•	the extent to which our mobile shared-service clients become full-time clients;

•	competitive factors;

•	trends in healthcare treatment and reimbursement by government and private insurance;

•	overall revenue trends;

•	changes in the number of days of service we can offer with respect to a given system due to equipment malfunctions or the seasonal factors discussed below;

•	the mix of wholesale and retail billing for our services; and

•	the overall United States economy and the economy in the particular areas where we provide our services.

In addition, we experience seasonality in the sale of our services. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenues are affected primarily by inclement weather, typically resulting in fewer patients being scanned or treated during the period. Fourth quarter revenues are affected by holiday and client and patient vacation schedules, resulting in fewer scans or treatments during the period. Due to the fixed nature of our costs, the variability in margins is higher than the variability in revenues. As a result, our revenues may vary significantly from quarter to quarter, and our quarterly results have been and may in the future be below market expectations. We also experience fluctuations in revenues due to general economic conditions, including recession or economic slowdown. We may not be able to reduce our expenses, including our debt service obligations, quickly enough to respond to these declines in revenue, which would make our business difficult to operate and would harm our financial results.

We may be unable to renew or maintain our client contracts, which would harm our business and financial results.

When our clients’ contracts with us expire, those clients may cease using our imaging services and purchase or lease their own imaging systems or use our competitors’ imaging systems. During the year ended December 31, 2011, we experienced a modest increase in the rate of contract terminations partially due to stepped up marketing, sales and attractive financing alternatives offered by OEMs to our clients. Some of our clients can exercise early termination clauses and otherwise discontinue service before maturity. As a result of these and other factors, our MRI revenues for 2011 declined compared to 2010 levels. If our clients do not renew or maintain their contracts as we expect, our business will suffer. It is not always possible to obtain replacement clients quickly. Historically, many replacement clients have been smaller facilities that have a lower number of scans and generate less revenue than the clients we lost. We also run the risk of being unable to renew or maintain our client contracts in our Radiation Oncology Division.

Pressure to control healthcare costs could have a negative effect on our results.

One of the principal objectives of managed care organizations, such as health maintenance organizations and preferred provider organizations, is to control the cost of healthcare services. Healthcare providers participating in managed care plans may be influenced to refer patients seeking imaging services or radiation therapy to certain providers depending on the plan in which a covered patient is enrolled. The expansion of health maintenance organizations, preferred provider organizations and other managed care organizations within the geographic areas we cover could have a negative effect on the utilization and pricing of our services, because these organizations may exert greater control over patients’ access to services of the type we offer, the selections of the provider of those services and reimbursement rates for those services.

We may be unable to maintain our imaging and radiation oncology systems effectively or generate revenue when our systems are not working.

Timely, effective service is essential to maintaining our reputation and high utilization rates on our imaging and radiation oncology systems. Repairs to one of our systems can take up to two weeks and result in a loss of revenue. Our warranties and maintenance contracts do not fully compensate us for loss of revenue when our systems are not working. The principal components of our cost of revenues include depreciation; amortization; compensation paid to technologists, therapists, drivers and other clinical staff; system maintenance costs; insurance; medical supplies; system transportation; technologists’ travel costs; and professional costs related to the delivery of radiation therapy and professional radiology interpretation services. Because the majority of these expenses are fixed, a reduction in the number of scans or treatments performed due to out-of-service equipment will result in lower revenues and margins. Equipment manufacturers repair our equipment, and they may not be able to perform repairs or supply needed parts in a timely manner. Therefore, if we experience greater than anticipated system malfunctions or if we are unable to promptly obtain the service necessary to keep our systems functioning effectively, our revenues could decline and our ability to provide services would be harmed.

Harsh weather conditions may limit our ability to maximize the utilization of our diagnostic imaging equipment, which may reduce our revenue.

Harsh weather conditions can adversely affect our operations and financial condition. To the extent severe weather patterns affect the regions in which we operate, potential patients may find it difficult to travel to our centers and we may have difficulty moving our mobile systems along their scheduled routes. As a result, we could experience a decrease in equipment utilization, scan volume and revenues during that period.

Natural disasters could adversely affect our business and operations.

Our corporate headquarters is located in California and we currently operate in various geographic regions across 46 states. Consequently, we are subject to varying risks for natural disaster, including hurricanes, blizzards, floods, earthquakes and tornados. Depending on its severity, a natural disaster could damage our facilities and systems or prevent potential patients from traveling to our centers. Damage to our equipment or any interruption in our business would adversely affect our financial condition and could result in the loss of the capital invested in the damaged facilities or systems or anticipated future cash flows from those facilities or imaging systems.

Adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit markets could adversely affect our operating results, financial condition or liquidity.

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. Recent global market and economic conditions have been unprecedented and challenging, with tighter credit conditions and recession in most major economies that have continued into 2012. Ongoing concerns about the systemic effect of potential long-term and wide-spread recession, inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased market volatility and diminished expectations for the United States economy. In August 2011, Standard & Poors downgraded the credit rating of the United States Federal government and Moody’s Investor Services placed the credit rating of the United States Federal government on negative watch for possible downgrading. In addition, significant concerns have arisen regarding potential defaults by several European countries, including Greece, and the effects that those defaults may have on European and worldwide banking systems and economies. These conditions, combined with volatile oil prices, declining business and consumer confidence, increased unemployment, increased tax rates and governmental budget deficits and debt levels have contributed to volatility of unprecedented levels in our business. We believe our MRI and PET/CT scan volumes were reduced during 2011 by high unemployment rates, the number of under-insured or uninsured patients, the reported decline in physician office visits, hospitals adding imaging services to enhance hospital profitability and other conditions arising from the global economic conditions described above. We cannot quantify the effect these conditions might have on our future revenues or business, although we believe that MRI scans will continue to decline in 2012. If we are unable to arrest and reverse these declines, our financial performance and condition will suffer.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases cease to provide, funding to borrowers. Continued turbulence in the United States and international markets and economies may adversely affect our liquidity and financial condition and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability to timely access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations.

We may not receive payment from some of our healthcare provider clients because of their financial circumstances.

Some of our healthcare provider clients do not have significant financial resources, liquidity or access to capital. If these clients experience financial difficulties, they may be unable to pay us for the equipment and services that we provide. We have experienced, and expect to continue to experience, write-offs of accounts receivables from healthcare provider clients that become insolvent, file for bankruptcy or are otherwise unable to pay amounts owed to us. A significant deterioration in general or local economic conditions could have a material adverse affect on the financial health of some of our healthcare provider clients. As a result, we may have to increase the amounts of accounts receivables that we write-off, which would adversely affect our financial condition and results of operations.

Technological change in our industry could reduce the demand for our services and require us to incur significant costs to upgrade our equipment.

We operate in a competitive, capital intensive and high fixed-cost industry. The development of new technologies or refinements of existing ones might make our existing systems technologically or economically obsolete, or reduce the need for our systems. Numerous companies currently manufacture MRI, PET and PET/CT, radiation oncology and other diagnostic imaging systems. Competition among manufacturers for a greater share of the MRI, PET and PET/CT and other diagnostic imaging systems market has resulted in and likely will continue to result in technological advances in the speed and imaging capacity of these new systems, including the new ultra-high field MRI systems and 256-slice CT systems. Consequently, the obsolescence of our systems may be accelerated. Should new technological advances occur, we may not be able to acquire the new or improved systems. In the future, to the extent we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing or the issuance of equity or debt securities, we may be unable to maintain a competitive equipment base. In addition, advancing technology may enable hospitals, physicians or other diagnostic service providers to perform procedures without the assistance of diagnostic service providers such as ourselves. As a result, we may not be able to maintain our competitive position in our targeted regions or expand our business.

Because a high percentage of our operating expenses are fixed, a relatively small decrease in revenues could have a significant negative effect on our financial results.

A high percentage of our expenses are fixed, meaning they do not vary significantly with the increase or decrease in revenues. Those expenses include debt service and capital lease payments, rent payments, payroll, maintenance, insurance and vehicle operation costs. As a result, a relatively small reduction in the prices we charge for our services or in our procedure volumes could have a disproportionate negative effect on our financial results.

We may be subject to professional liability risks, which could be costly and could negatively affect our business and financial results.

We may be subject to professional liability claims. There is a risk of harm to a patient during an MRI if the patient has certain types of metal implants or cardiac pacemakers within his or her body. Although patients are screened to safeguard against this risk, screening may nevertheless fail to identify the hazard.

In response to recent press reports concerning the risk of significant, sometimes fatal, errors in radiation therapy, especially relating to linear radiation, accreditation of facilities and the establishment of a national error reporting database are under consideration. In addition, various trade organizations have called for quality improvement measures and the establishment of the nation’s first central database for the reporting of errors involving linear particle accelerators and CT scanners. Federal legislation in these areas is under consideration and a Congressional hearing was held in February 2010. We are not aware of any actions taken after the hearing. In addition, on September 29, 2010, California enacted a law that will require hospitals and clinics to record radiation doses for CT scans, effective July 1, 2012, and to report any overdoses to patients, their doctors and the California Department of Public Health. Effective July 1, 2013, the new California law will also require all facilities that furnish CT services to be accredited by an organization approved by CMS, the Medical Board of California or the California Department of Public Health. We cannot assure you that the cost of complying with any new regulations will not be substantive, that the negative publicity concerning these errors will not adversely affect our business, or that these types of errors will not occur with our services.

We maintain professional liability insurance with coverage that we believe is consistent with industry practice and appropriate in light of the risks attendant to our business. Nevertheless, any claim made against us could be costly to defend against, result in a substantial damage award against us and divert the attention of our management from our operations, which could have an adverse effect on our financial performance. It is also possible that our insurance coverage will not continue to be available at acceptable costs or on favorable terms.

Loss of key executives and failure to attract qualified managers and sales persons could limit our growth and negatively affect our operations.

We depend upon our management team to a substantial extent. In particular, we depend upon Mr. Viviano, our Chief Executive Officer and Chairman of our Board of Directors, for his skills, experience and knowledge of our company and industry contacts. We do not have key employee insurance policies covering any of our management team. The loss of Mr. Viviano or other members of our management team could have a material adverse effect on our business, results of operations or financial condition.

We require field managers and sales persons with experience in our industry to operate and sell our services for diagnostic imaging and radiation oncology. We cannot predict the availability of qualified field managers and sales persons or the compensation levels that will be required to hire and retain them. The loss of the services of any member of our senior management or our inability to hire qualified field managers and sales persons at compensation levels that are economically reasonable to us could adversely affect our ability to operate and grow our business.

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

Loss of, and failure to attract, qualified employees, technologists and other clinical staff could limit our growth and negatively affect our operations.

Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense. In particular, there is a very high demand for qualified technologists who are necessary to operate our systems, particularly PET and PET/CT technologists. We may not be able to hire and retain a sufficient number of technologists, therapists, physicists and dosimetrists, and we expect that our costs for the salaries and benefits of these employees will continue to increase for the foreseeable future because of the industry’s competitive demand for their services. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

Our PET and PET/CT services and some of our other imaging services require the use of radioactive materials, which could subject us to regulation-related costs and delays and potential liabilities for injuries or violations of environmental, health and safety laws and regulations.

Our PET and PET/CT services and some of our other imaging services require radioactive materials. While these radioactive materials have a short half-life—meaning it quickly breaks down into inert or non-radioactive substances—storage, transportation, use and disposal of these materials present the risk of accidental environmental contamination and physical injury. We are subject to federal, state and local regulations governing storage, transportation, handling and disposal of these materials and waste products. In spite of our safety procedures for storing, transporting, handling and disposing of these hazardous materials, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. We maintain professional liability insurance with coverage that we believe is consistent with industry practice and appropriate in light of the risks attendant to our business. In the event of an accident, however, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention to comply with current or future environmental, health and safety laws and regulations.

We may not be able to achieve the expected benefits from future acquisitions, which would adversely affect our financial condition and results.

We have historically relied on acquisitions as a method of expanding our business. In addition, we will consider future acquisitions as opportunities arise and our financial performance permits. If we do not successfully integrate acquisitions, we may not realize anticipated operating advantages and cost savings. The integration of companies that have previously operated separately involves a number of risks, including:

•	demands on management related to the increase in our size after an acquisition;

•	the diversion of management’s attention from the management of daily operations to the integration of operations;

•	difficulties in the assimilation and retention of employees;

•	potential adverse effects on operating results; and

•	challenges in retaining clients.

We may not be able to maintain the levels of operating efficiency that acquired companies have achieved or might achieve separately. Successful integration of each of their operations will depend upon our ability to manage those operations and to eliminate redundant and excess costs. Because of difficulties in combining operations, we may not be able to achieve the cost savings and other size-related benefits that we hoped to achieve after these acquisitions, which would harm our financial condition and operating results.

High fuel costs can harm our operations and financial performance.

Fuel costs constitute a significant portion of our mobile operating expenses, through diesel fuel for our tractor fleet and mileage reimbursement for our technologists. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and supply and demand. Fuel availability is also affected by demand for home heating oil, diesel, gasoline and other petroleum products, as well as overall economic conditions. Because of the effect of these events on the price and availability of fuel, we cannot predict the cost and future availability of fuel with any degree of certainty. In the event of a fuel supply shortage or further increases in fuel prices, we might be forced to curtail our scheduled mobile services. There have been significant increases in fuel costs recently, and continued high fuel costs or further increases will harm our financial condition and results of operations.

Insurance costs and claims expenses could adversely affect our earnings.

The transportation aspect of our business is exposed to costs for claims related to property damage claims by others; personal injury; damage to our mobile systems resulting from accidents, vandalism or theft; and workers’ compensation. We carry insurance to minimize these exposures. Insurance costs have varied over the past five years, reflecting the level of our operations, the insurance environment for our industry, our claim experience and our self-retained (deductible) level.

We are also responsible for claim expenses within our self-retained (deductible) levels for liability and workers’ compensation claims. We maintain insurance to cover claims and expense in excess of our deductible levels with insurance companies that we consider financially sound. Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits and adversely affect our operating results. If the number or severity of claims within our deductible levels increases, or if we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment, our operating results would be adversely affected.

Our transportation operations are regulated, and failure to comply or increased costs of compliance with existing or future regulations could have a material adverse effect on our business.

The transportation aspect of our business is subject to legislative and regulatory changes that can affect our operations and financial performance. Our trucking operations and those of the trucking companies and independent contractors with whom we engage are subject to regulation by the Department of Transportation, or DOT, and various state, local, and foreign governmental agencies, which govern such activities as authorization to engage in motor carrier operations, handling of hazardous materials, safety ratings, insurance requirements, vehicle weight and size, and emissions restrictions. We are also periodically audited by the DOT and other state and federal authorities to ensure that we comply with safety, required licenses, hours-of-service, clean truck regulations, and other rules and regulations.

New governmental laws and regulations, or changes to existing laws and regulations, could affect our transportation operations. Any additional measures that may be required by future laws and regulations or changes to existing laws and regulations may require us to make changes to our operating practices and may result in additional costs which, if we are unable to pass through to our clients, could have an adverse effect on our financial performance.

Risks Related to Our Governance and Stock Exchange Listing

Funds managed by Oaktree Capital Management, LLC and MTS Health Investors, LLC beneficially own the majority of our outstanding shares of common stock and are therefore able to exert significant influence over us, including with respect to change of control transactions.

As of December 31, 2011, funds managed by Oaktree Capital Management, LLC and MTS Health Investors, LLC (collectively, the “Investor Parties”) beneficially owned approximately 51.0% of our outstanding shares of common stock. So long as they beneficially own at least 35% of our outstanding shares of common stock, the Investor Parties will have the right to designate three of the members of our board of directors. As a result of their ownership of our common stock and their right to designate three directors, the Investor Parties have the ability to exert significant influence on our management and operations, as well as control the outcome of matters requiring stockholder approval, including approving mergers, consolidations or sales of all or substantially all of our assets, election of directors and advisory votes, including advisory votes related to our executive pay practices and appointment of independent registered auditors. This concentration of ownership and voting power may have the effect of delaying or preventing a merger, consolidation, sale of assets or other similar transaction that involves a third party.

Because of the equity ownership of the Investor Parties, we are considered a “controlled company” for purposes of the New York Stock Exchange (“NYSE”) listing requirements. As such, we are exempt from the requirement that the majority of our board of directors meet the standards of independence established by the NYSE and we are exempt from the requirement that we have separate Compensation and Nominating and Corporate Governance Committees comprised entirely of directors who meet those independence standards. Although we do not currently intend to rely upon the exemption available for controlled companies, we may choose to use the exemption at any time that we remain a controlled company. The NYSE independence standards are intended to ensure that directors who meet the independence standards are free of any conflicting interest with management that could influence their actions as directors. It is possible that the interests of the Investor Parties may in some circumstances conflict with our interests or the interests of our other stockholders.

Possible volatility in our stock price could negatively affect us and our stockholders.

The trading price of our common stock on the NYSE has fluctuated significantly in the past. During the period from January 1, 2009 through December 31, 2011, the trading price of our common stock fluctuated from a high of $9.79 per share to a low of $0.93 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance, most recently in August 2011. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

•	changes in expectations as to future financial performance or buy/sell recommendations of securities analysts;

•	our, or a competitor’s, announcement of new products or services, or significant acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	the operating and stock price performance of other comparable companies.

In addition, the securities markets in the United States have experienced significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets. Broad market and industry factors may lead to volatility in the price of our common stock, regardless of our operating performance. Moreover, our stock has limited trading volume, and this illiquidity may increase the volatility of our stock price.

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

If we do not meet the New York Stock Exchange continued listing standards, the NYSE may delist our common stock.

Our common stock is listed on the NYSE, which imposes continued listing requirements with respect to listed shares. On September 28, 2011, the NYSE notified us that we had fallen below compliance with Section 802.01B(II)(ii) of the NYSE Listed Company Manual, which requires that our average global market capitalization not be less than $75.0 million over any consecutive 30 trading-day period. We submitted a plan to the NYSE that demonstrated our ability to regain compliance within 18 months. On December 2, 2011, we received notice that the NYSE had accepted our plan for continuing listing and, under that plan, the NYSE has granted us an 18-month extension until March 28, 2013 to regain compliance with the NYSE continued listing standards. Our shares of common stock will continue to be listed and traded on the NYSE during the cure period, subject to our compliance with other NYSE continued listing standards.

We are subject to ongoing monitoring by the NYSE for compliance with this plan and are required to submit quarterly reports, concurrent with our corresponding periodic SEC filings, to the NYSE regarding our progress toward our plan. Our failure to comply with the plan, including the quarterly reviews; to regain compliance with the market capitalization continued listing standard by the end of the 18-month period; or to maintain compliance with any other continued listing standard could result in the NYSE delisting our common stock.

A delisting of our common stock and our inability to list the stock on another national securities exchange could:

•	reduce the liquidity and market price of our common stock;

•	reduce the number of investors willing to hold or acquire our common stock, which could negatively affect our ability to raise equity financing;

•	limit our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets;

•	impair our ability to provide equity incentives to our employees; and

•	result in the loss of confidence by investors, suppliers and employees.

Any one or more of these effects could damage our business and harm our financial performance and condition.

Provisions of the Delaware General Corporation Law and our organizational documents may discourage an acquisition of us.

In the future, we could become the subject of an unsolicited takeover attempt. Although an unsolicited takeover could be in the best interests of our stockholders, our organizational documents and the General Corporation Law of the State of Delaware both contain provisions that will impede the removal of directors and may discourage another party from making a proposal to acquire us. For example, the provisions:

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

Risks Related to Our Debt

Our substantial debt could restrict our operations and make us more vulnerable to adverse economic conditions.

We are highly leveraged. As of December 31, 2011, we had $643.5 million of outstanding debt, excluding letters of credit, and approximately $64.8 million was available for borrowing under our revolving credit facility. Our substantial debt could have important consequences for our stockholders. For example, it requires us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and acquisitions and for other general corporate purposes. In addition, our debt could:

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

Our credit agreement and the indenture governing our notes contain restrictions on our ability to incur additional debt and engage in business activities and requirements that we maintain specified financial ratios. If we cannot comply with these covenants, we may be in default under these agreements.

The indenture governing the notes and our credit agreement contain affirmative and negative covenants that restrict, among other things, our ability to:

•	incur additional debt;

•	sell assets;

•	create liens or other encumbrances;

•	make certain payments and dividends; or

•	merge or consolidate.

In addition, we are required under our credit agreement to maintain specified financial ratios. On September 27, 2011, we entered into an amendment to our credit agreement pursuant to which we modified the financial covenants to provide us with greater flexibility for the next two years. Under the amended credit agreement, we are required to maintain (a) a maximum ratio of consolidated total debt to Consolidated Adjusted EBITDA, as defined in the credit agreement, of 5.25 to 1.00 through June 30, 2012, 5.00 to 1.00 from July 1, 2012 through June 30, 2013 and 4.00 to 1.00 thereafter, and (b) a minimum ratio of Consolidated Adjusted EBITDA to consolidated interest expense of 2.25 to 1.00 through December 31, 2012, 2.50 to 1.00 from January 1, 2013 through December 31, 2014 and 2.75 to 1.00 thereafter. As of December 31, 2011, our ratio of consolidated total debt to Consolidated Adjusted EBITDA was 4.44 to 1.00 and our ratio of Consolidated Adjusted EBITDA to consolidated interest expense was 3.28 to 1.00. If we are not able to improve our financial ratios prior to the expiration of this amendment, or if our financial ratios continue to worsen, we may be in default under our credit agreement.

All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. A failure to comply with these covenants and restrictions would permit the relevant creditors to declare all amounts borrowed under the relevant borrowing, together with accrued interest and fees, to be immediately due and payable. If the debt under the credit facility or the notes is accelerated, we may not have sufficient assets to repay amounts due under the credit facility, the notes or on other debt then outstanding. If we are unable to refinance our debt, we could become subject to bankruptcy proceedings, and you may lose all or a portion of your investment because the claims of certain of our creditors on our assets are prior to the claims of holders of the notes.

If there is a default under the agreements governing our material debt, the value of our assets may not be sufficient to repay our creditors.

Our property and equipment, which make up a significant portion of our tangible assets, had a net book value of $291.3 million as of December 31, 2011 and $311.7 million as of December 31, 2010. The book value of these assets should not be relied on as a measure of realizable value for such assets. The realizable value may be lower than net book value. The value of our assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts recovered. Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and further reduce the amounts that recovered. Our goodwill and other intangible assets had a net book value of $199.5 million as of December 31, 2011 and $287.7 million as of December 31, 2010. These assets primarily consist of the excess of the acquisition cost over the fair market value of the net assets acquired in purchase transactions, customer contracts and costs to obtain certificates of need. The value of goodwill and other intangible assets will continue to depend significantly upon the success of our business as a going concern and the growth in future cash flows. As a result, in the event of a default under the agreements governing our material debt or any bankruptcy or dissolution, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

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

Despite current debt levels, we and our subsidiaries may still be able to incur substantially more debt, which could increase the risks described above.

We and our subsidiaries may be able to incur substantial additional debt in the future. The terms of our new credit facility and the indenture governing the notes permit us or our subsidiaries to incur additional debt, subject to certain restrictions. Further, the new credit facility and the indenture governing the notes allow our subsidiaries to incur debt, all of which would be structurally senior to the notes. In addition, as of December 31, 2011, our new credit facility permitted additional borrowings of up to approximately $64.8 million under our new revolving credit facility subject to the covenants contained in our new credit facility, and all of those borrowings would be senior to the notes to the extent of the assets securing the new credit facility. If we add new debt to our or our subsidiaries’ current debt levels, the risks discussed above could intensify.

If we are unable to generate or borrow sufficient cash to make payments on our debt or to refinance our debt on acceptable terms when it matures, our financial condition would be materially harmed, our business could fail and you may lose all of your investment.

Our ability to make scheduled payments on or to refinance our obligations at maturity will depend on our financial and operating performance, which will be affected by economic, financial, competitive, business and other factors, some of which are beyond our control. As a result of the recent global market and economic conditions, the cost and availability of credit and equity capital have been severely affected. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our debt on or before maturity or sell certain of our assets. We cannot assure you that we will be able to restructure or refinance any of our debt on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

Increases in interest rates could adversely affect our financial condition.

An increase in prevailing interest rates would have an effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. As of December 31, 2011, approximately $424.0 million of our debt was at variable interest rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt. If interest rates are higher when our debt becomes due, we may be forced to borrow at the higher rates.

As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, carry the risks that the other parties to the agreements may not perform or that the agreements could be unenforceable. In the first quarter of 2010, we entered into three interest rate cap agreements to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. These agreements, which mature in February 2014, have a total notional amount of $150.0 million and were designated as cash flow hedges of future cash interest payments associated with a portion of our variable rate bank debt. Under these arrangements, we have purchased a cap on LIBOR at 4.50%.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We lease approximately 36,634 square feet of space in Newport Beach, California for our executive and principal administrative offices. We also lease 20,000 square feet of space in Canton, Ohio for our retail billing operations. We have 15,900 square feet of space for a large regional office in Andover, Massachusetts, in addition to other small regional offices we lease throughout the country. We also lease a 15,600 square foot operations warehouse in Orange, California, a 11,200 square foot operations warehouse in Fontana, California and a 9,000 square foot operations warehouse in Childs, Pennsylvania, which are used for the Imaging Division.

Item 3.	Legal Proceedings.

From time to time, we are involved in routine legal proceedings incidental to the conduct of our business. We believe that none of these legal proceedings pending against us will have a material adverse effect on our business.

In connection with our acquisition of Medical Outsourcing Services, LLC (“MOS”) in the third quarter of 2008, we subsequently identified a Medicare billing practice related to a portion of MOS’s retail billing operations that raised compliance issues under Medicare reimbursement guidelines. The practice was in place before the acquisition and was discontinued when we became aware of it. In accordance with our corporate compliance program, we have entered into discussions with representatives of the federal government to advise them of the issue and seek guidance on appropriate next steps. The discussions are ongoing and no resolution has yet been reached. No material amounts have been accrued to date.

In June 2010, we commenced arbitration proceedings against the former owners of MOS related to the Medicare billing matter, in addition to certain other indemnification issues. In the arbitration, we asserted claims of fraud and breach of representations and warranties.

On December 29, 2011, we received notice of an award by the arbitration panel, which awarded us $2.5 million in damages for breach of contract claims, plus prejudgment interest at 9% under New York law from July 29, 2008 (which interest continues to accrue until the award is paid in full); $0.3 million for two other indemnification claims; $1.5 million for attorneys’ fees and expenses; and $0.1 million for arbitration expenses. The award also provides that approximately $1.3 million of a remaining indemnification cap created in connection with the acquisition is available for future indemnification claims, including with respect to the potential government claim discussed above, and must be satisfied by the former owners of MOS. On January 25, 2012, one of the former owners of MOS paid $0.7 million to us, and on February 17, 2012, the same owner released $0.6 million to us from amounts held in an indemnification escrow related to the acquisition. On January 25, 2012, we filed an action in the United States District Court for the Northern District of Illinois to confirm the award as a judgment against the other former owner of MOS that has refused to satisfy its obligations under the award. We anticipate that action to be resolved within the next 90 to 120 days.

Although the government may seek repayment and penalties relating to the billing practice, we do not expect that such repayment and penalties taken as a whole, if imposed on us, would have a material effect on our results of operations, cash flows or financial position because we believe the amounts we would owe will be substantially or fully off-set by the amounts awarded to us by the arbitration panel and future recoveries under the indemnification provisions or otherwise. The outcomes of these matters are uncertain and management cannot reasonably estimate possible losses or a range of losses that might result from resolution of such matters. Accordingly, no amounts have been accrued.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the symbol “AIQ.” The high and low sales prices as reported on the NYSE are set forth below for the respective time periods. As of March 15, 2012, there were 47 stockholders of record of our common stock and approximately 2,100 beneficial holders of our common stock.

	2011		2010
	High	Low	High	Low
First Quarter	$4.47	$3.90	$5.98	$4.69
Second Quarter	$4.74	$3.64	$5.90	$4.01
Third Quarter	$3.80	$1.00	$5.06	$3.32
Fourth Quarter	$1.36	$0.93	$4.99	$3.40

We have never paid any cash dividends on our common stock and have no current plans to do so. We intend to retain available cash to operate our business, including capital expenditures, future acquisitions and debt repayment. Our credit facility and the indenture related to our notes restrict the payment of cash dividends on our common stock. In 2011, we withheld 142,858 shares from certain employees to pay taxes related to restricted stock awards that vested. These shares are included in treasury stock and have a weighted-average value of $1.22. In 2010, we withheld 51,442 shares from certain employees to pay taxes related to restricted stock awards that vested. These shares are included in treasury stock and have a weighted-average value of $4.27 per share. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

Our stockholders have previously approved all stock option plans under which our common stock is reserved for issuance. The following table provides summary information as of December 31, 2011 for all of our stock option plans:

	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares of Common Stock remaining available for future issuance (excluding shares reflected in column 1)
Stock option plans approved by shareholders	3,652,025	$6.43	2,818,803
Stock option plans not approved by shareholders	—	—	—

	3,652,025	$6.43	2,818,803

STOCK PERFORMANCE GRAPH

The following graph sets forth the cumulative return on our common stock from December 31, 2006 through December 31, 2011, as compared to the cumulative return of the S&P 500 Index and the cumulative return of the S&P Healthcare Index. The graph assumes that $100 was invested on December 31, 2006 in each of (1) our common stock, (2) the S&P 500 Index and (3) the S&P Healthcare Index and that all dividends (if applicable) were reinvested.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Alliance HealthCare Services, Inc.	100.00	144.66	119.85	85.86	63.76	18.95
S&P 500	100.00	103.53	63.69	78.62	88.67	88.67
S&P Healthcare Index	100.00	105.39	79.59	93.18	93.84	103.39

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.	Selected Financial Data.

The selected consolidated financial data shown below has been taken or derived from the audited consolidated financial statements of the Company and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included in this Annual Report on Form 10-K (in thousands, except per share data).

	Year Ended December 31,
	2007	2008	2009	2010	2011
Consolidated Statements of Operations Data:
Revenues	$444,919	$495,834	$505,513	$478,855	$493,651
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	235,471	261,753	270,381	264,725	279,751
Selling, general and administrative expenses	57,049	62,728	67,579	67,110	77,140
Transaction costs	—	—	893	2,439	3,429
Severance and related costs	682	636	1,404	1,002	3,991
Impairment charges	—	—	—	42,095	167,792
Depreciation expense	82,703	87,728	94,918	92,321	89,974
Amortization expense	5,195	8,696	11,000	12,439	16,444
Interest expense and other, net	42,362	48,392	45,894	51,203	49,789
Loss on extinguishment of debt	—	61	14,600	—	—
Other (income) and expense, net	(579)	(872)	(1,178)	(590)	2,203

Total costs and expenses	422,883	469,122	505,491	532,744	690,513

Income (loss) before income taxes, earnings from unconsolidated investees and noncontrolling interest	22,036	26,712	22	(53,889)	(196,862)
Income tax expense (benefit)	11,644	11,764	308	(20,799)	(38,242)
Earnings from unconsolidated investees	(7,567)	(4,605)	(3,831)	(4,327)	(3,516)

Net income (loss)	17,959	19,553	3,545	(28,763)	(155,104)
Less: Net income attributable to noncontrolling interest	(1,727)	(3,030)	(3,064)	(3,890)	(5,008)

Net income (loss) attributable to Alliance HealthCare Services, Inc.	$16,232	$16,523	$481	$(32,653)	$(160,112)

Earnings (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.32	$0.32	$0.01	$(0.62)	$(3.01)

Diluted	$0.31	$0.32	$0.01	$(0.62)	$(3.01)

Weighted average number of shares of common stock and common stock equivalents:
Basic	50,563	51,296	51,738	52,780	53,132
Diluted	51,582	52,159	52,155	52,780	53,132

Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$120,892	$73,305	$111,884	$97,162	$44,190
Total assets	849,807	883,723	887,836	816,201	663,094
Long-term debt, including current maturities	670,796	662,562	667,890	653,265	643,483
Stockholders’ equity (deficit)	8,079	28,993	34,762	13,659	(104,911)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Some of the statements in this Item 7 are “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See “Cautionary Statement Regarding Forward-looking Statements” on page 1.

Overview

We are a leading national provider of advanced outpatient diagnostic imaging and radiation therapy services, based upon annual revenue and number of systems deployed. Our principal sources of revenue are derived from providing MRI, PET/CT and radiation oncology services. We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. We also provide services through fixed-site imaging centers, primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based imaging services, which include only the use of our imaging systems under a short-term contract. We have leveraged our leadership in MRI and PET/CT to expand into radiation oncology, including stereotactic radiosurgery. We operate our radiation oncology business through our wholly owned subsidiary, Alliance Oncology, LLC, which includes a wide range of services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, actual radiation oncology delivery, therapy management and follow-up care. Our services include the use of our linear accelerators or stereotactic radiosurgery systems, therapists to operate those systems, administrative staff, equipment maintenance and upgrades, and management of day-to-day operations.

MRI, PET/CT and radiation oncology services generated 42%, 34% and 15% of our revenue, respectively, for the year ended December 31, 2011; 45%, 39% and 9% of our revenue, respectively, for the year ended December 31, 2010; and 47%, 40% and 7% of our revenue, respectively, for the year ended December 31, 2009. Our remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily CT and management contract revenue. We had 573 diagnostic imaging and radiation oncology systems, including 309 MRI systems and 128 PET or PET/CT systems and served over 1,000 clients in 46 states at December 31, 2011. We operated 133 fixed-site imaging centers (two in unconsolidated joint ventures), which constitutes systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups’ offices, and free-standing fixed-site imaging centers, which include systems installed in a medical office building, ambulatory surgical center, or other retail space at December 31, 2011. Of the 133 fixed-site imaging centers, 104 were MRI fixed-site imaging centers, 20 were PET or PET/CT fixed-site imaging centers, seven were other modality fixed-site imaging centers and two were in unconsolidated joint ventures. We also operated 36 radiation oncology centers and stereotactic radiosurgery facilities (including three radiation oncology centers in unconsolidated joint ventures) at December 31, 2011.

We generated approximately 79%, 80% and 80% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively, by providing services to hospitals and other healthcare providers; we refer to those revenues as wholesale revenues. We typically generate these wholesale revenues from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients’ receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions, and some contracts have cancellation clauses that permit the hospital or other healthcare provider to cancel our contract if the provider purchases its own system. We price our contracts based on the type of system used, the scan volume and the number of ancillary services provided. Competitive pressures also affect pricing.

We generated approximately 21%, 20% and 20% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively, by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities; we refer to these revenues as retail revenues. We generate our revenue from these sites from direct billings to patients or their third-party payors, including Medicare. We record these revenues net of contractual discounts and other arrangements for providing services at discounted prices. We typically receive a higher price per scan under retail billing than we do under wholesale billing.

Fixed-site imaging centers and radiation oncology centers can be structured as either wholesale or retail arrangements. Our wholesale contracts for radiation oncology services average approximately 10 to 20 years in length. Revenues from these centers are included in either our wholesale or retail revenues.

Please see Item 1, Business—Reimbursement for an explanation of how we bill and receive payment for our services from third-party payors, including Medicare.

Over the past few years, the growth rate of MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, additional patient-related cost-sharing programs and an increasing trend of third-party payors intensifying their utilization management efforts, for example through benefit managers who require preauthorizations, to control the growth rate of imaging services generally. We expect that these trends will continue.

We cannot predict the full extent of the PPACA and numerous other governmental laws and regulations on our financial performance and condition. Please see Item 1, Business—Regulation for an explanation of those laws and regulations.

Our MRI and PET/CT revenues decreased in 2011 compared to 2010. We believe our MRI and PET/CT scan volumes were negatively affected during 2011 by high unemployment rates, the number of under-insured or uninsured patients, the reported decline in physician office visits, hospitals adding imaging services as they select to add to their core competencies and other conditions arising from global economic conditions. We believe that MRI and PET/CT revenues will continue to be under pressure in future years.

The principal components of our cost of revenues include compensation paid to technologists, therapists, drivers and other clinical staff; system maintenance costs; insurance; medical supplies; system transportation; technologists’ travel costs; and professional costs related to the delivery of radiation therapy and professional radiology interpretation services. Because a majority of these expenses are fixed, increased revenues as a result of higher scan and treatment volumes per system significantly improves our margins while lower scan and treatment volumes result in lower margins.

The principal components of selling, general and administrative expenses are sales and marketing costs, corporate overhead costs, provision for doubtful accounts, and share-based payment.

We record noncontrolling interest and earnings from unconsolidated investees related to our consolidated and unconsolidated subsidiaries, respectively. These subsidiaries primarily provide shared-service and fixed-site diagnostic imaging and radiation therapy services.

We experience seasonality in the revenues and margins generated for our services. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue is affected primarily by fewer calendar days and inclement weather, typically resulting in fewer patients being scanned or treated during the period. Fourth quarter revenues are affected by holiday and client and patient vacation schedules, resulting in fewer scans or treatments during the period. The variability in margins is higher than the variability in revenues due to the fixed nature of our costs. We also experience fluctuations in our revenues and margins due to acquisition activity and general economic conditions, including recession or economic slowdown.

Recent Transactions

December 2009 Refinance Transaction

During December 2009, we entered into and completed various debt related transactions to expand our borrowing capacity and extend the maturity of our debt (the “Refinance Transaction”). To accomplish this, we retired substantially all of our $300.0 million 7   1/4% senior subordinated notes due 2012 (the “7   1/4% Notes”) through a cash tender offer (the “Tender Offer”) and repaid the balance of $351.6 million on our existing Tranche C1 term loan facility (the “Old Term Loan”). In conjunction with the Refinance Transaction we also entered into a new senior secured credit agreement (the “New Credit Facility”), comprised of a $460.0 million term loan (the “New Term Loan”) maturing in June 2016 and a $120.0 million revolving facility (the “New Revolving Credit Facility”) maturing in December 2014. Borrowings under the New Term Loan were issued at 98.0% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the loan.

We also issued $190.0 million of 8% senior notes due in 2016 (the “8% Notes”) in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended. The 8% Notes were issued at 98.69% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the notes. Borrowings under the New Credit Facility bear interest through maturity at a variable rate based upon, at our option, either LIBOR or the base rate (which is the highest of the administrative agent’s prime rate, one-half of 1.00% in excess of the overnight federal funds rate, and 1.00% in excess of the one-month LIBOR rate), plus in each case, an applicable margin. Under the New Credit Facility as in effect before we entered into the amendment described in Amendment No. 1 to Credit Agreement below:

•	for the New Term Loan, the applicable margin for LIBOR loans was 3.50% per annum;

•	for the New Revolving Credit Facility, the applicable margin for LIBOR loans ranged, based on the applicable leverage ratio, from 3.25% to 3.75% per annum, in each case with a LIBOR floor of 2.00%;

•	for the New Term Loan, the applicable margin for base rate loans was 2.50% per annum; and

•	for the New Revolving Credit Facility, the applicable margin for base rate loans ranged, based on the applicable leverage ratio, from 2.25% to 2.75% per annum.

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

Acquisition of Radiology 24/7, LLC

In the second quarter of 2010, we purchased a majority of the outstanding membership interests of Radiology 24/7, LLC (“RAD 24/7”), a teleradiology services company that provides primarily final, subspecialty professional radiology interpretation services and outsourced staffing services for MRI, PET/CT, CT, mammography, X-Ray and other imaging modalities and also preliminary radiology interpretation services nationwide. The purchase price consisted of $8.9 million in cash, $3.8 million in contingent payments, and $0.7 million in assumed liabilities. We financed this acquisition using internally generated funds. As a result of this acquisition, we recorded goodwill of $9.9 million and acquired intangible assets of $8.0 million, of which $6.5 million was assigned to customer relationships, which are being amortized over ten years, and $1.5 million was assigned to trademarks, which are being amortized over seven years. We recorded the intangible assets at fair value at the acquisition date. All recorded goodwill and intangible assets are deductible for tax purposes and are being amortized over 15 years. The acquisition included $3.8 million for contingent payments due upon the achievement of certain revenue targets over the two years following the acquisition date. We recorded all contingent payments at fair value at the acquisition date. The fair value of noncontrolling interest related to this transaction was $5.0 million as of the acquisition date. The year ended December 31, 2010 included nine months of operations from this acquisition. During the year ended December 31, 2011, we recognized $0.1 million as a reduction in expenses related to decreasing the estimated value of contingent consideration. During the year ended December 31, 2011, we paid $1.5 million related to contingent consideration.

Acquisition of Diagnostic Health Center of Anchorage, LLC

Also in the second quarter of 2010, we purchased all of the outstanding membership interests of Diagnostic Health Center of Anchorage, LLC (“DHC”), a fixed-site imaging center located in Anchorage, Alaska. The center operates in a CON state and is a multi-modality imaging center that provides MRI, CT, digital mammography, X-Ray and other imaging services. The purchase price consisted of $13.7 million in cash and $0.6 million in assumed liabilities. We financed this acquisition using internally generated funds. As a result of this acquisition, we recorded goodwill of $3.8 million and acquired intangible assets of $8.2 million, of which $6.4 million was assigned to the physician referral network, which is being amortized over 10 years, and $1.8 million was assigned to CONs held by DHC, which have indefinite useful lives and are not subject to amortization. We recorded the intangible assets at fair value at the acquisition date. All recorded goodwill and intangible assets are deductible for tax purposes and are being amortized over 15 years. The year ended December 31, 2010 included seven months of operations from this acquisition.

Acquisition of Arkansas Cancer Center, P.A. in Pine Bluff, Arkansas

In the third quarter of 2010, we purchased certain assets from Arkansas Cancer Center, P.A., located in Pine Bluff, Arkansas (“Pine Bluff”). This is our third Arkansas-based radiation therapy facility. The purchase price consisted of $9.5 million in cash, $0.4 million in contingent payments and an immaterial amount of assumed liabilities. We financed this acquisition using internally generated funds. As a result of this acquisition, we recorded goodwill of $4.1 million and acquired intangible assets of $5.3 million, of which $3.8 million was assigned to the physician referral network, which is being amortized over 10 years, $1.0 million was assigned to trademarks, which are being amortized over 10 years, $0.4 million was assigned to a professional services agreement, which is being amortized over nine years and $0.1 million was assigned to the non-compete agreement, which is being amortized over nine years. We recorded the intangible assets at fair value at the acquisition date. The acquisition included a one-third interest in a joint venture that was recorded at a fair value of $0.3 million at the acquisition date. All recorded goodwill and intangible assets are deductible for tax purposes and are being amortized over 15 years. The acquisition included $0.4 million for contingent payments due upon the resolution of certain claims, which have been fully resolved. We recorded all contingent payments at fair value at the acquisition date. The year ended December 31, 2010 included six months of operations from this acquisition. During the year December 31, 2011, we recognized an immaterial charge in expenses related to increasing the estimated value of contingent consideration. During the year ended December 31, 2011, we paid $0.1 million related to contingent consideration.

Acquisition of Cancer Treatment Center of Hazleton in Hazleton, Pennsylvania

In the fourth quarter of 2010, we purchased certain assets from Cancer Treatment Center of Hazleton, located in Hazleton, Pennsylvania (“Hazleton”). This is our first Pennsylvania-based radiation therapy facility and is a strategic addition to our Bethesda cancer network, now totaling eleven centers located throughout Alabama, Mississippi, Arkansas, Pennsylvania and Missouri. The purchase price consisted of $2.1 million in cash and $0.1 million in assumed liabilities. We financed this acquisition using internally generated funds. As a result of this acquisition, we recorded goodwill of $0.5 million and acquired intangible assets of $1.4 million, of which $0.9 million was assigned to the physician referral network, which is being amortized over 10 years, $0.4 million was assigned to trademarks, which have indefinite useful lives and are not subject to amortization, and $0.2 million was assigned to the non-compete agreement, which is being amortized over five years. We recorded the intangible assets at fair value at the acquisition date. All recorded goodwill and intangible assets are deductible for tax purposes and are being amortized over 15 years. The year ended December 31, 2010 included one month of operations from this acquisition.

Acquisition of 24/7 Radiology

In April 2011, Radiology 24/7, LLC, one of our subsidiaries, purchased some of the assets from 24/7 Radiology (“24/7 RAD”), a professional radiology services company that provides both preliminary and final professional radiology interpretation services for MRI, CT, ultrasound, X-Ray and other imaging modalities in 18 states. This acquisition expanded our professional services business line, building on our prior acquisition of Radiology 24/7 in 2010. The purchase price for 24/7 RAD consisted of $5.5 million in cash and $1.1 million in assumed liabilities. We financed this acquisition using internally generated funds. As a result of this acquisition, we recorded goodwill of $2.2 million and acquired intangible assets of $2.5 million, of which $1.4 million was assigned to trademarks, which are being amortized over six years, $1.0 million was assigned to customer relationships, which are being amortized over seven years, and $0.1 million was assigned to the non-compete agreement, which is being amortized over three years. We recorded the intangible assets at fair value at the acquisition date. We are reporting all of the goodwill from this acquisition in the Imaging segment. All recorded goodwill and intangible assets are deductible for tax purposes and are being amortized over 15 years. During the year ended December 31, 2011, we increased goodwill by $0.5 million as a result of an increase in consideration paid. The year ended December 31, 2011 included nine months of operations from this acquisition.

Acquisition of US Radiosurgery, LLC

Also in April 2011, we purchased all of the outstanding membership interests of US Radiosurgery, LLC (“USR”), a stereotactic radiosurgery provider based in Nashville, Tennessee. At the time of this acquisition, USR operated eight stereotactic radiosurgery centers (including one stereotactic radiosurgery center in an unconsolidated joint venture) in partnership with local hospitals and radiation oncologists in eight states: Colorado, Texas, Illinois, Ohio, Oklahoma, Pennsylvania, Nevada and California. These eight stereotactic radiosurgery centers are structured through partnerships, and USR owns between 40% and 76% of the equity interests of the consolidated partnerships. This acquisition significantly expanded our nationwide footprint and enabled us to provide advanced treatment and technology to cancer patients. Following the acquisition of USR, we believe we are the nation’s leading provider of stereotactic radiosurgery services, with 17 dedicated centers at December 31, 2011. The purchase price consisted of $52.4 million in cash, exclusive of $10.4 million of cash acquired. We financed this acquisition using internally generated funds.

The following table summarizes recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date (in millions):

Cash received	$10.4
Accounts receivable	4.4
Other current assets	8.1
Equipment	26.4
Goodwill	14.3
Identifiable intangible assets	63.7
Equipment debt	(26.0)
Other liabilities	(9.3)
Noncontrolling interest	(39.6)

Cash consideration paid	$52.4

As a result of this acquisition, we recorded goodwill of $14.3 million and acquired intangible assets of $63.7 million, of which $56.3 million was assigned to customer relationships, which are being amortized over 20 years, $4.2 million was assigned to the non-compete agreement, which is being amortized over two years, and $3.2 million was assigned to trademarks, which are being amortized over 20 years. We recorded the intangible assets at fair value at the acquisition date. We are reporting all of the goodwill from this acquisition in the Radiation Oncology segment. A portion of the recorded goodwill and intangible assets is being amortized over 15 years for tax purposes. The fair value of noncontrolling interest related to this transaction was $39.6 million as of the acquisition date. To estimate the fair value of noncontrolling interest, we used the Discounted Cash Flow method under the income approach and the Guideline Public Company method under the market approach. Included in the amounts above were the following adjustments we made as a result of changes in the provisional amounts included in the preliminary draft valuation of assets acquired and liabilities assumed: goodwill increased by $6.9 million as a result of decreases in identifiable intangible assets of $10.6 million, noncontrolling interest of $2.8 million, and other liabilities of $0.8 million and an increase in fixed assets of $0.1 million as a result of changes in the provisional amounts that were included in the original preliminary valuation of assets acquired and liabilities assumed. The year ended December 31, 2011 included nine months of operations from this acquisition, including $24.6 million of revenue and $5.2 million of net income.

Restructuring Plan

On August 4, 2011, our board of directors approved a restructuring plan that included a significant organizational restructure and a cost savings and efficiency initiative. We initiated this restructuring plan in the third quarter of 2011. During the year ended December 31, 2011, we recorded $7.1 million related to restructuring charges, of which we recorded $3.4 million in selling, general and administrative expenses; $3.2 million in severance and related costs; $0.3 million in other (income) and expense, net; and $0.2 million in cost of revenues, excluding depreciation and amortization. Additional information on our restructuring plan can be found in Item 1, Business—Our Strategy.

Amendment No. 1 to Credit Agreement

On September 27, 2011, we entered into Amendment No. 1 to our Credit Agreement dated December 1, 2009 with Deutsche Bank Trust Company Americas, as administrative agent and the other lenders party thereto, pursuant to which we modified our financial covenants to provide us with greater flexibility for the next two years. Under the amended Credit Agreement, we are required to maintain:

(a) a maximum ratio of consolidated total debt to Consolidated Adjusted EBITDA, as defined in the Credit Agreement (as that definition was amended in Amendment No. 1 as explained below), of 5.25 to 1.00 through June 30, 2012, 5.00 to 1.00 from July 1, 2012 through June 30, 2013 and 4.00 to 1.00 thereafter, and

(b) a minimum ratio of Consolidated Adjusted EBITDA to consolidated interest expense of 2.25 to 1.00 through December 31, 2012, 2.50 to 1.00 from January 1, 2013 through December 31, 2014 and 2.75 to 1.00 thereafter.

As of December 31, 2011, our ratio of consolidated total debt to Consolidated Adjusted EBITDA was 4.44 to 1.00 and our ratio of consolidated adjusted EBITDA to consolidated interest expense was 3.28 to 1.00.

Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios in the future. A breach of either of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under our Credit Agreement. On the occurrence of an event of default under our Credit Agreement, all amounts outstanding under our Credit Agreement could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated. A default under our Credit Agreement would trigger a cross-default under our outstanding senior notes.

Consolidated Adjusted EBITDA is a non-GAAP financial measure used to determine our compliance with the covenant ratios described above. Consolidated Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization further adjusted to exclude certain defined unusual items and other adjustments permitted in calculating covenant compliance. We believe that the presentation of Consolidated Adjusted EBITDA is appropriate to provide additional information to investors regarding our compliance with the financial covenants under our Credit Agreement.

Consolidated Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Consolidated Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Consolidated Adjusted EBITDA does not reflect the effect of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Consolidated Adjusted EBITDA in the Credit Agreement allows us to add back certain defined non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating GAAP net income (loss).

The following is a reconciliation of net loss, a GAAP measure of our operating results, to Consolidated Adjusted EBITDA as defined in our Credit Agreement as amended by Amendment No. 1, as of each of the years ended December 31, 2009, 2010 and 2011 (in millions):

	Year Ended December 31,
	2009	2010	2011
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$0.5	$(32.7)	$(160.1)
Income tax expense (benefit)	0.3	(20.8)	(38.2)
Interest expense and other, net	45.9	51.2	49.8
Amortization expense	11.0	12.4	16.4
Depreciation expense	94.8	92.3	90.0
Share-based payment (included in selling, general and administrative expenses)	6.0	5.5	4.6
Severance and related costs	1.4	1.0	0.8
Noncontrolling interest in subsidiaries	3.1	3.9	5.0
Restructuring charges	—	—	7.1
Transaction costs	0.9	2.4	3.3
Impairment charges	—	42.1	167.8
Loss on extinguishment of debt	14.6	—	—
Other non-cash charges (included in other income and expenses, net)	1.8	0.7	2.8

Total Consolidated Adjusted EBITDA	$180.3	$158.0	$149.3

Also as part of the amendment to the Credit Agreement, our quarterly amortization payments on the term loan facility were increased from $1.2 million to $3.0 million and our annual excess cash flow sweep percentage was increased from 50% to 75%. The amendment also made other changes to the Credit Agreement, including revisions to the calculation of Consolidated Adjusted EBITDA as noted above and revisions to the covenants related to joint ventures, restricted payments and capital expenditures.

Additionally, we agreed to a decrease in the maximum amount of availability under our revolving credit facility from $120.0 million to $70.0 million and an increase in margins on our borrowings under the credit facility. The margins under the revolving loans, which are based on our ratio of consolidated total debt to Consolidated Adjusted EBITDA, were increased from 3.75% to 4.25% on base rate loans and 4.75% to 5.25% on LIBOR loans. The margins under the term loans were increased to 4.25% on base rate loans and 5.25% on LIBOR loans. In addition, under the amended Credit Agreement, we will not be able to borrow under the revolving credit facility unless we are able to meet the required ratio of consolidated total debt to Consolidated Adjusted EBITDA on a pro forma basis after giving effect to the new borrowings. During the year ended December 31, 2011, we wrote off $0.7 million of deferred financing costs related to the revolving credit facility, which we recorded in transaction costs.

In September 2011, in connection with the execution of the amendment, we paid down $25.0 million of the borrowings outstanding under the term loan facility and paid a fee to the consenting lenders of $6.0 million. As of December 31, 2011, there was $424.0 million outstanding under the term loan facility and no borrowings under the revolving credit facility.

Results of Operations

The table below shows the components in our consolidated statements of operations as a percentage of revenues:

	Year Ended December 31,
	2009	2010	2011
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	53.5	55.3	56.7
Selling, general and administrative expenses	13.4	14.0	15.7
Transaction costs	0.2	0.5	0.7
Severance and related costs	0.2	0.2	0.8
Impairment charges	—	8.8	33.9
Depreciation expense	18.7	19.3	18.2
Amortization expense	2.2	2.6	3.3
Interest expense and other, net	9.1	10.7	10.1
Loss on extinguishment of debt	2.9	—	—
Other (income) and expense, net	(0.2)	(0.1)	0.4

Total costs and expenses	100.0	111.3	139.8

Income (loss) before income taxes, earnings from unconsolidated investees and noncontrolling interest	—	(11.3)	(39.8)
Income tax expense (benefit)	0.1	(4.4)	(7.7)
Earnings from unconsolidated investees	(0.8)	(0.9)	(0.7)

Net income (loss)	0.7	(6.0)	(31.4)
Less: Net income attributable to noncontrolling interest	(0.6)	(0.8)	(1.0)

Net income (loss) attributable to Alliance HealthCare Services, Inc.	0.1%	(6.8)%	(32.4)%

As noted previously, we have seen a continued decrease in our scan-based MRI revenues, and we believe that scan-based MRI revenues from our shared-service operations will continue to decline in future years. The table below provides MRI statistical information for each of the years ended December 31:

	2009	2010	2011
MRI statistics
Average number of total systems	280.1	280.5	287.9
Average number of scan-based systems	241.0	237.8	243.0
Scans per system per day (scan-based systems)	8.82	8.25	8.06
Total number of scan-based MRI scans	567,624	505,640	500,430
Price per scan	$383.58	$384.05	$368.42

The table below provides PET and PET/CT revenue statistical information for each of the years ended December 31:

	2009	2010	2011
PET and PET/CT statistics
Average number of systems	116.2	118.5	121.2
Scans per system per day	5.97	5.66	5.36
Total number of PET and PET/CT scans	180,824	174,178	164,130
Price per scan	$1,098	$1,054	$1,018

The table below provides Radiation Oncology statistical information for each of the years ended December 31:

	2009	2010	2011
Radiation Oncology statistics
Linac treatments	62,480	78,894	92,876
Cyberknife patients	614	683	1,800

Following are the components of revenue (in millions) for each of the years ended December 31:

	2009	2010	2011
MRI revenue	$238.5	$214.6	$205.7
PET/CT revenue	201.5	186.0	169.0
Radiation oncology revenue	36.5	44.4	75.2
Other modalities and other revenue	29.0	33.9	43.8

Total	$505.5	$478.9	$493.7

	Year Ended December 31,
	2009	2010	2011
Total fixed-site imaging center revenue (in millions)	$113.1	$117.1	$123.4

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue increased $14.8 million, or 3.1%, to $493.7 million in 2011 compared to $478.9 million in 2010 due to an increase in radiation oncology revenue and other modalities and other revenue, partially offset by a decrease in PET/CT revenues and MRI revenues. Radiation oncology revenue increased $30.8 million, or 69.2%, to $75.2 million in 2011 compared to $44.4 million in 2010, primarily due to revenue related to the USR and Pine Bluff acquisitions and an increase in treatments performed in our core radiation oncology business. Other modalities and other revenue increased $9.9 million, or 29.1%, to $43.8 million in 2011 compared to $33.9 million in 2010, primarily due to the acquisitions of RAD 24/7 and 24/7 RAD.

PET/CT revenue in 2011 decreased $17.0 million, or 9.1%, compared to 2010. Total PET and PET/CT scan volumes decreased 5.8% to 164,130 scans in 2011 from 174,178 scans in 2010, primarily due to a decrease in client demand, the persistent high rate of unemployment and the number of uninsured and under-insured patients. Scans per system per day decreased 5.3%, to 5.36 scans per system per day in 2011 from 5.66 scans per system per day in 2010. The average price per PET and PET/CT scan decreased to $1,018 per scan in 2011 compared to $1,054 per scan in 2010. The decline in the average price per PET and PET/CT scan was primarily due to reimbursement pressures and greater than expected competitive pricing pressures. The average number of PET and PET/CT systems in service increased to 121.2 systems in 2011 from 118.5 systems in 2010.

MRI revenue decreased $8.9 million in 2011, or 4.1%. Scan-based MRI revenue decreased $9.8 million, or 5.1%, to $184.4 million in 2011 from $194.2 million in 2010. Scan-based MRI scan volume decreased 1.0% to 500,430 scans in 2011 from 505,640 scans in 2010, primarily due to a decrease in client demand, the persistent high rate of unemployment and the number of uninsured and under-insured patients. The average price per MRI scan decreased to $368.42 per scan in 2011 from $384.05 per scan in 2010. The decline in the average price per MRI scan is primarily due to greater than expected competitive pricing pressure. Average scans per system per day decreased by 2.3% to 8.06 in 2011 from 8.25 in 2010. The average number of scan-based systems in service increased to 243.0 systems in 2011 from 237.8 systems in 2010. Non scan-based MRI revenue increased $0.9 million in 2011 compared to 2010 primarily due to a small increase in the number of hospital construction projects and an increase in the number of equipment upgrades occurring in the hospital market, both of which affect the demand for our non scan-based MRI business. Included in the revenue totals above is fixed-site imaging center revenues, which increased $6.3 million, or 5.4%, to $123.4 million in 2011 from $117.1 million in 2010.

We had 309 MRI systems at December 31, 2011 compared to 302 MRI systems at December 31, 2010. We had 128 PET and PET/CT systems at December 31, 2011 and 2010. We operated 133 fixed-site imaging centers (including two in unconsolidated joint ventures) at December 31, 2011, compared to 132 fixed-site imaging centers (including three in unconsolidated joint ventures) at December 31, 2010. We operated 36 radiation oncology centers (including three in unconsolidated joint ventures) at December 31, 2011, compared to 27 radiation oncology centers (including two in unconsolidated joint ventures) at December 31, 2010.

Cost of revenues, excluding depreciation and amortization, increased $15.1 million, or 5.7%, to $279.8 million in 2011 compared to $264.7 million in 2010. Outside medical services increased $7.1 million, or 40.9%, primarily as a result of an increase in professional services related to the acquisitions of RAD 24/7 and 24/7 RAD, and an increase in professional services in our oncology division, including radiation oncologists and physics costs. Maintenance and related costs increased $4.7 million, or 7.7%, due to an increase in service costs related to an increase in the number of MRI and radiation oncology systems in operation, specifically CyberKnife equipment (which has a high average monthly service contract cost), and an increase in maintenance costs due to an aging imaging division fleet. Compensation and related employee expenses increased $4.1 million, or 3.5%, primarily as a result of an increase in headcount in our oncology division, primarily related to the acquisition of USR and oncology operational management, as well as an increase in headcount to support professional radiology interpretation services. Fuel expenses increased $0.9 million, or 16.4%, primarily due to an increase in the average price per gallon of diesel fuel. Site fees increased $0.9 million, or 12.5%, primarily due to an increase in the number of oncology sites related to the acquisition of USR. Medical supplies decreased $1.9 million, or 7.1%, primarily as a result of a decrease in the number of PET and PET/CT scans, which use a radiopharmaceutical as a component of the PET and PET/CT scan. Equipment rental costs decreased $0.4 million, or 33.1%, primarily due to a lower number of rental systems in use to support current clients as a result of improved system utilization. All other cost of revenues, excluding depreciation and amortization, decreased $0.3 million, or 1.1%. Cost of revenues, as a percentage of revenue, increased to 56.7% in 2011 from 55.3% in 2010 as a result of the factors described above and the nature of our high fixed cost operating expense.

Selling, general and administrative expenses increased $10.0 million, or 14.9%, to $77.1 million in 2011 compared to $67.1 million in 2010. The provision for doubtful accounts increased $4.6 million, or 350.1%, primarily due to specific reserves required on a small group of hospital customers during 2011 and the collection of aged accounts receivable during 2010. The provision for doubtful accounts as a percentage of revenue was 1.2% in 2011 compared to 0.3% of revenue in 2010. Professional services expenses increased $3.2 million, or 38.7%, due to an increase in legal and other professional fees related to the significant organizational restructure described previously. Compensation and related employee expenses increased $1.0 million, or 2.5%, primarily as a result of investments in the infrastructure of the oncology division (including the USR executive team) and professional radiology services. License, taxes and fees increased $0.5 million, or 251.8%, due to an increase in business license fees. Bank charges increased $0.5 million, or 40.7%, due to an increase in credit card charges related to payments received from wholesale customers. Office expenses increased $0.3 million, or 3.7%, due to an increase in information technology expenses and other office expenses. Share-based payments decreased $0.9 million, or 16.3%, due to previously issued equity awards becoming fully vested. All other selling, general and administrative expenses increased $0.7 million, or 28.0%. Selling, general and administrative expenses as a percentage of revenue were 15.6% and 14.0% in 2011 and 2010, respectively.

Transaction costs increased $1.0 million, or 40.6%, to $3.4 million in 2011 compared to $2.4 million in 2010 due to increased acquisition activity, specifically for USR-related costs in 2011 and $0.7 million of deferred financing costs that were written off in 2011.

Severance and related costs increased $3.0 million, or 298.2%, to $4.0 million in 2011 compared to $1.0 million in 2010 as a result of a decrease in headcount related to the significant organizational restructure described previously.

We recorded non-cash impairment charges of $167.8 million in 2011 compared to $42.1 million in 2010 related to the write down of goodwill, other intangible assets and other assets under the provisions of ASC 350, “Intangibles-Goodwill and Other,” ASC 360, “Property, Plant, and Equipment,” and ASC 323, “Investments-Equity Method and Joint Ventures.” We have been adversely affected by sustained high unemployment rates, a reported decline in physician office visits, uncertainty related to healthcare reform and other conditions in the United States arising from global economic conditions. Additionally, the development of new projects, specifically in the Radiation Oncology segment, has taken longer than expected as the hospital decision-making cycle has slowed, causing longer than expected negotiation periods and further delaying the regulatory approval cycle and construction timelines. These factors have had a sustained negative effect on our stock price and on the fair values of our Imaging and Radiation Oncology reporting units.

During 2011 and 2010, we concluded that the fair values of the Imaging reporting units and Radiation Oncology reporting unit, respectively, were less than their carrying values, and we performed Step 2 of the analysis to determine the amount of goodwill impairment. As a result, we recorded impairment charges of $154.3 million under ASC 350 related to goodwill in the Imaging segment in 2011 and $19.9 million under ASC 350 related to goodwill in the Radiation Oncology segment in 2010. In 2011, we recorded impairment charges of $0.8 million under ASC 350 related to certain CONs with indefinite lives. These charges were related to the Imaging segment. In 2010, we recorded impairment charges of $10.3 million under ASC 350 related to certain CONs with indefinite lives, $7.8 million of which was related to the Radiation Oncology segment and $2.6 million of which was related to the Imaging segment. In 2011, we recorded impairment charges of $12.7 million under ASC 360 related to certain long-lived assets and physician referral network intangible assets that were related to the Imaging segment. In 2010, we recorded impairment charges of $5.8 million under ASC 360 related to physician referral network intangible assets of which $0.3 million was related to the Radiation Oncology segment and $5.5 million was related to the Imaging segment. In 2010, we also recorded impairment charges of $6.1 million under ASC 323 related to an other-than-temporary decline in the fair value of investments in two joint ventures. For additional information, see Critical Accounting Policies—Goodwill and Long-Lived Assets below and Note 6 of the Notes to the Consolidated Financial Statements.

Depreciation expense decreased $2.3 million, or 2.5%, to $90.0 million in 2011 compared to $92.3 million in 2010.

Amortization expense increased by $4.0 million, or 32.2%, to $16.4 million in 2011 compared to $12.4 million in 2010, primarily due to the incremental amortization expense for intangible assets acquired in conjunction with our acquisitions in 2011.

Interest expense and other, net decreased $1.4 million, or 2.8%, to $49.8 million in 2011 compared to $51.2 million in 2010, primarily due to a $1.8 million expense from a non-cash fair value adjustment recorded in 2010 related to our interest rate swap agreements, partially offset by higher average interest rates in 2011 on our credit facility.

Income tax benefit was $38.2 million in 2011 compared to $20.8 million in 2010, resulting in effective tax rates of 19.3% and 38.9%, respectively. Our effective tax rate differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences, and for 2011, non-deductible goodwill impairment.

Earnings from unconsolidated investees decreased by $0.8 million, or 18.8%, to $3.5 million in 2011 compared to $4.3 million in 2010.

Net income attributable to noncontrolling interest increased $1.1 million, or 28.7%, to $5.0 million in 2011 compared to $3.9 million in 2010, primarily due to an increase in noncontrolling interest related to the acquisition of USR, partially offset by a $2.1 million reduction of noncontrolling interest related to the goodwill impairment charges.

Net loss attributable to Alliance HealthCare Services, Inc. was $160.1 million, or $(3.01) per share on a diluted basis, in 2011 compared to $32.7 million, or $(0.62) per share on a diluted basis, in 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue decreased $26.6 million, or 5.3%, to $478.9 million in 2010 compared to $505.5 million in 2009 due to a decrease in MRI revenues and PET/CT revenues, partially offset by an increase in radiation oncology and other modalities and other revenue. MRI revenue decreased $23.9 million in 2010, or 10.1%. Scan-based MRI revenue decreased $23.5 million, or 10.8%, to $194.2 million in 2010 from $217.7 million in 2009. Scan-based MRI scan volume decreased 10.9% to 505,640 scans in 2010 from 567,624 scans in 2009, primarily due to a decrease in client demand, the increase in the unemployment rate during 2009, which persisted throughout 2010, and the related increase of uninsured and under-insured patients. Scan-based systems in service decreased to 237.8 systems in 2010 from 241.0 systems in 2009. Average scans per system per day decreased by 6.5% to 8.25 in 2010 from 8.82 in 2009. These decreases were partially offset by an increase in the average price per MRI scan. The average price per MRI scan increased to $384.05 per scan in 2010 from $383.58 per scan in 2009. Non scan-based MRI revenue decreased $0.4 million in 2010 compared to 2009 primarily due to a decline in the number of hospital construction projects and a decrease in the number of equipment upgrades occurring in the hospital market, both of which adversely affect the demand for our non scan-based MRI business.

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

We recorded non-cash impairment charges of $42.1 million in 2010 related to the write down of goodwill, other intangible assets and other assets under the provisions of ASC 350, “Intangibles-Goodwill and Other,” ASC 360, “Property, Plant, and Equipment,” and ASC 323, “Investments-Equity Method and Joint Ventures”. We have been adversely affected by the reported decline in physician office visits and other conditions in the United States arising from global economic conditions. Due to these factors, we have experienced a decline in demand for our services and a decline in market capitalization. Additionally, the development of new projects, specifically in the Radiation Oncology segment, has taken longer than expected as the hospital decision-making cycle has slowed causing, longer than expected negotiation periods and further delaying the regulatory approval cycle and construction timelines. During 2010, we concluded that the fair value of the Radiation Oncology reporting unit was less than its carrying value, and we performed Step 2 of the analysis to determine the amount of goodwill impairment. As a result, we recorded impairment charges of $19.9 million under ASC 350 related to goodwill in the Radiation Oncology segment. We also recorded impairment charges of $10.3 million under ASC 350 related to certain certificates of need with indefinite lives, $7.8 million of which was related to the Radiation Oncology segment, and $2.6 million of which was related to the Imaging Segment. We recorded impairment charges of $5.8 million under ASC 360 related to physician referral network intangible assets of which $0.3 million was related to the Radiation Oncology segment, and $5.5 million was related to the Imaging segment. We also recorded impairment charges of $6.1 million under ASC 323 related to an other-than-temporary decline in the fair value of investments in two joint ventures. For additional information, see Goodwill and Long-Lived Assets in the below Critical Accounting Policies and Note 6 of the Notes to the Consolidated Financial Statements.

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

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $93.5 million of cash flow from operating activities in 2011 compared to $104.9 million in 2010. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging and radiation oncology services. Our ability to generate cash flow from operating activities also depends on the collections of our accounts receivable. The provision for doubtful accounts increased by $4.7 million for 2011 compared to 2010. Our number of days of revenue outstanding for our accounts receivable increased to 54 days as of December 31, 2011 from 50 days as of December 31, 2010. We believe this number is comparable to other diagnostic imaging and radiation oncology providers. As of December 31, 2011, we had $64.8 million of available borrowings under our revolving line of credit, net of outstanding letters of credit.

We used cash of $89.8 million for investing activities in 2011 and $97.4 million in 2010. Investing activities in 2011 included cash used for acquisitions of $47.7 million, and investing activities in 2010 included cash used for acquisitions of $34.3 million. Investing activities in 2011 and 2010 included $1.1 million and $0.5 million, respectively, in cash provided by a decrease in cash in escrow. We expect to continue to use cash for acquisitions in the future. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We spend capital:

•	to purchase new systems;

•	to replace less advanced systems with new systems;

•	to upgrade MRI, PET, PET/CT and radiation oncology systems; and

•	to upgrade our corporate infrastructure, primarily in information technology, for future growth.

Capital expenditures totaled $49.6 million and $64.5 million for 2011 and 2010, respectively. During 2011, we purchased 12 MRI systems and three PET/CT systems. We traded-in or sold a total of 20 systems during 2011. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2012 and finance substantially all of these purchases with our available cash, cash from operating activities, our revolving line of credit and equipment leases. Based upon the client demand described above, which dictates the type of equipment we purchase, we expect cash capital expenditures to total approximately $55 million to $65 million in 2012.

At December 31, 2011, we had cash and cash equivalents of $44.2 million. This available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we cannot assure you that access to our invested cash and cash equivalents will not be affected by adverse conditions in the financial markets.

At December 31, 2011, we had $0.6 million in our accounts with third party financial institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be adversely affected if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

As noted above in Recent Transactions – Amendment No. 1 to Credit Agreement, we entered into an amendment to our credit agreement on September 27, 2011. As part of the amendment, our quarterly amortization payments on the term loan facility were increased from $1.2 million to $3.0 million, and our annual excess cash flow sweep percentage was increased from 50% to 75%. The amendment also made other changes to the Credit Agreement, including revisions to the calculation of Consolidated Adjusted EBITDA and revisions to the covenants related to joint ventures, restricted payments and capital expenditures.

Additionally, we agreed to a decrease in the maximum amount of availability under our revolving credit facility from $120.0 million to $70.0 million and an increase in margins on our borrowings under the credit facility. The margins under the revolving loans, which are based on our ratio of consolidated total debt to Consolidated Adjusted EBITDA, were increased to 3.75% to 4.25% on base rate loans and 4.75% to 5.25% on LIBOR loans. The margins under the term loans were increased to 4.25% on base rate loans and 5.25% on LIBOR loans. In addition, we will not be able to borrow under the revolving credit facility unless we are able to meet our ratio of consolidated total debt to Consolidated Adjusted EBITDA on a pro forma basis after giving effect to the new borrowings. During the year ended December 31, 2011, we wrote off $0.7 million of deferred financing costs related to the revolving credit facility.

In September 2011, in connection with the execution of the amendment, we paid down $25.0 million of the borrowings outstanding under the term loan facility and paid a fee to the consenting lenders of $6.0 million.

At December 31, 2011, we did not have any borrowings outstanding under the New Revolving Credit Facility and had $64.8 million of available borrowings, net of outstanding letters of credit. In addition to other covenants, the New Credit Facility limits our and our subsidiaries’ ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, make capital expenditures, engage in mergers, acquisitions and asset sales, transact with affiliates and alter the business conducted by us and our subsidiaries.

As of December 31, 2011, we are in compliance with all covenants contained in our New Credit Facility and expect to comply with these covenants in 2012. However, if we are unable to generate sufficient Consolidated Adjusted EBITDA, as defined in our credit agreement, or manage our indebtedness to sufficient levels, we could be out of compliance with our maximum consolidated leverage ratio and maximum consolidated senior leverage ratio, particularly as those ratios become more restrictive under the terms of the amendment. Our failure to comply with these covenants could permit the lenders under the credit agreement to declare all amounts borrowed under the agreement, together with accrued interest and fees, to be immediately due and payable. If the indebtedness under the New Credit Facility is accelerated, we may not have sufficient assets to repay the amount we owe. If we are not able to refinance our debt, we could become subject to bankruptcy proceedings.

The indenture governing the 8% Notes contains covenants limiting our and most of our subsidiaries’ ability to pay dividends and make other restricted payments, incur additional indebtedness or issue disqualified stock, create liens on our assets, merge, consolidate, or sell all or substantially all of our assets, and enter into transactions with affiliates, among others. As of December 31, 2011, we were in compliance with all covenants contained in the 8% Notes and expect to comply with these covenants in 2012. Our failure to comply with these covenants could permit the trustee under the indenture relating to the 8% Notes and the note holders to declare the principal amounts under the 8% Notes, together with accrued and unpaid interest, to be immediately due and payable. If the indebtedness under the 8% Notes, or any of our other indebtedness, is accelerated, and we are not able to refinance our debt, we could become subject to bankruptcy proceedings.

During the first quarter of 2008, we entered into two interest rate swap agreements with notional amounts of $92.7 million each, to hedge future cash interest payments associated with a portion of our variable rate bank debt (“the 2008 swaps”). Under the terms of these agreements, we received three-month LIBOR and paid a fixed rate of 3.15%. The net effect of the hedges was to record interest expense at a fixed rate of 5.65%, as the underlying debt incurred interest based on three-month LIBOR plus 2.50%. The 2008 swaps were three years in length and matured in 2011. See below for additional information regarding the 2008 swaps. As discussed below, we elected to terminate and replace one of the 2008 swaps in the first quarter of 2009.

On September 15, 2008, Lehman Brothers Holdings, Inc. filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. On October 6, 2008, Lehman Commercial Paper, Inc. filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. One of our 2008 swaps with a notional amount of $92.7 million, which expired January 31, 2011, was with Lehman Commercial Paper (“the Lehman Swap”). As of September 12, 2008, hedge accounting was terminated and all further changes in the fair market value of the Lehman Swap were recorded in interest expense and other. Comprehensive income (loss) related to effective unrealized gains or losses on the fair value of the Lehman Swap through September 12, 2008 remained in accumulated comprehensive income (loss) on the balance sheet and was amortized into interest expense and other, net through the first quarter of 2011, as the underlying interest payments were recognized in earnings. The Lehman Swap was valued using the income approach with observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount. The fair market value of the Lehman Swap at September 30, 2008 was an asset of $0.7 million, which was adjusted to zero as collectability was deemed uncertain due to the Lehman Brothers bankruptcy filing. We included the write down of the asset in interest expense and other for the year ended December 31, 2008. For the last three quarters of 2008, we included $2.4 million in interest expense and other, net related to the fair value adjustment for this swap as we did not expect Lehman Commercial Paper to fulfill their obligations under the swap agreement. As a result, we terminated the Lehman Swap in February 2009. We paid $2.2 million for the remaining fair market value of the swap at the date of termination.

During the first quarter of 2009, we replaced the Lehman Swap with an interest rate swap agreement that had a notional amount of $92.7 million (the “2009 Swap Replacement”) and had been designated as a cash flow hedge of variable future cash flows associated with a portion of our long term debt. Under the terms of this agreement, which matured in January 2011, we received three-month LIBOR and paid a fixed rate of 3.15%. The net effect of the hedge was to record interest expense at a fixed rate of 5.65%, as the debt incurs interest based on three-month LIBOR plus 2.50%. We received $2.2 million in cash based on the terms of the agreement. For the years ended December 31, 2011, 2010 and 2009, we paid net settlement amounts of $0.7 million, $2.6 million and $1.5 million, respectively, on this swap agreement.

Additionally, during the first quarter of 2009, we entered into an interest rate swap agreement, which had a notional amount of $56.8 million, to hedge future cash interest payments associated with a portion of our variable rate bank debt (the “New 2009 Swap”). Under the terms of this agreement, which was to mature in November 2011, we received three-month LIBOR and paid a fixed rate of 2.07%. The net effect of the hedge was to record interest expense at a fixed rate of 4.57%, as the debt incurred interest based on three-month LIBOR plus 2.50%. For the year ended December 31, 2009, we paid a net settlement amount of $0.5 million on this swap agreement.

We elected to terminate one of the 2008 swaps and the New 2009 Swap in December 2009 in connection with the Refinance Transaction on December 1, 2009. As a result of the Refinance Transaction, we de-designated the 2008 swap, the 2009 Swap Replacement and the New 2009 Swap, hedge accounting was terminated and all further changes in the fair market value of the terminated swaps are being recorded in interest expense and other, net. Comprehensive income (loss) related to effective unrealized gains or losses on the fair value of the terminated swaps through September 30, 2009 remain in accumulated comprehensive income (loss) on the balance sheet and will be amortized into interest expense and other as the underlying interest payments are recognized in earnings. The terminated swaps were valued using the income approach with observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount.

In the first quarter of 2010, we entered into one interest rate swap agreement (the “2010 Swap”) and three interest rate cap agreements (the “2010 Caps”) to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The 2010 Swap, which matured in January 2011, had a notional amount of $92.7 million and synthetically unwound the effects of the 2009 Swap Replacement. For the year ended December 31, 2011, we received net settlement amounts of $0.1 million on this swap agreement. The interest rate cap agreements, which mature in February 2014, have a total notional amount of $150.0 million and were designated as cash flow hedges of future cash interest payments associated with a portion of our variable rate bank debt. Under these arrangements, we have purchased a cap on LIBOR at 4.50%. We paid $1.5 million to enter into the caps, which is being amortized through interest expense over the life of the agreements. For the years ended December 31, 2011 and 2010, we paid no net settlement amounts on the 2010 Caps.

In the second quarter of 2011, we acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of USR. One of the USR Swaps, which matures in October 2015, has a notional amount of $4.0 million as of December 31, 2011. Under the terms of this agreement, we receive one-month LIBOR and pay a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap, which matures in April 2014, has a notional amount of $2.5 million as of December 31, 2011. Under the terms of this agreement, we receive one-month LIBOR and pay a fixed rate of 4.15%. The net effect of the hedge is to record interest expense at a fixed rate of 6.15%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%. As a result of the acquisition of USR, the USR Swaps were de-designated, hedge accounting was terminated and all further changes in the fair market value of these swaps are being recorded in interest expense and other, net. For the year ended December 31, 2011, we paid net settlement amounts of $0.1 million on these swap agreements.

During the first quarter of 2009, we entered into a diesel fuel swap agreement that had a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with purchasing diesel fuel for our mobile fleet. Under the terms of this agreement, which matured in February 2010, we received the Department of Energy (“DOE”) published monthly average price per gallon and paid a fixed rate of $2.63 per gallon. We designated this swap as a cash flow hedge of future cash flows associated with our diesel fuel payments. We recorded effective changes in the fair value of the swap through comprehensive income (loss) and reclassified gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel was purchased. Settlement amounts under this swap were not material for the year ended December 31, 2010. For the year ended December 31, 2009, we paid a net settlement amount of $0.1 million on this swap agreement. For the years ended December 31, 2010 and 2009, amounts recognized in other (income) and expense were not material.

During the first quarter of 2010, we entered into a diesel fuel swap agreement that had a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with purchasing diesel fuel for our mobile fleet. Under the terms of this agreement, which matured in February 2011, we received the DOE published monthly average price per gallon and paid a fixed rate of $3.25 per gallon. We designated this swap as a cash flow hedge of future cash flows associated with our diesel fuel payments. We recorded effective changes in the fair value of the swap through comprehensive income (loss) and reclassified gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel was purchased. Settlement amounts under this swap were not material for the year ended December 31, 2011. For the year ended December 31, 2010, we paid net settlement amounts of $0.1 million on this swap agreement. For the years ended December 31, 2011 and 2010, amounts recognized in other (income) and expense, net were not material.

During the second quarter of 2011, we entered into a diesel fuel swap agreement that has a notional quantity of 450,000 gallons, or 37,500 gallons per month, to hedge future cash payments associated with purchasing diesel fuel for our mobile fleet. Under the terms of this agreement, which matures in April 2012, we receive the DOE published monthly average price per gallon and pay a fixed rate of $4.31 cents per gallon. We designated this swap as a cash flow hedge of future cash flows associated with our diesel fuel payments. We record effective changes in the fair value of the swap through comprehensive income (loss) and reclassify gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel is purchased. For the year ended December 31, 2011, we paid net settlement amounts of $0.1 million on this swap agreement. For the year ended December 31, 2011, we recognized $0.1 million in other (income) and expense, net.

The maturities of our long-term debt, including interest, future payments under our operating leases and binding equipment purchase commitments as of December 31, 2011 are as follows:

Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)
New Term Loan	$42.7	$41.9	$41.0	$40.1	$389.6	$—	$555.3
8% Senior Notes	15.2	15.2	15.2	15.2	203.9	—	264.7
Equipment Loans	15.2	12.5	7.9	4.1	2.1	—	41.8
Operating Leases	7.5	5.7	5.3	4.9	4.3	12.9	40.6
Letters of Credit	5.2	—	—	—	—	—	5.2
Equipment Purchase Commitments	24.4	—	—	—	—	—	24.4

Total Contractual Obligation Payments	110.2	75.3	69.4	64.3	599.9	12.9	932.0
Less Amount Representing Interest	(47.8)	(46.2)	(44.7)	(43.5)	(27.7)	—	(209.9)

Future Contractual Obligations	$62.4	$29.1	$24.7	$20.8	$572.2	$12.9	$722.1

We have omitted our liability for unrecognized tax benefits of $0.7 million at December 31, 2011 from the above table because we cannot determine with certainty when this liability will be settled. Although we believe that it is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months, we do not expect the change will have a material impact on our consolidated financial statements.

We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next one to two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt and other contracts. Under current tax law, we expect to utilize all of our federal net operating loss carryforwards (“NOLs”) by approximately 2014, and therefore anticipate being in a tax paying position with respect to a portion of our taxable income in 2014, and for all taxable income generated beyond 2014. We may require or choose to obtain additional financing. Our ability to obtain additional financing will depend, among other things, on our financial condition and operating performance, as well as the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we need to raise additional funds in the future and are unable to do so or obtain additional financing on acceptable terms in the future, we may have to limit planned activities or sell assets to obtain liquidity. We may also from time to time seek to repurchase, redeem, or retire our outstanding indebtedness through cash purchases and exchange offers in open market transactions, privately negotiated purchases or otherwise. Those repurchases, redemptions or retirements, if any, will depend on prevailing market conditions, our liquidity requirements and capital resources, contractual restrictions and other factors. The amounts involved may be material.

Off-Balance Sheet Arrangements

See Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

We periodically enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. We describe these arrangements in Note 12 of the Notes to the Consolidated Financial Statements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

We derive the majority of our revenue directly from healthcare providers, primarily for imaging and radiation oncology services. To a lesser extent, we generate revenues from direct billings to patients or their medical payors, and we record these revenues net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from direct patient billing amounted to approximately 19%, 20% and 20% of revenues in the years ended December 31, 2011, 2010 and 2009, respectively. We continuously monitor collections from direct patient billings and compare these collections to revenue, net of contractual discounts, recorded at the time of service. While these contractual discounts have historically been within our expectations and the provisions established, an inability to accurately estimate contractual discounts in the future could have a material adverse effect on our operating results. Because the price is predetermined, we recognize all revenues when we deliver the imaging service and collectability is reasonably assured, which is based upon contract terms with healthcare providers and negotiated rates with third-party payors and patients.

Accounts Receivable

We provide shared and single-user diagnostic imaging and radiation oncology equipment and technical support services to the healthcare industry and directly to patients on an outpatient basis. Substantially all of our accounts receivable are due from hospitals, other healthcare providers and health insurance providers, including Medicare, located throughout the United States. Services are generally provided under long-term contracts with hospitals and other healthcare providers or directly to patients, and generally collateral is not required. We generally collect receivables within industry norms for third-party payors. We continuously monitor collections from our clients and maintain an allowance for estimated credit losses based upon any specific client collection issues that we have identified and our historical experience. Although those credit losses have historically been within our expectations and the provisions established, an inability to accurately estimate credit losses in the future could have a material adverse effect on our operating results.

Goodwill and Long-Lived Assets

ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. In accordance with ASC 350, we have elected to perform an annual impairment test in the fourth quarter for goodwill and intangible assets with indefinite lives, using financial information as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Those indicators include a sustained significant decline in our market capitalization or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable judgment. Any adverse change in these factors could have a significant effect on the recoverability of goodwill and could have a material effect on our consolidated financial statements.

We allocate goodwill and intangible assets with indefinite lives to our three reporting units, which are aggregated into the Imaging and Radiation Oncology segments. Goodwill represented $56.5 million of our $663.1 million of total assets as of December 31, 2011 and $193.1 million of our $816.2 million of total assets as of December 31, 2010. Imaging segment goodwill totaled $41.7 million and $192.6 million as of December 31, 2011 and 2010, respectively, and Radiation Oncology segment goodwill totaled $14.8 million and $0.5 million as of December 31, 2011 and 2010, respectively.

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

The fair value of a reporting unit is determined using a combination of income and market approaches. The following describes the valuation methodologies used in 2011, 2010 and 2009 to derive the estimated fair value of the reporting units. We use the average of the Discounted Cash Flow (“DCF”) method and the Guideline Public Company (“GPC”) method in assessing fair value for each reporting unit.

The DCF method involves an analysis of future cash flow projections for the subject reporting unit. Cash flows are discounted at a rate reflective of the perceived risks inherent in the projections. A terminal value, the estimated value of the entity at the end of the discrete forecast period, is calculated by dividing the terminal year net cash flow by an appropriate capitalization rate, which assumes constant growth into perpetuity.

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

With the decline in our market capitalization during the third quarter of 2011, we performed an interim impairment test in the third quarter as of September 30, 2011. Following the 2011 goodwill assessment, we concluded that the net book values of the Imaging reporting units exceeded their estimated fair values. Based on the results of the Step 2 test, we recorded an impairment charge of $154.3 million under ASC 350 related to goodwill in the Imaging segment. Through December 31, 2011, we have recognized a total of $174.2 million of goodwill impairment charges. We also recorded impairment charges of $0.8 million under ASC 350 related to certain CONs with indefinite lives that were related to the Imaging segment. We applied the income approach to value the CONs, using either an excess earnings method or a beneficial earnings method. Under the income approach, value is measured as the present worth of anticipated future net cash flows generated by the asset.

ASC 350 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with

ASC 360, “Property, Plant, and Equipment.” During the third quarter of 2011, we also deemed it appropriate to perform a valuation of certain definite useful lived intangible assets in accordance with ASC 360 as a result of the factors described above. Based on this valuation, we recorded impairment charges of $2.0 million related to certain physician referral network intangible assets, which were related to the Imaging segment. We applied the income approach to value the physician referral networks, utilizing the excess earnings method.

During the fourth quarter of 2011, we also evaluated the recoverability of the carrying amount of certain long-lived assets and recognized an impairment charge of $10.7 million to reduce these assets to their fair values. These assets represent a certain class of imaging-related equipment. We based the fair values of these assets on their anticipated disposal values.

Following the 2010 goodwill assessment, we concluded that the net book values of the Radiation Oncology reporting unit exceeded its estimated fair value. Based on the results of the Step 2 test, we recorded an impairment charge of $19.9 million under ASC 350 related to goodwill in the Radiation Oncology segment. Through December 31, 2010, we recognized a total of $19.9 million of goodwill impairment charges. We also recorded impairment charges of $10.3 million under ASC 350 related to certain CONs with indefinite lives, $7.8 million of which was related to the Radiation Oncology segment, and $2.5 million of which was related to the Imaging segment. We applied the income approach to value the CONs, using either an excess earnings method or a beneficial earnings method. Under the income approach, value is measured as the present worth of anticipated future net cash flows generated by the asset.

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

Also in 2010, we recorded impairment charges of $6.1 million under ASC 323, “Investments-Equity Method and Joint Ventures” related to an other-than-temporary decline in the fair value of investments in two joint ventures, due to triggering events that occurred in the fourth quarter during the annual budgeting process. We applied a combination of the DCF and GPC methods, as described above, and the guideline transaction method, for which a value indication is derived from the prices at which companies similar to the subject have been sold, to determine the fair value of these investments.

In 2009, we concluded that the fair value of each reporting unit exceeded its carrying value, indicating no goodwill or indefinite-lived intangible asset impairment was present.

See Note 6 of the Notes to the Consolidated Financial Statements for further information.

The determination of fair value of our reporting units requires significant estimates and assumptions. These estimates and assumptions primarily include earnings and required capital projections, discount rates, terminal growth rates, and operating income for each reporting unit and the weighting assigned to the results of each of the valuation methods described above. Changes in certain assumptions could have a significant impact on the goodwill impairment assessment. We evaluated the significant assumptions used to determine the estimated fair values of each reporting unit, both individually and in the aggregate, and concluded they are reasonable. However, if weak market conditions continue for an extended period or the operating results of any of our reporting units decline substantially compared to projected results, we could determine that we need to record additional impairment charges.

Goodwill Impairment Test

The goodwill impairment test has two steps. Step 1 of the test identifies potential impairments at the reporting unit level. We divide our imaging operations into two geographic regions. Radiation oncology is run as a separate profit center responsible for its own revenue, expenses, and overhead, and is managed on a national basis. We have aggregated the results of our two imaging reporting units and radiation oncology reporting unit into two reportable segments, Imaging and Radiation Oncology. For purposes of goodwill impairment testing, we compare the estimated fair value of each of the two imaging reporting units and the radiation oncology reporting unit to its net book value. If the estimated fair value of a reporting unit exceeds its net book value, there is no impairment of goodwill and Step 2 is unnecessary. However, if the net book value exceeds the estimated fair value, then Step 1 is failed, and Step 2 is performed to determine the amount of the potential impairment. Step 2 uses acquisition accounting guidance and requires the fair value calculation of all individual assets and liabilities of the reporting unit (excluding goodwill, but including any unrecognized intangible assets). The net fair value of assets less liabilities is then compared to the reporting unit’s total estimated fair value as calculated in Step 1. The excess of fair value over the net asset value equals the implied fair value of goodwill. The implied fair value of goodwill is then compared to the carrying value of goodwill to determine the reporting unit’s goodwill impairment. See Notes 6 and 7 to the Consolidated Financial Statements for more information.

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

Our interest expense is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our indebtedness bears interest at variable rates. The recorded carrying amount of our long-term debt under our New Credit Facility approximates fair value because those borrowings have variable rates that reflect currently available terms and conditions for similar debt. To decrease the risk associated with interest rate increases, we have entered into multiple interest rate swap and cap agreements for a portion of our variable rate debt. These swaps and caps are designated as cash flow hedges of variable future cash flows associated with our long-term debt.

For information about our swap activities since 2008, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

The swaps expose us to credit risk if the counterparties to the agreements do not or cannot meet their obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the 2008 swaps. On a quarterly basis, the counterparties are evaluated for non-performance risk. Additionally, the credit crisis could have an adverse effect on our other interest rate swap agreement if that counterparty files for bankruptcy or is otherwise unable to perform its obligations. See Note 11 of the Notes to the Consolidated Financial Statements for additional details.

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. At December 31, 2011, we had cash and cash equivalents of $44.2 million, of which $0.6 million was held in accounts that are with third party financial institutions that exceed the FDIC insurance limits. At December 31, 2010, we had cash and cash equivalents of $97.2 million, of which $12.1 million was held in accounts that are with third party financial institutions which exceed the FDIC insurance limits.

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

	Expected Maturity as of December 31, 2011
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(dollars in millions)
Liabilities:
Long-term debt:
Fixed rate	$13.4	$11.4	$7.3	$3.8	$192.0	$—	$227.9	$169.2
Average interest rate	7.72%	7.81%	7.89%	7.95%	7.94%	0.00%	7.92%	8.00%
Variable rate	$12.0	$12.0	$12.0	$12.0	$376.0	$—	$424.0	$424.0
Average interest rate	7.25%	7.25%	7.25%	7.25%	7.25%	0.00%	7.25%	7.25%

Item 8.	Financial Statements and Supplementary Data.

ALLIANCE HEALTHCARE SERVICES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Alliance HealthCare Services, Inc.

Newport Beach, California

We have audited the accompanying consolidated balance sheets of Alliance HealthCare Services, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2011. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance HealthCare Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 15, 2012

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2010	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$97,162	$44,190
Accounts receivable, net of allowance for doubtful accounts of $6,451 in 2010 and $7,914 in 2011	62,956	70,701
Deferred income taxes	7,344	10,086
Prepaid expenses	9,802	6,462
Other receivables	3,594	4,301

Total current assets	180,858	135,740
Equipment, at cost	902,829	954,337
Less accumulated depreciation	(591,145)	(663,038)

Equipment, net	311,684	291,299
Goodwill	193,126	56,493
Other intangible assets, net of accumulated amortization of $62,911 in 2010 and $69,007 in 2011	94,622	143,024
Deferred financing costs, net of accumulated amortization of $3,219 in 2010 and $5,934 in 2011	14,883	17,268
Other assets	21,028	19,270

Total assets	$816,201	$663,094

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$15,541	$22,417
Accrued compensation and related expenses	17,061	18,204
Accrued interest payable	5,812	6,582
Other accrued liabilities	37,138	33,438
Current portion of long-term debt	9,709	24,923

Total current liabilities	85,261	105,564
Long-term debt, net of current portion	455,747	430,451
Senior notes	187,809	188,109
Other liabilities	1,229	879
Deferred income taxes	72,496	43,002

Total liabilities	802,542	768,005
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 1,000,000 shares authorized and no shares issued and outstanding
Common stock, $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding—52,979,953 at December 31, 2010 and 53,319,323 at December 31, 2011	525	527
Less: treasury stock, at cost—438,125 shares at December 31, 2010 and 580,983 shares at December 31, 2011	(2,551)	(2,729)
Additional paid-in capital	16,062	20,269
Accumulated comprehensive loss	(669)	(950)
Accumulated deficit	(11,176)	(171,288)

Total stockholders’ equity (deficit) attributable to Alliance HealthCare Services, Inc.	2,191	(154,171)
Noncontrolling interest	11,468	49,260

Total stockholders’ equity (deficit)	13,659	(104,911)

Total liabilities and stockholders’ equity (deficit)	$816,201	$663,094

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Year ended December 31,
	2009	2010	2011
Revenues	$505,513	$478,855	$493,651
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	270,381	264,725	279,751
Selling, general and administrative expenses	67,579	67,110	77,140
Transaction costs	893	2,439	3,429
Severance and related costs	1,404	1,002	3,991
Impairment charges	—	42,095	167,792
Depreciation expense	94,918	92,321	89,974
Amortization expense	11,000	12,439	16,444
Interest expense and other, net of interest income of $132 in 2009, $131 in 2010 and $263 in 2011	45,894	51,203	49,789
Loss on extinguishment of debt	14,600	—	—
Other (income) and expense, net	(1,178)	(590)	2,203

Total costs and expenses	505,491	532,744	690,513

Income (loss) before income taxes, earnings from unconsolidated investees, and noncontrolling interest	22	(53,889)	(196,862)
Income tax expense (benefit)	308	(20,799)	(38,242)
Earnings from unconsolidated investees	(3,831)	(4,327)	(3,516)

Net income (loss)	3,545	(28,763)	(155,104)
Less: Net income attributable to noncontrolling interest	(3,064)	(3,890)	(5,008)

Net income (loss) attributable to Alliance HealthCare Services, Inc.	$481	$(32,653)	$(160,112)

Comprehensive income (loss), net of taxes:
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$481	$(32,653)	$(160,112)
Unrealized (loss) gain on hedging transactions, net of related tax effects of $(144) in 2009, $1,131 in 2010 and $(153) in 2011	(233)	1,723	(281)

Comprehensive income (loss), net of taxes:	$248	$(30,930)	$(160,393)

Earnings (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.01	$(0.62)	$(3.01)

Diluted	$0.01	$(0.62)	$(3.01)

Weighted-average number of shares of common stock and common stock equivalents:
Basic	51,738	52,780	53,132
Diluted	52,155	52,780	53,132

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2009	2010	2011
Operating activities:
Net income (loss)	$3,545	$(28,763)	$(155,104)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	2,387	1,343	6,046
Share-based payment	6,080	5,580	4,695
Depreciation and amortization	105,918	104,760	106,418
Impairment of assets	—	42,095	167,792
Amortization of deferred financing costs and other	2,384	2,744	3,947
Accretion of discount on long term debt	2,220	1,528	1,611
Adjustment of derivatives to fair value	(4,035)	186	(113)
Distributions (less than) greater than undistributed earnings of investees	(106)	1,223	(450)
Deferred income taxes	(894)	(20,765)	(38,189)
Excess tax benefit from share-based payment arrangements	(12)	(32)	—
(Gain) loss on sale of assets	(1,277)	(589)	2,167
Loss on extinguishment of debt	14,600	—	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	2,925	(538)	(8,489)
Prepaid expenses	2,090	(312)	3,698
Other receivables	1,724	603	(703)
Other assets	(209)	228	988
Accounts payable	4,095	(4,419)	2,800
Accrued compensation and related expenses	(1,264)	(315)	645
Accrued interest payable	147	2,023	696
Income taxes payable	(488)	(326)	(294)
Other accrued liabilities	(622)	(1,326)	(4,634)
Other liabilities	(77)	—	—

Net cash provided by operating activities	139,131	104,928	93,527

Investing activities:
Equipment purchases	(73,830)	(64,522)	(49,609)
Decrease (increase) in deposits on equipment	3,733	(2,163)	5,878
Acquisitions, net of cash received	(760)	(34,298)	(47,725)
Decrease in cash in escrow attributable to acquisitions	2,947	485	1,063
Investment in unconsolidated joint ventures	(240)	(250)	—
Proceeds from sale of assets	7,698	3,349	573

Net cash used in investing activities	(60,452)	(97,399)	(89,820)

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(dollars in thousands)

	Year Ended December 31,
	2009	2010	2011
Financing activities:
Principal payments on equipment debt	(8,218)	(6,904)	(12,207)
Proceeds from equipment debt	1,469	358	1,885
Principal payments on term loan facility	(351,600)	(4,600)	(31,450)
Proceeds from term loan facility	450,800	—	—
Principal payments on revolving loan facility	—	—	(25,000)
Proceeds from revolving loan facility	—	—	25,000
Principal payments on senior subordinated notes	(294,418)	(5,582)	—
Proceeds from senior subordinated notes	187,511	—	—
Payments of debt issuance and amendment costs	(17,794)	(484)	(6,332)
Payments of debt retirement costs	(757)	—	—
Payments of contingent consideration	—	(355)	(1,626)
Noncontrolling interest in subsidiaries	(5,428)	(4,575)	(6,826)
Proceeds from share-based payment arrangements	229	78	56
Purchase of treasury stock	(1,906)	(219)	(179)
Excess tax benefit from share-based payment arrangements	12	32	—

Net cash used in financing activities	(40,100)	(22,251)	(56,679)

Net increase (decrease) in cash and cash equivalents	38,579	(14,722)	(52,972)
Cash and cash equivalents, beginning of year	73,305	111,884	97,162

Cash and cash equivalents, end of year	$111,884	$97,162	$44,190

Supplemental disclosure of cash flow information:
Interest paid	$41,198	$43,401	$44,396
Income taxes paid, net of refunds	(553)	425	(2,708)
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$2,132	$1,602	$315
Capital lease obligations related to the purchase of equipment	9,703	575	6,587
Capital lease obligations transferred	(707)	—	(2,631)
Comprehensive (loss) gain from hedging transactions, net of taxes	(233)	1,723	(281)
Equipment debt assumed in connection with acquistions	—	—	25,973
Equipment purchases in accounts payable	4,205	229	2,977
Non-cash contribution of equipment	3,781	—	—
Contingent consideration for acquisitions (Note 3)	—	3,489	—
Noncontrolling interest assumed in connection with acquisitions (Note 3)	—	5,036	39,610

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(dollars in thousands)

					Additional Paid-In Capital	Accum- ulated Compre- hensive Income (Loss)	Retained Earnings Accum- ulated (Deficit)	Stockholders’ Equity (Deficit) Attributable to		Total Stock- holders’ Equity (Deficit)

	Common Stock		Treasury Stock					Alliance HealthCare Services, Inc	Noncon- trolling Interest
	Shares	Amount	Shares	Amount
Balance at January 1, 2009	51,519,033	$514	(52,931)	$(430)	$4,606	$(2,159)	$20,996	$23,527	$5,466	$28,993
Exercise of common stock options	64,400	1	—	—	224	—	—	225	—	225
Issuance of common stock under directors’ deferred compensation plan	41,016	—	—	—	(164)	—	—	(164)	—	(164)
Issuance of restricted stock	313,000	3	—	—	—	—	—	3	—	3
Issuance of common stock under stock bonus award	87,565	1	—	—	—	—	—	1	—	1
Purchase of treasury stock	—	(3)	(333,772)	(1,903)	—	—	—	(1,906)	—	(1,906)
Share-based payment	—	—	—	—	6,080	—	—	6,080	—	6,080
Share-based payment income tax detriment	—	—	—	—	(135)	—	—	(135)	—	(135)
Unrealized loss on hedging transaction, net of tax	—	—	—	—	—	(233)	—	(233)	—	(233)
Net contributions/(distributions)	—	—	—	—	41	—	—	41	(1,688)	(1,647)
Net income	—	—	—	—	—	—	481	481	3,064	3,545

Balance at December 31, 2009	52,025,014	516	(386,703)	(2,333)	10,652	(2,392)	21,477	27,920	6,842	34,762
Exercise of common stock options	1,250	—	—	—	68	—	—	68	—	68
Issuance of common stock under directors’ deferred compensation plan	60,789	1	—	—	—	—	—	1	—	1
Issuance of restricted stock	892,900	9	—	—	—	—	—	9	—	9
Issuance of common stock under stock bonus award	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	(1)	(51,422)	(218)	—	—	—	(219)	—	(219)
Share-based payment	—	—	—	—	5,580	—	—	5,580	—	5,580
Share-based payment income tax detriment	—	—	—	—	(238)	—	—	(238)	—	(238)
Unrealized loss on hedging transaction, net of tax	—	—	—	—	—	1,723	—	1,723	—	1,723
Acquired noncontrolling interest	—	—	—	—		—	—	—	5,036	5,036
Net contributions/(distributions)	—	—	—	—	—	—	—	—	(4,300)	(4,300)
Net (loss) income	—	—	—	—	—	—	(32,653)	(32,653)	3,890	(28,763)

Balance at December 31, 2010	52,979,953	525	(438,125)	(2,551)	16,062	(669)	(11,176)	2,191	11,468	13,659
Exercise of common stock options	12,400	—	—	—	53	—	—	53	—	53
Issuance of common stock under directors’ deferred compensation plan	221,538	2	—	—	—	—	—	2	—	2
Issuance of restricted stock	105,432	1	—	—	—	—	—	1	—	1
Purchase of treasury stock	—	(1)	(142,858)	(178)	—	—	—	(179)	—	(179)
Share-based payment	—	—	—	—	4,695	—	—	4,695	—	4,695
Share-based payment income tax detriment	—	—	—	—	(541)	—	—	(541)	—	(541)
Unrealized loss on hedging transaction, net of tax	—	—	—	—	—	(281)	—	(281)	—	(281)
Acquired noncontrolling interest	—	—	—	—		—	—	—	39,610	39,610
Net contributions/(distributions)	—	—	—	—	—	—	—	—	(6,826)	(6,826)
Net (loss) income	—	—	—	—	—	—	(160,112)	(160,112)	5,008	(155,104)

Balance at December 31, 2011	53,319,323	$527	(580,983)	$(2,729)	$20,269	$(950)	$(171,288)	$(154,171)	$49,260	$(104,911)

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in thousands, except per share amounts)

1. Description of the Company and Basis of Financial Statement Presentation

Description of the Company Alliance HealthCare Services, Inc. and its subsidiaries (the “Company”) provides diagnostic imaging services and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. The Company also provides services through fixed-sites, primarily to hospitals or health systems. The Company’s services normally include the use of its systems, technologists, therapists and other clinical staff to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging and radiation oncology operations. The Company also offers ancillary services including marketing support, education, training and billing assistance. The Company operates entirely within the United States and is one of the largest providers of shared service and fixed-site magnetic resonance imaging (“MRI”) and positron emission tomography/computed tomography (“PET/CT”) services in the country. The Company also operates 36 radiation oncology centers at December 31, 2011. For the year ended December 31, 2011, MRI, PET/CT and radiation oncology services generated 42%, 34% and 15% of the Company’s revenue, respectively.

Principles of Consolidation and Basis of Financial Statement Presentation The accompanying consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control. Intercompany transactions have been eliminated. The Company records noncontrolling interest related to its consolidated subsidiaries which are not wholly owned. Investments in non-consolidated investees over which it exercises significant influence but does not control are accounted for under the equity method. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.

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

Concentration of Credit Risk Financial instruments which potentially subject the Company to a concentration of credit risk principally consists of cash, cash equivalents and trade receivables. The Company invests available cash in cash equivalents and money market securities of high-credit-quality financial institutions. The Company had cash and cash equivalents in the amount of $12,113 and $613 as of December 31, 2010 and 2011, respectively, in excess of federally insured limits. At December 31, 2010 and 2011, the Company’s accounts receivable were primarily from clients in the healthcare industry and third-party payors. To reduce credit risk, the Company performs periodic credit evaluations of its clients, but does not generally require advance payments or collateral. Credit losses to clients in the healthcare industry have not been material. The provision for doubtful accounts was 0.5% of revenues in 2009, 0.3% of revenues in 2010 and 1.2% of revenues in 2011, respectively.

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

With the exception of a relatively small dollar amount of office furniture, office equipment, computer equipment, software and leasehold improvements, substantially all of the property owned by the Company relates to diagnostic imaging and radiation oncology equipment, power units and mobile trailers used in the business. The Company had $0 and $1,200 of equipment classified as held for sale as of December 31, 2010 and 2011, respectively.

Goodwill and Intangible Assets Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other,” requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. In accordance with ASC 350, the Company has selected to perform an annual impairment test in the fourth quarter for goodwill and intangible assets with indefinite lives, using financial information as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such indicators include a sustained significant decline in our market capitalization or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the Company’s consolidated financial statements.

Goodwill and intangible assets with indefinite lives are allocated to three reporting units, which are aggregated into the Imaging and Radiation Oncology segments. Goodwill represented $193,126 and $56,493 of our $816,201 and $663,094 of total assets as of December 31, 2010, and 2011, respectively. Imaging segment goodwill totaled $192,628 and $41,684 as of December 31, 2010 and 2011, respectively, and Radiation Oncology segment goodwill totaled $498 and $14,809 as of December 31, 2010 and 2011, respectively.

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

The fair value of a reporting unit is determined using a combination of income and market approaches. The following describes the valuation methodologies used in 2009, 2010 and 2011 to derive the estimated fair value of the reporting units. The Company uses the average of the Discounted Cash Flow (“DCF”) method and the Guideline Public Company (“GPC”) method in assessing fair value for each reporting unit.

The DCF method involves an analysis of future cash flow projections for the subject reporting unit. Cash flows are discounted at a rate reflective of the perceived risks inherent in the projections. A terminal value, the estimated value of the entity at the end of the discrete forecast period, is calculated by dividing the terminal year net cash flow by an appropriate capitalization rate, which assumes constant growth into perpetuity.

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

In 2009, the Company concluded that the fair value of each reporting unit exceeded its carrying value, indicating no goodwill or indefinite-lived intangible asset impairment was present. Following the 2010 goodwill assessment, the Company concluded that the net book values of the Radiation Oncology reporting unit exceeded its estimated fair value. Based on the results of the Step 2 test, the Company recorded an impairment charge of $19,902 under ASC 350 related to goodwill in the Radiation Oncology segment. Through December 31, 2010, the Company recognized a total of $19,902 of goodwill impairment charges. The Company also recorded impairment charges of $10,300 under ASC 350 related to certain certificates of need with indefinite lives, $7,800 of which was related to the Radiation Oncology segment, and $2,500 of which was related to the Imaging segment. The Company applied the income approach to value the certificates of need, utilizing either an excess earnings method or a beneficial earnings method. Under the income approach, value is measured as the present worth of anticipated future net cash flows generated by the asset.

With the decline in the Company’s market capitalization during the third quarter of 2011, the Company performed an interim impairment test in the third quarter as of September 30, 2011. Following the 2011 goodwill assessment, the Company concluded that the net book values of the Imaging reporting units exceeded their estimated fair values. Based on the results of the Step 2 test, the Company recorded an impairment charge of $154,342 under ASC 350 related to goodwill in the Imaging segment. Through December 31, 2011, the Company recognized a total of $174,244 of goodwill impairment charges. The Company also recorded impairment charges of $750 under ASC 350 related to certain certificates of need with indefinite lives which were related to the Imaging segment.

These impairments reflect how the Company has been impacted by sustained high unemployment rates, a reported decline in physician office visits, uncertainty related to healthcare reform, and other conditions in the United States arising from global economic conditions. These factors have had a sustained negative impact on the Company’s stock price and on the fair values of its reporting units. Due to these factors, we have experienced a decline in demand for our services and a decline in market capitalization. Additionally, the development of new projects, specifically in the Radiation Oncology segment, has taken longer than expected as the hospital decision-making cycle has slowed causing longer than expected negotiation periods, further delaying the regulatory approval cycle and construction timelines.

ASC 350 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 360, “Property, Plant, and Equipment.” For additional information, see Note 6 of the Notes to the Consolidated Financial Statements.

Impairment of Long-Lived Assets The Company accounts for long-lived assets in accordance with the provisions of ASC 360. ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In 2009, the Company concluded that no impairment was present in its long-lived assets or intangible assets with definite useful lives. During the fourth quarter of 2010, based on the factors noted above, the Company also deemed it appropriate to perform a valuation of certain definite useful lived intangible assets in accordance with ASC 360. Based on this valuation, the Company recorded impairment charges of $5,820 related to certain physician referral network intangible assets, $273 of which was related to the Radiation Oncology segment, and $5,547 of which was related to the Imaging segment. The Company applied the income approach to value the physician referral networks, utilizing the excess earnings method.

Also in 2010, the Company recorded impairment charges of $6,073 under ASC 323, “Investments-Equity Method and Joint Ventures” related to an other-than-temporary decline in the fair value of investments in two joint ventures, due to triggering events that occurred in the fourth quarter during the annual budgeting process. The Company applied a combination of the DCF and GPC methods, as described above, and the guideline transaction method, for which a value indication is derived from the prices at which companies similar to the subject have been sold, to determine the fair value of these investments.

During the third quarter of 2011, the Company also deemed it appropriate to perform a valuation of certain definite useful lived intangible assets in accordance with ASC 360 as a result of the factors described above. Based on this valuation, the Company recorded impairment charges of $1,953 related to certain physician referral network intangible assets, which were related to the Imaging segment. The Company applied the income approach to value the physician referral networks, utilizing the excess earnings method. For additional information, see Note 6 of the Notes to the Consolidated Financial Statements.

During the fourth quarter of 2011, the Company also evaluated the recoverability of the carrying amount of certain long-lived assets and recognized an impairment charge of $10,747 to reduce these assets to their fair values. These assets represent a certain class of imaging-related equipment. The Company based the fair values of these assets on their anticipated disposal values.

Revenue Recognition The majority of the Company’s revenues are derived directly from healthcare providers and are primarily for imaging and radiation oncology services. To a lesser extent, revenues are generated from direct billings to third-party payors or patients which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from billings to third-party payors and patients amounted to approximately 20%, 20% and 21% of revenues for the years ended December 31, 2009, 2010 and 2011, respectively. No single customer accounted for more than 3% of consolidated revenues in each of the years ended December 31, 2009, 2010, and 2011. The Company recognizes revenue in accordance with ASC 600, “Revenue.” As the price is predetermined, all revenues are recognized at the time the delivery of service has occurred and collectibility is reasonably assured which is based upon contract terms with healthcare providers and negotiated rates with third party payors and patients. The Company also records revenue from management services that it performs based upon management service contracts with predetermined pricing. Revenues from these services amounted to approximately 5%, 5% and 3% of total revenue for the three years ended December 31, 2009, 2010 and 2011, respectively. These revenues are recorded in the period in which the service is performed and collections of the billed amounts are reasonably assured in accordance with ASC 600.

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

Fair Values of Financial Instruments The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value based on the short-term maturity of these instruments. The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate fair value based on the short-term nature of these accounts. The carrying amount reported in the balance sheet for long-term debt under the Company’s New Credit Agreement (as discussed in Note 5 of the Notes to the Consolidated Financial Statements) approximates fair value, as these borrowings have variable rates that reflect currently available terms, credit spreads and conditions for similar debt. The fair value of the Company’s senior subordinated notes, senior notes and its equipment loans was $195,254 and $169,227 compared to the carrying amount reported on the balance sheet of $207,906 and $227,963 as of December 31, 2010 and 2011, respectively. The fair values of the Company’s senior subordinated notes and senior notes at December 31, 2010 and 2011, were based upon the bond trading prices. The fair value of the equipment loans was estimated using discounted cash flow analyses, based on the Company’s current borrowing rates for similar types of equipment loans.

Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Income (Loss) The Company reports comprehensive income (loss) in accordance with ASC 220, “Comprehensive Income.” For the years ended December 31, 2009, 2010 and 2011, the Company had entered into multiple interest rate swap agreements, interest rate cap agreements and fuel swap agreements, as discussed in Note 11 of the Notes to the Consolidated Financial Statements. Assuming perfect effectiveness, any unrealized gains and losses related to the swaps, collars and caps that qualify for cash flow hedge accounting are classified as a component of comprehensive income (loss), net of any tax. Any ineffectiveness is recognized in earnings.

Segment Reporting In accordance with ASC 280, “Segment Reporting,” and based on the nature of the financial information that is received by the chief operating decision maker (“CODM”), the Company operates in two reportable segments, Imaging and Radiation Oncology, based on similar economic and other characteristics. In 2010, as discussed in Note 17 of the Notes to the Consolidated Financial Statements, the Radiation Oncology segment met the quantitative thresholds for separate reporting. Additionally, the Company does not consider its wholesale revenue and retail revenue sources to constitute separate operating segments as there is no discrete financial information that is provided to the CODM.

Recent Accounting Pronouncements Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), amends ASC 820, “Fair Value Measurements and Disclosures,” to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715, “Compensation— Retirement Benefits,” to require that disclosures be provided by classes of assets instead of by major categories of assets. ASU 2010-06 was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which became effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the provisions of ASU 2010-06 on January 1, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s results of operations, cash flows or financial position.

ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in United States GAAP and IFRSs” (“ASU 2011-04”), amends the wording used to describe many of the requirements in United States GAAP for measuring fair value and disclosing information about fair value measurements. The amendments in ASU 2011-04 develop common fair value measurement and disclosure requirements in United States GAAP and IFRSs and improve their understandability. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s results of operations, cash flows, or financial position.

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

3. Transactions

December 2009 Refinance Transaction

During December 2009, the Company entered into and completed various debt related transactions to expand its borrowing capacity and extend the maturity of its debt (the “Refinance Transaction”). To accomplish this, the Company retired substantially all of its $300,000 7  1/4% senior subordinated notes due 2012 (the “7  1/4% Notes”) through a cash tender offer (the “Tender Offer”) and repaid the balance of $351,600 on its existing Tranche C1 term loan facility (the “Old Term Loan”). In conjunction with the Refinance Transaction, the Company also entered into a new senior secured credit agreement (the “New Credit Facility”), comprised of a

$460,000 term loan (the “New Term Loan”) maturing in June 2016 and a $120,000 revolving facility (the “New Revolving Credit Facility”) maturing in December 2014. Borrowings under the New Term Loan were issued at 98.0% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the loan.

The Company also issued $190,000 of 8.0% senior notes due in 2016 (the “8% Notes”) in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended. The 8% Notes were issued at 98.69% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the notes. Borrowings under the New Credit Facility bear interest through maturity at a variable rate based upon, at the Company’s option, either the London InterBank Offered Rate (“LIBOR”) or the base rate (which is the highest of the administrative agent’s prime rate, one-half of 1.00% in excess of the overnight federal funds rate, and 1.00% in excess of the one-month LIBOR rate), plus in each case, an applicable margin. Under the New Credit Facility as in effect before the Company entered into the amendment described in Amendment No. 1 to Credit Agreement below:

•	for the New Term Loan, the applicable margin for LIBOR loans was 3.50% per annum;

•	for the New Revolving Credit Facility, the applicable margin for LIBOR loans ranged, based on the applicable leverage ratio, from 3.25% to 3.75% per annum, in each case with a LIBOR floor of 2.00%;

•	for the New Term Loan, the applicable margin for base rate loans was 2.50% per annum;

•	for the New Revolving Credit Facility, the applicable margin for base rate loans ranged, based on the applicable leverage ratio, from 2.25% to 2.75% per annum.

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

Acquisition of Radiology 24/7, LLC

In the second quarter of 2010, the Company purchased a majority of the outstanding membership interests of Radiology 24/7, LLC (“RAD 24/7”), a teleradiology services company that provides primarily final, subspecialty professional radiology interpretation services and outsourced staffing services for magnetic resonance imaging (“MRI”), position emission tomography/computed tomography (“PET/CT”), computed tomography (“CT”), mammography, X-Ray and other imaging modalities and also preliminary radiology interpretation services nationwide. The purchase price consisted of $8,860 in cash, $3,775 in contingent payments, and $659 in assumed liabilities. The Company financed this acquisition using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $9,883 and acquired intangible assets of $8,000, of which $6,450 was assigned to customer relationships, which are being amortized over ten years, and $1,450 was assigned to trademarks, which are being amortized over seven years. The Company recorded the intangible assets at fair value at the acquisition date. All recorded goodwill and intangible assets are deductible for tax purposes and are being amortized over 15 years. The acquisition included $3,775 for contingent payments due upon the achievement of certain revenue targets over the two years following the acquisition date. The Company recorded all contingent payments at fair value at the acquisition date. The fair value of noncontrolling interest related to this transaction was $5,036 as of the acquisition date. The year ended December 31, 2010 included nine months of operations from this acquisition. During the year ended December 31, 2011, the Company recognized $101 as a reduction in expenses related to decreasing the estimated value of contingent consideration. During the year ended December 31, 2011, the Company paid $1,543 related to contingent consideration.

Acquisition of Diagnostic Health Center of Anchorage, LLC

Also in the second quarter of 2010, the Company purchased all of the outstanding membership interests of Diagnostic Health Center of Anchorage, LLC (“DHC”), a fixed-site imaging center located in Anchorage, Alaska. The center operates in a certificate of need (“CON”) state and is a multi-modality imaging center that provides MRI, CT, digital mammography, X-Ray and other imaging services. The purchase price consisted of $13,737 in cash and $554 in assumed liabilities. The Company financed this acquisition using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $3,764 and acquired intangible assets of $8,150, of which $6,400 was assigned to the physician referral network, which is being amortized over 10 years, and $1,750 was assigned to CONs held by DHC, which have indefinite useful lives and are not subject to amortization. The Company recorded the intangible assets at fair value at the acquisition date. All recorded goodwill and intangible assets are deductible for tax purposes and are being amortized over 15 years. The year ended December 31, 2010 included seven months of operations from this acquisition.

Acquisition of Arkansas Cancer Center, P.A. in Pine Bluff, Arkansas

In the third quarter of 2010, the Company purchased certain assets from Arkansas Cancer Center, P.A., located in Pine Bluff, Arkansas (“Pine Bluff”). This is the Company’s third Arkansas-based radiation therapy facility. The purchase price consisted of $9,489 in cash, $427 in contingent payments and $6 in assumed liabilities. The Company financed this acquisition using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $4,098 and acquired intangible assets of $5,250, of which $3,800 was assigned to the physician referral network, which is being amortized over 10 years, $1,000 was assigned to trademarks, which are being amortized over 10 years, $350 was assigned to a professional services agreement, which is being amortized over nine years and $100 was assigned to the non-compete agreement, which is being amortized over nine years. The Company recorded the intangible assets at fair value at the acquisition date. The acquisition included a one-third interest in a joint venture which was recorded at a fair value of $250 at the acquisition date. All recorded goodwill and intangible assets are deductible for tax purposes and are being amortized over 15 years. The acquisition included $427 for contingent payments due upon the resolution of certain claims, which were fully resolved at June 30, 2011. All contingent payments were recorded at fair value at the acquisition date. The year ended December 31, 2010 included six months of operations from this acquisition. During the year ended December 31, 2011, the Company recognized a charge of $35 in expenses related to increasing the estimated value of contingent consideration. During the year ended December 31, 2011, the Company paid $83 related to contingent consideration.

Acquisition of Cancer Treatment Center of Hazleton in Hazleton, Pennsylvania

In the fourth quarter of 2010, the Company purchased certain assets from Cancer Treatment Center of Hazleton, located in Hazleton, Pennsylvania (“Hazleton”). This is the Company’s first Pennsylvania-based radiation therapy facility and is a strategic addition to the Company’s Bethesda cancer network, now totaling eleven centers located throughout Alabama, Mississippi, Arkansas, Pennsylvania and Missouri. The purchase price consisted of $2,088 in cash and $80 in assumed liabilities. The Company financed this acquisition using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $498 and acquired intangible assets of $1,400, of which $850 was assigned to the physician referral network, which is being amortized over 10 years, $350 was assigned to trademarks, which have indefinite useful lives and are not subject to amortization, and $200 was assigned to the non-compete agreement, which is being amortized over five years. The Company recorded the intangible assets at fair value at the acquisition date. All recorded goodwill and intangible assets are deductible for tax purposes and are being amortized over 15 years. The year ended December 31, 2010 included one month of operations from this acquisition.

Acquisition of 24/7 Radiology

In April 2011, Radiology 24/7, LLC, one of the Company’s subsidiaries, purchased some of the assets from 24/7 Radiology (“24/7 RAD”), a professional radiology services company that provides both preliminary and final professional radiology interpretation services for MRI, CT, ultrasound, X-Ray and other imaging modalities in 18 states. This acquisition expanded the Company’s professional services business line, building on the Company’s prior acquisition of Radiology 24/7 in 2010. The purchase price for 24/7 RAD consisted of $5,500 in cash and $1,109 in assumed liabilities. The Company financed this acquisition using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $2,229 and acquired intangible assets of $2,500, of which $1,400 was assigned to trademarks, which are being amortized over six years, $950 was assigned to customer relationships, which are being amortized over seven years, and $150 was assigned to the non-compete agreement, which is being amortized over three years. The Company recorded the intangible assets at fair value at the acquisition date. The Company is reporting all of the goodwill from this acquisition in the Imaging segment. All recorded goodwill and intangible assets are deductible for tax purposes and are being amortized over 15 years. During the year ended December 31, 2011, the Company increased goodwill by $500 as a result of an increase in consideration paid. The year ended December 31, 2011 included nine months of operations from this acquisition.

The Company has not included pro forma information as these acquisitions did not have a material impact on its consolidated financial position or results of operations, individually or in the aggregate.

Acquisition of US Radiosurgery, LLC

Also in April 2011, the Company purchased all of the outstanding membership interests of US Radiosurgery, LLC (“USR”), a stereotactic radiosurgery provider based in Nashville, Tennessee. At the time of this acquisition, USR operated eight stereotactic radiosurgery centers (including one stereotactic radiosurgery center in an unconsolidated joint venture) in partnership with local hospitals and radiation oncologists in eight states: Colorado, Texas, Illinois, Ohio, Oklahoma, Pennsylvania, Nevada and California. These eight stereotactic radiosurgery centers are structured through partnerships, and USR owns between 40% and 76% of the equity interests of the consolidated partnerships. This acquisition significantly expanded the Company’s nationwide footprint and enabled the Company to provide advanced treatment and technology to cancer patients. Following the acquisition of USR, the Company believes it is the nation’s leading provider of stereotactic radiosurgery services, with 17 dedicated centers at December 31, 2011. The purchase price consisted of $52,399 in cash, exclusive of $10,431 of cash acquired. The Company financed this acquisition using internally generated funds.

The following table summarizes recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash received	$10,431
Accounts receivable	4,437
Other current assets	8,065
Equipment	26,379
Goodwill	14,311
Identifiable intangible assets	63,700
Equipment debt	(25,973)
Other liabilities	(9,341)
Noncontrolling interest	(39,610)

Cash consideration paid	$52,399

As a result of this acquisition, the Company recorded goodwill of $14,311 and acquired intangible assets of $63,700, of which $56,300 was assigned to customer relationships, which are being amortized over 20 years, $4,200 was assigned to the non-compete agreement, which is being amortized over two years, and $3,200 was assigned to trademarks, which are being amortized over 20 years. The Company recorded the intangible assets at fair value at the acquisition date. The Company is reporting all of the goodwill from this acquisition in the Radiation Oncology segment. A portion of the recorded goodwill and intangible assets is being amortized over

15 years for tax purposes. The fair value of noncontrolling interest related to this transaction was $39,610 as of the acquisition date. To estimate the fair value of noncontrolling interest, the Company used the Discounted Cash Flow method under the income approach and the Guideline Public Company method under the market approach. Included in the amounts above were the following adjustments made by the Company as a result of changes in the provisional amounts included in the preliminary draft valuation of assets acquired and liabilities assumed: goodwill increased by $6,888 as a result of decreases in identifiable intangible assets of $10,550, noncontrolling interest of $2,750, and other liabilities of $842 and an increase in fixed assets of $70. The year ended December 31, 2011 included nine months of operations from this acquisition, including $24,587 of revenue and $5,236 of net income.

Pro forma information represents revenue and results of operations of the combined entity for the current reporting period as though the acquisition date had been as of the beginning of the respective annual reporting periods. There were no non-recurring adjustments made to the pro forma information below. The following table represents the Company’s pro forma information including USR:

	Year Ended December 31,
	2009	2010	2011
Revenue	$528,504	$506,734	$500,098
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$716	$(30,368)	$(160,128)

Restructuring Plan

On August 4, 2011, the Company’s board of directors approved a restructuring plan that included a significant organizational restructure and a cost savings and efficiency initiative. The Company initiated this restructuring plan in the third quarter of 2011. During the year ended December 31, 2011, the Company recorded $7,137 related to restructuring charges, of which the Company recorded $3,421 in Selling, general and administrative expenses; $3,241 in Severance and related costs; $282 in Other (income) and expense, net; and $193 in Cost of revenues, excluding depreciation and amortization. As of December 31, 2011, substantially all restructuring reserves have been paid, with the exception of $1,860 in Severance and related costs.

Amendment No. 1 to Credit Agreement

On September 27, 2011, the Company entered into Amendment No. 1 to its Credit Agreement dated December 1, 2009 with Deutsche Bank Trust Company Americas, as administrative agent and the other lenders party thereto, pursuant to which the Company modified its financial covenants to provide it with greater flexibility for the next two years. Under the amended Credit Agreement, the Company is required to maintain:

(a) a maximum ratio of consolidated total debt to Consolidated Adjusted Earnings Before Income Tax, Depreciation and Amortization (“Consolidated Adjusted EBITDA”), as defined in the Credit Agreement, of 5.25 to 1.00 through June 30, 2012, 5.00 to 1.00 from July 1, 2012 through June 30, 2013 and 4.00 to 1.00 thereafter, and

(b) a minimum ratio of Consolidated Adjusted EBITDA to consolidated interest expense of 2.25 to 1.00 through December 31, 2012, 2.50 to 1.00 from January 1, 2013 through December 31, 2014 and 2.75 to 1.00 thereafter.

As of December 31, 2011, the Company’s ratio of consolidated total debt to Consolidated Adjusted EBITDA was 4.44 to 1.00 and its ratio of Consolidated Adjusted EBITDA to consolidated interest expense was 3.28 to 1.00.

Also as part of the amendment to the Credit Agreement, the Company’s quarterly amortization payments on the term loan facility were increased from $1,150 to $3,000 and the Company’s annual excess cash flow sweep percentage was increased from 50% to 75%. The amendment also made other changes to the Credit Agreement, including revisions to the calculation of Consolidated Adjusted EBITDA and revisions to the covenants related to joint ventures, restricted payments and capital expenditures.

Additionally, the Company agreed to a decrease in the maximum amount of availability under its revolving credit facility from $120,000 to $70,000 and an increase in margins on its borrowings under the credit facility. The margins under the revolving loans, which are based on our ratio of consolidated total debt to Consolidated Adjusted EBITDA, were increased from 3.75% to 4.25% on base rate loans and 4.75% to 5.25% on LIBOR loans. The margins under the term loans were increased to 4.25% on base rate loans and 5.25% on LIBOR loans. In addition, under the amended Credit Agreement, the Company will not be able to borrow under the revolving credit facility unless it is able to meet the required ratio of consolidated total debt to Consolidated Adjusted EBITDA on a pro forma basis after giving effect to the new borrowings. During the year ended December 31, 2011, the Company wrote off $739 of deferred financing costs related to the revolving credit facility, which was recorded in transaction costs.

In September 2011, in connection with the execution of the amendment, the Company paid down $25,000 of the borrowings outstanding under the term loan facility and paid a fee to the consenting lenders of $6,008. As of December 31, 2011, there was $423,950 outstanding under the term loan facility and no borrowings under the revolving credit facility.

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

Stock Option Plans and Awards

In November 1999, the Company adopted an employee stock option plan (the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 6,325,000 shares of the Company’s common stock became available for grant. On May 30, 2007, the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 8,025,000 shares. On May 27, 2009, the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 11,025,000 shares. As of December 31, 2011, a total of 2,818,803 shares were available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant, except as noted below. All options have 10-year terms. Options granted after January 1, 2008 are time options which vest 25% each year, over four years. For options granted prior to January 1, 2008, initial stock option grants were comprised 50% of “time options” and 50% of “performance options.” The time options have a five-year vesting schedule, vesting 20% per year. The performance options cliff vest after eight years; however, in the event certain operating performance targets are met, up to 20% of the performance options may vest each year, accelerating the vesting period up to five years. During the year ended December 31, 2010, there were no options in which vesting was accelerated. During the year ended December 31, 2011, there were 149,000 options in which vesting was accelerated due to employment agreements. Prior to January 1, 2008, subsequent stock options granted under the 1999 Equity Plan to employees were always time options which vest 5% in the first year, 20% in the second year and 25% in years three through five.

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

The following weighted-average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Year Ended December 31,
	2009	2010	2011
Risk free interest rate	1.98%	2.93%	2.19%
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	60.1%	49.7%	49.8%
Average expected life (in years)	6.25	6.25	5.50

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

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	4,014,175	$6.70
Granted	835,000	7.95
Exercised	(64,400)	4.46
Canceled	(367,225)	7.85

Outstanding at December 31, 2009	4,417,550	6.87
Granted	784,000	5.45
Exercised	(1,250)	4.19
Canceled	(269,375)	7.55

Outstanding at December 31, 2010	4,930,925	6.61
Granted	5,000	4.24
Exercised	(12,400)	4.19
Canceled	(1,271,500)	7.12

Outstanding at December 31, 2011	3,652,025	$6.43	4.21	$—

Vested and expected to vest in the future at December 31, 2011	3,543,543	$6.42	3.31	$—
Exercisable at December 31, 2011	2,846,634	$6.38	4.13	$—

The following table summarizes information about all stock options outstanding at December 31, 2011:

Options Outstanding	Exercise Price	Weighted-Average Remaining Contractual Life (years)	Options Exercisable	Exercise Price

2,500	$3.55	1.65	2,500	$3.55
168,025	3.67	2.01	168,025	3.67
120,000	4.02	8.89	30,000	4.02
19,250	4.04	2.42	19,250	4.04
375,300	4.19	4.09	367,700	4.19
13,000	4.95	1.37	13,000	4.95
69,500	5.19	1.04	69,500	5.19
5,000	5.25	7.92	3,334	5.25
1,000,000	5.27	1.01	1,000,000	5.27
165,000	5.56	4.26	157,500	5.56
438,500	5.71	8.01	111,500	5.71
5,000	6.28	4.57	5,000	6.28
26,950	6.46	4.63	16,450	6.46
2,500	6.94	2.77	2,500	6.94
208,500	7.41	5.13	151,175	7.41
1,000	7.75	3.77	1,000	7.75
1,000	7.91	4.77	1,000	7.91
502,000	8.06	7.01	253,000	8.06
35,000	8.24	4.79	35,000	8.24
1,000	8.57	6.77	1,000	8.57
5,000	8.74	6.78	3,750	8.74
196,000	9.26	6.01	147,000	9.26
1,000	9.74	5.77	1,000	9.74
291,000	12.35	3.01	286,450	12.35

3,652,025	$6.43	4.21	2,846,634	$6.38

The weighted-average grant-date fair value of options granted during the years ended December 31, 2009, 2010, and 2011 was $4.57 per share, $2.81 per share, and $2.01 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2010 and 2011 was $129, $1, and $1, respectively. The total cash received from employees as a result of stock option exercises was $225, $68, and $53 for the years ended December 31, 2009, 2010, and 2011, respectively.

The following table summarizes the Company’s unvested stock option activity:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2010	1,888,767	$3.76
Granted	5,000	2.01
Vested	(755,901)	3.86
Canceled	(332,475)	3.75

Unvested at December 31, 2011	805,391	$3.66

At December 31, 2011, the total unrecognized fair value share-based payment related to unvested stock options granted to both employees and non-employees was $2,074, which is expected to be recognized over a remaining weighted-average period of 1.48 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations. The total fair value of shares vested during the years ended December 31, 2009, 2010, and 2011 was $2,381, $2,910, and $2,915, respectively.

Restricted Stock Awards

The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2009, the Company granted 315,000 restricted stock awards (“awards”) to certain employees and 25,000 awards to non-employees of the Company. Of the awards granted in 2009, 240,000 cliff vest after three years provided that the employee or non-employee remains continuously employed through the issuance date and 75,000 cliff vest after five years provided that the employee remains continuously employed through the issuance date. During 2010, the Company granted 913,000 awards to certain employees of the Company. These awards cliff vest after three years provided that the employee remains continuously employed and the non-employee continues service through the issuance date. During 2011, the Company granted 289,432 awards to certain employees of the Company. Of the awards granted in 2011, 24,432 cliff vest after one year provided that the employee remains continuously employed through the issuance date, 260,000 cliff vest after three years provided that the employee remains continuously employed through the issuance date and 5,000 cliff vest after one year provided that the employee meets certain performance criteria and remains continuously employed through the issuance date. The Company grants restricted stock awards to three non-employee directors of the Company who are unaffiliated with Oaktree and MTS (“unaffiliated directors”). These awards to unaffiliated directors cliff vest after one year based on the unaffiliated directors’ continued service with the Company through that date. During the years ended December 31, 2009, 2010 and 2011, the Company granted restricted stock awards of 41,016, 60,789 and 221,538, respectively, to unaffiliated directors. During the year ended December 31, 2009, 4,558 of these shares vested due to a change in one of the unaffiliated directors in May 2009. For the years ended December 31, 2009, 2010 and 2011, the Company recorded share-based payment related to these grants of $2,876, $2,669 and $2,457, respectively. The weighted-average grant date fair value of restricted stock awards granted during the years ended December 31, 2009, 2010 and 2011 was $6.20, $5.11 and $2.95 per share, respectively.

The following table summarizes the Company’s unvested restricted stock activity:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2010	1,395,789	$5.80
Granted	510,970	2.95
Vested	(356,221)	6.38
Canceled	(184,000)	5.28

Unvested at December 31, 2011	1,366,538	$4.66

At December 31, 2011, the total unrecognized fair value share-based payment related to the restricted stock awards granted to employees was $2,331, which is expected to be recognized over a remaining weighted-average period of 1.32 years. At December 31, 2011, the total unrecognized fair value share-based payment related to the restricted stock awards granted to unaffiliated directors was $240, which is expected to be recognized over a remaining weighted-average period of 1.00 year. The unaffiliated directors will each receive a restricted stock award on December 31, 2012 and each December 31 thereafter (the “Grant Date”) of the number of shares of common stock having a value equal to $80, rounded down to the nearest whole share, and calculated using the average share price of the Company’s stock over the fifteen-day period preceding the Grant Date. Such restricted stock awards will fully vest one year after the Grant Date based on the continued service of the non-employee director through the vesting date. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations. Total compensation cost for share-based payment arrangements recognized in income for the years ended December 31, 2009, 2010 and 2011 was $6,080, $5,580 and $4,695, respectively, and the total recognized tax benefit related thereto was $2,083, $1,959 and $1,610, respectively.

Stock Bonus Award

During 2006 and 2007, the Company granted stock bonus awards to certain employees of the Company. On the issuance date, the Company issued a number of shares of the Company’s common stock (“shares”), equal to the award divided by the fair market value of the shares at that time, provided that the employee remained continuously employed through the issuance date. During the year ended December 31, 2009, the Company issued 125,470 shares related to the stock bonus awards granted in 2006. In January 2010, the Company issued 87,565 shares related to the stock bonus awards granted in 2007. For the year ended December 31, 2009, the Company recorded share-based payment related to these grants of $167.

Directors’ Deferred Compensation Plan

Effective January 1, 2000, the Company established a Directors’ Deferred Compensation Plan (the “Director Plan”) for all non-employee directors. Each of the non-employee directors had elected to participate in the Director Plan and have his annual fee of $25 deferred into a stock account and converted quarterly into Phantom Shares. During 2007, the annual fee was increased to $35. If the director elects to have his annual fee converted into Phantom Shares, then each such director has the option of being paid cash or issued common stock for his Phantom Shares, which is paid or issued upon retirement, separation from the Board of Directors, or the occurrence of a change in control. The unaffiliated directors also have the option to have their annual fee paid in quarterly cash installments. This election is made once a year. The unaffiliated directors also receive a restricted stock award each year equal to $80. See Restricted Stock Awards discussion above. On April 16, 2007, in connection with the purchase of the Company’s common stock by Oaktree Capital Management, LLC (“Oaktree”) and MTS Health Investors, LLC (“MTS”) from Kohlberg Kravis Roberts & Co (“KKR”), the directors who are affiliated with Oaktree and MTS (“affiliated directors”) elected not to participate in the Director Plan, and instead received annual cash compensation equal to $35, which is paid quarterly to an investment fund, not to the affiliated directors, as specified by each affiliated director. In addition, on December 31 of each year, the affiliated directors also receive additional cash compensation of $80 in consideration of their Board service during the prior fiscal year. Upon separation from the Board of Directors on April 16, 2007, directors affiliated with KKR were paid cash or issued common stock, based on their applicable election, equal to their respective stock accounts on that date. For the years ended December 31, 2009, 2010 and 2011 the Company recorded director fees of $509, $442, and $488, respectively. For cash payment elections of Phantom Shares in the Director Plan, an increase (decrease) to other accrued liabilities is recorded for the difference between the current fair market value and the original issuance price of the Phantom Shares. For the issuance of common stock elections of Phantom Shares, an increase is made to APIC when director’s fees are recorded. All cash elections are accrued in other accrued liabilities until payment is due and payable. At December 31, 2010 and 2011, $385 and $76, respectively, was included in other accrued liabilities relating to the Director Plan.

5. Fair Value of Financial Instruments

The Company used the following methods and assumptions in estimating fair value disclosure for financial instruments:

Cash and cash equivalents The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.

Debt The fair value of the Company’s fixed-rate debt was based on open bid/ask quotations of those notes at December 31, 2010 and 2011. The carrying amount of variable-rate borrowings at December 31, 2011 approximates fair value estimated based on current market rates and credit spreads for similar debt instruments.

Derivative instruments Fair value was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2010		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$97,162	$97,162	$44,190	$44,190
Fixed-rate debt	187,809	177,650	188,109	131,814
Variable-rate debt	447,549	447,549	417,411	417,411
Derivative instruments—asset position	544	544	31	31
Derivative instruments—liability position	226	226	272	272

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

Level 1	Quoted market prices in active markets for identical assets or liabilities.

Level 2	Observable market based inputs or unobservable inputs, including identical securities in inactive markets or similar securities in active markets, that are corroborated by market data.

Level 3	Unobservable inputs that are not corroborated by market data.

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

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 825 pricing levels as of December 31, 2011:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$44,190	$44,190	$—	$—
Interest rate contracts—asset position	31	—	31	—
Interest rate contracts—liability position	194	—	194	—
Fuel swap—liability position	78	—	—	78

The following table summarizes the Company’s fair value measurements of derivative instruments using significant unobservable inputs (Level 3):

Balance as of December 31, 2010	$24
Total gains or losses (realized/unrealized)
Included in earnings	(84)
Included in other comprehensive income	(18)

Balance as of December 31, 2011	$(78)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(123)

The Company’s derivative instruments are primarily pay-fixed, receive-variable interest rate swaps and caps based on LIBOR swap rate. The Company has elected to use the income approach to value these derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for interest rate swap and cap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates at commonly quoted intervals and implied volatilities for options). The Company has identified both a public and a private data source for use in valuing the Department of Energy (“DOE”) diesel fuel swap. There appears to be a material difference in the pricing for diesel fuel contracts traded on NYMEX and the pricing that brokers make available to retail clients hedging changes in the DOE average national diesel fuel price as executed by the Company. As a result the Company has elected to use broker data available from its counterparty and informally corroborated by a second broker to fair value the diesel fuel swap. The December 31, 2011 over-the-counter forward rates were compared to the fixed rates executed by the Company for each forward date. The loss on each forward date was then present valued at LIBOR plus a credit spread of 3.5%. Mid-market pricing is used as a practical expedient for fair value measurements. ASC 820 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness and the Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments. For additional information please see Note 11 of the Notes to the Consolidated Financial Statements.

Disclosures for Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company also measures the fair value of certain assets on a non-recurring basis, generally on an annual basis, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include goodwill, intangible assets, long-lived assets and investments in unconsolidated investees.

In 2010, in accordance with ASC 350, “Intangibles—Goodwill and Other,” since the carrying amount of the Radiation Oncology reporting unit was greater than their estimated fair value as determined in Step 1 of the impairment test, the Company was required to measure the fair value of goodwill of the Radiation Oncology reporting unit in Step 2 of the impairment test. Goodwill of the Radiation Oncology reporting unit with a carrying amount of $20,400 was written down to its implied fair value of $498, resulting in impairment charges of $19,902, which was included in earnings for the period.

In 2011, since the carrying amounts of the Imaging segment’s two reporting units were greater than their estimated fair values as determined in Step 1 of the interim impairment test, the Company was required to measure the fair value of goodwill of the Imaging segment’s two reporting units in Step 2 of the interim impairment test. Goodwill of the Imaging reporting units with a carrying amount of $196,026 was written down to its implied fair value of $41,684, resulting in impairment charges of $154,342, which was included in earnings for the period. See Note 6 of the Notes to the Consolidated Financial Statements for further information.

To estimate the fair value of the Radiation Oncology and Imaging reporting units, the Company utilized both the income and market valuation approaches. Under the income approach, the Discounted Cash Flow (“DCF”) method is used, which involves an analysis of future cash flow projections for the subject reporting unit. Cash flows are discounted at a rate reflective of the perceived risks inherent in the projections. A terminal value, the estimated value of the entity at the end of the discrete forecast, is calculated by dividing the terminal year net cash flow by an appropriate capitalization rate, which assumes constant growth into perpetuity. Under the market approach, the Guideline Public Company (“GPC”) method is used, for which the fair value of a business is estimated by comparing the subject company to similar companies with publicly traded ownership interests. From these guideline companies, valuation multiples are derived and then applied to the appropriate operating statistics of the subject company to arrive at indications of value. The Company identified six guideline companies for use in their analysis of reporting units. For purposes of this analysis, the guideline companies selected represented reasonably similar, but alternative investment opportunities to an investment in the reporting unit. The Company uses an average of the DCF method and the GPC method in assessing fair value for each reporting unit. This fair value determination was categorized as Level 3 (unobservable) in the fair value hierarchy.

In 2010, the Company also recorded impairment charges of $10,300 under ASC 350 related to certain certificates of need with indefinite lives, $7,800 of which was related to the Radiation Oncology segment, and $2,500 of which was related to the Imaging segment. In 2011, the Company recorded impairment charges of $750 under ASC 350 related to certain certificates of need with indefinite lives, which were related to the Imaging segment. The Company applied the income approach to value the certificates of need, utilizing either an excess earnings method or a beneficial earnings method. Under the income approach, value is measured as the present worth of anticipated future net cash flows generated by the asset. This fair value determination was categorized as Level 3 (unobservable) in the fair value hierarchy.

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

Also in 2010, the Company recorded impairment charges of $6,073 million under ASC 323, “Investments-Equity Method and Joint Ventures,” related to an other-than-temporary decline in the fair value of investments in two joint ventures, due to triggering events that occurred in the fourth quarter during the annual budgeting process. The Company applied a combination of the DCF and GPC methods, as described above, and the guideline transaction method, for which a value indication is derived from the prices at which companies similar to the subject have been sold, to determine the fair value of these investments. This fair value determination was categorized as Level 3 (unobservable) in the fair value hierarchy.

During the third quarter of 2011, the Company also deemed it appropriate to perform a valuation of certain definite useful lived intangible assets in accordance with ASC 360 as a result of the factors described above. Based on this valuation, the Company recorded impairment charges of $1,953 related to certain physician referral network intangible assets, which were related to the Imaging segment. The Company applied the income approach to value the physician referral networks, utilizing the excess earnings method. This fair value determination was categorized as Level 3 (unobservable) in the fair value hierarchy.

During the fourth quarter of 2011, the Company also evaluated the recoverability of the carrying amount of certain long-lived assets and recognized an impairment charge of $10,747 to reduce these assets to their fair values. These assets represent a certain class of imaging-related equipment. The Company based the fair values of these assets on their anticipated disposal values.

There was no remaining goodwill, intangible assets, long-lived assets or investments in unconsolidated investees that were measured at fair value on a non-recurring basis on which an impairment charge was recorded as of December 31, 2010 or 2011.

For the year ended December 31, 2010, the Company recorded asset impairment charges of $19,902 related to goodwill, $10,300 related to indefinite lived intangible assets, $5,821 related to definite lived intangibles, and $6,073 related to an other-than-temporary decline in the fair value of two joint ventures.

For the year ended December 31, 2011, the Company recorded asset impairment charges of $154,342 related to goodwill, $10,747 related to long-lived assets, $1,953 related to definite lived intangibles and $750 related to indefinite lived intangible assets.

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

Based on this valuation, the Company recorded impairment charges of $5,821 related to certain physician referral network intangible assets, $273 of which was related to the Radiation Oncology segment, and $5,547 of which was related to the Imaging segment. The Company applied the income approach to value the physician referral networks, utilizing the excess earnings method.

Also in 2010, the Company recorded impairment charges of $6,073 under ASC 323, “Investments-Equity Method and Joint Ventures,” related to an other-than-temporary decline in the fair value of investments in two joint ventures, due to triggering events that occurred in the fourth quarter during the annual budgeting process. The Company applied a combination of the DCF and GPC methods, as described above, and the guideline transaction method, for which a value indication is derived from the prices at which companies similar to the subject have been sold, to determine the fair value of these investments.

With the decline in the Company’s market capitalization during the third quarter of 2011, the Company performed an interim impairment test in the third quarter as of September 30, 2011. The Company completed Step 1 of its goodwill impairment test and determined that the fair values of its two Imaging reporting units were lower than their respective carrying values. The decreases in value were due to the depressed equity market value, lowering the overall fair value used for goodwill impairment testing. The Company believes that the reduction in fair value which prompted the impairment charges is a result of sustained high unemployment rates, a reported decline in physician office visits, uncertainty related to healthcare reform, and other conditions in the United States arising from global economic conditions. These factors have had a sustained negative impact on the Company’s stock price and on the fair values of its Imaging reporting units. Based on the results of the Step 2 test, the Company recorded an impairment charge of $154,342 under ASC 350 related to goodwill in the Imaging segment. The Company also recorded impairment charges of $750 under ASC 350 related to certain certificates of need with indefinite lives, which were related to the Imaging segment.

During the third quarter of 2011, based on the factors noted above, the Company also deemed it appropriate to perform a valuation of certain definite useful lived intangible assets in accordance with ASC 360 as a result of the factors described above. Based on this valuation, the Company recorded impairment charges of $1,953 related to certain physician referral network intangible assets, which were related to the Imaging segment. The Company applied the income approach to value the physician referral networks, utilizing the excess earnings method.

During the fourth quarter of 2011, the Company also evaluated the recoverability of the carrying amount of certain long-lived assets and recognized an impairment charge of $10,747 to reduce these assets to their fair values. These assets represent a certain class of imaging-related equipment. The Company based the fair values of these assets on their anticipated disposal values.

7. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance at January 1, 2010	$194,243
Goodwill acquired during the period	18,242
Accumulated impairment charges	(19,902)
Adjustments to goodwill during the period	543

Balance at December 31, 2010	193,126
Goodwill acquired during the period	16,540
Impairment charges	(154,342)
Adjustments to goodwill during the period	1,169

Balance at December 31, 2011	$56,493

Intangible assets consisted of the following:

	December 31, 2010			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$101,297	$(50,417)	$50,880	$152,629	$(56,750)	$95,879
Other	22,059	(12,494)	9,565	25,975	(12,257)	13,718

Total amortizing intangible assets	$123,356	$(62,911)	$60,445	$178,604	$(69,007)	$109,597

Intangible assets not subject to amortization			34,177			33,427

Total other intangible assets			$94,622			$143,024

In accordance with ASC 350, “Intangibles—Goodwill and Other,” the Company has selected to perform an annual impairment test for goodwill and indefinite life intangible assets based on the financial information as of September 30, or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company compares the fair value of its reporting units to its carrying amount to determine if there is potential impairment. The fair value of the reporting unit is determined by an income approach and a market capitalization approach. Significant management judgment is required in the forecasts of future operating results that are used in the income approach. The estimates that the Company has used are consistent with the plans and estimates that it uses to manage its business. The Company bases its fair value estimates on forecasted revenue and operating costs which include a number of factors including securing new customers, retention of existing customers, growth in imaging and radiation oncology revenues and the impact of continued cost savings initiatives. However, it is possible that plans and estimates may change.

Based on the factors and valuation performed in accordance in ASC 350 described in Note 6 of the Notes to the Consolidated Financial Statements, the Company recognized a goodwill impairment charge of $19,902 in the Radiation Oncology segment in 2010 and a goodwill impairment charge of $154,342 in the Imaging segment in 2011.

In 2010, because of the indications of impairment described in Note 6, in accordance with ASC 360 certain intangible assets acquired in 2007 and 2009 were determined to be impaired, and the Company recorded a charge of $16,121 to record these assets at fair value.

In 2011, in accordance with ASC 350 and 360 certain intangible assets acquired in 2002 and 2008 were determined to be impaired, and the Company recorded a charge of $2,703 to record these assets at fair value.

The Company uses the estimated useful life to amortize customer contracts, which is a weighted-average of 15 years. Other intangible assets subject to amortization are estimated to have a weighted-average useful life of eight years. Amortization expense for intangible assets subject to amortization was $11,000, $12,439 and $16,444 for the years ended December 31, 2009, 2010 and 2011, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.

Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2012	$15,904
2013	11,634
2014	9,665
2015	8,921
2016	7,893

8. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31, 2010	December 31, 2011
Accrued systems rental and maintenance costs	$2,803	$3,162
Accrued site rental fees	1,175	1,206
Accrued property and sales taxes payable	15,220	13,255
Accrued self-insurance expense	4,992	4,350
Other accrued expenses	9,459	9,668
Accrued contingent payments	3,489	1,797

Total	$37,138	$33,438

9. Long-Term Debt and Senior Subordinated Credit Facility

Long-term debt consisted of the following:

	December 31, 2010	December 31, 2011
Term loan facility	$455,400	$423,950
Discount on term loan facility of 7.69%	(7,851)	(6,539)
Senior notes	190,000	190,000
Discount on senior notes of 8.25%	(2,191)	(1,891)
Equipment debt	17,907	37,963

Long-term debt, including current portion	653,265	643,483
Less current portion	9,709	24,923

Long-term debt	$643,556	$618,560

In connection with the acquisition of USR the Company assumed $25,973 in equipment debt.

Bank Credit Facilities On November 2, 1999, the Company entered into a $616,000 Credit Agreement (the “Credit Agreement”) consisting of a $131,000 Tranche A Term Loan Facility, a $150,000 Tranche B Term Facility, a $185,000 Tranche C Term Loan Facility, and a Revolving Loan Facility (the “Old Revolving Credit Facility”). On June 11, 2002, the Company entered into a second amendment to its Credit Agreement to complete a $286,000 refinancing of its Tranche B and C term loan facility. Under the terms of the amended term loan facility, the Company received proceeds of $286,000 from a new Tranche C term loan facility, and used the entire amount of the proceeds to retire $145,500 and $140,500 owed under Tranche B and C of its existing term loan facility, respectively. The new Tranche C borrowing rate was decreased to the LIBOR plus 2.375%. The borrowing rate under the previously applicable Tranche B borrowing rate had been LIBOR plus 2.750% and the previously applicable Tranche C borrowing rate had been LIBOR plus 3.000%.

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

In December 2009, the Company entered into a new senior secured credit agreement (the “New Credit Facility”), comprised of a $460,000 term loan (the “New Term Loan”) maturing in June 2016 and a $120,000 revolving facility (the “New Revolving Credit Facility”) maturing in December 2014. The Company used the proceeds from the New Term Loan to retire $351,600 of its Old Term Loan. Borrowings under the New Term Loan were issued at 98.0% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the loan. Borrowings under the New Credit Facility bear interest through maturity at a variable rate based upon, at the Company’s option, either LIBOR or the base rate (which is the highest of the administrative agent’s prime rate, one-half of 1.00% in excess of the overnight federal funds rate, and 1.00% in excess of the one-month LIBOR rate), plus in each case, an applicable margin. Under the New Credit Facility as in effect before the Company entered into the amendment described below:

•	for the New Term Loan, the applicable margin for LIBOR loans was 3.50% per annum;

•	for the New Revolving Credit Facility, the applicable margin for LIBOR loans ranged, based on the applicable leverage ratio, from 3.25% to 3.75% per annum, in each case with a LIBOR floor of 2.00%;

•	for the New Term Loan, the applicable margin for base rate loans was 2.50% per annum, and

•	for New Revolving Credit Facility, the applicable margin for base rate loans ranged, based on the applicable leverage ratio, from 2.25% to 2.75% per annum.

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

On September 27, 2011, the Company entered into Amendment No. 1 to its Credit Agreement dated December 1, 2009 with Deutsche Bank Trust Company Americas, as administrative agent and the other lenders party thereto, pursuant to which the Company modified its financial covenants to provide it with greater flexibility for the next two years. Under the amended Credit Agreement, the Company is required to maintain:

(a) a maximum ratio of consolidated total debt to Consolidated Adjusted EBITDA, as defined in the Credit Agreement, of 5.25 to 1.00 through June 30, 2012, 5.00 to 1.00 from July 1, 2012 through June 30, 2013 and 4.00 to 1.00 thereafter, and

(b) a minimum ratio of Consolidated Adjusted EBITDA to consolidated interest expense of 2.25 to 1.00 through December 31, 2012, 2.50 to 1.00 from January 1, 2013 through December 31, 2014 and 2.75 to 1.00 thereafter.

As of December 31, 2011, the Company’s ratio of consolidated total debt to Consolidated Adjusted EBITDA was 4.44 to 1.00 and its ratio of Consolidated Adjusted EBITDA to consolidated interest expense was 3.28 to 1.00.

Also as part of the amendment to the Credit Agreement, the Company’s quarterly amortization payments on the term loan facility were increased from $1,150 to $3,000 and the Company’s annual excess cash flow sweep percentage was increased from 50% to 75%. The amendment also made other changes to the Credit Agreement, including revisions to the calculation of Consolidated Adjusted EBITDA and revisions to the covenants related to joint ventures, restricted payments and capital expenditures.

Additionally, the Company agreed to a decrease in the maximum amount of availability under its revolving credit facility from $120,000 to $70,000 and an increase in margins on its borrowings under the credit facility. The margins under the revolving loans, which are based on our ratio of consolidated total debt to Consolidated Adjusted EBITDA were increased from 3.75% to 4.25% on base rate loans and 4.75% to 5.25% on LIBOR loans. The margins under the term loans were increased to 4.25% on base rate loans and 5.25% on LIBOR loans. In addition, under the amended Credit Agreement, the Company will not be able to borrow under the revolving credit facility unless it is able to meet the required ratio of consolidated total debt to Consolidated Adjusted EBITDA on a pro forma basis after giving effect to the new borrowings. During the year ended December 31, 2011, the Company wrote off $739 of deferred financing costs related to the revolving credit facility, which was recorded in transaction costs. As of December 31, 2011, the Company did not have any borrowing outstanding under the New Revolving Credit Facility and had $64,750 of available borrowings under the New Revolving Credit Facility, net of outstanding letters of credit.

In September 2011, in connection with the execution of the amendment, the Company paid down $25,000 of the borrowings outstanding under the term loan facility and paid a fee to the consenting lenders of $6,008. As of December 31, 2011, there was $423,950 outstanding under the term loan facility and no borrowings under the revolving credit facility.

As of December 31, 2011, the Company was in compliance with all covenants under the New Credit Facility. Voluntary prepayments are permitted in whole or in part without premium or penalty. The Company has not made voluntary prepayments on the New Term Loan. As noted in the maturities schedule, principal payments are required annually for the New Term Loan.

The weighted-average interest rate of the New Term Loan at December 31, 2010 was 5.49%. The weighted-average interest rate of the New Term Loan at December 31, 2011 was 7.24%. There were no borrowings outstanding under the New Revolving Credit Facility at December 31, 2010 and 2011. The Company pays a commitment fee equal to 0.50% per annum on the undrawn portion available under the New Revolving Credit Facility. The Company also pays variable per annum fees in respect of outstanding letters of credit. At December 31, 2011, the Company had $5,250 of outstanding letters of credit. The New Credit Facility is collateralized by the Company’s equity interests in its majority owned subsidiaries, partnerships and limited liability companies and its unencumbered assets, which include accounts receivable, inventory, equipment, and intellectual property. At December 31, 2011, the Company had an unamortized discount of $6,539 related to the New Term Loan.

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

8% Senior Notes In December 2009, the Company issued $190,000 of 8.0% senior notes due in 2016 (the “8% Notes”) in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended. The Company used the proceeds from this transaction, the New Term Loan and existing cash to complete the 2009 Tender Offer and purchase $294,418 of the 7  1/4% Notes at a purchase price equal to 100.125% of the principal amount, together with the accrued interest to the redemption date. The 8% Notes were issued at 98.690% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the notes. No subsidiary of the Company guarantees these Notes. The indenture governing the 8% Notes contains covenants limiting the Company’s and most of its subsidiaries’ ability to pay dividends and make other restricted payments, incur additional indebtedness or issue disqualified stock, create liens on assets, merge, consolidate, or sell all or substantially all of its assets, and enter into transactions with affiliates, among others. The 8% Notes are unsecured senior obligations and are equal in right of payment to all existing and future senior debt, and rank senior in right of payment to all of the Company’s existing and future subordinated debt. The 8% Notes are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness, including indebtedness under the New Credit Facility, to the extent of assets securing such indebtedness, and are effectively subordinated in right of payment to all obligations of the Company’s subsidiaries. At December 31, 2011, the Company had an unamortized discount of $1,891 related to the 8% Notes. As of December 31, 2011, the Company was in compliance with all covenants contained in the 8% Notes.

The maturities of long-term debt as of December 31, 2011 are as follows:

	Bank Credit Facilites
	New Term Loan	Senior Notes	Equipment Loans	Total
Year ending December 31:
2012	$12,000	$—	$13,343	$25,343
2013	12,000	—	11,404	23,404
2014	12,000	—	7,347	19,347
2015	12,000	—	3,849	15,849
2016	375,950	190,000	2,020	567,970
Thereafter	—	—	—	—

	$423,950	$190,000	$37,963	$651,913

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

The following table sets forth the computation of basic and diluted earnings (loss) per share (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2009	2010	2011
Numerator:
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$481	$(32,653)	$(160,112)

Denominator:
Weighted-average shares-basic	51,738	52,780	53,132
Effect of dilutive securities:
Employee stock options	417	—	—

Weighted-average shares-diluted	52,155	52,780	53,132

Earnings (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.01	$(0.62)	$(3.01)

Diluted	$0.01	$(0.62)	$(3.01)

Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	2,428	4,279	4,621
Average exercise price per share that exceeds average market price of common stock	$8.70	$7.14	$6.59

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

Cash Flow Hedges

Interest Rate Cash Flow Hedges

The Company has entered into multiple interest rate swap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the years ended December 31, 2010 and 2011, the Company had interest rate swap and cap agreements to hedge approximately $242,719 and $156,472 of its variable rate bank debt, respectively, or 37.2% and 24.3% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $340 from accumulated other comprehensive loss to interest expense and other, net.

In the first quarter of 2008, the Company entered into two interest rate swap agreements in accordance with Company policy to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The swap agreements, with a total notional amount of $185,438, were designated as cash flow hedges of future cash interest payments associated with a portion of the Company’s variable rate bank debt (the “2008 swaps”). These agreements were three years in length and matured in January 2011. Under the terms of these agreements, the Company received three-month LIBOR and paid a fixed rate of 3.15%. The net effect of the hedges was to record interest expense at a fixed rate of 5.65%, as the underlying debt incurred interest based on three-month LIBOR plus 2.50%. See below for additional information regarding the 2008 swaps. As discussed below, the Company elected to terminate and replace one of the 2008 swaps in the first quarter of 2009.

On September 15, 2008, Lehman Brothers Holdings, Inc. filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. On October 6, 2008, Lehman Commercial Paper, Inc. filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. One of the Company’s 2008 swaps with a notional amount of $92,719 was with Lehman Commercial Paper (the “Lehman Swap”). As of September 12, 2008, hedge accounting was terminated and all further changes in the fair market value of this swap were recorded in interest expense and other, net. Comprehensive income (loss) related to effective unrealized gains or losses on the fair value of the swap through September 12, 2008 remained in accumulated comprehensive income (loss) on the balance sheet and was amortized into interest expense and other, net through the first quarter of 2011, as the underlying interest payments were recognized in earnings. The swap was valued using the income approach with observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount.

During the first quarter of 2009, the Company replaced the Lehman Swap with an interest rate swap agreement that had a notional amount of $92,719 (the “2009 Swap Replacement”) that had been designated as a cash flow hedge of variable future cash flows associated with a portion of the Company’s long-term debt. Under the terms of this agreement, which matured in January 2011, the Company received three-month LIBOR and paid a fixed rate of 3.15%. The net effect of the hedge was to record interest expense at a fixed rate of 5.65%, as the debt incurred interest based on three-month LIBOR plus 2.50%.

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

The Company elected to terminate one of the 2008 swaps and the New 2009 Swap in December 2009 in connection with the Refinance Transaction on December 1, 2009. As a result of the Refinance Transaction, the Company de-designated the 2008 swap, the 2009 Swap Replacement and the New 2009 Swap, hedge accounting was terminated and all further changes in the fair market value of these swaps are being recorded in interest expense and other, net. Comprehensive income (loss) related to effective unrealized gains or losses on the fair value of these swaps through September 30, 2009 remain in accumulated comprehensive income (loss) on the balance sheet and will be amortized into interest expense and other, net as the underlying interest payments are recognized in earnings. These swaps were valued using the income approach with observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount.

In the first quarter of 2010, the Company entered into one interest rate swap agreement (the “2010 Swap”) and three interest rate cap agreements, in accordance with Company policy, to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The 2010 Swap, which matured in January 2011, had a notional amount of $92,719 and synthetically unwound the effects of the 2009 Swap Replacement. The interest rate cap agreements, which mature in February 2014, have a total notional amount of $150,000 and were designated as cash flow hedges of future cash interest payments associated with a portion of the Company’s variable rate bank debt. Under these arrangements, the Company has purchased a cap on LIBOR at 4.50%. The Company paid $1,537 to enter into the caps, which is being amortized through interest expense and other, net over the life of the agreements.

In the second quarter of 2011, the Company acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of USR. One of the USR Swaps, which matures in October 2015, has a notional amount of $4,009 as of December 31, 2011. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap, which matures in April 2014, has a notional amount of $2,463 as of December 31, 2011. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 4.15%. The net effect of the hedge is to record interest expense at a fixed rate of 6.15%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%. As a result of the acquisition of USR, the USR Swaps were de-designated, hedge accounting was terminated and all further changes in the fair market value of these swaps are being recorded in interest expense and other, net.

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

During the first quarter of 2010, the Company entered into a diesel fuel swap agreement which had a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with the Company purchasing diesel fuel for its mobile fleet. Under the terms of this agreement, which matured in February 2011, the Company received the DOE published monthly average price per gallon and pays a fixed rate of $3.25 per gallon. The Company designated this swap as a cash flow hedge of future cash flows associated with its diesel fuel payments. The Company recorded effective changes in the fair value of the swap through comprehensive income (loss) and reclassified gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel was purchased.

During the second quarter of 2011, the Company entered into a diesel fuel swap agreement which has a notional quantity of 450,000 gallons, or 37,500 gallons per month, to hedge future cash payments associated with the Company purchasing diesel fuel for its mobile fleet. Under the terms of this agreement, which matures in April 2012, the Company receives the DOE published monthly average price per gallon and pays a fixed rate of $4.31 per gallon. The Company designated this swap as a cash flow hedge of future cash flows associated with its diesel fuel payments. The Company records effective changes in the fair value of the swap through comprehensive income (loss) and reclassifies gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel is purchased.

Quantitative information about the Company’s derivatives’ impact on performance and operations is provided below:

	Asset Derivatives as of December 31, 2010
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$520
Diesel fuel swaps	Other assets	$24

	Liability Derivatives as of December 31, 2010
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$226

	Asset Derivatives as of December 31, 2011
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$31

	Liability Derivatives as of December 31, 2011
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Diesel fuel swaps	Other liabilities	$78
Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$194

The Effect of Designated Derivative Instruments on the Statement of Operations

For the Year Ended December 31, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(1,029)	Interest expense and other, net	$(3,882)	Interest expense and other, net	$—
Diesel fuel swap	(193)	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	(167)	Other (income) and expense, net	1

Total	$(1,222)		$(4,049)		$1

The Effect of Non-Designated Derivative Instruments on the Statement of Operations

For the Year Ended December 31, 2010

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(510)

The Effect of Designated Derivative Instruments on the Statement of Operations

For the Year Ended December 31, 2011

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(472)	Interest expense and other, net	$(139)	Interest expense and other, net	$—
Diesel fuel swap	(169)	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	(84)	Other (income) and expense, net	(1)

Total	$(641)		$(223)		$(1)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations

For the Year Ended December 31, 2011

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(136)

12. Commitments and Contingencies

The Company has maintenance contracts with its equipment vendors for substantially all of its diagnostic imaging and radiation oncology equipment. The contracts are between one and five years from inception and extend through the year 2016, but may be canceled by the Company under certain circumstances. The Company’s total contract payments for the years ended December 31, 2009, 2010 and 2011 were $49,425, $53,181 and $56,450, respectively. At December 31, 2011, the Company had binding equipment purchase commitments totaling $24,392.

The Company leases office and warehouse space and certain equipment under non-cancelable operating leases. The office and warehouse leases generally call for minimum monthly payments plus maintenance and inflationary increases. The future minimum payments under such leases are as follows:

Year ending December 31:
2012	$7,490
2013	5,716
2014	5,257
2015	4,901
2016	4,340
Thereafter	12,874

$40,578

The Company’s total rental expense, which includes short-term equipment rentals, for the years ended December 31, 2009, 2010 and 2011 was $7,459, $8,600 and $9,515, respectively.

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

Historically, payments made related to these indemnifications have been immaterial. At December 31, 2011, the Company has determined that no liability is necessary related to these guarantees and indemnities.

In connection with the Company’s acquisition of Medical Outsourcing Services, LLC (“MOS”) in the third quarter of 2008, the Company subsequently identified a Medicare billing practice related to a portion of MOS’s retail billing operations that raised compliance issues under Medicare reimbursement guidelines. The practice was in place before the acquisition and was discontinued when the Company became aware of it. In accordance with its corporate compliance program, the Company has entered into discussions with representatives of the federal government to advise them of the issue and seek guidance on appropriate next steps. The discussions are ongoing and no resolution has yet been reached. No material amounts have been accrued to date.

In June 2010, the Company commenced arbitration proceedings against the former owners of MOS related to the Medicare billing matter, in addition to certain other indemnification issues. In the arbitration, the Company asserted claims of fraud and breach of representations and warranties.

On December 29, 2011, the Company received notice of an award by the arbitration panel, which awarded the Company $2,527 in damages for breach of contract claims, plus prejudgment interest at 9% under New York law from July 29, 2008 (which interest continues to accrue until the award is paid in full); $255 for two other indemnification claims; $1,453 for attorneys’ fees and expenses; and $110 for arbitration expenses. The award also provides that approximately $1,300 of a remaining indemnification cap created in connection with the acquisition is available for future indemnification claims, including with respect to the potential government claim discussed above, and must be satisfied by the former owners of MOS. On January 25, 2012, one of the former owners of MOS paid $665 to the Company, and on February 17, 2012, the same owner released $592 to the Company from amounts held in an indemnification escrow related to the acquisition. On January 25, 2012, the Company filed an action in the United States District Court for the Northern District of Illinois to confirm the award as a judgment against the other former owner of MOS that has refused to satisfy its obligations under the award. The Company anticipates that action to be resolved within the next 90 to 120 days.

Although the government may seek repayment and penalties relating to the billing practice, the Company does not expect that such repayment and penalties taken as a whole, if imposed on the Company, would have a material effect on the Company’s results of operations, cash flows or financial position because the Company believes the amounts it would owe will be substantially or fully off-set by the amounts awarded to the Company by the arbitration panel and future recoveries under the indemnification provisions or otherwise. The outcomes of these matters are uncertain and management cannot reasonably estimate possible losses or a range of losses that might result from resolution of such matters. Accordingly, no amounts have been accrued.

The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

13. 401(k) Savings Plan

The Company established a 401(k) Savings Plan (the “Plan”) in January 1990. Effective August 1, 1998, the Plan was amended and restated in its entirety. Currently, all employees who are over 21 years of age are eligible to participate after attaining three months of service. Employees may contribute between 1% and 25% of their annual compensation. For the year ended December 31, 2009, the Company matched 50 cents for every dollar of employee contributions up to 5% of their annual compensation, subject to the limitations imposed by the Internal Revenue Code. Employees vest in employer contributions 25% per year, over 4 years. The Company may also make discretionary contributions depending on profitability. No discretionary contributions were made in 2009, 2010 or 2011. The Company incurred and charged to expense $1,679, $19 and $0 during 2009, 2010 and 2011, respectively, related to the Plan.

14. Income Taxes

The provision (benefit) for income taxes shown in the consolidated statements of operations consists of the following:

	Year Ended December 31,
	2009	2010	2011
Current:
Federal	$(148)	$(7)	$(2)
State	527	(27)	(50)

Total current	379	(34)	(52)
Deferred:
Federal	1,267	(16,742)	(31,565)
State	(1,338)	(4,023)	(6,625)

Total deferred	(71)	(20,765)	(38,190)

Total provision (benefit) for income taxes	$308	$(20,799)	$(38,242)

Significant components of the Company’s net deferred tax assets (liabilities) at December 31 are as follows:

	2010	2011
Basis differences in equipment	$(86,096)	$(79,705)
Basis differences in intangible assets	(10,612)	9,822
Net operating losses	12,931	21,806
Accounts receivable	2,555	3,149
State income taxes	3,577	1,435
Accruals not currently deductible for income tax purposes	12,210	11,962
Basis differences associated with acquired investments	(3,252)	(5,797)
Other	3,535	4,412

Total deferred taxes	(65,152)	(32,916)
Valuation allowance	—	—

Net deferred taxes	$(65,152)	$(32,916)

Current deferred tax asset	$7,344	$10,086
Noncurrent deferred tax liability	(72,496)	(43,002)

Net deferred taxes	$(65,152)	$(32,916)

A reconciliation of the expected total provision (benefit) for income taxes, computed using the federal statutory rate on income is as follows:

	Year Ended December 31,
	2009	2010	2011
U.S. Federal tax expense (benefit) at statutory rates	$8	$(18,862)	$(68,901)
State income taxes, net of federal benefit	(527)	(2,630)	(4,339)
Earnings from unconsolidated investees	1,341	1,515	1,230
Noncontrolling interest	(1,073)	(1,361)	(1,753)
Impairments	—	—	33,397
Other	559	539	2,124

Provision (benefit) for income taxes	$308	$(20,799)	$(38,242)

For the year ended December 31, 2011, the Company recorded a goodwill impairment charge of $154,342, of which $98,339 related to non-deductible goodwill. Impairment of non-deductible goodwill reduced the income tax benefit of the impairment by $38,302 and reduced the Company’s effective tax rate by approximately 49.3% for the year ended December 31, 2011.

As of December 31, 2011, the Company had net operating loss (“NOL”) carryforwards of approximately $59,160 and $16,123 for federal and state income tax purposes, respectively. These loss carryforwards will expire at various dates from 2012 through 2031. As of December 31, 2011, the Company also had alternative minimum tax credit carryforwards of $3,424 with no expiration date.

As of December 31, 2011, the Company has provided a liability of $652 for unrecognized tax benefits related to various federal and state income tax matters. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $289.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2010	2011
Unrecognized tax benefits at January 1	$1,892	$1,329	$906
Inreases for positions taken in current year	170	89	82
Inreases for positions taken in a prior year	65	8	18
Dereases for positions taken in a prior year	(498)	(178)	(4)
Decreases for lapses in the applicable statute of limitations	(192)	(342)	(350)
Decreases for settlements with taxing authorities	(108)	—	—

Unrecognized tax benefits at December 31	$1,329	$906	$652

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2011, the Company had approximately $57 in accrued interest and penalties related to unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2008 through 2011. The Company’s and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2007 through 2011. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

15. Related-Party Transactions

On April 16, 2007, Oaktree and MTS purchased 24,501,505 shares of the Company’s common stock from KKR. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. At December 31, 2011, Oaktree and MTS owned in the aggregate approximately 51.0% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.

Revenues from management agreements with unconsolidated equity investees was $14,452, $12,545 and $11,692 during 2009, 2010 and 2011, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which is included in the management agreement revenue, who reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as costs of revenues and the reimbursement as revenue in its consolidated statements of operations. For the years ended December 31, 2009, 2010 and 2011 the amounts of the revenues and expenses were $11,188, $9,217 and $9,000, respectively.

16. Investments in Unconsolidated Investees

The Company has direct ownership in six unconsolidated investees at December 31, 2011. The Company owns between 15% and 50% of these investees, and provides management services under agreements with four of these investees, expiring at various dates through 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

Set forth below is certain financial data for Alliance-HNI, LLC and Subsidiaries, one of the Company’s unconsolidated investees:

	December 31,
	2010	2011
Balance Sheet Data:
Current assets	$5,171	$5,558
Noncurrent assets	11,945	9,333
Current liabilites	4,587	3,874
Noncurrent liabilites	3,448	1,906

	Years Ended December 31,
	2009	2010	2011
Combined Operating Results:
Revenues	$22,012	$19,311	$18,111
Expenses	15,375	11,464	12,457
Net income	6,637	7,847	5,654
Earnings from unconsolidated investee	2,996	3,935	2,830

Set forth below is certain financial data for the aggregate of the Company’s unconsolidated investees, including Alliance-HNI, LLC and Subsidiaries:

	December 31,
	2010	2011
Balance Sheet Data:
Current assets	$7,391	$9,206
Noncurrent assets	18,989	17,575
Current liabilites	6,076	6,943
Noncurrent liabilites	4,546	4,078

	Years Ended December 31,
	2009	2010	2011
Combined Operating Results:
Revenues	$31,805	$27,390	$27,743
Expenses	24,105	19,025	20,925
Net income	7,700	8,365	6,818
Earnings from unconsolidated investees	3,831	4,327	3,516

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

In the third quarter of 2010, the Radiation Oncology segment met the quantitative thresholds for separate reporting. As such, management has presented segment information for the years ended December 31, 2009, 2010 and 2011. The Imaging segment is comprised of diagnostic imaging services including MRI, PET/CT and other imaging services. The Radiation Oncology segment is comprised of radiation oncology services. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on Revenue, Segment Income and Net Income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of the Notes to the Consolidated Financial Statements. Additionally, the Company does not consider its wholesale revenue and retail revenue sources to constitute separate operating segments as discrete financial information does not exist and is not provided to the CODM.

The following table summarizes the Company’s revenue by segment:

	Year Ended December 31,
	2009	2010	2011
Revenue
Imaging	$469,055	$434,416	$418,443
Radiation Oncology	36,458	44,439	75,208
Corporate / Other	—	—	—

Total	$505,513	$478,855	$493,651

Following are the components of revenue for each of the years December 31:

	Year Ended December 31,
	2009	2010	2011
MRI revenue	$238,537	$214,556	$205,706
PET/CT revenue	201,521	185,980	169,003
Radiation Oncology revenue	36,458	44,439	75,208
Other modalities and other revenue	28,997	33,880	43,734

Total	$505,513	$478,855	$493,651

Segment income represents net income (loss) before income taxes; interest expense and other, net; amortization expense; depreciation expense; share-based payment; severance and related costs; noncontrolling interest in subsidiaries; restructuring charges; transaction costs; impairment charges and other non-cash charges. Segment income is the most frequently used measure of each segment’s performance by the CODM and is commonly used in setting performance goals. The following table summarizes the Company’s segment income:

	Year Ended December 31,
	2009	2010	2011
Segment income
Imaging	$196,168	$169,972	$146,151
Radiation Oncology	10,049	11,760	27,535
Corporate / Other	(25,938)	(23,676)	(24,403)

Total	$180,279	$158,056	$149,283

The reconciliation of Net income (loss) to total segment income is shown below:

	Year Ended December 31,
	2009	2010	2011
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$481	$(32,653)	$(160,112)
Income tax expense (benefit)	308	(20,799)	(38,242)
Interest expense and other, net	45,894	51,203	49,789
Amortization expense	11,000	12,439	16,444
Depreciation expense	94,918	92,321	89,974
Share-based payment (included in selling, general and administrative expenses)	6,014	5,516	4,619
Severance and related costs	1,404	1,002	750
Noncontrolling interest in subsidiaries	3,064	3,890	5,008
Restructuring charges (see Note 3)	—	—	7,137
Transaction costs	893	2,439	3,328
Impairment charges	—	42,095	167,792
Loss on extinguishment of debt	14,600	—	—
Other non-cash charges (included in other income and expenses, net)	1,703	603	2,796

Total segment income	$180,279	$158,056	$149,283

Net income for the Imaging and Radiation Oncology segments does not include charges for interest expense and other, net; transaction costs; income tax benefit or certain selling, general and administrative expenses. These costs are charged against the Corporate / Other segment. The following table summarizes the Company’s net income (loss) by segment:

	Year Ended December 31,
	2009	2010	2011
Net income (loss)
Imaging	$92,281	$58,096	$(115,758)
Radiation Oncology	3,715	(25,023)	3,932
Corporate / Other	(95,515)	(65,726)	(48,286)

Total	$481	$(32,653)	$(160,112)

The year ended December 31, 2010 included impairment charges in the Imaging and Radiation Oncology segments of $13,259 and $28,836, respectively. The year ended December 31, 2011 included impairment charges in the Imaging segment of $167,431. For more information please refer to Note 6 of the Notes to the Consolidated Financial Statements.

The following table summarizes the Company’s identifiable assets by segment:

	As of December 31, 2010	As of December 31, 2011
Identifiable assets
Imaging	$598,946	$378,289
Radiation Oncology	74,546	188,092
Corporate / Other	142,709	96,713

Total	$816,201	$663,094

The following table summarizes the Company’s goodwill by segment:

	Imaging	Radiation Oncology	Corporate / Other	Total
Balance at January 1, 2010	$178,432	$15,811	$—	$194,243
Goodwill acquired during the period	13,646	4,596	—	18,242
Impairment charges	—	(19,902)	—	(19,902)
Adjustments to goodwill during the period	550	(7)	—	543

Balance at December 31, 2010	192,628	498	—	193,126
Goodwill acquired during the period	2,229	14,311	—	16,540
Impairment charges	(154,342)	—	—	(154,342)
Adjustments to goodwill during the period	1,169		—	1,169

Balance at December 31, 2011	$41,684	$14,809	$—	$56,493

Gross goodwill	$196,026	$34,711	$—	$230,737
Accumulated impairment charges	(154,342)	(19,902)	—	(174,244)

Balance at December 31, 2011	$41,684	$14,809	$—	$56,493

For more information please refer to Notes 3 and 6 of the Notes to the Consolidated Financial Statements.

Capital expenditures in the Imaging segment and the Radiation Oncology segment were $54,799 and $9,723, respectively, for the year ended December 31, 2010, and $40,695 and $8,914, respectively, for the year ended December 31, 2011.

18. Quarterly Financial Data (Unaudited)

The following table sets forth selected unaudited quarterly information for the Company’s last eight fiscal quarters derived from the Company’s interim financial statements. Such financial statements have been prepared on the same basis as the Consolidated Financial Statements and all necessary adjustments (which consisted only of normal recurring adjustments) have been included to present fairly the results of such periods when read in conjunction with the Consolidated Financial Statements and related notes included elsewhere herein.

	Quarter Ended
	Mar. 31, 2010	Jun. 30, 2010	Sep. 30, 2010	Dec. 31, 2010
Revenues	$118,661	$121,407	$121,090	$117,697
Cost of revenues, excluding depreciation and amortization	65,226	65,181	66,304	68,014
(Loss) income before income taxes, earnings from unconsolidated investees and noncontrolling interest	(2,936)	163	(1,821)	(49,295)
Net (loss) income	(1,416)	1,307	(100)	(28,554)
Net (loss) income attributable to Alliance HealthCare Services, Inc.	(2,163)	80	(980)	(29,590)
(Loss) earnings per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(0.04)	$0.00	$(0.02)	$(0.56)
Diluted	$(0.04)	$0.00	$(0.02)	$(0.56)

	Quarter Ended
	Mar. 31, 2011	Jun. 30, 2011	Sep. 30, 2011	Dec. 31, 2011
Revenues	$118,428	$127,780	$126,791	$120,652
Cost of revenues, excluding depreciation and amortization	67,366	71,394	71,819	69,172
Loss before income taxes, earnings from unconsolidated investees and noncontrolling interest	(3,882)	(5,578)	(164,414)	(22,988)
Net loss	(1,550)	(2,310)	(137,137)	(14,107)
Net loss attributable to Alliance HealthCare Services, Inc.	(2,403)	(4,040)	(137,270)	(16,399)
Loss per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(0.05)	$(0.08)	$(2.58)	$(0.31)
Diluted	$(0.05)	$(0.08)	$(2.58)	$(0.31)

The Company experiences seasonality in the revenues and margins generated for its services. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue is affected primarily by fewer calendar days and inclement weather, typically resulting in fewer patients being scanned or treated during the period. Fourth quarter revenues are affected by holiday and client and patient vacation schedules, resulting in fewer scans or treatments during the period. The variability in margins is higher than the variability in revenues due to the fixed nature of our costs. The Company also experiences fluctuations in the revenues and margins generated due to acquisition activity and general economic conditions, including recession or economic slowdown. For information regarding impairment charges recorded in 2010 and 2011, see Note 6 of the Notes to the Consolidated Financial Statements.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. Our internal control over financial reporting as of December 31, 2011, has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their report which is included herein.

Paul S. Viviano, Chairman of the Board and Chief Executive Officer

Howard K. Aihara, Executive Vice President and Chief Financial Officer

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alliance HealthCare Services, Inc.

Newport Beach, California

We have audited the internal control over financial reporting of Alliance HealthCare Services, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Alliance HealthCare Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the consolidated financial statement schedule as of and for the year ended December 31, 2011 of the Company, and our report dated March 15, 2012, expressed an unqualified opinion on those consolidated financial statements and the consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 15, 2012

Item 9B.	Other Information

On December 13, 2011, the Compensation Committee of our Board of Directors adopted a retention bonus plan for certain of our “named executive officers,” as such persons were identified in the proxy statement for our 2011 annual meeting of stockholders.

Given the low level of our stock price and that many of the options previously granted to our named executive officers have exercise prices that are materially greater than our stock price, our Compensation Committee, with the advice of a compensation consultant and input from our Chief Executive Officer, determined that it was prudent to grant cash retention bonuses to some of our named executive officers in an effort to ensure that we retain their services in a difficult environment. The Compensation Committee granted bonuses in the amounts listed to the following named executive officers:

Name and Title	Amount of Retention Bonus
Paul S. Viviano Chairman of the Board and Chief Executive Officer	$510,000
Howard K. Aihara Executive Vice President and Chief Financial Officer	$221,000
Richard J. Hall President Alliance Oncology Division	$255,000

Each bonus arrangement is evidenced by a letter agreement dated January 31, 2012 and will be payable on the closest pay date following January 31, 2014 if the officer remains an employee in good standing through that date. If the officer chooses to voluntarily terminate his employment with Alliance at any time before the bonus is paid, he will not be eligible to receive the bonus or any portion of it. If the officer’s employment is terminated “without cause” (as defined in the letter agreement) at any time before January 31, 2013, the officer will receive 50% of his bonus, and if the officer’s employment is terminated without cause at any time before January 31, 2014, the officer will receive the remaining 50% of the bonus. A copy of the form of the letter agreement is included as Exhibit 10.27 to this report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K, other than that relating to identification of our executive officers, will be included in our 2012 definitive proxy statement and is incorporated herein by reference. The information required by Item 10 of Form 10-K relating to identification of our executive officers is incorporated by reference from Item 1 of this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information required by Item 11 of Form 10-K will be included in our 2012 definitive proxy statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K with respect to security ownership of certain beneficial owners and management will be included in our 2012 definitive proxy statement and is incorporated herein by reference.

The information required by Item 12 of Form 10-K with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from Item 5 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K will be included in our 2012 definitive proxy statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K will be included in our 2012 definitive proxy statement and is incorporated herein by reference.

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

The following Financial Statement Schedule for the years ended December 31, 2011, 2010 and 2009 is set forth on page 123 of this report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes for the years ended December 31, 2011, 2010 and 2009.

3.	Index to Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Alliance.(3)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Alliance.(11)

3.3	Amended and Restated By-laws of Alliance.(3)

3.4	Certain Amended and Restated Provisions of the By-laws of Alliance.(10)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(3)

4.2	Indenture, including the form of Note, dated as of December 1, 2009, with respect to the 8% Senior Notes due 2016, between Alliance HealthCare Services, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.(15)

10.1*	The 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(14)

10.2*	Form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(1)

10.3*	Alliance Directors’ Deferred Compensation Plan, as amended and restated.(10)

10.4*	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(4)

10.5*	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(4)

10.6	Form of Stockholder’s Agreement.(1)

10.7*	Form of Indemnification Agreement.(2)

10.8*	Amended and Restated Employment Agreement dated as of May 9, 2005 between Alliance and Paul S. Viviano.(5)

10.9*	Amended and Restated Agreement Not to Compete dated as of May 9, 2005 between Alliance and Paul S. Viviano.(5)

10.10*	Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara.(6)

Exhibit No.	Description

10.11*	Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara.(6)

10.12*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(7)

10.13*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Directors) under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(10)

10.14*	Form of Stock Bonus Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(7)

10.15	Governance and Standstill Agreement, dated as of March 16, 2007, among Alliance Imaging, Inc., OCM Principal Opportunities Fund IV, LP., and MTS Health Investors II, L.P.(8)

10.16*	Form of Executive Severance Agreement.(8)

10.17*	Amendment of Employment Agreement, dated as of April 16, 2007, between Paul S. Viviano and Alliance Imaging, Inc.(9)

10.18*	Amendment of Employment Agreement, dated as of April 16, 2007, between Howard K. Aihara and Alliance Imaging, Inc.(9)

10.19*	New form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(12)

10.20*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated (For Director Awards Only).(13)

10.21*	Amendment to the Alliance Imaging, Inc. Directors’ Deferred Compensation Plan, as amended and restated.(13)

10.22*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Paul S. Viviano and Alliance Imaging, Inc.(13)

10.23*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Howard K. Aihara and Alliance Imaging, Inc.(13)

10.24*	Form of Amendment of Executive Severance Agreement.(13)

10.25	Credit Agreement, dated as of December 1, 2009, among Alliance HealthCare Services, Inc., the financial institutions listed on the signature pages thereof and Deutsche Bank Trust Company Americas, as administrative agent for the lenders.(15)

10.26	Amendment No. 1, dated as of September 27, 2011, to Credit Agreement, dated as of December 1, 2009, among Alliance HealthCare Services, Inc., the financial institutions listed on the signature pages thereof and Deutsche Bank Trust Company Americas, as administrative agent for the lenders.(16)

10.27*	Form of Letter Agreement Evidencing Retention Bonus Arrangements with Executive Officers, dated as of January 31, 2012, with schedule of individual bonus amounts.(17)

10.28*	Schedule of 2012 Executive Officer Compensation.(17)

10.29*	Schedule of Non-Employee Director Compensation.(17)

21.1	Subsidiaries of the Registrant.(7)

23.1	Consent of Independent Registered Public Accounting Firm.(17)

23.2	Consent of Independent Registered Public Accounting Firm.(17)

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(17)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(17)

Exhibit No.	Description

99.1	Alliance-HNI, L.L.C. and Subsidiaries Consolidated Financial Statements as of December 31, 2011 and 2010 and for the Years Ended December 31, 2011, 2010, and 2009, and Report of Independent Registered Public Accounting Firm.(17)

101	The following materials from Alliance’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (b) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010, and 2009; (c) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009; (d) Consolidated Statements of Changes in Shareholders’ Equity (Deficit); and (e) Notes to Consolidated Financial Statements.(18)

(1)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-4, No. 333-60682, as amended.
(2)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1, No. 333-64322, as amended.
(3)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 001-16609).
(4)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-16609).
(5)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-16609).
(6)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-16609).
(7)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-16609).
(8)	Incorporated by reference to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated March 16, 2007 (File No. 001-16609)
(9)	Incorporated by reference to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated April 16, 2007 (File No. 001-16609)
(10)	Incorporated by reference to exhibits filed in response to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 14, 2007 (File No. 001-16609)
(11)	Incorporated by reference to exhibits filed in response to Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated February 17, 2009 (File No. 001-16609)
(12)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16609)
(13)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-16609)
(14)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-16609).
(15)	Incorporated by reference herein to the indicated Exhibit response in Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 4, 2009 (File No. 001-16609)
(16)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-16609).
(17)	Filed herewith.
(18)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE HEALTHCARE SERVICES, INC.

March 15, 2012	By:	/s/ PAUL S. VIVIANO
Paul S. Viviano
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2012.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul S. Viviano and Richard W. Johns, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title

/S/ PAUL S. VIVIANO Paul S. Viviano	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ HOWARD K. AIHARA Howard K. Aihara	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ NICHOLAS A. POAN Nicholas A. Poan	Senior Vice President, Corporate Finance and Chief Accounting Officer (Principal Accounting Officer)

/S/ NEIL F. DIMICK Neil F. Dimick	Director

/S/ MICHAEL P. HARMON Michael P. Harmon	Director

/S/ LARRY C. BUCKELEW Larry C. Buckelew	Director

/S/ AARON A. BENDIKSON Aaron A. Bendikson	Director

/S/ CURTIS S. LANE Curtis S. Lane	Director

/S/ EDWARD L. SAMEK Edward L. Samek	Director

ALLIANCE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions (Bad Debt Write-offs, net of Recoveries)	Balance at End of Period
Year ended December 31, 2011
Allowance for Doubtful Accounts	$6,451	$6,046	$(4,583)	$7,914

Year ended December 31, 2010
Allowance for Doubtful Accounts	$8,930	$1,343	$(3,822)	$6,451

Year ended December 31, 2009
Allowance for Doubtful Accounts	$9,178	$2,387	$(2,635)	$8,930