Form 10-Q
period 2012-03-31
Alliance HealthCare Services, Inc
filed 2012-05-10
CIK 817135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2012:

Common Stock, $.01 par value, 53,232,623 shares

ALLIANCE HEALTHCARE SERVICES, INC.

FORM 10-Q

March 31, 2012

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	December 31,	March 31,
	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$44,190	$60,100
Accounts receivable, net of allowance for doubtful accounts	70,701	67,699
Deferred income taxes	10,086	10,086
Prepaid expenses	6,462	6,214
Other receivables	4,301	2,937

Total current assets	135,740	147,036
Equipment, at cost	954,337	928,559
Less accumulated depreciation	(663,038)	(656,393)

Equipment, net	291,299	272,166
Goodwill	56,493	56,493
Other intangible assets, net	143,024	138,562
Deferred financing costs, net	17,268	16,419
Other assets	19,270	20,248

Total assets	$663,094	$650,924

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$22,417	$17,129
Accrued compensation and related expenses	18,204	15,592
Accrued interest payable	6,582	10,250
Other accrued liabilities	33,438	32,318
Current portion of long-term debt	24,923	25,358

Total current liabilities	105,564	100,647
Long-term debt, net of current portion	430,451	428,540
Senior notes	188,109	188,188
Other liabilities	879	819
Deferred income taxes	43,002	40,345

Total liabilities	768,005	758,539
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock	527	526
Treasury stock	(2,729)	(2,739)
Additional paid-in capital	20,269	21,151
Accumulated comprehensive loss	(950)	(895)
Accumulated deficit	(171,288)	(176,110)

Total stockholders’ deficit attributable to Alliance HealthCare Services, Inc.	(154,171)	(158,067)
Noncontrolling interest	49,260	50,452

Total stockholders’ deficit	(104,911)	(107,615)

Total liabilities and stockholders’ deficit	$663,094	$650,924

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Quarter Ended
	March 31,
	2011	2012
Revenues	$118,428	$120,753
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	67,366	66,139
Selling, general and administrative expenses	17,058	20,835
Transaction costs	372	243
Severance and related costs	464	529
Depreciation expense	22,052	21,445
Amortization expense	3,326	4,012
Interest expense and other, net	11,735	13,688
Other (income) and expense, net	(63)	154

Total costs and expenses	122,310	127,045

Loss before income taxes, earnings from unconsolidated investees, and noncontrolling interest	(3,882)	(6,292)
Income tax benefit	(1,343)	(2,642)
Earnings from unconsolidated investees	(989)	(1,078)

Net loss	(1,550)	(2,572)
Less: Net income attributable to noncontrolling interest	(853)	(2,250)

Net loss attributable to Alliance HealthCare Services, Inc.	$(2,403)	$(4,822)

Comprehensive loss, net of taxes:
Net loss attributable to Alliance HealthCare Services, Inc.	$(2,403)	$(4,822)
Unrealized gain on hedging transactions, net of taxes	47	55

Comprehensive loss, net of taxes:	$(2,356)	$(4,767)

Loss per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(0.05)	$(0.09)

Diluted	$(0.05)	$(0.09)

Weighted average number of shares of common stock and common stock equivalents:
Basic	52,997	53,312
Diluted	52,997	53,312

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Quarter Ended March 31,
	2011	2012
Operating activities:
Net loss	$(1,550)	$(2,572)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	264	762
Share-based payment	1,406	882
Depreciation and amortization	25,378	25,457
Amortization of deferred financing costs	705	957
Accretion of discount on long-term debt	393	419
Adjustment of derivatives to fair value	24	14
Distributions (less than) greater than undistributed earnings from investees	(820)	462
Deferred income taxes	(1,439)	(2,679)
(Loss) gain on sale of assets	(64)	106
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(5,941)	2,240
Prepaid expenses	1,104	248
Other receivables	(838)	1,364
Other assets	(913)	36
Accounts payable	10	(3,525)
Accrued compensation and related expenses	(787)	(2,612)
Accrued interest payable	3,224	3,668
Income taxes payable	29	25
Other accrued liabilities	(707)	(892)

Net cash provided by operating activities	19,478	24,360

Investing activities:
Equipment purchases	(9,913)	(3,745)
Increase in deposits on equipment	(1,384)	(2,786)
Decrease in cash in escrow	—	1,257
Proceeds from sale of assets	176	3,834

Net cash used in investing activities	(11,121)	(1,440)

Financing activities:
Principal payments on equipment debt	(1,417)	(3,686)
Proceeds from equipment debt	—	853
Principal payments on term loan facility	(1,150)	(3,000)
Payments of debt issuance and amendment costs	(163)	(108)
Noncontrolling interest in subsidiaries	(959)	(1,058)
Proceeds from shared-based payment arrangements	39	—
Purchase of treasury stock	—	(11)

Net cash used in financing activities	(3,650)	(7,010)

Net increase in cash and cash equivalents	4,707	15,910
Cash and cash equivalents, beginning of period	97,162	44,190

Cash and cash equivalents, end of period	$101,869	$60,100

Supplemental disclosure of cash flow information:
Interest paid	$7,449	$8,682
Income taxes paid, net of refunds	31	246
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$—	$920
Capital lease obligations related to the purchase of equipment	—	4,017
Comprehensive gain from hedging transactions, net of taxes	47	55
Equipment purchases in accounts payable	690	1,214

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates

Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance HealthCare Services, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2011.

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

2. Transactions

Acquisition of 24/7 Radiology

In April 2011, Radiology 24/7, LLC, one of the Company’s subsidiaries, purchased some of the assets from 24/7 Radiology (“24/7 RAD”), a professional radiology services company that provides both preliminary and final professional radiology interpretation services for MRI, CT, ultrasound, X-Ray and other imaging modalities in 18 states. This acquisition expanded the Company’s professional services business line, building on the Company’s prior acquisition of Radiology 24/7 in 2010. The purchase price for 24/7 RAD consisted of $5,500 in cash and $1,109 in assumed liabilities. The Company financed this acquisition using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $2,229 and acquired intangible assets of $2,500, of which $1,400 was assigned to trademarks, which are being amortized over six years, $950 was assigned to customer relationships, which are being amortized over seven years, and $150 was assigned to the non-compete agreement, which is being amortized over three years. The Company recorded the intangible assets at fair value at the acquisition date. The Company has reported all of the goodwill from this acquisition in the Imaging segment. All recorded goodwill and intangible assets are deductible for tax purposes and are being amortized over 15 years. During the year ended December 31, 2011, the Company increased goodwill by $500 as a result of an increase in consideration paid. The year ended December 31, 2011 included nine months of operations from this acquisition.

The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

Acquisition of US Radiosurgery, LLC

Also in April 2011, the Company purchased all of the outstanding membership interests of US Radiosurgery, LLC (“USR”), a stereotactic radiosurgery provider based in Nashville, Tennessee. At the time of this acquisition, USR operated eight stereotactic radiosurgery centers (including one stereotactic radiosurgery center in an unconsolidated joint venture) in partnership with local hospitals and radiation oncologists in eight states: Colorado, Texas, Illinois, Ohio, Oklahoma, Pennsylvania, Nevada and California. These eight stereotactic radiosurgery centers are structured through partnerships, and USR owns between 40% and 76% of the equity interests of the consolidated partnerships. This acquisition significantly expanded the Company’s nationwide footprint and enabled the Company to provide advanced treatment and technology to cancer patients. Following the acquisition of USR, the Company believes it is the nation’s leading provider of stereotactic radiosurgery services, with 18 dedicated centers at March 31, 2012. The purchase price consisted of $52,399 in cash, exclusive of $10,431 of cash acquired. The Company financed this acquisition using internally generated funds.

The following table summarizes recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash received	$10,431
Accounts receivable	4,437
Other current assets	8,065
Equipment	26,379
Goodwill	14,311
Identifiable intangible assets	63,700
Equipment debt	(25,973)
Other liabilities	(9,341)
Noncontrolling interest	(39,610)

Cash consideration paid	$52,399

As a result of this acquisition, the Company recorded goodwill of $14,311 and acquired intangible assets of $63,700, of which $56,300 was assigned to customer relationships, which are being amortized over 20 years, $4,200 was assigned to the non-compete agreement, which is being amortized over two years, and $3,200 was assigned to trademarks, which are being amortized over 20 years. The Company recorded the intangible assets at fair value at the acquisition date. The Company is reporting all of the goodwill from this acquisition in the Radiation Oncology segment. A portion of the recorded goodwill and intangible assets is being amortized over 15 years for tax purposes. The fair value of noncontrolling interest related to this transaction was $39,610 as of the acquisition date. To estimate the fair value of noncontrolling interest, the Company used the Discounted Cash Flow method under the income approach and the Guideline Public Company method under the market approach. Included in the amounts above were the following adjustments made in the third quarter of 2011 by the Company as a result of changes in the provisional amounts included in the preliminary draft valuation of assets acquired and liabilities assumed: goodwill increased by $6,888 as a result of decreases in identifiable intangible assets of $10,550, noncontrolling interest of $2,750, and other liabilities of $842 and an increase in fixed assets of $70. The year ended December 31, 2011 included nine months of operations from this acquisition, including $24,587 of revenue and $5,236 of net income.

Pro forma information represents revenue and results of operations of the combined entity as though the acquisition date had been as of the beginning of the respective quarterly reporting periods. There were no non-recurring adjustments made to the pro forma information below. The following table represents the Company’s pro forma information including USR:

Quarter Ended March 31,
2011
Revenue	$124,875
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$(2,419)

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

Restructuring Plan

On August 4, 2011, the Company’s board of directors approved a restructuring plan that included a significant organizational restructure and a cost savings and efficiency initiative. The Company initiated this restructuring plan in the third quarter of 2011. During the quarter ended March 31, 2012, the Company recorded $2,122 related to restructuring charges, of which the Company recorded $1,389 in Selling, general and administrative expenses; $529 in Severance and related costs; and $204 in Cost of revenues, excluding depreciation and amortization. As of March 31, 2012, substantially all restructuring reserves have been paid, with the exception of $1,351 in Severance and related costs.

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

As of March 31, 2012, the Company’s ratio of consolidated total debt to Consolidated Adjusted EBITDA was 4.46 to 1.00 and its ratio of Consolidated Adjusted EBITDA to consolidated interest expense was 3.18 to 1.00.

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

In September 2011, in connection with the execution of the amendment, the Company paid down $25,000 of the borrowings outstanding under the term loan facility and paid a fee to the consenting lenders of $6,008. As of March 31, 2012, there was $420,950 outstanding under the term loan facility and no borrowings under the revolving credit facility.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

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

Stock Option Plans and Awards

In November 1999, the Company adopted an employee stock option plan (the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 6,325,000 shares of the Company’s common stock became available for grant. On May 30, 2007, the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 8,025,000 shares. On May 27, 2009, the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 11,025,000 shares. As of March 31, 2012, a total of 1,779,503 shares were available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant, except as noted below. All options have 10-year terms. Options granted after January 1, 2008 are time options which vest 25% each year, over four years. For options granted prior to January 1, 2008, initial stock option grants were comprised 50% of “time options” and 50% of “performance options.” The time options have a five-year vesting schedule, vesting 20% per year. The performance options cliff vest after eight years; however, in the event certain operating performance targets are met, up to 20% of the performance options may vest each year, accelerating the vesting period up to five years. During the year ended December 31, 2011, there were 149,000 options in which vesting was accelerated due to employment agreements. During the three months ended March 31, 2012, there were no options in which vesting was accelerated. Prior to January 1, 2008, subsequent stock options granted under the 1999 Equity Plan to employees were always time options which vest 5% in the first year, 20% in the second year and 25% in years three through five.

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

The following weighted-average assumptions were used in the estimated grant-date fair value calculations for stock option awards:

	Quarter Ended March 31,
	2011	2012
Risk free interest rate	2.19%	1.11%
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	49.8%	62.2%
Average expected life (in years)	5.50	6.01

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

simplified method described in ASC 718, as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected terms and based on a change in the types of employees that receive share grants. The Company will continue to evaluate the use of the simplified method as historical exercise data become more sufficient.

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,652,025	$6.43
Granted	1,197,500	1.21
Exercised	—	—
Canceled	(71,500)	4.82

Outstanding at March 31, 2012	4,778,025	$5.15	5.35	$341

Vested and expected to vest in the future at March 31, 2012	4,663,435	$5.16	5.30	$329
Exercisable at March 31, 2012	3,159,059	$6.49	3.41	$—

The weighted-average grant-date fair value of options granted during the quarters ended March 31, 2011 and 2012 was $2.01 per share and $0.69 per share, respectively. The total intrinsic value of options exercised during of the quarter ended March 31, 2011 was $1. There were no options exercised during the quarter ended March 31, 2012. The total cash received from employees as a result of stock option exercises was $39 for the quarter ended March 31, 2011.

The following table summarizes the Company’s unvested stock option activity:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2011	805,391	$3.66
Granted	1,197,500	0.69
Vested	(331,425)	4.15
Canceled	(52,500)	2.44

Unvested at March 31, 2012	1,618,966	$1.40

At March 31, 2012, the total unrecognized fair value share-based payment related to unvested stock options granted to both employees and non-employees was $1,712, which is expected to be recognized over a remaining weighted-average period of 2.46 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations. The total fair value of shares vested during the quarters ended March 31, 2011 and 2012 was $2,221 and $1,376, respectively.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

Restricted Stock Awards

The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2009, the Company granted 315,000 restricted stock awards (“awards”) to certain employees and 25,000 awards to non-employees of the Company. Of the awards granted in 2009, 240,000 cliff vest after three years provided that the employee or non-employee remains continuously employed through the issuance date and 75,000 cliff vest after five years provided that the employee remains continuously employed through the issuance date. During 2010, the Company granted 913,000 awards to certain employees of the Company. These awards cliff vest after three years provided that the employee remains continuously employed and the non-employee continues service through the issuance date. During 2011, the Company granted 289,432 awards to certain employees of the Company. Of the awards granted in 2011, 24,432 cliff vest after one year provided that the employee remains continuously employed through the issuance date, 260,000 cliff vest after three years provided that the employee remains continuously employed through the issuance date and 5,000 cliff vest after one year provided that the employee meets certain performance criteria and remains continuously employed through the issuance date. There were no restricted stock awards granted in the quarter ended March 31, 2012. The Company grants restricted stock awards to three non-employee directors of the Company who are unaffiliated with Oaktree Capital Management, LLC (“Oaktree”) and MTS Health Investors, LLC (“MTS”) (“unaffiliated directors”). These awards to unaffiliated directors cliff vest after one year based on the unaffiliated directors’ continued service with the Company through that date. During the years ended December 31, 2009, 2010 and 2011, the Company granted restricted stock awards of 41,016, 60,789 and 221,538, respectively, to unaffiliated directors. During the year ended December 31, 2009, 4,558 of these shares vested due to a change in one of the unaffiliated directors in May 2009. For the quarters ended March 31, 2011 and 2012, the Company recorded share-based payment related to restricted stock awards of $665 and $391, respectively. The weighted-average grant-date fair value of restricted stock awards granted during the quarter ended March 31, 2011 was $4.24 per share.

The following table summarizes the Company’s unvested restricted stock activity:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2011	1,366,538	$4.66
Granted	—	—
Vested	(53,300)	7.73
Canceled	(86,700)	4.27

Unvested at March 31, 2012	1,226,538	$4.55

At March 31, 2012, the total unrecognized fair value share-based payment related to restricted stock awards granted to employees was $1,635, which is expected to be recognized over a remaining weighted-average period of 1.06 years. At March 31, 2012, the total unrecognized fair value share-based payment related to the restricted stock awards granted to unaffiliated directors was $180, which is expected to be recognized over a remaining weighted-average period of 0.75 years. The unaffiliated directors will each receive a restricted stock award on December 31, 2012 and each December 31 thereafter (the “Grant Date”) of the number of shares of common stock having a value equal to $80, rounded down to the nearest whole share, and calculated using the average share price of the Company’s stock over the fifteen-day period preceding the Grant Date. Such restricted stock awards will fully vest one year after the Grant Date based on the continued service of the non-employee director through the vesting date. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

4. Recent Accounting Pronouncements

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

Fair Value of Financial Instruments ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in United States GAAP and IFRSs” (“ASU 2011-04”), amends the wording used to describe many of the requirements in United States GAAP for measuring fair value and disclosing information about fair value measurements. The amendments in ASU 2011-04 develop common fair value measurement and disclosure requirements in United States GAAP and IFRSs and improve their understandability. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. The Company adopted the provisions of ASU 2011-04 on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s results of operations, cash flows, or financial position.

Patient Service Revenue ASU No. 2011-07, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-07”), requires certain health care entities to change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

changes in the allowance for doubtful accounts. The amendments in ASU 2011-07 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early adoption is permitted. The Company adopted the provisions of ASU 2011-07 on January 1, 2012. The Company determined that the presentation and disclosure provisions of this update are not applicable, as the Company assesses each patient’s ability to pay prior to rendering services and, as a result, the adoption of ASU 2011-07 did not have a material impact on the Company’s results of operations, cash flows, or financial position.

Goodwill Impairment ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted the provisions of ASU 2011-08 on January 1, 2012. The adoption of ASU 2011-08 did not have a material impact on the Company’s results of operations, cash flows, or financial position.

5. Fair Value of Financial Instruments

The Company used the following methods and assumptions in estimating fair value disclosure for financial instruments:

Cash and cash equivalents The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.

Debt The fair value of the Company’s fixed-rate debt was based on open bid/ask quotations of those notes at December 31, 2011 and March 31, 2012. The carrying amount of variable-rate borrowings at March 31, 2012 approximates fair value estimated based on current market rates and credit spreads for similar debt instruments.

Derivative instruments Fair value was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2011		March 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$44,190	$44,190	$60,100	$60,100
Fixed-rate debt	188,109	131,814	188,188	142,709
Variable-rate debt	417,411	417,411	414,751	414,751
Derivative instruments - asset position	31	31	7	7
Derivative instruments - liability position	272	272	184	184

ASC 825, “Financial Instruments,” applies to all assets and liabilities that are being measured and reported at fair value on a recurring basis. ASC 825 requires disclosure that establishes a framework for measuring fair value in generally accepted accounting principles by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

March 31, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

None of the Company’s instruments has transferred from one level to another.

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 825 pricing levels as of December 31, 2011:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$44,190	$44,190	$—	$—
Interest rate contracts - asset position	31	—	31	—
Interest rate contracts - liability position	194	—	194	—
Fuel swap - liability position	78	—	—	78

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 825 pricing levels as of March 31, 2012:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$60,100	$60,100	$—	$—
Interest rate contracts - asset position	7	—	7	—
Interest rate contracts - liability position	176	—	176	—
Fuel swap - liability position	7	—	—	7

The following table summarizes the Company’s fair value measurements of derivative instruments using significant unobservable inputs (Level 3):

Balance as of December 31, 2011	$(78)
Total gains or losses (realized/unrealized)
Included in earnings	(38)
Included in other comprehensive income	109

Balance as of March 31, 2012	$(7)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(38)

The Company’s derivative instruments are primarily pay-fixed, receive-variable interest rate swaps and caps based on LIBOR swap rate. The Company has elected to use the income approach to value these derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for interest rate swap and cap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates at commonly quoted intervals and implied volatilities for options). The Company has identified both a public and a private data source for use in valuing the Department of Energy (“DOE”) diesel fuel swap. There appears to be a material difference in the pricing for diesel fuel contracts traded on NYMEX and the pricing that brokers make available to retail clients hedging changes in the DOE average national diesel fuel price as executed by the Company. As a result the Company has elected to use broker data available from its counterparty and informally corroborated by a second

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

broker to fair value the diesel fuel swap. The March 31, 2012 over-the-counter forward rates were compared to the fixed rates executed by the Company for each forward date. The loss on each forward date was then present valued at LIBOR plus a credit spread of 3.5%. Mid-market pricing is used as a practical expedient for fair value measurements. ASC 820 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness and the Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments. For additional information please see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

6. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance at January 1, 2011	$193,126
Goodwill acquired during the period	16,540
Impairment charges	(154,342)
Adjustments to goodwill during the period	1,169

Balance at December 31, 2011	56,493
Goodwill acquired during the period	—
Impairment charges	—
Adjustments to goodwill during the period	—

Balance at March 31, 2012	$56,493

Gross goodwill	$230,737
Accumulated impairment charges	(174,244)

Balance at March 31, 2012	$56,493

Intangible assets consisted of the following:

	December 31, 2011			March 31, 2012
	Gross Carrying	Accumulated	Intangible	Gross Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, net	Amount	Amortization	Assets, net
Amortizing intangible assets:
Customer contracts	$152,629	$(56,750)	$95,879	$152,629	$(59,666)	$92,963
Other	25,975	(12,257)	13,718	25,525	(13,353)	12,172

Total amortizing intangible assets	$178,604	$(69,007)	$109,597	$178,154	$(73,019)	$105,135

Intangible assets not subject to amortization			33,427			33,427

Total other intangible assets			$143,024			$138,562

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

include a number of factors including securing new customers, retention of existing customers, growth in imaging and radiation oncology revenues and the impact of continued cost savings initiatives. However, it is possible that plans and estimates may change.

The Company recognized a goodwill impairment charge of $19,902 in the Radiation Oncology segment in 2010 and a goodwill impairment charge of $154,342 in the Imaging segment in 2011. In 2010, in accordance with ASC 360, “Property, Plant, and Equipment,” certain intangible assets acquired in 2007 and 2009 were determined to be impaired, and the Company recorded a charge of $16,121 in order to record these assets at fair value. In 2011, in accordance with ASC 350 and 360 certain intangible assets acquired in 2002 and 2008 were determined to be impaired, and the Company recorded a charge of $2,703 to record these assets at fair value. No triggering events occurred during the first quarter of 2012 which required additional impairment testing based on financial information as of March 31, 2012. In the first quarter of 2012, the Company concluded that no impairment was present in its intangible assets.

The Company uses the estimated useful life to amortize customer contracts, which is a weighted-average of 15 years. Other intangible assets subject to amortization are estimated to have a weighted-average useful life of eight years. Amortization expense for intangible assets subject to amortization was $3,326 and $4,012 for the quarters ended March 31, 2011 and 2012, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.

Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2012	$15,874
2013	11,605
2014	9,635
2015	8,891
2016	7,893
2017	7,120

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

7. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31,	March, 31
	2011	2012
Accrued systems rental and maintenance costs	$3,162	$2,741
Accrued site rental fees	1,206	1,266
Accrued property and sales taxes payable	13,255	13,004
Accrued self-insurance expense	4,350	4,429
Other accrued expenses	9,668	8,965
Accrued contingent payments	1,797	1,913

Total	$33,438	$32,318

8. Long-Term Debt and Senior Subordinated Credit Facility

Long-term debt consisted of the following:

	December 31,	March 31,
	2011	2012
Term loan facility	$423,950	$420,950
Discount on term loan facility of 7.69%	(6,539)	(6,199)
Senior notes	190,000	190,000
Discount on senior notes of 8.25%	(1,891)	(1,812)
Equipment debt	37,963	39,147

Long-term debt, including current portion	643,483	642,086
Less current portion	24,923	25,358

Long-term debt	$618,560	$616,728

9. Derivatives

The Company accounts for derivative instruments and hedging activities in accordance with the provisions of ASC 815, “Derivatives and Hedging.” Management generally designates derivatives in a hedge relationship with the identified exposure on the date the Company enters into a derivative contract, as disclosed below. The Company has only executed derivative instruments that are economic hedges of exposures that can qualify in hedge relationships under ASC 815. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally assesses effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, then measures and records ineffectiveness. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) because it is probable that the forecasted transaction will not occur, or (iv) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company’s derivatives are recorded on the balance sheet at their fair value. For additional information please see Note 5 of the Notes to the Condensed Consolidated Financial Statements. For derivatives accounted for as cash flow hedges, any effective unrealized gains or losses on fair value are included in comprehensive income (loss), net of tax, and any ineffective gains or losses are recognized in income immediately. Amounts recorded in comprehensive loss are reclassified to earnings when the hedged item impacts earnings.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

Cash Flow Hedges

Interest Rate Cash Flow Hedges

The Company has entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the quarters ended March 31, 2011 and 2012, the Company had interest rate swap and cap agreements to hedge approximately $150,000 and $155,947 of its variable rate bank debt, respectively, or 23.0% and 24.3% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $502 from accumulated other comprehensive loss to interest expense and other, net.

In the first quarter of 2010, the Company entered into one interest rate swap agreement (the “2010 Swap”) and three interest rate cap agreements, in accordance with Company policy, to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The 2010 Swap, which matured in January 2011, had a notional amount of $92,719. The interest rate cap agreements, which mature in February 2014, have a total notional amount of $150,000 and were designated as cash flow hedges of future cash interest payments associated with a portion of the Company’s variable rate bank debt. Under these arrangements, the Company has purchased a cap on LIBOR at 4.50%. The Company paid $1,537 to enter into the caps, which is being amortized through interest expense and other, net over the life of the agreements.

In the second quarter of 2011, the Company acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of USR. One of the USR Swaps, which matures in October 2015, had a notional amount of $3,748 as of March 31, 2012. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap, which matures in April 2014, had a notional amount of $2,199 as of March 31, 2012. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 4.15%. The net effect of the hedge is to record interest expense at a fixed rate of 6.15%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%. As a result of the acquisition of USR, the USR Swaps were de-designated, hedge accounting was terminated and all further changes in the fair market value of these swaps are being recorded in interest expense and other, net.

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

During the second quarter of 2011, the Company entered into a diesel fuel swap agreement which has a notional quantity of 450,000 gallons, or 37,500 gallons per month, to hedge future cash payments associated with the Company purchasing diesel fuel for its mobile fleet. Under the terms of this agreement, which matured in April 2012, the Company received the DOE published monthly average price per gallon and paid a fixed rate of $4.31 per gallon. The Company designated this swap as a cash flow hedge of future cash flows associated with its diesel fuel payments.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

Quantitative information about the Company’s derivatives’ impact on performance and operations is provided below:

	Asset Derivatives
	as of March 31, 2012
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$7

	Liability Derivatives
	as of March 31, 2012
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$176
Diesel fuel swaps	Other liabilities	$7

The Effect of Designated Derivative Instruments on the Statement of Operations

For the Three Months Ended March 31, 2011

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(97)	Interest expense and other, net	$(219)	Interest expense and other, net	$—
Diesel fuel swap	15	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	39	Other (income) and expense, net	(1)

Total	$(82)		$(180)		$(1)

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations

For the Three Months Ended March 31, 2011

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(57)

The Effect of Designated Derivative Instruments on the Statement of Operations

For the Three Months Ended March 31, 2012

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$37	Interest expense and other, net	$31	Interest expense and other, net	$—
Diesel fuel swap	23	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	(38)	Other (income) and expense, net	—

Total	$60		$(7)		$—

The Effect of Non-Designated Derivative Instruments on the Statement of Operations

For the Three Months Ended March 31, 2012

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(17)

10. Income Taxes

For the quarters ended March 31, 2011 and 2012, the Company recorded an income tax benefit of $1,343 and $2,642, or 35.9% and 35.4%, respectively, as a result of the Company’s effective tax rates applied to pretax loss. The income tax benefit for the quarters ended March 31, 2011 and 2012 was based on estimated annual effective tax rates applied to pretax loss, adjusted for discrete items. The effective tax rates for the quarters ended March 31, 2011 and 2012 differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits, and other permanent differences.

As of March 31, 2012, the Company has provided a liability for $673 of unrecognized tax benefits related to various federal and state income tax matters. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $294.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2012, the Company had approximately $61 in accrued interest and penalties related to unrecognized tax benefits.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

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

11. Earnings (Loss) Per Common Share

Basic net income (loss) per share is computed utilizing the two-class method and is calculated based on the weighted-average number of common shares outstanding during the periods presented, excluding nonvested restricted stock units which do not contain nonforfeitable rights to dividend and dividend equivalents.

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

The following table sets forth the computation of basic and diluted loss per share (amounts in thousands, except per share amounts):

	Quarter Ended March 31,
	2011	2012
Numerator:
Net loss attributable to Alliance
HealthCare Services, Inc.	$(2,403)	$(4,822)

Denominator:
Weighted-average shares-basic	52,997	53,312
Effect of dilutive securities:
Employee stock options	—	—

Weighted-average shares-diluted	52,997	53,312

Loss per common share attributable to
Alliance HealthCare Services, Inc.:
Basic	$(0.05)	$(0.09)

Diluted	$(0.05)	$(0.09)

Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	4,564	3,634
Average exercise price per share that exceeds average market price of common stock	$6.81	$6.44

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

12. Commitments and Contingencies

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

Historically, payments made related to these indemnifications have been immaterial. At March 31, 2012, the Company has determined that no liability is necessary related to these guarantees and indemnities.

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

March 31, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

13. Related-Party Transactions

On April 16, 2007, Oaktree and MTS purchased 24,501,505 shares of the Company’s common stock. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. At March 31, 2012, Oaktree and MTS owned in the aggregate approximately 51.1% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.

Revenues from management agreements with unconsolidated equity investees were $2,972 and $1,824 during the quarters ended March 31, 2011 and 2012, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which are included in the management agreement revenue, who reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as costs of revenues and the reimbursement as revenue in its condensed consolidated statements of operations. For the quarters ended March 31, 2011 and 2012, the amounts of the revenues and expenses were $2,291 and $2,327, respectively.

14. Investments in Unconsolidated Investees

The Company has direct ownership in five unconsolidated investees at March 31, 2012. The Company owns between 15% and 50% of these investees, and provides management services under agreements with four of these investees, expiring at various dates through 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

Set forth below is certain financial data for Alliance-HNI, LLC and Subsidiaries, one of the Company’s unconsolidated investees:

	December 31,	March 31,
	2011	2012
Balance Sheet Data:
Current assets	$5,558	$5,238
Noncurrent assets	9,333	9,189
Current liabilites	3,874	4,353
Noncurrent liabilites	1,906	1,462

	Quarter Ended March 31,
	2011	2012
Combined Operating Results:
Revenues	$4,482	$4,335
Expenses	2,864	2,539
Net income	1,618	1,796
Earnings from unconsolidated investee	799	898

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

Set forth below is certain financial data for the aggregate of the Company’s unconsolidated investees, including Alliance-HNI, LLC and Subsidiaries:

	December 31,	March 31,
	2011	2012
Balance Sheet Data:
Current assets	$9,206	$8,552
Noncurrent assets	17,575	13,181
Current liabilites	6,943	7,628
Noncurrent liabilites	4,078	3,134

	Quarter Ended March 31,
	2011	2012
Combined Operating Results:
Revenues	$5,773	$6,970
Expenses	3,741	4,517
Net income	2,032	2,453
Earnings from unconsolidated investee	989	1,078

15. Stockholders’ Equity (Deficit)

The following table summarizes consolidated stockholders’ equity (deficit), including noncontrolling interest.

								Stockholders’ Equity (Deficit)
					Additional	Accumulated		Attributable to		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Alliance HealthCare	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Services, Inc.	Interest	Equity (Deficit)
Balance at January 1, 2012	53,319,323	$527	(580,983)	$(2,729)	$20,269	$(950)	$(171,288)	$(154,171)	$49,260	$(104,911)
Forfeit of restricted stock	(86,700)	(1)	—	—	—	—	—	(1)	—	(1)
Purchase of treasury stock	—	—	(8,450)	(10)	—	—	—	(10)	—	(10)
Share-based payment	—	—	—	—	882	—	—	882	—	882
Unrealized gain on hedging transaction, net of tax	—	—	—	—	—	55	—	55	—	55
Net contributions / (distributions)	—	—	—	—	—	—	—	—	(1,058)	(1,058)
Net (loss) income	—	—	—	—	—	—	(4,822)	(4,822)	2,250	(2,572)

Balance at March 31, 2012	53,232,623	$526	(589,433)	$(2,739)	$21,151	$(895)	$(176,110)	$(158,067)	$50,452	$(107,615)

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

The Imaging segment is comprised of diagnostic imaging services including MRI, PET/CT and other imaging services. The Radiation Oncology segment is comprised of radiation oncology services. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on Revenue, Segment Income and Net Income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of the Notes to the Condensed Consolidated Financial Statements on Form 10-K for the year ended December 31, 2011. Additionally, the Company does not consider its wholesale revenue and retail revenue sources to constitute separate operating segments as discrete financial information does not exist and is not provided to the CODM.

The following table summarizes the Company’s revenue by segment:

	Quarter Ended March 31,
	2011	2012
Revenue
Imaging	$105,409	$100,835
Radiation Oncology	13,019	19,918
Corporate / Other	—	—

Total	$118,428	$120,753

Following are the components of revenue:

	Quarter Ended March 31,
	2011	2012
MRI revenue	$52,462	$50,077
PET/CT revenue	43,462	41,013
Radiation Oncology revenue	13,019	19,918
Other modalities and other revenue	9,485	9,745

Total	$118,428	$120,753

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

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

	Quarter Ended March 31,
	2011	2012
Segment income
Imaging	$38,620	$38,505
Radiation Oncology	3,879	7,706
Corporate / Other	(5,944)	(8,453)

Total	$36,555	$37,758

The reconciliation of Net loss to total segment income is shown below:

	Quarter Ended March 31,
	2011	2012
Net loss attributable to Alliance HealthCare Services, Inc.	$(2,403)	$(4,822)
Income tax benefit	(1,343)	(2,642)
Interest expense and other, net	11,735	13,688
Amortization expense	3,326	4,012
Depreciation expense	22,052	21,445
Share-based payment (included in selling, general and administrative expenses)	1,389	876
Noncontrolling interest in subsidiaries	853	2,250
Severance and related costs	464	—
Restructuring charges (see Note 2)	—	2,122
Transaction costs	372	359
Other non-cash charges (included in other income and expenses, net)	110	470

Total segment income	$36,555	$37,758

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

Net income for the Imaging and Radiation Oncology segments does not include charges for interest expense and other, net; transaction costs; income tax benefit or certain selling, general and administrative expenses. These costs are charged against the Corporate / Other segment. The following table summarizes the Company’s net income (loss) by segment:

	Quarter Ended March 31,
	2011	2012
Net income (loss)
Imaging	$14,826	$15,908
Radiation Oncology	1,572	1,511
Corporate / Other	(18,801)	(22,241)

Total	$(2,403)	$(4,822)

The following table summarizes the Company’s identifiable assets by segment:

	As of December 31,	As of March 31,
	2011	2012
Identifiable assets
Imaging	$378,289	$351,198
Radiation Oncology	188,092	188,948
Corporate / Other	96,713	110,778

Total	$663,094	$650,924

The following table summarizes the Company’s goodwill by segment:

	Imaging	Radiation Oncology	Corporate / Other	Total
Balance at January 1, 2011	$192,628	$498	$—	$193,126
Goodwill acquired during the period	2,229	14,311	—	16,540
Impairment charges	(154,342)	—	—	(154,342)
Adjustments to goodwill during the period	1,169	—	—	1,169

Balance at December 31, 2011	$41,684	$14,809	$—	$56,493
Goodwill acquired during the period	—	—	—	—
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	—	—	—	—

Balance at March 31, 2012	$41,684	$14,809	$—	$56,493

Gross goodwill	$196,026	$34,711	$—	$230,737
Accumulated impairment charges	(154,342)	(19,902)	—	(174,244)

Balance at March 31, 2012	$41,684	$14,809	$—	$56,493

Capital expenditures in the Imaging segment and the Radiation Oncology segment were $9,502 and $411, respectively, for the quarter ended March 31, 2011, and $1,911 and $1,834, respectively, for the quarter ended March 31, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading national provider of advanced outpatient diagnostic imaging and radiation therapy services, based upon annual revenue and number of systems deployed. Our principal sources of revenue are derived from providing magnetic resonance imaging (“MRI”), positron emission tomography/computed tomography (“PET/CT”) through our Imaging Division and radiation oncology services through our Radiation Oncology Division. Unless the context otherwise requires, the words “we,” “us,” “our,” “Company” or “Alliance” as used in this Quarterly Report on Form 10-Q refer to Alliance HealthCare Services, Inc. and our direct and indirect subsidiaries. We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. We also provide services through fixed-site imaging centers, primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which include only the use of our imaging systems under a short-term contract. We have leveraged our leadership in MRI and PET/CT to expand into radiation oncology, including stereotactic radiosurgery. We operate our radiation oncology business through our wholly owned subsidiary, Alliance Oncology, LLC, which we sometimes refer to as our Radiation Oncology Division. This division includes a wide range of services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, actual radiation oncology delivery, therapy management and follow-up care. Our services include the use of our linear accelerators or stereotactic radiosurgery systems, therapists to operate those systems, administrative staff, equipment maintenance and upgrades, and management of day-to-day operations.

MRI, PET/CT and radiation oncology services generated 42%, 34% and 17% of our revenue, respectively, for the quarter ended March 31, 2012 and 44%, 37% and 11% of our revenue, respectively, for the quarter ended March 31, 2011. Our remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (“CT”) and management contract revenue. We had 529 diagnostic imaging and radiation oncology systems, including 292 MRI systems and 122 positron emission tomography (“PET”) or PET/CT systems and served over 1,000 clients in 46 states at March 31, 2012. We operated 130 fixed-site imaging centers (one in an unconsolidated joint venture), which constitute systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups’ offices, parked mobile systems, and free-standing fixed-site imaging centers, which include systems installed in a medical office building, ambulatory surgical center, or other retail space at March 31, 2012. Of the 130 fixed-site imaging centers, 102 were MRI fixed-site imaging centers, 20 were PET or PET/CT fixed-site imaging centers, seven were other modality fixed-site imaging centers and one was in an unconsolidated joint venture. We also operated 37 radiation oncology centers and stereotactic radiosurgery facilities (including three radiation oncology centers in unconsolidated joint ventures) at March 31, 2012.

We generated approximately 81% and 79% of our revenues for the quarters ended March 31, 2012 and 2011, respectively, by providing services to hospitals and other healthcare providers; we refer to those revenues as wholesale revenues. We typically generate our wholesale revenues from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients’ receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases its own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Competitive pressures also affect our pricing.

We generated approximately 19% and 21% of our revenues for each of the quarters ended March 31, 2012 and 2011, respectively, by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities; we refer to these revenues as retail revenues. We generate our revenue from these sites from direct billings to patients or their third-party payors, including Medicare, and we record this revenue net of contractual discounts and other arrangements for providing services at discounted prices. We typically receive a higher price per scan under retail billing than we do under wholesale billing.

Fixed-site imaging centers and radiation oncology centers can be structured as either wholesale or retail arrangements. Our contracts for radiation oncology services average approximately 10 to 20 years in length. We include revenues from these centers in either our wholesale or retail revenues.

With respect to our retail business, for services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the

Physician Fee Schedule would have decreased for the past several years if Congress had failed to intervene. In the past, when the application of the statutory formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. For 2011, the Centers for Medicare & Medicaid Services (“CMS”) projected a rate reduction of 6.1% under the statutory formula (assuming that the projected 21.2% rate reduction for 2010 was implemented). The Medicare and Medicaid Extenders Act of 2010, which was signed into law on December 15, 2010, froze the 2010 update through 2011. Because CMS was required to make its other changes to the Medicare Physician Fee Schedule (discussed below) budget neutral, CMS made a downward adjustment to what is known as the “conversion factor,” which translates values to dollar amounts. Whereas the conversion factor for the end of 2010 was $36.8729, it was $33.9764 for 2011. For 2012, CMS projected a rate reduction of 27.4% from 2011 rates if Congress failed to intervene. On December 23, 2011, President Obama signed into law the Temporary Payroll Tax Cut Continuation Act of 2011, which replaced the Medicare physician payment cut that was scheduled to take place on January 1, 2012, with a 0% update for two months, thereby allowing for continuation of current physician payment rates until February 29, 2012. As a result of the 0% update, the conversion factor for 2012 was set to $34.0376. The 0% update for physician payment rates was extended through December 31, 2012, by the Middle Class Tax Relief and Job Creation Act of 2012, which was signed into law on February 22, 2012. President Obama’s budget for fiscal year 2012 includes measures that would freeze the update factor through 2013.

In its March 2012 Report to Congress, the Medicare Payment Advisory Commission (“MedPAC”), which makes recommendations to Congress on Medicare payment issues, again recommended that Congress repeal the current statutory formula to prevent significant future reductions to the Physician Fee Schedule. MedPAC recommended that Congress freeze current payment levels for primary care physicians and reduce annual payments by 5.9% for each of the next three years for all other physicians, followed by a freeze in those payment levels. If Congress fails to continue the existing freeze or otherwise fails to revise the statutory formula for future years to prevent substantial reductions to physician payment levels, the resulting decrease in payment will adversely affect our revenues and results of operations.

Also with respect to our retail business, for services furnished on or after July 1, 2010, CMS began implementing a 50% reduction in reimbursement for multiple images on contiguous body parts, as mandated by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”). Beginning January 1, 2011, CMS applied the same reduction to certain CT and CT angiography (“CTA”), MRI and MR angiography (“MRA”), and ultrasound services furnished to the same patient in the same session, regardless of the imaging modality, and not limited to contiguous body areas. CMS projected that this expanded policy would reduce payment for 20% more services than the prior multiple procedure payment reduction policy, and would primarily reduce payments for radiology services and to freestanding diagnostic imaging centers, such as our retail business. For 2012, CMS extended this policy to the physician reviews of these imaging services by implementing a 25% multiple procedure reduction to the professional payments to the specialties of radiology and interventional radiology. CMS will address whether to apply the multiple images reduction policy to all imaging services and diagnostic tests in future rulemaking. At this time, we do not believe that these multiple procedure payment reductions will have a material effect on our future retail revenues.

Other recent regulatory updates to the Physician Fee Schedule included reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the previous 50% usage rate to a 90% usage rate. This utilization change began in 2010 with a planned four-year phase-in period for MRI and CT scans, but not for radiation therapy and other therapeutic equipment. The PPACA superseded CMS’s assumed usage rate for such equipment and, beginning on January 1, 2011, CMS uses a 75% utilization rate. For 2011, CMS expanded the list of services to which the higher equipment utilization rate assumption applies to include certain diagnostic CTA and MRA procedures using similar CT and MRI scanners that cost more than $1 million. We currently estimate that the usage assumptions for MRI and CT scans under the PPACA will not have a material effect on our future retail revenues.

Also effective January 1, 2011, CMS made further adjustments to the Physician Fee Schedule so that specialties that have a higher proportion of the payment rate attributable to operating expenses, such as equipment and supplies (which include radiation oncology), experienced an increase in aggregate payments. In addition, as a result of adjustments to codes identified to be misvalued, radiation oncology specialties and suppliers providing the technical component of diagnostic tests are among the entities that will experience decreases in aggregate payment. Some of these changes will be transitioned over time; for 2012, CMS estimated that the aggregate effect of the fee schedule changes (which includes the implementation of the 25% multiple procedure payment reduction policy to the professional component of certain imaging services, addressed above) will be a 6% reduction in radiation oncology, 5% reduction in radiology, 1% reduction in nuclear medicine and 3% reduction for all suppliers providing the technical component of diagnostic tests generally. At this time, we do not believe that the regulatory changes will have a material effect on our future retail revenues.

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

The PET and PET/CT Medicare HOPPS rate reductions did not have a material negative effect on our revenue and earnings in 2010, 2011 or the first quarter of 2012. At this time, however, we cannot predict the effect of future rate reductions on our future revenues or business.

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

Over the past few years, the growth rate of MRI industry-wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, additional patient-related cost-sharing programs and an increasing trend of third-party payors intensifying their utilization management efforts, for example through benefit managers who require preauthorizations, to control the growth rate of imaging services generally. We expect that these trends will continue. Another recent initiative to potentially reduce utilization of certain imaging services, authorized under the Medicare Improvements for Patients and Providers Act of 2008, is the Medicare Imaging Demonstration, which is a two-year demonstration project designed to collect data regarding physician use of advanced diagnostic imaging services. This information would be used to determine the appropriateness of services by developing medical specialty guidelines for advanced imaging procedures within three designated modalities (MRI, CT and nuclear medicine). On February 2, 2011, CMS announced that it selected five participants for the demonstration project, and some of these participants have begun or completed the data collection portion of the demonstration.

We cannot predict the full extent of the PPACA on our business. The reform law substantially changed the way health care is financed by both governmental and private insurers. Although certain provisions may negatively affect payment rates for certain imaging services, the PPACA also extended coverage to approximately 32 million previously uninsured people, which may result in an increase in the demand for our services. A number of state governors have strenuously opposed the mandatory purchase of insurance, known as the individual mandate, and initiated lawsuits challenging its constitutionality and certain other provisions of the PPACA. Many of these challenges are still pending final adjudication in several jurisdictions, including the U.S. Supreme Court. Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. At this time, it remains unclear whether there will be any changes made to the PPACA, whether to certain provisions or its entirety.

Moreover, other legislative changes have been proposed and adopted since the PPACA was enacted. Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011 (“BCA”), which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. The full effect of the PPACA and the BCA on our business is uncertain, and it is not clear whether other legislative changes will be adopted or how those changes would affect the demand for our services.

Payments to us by third-party payors depend substantially upon each payor’s coverage and reimbursement policies. Third-party payors may impose limits on coverage or reimbursement for diagnostic imaging services, including denying reimbursement for tests that do not follow recommended diagnostic procedures. Coverage policies also may be expanded to reflect emerging technologies. Because unfavorable coverage and reimbursement policies have and may continue to constrict the profit margins of the hospitals and clinics we bill directly, we have and may continue to need to lower our fees to retain existing clients and attract new ones. If coverage is limited or reimbursement rates are inadequate, a healthcare provider might find it financially unattractive to own diagnostic imaging or radiation oncology systems, yet beneficial to purchase our services. It is possible that third-party coverage and reimbursement policies will affect the need or prices for our services in the future, which could significantly affect our financial performance and our ability to conduct our business. Our MRI and PET/CT revenues decreased in the first quarter of 2012 compared to 2011. We believe our MRI and PET/CT scan volumes were negatively affected during 2011 and 2012 by high unemployment rates, the number of under-insured or uninsured patients, the reported decline in physician office visits, hospitals adding imaging services as they select to add to their core competencies and other conditions arising from global economic conditions. We believe that these factors will continue to affect our MRI and PET/CT revenues in 2012 and in future years.

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

Results of Operations

The table below shows the components in our consolidated statements of operations as a percentage of revenues:

	Quarter Ended March 31,
	2011	2012
Revenues	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	56.9	54.8
Selling, general and administrative expenses	14.4	17.3
Transaction costs	0.3	0.2
Severance and related costs	0.4	0.4
Depreciation expense	18.6	17.8
Amortization expense	2.8	3.3
Interest expense and other, net	9.9	11.3
Other (income) and expense, net	(0.1)	0.1

Total costs and expenses	103.2	105.2

Loss before income taxes, earnings from unconsolidated investees and noncontrolling interest	(3.2)	(5.2)
Income tax benefit	(1.1)	(2.2)
Earnings from unconsolidated investees	(0.8)	(0.9)

Net loss	(1.3)	(2.1)
Less: Net income attributable to noncontrolling interest	(0.7)	(1.9)

Net loss attributable to Alliance HealthCare Services, Inc.	(2.0)%	(4.0)%

As noted previously, we have seen a continued decrease in our scan-based MRI revenues, and we believe that scan-based MRI revenues from our shared-service operations will continue to decline in future years. The table below provides MRI statistical information:

	Quarter Ended March 31,
	2011	2012
MRI statistics
Average number of total systems	289.3	273.9
Average number of scan-based systems	244.4	228.8
Scans per system per day (scan-based systems)	8.05	8.36
Total number of scan-based MRI scans	125,753	126,392
Price per scan	$374.20	$358.55

The table below provides PET and PET/CT statistical information:

	Quarter Ended March 31,
	2011	2012
PET and PET/CT statistics
Average number of systems	120.3	117.4
Scans per system per day	5.47	5.64
Total number of PET and PET/CT scans	41,653	41,656
Price per scan	$1,033	$970

The table below provides Radiation Oncology statistical information:

	Quarter Ended March 31,
	2011	2012
Radiation oncology statistics
Linac treatments	23,432	22,452
Cyberknife patients	139	591

Following are the components of revenue (in millions):

	Quarter Ended March 31,
	2011	2012
Total MRI revenue	$52.5	$50.1
PET/CT revenue	43.5	41.0
Radiation oncology revenue	13.0	19.9
Other modalities and other revenue	9.4	9.8

Total	$118.4	$120.8

	Quarter Ended March 31,
	2011	2012
Total fixed-site imaging center revenue (in millions):	$30.7	$30.1

Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011

Revenue increased $2.4 million, or 2.0%, to $120.8 million in the first quarter of 2012 compared to $118.4 million in the first quarter of 2011 due to an increase in radiation oncology revenues and other modalities and other revenue, partially offset by a decrease in PET/CT revenues and MRI revenues. Radiation oncology revenue increased $6.9 million, or 53.0%, to $19.9 million in the first quarter of 2012 compared to $13.0 million in the first quarter of 2011, primarily due to revenue related to the acquisition of US Radiosurgery, LLC (“USR”). Other modalities and other revenue increased $0.4 million, or 2.7%, to $9.8 million in the first quarter of 2012 compared to $9.4 million in the first quarter of 2011, primarily due to the acquisition of 24/7 Radiology (“24/7 RAD”).

PET/CT revenue in the first quarter of 2012 decreased $2.5 million, or 5.6%, compared to the first quarter of 2011. The average price per PET and PET/CT scan decreased to $970 per scan in the first quarter of 2012 compared to $1,033 per scan in the first quarter of 2011. The decline in the average price per PET and PET/CT scan is primarily due to reimbursement pressures and greater than expected competitive pricing pressures. The average number of PET and PET/CT systems in service decreased to 117.4 systems in the first quarter of 2012 from 120.3 systems in the first quarter of 2011. Total PET and

PET/CT scan volumes were flat at 41,656 scans in the first quarter of 2012 from 41,653 scans in the first quarter of 2011. Scans per system per day increased 3.1%, to 5.64 scans per system per day in the first quarter of 2012 from 5.47 scans per system per day in the first quarter of 2011.

MRI revenue decreased $2.4 million in the first quarter of 2012, or 4.5% as compared to the first quarter of 2011. Scan-based MRI revenue decreased $1.8 million in the first quarter of 2012, or 3.7%, compared to the first quarter of 2011, to $45.3 million in the first quarter of 2012 from $47.1 million in the first quarter of 2011. The average price per MRI scan decreased to $358.55 per scan in the first quarter of 2012 from $374.20 per scan in the first quarter of 2011. The decline in the average price per MRI scan is primarily due to greater than expected competitive pricing pressure. The average number of scan-based systems in service decreased to 228.8 systems in the first quarter of 2012 from 244.4 systems in the first quarter of 2011. Average scans per system per day increased by 3.9% to 8.36 in the first quarter of 2012 from 8.05 in the first quarter of 2011. Scan-based MRI scan volume increased 0.5% to 126,392 scans in the first quarter of 2012 from 125,753 scans in the first quarter of 2011, primarily related to our sales efforts to renew existing clients and add new MRI customers. Non scan-based MRI revenue decreased $0.6 million in the first quarter of 2012 over the same period in 2011 primarily due to a decrease in the number of hospital construction projects and a decrease in the number of equipment upgrades occurring in the hospital market, both of which impact the demand for our non scan-based MRI business. Included in the revenue totals above is fixed-site imaging center revenues, which decreased $0.6 million, or 2.0%, to $30.1 million in the first quarter of 2012 from $30.7 million in the first quarter of 2011.

We had 292 MRI systems at March 31, 2012, compared to 304 MRI systems at March 31, 2011. We had 122 PET and PET/CT systems at March 31, 2012, compared to 126 PET and PET/CT systems at March 31, 2011. We operated 130 fixed-site imaging centers (including one in an unconsolidated investee) at March 31, 2012, compared to 136 fixed-site imaging centers (including three in unconsolidated investees) at March 31, 2011. We operated 37 radiation oncology centers (including three in unconsolidated investees) at March 31, 2012, compared to 27 radiation oncology centers (including two in unconsolidated investees) at March 31, 2011.

Cost of revenues, excluding depreciation and amortization, decreased $1.3 million, or 1.8%, to $66.1 million in the first quarter of 2012 compared to $67.4 million in the first quarter of 2011. Medical supplies decreased $1.0 million, or 16.1%, primarily as a result of sourcing discounts on the radiopharmaceutical that is used as a component of PET and PET/CT scans. Maintenance and related costs decreased $0.7 million, or 4.7%, due to a decrease in service costs related to a decrease in the number of MRI, PET and PET/CT systems in operation and a reduction in service contract costs incurred on each asset. Renegotiating with service contract providers and medical supply vendors is one of our Project Phoenix initiatives. Equipment rental costs decreased $0.3 million, or 68.3%, primarily due to a lower number of rental systems in use to support current clients as a result of improved system utilization related to our Project Phoenix initiatives. Compensation and related employee expenses decreased $0.2 million, or 0.4%, primarily as a result of a decrease in average employee headcount. Outside medical services increased $1.2 million, or 21.9%, primarily as a result of an increase in professional services related to the acquisition of 24/7 RAD. All other cost of revenues, excluding depreciation and amortization, decreased $0.3 million, or 2.1%. Cost of revenues, as a percentage of revenue, decreased to 54.8% in the first quarter of 2012 from 56.9% in the first quarter of 2011 as a result of the factors described above.

Selling, general and administrative expenses increased $3.7 million, or 22.1%, to $20.8 million in the first quarter of 2012 compared to $17.1 million in the first quarter of 2011. Professional services expenses increased $2.3 million, or 132.1%, due to an increase in legal, consulting and other professional fees related to the significant organizational restructure described in Note 2 of the Notes to Condensed Consolidated Financial Statements. Compensation and related employee expenses increased $1.2 million, or 11.4%, primarily as a result of investments in the infrastructure of the oncology division (including the USR executive team) and professional radiology services. The provision for doubtful accounts increased $0.5 million, or 188.2%, primarily due to the collection of aged accounts receivable during the first quarter of 2011. The provision for doubtful accounts as a percentage of revenue was 0.6% in the first quarter of 2012 compared to 0.2% of revenue in the first quarter of 2011. All other selling, general and administrative expenses decreased $0.3 million, or 5.7%. Selling, general and administrative expenses as a percentage of revenue were 17.3% and 14.4% in the first quarters of 2012 and 2011, respectively.

Transaction costs decreased $0.2 million, or 34.6%, to $0.2 million in the first quarter of 2012 compared to $0.4 million in the first quarter of 2011.

We recorded severance and related costs of $0.5 million in the first quarters of 2012 and 2011.

Depreciation expense decreased $0.7 million, or 2.8%, to $21.4 million in the first quarter of 2012 compared to $22.1 million in the first quarter of 2011.

Amortization expense increased $0.7 million, or 20.6%, to $4.0 million in the first quarter of 2012 compared to $3.3 million in the first quarter of 2011, primarily due to the incremental amortization expense for intangible assets acquired in conjunction with our acquisitions in the second quarter of 2011.

Interest expense and other, net, increased $2.0 million, or 16.6%, to $13.7 million in the first quarter of 2012 compared to $11.7 million in the first quarter of 2011, primarily due to higher average interest rates on our credit facility.

Income tax benefit was $2.6 million in the first quarter of 2012 compared to $1.3 million in the first quarter 2011, resulting in effective tax rates of 35.4% and 35.9% in the first quarters of 2012 and 2011, respectively. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

Earnings from unconsolidated investees increased $0.1 million, or 9.0%, to $1.1 million in the first quarter of 2012 compared to $1.0 million in the first quarter of 2011.

Net income attributable to noncontrolling interest increased $1.4 million, or 163.8%, to $2.3 million in the first quarter of 2012 compared to $0.9 million in the first quarter of 2011, primarily due to an increase in noncontrolling interest related to the acquisition of USR.

Net loss attributable to Alliance HealthCare Services, Inc. was $4.8 million, or $(0.09) per share on a diluted basis, in the first quarter of 2012 compared to $2.4 million, or $(0.05) per share on a diluted basis, in the first quarter of 2011.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $24.4 million of cash flow from operating activities in the first quarter of 2012 compared to $19.5 million in the first quarter of 2011. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging and radiation oncology services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts increased by $0.5 million in the first quarter of 2012 compared to the first quarter of 2011. Our number of days of revenue outstanding for our accounts receivable decreased to 52 days as of March 31, 2012 from 54 days as of March 31, 2011. We believe this number is comparable to other diagnostic imaging and radiation oncology providers. As of March 31, 2012, we had $64.8 million of available borrowings under our revolving line of credit, net of outstanding letters of credit.

We used cash of $1.4 million for investing activities in the quarter ended March 31, 2012 and $11.1 million in the quarter ended March 31, 2011. Investing activities in the quarter ended March 31, 2012 included $1.3 million in cash provided by a decrease in cash in escrow. While we had limited acquisition activity in the first quarter of 2012, we may continue to use cash for acquisitions in the future. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We spend capital:

•	to purchase new systems;

•	to replace less advanced systems with new systems;

•	to upgrade MRI, PET, PET/CT and radiation oncology systems; and

•	to upgrade our corporate infrastructure, primarily in information technology.

Capital expenditures totaled $3.7 million and $9.9 million in the quarters ended March 31, 2012 and 2011, respectively. During the first quarter of 2012, we purchased one PET/CT system. We traded-in or sold a total of 48 systems during the quarter ended March 31, 2012. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2012 and finance substantially all of these purchases with our available cash, cash from operating activities and equipment leases. Based upon the client demand described above, which dictates the amount and type of equipment we purchase, we expect cash capital expenditures to total approximately $55 million to $65 million in 2012.

At March 31, 2012, we had cash and cash equivalents of $60.1 million. This available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we cannot assure you that access to our invested cash and cash equivalents will not be affected by adverse conditions in the financial markets.

At March 31, 2012, we had $0.6 million in our accounts with third party financial institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be adversely affected if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next one to two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt and other contracts. As of March 31, 2012, we are in compliance with all covenants contained in our long-term debt agreements and expect that we will be in compliance with these covenants for the remainder of 2012.

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

(c) the effect of seasonality on our business,

(d) our expectations with respect to the sufficiency of our liquidity over the next one to two years,

(e) our expectations with respect to capital expenditures in 2012, and

(f) the effect of recent accounting pronouncements on our results of operations and cash flows or financial position.

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

•

other factors discussed under Risk Factors in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 2011 and that are otherwise described or updated from time to time in our SEC reports.

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

In the first quarter of 2010, we entered into one interest rate swap agreement (the “2010 Swap”) and three interest rate cap agreements (the “2010 Caps”) to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The 2010 Swap, which matured in January 2011, had a notional amount of $92.7 million. For the quarter ended March 31, 2011, we received net settlement amounts of $0.1 million on this swap agreement. The interest rate cap agreements, which mature in February 2014, have a total notional amount of $150.0 million and were designated as cash flow hedges of future cash interest payments associated with a portion of our variable rate bank debt. Under these arrangements, we have purchased a cap on LIBOR at 4.50%. We paid $1.5 million to enter into the caps, which is being amortized through interest expense over the life of the agreements. For the quarters ended March 31, 2012 and 2011, we paid no net settlement amounts on the 2010 Caps.

In the second quarter of 2011, we acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of USR. One of the USR Swaps, which matures in October 2015, had a notional amount of $3.7 million as of March 31, 2012. Under the terms of this agreement, we receive one-month LIBOR and pay a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap, which matures in April 2014, had a notional amount of $2.2 million as of March 31, 2012. Under the terms of this agreement, we receive one-month LIBOR and pay a fixed rate of 4.15%. The net effect of the hedge is to record interest expense at a fixed rate of 6.15%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%. As a result of the acquisition of USR, the USR Swaps were de-designated, hedge accounting was terminated and all further changes in the fair market value of these swaps are being recorded in interest expense and other, net. Settlement amounts under these swap agreements were not material for the quarter ended March 31, 2012.

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

During the second quarter of 2011, we entered into a diesel fuel swap agreement that has a notional quantity of 450,000 gallons, or 37,500 gallons per month, to hedge future cash payments associated with purchasing diesel fuel for our mobile fleet. Under the terms of this agreement, which matured in April 2012, we received the DOE published monthly average price per gallon and paid a fixed rate of $4.31 per gallon. We designated this swap as a cash flow hedge of future cash flows associated with our diesel fuel payments. We record effective changes in the fair value of the swap through comprehensive income (loss) and reclassify gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel is purchased. Settlement amounts under this swap were not material for the quarter ended March 31, 2012. For the quarter ended March 31, 2012, amounts recognized in other (income) and expense, net were not material.

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third-party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. At March 31, 2012, we had cash and cash equivalents of $60.1 million, of which $0.6 million was held in accounts that are with third-party financial institutions which exceed the FDIC insurance limits. At March 31, 2011, we had cash and cash equivalents of $101.9 million, of which $0.6 million was held in accounts that are with third-party financial institutions which exceed the FDIC insurance limits.

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

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2011, a description of risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Alliance.(3)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Alliance.(11)

3.3	Amended and Restated By-laws of Alliance.(3)

3.4	Certain Amended and Restated Provisions of the By-laws of Alliance.(10)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(3)

4.2	Indenture, including the form of Note, dated as of December 1, 2009, with respect to the 8% Senior Notes due 2016, between Alliance HealthCare Services, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.(15)

10.1*	The 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(14)

10.2*	Form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(1)

10.3*	Alliance Directors’ Deferred Compensation Plan, as amended and restated.(10)

10.4*	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(4)

10.5*	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(4)

10.6	Form of Stockholder’s Agreement.(1)

10.7*	Form of Indemnification Agreement.(2)

10.8*	Amended and Restated Employment Agreement dated as of May 9, 2005 between Alliance and Paul S. Viviano.(5)

10.9*	Amended and Restated Agreement Not to Compete dated as of May 9, 2005 between Alliance and Paul S. Viviano.(5)

10.10*	Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara.(6)

10.11*	Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara.(6)

10.12*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(7)

10.13*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Directors) under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(10)

10.14*	Form of Stock Bonus Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(7)

10.15	Governance and Standstill Agreement, dated as of March 16, 2007, among Alliance Imaging, Inc., OCM Principal Opportunities Fund IV, LP., and MTS Health Investors II, L.P.(8)

10.16*	Form of Executive Severance Agreement.(8)

10.17*	Amendment of Employment Agreement, dated as of April 16, 2007, between Paul S. Viviano and Alliance Imaging, Inc.(9)

10.18*	Amendment of Employment Agreement, dated as of April 16, 2007, between Howard K. Aihara and Alliance Imaging, Inc.(9)

10.19*	New form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(12)

10.20*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated (For Director Awards Only).(13)

10.21*	Amendment to the Alliance Imaging, Inc. Directors’ Deferred Compensation Plan, as amended and restated.(13)

10.22*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Paul S. Viviano and Alliance Imaging, Inc.(13)

Exhibit No.	Description

10.23*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Howard K. Aihara and Alliance Imaging, Inc.(13)

10.24*	Form of Amendment of Executive Severance Agreement.(13)

10.25	Credit Agreement, dated as of December 1, 2009, among Alliance HealthCare Services, Inc., the financial institutions listed on the signature pages thereof and Deutsche Bank Trust Company Americas, as administrative agent for the lenders.(15)

10.26	Amendment No. 1, dated as of September 27, 2011, to Credit Agreement, dated as of December 1, 2009, among Alliance HealthCare Services, Inc., the financial institutions listed on the signature pages thereof and Deutsche Bank Trust Company Americas, as administrative agent for the lenders.(16)

10.27*	Form of Letter Agreement Evidencing Retention Bonus Arrangements with Executive Officers, dated as of January 31, 2012, with schedule of individual bonus amounts.(17)

10.28*	Schedule of 2012 Executive Officer Compensation.(17)

10.29*	Schedule of Non-Employee Director Compensation.(17)

21.1	Subsidiaries of the Registrant.(7)

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(18)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(18)

101	The following materials from Alliance’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (a) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (b) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarters ended March 31, 2012 and 2011; (c) Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2012 and 2011; and (d) Notes to Condensed Consolidated Financial Statements.(19)

(1)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-4, No. 333-60682, as amended.
(2)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1, No. 333-64322, as amended.
(3)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 001-16609).
(4)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-16609).
(5)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-16609).
(6)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-16609).
(7)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-16609).
(8)	Incorporated by reference to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated March 16, 2007 (File No. 001-16609)
(9)	Incorporated by reference to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated April 16, 2007 (File No. 001-16609)
(10)	Incorporated by reference to exhibits filed in response to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 14, 2007 (File No. 001-16609)
(11)	Incorporated by reference to exhibits filed in response to Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated February 17, 2009 (File No. 001-16609)
(12)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16609)
(13)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-16609)

(14)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-16609).
(15)	Incorporated by reference herein to the indicated Exhibit response in Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 4, 2009 (File No. 001-16609)
(16)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-16609).
(17)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-16609)
(18)	Filed herewith.
(19)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE HEALTHCARE SERVICES, INC.

May 10, 2012	By:	/S/ PAUL S. VIVIANO
Paul S. Viviano Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

May 10, 2012	By:	/S/ HOWARD K. AIHARA
Howard K. Aihara Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 10, 2012	By:	/S/ NICHOLAS A. POAN
Nicholas A. Poan Senior Vice President, Corporate Finance and Chief Accounting Officer (Principal Accounting Officer)