Form 10-Q
period 2012-06-30
Alliance HealthCare Services, Inc
filed 2012-08-07
CIK 817135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 2, 2012:

Common Stock, $.01 par value, 53,039,223 shares

ALLIANCE HEALTHCARE SERVICES, INC.

FORM 10-Q

June 30, 2012

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2011	June 30, 2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,190	$61,866
Accounts receivable, net of allowance for doubtful accounts	70,701	67,877
Deferred income taxes	10,086	10,086
Prepaid expenses	6,462	5,522
Other receivables	4,301	5,097

Total current assets	135,740	150,448

Equipment, at cost	954,337	883,484
Less accumulated depreciation	(663,038)	(631,209)

Equipment, net	291,299	252,275

Goodwill	56,493	56,493
Other intangible assets, net	143,024	134,595
Deferred financing costs, net	17,268	15,534
Other assets	19,270	29,175

Total assets	$663,094	$638,520

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$22,417	$15,961
Accrued compensation and related expenses	18,204	18,998
Accrued interest payable	6,582	6,261
Other accrued liabilities	33,438	31,053
Current portion of long-term debt	24,923	25,056

Total current liabilities	105,564	97,329

Long-term debt, net of current portion	430,451	423,535
Senior notes	188,109	188,268
Other liabilities	879	826
Deferred income taxes	43,002	37,690

Total liabilities	768,005	747,648

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Common stock	527	527
Treasury stock	(2,729)	(2,739)
Additional paid-in capital	20,269	20,311
Accumulated comprehensive loss	(950)	(858)
Accumulated deficit	(171,288)	(176,911)

Total stockholders’ deficit attributable to Alliance HealthCare Services, Inc.	(154,171)	(159,670)
Noncontrolling interest	49,260	50,542

Total stockholders’ deficit	(104,911)	(109,128)

Total liabilities and stockholders’ deficit	$663,094	$638,520

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenues	$127,780	$120,664	$246,208	$241,417

Costs and expenses:
Cost of revenues, excluding depreciation and amortization	71,394	63,881	138,760	130,020
Selling, general and administrative expenses	19,889	18,078	36,947	38,913
Transaction costs	1,810	20	2,182	263
Severance and related costs	266	772	730	1,301
Depreciation expense	23,197	20,693	45,249	42,138
Amortization expense	4,609	3,994	7,935	8,006
Interest expense and other, net	12,000	13,679	23,735	27,367
Other (income) and expense, net	193	1,208	130	1,362

Total costs and expenses	133,358	122,325	255,668	249,370

Loss before income taxes, earnings from unconsolidated investees, and noncontrolling interest	(5,578)	(1,661)	(9,460)	(7,953)
Income tax benefit	(2,237)	(2,427)	(3,580)	(5,069)
Earnings from unconsolidated investees	(1,031)	(1,161)	(2,020)	(2,239)

Net (loss) income	(2,310)	1,927	(3,860)	(645)
Less: Net income attributable to noncontrolling interest	(1,730)	(2,728)	(2,583)	(4,978)

Net loss attributable to Alliance HealthCare Services, Inc.	$(4,040)	$(801)	$(6,443)	$(5,623)

Comprehensive loss, net of taxes:
Net loss attributable to Alliance HealthCare Services, Inc.	$(4,040)	$(801)	$(6,443)	$(5,623)
Unrealized (loss) gain on hedging transactions, net of taxes	(248)	37	(201)	92

Comprehensive loss, net of taxes:	$(4,288)	$(764)	$(6,644)	$(5,531)

Loss per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(0.08)	$(0.02)	$(0.12)	$(0.11)

Diluted	$(0.08)	$(0.02)	$(0.12)	$(0.11)

Weighted-average number of shares of common stock and common stock equivalents:
Basic	53,222	53,148	53,114	53,230
Diluted	53,222	53,148	53,114	53,230

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2011	2012
Operating activities:
Net loss	$(3,860)	$(645)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	1,658	1,338
Share-based payment	2,642	42
Depreciation and amortization	53,184	50,139
Amortization of deferred financing costs	1,426	1,934
Accretion of discount on long-term debt	792	842
Adjustment of derivatives to fair value	(1)	(67)
Distributions less than undistributed earnings from investees	(625)	(149)
Deferred income taxes	(3,974)	(5,256)
(Loss) gain on sale of assets	(71)	895
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(6,105)	1,486
Prepaid expenses	3,435	939
Other receivables	(1,906)	(796)
Other assets	(351)	(1,873)
Accounts payable	5,442	(4,672)
Accrued compensation and related expenses	(657)	794
Accrued interest payable	(548)	(321)
Income taxes payable	61	23
Other accrued liabilities	(3,861)	(1,887)

Net cash provided by operating activities	46,681	42,766

Investing activities:
Equipment purchases	(21,079)	(9,927)
Increase in deposits on equipment	(2,312)	(5,531)
Acquisitions, net of cash received	(46,650)	—
Decrease in cash in escrow	300	1,257
Proceeds from sale of assets	271	4,500

Net cash used in investing activities	(69,470)	(9,701)

Financing activities:
Principal payments on equipment debt	(4,574)	(6,337)
Proceeds from equipment debt	—	854
Principal payments on term loan facility	(2,300)	(6,000)
Payments of debt issuance costs	(213)	(200)
Payments of contingent consideration	(1,626)	—
Noncontrolling interest in subsidiaries	(1,543)	(3,696)
Proceeds from shared-based payment arrangements	54	—
Purchase of treasury stock	—	(10)

Net cash used in financing activities	(10,202)	(15,389)

Net (decrease) increase in cash and cash equivalents	(32,991)	17,676
Cash and cash equivalents, beginning of period	97,162	44,190

Cash and cash equivalents, end of period	$64,171	$61,866

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2011	2012
Supplemental disclosure of cash flow information:
Interest paid	$22,019	$25,012
Income taxes (received) paid, net of refunds	(2,357)	523

Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$26	$4,467
Comprehensive (loss) gain from hedging transactions, net of taxes	(201)	92
Capital lease obligation related to the purchase of equipment	—	4,017
Equipment debt assumed in connection with acquisitions	25,973	—
Equipment purchases in accounts payable	1,616	1,784
Noncontrolling interest assumed in connection with acquisitions (Note 2)	42,360	—

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates

Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance HealthCare Services, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2011.

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

Acquisition of US Radiosurgery, LLC

Also in April 2011, the Company purchased all of the outstanding membership interests of US Radiosurgery, LLC (“USR”), a stereotactic radiosurgery provider based in Nashville, Tennessee. At the time of this acquisition, USR operated eight stereotactic radiosurgery centers (including one stereotactic radiosurgery center in an unconsolidated joint venture) in partnership with local hospitals and radiation oncologists in eight states: Colorado, Texas, Illinois, Ohio, Oklahoma, Pennsylvania, Nevada and California. These eight stereotactic radiosurgery centers are structured through partnerships, and USR owns between 40% and 76% of the equity interests of the consolidated partnerships. This acquisition significantly expanded the Company’s nationwide footprint and enabled the Company to provide advanced treatment and technology to cancer patients. Following the acquisition of USR, the Company believes it is the nation’s leading provider of stereotactic radiosurgery services, with 16 dedicated centers at June 30, 2012. The purchase price consisted of $52,399 in cash, exclusive of $10,431 of cash acquired. The Company financed this acquisition using internally generated funds.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2012

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

Pro forma information represents revenue and results of operations of the combined entity as though the acquisition date had been as of the beginning of the respective quarterly reporting periods. There were no non-recurring adjustments made to the pro forma information below. The following table represents the Company’s pro forma information including USR:

Six Months Ended June 30,
2011
Revenue	$252,655
Net loss attributable to Alliance HealthCare Services, Inc.	$(6,459)

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

Restructuring Plan

On August 4, 2011, the Company’s board of directors approved a restructuring plan that included a significant organizational restructure and a cost savings and efficiency initiative. The Company initiated this restructuring plan in the third quarter of 2011. During the six months ended June 30, 2012, the Company recorded $2,996 related to restructuring charges, of which the Company recorded $1,503 in Selling, general and administrative expenses; $1,301 in Severance and related costs; and $192 in Cost of revenues, excluding depreciation and amortization. As of June 30, 2012, substantially all restructuring reserves have been paid, with the exception of $50 in Severance and related costs.

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

As of June 30, 2012, the Company’s ratio of consolidated total debt to Consolidated Adjusted EBITDA was 4.42 to 1.00 and its ratio of Consolidated Adjusted EBITDA to consolidated interest expense was 3.05 to 1.00.

In addition, the amendment to the Credit Agreement increased quarterly amortization payments on the term loan facility from $1,150 to $3,000 and the Company’s annual excess cash flow sweep percentage was increased from 50% to 75%. The amended Credit Agreement also included revisions to the calculation of Consolidated Adjusted EBITDA and revisions to the covenants related to joint ventures, restricted payments and capital expenditures.

The maximum amount of availability under the Company’s revolving credit facility decreased from $120,000 to $70,000, and margins on borrowings under the credit facility increased. The margins under the revolving loans, which are based on the ratio of consolidated total debt to Consolidated Adjusted EBITDA, increased from 3.75% to 4.25% on base rate loans and 4.75% to 5.25% on LIBOR loans. The margins under the term loans were increased to 4.25% on base rate loans and 5.25% on LIBOR loans. In addition, the amended Credit Agreement prohibits the Company from borrowing under the revolving credit facility unless it meets the required ratio of consolidated total debt to Consolidated Adjusted EBITDA on a pro forma basis after giving effect to the new borrowings. During the year ended December 31, 2011, the Company wrote off $739 of deferred financing costs related to the revolving credit facility, which was recorded in transaction costs.

In September 2011, in connection with the execution of the amendment, the Company paid $25,000 to reduce its borrowings under the term loan facility and paid a fee to the consenting lenders of $6,008. As of June 30, 2012, there was $417,950 outstanding under the term loan facility and no borrowings under revolving credit facility.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

Stock Option Plans and Awards

In November 1999, the Company adopted an employee stock option plan (the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 6,325,000 shares of the Company’s common stock became available for grant. On May 30, 2007, the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 8,025,000 shares. On May 27, 2009, the Company adopted an amendment to the 1999 Equity Plan which increased the number of shares available to be awarded to 11,025,000 shares. As of June 30, 2012, a total of 1,245,903 shares were available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant, except as noted below. All options have 10-year terms. Options granted after January 1, 2008 are time options, typically vesting 25% each year, over four years. For options granted prior to January 1, 2008, initial stock option grants were comprised 50% of “time options” and 50% of “performance options.” The time options have a five-year vesting schedule, vesting 20% per year. The performance options cliff vest after eight years; however, in the event certain operating performance targets are met, up to 20% of the performance options may vest each year, accelerating the vesting period up to five years. During the year ended December 31, 2011, there were 149,000 options in which vesting was accelerated due to employment agreements. During the six months ended June 30, 2012, there were no options in which vesting was accelerated. Prior to January 1, 2008, subsequent stock options granted under the 1999 Equity Plan to employees were always time options which vest 5% in the first year, 20% in the second year and 25% in years three through five.

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

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Six Months Ended June 30,
	2011	2012
Risk free interest rate	2.19%	0.97%
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	49.8%	62.3%
Average expected life (in years)	5.50	6.02

Through March 31, 2012, the expected stock price volatility rates are based on the historical volatility of the Company’s common stock and peer implied volatility; and the average expected life, representing the weighted-average period of time that options or awards granted are expected to be outstanding, is calculated using the simplified method described in ASC 718, as the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected terms and experienced a change in the types of employees that receive share grants. Beginning with the second quarter of 2012, the Company changed its calculation methodology for its stock price volatility and average expected life, which are now based on its own historical data. The risk free interest rates have been, and continue to be, based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,652,025	$6.43
Granted	2,362,500	1.10
Exercised	0	—
Canceled	(509,500)	2.97

Outstanding at June 30, 2012	5,505,025	$4.47	5.82	$14

Vested and expected to vest in the future at June 30, 2012	4,802,319	$4.90	5.28	$6
Exercisable at June 30, 2012	3,134,059	$6.49	3.13	$—

The weighted average grant date fair value of options granted during the six months ended June 30, 2011 and 2012 was $2.01 per share and $0.63 per share, respectively. There were no options exercised during the six months ended June 30, 2012. The total intrinsic value of options exercised during the three and six month periods ending June 30, 2011 was less than $1. The total cash received from employees as a result of stock option exercises was $15 for the quarter ended June 30, 2011.

The following table summarizes the Company’s unvested stock option activity:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2011	805,391	$3.66
Granted	2,362,500	0.63
Vested	(331,425)	4.15
Canceled	(465,500)	1.44

Unvested at June 30, 2012	2,370,966	$1.00

At June 30, 2012, the total unrecognized fair value share-based payment related to unvested stock options granted to both employees and non-employees was $1,365, which is expected to be recognized over a remaining weighted-average period of 2.13 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations. The total fair value of shares vested during the six months ended June 30, 2011 and 2012 was $2,221, and $1,376, respectively.

Restricted Stock Awards

The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2009, the Company granted 315,000 restricted stock awards (“awards”) to certain employees and 25,000 awards to non-employees of the Company. Of the awards granted in 2009, 240,000 cliff vest after three years provided that the employee or non-employee remains continuously employed through the issuance date and 75,000 cliff vest after five years provided that the employee remains continuously employed through the issuance date. During 2010, the Company granted 913,000 awards to certain employees of the Company. These awards cliff vest after three years provided that the employee remains continuously employed and the non-employee continues service through the issuance date. During 2011, the Company granted 289,432 awards to certain employees of the Company. Of the awards granted in 2011, 24,432 cliff vest after one year provided that the employee remains continuously employed through the issuance date, 260,000 cliff vest after three years provided that the employee remains continuously employed through the issuance date and 5,000 cliff vest after one year provided that the employee meets certain performance criteria and remains continuously employed through the issuance date. Restricted stock granted during the six months ended June 30, 2012 included 141,600 shares, vesting annually in 33.3% increments over three years. The Company grants restricted stock awards to non-employee directors of the Company who are unaffiliated with Oaktree Capital Management, LLC (“Oaktree”) and MTS Health Investors, LLC (“MTS”) (“unaffiliated directors”). These awards to unaffiliated directors cliff vest after one year

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

based on the unaffiliated directors’ continued service with the Company through that date. During the years ended December 31, 2010 and 2011, the Company granted restricted stock awards of 60,789 and 221,538, respectively, to unaffiliated directors. There have been no grants of restricted stock awards made to independent directors in 2012. For the quarters ended June 30, 2011 and 2012, the Company recorded share-based payment related to restricted stock awards of $768 and $(1,115), respectively. For the six months ended June 30, 2011 and 2012, the Company recorded share-based payment related to restricted stock awards of $1,433 and $(724), respectively. The expense reversal in 2012 was due to the forfeiture of 325,000 unvested shares granted in 2010 to the Company’s now-former Chief Executive Officer. Total historical expense recorded through March 31, 2012 in connection with this grant was $1,376, which all reversed during the quarter ended June 30, 2012. The weighted-average grant-date fair value of restricted stock awards granted during the six months ended June 30, 2012 was $1.00 per share.

The following table summarizes the Company’s unvested restricted stock activity:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2011	1,366,538	$4.66
Granted	141,600	1.00
Vested	(53,300)	7.73
Canceled	(421,700)	5.40

Unvested at June 30, 2012	1,033,138	$3.70

At June 30, 2012, the total unrecognized fair value share-based payment related to restricted stock awards granted to employees was $1,045, which is expected to be recognized over a remaining weighted-average period of 1.31 years. At June 30, 2012, the total unrecognized fair value share-based payment related to the restricted stock awards granted to unaffiliated directors was $60, which is expected to be recognized over a remaining weighted-average period of 0.5 years. The unaffiliated directors will each receive a restricted stock award on December 31, 2012 and each December 31 thereafter (the “Grant Date”) of the number of shares of common stock having a value equal to $40, rounded down to the nearest whole share, and calculated using the average share price of the Company’s stock over the 15-day period preceding the Grant Date. Such restricted stock awards will fully vest one year after the Grant Date based on the continued service of the non-employee director through the vesting date. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

4. Recent Accounting Pronouncements

Comprehensive Income Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. The amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The Company adopted the provisions of ASU 2011-05 on June 30, 2011. The adoption of ASU 2011-05 did not have a material impact on the Company’s results of operations, cash flows, or financial position.

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

Similarly, on July 27, 2012, the FASB issued ASU 2012-02, which supplements Topic 350 by providing guidance for testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, testing an indefinite-lived intangible asset for impairment allows the option of performing a qualitative assessment before calculating the fair value of

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

the asset. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50%) impaired, fair value of the asset is not required. In addition, ASU 2012-02 does not revise the requirement to test indefinite-lived intangible assets annually for impairment, and does not amend the requirement to test indefinite-lived intangible assets for impairment between annual tests if there is a change in events or circumstances. However, it does revise the examples of events and circumstances to be considered in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company is assessing the impact that the adoption of ASU 2012-12 may have on its financial reporting for future periods.

5. Fair Value of Financial Instruments

The Company used the following methods and assumptions in estimating fair value disclosure for financial instruments:

Cash and cash equivalents The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.

Debt The fair value of the Company’s fixed-rate debt was based on open bid/ask quotations of those notes at December 31, 2011 and June 30, 2012. The carrying amount of variable-rate borrowings at June 30, 2012 approximates fair value estimated based on current market rates and credit spreads for similar debt instruments.

Derivative instruments Fair value was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2011		June 30, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$44,190	$44,190	$61,866	$61,866
Fixed-rate debt	188,109	131,814	188,268	152,238
Variable-rate debt	417,411	417,411	412,094	412,094
Derivative instruments - asset position	31	31	1	1
Derivative instruments - liability position	272	272	155	155

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

None of the Company’s instruments has transferred from one level to another.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2012

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 825 pricing levels as of June 30, 2012:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$61,866	$61,866	$—	$—
Interest rate contracts - asset position	1	—	1	—
Interest rate contracts - liability position	155	—	155	—

The following table summarizes the Company’s fair value measurements of derivative instruments using significant unobservable inputs (Level 3):

Balance as of December 31, 2011	$(78)
Total gains (losses) (realized/unrealized)
Included in earnings	(45)
Included in other comprehensive income	123

Balance as of June 30, 2012	$—

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

The Company’s derivative instruments are primarily pay-fixed, receive-variable interest rate swaps and caps based on LIBOR swap rate. The Company has elected to use the income approach to value these derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for interest rate swap and cap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates at commonly quoted intervals and implied volatilities for options). ASC 820, “Fair Value Measurement,” states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness and the Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments. For additional information please see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

6. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance at January 1, 2011	$193,126
Goodwill acquired during the period	16,540
Impairment charges	(154,342)
Adjustments to goodwill during the period	1,169

Balance at December 31, 2011	56,493
Goodwill acquired during the period	—
Impairment charges	—
Adjustments to goodwill during the period	—

Balance at June 30, 2012	$56,493

Gross goodwill	$230,737
Accumulated impairment charges	(174,244)

Balance at June 30, 2012	$56,493

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

Intangible assets consisted of the following:

	December 31, 2011			June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$152,629	$(56,750)	$95,879	$152,629	$(62,571)	$90,058
Other	25,975	(12,257)	13,718	25,525	(14,415)	11,110

Total amortizing intangible assets	$178,604	$(69,007)	$109,597	$178,154	$(76,986)	$101,168

Intangible assets not subject to amortization			33,427			33,427

Total other intangible assets			$143,024			$134,595

In accordance with ASC 350, “Intangibles—Goodwill and Other,” the Company has elected to perform an annual impairment test for goodwill and indefinite life intangible assets based on the financial information as of September 30, or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company compares the fair value of its reporting units to its carrying amount to determine if there is potential impairment. The fair value of the reporting unit is determined by an income approach and a market capitalization approach. Significant management judgment is required in the forecasts of future operating results that are used in the income approach. The estimates that the Company has used are consistent with the plans and estimates that it uses to manage its business. The Company bases its fair value estimates on forecasted revenue and operating costs which include a number of factors including, but not limited to, securing new customers, retention of existing customers, growth in imaging and radiation oncology revenues and the impact of continued cost savings initiatives. However, it is possible that plans and estimates may change.

In 2011, the Company recognized a goodwill impairment charge of $154,342 in the Imaging segment. In 2011, in accordance with ASC 350 and 360, “Property, Plant, and Equipment,” certain intangible assets acquired in 2002 and 2008 were determined to be impaired, and the Company recorded a charge of $2,703 to record these assets at fair value. No triggering events occurred during the first half of 2012 which required additional impairment testing based on financial information as of June 30, 2012. In the second quarter of 2012, the Company concluded that no impairment was present in its intangible assets.

The Company uses the estimated useful life to amortize customer contracts, which is a weighted-average of 15 years. Other intangible assets subject to amortization are estimated to have a weighted-average useful life of six years. Amortization expense for intangible assets subject to amortization was $4,609 and $3,994 for the quarters ended June 30, 2011 and 2012, respectively, and $7,935 and $8,006 for the six months ended June 30, 2011 and 2012, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.

Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2012	$15,874
2013	11,605
2014	9,635
2015	8,891
2016	7,893
2017	7,120

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

7. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31, 2011	June 30, 2012
Accrued systems rental and maintenance costs	$3,162	$2,934
Accrued site rental fees	1,206	1,254
Accrued property and sales taxes payable	13,255	13,100
Accrued self-insurance expense	4,350	4,778
Other accrued expenses	9,668	8,678
Accrued contingent payments	1,797	309

Total	$33,438	$31,053

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

8. Long-Term Debt and Senior Subordinated Credit Facility

Long-term debt consisted of the following:

	December 31, 2011	June 30, 2012
Term loan facility	$423,950	$417,950
Discount on term loan facility of 7.69%	(6,539)	(5,856)
Senior notes	190,000	190,000
Discount on senior notes of 8.25%	(1,891)	(1,732)
Equipment debt	37,963	36,497

Long-term debt, including current portion	643,483	636,859
Less current portion	24,923	25,056

Long-term debt	$618,560	$611,803

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

Cash Flow Hedges

Interest Rate Cash Flow Hedges

The Company has entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the six months ended June 30, 2011 and 2012, the Company had interest rate swap and cap agreements to hedge approximately $157,523 and $155,421 of its variable rate bank debt, respectively, or 23.4% and 24.4% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $0.7 million from accumulated other comprehensive loss to interest expense and other, net.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

In the second quarter of 2011, the Company acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of USR. One of the USR Swaps, which matures in October 2015, had a notional amount of $3,486 as of June 30, 2012. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap, which matures in April 2014, had a notional amount of $1,935 as of June 30, 2012. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 4.15%. The net effect of the hedge is to record interest expense at a fixed rate of 6.15%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%. As a result of the acquisition of USR, the USR Swaps were de-designated, hedge accounting was terminated and all further changes in the fair market value of these swaps are being recorded in interest expense and other, net.

Diesel Fuel Cash Flow Hedges

The Company is exposed to market fluctuations in diesel fuel prices related to its mobile fleet. During the first quarter of 2010, the Company entered into a diesel fuel swap agreement which had a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with the Company purchasing diesel fuel for its mobile fleet. Under the terms of this agreement, which matured in February 2011, the Company received the U.S. Department of Energy (“DOE”) published monthly average price per gallon and paid a fixed rate of $3.25 per gallon. The Company designated this swap as a cash flow hedge of future cash flows associated with its diesel fuel payments. The Company recorded effective changes in the fair value of the swap through comprehensive income (loss) and reclassified gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel was purchased.

During the second quarter of 2011, the Company entered into a diesel fuel swap agreement which had a notional quantity of 450,000 gallons, or 37,500 gallons per month, to hedge future cash payments associated with the Company purchasing diesel fuel for its mobile fleet. Under the terms of this agreement, which matured in April 2012, the Company received the DOE published monthly average price per gallon and paid a fixed rate of $4.31 per gallon. The Company designated this swap as a cash flow hedge of future cash flows associated with its diesel fuel payments.

Quantitative information about the Company’s derivatives’ impact on performance and operations is provided below:

	Asset Derivatives
	as of June 30, 2012
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$1

	Liability Derivatives
	as of June 30, 2012
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$155

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

The Effect of Designated Derivative Instruments on the Statement of Operations

For the Three Months Ended June 30, 2011

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(258)	Interest expense and other, net	$8	Interest expense and other, net	$—
Diesel fuel swap	(89)	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	(24)	Other (income) expense, net	—

Total	$(347)		$(16)		$—

The Effect of Designated Derivative Instruments on the Statement of Operations

For the Six Months Ended June 30, 2011

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(355)	Interest expense and other, net	$(210)	Interest expense and other, net	$—
Diesel fuel swap	(73)	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	15	Other (income) expense, net	(1)

Total	$(428)		$(195)		$(1)

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations

For the Three Months Ended June 30, 2011

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(27)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations

For the Six Months Ended June 30, 2011

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(83)

The Effect of Designated Derivative Instruments on the Statement of Operations

For the Three Months Ended June 30, 2012

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$117	Interest expense and other, net	$61	Interest expense and other, net	$—
Diesel fuel swap	(7)	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	(7)	Other (income) expense, net	—

Total	$110		$54		$—

The Effect of Designated Derivative Instruments on the Statement of Operations

For the Six Months Ended June 30, 2012

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$154	Interest expense and other, net	$92	Interest expense and other, net	$—
Diesel fuel swap	15	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	(46)	Other (income) expense, net	—

Total	$169		$46		$—

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations

For the Three Months Ended June 30, 2012

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(11)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations

For the Six Months Ended June 30, 2012

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(29)

10. Income Taxes

For the quarter and six months ended June 30, 2011, the Company recorded an income tax benefit of $2,237 and $3,580, or 35.6% and 35.7%, respectively, as a result of the Company’s effective tax rates applied to pretax loss. For the quarter and six months ended June 30, 2012, the Company recorded an income tax benefit of $2,427 and $5,069, or 75.2% and 47.4%, respectively, as a result of the Company’s effective tax rates applied to pretax loss. The Company’s effective tax rates for the three and six months ended June 30, 2012 differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

As of June 30, 2012, the Company has provided a liability for $693 of unrecognized tax benefits related to various federal and state income tax matters. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $300.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2012, the Company had approximately $67 in accrued interest and penalties related to unrecognized tax benefits.

The Company is subject to United States federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2008 through 2011. The Company’s and its subsidiaries’ state income tax returns are open to audit under the applicable statutes of limitations for the years ended December 31, 2007 through 2011. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

11. Loss Per Common Share

Basic net loss per share is computed utilizing the two-class method and is calculated based on the weighted-average number of common shares outstanding during the periods presented, excluding nonvested restricted stock units which do not contain nonforfeitable rights to dividend and dividend equivalents.

Diluted net loss per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options, nonvested restricted stock and nonvested restricted stock units. Potentially dilutive securities are not considered in the calculation of net loss per share as their impact would be anti-dilutive.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table sets forth the computation of basic and diluted loss per share (amounts in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Numerator:
Net loss attributable to Alliance HealthCare Services, Inc.	$(4,040)	$(801)	$(6,443)	$(5,623)

Denominator:
Weighted-average shares-basic	53,222	53,148	53,114	53,230
Effect of dilutive securities:
Employee stock options	—	—	—	—

Weighted-average shares-diluted	53,222	53,148	53,114	53,230

Loss per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(0.08)	$(0.02)	$(0.12)	$(0.11)

Diluted	$(0.08)	$(0.02)	$(0.12)	$(0.11)

Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	4,501	4,288	4,533	3,569
Average exercise price per share that exceeds average market price of common stock	$6.82	$5.51	$6.82	$6.45

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

Historically, payments made related to these indemnifications have been immaterial. At June 30, 2012, the Company has determined that no liability is necessary related to these guarantees and indemnities.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

In June 2010, the Company commenced arbitration proceedings against the former owners of MOS related to the Medicare billing matter, in addition to certain other indemnification issues. In the arbitration, the Company asserted claims of fraud and breach of representations and warranties.

On December 29, 2011, the Company received notice of an award by the arbitration panel, which awarded the Company $2,527 in damages for breach of contract claims, plus prejudgment interest at 9% under New York law from July 29, 2008 (which interest continues to accrue until the award is paid in full); $255 for two other indemnification claims; $1,453 for attorneys’ fees and expenses; and $110 for arbitration expenses. The award also provides that approximately $1,300 of a remaining indemnification cap created in connection with the acquisition is available for future indemnification claims, including with respect to the potential government claim discussed above, and must be satisfied by the former owners of MOS. On January 25, 2012, one of the former owners of MOS paid $665 to the Company, and on February 17, 2012, the same owner released $592 to the Company from amounts held in an indemnification escrow related to the acquisition. On January 25, 2012, the Company filed an action in the United States District Court for the Northern District of Illinois to confirm the award as a judgment against the other former owner of MOS that has refused to satisfy its obligations under the award. On June 18, 2012, the Court confirmed the award and entered judgment in accordance with the award against the other former owner of MOS. No appeal was taken from the Court confirmation of the award, and the other former owner of MOS has consented to the release of $1,776 remaining in the indemnification escrow, and has paid the Company an additional $2,231. Following these payments, an additional $1,197 will be due from the former owners of MOS if the government seeks repayment and penalties.

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

In June 2012, Pacific Coast Cardiology (“PCC”) d/b/a Pacific Coast Imaging, Emanuel Shaoulian, MD, Inc., and Michael M. Radin, MD, Inc. filed a lawsuit in California state court against the Company and other defendants. The complaint asserts a number of claims related to the Company’s decision not to purchase PCC in 2010, and also separately seeks a determination regarding an amount the Company contends is owed to it by PCC pursuant to a previous contractual arrangement. Plaintiffs are seeking monetary and punitive damages. The Company intends to vigorously defend against the claims asserted in this lawsuit. The Company has not recorded an expense related to any potential damages in connection with this matter because any potential loss is not probable or reasonably estimable.

The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

13. Related-Party Transactions

On April 16, 2007, Oaktree and MTS purchased 24,501,505 shares of the Company’s common stock. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. At June 30, 2012, Oaktree and MTS owned in the aggregate approximately 51.3% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.

Revenues from management agreements with unconsolidated equity investees were $2,783 and $1,813 during the quarters ended June 30, 2011 and 2012, respectively. Revenues from management agreements with unconsolidated equity investees were $5,754 and $3,637 during the six months ended June 30, 2011 and 2012, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which are included in the management agreement revenue, who reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as costs of revenues and the reimbursement as revenue in its condensed consolidated statements of operations. For the quarters ended June 30, 2011 and 2012, the amounts of the revenues and expenses were $2,094 and $1,817, respectively. For the six months ended June 30, 2011 and 2012, the amounts of the revenues and expenses were $4,385 and $3,641, respectively.

14. Investments in Unconsolidated Investees

The Company has direct ownership in four unconsolidated investees at June 30, 2012. The Company owns between 15% and 50% of these investees, and provides management services under agreements with three of these investees, expiring at various dates through 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

Set forth below are certain financial data for Alliance-HNI, LLC and Subsidiaries, one of the Company’s unconsolidated investees:

	December 31, 2011	June 30, 2012
Balance Sheet Data:
Current assets	$5,558	$5,656
Noncurrent assets	9,333	9,961
Current liabilities	3,874	4,901
Noncurrent liabilities	1,906	1,234

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Combined Operating Results:
Revenues	$4,584	$4,243	$9,066	$8,578
Expenses	2,876	2,460	5,740	4,999
Net income	1,708	1,783	3,326	3,579
Earnings from unconsolidated investee	856	893	1,655	1,791

Set forth below are certain financial data for the aggregate of the Company’s unconsolidated investees, including Alliance-HNI, LLC and Subsidiaries:

	December 31, 2011	June 30 2012
Balance Sheet Data:
Current assets	$9,206	$8,660
Noncurrent assets	17,575	12,152
Current liabilities	6,943	5,546
Noncurrent liabilities	4,078	2,526

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Combined Operating Results:
Revenues	$7,864	$7,488	$13,637	$14,458
Expenses	6,107	4,475	9,848	8,992
Net income	1,757	3,013	3,789	5,466
Earnings from unconsolidated investees	1,031	1,162	2,020	2,240

15. Stockholders’ Deficit

The following table summarizes consolidated stockholders’ deficit, including noncontrolling interest.

								Stockholders’ Equity (Deficit)
					Additional Paid-In	Accumulated Comprehensive		Attributable to		Total Stockholders’
	Common Stock		Treasury Stock				Accumulated	Alliance HealthCare	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Services, Inc.	Interest	Deficit
Balance at January 1, 2012	53,319,323	$527	(580,983)	$(2,729)	$20,269	$(950)	$(171,288)	$(154,171)	$49,260	$(104,911)
Forfeit of restricted stock	(421,700)	(1)	—	—	—	—	—	(1)	—	(1)
Issuance of restricted stock	141,600	1	—	—	—	—	—	1	—	1
Purchase of treasury stock	—	—	(8,450)	(10)	—	—	—	(10)	—	(10)
Share-based payment	—	—	—	—	42	—	—	42	—	42
Unrealized gain on hedging transaction, net of tax	—	—	—	—	—	92	—	92	—	92
Net contributions / (distributions)	—	—	—	—	—	—	—	—	(3,696)	(3,696)
Net (loss) income	—	—	—	—	—	—	(5,623)	(5,623)	4,978	(645)

Balance at June 30, 2012	53,039,223	$527	(589,433)	$(2,739)	$20,311	$(858)	$(176,911)	$(159,670)	$50,542	$(109,128)

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2012

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

The Imaging segment is comprised of diagnostic imaging services including MRI, PET/CT and other imaging services. The Radiation Oncology segment is comprised of radiation oncology services. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on Revenue, Segment Income and Net Income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of the Notes to the Consolidated Financial Statements on Form 10-K for the year ended December 31, 2011. Additionally, the Company does not consider its wholesale revenue and retail revenue sources to constitute separate operating segments as discrete financial information does not exist and is not provided to the CODM.

The following table summarizes the Company’s revenue by segment:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenue
Imaging	$107,288	$98,163	$212,697	$198,998
Radiation Oncology	20,492	22,501	33,511	42,419
Corporate / Other	—	—	—	—

Total	$127,780	$120,664	$246,208	$241,417

The following are components of revenue:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenue
MRI revenue	$52,496	$49,157	$104,958	$99,234
PET/CT revenue	42,823	39,573	86,285	80,586
Radiation Oncology revenue	20,492	22,501	33,511	42,419
Other modalities and other revenue	11,969	9,433	21,454	19,178

Total	$127,780	$120,664	$246,208	$241,417

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2012

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Segment income
Imaging	$37,841	$37,528	$76,461	$76,033
Radiation Oncology	7,682	9,800	11,561	17,506
Corporate / Other	(6,724)	(7,920)	(12,668)	(16,373)

Total	$38,799	$39,408	$75,354	$77,166

The reconciliation of Net loss to total segment income is shown below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$(4,040)	$(801)	$(6,443)	$(5,623)
Income tax expense (benefit)	(2,237)	(2,427)	(3,580)	(5,069)
Interest expense and other, net	12,000	13,679	23,735	27,367
Amortization expense	4,609	3,994	7,935	8,006
Depreciation expense	23,197	20,693	45,249	42,138
Share-based payment (included in selling, general and administrative expenses)	1,207	(840)	2,596	36
Noncontrolling interest in subsidiaries	1,730	2,728	2,583	4,978
Severance and related costs	266	—	730	—
Restructuring charges (Note 2)	—	873	—	2,995
Transaction costs	1,810	20	2,182	379
Other non-cash charges (included in other income and expense, net)	257	1,489	367	1,959

Total segment income	$38,799	$39,408	$75,354	$77,166

Net income for the Imaging and Radiation Oncology segments does not include charges for interest expense, net of interest income, income taxes or certain selling, general and administrative expenses. These costs are charged against the Corporate / Other segment. The following table summarizes the Company’s net income (loss) by segment:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Net income (loss)
Imaging	$15,833	$15,280	$30,659	$31,188
Radiation Oncology	749	3,771	2,321	5,282
Corporate / Other	(20,622)	(19,852)	(39,423)	(42,093)

Total	$(4,040)	$(801)	$(6,443)	$(5,623)

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table summarizes the Company’s identifiable assets by segment:

	As of December 31,	As of June 30,
	2011	2012
Identifiable assets
Imaging	$378,289	$347,783
Radiation Oncology	188,092	178,315
Corporate / Other	96,713	112,422

Total	$663,094	$638,520

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table summarizes the Company’s goodwill by segment:

	Imaging	Radiation Oncology	Corporate / Other	Total
Balance at January 1, 2011	$192,628	$498	$—	$193,126
Goodwill acquired during the period	2,229	14,311	—	16,540
Impairment charges	(154,342)	—	—	(154,342)
Adjustments to goodwill during the period	1,169	—	—	1,169

Balance at December 31, 2011	$41,684	$14,809	$—	$56,493
Goodwill acquired during the period	—	—	—	—
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	—	—	—	—

Balance at June 30, 2012	$41,684	$14,809	$—	$56,493

Gross goodwill	$196,026	$34,711	$—	$230,737
Accumulated impairment charges	(154,342)	(19,902)	—	(174,244)

Balance at June 30, 2012	$41,684	$14,809	$—	$56,493

Capital expenditures in the Imaging segment and the Radiation Oncology segment were $10,704 and $462, respectively, for the quarter ending June 30, 2011, and $20,206 and $873, respectively, for the six months ending June 30, 2011. Capital expenditures in the Imaging segment and the Radiation Oncology segment were $5,393 and $789, respectively, for the quarter ending June 30, 2012, and $7,304 and $2,623, respectively, for the six months ending June 30, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading national provider of advanced outpatient diagnostic imaging and radiation therapy services, based upon annual revenue and number of imaging systems deployed and radiation oncology centers operated. Our principal sources of revenue are derived from providing magnetic resonance imaging (“MRI”), positron emission tomography/computed tomography (“PET/CT”) through our Imaging Division and radiation oncology services through our Radiation Oncology Division. Unless the context otherwise requires, the words “we,” “us,” “our,” “Company” or “Alliance” as used in this Quarterly Report on Form 10-Q refer to Alliance HealthCare Services, Inc. and our direct and indirect subsidiaries. We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. We also provide services through fixed-site imaging centers, primarily to hospitals or health systems. Our services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which include only the use of our imaging systems under a short-term contract. We have leveraged our leadership in MRI and PET/CT to expand into radiation oncology, including stereotactic radiosurgery. We operate our radiation oncology business through our wholly owned subsidiary, Alliance Oncology, LLC, which we sometimes refer to as our Radiation Oncology Division. This division includes a wide range of services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, actual radiation oncology delivery, therapy management and follow-up care. Our services include the use of our linear accelerators or stereotactic radiosurgery systems, therapists to operate those systems, administrative staff, equipment maintenance and upgrades, and management of day-to-day operations.

MRI, PET/CT and radiation oncology services generated 41%, 33% and 18% of our revenue, respectively, for the six months ended June 30, 2012 and 43%, 35% and 14% of our revenue, respectively, for the six months ended June 30, 2011. Our remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (“CT”) and management contract revenue. We had 501 diagnostic imaging and radiation oncology systems, including 272 MRI systems and 120 positron emission tomography (“PET”) or PET/CT systems and served over 1,000 clients in 45 states at June 30, 2012. We operated 126 fixed-site imaging centers (one in an unconsolidated joint venture), which constitute systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups’ offices, parked mobile systems, and free-standing fixed-site imaging centers, which include systems installed in a medical office building, ambulatory surgical center, or other retail space at June 30, 2012. Of the 126 fixed-site imaging centers, 97 were MRI fixed-site imaging centers, 20 were PET or PET/CT fixed-site imaging centers, seven were other modality fixed-site imaging centers and one was in an unconsolidated joint venture. We also operated 32 radiation oncology centers and stereotactic radiosurgery facilities (including one radiation oncology center as an unconsolidated joint venture) at June 30, 2012.

We generated approximately 80% and 79% of our revenues for the six months ended June 30, 2012 and 2011, respectively, by providing services to hospitals and other healthcare providers; we refer to those revenues as wholesale revenues. We typically generate our wholesale revenues from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients’ receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases its own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Competitive pressures also affect our pricing.

We generated approximately 20% and 21% of our revenues for the six months ended June 30, 2012 and 2011, respectively, by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities; we refer to these revenues as retail revenues. We generate our revenue from these sites from direct billings to patients or their third-party payors, including Medicare, and we record this revenue net of contractual discounts and other arrangements for providing services at discounted prices. We typically receive a higher price per scan under retail billing than we do under wholesale billing.

Fixed-site imaging centers and radiation oncology centers can be structured as either wholesale or retail arrangements. Our contracts for radiation oncology services average approximately 10 to 20 years in length. We include revenues from these centers in either our wholesale or retail revenues.

With respect to our retail business, for services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress had failed to intervene. In the past, when the application of the statutory formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. For 2011, the Centers for Medicare & Medicaid Services (“CMS”) projected a rate reduction of 6.1% under the statutory formula (assuming that the projected 21.2% rate reduction for 2010 was implemented). The Medicare and Medicaid Extenders Act of 2010, which was signed into law on December 15, 2010, froze the 2010 update through 2011. Because CMS was required to make its other changes to the Medicare Physician Fee Schedule (discussed below) budget neutral, CMS made a downward adjustment to what is known as the “conversion factor,” which translates values to dollar amounts. Whereas the conversion factor for the end of 2010 was $36.8729, it was $33.9764 for 2011. For 2012, CMS projected a rate reduction of 27.4% from 2011 rates if Congress failed to intervene. On December 23, 2011, President Obama signed into law the Temporary Payroll Tax Cut Continuation Act of 2011, which replaced the Medicare physician payment cut that was scheduled to take place on January 1, 2012, with a 0% update for two months, thereby allowing for continuation of current physician payment rates until February 29, 2012. As a result of the 0% update, the conversion factor for 2012 was set to $34.0376. The 0% update for physician payment rates was extended through December 31, 2012, by the Middle Class Tax Relief and Job Creation Act of 2012, which was signed into law on February 22, 2012. In CMS’s annual letter to the Medicare Payment Advisory Commission (“MedPAC”) regarding annual updates to the Physician Fee Schedule, CMS reported a preliminary estimate of a 27.0% reduction to physician payment rates for 2013 unless Congress intervenes.

In its March 2012 Report to Congress, MedPAC, which makes recommendations to Congress on Medicare payment issues, again recommended that Congress repeal the current statutory formula to prevent significant future reductions to the Physician Fee Schedule. MedPAC recommended that Congress freeze current payment levels for primary care physicians and reduce annual payments by 5.9% for each of the next three years for all other physicians, followed by a freeze in those payment levels. There also have been a number of legislative initiatives to develop a permanent revision to the statutory formula. If Congress fails to continue the existing freeze or otherwise fails to revise the statutory formula for future years to prevent substantial reductions to physician payment levels, the resulting decrease in payment will adversely affect our revenues and results of operations.

Also with respect to our retail business, for services furnished on or after July 1, 2010, CMS began implementing a 50% reduction in reimbursement for multiple images on contiguous body parts, as mandated by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”). Beginning January 1, 2011, CMS applied the same reduction to certain CT and CT angiography (“CTA”), MRI and MR angiography (“MRA”), and ultrasound services furnished to the same patient in the same session, regardless of the imaging modality, and not limited to contiguous body areas. CMS projected that this expanded policy would reduce payment for 20% more services than the prior multiple procedure payment reduction policy, and would primarily reduce payments for radiology services and to freestanding diagnostic imaging centers, such as our retail business. For 2012, CMS extended this policy to the physician reviews of these imaging services by implementing a 25% multiple procedure reduction to the professional payments to the specialties of radiology and interventional radiology. In addition, CMS’s proposed Physician Fee Schedule for 2013 would expand the 25% multiple-procedure reduction policy to certain other nuclear medicine and cardiovascular diagnostic procedures. At this time, we do not believe that these multiple procedure payment reductions will have a material effect on our future retail revenues.

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

Also effective January 1, 2011, CMS made further adjustments to the Physician Fee Schedule so that specialties that have a higher proportion of the payment rate attributable to operating expenses, such as equipment and supplies (which include radiation oncology), experienced an increase in aggregate payments. In addition, as a result of adjustments to codes identified to be misvalued, radiation oncology specialties and suppliers providing the technical component of diagnostic tests are among the entities that experienced decreases in aggregate payment. Some of these changes are being transitioned over time; for 2012, CMS estimated that the aggregate effect of the fee schedule changes (which includes the implementation of the 25% multiple procedure payment reduction policy to the professional component of certain imaging services, addressed above) will be a 6% reduction in radiation oncology, 5% reduction in radiology, 1% reduction in nuclear medicine and 3% reduction for all suppliers providing the technical component of diagnostic tests generally. In the proposed Physician Fee Schedule for 2013, CMS projects aggregate payment reductions of 15% in radiation oncology, 4% in radiology, 4% in nuclear medicine and 8% for suppliers providing the technical component of diagnostic tests. A portion of the projected payment reduction to radiation oncology stems from proposed revisions to the amount of time allotted to perform intensity-modulated radiation therapy (“IMRT”) and stereotactic body radiation therapy (“SBRT”), which would decrease the overall payment for these procedures. CMS is also undertaking a review of procedure times allotted to other radiation oncology treatments and requested comments regarding the procedure times associated with IMRT, SBRT, and the other radiation oncology procedures. At this time, we do not believe that the regulatory changes, including those proposed to take effect on January 1, 2013, if finalized, will have a material effect on our future retail revenues.

In addition to annual updates to the Medicare Physician Fee Schedule, as indicated above, CMS also publishes regulatory changes to the hospital outpatient prospective payment system (“HOPPS”) on an annual basis. These payments are the amounts received by our hospital clients for hospital outpatient services and summarized in the table below:

	2009 Payment	2010 Payment	2011 Payment	2012 Payment	Proposed 2013 Payment
Nonmyocardial PET and PET/CT scan	$1,037	$1,037	$1,042	$1,038	$1,058

Myocardial PET scan	$1,157	$1,433	$1,107	$1,038	$1,058

Stereotactic radiosurgery treatment delivery systems (depending on the level of service)	$952 - $7,642	$963 - $7,344	$977 - $7,661	$903 - $7,461	$967 - $8,011

The PET and PET/CT Medicare HOPPS rate reductions did not have a material negative effect on our revenue and earnings in 2010, 2011 or the first six months of 2012. At this time, however, we cannot predict the effect of future rate reductions on our future revenues or business.

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

We cannot predict the full extent of the PPACA on our business. The reform law substantially changed the way health care is financed by both governmental and private insurers. Although certain provisions may negatively affect payment rates for certain imaging services, the PPACA also extended coverage to approximately 32 million previously uninsured people, which may result in an increase in the demand for our services. A number of states and other parties challenged the constitutionality of the individual mandate and aspects of Medicaid eligibility expansion under the PPACA. On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate, and invalidated requirements that states forfeit certain federal funding if they do not expand Medicaid coverage as prescribed by the PPACA. Although the Court left the remainder of the PPACA intact, Congress has proposed a number of legislative initiatives, including the possible repeal of the PPACA in its entirety. At this time, it remains unclear whether there will be any changes made to the PPACA, whether to certain provisions or its entirety.

Moreover, other significant legislative changes have been proposed and adopted since the PPACA was enacted. Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011 (“BCA”), which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. The full effect of the PPACA and the BCA on our business is uncertain, and it is not clear whether other legislative changes will be adopted or how those changes would affect the demand for our services.

Payments to us by third-party payors depend substantially upon each payor’s coverage and reimbursement policies. Third-party payors may impose limits on coverage or reimbursement for diagnostic imaging services, including denying reimbursement for tests that do not follow recommended diagnostic procedures. Coverage policies also may be expanded to reflect emerging technologies. Because unfavorable coverage and reimbursement policies have and may continue to constrict the profit margins of the hospitals and clinics we bill directly, we have and may continue to need to lower our fees to retain existing clients and attract new ones. If coverage is limited or reimbursement rates are inadequate, a healthcare provider might find it financially unattractive to own diagnostic imaging or radiation oncology systems, yet beneficial to purchase our services. It is possible that third-party coverage and reimbursement policies will affect the need or prices for our services in the future, which could significantly affect our financial performance and our ability to conduct our business. Our MRI and PET/CT revenues decreased in the second quarter of 2012 compared to 2011. We believe our MRI and PET/CT scan volumes were negatively affected during 2011 and 2012 by high unemployment rates, the number of under-insured or uninsured patients, the reported decline in physician office visits, hospitals adding imaging services as they select to add to their core competencies and other conditions arising from global economic conditions. We believe that these factors will continue to affect our MRI and PET/CT revenues in 2012 and in future years.

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

Results of Operations

The following table shows our consolidated statements of operations as a percentage of revenues for each of the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	55.9	52.9	56.4	53.9
Selling, general and administrative expenses	15.6	15.0	15.0	16.1
Transaction costs	1.4	0.1	0.9	0.1
Severance and related costs	0.2	0.7	0.3	0.5
Depreciation expense	18.2	17.1	18.4	17.5
Amortization expense	3.6	3.3	3.2	3.3
Interest expense and other, net	9.4	11.3	9.6	11.3
Other (income) and expense, net	0.1	1.0	0.1	0.6

Total costs and expenses	104.4	101.4	103.9	103.3

Loss before income taxes, earnings from unconsolidated investees and noncontrolling interest	(4.4)	(1.4)	(3.9)	(3.3)
Income tax benefit	(1.8)	(2.0)	(1.5)	(2.1)
Earnings from unconsolidated investees	(0.8)	(1.0)	(0.8)	(0.9)

Net (loss) income	(1.8)	1.6	(1.6)	(0.3)
Less: Net income attributable to noncontrolling interest, net of tax	(1.4)	(0.9)	(1.0)	(2.0)

Net loss attributable to Alliance HealthCare Services, Inc.	(3.2)%	(0.7)%	(2.6)%	(2.3)%

The table below provides MRI statistical information for the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
MRI statistics
Average number of total systems	287.6	264.3	288.4	269.1
Average number of scan-based systems	243.9	222.7	244.1	225.8
Scans per system per day (scan-based systems)	8.08	8.57	8.07	8.46
Total number of scan-based MRI scans	126,674	124,605	252,427	250,997
Price per scan	$373.56	$359.88	$373.88	$359.21

The table below provides PET and PET/CT statistical information for each of the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
PET and PET/CT statistics
Average number of systems	121.3	114.4	120.8	115.9
Scans per system per day	5.32	5.60	5.39	5.62
Total number of PET and PET/CT scans	41,490	40,428	83,143	82,084
Price per scan	$1,020	$963	$1,027	$967

The table below provides Radiation oncology statistical information for each of the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Radiation oncology statistics
Linac treatments	23,649	22,894	47,081	45,346
Cyberknife patients	533	620	672	1,211

Following are the components of revenue (in millions) for each of the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Total MRI revenue	$52.5	$49.2	$105.0	$99.2
PET/CT revenue	42.8	39.6	86.3	80.6
Radiation oncology revenue	20.5	22.5	33.5	42.4
Other modalities and other revenue	12.0	9.4	21.4	19.2

Total	$127.8	$120.7	$246.2	$241.4

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Total fixed-site imaging center revenue (in millions)	$31.2	$30.2	$61.9	$60.3

Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011

Revenue decreased $7.1 million, or 5.6%, to $120.7 million in the second quarter of 2012 compared to $127.8 million in the second quarter of 2011 mostly due to decreases in PET/CT revenues and MRI revenues of $6.6 million, partially offset by an increase in radiation oncology revenue of $2.0 million. Radiation oncology revenue increased $2.0 million, or 9.8%, to $22.5 million in the second quarter of 2012 compared to $20.5 million in the second quarter of 2011, primarily due to revenue related to an increase in the number of Cyberknife patients we treated. Other modalities and other revenue decreased $2.5 million, or 21.2%, to $9.4 million in the second quarter of 2012 compared to $12.0 million in the second quarter of 2011, primarily due to our increased efforts in identifying and eliminating unprofitable customers. In total, revenue decreased $3.1 million due to the termination of unprofitable customer relationships.

PET/CT revenue in the second quarter of 2012 decreased $3.3 million, or 7.6%, compared to the second quarter of 2011 due to our increased efforts in identifying and eliminating unprofitable customers and a reduction in the average price per PET and PET/CT scan, which decreased to $963 per scan in the second quarter of 2012 compared to $1,020 per scan in the second quarter of 2011. The decline in the average price per PET and PET/CT scan is primarily due to reimbursement pressures and greater than expected competitive pricing pressures. The average number of PET and PET/CT systems in service decreased to 114.4 systems in the second quarter of 2012 from 121.3 systems in the second quarter of 2011. Total PET and PET/CT scan volumes decreased in the second quarter of 2012 from 41,490 scans in the second quarter of 2011 to 40,428 scans in 2012. Scans per system per day increased 5.3%, to 5.6 scans per system per day in the second quarter of 2012 from 5.3 scans per system per day in the second quarter of 2011.

MRI revenue decreased $3.3 million in the second quarter of 2012, or 6.4%, compared to the second quarter of 2011. Scan-based MRI revenue decreased $2.5 million in the second quarter of 2012, or 5.2%, compared to the second quarter of 2011, to $44.8 million in the second quarter of 2012 from $47.3 million in the second quarter of 2011. The decrease in scan-based MRI revenue is primarily due to our increased efforts in identifying and eliminating unprofitable customers and a reduction in the average price per MRI scan, which decreased to $359.88 per scan in the second quarter of 2012 from $373.56 per scan in the second quarter of 2011. The decline in the average price per MRI scan is primarily due to greater than expected competitive pricing pressure. The average number of scan-based systems in service decreased to 222.7 systems in the second quarter of 2012 from 243.9 systems in the second quarter of 2011. Average scans per system per day increased by 6.1% to 8.57 in the second quarter of 2012 from 8.08 in the second quarter of 2011. Scan-based MRI scan volume decreased 1.6% to 124,605 scans in the second quarter of 2012 from 126,674 scans in the second quarter of 2011. We have increased our sales efforts to renew existing clients and add new MRI customers, which has had a positive impact on our scan volumes. Non scan-based MRI revenue decreased $0.9 million in the second quarter of 2012 over the same period in 2011 primarily due to a decrease in the number of hospital construction projects and a decrease in the number of equipment upgrades occurring in the hospital market, both of which impact the demand for our non scan-based MRI business. Included in the revenue totals above are fixed-site imaging center revenues, which decreased $1.0 million, or 3.1%, to $30.2 million in the second quarter of 2012 from $31.2 million in the second quarter of 2011.

We had 272 MRI systems at June 30, 2012, compared to 304 MRI systems at June 30, 2011. We had 120 PET and PET/CT systems at June 30, 2012, compared to 127 PET and PET/CT systems at June 30, 2011. We operated 126 fixed-site imaging centers (including one in an unconsolidated investee) at June 30, 2012, compared to 138 fixed-site imaging centers (including three in unconsolidated investees) at June 30, 2011. We operated 32 radiation oncology centers (including one unconsolidated investee) at June 30, 2012, compared to 36 radiation oncology centers (including three unconsolidated investees) at June 30, 2011.

Cost of revenues, excluding depreciation and amortization, decreased $7.5 million, or 10.5%, to $63.9 million in the second quarter of 2012 compared to $71.4 million in the second quarter of 2011. Compensation and related employee expenses decreased $3.4 million, or 10.6%, primarily as a result of a decrease in average employee headcount. Maintenance and related costs decreased $2.4 million, or 14.7%, due to a decrease in service costs related to a decrease in the number of MRI, PET and PET/CT systems in operation and a reduction in service contract costs incurred on each asset. Renegotiating with service contract providers and medical supply vendors is one of our Project Phoenix initiatives. Medical supplies decreased $1.1 million, or 17.6%, primarily as a result of sourcing discounts on the radiopharmaceutical that is used as a component of PET and PET/CT scans. Fuel expenses decreased $0.3 million, or 16.5%, primarily due to the decline in the average price per gallon of diesel fuel and a decrease in the number of miles driven to transport our mobile systems. All other cost of revenues, excluding depreciation and amortization, decreased $0.3 million, or 2.1%. Cost of revenues, as a percentage of revenue, decreased to 52.9% in the second quarter of 2012 from 55.9% in the second quarter of 2011 as a result of the factors described above.

Selling, general and administrative expenses decreased $1.8 million, or 9.1%, to $18.1 million in the second quarter of 2012 compared to $19.9 million in the second quarter of 2011. The majority of the decrease in selling, general and administrative expenses was due a $2.0 million decrease in non-cash stock-based compensation expense. The expense reversal in 2012 was due to the forfeiture of restricted stock granted in 2010 to our former Chief Executive Officer. Total historical expense recorded through March 31, 2012 in connection with this grant was $1.4 million, all of which reversed during the second quarter of 2012. The provision for doubtful accounts decreased $0.6 million, or 44.0%, primarily due to continued strong collections in 2012. The provision for doubtful accounts as a percentage of revenue was 0.6% in the second quarter of

2012 compared to 1.1% of revenue in the second quarter of 2011. Professional services expenses increased $0.6 million, or 24.9%, due to an increase in professional consulting fees. All other selling, general and administrative expenses increased $0.3 million, or 1.8%. Selling, general and administrative expenses as a percentage of revenue were 15.0% and 15.6% in the second quarters of 2012 and 2011, respectively.

Transaction costs decreased $1.8 million, or 98.9%, to $20 thousand in the second quarter of 2012 compared to $1.8 million in the second quarter of 2011 as there was no acquisition activity in the first half of 2012.

Severance and related costs increased $0.5 million, or 190.7%, to $0.8 million in the second quarter of 2012 compared to $0.3 million in the second quarter of 2011.

Depreciation expense decreased $2.5 million, or 10.8%, to $20.7 million in the second quarter of 2012 compared to $23.2 million in the second quarter of 2011.

Amortization expense decreased $0.6 million, or 13.3%, to $4.0 million in the second quarter of 2012 compared to $4.6 million in the second quarter of 2011, primarily due to non-recurring impairment charges for intangible assets in the third quarter of 2011.

Interest expense and other, net increased $1.7 million, or 14.0%, to $13.7 million in the second quarter of 2012 compared to $12.0 million in the second quarter of 2011, primarily due to a higher average interest rates in 2011 on our credit facility.

Income tax benefit was $2.4 million in the second quarter of 2012 compared to $2.2 million in the second quarter of 2011, resulting in effective tax rates of 75.2% and 35.6%, respectively. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

Earnings from unconsolidated investees increased $0.1 million, or 12.6%, to $1.2 million in the second quarter of 2012 compared to $1.0 million in the second quarter of 2011.

Net income attributable to noncontrolling interest increased $1.0 million, or 57.7%, to $2.7 million in the second quarter of 2012 compared to $1.7 million in the second quarter of 2011, primarily due to the acquisition of U.S. Radiosurgery, LLC (“USR”).

Net loss attributable to Alliance HealthCare Services, Inc. was $0.8 million, or $0.02 per share on a diluted basis, in the second quarter of 2012 compared to net income of $4.0 million, or $(0.08) per share on a diluted basis, in the second quarter of 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenue decreased $4.8 million, or 1.9%, to $241.4 million in the first six months of 2012 compared to $246.2 million in the first six months of 2011 due decreases in PET/CT revenues and MRI revenues of $11.4 million, partially offset by an increase in radiation oncology revenue. Radiation oncology revenue increased $8.9 million, or 26.6%, to $42.4 million in the first six months of 2012 compared to $33.5 million in the first six months of 2011, primarily due to revenue related to the acquisition of USR. Other modalities and other revenue decreased $2.2 million, or 10.6% to $19.2 million in the first six months of 2012 compared to $21.4 million in the first six months of 2011, primarily due to our increased efforts in identifying and eliminating unprofitable customers, partially offset by the acquisition of Radiology 24/7, LLC, (“24/7 RAD”) in April 2011. In total, revenue decreased $5.3 million due to the termination of unprofitable customer relationships.

PET/CT revenue in the first six months of 2012 decreased $5.7 million, or 6.6%, compared to the first six months of 2011 due to our increased efforts in identifying and eliminating unporfitable customers and a reduction in the average price per PET and PET/CT scan, which decreased to $967 per scan in the first six months of 2012 compared to $1,027 per scan in the first six months of 2011. The decline in the average price per PET and PET/CT scan is primarily due to reimbursement and greater than expected competitive pricing pressures. The average number of PET and PET/CT systems in service decreased to 115.9 systems in the first six months of 2012 from 120.8 systems in the first six months of 2011. Total PET and PET/CT scan volumes decreased 1.3% to 82,084 scans in the first six months of 2012 from 83,143 scans in the first six months of 2011, primarily due to a decrease caused by the persistent high rate of unemployment and the related number of uninsured and under-insured patients. Scans per system per day decreased 4.3% to 5.62 scans per system per day in the first six months of 2012 from 5.39 scans per system per day in the first six months of 2011.

MRI revenue decreased $5.7 million in the first six months of 2012, or 5.5%, compared to the first six months of 2011. Scan-based MRI revenue decreased $4.2 million in the first six months of 2012, or 4.5%, compared to the first six months of 2011, to $90.2 million in the first six months of 2012 from $94.4 million in the first six months of 2011. The decrease in scan-based MRI revenue is primarily due to our increased efforts in identifying and eliminating unprofitable customers and a reduction in the average price per MRI scan, which decreased to $359.21 per scan in the first six months of 2012 from $373.88 per scan in the first six months of 2011. The decline in the average price per MRI scan is primarily due to greater than expected competitive pricing pressure. The average number of scan-based systems in service decreased to 225.8 systems in the first six months of 2012 from 244.1 systems in the first six months of 2011. Average scans per system per day increased by 4.8% to 8.46 in the first six months of 2012 from 8.07 in the first six months of 2011. Scan-based MRI scan volume decreased 0.6% to 250,997 scans in the first six months of 2012 from 252,427 scans in the first six months of 2011. We have increased our efforts to renew existing clients and add new MRI customers, which has had a positive impact on our scan volumes. Non scan-based MRI revenue decreased $1.5 million in the first six months of 2012 over the same period in 2011 primarily due to an increase in the number of hospital construction projects and an increase in the number of equipment upgrades occurring in the hospital market, both of which impact the demand for our non scan-based MRI business. Included in the revenue totals above are fixed-site imaging center revenues, which decreased $1.6 million, or 2.6%, to $60.3 million in the first six months of 2012 from $61.9 million in the first six months of 2011.

We had 272 MRI systems at June 30, 2012, compared to 304 MRI systems at June 30, 2011. We had 120 PET and PET/CT systems at June 30, 2012, compared to 127 PET and PET/CT systems at June 30, 2011. We operated 126 fixed-site imaging centers (including one unconsolidated investee) at June 30, 2012, compared to 138 fixed-site imaging centers (including three in unconsolidated investees) at June 30, 2011. We operated 32 radiation oncology centers (including one unconsolidated investee) at June 30, 2012, compared to 36 radiation oncology centers (including three unconsolidated investees) at June 30, 2011.

Cost of revenues, excluding depreciation and amortization, decreased $8.7 million, or 6.3%, to $130.0 million in the first six months of 2012 compared to $138.8 million in the first six months of 2011. Compensation and related employee expenses decreased $3.5 million, or 5.7%, primarily as a result of the decrease in average employee headcount. Maintenance and related costs decreased $3.1 million, or 9.9%, due to a decrease in service costs related to the decrease in the number of MRI, PET/CT and radiation oncology systems in operation, and a reduction in service contract costs incurred on each asset. Renegotiating with service contract providers and medical supply vendors is one of our Project Phoenix initiatives. Medical supplies decreased $2.2 million, or 16.8%, primarily as a result of sourcing discounts on the radiopharmaceutical that is used as a component of PET and PET/CT scans. Fuel expenses decreased $0.2 million, or 7.0%, primarily due to the decline in the average price per gallon of diesel fuel and a decrease in the number of miles driven to transport our mobile systems. Outside medical services increased $1.0 million, or 8.4%, primarily as a result of an increase in professional services related to the acquisition of 24/7 RAD. All other cost of revenues, excluding depreciation and amortization, decreased $0.7 million, or 3.8%, due to the implementation of various cost savings initiatives throughout the Company. Cost of revenues, as a percentage of revenue, decreased to 53.9% in the first six months of 2012 from 56.4% in the first six months of 2011 as a result of the factors described above.

Selling, general and administrative expenses increased $2.0 million, or 5.3% to $38.9 million in the first six months of 2012 compared to $36.9 million in the first six months of 2011. Professional services expenses increased $2.9 million, or 70.8%, due to an increase in professional consulting fees mainly in support of our Project Phoenix efficiency initiatives and legal fees. Compensation and related employee expenses increased $1.2 million, or 5.3%, primarily as a result of investments in our sales force and oncology division. These increases in selling, general and administrative expenses were partially offset by a decrease of $2.6 million in non-cash stock based compensation expense. The expense reversal in 2012 was due to the forfeiture of restricted stock granted in 2010 to our former Chief Executive Officer. The provision for doubtful accounts decreased $0.1 million, or 7.0%, during the first six months of 2012 primarily due to continued strong collections in 2012. The provision for doubtful accounts as a percentage of revenue was 0.6% in the first six months of 2012 compared to 0.7% of revenue in the first six months of 2011. All other selling, general and administrative expenses increased $0.5 million, or 8.9%. Selling, general and administrative expenses as a percentage of revenue were 16.1% and 15.0% in the first six months of 2012 and 2011, respectively.

Transaction costs decreased $1.9 million, or 87.9%, to $0.3 million in the first six months of 2012 compared to $2.2 million in the first six months of 2011 as there was no acquisition activity in the first half of 2012.

Severance and related costs increased $0.6 million, or 78.3%, to $1.3 million in the first six months of 2012 compared to $0.7 million in the first six months of 2011.

Depreciation expense decreased $3.1 million, or 6.9%, to $42.1 million in the first six months of 2012 compared to $45.2 million in the first six months of 2011.

Amortization expense increased $0.1 million, or 0.9%, to $8.0 million in the first six months of 2012 compared to $7.9 million in the first six months of 2011, primarily due to the incremental amortization expense for intangible assets acquired in conjunction with our acquisitions in the second quarter of 2011.

Interest expense and other, net increased $3.6 million, or 15.3%, to $27.4 million in the first six months of 2012 compared to $23.7 million in the first six months of 2011, primarily due to higher average interest rates in 2012 on our credit facility.

Income tax benefit was $5.1 million in the first six months of 2012 compared to $3.6 million in the first six months of 2011, resulting in effective tax rates of 47.4% and 35.7%, respectively. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

Earnings from unconsolidated investees increased $0.2 million, or 10.8%, to $2.2 million in the first six months of 2012 compared to $2.0 million in the first six months of 2011.

Net income attributable to noncontrolling interest increased $2.4 million, or 92.7%, to $5.0 million in the first six months of 2012 compared to $2.6 million in the first six months of 2011, primarily due to an increase in noncontrolling interest related to the acquisition of USR.

Net loss attributable to Alliance HealthCare Services, Inc. was $5.6 million, or $(0.11) per share on a diluted basis, in the first six months of 2012 compared to $6.4 million, or $(0.12) per share on a diluted basis, in the first six months of 2011.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $42.8 million and $46.7 million of cash flow from operating activities in the first six months of 2012 and 2011, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging and radiation oncology services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts decreased by $0.1 million in the first six months of 2012 compared to the first six months of 2011. Our number of days of revenue outstanding for our accounts receivable decreased to 52 days as of June 30, 2012 from 53 days as of June 30, 2011. We believe this number is comparable to other diagnostic imaging and radiation oncology providers. As of June 30, 2012, we had $64.0 million of available borrowings under our revolving line of credit, net of outstanding letters of credit.

We used cash of $9.7 million and $69.5 million for investing activities in the six months ended June 30, 2012 and 2011, respectively. Investing activities in the first six months of 2012 included $4.5 million from proceeds from sales of assets, and $1.2 million in cash provided by a decrease in cash in escrow. While we had no acquisition activity in the first half of 2012, we may continue to use cash for acquisitions in the future. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We spend capital:

•	to purchase new systems;

•	to replace less advanced systems with new systems;

•	to upgrade MRI, PET, PET/CT and radiation oncology systems; and

•	to upgrade our corporate infrastructure, primarily in information technology.

Capital expenditures totaled $9.9 million and $21.1 million in the six months ended June 30, 2012 and 2011, respectively. During the first six months of 2012, we purchased one PET/CT system, three other modality systems, and financed the purchase of one radiation oncology system. We traded-in or sold a total of 74 systems during the six months ended June 30, 2012, including 37 MRI systems, 16 PET/CT or CT systems, three radiation oncology systems, and 18 other modality systems. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2012 and finance substantially all of these purchases with our available cash, cash from operating activities and equipment leases. Based upon the client demand described above, which dictates the amount and type of equipment we purchase, we expect capital expenditures to total approximately $40 million to $50 million in 2012.

At June 30, 2012, we had cash and cash equivalents of $61.9 million. This available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we cannot assure you that access to our invested cash and cash equivalents will not be affected by adverse conditions in the financial markets.

At June 30, 2012, we had $0.6 million in our accounts with third-party financial institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be adversely affected if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next one to two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt and other contracts. As of June 30, 2012, we are in compliance with all covenants contained in our long-term debt agreements and expect that we will be in compliance with these covenants for the remainder of 2012.

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

•

other factors discussed under Risk Factors in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 2011 and that are otherwise described or updated from time to time in our SEC reports.by us.

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

In the first quarter of 2010, we entered into one interest rate swap agreement (the “2010 Swap”) and three interest rate cap agreements (the “2010 Caps”) to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The 2010 Swap, which matured in January 2011, had a notional amount of $92.7 million. The interest rate cap agreements, which mature in February 2014, have a total notional amount of $150.0 million and were designated as cash flow hedges of future cash interest payments associated with a portion of our variable rate bank debt. Under these arrangements, we have purchased a cap on LIBOR at 4.50%. We paid $1.5 million to enter into the caps, which is being amortized through interest expense over the life of the agreements. For the quarters ended June 31, 2012 and 2011, we paid no net settlement amounts on the 2010 Caps.

In the second quarter of 2011, we acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of USR. One of the USR Swaps, which matures in October 2015, had a notional amount of $3.5 million as of June 30, 2012. Under the terms of this agreement, we receive one-month LIBOR and pay a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap, which matures in April 2014, had a notional amount of $1.9 million as of June 30, 2012. Under the terms of this agreement, we receive one-month LIBOR and pay a fixed rate of 4.15%. The net effect of the hedge is to record interest expense at a fixed rate of 6.15%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%. As a result of the acquisition of USR, the USR Swaps were de-designated, hedge accounting was terminated and all further changes in the fair market value of these swaps are being recorded in interest expense and other, net. Settlement amounts under these swap agreements were not material for the six months ended June 30, 2012.

During the first quarter of 2010, we entered into a diesel fuel swap agreement that had a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with purchasing diesel fuel for our mobile fleet. Under the terms of this agreement, which matured in February 2011, we received the DOE published monthly average price per gallon and paid a fixed rate of $3.25 per gallon. We designated this swap as a cash flow hedge of future cash flows associated with our diesel fuel payments. We recorded effective changes in the fair value of the swap through comprehensive income (loss) and reclassified gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel was purchased. Settlement amounts under this swap were not material for the quarter ended June 30, 2011. For the quarter ended June 30, 2011, amounts recognized in other (income) and expense, net were not material.

During the second quarter of 2011, we entered into a diesel fuel swap agreement that has a notional quantity of 450,000 gallons, or 37,500 gallons per month, to hedge future cash payments associated with purchasing diesel fuel for our mobile fleet. Under the terms of this agreement, which matured in April 2012, we received the DOE published monthly average price per gallon and paid a fixed rate of $4.31 per gallon. We designated this swap as a cash flow hedge of future cash flows associated with our diesel fuel payments. We recorded the effective changes in the fair value of the swap through comprehensive income (loss), reclassifying gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel is purchased. Settlement amounts under this swap were not material for the six months ended June 30, 2012. For the six months ended June 30, 2012, amounts recognized in other (income) and expense, net were not material.

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third-party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. At June 30, 2012, we had cash and cash equivalents of $61.9 million, of which $0.6 million was held in accounts that are with third-party financial institutions which exceed the FDIC insurance limits. At June 30, 2011, we had cash and cash equivalents of $64.2 million, of which $58.1 million was held in accounts that are with third-party financial institutions which exceed the FDIC insurance limits.

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

On December 29, 2011, we received notice of an award by the arbitration panel, which awarded us $2.5 million in damages for breach of contract claims, plus prejudgment interest at 9% under New York law from July 29, 2008 (which interest continues to accrue until the award is paid in full); $0.3 million for two other indemnification claims; $1.5 million for attorneys’ fees and expenses; and $0.1 million for arbitration expenses. The award also provides that approximately $1.3 million of a remaining indemnification cap created in connection with the acquisition is available for future indemnification claims, including with respect to the potential government claim discussed above, and must be satisfied by the former owners of MOS. On January 25, 2012, one of the former owners of MOS paid $0.7 million to us, and on February 17, 2012, the same owner released $0.6 million to us from amounts held in an indemnification escrow related to the acquisition. On January 25, 2012, we filed an action in the United States District Court for the Northern District of Illinois to confirm the award as a judgment against the other former owner of MOS that has refused to satisfy its obligations under the award. On June 18, 2012, the Court confirmed the award and entered judgment in accordance with the award against the other former owner of MOS. No appeal was taken from the Court confirmation of the award, and the other former owner of MOS has consented to the release of $1.8 million remaining in the indemnification escrow, and has paid the Company an additional $2.2 million. Following these payments, an additional $1.2 million will be due from the former owners of MOS if the government seeks repayment and penalties.

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

In June 2012, Pacific Coast Cardiology (“PCC”) d/b/a Pacific Coast Imaging, Emanuel Shaoulian, MD, Inc., and Michael M. Radin, MD, Inc. filed a lawsuit in California state court against the Company and other defendants. The complaint asserts a number of claims related to the Company’s decision not to purchase PCC in 2010, and also separately seeks a determination regarding an amount the Company contends is owed to it by PCC pursuant to a previous contractual arrangement. Plaintiffs are seeking monetary and punitive damages. The Company intends to vigorously defend against the claims asserted in this lawsuit. The Company has not recorded an expense related to any potential damages in connection with this matter because any potential loss is not probable or reasonably estimable.

ITEM 1A.	RISK FACTORS

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2011, a description of risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this quarterly report on Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Alliance.(3)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Alliance.(11)

3.3	Amended and Restated By-laws of Alliance.(3)

3.4	Certain Amended and Restated Provisions of the By-laws of Alliance.(10)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(3)

4.2	Indenture, including the form of Note, dated as of December 1, 2009, with respect to the 8% Senior Notes due 2016, between Alliance HealthCare Services, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.(15)

10.1*	The 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(14)

10.2*	Form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(1)

10.3*	Alliance Directors’ Deferred Compensation Plan, as amended and restated.(10)

10.4*	Stock Subscription Agreement dated as of January 2, 2003 between Alliance and Paul S. Viviano.(4)

10.5*	Stock Subscription Agreement dated as of February 3, 2003 between Alliance and Paul S. Viviano.(4)

10.6	Form of Stockholder’s Agreement.(1)

10.7*	Form of Indemnification Agreement.(2)

10.8*	Amended and Restated Employment Agreement dated as of May 9, 2005 between Alliance and Paul S. Viviano.(5)

10.9*	Amended and Restated Agreement Not to Compete dated as of May 9, 2005 between Alliance and Paul S. Viviano.(5)

10.10*	Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara.(6)

10.11*	Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara.(6)

10.12*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(7)

10.13*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Directors) under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(10)

10.14*	Form of Stock Bonus Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(7)

10.15	Governance and Standstill Agreement, dated as of March 16, 2007, among Alliance Imaging, Inc., OCM Principal Opportunities Fund IV, LP., and MTS Health Investors II, L.P.(8)

10.16*	Form of Executive Severance Agreement.(8)

10.17*	Amendment of Employment Agreement, dated as of April 16, 2007, between Paul S. Viviano and Alliance Imaging, Inc.(9)

10.18*	Amendment of Employment Agreement, dated as of April 16, 2007, between Howard K. Aihara and Alliance Imaging, Inc.(9)

10.19*	New form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(12)

Exhibit No.	Description

10.20*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated (For Director Awards Only).(13)

10.21*	Amendment to the Alliance Imaging, Inc. Directors’ Deferred Compensation Plan, as amended and restated.(13)

10.22*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Paul S. Viviano and Alliance Imaging, Inc.(13)

10.23*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Howard K. Aihara and Alliance Imaging, Inc.(13)

10.24*	Form of Amendment of Executive Severance Agreement.(13)

10.25	Credit Agreement, dated as of December 1, 2009, among Alliance HealthCare Services, Inc., the financial institutions listed on the signature pages thereof and Deutsche Bank Trust Company Americas, as administrative agent for the lenders.(15)

10.26	Amendment No. 1, dated as of September 27, 2011, to Credit Agreement, dated as of December 1, 2009, among Alliance HealthCare Services, Inc., the financial institutions listed on the signature pages thereof and Deutsche Bank Trust Company Americas, as administrative agent for the lenders.(16)

10.27*	Form of Letter Agreement Evidencing Retention Bonus Arrangements with Executive Officers, dated as of January 31, 2012, with schedule of individual bonus amounts.(17)

10.28*	Schedule of 2012 Executive Officer Compensation.(17)

10.29*	Schedule of Non-Employee Director Compensation.(17)

10.30*	Offer Letter, dated as of May 31, 2012, between Larry C. Buckelew and Alliance HealthCare Services Inc.(18)

10.31*	Offer Letter, dated as of May 31, 2012, between Michael J. Shea and Alliance HealthCare Services Inc.(18)

21.1	Subsidiaries of the Registrant.(7)

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(18)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(18)

101	The following materials from Alliance’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (a) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (b) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarters ended June 30, 2012 and 2011; (c) Condensed Consolidated Statements of Cash Flows for the quarters ended June 30, 2012 and 2011; and (d) Notes to Condensed Consolidated Financial Statements.(19)

(1)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-4, No. 333-60682, as amended.
(2)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1, No. 333-64322, as amended.
(3)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 001-16609).
(4)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-16609).
(5)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-16609).
(6)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-16609).
(7)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-16609).
(8)	Incorporated by reference to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated March 16, 2007 (File No. 001-16609)
(9)	Incorporated by reference to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated April 16, 2007 (File No. 001-16609)

(10)	Incorporated by reference to exhibits filed in response to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 14, 2007 (File No. 001-16609)
(11)	Incorporated by reference to exhibits filed in response to Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated February 17, 2009 (File No. 001-16609)
(12)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16609)
(13)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-16609)
(14)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-16609).
(15)	Incorporated by reference herein to the indicated Exhibit response in Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 4, 2009 (File No. 001-16609)
(16)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-16609).
(17)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-16609)
(18)	Filed herewith.
(19)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE HEALTHCARE SERVICES, INC.

August 7, 2012	By:	/s/ LARRY C. BUCKELEW
Larry C. Buckelew
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

August 7, 2012	By:	/s/ HOWARD K. AIHARA
Howard K. Aihara
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 7, 2012	By:	/s/ NICHOLAS A. POAN
Nicholas A. Poan
Senior Vice President, Corporate Finance and Chief Accounting Officer (Principal Accounting Officer)