Form 10-Q
period 2012-09-30
Alliance HealthCare Services, Inc
filed 2012-11-07
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: September 30, 2012
Commission File Number: 1-16609
____________________________________
ALLIANCE HEALTHCARE SERVICES, INC.
(Exact name of registrant as specified in its charter)
____________________________________

DELAWARE	33-0239910
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
100 Bayview Circle
Suite 400
Newport Beach, California 92660
(Address of principal executive office)
(949) 242-5300
(Registrant’s telephone number, including area code)
____________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 7, 2012:
Common Stock, $.01 par value, 52,910,151 shares

ALLIANCE HEALTHCARE SERVICES, INC.
FORM 10-Q
September 30, 2012

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2011	September 30, 2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,190	$79,172
Accounts receivable, net of allowance for doubtful accounts	70,701	67,806
Deferred income taxes	10,086	10,086
Prepaid expenses	6,462	4,952
Other receivables	4,301	4,157
Total current assets	135,740	166,173
Equipment, at cost	954,337	870,357
Less accumulated depreciation	(663,038)	(635,095)
Equipment, net	291,299	235,262
Goodwill	56,493	56,493
Other intangible assets, net	143,024	130,606
Deferred financing costs, net	17,268	14,596
Other assets	19,270	31,913
Total assets	$663,094	$635,043
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$22,417	$15,578
Accrued compensation and related expenses	18,204	18,469
Accrued interest payable	6,582	10,054
Other accrued liabilities	33,438	32,605
Current portion of long-term debt	24,923	24,550
Total current liabilities	105,564	101,256
Long-term debt, net of current portion	430,451	418,196
Senior notes	188,109	188,350
Other liabilities	879	776
Deferred income taxes	43,002	38,033
Total liabilities	768,005	746,611
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock	527	524
Treasury stock	(2,729)	(2,773)
Additional paid-in capital	20,269	21,309
Accumulated comprehensive loss	(950)	(798)
Accumulated deficit	(171,288)	(178,154)
Total stockholders’ deficit attributable to Alliance HealthCare Services, Inc.	(154,171)	(159,892)
Noncontrolling interest	49,260	48,324
Total stockholders’ deficit	(104,911)	(111,568)
Total liabilities and stockholders’ deficit	$663,094	$635,043

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
Revenues	$126,791	$116,013	$372,999	$357,430
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	71,819	60,541	210,579	190,561
Selling, general and administrative expenses	19,760	16,329	56,707	55,242
Transaction costs	1,135	249	3,317	512
Severance and related costs	2,779	209	3,509	1,510
Impairment charges	155,703	—	155,703	—
Depreciation expense	22,710	20,568	67,959	62,706
Amortization expense	4,330	3,989	12,265	11,995
Interest expense and other, net	12,436	13,702	36,171	41,069
Other (income) and expense, net	533	(51)	663	1,311
Total costs and expenses	291,205	115,536	546,873	364,906
(Loss) income before income taxes, earnings from unconsolidated investees, and noncontrolling interest	(164,414)	477	(173,874)	(7,476)
Income tax (benefit) expense	(26,561)	409	(30,141)	(4,660)
Earnings from unconsolidated investees	(716)	(1,172)	(2,736)	(3,411)
Net (loss) income	(137,137)	1,240	(140,997)	595
Less: Net income attributable to noncontrolling interest	(133)	(2,483)	(2,716)	(7,461)
Net loss attributable to Alliance HealthCare Services, Inc.	$(137,270)	$(1,243)	$(143,713)	$(6,866)
Comprehensive loss, net of taxes:
Net loss attributable to Alliance HealthCare Services, Inc.	$(137,270)	$(1,243)	$(143,713)	$(6,866)
Unrealized loss on hedging transactions, net of taxes	(103)	(245)	(304)	(153)
Comprehensive loss, net of taxes:	$(137,373)	$(1,488)	$(144,017)	$(7,019)
Loss per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(2.58)	$(0.02)	$(2.70)	$(0.13)
Diluted	$(2.58)	$(0.02)	$(2.70)	$(0.13)
Weighted-average number of shares of common stock and common stock equivalents:
Basic	53,198	53,023	53,143	53,160
Diluted	53,198	53,023	53,143	53,160
See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2011	2012
Operating activities:
Net (loss) income	$(140,997)	$595
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	3,292	2,222
Share-based payment	3,718	199
Impairment charges	155,703	—
Depreciation and amortization	80,224	74,701
Amortization of deferred financing costs	2,984	2,922
Accretion of discount on long-term debt	1,196	1,271
Adjustment of derivatives to fair value	(42)	(48)
Distributions (less) more than undistributed earnings from investees	(1,026)	31
Deferred income taxes	(30,206)	(4,873)
Gain on sale of assets	852	1,312
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(9,600)	673
Prepaid expenses	3,240	1,509
Other receivables	(2,323)	144
Other assets	(436)	(207)
Accounts payable	3,609	(4,116)
Accrued compensation and related expenses	(1,386)	265
Accrued interest payable	3,616	3,472
Income taxes payable	59	10
Other accrued liabilities	(1,433)	28
Net cash provided by operating activities	71,044	80,110
Investing activities:
Equipment purchases	(36,116)	(16,540)
Increase (decrease) in deposits on equipment	1,068	(11,449)
Acquisitions, net of cash received	(47,913)	—
Decrease in cash in escrow	1,063	2,368
Proceeds from sale of assets	392	7,626
Net cash used in investing activities	(81,506)	(17,995)
Financing activities:
Principal payments on equipment debt	(8,079)	(10,329)
Proceeds from equipment debt	1,600	1,654
Principal payments on term loan facility	(28,450)	(9,000)
Payments of debt issuance costs	(6,271)	(250)
Payments of contingent consideration	(1,626)	(1,605)
Noncontrolling interest in subsidiaries	(3,509)	(7,559)
Proceeds from shared-based payment arrangements	54	—
Purchase of treasury stock	(85)	(44)
Net cash used in financing activities	(46,366)	(27,133)
Net (decrease) increase in cash and cash equivalents	(56,828)	34,982
Cash and cash equivalents, beginning of period	97,162	44,190
Cash and cash equivalents, end of period	$40,334	$79,172

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2011	2012
Supplemental disclosure of cash flow information:
Interest paid	$29,228	$32,715
Income taxes (received) paid, net of refunds	(2,335)	701
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$45	$4,794
Capital lease obligations related to the purchase of equipment	2,461	4,017
Capital lease obligations transferred	(706)	—
Comprehensive loss from hedging transactions, net of taxes	(304)	(153)
Equipment debt assumed in connection with acquisitions	25,973	—
Equipment purchases in accounts payable	317	254
Contingent consideration for acquisitions	—	308
Noncontrolling interest assumed (disposed) in connection with acquisitions (Note 2)	39,610	(1,254)
See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012
(Unaudited)
(Dollars in thousands, except per share amounts)
1. Basis of Presentation, Principles of Consolidation, and Use of Estimates
Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance HealthCare Services, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2011.
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
2. Transactions
Acquisition of 24/7 Radiology
In April 2011, Radiology 24/7, LLC, one of the Company’s subsidiaries, purchased some of the assets from 24/7 Radiology (“24/7 RAD”), a professional radiology services company that provides both preliminary and final professional radiology interpretation services for magnetic resonance imaging ("MRI"), computed tomography ("CT"), ultrasound, X-Ray and other imaging modalities in 18 states. This acquisition expanded the Company’s professional services business line, building on the Company’s prior acquisition of Radiology 24/7 in 2010. The purchase price for 24/7 RAD consisted of $5,500 in cash and $1,109 in assumed liabilities. The Company financed this acquisition using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $2,229 and acquired intangible assets of $2,500, of which $1,400 was assigned to trademarks, which are being amortized over six years, $950 was assigned to customer relationships, which are being amortized over seven years, and $150 was assigned to the non-compete agreement, which is being amortized over three years. The Company recorded the intangible assets at fair value at the acquisition date. The Company has reported all of the goodwill from this acquisition in the Imaging segment. All recorded goodwill and intangible assets are deductible for tax purposes and are being amortized over 15 years. During the year ended December 31, 2011, the Company increased goodwill by $500 as a result of an increase in consideration paid. The year ended December 31, 2011 included nine months of operations from this acquisition.
The Company has not included pro forma information as this acquisition did not have a material impact on its consolidated financial position or results of operations.
Acquisition of US Radiosurgery, LLC
Also in April 2011, the Company purchased all of the outstanding membership interests of US Radiosurgery, LLC (“USR”), a stereotactic radiosurgery provider based in Nashville, Tennessee. At the time of this acquisition, USR operated eight stereotactic radiosurgery centers (including one stereotactic radiosurgery center in an unconsolidated joint venture) in partnership with local hospitals and radiation oncologists in eight states: Colorado, Texas, Illinois, Ohio, Oklahoma, Pennsylvania, Nevada and California. These eight stereotactic radiosurgery centers are structured through partnerships, and USR owns between 40% and 76% of the equity interests of the consolidated partnerships. This acquisition significantly expanded the Company’s nationwide footprint and enabled the Company to provide advanced treatment and technology to

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2012
(Unaudited)
(Dollars in thousands, except per share amounts)

cancer patients. Following the acquisition of USR, the Company believes it is the nation’s leading provider of stereotactic radiosurgery services, with 15 dedicated centers at September 30, 2012. The purchase price consisted of $52,399 in cash, exclusive of $10,431 of cash acquired. The Company financed this acquisition using internally generated funds.

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
Pro forma information represents revenue and results of operations of the combined entity as though the acquisition date had been as of the beginning of the respective quarterly reporting periods. There were no non-recurring adjustments made to the pro forma information below. The following table represents the Company’s pro forma information including USR:

Nine Months Ended September 30,
2011
Revenue	$379,446
Net loss attributable to Alliance HealthCare Services, Inc.	$(143,729)

Restructuring Plan
On August 4, 2011, the Company’s board of directors approved a restructuring plan that included a significant organizational restructure and a cost savings and efficiency initiative. The Company initiated this restructuring plan in the third quarter of 2011. During the nine months ended September 30, 2012, the Company recorded $4,015 related to restructuring charges, of which the Company recorded $2,157 in Selling, general and administrative expenses; $1,510 in Severance and related costs; and $348 in Cost of revenues, excluding depreciation and amortization. As of September 30, 2012, substantially all restructuring reserves have been paid, with the exception of $655 in Severance and related costs.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2012
(Unaudited)
(Dollars in thousands, except per share amounts)

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
As of September 30, 2012, the Company’s ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 4.37 to 1.00 and its ratio of Consolidated Adjusted EBITDA to consolidated interest expense, calculated pursuant to the Credit Agreement was 2.84 to 1.00.
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
In September 2011, in connection with the execution of the amendment, the Company paid $25,000 to reduce its borrowings under the term loan facility and paid a fee to the consenting lenders of $6,008. As of September 30, 2012, there was $414,950 outstanding under the term loan facility and no borrowings under revolving credit facility.
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

Stock Option Plans and Awards
In November 1999, the Company adopted an employee stock option plan (as amended and restated, the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 11,025,000 shares have become available for grant. As of September 30, 2012, a total of 3,031,653 shares remained available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant, except as noted below. All options have 10-year terms. Options granted after January 1, 2008 are time options, typically vesting 25% each year, over four years. For options granted prior to January 1, 2008, initial stock option grants were comprised 50% of “time options” and 50%

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2012
(Unaudited)
(Dollars in thousands, except per share amounts)

of “performance options.” The time options have a five-year vesting schedule, vesting 20% per year. The performance options cliff vest after eight years; however, in the event certain operating performance targets are met, up to 20% of the performance options may vest each year, accelerating the vesting period up to five years. During the year ended December 31, 2011, there were 149,000 options in which vesting was accelerated due to employment agreements. During the nine months ended September 30, 2012, there were no options in which vesting was accelerated. Prior to January 1, 2008, subsequent stock options granted under the 1999 Equity Plan to employees were always time options which vest 5% in the first year, 20% in the second year and 25% in years three through five.
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
The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Nine Months Ended September 30,
	2011	2012
Risk free interest rate	2.19%	0.97%
Expected dividend yield	—%	—%
Expected stock price volatility	49.8%	62.3%
Average expected life (in years)	5.50	6.02
Through March 31, 2012, the expected stock price volatility rates are based on the historical volatility of the Company’s common stock and peer implied volatility. The average expected life, representing the weighted-average period of time that options or awards granted are expected to be outstanding, is calculated using the simplified method described in ASC 718, as the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected terms and experienced a change in the types of employees that receive share grants. Beginning with the second quarter of 2012, the Company changed its calculation methodology for its stock price volatility and average expected life, which are now based on its own historical data. The risk free interest rates have been, and continue to be, based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award.

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,652,025	$6.43
Granted	2,362,500	1.10
Exercised	—	—
Canceled	(2,195,250)	5.24
Outstanding at September 30, 2012	3,819,275	$3.82	7.31	$674
Vested and expected to vest in the future at September 30, 2012	3,119,160	$4.35	6.87	$408
Exercisable at September 30, 2012	1,474,225	$7.11	4.40	$—

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2012
(Unaudited)
(Dollars in thousands, except per share amounts)

The weighted average grant date fair value of options granted during the nine months ended September 30, 2011 and 2012 was $2.01 per share and $0.63 per share, respectively. There were no options exercised during the nine months ended September 30, 2012. The total intrinsic value of options exercised during the three and nine month periods ending September 30, 2011 was less than $1. The total cash received from employees as a result of stock option exercises was $54 for the nine months ended September 30, 2011.
The following table summarizes the Company’s unvested stock option activity:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2011	805,391	$3.66
Granted	2,362,500	0.63
Vested	(336,841)	4.13
Canceled	(486,000)	1.49
Unvested at September 30, 2012	2,345,050	$0.98
At September 30, 2012, the total unrecognized fair value share-based payment related to unvested stock options granted to both employees and non-employees was $1,082, which is expected to be recognized over a remaining weighted-average period of 1.89 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations and comprehensive income (loss). The total fair value of shares vested during the nine months ended September 30, 2011 and 2012 was $2,907 and $1,393, respectively.
Restricted Stock Awards
The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2009, the Company granted 315,000 restricted stock awards (“awards”) to certain employees and 25,000 awards to non-employees of the Company. Of the awards granted in 2009, 240,000 cliff vest after three years provided that the employee or non-employee remains continuously employed or providing services through the issuance date and 75,000 cliff vest after five years provided that the employee remains continuously employed through the issuance date. During 2010, the Company granted 913,000 awards to certain employees of the Company. These awards cliff vest after three years provided that the employee remains continuously employed and the non-employee continues service through the issuance date. During 2011, the Company granted 289,432 awards to certain employees of the Company. Of the awards granted in 2011, 24,432 cliff vest after one year provided that the employee remains continuously employed through the issuance date, 260,000 cliff vest after three years provided that the employee remains continuously employed through the issuance date and 5,000 cliff vest after one year provided that the employee meets certain performance criteria and remains continuously employed through the issuance date. The only restricted stock award during the nine months ended September 30, 2012 was comprised of 141,600 shares granted in the second quarter of 2012, vesting annually in 33.3% increments over three years. The Company grants restricted stock awards to non-employee directors of the Company who are unaffiliated with Oaktree Capital Management, LLC (“Oaktree”) and MTS Health Investors, LLC (“MTS”) (“unaffiliated directors”). These awards to unaffiliated directors cliff vest after one year based on the unaffiliated directors’ continued service with the Company through that date. During the years ended December 31, 2010 and 2011, the Company granted restricted stock awards of 60,789 and 221,538, respectively, to unaffiliated directors. There have been no grants of restricted stock awards made to independent directors in 2012. For the quarters ended September 30, 2011 and 2012, the Company recorded share-based payment related to restricted stock awards of $667 and $33, respectively. For the nine months ended September 30, 2011 and 2012, the Company recorded share-based payment related to restricted stock awards of $2,099 and $(707), respectively. The expense reversal in 2012 was mostly due to the forfeiture of 425,000 unvested shares granted in 2010 to two now-former executive officers. Total historical expense recorded through September 30, 2012 in connection with these grants was $1,675, which all reversed during the nine months ended September 30, 2012. The weighted-average grant-date fair value of restricted stock awards granted during the nine months ended September 30, 2012 was $1.00 per share.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2012
(Unaudited)
(Dollars in thousands, except per share amounts)

The following table summarizes the Company’s unvested restricted stock activity:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2011	1,366,538	$4.66
Granted	141,600	1.00
Vested	(168,300)	6.04
Canceled	(521,700)	5.09
Unvested at September 30, 2012	818,138	$3.47
At September 30, 2012, the total unrecognized fair value share-based payment related to restricted stock awards granted to employees was $653, which is expected to be recognized over a remaining weighted-average period of 1.26 years. At September 30, 2012, the total unrecognized fair value share-based payment related to the restricted stock awards granted to unaffiliated directors was $30, which is expected to be recognized over a remaining weighted-average period of 0.25 years. The unaffiliated directors will each receive a restricted stock award on December 31, 2012 and each December 31 thereafter (the “Grant Date”) of the number of shares of common stock having a value equal to $40, rounded down to the nearest whole share, and calculated using the average share price of the Company’s stock over the 15-day period preceding the Grant Date. Such restricted stock awards will fully vest one year after the Grant Date based on the continued service of the non-employee director through the vesting date. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations and comprehensive income (loss).
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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2012
(Unaudited)
(Dollars in thousands, except per share amounts)

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
Similarly, on July 27, 2012, the FASB issued ASU 2012-02, which supplements Topic 350 by providing guidance for testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, testing an indefinite-lived intangible asset for impairment allows the option of performing a qualitative assessment before calculating the fair value of the asset. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50%) impaired, fair value of the asset is not required. In addition, ASU 2012-02 does not revise the requirement to test indefinite-lived intangible assets annually for impairment, and does not amend the requirement to test indefinite-lived intangible assets for impairment between annual tests if there is a change in events or circumstances. However, it does revise the examples of events and circumstances to be considered in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company is assessing the impact that the adoption of ASU 2012-12 may have on its financial reporting for future periods.
5. Fair Value of Financial Instruments
The Company used the following methods and assumptions in estimating fair value disclosure for financial instruments:
Cash and cash equivalents The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.
Debt The fair value of the Company’s fixed-rate debt was based on open bid/ask quotations of those notes at December 31, 2011 and September 30, 2012. The carrying amount of variable-rate borrowings at September 30, 2012 approximates fair value estimated based on current market rates and credit spreads for similar debt instruments.
Derivative instruments Fair value was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.
The estimated fair values of the Company’s financial instruments are as follows:

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2012
(Unaudited)
(Dollars in thousands, except per share amounts)

	December 31, 2011		September 30, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$44,190	$44,190	$79,172	$79,172
Fixed-rate debt	188,109	131,814	188,350	178,600
Variable-rate debt	417,411	417,411	409,441	409,441
Derivative instruments - asset position	31	31	—	—
Derivative instruments - liability position	272	272	137	137
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

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 825 pricing levels as of September 30, 2012:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$79,172	$79,172	$—	$—
Interest rate contracts - liability position	137	—	137	—
The following table summarizes the Company’s fair value measurements of derivative instruments using significant unobservable inputs (Level 3):

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2012
(Unaudited)
(Dollars in thousands, except per share amounts)

Balance as of December 31, 2011	$(78)
Total gains (losses) (realized/unrealized)
Included in earnings	(45)
Included in other comprehensive income	123
Balance as of September 30, 2012	$—
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—
The Company’s derivative instruments are primarily pay-fixed, receive-variable interest rate swaps and caps based on the London Interbank Offer Rate ("LIBOR") swap rate. The Company has elected to use the income approach to value these derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for interest rate swap and cap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates at commonly quoted intervals and implied volatilities for options). ASC 820, “Fair Value Measurement,” states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness and the Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments. For additional information please see Note 9 of the Notes to the Condensed Consolidated Financial Statements.
6. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill are as follows:

Balance at January 1, 2011	$193,126
Goodwill acquired during the period	16,540
Impairment charges	(154,342)
Adjustments to goodwill during the period	1,169
Balance at December 31, 2011	56,493
Goodwill acquired during the period	—
Impairment charges	—
Adjustments to goodwill during the period	—
Balance at September 30, 2012	$56,493
Gross goodwill	$230,737
Accumulated impairment charges	(174,244)
Balance at September 30, 2012	$56,493

Intangible assets consisted of the following:

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2012
(Unaudited)
(Dollars in thousands, except per share amounts)

	December 31, 2011			September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$152,629	$(56,750)	$95,879	$152,629	$(65,475)	$87,154
Other	25,975	(12,257)	13,718	25,552	(15,527)	10,025
Total amortizing intangible assets	$178,604	$(69,007)	$109,597	$178,181	$(81,002)	$97,179
Intangible assets not subject to amortization			33,427			33,427
Total other intangible assets			$143,024			$130,606
In accordance with ASC 350, “Intangibles—Goodwill and Other,” the Company has elected to perform an annual impairment test in the fourth quarter for goodwill and indefinite life intangible assets based on the financial information as of September 30, or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company compares the fair value of its reporting units to its carrying amount to determine if there is potential impairment. The fair value of the reporting unit is determined by an income approach and a market capitalization approach. Significant management judgment is required in the forecasts of future operating results that are used in the income approach. The estimates that the Company has used are consistent with the plans and estimates that it uses to manage its business. The Company bases its fair value estimates on forecasted revenue and operating costs which include a number of factors including, but not limited to, securing new customers, retention of existing customers, growth in imaging and radiation oncology revenues and the impact of continued cost savings initiatives. However, it is possible that plans and estimates may change. No triggering events occurred during the first nine months of 2012 which required impairment testing based on financial information as of September 30, 2012. Although the Company concluded that no impairment was present in its intangible assets in the third quarter of 2012, the Company intends to test its Goodwill and other intangibles assets for impairment during the fourth quarter of 2012, as described above.
In 2011, the Company recognized a goodwill impairment charge of $154,342 in the Imaging segment. In 2011, in accordance with ASC 350 and 360, “Property, Plant, and Equipment,” certain intangible assets acquired in 2002 and 2008 were determined to be impaired, and the Company recorded a charge of $2,703 to record these assets at fair value.
The Company uses the estimated useful life to amortize customer contracts, which is a weighted-average of 15 years. Other intangible assets subject to amortization are estimated to have a weighted-average useful life of six years. Amortization expense for intangible assets subject to amortization was $4,330 and $3,989 for the quarters ended September 30, 2011 and 2012, respectively, and $12,265 and $11,995 for the nine months ended September 30, 2011 and 2012, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.
Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2012	$15,874
2013	11,605
2014	9,635
2015	8,891
2016	7,893
2017	7,120
7. Other Accrued Liabilities
Other accrued liabilities consisted of the following:

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2012
(Unaudited)
(Dollars in thousands, except per share amounts)

	December 31, 2011	September 30, 2012
Accrued systems rental and maintenance costs	$3,162	$3,282
Accrued site rental fees	1,206	1,084
Accrued property and sales taxes payable	13,255	12,315
Accrued self-insurance expense	4,350	4,838
Other accrued expenses	9,668	11,021
Accrued contingent payments	1,797	65
Total	$33,438	$32,605
8. Long-Term Debt and Senior Subordinated Credit Facility
Long-term debt consisted of the following:

	December 31, 2011	September 30, 2012
Term loan facility	$423,950	$414,950
Discount on term loan facility of 7.69%	(6,539)	(5,509)
Senior notes	190,000	190,000
Discount on senior notes of 8.25%	(1,891)	(1,650)
Equipment debt	37,963	33,305
Long-term debt, including current portion	643,483	631,096
Less current portion	24,923	24,550
Long-term debt	$618,560	$606,546
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
Cash Flow Hedges
Interest Rate Cash Flow Hedges
The Company has entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the nine months ended September 30, 2011 and 2012, the Company had interest

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2012
(Unaudited)
(Dollars in thousands, except per share amounts)

rate swap and cap agreements to hedge approximately $156,997 and $154,896 of its variable rate bank debt, respectively, or 23.4% and 24.4% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $0.8 million from accumulated other comprehensive loss to interest expense and other, net.
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

In the second quarter of 2011, the Company acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of USR. One of the USR Swaps, which matures in October 2015, had a notional amount of $3,224 as of September 30, 2012. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap, which matures in April 2014, had a notional amount of $1,671 as of September 30, 2012. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 4.15%. The net effect of the hedge is to record interest expense at a fixed rate of 6.15%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%. As a result of the acquisition of USR, the USR Swaps were de-designated, hedge accounting was terminated and all further changes in the fair market value of these swaps are being recorded in interest expense and other, net.
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
During the second quarter of 2011, the Company entered into a diesel fuel swap agreement which had a notional quantity of 450,000 gallons, or 37,500 gallons per month, to hedge future cash payments associated with the Company purchasing diesel fuel for its mobile fleet. Under the terms of this agreement, which matured in April, 2012, the Company received the DOE published monthly average price per gallon and paid a fixed rate of $4.31 per gallon. The Company designated this swap as a cash flow hedge of future cash flows associated with its diesel fuel payments.
Quantitative information about the Company’s derivatives’ impact on performance and operations is provided below:

	Liability Derivatives
	as of September 30, 2012
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$137

The Effect of Designated Derivative Instruments on the Statement of Operations
For the Three Months Ended September 30, 2011

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2012
(Unaudited)
(Dollars in thousands, except per share amounts)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(102)	Interest expense and other, net	$46	Interest expense and other, net	$—
Diesel fuel swap	(60)	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	(50)	Other (income) expense, net	—
Total	$(162)		$(4)		$—
The Effect of Designated Derivative Instruments on the Statement of Operations
For the Nine Months Ended September 30, 2011

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(458)	Interest expense and other, net	$(165)	Interest expense and other, net	$—
Diesel fuel swap	(133)	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	(35)	Other (income) expense, net	(1)
Total	$(591)		$(200)		$(1)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations
For the Three Months Ended September 30, 2011

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(47)
The Effect of Non-Designated Derivative Instruments on the Statement of Operations
For the Nine Months Ended September 30, 2011

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(131)

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2012
(Unaudited)
(Dollars in thousands, except per share amounts)

The Effect of Designated Derivative Instruments on the Statement of Operations
For the Three Months Ended September 30, 2012

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$1	Interest expense and other, net	$102	Interest expense and other, net	$—
Diesel fuel swap	—	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	—	Other (income) expense, net	—
Total	$1		$102		$—
The Effect of Designated Derivative Instruments on the Statement of Operations
For the Nine Months Ended September 30, 2012

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(31)	Interest expense and other, net	$(193)	Interest expense and other, net	$—
Diesel fuel swap	15	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	(46)	Other (income) expense, net	—
Total	$(16)		$(239)		$—

The Effect of Non-Designated Derivative Instruments on the Statement of Operations
For the Three Months Ended September 30, 2012

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(11)
The Effect of Non-Designated Derivative Instruments on the Statement of Operations
For the Nine Months Ended September 30, 2012

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2012
(Unaudited)
(Dollars in thousands, except per share amounts)

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(39)
10. Income Taxes
For the quarter and nine months ended September 30, 2011, the Company recorded an income tax benefit of $26,561 and $30,141, or 16.2% and 17.3%, respectively, as a result of the Company’s effective tax rates applied to pretax loss. For the quarter and nine months ended September 30, 2012, the Company recorded an income tax (expense) benefit of $(409) and $4,660, or (49.0)% and 40.4%, respectively, as a result of the Company’s effective tax rates applied to pretax loss. The Company’s effective tax rates for the three and nine months ended September 30, 2012 differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.
As of September 30, 2012, the Company has provided a liability for $656 of unrecognized tax benefits related to various federal and state income tax matters. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $305.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2012, the Company had approximately $64 in accrued interest and penalties related to unrecognized tax benefits.
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

The following table sets forth the computation of basic and diluted loss per share (amounts in thousands, except per share amounts):

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2012
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Numerator:
Net loss attributable to Alliance HealthCare Services, Inc.	$(137,270)	$(1,243)	$(143,713)	$(6,866)
Denominator:
Weighted-average shares-basic	53,198	53,023	53,143	53,160
Effect of dilutive securities:
Employee stock options	—	—	—	—
Weighted-average shares-diluted	53,198	53,023	53,143	53,160
Loss per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(2.58)	$(0.02)	$(2.70)	$(0.13)
Diluted	$(2.58)	$(0.02)	$(2.70)	$(0.13)
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	4,619	3,350	4,778	4,051
Average exercise price per share that exceeds average market price of common stock	$6.59	$5.65	$6.61	$5.52
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
Historically, payments made related to these indemnifications have been immaterial. At September 30, 2012, the Company has determined that no liability is necessary related to these guarantees and indemnities.
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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2012
(Unaudited)
(Dollars in thousands, except per share amounts)

On December 29, 2011, the Company received notice of an award by the arbitration panel, which awarded the Company $2,527 in damages for breach of contract claims, plus prejudgment interest at 9% under New York law from July 29, 2008 (which interest continues to accrue until the award is paid in full); $255 for two other indemnification claims; $1,453 for attorneys’ fees and expenses; and $110 for arbitration expenses. The award also provides that approximately $1,300 of a remaining indemnification cap created in connection with the acquisition is available for future indemnification claims, including with respect to the potential government claim discussed above, and must be satisfied by the former owners of MOS. On January 25, 2012, one of the former owners of MOS paid $665 to the Company, and on February 17, 2012, the same owner released $592 to the Company from amounts held in an indemnification escrow related to the acquisition. On January 25, 2012, the Company filed an action in the United States District Court for the Northern District of Illinois to confirm the award as a judgment against the other former owner of MOS that has refused to satisfy its obligations under the award. On June 18, 2012, the Court confirmed the award and entered judgment in accordance with the award against the other former owner of MOS. No appeal was taken from the Court confirmation of the award, and the other former owner of MOS has consented to the release of $1,776 remaining in the indemnification escrow, and has paid the Company an additional $2,231. Following these payments, an additional $1,197 will be due from the former owners of MOS in the context of the government seeking repayment and penalties, as described below.
The government has conducted an investigation into the retail billing compliance issues raised by the MOS conduct discovered by Alliance and voluntarily reported to the government, and is in the process of seeking repayment and penalties relating to the billing practice. Based upon negotiations with representatives of the U.S. Department of Justice (“DOJ”) that have occurred subsequent to the quarter end on September 30, 2012, the Company does not expect that such repayment and penalties taken as a whole would have a material effect on the Company’s results of operations, cash flows or financial position because the Company believes the amounts it may owe will be substantially off-set by the amounts awarded to the Company by the arbitration panel and future recoveries under the indemnification provisions or otherwise. The outcomes of these matters are uncertain and management cannot reasonably estimate possible losses or a range of losses that might result from resolution of such matters. Accordingly, no amounts have been accrued.
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
13. Related-Party Transactions
On April 16, 2007, Oaktree and MTS purchased 24,501,505 shares of the Company’s common stock. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. At September 30, 2012, Oaktree and MTS owned in the aggregate approximately 51.3% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.
Revenues from management agreements with unconsolidated equity investees were $3,304 and $2,304 during the quarters ended September 30, 2011 and 2012, respectively. Revenues from management agreements with unconsolidated equity investees were $9,059 and $6,753 during the nine months ended September 30, 2011 and 2012, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which are included in the management agreement revenue, who reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as cost of revenues and the reimbursement as revenue in its condensed consolidated statements of operations. For the quarters ended September 30, 2011 and 2012, the amounts of the revenues and expenses were $2,638 and $1,875, respectively. For the nine months ended September 30, 2011 and 2012, the amounts of the revenues and expenses were $7,023 and $5,512, respectively.

14. Investments in Unconsolidated Investees
The Company has direct ownership in four unconsolidated investees at September 30, 2012. The Company owns between 15% and 50% of these investees, and provides management services under agreements with three of these investees, expiring at various dates through 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

Set forth below are certain financial data for Alliance-HNI, LLC and Subsidiaries, one of the Company’s unconsolidated investees:

	December 31, 2011	September 30, 2012
Balance Sheet Data:
Current assets	$5,558	$5,456
Noncurrent assets	9,333	10,631
Current liabilities	3,874	4,413
Noncurrent liabilities	1,906	2,692

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Operating Results:
Revenues	$4,705	$4,632	$13,771	$13,210
Expenses	3,619	2,747	9,359	7,746
Net income	1,086	1,885	4,412	5,464
Earnings from unconsolidated investee	512	943	2,167	2,734
Set forth below are certain financial data for the aggregate of the Company’s unconsolidated investees, including Alliance-HNI, LLC and Subsidiaries:

	December 31, 2011	September 30, 2012
Balance Sheet Data:
Current assets	$9,206	$7,633
Noncurrent assets	17,575	12,674
Current liabilities	6,943	5,076
Noncurrent liabilities	4,078	3,871

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Combined Operating Results:
Revenues	$7,238	$7,567	$20,875	$22,025
Expenses	5,801	4,653	15,649	13,645
Net income	1,437	2,914	5,226	8,380
Earnings from unconsolidated investees	716	1,171	2,736	3,411

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2012
(Unaudited)
(Dollars in thousands, except per share amounts)

15. Stockholders’ Deficit
The following table summarizes consolidated stockholders’ deficit, including noncontrolling interest.

					Additional	Accumulated		Stockholders’ Equity (Deficit) Attributable to		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Alliance HealthCare	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Services, Inc.	Interest	Deficit
Balance at January 1, 2012	53,319,323	$527	(580,983)	$(2,729)	$20,269	$(950)	$(171,288)	$(154,171)	$49,260	$(104,911)
Forfeit of restricted stock	(521,700)	(4)	—	—	—	—	—	(4)	—	(4)
Issuance of restricted stock	141,600	1	—	—	—	—	—	1	—	1
Purchase of treasury stock	(29,102)	—	(38,552)	(44)	—	—	—	(44)	—	(44)
Share-based payment	—	—	—	—	202	—	—	202	—	202
Unrealized gain on hedging transaction, net of tax	—	—	—	—	—	152	—	152	—	152
Noncontrolling interest disposed in connection with acquisition	—	—	—	—	838	—	—	838	—	838
Net contributions (distributions)	—	—	—	—	—	—	—	—	(8,397)	(8,397)
Net (loss) income	—	—	—	—	—	—	(6,866)	(6,866)	7,461	595
Balance at September 30, 2012	52,910,121	$524	(619,535)	$(2,773)	$21,309	$(798)	$(178,154)	$(159,892)	$48,324	$(111,568)

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2012
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
The following table summarizes the Company’s revenue by segment:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenue
Imaging	$105,511	$96,019	$318,208	$295,017
Radiation Oncology	21,280	19,994	54,791	62,413
Total	$126,791	$116,013	$372,999	$357,430
The following are components of revenue:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenue
MRI revenue	$51,137	$49,113	$156,096	$148,347
PET/CT revenue	42,078	37,668	128,363	118,254
Radiation Oncology revenue	21,280	19,994	54,791	62,413
Other modalities and other revenue	12,296	9,238	33,749	28,416
Total	$126,791	$116,013	$372,999	$357,430

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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2012
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Segment income
Imaging	$36,714	$38,581	$113,175	$114,614
Radiation Oncology	8,389	9,198	19,950	26,705
Corporate / Other	(6,595)	(6,110)	(19,263)	(22,484)
Total	$38,508	$41,669	$113,862	$118,835
The reconciliation of Net loss to total segment income is shown below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Net loss attributable to Alliance HealthCare Services, Inc.	$(137,270)	$(1,243)	$(143,713)	$(6,866)
Income tax (benefit) expense	(26,561)	409	(30,141)	(4,660)
Interest expense and other, net	12,436	13,702	36,171	41,069
Amortization expense	4,330	3,989	12,265	11,995
Depreciation expense	22,710	20,568	67,959	62,706
Share-based payment (included in selling, general and administrative expenses)	1,061	157	3,657	193
Severance and related costs	20	—	750	—
Noncontrolling interest in subsidiaries	133	2,483	2,716	7,461
Restructuring charges (Note 2)	3,597	1,020	3,597	4,015
Transaction costs	1,355	(58)	3,537	321
Impairment charges	155,703	—	155,703	—
Other non-cash charges (included in other income and expense, net)	994	642	1,361	2,601
Total segment income	$38,508	$41,669	$113,862	$118,835
Net income for the Imaging and Radiation Oncology segments does not include charges for interest expense, net of interest income, income taxes or certain selling, general and administrative expenses. These costs are charged against the Corporate / Other segment. The following table summarizes the Company’s net income (loss) by segment:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Net (loss) income
Imaging	$(142,605)	$16,547	$(111,946)	$47,735
Radiation Oncology	1,956	1,881	4,278	7,162
Corporate / Other	3,379	(19,671)	(36,045)	(61,763)
Total	$(137,270)	$(1,243)	$(143,713)	$(6,866)

The following table summarizes the Company’s identifiable assets by segment:

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2012
(Unaudited)
(Dollars in thousands, except per share amounts)

	As of December 31, 2011	As of September 30, 2012
Identifiable assets
Imaging	$378,289	$326,795
Radiation Oncology	188,092	180,532
Corporate / Other	96,713	127,716
Total	$663,094	$635,043

The following table summarizes the Company’s goodwill by segment:

	Imaging	Radiation Oncology	Corporate / Other	Total
Balance at January 1, 2011	$192,628	$498	$—	$193,126
Goodwill acquired during the period	2,229	14,311	—	16,540
Impairment charges	(154,342)	—	—	(154,342)
Adjustments to goodwill during the period	1,169	—	—	1,169
Balance at December 31, 2011	$41,684	$14,809	$—	$56,493
Goodwill acquired during the period	—	—	—	—
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	—	—	—	—
Balance at September 30, 2012	$41,684	$14,809	$—	$56,493

Gross goodwill	$196,026	$34,711	$—	$230,737
Accumulated impairment charges	(154,342)	(19,902)	—	(174,244)
Balance at September 30, 2012	$41,684	$14,809	$—	$56,493
Capital expenditures in the Imaging segment and the Radiation Oncology segment were $7,756 and $6,929, respectively, for the quarter ending September 30, 2011, and $27,962 and $8,154, respectively, for the nine months ending September 30, 2011. Capital expenditures in the Imaging segment and the Radiation Oncology segment were $6,613 and $0, respectively, for the quarter ending September 30, 2012, and $13,917 and $2,623, respectively, for the nine months ending September 30, 2012.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2012
(Unaudited)
(Dollars in thousands, except per share amounts)

17. Subsequent Events

In October 2012, the Company reached an agreement with its lenders for a second amendment to its Credit Agreement ("the amendment") dated December 1, 2009. The amendment modified the existing financial covenants, now requiring the Company to maintain a maximum ratio of consolidated total debt to Consolidated Adjusted EBITDA less minority interest expense of 5.00 to 1.00 through September 30, 2014, 4.75 to 1.00 from October 1, 2014 through September 30, 2015, 4.50 to 1.00 from October 1, 2015 through December 31, 2015 and 4.25 to 1.00 thereafter. The minimum ratio of consolidated Adjusted EBITDA less minority interest expense to consolidated interest expense will remain unchanged (See Note 2).
In connection with the execution of the amendment, the Company raised $30.0 million from the sale of certain imaging assets, which the Company then leased from purchasers under competitive terms. The $30.0 million in proceeds from the sale and lease transactions, was combined with $44.5 million of its own cash to make a total payment of $74.5 million to permanently reduce borrowings outstanding under the term loan facility. This prepayment made in connection with the amendment satisfies all future mandatory amortization payments under the terms of the Credit Agreement, which matures in June 2016.
The Company estimates it will incur approximately $8.0 million of annual rent payments in connection with the sale and lease transactions, which will reduce future Consolidated Adjusted EBITDA. The Company estimates it will have a reduction in annual interest expense of approximately $5.4 million based on the current interest rate.

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
MRI, PET/CT and radiation oncology services generated 42%, 33% and 17% of our revenue, respectively, for the nine months ended September 30, 2012 and 42%, 34% and 15% of our revenue, respectively, for the nine months ended September 30, 2011. Our remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (“CT”), professional radiology services, and management contract revenue. We had 499 diagnostic imaging and radiation oncology systems, including 271 MRI systems and 120 positron emission tomography (“PET”) or PET/CT systems and served over 1,000 clients in 45 states at September 30, 2012. We operated 130 fixed-site imaging centers (one in an unconsolidated joint venture), which constitute systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups’ offices, parked mobile systems, and free-standing fixed-site imaging centers, which include systems installed in a medical office building, ambulatory surgical center, or other retail space at September 30, 2012. Of the 130 fixed-site imaging centers, 99 were MRI fixed-site imaging centers, 21 were PET or PET/CT fixed-site imaging centers, nine were other modality fixed-site imaging centers and one was in an unconsolidated joint venture. We also operated 30 radiation oncology centers and stereotactic radiosurgery facilities (including one radiation oncology center as an unconsolidated joint venture) at September 30, 2012.
We generated approximately 80% and 79% of our revenues for the nine months ended September 30, 2012 and 2011, respectively, by providing services to hospitals and other healthcare providers; we refer to those revenues as wholesale revenues. We typically generate our wholesale revenues from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients’ receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases its own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Competitive pressures also affect our pricing.
We generated approximately 20% and 21% of our revenues for the nine months ended September 30, 2012 and 2011, respectively, by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities; we refer to these revenues as retail revenues. We generate our revenue from these sites from direct billings to patients or their third-party payors, including Medicare, and we record this revenue net of contractual discounts and other arrangements for providing services at discounted prices. We typically receive a higher price per scan under retail billing than we do under wholesale billing.
Fixed-site imaging centers and radiation oncology centers can be structured as either wholesale or retail arrangements. Our contracts for radiation oncology services average approximately 10 to 20 years in length. We include revenues from these centers in either our wholesale or retail revenues.
With respect to our retail business, for services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress had failed to intervene. In the past, when the application of the statutory formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. For 2011, the Centers for Medicare & Medicaid Services (“CMS”) projected a rate reduction of 6.1% under the statutory formula (assuming that the projected 21.2% rate reduction for 2010 was implemented). The Medicare and Medicaid Extenders Act of 2010, which was signed into law on December 15, 2010, froze the 2010 update through 2011. Because CMS was required to make its other changes to the Medicare Physician Fee Schedule (discussed below) budget neutral, CMS made a downward adjustment to what is known as the “conversion factor,” which translates values to dollar amounts. Whereas the conversion factor for the end of 2010 was $36.8729, it was $33.9764 for 2011. For 2012, CMS projected a rate reduction of 27.4% from 2011 rates if Congress failed to intervene. On December 23, 2011, President Obama signed into law the Temporary Payroll Tax Cut Continuation Act of 2011, which replaced the Medicare physician payment cut that was scheduled to take place on January 1, 2012, with a 0% update for two months, thereby allowing for continuation of current physician payment rates until February 29, 2012. As a result of the 0% update, the conversion factor for 2012 was set to $34.0376. The 0% update for physician payment rates was extended through December 31, 2012, by the Middle Class Tax Relief and Job Creation Act of 2012, which was signed into law on February 22, 2012. For 2013, if there is no congressional action, the statutory formula will result in an aggregate reduction in payment rates under the Medicare Physician Fee Schedule of 26.5%
In its March 2012 Report to Congress, MedPAC, which makes recommendations to Congress on Medicare payment issues, again recommended that Congress repeal the current statutory formula to prevent significant future reductions to the Physician Fee Schedule. MedPAC recommended that Congress freeze current payment levels for primary care physicians and reduce annual payments by 5.9% for each of the next three years for all other physicians, followed by a freeze in those payment levels. There also have been a number of legislative initiatives to develop a permanent revision to the statutory formula. If Congress fails to continue the existing freeze or otherwise fails to revise the statutory formula for future years to prevent substantial reductions to physician payment levels, the resulting decrease in payment will adversely affect our revenues and results of operations.
Also with respect to our retail business, for services furnished on or after July 1, 2010, CMS began implementing a 50% reduction in reimbursement for multiple images on contiguous body parts, as mandated by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”). Beginning January 1, 2011, CMS applied the same reduction to certain CT and CT angiography (“CTA”), MRI and MR angiography (“MRA”), and ultrasound services furnished to the same patient in the same session, regardless of the imaging modality, and not limited to contiguous body areas. CMS projected that this expanded policy would reduce payment for 20% more services than the prior multiple procedure payment reduction policy, and would primarily reduce payments for radiology services and to freestanding diagnostic imaging centers, such as our retail business. For 2012, CMS extended this policy to the physician reviews of these imaging services by implementing a 25% multiple procedure reduction to the professional payments to the specialties of radiology and interventional radiology. In addition,beginning in 2013, CMS will expand the 25% multiple-procedure reduction policy to certain other nuclear medicine and cardiovascular diagnostic procedures. At this time, we do not believe that these multiple procedure payment reductions will have a material effect on our future retail revenues.

Other recent regulatory updates to the Physician Fee Schedule included reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the previous 50% usage rate to a 90% usage rate. This utilization change began in 2010 with a planned four-year phase-in period for MRI and CT scans, but not for radiation therapy and other therapeutic equipment. The PPACA superseded CMS's assumed usage rate for such equipment and, beginning on January 1, 2011, CMS uses a 75% utilization rate. For 2011, CMS expanded the list of services to which the higher equipment utilization rate assumption applies to include certain diagnostic CTA and MRA procedures using similar CT and MRI scanners that cost more than $1 million. We currently estimate that the usage assumptions for MRI and CT scans under the PPACA will not have a material effect on our future retail revenues.
Also effective January 1, 2011, CMS made further adjustments to the Physician Fee Schedule so that specialties that have a higher proportion of the payment rate attributable to operating expenses, such as equipment and supplies (which include radiation oncology), experienced an increase in aggregate payments. In addition, as a result of adjustments to codes identified to be misvalued, radiation oncology specialties and suppliers providing the technical component of diagnostic tests are among the entities that experienced decreases in aggregate payment. Some of these changes are being transitioned over time; for 2012, CMS estimated that the aggregate effect of the fee schedule changes (which includes the implementation of the 25% multiple procedure payment reduction policy to the professional component of certain imaging services, addressed above) will be a 6% reduction in radiation oncology, 5% reduction in radiology, 1% reduction in nuclear medicine and 3% reduction for all suppliers providing the technical component of diagnostic tests generally. In the final Physician Fee Schedule for 2013, CMS projects additional aggregate payment reductions that were not as great as the reductions listed in the proposed rule. The final projected reductions for 2013 are 7% in radiation oncology, 3% in radiology, 3% in nuclear medicine and 7% for suppliers providing the technical component of diagnostic tests. A portion of the payment reduction to radiation oncology stems from revisions to the operating expenses and procedure time allotted to perform intensity-modulated radiation therapy (“IMRT”) and stereotactic body radiation therapy (“SBRT”). CMS is also undertaking a review of procedure times allotted to other radiation oncology treatments. At this time, we do not believe that these regulatory changes will have a material effect on our future retail revenues.
In addition to annual updates to the Medicare Physician Fee Schedule, as indicated above, CMS also publishes regulatory changes to the hospital outpatient prospective payment system (“HOPPS”) on an annual basis. These payments are the amounts received by our hospital clients for hospital outpatient services and summarized in the table below:

	2010 Payment	2011 Payment	2012 Payment	Proposed 2013 Payment
Nonmyocardial PET and PET/CT scan	$1,037	$1,042	$1,038	$1,056
Myocardial PET scan	$1,433	$1,107	$1,038	$1,056
Stereotactic radiosurgery treatment delivery systems (depending on the level of service)	$ 963 - $7,344	$ 977 - $7,661	$ 903 - $7,461	$ 978 - $7,911
The PET and PET/CT Medicare HOPPS rate adjustments did not have a material negative effect on our revenue and earnings in 2010, 2011 or the first nine months of 2012. At this time, however, we cannot predict the effect of future rate reductions on our future revenues or business.
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
Over the past few years, the growth rate of MRI industry-wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, additional patient-related cost-sharing programs and an increasing trend of third-party payors intensifying their utilization management efforts, for example through benefit managers who require preauthorizations, to control the growth rate of imaging services generally. We expect that these trends will continue. Another recent initiative to potentially reduce utilization of certain imaging services, authorized under the Medicare Improvements for Patients and Providers Act of 2008, is the Medicare Imaging Demonstration, which is a two-year demonstration project designed to collect data regarding physician use of advanced diagnostic imaging services. This information would be used to determine the appropriateness of services by developing medical specialty guidelines for advanced imaging procedures within three designated modalities (MRI, CT and nuclear medicine). On February 2, 2011, CMS announced that it selected five participants for the demonstration project. The data collection portion of the demonstration concluded on April 1, 2012, and the 18-month intervention portion of the demonstration then went into effect, during which time the appropriateness of a physician's order for diagnostic imaging services is considered at the time the order is entered into the decision support systems being tested. The demonstration is expected to conclude on September 30, 2013.
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
Moreover, other significant legislative changes have been proposed and adopted since the PPACA was enacted. Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011 (“BCA”), which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reduction to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. The full effect of the PPACA and the BCA on our business is uncertain, and it is not clear whether other legislative changes will be adopted or how those changes would affect the demand for our services.
Payments to us by third-party payors depend substantially upon each payor’s coverage and reimbursement policies. Third-party payors may impose limits on coverage or reimbursement for diagnostic imaging services, including denying reimbursement for tests that do not follow recommended diagnostic procedures. Coverage policies also may be expanded to reflect emerging technologies. Because unfavorable coverage and reimbursement policies have and may continue to constrict the profit margins of the hospitals and clinics we bill directly, we have and may continue to need to lower our fees to retain existing clients and attract new ones. If coverage is limited or reimbursement rates are inadequate, a healthcare provider might find it financially unattractive to own diagnostic imaging or radiation oncology systems, yet beneficial to purchase our services. It is possible that third-party coverage and reimbursement policies will affect the need or prices for our services in the future, which could significantly affect our financial performance and our ability to conduct our business. Our MRI and PET/CT revenues decreased in the third quarter of 2012 compared to 2011. We believe our MRI and PET/CT scan volumes were negatively affected during 2011 and 2012 by high unemployment rates, the number of under-insured or uninsured patients, the reported decline in physician office visits, hospitals adding imaging services as they select to add to their core competencies and other conditions arising from global economic conditions. We believe that these factors will continue to affect our MRI and PET/CT revenues in 2012 and in future years.
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
Results of Operations

The following table shows our consolidated statements of operations as a percentage of revenues for each of the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	56.6	52.2	56.5	53.4
Selling, general and administrative expenses	15.6	14.1	15.2	15.5
Transaction costs	0.9	0.2	0.9	0.1
Severance and related costs	2.2	0.2	0.9	0.4
Impairment charges	122.9	—	41.7	—
Depreciation expense	17.9	17.7	18.2	17.5
Amortization expense	3.4	3.4	3.3	3.4
Interest expense and other, net	9.8	11.8	9.7	11.5
Other (income) and expense, net	0.4	—	0.2	0.4
Total costs and expenses	229.7	99.6	146.6	102.2
Loss before income taxes, earnings from unconsolidated investees and noncontrolling interest	(129.7)	0.4	(46.6)	(2.2)
Income tax benefit	(20.9)	0.4	(8.1)	(1.3)
Earnings from unconsolidated investees	(0.6)	(1.0)	(0.7)	(1.0)
Net (loss) income	(108.2)	1.0	(37.8)	0.1
Less: Net income attributable to noncontrolling interest, net of tax	(0.1)	(2.1)	(0.7)	(2.1)
Net loss attributable to Alliance HealthCare Services, Inc.	(108.3)%	(1.1)%	(38.5)%	(2.0)%
The table below provides MRI statistical information for the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
MRI statistics
Average number of total systems	292.2	263.2	289.7	267.1
Average number of scan-based systems	247.7	219.2	245.3	223.6
Scans per system per day (scan-based systems)	7.97	8.61	8.03	8.51
Total number of scan-based MRI scans	124,507	123,808	376,933	374,805
Price per scan	$366.27	$360.06	$371.37	$359.49

The table below provides PET and PET/CT statistical information for each of the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
PET and PET/CT statistics
Average number of systems	122.8	108.9	121.5	113.7
Scans per system per day	5.26	5.64	5.35	5.63
Total number of PET and PET/CT scans	40,769	38,611	123,912	120,694
Price per scan	$1,020	$954	$1,024	$963

The table below provides Radiation oncology statistical information for each of the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Radiation oncology statistics
Linac treatments	22,975	20,349	70,056	65,695
Cyberknife patients	524	572	1,196	1,783
Following are the components of revenue (in millions) for each of the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Total MRI revenue	$51.1	$49.1	$156.1	$148.3
PET/CT revenue	42.1	37.7	128.4	118.3
Radiation oncology revenue	21.3	20.0	54.8	62.4
Other modalities and other revenue	12.3	9.2	33.7	28.4
Total	$126.8	$116.0	$373.0	$357.4

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Total fixed-site imaging center revenue (in millions)	$31.1	$30.3	$93.0	$90.4

Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011
Revenue decreased $10.8 million, or 8.5%, to $116.0 million in the third quarter of 2012 compared to $126.8 million in the third quarter of 2011 mostly due to decreases in PET/CT revenues and MRI revenues of $6.4 million, and also due to a decrease in radiation oncology revenue of $1.3 million. Of the $10.8 million decrease, $5.3 million was due to Company-initiated termination of customer contracts.
PET/CT revenue in the third quarter of 2012 decreased $4.4 million, or 10.5%, compared to the third quarter of 2011 due to our increased efforts in identifying and eliminating unprofitable customers and a reduction in the average price per PET and PET/CT scan, which decreased to $954 per scan in the third quarter of 2012 compared to $1,020 per scan in the third quarter of 2011. The decline in the average price per PET and PET/CT scan was primarily due to reimbursement pressures and greater than expected competitive pricing pressures. The average number of PET and PET/CT systems in service decreased to 108.9 systems in the third quarter of 2012 from 122.8 systems in the third quarter of 2011. Total PET and PET/CT scan volumes decreased in the third quarter of 2012 from 40,769 scans in the third quarter of 2011 to 38,611 scans in 2012. Scans per system per day increased 7.2%, to 5.6 scans per system per day in the third quarter of 2012 from 5.3 scans per system per day in the third quarter of 2011.
MRI revenue decreased $2.0 million in the third quarter of 2012, or 4.0%, compared to the third quarter of 2011. Scan-based MRI revenue decreased $1.0 million in the third quarter of 2012, or 2.2%, compared to the third quarter of 2011, to $44.6 million in the third quarter of 2012 from $45.6 million in the second quarter of 2011. The decrease in scan-based MRI revenue was primarily due to our increased efforts in identifying and eliminating unprofitable customers and a reduction in the average price per MRI scan, which decreased to $360.06 per scan in the third quarter of 2012 from $366.27 per scan in the third quarter of 2011. The decline in the average price per MRI scan was primarily due to greater than expected competitive pricing pressure. The average number of scan-based systems in service decreased to 219.2 systems in the third quarter of 2012 from 247.7 systems in the third quarter of 2011. Average scans per system per day increased by 8.0% to 8.61 in the third quarter of 2012 from 7.97 in the third quarter of 2011. Scan-based MRI scan volume decreased 0.6% to 123,808 scans in the third quarter of 2012 from 124,507 scans in the second quarter of 2011. We have increased our sales efforts to renew existing clients and add new MRI customers, which has had a positive impact on helping to maintain our scan volumes. Non scan-based MRI revenue decreased $1.0 million in the third quarter of 2012 over the same period in 2011. Included in the revenue totals above are fixed-

site imaging center revenues, which decreased $0.8 million, or 2.6%, to $30.3 million in the third quarter of 2012 from $31.1 million in the third quarter of 2011.
Radiation oncology revenue decreased $1.3 million, or 6.0%, to $20.0 million in the third quarter of 2012 compared to $21.3 million in the third quarter of 2011, primarily due to the decision to terminate or sell certain unprofitable customer contracts. During the three months ended September 30, 2012, we divested from two radiation oncology centers, and for the nine months ended September 30, 2012 we have divested a total of seven radiation oncology centers, causing a $2.1 million reduction to revenue in the third quarter. This decrease was partially offset by increased revenue related to an increase in the number of Cyberknife patients we treated. Other modalities and other revenue decreased $3.1 million, or 24.9%, to $9.2 million in the third quarter of 2012 compared to $12.3 million in the third quarter of 2011, primarily due to our increased efforts in identifying and eliminating unprofitable customers.
We had 271 MRI systems at September 30, 2012, compared to 303 MRI systems at September 30, 2011. We had 120 PET and PET/CT systems at September 30, 2012, compared to 129 PET and PET/CT systems at September 30, 2011. We operated 130 fixed-site imaging centers (including one in an unconsolidated investee) at September 30, 2012, compared to 135 fixed-site imaging centers (including three in unconsolidated investees) at September 30, 2011. We operated 30 radiation oncology centers (including one unconsolidated investee) at September 30, 2012, compared to 37 radiation oncology centers (including two unconsolidated investees) at September 30, 2011.
Cost of revenues, excluding depreciation and amortization, decreased $11.3 million, or 15.7%, to $60.5 million in the third quarter of 2012 compared to $71.8 million in the third quarter of 2011. Compensation and related employee expenses decreased $4.2 million, or 14.0%, primarily as a result of a decrease in average employee headcount. Maintenance and related costs decreased $2.8 million, or 17.1%, due to a decrease in service costs related to a decrease in the number of MRI, PET and PET/CT systems in operation and a reduction in service contract costs incurred on each asset. Renegotiating with service contract providers and medical supply vendors is one of our Project Phoenix initiatives. Medical supplies decreased $1.3 million, or 20.4%, primarily as a result of sourcing discounts on the radiopharmaceutical that is used as a component of PET and PET/CT scans. Expenses related to management contract services decreased $0.8 million, or 28.9%, primarily due to the termination of management services contracts in 2012. Licensing, site and other related fees decreased $0.7 million, or 24.8%, primarily due to lower property tax assessments due to declining values of our aging imaging equipment in 2012. Outside medical services decreased $0.6 million, or 8.3%, primarily due to lower radiology payments in our professional services business, and lower consultant fees. All other cost of revenues, excluding depreciation and amortization, decreased $0.9 million, or 14.2%. Cost of revenues, as a percentage of revenue, decreased to 52.2% in the third quarter of 2012 from 56.6% in the third quarter of 2011 as a result of the factors described above.
Selling, general and administrative expenses decreased $3.4 million, or 17.4%, to $16.3 million in the third quarter of 2012 compared to $19.8 million in the third quarter of 2011. The majority of the decrease in selling, general and administrative expenses was due a decrease in professional services of $1.9 million, or 63.6%, resulting from a decrease in professional consulting fees. The provision for doubtful accounts decreased $1.2 million, or 75.3%, primarily due to continued strong collections in 2012. The provision for doubtful accounts as a percentage of revenue was 0.3% in the third quarter of 2012 compared to 1.3% of revenue in the third quarter of 2011. Non-cash stock-based compensation expense decreased $0.9 million, or 85.2%, mostly due to the forfeiture of stock options and restricted stock granted to two of our former executive officers. All other selling, general and administrative expenses increased $0.6 million, or 4.2%. Selling, general and administrative expenses as a percentage of revenue were 14.1% and 15.6% in the third quarters of 2012 and 2011, respectively.
Transaction costs decreased $0.9 million, or 78.0%, to $0.2 million in the third quarter of 2012 compared to $1.1 million in the third quarter of 2011 as there was no acquisition activity in the first nine months of 2012.
Severance and related costs decreased $2.6 million, or 92.5%, to $209 thousand in the third quarter of 2012 compared to $2.8 million in the third quarter of 2011, due the organization restructure and cost savings and efficiency initiative that was initiated in the third quarter of 2011.
Depreciation expense decreased $2.1 million, or 9.4%, to $20.6 million in the third quarter of 2012 compared to $22.7 million in the third quarter of 2011 due to our aging fleet of imaging assets and decrease in capital expenditures compared to the prior year.
Amortization expense decreased $0.3 million, or 7.9%, to $4.0 million in the third quarter of 2012 compared to $4.3 million in the third quarter of 2011, primarily due to non-recurring impairment charges for intangible assets in the third quarter of 2011.
Interest expense and other, net increased $1.3 million, or 10.2%, to $13.7 million in the third quarter of 2012 compared to $12.4 million in the third quarter of 2011, primarily due to a higher average interest rates in 2011 on our credit facility.

Income tax expense was $0.4 million in the third quarter of 2012 compared to a $26.5 million benefit in the third quarter of 2011, resulting from a one time non-recurring impairment charge of $155.7 million in the third quarter of 2011 related to the write-down of goodwill and other intangible assets. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.
Earnings from unconsolidated investees increased $0.5 million, or 63.6%, to $1.2 million in the third quarter of 2012 compared to $0.7 million in the third quarter of 2011.
Net income attributable to noncontrolling interest increased to $2.5 million in the third quarter of 2012 compared to $0.1 million in the third quarter of 2011, primarily due to a $2.1 million reduction of noncontrolling interest related to the goodwill impairment charges in 2011, partially offset by an increase related to the second quarter acquisition of US Radiosurgery, LLC ("USR") in 2011.
Net loss attributable to Alliance HealthCare Services, Inc. was $1.2 million, or $(0.02) per share on a diluted basis, in the third quarter of 2012 compared to a net loss of $137 million, or $(2.58) per share on a diluted basis, in the third quarter of 2011.
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Revenue decreased $15.6 million, or 4.2%, to $357.4 million in the first nine months of 2012 compared to $373.0 million in the first nine months of 2011 due to decreases in PET/CT revenues and MRI revenues of $17.9 million, partially offset by an increase in radiation oncology revenue of $7.6 million. Of the $15.6 million decrease, $9.9 million was due to Company-initiated termination of customer contracts.
PET/CT revenue in the first nine months of 2012 decreased $10.1 million, or 7.9%, compared to the first nine months of 2011 due to our increased efforts in identifying and eliminating unprofitable customers and a reduction in the average price per PET and PET/CT scan, which decreased to $963 per scan in the first nine months of 2012 compared to $1,024 per scan in the first nine months of 2011. The decline in the average price per PET and PET/CT scan was primarily due to reimbursement and greater than expected competitive pricing pressures. The average number of PET and PET/CT systems in service decreased to 113.7 systems in the first nine months of 2012 from 121.5 systems in the first nine months of 2011. Total PET and PET/CT scan volumes decreased 2.6% to 120,694 scans in the first nine months of 2012 from 123,912 scans in the first nine months of 2011, primarily due to a decrease caused by the persistent high rate of unemployment and the related number of uninsured and under-insured patients. Scans per system per day increased 5.2% to 5.63 scans per system per day in the first nine months of 2012 from 5.35 scans per system per day in the first nine months of 2011.
MRI revenue decreased $7.8 million in the first nine months of 2012, or 5.0%, compared to the first nine months of 2011. Scan-based MRI revenue decreased $5.2 million in the first nine months of 2012, or 3.7%, compared to the first nine months of 2011, to $134.7 million in the first nine months of 2012 from $140.0 million in the first nine months of 2011. The decrease in scan-based MRI revenue was primarily due to our increased efforts in identifying and eliminating unprofitable customers and a reduction in the average price per MRI scan, which decreased to $359.49 per scan in the first nine months of 2012 from $371.37 per scan in the first nine months of 2011. The decline in the average price per MRI scan was primarily due to greater than expected competitive pricing pressure. The average number of scan-based systems in service decreased to 223.6 systems in the first nine months of 2012 from 245.3 systems in the first nine months of 2011. Average scans per system per day increased by 6.0% to 8.51 in the first nine months of 2012 from 8.03 in the first nine months of 2011. Scan-based MRI scan volume decreased 0.6% to 374,805 scans in the first nine months of 2012 from 376,933 scans in the first nine months of 2011. We have increased our efforts to renew existing clients and add new MRI customers, which has had a positive impact on maintaining our scan volumes. Non scan-based MRI revenue decreased $2.5 million in the first nine months of 2012 over the same period in 2011. Included in the revenue totals above are fixed-site imaging center revenues, which decreased $1.8 million, or 2.0%, to $90.4 million in the first nine months of 2012 from $92.2 million in the first nine months of 2011.
Radiation oncology revenue increased $7.6 million, or 13.9%, to $62.4 million in the first nine months of 2012 compared to $54.8 million in the first nine months of 2011, primarily due to revenue related to the acquisition of USR. The year over year growth in revenue during the nine months ended September 30, 2012 was partially offset by a reduction in revenue due to our divesting of seven radiation oncology centers in 2012. The total impact to revenue from these closures is estimated to be $7.4 million. Other modalities and other revenue decreased $5.3 million, or 15.8%, to $28.4 million in the first nine months of 2012 compared to $33.7 million in the first nine months of 2011, primarily due to our increased efforts in identifying and eliminating unprofitable customers, partially offset by the acquisition of Radiology 24/7, LLC (“24/7 RAD”) in April 2011.
We had 271 MRI systems at September 30, 2012, compared to 303 MRI systems at September 30, 2011. We had 120 PET and PET/CT systems at September 30, 2012, compared to 129 PET and PET/CT systems at September 30, 2011. We operated 130 fixed-site imaging centers (including one unconsolidated investee) at September 30, 2012, compared to 135 fixed-site imaging centers (including three in unconsolidated investees) at September 30, 2011. We operated 30 radiation oncology centers (including one unconsolidated investee) at September 30, 2012, compared to 37 radiation oncology centers (including three unconsolidated investees) at September 30, 2011.
Cost of revenues, excluding depreciation and amortization, decreased $19.7 million, or 9.4%, to $190.9 million in the first nine months of 2012 compared to $210.6 million in the first nine months of 2011. Compensation and related employee expenses decreased $7.4 million, or 8.1%, primarily as a result of the decrease in average employee headcount. Maintenance and related costs decreased $6.0 million, or 12.4%, due to a decrease in service costs related to the decrease in the number of MRI, PET/CT and radiation oncology systems in operation, and a reduction in service contract costs incurred on each asset. Renegotiating with service contract providers and medical supply vendors is one of our Project Phoenix initiatives. Medical supplies decreased $3.5 million, or 18.0%, primarily as a result of sourcing discounts on the radiopharmaceutical that is used as a component of PET and PET/CT scans. Expenses related to management contract services decreased $1.5 million, or 21.5%, primarily due to the canceling of management services contracts in 2012. Licensing, site and other related fees decreased $0.4 million, or 5.0%, primarily due to lower property tax assessments due to declining values of our aging imaging equipment in 2012. Fuel expenses decreased $0.4 million, or 7.4%, primarily due to the decline in the average price per gallon of diesel fuel and a decrease in the number of miles driven to transport our mobile systems. All other cost of revenues, excluding depreciation and amortization, decreased $0.6 million, or 1.9%, due to the implementation of various cost savings initiatives throughout the Company. Cost of revenues, as a percentage of revenue, decreased to 53.4% in the first nine months of 2012 from 56.5% in the first nine months of 2011 as a result of the factors described above.
Selling, general and administrative expenses decreased $1.5 million, or 2.6% to $55.2 million in the first nine months of 2012 compared to $56.7 million in the first nine months of 2011. The majority of this decrease is due to a decrease in non-cash stock-based compensation expense of $3.5 million, or 94.7%, from $3.7 million in the first nine months of 2011 to $0.2 million in the first nine months of 2012 . The expense reversal in 2012 was mostly due to forfeitures of stock options and restricted stock granted to two of our former executive officers. The provision for doubtful accounts decreased $1.3 million, or 40.9%, during the first nine months of 2012 primarily due to continued strong collections in 2012. The provision for doubtful accounts as a percentage of revenue was 0.5% in the first nine months of 2012 compared to 0.9% of revenue in the first nine months of 2011. These decreases in selling, general and administrative expenses were partially offset by an increase in professional services expense of $1.0 million, or 14.2%, due to an increase in professional consulting fees mainly in support of our Project Phoenix efficiency initiatives and legal fees. Compensation and related employee expenses increased $1.7 million, or 5.2%, primarily as a result of investments in our sales force and oncology division. All other selling, general and administrative expenses increased $0.7 million, or 6.5%. Selling, general and administrative expenses as a percentage of revenue were 15.5% and 15.2% in the first nine months of 2012 and 2011, respectively.
Transaction costs decreased $3.1 million, or 93.8%, to $0.2 million in the first nine months of 2012 compared to $3.3 million in the first nine months of 2011 as there was no acquisition activity in the first nine months of 2012.
Severance and related costs decreased $2.0 million, or 57.0%, to $1.5 million in the first nine months of 2012 compared to $3.5 million in the first nine months of 2011, due the the organization restructure and cost savings and efficiency initiative that was initiated in the third quarter of 2011.
Depreciation expense decreased $5.2 million, or 7.7%, to $62.7 million in the first nine months of 2012 compared to $68.0 million in the first nine months of 2011 due to our aging fleet of imaging assets and decrease in capital expenditures compared to the prior year.
Amortization expense decreased $0.3 million, or 2.2%, to $12.0 million in the first nine months of 2012 compared to $12.3 million in the first nine months of 2011, primarily due to the incremental amortization expense for intangible assets acquired in conjunction with our acquisitions in the second quarter of 2011.
Interest expense and other, net increased $4.9 million, or 13.5%, to $41.1 million in the first nine months of 2012 compared to $36.2 million in the first nine months of 2011, primarily due to higher average interest rates in 2012 on our credit facility.
Income tax benefit was $4.7 million in the first nine months of 2012 compared to $30.1 million in the first nine months of 2011 resulting from a one-time non-recurring impairment charge of $155.7 million in the third quarter of 2011 related to the write-down of goodwill and other intangible assets. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.
Earnings from unconsolidated investees increased $0.7 million, or 24.7%, to $3.4 million in the first nine months of 2012 compared to $2.7 million in the first nine months of 2011.

Net income attributable to noncontrolling interest increased $4.7 million, or 174.7%, to $7.5 million in the first nine months of 2012 compared to $2.7 million in the first nine months of 2011, primarily due to a $2.1 million reduction of noncontrolling interest related to the goodwill impairment charges in 2011, partially offset by an increase related to the second quarter acquisition of USR in 2011.
Net loss attributable to Alliance HealthCare Services, Inc. was $6.9 million, or $(0.13) per share on a diluted basis, in the first nine months of 2012 compared to $143.7 million, or $(2.70) per share on a diluted basis, in the first nine months of 2011.
Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operating activities. We generated $80.1 million and $71.0 million of cash flow from operating activities in the first nine months of 2012 and 2011, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging and radiation oncology services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts decreased by $1.3 million in the first nine months of 2012 compared to the first nine months of 2011. Our number of days of revenue outstanding for our accounts receivable decreased to 53 days as of September 30, 2012 from 57 days as of September 30, 2011. We believe this number is comparable to other diagnostic imaging and radiation oncology providers. As of September 30, 2012, we had $67.0 million of available borrowings under our revolving line of credit, net of outstanding letters of credit.
We used cash of $18.0 million and $81.5 million for investing activities in the nine months ended September 30, 2012 and 2011, respectively. Investing activities in the first nine months of 2012 included $7.6 million from proceeds from sales of assets, and $2.4 million in cash provided by a decrease in cash in escrow. While we had no acquisition activity in the first nine months of 2012, we may continue to use cash for acquisitions in the future. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We spend capital:

•	to purchase new systems;

•	to replace less advanced systems with new systems;

•	to upgrade MRI, PET, PET/CT and radiation oncology systems; and

•	to upgrade our corporate infrastructure, primarily in information technology.
Capital expenditures totaled $16.5 million and $36.1 million in the nine months ended September 30, 2012 and 2011, respectively. During the first nine months of 2012, we purchased three MRI and one PET/CT systems, three other modality systems, and financed the purchase of one radiation oncology system. We traded-in or sold a total of 79 systems during the nine months ended September 30, 2012, including 41 MRI systems, 16 PET/CT or CT systems, three radiation oncology systems, and 18 other modality systems. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2012 and finance substantially all of these purchases with our available cash, cash from operating activities and equipment leases. Based upon the client demand described above, which dictates the amount and type of equipment we purchase, we expect capital expenditures to total approximately $32.0 million to $37.0 million in 2012.
At September 30, 2012, we had cash and cash equivalents of $79.2 million. This available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we cannot assure you that access to our invested cash and cash equivalents will not be affected by adverse conditions in the financial markets.
At September 30, 2012, we had $0.6 million in our accounts with third-party financial institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be adversely affected if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.
We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next one to two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt and other contracts. As of September 30, 2012, we are in compliance with all covenants contained in our long-term debt agreements and expect that we will be in compliance with these covenants for the remainder of 2012.

In October 2012, we reached an agreement with our lenders for a second amendment to our Credit Agreement dated December 1, 2009.  The amendment modified the existing financial covenants, now requiring us to maintain a maximum ratio of consolidated total debt to Consolidated Adjusted Earnings Before Income Tax, Depreciation and Amortization (“Consolidated Adjusted EBITDA”) less minority interest expense of 5.00 to 1.00 through September 30, 2014, 4.75 to 1.00 from October 1, 2014 through September 30, 2015, 4.50 to 1.00 from October 1, 2015 through December 31, 2015 and 4.25 to 1.00 thereafter. The minimum ratio of Consolidated Adjusted EBITDA less minority interest expense to consolidated interest expense will remain unchanged at of 2.25 to 1.00 through December 31, 2012, 2.50 to 1.00 from January 1, 2013 through December 31, 2014 and 2.75 to 1.00 thereafter.
As of September 30, 2012, our ratio of consolidated total debt to Consolidated Adjusted EBITDA was 4.37 to 1.00 and our ratio of Consolidated Adjusted EBITDA to consolidated interest expense was 2.84 to 1.00.
In connection with the execution of the amendment, we raised $30.0 million from the sale of certain imaging assets, which we then leased from the purchasers under competitive terms. The $30.0 million in proceeds from the sale and lease transactions was combined with $44.5 million of existing cash to make a total payment of $74.5 million to permanently reduce borrowings outstanding under the term loan facility. This prepayment made in connection with the amendment satisfies all future mandatory amortization payments under the terms of the Credit Agreement, which matures in June 2016.
We estimate that we will incur approximately $8.0 million of annual rent expense in connection with the sale and lease transaction, which will reduce future Consolidated Adjusted EBITDA. The Company estimates it will have a reduction in annual interest expense of approximately $5.4 million based on the current interest rate.
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
Statements regarding the following subjects, among others, are forward-looking by their nature:
(a) future legislation and other healthcare regulatory reform actions, and the effect of that legislation and other regulatory actions on our business,
(b) our expectations with respect to future MRI, PET/CT and radiation oncology volumes and revenues,
(c) the effect of seasonality on our business,
(d) our expectations with respect to the sufficiency of our liquidity over the next one to two years,
(e) our estimates of the annual rent expense under the sale and lease transactions entered into in October 2012,
(f) our expectations with respect to capital expenditures in 2012, and
(g) the effect of recent accounting pronouncements on our results of operations and cash flows or financial position.
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

•
other factors discussed under Risk Factors in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 2011 and that are otherwise described or updated from time to time in our SEC reports by us.

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
In the first quarter of 2010, we entered into one interest rate swap agreement (the “2010 Swap”) and three interest rate cap agreements (the “2010 Caps”) to avoid unplanned volatility in the income statement due to changes in the London Interbank Offering Rate ("LIBOR") interest rate environment. The 2010 Swap, which matured in January 2011, had a notional amount of $92.7 million. The interest rate cap agreements, which mature in February 2014, have a total notional amount of $150.0 million and were designated as cash flow hedges of future cash interest payments associated with a portion of our variable rate bank debt. Under these arrangements, we have purchased a cap on LIBOR at 4.50%. We paid $1.5 million to enter into the caps, which is being amortized through interest expense over the life of the agreements. For the quarters ended September 30, 2012 and 2011, we paid no net settlement amounts on the 2010 Caps.
In the second quarter of 2011, we acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of USR. One of the USR Swaps, which matures in October 2015, had a notional amount of $3.2 million as of September 30, 2012. Under the terms of this agreement, we receive one-month LIBOR and pay a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap, which matures in April 2014, had a notional amount of $1.7 million as of September 30, 2012. Under the terms of this agreement, we receive one-month LIBOR and pay a fixed rate of 4.15%. The net effect of the hedge is to record interest expense at a fixed rate of 6.15%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%. As a result of the acquisition of USR, the USR Swaps were de-designated, hedge accounting was terminated and all further changes in the fair market value of these swaps are being recorded in interest expense and other, net. Settlement amounts under these swap agreements were not material for the nine months ended September 30, 2012.
During the first quarter of 2010, we entered into a diesel fuel swap agreement that had a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with purchasing diesel fuel for our mobile fleet. Under the terms of this agreement, which matured in February 2011, we received the DOE published monthly average price per gallon and paid a fixed rate of $3.25 per gallon. We designated this swap as a cash flow hedge of future cash flows associated with our diesel fuel payments. We recorded effective changes in the fair value of the swap through comprehensive income (loss) and reclassified gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel was purchased. Settlement amounts under this swap were not material for the nine months ended September 30, 2011. For the nine months ended September 30, 2011, amounts recognized in other (income) and expense, net were not material.
During the second quarter of 2011, we entered into a diesel fuel swap agreement that has a notional quantity of 450,000 gallons, or 37,500 gallons per month, to hedge future cash payments associated with purchasing diesel fuel for our mobile fleet. Under the terms of this agreement, which matured in April 2012, we received the DOE published monthly average price per gallon and paid a fixed rate of $4.31 per gallon. We designated this swap as a cash flow hedge of future cash flows associated with our diesel fuel payments. We recorded the effective changes in the fair value of the swap through comprehensive income (loss), reclassifying gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel is purchased. Settlement amounts under this swap were not material for the nine months ended September 30, 2012. For the nine months ended September 30, 2012, amounts recognized in other (income) and expense, net were not material.
Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third-party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. At September 30, 2012, we had cash and cash equivalents of $79.2 million, of which $0.6 million was held in accounts that are with third-party financial institutions which exceed the FDIC insurance limits. At September 30, 2011, we had cash and cash equivalents of $40.3 million, of which $33.8 million was held in accounts that are with third-party financial institutions which exceed the FDIC insurance limits.

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
On December 29, 2011, we received notice of an award by the arbitration panel, which awarded us $2.5 million in damages for breach of contract claims, plus prejudgment interest at 9% under New York law from July 29, 2008 (which interest continues to accrue until the award is paid in full); $0.3 million for two other indemnification claims; $1.5 million for attorneys’ fees and expenses; and $0.1 million for arbitration expenses. The award also provides that approximately $1.3 million of a remaining indemnification cap created in connection with the acquisition is available for future indemnification claims, including with respect to the potential government claim discussed above, and must be satisfied by the former owners of MOS. On January 25, 2012, one of the former owners of MOS paid $0.7 million to us, and on February 17, 2012, the same owner released $0.6 million to us from amounts held in an indemnification escrow related to the acquisition. On January 25, 2012, we filed an action in the United States District Court for the Northern District of Illinois to confirm the award as a judgment against the other former owner of MOS that has refused to satisfy its obligations under the award. On June 18, 2012, the Court confirmed the award and entered judgment in accordance with the award against the other former owner of MOS. No appeal was taken from the Court confirmation of the award, and the other former owner of MOS has consented to the release of $1,776 remaining in the indemnification escrow, and has paid the Company an additional $2,231. Following these payments, an additional $1,197 will be due from the former owners of MOS in the context of the government seeking repayment and penalties, as described below.
The government has conducted an investigation into the retail billing compliance issues raised by the MOS conduct discovered by Alliance and voluntarily reported to the government, and is in the process of seeking repayment and penalties relating to the billing practice. Based upon negotiations with representatives of the U.S. Department of Justice (“DOJ”) that have occurred subsequent to the quarter end on September 30, 2012, the Company does not expect that such repayment and penalties taken as a whole would have a material effect on the Company’s results of operations, cash flows or financial position because the Company believes the amounts it may owe will be substantially off-set by the amounts awarded to the Company by the arbitration panel and future recoveries under the indemnification provisions or otherwise. The outcomes of these matters are uncertain and management cannot reasonably estimate possible losses or a range of losses that might result from resolution of such matters. Accordingly, no amounts have been accrued.
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
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2011, a description of risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this quarterly report on Form 10-Q. There have been no material changes in the Company's risk factors from those disclosed in Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

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

10.25
Credit Agreement, dated as of December 1, 2009, among Alliance HealthCare Services, Inc., the financial institutions listed on the signature pages thereof and Deutsche Bank Trust Company Americas, as administrative agent for the lenders.(15)

10.26
Amendment No. 1, dated as of September 27, 2011, to Credit Agreement, dated as of December 1, 2009, among Alliance HealthCare Services, Inc., the financial institutions listed on the signature pages thereof and Deutsche Bank Trust Company Americas, as administrative agent for the lenders.(16)

10.27
Amendment No. 2 to Credit Agreement, effective November 6, 2012, among Alliance HealthCare Services, Inc., Deutsche Bank Trust Company Americas, as administrative agent and the lenders party thereto.(17)

10.28*	Form of Letter Agreement Evidencing Retention Bonus Arrangements with Executive Officers, dated as of January 31, 2012, with schedule of individual bonus amounts.(18)

10.29*	Schedule of 2012 Executive Officer Compensation.(18)

10.30*	Schedule of Non-Employee Director Compensation.(18)

10.31*	Offer Letter, dated as of May 31, 2012, between Larry C. Buckelew and Alliance HealthCare Services Inc.(19)

10.32*	Offer Letter, dated as of May 31, 2012, between Michael J. Shea and Alliance HealthCare Services Inc.(19)

21.1	Subsidiaries of the Registrant.(7)

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(20)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(20)

101
The following materials from Alliance’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (a) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (b) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarters and nine months ended September 30, 2012 and 2011; (c) Condensed Consolidated Statements of Cash Flows for the nine months ended Septmeber 30, 2012 and 2011; and (d) Notes to Condensed Consolidated Financial Statements.(21)

_________________

(1)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-4, No. 333-60682, as amended.

(2)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1, No. 333-64322, as amended.

(3)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 001-16609).

(4)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-16609).

(5)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-16609).

(6)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-16609).

(7)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-16609).

(8)	Incorporated by reference to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated March 16, 2007 (File No. 001-16609)

(9)	Incorporated by reference to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated April 16, 2007 (File No. 001-16609)

(10)	Incorporated by reference to exhibits filed in response to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 14, 2007 (File No. 001-16609)

(11)	Incorporated by reference to exhibits filed in response to Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated February 17, 2009 (File No. 001-16609)

(12)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16609)

(13)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-16609)

(14)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-16609).

(15)	Incorporated by reference herein to the indicated Exhibit response in Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 4, 2009 (File No. 001-16609)

(16)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-16609).

(17)	Incorporated by reference herein to the indicated Exhibit response in Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated November 6, 2012 (File No. 001-16609)

(18)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-16609)

(19)	Incorporated by reference to exhibits filed in response to Item G, "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-16609).

(20)	Filed herewith.

(21)
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

ALLIANCE HEALTHCARE SERVICES, INC.

November 7, 2012	By:	/s/ LARRY C. BUCKELEW
Larry C. Buckelew
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

November 7, 2012	By:	/s/ HOWARD K. AIHARA
Howard K. Aihara
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 7, 2012	By:	/s/ NICHOLAS A. POAN
Nicholas A. Poan
Senior Vice President, Corporate Finance and Chief Accounting Officer (Principal Accounting Officer)