Form 10-K
period 2012-12-31
Alliance HealthCare Services, Inc
filed 2013-03-15
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012
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
(Address of principal executive office)
Registrant’s telephone number, including area code: (949) 242-5300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01	NASDAQ Stock Market, LLC
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012, based upon the closing price of the Common Stock as reported by the New York Stock Exchange on such date, was $53.2 million.
The number of shares outstanding of Common Stock, $.01 par value, as of March 14, 2013 was 10,607,810 shares.
Documents Incorporated by Reference
The registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2012 is incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
Statements regarding the following subjects, among others, are forward-looking by their nature:
(a) future legislation and other healthcare regulatory reform actions, and the effect of that legislation and other regulatory actions on our business,
(b) our expectations with respect to future MRI, PET/CT and radiation oncology volumes and revenues,
(c) the effect of seasonality on our business,
(d) expectations with respect to capital expenditures in 2013, and
(e) the effect of recent accounting pronouncements on our results of operations and cash flows or financial position.
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

ITEM 1.	BUSINESS
General
We are a leading national provider of advanced outpatient diagnostic imaging and radiation therapy services, based upon annual revenue and number of systems deployed. Our principal sources of revenue are derived from providing magnetic resonance imaging (“MRI”) and positron emission tomography/computed tomography (“PET/CT”) services through our Imaging Division and radiation oncology services through our Radiation Oncology Division. Unless the context otherwise requires, the words “we,” “us,” “our,” “Company” or “Alliance” as used in this Annual Report on Form 10-K refers to Alliance HealthCare Services, Inc. and our direct and indirect subsidiaries. We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. We also provide services through fixed-site imaging centers, primarily to hospitals or health systems. Our imaging services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which include only the use of our imaging systems under a short-term contract. We operate our radiation oncology business through our wholly owned subsidiary, Alliance Oncology, LLC, which we sometimes refer to as our Radiation Oncology Division. This division includes a wide range of services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, actual radiation oncology delivery, therapy management and follow-up care. Our services include the use of our linear accelerators or stereotactic radiosurgery systems, therapists to operate those systems, administrative staff, equipment maintenance and upgrades, and management of day-to-day operations.
MRI, PET/CT and radiation oncology services generated 42%, 33% and 18% of our revenue, respectively, for the year ended December 31, 2012 and 42%, 34% and 15% of our revenue, respectively, for the year ended December 31, 2011. Our remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (“CT”), professional radiology services, and management contract revenue. We had 490 diagnostic imaging and radiation oncology systems, including 267 MRI systems (of which 19 are operating leases) and 119 positron emission tomography (“PET”) or PET/CT systems (of which 9 are operating leases) and served over 1,000 clients in 45 states at December 31, 2012. We operated 128 fixed-site imaging centers (one in an unconsolidated joint venture), which constitute systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups’ offices, parked mobile systems, and free-standing fixed-site imaging centers, which include systems installed in a medical office building, ambulatory surgical center, or other retail space at December 31, 2012. Of the 128 fixed-site imaging centers, 97 were MRI fixed-site imaging centers, 21 were PET or PET/CT fixed-site imaging centers, ten were other modality fixed-site imaging centers and one was in an unconsolidated joint venture. We also operated 29 radiation oncology centers and stereotactic radiosurgery facilities (including one radiation oncology center as an unconsolidated joint venture) at December 31, 2012.
We generated approximately 81% and 80% of our revenues for the year ended December 31, 2012 and 2011, respectively, by providing services to hospitals and other healthcare providers; we refer to those revenues as wholesale revenues. We typically generate our wholesale revenues from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients’ receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases its own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Competitive pressures also affect our pricing.
We generated approximately 19% and 20% of our revenues for the year ended December 31, 2012 and 2011, respectively, by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities; we refer to these revenues as retail revenues. We generate our revenue from these sites from direct billings to patients or their third-party payors, including Medicare, and we record this revenue net of contractual discounts and other arrangements for providing services at discounted prices. We typically receive a higher price per scan, or treatment, under retail billing than we do under wholesale billing.
Fixed-site imaging centers and radiation oncology centers can be structured as either wholesale or retail arrangements. Our contracts for radiation oncology services average approximately 8 to 15 years in length. We include revenues from these centers in either our wholesale or retail revenues.

Our clients contract with us to provide diagnostic imaging and radiation oncology systems and services to:

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
Significant 2012 Corporate Events
On April 28, 2012, we announced the appointment of Larry C. Buckelew as Interim Chief Executive Officer ("CEO"), which became effective on June 1, 2012, immediately succeeding Paul S. Viviano. Mr. Buckelew has served Alliance HealthCare Services since 2009 as a company director, including membership on the Audit and Compensation Committees. Previous to Mr. Buckelew's appointment as CEO, he served as President and CEO of Gambro Healthcare, Inc. from November 2000 through October 2005, and served in numerous executive and management positions, including positions with American Hospital Supply Corporation, Baxter International, Inc., Sunrise Medical, Inc., Teleflex, Inc., and Surgical Services, Inc. Upon Mr. Buckelew's appointment, he resigned from both the Audit and Compensation Committees of our Board of Directors.
Effective June 1, 2012, Richard A. Jones was appointed as President of the Imaging Division of Alliance HealthCare Services. Mr. Jones has been with Alliance since December 23, 1996, serving as Regional Vice President of the Northeast region from December 2003 to October 2008, then as Senior Vice President of the Northeast region from October 2008 to August 2011 and since August 2011 as Executive Vice President of the Imaging Division.
Effective June 4, 2012, Michael Shea was appointed as Chief Operating Officer. Previously, Mr. Shea was a Senior Vice President of Operations at DaVita, Inc. for operations in California, Nevada, and Arizona. Mr. Shea was also the senior executive in charge of DaVita’s Hospital Services Group. Prior to DaVita, he was the Senior Vice President of Business development and marketing at TeamHealth, a publicly held outsourced physician services company.
In October 2012, we reached an agreement with our lenders for a second amendment to our Credit Agreement ("the amendment") dated December 1, 2009. The amendment modified the existing financial covenants, now requiring us to maintain a maximum ratio of consolidated total debt to Consolidated Adjusted EBITDA less minority interest expense of 5.00 to 1.00 through September 30, 2014, 4.75 to 1.00 from October 1, 2014 through September 30, 2015, 4.50 to 1.00 from October 1, 2015 through December 31, 2015 and 4.25 to 1.00 thereafter. The minimum ratio of consolidated Adjusted EBITDA less minority interest expense to consolidated interest expense will remain unchanged (See Note 2 to our Consolidated Financial Statements included elsewhere in this Report).
In connection with the execution of the amendment, we raised $30.0 million from the sale of certain imaging assets, which we then leased from the purchasers under competitive terms. The $30.0 million in proceeds from the sale and lease transactions was combined with $44.5 million of our own cash to make a total payment of $74.5 million to permanently reduce borrowings outstanding under the term loan facility. This prepayment made in connection with the amendment satisfies all future mandatory amortization payments under the terms of the Credit Agreement, which matures in June 2016.
On December 7, 2012, our Board of Directors approved a 1-for-5 reverse stock split for our outstanding common stock (the “Reverse Stock Split”). The Reverse Stock Split was effective as of the close of trading on December 26, 2012, and our common stock commenced trading on a post-split basis at the opening of the market on December 27, 2012.
On January 31, 2013, our common stock was approved for listing on The NASDAQ Global Market (“NASDAQ”). Our common stock ceased trading on the New York Stock Exchange as of the closing of the market on February 8, 2013, and commenced trading on NASDAQ at the opening of the market on February 11, 2013.
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
MRI
MRI technology involves the use of high-strength magnetic fields to produce computer-processed cross-sectional images of the body. Due to its superior image quality, MRI is the preferred imaging technology forevaluating soft tissue and organs, including the brain, spinal cord and other internal anatomy. With advances in MRI technology, MRI is increasingly being used for new applications such as imaging of the heart, chest and abdomen. MRI can detect conditions like multiple sclerosis, tumors, strokes, infections, and injuries to the spine, joints, ligaments, and tendons. Unlike X-Rays and CT, which are other diagnostic imaging technologies, MRI does not expose patients to potentially harmful radiation.
MRI technology was first patented in 1974, and MRI systems first became commercially available in 1983. Since then, manufacturers have offered increasingly sophisticated MRI systems and related software to increase the speed of each scan and improve image quality. Magnet strengths are measured in tesla, and MRI systems typically use magnets with strengths ranging from 0.2 to 3.0 tesla. The 1.0 and 1.5 tesla strengths are generally considered optimal because they are strong enough to produce relatively fast scans but are not so strong as to create discomfort for most patients. Manufacturers have worked to gradually enhance other components of the machines to make them more versatile. Many of the hardware and software systems in recently manufactured machines are modular and can be upgraded for much lower costs than purchasing new systems.
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

Radiation Oncology
Radiation oncology is the medical practice of delivering radiation therapy under the direction of a trained physician, a radiation oncologist. Radiation oncology uses ionizing radiation to most commonly treat cancer, along with non-malignant conditions. In general, radiation therapy is delivered in daily treatments over a period that varies from a single day (single treatment) to many weeks (40 or more treatments). Ionizing radiation damages a cell's DNA and other vital macromolecules that the cell and the body then has to repair. Cancer cells are less able to repair the DNA and macromolecules damage than are normal healthy cells, which usually can repair the damage in the first 4-6 hours after an individual treatment. Over the period during and after the radiation therapy is delivered in one or more daily radiation therapy treatments, the cancer cells are preferentially destroyed while normal cells are able to recover. Eventually, the cancer cells within the irradiated volume are reduced in number and eradicated while the normal surrounding tissue survives-effecting a cure, or control of the disease in that treated volume.
We estimate that approximately 50-60% of all newly diagnosed cancer patients today will be treated with some form of radiation therapy for their cancer therapy, throughout their life time. Radiation therapy often is used together with other oncology treatments such as chemotherapy and surgery. A typical radiation oncology department provides a wide range of services for cancer patients. These include: initial consultation; preparation for treatment; imaging, planning, and simulation for the treatment; delivery of radiation therapy treatments; management of the total course of therapy; and follow-up care. A number of different technologies can deliver the radiation, including linear accelerators and radioactive isotopes.
Our radiation oncology business offers the following treatment options:

•
Conventional beam therapy (“CBT”). CBT is the least sophisticated, but the most established form of radiation therapy delivered by a linear accelerator. It is the simplest form to deliver, using two dimensional planning, and is typically reserved for use in patients where high precision and conformality of the radiation therapy is not required or when a cure is not envisioned (palliative care).

•
3-D conformal radiation therapy (“3D-CRT”). 3D-CRT uses three dimensional imaging data and three dimensional treatment planning to more accurately and effectively plan and deliver linear accelerator radiation treatments. It is the most common form of technology used in practices and may be supplanted by IMRT or in conjunction with IGRT when the specific case requires a higher level of precision or conformality.

•
Intensity modulated radiation therapy (“IMRT”). IMRT entails the use of hundreds to thousands of beams or beamlets of radiation delivered by a linear accelerator whose intensity is adjusted individually during that actual daily treatment delivery to allow the radiation that is delivered to conform as closely as possible to the three dimensional volume of the tumor and simultaneously reduce the dose to neighboring normal healthy tissues. It requires extremely sophisticated and time consuming treatment planning to determine what beam's shapes and orientations should be used and what their intensities should be to provide the optimal patient treatment based on the patient's anatomy of their normal tissues and the targeted tumor volume. Extensive treatment quality assurance is required to insure that all the beams are modulated and delivered correctly.

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

•
Stereotactic radiosurgery (“SRS”) and Stereotactic Body Radiotherapy (“SBRT”). Originally developed for intracranial applications (SRS) but now being used in a range of extracranial applications (SBRT) such as spine, lung, liver, prostate, and other disease sites, SRS/SBRT delivers a very high dose of radiation in one to five treatments as opposed to the 10 to 40 treatments used for 3D-CRT, IMRT and IGRT. SRS/SBRT needs to be as precisely planned for and delivered as possible because a very high dose of radiation therapy is delivered in five or fewer treatments and results in a more potent dose effect that destroys all cells, cancer and normal alike, that reside within the targeted volume; this results in a “surgical ablative” response to the treated volume. SRS/SBRT is delivered with a range of advanced technologies such as the CyberKnife®, Gamma Knife®, BrainLab™, Novalis-Tx™, TrueBeam STx™, Trilogy™, VERO, TomoTherapy®, Elekta Infinity™ and Axesse™.

•
Low dose rate brachytherapy (“LDR”). LDR allows the radiation oncologist to treat cancer by delivering the dose of radiation from the “inside out.” Radioactive isotopes encased in a metal jacket the size of a grain of rice (“seeds”) are implanted directly in the tumor through needles, with the seeds permanently left in place, or left in place temporarily within catheters (thin hollow tubes) and removed with the catheters when treatment is completed. The radioactive isotopes decay over time (days to years) to an inert form and in the process gradually release ionizing radiation, called gamma rays, which are generally of low energy and thus deposit their therapy over short distances thereby treating the cancer over time (hours to days).

•
High dose rate brachytherapy (“HDR”). Like LDR, HDR allows the radiation oncologist to treat cancer by delivering the dose of radiation from the “inside out.” Unlike LDR, HDR utilizes temporary seeds, made of radioactive isotopes, that deliver a much higher dose of radiation over a much shorter period of time. These seeds are inserted and removed several times, over several minutes, one to two times per day, for 1-30 treatments delivered over 1-45 days, through catheters that are left in place for the entire course of care and then removed when the treatment course is completed.
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

•
Hospitals and clinics. Imaging and/or radiation oncology systems are located in a hospital or clinic. These systems are primarily used by patients of the hospital or clinic, and the hospital or clinic bills third-party payors, such as health insurers, including Medicare or Medicaid.

•
Independent centers. Systems are located in permanent facilities not generally owned by hospitals or clinics. These centers depend upon physician referrals for their patients and generally do not maintain dedicated, contractual relationships with hospitals or clinics. In fact, these centers may compete with hospitals or clinics that have their own systems to provide imaging and/or radiation oncology services to these patients. Like hospitals and clinics, these centers bill third-party payors for their services.

All of our radiation oncology services are provided in a hospital setting or at an independent radiation oncology center.
Our Competitive Strengths
A leading national provider of shared-service and fixed-site MRI and PET/CT services
We are a leading national provider of shared-service and fixed-site MRI and PET/CT services, based on annual revenue and number of diagnostic imaging systems deployed. As of December 31, 2012, we had 267 MRI systems and 119 PET or PET/CT systems in operation. Our size allows us to achieve operating, sourcing and administrative efficiencies, including (i) the ability to maximize utilization through efficient deployment of our mobile systems and (ii) equipment and medical supply sourcing savings and favorable maintenance contracts from equipment manufacturers and other suppliers.
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
Exclusive, long-term contracts with a diverse client base
We primarily generate revenues from exclusive, long-term contracts with hospitals and other healthcare providers. These contracts average approximately three years in length for mobile services, approximately five to 10 years in length for fixed-site arrangements and approximately 10 to 20 years in length for radiation oncology contracts. During the year ended December 31, 2012, no single client accounted for more than 2% of our revenue.
Reduced reimbursement risk
For the year ended December 31, 2012, we generated approximately 81% of our revenues by billing hospitals and other healthcare providers rather than billing patients or other third-party payors. These payments are due to us regardless of the clients’ receipt of payment from patients or reimbursement from third-party payors, including commercial payors, Medicare and Medicaid. Importantly, this contrasts with the vast majority of other diagnostic imaging and radiation oncology providers, who typically collect directly from patients and third-party payors and are therefore directly exposed to reimbursement cuts and higher experiences of bad debt. Our wholesale model reduces our exposure to patient bad debt, as evidenced by our bad debt expense of only 0.6% of revenues for the year ended December 31, 2012. Further, our short-term exposure to Medicare reimbursement cuts is limited because we received only approximately 4% of our imaging revenues directly from Medicare for the year ended December 31, 2012.
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
Our Services
We provide our outsourcing imaging services on the following bases:

•
Shared Service. We offered 55% of our systems on a part-time basis. These systems are located in mobile trailers that we transport to our clients’ locations. We schedule deployment of these mobile systems so that multiple clients can share use of the same system. The typical shared-service contract has a term of approximately three years.

•
Full-Time Service. We offered 32% of our systems on a full-time, long-term basis. These systems are located in either mobile units or buildings located at or near a hospital or clinic. We provide full-time service systems for the exclusive use of a particular hospital or clinic. We typically offer full-time services under contracts that range from five to 10 years in length. Our relationships with our higher-volume shared-service clients have, from time to time, evolved into full-time arrangements.

•
Interim and Rental Services. We offered 13% of our systems to clients on an unstaffed basis. These systems are located in mobile trailers that we transport to our clients’ locations. These clients may be unable to maintain the extra capacity to accommodate periods of peak demand for imaging services or may require temporary assistance until they can develop permanent imaging service centers at or near their facilities. Generally, we do not provide technologists to operate our systems in these arrangements.

We offer all of our radiation oncology services on a full-time, long-term basis.
Our Strategy
We are committed to three initiatives to counter the pressures that persist in the economy and healthcare services industry. The three critical elements that we have defined to drive Alliance's continued success are:

•	to grow imaging services,

•	to expand radiation oncology services and

•	to drive a culture of organizational efficiency.
Grow Imaging Services
Our Imaging Division has proactively defined and developed a plan to grow imaging services. Now that the imaging division has been stabilized, we have centered our plan on two key areas:

•	developing a compelling value proposition

•	driving operating efficiency/cost structure.
Developing a Compelling Value Proposition

We believe we are market leaders in being a hospital-centric partner. Our traditional wholesale model is well received and has a proven track record of success. Alliance is building on the success of this model by creating an expanded value proposition that we believe will make us indispensible to our customers. We have engaged a sales consulting firm that is assisting in designing a refined sales strategy and shaping a compelling value proposition to offer to hospital customers. We will continue to offer the traditional services for which Alliance is well known, however, our expanded offerings are being designed to maximize profitability for our hospital customers. We intend to help augment the performance of radiology departments by offering expert consulting and value-added services such as- strategy and analytics, market intelligence, staff recruiting and training, understanding referral patterns and driving operational excellence initiatives and efficiencies.
We have undertaken extensive market and customer segmentation work, which we have used to tailor the value proposition to different types, or segments, of hospital customers. The segmentation effort was useful in terms of providing focused efforts in the most profitable and cost efficient manner. As a result of this process, we divided the sales force into two business development teams with an executive leading each team. The first team is focused on driving new, high-quality sales opportunities more quickly and the second team is dedicated to improving contract renewals of existing customers. Some of our sales initiatives include assessing talent and staffing levels, new training programs and next-generation sales force management program development, which includes defining new sales and renewals processes, metrics and redesigned reporting. Additionally, the sales and business development compensation programs have were revamped to align the refined strategies with our focus on how best to meet our customers' needs. We are focused on continuing to improve sales management and sales support infrastructure to increase the pace of new business and retain current customers through renewals. We believe a strengthened sales force will enable us to further diversify our business, pursue growth in low market share territories and focus on converting mature mobile customers to fixed-sites. We believe that the ability of our sales force to effectively cross-sell mobile and fixed-site MRI, mobile and fixed-site PET/CT, radiation oncology, professional radiology services and women's breast healthcare centers will provide us with future growth and margin enhancement.
Finally, in conjunction with our refined sales strategy, we have launched a process to revamp our core marketing processes. This initiative includes new training programs for our account executives, identifying core metrics and dashboards to be monitored against, developing territory plans and implementing a national marketing program, which includes new messaging, collateral and content management. Additionally, we are refocusing the Imaging Division's marketing footprint by identifying locations with high probability for success given macro factors, contractual factors and renewal priorities.
Driving Operating Efficiency/Cost Structure
Our Imaging Division is dedicated to managing the core imaging business in an efficient and cost effective manner in order to provide continued generation of strong operating cash flow. We have decreased the number of our regions in our Imaging Division from four to two, while continuing to standardize policies and procedures nationwide. In doing so, we believe we will continue to benefit from our regional managements' direct contact and knowledge of markets we serve, while enhancing quality, consistency and efficiency across the regions.
The significant cost savings program initiated during 2011 was heavily concentrated within our Imaging Division and supported our operating efficiency initiative. This cost savings effort has strengthened our Imaging Division on a national scale by restructuring routes of the mobile fleet to minimize logistical costs, appropriately aligning staffing levels with utilization and optimizing sourcing opportunities with all of our suppliers, including service contract providers and medical supply vendors. To support this program, we invested in a full time procurement office to manage these efforts company-wide and renegotiate price and terms on our behalf. Further, we retired many systems from our fleet during 2012 by employing more efficient routing and eliminating customers that were unprofitable or marginally profitable. During 2012 we traded-in or sold 45 MRIs, 10 PET/CTs, and 31 other systems. This exercise enabled us to eliminate the on-going maintenance of these systems as well as reduce unnecessary overhead required to manage a large mobile fleet. As a result of these efforts and the decision to terminate unprofitable customers, our revenue declined $21.4 million, or 4.3%, in 2012 while our cost of revenue declined $26.5 million, or 9.5%, and total expenses including SG&A decreased $27.6 million, or 7.7%, compared to 2011, mostly stemming from our careful analysis of appropriately reducing our existing customer base in light of customer profitability.
As we enter 2013, we will continue to examine possible reduction to our costs through consistent tracking of customer profitability, seeking further expense reductions and maximizing operational efficiencies to improve margins. To do so, in 2012, we created and continue to create dynamic reporting tools and dashboards to optimize business objectives and provide visibility into the cost drivers of our business. We are also consistently assessing the talent levels of our management team and in 2012 we reorganized our Imaging Division's organizational structure to align with our company-wide strategy of investing in strategic leadership. We believe these efforts will enable our Imaging Division to continue to operate our mobile, shared-service and fixed-site MRI and PET/CT business to maximize efficiency, clinical excellence and cash flow.
Expand Radiation Oncology Services

Radiation oncology is an established, growing form of treatment that has exhibited strong operating margins and a strong return on investment for us to date. Radiation oncology represents a significant opportunity for us, as we believe PET/CT technology is increasingly used for the early detection of cancer and approximately 50-60% of new cancer cases are treated with radiation oncology each year. Our Radiation Oncology Division has grown significantly over the past few years through both de-novo development and strategic acquisitions. For example, through the acquisition of US Radiosurgery in 2011, we added eight stereotactic radiosurgery facilities to our existing portfolio of centers and has greatly expanded our pipeline of SRS projects. During 2012 we opened three de-novo SRS facilities, and as of December 31, 2012, we operated 29 radiation oncology centers (one in unconsolidated joint ventures), including 17 in dedicated SRS facilities.
We plan to continue to grow and expand our Radiation Oncology Division by fully integrating our spectrum of care offerings, with an emphasis on opening de-novo centers and driving industry-leading volume growth. We intend to find the best solution to address customer needs and become indispensible to our customers. We believe the opportunities that exist in the radiation therapy clinical service line remain strong, especially in the SRS segment. Relative to our sales strategy, we are creating metrics and pricing tools and performing extensive market assessments to drive appropriate investment decisions. Lastly, we are aligning the incentive plans of our business development team to the growth initiatives for de-novo openings that exhibit stronger returns on capital, as well as assessing appropriate support levels needed to drive the sales strategy.
In pursuit of our company-wide initiative to monitor performance of existing customers and centers more effectively, in 2012 we undertook a performance assessment of our Radiation Oncology Division, including its existing facilities and partnerships. As a result of this analysis, we developed specific action plans for each center based on the review. Action plans included initiatives to focus on driving volume growth through adding SBRT capability to select existing linear accelerator systems and increased marketing efforts at well-performing facilities. Additionally, we created specific action plans for improvement or divesture for underperforming sites with targeted dates of completion. We implemented these action plans effectively, and sold or closed 10 of our radiation oncology centers during 2012. We continue to be focused on driving volume and efficiency plans at our existing centers.
Drive a Culture of Organizational Efficiency
We have executed on a company-wide transformation project to take advantage of organizational efficiencies across the entire organization. These efforts have improved efficiency and quality of service while reducing costs and maximizing the internal and external customer service levels we provide. This initiative supports the Imaging and Radiation Oncology clinical service lines by establishing a framework for company-wide excellence and provides specific service level training to our support service functions. In addition, we have completed a corporate administrative restructuring and are assessing all functions of our business for productivity efficiencies. We have engaged consultants to assist in lean process improvements and are closely reviewing all administrative costs for savings opportunities. During 2011 and 2012 we achieved approximately $36 million in annualized savings company-wide by executing on the cost efficiency initiatives described, which exceeded the annualized savings goal announced in August 2011 of $20.0 million to $25.0 million.
We continue to invest significantly in leadership development, talent management and performance, training, incentives and recognition. Additionally, we have invested in our recruiting team to develop our recruiting organization, upgrade talent in key positions through active program management and develop recruiting scoreboards. We believe these investments are necessary to sustain and ensure our success in the long-term.
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

Wholesale payments under our contracts are due to us independent of our clients’ receipt of retail reimbursement from third-party payors. We generated approximately 81% of our revenues for the year ended December 31, 2012 by providing these services to hospitals and other healthcare providers. To a lesser extent, we generate our revenues from direct billings to patients or their medical payors. We generated approximately 19% of our revenues for the year ended December 31, 2012 by providing services directly to patients or their medical payors. We typically reserve the right to reduce a client’s number of service days or terminate an unprofitable contract.
Systems
As of December 31, 2012, we had 490 diagnostic imaging and radiation oncology systems, including 267 MRI systems, 119 PET or PET/CT systems, and 104 other systems, substantially all of which we own. We operated 128 fixed-site imaging centers (one in an unconsolidated joint venture), which are classified into three categories. The first category is hospital-based fixed-site imaging centers, which includes systems installed in hospitals or other buildings on hospital campuses, including modular buildings. The second category is physician-based fixed-site imaging centers, which includes systems installed inside medical groups’ offices, most of which are owned by hospitals. The third category is free-standing fixed-site imaging centers, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space. Of the consolidated fixed-site imaging centers, 85 were hospital-based fixed-site imaging centers, 23 were physician-based fixed-site imaging centers, and 19 were free-standing fixed-site imaging centers. Of the 128 fixed-site imaging centers we operated at December 31, 2012, 97 were MRI fixed-site imaging centers, 21 were PET/CT fixed-site imaging centers, ten were other modality fixed-site imaging centers, and one was an unconsolidated joint venture. We have made significant investments in our systems in an effort to ensure that we maintain the newest, most advanced imaging systems that meet our clients’ needs. Moreover, because we can upgrade most of our current MRI and PET/CT systems, we believe we have reduced the potential for technological obsolescence. We also operated 29 radiation oncology centers and stereotactic radiosurgery facilities (including one radiation oncology center in an unconsolidated joint venture) at December 31, 2012.
We purchase our imaging and radiation oncology systems from major medical equipment manufacturers, primarily General Electric Medical Systems, Siemens Medical Systems, Philips Medical Systems, Varian Medical Systems, Elekta and Accuray, Inc. Generally, we contract with clients for new or expanded services before we order new imaging systems. This practice reduces our system utilization risk. As one of the largest commercial purchasers of MRI and PET/CT systems in the United States, we believe we receive relatively attractive pricing for equipment and service contracts from these equipment manufacturers.
Regional Structure / Segments
We divide our imaging operations into two geographic regions. None of our revenues for the years ended December 31, 2012, 2011 and 2010 were derived from business outside the United States. We believe we will continue to benefit from our regional managers’ direct contact with and knowledge of the markets we serve, which allows us to address the specific needs of each local operating environment. Each region continues to market, manage and staff the operation of its imaging systems and is run as a separate profit center responsible for its own revenues, expenses and overhead. To complement this regional arrangement, we continue to have standardized contracts, operating policies and other procedures that we implement nationwide in an effort to ensure quality, consistency and efficiency across all regions. We run radiation oncology as a separate profit center responsible for its own revenues, expenses and overhead, and we manage it on a national basis. For the purposes of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” we have two reportable segments, Imaging and Radiation Oncology, based on similar economic and other characteristics. See Note 17 of the Notes to the Consolidated Financial Statements for financial information about our segments.
System Management and Maintenance
We actively manage deployment of our imaging systems to increase their utilization through the coordinated transportation of our mobile systems using 150 power units, which are large trucks that pull the trailers, or coaches, that house and transport our mobile systems. We examine client requirements, route patterns, travel times, fuel costs and system availability in our deployment process. We currently schedule our shared-service MRI and PET/CT systems for as little as one-half day and up to seven days per week at any particular client, with an average usage of 1.5 days per week per client. Drivers typically move the systems at night and activate them upon arrival at each client location so that the systems are operational when our technologists arrive.
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

Sales and Marketing
As of December 31, 2012, our national sales and business development force and sales support staff consisted of 26 members. These employees identify and contact potential clients and encourage current customers to renew their contracts with us and expand their business with us. The sales force is organized nationally under leadership in each of the Imaging and Radiation Oncology Divisions. The Imaging Division is under the oversight of two senior vice presidents, one who focuses on driving new sales and one who leads the initiative for renewals of current customers. The Radiation Oncology Division is under the oversight of a senior vice president and regional management. Some of our executive officers and senior vice presidents also spend a portion of their time participating in contract negotiations. As of December 31, 2012, we also had 35 marketing representatives who are focused on increasing the number of scans or treatments performed with our systems by educating physicians and radiation oncologists about our new imaging and radiation oncology applications and service capabilities.
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
We are, and expect to continue to be, subject to competition in our targeted markets from businesses offering diagnostic imaging and radiation oncology services, including existing and developing technologies. Many companies are engaged in the shared-service and fixed-site imaging market, including two national competitors and many smaller regional competitors. These competitors include RadNet, Inc., Center for Diagnostic Imaging (which purchased InSight Health Services Corp. in 2012), Diagnostic Imaging Group, American Radiology Services and several smaller regional competitors, including Medquest, Inc., Shared Medical Services, Kings Medical Company Inc. and DMS Health Group. We also face numerous competitors in the radiation oncology market, including Radiation Therapy Services, Inc., Vantage Oncology, Inc., Oncure Medical Corp., US Oncology, Inc. (a subsidiary of McKesson Corporation since December 30, 2010) and many other smaller regional competitors. While we believe that we had a greater number of diagnostic imaging systems in operation and also had greater revenue from diagnostic imaging services during the year ended December 31, 2012 than our principal competitors, some of our competitors may now or in the future have access to greater resources than we do.
In addition to direct competition from other imaging and radiation oncology providers, we compete with independent imaging centers and referring physicians with diagnostic imaging systems in their own offices, as well as with original equipment manufacturers ("OEMs") that aggressively sell or lease imaging systems to healthcare providers for full-time installation. In recent years, we have seen an increase in direct sales by OEMs of systems to some of our clients. OEMs typically target our higher scan volume clients. These sales efforts by OEMs have resulted in an overcapacity of systems in the marketplace, especially for medical groups that add imaging capacity within their practice settings. This situation has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We typically replace these higher volume scan clients with lower volume clients. Our MRI revenues decreased during the year ended December 31, 2012 compared to 2011. We believe that MRI revenues will continue to decline in future years.
In all of our businesses, we may also experience greater competition in states that currently have certificate-of-need (“CON”) laws if those laws are repealed, thereby reducing barriers to entry in those states.
Employees
As of December 31, 2012, we had 1,720 employees, of whom 1,344 were trained diagnostic imaging technologists, therapists, patient coordinators, other clinical and technical support staff or drivers. In addition, we use independent contractor drivers for some long-haul and rural routes. We believe we have good relationships with our employees.
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
The Anti-Kickback Law is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Law is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, the U.S. Department of Health and Human Services, or DHHS, issued regulations in July 1991, which the DHHS has referred to as “safe harbors.” These safe harbor regulations set forth certain provisions that, if met in form and substance, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Law. Additional safe harbor provisions providing similar protections have been published intermittently since 1991. Our arrangements with physicians, physician practice groups, hospitals and other persons or entities who are in a position to refer may not fully meet the stringent criteria specified in the various safe harbors. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Law, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Law will be pursued. In addition, the Office of Inspector General of the DHHS, or OIG, issued a Special Advisory Bulletin on Contractual Joint Ventures in April 2003. The OIG Bulletin stated the DHHS's concerns regarding the legality of certain joint contractual arrangements between providers and suppliers of health care items or services. The OIG Bulletin identified characteristics of arrangements the OIG may consider suspect, and focused on arrangements in which a healthcare provider expands into a related service, through a joint contractual arrangement with an existing supplier of the related service, to service the healthcare provider's existing patient population. The OIG noted that such arrangements may be suspect when the provider contracts out all or nearly all aspects of the new venture, including the management, to the existing supplier, and provides only an existing patient base. In the OIG Bulletin, the OIG asserted that the provider's return on its investment in such circumstances may be viewed as remuneration for the referral of the provider's federal health care program patients to the supplier, and thus may violate the Anti-Kickback Law.
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
Both federal and state government agencies are continuing heightened and coordinated civil and criminal enforcement efforts. As part of announced enforcement agency work plans, the federal government will continue to scrutinize, among other things, the billing practices of hospitals and other providers of healthcare services. For instance, as enacted by Congress on January 1, 2013, the American Taxpayer Relief Act of 2012, or ATRA, increases the amount of time DHHS may use to recover Medicare overpayments to providers from three to five years. The federal government also has increased funding to fight healthcare fraud, and it is coordinating its enforcement efforts among various agencies, such as the U.S. Department of Justice, or DOJ, the OIG, and state Medicaid fraud control units. Moreover, we expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business. The extent to which future legislation or regulations, if any, relating to health care fraud abuse laws and/or enforcement, may be enacted or what effect such legislation or regulation would have on our business remains uncertain. We believe that the healthcare industry will continue to be subject to increased government scrutiny and investigations.
Federal False Claims Act
Another trend affecting the healthcare industry is the increased use of the federal False Claims Act and, in particular, actions under the False Claims Act's “whistleblower” provisions. Those provisions allow a private individual to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. After the individual has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and to become the primary prosecutor. If the government declines to join the lawsuit, then the individual may choose to pursue the case alone, in which case the individual's counsel will have primary control over the prosecution, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. If the litigation is successful, the individual is entitled to no less than 15%, but no more than 30%, of whatever amount the government recovers. The percentage of the individual's recovery varies, depending on whether the government intervened in the case and other factors. Recently, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, various states are considering or have enacted laws modeled after the federal False Claims Act. Under the Deficit Reduction Act of 2005, or DRA, states are being encouraged to adopt false claims acts similar to the federal False Claims Act, which establish liability for submission of fraudulent claims to the State Medicaid program and contain whistleblower provisions. Even in instances when a whistleblower action is dismissed with no judgment or settlement, we may incur substantial legal fees and other costs relating to an investigation. Future actions under the False Claims Act may result in significant fines and legal fees, which would adversely affect our financial performance and our ability to operate our business.
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
On May 20, 2009, President Obama signed into law the Fraud Enforcement and Recovery Act of 2009 (“FERA”), which greatly expanded the types of entities and conduct subject to the False Claims Act. Further, the PPACA requires Medicare providers, suppliers, and other entities to report and return any overpayment of Medicare or Medicaid funds within 60 days of identifying the overpayment or face potential False Claims Act liability. In February 2012, CMS proposed a rule enacting the 60-day reporting requirement that would also create a 10-year “lookback period,” requiring providers and suppliers to report and return overpayments identified within 10 years of the date the overpayment was received. The proposed rule, if enacted, could require us to expand our recordkeeping, compliance and reporting processes to comply with the rule's requirements. We strive to ensure that we meet applicable billing requirements. However, the costs of defending claims under the False Claims Act, as well as sanctions imposed under the Act, could significantly affect our financial performance.
Health Insurance Portability and Accountability Act of 1996
In addition to creating the new federal statutes discussed above, HIPAA, as amended by the HITECH Act, also establishes uniform standards governing the conduct of certain electronic health care transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by certain covered entities, including health care providers, health plans and health care clearinghouses. As a covered entity, we must comply with the Standards for Privacy of Individually Identifiable Health Information, which restrict our use and disclosure of certain individually identifiable health information. We have been required to comply with the Privacy Standards since April 14, 2003. We must also comply with the Standards for Electronic Transactions, which establish standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures. We have been required to comply with these standards since October 16, 2003. We must also comply with the Security Standards, which require us to implement security measures to protect the security and integrity of certain electronic health information. We have been required to comply with these standards since April 21, 2005. One other standard relevant to our use of medical information has been promulgated under HIPAA. CMS has published a final rule, which required us to adopt Unique Health Identifiers for use in filing and processing health care claims and other transactions by May 23, 2007. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package signed into law on February 17, 2009, included the HITECH Act, which dramatically expanded, among other things, (1) the scope of HIPAA to apply directly to “business associates,” or independent contractors who receive or obtain protected health information (“PHI”) in connection with providing a service to the covered entity, (2) substantive security and privacy obligations, including new federal security breach notification requirements to affected individuals and DHHS and potentially media outlets, of breaches of unsecured PHI, (3) restrictions on marketing communications and a prohibition on covered entities or business associates from receiving remuneration in exchange for PHI, and (4) the civil and criminal penalties that may be imposed for HIPAA violations, increasing the annual cap in penalties from $25,000 to $1.5 million per year. We believe that we are in compliance with all of the applicable HIPAA and HITECH standards, rules and regulations. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.
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
Certificate-of-Need Laws
In some states, a CON or similar regulatory approval is required before the acquisition of high-cost capital items, including diagnostic imaging or radiation oncology systems or provision of diagnostic imaging or radiation oncology services by us or our clients. CON regulations may limit or preclude us from providing diagnostic imaging or radiation oncology services or systems. Revenue from states with CON regulations represented a substantial portion of our total revenue for the year ended December 31, 2012.
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
Reimbursement
We derive most of our revenues directly from healthcare providers, primarily from acute care hospitals, with whom we contract to provide services to their patients. We generated approximately 81% of our revenues for the year ended December 31, 2012, by providing services to hospitals and other healthcare providers. Some of our revenues come from third-party payors, including government programs such as the Medicare and Medicaid programs, that we bill directly. In the year ended December 31, 2012, we derived 19% of our revenues from direct billings to patients and their third-party payors. Services for which we submit direct billings for Medicare and Medicaid patients are paid on a fee schedule basis, and patients are responsible for deductibles and coinsurance.
With respect to our retail business, for services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress had failed to intervene. In the past, when the application of the statutory formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. For 2012, CMS projected a rate reduction of 27.4% from 2011 rates if Congress failed to intervene. On December 23, 2011, President Obama signed into law the Temporary Payroll Tax Cut Continuation Act of 2011, which replaced the Medicare physician payment cut that was scheduled to take place on January 1, 2012, with a 0% update for two months, thereby allowing for continuation of 2011 physician payment rates until February 29, 2012. The 0% update for physician payment rates was extended through December 31, 2012, by the Middle Class Tax Relief and Job Creation Act of 2012, which was signed into law on February 22, 2012. For 2013, CMS projected the formula would result in an aggregate reduction of 26.5% from 2012 payment rates. This reduction was delayed by the enactment of the ATRA on January 2, 2013, which adopted another 0% update to extend 2012 physician payment rates through December 31, 2013.
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
Also with respect to our retail business, for services furnished on or after July 1, 2010, CMS began implementing a 50% reduction in reimbursement for multiple images on contiguous body parts, as mandated by the PPACA. Beginning January 1, 2011, CMS applied the same reduction to certain CT and CT angiography, MRI and MR angiography, and ultrasound services furnished to the same patient in the same session, regardless of the imaging modality, and not limited to contiguous body areas. CMS projected that this expanded policy would reduce payment for 20% more services than the prior multiple procedure payment reduction policy, and would primarily reduce payments for radiology services and to freestanding diagnostic imaging centers, such as our retail business. For 2012, CMS extended this policy to the physician reviews of these imaging services by implementing a 25% multiple procedure reduction to the professional payments to the specialties of radiology and interventional radiology. In addition, beginning in 2013, CMS will expand the 25% multiple-procedure reduction policy to certain other nuclear medicine and cardiovascular diagnostic procedures. At this time, we do not believe that these multiple procedure payment reductions will have a material effect on our future retail revenues.
Other recent legislative and regulatory updates to the Physician Fee Schedule included reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the previous 50% usage rate to a 90% usage rate. This change began in 2010 with a planned four-year phase-in period for MRI and CT scans, but not for radiation therapy and other therapeutic equipment. The PPACA superseded CMS's assumed usage rate for such equipment and, beginning on January 1, 2011, CMS instituted a 75% usage rate. Through enactment of the ATRA, Congress increased the usage rate assumption from 75% to 90% for fee schedules to be developed for 2014 and subsequent years. In 2011, CMS expanded the list of services to which the higher equipment usage rate assumption applies to include certain diagnostic CTA and MRA procedures using similar CT and MRI scanners that cost more than $1 million. We currently estimate that the new usage assumptions for MRI and CT scans under the ATRA will not have a material adverse effect on our future retail revenues.

Also effective January 1, 2011, CMS made further adjustments to the Physician Fee Schedule so that specialties that have a higher proportion of the payment rate attributable to operating expenses such as equipment and supplies, which include radiation oncology, will experience an increase in aggregate payments. In addition, as a result of adjustments to codes identified to be misvalued, radiation oncology specialties and suppliers providing the technical component of diagnostic tests are among the entities that will experience decreases in aggregate payment. Some of these changes are being transitioned over time; for 2013, CMS projects additional aggregate payment reductions of 7% in radiation oncology, 3% in radiology, 3% in nuclear medicine and 7% for suppliers providing the technical component of diagnostic tests. A portion of the payment reduction to radiation oncology stems from revisions to the operating expenses and procedure time allotted to perform IMRT and SBRT. CMS is also undertaking a review of procedure times allotted to other radiation oncology treatments. At this time, we do not believe that these regulatory changes will have a material effect on our future retail revenues.
In addition to annual updates to the Medicare Physician Fee Schedule, as indicated above, CMS also publishes regulatory changes to the hospital outpatient prospective payment system (“HOPPS”) on an annual basis. These payments are bundled amounts received by our hospital clients for hospital outpatient services related to PET scans, PET/CT scans and SRS treatments. Recent adjustments to the HOPPS payments for these procedures have not had a material adverse effect on our revenue and earnings in 2010, 2011 or 2012. Beginning on April 1, 2013, the ATRA requires CMS to reduce the payment associated with Cobalt 60-based SRS treatments to an amount equal to a less-expensive SRS treatment. At this time, we do not believe that this change will have a material adverse effect on our future revenues; however, we cannot predict the effect of future rate reductions on our future revenues or business.
Over the past few years, the growth rate of MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, additional patient-related cost-sharing programs and an increasing trend of third-party payors intensifying their utilization management efforts, for example, through benefit managers who require prior authorizations to control the growth rate of imaging services generally. We expect that these trends will continue. Another recent initiative to potentially reduce utilization of certain imaging services is the Medicare Imaging Demonstration, which is a two-year demonstration project designed to collect data regarding physician use of advanced diagnostic imaging services. This information would be used to determine the appropriateness of services by developing medical specialty guidelines for advanced imaging procedures within three designated modalities (MRI, CT and nuclear medicine). On February 2, 2011, CMS announced that it selected five participants for the demonstration project. The data collection portion of the demonstration concluded on April 1, 2012, and the 18-month intervention portion of the demonstration then went into effect, during which time the appropriateness of a physician's order for diagnostic imaging services is considered at the time the order is entered into the decision support systems being tested. The demonstration is expected to conclude on September 30, 2013.
We cannot predict the full impact of the PPACA on our business. The reform law substantially changed the way health care is financed by both governmental and private insurers. Although certain provisions may negatively affect payment rates for certain imaging services, the PPACA also extended coverage to approximately 32 million previously uninsured people, which may result in an increase in the demand for our services. Other legislative changes have been proposed and adopted since the PPACA was enacted, which also may impact our business. On August 2, 2011, the President signed into law the Budget Control Act of 2011 (“BCA”), which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reduction to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which were scheduled to go into effect on January 2, 2013. The enactment of the ATRA delayed the imposition of the automatic cuts until March 1, 2013. On March 1, 2013, the President signed an executive order implementing the automatic budget reductions. Unless Congress acts to delay or mitigate the reductions, payments to Medicare providers for services furnished on or after April 1, 2013 will be reduced by up to 2% per fiscal year. The full effect of the PPACA, BCA and ATRA on our business is uncertain, and it is not clear whether other legislative changes will be adopted or how those changes would affect the demand for our services.
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

Environmental, Health and Safety Laws
We are subject to federal, state and local regulations governing the storage, use, transport and disposal of materials and waste products, including biohazardous and radioactive wastes. Our PET service and some of our other imaging services require the use of radioactive materials. While this material has a short half-life, meaning it quickly breaks down into inert, or non-radioactive substances, using such materials presents the risk of accidental environmental contamination and physical injury. Although we believe that our safety procedures for storing, handling, transporting and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. We maintain professional liability insurance that covers such matters with coverage that we believe is consistent with industry practice and appropriate in light of the risks attendant to our business. However, in the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management's attention to comply with current or future environmental laws and regulations. We have not had material expenses related to environmental, health and safety laws or regulations to date.
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
Executive Officers of the Registrant
Set forth below is information regarding our executive officers, including their principal occupations for the past five years and their ages as of March 15, 2013. There are no family relationships between any of our executive officers and any other executive officer or board member. Our board of directors elects our executive officers, who serve at the discretion of our board of directors.

Name	Age	Present Position
Larry C. Buckelew	59	Interim Chief Executive Officer and Chairman of the Board of Directors
Michael J. Shea	61	Chief Operating Officer
Howard K. Aihara	49	Executive Vice President and Chief Financial Officer
Richard W. Johns	55	Executive Vice President, General Counsel and Secretary
Richard A. Jones	49	President, Alliance Imaging
Deborah Rodriquez	50	Executive Vice President of Human Resources

Larry C. Buckelew became Chairman of the Board and Interim Chief Executive Officer in June 2012. He has previously served Alliance HealthCare Services since 2009 as a company director, including member of the Audit and Compensation Committees. Mr. Buckelew’s extensive background as a healthcare director and executive includes acting as President and Chief Executive Officer of Gambro Healthcare, Inc. from November 2000 through October 2005. During Mr. Buckelew’s tenure, Gambro had more than $2 billion in annual revenues, 13,000 employees, and was ultimately purchased for approximately $3 billion. Prior to joining Gambro, Mr. Buckelew served in numerous executive and management positions, including positions with American Hospital Supply Corporation, Baxter International, Inc., Sunrise Medical, Inc., Teleflex, Inc., and Surgical Services, Inc.
Michael J. Shea joined Alliance HealthCare Services as Chief Operating Officer in June, 2012. His healthcare industry business experience spans more than 30 years, including senior executive roles in both private and public companies ranging from successful start-ups to established industry leaders. From June 2008 to June 2012, Mr. Shea was senior vice president of operations at DaVita, Inc., a publicly held renal care company with more than $7 billion in revenues, operating 1800 dialysis clinics, and serving over 850 hospitals. Mr. Shea was responsible for DaVita operations in California, Nevada, and Arizona as well as being the senior executive in charge of DaVita’s Hospital Services Group. Prior to DaVita, he was the senior vice president of business development and marketing at TeamHealth, a publicly held outsourced physician services company.
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
Richard A. Jones was appointed to Executive Vice President of the Imaging Division in August 2011 and was promoted to President of the Imaging Division in June 2012. He has been with Alliance since 1996, originally serving as Regional Operations Manager, then Vice President of Business Development, then Vice President of Operations for the North zone, then Senior Vice President of the North zone, and then as Senior Vice President of Operations. Before joining Alliance, Mr. Jones held a number of leadership roles in hospitals and the commercial healthcare sector.
Deborah Rodriguez joined Alliance in June 2011 as Senior Vice President of Human Resources and was later promoted to Executive Vice President of Human Resources in 2012. Prior to her joining Alliance HealthCare Inc., Ms. Rodriguez was Director of Global Human Resources at IMI Severe Service (CCI), an engineering-to-order manufacturing company, from June of 2009 to June of 2011, and was Senior Director of Human Resources at Allergan Medical (the medical device division of Allergan, Inc.) from July 2007 to February 2009. Ms. Rodriguez brings over 22 years of human resources experience to this role, having held additional senior human resources leadership positions in other Fortune 100 companies like Johnson & Johnson and GE Capital, as well as CalOptima, a county organized health system. Ms. Rodriguez holds a master’s degree in Human Resources Development from La Roche College.

ITEM 1A.	RISK FACTORS
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
We derived approximately 19% of our 2012 revenues from direct billings to patients and third-party payors such as Medicare, Medicaid or private health insurance companies. Changes in the rates or methods of reimbursement for the services we provide could have a significant negative effect on those revenues. Moreover, our healthcare provider clients on whom we depend for the majority of our revenues generally rely on reimbursement from third-party payors. If we or our clients receive decreased reimbursements as a result of various governmental efforts to reduce healthcare costs as described in detail in Item 1, Business-Regulation and Reimbursement, these decreases could result in a reduced demand for our services or downward pricing pressures, which could have a material adverse effect on our financial position.

With respect to our retail business, for services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the fee schedule would have decreased for the past several years if Congress had failed to intervene. In the past, when the application of the statutory formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions in payments. If Congress fails to intervene as it has done in the past to prevent the implementation of payment reductions through either another temporary measure or a permanent revision to the statutory formula, the resulting decrease in payment will adversely affect our revenues and results of operations.
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
Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. These investigations relate to a wide variety of matters, including referral and billing practices. The Office of the Inspector General ("OIG") and the Department of Justice ("DOJ") have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries.
If our operations are found to be in violation of any of the laws and regulations to which we or our clients are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of our operations. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. Our risk of being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert management's attention from the operation of our business. For a more detailed discussion of the various state and federal regulations to which we are subject, see Item 1, Business-Regulation, Reimbursement and Environmental, Health and Safety Laws.
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
In addition to extensive existing government healthcare regulation, there have been and continue to be numerous initiatives at the federal and state levels for reforms affecting the payment for and availability of healthcare services, including proposals that would significantly limit reimbursement under the Medicare and Medicaid programs. Limitations on reimbursement amounts and other cost containment pressures have in the past resulted in a decrease in the revenue we receive for each scan we perform. For a more detailed discussion of the various state and federal legislation and regulations to which we are subject, see Item 1, Business-Regulation and -Reimbursement.
The application or repeal of state certificate of need regulations could harm our business and financial results.
Some states require a CON or similar regulatory approval prior to the acquisition of high-cost capital items, including diagnostic imaging systems or provision of diagnostic imaging services by us or our clients. A majority of the 45 states in which we operate require a CON, and more states may adopt similar licensure frameworks in the future. In many cases, a limited number of these certificates are available in a given state. If we are unable to obtain the applicable certificate or approval or additional certificates or approvals necessary to expand our operations, these regulations may limit or preclude our operations in the relevant jurisdictions.
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
We cannot predict the full extent of recent legislative changes on our business, and their effects may harm our financial performance and our stockholder value.
Recent healthcare reform laws, in particular the Patient Protection and Affordable Care Act ("PPACA"), substantially changed the way health care is financed by both governmental and private insurers. Although certain provisions may negatively affect payment rates for some imaging services, the PPACA also extended coverage to approximately 32 million previously uninsured people, which may result in an increase in the demand for our services. A number of states and other parties challenged the constitutionality of the individual mandate and aspects of Medicaid eligibility expansion under the PPACA. On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate, and invalidated requirements that states forfeit certain federal funding if they do not expand Medicaid coverage as prescribed by the PPACA.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011 ("BCA"), which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reduction to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which were scheduled to go into effect on January 2, 2013. The enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, delayed the imposition of these automatic cuts until March 1, 2013. On March 1, 2013, the President signed an executive order implementing the automatic reductions. Unless Congress acts to delay or mitigate the reductions, payments to Medicare providers for services furnished on or after April 1, 2013 will be reduced by up to 2% per fiscal year. The full effect on our business of the PPACA and BCA on our business is uncertain, and it is not clear whether other legislative changes will be adopted or how those changes would affect the demand for our services.
Other Risks Related to Our Business
Our MRI and PET/CT scan volumes were lower in 2012 than in 2011, and a continued decline in the volumes could have a material adverse effect on the demand for our services and/or our future revenues.
We believe the reductions we experienced in our 2012 MRI and PET/CT scan volumes resulted from high unemployment rates, the number of under-insured or uninsured patients, the reported decline in physician office visits, hospitals adding imaging services to enhance hospital profitability and other conditions arising from the global economic conditions described below. We believe that MRI and PET/CT scan revenues from our shared-service operations will continue to decline in future periods. If we are unable to arrest and reverse these declines, our financial performance and condition will suffer.
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
When our clients' contracts with us expire, those clients may cease using our imaging services and purchase or lease their own imaging systems or use our competitors' imaging systems. During the year ended December 31, 2012, we experienced a decrease in the rate of contract terminations partially due to stepped up efforts to renew existing contracts. However, marketing, sales and attractive financing alternatives offered by OEMs to our clients may impact our ability to renew or maintain client contracts. Additionally, some of our clients can exercise early termination clauses and otherwise discontinue service before maturity. As a result of these and other factors, our MRI revenues for 2012 declined compared to 2011 levels. If our clients do not renew or maintain their contracts as we expect, our business will suffer. It is not always possible to obtain replacement clients quickly. Historically, many replacement clients have been smaller facilities that have a lower number of scans and generate less revenue than the clients we lost. We also run the risk of being unable to renew or maintain our client contracts in our Radiation Oncology Division.
Pressure to control healthcare costs could have a negative effect on our results.
One of the principal objectives of managed care organizations, such as health maintenance organizations and preferred provider organizations, is to control the cost of healthcare services. Healthcare providers participating in managed care plans may be influenced to refer patients seeking imaging services or radiation therapy to certain providers depending on the plan in which a covered patient is enrolled. The expansion of health maintenance organizations, preferred provider organizations and other managed care organizations within the geographic areas we cover could have a negative effect on the utilization and pricing of our services, because these organizations may exert greater control over patients' access to services of the type we offer, the selections of the provider of those services and reimbursement rates for those services.
We may be unable to maintain our imaging and radiation oncology systems effectively or generate revenue when our systems are not working.
Timely, effective service is essential to maintaining our reputation and high utilization rates on our imaging and radiation oncology systems. Repairs to one of our systems can take up to two weeks and result in a loss of revenue. Our warranties and maintenance contracts do not fully compensate us for loss of revenue when our systems are not working. The principal components of our cost of revenues include depreciation; amortization; compensation paid to technologists, therapists, drivers and other clinical staff; system maintenance costs; insurance; medical supplies; system transportation; technologists' travel costs; and professional costs related to the delivery of radiation therapy and professional radiology interpretation services. Because the majority of these expenses are fixed, a reduction in the number of scans or treatments performed due to out-of-service equipment will result in lower revenues and margins. Equipment manufacturers repair our equipment, and they may not be able to perform repairs or supply needed parts in a timely manner. Therefore, if we experience greater than anticipated system malfunctions or if we are unable to promptly obtain the service necessary to keep our systems functioning effectively, our revenues could decline and our ability to provide services would be harmed.
Harsh weather conditions may limit our ability to maximize the utilization of our diagnostic imaging and radiation oncology equipment, which may reduce our revenue.
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
Our corporate headquarters is located in California and we currently operate in various geographic regions across 45 states. Consequently, we are subject to varying risks for natural disaster, including hurricanes, blizzards, floods, earthquakes and tornados. Depending on its severity, a natural disaster could damage our facilities and systems or prevent potential patients from traveling to our centers. Damage to our equipment or any interruption in our business would adversely affect our financial condition and could result in the loss of the capital invested in the damaged facilities or systems or anticipated future cash flows from those facilities or imaging systems.
Adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit markets could adversely affect our operating results, financial condition or liquidity.
We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. Recent global market and economic conditions have been unprecedented and challenging. Significant concerns have arisen regarding potential defaults by several European countries, including Greece, and the effects that those defaults may have on European and worldwide banking systems and economies. These conditions, combined with volatile oil prices, declining business and consumer confidence, increased unemployment, increased tax rates and governmental budget deficits and debt levels have contributed to volatility of unprecedented levels in our business. We believe our MRI and PET/CT scan volumes were reduced during 2012 by high unemployment rates, the number of under-insured or uninsured patients, the reported decline in physician office visits, hospitals adding imaging services to enhance hospital profitability and other conditions arising from the global economic conditions described above. We cannot quantify the effect these conditions might have on our future revenues or business, although we believe that MRI scans will continue to decline in 2013. If we are unable to arrest and reverse these declines, our financial performance and condition will suffer.
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
Some of our healthcare provider clients do not have significant financial resources, liquidity or access to capital. If these clients experience financial difficulties, they may be unable to pay us for the equipment and services that we provide. We have experienced, and expect to continue to experience, write-offs of accounts receivables from healthcare provider clients that become insolvent, file for bankruptcy or are otherwise unable to pay amounts owed to us. A significant deterioration in general or local economic conditions could have a material adverse effect on the financial health of some of our healthcare provider clients. As a result, we may have to increase the amounts of accounts receivables that we write-off, which would adversely affect our financial condition and results of operations.
Technological change in our industry could reduce the demand for our services and require us to incur significant costs to upgrade our equipment.
We operate in a competitive, capital intensive and high fixed-cost industry. The development of new technologies or refinements of existing ones might make our existing systems technologically or economically obsolete, or reduce the demand for our systems. Numerous companies currently manufacture MRI and PET/CT, radiation oncology and other diagnostic on demand imaging systems. Competition among manufacturers for a greater share of the MRI and PET/CT and other diagnostic imaging systems market has resulted in and likely will continue to result in technological advances in the speed and imaging capacity of these new systems, including the new ultra-high field MRI systems and 256-slice CT systems. Consequently, the obsolescence of our systems may be accelerated. In the future, to the extent we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing or the issuance of equity or debt securities, we may be unable to maintain a competitive equipment base. In addition, advancing technology may enable hospitals, physicians or other service providers to perform procedures without the assistance of service providers such as ourselves. As a result, we may not be able to maintain our competitive position in our targeted regions or expand our business.

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
In response to recent press reports concerning the risk of significant, sometimes fatal, errors in radiation therapy, especially relating to linear radiation, accreditation of facilities and the establishment of a national error reporting database are under consideration. In addition, various trade organizations have called for quality improvement measures and the establishment of the nation's first central database for the reporting of errors involving linear particle accelerators and CT scanners. Federal legislation in these areas is under consideration and a Congressional hearing was held in February 2010. We are not aware of any actions taken after the hearing. In addition, on September 29, 2010, California enacted a law that required hospitals and clinics to record radiation doses for CT scans, which became effective July 1, 2012, and to report any overdoses to patients, their doctors and the California Department of Public Health. Effective July 1, 2013, the new California law will also require all facilities that furnish CT services to be accredited by an organization approved by CMS, the Medical Board of California or the California Department of Public Health. We cannot assure you that the cost of complying with any new regulations will not be substantive, that the negative publicity concerning these errors will not adversely affect our business, or that these types of errors will not occur with our services.
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
We depend upon our management team to a substantial extent. In particular, we depend upon Mr. Buckelew, our Interim Chief Executive Officer and Chairman of our Board of Directors and Mr. Shea, our Chief Operating Officer, for their skills, experience, knowledge of our company and industry contacts. We do not have key employee insurance policies covering any of our management team. The loss of Mr. Buckelew, Mr. Shea, or other members of our management team could have a material adverse effect on our business, results of operations or financial condition.
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
Many of the states in which we operate do not enforce agreements that prohibit a former employee from competing with a former employer. As a result, many of our employees whose employment is terminated are free to compete with us, subject to prohibitions on the use of confidential information and, depending on the terms of the employee's employment agreement, on solicitation of existing employees and customers. A former executive, field or sales manager or other key employee who joins one of our competitors could use the relationships he or she established while our employee and the industry knowledge he or she acquired during that tenure to enhance the new employer's ability to compete with us.
Loss of, and failure to attract, qualified employees, technologists and other clinical staff could limit our growth and negatively affect our operations.
Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense. In particular, there is a very high demand for qualified technologists who are necessary to operate our systems, particularly PET/CT technologists. We may not be able to hire and retain a sufficient number of technologists, therapists, physicists and dosimetrists, and we expect that our costs for the salaries and benefits of these employees will continue to increase for the foreseeable future because of the industry's competitive demand for their services. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.
Our PET/CT services and some of our other imaging services require the use of radioactive materials, which could subject us to regulation-related costs and delays and potential liabilities for injuries or violations of environmental, health and safety laws and regulations.
Our PET/CT services and some of our other imaging services require radioactive materials. While these radioactive materials have a short half-life-meaning it quickly breaks down into inert or non-radioactive substances-storage, transportation, use and disposal of these materials present the risk of accidental environmental contamination and physical injury. We are subject to federal, state and local regulations governing storage, transportation, handling and disposal of these materials and waste products. In spite of our safety procedures for storing, transporting, handling and disposing of these hazardous materials, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. We maintain professional liability insurance with coverage that we believe is consistent with industry practice and appropriate in light of the risks attendant to our business. In the event of an accident, however, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management's attention to comply with current or future environmental, health and safety laws and regulations.

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
The transportation aspect of our business is exposed to costs for claims related to property damage claims by others; personal injury; damage to our mobile systems resulting from accidents, vandalism or theft; and workers' compensation. We carry insurance to minimize these exposures. Insurance costs have varied over the past five years, reflecting the level of our operations, the insurance environment for our industry, our claim experience and our self-retained (deductible) level.
We are also responsible for claim expenses within our self-retained (deductible) levels for liability and workers' compensation claims. We maintain insurance to cover claims and expense in excess of our deductible levels with insurance companies that we consider financially sound. Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits and adversely affect our operating results. If the number or severity of claims within our deductible levels increases, or if we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment, our operating results would be adversely affected.
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
As of December 31, 2012, funds managed by Oaktree Capital Management, LLC and MTS Health Investors, LLC (collectively, the “Investor Parties”) beneficially owned approximately 51.0% of our outstanding shares of common stock. So long as they beneficially own at least 35% of our outstanding shares of common stock, the Investor Parties will have the right to designate three of the members of our board of directors. As a result of their ownership of our common stock and their right to designate three directors, the Investor Parties have the ability to exert significant influence on our management and operations, as well as control the outcome of matters requiring stockholder approval, including approving mergers, consolidations or sales of all or substantially all of our assets, election of directors and advisory votes, including advisory votes related to our executive pay practices and appointment of independent registered auditors. This concentration of ownership and voting power may have the effect of delaying or preventing a merger, consolidation, sale of assets or other similar transaction that involves a third party.
Because of the equity ownership of the Investor Parties, we are considered a “controlled company” for purposes of the NASDAQ listing requirements. As such, we are exempt from the requirement that the majority of our board of directors meet the standards of independence established by the NASDAQ and we are exempt from the requirement that we have a separate Compensation Committee comprised entirely of directors who meet those independence standards. Although we do not currently intend to rely upon the exemption available for controlled companies, we may choose to use the exemption at any time that we remain a controlled company. The NASDAQ independence standards are intended to ensure that directors who meet the independence standards are free of any conflicting interest with management that could influence their actions as directors. It is possible that the interests of the Investor Parties may in some circumstances conflict with our interests or the interests of our other stockholders.
Possible volatility in our stock price could negatively affect us and our stockholders.
The trading price of our common stock has fluctuated significantly in the past. During the period from January 1, 2010 through December 31, 2012, the trading price of our common stock fluctuated from a high of $29.90 per share to a low of $3.61 per share. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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
We are highly leveraged. As of December 31, 2012, we had $558.6 million of outstanding debt, excluding letters of credit, and approximately $66.0 million was available for borrowing under our revolving credit facility. Our substantial debt could have important consequences for our stockholders. For example, it requires us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and acquisitions and for other general corporate purposes. In addition, our debt could:

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
In addition, we are required under our credit agreement to maintain specified financial ratios. On November 5, 2012 and September 27, 2011, we entered into amendments to our credit agreement pursuant to which we modified the financial covenants to provide us with greater flexibility. Under the amended credit agreement, we are required to maintain (a) a maximum ratio of consolidated total debt to Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the credit agreement, of 5.00 to 1.00 from July 1, 2012 through September 30, 2014, 4.75 to 1.00 from October 1, 2014 through September 30, 2015, 4.50 to 1.00 from October 1, 2015 through December 31, 2015, and 4.25 to 1.00 thereafter, and (b) a minimum ratio of Consolidated Adjusted EBITDA to consolidated interest expense of 2.25 to 1.00 through December 31, 2012, 2.50 to 1.00 from January 1, 2013 through December 31, 2014 and 2.75 to 1.00 thereafter. As of December 31, 2012, our ratio of consolidated total debt to Consolidated Adjusted EBITDA was 3.89 to 1.00 and our ratio of Consolidated Adjusted EBITDA to consolidated interest expense was 2.85 to 1.00. If we are not able to improve our financial ratios prior to the expiration of this amendment, or if our financial ratios continue to worsen, we may be in default under our credit agreement.
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
Our property and equipment, which make up a significant portion of our tangible assets, had a net book value of $208.6 million as of December 31, 2012 and $291.3 million as of December 31, 2011. The book value of these assets should not be relied on as a measure of realizable value for such assets. The realizable value may be lower than net book value. The value of our assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts recovered. Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and further reduce the amounts that recovered. Our goodwill and other intangible assets had a net book value of $183.4 million as of December 31, 2012 and $199.5 million as of December 31, 2011. These assets primarily consist of the excess of the acquisition cost over the fair market value of the net assets acquired in purchase transactions, customer contracts and costs to obtain certificates of need. The value of goodwill and other intangible assets will continue to depend significantly upon the success of our business as a going concern and the growth in future cash flows. As a result, in the event of a default under the agreements governing our material debt or any bankruptcy or dissolution, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.
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
We and our subsidiaries may be able to incur substantial additional debt in the future. The terms of our new credit facility and the indenture governing the notes permit us or our subsidiaries to incur additional debt, subject to certain restrictions. Further, the credit facility and the indenture governing the notes allow our subsidiaries to incur debt, all of which would be structurally senior to the notes. In addition, as of December 31, 2012, our credit facility permitted additional borrowings of up to approximately $66.0 million under our revolving credit facility subject to the covenants contained in our credit facility, and all of those borrowings would be senior to the notes to the extent of the assets securing the new credit facility. If we add new debt to our or our subsidiaries' current debt levels, the risks discussed above could intensify.
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
An increase in prevailing interest rates would have an effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. As of December 31, 2012, approximately $335.3 million of our debt was at variable interest rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt. If interest rates are higher when our debt becomes due, we may be forced to borrow at the higher rates.
As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, carry the risks that the other parties to the agreements may not perform or that the agreements could be unenforceable. In the first quarter of 2010, we entered into three interest rate cap agreements to avoid unplanned volatility in the income statement due to changes in the London Interbank Offered Rate ("LIBOR") interest rate environment. These agreements, which mature in February 2014, have a total notional amount of $150.0 million and were designated as cash flow hedges of future cash interest payments associated with a portion of our variable rate bank debt. Under these arrangements, we have purchased a cap on LIBOR at 4.50%.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
We lease approximately 36,634 square feet of space in Newport Beach, California for our executive and principal administrative offices. We also lease 20,000 square feet of space in Canton, Ohio for our retail billing and scheduling operations. We have 15,900 square feet of space for a large regional office in Andover, Massachusetts, in addition to other small regional offices we lease throughout the country. We also lease a 11,200 square foot operations warehouse in Fontana, California and a 9,000 square foot operations warehouse in Childs, Pennsylvania, which are used for the Imaging Division.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are involved in routine litigation incidental to the conduct of our business. We believe that none of this litigation pending against us will have a material adverse effect on our business.
In connection with our acquisition of Medical Outsourcing Services, LLC (“MOS”) in the third quarter of 2008, we subsequently identified a Medicare billing practice related to a portion of MOS's retail billing operations that raised compliance issues under Medicare reimbursement guidelines. The practice was in place before the acquisition and was discontinued when we became aware of it. In accordance with our corporate compliance program, we entered into discussions with representatives of the federal government to advise them of the issue and seek guidance on appropriate next steps. In June 2010, we commenced arbitration proceedings against the former owners of MOS related to the Medicare billing matter, in addition to certain other indemnification issues. In the arbitration, we asserted claims of fraud and breach of representations and warranties.
On December 29, 2011, we received notice of an award by the arbitration panel, which awarded us $2.5 million in damages for breach of contract claims, plus prejudgment interest at 9% under New York law from July 29, 2008 (which interest continues to accrue until the award is paid in full); $0.3 million for two other indemnification claims; $1.5 million for attorneys' fees and expenses; and $0.1 million for arbitration expenses. The award also provides that approximately $1.3 million of a remaining indemnification cap created in connection with the acquisition is available for future indemnification claims, including with respect to the potential government claim discussed above, and must be satisfied by the former owners of MOS. On January 25, 2012, one of the former owners of MOS paid $0.7 million to us, and on February 17, 2012, the same owner released $0.6 million to us from amounts held in an indemnification escrow related to the acquisition. On January 25, 2012, we filed an action in the United States District Court for the Northern District of Illinois to confirm the award as a judgment against the other former owner of MOS that has refused to satisfy its obligations under the award
In the first quarter of 2013, the former owners of MOS paid $1.2 million which amount represented the remaining amount of the indemnification cap created in connection with the acquisition. This amount was in addition to $5.3 million we already recovered from the former owners of MOS in connection with the arbitration award against them.  With these final payments totaling $1.2 million, the former owners of MOS have now fully satisfied their obligations to us under the arbitration award.  Following receipt of the final payments from the former owners of MOS, we then entered into a settlement agreement to resolve the government's investigation of the Medicare billing practices engaged in by MOS prior to our acquisition.  Under the terms of the settlement agreement, we paid $2.4 million to the government, which amount was paid primarily from the funds recovered in the arbitration from the former owners of MOS.
In June 2012, Pacific Coast Cardiology (“PCC”) d/b/a Pacific Coast Imaging, Emanuel Shaoulian, MD, Inc., and Michael M. Radin, MD, Inc. filed a lawsuit in California state court against the Company and other defendants. The complaint asserts a number of claims related to the Company's decision not to purchase PCC in 2010, and also separately seeks a determination regarding an amount the Company contends is owed to it by PCC pursuant to a previous contractual arrangement. Plaintiffs are seeking monetary and punitive damages. The Company intends to vigorously defend against the claims asserted in this lawsuit. The Company has not recorded an expense related to any potential damages in connection with this matter because any potential loss is not probable or reasonably estimable.
On November 9, 2012, U.S. Radiosurgery, LLC (“USR”) a subsidiary of Alliance Healthcare Services, Inc. (the “Company”), received a grand jury subpoena issued by the United States Attorney's Office for the Middle District of Tennessee seeking documents related to USR and its financial relationships with physicians and other healthcare providers. The Company and USR are cooperating fully with the inquiry. The Company is currently unable to predict the timing or outcome of this matter, however, it is not unusual for such matters to continue for a considerable period of time. Responding to this matter will require management's attention and likely result in significant legal expense. To our knowledge, the federal government has not initiated any proceedings against us at this time.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Beginning February 11, 2013, our common stock has been traded on the NASDAQ Global Market under the symbol “AIQ.” Prior to February 11, 2013, our common stock was traded on the New York Stock Exchange (“NYSE”). The high and low sales prices as reported on the NYSE are set forth below for the respective time periods. As of March 14, 2013, there were 39 stockholders of record of our common stock and approximately 2,100 beneficial holders of our common stock.
The table below illustrates share prices that have been adjusted to reflect our 1-for-5 reverse stock split that occurred on December 26, 2012.

	2012		2011
	High	Low	High	Low
First Quarter	$8.45	$5.45	$22.35	$19.50
Second Quarter	$7.70	$4.25	$23.70	$18.20
Third Quarter	$7.15	$3.65	$19.00	$5.00
Fourth Quarter	$7.60	$5.80	$6.80	$4.65
We have never paid any cash dividends on our common stock and have no current plans to do so. We intend to retain available cash to operate our business, including capital expenditures, future acquisitions and debt repayment. Our credit facility and the indenture related to our notes restrict the payment of cash dividends on our common stock. In 2012, we withheld 23,832 shares from certain employees to pay taxes related to restricted tax awards that vested. These shares are included in treasury stock and have a weighted-average value of $6.26. In 2011, we withheld 28,572 shares from certain employees to pay taxes related to restricted stock awards that vested. These shares are included in treasury stock and have a weighted-average value of $6.10. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Our stockholders have previously approved all stock option plans under which our common stock is reserved for issuance. The following table provides summary information as of December 31, 2012 for all of our stock option plans:

	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares of Common Stock remaining available for future issuance (excluding shares reflected in column 1)
Stock option plans approved by shareholders	767,496	$18.65	577,143
Stock option plans not approved by shareholders	—	—	—
	767,496	$18.65	577,143

STOCK PERFORMANCE GRAPH
The following graph sets forth the cumulative return on our common stock from December 31, 2007 through December 31, 2012, as compared to the cumulative return of the S&P 500 Index and the cumulative return of the S&P Healthcare Index. The graph assumes that $100 was invested on December 31, 2007 in each of (1) our common stock, (2) the S&P 500 Index and (3) the S&P Healthcare Index and that all dividends (if applicable) were reinvested.

COMPARISON OF THE CUMULATIVE TOTAL RETURN AMONG ALLIANCE HEALTHCARE SERVICES, INC., THE S&P 500 INDEX, AND THE S&P 500 HEALTH CARE INDEX

120
100
80
60
40
20
0
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
Alliane HealthCare Services, Inc.
S&P 500
S&P Health Care Index

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Alliance HealthCare Services, Inc.	100.00	82.85	59.36	44.07	13.10	13.26
S&P 500	100.00	61.51	75.94	85.65	85.65	97.13
S&P Healthcare Index	100.00	75.52	88.41	89.04	98.10	113.00
This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA
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

	Year Ended December 31,
	2008	2009	2010	2011	2012
Consolidated Statements of Operations Data:
Revenues	$495,834	$505,513	$478,855	$493,651	$472,258
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	261,753	270,381	264,725	279,751	253,225
Selling, general and administrative expenses	62,728	67,579	67,110	77,140	76,022
Transaction costs	—	893	2,439	3,429	994
Severance and related costs	636	1,404	1,002	3,991	2,226
Impairment charges	—	—	42,095	167,792	—
Depreciation expense	87,728	94,918	92,321	89,974	79,333
Amortization expense	8,696	11,000	12,439	16,444	15,861
Interest expense and other, net	48,392	45,894	51,203	49,789	54,101
Loss on extinguishment of debt	61	14,600	—	—	—
Other (income) and expense, net	(872)	(1,178)	(590)	2,203	3,036
Total costs and expenses	469,122	505,491	532,744	690,513	484,798
Income (loss) before income taxes, earnings from unconsolidated investees and noncontrolling interest	26,712	22	(53,889)	(196,862)	(12,540)
Income tax expense (benefit)	11,764	308	(20,799)	(38,242)	(6,710)
Earnings from unconsolidated investees	(4,605)	(3,831)	(4,327)	(3,516)	(4,667)
Net income (loss)	19,553	3,545	(28,763)	(155,104)	(1,163)
Less: Net income attributable to noncontrolling interest	(3,030)	(3,064)	(3,890)	(5,008)	(10,775)
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$16,523	$481	$(32,653)	$(160,112)	$(11,938)
Earnings (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic (1)	$1.61	$0.05	$(3.09)	$(15.07)	$(1.12)
Diluted	$1.58	$0.05	$(3.09)	$(15.07)	$(1.12)
Weighted average number of shares of common stock and common stock equivalents:
Basic (1)	10,260	10,348	10,556	10,626	10,624
Diluted	10,432	10,431	10,556	10,626	10,624
Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$73,305	$111,884	$97,162	$44,190	$39,977
Total assets	883,723	887,836	816,201	663,094	560,141
Long-term debt, including current maturities	662,562	667,890	653,265	643,483	558,635
Stockholders’ equity (deficit)	28,993	34,762	13,659	(104,911)	(116,293)

(1) Share and per share amounts have been retroactively adjusted to reflect our one-for-five reverse stock effective as of December 26, 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a leading national provider of advanced outpatient diagnostic imaging and radiation therapy services, based upon annual revenue and number of imaging systems deployed and radiation oncology centers operated. Our principal sources of revenue are derived from providing magnetic resonance imaging (“MRI”), positron emission tomography/computed tomography (“PET/CT”) through our Imaging Division and radiation oncology services through our Radiation Oncology Division. Unless the context otherwise requires, the words “we,” “us,” “our,” “Company” or “Alliance” as used in this Quarterly Report on Form 10-Q refer to Alliance HealthCare Services, Inc. and our direct and indirect subsidiaries. We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. We also provide services through fixed-site imaging centers, primarily to hospitals or health systems. Our imaging services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which include only the use of our imaging systems under a short-term contract. We have leveraged our leadership in MRI and PET/CT to expand into radiation oncology, including stereotactic radiosurgery. We operate our radiation oncology business through our wholly owned subsidiary, Alliance Oncology, LLC, which we sometimes refer to as our Radiation Oncology Division. This division includes a wide range of services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, actual radiation oncology delivery, therapy management and follow-up care. Our services include the use of our linear accelerators or stereotactic radiosurgery systems, therapists to operate those systems, administrative staff, equipment maintenance and upgrades, and management of day-to-day operations.
MRI, PET/CT and radiation oncology services generated 42%, 33% and 18% of our revenue, respectively, for the year ended December 31, 2012 and 42%, 34% and 15% of our revenue, respectively, for the year ended December 31, 2011. Our remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (“CT”), professional radiology services, and management contract revenue. We had 490 diagnostic imaging and radiation oncology systems, including 267 MRI systems and 119 positron emission tomography (“PET”) or PET/CT systems and served over 1,000 clients in 45 states at December 31, 2012. We operated 128 fixed-site imaging centers (one in an unconsolidated joint venture), which constitute systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups’ offices, parked mobile systems, and free-standing fixed-site imaging centers, which include systems installed in a medical office building, ambulatory surgical center, or other retail space at December 31, 2012. Of the 128 fixed-site imaging centers, 97 were MRI fixed-site imaging centers, 21 were PET or PET/CT fixed-site imaging centers, ten were other modality fixed-site imaging centers and one was in an unconsolidated joint venture. We also operated 29 radiation oncology centers and stereotactic radiosurgery facilities (including one radiation oncology center as an unconsolidated joint venture) at December 31, 2012.
We generated approximately 81% and 80% of our revenues for the year ended December 31, 2012 and 2011, respectively, by providing services to hospitals and other healthcare providers; we refer to those revenues as wholesale revenues. We typically generate our wholesale revenues from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients’ receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases its own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Competitive pressures also affect our pricing.
We generated approximately 19% and 20% of our revenues for the year ended December 31, 2012 and 2011, respectively, by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities; we refer to these revenues as retail revenues. We generate our revenue from these sites from direct billings to patients or their third-party payors, including Medicare, and we record this revenue net of contractual discounts and other arrangements for providing services at discounted prices. We typically receive a higher price per scan under retail billing than we do under wholesale billing.

Fixed-site imaging centers and radiation oncology centers can be structured as either wholesale or retail arrangements. Our contracts for radiation oncology services average approximately 8 to 15 years in length. We include revenues from these centers in either our wholesale or retail revenues.
Our revenues, whether for wholesale or retail arrangements, are dependent directly or indirectly on third-party payor reimbursement policies, including Medicare. Please see Item 1, Business-Reimbursement for a more detailed explanation of how we bill and receive payment for our services.
Over the past few years, the industry-wide growth rate of MRI scan volumes has slowed. This is in part due to weak hospital volumes, as reported by several investor-owned hospital companies, additional patient-related cost-sharing programs and an increasing trend of third-party payors intensifying their utilization management efforts, including, for example, through benefit managers who require preauthorizations, to control the growth rate of imaging services generally. We expect these trends to continue. In addition, we cannot predict the full extent of recent healthcare reform measures, including recent laws and regulations, on our financial performance and condition. Please see Item 1, Business-Regulation for a more detailed explanation of the applicable laws and regulations.
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
Results of Operations
The following table shows our consolidated statements of operations as a percentage of revenues for each of the years ended December 31:

	2010	2011	2012
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	55.3	56.7	53.6
Selling, general and administrative expenses	14.0	15.7	16.1
Transaction costs	0.5	0.7	0.2
Severance and related costs	0.2	0.8	0.5
Impairment charges	8.8	33.9	—
Depreciation expense	19.3	18.2	16.8
Amortization expense	2.6	3.3	3.4
Interest expense and other, net	10.7	10.1	11.5
Other (income) and expense, net	(0.1)	0.4	0.6
Total costs and expenses	111.3	139.8	102.7
Loss before income taxes, earnings from unconsolidated investees and noncontrolling interest	(11.3)	(40.0)	(2.7)
Income tax benefit	(4.3)	(7.7)	(1.4)
Earnings from unconsolidated investees	(0.9)	(0.7)	(1.0)
Net loss	(6.0)	(31.4)	(0.2)
Less: Net loss attributable to noncontrolling interest, net of tax	(0.8)	(1.0)	(2.3)
Net loss attributable to Alliance HealthCare Services, Inc.	(6.8)%	(32.4)%	(2.5)%
The table below provides MRI statistical information for the years ended December 31:

	2010	2011	2012
MRI statistics
Average number of total systems	280.5	287.9	265.8
Average number of scan-based systems	237.8	243.0	222.7
Scans per system per day (scan-based systems)	8.25	8.06	8.46
Total number of scan-based MRI scans	505,640	500,430	494,739
Price per scan	$384.05	$368.42	$359.50

The table below provides PET and PET/CT statistical information for each of the years ended December 31:

	2010	2011	2012
PET and PET/CT statistics
Average number of systems	118.5	121.2	112.1
Scans per system per day	5.66	5.36	5.62
Total number of PET/CT scans	174,178	164,130	157,496
Price per scan	$1,054	$1,018	$964
The table below provides Radiation oncology statistical information for each of the years ended December 31:

	2010	2011	2012
Radiation oncology statistics
Linac treatments	78,894	92,876	83,013
Cyberknife patients	683	1,800	2,450
Following are the components of revenue (in millions) for each of the years ended December 31:

	2010	2011	2012
Total MRI revenue	$214.6	$205.7	$196.1
PET/CT revenue	186.0	169.0	154.8
Radiation oncology revenue	44.4	75.2	83.2
Other modalities and other revenue	33.9	43.7	38.2
Total	$478.9	$493.6	$472.3

	Year ended December 31,
	2010	2011	2012
Total fixed-site imaging center revenue (in millions)	$117.1	$123.4	$121.5

Year Ended December 31, 2012 Compared to Year Ended December, 2011
Revenue decreased $21.4 million , or 4.3%, to $472.3 million in 2012 compared to $493.7 million in 2011 due to decreases in PET/CT revenues and MRI revenues of $29.4 million, partially offset by an increase in radiation oncology revenue of $8.0 million. Of the $29.4 million decrease, $10.7 million was due to Company-initiated termination of customer contracts.
PET/CT revenue in 2012 decreased $14.2 million, or 8.4%, compared to 2011 due to our increased efforts in identifying and eliminating unprofitable customers and a reduction in the average price per PET/CT scan, which decreased to $964 per scan in 2012 compared to $1,018 per scan in 2011. The decline in the average price per PET/CT scan was primarily due to reimbursement pressure and greater than expected competitive pricing pressure. The average number of PET/CT systems in service decreased to 112.1 systems in 2012 from 121.2 systems in 2011. Total PET/CT scan volumes decreased 4.0% to 157,496 scans in 2012 from 164,130 scans in 2011, primarily due to a decrease caused by the persistent high rate of unemployment and the related number of uninsured and under-insured patients. Scans per system per day increased 4.9% to 5.62 scans per system per day in 2012 from 5.36 scans per system per day in 2011.
MRI revenue decreased $9.6 million in 2012, or 4.7%, compared to 2011. Scan-based MRI revenue decreased $6.5 million in 2012, or 3.5%, compared to 2011, to $177.9 million in 2012 from $184.4 million in 2011. The decrease in scan-based MRI revenue was primarily due to our increased efforts in identifying and eliminating unprofitable customers and a reduction in the average price per MRI scan, which decreased to $359.50 per scan in 2012 from $368.42 per scan in 2011. The decline in the average price per MRI scan was primarily due to greater than expected competitive pricing pressure. The average number of scan-based systems in service decreased to 222.7 systems in 2012 from 243.0 systems in 2011. Average scans per system per day increased by 5.0% to 8.46 in 2012 from 8.06 in 2011 due to efficiency efforts deployed by our imaging division. Scan-based MRI scan volume decreased 1.1% to 494,739 scans in 2012 from 500,430 scans in 2011. We have increased our efforts to renew existing clients and add new MRI customers, which has had a positive impact on maintaining our scan volumes. Non scan-based MRI revenue decreased $3.1 million in 2012 compared to 2011. Included in the revenue totals above are fixed-site imaging center revenues, which decreased $4.3 million, or 3.7%, to $121.5 million in 2012 from $117.1 million in 2011.
Radiation oncology revenue increased $8.0 million, or 10.6%, to $83.2 million in 2012 compared to $75.2 million in 2011, primarily due to revenue related to the acquisition of USR and the opening of three de-novo SRS facilities. The year-over-year growth in revenue was partially offset by a reduction in revenue due to our divesting of ten radiation oncology centers since December 2011. The total impact to revenue from these closures is estimated to be $5.6 million. Other modalities and other revenue decreased $5.6 million, or 12.7%, to $38.2 million in 2012 compared to $43.7 million in 2011, primarily due to our increased efforts in identifying and eliminating unprofitable customers, partially offset by the acquisition of 24/7 Radiology, LLC (“24/7 RAD”) in April 2011.
At December 31 2012, we had 267 MRI systems and 119 PET and PET/CT systems, including 19 MRI systems and 9 PET/CT systems on operating leases as a result of our sale and lease transaction that occurred in the fourth quarter of 2012. We had 309 MRI systems and 128 PET and PET/CT systems at December 31, 2011. We operated 128 fixed-site imaging centers (including one unconsolidated investee) at December 31, 2012, compared to 133 fixed-site imaging centers (including two in unconsolidated investees) at December 31, 2011. We operated 29 radiation oncology centers (including one unconsolidated investee) at December 31, 2012, compared to 36 radiation oncology centers (including three unconsolidated investees) at December 31, 2011.
Cost of revenues, excluding depreciation and amortization, decreased $26.5 million, or 9.5%, to $253.2 million in 2012 compared to $279.8 million in 2011. Compensation and related employee expenses decreased $12.5 million, or 10.3%, primarily as a result of a decrease in average employee headcount related to more efficient staffing of our operations.

Maintenance and related costs decreased $8.8 million, or 13.5%, due to a decrease in service costs related to the decrease in the number of MRI, PET/CT and radiation oncology systems in operation, and a reduction in service contract costs incurred on each asset. Renegotiating with service contract providers and medical supply vendors is one of our cost control initiatives. Medical supplies decreased $4.7 million, or 18.5%, primarily as a result of sourcing discounts on the radiopharmaceutical that is used as a component of PET and PET/CT scans. Expenses related to management contract services decreased $1.7 million, or 18.2%, primarily due to the canceling of management services contracts in 2012. Site fees decreased $1.0 million, or 12.7%, primarily due to fewer site locations related to location closures in 2012. Fuel expenses decreased $0.7 million, or 10.4%, primarily due to the decline in the average price per gallon of diesel fuel and a decrease in the number of miles driven to transport our mobile systems. These decreases to cost of revenues were partially offset by a $2.8 million increase in other expenses, mostly attributed to a $1.5 million increase in licenses, taxes and fees related to sales taxes. All other cost of revenues, excluding depreciation and amortization, increased $1.3 million or 3.0%. Cost of revenues, as a percentage of revenue, decreased to 53.6% in 2012 from 56.7% in 2011 as a result of the factors described above.
Selling, general and administrative expenses decreased $1.1 million, or 1.4%, to $76.0 million in 2012 compared to $77.1 million in 2011. The majority of this decrease is due to a decrease in non-cash stock-based compensation expense of $3.9 million, or 84.3%, from $4.6 million 2011 to $0.7 million in 2012 . The low level of expense in 2012 was mostly due to forfeitures of stock options and restricted stock granted to two of our former executive officers. The provision for doubtful accounts decreased $3.2 million, or 52.5%, during 2012 primarily due to continued strong collections in 2012. The provision for doubtful accounts as a percentage of revenue was 0.6% and 1.2% in 2012 and 2011, respectively. These decreases in selling, general and administrative expenses were partially offset by an increase in professional services expense of $1.1 million, or 9.2%, due to an increase in professional consulting fees mainly in support of our cost control initiatives and legal fees. Compensation and related employee expenses increased $4.3 million, or 10.4%, primarily as a result of investments in our sales force, executive team and oncology division. All other selling, general and administrative expenses increased $0.6 million, or 4.3%. Selling, general and administrative expenses as a percentage of revenue were 16.1% and 15.6% in 2012 and 2011, respectively.
Transaction costs decreased $2.4 million, or 71.0%, to $1.0 million in 2012 compared to $3.4 million in 2011 as there was no acquisition activity in 2012.
Severance and related costs decreased $1.8 million, or 44.2%, to $2.2 million in 2012 compared to $4.0 million in 2011, due the the organizational restructure and cost savings and efficiency initiative that was initiated in the third quarter of 2011.
Depreciation expense decreased $10.6 million, or 11.8%, to $79.3 million in 2012 compared to $90.0 million in 2011 due to our aging fleet of imaging assets, the disposition of 114 imaging systems and a decrease in capital expenditures compared to the prior year.
Amortization expense decreased $0.6 million, or 3.5%, to $15.9 million in 2012 compared to $16.4 million in 2011, primarily due to the impairment and write-off of intangible assets in 2011.
Interest expense and other, net increased $4.3 million, or 8.7%, to $54.1 million in 2012 compared to $49.8 million in 2011, primarily due to higher average interest rates in 2012 on our credit facility.
Income tax benefit was $6.7 million in 2012 compared to $38.2 million in 2011 resulting from a one-time non-recurring impairment charge of $155.7 million in the third quarter of 2011 related to the write-down of goodwill and other intangible assets. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.
Earnings from unconsolidated investees increased $1.2 million, or 32.7%, to $4.7 million in 2012 compared to $3.5 million in 2011.
Net income attributable to noncontrolling interest increased $5.8 million, or 115.2%, to $10.8 million in 2012 compared to $5.0 million in 2011, primarily due to a $2.1 million reduction of noncontrolling interest related to the goodwill impairment charges in 2011, partially offset by an increase related to the second quarter acquisition of USR in 2011.
Net loss attributable to Alliance HealthCare Services, Inc. was $11.9 million, or $($1.12) per share on a diluted basis, in 2012 compared to $160.1 million, or ($15.07) per share on a diluted basis, in 2011.
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
During 2011 and 2010, we concluded that the fair values of the Imaging reporting units and Radiation Oncology reporting unit, respectively, were less than their carrying values, and we performed Step 2 of the analysis to determine the amount of goodwill impairment. As a result, we recorded impairment charges of $154.3 million under ASC 350 related to goodwill in the Imaging segment in 2011 and $19.9 million under ASC 350 related to goodwill in the Radiation Oncology segment in 2010. In 2011, we recorded impairment charges of $0.8 million under ASC 350 related to certain CONs with indefinite lives. These charges were related to the Imaging segment. In 2010, we recorded impairment charges of $10.3 million under ASC 350 related to certain CONs with indefinite lives, $7.8 million of which was related to the Radiation Oncology segment and $2.6 million of which was related to the Imaging segment. In 2011, we recorded impairment charges of $12.7 million under ASC 360 related to certain long-lived assets and physician referral network intangible assets that were related to the Imaging segment. In 2010, we recorded impairment charges of $5.8 million under ASC 360 related to physician referral network intangible assets of which $0.3 million was related to the Radiation Oncology segment and $5.5 million was related to the Imaging segment. In 2010, we also recorded impairment charges of $6.1 million under ASC 323 related to an other-than-temporary decline in the fair value of investments in two joint ventures. For additional information, see Critical Accounting Policies-Goodwill and Long-Lived Assets below and Note 6 of the Notes to the Consolidated Financial Statements.
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
Net loss attributable to Alliance HealthCare Services, Inc. was $160.1 million, or $(15.07) per share on a diluted basis, in 2011 compared to $32.7 million, or $(3.09) per share on a diluted basis, in 2010.
Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $103.1 million and $93.5 million of cash flow from operating activities in 2012 and 2011, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging and radiation oncology services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts decreased by $3.2 million in 2012 compared to 2011. Our number of days of revenue outstanding for our accounts receivable decreased to 49 days as of December 31, 2012 from 54 days as of December 31, 2011. We believe this number is comparable to other diagnostic imaging and radiation oncology providers. As of December 31, 2012, we had $66.0 million of available borrowings under our revolving line of credit, net of outstanding letters of credit.
We used cash of $0.6 million and $89.8 million for investing activities in 2012 and 2011, respectively. Investing activities in 2012 included $37.5 million from proceeds from sales of assets, and $2.5 million in cash provided by a decrease in cash in escrow. In connection to the $37.5 million from proceeds from sales of assets, $30.0 million is attributed to the sale of certain imaging assets, which were then leased from the purchasers, under competitive terms. The entire $30.0 million in proceeds from the sale and lease transactions was used to make a one-time payment to permanently reduce borrowings outstanding under the term loan facility.
While we had no acquisition activity in 2012, we may continue to use cash for acquisitions in the future. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We spend capital:

•	to purchase new systems;

•	to replace less advanced systems with new systems;

•	to upgrade MRI, PET/CT and radiation oncology systems; and

•	to upgrade our corporate infrastructure, primarily in information technology.
Capital expenditures totaled $37.6 million and $49.6 million in 2012 and 2011, respectively. During 2012, we purchased three MRI and one PET/CT systems, six other modality systems, and financed the purchase of one radiation oncology system. We traded-in or sold a total of 114 systems during 2012, including 64 MRI systems, 19 PET/CT, 8 CT systems, 8 radiation oncology systems, and 23 other modality systems. Of the MRI and PET/CT systems sold, 19 MRI systems and 9 PET/CT systems were involved in the sale-lease transaction discussed above. Our decision to purchase a new system is typically predicated on obtaining new or extending existing client contracts, which serve as the basis of demand for the new system. We expect to purchase additional systems in 2012 and finance substantially all of these purchases with our available cash, cash from operating activities and equipment leases. Based upon the client demand described above, which dictates the amount and type of equipment we purchase, we expect capital expenditures to total approximately $45.0 million to $55.0 million in 2013.
At December 31, 2012, we had cash and cash equivalents of $40.0 million. This available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we cannot assure you that access to our invested cash and cash equivalents will not be affected by adverse conditions in the financial markets.
At December 31, 2012, we had $0.6 million in our accounts with third-party financial institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be adversely affected if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.
We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next one to two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt and other contracts. As of December 31, 2012, we are in compliance with all covenants contained in our long-term debt agreements and expect that we will be in compliance with these covenants for the remainder of 2013.
On September 27, 2011, we entered into an amendment to our credit agreement. As part of the amendment, our quarterly amortization payments on the term loan facility were increased from $1.2 million to $3.0 million, and our annual excess cash flow sweep percentage was increased from 50% to 75%. The amendment also made other changes to the Credit Agreement, including revisions to the calculation of Consolidated Adjusted EBITDA and revisions to the covenants related to joint ventures, restricted payments and capital expenditures. In addition to other covenants, the New Credit Facility limits our and our subsidiaries' ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, make capital expenditures, engage in mergers, acquisitions and asset sales, transact with affiliates and alter the business conducted by us and our subsidiaries.
Additionally, we agreed to a decrease in the maximum amount of availability under our revolving credit facility from $120.0 million to $70.0 million and to an increase in margins on our borrowings under the credit facility. The margins under the revolving loans, which are based on our ratio of consolidated total debt to Consolidated Adjusted EBITDA, were increased to 3.75% to 4.25% on base rate loans and 4.75% to 5.25% on LIBOR loans. The margins under the term loans were increased to 4.25% on base rate loans and 5.25% on LIBOR loans. In addition, we will not be able to borrow under the revolving credit facility unless we are able to meet our ratio of consolidated total debt to Consolidated Adjusted EBITDA on a pro forma basis after giving effect to the new borrowings. During the year ended December 31, 2011, we wrote off $0.7 million of deferred financing costs related to the revolving credit facility.
In September 2011, in connection with the execution of the amendment, we paid down $25.0 million of the borrowings outstanding under the term loan facility and paid a fee to the consenting lenders of $6.0 million.
In October 2012, we reached an agreement with our lenders for a second amendment to our Credit Agreement.  The second amendment further modified the existing financial covenants. Pursuant to the second amendment, we are now required to maintain a maximum ratio of consolidated total debt to Consolidated Adjusted EBITDA less minority interest expense of 5.00 to 1.00 through September 30, 2014, 4.75 to 1.00 from October 1, 2014 through September 30, 2015, 4.50 to 1.00 from October 1, 2015 through December 31, 2015 and 4.25 to 1.00 thereafter. The minimum ratio of Consolidated Adjusted EBITDA less minority interest expense to consolidated interest expense will remain unchanged at of 2.25 to 1.00 through December 31, 2012, 2.50 to 1.00 from January 1, 2013 through December 31, 2014 and 2.75 to 1.00 thereafter.
As of December 31, 2012, our ratio of consolidated total debt to Consolidated Adjusted EBITDA was 3.84 to 1.00 and our ratio of Consolidated Adjusted EBITDA to consolidated interest expense was 2.85 to 1.00.
In connection with the execution of the second amendment, we used $30.0 million in proceeds from the sale-lease transaction discussed above together with $44.5 million of our existing cash to make a total payment of $74.5 million to permanently reduce borrowings outstanding under the term loan facility. This prepayment made in connection with the amendment satisfies all future mandatory amortization payments under the terms of the Credit Agreement, which matures in June 2016.
We estimate that we will incur approximately $7.9 million of annual rent expense in connection with the sale and lease transaction, which will reduce future Consolidated Adjusted EBITDA. The Company estimates it will have a reduction in annual interest expense of approximately $5.4 million based on the current interest rate.
The indenture governing our outstanding 8% Notes due 2016 (the "8% Notes") contains covenants limiting our and most of our subsidiaries' ability to pay dividends and make other restricted payments, incur additional indebtedness or issue disqualified stock, create liens on our assets, merge, consolidate, or sell all or substantially all of our assets, and enter into transactions with affiliates, among others. As of December 31, 2012, we were in compliance with all covenants contained in the 8% Notes and expect to comply with these covenants in 2013. Our failure to comply with these covenants could permit the trustee under the indenture relating to the 8% Notes and the note holders to declare the principal amounts under the 8% Notes, together with accrued and unpaid interest, to be immediately due and payable. If the indebtedness under the 8% Notes, or any of our other indebtedness, is accelerated, and we are not able to refinance our debt, we could become subject to bankruptcy proceedings.
In the first quarter of 2010, we entered into one interest rate swap agreement (the “2010 Swap”) and three interest rate cap agreements (the “2010 Caps”) to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The 2010 Swap, which matured in January 2011, had a notional amount of $92.7 million. For the year ended December 31, 2011, we received net settlement amounts of $0.1 million on this swap agreement. The interest rate cap agreements, which mature in February 2014, have a total notional amount of $150.0 million and were designated as cash flow hedges of future cash interest payments associated with a portion of our variable rate bank debt. Under these arrangements, we have purchased a cap on LIBOR at 4.50%. We paid $1.5 million to enter into the caps, which is being amortized through interest expense over the life of the agreements. For the years ended December 31, 2012, 2011 and 2010, we paid no net settlement amounts on the 2010 Caps.
In the second quarter of 2011, we acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of USR. One of the USR Swaps, which matures in October 2015, has a notional amount of $3.0 million as of December 31, 2012. Under the terms of this agreement, we receive one-month LIBOR and pay a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred bears interest based on one-month LIBOR plus 3.00%. The other USR Swap, which matures in April 2014, has a notional amount of $1.4 million as of December 31, 2012. Under the terms of this agreement, we receive one-month LIBOR and pay a fixed rate of 4.15%. The net effect of the hedge is to record interest expense at a fixed rate of 6.15%, as the underlying debt incurred bears interest based on one-month LIBOR plus 2.00%. As a result of the acquisition of USR, the USR Swaps were de-designated, hedge accounting was terminated and all further changes in the fair market value of these swaps are being recorded in interest expense and other, net. For the year ended December 31, 2012, we paid net settlement amounts of $0.1 million on these swap agreements.
During the first quarter of 2009, we entered into a diesel fuel swap agreement that had a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with purchasing diesel fuel for our mobile fleet. Under the terms of this agreement, which matured in February 2010, we received the Department of Energy (“DOE”) published monthly average price per gallon and paid a fixed rate of $2.63 per gallon. We designated this swap as a cash flow hedge of future cash flows associated with our diesel fuel payments. We recorded effective changes in the fair value of the swap through comprehensive income (loss) and reclassified gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel was purchased. Settlement amounts under this swap were not material for the year ended December 31, 2010. For the year ended December 31, 2010, amounts recognized in other (income) and expense with respect to this swap were not material.
During the first quarter of 2010, we entered into a diesel fuel swap agreement that had a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with purchasing diesel fuel for our mobile fleet. Under the terms of this agreement, which matured in February 2011, we received the DOE published monthly average price per gallon and paid a fixed rate of $3.25 per gallon. We designated this swap as a cash flow hedge of future cash flows associated with our diesel fuel payments. We recorded effective changes in the fair value of the swap through comprehensive income (loss) and reclassified gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel was purchased. Settlement amounts under this swap were not material for the year ended December 31, 2011. For the year ended December 31, 2010, we paid net settlement amounts of $0.1 million on this swap agreement. For the years ended December 31, 2011 and 2010, amounts recognized in other (income) and expense, net with respect to this swap were not material.
During the second quarter of 2011, we entered into a diesel fuel swap agreement that has a notional quantity of 450,000 gallons, or 37,500 gallons per month, to hedge future cash payments associated with purchasing diesel fuel for our mobile fleet. Under the terms of this agreement, which matured in April 2012, we received the DOE published monthly average price per gallon and paid a fixed rate of $4.31 cents per gallon. We designated this swap as a cash flow hedge of future cash flows associated with our diesel fuel payments. We recorded effective changes in the fair value of the swap through comprehensive income (loss) and reclassied gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel was purchased. For the year ended December 31, 2011, we paid net settlement amounts of $0.1 million on this swap agreement. For the years ended December 31, 2012 and 2011, amounts recognized in other (income) and expense, net with respect to this swap were not material.
In fourth quarter of 2012, we entered into an interest rate swap agreement in connection with the financing of an equipment purchase to avoid unplanned volatility in income due to changes in the LIBOR interest rate environment. This swap agreement, which matures in November 2017, has a notional amount of $5.2 million as of December 31, 2012. Under the terms of this agreement, we receive one-month LIBOR and pay a fixed rate of 3.75%. The net effect of the hedge is to record interest expense at a fixed rate of 5.25%, as the underlying debt incurred bears interest based on one-month LIBOR plus 2.50%.

The maturities of our long-term debt, including interest, future payments under our operating leases and binding equipment purchase commitments as of December 31, 2012 are as follows:

Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total

New Term Loan	$24.7	$24.7	$24.7	$352.8	$—	$—	$426.9
8% Senior Notes	15.2	15.2	15.2	203.9	—	—	249.5
Equipment Loans	13.5	9.3	6.1	4.4	1.7	—	35.0
Operating Leases	14.4	13.7	13.3	11.5	3.2	9.3	65.4
Letters of Credit	0.4	—	—	—	—	—	0.4
Equipment Purchase Commitments	9.2	—	—	—	—	—	9.2
Total Contractual Obligation Payments	77.4	62.9	59.3	572.6	4.9	9.3	786.4
Less Amount Representing Interest	(1.5)	(0.8)	(0.4)	(0.2)	—	—	(2.9)
Future Contractual Obligations	$75.9	$62.1	$58.9	$572.4	$4.9	$9.3	$783.5
We have omitted our liability for unrecognized tax benefits of $0.4 million at December 31, 2012 from the above table because we cannot determine with certainty when this liability will be settled. Although we believe that it is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months, we do not expect the change will have a material impact on our consolidated financial statements.
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
Revenue Recognition
We derive the majority of our revenue directly from healthcare providers, primarily for imaging and radiation oncology services. To a lesser extent, we generate revenues from direct billings to patients or their medical payors, and we record these revenues net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from direct patient billing amounted to approximately 19%, 20% and 20% of revenues in the years ended December 31, 2012, 2011 and 2010, respectively. We continuously monitor collections from direct patient billings and compare these collections to revenue, net of contractual discounts, recorded at the time of service. While these contractual discounts have historically been within our expectations and the provisions established, an inability to accurately estimate contractual discounts in the future could have a material adverse effect on our operating results. Because the price is predetermined, we recognize all revenues when we deliver the imaging service and collectability is reasonably assured, which is based upon contract terms with healthcare providers and negotiated rates with third-party payors and patients.
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
We allocate goodwill and intangible assets with indefinite lives to our three reporting units, which are aggregated into the Imaging and Radiation Oncology segments. Goodwill represented $56.5 million of our $560.1 million of total assets as of December 31, 2012 and $56.5 million of our $663.1 million of total assets as of December 31, 2011. Imaging segment goodwill totaled $41.7 million as of December 31, 2012 and 2011, and Radiation Oncology segment goodwill totaled $14.8 million as of December 31, 2012 and 2011.
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
The fair value of a reporting unit is determined using a combination of income and market approaches. The following describes the valuation methodologies used in 2012, 2011 and 2010 to derive the estimated fair value of the reporting units. We use the average of the Discounted Cash Flow (“DCF”) method and the Guideline Public Company (“GPC”) method in assessing fair value for each reporting unit.
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
In 2012, we concluded that the fair value of each reporting unit exceeded its carrying value, indicating no goodwill or indefinite-lived intangible asset impairment was present.

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
Goodwill Impairment Test
The goodwill impairment test has two steps. Step 1 of the test identifies potential impairments at the reporting unit level. We divide our imaging operations into two geographic regions. Radiation oncology is run as a separate profit center responsible for its own revenue, expenses, and overhead, and is managed on a national basis. We have aggregated the results of our two imaging reporting units and radiation oncology reporting unit into two reportable segments, Imaging and Radiation Oncology. For purposes of goodwill impairment testing, we compare the estimated fair value of each of the two imaging reporting units and the radiation oncology reporting unit to its net book value. If the estimated fair value of a reporting unit exceeds its net book value, there is no impairment of goodwill and Step 2 is unnecessary. However, if the net book value exceeds the estimated fair value, then Step 1 is failed, and Step 2 is performed to determine the amount of the potential impairment. Step 2 uses acquisition accounting guidance and requires the fair value calculation of all individual assets and liabilities of the reporting unit (excluding goodwill, but including any unrecognized intangible assets). The net fair value of assets less liabilities is then compared to the reporting unit's total estimated fair value as calculated in Step 1. The excess of fair value over the net asset value equals the implied fair value of goodwill. The implied fair value of goodwill is then compared to the carrying value of goodwill to determine the reporting unit's goodwill impairment. See Notes 6 and 7 to the Consolidated Financial Statements for more information.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, please refer to Note 2 of the Notes to Condensed Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We provide our services exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.
Our interest expense is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our indebtedness bears interest at variable rates. The recorded carrying amount of our long-term debt under our credit facility approximates fair value because those borrowings have variable rates that reflect currently available terms and conditions for similar debt. To decrease the risk associated with interest rate increases, we have entered into multiple interest rate swap and cap agreements for a portion of our variable rate debt. These swaps and caps are designated as cash flow hedges of variable future cash flows associated with our long-term debt.
For information about our swap activities since 2010, please see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.
The swaps expose us to credit risk if the counterparties to the agreements do not or cannot meet their obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the 2010 swaps. On a quarterly basis, the counterparties are evaluated for non-performance risk. See Note 11 of the Notes to the Consolidated Financial Statements for additional details.
Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. At December 31, 2012, we had cash and cash equivalents of $40.0 million, of which $0.6 million was held in accounts that are with third party financial institutions that exceed the FDIC insurance limits.
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

	Expected Maturity as of December 31, 2012
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(dollars in millions)
Liabilities:
Long-term debt:
Fixed rate	$13.5	$9.3	$6.1	$194.4	$1.7	$—	$224.9	$206.9
Average interest rate	7.65%	7.76%	7.85%	7.25%	1.90%	—%	7.27%	8.00%
Variable rate	$—	$—	$—	$340.4	$—	$—	$340.4	$340.4
Average interest rate	7.25%	7.25%	7.25%	7.25%	7.25%	—%	7.25%	7.25%

ITEM 8.	FINANCIAL STATMENTS AND SUPPLEMENTARY DATA

ALLIANCE HEALTHCARE SERVICES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Alliance HealthCare Services, Inc.
Newport Beach, California
We have audited the accompanying consolidated balance sheets of Alliance HealthCare Services, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2012. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance HealthCare Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Costa Mesa, California
March 15, 2013

ALLIANCE HEALTHCARE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$44,190	$39,977
Accounts receivable, net of allowance for doubtful accounts of $7,914 in 2011 and $5,317 in 2012	70,701	62,320
Deferred income taxes	10,086	17,364
Prepaid expenses	6,462	5,078
Other receivables	4,301	3,898
Total current assets	135,740	128,637
Equipment, at cost	954,337	827,162
Less accumulated depreciation	(663,038)	(618,601)
Equipment, net	291,299	208,561
Goodwill	56,493	56,493
Other intangible assets, net	143,024	126,931
Deferred financing costs, net	17,268	16,497
Other assets	19,270	23,022
Total assets	$663,094	$560,141
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$22,417	$15,993
Accrued compensation and related expenses	18,204	22,481
Accrued interest payable	6,582	5,081
Other accrued liabilities	33,438	26,835
Current portion of long-term debt	24,923	13,145
Total current liabilities	105,564	83,535
Long-term debt, net of current portion	430,451	357,056
Senior notes	188,109	188,434
Other liabilities	879	4,314
Deferred income taxes	43,002	43,095
Total liabilities	768,005	676,434
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, $0.01 par value; 200,000 shares authorized and no shares issued and outstanding
Common stock, $0.01 par value; 20,000,000 shares authorized; shares issued and outstanding - 10,663,868 at December 31, 2011 and 10,615,072 at December 31, 2012	527	524
Less: treasury stock, at cost - 116,196 shares at December 31, 2011 and 140,028 December 31, 2012	(2,729)	(2,877)
Additional paid-in capital	20,269	21,507
Accumulated comprehensive loss	(950)	(716)
Accumulated deficit	(171,288)	(183,226)
Total stockholders’ deficit attributable to Alliance HealthCare Services, Inc.	(154,171)	(164,788)
Noncontrolling interest	49,260	48,495
Total stockholders’ deficit	(104,911)	(116,293)
Total liabilities and stockholders’ deficit	$663,094	$560,141

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2011	2012
Revenues	$478,855	$493,651	$472,258
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	264,725	279,751	253,225
Selling, general and administrative expenses	67,110	77,140	76,022
Transaction costs	2,439	3,429	994
Severance and related costs	1,002	3,991	2,226
Impairment charges	42,095	167,792	—
Depreciation expense	92,321	89,974	79,333
Amortization expense	12,439	16,444	15,861
Interest expense and other, net	51,203	49,789	54,101
Other (income) and expense, net	(590)	2,203	3,036
Total costs and expenses	532,744	690,513	484,798
Loss before income taxes, earnings from unconsolidated investees, and noncontrolling interest	(53,889)	(196,862)	(12,540)
Income tax benefit	(20,799)	(38,242)	(6,710)
Earnings from unconsolidated investees	(4,327)	(3,516)	(4,667)
Net loss	(28,763)	(155,104)	(1,163)
Less: Net income attributable to noncontrolling interest	(3,890)	(5,008)	(10,775)
Net loss attributable to Alliance HealthCare Services, Inc.	$(32,653)	$(160,112)	$(11,938)
Comprehensive loss, net of taxes:
Net loss attributable to Alliance HealthCare Services, Inc.	$(32,653)	$(160,112)	$(11,938)
Unrealized gain (loss) on hedging transactions, net of taxes	1,723	(281)	(234)
Comprehensive loss, net of taxes:	$(30,930)	$(160,393)	$(12,172)
Loss per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(3.09)	$(15.07)	$(1.12)
Diluted	$(3.09)	$(15.07)	$(1.12)
Weighted-average number of shares of common stock and common stock equivalents:
Basic	10,556	10,626	10,624
Diluted	10,556	10,626	10,624
See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2011	2012
Operating activities:
Net loss	$(28,763)	$(155,104)	$(1,163)
Adjustments to reconcile net loss income to net cash provided by operating activities:
Provision for doubtful accounts	1,343	6,046	2,871
Share-based payment	5,580	4,695	730
Impairment charges	42,095	167,792	—
Depreciation and amortization	104,760	106,418	95,194
Amortization of deferred financing costs	2,744	3,947	4,006
Accretion of discount on long-term debt	1,528	1,611	1,690
Adjustment of derivatives to fair value	186	(113)	46
Distributions (less) more than undistributed earnings from investees	1,223	(450)	41
Deferred income taxes	(20,765)	(38,189)	(7,030)
Loss (gain) on sale of assets	(589)	2,167	2,087
Excess tax benefit from share-based payment arrangements	(32)	—	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(538)	(8,489)	5,510
Prepaid expenses	(312)	3,698	1,384
Other receivables	603	(703)	403
Other assets	228	988	896
Accounts payable	(4,419)	2,800	(3,729)
Accrued compensation and related expenses	(315)	645	4,277
Accrued interest payable	2,023	696	(1,501)
Income taxes payable	(326)	(294)	(252)
Other accrued liabilities	(1,326)	(4,634)	(2,317)
Net cash provided by operating activities	104,928	93,527	103,143
Investing activities:
Equipment purchases	(64,522)	(49,609)	(37,564)
(Increase) decrease in deposits on equipment	(2,163)	5,878	(2,968)
Acquisitions, net of cash received	(34,298)	(47,725)	—
Decrease in cash in escrow	485	1,063	2,496
Proceeds from sale of assets	3,349	573	37,450
Investment in unconsolidated joint ventures	(250)	—	—
Net cash used in investing activities	(97,399)	(89,820)	(586)
Financing activities:
Principal payments on equipment debt	(6,904)	(12,207)	(13,566)
Proceeds from equipment debt	358	1,885	6,526
Principal payments on term loan facility	(4,600)	(31,450)	(83,515)
Principal payments on revolving loan facility	—	(25,000)	—
Proceeds from revolving loan facility	—	25,000	—
Principal payments on senior subordinated notes	(5,582)	—	—
Payments of debt issuance costs	(484)	(6,332)	(3,235)

Payments of contingent consideration	(355)	(1,626)	(1,797)
Noncontrolling interest in subsidiaries	(4,575)	(6,826)	(11,035)
Excess tax benefit from share-based payment arrangements	32	—	—
Proceeds from shared-based payment arrangements	78	56	—
Purchase of treasury stock	(219)	(179)	(148)
Net cash used in financing activities	(22,251)	(56,679)	(106,770)
Net decrease in cash and cash equivalents	(14,722)	(52,972)	(4,213)
Cash and cash equivalents, beginning of period	111,884	97,162	44,190
Cash and cash equivalents, end of period	$97,162	$44,190	$39,977

Supplemental disclosure of cash flow information:
Interest paid	$43,401	$44,396	$50,355
Income taxes paid (received), net of refunds	$425	$(2,708)	$760
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$1,602	$315	$5,434
Capital lease obligations related to the purchase of equipment	$575	$6,587	$4,017
Capital lease obligations transferred	$—	$(2,631)	$—
Comprehensive gain (loss) from hedging transactions, net of taxes	$1,723	$(281)	$(234)
Equipment debt assumed in connection with acquisitions	$—	$25,973	$—
Equipment purchases in accounts payable	$229	$2,977	$282
Contingent consideration for acquisitions	$3,489	$—	$(308)
Noncontrolling interest assumed (disposed) in connection with acquisitions (Note 2)	$5,036	$39,610	$(1,254)

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
CONSOLIDATED STATMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

								Stockholders’ Equity (Deficit) Attributable to
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Alliance HealthCare Services, Inc.	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2010	10,405,003	$516	(77,340)	$(2,333)	$10,652	$(2,392)	$21,477	$27,920	$6,842	$34,762
Exercise of common stock options	250	—	—	—	68	—	—	68	—	68
Issuance of common stock under directors’ deferred compensation plan	12,158	1	—	—	—	—	—	1	—	1
Issuance of restricted stock	178,580	9	—	—	—	—	—	9	—	9
Issuance of common stock under stock bonus award	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	(1)	(10,284)	(218)	—	—	—	(219)	—	(219)
Share-based payment	—	—	—	—	5,580	—	—	5,580	—	5,580
Share-based payment income tax detriment	—	—	—	—	(238)	—	—	(238)	—	(238)
Unrealized loss on hedging transaction, net of tax	—	—	—	—	—	1,723	—	1,723	—	1,723
Acquired noncontrolling interest	—	—	—	—		—	—	—	5,036	5,036
Net contributions/(distributions)	—	—	—	—	—	—	—	—	(4,300)	(4,300)
Net (loss) income	—	—	—	—	—	—	(32,653)	(32,653)	3,890	(28,763)
Balance at December 31, 2010	10,595,991	525	(87,624)	(2,551)	16,062	(669)	(11,176)	2,191	11,468	13,659
Exercise of common stock options	2,480	—	—	—	53	—	—	53	—	53
Issuance of common stock under directors’ deferred compensation plan	44,310	2	—	—	—	—	—	2	—	2
Issuance of restricted stock	21,087	1	—	—	—	—	—	1	—	1
Purchase of treasury stock	—	(1)	(28,572)	(178)	—	—	—	(179)	—	(179)
Share-based payment	—	—	—	—	4,695	—	—	4,695	—	4,695
Share-based payment income tax detriment	—	—	—	—	(541)	—	—	(541)	—	(541)
Unrealized loss on hedging transaction, net of tax	—	—	—	—	—	(281)	—	(281)	—	(281)
Acquired noncontrolling interest	—	—	—	—		—	—	—	39,610	39,610
Net contributions/(distributions)	—	—	—	—	—	—	—	—	(6,826)	(6,826)
Net (loss) income	—	—	—	—	—	—	(160,112)	(160,112)	5,008	(155,104)
Balance at December 31, 2011	10,663,868	527	(116,196)	(2,729)	20,269	(950)	(171,288)	(154,171)	49,260	(104,911)
Forfeit of restricted stock	(106,340)	(4)	—	—	—	—	—	(4)	—	(4)
Issuance of restricted stock	57,544	1	—	—	—	—	—	1	—	1
Purchase of treasury stock	—	—	(23,832)	(148)	—	—	—	(148)	—	(148)
Share-based payment	—	—	—	—	733	—	—	733	—	733
Unrealized gain on hedging transaction, net of tax	—	—	—	—	—	234	—	234	—	234
Noncontrolling interest disposed in connection with acquisition	—	—	—	—	505	—	—	505	—	505
Net contributions (distributions)	—	—	—	—	—	—	—	—	(11,540)	(11,540)
Net (loss) income	—	—	—	—	—	—	(11,938)	(11,938)	10,775	(1,163)
Balance at December 31, 2012	10,615,072	$524	(140,028)	$(2,877)	$21,507	$(716)	$(183,226)	$(164,788)	$48,495	$(116,293)
See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

(Dollars in thousands, except per share amounts)
1. Description of the Company and Basis of Financial Statement Presentation
Description of the Company Alliance HealthCare Services, Inc. and its subsidiaries (the “Company”) provides diagnostic imaging services and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. The Company also provides services through fixed-sites, primarily to hospitals or health systems. The Company’s services normally include the use of its systems, technologists, therapists and other clinical staff to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging and radiation oncology operations. The Company also offers ancillary services including marketing support, education, training and billing assistance. The Company operates entirely within the United States and is one of the largest providers of shared service and fixed-site magnetic resonance imaging (“MRI”) and positron emission tomography/computed tomography (“PET/CT”) services in the country. The Company also operates 29 radiation oncology centers at December 31, 2012. For the year ended December 31, 2012, MRI, PET/CT and radiation oncology services generated 42%, 33% and 18% of the Company’s revenue, respectively.
Principles of Consolidation and Basis of Financial Statement Presentation The accompanying audited consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control. Intercompany transactions have been eliminated. The Company records noncontrolling interest related to its consolidated subsidiaries which are not wholly owned. Investments in non-consolidated investees over which it exercises significant influence but does not control are accounted for under the equity method. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.
Reverse Stock Split On December 26, 2012, the Company executed a 1-for-5 reverse stock split. All share and per share information for all periods presented herein gives effect to the reverse stock split.
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
Concentration of Credit Risk Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and trade receivables. The Company invests available cash in cash equivalents and money market securities of high-credit-quality financial institutions. The Company had cash and cash equivalents in the amount of $613 and $648 as of December 31, 2011 and 2012, respectively, in excess of federally insured limits. At December 31, 2011 and 2012, the Company’s accounts receivable were primarily from clients in the healthcare industry and third-party payors. To reduce credit risk, the Company performs periodic credit evaluations of its clients, but does not generally require advance payments or collateral. Credit losses to clients in the healthcare industry have not been material. The provision for doubtful accounts was 0.3% of revenues in 2010, 1.2% of revenues in 2011 and 0.6% of revenues in 2012, respectively.
Equipment Equipment is stated at cost and is depreciated using the straight-line method over an initial estimated life of three to 10 years to an estimated residual value, between five and 10 percent of original cost. If the Company continues to operate the equipment beyond its initial estimated life, the residual value is then depreciated to a nominal salvage value over 1.5 to 3 years.
Routine maintenance and repairs are charged to expense as incurred. Major repairs and purchased software and hardware upgrades, which extend the life of or add value to the equipment, are capitalized and depreciated over the remaining useful life.

With the exception of a relatively small dollar amount of office furniture, office equipment, computer equipment, software and leasehold improvements, substantially all of the property owned by the Company relates to diagnostic imaging and radiation oncology equipment, power units and mobile trailers used in the business. The Company had $1,200 and $0 of equipment classified as held for sale as of December 31, 2011 and 2012, respectively.
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
Goodwill and intangible assets with indefinite lives are allocated to three reporting units, which are aggregated into the Imaging and Radiation Oncology segments. Goodwill represented $56,493 of our $663,094 and $560,141 of total assets as of December 31, 2011, and 2012, respectively. Imaging segment goodwill totaled $41,684 as of December 31, 2011 and 2012, and Radiation Oncology segment goodwill totaled $14,809 as of December 31, 2011 and 2012.
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
The fair value of a reporting unit is determined using a combination of income and market approaches. The following describes the valuation methodologies used in 2010, 2011 and 2012 to derive the estimated fair value of the reporting units. The Company uses the average of the Discounted Cash Flow (“DCF”) method and the Guideline Public Company (“GPC”) method in assessing fair value for each reporting unit.
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
Revenue Recognition The majority of the Company’s revenues are derived directly from healthcare providers and are primarily for imaging and radiation oncology services. To a lesser extent, revenues are generated from direct billings to third-party payors or patients which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from billings to third-party payors and patients amounted to approximately

20%, 21% and 19% of revenues for the years ended December 31, 2010, 2011 and 2012, respectively. No single customer accounted for more than 3% of consolidated revenues in each of the years ended December 31, 2010, 2011, and 2012. The Company recognizes revenue in accordance with ASC 600, “Revenue.” As the price is predetermined, all revenues are recognized at the time the delivery of service has occurred and collectibility is reasonably assured which is based upon contract terms with healthcare providers and negotiated rates with third party payors and patients. The Company also records revenue from management services that it performs based upon management service contracts with predetermined pricing. Revenues from these services amounted to approximately 5%, 3% and 2% of total revenue for the three years ended December 31, 2010, 2011 and 2012, respectively. These revenues are recorded in the period in which the service is performed and collections of the billed amounts are reasonably assured in accordance with ASC 600.
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
Derivatives The Company accounts for derivative instruments and hedging activities in accordance with the provisions of ASC 815, “Derivatives and Hedging.” On the date the Company enters into a derivative contract, management may designate the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting the change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company’s derivatives are recorded on the balance sheet at their fair value. For derivatives accounted for as cash flow hedges, any unrealized gains or losses on fair value are included in comprehensive loss, net of tax, assuming perfect effectiveness. Any ineffectiveness is recognized in earnings.
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
Fair Values of Financial Instruments The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value based on the short-term maturity of these instruments. The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate fair value based on the short-term nature of these accounts. The carrying amount reported in the balance sheet for long-term debt under the Company’s New Credit Agreement (as discussed in Note 5 of the Notes to the Consolidated Financial Statements) approximates fair value, as these borrowings have variable rates that reflect currently available terms, credit spreads and conditions for similar debt. The fair value of the Company’s senior subordinated notes, senior notes and its equipment loans was $169,227 and $206,895 compared to the carrying amount reported on the balance sheet of $227,963 and $224,939 as of December 31, 2011 and 2012, respectively. The fair values of the Company’s senior subordinated notes and senior notes at December 31, 2011 and 2012, were based upon the bond trading prices. The fair value of the equipment loans was estimated using discounted cash flow analyses, based on the Company’s current borrowing rates for similar types of equipment loans.
Use of Estimates The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Loss The Company reports comprehensive loss in accordance with ASC 220, “Comprehensive Income.” For the years ended December 31, 2010, 2011 and 2012, the Company has entered into multiple interest rate swap agreements, interest rate cap agreements and fuel swap agreements, as discussed in Note 11 of the Notes to the Consolidated Financial Statements. Assuming perfect effectiveness, any unrealized gains and losses related to the swaps, collars and caps that qualify for cash flow hedge accounting are classified as a component of comprehensive loss, net of any tax. Any ineffectiveness is recognized in earnings.
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
Similarly, on July 27, 2012, the FASB issued ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which supplements Topic 350 by providing guidance for testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, testing an indefinite-lived intangible asset for impairment allows the option of performing a qualitative assessment before calculating the fair value of the asset. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50%) impaired, performance of the quantitative impairment test by determining the fair value of the asset is not required. In addition, ASU 2012-02 does not revise the requirement to test indefinite-lived intangible assets annually for impairment, and does not amend the requirement to test indefinite-lived intangible assets for impairment between annual tests if there is a change in events or circumstances. However, it does revise the examples of events and circumstances to be considered in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company is assessing the impact that the adoption of ASU 2012-12 may have on its financial reporting for future periods.
3. Transactions
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
Acquisition of Arkansas Cancer Center, P.A. in Pine Bluff, Arkansas
In the third quarter of 2010, the Company purchased certain assets from Arkansas Cancer Center, P.A., located in Pine Bluff, Arkansas (“Pine Bluff”). This is the Company's third Arkansas-based radiation therapy facility. The purchase price consisted of $9,489 in cash, $427 in contingent payments and $6 in assumed liabilities. The Company financed this acquisition using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $4,098 and acquired intangible assets of $5,250, of which $3,800 was assigned to the physician referral network, which is being amortized over 10 years, $1,000 was assigned to trademarks, which are being amortized over 10 years, $350 was assigned to a professional services agreement, which is being amortized over nine years and $100 was assigned to the non-compete agreement, which is being amortized over nine years. The Company recorded the intangible assets at fair value at the acquisition date. The acquisition included a one-third interest in a joint venture which was recorded at a fair value of $250 at the acquisition date. All recorded goodwill and intangible assets are deductible for tax purposes and are being amortized over 15 years. The acquisition included $427 for contingent payments due upon the resolution of certain claims, which were fully resolved at June 30, 2011. All contingent payments were recorded at fair value at the acquisition date. The year ended December 31, 2010 included six months of operations from this acquisition. During the year ended December 31, 2011, the Company recognized a charge of $35 in expenses related to increasing the estimated value of contingent consideration. During the year ended December 31, 2011, the Company paid $83 related to contingent consideration.
Acquisition of Cancer Treatment Center of Hazleton in Hazleton, Pennsylvania
In the fourth quarter of 2010, the Company purchased certain assets from Cancer Treatment Center of Hazleton, located in Hazleton, Pennsylvania (“Hazleton”). This is the Company's first Pennsylvania-based radiation therapy facility and is a strategic addition to the Company's Bethesda cancer network, now totaling eleven centers located throughout Alabama, Mississippi, Arkansas, Pennsylvania and Missouri. The purchase price consisted of $2,088 in cash and $80 in assumed liabilities. The Company financed this acquisition using internally generated funds. As a result of this acquisition, the Company recorded goodwill of $498 and acquired intangible assets of $1,400, of which $850 was assigned to the physician referral network, which is being amortized over 10 years, $350 was assigned to trademarks, which have indefinite useful lives and are not subject to amortization, and $200 was assigned to the non-compete agreement, which is being amortized over five years. The Company recorded the intangible assets at fair value at the acquisition date. All recorded goodwill and intangible assets are deductible for tax purposes and are being amortized over 15 years. The year ended December 31, 2010 included one month of operations from this acquisition.
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
Acquisition of US Radiosurgery, LLC
Also in April 2011, the Company purchased all of the outstanding membership interests of US Radiosurgery, LLC (“USR”), a stereotactic radiosurgery provider based in Nashville, Tennessee. At the time of this acquisition, USR operated eight stereotactic radiosurgery centers (including one stereotactic radiosurgery center in an unconsolidated joint venture) in partnership with local hospitals and radiation oncologists in eight states: Colorado, Texas, Illinois, Ohio, Oklahoma, Pennsylvania, Nevada and California. These eight stereotactic radiosurgery centers are structured through partnerships, and USR owns between 40% and 76% of the equity interests of the consolidated partnerships. This acquisition significantly expanded the Company’s nationwide footprint and enabled the Company to provide advanced treatment and technology to cancer patients. Following the acquisition of USR, the Company believes it is the nation’s leading provider of stereotactic radiosurgery services, with 17 dedicated centers at December 31, 2012. The purchase price consisted of $52,399 in cash, exclusive of $10,431 of cash acquired. The Company financed this acquisition using internally generated funds.

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
Pro forma information represents revenue and results of operations of the combined entity as though the acquisition date had been as of the beginning of the respective annual reporting periods. There were no non-recurring adjustments made to the pro forma information below. The following table represents the Company’s pro forma information including USR:

	Year Ended December 31,
	2010	2011
Revenue	$506,734	$500,098
Net loss attributable to Alliance HealthCare Services, Inc.	$(30,368)	$(160,128)

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
During the year ended December 31, 2012, the Company recorded $6,715 related to restructuring charges, of which the Company recorded $3,502 in Selling, general and administrative expenses; $2,226 in Severance and related costs; and $987 in Cost of revenues, excluding depreciation and amortization. As of December 31, 2012, substantially all restructuring reserves have been paid.
Amendment No. 1 to New Credit Facility
On September 27, 2011, the Company entered into Amendment No. 1 to its Credit Agreement dated December 1, 2009 with Deutsche Bank Trust Company Americas, as administrative agent and the other lenders party thereto (the "New Credit Facility"), pursuant to which the Company modified its financial covenants to provide it with greater flexibility for the following two years. Under the New Credit Facility, the Company was required to maintain:

(a) a maximum ratio of consolidated total debt to Consolidated Adjusted Earnings Before Income Tax, Depreciation and Amortization (“Consolidated Adjusted EBITDA”), as defined in the New Credit Facility, of 5.25 to 1.00 through June 30, 2012, 5.00 to 1.00 from July 1, 2012 through June 30, 2013 and 4.00 to 1.00 thereafter, and
(b) a minimum ratio of Consolidated Adjusted EBITDA to consolidated interest expense of 2.25 to 1.00 through December 31, 2012, 2.50 to 1.00 from January 1, 2013 through December 31, 2014 and 2.75 to 1.00 thereafter.
In addition, the New Credit Facility increased quarterly amortization payments on the term loan facility from $1,150 to $3,000 and the Company’s annual excess cash flow sweep percentage was increased from 50% to 75%. The New Credit Facility also included revisions to the calculation of Consolidated Adjusted EBITDA and revisions to the covenants related to joint ventures, restricted payments and capital expenditures.
The maximum amount of availability under the Company’s revolving credit facility decreased from $120,000 to $70,000, and margins on borrowings under the New Credit Facility increased. The margins under the revolving loans, which are based on the ratio of consolidated total debt to Consolidated Adjusted EBITDA, increased from 3.75% to 4.25% on base rate loans and 4.75% to 5.25% on LIBOR loans. The margins under the term loans were increased to 4.25% on base rate loans and 5.25% on LIBOR loans. In addition, the New Credit Facility prohibits the Company from borrowing under the revolving credit facility unless it meets the required ratio of consolidated total debt to Consolidated Adjusted EBITDA on a pro forma basis after giving effect to the new borrowings. During the year ended December 31, 2011, the Company wrote off $739 of deferred financing costs related to the revolving credit facility, which was recorded in transaction costs.
In September 2011, in connection with the execution of the amendment, the Company paid $25,000 to reduce its borrowings under the term loan facility and paid a fee to the consenting lenders of $6,008.
Amendment No. 2 to New Credit Facility
In October 2012, the Company and its lenders entered into Amendment No. 2 to the New Credit Facility that further modified the existing financial covenants. Pursuant to Amendment No. 2, the Company is now required to maintain a maximum ratio of consolidated total debt to Consolidated Adjusted EBITDA less minority interest expense of 5.00 to 1.00 through September 30, 2014, 4.75 to 1.00 from October 1, 2014 through September 30, 2015, 4.50 to 1.00 from October 1, 2015 through December 31, 2015 and 4.25 to 1.00 thereafter. The minimum ratio of consolidated Adjusted EBITDA less minority interest expense to consolidated interest expense remains unchanged. As of December 31, 2012, there was $335,261 outstanding under the term loan facility and no borrowings under revolving credit facility.
As of December 31, 2012, the Company’s ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 3.89 to 1.00 and its ratio of Consolidated Adjusted EBITDA to consolidated interest expense, calculated pursuant to the Credit Agreement was 2.85 to 1.00.
In connection with the execution of Amendment No. 2, the Company raised $30.0 million from the sale of certain imaging assets, which the Company then leased from purchasers under competitive terms. The $30.0 million in proceeds from the sale and lease transactions, was combined with $44.5 million of cash on hand to make a total payment of $74.5 million to permanently reduce borrowings outstanding under the term loan facility. This prepayment made in connection with the amendment satisfies all future mandatory amortization payments under the terms of the New Credit Facility, which matures in June 2016.
The Company estimates it will incur $8.0 million of annual rent payments in connection with the sale and lease transactions, which will reduce future Consolidated Adjusted EBITDA. The Company estimates it will have a reduction in annual interest expense of approximately $5.4 million based on the current interest rate of the term loan facility.
4. Share-Based Payment
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

Stock Option Plans and Awards
In November 1999, the Company adopted an employee stock option plan (as amended and restated, the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 2,205,000 shares have become available for grant. As of December 31, 2012, a total of 577,143 shares remained available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant, except as noted below. All options have 10-year terms. Options granted after January 1, 2008 are time options, typically vesting 25% each year, over four years. For options granted prior to January 1, 2008, initial stock option grants were comprised 50% of “time options” and 50% of “performance options.” The time options have a five-year vesting schedule, vesting 20% per year. The performance options cliff vest after eight years; however, in the event certain operating performance targets are met, up to 20% of the performance options may vest each year, accelerating the vesting period up to five years. During the year ended December 31, 2011, there were 29,800 options in which vesting was accelerated due to employment agreements. During the year ended December 31, 2012, there were no options in which vesting was accelerated. Prior to January 1, 2008, subsequent stock options granted under the 1999 Equity Plan to employees were always time options which vest 5% in the first year, 20% in the second year and 25% in years three through five.
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
The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Year Ended December 31,
	2010	2011	2012
Risk free interest rate	2.93%	2.19%	0.97%
Expected dividend yield	—%	—%	—%
Expected stock price volatility	49.7%	49.8%	62.4%
Average expected life (in years)	6.25	5.50	6.01
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

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	883,521	$34.34
Granted	156,800	$27.26
Exercised	(250)	$20.95
Canceled	(53,875)	$37.77
Outstanding at December 31, 2010	986,196	$33.03
Granted	1,000	$21.20
Exercised	(2,480)	$20.95
Canceled	(254,300)	$35.62
Outstanding at December 31, 2011	730,416	$32.16
Granted	487,500	5.54
Exercised	—	—
Canceled	(450,420)	26.36
Outstanding at December 31, 2012	767,496	$18.65	7.13	$398
Vested and expected to vest in the future at December 31, 2012	739,767	$18.76	7.11	$387
Exercisable at December 31, 2012	341,581	$31.02	4.90	$77
The following table summarizes information about all the stock options outstanding at December 31, 2012:

Options Outstanding	Exercise Price	Remaining Contractual Term	Options Exercisable	Exercise Price
100,000	$4.85	9.42	50,000	$4.85
133,000	$5.00	9.46	0	$—
60,000	$5.70	9.08	0	$—
117,500	$6.20	9.01	0	$—
15,000	$6.38	10.00	0	$—
505	$17.75	0.65	500	$17.75
9,405	$18.35	1.01	9,405	$18.35
4,000	$20.10	7.89	2,000	$20.10
40,340	$20.95	3.09	39,140	$20.95
2,600	$24.75	0.37	2,600	$24.75
13,900	$25.95	0.04	13,900	$25.95
1,000	$26.25	6.62	996	$26.25
33,000	$27.80	4.81	32,250	$27.80
55,700	$28.55	7.00	29,800	$28.55
1,000	$31.40	3.57	1,000	$31.40
5,390	$32.30	3.62	3,290	$32.30
501	$34.70	1.77	498	$34.70
34,900	$37.05	4.12	33,220	$37.05
201	$38.75	2.77	198	$38.75
200	$39.55	3.77	198	$39.55
72,250	$40.30	6.00	56,100	$40.30
7,000	$41.20	3.79	7,000	$41.20
201	$42.85	5.77	198	$42.85
1,000	$43.70	5.78	1,000	$43.70
31,400	$46.30	5.00	31,400	$46.30
204	$48.70	4.77	198	$48.70
27,300	$61.75	2.01	26,690	$61.75
767,496	$18.65	7.13	341,581	$31.02
The weighted average grant date fair value of options granted during the years ended December 31, 2010, 2011 and 2012 was $14.04 per share, $10.06 per share and $3.15 per share, respectively. There were no options exercised during the year ended December 31, 2012. The total intrinsic value of options exercised during the years ended December 31, 2010 and 2011 was $1. The total cash received from employees as a result of stock option exercises was $68 and $53 for the years ended December 31, 2010 and 2011, respectively.
The following table summarizes the Company’s unvested stock option activity:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2011	161,102	$18.28
Granted	487,500	3.15
Vested	(118,617)	13.03
Canceled	(104,070)	8.16
Unvested at December 31, 2012	425,915	$4.90
At December 31, 2012, the total unrecognized fair value share-based payment related to unvested stock options granted to both employees and non-employees was $1,059, which is expected to be recognized over a remaining weighted-average period of 1.85 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations and comprehensive income (loss). The total fair value of shares vested during the years ended December 31, 2010, 2011 and 2012 was $2,910, $2,915 and $1,546, respectively.
Restricted Stock Awards
The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2010, the Company granted 182,600 awards to certain employees of the Company. These awards cliff vest after three years provided that the employee remains continuously employed and the non-employee continues service through the issuance date. During 2011, the Company granted 57,887 awards to certain employees of the Company. Of the awards granted in 2011, 4,887 cliff vest after one year provided that the employee remains continuously employed through the issuance date, 52,000 cliff vest after three years provided that the employee remains continuously employed through the issuance date and 1,000 cliff vest after one year provided that the employee meets certain performance criteria and remains continuously employed through the issuance date. During 2012, the Company granted 57,544 shares of restricted stock to employees and non-employeed directors. Of the 57,544 shares granted in 2012, 38,075 shares were granted to employees, which either cliff vest after one year, or vest annually in 33.3% increments over three years. Non-employee directors were granted 19,469 shares of restricted stock for their services in 2012. The Company grants restricted stock awards to non-employee directors of the Company who are unaffiliated with Oaktree Capital Management, LLC (“Oaktree”) and MTS Health Investors, LLC (“MTS”) (“unaffiliated directors”). These awards to unaffiliated directors cliff vest after one year based on the unaffiliated directors’ continued service with the Company through that date. During the years ended December 31, 2010 and 2011, the Company granted restricted stock awards of 12,159 and 44,310, respectively, to unaffiliated directors. There have been 19,469 of restricted stock awards made to independent directors in 2012. For the years ended December 31, 2010 and 2011, the Company recorded share-based payment related to restricted stock awards of $2,669 and $2,457, respectively. For the year ended December 31, 2012, the Company recorded share-based payment related to restricted stock awards of $(601). The expense reversal in 2012 was mostly due to the forfeiture of 85,000 unvested shares granted in 2010 to two now-former executive officers. Total historical expense recorded since their date of grant through 2012 was $1,675, which all reversed during 2012. The weighted-average grant-date fair value of restricted stock awards granted during the year ended December 31, 2012 was $5.70 per share.
The following table summarizes the Company’s unvested restricted stock activity:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2011	273,308	$23.30
Granted	57,544	5.70
Vested	(119,968)	29.28
Canceled	(106,340)	25.36
Unvested at December 31, 2012	104,544	$4.65
At December 31, 2012, the total unrecognized fair value share-based payment related to restricted stock awards granted to employees was $496, which is expected to be recognized over a remaining weighted-average period of 1.68 years. At December 31, 2012, the total unrecognized fair value share-based payment related to the restricted stock awards granted to unaffiliated directors was $160, which is expected to be recognized over a remaining weighted-average period of 1.00 years. The unaffiliated directors will each receive a restricted stock award on December 31, 2012 and each December 31 thereafter (the “Grant Date”) of the number of shares of common stock having a value equal to $40, rounded down to the nearest whole share, and calculated using the average share price of the Company’s stock over the 15-day period preceding the Grant Date. Such restricted stock awards will fully vest one year after the Grant Date based on the continued service of the non-employee director through the vesting date. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations and comprehensive income (loss).

Directors' Deferred Compensation Plan
In 2010 and 2011, non-employee directors earned an annual fee of $35 for their services as directors. In addition, restricted stock was granted to non-employee directors unaffiliated with Oaktree and MTS (the “Unaffiliated Directors”). Each

Unaffiliated Director received an annual restricted stock award on December 31, 2010 and 2011, for shares of the Company's Common Stock having a value equal to $80, using the average share price of the Company's Common Stock over the 15-day period preceding the grant date. Each restricted stock award vested on December 31, 2011 and 2012, respectively, contingent upon the Unaffiliated Director's continued service through each of the respective dates. On December 31, 2010 and 2011, directors affiliated with Oaktree and MTS (the “Oaktree/MTS Directors”), received cash compensation of $80 for serving on the Board during 2010 and 2011. Non-employee directors who also served as members of our Audit Committee received an additional $15 in 2010 and 2011, and the non-employee director who served as Chairman of our Audit Committee received an additional $20 in 2010 and 2011. In 2010 and 2011, non-employee directors were reimbursed for travel expenses related to their Board service.
In 2012, under the revised compensation program for non-employee directors in effect during 2012, non-employee directors earned an annual fee of $40 for their services as directors. In addition, each Unaffiliated Director received a restricted stock award on December 31, 2012 of the number of shares of our Common Stock having a value equal to $40, using the average share price of our Common Stock over the 15-day period preceding the grant date. This restricted stock award will vest on December 31, 2013 contingent upon the Unaffiliated Directors continued service to the Company through that date. In addition, each Unaffiliated Director received additional annual cash compensation of $40, that was paid in equal quarterly installments, for serving on the Board during 2012. On December 31, 2012, each Oaktree/MTS Director received additional cash compensation of $80, for serving on the Board during 2012. Also during 2012, non-employee directors were reimbursed for travel expenses related to their Board service.
For the years ended December 31, 2010, 2011 and 2012 the Company recorded director fees of $442, $488, and $490, respectively. For cash payment elections of Phantom Shares in the Director Plan, an increase (decrease) to other accrued liabilities is recorded for the difference between the current fair market value and the original issuance price of the Phantom Shares. For the issuance of common stock elections of Phantom Shares, an increase is made to APIC when director's fees are recorded. All cash elections are accrued in other accrued liabilities until payment is due and payable. At December 31, 2011 and 2012, $76 and $240, respectively, was included in other accrued liabilities relating to the Director Plan.
5. Fair Value of Financial Instruments
The Company used the following methods and assumptions in estimating fair value disclosure for financial instruments:
Cash and cash equivalents The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.
Debt The fair value of the Company’s fixed-rate debt was based on open bid/ask quotations of those notes at December 31, 2011 and December 31, 2012. The carrying amount of variable-rate borrowings at December 31, 2011 and 2012 approximates fair value estimated based on current market rates and credit spreads for similar debt instruments.
Derivative instruments Fair value was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.
The estimated fair values of the Company’s financial instruments are as follows:

	As of December 31,
	2011		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$44,190	$44,190	$39,977	$39,977
Fixed-rate debt	188,109	131,814	188,434	174,800
Variable-rate debt	417,411	417,411	335,261	335,261
Derivative instruments - asset position	31	31	—	—
Derivative instruments - liability position	272	272	219	219
ASC 820, “Fair Value Measurement,” applies to all assets and liabilities that are being measured and reported at fair value on a recurring basis. ASC 820 requires disclosure that establishes a framework for measuring fair value in generally accepted accounting principles by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 820 pricing levels as of December 31, 2011:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$44,190	$44,190	$—	$—
Interest rate contracts - asset position	31	—	31	—
Interest rate contracts - liability position	194	—	194	—
Fuel swap - liability position	78	—	—	78

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 820 pricing levels as of December 31, 2012:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$39,977	$39,977	$—	$—
Interest rate contracts - liability position	219	—	219	—
The following table summarizes the Company’s fair value measurements of derivative instruments using significant unobservable inputs (Level 3):

Balance as of December 31, 2011	$(78)
Total gains (losses) (realized/unrealized)
Included in earnings	(45)
Included in other comprehensive income	123
Balance as of December 31, 2012	$—
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—
The Company’s derivative instruments are primarily pay-fixed, receive-variable interest rate swaps and caps based on the London Interbank Offer Rate ("LIBOR") swap rate. The Company has elected to use the income approach to value these derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for interest rate swap and cap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates at commonly quoted intervals and implied volatilities for options). ASC 820, “Fair Value Measurement,” states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness and the Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments. For additional information please see Note 9 of the Notes to the Consolidated Financial Statements.
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

In 2010, in accordance with ASC 350, “Intangibles-Goodwill and Other,” since the carrying amount of the Radiation Oncology reporting unit was greater than their estimated fair value as determined in Step 1 of the impairment test, the Company was required to measure the fair value of goodwill of the Radiation Oncology reporting unit in Step 2 of the impairment test. Goodwill of the Radiation Oncology reporting unit with a carrying amount of $20,400 was written down to its implied fair value of $498, resulting in impairment charges of $19,902, which was included in earnings for the period.
In 2011, since the carrying amounts of the Imaging segment's two reporting units were greater than their estimated fair values as determined in Step 1 of the interim impairment test, the Company was required to measure the fair value of goodwill of the Imaging segment's two reporting units in Step 2 of the interim impairment test. Goodwill of the Imaging reporting units with a carrying amount of $196,026 was written down to its implied fair value of $41,684, resulting in impairment charges of $154,342, which was included in earnings for the period. See Note 6 of the Notes to the Consolidated Financial Statements for further information.
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
For the year ended December 31, 2010, the Company recorded asset impairment charges of $19,902 related to goodwill, $10,300 related to indefinite lived intangible assets, $5,820 related to definite lived intangibles, and $6,073 related to an other-than-temporary decline in the fair value of two joint ventures.
For the year ended December 31, 2011, the Company recorded asset impairment charges of $154,342 related to goodwill, $10,747 related to long-lived assets, $1,953 related to definite lived intangibles and $750 related to indefinite lived intangible assets.
For the year ended December 31, 2012, the Company performed its annual impairment test in the fourth quarter and concluded that it was not necessary to recorded asset impairment charges related to goodwill, long-lived assets, or definite and indefinite lived intangibles.
6. Impairment Charges
Market and economic conditions with respect to the recent recession created an unprecedented and challenging business environment in most major economies in which the Company provides service. The impairments taken in 2010 and 2011 reflect how the Company had been impacted by sustained high unemployment rates, a reported decline in physician office visits, uncertainty related to healthcare reform, and other conditions in the United States arising from global economic conditions. These factors had a sustained negative impact on the Company’s stock price and on the fair values of its reporting units. Due to these factors, the Company experienced a decline in demand for its services and a decline in market capitalization. Additionally, the development of new projects, specifically in the Radiation Oncology segment, has taken longer than expected as the hospital decision-making cycle has slowed causing longer than expected negotiation periods, further delaying the regulatory approval cycle and construction timelines. As a result, in 2010 the Company recognized a non-cash impairment charge totaling $42,095 associated with goodwill and other intangible assets in accordance with the provisions of ASC 350 and 360, and an impairment of investments in two joint ventures in accordance with ASC 323, the components of which are described in more detail below.
In 2010, after performing its assessment from the results of testing any impairment to goodwill, Company concluded that the net book values of the Radiation Oncology reporting unit exceeded its estimated fair value. Based on the results of the Step 2 test, the Company recorded an impairment charge of $19,902 under ASC 350 related to goodwill in the Radiation Oncology segment. The Company also recorded impairment charges of $10,300 under ASC 350 related to certain certificates of need with indefinite lives, $7,800 of which was related to the Radiation Oncology segment, and $2,500 of which was related to the Imaging segment. The Company applied the income approach to value the certificates of need, utilizing either an excess earnings method or a beneficial earnings method. Under the income approach, value is measured as the present worth of anticipated future net cash flows generated by the asset.
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
In 2012, in accordance with ASC 350, the Company performed its annual impairment test in the fourth quarter for goodwill and intangible assets with indefinite lives, using financial information as of September 30, 2012. The Company concluded that no impairment was present in its long-lived assets or intangible assets with definite useful lives.

7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill are as follows:

Balance at January 1, 2011	$193,126
Goodwill acquired during the period	16,540
Impairment charges	(154,342)
Adjustments to goodwill during the period	1,169
Balance at December 31, 2011	56,493
Goodwill acquired during the period	—
Impairment charges	—
Adjustments to goodwill during the period	—
Balance at December 31, 2012	$56,493
Gross goodwill	$230,737
Accumulated impairment charges	(174,244)
Balance at December 31, 2012	$56,493

Intangible assets consisted of the following:

	December 31, 2011			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$152,629	$(56,750)	$95,879	$152,629	$(68,380)	$84,249
Other	25,975	(12,257)	13,718	25,743	(16,488)	9,255
Total amortizing intangible assets	$178,604	$(69,007)	$109,597	$178,372	$(84,868)	$93,504
Intangible assets not subject to amortization			33,427			33,427
Total other intangible assets			$143,024			$126,931
In accordance with ASC 350, “Intangibles—Goodwill and Other,” the Company has elected to perform an annual impairment test in the fourth quarter for goodwill and indefinite life intangible assets based on the financial information as of September 30, or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company compares the fair value of its reporting units to its carrying amount to determine if there is potential impairment. The fair value of the reporting unit is determined by an income approach and a market capitalization approach. Significant management judgment is required in the forecasts of future operating results that are used in the income approach. The estimates that the Company has used are consistent with the plans and estimates that it uses to manage its business. The Company bases its fair value estimates on forecasted revenue and operating costs which include a number of factors including, but not limited to, securing new customers, retention of existing customers, growth in imaging and radiation oncology revenues and the impact of continued cost savings initiatives. However, it is possible that plans and estimates may change. No events occurred during the year ended December 31, 2012 which required charges for asset impairment based on financial information as of September 30, 2012.
In 2011, the Company recognized a goodwill impairment charge of $154,342 in the Imaging segment. In 2011, in accordance with ASC 350 and 360, “Property, Plant, and Equipment,” certain intangible assets acquired in 2002 and 2008 were determined to be impaired, and the Company recorded a charge of $2,703 to record these assets at fair value.
The Company uses the estimated useful life to amortize customer contracts, which is a weighted-average of 15 years. Other intangible assets subject to amortization are estimated to have a weighted-average useful life of six years. Amortization expense for intangible assets subject to amortization was $12,439 $16,444 and $15,861 for the years ended December 31, 2010, 2011 and 2012, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.
Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2013	11,637
2014	9,668
2015	8,919
2016	7,917
2017	7,144
Thereafter	48,206
8. Other Accrued Liabilities
Other accrued liabilities consisted of the following:

	December 31, 2011	December 31, 2012
Accrued systems rental and maintenance costs	$3,162	$2,768
Accrued site rental fees	1,206	1,202
Accrued property and sales taxes payable	13,255	11,561
Accrued self-insurance expense	4,350	1,299
Deferred gain on sale of equipment	33	1,293
Other accrued expenses	9,635	8,712
Accrued contingent payments	1,797	—
Total	$33,438	$26,835
9. Long-Term Debt and Senior Subordinated Credit Facility
Long-term debt consisted of the following:

	December 31, 2011	December 31, 2012
Term loan facility	$423,950	$340,435
Discount on term loan facility of 7.69%	(6,539)	(5,174)
Senior notes	190,000	190,000
Discount on senior notes of 8.25%	(1,891)	(1,565)
Equipment debt	37,963	34,939
Long-term debt, including current portion	643,483	558,635
Less current portion	24,923	13,145
Long-term debt	$618,560	$545,490

In connection with the acquisition of USR the Company assumed $25,973 in equipment debt.
In December 2009, the Company entered into a new senior secured credit agreement (the “New Credit Facility”), comprised of a $460,000 term loan (the “New Term Loan”) maturing in June 2016 and a $120,000 revolving facility (the “New Revolving Credit Facility”) maturing in December 2014. The Company used the proceeds from the New Term Loan to retire $351,600 of its Old Term Loan. Borrowings under the New Term Loan were issued at 98.0% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the loan. Borrowings under the New Credit Facility bear interest through maturity at a variable rate based upon, at the Company's option, either LIBOR or the base rate (which is the highest of the administrative agent's prime rate, one-half of 1.00% in excess of the overnight federal funds rate, and 1.00% in excess of the one-month LIBOR rate), plus in each case, an applicable margin. Under the New Credit Facility as in effect before the Company entered into the amendment described below:

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
In September 2011, the Company entered into Amendment No. 1 to the New Credit Facility, pursuant to which the Company modified its financial covenants to provide it with greater flexibility for the following two years. Under Amendment No. 1, the Company was required to maintain:
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
Also as part of Amendment No. 1 to the New Credit Facility, the Company's quarterly amortization payments on the term loan facility were increased from $1,150 to $3,000 and the Company's annual excess cash flow sweep percentage was increased from 50% to 75%. Amendment No. 1 also made other changes to the New Credit Facility, including revisions to the calculation of Consolidated Adjusted EBITDA and revisions to the covenants related to joint ventures, restricted payments and capital expenditures.
Additionally, the Company agreed to a decrease in the maximum amount of availability under its Revolving Credit Facility from $120,000 to $70,000 and an increase in margins on its borrowings under the New Credit Facility. The margins under the revolving loans, which are based on our ratio of consolidated total debt to Consolidated Adjusted EBITDA were increased from 3.75% to 4.25% on base rate loans and 4.75% to 5.25% on LIBOR loans. The margins under the term loans were increased to 4.25% on base rate loans and 5.25% on LIBOR loans. In addition, under Amendment No. 1, the Company will not be able to borrow under the New Revolving Credit Facility unless it is able to meet the required ratio of consolidated total debt to Consolidated Adjusted EBITDA on a pro forma basis after giving effect to the new borrowings. During the year ended December 31, 2011, the Company wrote off $739 of deferred financing costs related to the Revolving Credit Facility, which was recorded in transaction costs. As of December 31, 2011, the Company did not have any borrowing outstanding under the New Revolving Credit Facility and had $64,750 of available borrowings under the New Revolving Credit Facility, net of outstanding letters of credit.
In September 2011, in connection with the execution of the Amendment No. 1, the Company paid down $25,000 of the borrowings outstanding under the term loan facility and paid a fee to the consenting lenders of $6,008.
In October 2012, the Company and its lenders entered into Amendment No. 2 to the New Credit Facility. Amendment No. 2 further modified the existing financial covenants. Pursuant to Amendment No. 2, the Company is now required to maintain a maximum ratio of consolidated total debt to Consolidated Adjusted EBITDA less minority interest expense of 5.00 to 1.00 through September 30, 2014, 4.75 to 1.00 from October 1, 2014 through September 30, 2015, 4.50 to 1.00 from October 1, 2015 through December 31, 2015 and 4.25 to 1.00 thereafter. The minimum ratio of consolidated Adjusted EBITDA less minority interest expense to consolidated interest expense remains unchanged from Amendment No. 1.
The minimum ratio of consolidated Adjusted EBITDA less minority interest expense to consolidated interest expense remains unchanged. As of December 31, 2012, there was $335,261 outstanding under the term loan facility and no borrowings under revolving credit facility.
As of December 31, 2012, the Company's ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the New Credit Facility was 3.89 to 1.00 and its ratio of Consolidated Adjusted EBITDA to consolidated interest expense, calculated pursuant to the New Credit Facility was 2.85 to 1.00. As of December 31, 2012, the Company was in compliance with all covenants under the New Credit Facility.
In connection with the execution of Amendment No. 2, the Company raised $30.0 million from the sale of certain imaging assets, which the Company then leased from purchasers under competitive terms. The $30.0 million in proceeds from the sale and lease transactions, was combined with $44.5 million of cash on hand to make a total payment of $74.5 million to permanently reduce borrowings outstanding under the New Term Loan. This prepayment made in connection with Amendment No. 2 satisfies all future mandatory amortization payments under the terms of the New Credit Facility, which matures in June 2016. Additional voluntary prepayments are permitted in whole or in part without premium or penalty.
The weighted-average interest rate of the New Term Loan at December 31, 2010 was 5.49%. The weighted-average interest rate of the New Term Loan at December 31, 2011 was 7.24%. The weighted-average interest rate of the New Term Loan at December 31, 2012 was 7.25%. There were no borrowings outstanding under the New Revolving Credit Facility at December 31, 2010, 2011 or 2012. The Company pays a commitment fee equal to 0.50% per annum on the undrawn portion available under the New Revolving Credit Facility. The Company also pays variable per annum fees in respect of outstanding letters of credit. At December 31, 2012, the Company had $4,030 of outstanding letters of credit. As of December 31, 2012, there was $335,261 outstanding under the New Term Loan and no borrowings under the New Revolving Credit Facility. The New Credit Facility is collateralized by the Company's equity interests in its majority owned subsidiaries, partnerships and limited liability companies and its unencumbered assets, which include accounts receivable, inventory, equipment, and intellectual property. At December 31, 2012, the Company had an unamortized discount of $5,174 related to the New Term Loan.
The Company estimates it will incur $8.0 million of annual rent payments in connection with the sale and lease transactions, which will reduce future Consolidated Adjusted EBITDA. The Company estimates it will have a reduction in annual interest expense of approximately $5.4 million based on the current interest rate of the term loan facility.
8% Senior Notes In December 2009, the Company completed a cash tender offer (the “2009 Tender Offer”) for any and all of its outstanding 7 1/4% Notes issued in December of 2004, and issued $190,000 of 8.0% senior notes due in 2016 (the “8% Notes”) in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended. The Company used the proceeds from this transaction, the New Term Loan and existing cash to complete the 2009 Tender Offer. The 8% Notes were issued at 98.690% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the notes. No subsidiary of the Company guarantees these Notes. The indenture governing the 8% Notes contains covenants limiting the Company's and most of its subsidiaries' ability to pay dividends and make other restricted payments, incur additional indebtedness or issue disqualified stock, create liens on assets, merge, consolidate, or sell all or substantially all of its assets, and enter into transactions with affiliates, among others. The 8% Notes are unsecured senior obligations and are equal in right of payment to all existing and future senior debt, and rank senior in right of payment to all of the Company's existing and future subordinated debt. The 8% Notes are effectively subordinated in right of payment to all of the Company's existing and future secured indebtedness, including indebtedness under the New Credit Facility, to the extent of assets securing such indebtedness, and are effectively subordinated in right of payment to all obligations of the Company's subsidiaries. At December 31, 2012, the Company had an unamortized discount of $1,565 related to the 8% Notes. As of December 31, 2012, the Company was in compliance with all covenants contained in the 8% Notes.
The maturities of long-term debt as of December 31, 2012 are as follows:

	Bank Credit Facilities
	New Term Loan	Senior Notes	Equipment Loans	Total
Year ending December 31:
2013	—	—	13,456	13,456
2014	—	—	9,291	9,291
2015	—	—	6,084	6,084
2016	340,435	190,000	4,384	534,819
2017	—	—	1,724	1,724
Thereafter	—	—	—	—
	$340,435	$190,000	$34,939	$565,374

10. Loss Per Common Share
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

The following table sets forth the computation of basic and diluted loss per share (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2010	2011	2012
Numerator:
Net loss attributable to Alliance HealthCare Services, Inc.	$(32,653)	$(160,112)	$(11,938)
Denominator:
Weighted-average shares-basic	10,556	10,626	10,624
Effect of dilutive securities:
Employee stock options	—	—	—
Weighted-average shares-diluted	10,556	10,626	10,624
Loss per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(3.09)	$(15.07)	$(1.12)
Diluted	$(3.09)	$(15.07)	$(1.12)
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	856	924	757
Average exercise price per share that exceeds average market price of common stock	$35.70	$32.95	$17.72
11. Derivatives
The Company accounts for derivative instruments and hedging activities in accordance with the provisions of ASC 815, “Derivatives and Hedging.” Management generally designates derivatives in a hedge relationship with the identified exposure on the date the Company enters into a derivative contract, as disclosed below. The Company has only executed derivative instruments that are economic hedges of exposures that can qualify in hedge relationships under ASC 815. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally assesses effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, then measures and records ineffectiveness. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) because it is probable that the forecasted transaction will not occur, or (iv) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company’s derivatives are recorded on the balance sheet at their fair value. For additional information please see Note 5 of the Notes to the Consolidated Financial Statements. For derivatives accounted for as cash flow hedges, any effective unrealized gains or losses on fair value are included in comprehensive loss, net of tax, and any ineffective gains or losses are recognized in income immediately. Amounts recorded in comprehensive loss are reclassified to earnings when the hedged item impacts earnings.
Cash Flow Hedges
Interest Rate Cash Flow Hedges
The Company has entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the years ended December 31, 2011 and 2012, the Company had interest rate swap and cap agreements to hedge approximately $156,472 and $159,570 of its variable rate bank debt, respectively, or 24.3% and 28.6% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $0.7 million from accumulated other comprehensive loss to interest expense and other, net.
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

In the second quarter of 2011, the Company acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of USR. One of the USR Swaps, which matures in October 2015, had a notional amount of $2,963 as of December 31, 2012. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap, which matures in April 2014, had a notional amount of $1,407 as of December 31, 2012. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 4.15%. The net effect of the hedge is to record interest expense at a fixed rate of 6.15%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%. As a result of the acquisition of USR, the USR Swaps were de-designated, hedge accounting was terminated and all further changes in the fair market value of these swaps are being recorded in interest expense and other, net.

In the fourth quarter of 2012, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in December 2017, had a notional amount of $5,200 as of December 31, 2012. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.50% and pays a fixed rate of 3.75%. The net effect of the hedge is to convert interest expense to a fixed rate of 3.75%, as the underlying debt incurred interest based on one-month LIBOR plus 2.50%.
Diesel Fuel Cash Flow Hedges
The Company is exposed to market fluctuations in diesel fuel prices related to its mobile fleet. During the first quarter of 2010, the Company entered into a diesel fuel swap agreement which had a notional quantity of 1,008,000 gallons, or 84,000 gallons per month, to hedge future cash payments associated with the Company purchasing diesel fuel for its mobile fleet. Under the terms of this agreement, which matured in February 2011, the Company received the U.S. Department of Energy (“DOE”) published monthly average price per gallon and paid a fixed rate of $3.25 per gallon. The Company designated this swap as a cash flow hedge of future cash flows associated with its diesel fuel payments. The Company recorded effective changes in the fair value of the swap through comprehensive loss and reclassified gains or losses to fuel expense (included in cost of revenues, excluding depreciation and amortization) when the underlying fuel was purchased.
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
Quantitative information about the Company’s derivatives’ impact on performance and operations is provided below:

	Asset Derivatives
	Fair Value as of December 31,
	Balance Sheet Location	2011	2012
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$31	$—

	Liability Derivatives
	Fair Value as of December 31,
	Balance Sheet Location	2011	2012
Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$194	$120
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$—	$99
Diesel fuel swaps	Other liabilities	$78	$—

The Effect of Designated Derivative Instruments on the Statement of Operations
For the Year Ended December 31, 2011

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(472)	Interest expense and other, net	$(139)	Interest expense and other, net	$—
Diesel fuel swap	(169)	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	(84)	Other (income) expense, net	(1)
Total	$(641)		$(223)		$(1)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations
For the Year Ended December 31, 2011

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(136)

The Effect of Designated Derivative Instruments on the Statement of Operations
For the Year Ended December 31, 2012

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$33	Interest expense and other, net	$340	Interest expense and other, net	$—
Diesel fuel swap	—	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	—	Other (income) expense, net	—
Total	$33		$340		$—

 The Effect of Non-Designated Derivative Instruments on the Statement of Operations
For the Year Ended December 31, 2012

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(41)
12. Commitments and Contingencies
The Company has maintenance contracts with its equipment vendors for substantially all of its diagnostic imaging and radiation oncology equipment. The contracts are between one and five years from inception and extend through the year 2016, but may be canceled by the Company under certain circumstances. The Company's total contract payments for the years ended December 31, 2010, 2011 and 2012 were $53,181, $56,450 and $48,911, respectively. At December 31, 2012, the Company had binding equipment purchase commitments totaling $9,202.
The Company leases office and warehouse space and certain equipment under non-cancelable operating leases. The office and warehouse leases generally call for minimum monthly payments plus maintenance and inflationary increases. The future minimum payments under such leases are as follows:

Year ending December 31:
2013	$14,357
2014	13,701
2015	13,299
2016	11,537
2017	3,226
Thereafter	9,253
$65,373
The Company's total rental expense, which includes short-term equipment rentals, for the years ended December 31, 2010, 2011 and 2012 was $8,600, $9,515 and $9,643, respectively.
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
Historically, payments made related to these indemnifications have been immaterial. At December 31, 2012, the Company has determined that no liability is necessary related to these guarantees and indemnities.
In connection with our acquisition of Medical Outsourcing Services, LLC (“MOS”) in the third quarter of 2008, we subsequently identified a Medicare billing practice related to a portion of MOS's retail billing operations that raised compliance issues under Medicare reimbursement guidelines. The practice was in place before the acquisition and was discontinued when we became aware of it. In accordance with our corporate compliance program, we entered into discussions with representatives of the federal government to advise them of the issue and seek guidance on appropriate next steps. In June 2010, we commenced arbitration proceedings against the former owners of MOS related to the Medicare billing matter, in addition to certain other indemnification issues. In the arbitration, we asserted claims of fraud and breach of representations and warranties.
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
In the first quarter of 2013, the former owners of MOS paid $1,198 which amount represented the remaining amount of the indemnification cap created in connection with the acquisition.  This amount was in addition to $5,300 we already recovered from the former owners of MOS in connection with the arbitration award against them.  With these final payments totaling $1,198, the former owners of MOS have now fully satisfied their obligations to us under the arbitration award.  Following receipt of the final payments from the former owners of MOS, we then entered into a settlement agreement to resolve the government's investigation of the Medicare billing practices engaged in by MOS prior to our acquisition.  Under the terms of the settlement agreement, we paid $2,400 to the government, which amount was paid primarily from the funds recovered in the arbitration from the former owners of MOS.
In June 2012, Pacific Coast Cardiology (“PCC”) d/b/a Pacific Coast Imaging, Emanuel Shaoulian, MD, Inc., and Michael M. Radin, MD, Inc. filed a lawsuit in California state court against the Company and other defendants. The complaint asserts a number of claims related to the Company's decision not to purchase PCC in 2010, and also separately seeks a determination regarding an amount the Company contends is owed to it by PCC pursuant to a previous contractual arrangement. Plaintiffs are seeking monetary and punitive damages. The Company intends to vigorously defend against the claims asserted in this lawsuit. The Company has not recorded an expense related to any potential damages in connection with this matter because any potential loss is not probable or reasonably estimable.
On November 9, 2012, U.S. Radiosurgery, LLC (“USR”) a subsidiary of Alliance Healthcare Services, Inc. (the “Company”), received a grand jury subpoena issued by the United States Attorney's Office for the Middle District of Tennessee seeking documents related to USR and its financial relationships with physicians and other healthcare providers. The Company and USR are cooperating fully with the inquiry. The Company is currently unable to predict the timing or outcome of this matter, however, it is not unusual for such matters to continue for a considerable period of time. Responding to this matter will require management's attention and likely result in significant legal expense. To our knowledge, the federal government has not initiated any proceedings against us at this time.
The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.

13. 401(k) Savings Plan
Under the Company's 401(k) Savings Plan (the “Plan”), all employees who are over 21 years of age are eligible to participate after attaining three months of service. Employees may contribute between 1% and 25% of their annual compensation, subject to Internal Revenue Code limitations. For the years ended December 31, 2010, 2011 and 2012, the Company did not match any employee contributions to the Plan. The Company may also make discretionary contributions depending on profitability. No discretionary contributions were made in 2010, 2011 or 2012.
14. Income Taxes
The provision (benefit) for income taxes shown in the consolidated statements of operations consists of the following:

	Year Ended December 31,
	2010	2011	2012
Current:
Federal	$(7)	$(2)	$951
State	(27)	(50)	7
Total current	(34)	(52)	958
Deferred:
Federal	(16,742)	(31,565)	(6,709)
State	(4,023)	(6,625)	(959)
Total deferred	(20,765)	(38,190)	(7,668)
Total benefit for income taxes	$(20,799)	$(38,242)	$(6,710)
Significant components of the Company’s net deferred tax assets (liabilities) at December 31 are as follows:

	2011	2012
Basis differences in equipment	$(79,705)	$(49,678)
Basis differences in intangible assets	9,822	10,380
Net operating losses	21,806	7,853
Accounts receivable	3,149	2,007
State income taxes	1,435	1,080
Accruals not currently deductible for income tax purposes	11,962	10,239
Basis differences associated with acquired investments	(5,797)	(12,874)
Other	4,412	5,262
Total deferred taxes	(32,916)	(25,731)
Valuation allowance	—	—
Net deferred taxes	$(32,916)	$(25,731)
Current deferred tax asset	$10,086	$17,364
Noncurrent deferred tax liability	(43,002)	(43,095)
Net deferred taxes	$(32,916)	$(25,731)
A reconciliation of the expected total benefit for income taxes, computed using the federal statutory rate on income is as follows:

	Year Ended December 31,
	2010	2011	2012
U.S. Federal tax benefit at statutory rates	$(18,862)	$(68,901)	$(4,386)
State income taxes, net of federal benefit	(2,630)	(4,339)	(619)
Earnings from unconsolidated investees	1,515	1,230	1,633
Noncontrolling interest	(1,361)	(1,753)	(3,771)
Impairments	—	33,397	—
Other	539	2,124	433
Benefit for income taxes	$(20,799)	$(38,242)	$(6,710)

For the year ended December 31, 2011, the Company recorded a goodwill impairment charge of $154,342, of which $98,339 related to non-deductible goodwill. Impairment of non-deductible goodwill reduced the income tax benefit of the impairment by $38,302 and reduced the Company’s effective tax rate by approximately 49.3% for the year ended December 31, 2011.
As of December 31, 2012, the Company had net operating loss ("NOL") carryforwards of approximately $20,465 and $9,808 for federal and state income tax purposes, respectively. These loss carryforwards will expire at various dates from 2013 through 2031. As of December 31, 2012, the Company also had alternative minimum tax credit carryforwards of $4,395 with no expiration date.
As of December 31, 2012, the Company has provided a liability for $428 of unrecognized tax benefits related to various federal and state income tax matters. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $154.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2011	2012
Unrecognized tax benefits at January 1	$1,329	$906	$652
Increases for positions taken in current year	89	82	58
Increases for positions taken in a prior year	8	18	—
Decreases for positions taken in a prior year	(178)	(4)	(20)
Decreases for lapses in the applicable statute of limitations	(342)	(350)	(262)
Decreases for settlements with taxing authorities	—	—	—
Unrecognized tax benefits at December 31	$906	$652	$428
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2012, the Company had approximately $31 in accrued interest and penalties related to unrecognized tax benefits.
The Company is subject to United States federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2009 through 2012. The Company’s and its subsidiaries’ state income tax returns are open to audit under the applicable statutes of limitations for the years ended December 31, 2008 through 2012. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
15. Related-Party Transactions
On April 16, 2007, Oaktree and MTS purchased 4,900,301 shares of the Company’s common stock. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. At December 31, 2012, Oaktree and MTS owned in the aggregate approximately 51.3% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.
Revenues from management agreements with unconsolidated equity investees were $12,545, $11,692 and $9,194 during the years ended December 31, 2010, 2011 and 2012, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which are included in the management agreement revenue, who reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as cost of revenues and the reimbursement as revenue in its consolidated statements of operations. For the years ended December 31, 2010, 2011 and 2012, the amounts of the revenues and expenses were $9,217, $9,000 and $7,457, respectively.
16. Investments in Unconsolidated Investees
The Company has direct ownership in four unconsolidated investees at December 31, 2012. The Company owns between 15% and 50% of these investees, and provides management services under agreements with three of these investees, expiring at various dates through 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

Set forth below are certain financial data for Alliance-HNI, LLC and Subsidiaries, one of the Company’s unconsolidated investees:

	December 31, 2011	December 31, 2012
Balance Sheet Data:
Current assets	$5,558	$5,246
Noncurrent assets	9,333	10,142
Current liabilities	3,874	3,026
Noncurrent liabilities	1,906	2,669

	Year Ended December 31,
	2010	2011	2012
Operating Results:
Revenues	$19,311	$18,111	$17,959
Expenses	11,464	12,457	10,090
Net income	7,847	5,654	7,869
Earnings from unconsolidated investee	3,935	2,830	3,735

Set forth below are certain financial data for Austin Cyberknife, LLC, one of the Company’s unconsolidated investees:

	December 31, 2011	December 31, 2012
Balance Sheet Data:
Current assets	$1,521	$2,150
Noncurrent assets	2,358	1,819
Current liabilities	677	732
Noncurrent liabilities	1,826	1,067

	Year Ended December 31,
	2010	2011	2012
Operating Results:
Revenues	$—	$3,017	$7,209
Expenses	—	2,007	2,736
Net income	—	1,010	4,473
Earnings from unconsolidated investee	—	152	670

Set forth below are certain financial data for the aggregate of the Company’s unconsolidated investees, including Alliance-HNI, LLC and Subsidiaries and Austin Cyberknife, LLC:

	December 31, 2011	December 31, 2012
Balance Sheet Data:
Current assets	$9,206	$7,843
Noncurrent assets	17,575	12,092
Current liabilities	6,943	3,828
Noncurrent liabilities	4,078	3,736

	Year Ended December 31,
	2010	2011	2012
Combined Operating Results:
Revenues	$27,390	$27,743	$27,228
Expenses	19,025	20,925	14,607
Net income	8,365	6,818	12,621
Earnings from unconsolidated investees	4,327	3,516	4,655

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
The Imaging segment is comprised of diagnostic imaging services including MRI, PET/CT and other imaging services. The Radiation Oncology segment is comprised of radiation oncology services. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on Revenue, Segment Income and Net Income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2. Additionally, the Company does not consider its wholesale revenue and retail revenue sources to constitute separate operating segments as discrete financial information does not exist and is not provided to the CODM.
The following table summarizes the Company’s revenue by segment:

	Year Ended December 31,
	2010	2011	2012
Revenue
Imaging	$434,416	$418,443	$389,086
Radiation Oncology	44,439	75,208	83,172
Total	$478,855	$493,651	$472,258
The following are components of revenue:

	Year Ended December 31,
	2010	2011	2012
Revenue
MRI revenue	$214,556	$205,706	$196,073
PET/CT revenue	185,980	169,003	154,849
Radiation Oncology revenue	44,439	75,208	83,172
Other modalities and other revenue	33,880	43,734	38,164
Total	$478,855	$493,651	$472,258

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

	Year Ended December 31,
	2010	2011	2012
Segment income
Imaging	$169,972	$146,151	$134,798
Radiation Oncology	11,760	27,535	36,719
Corporate / Other	(23,676)	(24,403)	(17,121)
Total	$158,056	$149,283	$154,396
The reconciliation of Net loss to total segment income is shown below:

	Year Ended December 31,
	2010	2011	2012
Net loss attributable to Alliance HealthCare Services, Inc.	$(32,653)	$(160,112)	$(11,938)
Income tax (benefit) expense	(20,799)	(38,242)	(6,710)
Interest expense and other, net	51,203	49,789	54,101
Amortization expense	12,439	16,444	15,861
Depreciation expense	92,321	89,974	79,333
Share-based payment (included in selling, general and administrative expenses)	5,516	4,619	724
Severance and related costs	1,002	750	—
Noncontrolling interest in subsidiaries	3,890	5,008	10,775
Restructuring charges (Note 3)	—	7,137	6,715
Transaction costs	2,439	3,328	494
Impairment charges	42,095	167,792	—
Other non-recurring charges (included in selling, general and administrative expenses)	—	—	248
Other non-cash charges (included in other income and expense, net)	603	2,796	4,793
Total segment income	$158,056	$149,283	$154,396
Net income for the Imaging and Radiation Oncology segments does not include charges for interest expense, net of interest income, income taxes or certain selling, general and administrative expenses. These costs are charged against the Corporate / Other segment. The following table summarizes the Company’s net income (loss) by segment:

	Year Ended December 31,
	2010	2011	2012
Net (loss) income
Imaging	$58,096	$(115,758)	$50,173
Radiation Oncology	(25,023)	3,932	9,358
Corporate / Other	(65,726)	(48,286)	(71,469)
Total	$(32,653)	$(160,112)	$(11,938)

The following table summarizes the Company’s identifiable assets by segment:

	As of December 31,
	2011	2012
Identifiable assets
Imaging	$378,289	$282,906
Radiation Oncology	188,092	176,353
Corporate / Other	96,713	100,882
Total	$663,094	$560,141

The following table summarizes the Company’s goodwill by segment:

	Imaging	Radiation Oncology	Corporate / Other	Total
Balance at January 1, 2011	$192,628	$498	$—	$193,126
Goodwill acquired during the period	2,229	14,311	—	16,540
Impairment charges	(154,342)	—	—	(154,342)
Adjustments to goodwill during the period	1,169	—	—	1,169
Balance at December 31, 2011	$41,684	$14,809	$—	$56,493
Goodwill acquired during the period	—	—	—	—
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	—	—	—	—
Balance at December 31, 2012	$41,684	$14,809	$—	$56,493

Gross goodwill	$196,026	$34,711	$—	$230,737
Accumulated impairment charges	(154,342)	(19,902)	—	(174,244)
Balance at December 31, 2012	$41,684	$14,809	$—	$56,493
Capital expenditures in the Imaging segment and the Radiation Oncology segment were $40,695 and $8,914, respectively, for the year ending December 31, 2011, and $23,227 and $14,337, respectively, for the year ending December 31, 2012.

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

	Quarter Ended
	Mar. 31, 2011	Jun. 30, 2011	Sep. 30, 2011	Dec. 31, 2011
Revenues	$118,428	$127,780	$126,791	$120,652
Cost of revenues, excluding depreciation and amortization	67,366	71,394	71,819	69,172
Loss before income taxes, earnings from unconsolidated investees and noncontrolling interest	(3,882)	(5,578)	(164,414)	(22,988)
Net loss	(1,550)	(2,310)	(137,137)	(14,107)
Net loss attributable to Alliance HealthCare Services, Inc.	(2,403)	(4,040)	(137,270)	(16,399)
Loss per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(0.23)	$(0.38)	$(12.90)	$(1.54)
Diluted	$(0.23)	$(0.38)	$(12.90)	$(1.54)
	Quarter Ended
	Mar. 31, 2012	Jun. 30, 2012	Sep. 30, 2012	Dec. 31, 2012
Revenues	$120,753	$120,664	$116,013	$114,828
Cost of revenues, excluding depreciation and amortization	66,139	63,881	60,541	62,664
(Loss) income before income taxes, earnings from unconsolidated investees and noncontrolling interest	(6,292)	(1,661)	477	(5,064)
Net (loss) income	(2,572)	1,927	1,240	(1,758)
Net loss attributable to Alliance HealthCare Services, Inc.	(4,822)	(801)	(1,243)	(5,072)
Loss per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(0.45)	$(0.08)	$(0.12)	$(0.48)
Diluted	$(0.45)	$(0.08)	$(0.12)	$(0.48)
The Company experiences seasonality in the revenues and margins generated for its services. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue is affected primarily by fewer calendar days and inclement weather, typically resulting in fewer patients being scanned or treated during the period. Fourth quarter revenues are affected by holiday and client and patient vacation schedules, resulting in fewer scans or treatments during the period. The variability in margins is higher than the variability in revenues due to the fixed nature of our costs. The Company also experiences fluctuations in the revenues and margins generated due to acquisition activity and general economic conditions, including recession or economic slowdown. For information regarding impairment charges recorded in 2011, see Note 6 of the Notes to the Consolidated Financial Statements.

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
Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. Our internal control over financial reporting as of December 31, 2012, has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their report which is included herein.
Larry C. Buckelew, Chairman of the Board and Interim Chief Executive Officer
Howard K. Aihara, Executive Vice President and Chief Financial Officer
March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Alliance HealthCare Services, Inc.
Newport Beach, California
We have audited the internal control over financial reporting of Alliance HealthCare Services, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Alliance HealthCare Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the consolidated financial statement schedule as of and for the year ended December 31, 2011 of the Company, and our report dated March 15, 2013, expressed an unqualified opinion on those consolidated financial statements and the consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 15, 2013

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K, other than that relating to identification of our executive officers, will be included in our 2013 definitive proxy statement and is incorporated herein by reference. The information required by Item 10 of Form 10-K relating to identification of our executive officers is incorporated by reference from Item 1 of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K will be included in our 2013 definitive proxy statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS
The information required by Item 12 of Form 10-K with respect to security ownership of certain beneficial owners and management will be included in our 2013 definitive proxy statement and is incorporated herein by reference.
The information required by Item 12 of Form 10-K with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K will be included in our 2013 definitive proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 of Form 10-K will be included in our 2013 definitive proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

1	Financial Statements:
A listing of the Consolidated Financial Statements of Alliance HealthCare Services, Inc., related notes and Report of Independent Registered Public Accounting Firm is set forth in Item 8 of this report on Form 10-K.

2	Financial Statement Schedules:
The following Financial Statement Schedule for the years ended December 31, 2012, 2011 and 2010 is set forth on page 103 of this report on Form 10-K:
Schedule II—Valuation and Qualifying Accounts
All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes for the years ended December 31, 2012, 2011 and 2010.

3	Index to Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Alliance.(3)

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Alliance.(11)

3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Alliance HealthCare Services, Inc. (20)

3.2	Amended and Restated By-laws of Alliance.(3)

3.2.1	Certain Amended and Restated Provisions of the By-laws of Alliance.(10)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(3)

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

10.28*	Form of Letter Agreement Evidencing Retention Bonus Arrangements with Executive Officers, dated as of January 31, 2012, with schedule of individual bonus amounts.(18)

10.29*	Schedule of 2012 Executive Officer Compensation.(18)

10.30*	Schedule of Non-Employee Director Compensation.(18)

10.31*	Offer Letter, dated as of May 31, 2012, between Larry C. Buckelew and Alliance HealthCare Services Inc.(19)

10.32*	Offer Letter, dated as of May 31, 2012, between Michael J. Shea and Alliance HealthCare Services Inc.(19)

21.1	Subsidiaries of the Registrant.(7)

23.1	Consent of Independent Registered Public Accounting Firm.(21)

23.2	Consent of Independent Registered Public Accounting Firm.(21)

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(21)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(21)

99.1
Alliance-HNI, L.L.C. and Subsidairies Consolidated Financial Statements as of December 31, 2012 and 2011 and for the Years Ended December 31, 2012, 2011 and 2010, and Report of Independent Registered Public Accounting Firm.(21)

101
The following materials from Alliance’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (b) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2012 and 2011; (c) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011; (d) Consolidated Statements of Changes in Shareholders' Equity (Deficit); and (e) Notes to Consolidated Financial Statements.(22)

_________________

(1)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-4, No. 333-60682, as amended.

(2)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1, No. 333-64322, as amended.

(3)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 001-16609).

(4)	Incorporated by reference to the exhibit filed in response to Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-16609).

(5)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-16609).

(6)	Incorporated by reference to the exhibit filed in response to Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-16609).

(7)	Incorporated by reference to the exhibit filed in response to Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-16609).

(8)	Incorporated by reference to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated March 16, 2007 (File No. 001-16609)

(9)	Incorporated by reference to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated April 16, 2007 (File No. 001-16609)

(10)	Incorporated by reference to exhibits filed in response to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 14, 2007 (File No. 001-16609)

(11)	Incorporated by reference to exhibits filed in response to Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated February 17, 2009 (File No. 001-16609)

(12)
Incorporated by reference herein to the indicated exhibit filed in response to Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16609)

(13)
Incorporated by reference herein to the indicated exhibit filed in response to Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-16609)

(14)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-16609).

(15)	Incorporated by reference herein to the indicated exhibit filed in response to Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 4, 2009 (File No. 001-16609)

(16)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-16609).

(17)	Incorporated by reference herein to the indicated exhibit filed in response to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated November 6, 2012 (File No. 001-16609)

(18)
Incorporated by reference herein to the indicated exhibit filed in response to Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-16609)

(19)	Incorporated by reference to exhibits filed in response to Item G, "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-16609).

(20)	Incorporated by reference herein to the indicated exhibit filed in response to Item 9.01(d), “Exhibits” of the Company's Current Report on Form 8-K, dated December 7, 2012 (File No. 001-16609)

(21)	Filed herewith.

(22)
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

ALLIANCE HEALTHCARE SERVICES, INC.

March 15, 2013	By:	/s/ LARRY C. BUCKELEW
Larry C. Buckelew
Chairman of the Board and Interim Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2013.
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry C. Buckelew and Richard W. Johns, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title
/S/ LARRY C. BUCKELEW
Larry C. Buckelew	Chairman of the Board and Interim Chief Executive Officer (Principal Executive Officer)
/S/ HOWARD K. AIHARA
Howard K. Aihara	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/S/ NICHOLAS A. POAN
Nicholas A. Poan	Senior Vice President, Corporate Finance and Chief Accounting Officer (Principal Accounting Officer)
/S/ SCOTT A. BARTOS
Scott A. Bartos	Director
/S/ NEIL F. DIMICK
Neil F. Dimick	Director
/S/ MICHAEL P. HARMON
Michael P. Harmon	Director
/S/ CURTIS S. LANE
Curtis S. Lane	Director
/S/ EDWARD L. SAMEK
Edward L. Samek	Director
/S/ PAUL S. VIVIANO
Paul S. Viviano	Director
/S/ AARON A. BENDIKSON
Aaron A. Bendikson	Director

ALLIANCE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions (Bad Debt Write-offs, net of Recoveries)	Balance at End of Period
Year ended December 31, 2012
Allowance for Doubtful Accounts	$7,914	$2,871	$(5,468)	$5,317
Year ended December 31, 2011
Allowance for Doubtful Accounts	$6,451	$6,046	$(4,583)	$7,914
Year ended December 31, 2010
Allowance for Doubtful Accounts	$8,930	$1,343	$(3,822)	$6,451