Form 10-Q
period 2013-03-31
Alliance HealthCare Services, Inc
filed 2013-05-09
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2013:
Common Stock, $.01 par value, 10,628,404 shares

ALLIANCE HEALTHCARE SERVICES, INC.
FORM 10-Q
March 31, 2013

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2012	March 31, 2013
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,977	$30,667
Accounts receivable, net of allowance for doubtful accounts	62,320	63,225
Deferred income taxes	17,364	17,364
Prepaid expenses	5,078	5,967
Other receivables	3,898	3,352
Total current assets	128,637	120,575
Equipment, at cost	827,162	826,369
Less accumulated depreciation	(618,601)	(628,134)
Equipment, net	208,561	198,235
Goodwill	56,493	56,493
Other intangible assets, net	126,931	123,137
Deferred financing costs, net	16,497	15,512
Other assets	23,022	21,072
Total assets	$560,141	$535,024
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,993	$15,860
Accrued compensation and related expenses	22,481	14,404
Accrued interest payable	5,081	8,486
Other accrued liabilities	26,835	23,716
Current portion of long-term debt	13,145	13,138
Total current liabilities	83,535	75,604
Long-term debt, net of current portion	357,056	343,416
Senior notes	188,434	188,520
Other liabilities	4,314	4,327
Deferred income taxes	43,095	42,896
Total liabilities	676,434	654,763
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock	524	524
Treasury stock	(2,877)	(2,877)
Additional paid-in capital	21,507	21,913
Accumulated comprehensive loss	(716)	(636)
Accumulated deficit	(183,226)	(185,644)
Total stockholders’ deficit attributable to Alliance HealthCare Services, Inc.	(164,788)	(166,720)
Noncontrolling interest	48,495	46,981
Total stockholders’ deficit	(116,293)	(119,739)
Total liabilities and stockholders’ deficit	$560,141	$535,024

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share amounts)

	Quarter Ended
	March 31,
	2012	2013
Revenues	$120,753	$110,382
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	66,139	60,639
Selling, general and administrative expenses	20,835	19,095
Transaction costs	243	80
Severance and related costs	529	348
Depreciation expense	21,445	16,516
Amortization expense	4,012	3,794
Interest expense and other, net	13,688	12,272
Other (income) and expense, net	154	(902)
Total costs and expenses	127,045	111,842
Loss before income taxes, earnings from unconsolidated investees, and noncontrolling interest	(6,292)	(1,460)
Income tax benefit	(2,642)	(138)
Earnings from unconsolidated investees	(1,078)	(1,734)
Net (loss) income	(2,572)	412
Less: Net income attributable to noncontrolling interest	(2,250)	(2,830)
Net loss attributable to Alliance HealthCare Services, Inc.	$(4,822)	$(2,418)
Comprehensive loss, net of taxes:
Net loss attributable to Alliance HealthCare Services, Inc.	$(4,822)	$(2,418)
Unrealized gain (loss) on hedging transactions, net of taxes	55	(80)
Comprehensive loss, net of taxes:	$(4,767)	$(2,498)
Loss per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(0.45)	$(0.23)
Diluted	$(0.45)	$(0.23)
Weighted-average number of shares of common stock and common stock equivalents:
Basic	10,664	10,627
Diluted	10,664	10,627
See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2012	2013
Operating activities:
Net (loss) income	$(2,572)	$412
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	762	946
Share-based payment	882	406
Depreciation and amortization	25,457	20,310
Amortization of deferred financing costs	957	1,160
Accretion of discount on long-term debt	419	420
Adjustment of derivatives to fair value	14	123
Distributions more than (less) undistributed earnings from investees	462	(233)
Deferred income taxes	(2,679)	(254)
Loss (gain) on sale of assets	106	(805)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	2,240	(1,851)
Prepaid expenses	248	(889)
Other receivables	1,364	546
Other assets	36	368
Accounts payable	(3,525)	(1,769)
Accrued compensation and related expenses	(2,612)	(8,077)
Accrued interest payable	3,668	3,405
Income taxes payable	25	—
Other accrued liabilities	(892)	(3,739)
Net cash provided by operating activities	24,360	10,479
Investing activities:
Equipment purchases	(3,745)	(5,556)
(Increase) decrease in deposits on equipment	(2,786)	2,861
Acquisitions, net of cash received	—	—
Decrease (increase) in cash in escrow	1,257	(190)
Proceeds from sale of assets	3,834	1,596
Net cash used in investing activities	(1,440)	(1,289)
Financing activities:
Principal payments on equipment debt	(3,686)	(3,826)
Proceeds from equipment debt	853	4,845
Principal payments on term loan facility	(3,000)	(15,000)
Payments of debt issuance costs	(108)	(175)
Noncontrolling interest in subsidiaries	(1,058)	(4,344)
Purchase of treasury stock	(11)	—
Net cash used in financing activities	(7,010)	(18,500)
Net increase (decrease) in cash and cash equivalents	15,910	(9,310)
Cash and cash equivalents, beginning of period	44,190	39,977
Cash and cash equivalents, end of period	$60,100	$30,667

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2012	2013
Supplemental disclosure of cash flow information:
Interest paid	$8,682	$7,506
Income taxes paid, net of refunds	246	1,764
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$920	$—
Capital lease obligations related to the purchase of equipment	4,017	—
Comprehensive loss from hedging transactions, net of taxes	55	(80)
Equipment purchases in accounts payable	1,214	1,981
See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)
1. Basis of Presentation, Principles of Consolidation, and Use of Estimates
Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance HealthCare Services, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2012.
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
Reverse Stock Split On December 26, 2012, the company executed a 1-for-5 reverse stock split. All share and purchase information for all periods presented herein gives effect to the reverse stock split.
2. Transactions

Restructuring Plan
On August 4, 2011, the Company’s board of directors approved a restructuring plan that included a significant organizational restructure and a cost savings and efficiency initiative. The Company initiated this restructuring plan in the third quarter of 2011. During the quarter ended March 31, 2013, the Company recorded $1,473 related to restructuring charges, of which the Company recorded $1,115 in Selling, general and administrative expenses; $348 in Severance and related costs; and $10 in Cost of revenues, excluding depreciation and amortization. As of March 31, 2013, substantially all restructuring reserves have been paid.
Amendment No. 2 to New Credit Facility
In October 2012, the Company and its lenders entered into Amendment No. 2 to the New Credit Facility that further modified the existing financial covenants. Pursuant to Amendment No. 2, the Company is now required to maintain a maximum ratio of consolidated total debt to Consolidated Adjusted Earnings before interest, taxes, depreciation and amortization ("EBITDA") less minority interest expense of 5.00 to 1.00 through September 30, 2014, 4.75 to 1.00 from October 1, 2014 through September 30, 2015, 4.50 to 1.00 from October 1, 2015 through December 31, 2015 and 4.25 to 1.00 thereafter. The minimum ratio of consolidated Adjusted EBITDA less minority interest expense to consolidated interest expense remains unchanged. As of March 31, 2013, there was $320,595 outstanding under the term loan facility and no borrowings under revolving credit facility.
As of March 31, 2013, the Company’s ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 3.88 to 1.00 and its ratio of Consolidated Adjusted EBITDA to consolidated interest expense, calculated pursuant to the Credit Agreement was 2.87 to 1.00.
In connection with the execution of Amendment No. 2, the Company raised $30,000 from the sale of certain imaging assets, which the Company then leased from purchasers under competitive terms. The $30,000 in proceeds from the sale and lease transactions, was combined with $44,500 of cash on hand to make a total payment of $74,500 to permanently reduce

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

borrowings outstanding under the term loan facility. This prepayment made in connection with the amendment satisfies all future mandatory amortization payments under the terms of the New Credit Facility, which matures in June 2016.
The Company estimates it will incur $8,000 of annual rent payments in connection with the sale and lease transactions, which will reduce future Consolidated Adjusted EBITDA. The Company estimates it will have a reduction in annual interest expense of approximately $5.4 million based on the current interest rate of the term loan facility.

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

Stock Option Plans and Awards
In November 1999, the Company adopted an employee stock option plan (as amended and restated, the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 2,205,000 shares have become available for grant. As of March 31, 2013, a total of 600,242 shares remained available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant, except as noted below. All options have 10-year terms. Options granted after January 1, 2008 are time options, typically vesting 25% each year, over four years. For options granted prior to January 1, 2008, initial stock option grants were comprised 50% of “time options” and 50% of “performance options.” The time options have a five-year vesting schedule, vesting 20% per year. The performance options cliff vest after eight years; however, in the event certain operating performance targets are met, up to 20% of the performance options may vest each year, accelerating the vesting period up to five years. During the year ended December 31, 2012, there were no options in which vesting was accelerated. During the quarter ended March 31, 2013, there were no options in which vesting was accelerated. Prior to January 1, 2008, subsequent stock options granted under the 1999 Equity Plan to employees were always time options which vest 5% in the first year, 20% in the second year and 25% in years three through five.
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
The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended March 31,
	2012	2013
Risk free interest rate	1.11%	0.84%
Expected dividend yield	—%	—%
Expected stock price volatility	62.2%	66.6%
Average expected life (in years)	6.01	5.50
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

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	772,496	$18.57
Granted	1,333	6.38
Exercised	(1,333)	6.20
Canceled	(50,431)	33.49
Outstanding at March 31, 2013	722,065	$17.53	7.17	$621
Vested and expected to vest in the future at March 31, 2013	700,649	$17.62	7.17	$602
Exercisable at March 31, 2013	378,383	$27.16	5.62	$153
The weighted average grant date fair value of options granted during the quarter ended March 31, 2012 and 2013 was $3.45 per share and $3.67 per share, respectively. Total stock options exercised was 1,333 during the quarter ended March 31, 2013. There were no options exercised during the quarter ended March 31, 2012.
The following table summarizes the Company’s unvested stock option activity:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2012	430,915	$4.90
Granted	1,333	3.67
Vested	(87,565)	8.74
Canceled	(1,001)	3.53
Unvested at March 31, 2013	343,682	$3.90
At March 31, 2013, the total unrecognized fair value share-based payment related to unvested stock options granted to both employees and non-employees was $880, which is expected to be recognized over a remaining weighted-average period of 1.70 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

change over time, including the expected forfeiture rate and performance targets. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations and comprehensive income (loss). The total fair value of shares vested during the quarter ended March 31, 2012 and 2013 was $1,376 and $765, respectively.
Restricted Stock Awards
The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2011, the Company granted 57,887 awards to certain employees of the Company. Of the awards granted in 2011, 4,887 cliff vest after one year provided that the employee remains continuously employed through the issuance date, 52,000 cliff vest after three years provided that the employee remains continuously employed through the issuance date and 1,000 cliff vest after one year provided that the employee meets certain performance criteria and remains continuously employed through the issuance date. During 2012, 57,544 shares of restricted stock were granted to employees and non-employed directors. Of the 57,544 shares granted in 2012, 38,075 were granted to employees, which either cliff vest after one year, or vest annually in 33.3% increments over three years. Non-employee directors were granted 19,469 shares of restricted stock for their services in 2012. The Company grants restricted stock awards to non-employee directors of the Company who are unaffiliated with Oaktree Capital Management, LLC (“Oaktree”) and MTS Health Investors, LLC (“MTS”) (“unaffiliated directors”). These awards to unaffiliated directors cliff vest after one year based on the unaffiliated directors’ continued service with the Company through that date. During 2011, the Company granted 44,310 restricted stock awards to unaffiliated directors. There have been no grants of restricted stock awards made to independent directors in 2013. For the quarter ended March 31, 2012 and 2013, the Company recorded share-based payment related to restricted stock awards of $391 and $114, respectively. The weighted-average grant-date fair value of restricted stock awards granted during the quarter ended March 31, 2013 was $6.38 per share.
The following table summarizes the Company’s unvested restricted stock activity:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2012	104,544	$4.65
Granted	11,999	6.38
Vested	(1,667)	6.30
Canceled	(2,000)	20.70
Unvested at March 31, 2013	112,876	$4.53
At March 31, 2013, the total unrecognized fair value share-based payment related to restricted stock awards granted to employees was $425, which is expected to be recognized over a remaining weighted-average period of 1.38 years. At March 31, 2013, the total unrecognized fair value share-based payment related to the restricted stock awards granted to unaffiliated directors was $120, which is expected to be recognized over a remaining weighted-average period of 0.75 years. The unaffiliated directors will each receive a restricted stock award on December 31, 2013 and each December 31 thereafter (the “Grant Date”) of the number of shares of common stock having a value equal to $40, rounded down to the nearest whole share, and calculated using the average share price of the Company’s stock over the 15-day period preceding the Grant Date. Such restricted stock awards will fully vest one year after the Grant Date based on the continued service of the non-employee director through the vesting date. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations and comprehensive income (loss).

4. Recent Accounting Pronouncements

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

Goodwill Impairment On July 27, 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment", providing guidance for testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, testing an indefinite-lived intangible asset for impairment allows the option of performing a qualitative assessment before calculating the fair value of the asset. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50%) impaired, fair value of the asset is not required. In addition, ASU 2012-02 does not revise the requirement to test indefinite-lived intangible assets annually for impairment, and does not amend the requirement to test indefinite-lived intangible assets for impairment between annual tests if there is a change in events or circumstances. However, it does revise the examples of events and circumstances to be considered in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU 2013-02 does not affect the Company's consolidated financial statements, but could require additional disclosure if applicable in future periods.
Accumulated Other Comprehensive Income In February 2013, the FASB issued ASU 2013-02, "Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires reporting the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this ASU does not affect the Company's consolidated financial statements, but could require additional disclosure if applicable in future periods.
5. Fair Value of Financial Instruments
The Company used the following methods and assumptions in estimating fair value disclosure for financial instruments:
Cash and cash equivalents The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.
Debt The fair value of the Company’s fixed-rate debt was based on open bid/ask quotations of those notes at December 31, 2012 and March 31, 2013. The carrying amount of variable-rate borrowings at March 31, 2013 approximates fair value estimated based on current market rates and credit spreads for similar debt instruments.
Derivative instruments Fair value was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.
The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2012		March 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$39,977	$39,977	$30,667	$30,667
Fixed-rate debt	188,434	174,800	188,520	190,475
Variable-rate debt	335,261	335,261	320,595	320,595
Derivative instruments - asset position	—	—	—	—
Derivative instruments - liability position	219	219	225	225
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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

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

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 820 pricing levels as of March 31, 2013:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$30,667	$30,667	$—	$—
Interest rate contracts - liability position	225	—	225	—
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
6. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill are as follows:

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

Balance at January 1, 2012	$56,493
Goodwill acquired during the period	—
Impairment charges	—
Adjustments to goodwill during the period	—
Balance at December 31, 2012	56,493
Goodwill acquired during the period	—
Impairment charges	—
Adjustments to goodwill during the period	—
Balance at March 31, 2013	$56,493
Gross goodwill	$230,737
Accumulated impairment charges	(174,244)
Balance at March 31, 2013	$56,493

Intangible assets consisted of the following:

	December 31, 2012			March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$152,629	$(68,380)	$84,249	$152,629	$(71,285)	$81,344
Other	25,743	(16,488)	9,255	25,743	(17,377)	8,366
Total amortizing intangible assets	$178,372	$(84,868)	$93,504	$178,372	$(88,662)	$89,710
Intangible assets not subject to amortization			33,427			33,427
Total other intangible assets			$126,931			$123,137
In accordance with ASC 350, “Intangibles—Goodwill and Other,” the Company has elected to perform an annual impairment test in the fourth quarter for goodwill and indefinite life intangible assets based on the financial information as of September 30, or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company compares the fair value of its reporting units to its carrying amount to determine if there is potential impairment. The fair value of the reporting unit is determined by an income approach and a market capitalization approach. Significant management judgment is required in the forecasts of future operating results that are used in the income approach. The estimates that the Company has used are consistent with the plans and estimates that it uses to manage its business. The Company bases its fair value estimates on forecasted revenue and operating costs which include a number of factors including, but not limited to, securing new customers, retention of existing customers, growth in imaging and radiation oncology revenues and the impact of continued cost savings initiatives. However, it is possible that plans and estimates may change. No triggering events occurred during the first quarter of 2013 which required impairment testing based on financial information as of March 31, 2013. Although the Company concluded that no impairment was present in its intangible assets in the first quarter of 2013, the Company intends to test its Goodwill and other intangibles assets for impairment during the fourth quarter of 2013, as described above.
The Company uses the estimated useful life to amortize customer contracts, which is a weighted-average of 15 years. Other intangible assets subject to amortization are estimated to have a weighted-average useful life of six years. Amortization expense for intangible assets subject to amortization was $4,012 and $3,794 for the quarters ended March 31, 2012 and 2013, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.
Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

2013	$11,133
2014	9,177
2015	8,441
2016	7,489
2017	7,115
2018	6,538
7. Other Accrued Liabilities
Other accrued liabilities consisted of the following:

	December 31, 2012	March 31, 2013
Accrued systems rental and maintenance costs	$2,768	$3,347
Accrued site rental fees	1,202	1,122
Accrued property and sales taxes payable	11,561	11,702
Accrued self-insurance expense	1,299	1,581
Deferred gain on sale of equipment	1,293	244
Other accrued expenses	8,712	5,720
Total	$26,835	$23,716
8. Long-Term Debt and Senior Subordinated Credit Facility
Long-term debt consisted of the following:

	December 31, 2012	March 31, 2013
Term loan facility	$340,435	$325,436
Discount on term loan facility of 7.69%	(5,174)	(4,840)
Senior notes	190,000	190,000
Discount on senior notes of 8.25%	(1,565)	(1,480)
Equipment debt	34,939	35,958
Long-term debt, including current portion	558,635	545,074
Less current portion	13,145	13,138
Long-term debt	$545,490	$531,936
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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

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
Cash Flow Hedges
Interest Rate Cash Flow Hedges
The Company has entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the quarter ended March 31, 2012 and 2013, the Company had interest rate swap and cap agreements to hedge approximately $155,947 and $163,200 of its variable rate bank debt, respectively, or 24.3% and 29.9% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $1.0 million from accumulated other comprehensive loss to interest expense and other, net.
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

In the second quarter of 2011, the Company acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of USR. One of the USR Swaps, which matures in October 2015, had a notional amount of $2,702 as of March 31, 2013. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap, which matures in April 2014, had a notional amount of $1,144 as of March 31, 2013. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 4.15%. The net effect of the hedge is to record interest expense at a fixed rate of 6.15%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%. As a result of the acquisition of USR, the USR Swaps were de-designated, hedge accounting was terminated and all further changes in the fair market value of these swaps are being recorded in interest expense and other, net.

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
In the first quarter of 2013, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in April 2018, had a notional amount of $4.4 million as of March 31, 2013. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.00% and pays a fixed rate of 2.873%. The net effect of the hedge is to convert interest expense to a fixed rate of 2.873%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%.

The Effect of Designated Derivative Instruments on the Statement of Operations
For the Quarter Ended March 31, 2012

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$37	Interest expense and other, net	$31	Interest expense and other, net	$—
Diesel fuel swap	23	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	(38)	Other (income) expense, net	—
Total	$60		$(7)		$—

The Effect of Non-Designated Derivative Instruments on the Statement of Operations
For the Quarter Ended March 31, 2012

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(17)
The Effect of Designated Derivative Instruments on the Statement of Operations
For the Quarter Ended March 31, 2013

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(33)	Interest expense and other, net	$(190)	Interest expense and other, net	$—
Total	$(33)		$(190)		$—

The Effect of Non-Designated Derivative Instruments on the Statement of Operations
For the Quarter Ended March 31, 2013

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(1)
10. Income Taxes

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

For the quarter ended March 31, 2012, the Company recorded an income tax benefit of $2,642, or 35.4%, respectively, as a result of the Company’s effective tax rate applied to pretax loss. For the quarter ended March 31, 2013, the Company recorded an income tax benefit of $138, or 5.4%, as a result of the Company’s effective tax rate applied to pretax loss. The Company’s effective tax rates for the quarter ended March 31, 2013 differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.
As of March 31, 2013, the Company has provided a liability for $442 of unrecognized tax benefits related to various federal and state income tax matters. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $156.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2013, the Company had approximately $34 in accrued interest and penalties related to unrecognized tax benefits.
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

The following table sets forth the computation of basic and diluted loss per share (amounts in thousands, except per share amounts):

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended March 31,
	2012	2013
Numerator:
Net loss attributable to Alliance HealthCare Services, Inc.	$(4,822)	$(2,418)
Denominator:
Weighted-average shares-basic	10,664	10,627
Effect of dilutive securities:
Employee stock options	—	—
Weighted-average shares-diluted	10,664	10,627
Loss per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(0.45)	$(0.23)
Diluted	$(0.45)	$(0.23)
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	727	308
Average exercise price per share that exceeds average market price of common stock	$32.20	$35.35
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
Historically, payments made related to these indemnifications have been immaterial. At March 31, 2013, the Company has determined that no liability is necessary related to these guarantees and indemnities.
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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

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

13. Related-Party Transactions
On April 16, 2007, Oaktree and MTS purchased 49,000,301 shares of the Company’s common stock. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. At March 31, 2013, Oaktree and MTS owned in the aggregate approximately 51.2% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.
Revenues from management agreements with unconsolidated equity investees were $1,824 and $2,244 during the quarters ended March 31, 2012 and 2013, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which are included in the management agreement revenue, who reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as cost of revenues and the reimbursement as revenue in its condensed consolidated statements of operations. For the quarters ended March 31, 2012 and 2013, the amounts of the revenues and expenses were $2,327 and $1,809, respectively.
14. Investments in Unconsolidated Investees

The Company has direct ownership in four unconsolidated investees at March 31, 2013. The Company owns between 15% and 50% of these investees, and provides management services under agreements with three of these investees, expiring at various dates through 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

Set forth below are certain financial data for Alliance-HNI, LLC and Subsidiaries, one of the Company’s unconsolidated investees:

	December 31, 2012	March 31, 2013
Balance Sheet Data:
Current assets	$5,246	$4,290
Noncurrent assets	10,142	9,779
Current liabilities	3,026	1,747
Noncurrent liabilities	2,669	2,160

	Quarter Ended March 31,
	2012	2013
Operating Results:
Revenues	$4,335	$4,498
Expenses	2,539	1,977
Net income	1,796	2,521
Earnings from unconsolidated investee	898	1,276

Set forth below are certain financial data for Austin Cyberknife, LLC, one of the Company’s unconsolidated investees:

	December 31, 2012	March 31, 2013
Balance Sheet Data:
Current assets	$2,150	$1,946
Noncurrent assets	1,819	1,680
Current liabilities	732	555
Noncurrent liabilities	1,067	951

	Quarter Ended March 31,
	2012	2013
Operating Results:
Revenues	$1,415	$1,869
Expenses	664	719
Net income	751	1,150
Earnings from unconsolidated investee	113	173
Set forth below are certain financial data for the aggregate of the Company’s unconsolidated investees, including Alliance-HNI, LLC and Subsidiaries and Austin Cyberknife, LLC:

	December 31, 2012	March 31, 2013
Balance Sheet Data:
Current assets	$7,843	$6,878
Noncurrent assets	12,092	11,569
Current liabilities	3,828	2,361
Noncurrent liabilities	3,736	3,111

	Quarter Ended March 31,
	2012	2013
Combined Operating Results:
Revenues	$6,970	$6,737
Expenses	4,517	3,591
Net income	2,453	3,146
Earnings from unconsolidated investees	1,078	1,542

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

15. Stockholders’ Deficit
The following table summarizes consolidated stockholders’ deficit, including noncontrolling interest.

					Additional	Accumulated		Stockholders’ Equity (Deficit) Attributable to		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Alliance HealthCare	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Services, Inc.	Interest	Deficit
Balance at January 1, 2013	10,615,072	$524	(140,028)	$(2,877)	$21,507	$(716)	$(183,226)	$(164,788)	$48,495	$(116,293)
Forfeit of restricted stock	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	11,999	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—
Share-based payment	—	—	—	—	406	—	—	406	—	406
Unrealized gain on hedging transaction, net of tax	—	—	—	—	—	80	—	80	—	80
Noncontrolling interest disposed in connection with acquisition	—	—	—	—	—	—	—	—	—	—
Net contributions (distributions)	—	—	—	—	—	—	—	—	(4,344)	(4,344)
Net (loss) income	—	—	—	—	—	—	(2,418)	(2,418)	2,830	412
Balance at March 31, 2013	10,627,071	$524	(140,028)	$(2,877)	$21,913	$(636)	$(185,644)	$(166,720)	$46,981	$(119,739)

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2013
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
The Imaging segment is comprised of diagnostic imaging services including MRI, PET/CT and other imaging services. The Radiation Oncology segment is comprised of radiation oncology services. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on Revenue, Segment Income and Net Income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of the Notes to the Consolidated Financial Statements on Form 10-K for the year ended December 31, 2012. Additionally, the Company does not consider its wholesale revenue and retail revenue sources to constitute separate operating segments as discrete financial information does not exist and is not provided to the CODM.
The following table summarizes the Company’s revenue by segment:

	Quarter Ended March 31,
	2012	2013
Revenue
Imaging	$100,835	$91,974
Radiation Oncology	19,918	18,408
Total	$120,753	$110,382
The following are components of revenue:

	Quarter Ended March 31,
	2012	2013
Revenue
MRI revenue	$50,077	$46,081
PET/CT revenue	41,013	36,750
Radiation Oncology revenue	19,918	18,408
Other modalities and other revenue	9,745	9,143
Total	$120,753	$110,382

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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended March 31,
	2012	2013
Segment income
Imaging	$38,505	$35,163
Radiation Oncology	7,706	7,685
Corporate / Other	(8,453)	(7,687)
Total	$37,758	$35,161
The reconciliation of Net loss to total segment income is shown below:

	Quarter Ended March 31,
	2012	2013
Net loss attributable to Alliance HealthCare Services, Inc.	$(4,822)	$(2,418)
Income tax (benefit) expense	(2,642)	(138)
Interest expense and other, net	13,688	12,272
Amortization expense	4,012	3,794
Depreciation expense	21,445	16,516
Share-based payment (included in selling, general and administrative expenses)	876	406
Noncontrolling interest in subsidiaries	2,250	2,830
Restructuring charges (Note 2)	2,122	1,473
Other non-recurring charges (included in selling, general and administrative expenses	—	317
Transaction costs	359	80
Other non-cash charges (included in other income and expense, net)	470	29
Total segment income	$37,758	$35,161
Net income for the Imaging and Radiation Oncology segments does not include charges for interest expense, net of interest income, income taxes or certain selling, general and administrative expenses. These costs are charged against the Corporate / Other segment. The following table summarizes the Company’s net income (loss) by segment:

	Quarter Ended March 31,
	2012	2013
Net (loss) income
Imaging	$15,908	$19,652
Radiation Oncology	1,511	1,249
Corporate / Other	(22,241)	(23,319)
Total	$(4,822)	$(2,418)

The following table summarizes the Company’s identifiable assets by segment:

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

	As of December 31, 2012	As of March 31, 2013
Identifiable assets
Imaging	$282,906	$275,753
Radiation Oncology	176,353	170,540
Corporate / Other	100,882	88,731
Total	$560,141	$535,024

The following table summarizes the Company’s goodwill by segment:

	Imaging	Radiation Oncology	Corporate / Other	Total
Balance at January 1, 2012	$41,684	$14,809	$—	$56,493
Goodwill acquired during the period	—	—	—	—
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	—	—	—	—
Balance at December 31, 2012	$41,684	$14,809	$—	$56,493
Goodwill acquired during the period	—	—	—	—
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	—	—	—	—
Balance at March 31, 2013	$41,684	$14,809	$—	$56,493

Gross goodwill	$196,026	$34,711	$—	$230,737
Accumulated impairment charges	(154,342)	(19,902)	—	(174,244)
Balance at March 31, 2013	$41,684	$14,809	$—	$56,493
Capital expenditures for the Imaging, Radiation Oncology and Corporate segments were $2,013, $413, and $3,130, respectively, for the quarter ending March 31, 2013. Capital expenditures in the Imaging, Radiation Oncology and Corporate segments were $1,640, $1,834 and $271, respectively, for the quarter ending March 31, 2012.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

17. Subsequent Events

Subsequent to March 31, 2013, given the Company's recent focus on expanded hospital-centric strategies, the Company has decided that its professional radiology services business does not align with the long-term strategic direction of the Imaging Division. Therefore, the Company intends to divest its professional radiology services business during 2013 and has classified the assets intended for disposal as held for sale.
The following represents the carrying value of assets as of March 31, 2013 that were classified as held for sale subsequent to the balance sheet date:

Equipment, net	$99
Goodwill	2,547
Other intangible assets, net	7,014

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
MRI, PET/CT and radiation oncology services generated 42%, 33% and 17% of our revenue, respectively, for the quarter ended March 31, 2013 and 42%, 34% and 17% of our revenue, respectively, for the quarter ended March 31, 2012. Our remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (“CT”), professional radiology services, and management contract revenue. We operated 487 diagnostic imaging and radiation oncology systems, including 265 MRI systems (of which 19 are operating leases) and 119 positron emission tomography (“PET”) or PET/CT systems (of which 9 are operating leases) and served over 1,000 clients in 44 states at March 31, 2013. We operated 129 fixed-site imaging centers (one in an unconsolidated joint venture), which constitute systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups’ offices, parked mobile systems, and free-standing fixed-site imaging centers, which include systems installed in a medical office buildings, ambulatory surgical centers, or other retail space at March 31, 2013. Of the 129 fixed-site imaging centers, 96 were MRI fixed-site imaging centers, 22 were PET or PET/CT fixed-site imaging centers, ten were other modality fixed-site imaging centers and one was in an unconsolidated joint venture. We also operated 28 radiation oncology centers and stereotactic radiosurgery facilities (including one radiation oncology center as an unconsolidated joint venture) at March 31, 2013.
We generated approximately 82% and 81% of our revenues for the quarter ended March 31, 2013 and 2012, respectively, by providing services to hospitals and other healthcare providers; we refer to those revenues as wholesale revenues. We typically generate our wholesale revenues from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients’ receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases its own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Competitive pressures also affect our pricing.
We generated approximately 18% and 19% of our revenues for the quarter ended March 31, 2013 and 2012, respectively, by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities; we refer to these revenues as retail revenues. We generate our revenue from these sites from direct billings to patients or their third-party payors, including Medicare, and we record this revenue net of contractual discounts and other arrangements for providing services at discounted prices. We typically receive a higher price per scan under retail billing than we do under wholesale billing.
Fixed-site imaging centers and radiation oncology centers can be structured as either wholesale or retail arrangements. Our contracts for radiation oncology services are approximately 10 to 20 years in length. We include revenues from these centers in either our wholesale or retail revenues.
With respect to our retail business, for services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress had failed to intervene. In the past, when the application of the statutory formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. For 2012, the Centers for Medicare & Medicaid Services ("CMS") projected a rate reduction of 27.4% from 2011 rates if Congress failed to intervene. On December 23, 2011, President Obama signed into law the Temporary Payroll Tax Cut Continuation Act of 2011, which replaced the Medicare physician payment cut that was scheduled to take place on January 1, 2012, with a 0% update for two months, thereby allowing for continuation of 2011 physician payment rates until February 29, 2012. The 0% update for physician payment rates was extended through December 31, 2012, by the Middle Class Tax Relief and Job Creation Act of 2012, which was signed into law on February 22, 2012. For 2013, CMS projected the formula would result in an aggregate reduction of 26.5% from 2012 payment rates. This reduction was delayed by the enactment of the ATRA on January 2, 2013, which adopted another 0% update to extend 2012 physician payment rates through December 31, 2013. CMS estimates that the statutory formula will result in a 24.4% reduction in physician payment rates for 2014 if Congress fails to intervene.
In its March 2013 Report to Congress, the Medicare Payment Advisory Commission (“MedPAC”), which makes recommendations to Congress on Medicare payment issues, again recommended that Congress repeal the current statutory formula to prevent significant future reductions to the Physician Fee Schedule. MedPAC recommended that Congress freeze current payment levels for primary care physicians and reduce annual payments by 5.9% for each of the next three years for all other physicians, followed by a freeze in those payment levels. There also have been a number of legislative initiatives to develop a permanent revision to the statutory formula. If Congress fails to continue the existing freeze or otherwise fails to revise the statutory formula for future years to prevent substantial reductions to physician payment levels, the resulting decrease in payment will adversely affect our revenues and results of operations.
Also with respect to our retail business, for services furnished on or after July 1, 2010, CMS began implementing a 50% reduction in reimbursement for multiple images on contiguous body parts, as mandated by the Patient Protection and Affordable Care Act ("PPACA"). Beginning January 1, 2011, CMS applied the same reduction to certain CT and CT angiography, MRI and MR angiography, and ultrasound services furnished to the same patient in the same session, regardless of the imaging modality, and not limited to contiguous body areas. CMS projected that this expanded policy would reduce payment for 20% more services than the prior multiple procedure payment reduction policy, and would primarily reduce payments for radiology services and to freestanding diagnostic imaging centers, such as our retail business. For 2012, CMS extended this policy to the physician reviews of these imaging services by implementing a 25% multiple procedure reduction to the professional payments to the specialties of radiology and interventional radiology. In addition, beginning in 2013, CMS expanded the 25% multiple-procedure reduction policy to certain other nuclear medicine and cardiovascular diagnostic procedures. At this time, we do not believe that these multiple procedure payment reductions will have a material effect on our future retail revenues.
Other recent legislative and regulatory updates to the Physician Fee Schedule included reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the previous

50% usage rate to a 90% usage rate. This change began in 2010 with a planned four-year phase-in period for MRI and CT scans, but not for radiation therapy and other therapeutic equipment. The PPACA superseded CMS's assumed usage rate for such equipment and, beginning on January 1, 2011, CMS instituted a 75% usage rate. Also in 2011, CMS expanded the list of services to which the higher equipment usage rate assumption applies to include certain diagnostic CTA and MRA procedures using similar CT and MRI scanners that cost more than $1 million. Through enactment of the ATRA, Congress increased the usage rate assumption from 75% to 90% for fee schedules to be developed for 2014 and subsequent years. We currently estimate that the new usage assumptions for MRI and CT scans under the ATRA will not have a material adverse effect on our future retail revenues.
Also effective January 1, 2011, CMS made further adjustments to the Physician Fee Schedule so that specialties that have a higher proportion of the payment rate attributable to operating expenses such as equipment and supplies, which include radiation oncology, will experience an increase in aggregate payments. In addition, as a result of adjustments to codes identified to be misvalued, radiation oncology specialties and suppliers providing the technical component of diagnostic tests are among the entities that will experience decreases in aggregate payment. Some of these changes are being transitioned over time; for 2013, CMS projects additional aggregate payment reductions of 7% in radiation oncology, 3% in radiology, 3% in nuclear medicine and 7% for suppliers providing the technical component of diagnostic tests. A portion of the payment reduction to radiation oncology stems from revisions to the operating expenses and procedure time allotted to perform Intensity modulated radiation therapy ("IMRT") and Stereotactic Body Radiotherapy ("SBRT"). CMS is also undertaking a review of procedure times allotted to other radiation oncology treatments. At this time, we do not believe that these regulatory changes will have a material effect on our future retail revenues.
In addition to annual updates to the Medicare Physician Fee Schedule, as indicated above, CMS also publishes regulatory changes to the hospital outpatient prospective payment system (“HOPPS”) on an annual basis. These payments are bundled amounts received by our hospital clients for hospital outpatient services related to PET scans, PET/CT scans and SRS treatments.
Recent adjustments to the HOPPS payments for these procedures have not had a material adverse effect on our revenue and earnings in 2011, 2012 or the first quarter of 2013. Beginning on April 1, 2013, the ATRA required CMS to reduce the payment associated with Cobalt 60-based SRS treatments to an amount equal to a less-expensive SRS treatment. At this time, we do not believe that this change will have a material adverse effect on our future revenues; however, we cannot predict the effect of future rate reductions on our future revenues or business.
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
We cannot predict the full impact of the PPACA on our business. The reform law substantially changed the way health care is financed by both governmental and private insurers. Although certain provisions may negatively affect payment rates for certain imaging services, the PPACA also extended coverage to approximately 27 million previously uninsured people, which may result in an increase in the demand for our services. Other legislative changes have been proposed and adopted since the PPACA was enacted, which also may impact our business. On August 2, 2011, the President signed into law the Budget Control Act of 2011 (“BCA”), which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reduction to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which were scheduled to go into effect on January 2, 2013. The enactment of the ATRA delayed the imposition of the automatic cuts until March 1, 2013. On March 1, 2013, the President signed an executive order implementing the automatic budget reductions. Pursuant to that order, payments to Medicare providers for services furnished on or after April 1, 2013 were reduced by 2%. The impact to our revenue related to this 2% reduction is estimated to be $0.6 million in 2013. The full effect of the PPACA,

BCA and ATRA on our business is uncertain, and it is not clear whether other legislative changes will be adopted or how those changes would affect the demand for our services.
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
Results of Operations
The following table shows our consolidated statements of operations as a percentage of revenues for each of the quarters ended March 31:

	Quarter Ended March 31,
	2012	2013
Revenues	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	54.8	54.9
Selling, general and administrative expenses	17.3	17.3
Transaction costs	0.2	0.1
Severance and related costs	0.4	0.3
Depreciation expense	17.8	15.0
Amortization expense	3.3	3.4
Interest expense and other, net	11.3	11.1
Other (income) and expense, net	0.1	(0.8)
Total costs and expenses	105.2	101.3
Loss before income taxes, earnings from unconsolidated investees and noncontrolling interest	(5.2)	(1.3)
Income tax benefit	(2.2)	(0.1)
Earnings from unconsolidated investees	(0.9)	(1.6)
Net income (loss)	(2.1)	0.4
Less: Net income attributable to noncontrolling interest, net of tax	(1.9)	(2.6)
Net loss attributable to Alliance HealthCare Services, Inc.	(4.0)%	(2.2)%
The table below provides MRI statistical information for the quarters ended March 31:

	Quarter Ended March 31,
	2012	2013
MRI statistics
Average number of total systems	273.9	257.7
Average number of scan-based systems	228.8	215.7
Scans per system per day (scan-based systems)	8.36	8.18
Total number of scan-based MRI scans	126,392	114,991
Price per scan	$358.55	$360.42

The table below provides PET and PET/CT statistical information for each of the quarters ended March 31:

	Quarter Ended March 31,
	2012	2013
PET and PET/CT statistics
Average number of systems	117.4	106.4
Scans per system per day	5.64	5.65
Total number of PET and PET/CT scans	41,656	37,301
Price per scan	$969.82	$962.50
The table below provides Radiation oncology statistical information for each of the quarters ended March 31:

	As of and for the Quarter Ended March 31,
	2012	2013
Radiation oncology statistics
Number of radiation oncology centers*	37	28
Linac treatments	22,452	14,675
Cyberknife patients	591	635
*Number of radiation oncology centers operated as of March 31, 2012 and 2013 included three unconsolidated joint ventures and one unconsolidated joint venture, respectively.
Following are the components of revenue (in millions) for each of the quarters ended March 31:

	Quarter Ended March 31,
	2012	2013
Total MRI revenue	$50.1	$46.1
PET/CT revenue	41.0	36.8
Radiation oncology revenue	19.9	18.4
Other modalities and other revenue	9.8	9.1
Total	$120.8	$110.4

	Quarter Ended March 31,
	2012	2013
Total fixed-site imaging center revenue (in millions)	$30.1	$29.9

Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012
Revenue decreased $10.4 million, or 8.6%, to $110.4 million in the first quarter of 2013 compared to $120.8 million in the first quarter of 2012 mostly due to decreases in PET/CT, MRI and other revenues of $8.9 million, and also due to a decrease in radiation oncology revenue of $1.5 million. Of the $10.4 million decrease in revenue, $4.1 million is related to the strategic reduction of our customer base in 2012, a $1.3 million decrease is due to the reduction of the number of operating days in 2013 due to the leap year in 2012, and $4.9 million primarily relates to industry-wide weakness in outpatient healthcare volumes.
PET/CT revenue in the first quarter of 2013 decreased $4.3 million, or 10.4%, compared to the first quarter of 2012 due to our increased efforts in identifying and eliminating unprofitable customers and a reduction in the average price per PET/CT scan, which decreased to $962 per scan in the first quarter of 2013 compared to $970 per scan in the first quarter of 2012. The decline in the average price per PET/CT scan was primarily due to reimbursement pressures and greater than expected competitive pricing pressures. The average number of PET/CT systems in service decreased to 106.4 systems in the first quarter of 2013 from 117.4 systems in the first quarter of 2012. Total PET/CT scan volumes decreased in the first quarter of 2013 from 41,656 scans in the first quarter of 2012 to 37,301 scans in 2013. Scans per system per day remained relatively even at 5.7 and 5.6 scans per system per day in the first quarters of 2013 and 2012, respectively.
MRI revenue decreased $4.0 million in the first quarter of 2013, or 8.0%, compared to the first quarter of 2012. Scan-based MRI revenue decreased $3.9 million in the first quarter of 2013, or 8.5%, compared to the first quarter of 2012, to $41.4 million in the first quarter of 2013 from $45.3 million in the first quarter of 2012. The decrease in scan-based MRI revenue was primarily due to our increased efforts in identifying and eliminating unprofitable customers throughout 2012, partially offset by an increase in the average price per MRI scan, which increased to $360.42 per scan in the first quarter of 2013 from $358.55 per scan in the first quarter of 2012. The average number of scan-based systems in service decreased to 215.7 systems in the first quarter of 2013 from 228.8 systems in the first quarter of 2012. Average scans per system per day decreased by 2.2% to 8.18 in the first quarter of 2013 from 8.36 in the first quarter of 2012. Scan-based MRI scan volume decreased 9.0% to 114,991 scans in the first quarter of 2013 from 126,392 scans in the first quarter of 2012. Non scan-based MRI revenue decreased only $0.1 million in the first quarter of 2013 over the same period in 2012. Included in the revenue totals above are fixed-site imaging center revenues, which decreased $0.2 million, or 0.7%, to $29.9 million in the first quarter of 2013 from $30.1 million in the first quarter of 2012.

Radiation oncology revenue decreased $1.5 million, or 7.6%, to $18.4 million in the first quarter of 2013 compared to $19.9 million in the first quarter of 2012, primarily due to the decision to terminate or sell 8 unprofitable centers throughout 2012 and one in the first quarter of 2013. This decrease was partially offset by increased revenue related to an increase in the number of Cyberknife patients we treated.
Other modalities and other revenue decreased $0.6 million, or 6.2%, to $9.1 million in the first quarter of 2013 compared to $9.8 million in the first quarter of 2012, primarily due to our increased efforts in identifying and eliminating unprofitable customers.
We operated 265 MRI systems at March 31, 2013 (including 19 through operating leases), compared to 292 MRI systems at March 31, 2012. We had 119 PET/CT systems at March 31, 2013 (including 9 through operating leases), compared to 122 PET/CT systems at March 31, 2012. We operated 129 fixed-site imaging centers (including one in an unconsolidated investee) at March 31, 2013, compared to 130 fixed-site imaging centers (including one in an unconsolidated joint venture) at March 31, 2012. We operated 29 radiation oncology centers (including one in an unconsolidated joint venture) at March 31, 2013, compared to 37 radiation oncology centers (including three unconsolidated investees) at March 31, 2012.
Cost of revenues, excluding depreciation and amortization, decreased $5.5 million, or 8.3%, to $60.6 million in the first quarter of 2013 compared to $66.1 million in the first quarter of 2012. Compensation and related employee expenses decreased $3.5 million, or 11.8%, primarily as a result of a decrease in average employee headcount. Maintenance and related costs decreased $1.4 million, or 9.3%, due to a decrease in service costs related to a decrease in the number of MRI and PET/CT systems in operation and a reduction in service contract costs incurred on each asset. Renegotiating with service contract providers and medical supply vendors is one of our cost reduction initiatives. Outside medical services decreased $0.9 million, or 15.8%, primarily due to lower radiology and radiation oncologist payments, and lower consultant fees. Medical supplies decreased $0.4 million, or 7.6%, primarily as a result of sourcing contract savings on the radiopharmaceutical that is used as a component of PET/CT scans, and less scans year over year. Site fees decreased $0.3 million, or 17.9%, primarily due to our decrease in the number of our oncology center sites. These decreases were partially offset by a $1.9 million increase in expense for equipment leases in connection with the sale and lease transaction that occurred during the fourth quarter of 2012. All other cost of revenues, excluding depreciation and amortization, decreased $1.0 million, or 10.9%. Cost of revenues, as a percentage of revenue, remained unchanged at 54.9% in the first quarter of 2013, compared to 54.8% in the first quarter of 2012.
Selling, general and administrative expenses decreased $1.7 million, or 8.4%, to $19.1 million in the first quarter of 2013 compared to $20.8 million in the first quarter of 2012. The majority of the decrease in selling, general and administrative expenses was due a decrease in professional services of $1.6 million, or 40.3%, resulting from a decrease in professional consulting fees utilized during 2012 to assist in our cost savings initiatives. The provision for doubtful accounts increased $0.2 million, or 24.1%, primarily due to delinquent customers we discontinued servicing in 2012, for which receivables have been fully reserved. The provision for doubtful accounts as a percentage of revenue was 0.9% in the first quarter of 2013 compared to 0.6% of revenue in the first quarter of 2012. Non-cash stock-based compensation expense decreased $0.5 million, mostly due to the forfeiture of stock options and restricted stock granted to two of our former executive officers. All other selling, general and administrative expenses increased $0.2 million, or 1.2%. Selling, general and administrative expenses as a percentage of revenue were 17.3% in both the first quarters of 2013 and 2012.
Transaction costs decreased $0.1 million, to $0.1 million in the first quarter of 2013 compared to $0.2 million in the first quarter of 2012.
Severance and related costs decreased $0.2 million, or 34.2%, to $0.3 million in the first quarter of 2013 compared to $0.5 million in the first quarter of 2013, due to ongoing cost savings and efficiency initiatives.
Depreciation expense decreased $4.9 million, or 23.0%, to $16.5 million in the first quarter of 2013 compared to $21.4 million in the first quarter of 2012 due to a decrease in the number of units we own, the number of systems and centers we now operate and decrease in capital expenditures compared to prior years.
Amortization expense decreased $0.2 million, or 5.4%, to $3.8 million in the first quarter of 2013 compared to $4.0 million in the first quarter of 2012.
Interest expense and other, net decreased $2.5 million, or 17.9%, to $11.4 million in the first quarter of 2013 compared to $13.8 million in the first quarter of 2012, primarily due to our lower average debt resulting from the $74.5 million in debt repayments made during the fourth quarter of 2012.
Income tax benefit was $0.1 million in the first quarter of 2013 compared to a $2.6 million benefit in the first quarter of 2012, resulting in effective tax rates of 5.4% and 35.4%, respectively. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.
Earnings from unconsolidated investees increased $0.7 million, or 60.9%, to $1.7 million in the first quarter of 2013 compared to $1.1 million in the first quarter of 2012.
Net loss attributable to noncontrolling interest increased $0.6 million, or 25.8%, to $2.8 million in the first quarter of 2013 compared to $2.3 million in the first quarter of 2012.
Net loss attributable to Alliance HealthCare Services, Inc. was $2.4 million, or $(0.23) per share on a diluted basis, in the first quarter of 2013 compared to a net loss of $4.8 million, or $(0.45) per share on a diluted basis, in the first quarter of 2012.

Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operating activities. We generated $10.5 million and $24.4 million of cash flow from operating activities in the first quarter of 2013 and 2012, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging and radiation oncology services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts increased by $0.2 million in the first quarter of 2013 compared to the first quarter of 2012. Our number of days of revenue outstanding for our accounts receivable decreased to 50 days as of March 31, 2013, compared to 52 days as of March 31, 2012. We believe this number is comparable, or better than, other diagnostic imaging and radiation oncology providers. As of March 31, 2013, we had $65.9 million of available borrowings under our revolving line of credit, net of outstanding letters of credit.
We used cash of $1.3 million and $1.4 million for investing activities in the quarters ended March 31, 2013 and 2012, respectively. Investing activities during the first quarter of 2013 included $1.6 million from proceeds from sales of assets, and $2.9 million in cash provided by deposits for equipment. While we had no acquisition activity in 2013, we may continue to use cash for acquisitions in the future. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We spend capital:

•	to purchase new systems;

•	to replace less advanced systems with new systems;

•	to upgrade MRI and PET/CT and radiation oncology systems; and

•	to upgrade our corporate infrastructure, primarily in information technology.
Capital expenditures totaled $5.6 million and $3.7 million during the quarters ended March 31, 2013 and 2012, respectively. We purchased one PET/CT system, and traded-in or sold a total of two systems during the quarter ended March 31, 2013. We expect to purchase additional systems in 2013 and finance substantially all of these purchases with our available cash, cash from operating activities and equipment leases. Based upon the client demand described above, which dictates the amount and type of equipment we purchase, we expect capital expenditures to total approximately $45 million to $55 million in 2013.
At March 31, 2013, we had cash and cash equivalents of $30.7 million. This available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we cannot assure you that access to our invested cash and cash equivalents will not be affected by adverse conditions in the financial markets.
At March 31, 2013, we had $23.7 million in our accounts with third-party financial institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be adversely affected if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.
We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next one to two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt and other contracts. As of March 31, 2013, we are in compliance with all covenants contained in our long-term debt agreements and expect that we will be in compliance with these covenants for the remainder of 2013.
If our remaining ability to borrow under our revolving and term loan credit facility is insufficient for our capital requirements, we will be required to seek additional sources of financing, including issuing equity, which may be dilutive to our current stockholders, or incurring additional debt. Our ability to incur additional debt is subject to the restrictions in our existing credit facility. We cannot assure you that the restrictions contained in the existing credit facility will permit us to borrow the funds that we need to finance our operations, or that additional debt will be available to us on commercially reasonable terms or at all. If we are unable to obtain funds sufficient to finance our capital requirements, we may have to forego opportunities to expand our business.
In October 2012, we reached an agreement with our lenders for a second amendment to our Credit Agreement dated December 1, 2009.  The amendment modified the existing financial covenants, now requiring us to maintain a maximum ratio of consolidated total debt to Consolidated Adjusted Earnings Before Income Tax, Depreciation and Amortization (“Consolidated Adjusted EBITDA”) less non-controlling interest expense of 5.00 to 1.00 through September 30, 2014, 4.75 to 1.00 from October 1, 2014 through September 30, 2015, 4.50 to 1.00 from October 1, 2015 through December 31, 2015 and 4.25 to 1.00 thereafter. The minimum ratio of Consolidated Adjusted EBITDA less non-controlling interest expense to consolidated interest expense remains unchanged at 2.25 to 1.00 through December 31, 2012, 2.50 to 1.00 from January 1, 2013 through December 31, 2014 and 2.75 to 1.00 thereafter.
As of March 31, 2013, our ratio of consolidated total debt to Consolidated Adjusted EBITDA was 3.88 to 1.00 and our ratio of Consolidated Adjusted EBITDA to consolidated interest expense was 2.87 to 1.00.
In connection with the execution of the amendment, we raised $30.0 million from the sale of certain imaging assets, which we then leased from the purchasers under competitive terms. The $30.0 million in proceeds from the sale and lease transactions was used in its entirety to permanently reduce borrowings outstanding under the term loan facility. This prepayment made in connection with the amendment satisfies all future mandatory amortization payments under the terms of the Credit Agreement, which matures in June 2016. As a result, we incur approximately $8.0 million of annual rent expense in connection with the sale and lease transaction, which will reduce future Consolidated Adjusted EBITDA. The Company estimates it will have a reduction in annual interest expense of approximately $5.4 million based on the current interest rate.
The indenture governing our outstanding 8% Notes due 2016 (the "8% Notes") contains covenants limiting our and most of our subsidiaries' ability to pay dividends and make other restricted payments, incur additional indebtedness or issue disqualified stock, create liens on our assets, merge, consolidate, or sell all or substantially all of our assets, and enter into transactions with affiliates, among others. As of March 31, 2013, we were in compliance with all covenants contained in the 8% Notes and expect to comply with these covenants during 2013. Our failure to comply with these covenants could permit the trustee under the indenture relating to the 8% Notes and the note holders to declare the principal amounts under the 8% Notes, together with accrued and unpaid interest, to be immediately due and payable. If the indebtedness under the 8% Notes, or any of our other indebtedness, is accelerated, and we are not able to refinance our debt, we could become subject to bankruptcy proceedings.
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
In some cases you can identify these statements by forward-looking words, such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “seek,” “intend” and “continue” or similar words. Forward-looking statements may also use different phrases. Forward-looking statements address, among other things, our future expectations, projections of our future results of operations or of our financial condition and other forward-looking information and include statements related to the Company’s cost-savings and long-term growth, including its efforts to stabilize and grow the Imaging Division, grow the Radiation Oncology Division, divest its professional radiology services business, and increase organizational efficiency.

Statements regarding the following subjects, among others, are forward-looking by their nature:
(a) future legislation and other healthcare regulatory reform actions, and the effect of that legislation and other regulatory actions on our business,
(b) our expectations with respect to future MRI, PET/CT and radiation oncology volumes and revenues,
(c) the effect of seasonality on our business,
(d) our expectations with respect to the sufficiency of our liquidity over the next one to two years,
(e) our estimates of the annual rent expense under the sale and lease transactions entered into in October 2012,
(f) our expectations with respect to capital expenditures in 2013, and
(g) the effect of recent accounting pronouncements on our results of operations and cash flows or financial position.
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

•
other factors discussed under Risk Factors in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 2012 and that are otherwise described or updated from time to time in our SEC reports by us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We provide our services exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.
Our interest expense is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our indebtedness has interest rates which are variable. The recorded carrying amount of our long-term debt under our Credit Agreement approximates fair value as these borrowings have variable rates that reflect currently available terms and conditions for similar debt. To decrease the risk associated with interest rate increases, we have entered into multiple interest rate swap and cap agreements for a portion of our variable rate debt. These swaps and cap are designated as cash flow hedges of variable future cash flows associated with our long-term debt.
In the first quarter of 2010, we entered into one interest rate swap agreement (the “2010 Swap”) and three interest rate cap agreements (the “2010 Caps”) to avoid unplanned volatility in the income statement due to changes in the London Interbank Offering Rate ("LIBOR") interest rate environment. The 2010 Swap, which matured in January 2011, had a notional amount of $92.7 million. The interest rate cap agreements, which mature in February 2014, have a total notional amount of $150.0 million and were designated as cash flow hedges of future cash interest payments associated with a portion of our variable rate bank debt. Under these arrangements, we have purchased a cap on LIBOR at 4.50%. We paid $1.5 million to enter into the caps, which is being amortized through interest expense over the life of the agreements. For the quarters ended March 31, 2013 and 2012, we paid no net settlement amounts on the 2010 Caps.
In the second quarter of 2011, we acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of USR. One of the USR Swaps, which matures in October 2015, had a notional amount of $2.7 million as of March 31, 2013. Under the terms of this agreement, we receive one-month LIBOR and pay a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap, which matures in April 2014, had a notional amount of $1.1 million as of March 31, 2013. Under the terms of this agreement, we receive one-month LIBOR and pay a fixed rate of 4.15%. The net effect of the hedge is to record interest expense at a fixed rate of 6.15%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%. As a result of the acquisition of USR, the USR Swaps were de-designated, hedge accounting was terminated and all further changes in the fair market value of these swaps are being recorded in interest expense and other, net. Settlement amounts under these swap agreements were not material for the quarter ended March 31, 2013.
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
In the fourth quarter of 2012, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in December 2017, had a notional amount of $5.0 million as of March 31, 2013. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.50% and pays a fixed rate of 3.75%. The net effect of the hedge is to convert interest expense to a fixed rate of 3.75%, as the underlying debt incurred interest based on one-month LIBOR plus 2.50%.
In the first quarter of 2013, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in April 2018, had a notional amount of $4.4 million as of March 31, 2013. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.00% and pays a fixed rate of 2.87%. The net effect of the hedge is to convert interest expense to a fixed rate of 2.87%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%.
Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third-party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. At March 31, 2013, we had cash and cash equivalents of $30.7 million, of which $23.7 million was held in accounts that are with third-party financial institutions which exceed the FDIC insurance limits. At March 31, 2012, we had cash and cash equivalents of $60.1 million, of which $0.6 million was held in accounts that are with third-party financial institutions which exceed the FDIC insurance limits.

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
In the first quarter of 2013, the former owners of MOS paid $1.2 million which amount represented the remaining amount of the indemnification cap created in connection with the acquisition. This amount was in addition to $5.3 million we already recovered from the former owners of MOS in connection with the arbitration award against them.  With this final payment, the former owners of MOS have now fully satisfied their obligations to us under the arbitration award.  Following receipt of the final payments from the former owners of MOS, we then entered into a settlement agreement to resolve the government's investigation of the Medicare billing practices engaged in by MOS prior to our acquisition.  Under the terms of the settlement agreement, we paid $2.4 million to the government, which amount was paid primarily from the funds recovered in the arbitration from the former owners of MOS.
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
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2012, a description of risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this quarterly report on Form 10-Q. There have been no material changes in the Company's risk factors from those disclosed in Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	REMOVED AND RESERVED
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
(a) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Alliance.(3)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Alliance.(11)

3.3	Amended and Restated By-laws of Alliance.(3)

3.4	Certain Amended and Restated Provisions of the By-laws of Alliance.(10)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(3)

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

101
The following materials from Alliance’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (a) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (b) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarters ended March 31, 2013 and 2012; (c) Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2013 and 2012; and (d) Notes to Condensed Consolidated Financial Statements.(21)

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

ALLIANCE HEALTHCARE SERVICES, INC.

May 9, 2013	By:	/s/ LARRY C. BUCKELEW
Larry C. Buckelew
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

May 9, 2013	By:	/s/ HOWARD K. AIHARA
Howard K. Aihara
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 9, 2013	By:	/s/ NICHOLAS A. POAN
Nicholas A. Poan
Senior Vice President, Corporate Finance and Chief Accounting Officer (Principal Accounting Officer)