Form 10-Q
period 2013-06-30
Alliance HealthCare Services, Inc
filed 2013-08-07
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: June 30, 2013
Commission File Number: 001-16609
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2013:
Common Stock, $.01 par value, 10,630,739 shares

ALLIANCE HEALTHCARE SERVICES, INC.
FORM 10-Q
June 30, 2013

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2012	June 30, 2013
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,977	$47,003
Accounts receivable, net of allowance for doubtful accounts	62,320	63,810
Deferred income taxes	17,364	17,364
Prepaid expenses	5,078	7,456
Other receivables	3,898	4,235
Total current assets	128,637	139,868
Equipment, at cost	827,162	820,545
Less accumulated depreciation	(618,601)	(634,129)
Equipment, net	208,561	186,416
Goodwill	56,493	56,493
Other intangible assets, net	126,931	115,359
Deferred financing costs, net	16,497	11,485
Other assets	23,022	18,557
Total assets	$560,141	$528,178
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,993	$14,460
Accrued compensation and related expenses	22,481	18,969
Accrued interest payable	5,081	2,507
Other accrued liabilities	26,835	23,363
Current portion of long-term debt	13,145	15,813
Total current liabilities	83,535	75,112
Long-term debt, net of current portion	357,056	354,624
Senior notes	188,434	188,607
Other liabilities	4,314	5,083
Deferred income taxes	43,095	35,900
Total liabilities	676,434	659,326
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock	524	524
Treasury stock	(2,877)	(2,877)
Additional paid-in capital	21,507	22,271
Accumulated comprehensive loss	(716)	(444)
Accumulated deficit	(183,226)	(198,608)
Total stockholders’ deficit attributable to Alliance HealthCare Services, Inc.	(164,788)	(179,134)
Noncontrolling interest	48,495	47,986
Total stockholders’ deficit	(116,293)	(131,148)
Total liabilities and stockholders’ deficit	$560,141	$528,178

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Revenues	$120,664	$114,418	$241,417	$224,800
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	63,881	60,094	130,020	120,733
Selling, general and administrative expenses	18,078	20,247	38,913	39,342
Transaction costs	20	—	263	80
Severance and related costs	772	298	1,301	646
Impairment charges	—	4,867	—	4,867
Loss on extinguishment of debt	—	17,069	—	17,069
Depreciation expense	20,693	16,322	42,138	32,838
Amortization expense	3,994	2,911	8,006	6,705
Interest expense and other, net	13,679	11,053	27,367	23,325
Other expense and (income), net	1,208	(385)	1,362	(1,287)
Total costs and expenses	122,325	132,476	249,370	244,318
Loss before income taxes, earnings from unconsolidated investees, and noncontrolling interest	(1,661)	(18,058)	(7,953)	(19,518)
Income tax benefit	(2,427)	(7,195)	(5,069)	(7,333)
Earnings from unconsolidated investees	(1,161)	(1,408)	(2,239)	(3,142)
Net income (loss)	1,927	(9,455)	(645)	(9,043)
Less: Net income attributable to noncontrolling interest	(2,728)	(3,509)	(4,978)	(6,339)
Net loss attributable to Alliance HealthCare Services, Inc.	$(801)	$(12,964)	$(5,623)	$(15,382)
Comprehensive loss, net of taxes:
Net loss attributable to Alliance HealthCare Services, Inc.	$(801)	$(12,964)	$(5,623)	$(15,382)
Unrealized gain (loss) on hedging transactions, net of taxes	37	(192)	92	(272)
Comprehensive loss, net of taxes:	$(764)	$(13,156)	$(5,531)	$(15,654)
Loss per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(0.08)	$(1.22)	$(0.53)	$(1.45)
Diluted	$(0.08)	$(1.22)	$(0.53)	$(1.45)
Weighted-average number of shares of common stock and common stock equivalents:
Basic	10,633	10,629	10,648	10,629
Diluted	10,633	10,629	10,648	10,629
See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2012	2013
Operating activities:
Net loss	$(645)	$(9,043)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	1,338	1,577
Share-based payment	42	735
Depreciation and amortization	50,139	39,543
Amortization of deferred financing costs	1,934	2,051
Accretion of discount on long-term debt	842	754
Adjustment of derivatives to fair value	(67)	340
Distributions (less) more than undistributed earnings from investees	(149)	(19)
Deferred income taxes	(5,256)	(7,341)
Loss (gain) on sale of assets	895	(1,109)
Loss on extinguishment of debt	—	17,069
Impairment of assets held for sale	—	4,867
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	1,486	(3,067)
Prepaid expenses	939	(2,378)
Other receivables	(796)	(337)
Other assets	(1,873)	172
Accounts payable	(4,672)	(1,885)
Accrued compensation and related expenses	794	(3,512)
Accrued interest payable	(321)	(2,574)
Income taxes payable	23	—
Other accrued liabilities	(1,887)	(3,330)
Net cash provided by operating activities	42,766	32,513
Investing activities:
Equipment purchases	(9,927)	(10,357)
(Increase) decrease in deposits on equipment	(5,531)	3,884
Decrease in cash in escrow	1,257	—
Proceeds from sale of assets	4,500	2,258
Net cash used in investing activities	(9,701)	(4,215)
Financing activities:
Principal payments on equipment debt	(6,337)	(7,269)
Proceeds from equipment debt	854	4,845
Proceeds from term loan facility	—	337,900
Principal payments on term loan facility	(6,000)	(340,435)
Payments of debt issuance costs	(200)	(9,494)
Noncontrolling interest in subsidiaries	(3,696)	(6,848)
Proceeds from shared-based payment arrangements	—	29
Purchase of treasury stock	(10)	—
Net cash used in financing activities	(15,389)	(21,272)
Net increase in cash and cash equivalents	17,676	7,026
Cash and cash equivalents, beginning of period	44,190	39,977
Cash and cash equivalents, end of period	$61,866	$47,003

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2012	2013
Supplemental disclosure of cash flow information:
Interest paid	$25,012	$23,528
Income taxes paid, net of refunds	523	1,927
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$4,467	$—
Capital lease obligations related to the purchase of equipment	4,017	—
Comprehensive gain (loss) from hedging transactions, net of taxes	92	(272)
Equipment purchases in accounts payable	1,784	634
See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates
Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance HealthCare Services, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2012.
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
2. Transactions

Restructuring Plan
On August 4, 2011, the Company’s board of directors approved a restructuring plan that included a significant organizational restructure and a cost savings and efficiency initiative. The Company initiated this restructuring plan in the third quarter of 2011. During the six months ended June 30, 2013, the Company recorded $3,363 related to restructuring charges, of which the Company recorded $2,608 in Selling, general and administrative expenses; $646 in Severance and related costs; and $109 in Cost of revenues, excluding depreciation and amortization. As of June 30, 2013, substantially all restructuring reserves have been paid.
Amendment No. 2 to Existing Credit Facility
In October 2012, the Company and its lenders entered into Amendment No. 2 to its existing credit facility that further modified the existing financial covenants. In connection with the execution of Amendment No. 2, the Company raised $30,000 from the sale of certain imaging assets, which the Company then leased from purchasers under competitive terms. The $30,000 in proceeds from the sale and lease transactions, was combined with $44,500 of cash on hand to make a total payment of $74,500 to permanently reduce borrowings outstanding under the term loan facility. The Company estimates it will incur $8,000 of annual rent payments in connection with the sale and lease transactions, which will reduce future Consolidated Adjusted EBITDA.
Senior Secured Term Loan Refinancing
On June 3, 2013, the Company replaced its existing credit facility with a new senior secured credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “New Credit Agreement”). The New Credit Agreement consists of (i) a $340,000, six-year term loan facility, (ii) a $50,000, five-year revolving loan facility, including a $20,000 sublimit for letters of credit, (iii) uncommitted incremental loan facilities of $100,000 of revolving or term loans, plus an additional amount if our pro forma leverage ratio is less than or equal to 3.25, subject to receipt of lender

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

commitments and satisfaction of specified conditions, and (iv) an $80,000 delayed draw term loan facility, which must be drawn within thirty days of June 3, 2013.
Upon the draw of the delayed draw term loan facility, the proceeds of which are required to be used to redeem a portion of the Company's $190,000 of 8% Senior Notes due 2016 (the “Notes”), such delayed draw term loan will convert into, and match the terms of, the new $340,000 term loan facility. If any of the Notes remain outstanding on September 1, 2016, then the maturity date of all loans under the New Credit Agreement will be September 1, 2016.
Borrowings under the New Credit Agreement bear interest through maturity at a variable rate based upon, at the Company's option, either the London interbank offered rate ("LIBOR") or the base rate (which is the highest of the administrative agent’s prime rate, one-half of 1.00% in excess of the overnight federal funds rate, and 1.00% in excess of the one-month LIBOR rate), plus, in each case, an applicable margin. With respect to the term loan facilities, the applicable margin for LIBOR loans is 3.25% per annum, and with respect to the revolving loan facilities, the applicable margin for LIBOR loans ranges, based on the applicable leverage ratio, from 3.00% to 3.25% per annum, in each case, with a LIBOR floor of 1.00%. The applicable margin for base rate loans under the term loan facilities is 2.25% per annum and under the revolving loan facility ranges, based on the applicable leverage ratio, from 2.00% to 2.25% per annum. Prior to the refinancing of the term loan facilities, the applicable margin for base rate loans was 4.25% per annum and the applicable margin for revolving loans was 5.25% per annum, with a LIBOR floor of 2.00%. The Company is required to pay a commitment fee which ranges, based on the applicable leverage ratio, from 0.375% to 0.50% per annum on the undrawn portion available under the revolving loan facility and variable per annum fees with respect to outstanding letters of credit.
During the first five and three-quarter years after the closing date, assuming that the Company draws the full amount of the delayed draw term loan facility, it will be required to make quarterly amortization payments of the term loans in the amount of $1,050. The Company is also required to make mandatory prepayments of term loans under the New Credit Agreement, subject to specified exceptions, from excess cash flow (as defined in the New Credit Agreement), and with the proceeds of asset sales, debt issuances and specified other events.
Obligations under the New Credit Agreement are guaranteed by substantially all the Company's direct and indirect domestic subsidiaries. The obligations under the New Credit Agreement and the guarantees are secured by a lien on substantially all tangible and intangible property, and by a pledge of all of the shares of stock and limited liability company interests of the Company's direct and indirect domestic subsidiaries, of which the Company now owns or later acquires more than a 50% interest, subject to limited exceptions.
In addition to other covenants, the New Credit Agreement places limits on the ability of the Company and its subsidiaries to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, engage in mergers, acquisitions and asset sales, transact with affiliates and alter the business conducted by the Company and its subsidiaries.
The New Credit Agreement also contains a leverage ratio covenant requiring the Company to maintain a maximum ratio of consolidated total debt to consolidated adjusted EBITDA expense that ranges from 4.95 to 1.00 to 4.30 to 1.00. For the quarter ending June 30, 2013, the New Credit Agreement requires a maximum leverage ratio of not more than 4.95 to 1.00. The New Credit Agreement eliminated the interest coverage ratio covenant which the Company was subject to maintain prior to the refinancing. Failure to comply with the covenants in the New Credit Agreement could permit the lenders under the New Credit Agreement to declare all amounts borrowed under the new credit agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the New Credit Agreement.
As a result of the transaction, the Company immediately recognized a loss on extinguishment totaling $17,069 resulting from the write-off of unamortized deferred financing costs and the discount related to the former credit facility. As of June 30, 2013, there was $337,921 outstanding under the new term loan facility and no borrowings under the new revolving credit facility. As of June 30, 2013, the Company’s ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the New Credit Agreement was 3.70 to 1.00.
On July 3, 2013, the Company redeemed $80,000 in principal amount of its Notes pursuant to the terms of the indenture governing the Notes, drawing the full amount of the delayed draw term loan facility. As a result of the redemption, $1,522 of unamortized deferred costs and associated discount were immediately expensed, as well as $3,200 for the related call premium.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2013
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

Stock Option Plans and Awards
In November 1999, the Company adopted an employee stock option plan (as amended and restated, the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 2,205,000 shares have become available for grant. As of June 30, 2013, a total of 556,124 shares remained available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant, except as noted below. All options have 10-year terms. Options granted after January 1, 2008 are time options, typically vesting 25% each year, over four years. For options granted prior to January 1, 2008, initial stock option grants were comprised 50% of “time options” and 50% of “performance options.” The time options have a five-year vesting schedule, vesting 20% per year. The performance options cliff vest after eight years; however, in the event certain operating performance targets are met, up to 20% of the performance options may vest each year, accelerating the vesting period up to five years. During the year ended December 31, 2012, there were no options in which vesting was accelerated. During the quarter and six months ended June 30, 2013, there were no options in which vesting was accelerated. Prior to January 1, 2008, subsequent stock options granted under the 1999 Equity Plan to employees were always time options which vest 5% in the first year, 20% in the second year and 25% in years three through five.
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
The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Quarter Ended June30,
	2012	2013
Risk free interest rate	0.97%	1.06%
Expected dividend yield	—%	—%
Expected stock price volatility	62.3%	65.7%
Average expected life (in years)	6.02	5.99
Through March 31, 2012, the expected stock price volatility rates are based on the historical volatility of the Company’s common stock and peer implied volatility. The average expected life, representing the weighted-average period of time that options or awards granted are expected to be outstanding, is calculated using the simplified method described in ASC 718, as

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

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

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	772,496	$18.57
Granted	48,350	12.53
Exercised	(3,665)	6.20
Canceled	(53,330)	33.37
Outstanding at June 30, 2013	763,851	$17.22	7.11	$4,486
Vested and expected to vest in the future at June 30, 2013	740,226	$17.29	7.10	$4,344
Exercisable at June 30, 2013	467,486	$22.75	6.08	$2,074
The weighted average grant date fair value of options granted during the six months ended June 30, 2012 and 2013 was $3.15 per share and $7.42 per share, respectively. Total stock options exercised was 3,665 during the six months ended June 30, 2013. There were no options exercised during the six months ended June 30, 2012.
The following table summarizes the Company’s unvested stock option activity:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2012	430,915	$4.90
Granted	48,350	7.42
Vested	(181,899)	5.65
Canceled	(1,001)	3.53
Unvested at June 30, 2013	296,365	$4.83
At June 30, 2013, the total unrecognized fair value share-based payment related to unvested stock options granted to both employees and non-employees was $1,025, which is expected to be recognized over a remaining weighted-average period of 1.89 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the consolidated statements of operations and comprehensive income (loss). The total fair value of shares vested during the six months ended June 30, 2012 and 2013 was $1,376 and $1,029, respectively.
Restricted Stock Awards
The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2011, the Company granted 57,887 awards to certain employees of the Company. Of the awards granted in 2011, 4,887 cliff vest after one year provided that the employee remains continuously employed through the issuance date, 52,000 cliff vest after three years provided that the employee remains continuously employed through the issuance date and 1,000 cliff vest after one year provided that the employee meets certain performance

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

criteria and remains continuously employed through the issuance date. During 2012, 57,544 shares of restricted stock were granted to employees and non-employee directors. Of the 57,544 shares granted in 2012, 38,075 were granted to employees, which either cliff vest after one year, or vest annually in 33.3% increments over three years. Non-employee directors were granted 19,469 shares of restricted stock for their services in 2012. The Company grants restricted stock awards to non-employee directors of the Company who are unaffiliated with Oaktree Capital Management, LLC (“Oaktree”) and MTS Health Investors, LLC (“MTS”) (“unaffiliated directors”). These awards to unaffiliated directors cliff vest after one year based on the unaffiliated directors’ continued service with the Company through that date. During 2011, the Company granted 44,310 restricted stock awards to unaffiliated directors. There have been no grants of restricted stock awards made to independent directors in 2013. For the six months ended June 30, 2012 and 2013, the Company recorded share-based payment related to restricted stock awards of $(724) and $251, respectively. The expense reversal in 2012 was due to the forfeiture of 325,000 unvested shares granted in 2010 to the Company's now-former Chief Executive Officer. Total historical expense recorded through March 31, 2012 in connection with this grant was $1,376, which all reversed during the quarter ended June 30, 2012. The weighted-average grant-date fair value of restricted stock awards granted during the six months ended June 30, 2012 was $5.00 per share. The weighted-average grant-date fair value of restricted stock awards granted during the six months ended June 30, 2013 was $6.38 per share.
The following table summarizes the Company’s unvested restricted stock activity:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2012	104,544	$4.65
Granted	11,999	6.38
Vested	(11,107)	5.20
Canceled	(2,000)	20.70
Unvested at June 30, 2013	103,436	$4.48
At June 30, 2013, the total unrecognized fair value share-based payment related to restricted stock awards granted to employees was $326, which is expected to be recognized over a remaining weighted-average period of 1.05 years. At June 30, 2013, the total unrecognized fair value share-based payment related to the restricted stock awards granted to unaffiliated directors was $80, which is expected to be recognized over a remaining weighted-average period of 0.50 years. The unaffiliated directors will each receive a restricted stock award on December 31, 2013 and each December 31 thereafter (the “Grant Date”) of the number of shares of common stock having a value equal to $40, rounded down to the nearest whole share, and calculated using the average share price of the Company’s stock over the 15-day period preceding the Grant Date. Such restricted stock awards will fully vest one year after the Grant Date based on the continued service of the non-employee director through the vesting date. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations and comprehensive income (loss).
4. Recent Accounting Pronouncements
Goodwill Impairment On July 27, 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment", providing guidance for testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, testing an indefinite-lived intangible asset for impairment allows the option of performing a qualitative assessment before calculating the fair value of the asset. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50%) impaired, fair value of the asset is not required. In addition, ASU 2012-02 does not revise the requirement to test indefinite-lived intangible assets annually for impairment, and does not amend the requirement to test indefinite-lived intangible assets for impairment between annual tests if there is a change in events or circumstances. However, it does revise the examples of events and circumstances to be considered in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

2013-02 does not affect the Company's consolidated financial statements, but could require additional disclosure if applicable in future periods.
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
5. Fair Value of Financial Instruments
The Company used the following methods and assumptions in estimating fair value disclosure for financial instruments:
Cash and cash equivalents The carrying amounts reported in the balance sheets approximate fair value due to the short-term maturity or variable rates of these instruments.
Debt The fair value of the Company’s fixed-rate debt was based on open bid/ask quotations of those notes at December 31, 2012 and June 30, 2013. The carrying amount of variable-rate borrowings at June 30, 2013 approximates fair value estimated based on current market rates and credit spreads for similar debt instruments.
Derivative instruments Fair value was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.
The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2012		June 30, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$39,977	$39,977	$47,003	$47,003
Fixed-rate debt	188,434	174,800	188,607	191,900
Variable-rate debt	335,261	335,261	337,921	337,921
Derivative instruments - asset position	—	—	—	—
Derivative instruments - liability position	219	219	140	140
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
June 30, 2013
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

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 820 pricing levels as of June 30, 2013:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$47,003	$47,003	$—	$—
Interest rate contracts - liability position	140	—	140	—
The Company’s derivative instruments are primarily pay-fixed, receive-variable interest rate swaps and caps based on the LIBOR swap rate. The Company has elected to use the income approach to value these derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for interest rate swap and cap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates at commonly quoted intervals and implied volatilities for options). ASC 820 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness and the Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments. For additional information please see Note 9 of the Notes to the Condensed Consolidated Financial Statements.
6. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill are as follows:

Balance at January 1, 2012	$56,493
Goodwill acquired during the period	—
Impairment charges	—
Adjustments to goodwill during the period	—
Balance at December 31, 2012	56,493
Goodwill acquired during the period	—
Impairment charges	—
Adjustments to goodwill during the period	—
Balance at June 30, 2013	$56,493
Gross goodwill	$230,737
Accumulated impairment charges	(174,244)
Balance at June 30, 2013	$56,493

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

Intangible assets consisted of the following:

	December 31, 2012			June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$152,629	$(68,380)	$84,249	$148,992	$(73,833)	$75,159
Other	25,743	(16,488)	9,255	24,513	(17,740)	6,773
Total amortizing intangible assets	$178,372	$(84,868)	$93,504	$173,505	$(91,573)	$81,932
Intangible assets not subject to amortization			33,427			33,427
Total other intangible assets			$126,931			$115,359
In accordance with ASC 350, “Intangibles—Goodwill and Other,” the Company impaired its intangible assets related to its professional services business as a result of its decision that its professional radiology services business does not align with the long-term strategic direction of the Imaging Division, and it intends to divest its professional radiology services business during 2013 . This triggering event resulted in revaluing intangible assets related to the professional services business at $1,821 after recognizing an impairment charge of approximately $4,867 related to the intangible assets in the second quarter of 2013. The Company based the carrying value of these intangible assets on the estimated fair value (categorized as Level 3 in the fair value hierarchy, as described in Note 5) of what the Company believes it would receive in a sale transaction for the assets related to its professional services business that it intends to divest. All other assets related to the divestiture of the professional services business are immaterial.
Additionally, the Company intends to perform an annual impairment test in the fourth quarter for goodwill and indefinite life intangible assets based on financial information as of September 30. The fair value of the reporting unit is determined by an income approach and a market capitalization approach. Significant management judgment is required in the forecasts of future operating results that are used in the income approach. The estimates that the Company has used are consistent with the plans and estimates that it uses to manage its business. The Company bases its fair value estimates on forecasted revenue and operating costs which include a number of factors including, but not limited to, securing new customers, retention of existing customers, growth in imaging and radiation oncology revenues and the impact of continued cost savings initiatives. However, it is possible that plans and estimates may change. No additional triggering events occurred during the first half of 2013 which required impairment testing based on financial information as of June 30, 2013. The Company intends to perform its annual testing for impairment of Goodwill and other intangibles assets during the fourth quarter of 2013, as described above.
The Company uses the estimated useful life to amortize customer contracts, which is a weighted-average of 15 years. Other intangible assets subject to amortization are estimated to have a weighted-average useful life of six years. Amortization expense for intangible assets subject to amortization was $3,994 and $2,911 for the quarters ended June 30, 2012 and 2013, respectively, and a $8,006 and $6,705 for the six months ended June 30, 2012 and 2013, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.
Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2013	$11,174
2014	8,770
2015	8,030
2016	7,028
2017	6,496
2018	6,071

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

7. Other Accrued Liabilities
Other accrued liabilities consisted of the following:

	December 31, 2012	June 30, 2013
Accrued systems rental and maintenance costs	$2,768	$2,626
Accrued site rental fees	1,202	1,164
Accrued property and sales taxes payable	11,561	11,515
Accrued self-insurance expense	1,299	1,178
Deferred gain on sale of equipment	1,293	324
Other accrued expenses	8,712	6,556
Total	$26,835	$23,363
8. Long-Term Debt and Senior Subordinated Credit Facility
Long-term debt consisted of the following:

	December 31, 2012	June 30, 2013
Term loan facility	$340,435	$340,000
Discount on term loan facility of 4.35%	(5,174)	(2,079)
Senior notes	190,000	190,000
Discount on senior notes of 8.25%	(1,565)	(1,393)
Equipment debt	34,939	32,516
Long-term debt, including current portion	558,635	559,044
Less current portion	13,145	15,813
Long-term debt	$545,490	$543,231
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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

Cash Flow Hedges
Interest Rate Cash Flow Hedges
The Company has entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the six months ended June 30, 2012 and 2013, the Company had interest rate swap and cap agreements to hedge approximately $155,421 and $162,300 of its variable rate bank debt, respectively, or 24.4% and 29.9% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $0.7 million from accumulated comprehensive loss to interest expense and other, net.
In the first quarter of 2010, the Company entered into three interest rate cap agreements, in accordance with Company policy, to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The interest rate cap agreements, which mature in February 2014, have a total notional amount of $150,000 and were designated as cash flow hedges of future cash interest payments associated with a portion of the Company’s variable rate bank debt. Under these arrangements, the Company has purchased a cap on LIBOR at 4.50%. The Company paid $1,537 to enter into the caps, which is being amortized through interest expense and other, net over the life of the agreements.

In the second quarter of 2011, the Company acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of US Radiosurgery, LLC ("USR"). One of the USR Swaps, which matures in October 2015, had a notional amount of $2,440 as of June 30, 2013. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap, which matures in April 2014, had a notional amount of $880 as of June 30, 2013. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 4.15%. The net effect of the hedge is to record interest expense at a fixed rate of 6.15%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%. As a result of the acquisition of USR, the USR Swaps were de-designated, hedge accounting was terminated and all further changes in the fair market value of these swaps are being recorded in interest expense and other, net.

In the fourth quarter of 2012, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in December 2017, had a notional amount of $4,718 as of June 30, 2013. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.50% and pays a fixed rate of 3.75%. The net effect of the hedge is to convert interest expense to a fixed rate of 3.75%, as the underlying debt incurred interest based on one-month LIBOR plus 2.50%.
In the first quarter of 2013, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in April 2018, had a notional amount of $4,249 as of June 30, 2013. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.00% and pays a fixed rate of 2.873%. The net effect of the hedge is to convert interest expense to a fixed rate of 2.873%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2013
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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations
For the Six Months Ended June 30, 2012

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(29)

The Effect of Designated Derivative Instruments on the Statement of Operations
For the Three Months Ended June 30, 2013

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$63	Interest expense and other, net	$(221)	Interest expense and other, net	$—

The Effect of Designated Derivative Instruments on the Statement of Operations
For the Six Months Ended June 30, 2013

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$30	Interest expense and other, net	$(411)	Interest expense and other, net	$—

10. Income Taxes
For the quarter and six months ended June 30, 2012, the Company recorded an income tax benefit of $2,427 and $5,069, or 75.2% and 47.4%, respectively, as a result of the Company’s effective tax rate applied to pretax loss. For the quarter and six months ended June 30, 2013, the Company recorded an income tax benefit of $7,195 and $7,333, or 35.7% and 32.3%, respectively, as a result of the Company’s effective tax rate applied to pretax loss. The Company’s effective tax rates for the quarter and six months ended June 30, 2013 differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.
As of June 30, 2013, the Company has provided a liability for $446 of unrecognized tax benefits related to various federal and state income tax matters. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $158.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2013, the Company had approximately $38 in accrued interest and penalties related to unrecognized tax benefits.
The Company is subject to United States federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2009 through 2012. The Company’s and its subsidiaries’ state income tax returns are open to audit under the

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

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

The following table sets forth the computation of basic and diluted loss per share (amounts in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Numerator:
Net loss attributable to Alliance HealthCare Services, Inc.	$(801)	$(12,964)	$(5,623)	$(15,382)
Denominator:
Weighted-average shares-basic	10,633	10,629	10,648	10,629
Effect of dilutive securities:
Employee stock options	—	—	—	—
Weighted-average shares-diluted	10,633	10,629	10,648	10,629
Loss per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(0.08)	$(1.22)	$(0.53)	$(1.45)
Diluted	$(0.08)	$(1.22)	$(0.53)	$(1.45)
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	858	291	714	310
Average exercise price per share that exceeds average market price of common stock	$27.55	$35.31	$32.25	$34.55
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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.
Historically, payments made related to these indemnifications have been immaterial. At June 30, 2013, the Company has determined that no liability is necessary related to these guarantees and indemnities.
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
On November 9, 2012, USR a subsidiary of Alliance Healthcare Services, Inc. (the “Company”), received a grand jury subpoena issued by the United States Attorney's Office for the Middle District of Tennessee seeking documents related to USR and its financial relationships with physicians and other healthcare providers. The Company and USR are cooperating fully with the inquiry. The Company is currently unable to predict the timing or outcome of this matter, however, it is not unusual for such matters to continue for a considerable period of time. Responding to this matter will require management's attention and likely result in significant legal expense. To our knowledge, the federal government has not initiated any proceedings against us at this time.
On March 27, 2013, Alliance was served with a lawsuit filed in U.S. District Court for the Northern District of Mississippi by Superior MRI Services, Inc.  The plaintiff is an alleged successor in interest to a former local competitor, P&L Contracting, Inc.  Plaintiff alleges Alliance disregarded Mississippi Certificate of Need ("CON") rules and regulations by operating without obtaining the appropriate authority, and is seeking in excess of $1,000 in damages as well as requesting

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

injunctive relief.  The Company intends to vigorously defend against the claims asserted in this lawsuit. The Company has not recorded an expense related to any potential damages in connection with this matter because any potential loss is not probable or reasonably estimable.
The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.
13. Related-Party Transactions
On April 16, 2007, Oaktree and MTS purchased 4,900,301 shares of the Company’s common stock. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. At June 30, 2013, Oaktree and MTS owned in the aggregate approximately 51.2% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.
Revenues from management agreements with unconsolidated equity investees were $1,813 and $2,276 during the quarters ended June 30, 2012 and 2013, respectively. Revenues from management agreements with unconsolidated equity investees were $3,637 and $4,520 during the six months ended June 30, 2012 and 2013, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which are included in the management agreement revenue, who reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as cost of revenues and the reimbursement as revenues in its condensed consolidated statements of operations and comprehensive income (loss). For the quarters ended June 30, 2012 and 2013, the amounts of the revenues and expenses were $1,817 and $1,814, respectively. For the six months ended June 30, 2012 and 2013, the amounts of the revenues and expenses were $3,641 and $3,623, respectively.
On June 3, 2013, the Company replaced its existing credit facility with a new senior secured credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “New Credit Agreement”). Of the other lenders, Oaktree funded approximately $40,476 of the $340,000 six-year term loan facility. In addition, as of July 3, 2013, Oaktree funded approximately $9,524 of the $80,000 delayed draw.
14. Investments in Unconsolidated Investees
The Company has direct ownership in four unconsolidated investees at June 30, 2013. The Company owns between 15% and 50% of these investees, and provides management services under agreements with three of these investees, expiring at various dates through 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

Set forth below are certain financial data for Alliance-HNI, LLC and Subsidiaries, one of the Company’s unconsolidated investees:

	December 31, 2012	June 30, 2013
Balance Sheet Data:
Current assets	$5,246	$4,763
Noncurrent assets	10,142	9,740
Current liabilities	3,026	2,312
Noncurrent liabilities	2,669	2,072

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Operating Results:
Revenues	$4,243	$4,583	$8,578	$9,081
Expenses	2,460	2,341	4,999	4,318
Net income	1,783	2,242	3,579	4,763
Earnings from unconsolidated investee	893	1,106	1,791	2,382

Set forth below are certain financial data for Austin Cyberknife, LLC, one of the Company’s unconsolidated investees:

	December 31, 2012	June 30, 2013
Balance Sheet Data:
Current assets	$2,150	$1,600
Noncurrent assets	1,819	1,539
Current liabilities	732	594
Noncurrent liabilities	1,067	834

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Operating Results:
Revenues	$2,056	$2,376	$3,471	$4,245
Expenses	718	785	1,382	1,504
Net income	1,338	1,591	2,089	2,741
Earnings from unconsolidated investee	200	239	313	412
Set forth below are certain financial data for the aggregate of the Company’s unconsolidated investees, including Alliance-HNI, LLC and Subsidiaries and Austin Cyberknife, LLC:

	December 31, 2012	June 30, 2013
Balance Sheet Data:
Current assets	$7,843	$6,814
Noncurrent assets	12,092	11,370
Current liabilities	3,828	2,981
Noncurrent liabilities	3,736	2,910

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Combined Operating Results:
Revenues	$7,488	$7,272	$14,458	$14,009
Expenses	4,475	3,315	8,992	6,906
Net income	3,013	3,957	5,466	7,103
Earnings from unconsolidated investees	1,162	1,409	2,240	2,951

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

15. Stockholders’ Deficit
The following table summarizes consolidated stockholders’ deficit, including noncontrolling interest.

					Additional	Accumulated		Stockholders’ Equity (Deficit) Attributable to		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Alliance HealthCare	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Services, Inc.	Interest	Deficit
Balance at January 1, 2013	10,615,072	$524	(140,028)	$(2,877)	$21,507	$(716)	$(183,226)	$(164,788)	$48,495	$(116,293)
Exercise of stock options	3,665	—	—	—	29	—	—	29	—	29
Issuance of restricted stock	11,999	—	—	—	—	—	—	—	—	—
Share-based payment	—	—	—	—	735	—	—	735	—	735
Unrealized gain on hedging transaction, net of tax	—	—	—	—	—	272	—	272	—	272
Net contributions (distributions)	—	—	—	—	—	—	—	—	(6,848)	(6,848)
Net (loss) income	—	—	—	—	—	—	(15,382)	(15,382)	6,339	(9,043)
Balance at June 30, 2013	10,630,736	$524	(140,028)	$(2,877)	$22,271	$(444)	$(198,608)	$(179,134)	$47,986	$(131,148)

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2013
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
The following table summarizes the Company’s revenue by segment:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenue
Imaging	$98,163	$94,613	$198,998	$186,586
Radiation Oncology	22,501	19,805	42,419	38,214
Total	$120,664	$114,418	$241,417	$224,800
The following are components of revenue:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenue
MRI revenue	$49,157	$47,359	$99,234	$93,440
PET/CT revenue	39,573	37,656	80,586	74,406
Radiation Oncology revenue	22,501	19,805	42,419	38,214
Other modalities and other revenue	9,433	9,598	19,178	18,740
Total	$120,664	$114,418	$241,417	$224,800

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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Segment income
Imaging	$37,528	$38,311	$76,033	$73,474
Radiation Oncology	9,800	9,121	17,506	16,806
Corporate / Other	(7,920)	(8,847)	(16,373)	(16,534)
Total	$39,408	$38,585	$77,166	$73,746
The reconciliation of Net loss to total segment income is shown below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Net loss attributable to Alliance HealthCare Services, Inc.	$(801)	$(12,964)	$(5,623)	$(15,382)
Income tax (benefit) expense	(2,427)	(7,195)	(5,069)	(7,333)
Interest expense and other, net	13,679	11,053	27,367	23,325
Amortization expense	3,994	2,911	8,006	6,705
Depreciation expense	20,693	16,322	42,138	32,838
Share-based payment (included in selling, general and administrative expenses)	(840)	329	36	735
Noncontrolling interest in subsidiaries	2,728	3,509	4,978	6,339
Restructuring charges (Note 2)	873	1,890	2,995	3,363
Transaction costs	20	—	379	80
Impairment charges	—	4,867	—	4,867
Loss on extinguishment of debt	—	17,069	—	17,069
Other non-recurring charges (included in selling, general and administrative expenses	—	633	—	950
Other non-cash charges (included in other income and expense, net)	1,489	161	1,959	190
Total segment income	$39,408	$38,585	$77,166	$73,746
Net income for the Imaging and Radiation Oncology segments does not include charges for interest expense, net of interest income, income taxes or certain selling, general and administrative expenses. These costs are charged against the Corporate / Other segment. The following table summarizes the Company’s net income (loss) by segment:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Net (loss) income
Imaging	$15,280	$18,093	$31,188	$37,746
Radiation Oncology	3,771	2,782	5,282	4,031
Corporate / Other	(19,852)	(33,839)	(42,093)	(57,159)
Total	$(801)	$(12,964)	$(5,623)	$(15,382)

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

The following table summarizes the Company’s identifiable assets by segment:

	As of December 31, 2012	As of June 30, 2013
Identifiable assets
Imaging	$282,906	$269,426
Radiation Oncology	176,353	182,900
Corporate / Other	100,882	75,852
Total	$560,141	$528,178

The following table summarizes the Company’s goodwill by segment:

	Imaging	Radiation Oncology	Corporate / Other	Total
Balance at January 1, 2012	$41,684	$14,809	$—	$56,493
Goodwill acquired during the period	—	—	—	—
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	—	—	—	—
Balance at December 31, 2012	$41,684	$14,809	$—	$56,493
Goodwill acquired during the period	—	—	—	—
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	—	—	—	—
Balance at June 30, 2013	$41,684	$14,809	$—	$56,493

Gross goodwill	$196,026	$34,711	$—	$230,737
Accumulated impairment charges	(154,342)	(19,902)	—	(174,244)
Balance at June 30, 2013	$41,684	$14,809	$—	$56,493
Capital expenditures for the Imaging, Radiation Oncology and Corporate segments were $3,468, $258, and $1,075, respectively, for the quarter ended June 30, 2013. Capital expenditures in the Imaging, Radiation Oncology and Corporate segments were $5,163, $771 and $231, respectively, for the quarter ended June 30, 2012. Capital expenditures for the Imaging, Radiation Oncology and Corporate segments were $5,481, $671, and $4,205, respectively, for the six months ended June 30, 2013. Capital expenditures in the Imaging, Radiation Oncology and Corporate segments were $6,803, $2,605 and $501, respectively, for the six months ended June 30, 2012.

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
MRI, PET/CT and radiation oncology services generated 42%, 33% and 17% of our revenue, respectively, for the six months ended June 30, 2013 and 41%, 33% and 18% of our revenue, respectively, for the six months ended June 30, 2012. Our remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (“CT”), professional radiology services, and management contract revenue. We operated 482 diagnostic imaging and radiation oncology systems, including 261 MRI systems (of which 19 are operating leases) and 117 positron emission tomography (“PET”) or PET/CT systems (of which 9 are operating leases) and served over 1,000 clients in 44 states at June 30, 2013. We operated 130 fixed-site imaging centers (one in an unconsolidated joint venture), which constitute systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups’ offices, parked mobile systems, and free-standing fixed-site imaging centers, which include systems installed in a medical office buildings, ambulatory surgical centers, or other retail space at June 30, 2013. Of the 130 fixed-site imaging centers (including one unconsolidated joint venture), 98 were MRI fixed-site imaging centers, 22 were PET or PET/CT fixed-site imaging centers, ten were other modality fixed-site imaging centers. We also operated 28 radiation oncology centers and stereotactic radiosurgery facilities (including one radiation oncology center as an unconsolidated joint venture) at June 30, 2013.
We generated approximately 83% and 80% of our revenues for the six months ended June 30, 2013 and 2012, respectively, by providing services to hospitals and other healthcare providers; we refer to those revenues as wholesale revenues. We typically generate our wholesale revenues from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients’ receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases its own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Competitive pressures also affect our pricing.
We generated approximately 17% and 20% of our revenues for the six months ended June 30, 2013 and 2012, respectively, by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities; we refer to these revenues as retail revenues. We generate our revenue from these sites from direct billings to patients or their third-party payors, including Medicare, and we record this revenue net of contractual discounts and other arrangements for providing services at discounted prices. We typically receive a higher price per scan under retail billing than we do under wholesale billing.

Fixed-site imaging centers and radiation oncology centers can be structured as either wholesale or retail arrangements. Our contracts for radiation oncology services are approximately 10 to 20 years in length. We include revenues from these centers in either our wholesale or retail revenues.
With respect to our retail business, for services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress had failed to intervene. In the past, when the application of the statutory formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. For 2012, the Centers for Medicare & Medicaid Services ("CMS") projected a rate reduction of 27.4% from 2011 rates if Congress failed to intervene. On December 23, 2011, President Obama signed into law the Temporary Payroll Tax Cut Continuation Act of 2011, which replaced the Medicare physician payment cut that was scheduled to take place on January 1, 2012, with a 0% update for two months, thereby allowing for continuation of 2011 physician payment rates until February 29, 2012. The 0% update for physician payment rates was extended through December 31, 2012, by the Middle Class Tax Relief and Job Creation Act of 2012, which was signed into law on February 22, 2012. For 2013, CMS projected the formula would result in an aggregate reduction of 26.5% from 2012 payment rates. This reduction was delayed by the enactment of the American Taxpayer Relief Act of 2012 ("ATRA") on January 2, 2013, which adopted another 0% update to extend 2012 physician payment rates through December 31, 2013. CMS estimates that the statutory formula will result in a 24.4% reduction in physician payment rates for 2014 if Congress fails to intervene.
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
Also effective January 1, 2011, CMS made further adjustments to the Physician Fee Schedule so that specialties that have a higher proportion of the payment rate attributable to operating expenses such as equipment and supplies, which include radiation oncology, will experience an increase in aggregate payments. In addition, as a result of adjustments to codes identified to be misvalued, radiation oncology specialties and suppliers providing the technical component of diagnostic tests are among the entities that will experience decreases in aggregate payment. Some of these changes are being transitioned over time; for 2013, CMS estimated aggregate payment reductions of 7% in radiation oncology, 3% in radiology, 3% in nuclear medicine, 7% for suppliers providing the technical component of diagnostic tests and 9% for radiation therapy centers. A portion of the payment reduction to radiation oncology and radiation therapy centers stems from revisions to the operating expenses and procedure time allotted to perform Intensity Modulated Radiation Therapy ("IMRT") and Stereotactic Body Radiotherapy ("SBRT"). CMS is also undertaking a review of procedure times allotted to other radiation oncology treatments. At this time, we do not believe that these regulatory changes will have a material effect on our future retail revenues.
In the proposed Physician Fee Schedule for 2014, CMS proposed to make additional revisions to the formula it uses to account for physician time and practice expenses when calculating updates to the Physician Fee Schedule. CMS's proposed revisions include changes to the Medicare Economic Index formula, which would have the effect of redistributing some practice expense payment to the physician time component. CMS also proposed a new policy that would limit the value of certain practice expenses associated with services provided in a nonfacility setting so that the total nonfacility Physician Fee Schedule payment amount will not exceed the amount Medicare would pay for the same service provided in a facility setting. If finalized, these proposed policy changes, combined with the 90% usage rate assumption described above and various other adjustments for the 2014 Physician Fee Schedule, would result in aggregate payment reductions of 5% in radiation oncology, 1% in radiology, 7% for suppliers providing the technical component of diagnostic tests, and 13% for radiation therapy centers, with a 1% increase in aggregate payments for nuclear medicine. At this time, we believe these proposed regulatory changes, if enacted, would not have a material effect on our future retail revenues.
In addition to annual updates to the Medicare Physician Fee Schedule, as indicated above, CMS also publishes regulatory changes to the hospital outpatient prospective payment system (“HOPPS”) on an annual basis. These payments are bundled amounts received by our hospital clients for hospital outpatient services related to PET scans, PET/CT scans and SRS treatments.
Recent adjustments to the HOPPS payments for these procedures have not had a material adverse effect on our revenue and earnings in 2011, 2012 or the first six months of 2013.
Beginning on April 1, 2013, the ATRA required CMS to equalize the HOPPS payment associated with Cobalt 60-based SRS treatments to the payment amount for the less-expensive, linac-based SRS treatment. In the proposed HOPPS rule for 2014, CMS proposes to equalize payments for Cobalt 60-based SRS treatments and linac-based SRS treatments by increasing payments for both treatments to a level similar to the pre-ATRA payment rate for Cobalt 60-based treatments, which, if finalized, would result in a payment increase for both procedures beginning January 1, 2014. In addition, CMS proposes to utilize newly-available data to revise its estimate of hospitals' costs of providing CT and MRI services, which are used to calculate Medicare payments to hospitals for these services. The use of such data, if finalized, will result in payment reductions for CT and MRI procedures performed in the outpatient departments of our hospital clients. At this time, we do not believe that these changes will have a material adverse effect on our future revenues; however, we cannot predict the effect of future rate reductions on our future revenues or business.
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

Results of Operations
The following table shows our consolidated statements of operations as a percentage of revenues for each of the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	52.9	52.5	53.9	53.7
Selling, general and administrative expenses	15.0	17.7	16.1	17.5
Transaction costs	0.1	—	0.1	0.1
Severance and related costs	0.7	0.3	0.5	0.3
Impairment charges	—	4.2	—	2.2
Loss on extinguishment of debt	—	14.9	—	7.6
Depreciation expense	17.1	14.3	17.5	14.6
Amortization expense	3.3	2.5	3.3	3.0
Interest expense and other, net	11.3	9.7	11.3	10.4
Other expense and (income), net	1.0	(0.4)	0.6	(0.7)
Total costs and expenses	101.4	115.7	103.3	108.70
Loss before income taxes, earnings from unconsolidated investees and noncontrolling interest	(1.4)	(15.7)	(3.3)	(8.7)
Income tax benefit	(2.0)	(6.3)	(2.1)	(3.3)
Earnings from unconsolidated investees	(1.0)	(1.2)	(0.9)	(1.4)
Net income (loss)	1.6	(8.2)	(0.3)	(4.0)
Less: Net income attributable to noncontrolling interest, net of tax	(2.3)	(3.1)	(2.0)	(2.8)
Net loss attributable to Alliance HealthCare Services, Inc.	(0.7)%	(11.3)%	(2.3)%	(6.8)%
The table below provides MRI statistical information for the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
MRI statistics
Average number of total systems	264.3	255.3	269.1	256.5
Average number of scan-based systems	222.7	213.2	225.8	214.5
Scans per system per day (scan-based systems)	8.57	8.48	8.46	8.33
Total number of scan-based MRI scans	124,605	120,680	250,997	235,671
Price per scan	$359.88	$352.81	$359.21	$356.52

The table below provides PET and PET/CT statistical information for each of the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
PET and PET/CT statistics
Average number of systems	119.1	111.5	119.8	111.4
Scans per system per day	5.60	5.59	5.62	5.62
Total number of PET and PET/CT scans	40,428	38,152	82,084	75,453
Price per scan	$963.26	$963.49	$966.59	$963.00
The table below provides Radiation oncology statistical information for each of the quarters and six months ended June 30:

	As of & for the Quarter Ended June 30,		As of & for the Six Months Ended June 30,
	2012	2013	2012	2013
Radiation oncology statistics
Number of radiation oncology centers*	32	28	32	28
Linac treatments	22,894	15,462	45,346	30,137
Cyberknife patients	620	721	1,211	1,356
*Number of radiation oncology centers operated as of June 30, 2012 and 2013 included one unconsolidated joint venture.
Following are the components of revenue (in millions) for each of the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Total MRI revenue	$49.2	$47.4	$99.2	$93.4
PET/CT revenue	39.6	37.7	80.6	74.4
Radiation oncology revenue	22.5	19.8	42.4	38.2
Other modalities and other revenue	9.4	9.5	19.2	18.8
Total	$120.7	$114.4	$241.4	$224.8

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Total fixed-site imaging center revenue (in millions)	$30.2	$30.7	$60.3	$60.6

Quarter Ended June 30, 2013 Compared to Quarter Ended June 30, 2012
Revenue decreased $6.2 million, or 5.2%, to $114.4 million in the second quarter of 2013 compared to $120.7 million in the second quarter of 2012 mostly due to decreases in PET/CT, MRI and other revenues of $3.6 million, and also due to a decrease in radiation oncology revenue of $2.7 million. Of the $6.2 million decrease in revenue, $4.0 million is related to the strategic reduction of our customer base in 2012 and $2.2 million primarily relates to industry-wide weakness in outpatient healthcare volumes.
PET/CT revenue in the second quarter of 2013 decreased $1.9 million, or 4.8%, compared to the second quarter of 2012 due to our increased efforts in identifying and eliminating unprofitable customers, slightly offset by a small increase in the average price per PET/CT scan, which remained stable at $963.49 per scan in the second quarter of 2013 compared to $963.26 per scan in the second quarter of 2012. The average number of PET/CT systems in service decreased to 111.5 systems in the second quarter of 2013 from 119.1 systems in the second quarter of 2012. Total PET/CT scan volumes decreased in the second quarter of 2013 from 40,428 scans in the second quarter of 2012 to 38,152 scans in 2013. Scans per system per day remained stable at 5.6 per system per day in the second quarters of 2013 and 2012.
MRI revenue decreased $1.8 million in the second quarter of 2013, or 3.7%, compared to the second quarter of 2012. Scan-based MRI revenue decreased $2.3 million in the second quarter of 2013, or 5.1%, compared to the second quarter of 2012, to $42.6 million in the second quarter of 2013 from $44.8 million in the second quarter of 2012. The decrease in scan-based MRI revenue was primarily due to our increased efforts in identifying and eliminating unprofitable customers throughout 2012 and a decrease in the average price per MRI scan, which decreased to $352.81 per scan in the second quarter of 2013 from $359.88 per scan in the second quarter of 2012. The average number of scan-based systems in service decreased to 213.2 systems in the second quarter of 2013 from 222.7 systems in the second quarter of 2012. Average scans per system per day decreased by 1.1% to 8.48 in the second quarter of 2013 from 8.57 in the second quarter of 2012. Scan-based MRI scan volume decreased 3.1% to 120,680 scans in the second quarter of 2013 from 124,605 scans in the second quarter of 2012. Non scan-based MRI revenue decreased $0.5 million in the second quarter of 2013 over the same period in 2012. Included in the revenue totals above are fixed-site imaging center revenues, which increased $0.5 million to $30.7 million in the second quarter of 2013 from $30.2 million in the second quarter of 2012.
Radiation oncology revenue decreased $2.7 million, or 12.0%, to $19.8 million in the second quarter of 2013 compared to $22.5 million in the second quarter of 2012, primarily due to the decision to terminate or sell 8 unprofitable centers throughout 2012 and one in the first quarter of 2013. This decrease was partially offset by increased revenue related to an increase in the number of Cyberknife patients we treated.
Other modalities and other revenue increased $0.2 million, or 1.7%, to $9.5 million in the second quarter of 2013 compared to $9.4 million in the second quarter of 2012.
We operated 261 MRI systems at June 30, 2013 (including 19 through operating leases), compared to 272 MRI systems at June 30, 2012. We had 117 PET/CT systems at June 30, 2013 (including 9 through operating leases), compared to 120 PET/CT systems at June 30, 2012. We operated 130 fixed-site imaging centers (including one in an unconsolidated investee) at June 30, 2013, compared to 126 fixed-site imaging centers (including one in an unconsolidated joint venture) at June 30, 2012. We operated 28 radiation oncology centers (including one in an unconsolidated joint venture) at June 30, 2013, compared to 32 radiation oncology centers (including one unconsolidated investees) at June 30, 2012.
Cost of revenues, excluding depreciation and amortization, decreased $3.8 million, or 5.9%, to $60.1 million in the second quarter of 2013 compared to $63.9 million in the second quarter of 2012. Compensation and related employee expenses decreased $3.0 million, or 10.7%, primarily as a result of a decrease in average employee headcount. Maintenance and related costs decreased $0.9 million, or 6.2%, due to a decrease in service costs related to a decrease in the number of MRI and PET/CT systems in operation and a reduction in service contract costs incurred on each asset. Renegotiating with service contract providers and medical supply vendors is one of our cost reduction initiatives. Outside medical services decreased $0.8 million, or 14.9%, primarily due to lower radiology and radiation oncologist payments, and lower consultant fees. Medical supplies decreased $0.3 million, or 5.0%, primarily as a result of sourcing contract savings on the radiopharmaceutical that is used as a component of PET/CT scans, and less scans year over year. Site fees decreased $0.2 million, or 14.3%, primarily due to our decrease in the number of our oncology center sites. These decreases were partially offset by a $2.1 million increase in expense for equipment leases in connection with the sale and lease transaction that occurred during the fourth quarter of 2012. All other cost of revenues, excluding depreciation and amortization, decreased $0.7 million, or 7.9%. Cost of revenues, as a percentage of revenue, decreased to 52.5% in the second quarter of 2013, compared to 52.9% in the second quarter of 2012.
Selling, general and administrative expenses increased $2.2 million, or 12.0%, to $20.2 million in the second quarter of 2013 compared to $18.1 million in the second quarter of 2012. The majority of the increase in selling, general and administrative expenses was due a $1.2 million increase in non-cash stock-based compensation expense in the second quarter of 2013 compared to the second quarter of 2012 due mostly to the forfeiture of stock options and restricted stock in 2012 granted to two of our former executive officers which resulted in a reduction in stock-based compensation expense in 2012 that did not recur in 2013. Professional services increased $0.7 million, or 25.1%, resulting from an increase in consulting and recruiting costs to support the enhanced value proposition initiative. The provision for doubtful accounts decreased $0.1 million, or 19.1%. The provision for doubtful accounts as a percentage of revenue was 0.6% in each of the second quarters of 2013 and 2012. All other selling, general and administrative expenses increased $0.4 million, or 2.7%. Selling, general and administrative expenses as a percentage of revenue was 17.7% in 2013 compared to 15.0% in the second quarter of 2012.
Severance and related costs decreased $0.5 million, or 61.4%, to $0.3 million in the second quarter of 2013 compared to $0.8 million in the second quarter of 2012, due to ongoing cost savings and efficiency initiatives.
In the second quarter of 2013, we recorded an impairment to intangible assets related to our professional radiology services business as a result of our decision that the professional radiology services business does not align with the long-term strategic direction of the Imaging Division, and our intent to divest our professional radiology services business during 2013. This triggering event resulted in an impairment charge of approximately $4.9 million in the second quarter of 2013, based on the fair value of what we believe we would receive in a sale transaction for the assets related to our professional services business we intend to divest.
Depreciation expense decreased $4.4 million, or 21.1%, to $16.3 million in the second quarter of 2013 compared to $20.7 million in the second quarter of 2012 due to a decrease in our capital expenditures in part due to the decision to upgrade units we currently own as an alternative to purchasing new equipment, and a decrease in the total number of units we own and centers we operate. Depreciation expense was also decreased as a result of our sale and lease transaction that occurred in the fourth quarter of 2012.
Amortization expense decreased $1.1 million, or 27.1%, to $2.9 million in the second quarter of 2013 compared to $4.0 million in the second quarter of 2012.
Interest expense and other, net decreased $4.2 million, or 28.3%, to $10.7 million in the second quarter of 2013 compared to $14.9 million in the second quarter of 2012, primarily due to our lower average debt balances resulting from the $74.5 million in debt repayments made during the fourth quarter of 2012, and the $15.0 million repayment made in the first quarter of 2013. Interest expense was also positively impacted by the refinancing of our term loan in June 2013, whereby our interest rate decreased to LIBOR plus 3.25%, compared to LIBOR plus 5.25%, and lowered our LIBOR floor from 2% to 1%.
Income tax benefit was $7.2 million in the second quarter of 2013 compared to a $2.4 million benefit in the second quarter of 2012, resulting in effective tax rates of 35.7% and 75.2%, respectively. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based compensation, unrecognized tax benefits and other permanent differences.
Earnings from unconsolidated investees increased $0.2 million, or 21.4%, to $1.4 million in the second quarter of 2013 compared to $1.2 million in the second quarter of 2012.
Net loss attributable to noncontrolling interest increased $0.8 million, or 28.6%, to $3.5 million in the second quarter of 2013 compared to $2.7 million in the second quarter of 2012.
Net loss attributable to Alliance HealthCare Services, Inc. was $(13.0) million, or $(1.22) per share on a diluted basis, in the second quarter of 2013 compared to a net loss of $(0.8) million, or $(0.08) per share on a diluted basis, in the second quarter of 2012.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012
Revenue decreased $16.6 million, or 6.9%, to $224.8 million in the first six months of 2013 compared to $241.4 million in the first six months of 2012 mostly due to decreases in PET/CT, MRI and other revenues of $12.4 million, and also due to a decrease in radiation oncology revenue of $4.2 million. Of the $16.6 million decrease in revenue, $8.1 million is related to the strategic reduction of our customer base in 2012 and $8.5 million primarily relates to industry-wide weakness in outpatient healthcare volumes.
PET/CT revenue in the first six months of 2013 decreased $6.2 million, or 7.7%, compared to the first six months of 2012 due to our increased efforts in identifying and eliminating unprofitable customers, and a slight decrease in the average price per PET/CT scan to $963.00 per scan in the first six months of 2013 compared to $966.59 in the first six months of 2012. The average number of PET/CT systems in service decreased to 111.4 systems in the first six months of 2013 compared to 119.8 systems in the first six months of 2012. Total PET/CT scan volumes decreased in the first six months of 2013 to 75,453 scans from 82,084 scans first six months of 2012. Scans per system per day remained stable at 5.6 per system per day in the first six months of 2013 and 2012.
MRI revenue decreased $5.8 million in the first six months of 2013, or 5.8%, compared to the first six months of 2012. Scan-based MRI revenue decreased $6.2 million, or 6.8%, in the first six months of 2013 compared to the first six months of 2012, to $84.0 million. The decrease in scan-based MRI revenue was primarily due to our increased efforts in identifying and eliminating unprofitable customers throughout 2012, and a decrease in the average price per MRI scan, which decreased to $356.52 per scan in the first six months of 2013 from $359.21 per scan in the first six months of 2012. The average number of scan-based systems in service decreased to 214.5 systems in the first six months of 2013 from 225.8 systems in the first six months of 2012. Average scans per system per day decreased by 1.6% to 8.33 in the first six months of 2013 from 8.46 in the first six months of 2012. Scan-based MRI scan volume decreased 6.1% to 235,671 scans in the first six months of 2013 from 250,997 scans in the first six months of 2012. Non scan-based MRI revenue decreased $1.3 million in the first six months of

2013 over the same period in 2012. Included in the revenue totals above are fixed-site imaging center revenues, which increased $0.3 million to $60.6 million in the first six months of 2013 from $60.3 million in the first six months of 2012.
Radiation oncology revenue decreased $4.2 million, or 9.9%, to $38.2 million in the first six months of 2013 compared to $42.4 million in the first six months of 2012, primarily due to the decision to terminate or sell 8 unprofitable centers throughout 2012 and one in the first quarter of 2013. This decrease was partially offset by increased revenue related to an increase in the number of Cyberknife patients we treated.
Other modalities and other revenue decreased $0.4 million, or 2.1%, to $18.8 million in the first six months of 2013 compared to $19.2 million in the first six months of 2012, primarily due to our increased efforts in identifying and eliminating unprofitable customers.
We operated 261 MRI systems at June 30, 2013 (including 19 through operating leases), compared to 272 MRI systems at June 30, 2012. We had 117 PET/CT systems at June 30, 2013 (including 9 through operating leases), compared to 120 PET/CT systems at June 30, 2012. We operated 130 fixed-site imaging centers (including one in an unconsolidated investee) at June 30, 2013, compared to 126 fixed-site imaging centers (including one in an unconsolidated joint venture) at June 30, 2012. We operated 28 radiation oncology centers (including one in an unconsolidated joint venture) at June 30, 2013, compared to 32 radiation oncology centers (including one unconsolidated investees) at June 30, 2012.
Cost of revenues, excluding depreciation and amortization, decreased $9.3 million, or 7.1%, to $120.7 million in the first six months of 2013 compared to $130.0 million in the first six months of 2012. Compensation and related employee expenses decreased $6.5 million, or 11.2%, primarily as a result of a decrease in average employee headcount. Maintenance and related costs decreased $2.2 million, or 7.8%, due to a decrease in service costs related to a decrease in the number of MRI and PET/CT systems in operation and a reduction in service contract costs incurred on each asset. Renegotiating with service contract providers and medical supply vendors is one of our cost reduction initiatives. Outside medical services decreased $1.7 million, or 15.3%, primarily due to lower radiology and radiation oncologist payments, and lower consultant fees. Medical supplies decreased $0.7 million, or 6.3%, primarily as a result of sourcing contract savings on the radiopharmaceutical that is used as a component of PET/CT scans, and less scans year over year. Site fees decreased $0.6 million, or 16.4%, primarily due to our decrease in the number of our oncology center sites. These decreases were partially offset by a $4.1 million increase in expense for equipment leases in connection with the sale and lease transaction that occurred during the fourth quarter of 2012. All other cost of revenues, excluding depreciation and amortization, decreased $1.7 million, or 9.4%. Cost of revenues, as a percentage of revenue, decreased to 53.7% in the first six months of 2013, compared to 53.9% in the first six months of 2012.
Selling, general and administrative expenses increased $0.4 million, or 1.1%, to $39.3 million in the first six months of 2013 compared to $38.9 million in the first six months of 2012. The majority of the increase in selling, general and administrative expenses was due an a $0.7 million increase in non-cash stock-based compensation expense mostly due to the forfeiture of stock options and restricted stock in 2012 granted to two of our former executive officers which resulted in a reduction in stock-based compensation expense in 2012 that did not recur in 2013. Professional services decreased $(0.6) million, or 8.4%, resulting from a decrease in professional consulting fees incurred during 2013 verses 2012 to assist in our cost savings initiatives. The provision for doubtful accounts decreased $0.04 million, or 2.3%, primarily due to delinquent customers we discontinued servicing in 2012, for which receivables have been fully reserved. The provision for doubtful accounts as a percentage of revenue was 0.7% in the first six months of 2013 and 0.6% in 2012. All other selling, general and administrative expenses increased $0.3 million, or 0.9%. Selling, general and administrative expenses as a percentage of revenue was 17.5% in 2013 compared to 16.1% in the first six months of 2012.
Severance and related costs decreased $0.7 million, or 50.3%, to $0.6 million in the first six months of 2013 compared to $1.3 million in the first six months of 2012, due to ongoing cost savings and efficiency initiatives.
In the second quarter of 2013, we recorded an impairment to intangible assets related to our professional radiology services business as a result of our decision that the professional radiology services business does not align with the long-term strategic direction of the Imaging Division, and our intent to divest our professional radiology services business during 2013. This triggering event resulted in an impairment charge of approximately $4.9 million in the second quarter of 2013, based on the fair value of what we believe we would receive in a sale transaction for the assets related to our professional services business we intend to divest.
Depreciation expense decreased $9.3 million, or 22.1%, to $32.8 million in the first six months of 2013 compared to $42.1 million in the first six months of 2012 due to a decrease in our capital expenditures in part due to the decision to upgrade units we currently own as an alternative to purchasing new equipment, and a decrease in the total number of units we own and centers we operate. Depreciation expense was also decreased as a result of our sale and lease transaction that occurred in the fourth quarter of 2012.

Amortization expense decreased $1.3 million, or 16.3%, to $6.7 million in the first six months of 2013 compared to $8.0 million in the first six months quarter of 2012.
Interest expense and other, net decreased $6.7 million, or 23.3%, to $22.0 million in the first six months of 2013 compared to $28.7 million in the first six months of 2012, primarily due to our lower average debt balances resulting from the $74.5 million in debt repayments made during the fourth quarter of 2012, and the $15.0 million repayment made in the first quarter of 2013. Interest expense was also positively impacted by the refinancing of our term loan in June 2013, whereby our interest rate decreased to LIBOR plus 3.25%, compared to LIBOR plus 5.25%, and lowered our LIBOR floor from 2% to 1%.
Income tax benefit was $7.3 million in the first six months of 2013 compared to a $5.1 million benefit in the first six months of 2012, resulting in effective tax rates of 32.3% and 47.4%, respectively. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.
Earnings from unconsolidated investees increased $0.9 million, or 40.3%, to $3.1 million in the first six months of 2013 compared to $2.2 million in the first six months of 2012.
Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operating activities. We generated $32.5 million and $42.8 million of cash flow from operating activities in the first six months of 2013 and 2012, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging and radiation oncology services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts was stable and increased by $0.1 million in the first six months of 2013 compared to the first six months of 2012. Our number of days of revenue outstanding for our accounts receivable decreased to 49 days as of June 30, 2013, compared to 52 days as of June 30, 2012. We believe this number is comparable, or better than, other diagnostic imaging and radiation oncology providers. As of June 30, 2013, we had $45.1 million of available borrowings under our revolving line of credit, net of outstanding letters of credit.
We used cash of $4.2 million and $9.7 million for investing activities in the six months ended June 30, 2013 and 2012, respectively. Investing activities during the first six months of 2013 included $2.3 million from proceeds from sales of assets, and $3.9 million in cash provided by deposits for equipment. While we had no acquisition activity in 2013, we may use cash for acquisitions in the future. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We spend capital:

•	to purchase new systems;

•	to replace less advanced systems with new systems;

•	to upgrade MRI and PET/CT and radiation oncology systems; and

•	to upgrade our corporate infrastructure, primarily in information technology.
Capital expenditures totaled $10.4 million and $9.9 million during the six months ended June 30, 2013 and 2012, respectively. We purchased one PET/CT system, upgraded various MRI PET/CT and radiation oncology equipment, and traded-in or sold a total of eight systems during the six months ended June 30, 2013. We expect to purchase additional systems in 2013 and finance substantially all of these purchases with our available cash, cash from operating activities and equipment leases. Based upon the client demand described above, which dictates the amount and type of equipment we purchase and upgrade, we expect capital expenditures to total approximately $45 million to $55 million in 2013.
At June 30, 2013, we had cash and cash equivalents of $47.0 million. This available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we cannot assure you that access to our invested cash and cash equivalents will not be affected by adverse conditions in the financial markets.
At June 30, 2013, we had $40.8 million in our accounts with third-party financial institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be adversely affected if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next one to two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt and other contracts. As of June 30, 2013, we are in compliance with all covenants contained in our long-term debt agreements and expect that we will be in compliance with these covenants for the remainder of 2013.
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
In October 2012, we reached an agreement with our lenders for a second amendment to our Credit Agreement dated December 1, 2009, that further modified our existing financial covenants. In connection with the execution of the amendment, we raised $30.0 million from the sale of certain imaging assets, which we then leased from the purchasers under competitive terms. The $30.0 million in proceeds from the sale and lease transactions was used in its entirety to permanently reduce borrowings outstanding under the term loan facility. As a result, we incur $8.0 million of annual rent expense in connection with the sale and lease transaction, which will reduce future Consolidated Adjusted EBITDA.
On June 3, 2013, we refinanced our existing credit facility with a new senior secured credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “New Credit Agreement”). The New Credit Agreement consists of (i) a $340.0 million, six-year term loan facility, (ii) a $50.0 million, five-year revolving loan facility, including a $20.0 million sublimit for letters of credit, (iii) uncommitted incremental loan facilities of $100.0 million of revolving or term loans, plus an additional amount if our pro forma leverage ratio is less than or equal to 3.25, subject to receipt of lender commitments and satisfaction of specified conditions, and (iv) an $80.0 million delayed draw term loan facility, which must be drawn within thirty days of June 3, 2013 and was drawn on July 3, 2013.
Upon the draw of the delayed draw term loan facility, the proceeds of which was used to redeem a portion of the Company's $190.0 million 8% Senior Notes due 2016 (the “Notes”), such delayed draw term loan will convert into, and match the terms of, the new $340.0 million term loan facility. If any of the Notes remain outstanding on September 1, 2016, then the maturity date of all loans under the New Credit Agreement will be September 1, 2016.
Borrowings under the New Credit Agreement bear interest through maturity at a variable rate based upon, at our option, either the London interbank offer rate ("LIBOR") or the base rate (which is the highest of the administrative agent’s prime rate, one-half of 1.00% in excess of the overnight federal funds rate, and 1.00% in excess of the one-month LIBOR rate), plus, in each case, an applicable margin. With respect to the term loan facilities, the applicable margin for LIBOR loans is 3.25% per annum, and with respect to the revolving loan facilities, the applicable margin for LIBOR loans ranges, based on the applicable leverage ratio, from 3.00% to 3.25% per annum, in each case, with a LIBOR floor of 1.00%. The applicable margin for base rate loans under the term loan facilities is 2.25% per annum and under the revolving loan facility ranges, based on the applicable leverage ratio, from 2.00% to 2.25% per annum. Prior to the refinancing of the term loan facilities, the applicable margin for base rate loans was 4.25% per annum and the applicable margin for revolving loans was 5.25% per annum, with a LIBOR floor of 2.00%. We are required to pay a commitment fee which ranges, based on the applicable leverage ratio, from 0.375% to 0.50% per annum on the undrawn portion available under the revolving loan facility and variable per annum fees in respect of outstanding letters of credit.
During the first five and three-quarter years after the closing date, including the draw of the full amount of the delayed draw term loan facility, we will be required to make quarterly amortization payments of the term loans in the amount of $1.0 million. We are also required to make mandatory prepayments of term loans under the New Credit Agreement, subject to specified exceptions, from excess cash flow (as defined in the New Credit Agreement), and with the proceeds of asset sales, debt issuances and specified other events.
Obligations under the New Credit Agreement are guaranteed by substantially all our direct and indirect domestic subsidiaries. The obligations under the New Credit Agreement and the guarantees are secured by a lien on substantially all tangible and intangible property, and by a pledge of all of the shares of stock and limited liability company interests of our direct and indirect domestic subsidiaries, of which we now own or later acquire more than a 50% interest, subject to limited exceptions.
In addition to other covenants, the New Credit Agreement places limits on our ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, engage in mergers, acquisitions and asset sales, transact with affiliates and alter the business conducted by us and our subsidiaries.

The New Credit Agreement also contains a leverage ratio covenant requiring us to maintain a maximum ratio of consolidated total debt to consolidated adjusted EBITDA that ranges from 4.95 to 1.00 to 4.30 to 1.00. For the quarter ending June 30, 2013, the New Credit Agreement requires a maximum leverage ratio of not more than 4.95 to 1.00. The New Credit Agreement eliminated the interest coverage ratio covenant which we were subject to maintain prior to the refinancing. Failure to comply with the covenants in the New Credit Agreement could permit the lenders under the New Credit Agreement to declare all amounts borrowed under the new credit agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the New Credit Agreement.
As a result of the transaction, we immediately recognized a loss on extinguishment totaling $17.1 million resulting from the write-off of unamortized deferred financing costs and the discount related to the former term credit facility. As of June 30, 2013, there was approximately $337.9 million outstanding under the new term loan facility and no borrowings under the new revolving credit facility. As of June 30, 2013, our ratio of Consolidated Total Debt to Consolidated Adjusted EBITDA calculated pursuant to the New Credit Agreement was 3.70 to 1.00.
On July 3, 2013, the we redeemed $80.0 million in principal amount of its Notes pursuant to the terms of the indenture governing the Notes, drawing the full amount of the delayed draw term loan facility. As a result of the redemption, $1.5 million of unamortized deferred costs and associated discount were immediately expensed, as well as $3.2 million for the related call premium.
The indenture governing our outstanding Notes contains covenants limiting our and most of our subsidiaries' ability to pay dividends and make other restricted payments, incur additional indebtedness or issue disqualified stock, create liens on our assets, merge, consolidate, or sell all or substantially all of our assets, and enter into transactions with affiliates, among others. As of June 30, 2013, we were in compliance with all covenants contained in the Notes and expect to comply with these covenants during 2013. Our failure to comply with these covenants could permit the trustee under the indenture relating to the Notes and the note holders to declare the principal amounts under the Notes, together with accrued and unpaid interest, to be immediately due and payable. If the indebtedness under the Notes, or any of our other indebtedness, is accelerated, and we are not able to refinance our debt, we could become subject to bankruptcy proceedings.
We may from time to time seek to retire, redeem or repurchase our debt securities through cash purchases and/or exchanges for equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases, redemptions or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions or other factors. The amounts involved may be material.
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
In the first quarter of 2010, we entered into three interest rate cap agreements (the “2010 Caps”) to avoid unplanned volatility in the income statement due to changes in the London Interbank Offering Rate ("LIBOR") interest rate environment. The interest rate cap agreements, which mature in February 2014, have a total notional amount of $150.0 million and were designated as cash flow hedges of future cash interest payments associated with a portion of our variable rate bank debt. Under these arrangements, we have purchased a cap on LIBOR at 4.50%. We paid $1.5 million to enter into the caps, which is being amortized through interest expense over the life of the agreements. For the quarters ended June 30, 2013 and 2012, we paid no net settlement amounts on the 2010 Caps.
In the second quarter of 2011, we acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of USR. One of the USR Swaps, which matures in October 2015, had a notional amount of $2.4 million as of June 30, 2013. Under the terms of this agreement, we receive one-month LIBOR and pay a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap, which matures in April 2014, had a notional amount of $0.8 million as of June 30, 2013. Under the terms of this agreement, we receive one-month LIBOR and pay a fixed rate of 4.15%. The net effect of the hedge is to record interest expense at a fixed rate of 6.15%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%. As a result of the acquisition of USR, the USR Swaps were de-designated, hedge accounting was terminated and all further changes in the fair market value of these swaps are being recorded in interest expense and other, net. Settlement amounts under these swap agreements were not material for the six months ended June 30, 2013.
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
In the fourth quarter of 2012, we entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in December 2017, had a notional amount of $4.7 million as of June 30, 2013. Under the terms of this agreement, we receive one-month LIBOR plus 2.50% and pay a fixed rate of 3.75%. The net effect of the hedge is to convert interest expense to a fixed rate of 3.75%, as the underlying debt incurred interest based on one-month LIBOR plus 2.50%.
In the first quarter of 2013, the we entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in April 2018, had a notional amount of $4.2 million as of June 30, 2013. Under the terms of this agreement, we receive one-month LIBOR plus 2.00% and pay a fixed rate of 2.87%. The net effect of the hedge is to convert interest expense to a fixed rate of 2.87%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%.
Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third-party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. At June 30, 2013, we had cash and cash equivalents of $47.0 million, of which $40.8 million was held in accounts that are with third-party financial institutions which exceed the FDIC insurance limits. At June 30, 2012, we had cash and cash equivalents of $61.9 million, of which $0.6 million was held in accounts that are with third-party financial institutions which exceed the FDIC insurance limits.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are more limited than those we maintain with respect to our consolidated subsidiaries. These unconsolidated entities are not considered material to our consolidated financial position or results of operations.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In June 2012, Pacific Coast Cardiology (“PCC”) d/b/a Pacific Coast Imaging, Emanuel Shaoulian, MD, Inc., and Michael M. Radin, MD, Inc. filed a lawsuit in California state court against the Company and other defendants. The complaint asserts a number of claims related to the Company’s decision not to purchase PCC in 2010, and also separately seeks a determination regarding an amount the Company contends is owed to it by PCC pursuant to a previous contractual arrangement. Plaintiffs are seeking monetary and punitive damages. We intend to vigorously defend against the claims asserted in this lawsuit. We have not recorded an expense related to any potential damages in connection with this matter because any potential loss is not probable or reasonably estimable.
 On November 9, 2012, U.S. Radiosurgery, LLC (“USR”) a subsidiary of Alliance Healthcare Services, Inc. received a grand jury subpoena issued by the United States Attorney's Office for the Middle District of Tennessee seeking documents related to USR and its financial relationships with physicians and other healthcare providers. We are cooperating fully with the inquiry. We are currently unable to predict the timing or outcome of this matter, however, it is not unusual for such matters to continue for a considerable period of time. Responding to this matter will require management's attention and likely result in significant legal expense. To our knowledge, the federal government has not initiated any proceedings against us at this time.
On March 27, 2013, Alliance was served with a lawsuit filed in U.S. District Court for the Northern District of Mississippi by Superior MRI Services, Inc.  The plaintiff is an alleged successor in interest to a former local competitor, P&L Contracting, Inc.  Plaintiff alleges Alliance disregarded Mississippi CON rules and regulations by operating without obtaining the appropriate CON authority, and is seeking in excess of $1.0 million in damages as well as requesting injunctive relief.  We intend to vigorously defend against the claims asserted in this lawsuit. We have not recorded an expense related to any potential damages in connection with this matter because any potential loss is not probable or reasonably estimable.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	REMOVED AND RESERVED
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
(a) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Alliance.(3)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Alliance.(9)

3.3	Amended and Restated By-laws of Alliance.(3)

3.4	Certain Amended and Restated Provisions of the By-laws of Alliance.(8)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(3)

4.2
Indenture, including the form of Note, dated as of December 1, 2009, with respect to the 8% Senior Notes due 2016, between Alliance HealthCare Services, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.(13)

10.1*	The 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(12)

10.2*	Form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(1)

10.3*	Alliance Directors’ Deferred Compensation Plan, as amended and restated.(8)

10.4	Form of Stockholder’s Agreement.(1)

10.5*	Form of Indemnification Agreement.(2)

10.6*	Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara.(4)

10.7*	Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara.(4)

10.8*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(5)

10.9*
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Directors) under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(8)

10.10*	Form of Stock Bonus Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(5)

10.11	Governance and Standstill Agreement, dated as of March 16, 2007, among Alliance Imaging, Inc., OCM Principal Opportunities Fund IV, LP., and MTS Health Investors II, L.P.(6)

10.12*	Form of Executive Severance Agreement.(6)

10.13*	Amendment of Employment Agreement, dated as of April 16, 2007, between Howard K. Aihara and Alliance Imaging, Inc.(7)

10.14*	New form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.(10)

10.15*	Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated (For Director Awards Only).(11)

10.16*	Amendment to the Alliance Imaging, Inc. Directors’ Deferred Compensation Plan, as amended and restated.(11)

10.17*	Second Amendment of Employment Agreement, dated as of December 9, 2008, between Howard K. Aihara and Alliance Imaging, Inc.(11)

10.18*	Form of Amendment of Executive Severance Agreement.(11)

10.19
Credit Agreement, dated as of December 1, 2009, among Alliance HealthCare Services, Inc., the financial institutions listed on the signature pages thereof and Deutsche Bank Trust Company Americas, as administrative agent for the lenders.(13)

Exhibit No.	Description

10.20
Amendment No. 1, dated as of September 27, 2011, to Credit Agreement, dated as of December 1, 2009, among Alliance HealthCare Services, Inc., the financial institutions listed on the signature pages thereof and Deutsche Bank Trust Company Americas, as administrative agent for the lenders.(14)

10.21
Amendment No. 2 to Credit Agreement, effective November 6, 2012, among Alliance HealthCare Services, Inc., Deutsche Bank Trust Company Americas, as administrative agent and the lenders party thereto.(15)

10.22	Credit Agreement, dated as of June 3, 2013, among Alliance HealthCare Services, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent and the lenders party thereto.(18)(21)

10.23*	Form of Letter Agreement Evidencing Retention Bonus Arrangements with Executive Officers, dated as of January 31, 2012, with schedule of individual bonus amounts.(16)

10.24*	Schedule of 2012 Executive Officer Compensation.(16)

10.25*	Schedule of Non-Employee Director Compensation.(16)

10.26*	Offer Letter, dated as of May 31, 2012, between Larry C. Buckelew and Alliance HealthCare Services Inc.(17)

10.27*	Offer Letter, dated as of May 31, 2012, between Michael J. Shea and Alliance HealthCare Services Inc.(17)

10.28*	Form of Option Agreement for Long-Term Incentive Compensation Arrangement(18)

10.29*	Form of Long-Term Incentive Compensation Arrangement Award Letter(18)

10.30*	Offer Letter, dated as of July 29, 2013 between Percy Tomlinson and Alliance HealthCare Services Inc. (19)

10.31*	Executive Severance Agreement between Alliance HealthCare Services Inc. and Percy Tomlinson, effective as of October 1, 2013.(19)

21.1	Subsidiaries of the Registrant.(5)

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(20)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(20)

101
The following materials from Alliance’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (a) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (b) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarters and six months ended June 30, 2013 and 2012; (c) Condensed Consolidated Statements of Cash Flows for the quarters and six months ended June 30, 2013 and 2012; and (d) Notes to Condensed Consolidated Financial Statements.(20)

_________________

(1)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-4, No. 333-60682, as amended.

(2)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1, No. 333-64322, as amended.

(3)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 001-16609).

(4)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-16609).

(5)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-16609).

(6)	Incorporated by reference to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated March 16, 2007 (File No. 001-16609)

(7)	Incorporated by reference to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated April 16, 2007 (File No. 001-16609)

(8)	Incorporated by reference to exhibits filed in response to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 14, 2007 (File No. 001-16609)

(9)	Incorporated by reference to exhibits filed in response to Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated February 17, 2009 (File No. 001-16609)

(10)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16609)

(11)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-16609)

(12)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-16609).

(13)	Incorporated by reference herein to the indicated Exhibit response in Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 4, 2009 (File No. 001-16609)

(14)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-16609).

(15)	Incorporated by reference herein to the indicated Exhibit response in Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated November 6, 2012 (File No. 001-16609)

(16)	Incorporated by reference herein to the indicated Exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-16609)

(17)	Incorporated by reference to exhibits filed in response to Item G, "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-16609).

(18)	Incorporated by reference herein to the indicated Exhibit response in Item 9.01(d), “Exhibits” of the Company's Current Report on Form 8-K, dated April 19, 2013 (File No. 001-16609)

(19)	Incorporated by reference herein to the indicated Exhibit response in Item 9.01(d), “Exhibits” of the Company's Current Report on Form 8-K, dated July 29, 2013 (File No. 001-16609)

(20)	Filed herewith.

(21)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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

(23)	Portions of the exhibit have been omitted pursuant to a request for confidential treatment which has been filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE HEALTHCARE SERVICES, INC.

August 7, 2013	By:	/s/ LARRY C. BUCKELEW
Larry C. Buckelew
Chairman of the Board and Interim Chief Executive Officer (Principal Executive Officer)

August 7, 2013	By:	/s/ HOWARD K. AIHARA
Howard K. Aihara
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 7, 2013	By:	/s/ NICHOLAS A. POAN
Nicholas A. Poan
Senior Vice President, Corporate Finance and Chief Accounting Officer (Principal Accounting Officer)