Form 10-Q
period 2013-09-30
Alliance HealthCare Services, Inc
filed 2013-11-07
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 4, 2013:
Common Stock, $.01 par value, 10,638,644 shares

ALLIANCE HEALTHCARE SERVICES, INC.
FORM 10-Q
September 30, 2013

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2012	September 30, 2013
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,977	$49,069
Accounts receivable, net of allowance for doubtful accounts	62,320	63,524
Deferred income taxes	17,364	17,364
Prepaid expenses	5,078	7,139
Other receivables	3,898	2,454
Total current assets	128,637	139,550
Equipment, at cost	827,162	817,922
Less accumulated depreciation	(618,601)	(639,256)
Equipment, net	208,561	178,666
Goodwill	56,493	56,975
Other intangible assets, net	126,931	109,109
Deferred financing costs, net	16,497	10,033
Other assets	23,022	21,300
Total assets	$560,141	$515,633
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,993	$15,663
Accrued compensation and related expenses	22,481	18,334
Accrued interest payable	5,081	4,970
Other accrued liabilities	26,835	23,726
Current portion of long-term debt	13,145	15,552
Total current liabilities	83,535	78,245
Long-term debt, net of current portion	357,056	430,370
Senior notes	188,434	100,533
Other liabilities	4,314	4,950
Deferred income taxes	43,095	32,904
Total liabilities	676,434	647,002
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock	524	524
Treasury stock	(2,877)	(2,877)
Additional paid-in capital	21,507	22,945
Accumulated comprehensive loss	(716)	(290)
Accumulated deficit	(183,226)	(200,678)
Total stockholders’ deficit attributable to Alliance HealthCare Services, Inc.	(164,788)	(180,376)
Noncontrolling interest	48,495	49,007
Total stockholders’ deficit	(116,293)	(131,369)
Total liabilities and stockholders’ deficit	$560,141	$515,633

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
Revenues	$116,013	$113,375	$357,430	$338,175
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	60,541	59,701	190,561	180,434
Selling, general and administrative expenses	16,329	19,229	55,242	58,571
Transaction costs	249	7	512	87
Severance and related costs	209	660	1,510	1,306
Impairment charges	—	4,529	—	9,396
Loss on extinguishment of debt	—	5,132	—	22,201
Depreciation expense	20,568	16,965	62,706	49,803
Amortization expense	3,989	2,151	11,995	8,856
Interest expense and other, net	13,702	8,156	41,069	31,481
Other (income) and expense, net	(51)	(748)	1,311	(2,035)
Total costs and expenses	115,536	115,782	364,906	360,100
Income (loss) before income taxes, earnings from unconsolidated investees, and noncontrolling interest	477	(2,407)	(7,476)	(21,925)
Income tax expense (benefit)	409	(2,392)	(4,660)	(9,725)
Earnings from unconsolidated investees	(1,172)	(1,347)	(3,411)	(4,489)
Net income (loss)	1,240	1,332	595	(7,711)
Less: Net income attributable to noncontrolling interest	(2,483)	(3,402)	(7,461)	(9,741)
Net loss attributable to Alliance HealthCare Services, Inc.	$(1,243)	$(2,070)	$(6,866)	$(17,452)
Comprehensive income (loss), net of taxes:
Net loss attributable to Alliance HealthCare Services, Inc.	$(1,243)	$(2,070)	$(6,866)	$(17,452)
Unrealized loss on hedging transactions, net of taxes	(245)	(154)	(153)	(426)
Comprehensive loss, net of taxes:	$(1,488)	$(2,224)	$(7,019)	$(17,878)
Loss per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(0.12)	$(0.19)	$(0.65)	$(1.64)
Diluted	$(0.12)	$(0.19)	$(0.65)	$(1.64)
Weighted-average number of shares of common stock and common stock equivalents:
Basic	10,609	10,639	10,635	10,632
Diluted	10,609	10,639	10,635	10,632
See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine Months Ended
	September 30,
Operating activities:	2012	2013
Net income (loss)	$595	$(7,711)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	2,222	2,233
Share-based payment	199	1,036
Depreciation and amortization	74,701	58,659
Amortization of deferred financing costs	2,922	2,559
Accretion of discount on long-term debt	1,271	890
Adjustment of derivatives to fair value	(48)	587
Distributions more (less) than undistributed earnings from investees	31	(81)
Deferred income taxes	(4,873)	(10,370)
Loss (gain) on sale of assets	1,312	(1,582)
Loss on extinguishment of debt	—	22,201
Impairment charges	—	9,396
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	673	(3,437)
Prepaid expenses	1,509	(2,061)
Other receivables	144	1,444
Other assets	(207)	157
Accounts payable	(4,116)	(1,375)
Accrued compensation and related expenses	265	(4,147)
Accrued interest payable	3,472	(111)
Income taxes payable	10	—
Other accrued liabilities	28	(3,168)
Net cash provided by operating activities	80,110	65,119
Investing activities:
Equipment purchases	(16,540)	(19,096)
(Increase) decrease in deposits on equipment	(11,449)	675
Decrease (increase) in cash in escrow	2,368	(496)
Proceeds from sale of assets	7,626	3,083
Net cash used in investing activities	(17,995)	(15,834)
Financing activities:
Principal payments on equipment debt	(10,329)	(10,819)
Proceeds from equipment debt	1,654	4,845
Proceeds from term loan facility	—	417,900
Principal payments on term loan facility	(9,000)	(341,485)
Principal payments on senior subordinated notes	—	(88,772)
Payments of debt issuance costs	(250)	(13,035)
Payments of contingent consideration	(1,605)	—
Noncontrolling interest in subsidiaries	(7,559)	(9,229)
Proceeds from shared-based payment arrangements	—	402
Purchase of treasury stock	(44)	—
Net cash used in financing activities	(27,133)	(40,193)
Net increase in cash and cash equivalents	34,982	9,092
Cash and cash equivalents, beginning of period	44,190	39,977
Cash and cash equivalents, end of period	$79,172	$49,069

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2012	2013
Supplemental disclosure of cash flow information:
Interest paid	$32,715	$25,661
Income taxes paid, net of refunds	701	2,115
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$4,794	$5
Capital lease obligations related to the purchase of equipment	4,017	—
Comprehensive loss from hedging transactions, net of taxes	(153)	(426)
Equipment purchases in accounts payable	254	1,327
Contingent consideration for acquisitions	308	—
Noncontrolling interest disposed in connection with acquisitions (Note 2)	(1,254)	—
See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates
Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance HealthCare Services, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2012.
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
2. Transactions

Restructuring Plan
On August 4, 2011, the Company’s board of directors approved a restructuring plan that included a significant organizational restructure and a cost savings and efficiency initiative. The Company initiated this restructuring plan in the third quarter of 2011. During the nine months ended September 30, 2013, the Company recorded $5,172 related to restructuring charges, of which the Company recorded $3,549 in Selling, general and administrative expenses; $1,306 in Severance and related costs; and $317 in Cost of revenues, excluding depreciation and amortization.
Amendment No. 2 to Prior Credit Facility
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
Senior Secured Term Loan Refinancing
On June 3, 2013, the Company replaced its existing credit facility with a new senior secured credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement consists of (i) a $340,000, six-year term loan facility, (ii) a $50,000, five-year revolving loan facility, including a $20,000 sublimit for letters of credit, (iii) uncommitted incremental loan facilities of $100,000 of revolving or term loans, plus an additional amount if our pro forma leverage ratio is less than or equal to 3.25, subject to receipt of lender commitments and satisfaction of specified conditions, and (iv) an $80,000 delayed draw term loan facility, which was required

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

to be drawn within thirty days of June 3, 2013 and used for the redemption of the Company's $190,000 of 8% Senior Notes due 2016 (the “Notes”).
On July 3, 2013 the delayed draw term loan facility was utilized, of which the proceeds were used to redeem $80,000 of the Company's outstanding Notes. The delayed draw term loan facility converted into, and matched the terms of, the new $340,000 term loan facility. If any of the Notes remain outstanding on September 1, 2016, then the maturity date of all loans under the Credit Agreement will be September 1, 2016.
Borrowings under the Credit Agreement bear interest through maturity at a variable rate based upon, at the Company's option, either the London interbank offered rate ("LIBOR") or the base rate (which is the highest of the administrative agent’s prime rate, one-half of 1.00% in excess of the overnight federal funds rate, and 1.00% in excess of the one-month LIBOR rate), plus, in each case, an applicable margin. With respect to the term loan facilities, the applicable margin for LIBOR loans is 3.25% per annum, and with respect to the revolving loan facilities, the applicable margin for LIBOR loans ranges, based on the applicable leverage ratio, from 3.00% to 3.25% per annum, in each case, with a LIBOR floor of 1.00%. The applicable margin for base rate loans under the term loan facilities is 2.25% per annum and under the revolving loan facility ranges, based on the applicable leverage ratio, from 2.00% to 2.25% per annum. Prior to the refinancing of the term loan facilities, the applicable margin for base rate loans was 4.25% per annum and the applicable margin for revolving loans was 5.25% per annum, with a LIBOR floor of 2.00%. The Company is required to pay a commitment fee which ranges, based on the applicable leverage ratio, from 0.375% to 0.50% per annum on the undrawn portion available under the revolving loan facility and variable per annum fees with respect to outstanding letters of credit.
During the first five and three-quarter years after the closing date, and including the full amount of the delayed draw term loan facility, the Company will be required to make quarterly amortization payments of the term loans in the amount of $1,050. The Company is also required to make mandatory prepayments of term loans under the Credit Agreement, subject to specified exceptions, from excess cash flow (as defined in the Credit Agreement), and with the proceeds of asset sales, debt issuances and specified other events.
Obligations under the Credit Agreement are guaranteed by substantially all the Company's direct and indirect domestic subsidiaries. The obligations under the Credit Agreement and the guarantees are secured by a lien on substantially all tangible and intangible property, and by a pledge of all of the shares of stock and limited liability company interests of the Company's direct and indirect domestic subsidiaries, of which the Company now owns or later acquires more than a 50% interest, subject to limited exceptions.
In addition to other covenants, the Credit Agreement places limits on the ability of the Company and its subsidiaries to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, engage in mergers, acquisitions and asset sales, transact with affiliates and alter the business conducted by the Company and its subsidiaries.
The Credit Agreement also contains a leverage ratio covenant requiring the Company to maintain a maximum ratio of consolidated total debt to consolidated adjusted EBITDA expense that ranges from 4.95 to 1.00 to 4.30 to 1.00. For the quarter ended September 30, 2013, the Credit Agreement requires a maximum leverage ratio of not more than 4.95 to 1.00. The Credit Agreement eliminated the interest coverage ratio covenant which the Company was subject to maintain prior to the refinancing. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the Credit Agreement.
As a result of the transaction, the Company recognized a loss on extinguishment totaling $17,069 resulting from the write-off of unamortized deferred financing costs and the discount related to the former credit facility. As of September 30, 2013, there was $416,957 outstanding under the new term loan facility and no borrowings under the new revolving credit facility. As of September 30, 2013, the Company’s ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 3.70 to 1.00.
8% Senior Notes Repurchase
On July 3, 2013, as a result of the Company's $80,000 redemption in principal amount of its Notes and pursuant to the terms of the indenture governing the Notes, the Company immediately incurred $1,522 of expense related to unamortized deferred costs and associated discount, as well as $3,200 for the related call premium.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

In September 2013, the Company repurchased $8,772 in principal amount of its Notes in privately negotiated transactions. The Company immediately incurred $160 of expense related to unamortized deferred costs and associated discount, as well as $251 for the related call premium.
Incremental Term Loan
Subsequent to September 30, 2013, the Company obtained commitments from lenders with respect to a $70,000 incremental term loan under its Credit Agreement. The Company intends to use the net proceeds from the borrowings under the incremental term loan facility, together with proceeds from borrowings under its revolving credit facility and cash on hand, to redeem all of its outstanding Notes on December 4, 2013.
The $70,000 incremental term loan will be funded at 99.0% of principal amount and will mature on the same date as the existing term loan in June 2019. The incremental term loan will be converted to match all the terms of existing term loans upon funding in December. Interest on the incremental term loan will be calculated, at the Company's option, at a base rate plus a 2.25% margin or LIBOR plus a 3.25% margin, subject to a 1.00% LIBOR floor. After completing the transaction including redemption of the Notes, the Company expects to save approximately $5,000 in cash interest on an annualized basis. Closing of the incremental term loan under the Credit Agreement is subject to completion of satisfactory documentation and satisfaction of other closing conditions.
The Company expects to use revolver proceeds plus cash on hand to pay fees and expenses related to the incremental term loan and to pay the call premium related to the redemption of the Notes. The redemption will be effected on December 4, 2013 pursuant to the terms of the indenture governing the Notes.
The obligations under the incremental term loans will be guaranteed by substantially all of the Company’s direct and indirect domestic subsidiaries. The obligations under the incremental term loan and the guarantees are secured by a lien on substantially all of the Company’s tangible and intangible property, and by a pledge of all of the shares of stock and limited liability company interests of the Company’s direct and indirect domestic subsidiaries, of which the Company now owns or later acquires more than a 50% interest, subject to limited exceptions.
Under the terms of the Credit Agreement, the incurrence by the Company of incremental term loans to redeem the Notes is subject to the requirement that the ratio of total debt to last twelve months Adjusted EBITDA (as defined in the Credit Agreement) be not more than 3.25 to 1.00. The Company amended the Credit Agreement in connection with this transaction to waive compliance with this requirement.
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

Stock Option Plans and Awards
In November 1999, the Company adopted an employee stock option plan (as amended and restated, the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 2,205,000 shares have become available for grant. As of September 30, 2013, a total of 556,124 shares remained available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant, except as noted below. All options have 10-year terms. Options granted after January 1, 2008 are time options, typically vesting 25% each year, over four years. For options granted prior to January 1, 2008, initial stock option grants were comprised 50% of “time options” and 50% of “performance options.” The time options have a five-year vesting schedule, vesting 20% per year. The performance options cliff vest after eight years; however, in the event certain operating performance targets are met, up to 20% of the performance options may vest each year, accelerating the vesting period up to five years. During the year ended December 31, 2012, there were no options in which vesting was accelerated. During the quarter and nine months ended September 30, 2013, there were

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

no options in which vesting was accelerated. Prior to January 1, 2008, subsequent stock options granted under the 1999 Equity Plan to employees were always time options which vest 5% in the first year, 20% in the second year and 25% in years three through five.
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

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	772,496	$18.57
Granted	48,350	12.53
Exercised	(24,500)	16.38
Canceled	(53,330)	33.37
Outstanding at September 30, 2013	743,016	$17.19	6.98	$10,355
Vested and expected to vest in the future at September 30, 2013	716,586	$17.28	6.97	$9,967
Exercisable at September 30, 2013	447,405	$22.98	5.97	$4,605
The weighted average grant date fair value of options granted during the nine months ended September 30, 2012 and 2013 was $3.15 per share and $7.42 per share, respectively. Total stock options exercised was 24,500 during the nine months ended September 30, 2013. There were no options exercised during the nine months ended September 30, 2012.
The following table summarizes the Company’s unvested stock option activity:

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2012	430,915	$4.90
Granted	48,350	7.42
Vested	(182,653)	5.70
Canceled	(1,001)	3.53
Unvested at September 30, 2013	295,611	$4.80
At September 30, 2013, the total unrecognized fair value share-based payment related to unvested stock options granted to both employees and non-employees was $865, which is expected to be recognized over a remaining weighted-average period of 1.65 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the consolidated statements of operations and comprehensive income (loss). The total fair value of shares vested during the nine months ended September 30, 2012 and 2013 was $1,393 and $1,040, respectively.
Restricted Stock Awards
The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2011, the Company granted 57,887 awards to certain employees of the Company. Of the awards granted in 2011, 4,887 cliff vest after one year provided that the employee remains continuously employed through the issuance date, 52,000 cliff vest after three years provided that the employee remains continuously employed through the issuance date and 1,000 cliff vest after one year provided that the employee meets certain performance criteria and remains continuously employed through the issuance date. During 2012, 57,544 shares of restricted stock were granted to employees and non-employee directors. Of the 57,544 shares granted in 2012, 38,075 were granted to employees, which either cliff vest after one year, or vest annually in 33.3% increments over three years. Non-employee directors were granted 19,469 shares of restricted stock for their services in 2012. The Company grants restricted stock awards to non-employee directors of the Company who are unaffiliated with Oaktree Capital Management, LLC (“Oaktree”) and MTS Health Investors, LLC (“MTS”) (“unaffiliated directors”). These awards to unaffiliated directors cliff vest after one year based on the unaffiliated directors’ continued service with the Company through that date. During 2011, the Company granted 44,310 restricted stock awards to unaffiliated directors. There have been no grants of restricted stock awards made to independent directors in 2013. For the nine months ended September 30, 2012 and 2013, the Company recorded share-based payment related to restricted stock awards of $(707) and $390, respectively. The expense reversal in 2012 was due to the forfeiture of 65,000 unvested shares granted in 2010 to the Company's now-former Chief Executive Officer. Total historical expense recorded through March 31, 2012 in connection with this grant was $1,376, which all reversed during the quarter ended June 30, 2012. The weighted-average grant-date fair value of restricted stock awards granted during the nine months ended September 30, 2012 was $5.00 per share. The weighted-average grant-date fair value of restricted stock awards granted during the nine months ended September 30, 2013 was $3.67 per share.
The following table summarizes the Company’s unvested restricted stock activity:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2012	104,544	$4.65
Granted	11,999	3.67
Vested	(21,107)	8.00
Canceled	(2,000)	20.70
Unvested at September 30, 2013	93,436	$3.42

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

At September 30, 2013, the total unrecognized fair value share-based payment related to restricted stock awards granted to employees was $229, which is expected to be recognized over a remaining weighted-average period of 0.91 years. At September 30, 2013, the total unrecognized fair value share-based payment related to the restricted stock awards granted to unaffiliated directors was $40, which is expected to be recognized over a remaining weighted-average period of 0.25 years. The unaffiliated directors will each receive a restricted stock award on December 31, 2013 and each December 31 thereafter (the “Grant Date”) of the number of shares of common stock having a value equal to $40, rounded down to the nearest whole share, and calculated using the average share price of the Company’s stock over the 15-day period preceding the Grant Date. Such restricted stock awards will fully vest one year after the Grant Date based on the continued service of the non-employee director through the vesting date. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations and comprehensive income (loss).
4. Recent Accounting Pronouncements
Offsetting Assets and Liabilities In January 2013, the FASB issued Accounting Standards Update ("ASU") number 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” amending ASU number 2011-11, “Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 affects entities that have derivatives accounted for in accordance with Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset, or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in ASU 2011-11. The adoption of ASU 2013-01 did not affect the Company's results of operations, cash flows, or financial position.
Derivatives and Hedging In July 2013, the FASB issued ASU number 2013-10, “Derivatives and Hedging (Topic 815) — Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU 2013-10 permits the use of the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes. The ASU also removes the restriction on using different benchmark rates for similar hedges. ASU No. 2013-10 is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company is assessing the impact that the adoption of ASU 2013-10 may have on its financial reporting for future periods.
Income Taxes In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") number 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists - a consensus of the FASB Emerging Issues Task Force. ASU 2013-11 generally requires, with some exceptions, an entity to present its unrecognized tax benefits as it relates to its net operating loss carryforwards, similar tax losses, or tax credit carryforwards, as a reduction of deferred tax assets when settlement in this regard is available under the tax law of the applicable taxing jurisdiction as of the balance sheet reporting date. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company is assessing the impact that the adoption of ASU 2013-11 may have on its financial reporting for future periods.
5. Fair Value of Financial Instruments
The Company used the following methods and assumptions in estimating fair value disclosure for financial instruments:
Cash and cash equivalents The carrying amounts reported in the balance sheets approximate fair value due to the short-term maturity or variable rates of these instruments.
Debt The fair value of the Company’s fixed-rate debt was based on open bid/ask quotations of those notes at December 31, 2012 and September 30, 2013. The carrying amount of variable-rate borrowings at September 30, 2013 approximates fair value estimated based on current market rates and credit spreads for similar debt instruments.
Derivative instruments Fair value was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2012		September 30, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$39,977	$39,977	$49,069	$49,069
Fixed-rate debt	188,434	174,800	100,533	103,506
Variable-rate debt	335,261	335,261	416,957	416,957
Derivative instruments - asset position	—	—	—	—
Derivative instruments - liability position	219	219	135	135
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

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 820 pricing levels as of September 30, 2013:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$49,069	$49,069	$—	$—
Interest rate contracts - liability position	135	—	135	—
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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

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
6. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill are as follows:

Balance at January 1, 2012	$56,493
Goodwill acquired during the period	—
Impairment charges	—
Adjustments to goodwill during the period	—
Balance at December 31, 2012	56,493
Goodwill acquired during the period	—
Impairment charges	—
Adjustments to goodwill during the period	482
Balance at September 30, 2013	$56,975
Gross goodwill	$231,219
Accumulated impairment charges	(174,244)
Balance at September 30, 2013	$56,975

Intangible assets consisted of the following:

	December 31, 2012			September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$152,629	$(68,380)	$84,249	$148,992	$(75,731)	$73,261
Other	25,743	(16,488)	9,255	20,415	(17,994)	2,421
Total amortizing intangible assets	$178,372	$(84,868)	$93,504	$169,407	$(93,725)	$75,682
Intangible assets not subject to amortization			33,427			33,427
Total other intangible assets			$126,931			$109,109
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
In the third quarter of 2013, the Company recorded an impairment charge of $4,529 related to the closure of an imaging site location in August 2013, which was originally purchased in a group of assets acquired in 2007. Upon acquisition, the Company recorded both tangible and intangible assets including physician referral networks, non-compete agreements, certificates of need and goodwill. In late 2012, the term of a non-compete agreement ended causing a decline in revenue, ultimately resulting in the imaging site closure. Based on this triggering event, the Company deemed it appropriate to perform a

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

valuation analysis of the remaining intangible assets related to the original acquisition. The Company applied the excess earnings method under the income approach to value the physician referral networks, and applied the beneficial earnings method under the income approach, and the guideline transaction method under the market approach to value the certificates of need. The Company categorized this fair value determination as Level 3 (unobservable) in the fair value hierarchy, as described in Note 5.
Additionally, the Company intends to perform an annual impairment test in the fourth quarter for goodwill and indefinite life intangible assets based on financial information as of September 30. The fair value of the reporting unit is determined by an income approach and a market capitalization approach. Significant management judgment is required in the forecasts of future operating results that are used in the income approach. The estimates that the Company has used are consistent with the plans and estimates that it uses to manage its business. The Company bases its fair value estimates on forecasted revenue and operating costs which include a number of factors including, but not limited to, securing new customers, retention of existing customers, growth in imaging and radiation oncology revenues and the impact of continued cost savings initiatives. However, it is possible that plans and estimates may change. No additional triggering events occurred during the first nine months of 2013 which required impairment testing based on financial information as of September 30, 2013. The Company intends to perform its annual testing for impairment of Goodwill and other intangibles assets during the fourth quarter of 2013, as described above.
The Company uses the estimated useful life to amortize customer contracts, which is a weighted-average of 15 years. Other intangible assets subject to amortization are estimated to have a weighted-average useful life of six years. Amortization expense for intangible assets subject to amortization was $3,989 and $2,151 for the quarters ended September 30, 2012 and 2013, respectively, and a $11,995 and $8,856 for the nine months ended September 30, 2012 and 2013, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.
Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2013	$10,768
2014	8,628
2015	7,888
2016	6,886
2017	6,354
2018	5,928
7. Other Accrued Liabilities
Other accrued liabilities consisted of the following:

	December 31, 2012	September 30, 2013
Accrued systems rental and maintenance costs	$2,768	$2,257
Accrued site rental fees	1,202	1,328
Accrued property and sales taxes payable	11,561	10,856
Accrued self-insurance expense	1,299	1,311
Deferred gain on sale of equipment	1,293	321
Accrued payments for equipment	—	1,192
Other accrued expenses	8,712	6,461
Total	$26,835	$23,726
8. Long-Term Debt and Senior Subordinated Credit Facility
Long-term debt consisted of the following:

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

	December 31, 2012	September 30, 2013
Term loan facility	$340,435	$418,950
Discount on term loan facility	(5,174)	(1,993)
Senior notes	190,000	101,228
Discount on senior notes	(1,565)	(695)
Equipment debt	34,939	28,965
Long-term debt, including current portion	558,635	546,455
Less current portion	13,145	15,552
Long-term debt	$545,490	$530,903
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
Cash Flow Hedges
Interest Rate Cash Flow Hedges
The Company has entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the nine months ended September 30, 2012 and 2013, the Company had interest rate swap and cap agreements to hedge approximately $154,896 and $163,346 of its variable rate bank debt, respectively, or 24.4% and 29.9% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $0.5 million from accumulated comprehensive loss to interest expense and other, net.
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

In the second quarter of 2011, the Company acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of US Radiosurgery, LLC ("USR"). One of the USR Swaps, which matures in October 2015, had a notional amount of $2,179 as of September 30, 2013. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap, which matures in April 2014, had a notional amount of $616 as of September 30, 2013. Under the terms of this agreement, the Company receives one-month LIBOR and

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

pays a fixed rate of 4.15%. The net effect of the hedge is to record interest expense at a fixed rate of 6.15%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%. As a result of the acquisition of USR, the USR Swaps were de-designated, hedge accounting was terminated and all further changes in the fair market value of these swaps are being recorded in interest expense and other, net.

In the fourth quarter of 2012, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in December 2017, had a notional amount of $4,477 as of September 30, 2013. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.50% and pays a fixed rate of 3.75%. The net effect of the hedge is to convert interest expense to a fixed rate of 3.75%, as the underlying debt incurred interest based on one-month LIBOR plus 2.50%.
In the first quarter of 2013, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in April 2018, had a notional amount of $4,029 as of September 30, 2013. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.00% and pays a fixed rate of 2.873%. The net effect of the hedge is to convert interest expense to a fixed rate of 2.873%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%.

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

The Effect of Non-Designated Derivative Instruments on the Statement of Operations

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

For the Three Months Ended September 30, 2012

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(11)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations
For the Nine Months Ended September 30, 2012

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(39)

The Effect of Designated Derivative Instruments on the Statement of Operations
For the Three Months Ended September 30, 2013

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(4)	Interest expense and other, net	$(267)	Interest expense and other, net	$(7)

The Effect of Designated Derivative Instruments on the Statement of Operations
For the Nine Months Ended September 30, 2013

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$25	Interest expense and other, net	$(678)	Interest expense and other, net	$(7)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations
For the Three Months Ended September 30, 2013

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(3)

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations
For the Nine Months Ended September 30, 2013

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(6)

10. Income Taxes
For the quarter and nine months ended September 30, 2012, the Company recorded an income tax (expense) benefit of $(409) and $4,660, or (49.0)% and 40.4%, respectively, as a result of the Company’s effective tax rate applied to pretax loss. For the quarter and nine months ended September 30, 2013, the Company recorded an income tax benefit of $2,392 and $9,725, or 53.6% and 35.8%, respectively, as a result of the Company’s effective tax rate applied to pretax loss. The Company’s effective tax rates for the quarter and nine months ended September 30, 2013 differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.
As of September 30, 2013, the Company has provided a liability for $406 of unrecognized tax benefits related to various federal and state income tax matters. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $320.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2013, the Company had approximately $31 in accrued interest and penalties related to unrecognized tax benefits.
The Company is subject to United States federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2010 through 2012. The Company’s and its subsidiaries’ state income tax returns are open to audit under the applicable statutes of limitations for the years ended December 31, 2008 through 2012. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

The following table sets forth the computation of basic and diluted loss per share (amounts in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Numerator:
Net loss attributable to Alliance HealthCare Services, Inc.	$(1,243)	$(2,070)	$(6,866)	$(17,452)
Denominator:
Weighted-average shares-basic	10,609	10,639	10,635	10,632
Effect of dilutive securities:
Employee stock options	—	—	—	—
Weighted-average shares-diluted	10,609	10,639	10,635	10,632
Loss per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(0.12)	$(0.19)	$(0.65)	$(1.64)
Diluted	$(0.12)	$(0.19)	$(0.65)	$(1.64)
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	670	201,405	810	155,398
Average exercise price per share that exceeds average market price of common stock	$28.25	$38.34	$27.60	$35.32
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
Historically, payments made related to these indemnifications have been immaterial. At September 30, 2013, the Company has determined that no liability is necessary related to these guarantees and indemnities.
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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2013
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
In June 2012, Pacific Coast Cardiology (“PCC”) d/b/a Pacific Coast Imaging, Emanuel Shaoulian, MD, Inc., and Michael M. Radin, MD, Inc. filed a lawsuit in California state court against the Company and other defendants. The complaint asserts a number of claims related to the Company’s decision not to purchase PCC in 2010, and also separately seeks a determination regarding an amount the Company contends is owed to it by PCC pursuant to a previous contractual arrangement. Plaintiffs are seeking monetary and punitive damages. The Company intends to vigorously defend against the claims asserted in this lawsuit. The Company has not recorded an expense related to any potential damages in connection with this matter because any potential loss is not probable or reasonably estimable at this time.
On November 9, 2012, USR, a subsidiary of the Company, received a grand jury subpoena issued by the United States Attorney's Office for the Middle District of Tennessee seeking documents related to USR and its financial relationships with physicians and other healthcare providers. The Company and USR are cooperating fully with the inquiry. The Company is currently unable to predict the timing or outcome of this matter, however, it is not unusual for such matters to continue for a considerable period of time. Responding to this matter will require management's attention and likely result in significant legal expense. To our knowledge, the federal government has not initiated any proceedings against us at this time.
On March 27, 2013, the Company was served with a lawsuit filed in U.S. District Court for the Northern District of Mississippi by Superior MRI Services, Inc.  The plaintiff is an alleged successor in interest to a former local competitor, P&L Contracting, Inc.  Plaintiff alleges the Company disregarded Mississippi Certificate of Need ("CON") rules and regulations by operating without obtaining the appropriate authority, and is seeking in excess of $1,000 in damages as well as requesting injunctive relief.  The Company intends to vigorously defend against the claims asserted in this lawsuit. The Company has not recorded an expense related to any potential damages in connection with this matter because any potential loss is not probable or reasonably estimable at this time.
On June 14, 2013, Alliance Oncology, LLC, a subsidiary of the Company, filed a complaint against Harvard Vanguard Medical Associates, Inc. (“HVMA”) in the United States District Court for the District of Massachusetts, including several claims seeking damages resulting from HVMA’s early termination of a long-term services agreement between the two companies.   HVMA filed an answer to  Alliance Oncology’s complaint on August 27, 2013.  Without specifying its alleged damages, HVMA also asserted several counterclaims in its answer.  The Company filed its answer to HVMA’s counterclaims on October 4, 2013, and intends to vigorously defend against the claims asserted. The Company has not recorded an expense related to any potential damages in connection with this matter because any potential loss is not probable or reasonably estimable at this time.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations or financial position.
13. Related-Party Transactions
On April 16, 2007, Oaktree and MTS purchased 4,900,301 shares of the Company’s common stock. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. At September 30, 2013, Oaktree and MTS owned in the aggregate approximately 51.2% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.
Revenues from management agreements with unconsolidated equity investees were $2,304 and $2,756 during the quarters ended September 30, 2012 and 2013, respectively. Revenues from management agreements with unconsolidated equity investees were $6,753 and $7,276 during the nine months ended September 30, 2012 and 2013, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which are included in the management agreement revenue, who reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as cost of revenues and the reimbursement as revenues in its condensed consolidated statements of operations and comprehensive income (loss). For the quarters ended September 30, 2012 and 2013, the amounts of the revenues and expenses were $1,875 and $2,291, respectively. For the nine months ended September 30, 2012 and 2013, the amounts of the revenues and expenses were $5,512 and $5,914, respectively.
On June 3, 2013, the Company replaced its existing credit facility with a new senior secured credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “ redit Agreement”). Of the other lenders, Oaktree funded approximately $40,476 of the $340,000 six-year term loan facility. In addition, as of July 3, 2013, Oaktree funded approximately $9,524 of the $80,000 delayed draw.
Subsequent to September 30, 2013, the Company obtained commitments from its current lenders with respect to a $70,000 incremental term loan under its Credit Agreement. The Company intends to use the full amount to redeem [a portion of] its outstanding Notes in December 2013. Oaktree has committed to fund $10,000 of the$70,000 incremental term loan.
14. Investments in Unconsolidated Investees
The Company has direct ownership in four unconsolidated investees at September 30, 2013. The Company owns between 15% and 50% of these investees, and provides management services under agreements with three of these investees, expiring at various dates through 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

Set forth below are certain financial data for Alliance-HNI, LLC and Subsidiaries, one of the Company’s unconsolidated investees:

	December 31, 2012	September 30, 2013
Balance Sheet Data:
Current assets	$5,246	$4,805
Noncurrent assets	10,142	10,554
Current liabilities	3,026	3,985
Noncurrent liabilities	2,669	1,737

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Operating Results:
Revenues	$4,632	$4,344	$13,210	$13,424
Expenses	2,747	2,306	7,746	6,624
Net income	1,885	2,038	5,464	6,800
Earnings from unconsolidated investee	943	1,023	2,734	3,595

Set forth below are certain financial data for Austin Cyberknife, LLC, one of the Company’s unconsolidated investees:

	December 31, 2012	September 30, 2013
Balance Sheet Data:
Current assets	$2,150	$2,670
Noncurrent assets	1,819	1,399
Current liabilities	732	637
Noncurrent liabilities	1,067	743

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Operating Results:
Revenues	$1,789	$2,563	$5,260	$6,809
Expenses	674	686	2,056	2,190
Net income	1,115	1,877	3,204	4,619
Earnings from unconsolidated investee	166	282	479	693
Set forth below are certain financial data for the aggregate of the Company’s unconsolidated investees, including Alliance-HNI, LLC and Subsidiaries and Austin Cyberknife, LLC:

	December 31, 2012	September 30, 2013
Balance Sheet Data:
Current assets	$7,843	$7,876
Noncurrent assets	12,092	12,028
Current liabilities	3,828	4,684
Noncurrent liabilities	3,736	2,484

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Combined Operating Results:
Revenues	$7,567	$7,228	$22,025	$21,239
Expenses	4,653	3,194	13,645	9,388
Net income	2,914	4,034	8,380	11,851
Earnings from unconsolidated investees	1,172	1,347	3,411	4,489

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

15. Stockholders’ Deficit
The following table summarizes consolidated stockholders’ deficit, including noncontrolling interest.

					Additional	Accumulated		Stockholders’ Equity (Deficit) Attributable to		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Alliance HealthCare	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Services, Inc.	Interest	Deficit
Balance at January 1, 2013	10,615,072	$524	(140,028)	$(2,877)	$21,507	$(716)	$(183,226)	$(164,788)	$48,495	$(116,293)
Exercise of stock options	24,500	—	—	—	402	—	—	402	—	402
Issuance of restricted stock	11,999	—	—	—	—	—	—	—	—	—
Share-based payment	—	—	—	—	1,036	—	—	1,036	—	1,036
Unrealized gain on hedging transaction, net of tax	—	—	—	—	—	426	—	426	—	426
Net contributions (distributions)	—	—	—	—	—	—	—	—	(9,229)	(9,229)
Net (loss) income	—	—	—	—	—	—	(17,452)	(17,452)	9,741	(7,711)
Balance at September 30, 2013	10,651,571	$524	(140,028)	$(2,877)	$22,945	$(290)	$(200,678)	$(180,376)	$49,007	$(131,369)

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2013
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
The following table summarizes the Company’s revenue by segment:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenue
Imaging	$96,019	$93,658	$295,017	$280,244
Radiation Oncology	19,994	19,717	62,413	57,931
Total	$116,013	$113,375	$357,430	$338,175
The following are components of revenue:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenue
MRI revenue	$49,113	$46,938	$148,347	$140,378
PET/CT revenue	37,668	36,089	118,254	110,495
Radiation Oncology revenue	19,994	19,717	62,413	57,931
Other modalities and other revenue	9,238	10,631	28,416	29,371
Total	$116,013	$113,375	$357,430	$338,175

Segment income represents net income (loss) before income taxes; interest expense and other, net; amortization expense; depreciation expense; share-based payment; severance and related costs; noncontrolling interest in subsidiaries; restructuring charges; transaction costs; impairment charges, loss on extinguishment of debt, other non recurring charges, and non-cash charges. Segment income is the most frequently used measure of each segment’s performance by the CODM and is commonly used in setting performance goals. The following table summarizes the Company’s segment income:

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Segment income
Imaging	$38,581	$39,251	$114,614	$112,725
Radiation Oncology	9,198	8,871	26,705	25,678
Corporate / Other	(6,110)	(9,566)	(22,484)	(26,101)
Total	$41,669	$38,556	$118,835	$112,302
The reconciliation of Net loss to total segment income is shown below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Net loss attributable to Alliance HealthCare Services, Inc.	$(1,243)	$(2,070)	$(6,866)	$(17,452)
Income tax (benefit) expense	409	(2,392)	(4,660)	(9,725)
Interest expense and other, net	13,702	8,156	41,069	31,481
Amortization expense	3,989	2,151	11,995	8,856
Depreciation expense	20,568	16,965	62,706	49,803
Share-based payment (included in selling, general and administrative expenses)	157	301	193	1,036
Noncontrolling interest in subsidiaries	2,483	3,402	7,461	9,741
Restructuring charges (Note 2)	1,020	1,809	4,015	5,172
Transaction costs	(58)	7	321	87
Impairment charges	—	4,529	—	9,396
Loss on extinguishment of debt	—	5,132	—	22,201
Other non-recurring charges (included in selling, general and administrative expenses	—	514	—	1,464
Other non-cash charges (included in other income and expense, net)	642	52	2,601	242
Total segment income	$41,669	$38,556	$118,835	$112,302
Net income for the Imaging and Radiation Oncology segments does not include charges for interest expense, net of interest income, income taxes or certain selling, general and administrative expenses. These costs are charged against the Corporate / Other segment. The following table summarizes the Company’s net income (loss) by segment:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Net (loss) income
Imaging	$16,547	$18,612	$47,735	$56,358
Radiation Oncology	1,881	2,499	7,162	6,530
Corporate / Other	(19,671)	(23,181)	(61,763)	(80,340)
Total	$(1,243)	$(2,070)	$(6,866)	$(17,452)

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

The following table summarizes the Company’s identifiable assets by segment:

	As of December 31, 2012	As of September 30, 2013
Identifiable assets
Imaging	$282,906	$224,971
Radiation Oncology	176,353	174,109
Corporate / Other	100,882	116,553
Total	$560,141	$515,633

The following table summarizes the Company’s goodwill by segment:

	Imaging	Radiation Oncology	Corporate / Other	Total
Balance at January 1, 2012	$41,684	$14,809	$—	$56,493
Goodwill acquired during the period	—	—	—	—
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	—	—	—	—
Balance at December 31, 2012	$41,684	$14,809	$—	$56,493
Goodwill acquired during the period	—	—	—	—
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	482	—	—	482
Balance at September 30, 2013	$42,166	$14,809	$—	$56,975

Gross goodwill	$196,508	$34,711	$—	$231,219
Accumulated impairment charges	(154,342)	(19,902)	—	(174,244)
Balance at September 30, 2013	$42,166	$14,809	$—	$56,975
Capital expenditures for the Imaging, Radiation Oncology and Corporate segments were $8,032, $91, and $616, respectively, for the quarter ended September 30, 2013. Capital expenditures in the Imaging, Radiation Oncology and Corporate segments were $6,613, $0 and $0, respectively, for the quarter ended September 30, 2012. Capital expenditures for the Imaging, Radiation Oncology and Corporate segments were $13,513, $762, and $4,821, respectively, for the nine months ended September 30, 2013. Capital expenditures in the Imaging, Radiation Oncology and Corporate segments were $13,917, $2,623 and $0, respectively, for the nine months ended September 30, 2012.

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
MRI, PET/CT and radiation oncology services generated 42%, 33% and 17% of our revenue, respectively, for the nine months ended September 30, 2013 and 42%, 33% and 17% of our revenue, respectively, for the nine months ended September 30, 2012. Our remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (“CT”), professional radiology services, and management contract revenue. We operated 485 diagnostic imaging and radiation oncology systems, including 259 MRI systems (of which 19 are operating leases) and 115 positron emission tomography (“PET”) or PET/CT systems (of which 9 are operating leases) and served over 1,000 clients in 44 states at September 30, 2013. We operated 127 fixed-site imaging centers (one in an unconsolidated joint venture), which constitute systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups’ offices, parked mobile systems, and free-standing fixed-site imaging centers, which include systems installed in medical office buildings, ambulatory surgical centers, or other retail space at September 30, 2013. Of the 127 fixed-site imaging centers (including one unconsolidated joint venture), 95 were MRI fixed-site imaging centers, 21 were PET or PET/CT fixed-site imaging centers, eleven were other modality fixed-site imaging centers. We also operated 28 radiation oncology centers and stereotactic radiosurgery facilities (including one radiation oncology center as an unconsolidated joint venture) at September 30, 2013.
We generated approximately 82% and 80% of our revenues for the nine months ended September 30, 2013 and 2012, respectively, by providing services to hospitals and other healthcare providers; we refer to those revenues as wholesale revenues. We typically generate our wholesale revenues from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients’ receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases its own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Competitive pressures also affect our pricing.
We generated approximately 18% and 20% of our revenues for the nine months ended September 30, 2013 and 2012, respectively, by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities; we refer to these revenues as retail revenues. We generate our revenue from these sites from direct billings to patients or their third-party payors, including Medicare, and we record this revenue net of contractual discounts and other arrangements for providing services at discounted prices. We typically receive a higher price per scan under retail billing than we do under wholesale billing.

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
In addition to annual updates to the Medicare Physician Fee Schedule, as indicated above, CMS also publishes regulatory changes to the hospital outpatient prospective payment system (“HOPPS”) on an annual basis. These payments are bundled amounts received by our hospital clients for hospital outpatient services related to PET scans, PET/CT scans and SRS treatments. Recent adjustments to the HOPPS payments for these procedures have not had a material adverse effect on our revenue and earnings in 2011, 2012 or the first nine months of 2013.
Beginning on April 1, 2013, the ATRA required CMS to equalize the HOPPS payment associated with Cobalt 60-based SRS treatments to the payment amount for the less-expensive, linac-based SRS treatment. In the technical corrections to the proposed HOPPS rule for 2014, CMS proposed to equalize payments for the treatments by establishing a single new payment level derived from CMS claims data for both treatments, which, if finalized, would result in a payment increase for linac-based treatments and a payment decrease for Cobalt 60-based treatments beginning January 1, 2014. In addition, CMS proposed to utilize newly-available data to revise its estimate of hospitals' costs of providing CT and MRI services, which are used to calculate Medicare payments to hospitals for these services. The use of such data, if finalized, will result in payment reductions for CT and MRI procedures performed in the outpatient departments of our hospital clients. At this time, we do not believe that these changes will have a material adverse effect on our future revenues; however, we cannot predict the effect of future rate reductions on our future revenues or business.
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

Results of Operations
The following table shows our consolidated statements of operations as a percentage of revenues for each of the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	52.2	52.7	53.4	53.4
Selling, general and administrative expenses	14.1	17.0	15.5	17.3
Transaction costs	0.2	—	0.1	—
Severance and related costs	0.2	0.6	0.4	0.4
Impairment charges	—	4.0	—	2.8
Loss on extinguishment of debt	—	4.5	—	6.6
Depreciation expense	17.7	15.0	17.5	14.7
Amortization expense	3.4	1.9	3.4	2.6
Interest expense and other, net	11.8	7.2	11.5	9.3
Other (income) and expense, net	—	(0.7)	0.4	(0.6)
Total costs and expenses	99.6	102.2	102.2	106.5
Income (loss) before income taxes, earnings from unconsolidated investees and noncontrolling interest	0.4	(2.2)	(2.2)	(6.5)
Income tax expense (benefit)	0.4	(2.1)	(1.3)	(2.9)
Earnings from unconsolidated investees	(1.0)	(1.2)	(1.0)	(1.3)
Net income (loss)	1.0	1.1	0.1	(2.3)
Less: Net income attributable to noncontrolling interest, net of tax	(2.1)	(3.0)	(2.1)	(2.9)
Net loss attributable to Alliance HealthCare Services, Inc.	(1.1)%	(1.9)%	(2.0)%	(5.2)%
The table below provides MRI statistical information for the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
MRI statistics
Average number of total systems	263.2	255.0	267.1	256.0
Average number of scan-based systems	219.2	213.4	223.6	214.1
Scans per system per day (scan-based systems)	8.61	8.49	8.51	8.38
Total number of scan-based MRI scans	123,808	120,185	374,805	355,856
Price per scan	$360.06	$349.29	$359.49	$354.08

The table below provides PET and PET/CT statistical information for each of the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
PET and PET/CT statistics
Average number of systems	114.2	112.8	117.9	111.9
Scans per system per day	5.64	5.58	5.63	5.61
Total number of PET and PET/CT scans	38,611	37,244	120,694	112,696
Price per scan	$954.29	$943.88	$962.65	$956.69

The table below provides Radiation oncology statistical information for each of the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Radiation oncology statistics
Number of radiation oncology centers*	30	28	30	28
Linac treatments	20,349	17,194	65,695	47,329
Cyberknife patients	572	662	1,783	2,018
*Number of radiation oncology centers operated as of September 30, 2012 and 2013 included one unconsolidated joint venture.
Following are the components of revenue (in millions) for each of the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Total MRI revenue	$49.1	$47.0	$148.3	$140.4
PET/CT revenue	37.7	36.1	118.3	110.5
Radiation oncology revenue	20.0	19.7	62.4	57.9
Other modalities and other revenue	9.2	10.6	28.4	29.4
Total	$116.0	$113.4	$357.4	$338.2

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Total fixed-site imaging center revenue (in millions)	$30.3	$28.6	$90.4	$88.4

Quarter Ended September 30, 2013 Compared to Quarter Ended September 30, 2012
Revenue decreased $2.6 million, or 2.3%, to $113.4 million in the third quarter of 2013 compared to $116.0 million in the third quarter of 2012 mostly due to decreases in MRI and PET/CT of $3.8 million, and also due to a decrease in radiation oncology revenue of $0.3 million, partially offset by an increase of $1.4 million in other revenue. Of the $2.6 million decrease in revenue, $2.2 million is related to the strategic reduction of our customer base in 2012 and $0.4 million primarily relates to industry-wide weakness in outpatient healthcare volumes.
MRI revenue decreased $2.2 million in the third quarter of 2013, or 4.4%, compared to the third quarter of 2012. Scan-based MRI revenue decreased $2.6 million in the third quarter of 2013, or 5.8%, compared to the third quarter of 2012, to $42.0 million in the third quarter of 2013 from $44.6 million in the third quarter of 2012. The decrease in scan-based MRI revenue was primarily due to our increased efforts in identifying and eliminating unprofitable customers throughout 2012 and a decrease in the average price per MRI scan, which decreased to $349.29 per scan in the third quarter of 2013 from $360.06 per scan in the third quarter of 2012. The average number of scan-based systems in service decreased to 213.4 systems in the third quarter of 2013 from 219.2 systems in the third quarter of 2012. Average scans per system per day decreased by 1.4% to 8.49 in the third quarter of 2013 from 8.61 in the third quarter of 2012. Scan-based MRI scan volume decreased 2.9% to 120,185 scans in the third quarter of 2013 from 123,808 scans in the third quarter of 2012. Non scan-based MRI revenue increased $0.4 million in the third quarter of 2013 over the same period in 2012. Included in the revenue totals above are fixed-site imaging center revenues, which decreased $1.7 million to $28.6 million in the third quarter of 2013 from $30.3 million in the third quarter of 2012.
PET/CT revenue in the third quarter of 2013 decreased $1.6 million, or 4.2%, compared to the third quarter of 2012 due to our efforts in identifying and eliminating unprofitable customers and a decrease in the average price per PET/CT scan, which averaged $943.88 per scan in the third quarter of 2013 compared to $954.29 per scan in the third quarter of 2012. The average number of PET/CT systems in service decreased to 112.8 systems in the third quarter of 2013 from 114.2 systems in the third quarter of 2012. Total PET/CT scan volumes decreased from 38,611 scans in the third quarter of 2012 to 37,244 scans in the third quarter of 2013. Scans per system per day remained stable at 5.6 per system per day in the third quarters of 2013 and 2012.
Radiation oncology revenue decreased $0.3 million, or 1.4%, to $19.7 million in the third quarter of 2013 compared to $20.0 million in the third quarter of 2012, primarily due to the decision to terminate or sell 8 unprofitable centers throughout 2012 and one in the first quarter of 2013. This decrease was partially offset by increased revenue related to an increase in the number of Cyberknife patients we treated.
Other modalities and other revenue increased $1.4 million, or 15.1%, to $10.6 million in the third quarter of 2013 compared to $9.2 million in the third quarter of 2012.
We operated 259 MRI systems at September 30, 2013 (including 19 through operating leases), compared to 271 MRI systems at September 30, 2012. We had 115 PET/CT systems at September 30, 2013 (including 9 through operating leases), compared to 120 PET/CT systems at September 30, 2012. We operated 127 fixed-site imaging centers (including one in an unconsolidated investee) at September 30, 2013, compared to 130 fixed-site imaging centers (including one in an unconsolidated joint venture) at September 30, 2012. We operated 28 radiation oncology centers (including one in an unconsolidated joint venture) at September 30, 2013, compared to 30 radiation oncology centers (including one unconsolidated investees) at September 30, 2012.
Cost of revenues, excluding depreciation and amortization, decreased $0.8 million, or 1.4%, to $59.7 million in the third quarter of 2013 compared to $60.5 million in the third quarter of 2012. Outside medical services decreased $1.5 million, or 27.0%, primarily due to lower radiology and radiation oncologist payments, and lower consultant fees. Maintenance and related costs decreased $0.9 million, or 6.3%, due to a decrease in service costs related to a decrease in the number of MRI and PET/CT systems in operation and a reduction in service contract costs incurred on each asset. Renegotiating with service contract providers and medical supply vendors is one of our cost reduction initiatives. Site fees decreased $0.3 million, or 17.7%, primarily due to our decrease in the number of our oncology center sites. These decreases were partially offset by a $2.0 million increase in expense for equipment leases in connection with the sale and lease transaction that occurred during the fourth quarter of 2012. Compensation and related employee expenses also increased $0.3 million, or 1.2%. All other cost of revenues, excluding depreciation and amortization, decreased $0.6 million, or 6.7%. Cost of revenues, as a percentage of revenue, increased to 52.7% in the third quarter of 2013, compared to 52.2% in the third quarter of 2012.
Selling, general and administrative expenses increased $2.9 million, or 17.8%, to $19.2 million in the third quarter of 2013 compared to $16.3 million in the third quarter of 2012. The majority of the increase in selling, general and administrative expenses is due to a $1.8 million decrease to professional service expense in 2012 related to the Medical Outsourcing Services, LLC arbitration award that provided for reimbursement of legal expenses. Compensation and related employee expenses increased $0.8 million as a result of an increase in headcount related to hiring efforts that had been delayed until the current quarter. The provision for doubtful accounts increased $0.3 million, or 61.9%. The provision for doubtful accounts as a percentage of revenue was 0.6% in the third quarter of 2013 compared to 0.3% in the third quarter of 2012 primarily due to delinquent customers we discontinued servicing in 2012, for which receivables have been fully reserved. Stock-based compensation expense increased $0.1 million in the third quarter of 2013 compared to the third quarter of 2012. All other selling, general and administrative expenses decreased $0.1 million, or 3.0%. Selling, general and administrative expenses as a percentage of revenue was 17.0% in the third quarter of 2013 compared to 14.1% in the third quarter of 2012.
Severance and related costs increased $0.5 million, or 215.8%, to $0.7 million in the third quarter of 2013 compared to $0.2 million in the third quarter of 2012, due to strategic restructuring activities related to our ongoing cost savings and efficiency initiatives.

In the third quarter of 2013, we recorded an impairment charge of $4,529 related to the closure of an imaging site location in August 2013, which was originally purchased in a group of assets acquired in 2007. Upon acquisition, we recorded both tangible and intangible assets including physician referral networks, non-compete agreements, certificates of need and goodwill. In late 2012, the term of a non-compete agreement ended causing a decline in revenue, ultimately resulting in the imaging site closure. Based on the sustained revenue decline throughout 2013, we deemed it appropriate to perform a valuation analysis of the remaining intangible assets related to the original acquisition. We applied the excess earnings method under the income approach to value the physician referral networks, and applied the beneficial earnings method under the income approach, and the guideline transaction method under the market approach to value the certificates of need.
Depreciation expense decreased $3.6 million, or 17.5%, to $17.0 million in the third quarter of 2013 compared to $20.6 million in the third quarter of 2012 due to a decrease in our capital expenditures in part due to the decision to upgrade units we currently own as an alternative to purchasing new equipment, and a decrease in the total number of units we own and centers we operate. Depreciation expense was also decreased as a result of our sale and lease transaction that occurred in the fourth quarter of 2012.
Amortization expense decreased $1.8 million, or 46.1%, to $2.2 million in the third quarter of 2013 compared to $4.0 million in the third quarter of 2012.
Interest expense and other, net decreased $5.5 million, or 40.5%, to $8.2 million in the third quarter of 2013 compared to $13.7 million in the third quarter of 2012, primarily due to our lower average debt balances resulting from the $74.5 million in debt repayments made during the fourth quarter of 2012, and an additional $15.0 million repayment made in the first quarter of 2013. Interest expense was also positively impacted by the refinancing of our term loan in June 2013, whereby our interest rate decreased to LIBOR plus 3.25%, compared to LIBOR plus 5.25%, and lowered our LIBOR floor from 2% to 1%.
Income tax benefit was $2.4 million in the third quarter of 2013 compared to a $0.4 million expense in the third quarter of 2012. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based compensation, unrecognized tax benefits and other permanent differences.
Earnings from unconsolidated investees increased $0.2 million, or 14.9%, to $1.3 million in the third quarter of 2013 compared to $1.2 million in the third quarter of 2012.
Net income attributable to noncontrolling interest increased $0.9 million, or 37.0%, to $3.4 million in the third quarter of 2013 compared to $2.5 million in the third quarter of 2012.
Net loss attributable to Alliance HealthCare Services, Inc. was $(2.1) million, or $(0.19) per share on a diluted basis, in the third quarter of 2013 compared to a net loss of $(1.2) million, or $(0.12) per share on a diluted basis, in the third quarter of 2012.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Revenue decreased $19.3 million, or 5.4%, to $338.2 million in the first nine months of 2013 compared to $357.4 million in the first nine months of 2012 mostly due to decreases in MRI and PET/CT of $15.7 million, and also due to a decrease in radiation oncology revenue of $4.5 million, partially offset by an increase of $1.0 million in other revenue . Of the $19.3 million decrease in revenue, $10.4 million is related to the strategic reduction of our customer base in 2012 and $8.9 million primarily relates to industry-wide weakness in outpatient healthcare volumes.
MRI revenue decreased $8.0 million in the first nine months of 2013, or 5.4%, compared to the first nine months of 2012. Scan-based MRI revenue decreased $8.7 million, or 6.5%, in the first nine months of 2013 compared to the first nine months of 2012, to $126.0 million. The decrease in scan-based MRI revenue was primarily due to our increased efforts in identifying and eliminating unprofitable customers throughout 2012, and a decrease in the average price per MRI scan, which decreased to $354.08 per scan in the first nine months of 2013 from $359.49 per scan in the first nine months of 2012. The average number of scan-based systems in service decreased to 214.1 systems in the first nine months of 2013 from 223.6 systems in the first nine months of 2012. Average scans per system per day decreased by 1.5% to 8.4 in the first nine months of 2013 from 8.5 in the first nine months of 2012. Scan-based MRI scan volume decreased 5.1% to 355,856 scans in the first nine months of 2013 from 374,805 scans in the first nine months of 2012. Non scan-based MRI revenue increased $0.8 million in the first nine months of 2013 over the same period in 2012. Included in the revenue totals above are fixed-site imaging center revenues, which decreased $2.0 million to $88.4 million in the first nine months of 2013 from $90.4 million in the first nine months of 2012.

PET/CT revenue in the first nine months of 2013 decreased $7.8 million, or 6.6%, compared to the first nine months of 2012 due to our increased efforts in identifying and eliminating unprofitable customers, and a slight decrease in the average price per PET/CT scan to $956.69 per scan in the first nine months of 2013 compared to $962.65 in the first nine months of 2012. The average number of PET/CT systems in service decreased to 111.9 systems in the first nine months of 2013 compared to 117.9 systems in the first nine months of 2012. Total PET/CT scan volumes decreased in the first nine months of 2013 to 112,696 scans from 120,694 scans in the first nine months of 2012. Scans per system per day remained stable at 5.6 per system per day in the first nine months of 2013 and 2012.
Radiation oncology revenue decreased $4.5 million, or 7.2%, to $57.9 million in the first nine months of 2013 compared to $62.4 million in the first nine months of 2012, primarily due to the decision to terminate or sell 8 unprofitable centers throughout 2012 and one in the first quarter of 2013. This decrease was partially offset by increased revenue related to an increase in the number of Cyberknife patients we treated.
Other modalities and other revenue increased $1.0 million, or 3.4%, to $29.4 million in the first nine months of 2013 compared to $28.4 million in the first nine months of 2012.
We operated 259 MRI systems at September 30, 2013 (including 19 through operating leases), compared to 271 MRI systems at September 30, 2012. We had 115 PET/CT systems at September 30, 2013 (including 9 through operating leases), compared to 120 PET/CT systems at September 30, 2012. We operated 127 fixed-site imaging centers (including one in an unconsolidated investee) at September 30, 2013, compared to 130 fixed-site imaging centers (including one in an unconsolidated joint venture) at September 30, 2012. We operated 28 radiation oncology centers (including one in an unconsolidated joint venture) at September 30, 2013, compared to 30 radiation oncology centers (including one unconsolidated investees) at September 30, 2012.
Cost of revenues, excluding depreciation and amortization, decreased $10.1 million, or 5.3%, to $180.4 million in the first nine months of 2013 compared to $190.6 million in the first nine months of 2012. Compensation and related employee expenses decreased $6.5 million, or 7.7%, primarily as a result of a decrease in average employee headcount. Outside medical services decreased $3.2 million, or 19.2%, primarily due to lower radiology and radiation oncologist payments, and lower consultant fees. Maintenance and related costs decreased $3.1 million, or 7.3%, due to a decrease in service costs related to a decrease in the number of MRI and PET/CT systems in operation and a reduction in service contract costs incurred on each asset. Renegotiating with service contract providers and medical supply vendors is one of our cost reduction initiatives. Site fees decreased $0.8 million, or 16.8%, primarily due to our decrease in the number of our oncology center sites. Medical supplies decreased $0.7 million, or 4.4%, primarily as a result of sourcing contract savings on the radiopharmaceutical that is used as a component of PET/CT scans, and less scans year over year. These decreases were partially offset by a $6.1 million increase in expense for equipment leases in connection with the sale and lease transaction that occurred during the fourth quarter of 2012. All other cost of revenues, excluding depreciation and amortization, decreased $2.0 million, or 7.5%. Cost of revenues, as a percentage of revenue, increased to 53.4% in the first nine months of 2013, compared to 53.3% in the first nine months of 2012.
Selling, general and administrative expenses increased $3.3 million, or 6.0%, to $58.6 million in the first nine months of 2013 compared to $55.2 million in the first nine months of 2012. The majority of the increase in selling, general and administrative expenses was due to compensation and related employee expenses increasing $1.4 million, or 4.8%, as a result of an increase in headcount related to hiring efforts that had been delayed until the current quarter. Non-cash stock-based compensation expense increased $0.8 million, mostly due to the forfeiture of stock options and restricted stock in 2012 granted to two of our former executive officers which resulted in a reduction in stock-based compensation expense in 2012 that did not recur in 2013. Professional services increased $1.3 million, or 15.6%, due to a $1.8 million decrease to professional service expense in 2012 related to the Medical Outsourcing Services, LLC arbitration award that provided for reimbursement of legal expenses. The provision for doubtful accounts increased $0.3 million, or 14.7%, primarily due to delinquent customers we discontinued servicing in 2012, for which receivables have been fully reserved. The provision for doubtful accounts as a percentage of revenue was 0.7% in the first nine months of 2013 and 0.5% in the first nine months of 2012. All other selling, general and administrative expenses decreased $0.5 million, or 3.5%. Selling, general and administrative expenses as a percentage of revenue was 17.3% in the first nine months of 2013 compared to 15.5% in the first nine months of 2012.
Severance and related costs decreased $0.2 million, or 13.4%, to $1.3 million in the first nine months of 2013 compared to $1.5 million in the first nine months of 2012, due to ongoing cost savings and efficiency initiatives.
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
In the third quarter of 2013, we recorded an impairment charge of $4.5 million related to the closure of an imaging site location in August 2013, which was originally purchased in a group of assets acquired in 2007. Upon acquisition, we recorded both tangible and intangible assets including physician referral networks, non-compete agreements, certificates of need and goodwill. In late 2012, the term of a non-compete agreement ended causing a decline in revenue, ultimately resulting in the imaging site closure. Based on the sustained revenue decline throughout 2013, we deemed it appropriate to perform a valuation analysis of the remaining intangible assets related to the original acquisition. We applied the excess earnings method under the income approach to value the physician referral networks, and applied the beneficial earnings method under the income approach, and the guideline transaction method under the market approach to value the certificates of need.
Depreciation expense decreased $12.9 million, or 20.6%, to $49.8 million in the first nine months of 2013 compared to $62.7 million in the first nine months of 2012 due to a decrease in our capital expenditures in part due to the decision to upgrade units we currently own as an alternative to purchasing new equipment, and a decrease in the total number of units we own and centers we operate. Depreciation expense also decreased as a result of our sale and lease transaction that occurred in the fourth quarter of 2012.
Amortization expense decreased $3.1 million, or 26.2%, to $8.9 million in the first nine months of 2013 compared to $12.0 million in the first nine months of 2012.
Interest expense and other, net decreased $9.6 million, or 23.3%, to $31.5 million in the first nine months of 2013 compared to $41.1 million in the first nine months of 2012, primarily due to our lower average debt balances resulting from the $74.5 million in debt repayments made during the fourth quarter of 2012, and the $15.0 million repayment made in the first quarter of 2013. Interest expense was also positively impacted by the refinancing of our term loan in June 2013, whereby our interest rate decreased to LIBOR plus 3.25%, compared to LIBOR plus 5.25%, and lowered our LIBOR floor from 2% to 1%.
Income tax benefit was $9.7 million in the first nine months of 2013 compared to a $4.7 million benefit in the first nine months of 2012. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.
Earnings from unconsolidated investees increased $1.1 million, or 31.6%, to $4.5 million in the first nine months of 2013 compared to $3.4 million in the first nine months of 2012.
Net income attributable to noncontrolling interest increased $2.3 million, or 30.5%, to $9.7 million in the first nine months of 2013 compared to $7.5 million in the first nine months of 2012.
Net loss attributable to Alliance HealthCare Services, Inc. was $17.5 million, or $(1.64) per share on a diluted basis, during the nine months ended September 30, 2013 compared to a net loss of $(6.9) million, or $(0.65) per share on a diluted basis, during the nine months ended September 30, 2012.

Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operating activities. We generated $65.1 million and $80.1 million of cash flow from operating activities in the first nine months of 2013 and 2012, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging and radiation oncology services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts increased by $0.3 million in the first nine months of 2013 compared to the first nine months of 2012. Our number of days of revenue outstanding for our accounts receivable decreased to 49 days as of September 30, 2013, compared to 53 days as of September 30, 2012. We believe this number is comparable, or better than, other diagnostic imaging and radiation oncology providers. As of September 30, 2013, we had $45.1 million of available borrowings under our revolving line of credit, net of outstanding letters of credit.
We used cash of $15.8 million and $18.0 million for investing activities in the nine months ended September 30, 2013 and 2012, respectively. Investing activities during the first nine months of 2013 included $3.1 million from proceeds from sales of assets, and $0.7 million in cash provided by deposits for equipment. While we had no acquisition activity in 2013, we may use cash for acquisitions in the future. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We spend capital:

•	to purchase new systems;

•	to replace less advanced systems with new systems;

•	to upgrade MRI and PET/CT and radiation oncology systems; and

•	to upgrade our corporate infrastructure, primarily in information technology.
Capital expenditures totaled $19.1 million and $16.5 million during the nine months ended September 30, 2013 and 2012, respectively. We purchased one PET/CT system, upgraded various MRI PET/CT and radiation oncology equipment, and traded-in or sold a total of eight systems during the nine months ended September 30, 2013. We expect to purchase additional systems in 2013 and finance substantially all of these purchases with our available cash, cash from operating activities and equipment leases. Based upon the client demand described above, which dictates the amount and type of equipment we purchase and upgrade, we expect capital expenditures to total approximately $30 million to $40 million in 2013.
At September 30, 2013, we had cash and cash equivalents of $49.1 million. This available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we cannot assure you that access to our invested cash and cash equivalents will not be affected by adverse conditions in the financial markets.
At September 30, 2013, we had $41.4 million in our accounts with third-party financial institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be adversely affected if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.
We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next one to two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt and other contracts. As of September 30, 2013, we are in compliance with all covenants contained in our long-term debt agreements and expect that we will be in compliance with these covenants for the remainder of 2013.
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
On June 3, 2013, we refinanced our existing credit facility with a new senior secured credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement consists of (i) a $340.0 million, six-year term loan facility, (ii) a $50.0 million, five-year revolving loan facility, including a $20.0 million sublimit for letters of credit, (iii) uncommitted incremental loan facilities of $100.0 million of revolving or term loans, plus an additional amount if our pro forma leverage ratio is less than or equal to 3.25, subject to receipt of lender commitments and satisfaction of specified conditions, and (iv) an $80.0 million delayed draw term loan facility, which was required to be drawn within thirty days of June 3, 2013 and was drawn on July 3, 2013.
On July 3, 2013, the delayed draw term loan facility was utilized, of which the proceeds were used to redeem $80.0 million of our outstanding 8% Senior Notes due 2016 (the "Notes"). The delayed draw term loan facility converted into, and matched the terms of, the new $340.0 million term loan facility. If any of the Notes remain outstanding on September 1, 2016, then the maturity date of all loans under the Credit Agreement will be September 1, 2016.

Borrowings under the Credit Agreement bear interest through maturity at a variable rate based upon, at our option, either the London interbank offer rate ("LIBOR") or the base rate (which is the highest of the administrative agent’s prime rate, one-half of 1.00% in excess of the overnight federal funds rate, and 1.00% in excess of the one-month LIBOR rate), plus, in each case, an applicable margin. With respect to the term loan facilities, the applicable margin for LIBOR loans is 3.25% per annum, and with respect to the revolving loan facilities, the applicable margin for LIBOR loans ranges, based on the applicable leverage ratio, from 3.00% to 3.25% per annum, in each case, with a LIBOR floor of 1.00%. The applicable margin for base rate loans under the term loan facilities is 2.25% per annum and under the revolving loan facility ranges, based on the applicable leverage ratio, from 2.00% to 2.25% per annum. Prior to the refinancing of the term loan facilities, the applicable margin for base rate loans was 4.25% per annum and the applicable margin for revolving loans was 5.25% per annum, with a LIBOR floor of 2.00%. We are required to pay a commitment fee which ranges, based on the applicable leverage ratio, from 0.375% to 0.50% per annum on the undrawn portion available under the revolving loan facility and variable per annum fees in respect of outstanding letters of credit.
During the first five and three-quarter years after the closing date, including the draw of the full amount of the delayed draw term loan facility, we will be required to make quarterly amortization payments of the term loans in the amount of $1.0 million. We are also required to make mandatory prepayments of term loans under the Credit Agreement, subject to specified exceptions, from excess cash flow (as defined in the Credit Agreement), and with the proceeds of asset sales, debt issuances and specified other events.
Obligations under the Credit Agreement are guaranteed by substantially all our direct and indirect domestic subsidiaries. The obligations under the Credit Agreement and the guarantees are secured by a lien on substantially all tangible and intangible property, and by a pledge of all of the shares of stock and limited liability company interests of our direct and indirect domestic subsidiaries, of which we now own or later acquire more than a 50% interest, subject to limited exceptions.
In addition to other covenants, the Credit Agreement places limits on our ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, engage in mergers, acquisitions and asset sales, transact with affiliates and alter the business conducted by us and our subsidiaries.
The Credit Agreement also contains a leverage ratio covenant requiring us to maintain a maximum ratio of consolidated total debt to consolidated adjusted EBITDA that ranges from 4.95 to 1.00 to 4.30 to 1.00. For the quarter ending September 30, 2013, the Credit Agreement requires a maximum leverage ratio of not more than 4.95 to 1.00. The Credit Agreement eliminated the interest coverage ratio covenant which we were subject to maintain prior to the refinancing. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the Credit Agreement.
As a result of the transaction, we immediately recognized a loss on extinguishment totaling $17.1 million resulting from the write-off of unamortized deferred financing costs and the discount related to the former term credit facility. As of September 30, 2013, there was approximately $417.0 million outstanding under the new term loan facility and no borrowings under the new revolving credit facility. As of September 30, 2013, our ratio of Consolidated Total Debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 3.70 to 1.00.
On July 3, 2013, we redeemed $80.0 million in principal amount of our Notes pursuant to the terms of the indenture governing the Notes, drawing the full amount of the delayed draw term loan facility. As a result of the redemption, $1.5 million of unamortized deferred costs and associated discount were immediately expensed, as well as $3.2 million for the related call premium.
In September 2013, we repurchased $8.8 million in principal amount of our Notes in privately negotiated transactions. We immediately incurred $0.2 million of expense related to unamortized deferred costs and associated discount in connection with these repurchases, as well as $0.3 million for the related call premium.
Subsequent to September 30, 2013, we obtained commitments from lenders with respect to a $70.0 million incremental term loan under our Credit Agreement. We intend to use the net proceeds from the borrowings under the incremental term loan facility, together with proceeds from borrowings under our revolving credit facility and cash on hand, to redeem all of our outstanding Notes on December 4, 2013, pursuant to a notice of redemption dated October 18, 2013. The redemption will be effected pursuant to the terms of the indenture governing the Notes.
The $70.0 million incremental term loan will be funded at 99.0% of principal amount and will mature on the same date as the existing term loan in June 2019. The incremental term loan will be converted to match all the terms of existing term loans upon funding in December. Interest on the incremental term loan will be calculated, at our option, at a base rate plus a 2.25% margin or LIBOR plus a 3.25% margin, subject to a 1.00% LIBOR floor. After completing the transaction including redemption of the Notes, we expect to save approximately $5.0 million in cash interest on an annualized basis. Closing of the incremental term loan under the Credit Agreement is subject to completion of satisfactory documentation and satisfaction of other closing conditions.
We expect to use additional revolver proceeds plus cash on hand to pay fees and expenses related to the incremental term loan.
During the first five and one half years after the closing date, assuming that we draw the full amount of the incremental term loan facility, the quarterly amortization payments of the term loans will increase to $1.225 million from the current amount of $1.05 million.
Our obligations under the incremental term loans will be guaranteed by substantially all of our direct and indirect domestic subsidiaries. The obligations under the incremental term loan and the guarantees are secured by a lien on substantially all of our tangible and intangible property, and by a pledge of all of the shares of stock and limited liability company interests of our direct and indirect domestic subsidiaries, of which we now own or later acquire more than a 50% interest, subject to limited exceptions.
Under the terms of the Credit Agreement, our incurrence of incremental term loans to redeem the Notes is subject to the requirement that the ratio of total debt to last twelve months Adjusted EBITDA (as defined in the Credit Agreement) be not more than 3.25 to 1.00. We amended the Credit Agreement in connection with this transaction to waive compliance with this requirement.
The indenture governing our outstanding Notes contains covenants limiting our and most of our subsidiaries' ability to pay dividends and make other restricted payments, incur additional indebtedness or issue disqualified stock, create liens on our assets, merge, consolidate, or sell all or substantially all of our assets, and enter into transactions with affiliates, among others. As of September 30, 2013, we were in compliance with all covenants contained in the Notes and expect to comply with these covenants during the remainder of 2013. Our failure to comply with these covenants could permit the trustee under the indenture relating to the Notes and the note holders to declare the principal amounts under the Notes, together with accrued and unpaid interest, to be immediately due and payable. If the indebtedness under the Notes, or any of our other indebtedness, is accelerated, and we are not able to refinance our debt, we could become subject to bankruptcy proceedings.
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
In some cases you can identify these statements by forward-looking words, such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “seek,” “intend” and “continue” or similar words. Forward-looking statements may also use different phrases. Forward-looking statements address, among other things, our future expectations, projections of our future results of operations or of our financial condition and other forward-looking information and include statements related to the Company’s cost-savings and long-term growth, including its efforts to stabilize and grow the Imaging Division, grow the Radiation Oncology Division, divest our professional radiology services business, and increase organizational efficiency.
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
In the first quarter of 2010, we entered into three interest rate cap agreements (the “2010 Caps”) to avoid unplanned volatility in the income statement due to changes in the London Interbank Offering Rate ("LIBOR") interest rate environment. The interest rate cap agreements, which mature in February 2014, have a total notional amount of $150.0 million and were designated as cash flow hedges of future cash interest payments associated with a portion of our variable rate bank debt. Under these arrangements, we have purchased a cap on LIBOR at 4.50%. We paid $1.5 million to enter into the caps, which is being amortized through interest expense over the life of the agreements. For the quarters ended September 30, 2013 and 2012, we paid no net settlement amounts on the 2010 Caps.
In the second quarter of 2011, we acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of USR. One of the USR Swaps, which matures in October 2015, had a notional amount of $2.2 million as of September 30, 2013. Under the terms of this agreement, we receive one-month LIBOR and pay a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap, which matures in April 2014, had a notional amount of $0.6 million as of September 30, 2013. Under the terms of this agreement, we receive one-month LIBOR and pay a fixed rate of 4.15%. The net effect of the hedge is to record interest expense at a fixed rate of 6.15%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%. As a result of the acquisition of USR, the USR Swaps were de-designated, hedge accounting was terminated and all further changes in the fair market value of these swaps are being recorded in interest expense and other, net. Settlement amounts under these swap agreements were not material for the nine months ended September 30, 2013.
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
In the fourth quarter of 2012, we entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in December 2017, had a notional amount of $4.5 million as of September 30, 2013. Under the terms of this agreement, we receive one-month LIBOR plus 2.50% and pay a fixed rate of 3.75%. The net effect of the hedge is to convert interest expense to a fixed rate of 3.75%, as the underlying debt incurred interest based on one-month LIBOR plus 2.50%.
In the first quarter of 2013, we entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in April 2018, had a notional amount of $4.0 million as of September 30, 2013. Under the terms of this agreement, we receive one-month LIBOR plus 2.00% and pay a fixed rate of 2.87%. The net effect of the hedge is to convert interest expense to a fixed rate of 2.87%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%.
Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third-party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. At September 30, 2013, we had cash and cash equivalents of $49.1 million, of which $41.4 million was held in accounts that are with third-party financial institutions which exceed the FDIC insurance limits. At September 30, 2012, we had cash and cash equivalents of $79.2 million, of which $0.6 million was held in accounts that are with third-party financial institutions which exceed the FDIC insurance limits.

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
In June 2012, Pacific Coast Cardiology (“PCC”) d/b/a Pacific Coast Imaging, Emanuel Shaoulian, MD, Inc., and Michael M. Radin, MD, Inc. filed a lawsuit in California state court against us and other defendants. The complaint asserts a number of claims related to our decision not to purchase PCC in 2010, and also separately seeks a determination regarding an amount we contend is owed to us by PCC pursuant to a previous contractual arrangement. Plaintiffs are seeking monetary and punitive damages. We intend to vigorously defend against the claims asserted in this lawsuit. We have not recorded an expense related to any potential damages in connection with this matter because any potential loss is not probable or reasonably estimable at this time.
 On November 9, 2012, U.S. Radiosurgery, LLC (“USR”) our subsidiary, received a grand jury subpoena issued by the United States Attorney's Office for the Middle District of Tennessee seeking documents related to USR and its financial relationships with physicians and other healthcare providers. We are cooperating fully with the inquiry. We are currently unable to predict the timing or outcome of this matter, however, it is not unusual for such matters to continue for a considerable period of time. Responding to this matter will require management's attention and likely result in significant legal expense. To our knowledge, the federal government has not initiated any proceedings against us at this time.
On March 27, 2013, we were served with a lawsuit filed in U.S. District Court for the Northern District of Mississippi by Superior MRI Services, Inc.  The plaintiff is an alleged successor in interest to a former local competitor, P&L Contracting, Inc.  Plaintiff alleges we disregarded Mississippi Certificate of Need ("CON") rules and regulations by operating without obtaining the appropriate CON authority, and is seeking in excess of $1.0 million in damages as well as requesting injunctive relief.  We intend to vigorously defend against the claims asserted in this lawsuit. We have not recorded an expense related to any potential damages in connection with this matter because any potential loss is not probable or reasonably estimable at this time.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)
(Dollars in thousands, except per share amounts)

On June 14, 2013, Alliance Oncology, LLC, our subsidiary, filed a complaint against Harvard Vanguard Medical Associates, Inc. (“HVMA”) in the United States District Court for the District of Massachusetts, including several claims seeking damages resulting from HVMA’s early termination of a long-term services agreement between the two companies.   HVMA filed an answer to Alliance Oncology’s complaint on August 27, 2013.  Without specifying its alleged damages, HVMA also asserted several counterclaims in its answer.  We filed our answer to HVMA’s counterclaims on October 4, 2013, and we intend to vigorously defend against the claims asserted. We have not recorded an expense related to any potential damages in connection with this matter because any potential loss is not probable or reasonably estimable at this time.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
(a) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Alliance.(3)

3.2.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Alliance.(9)

3.2.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Alliance.(18)

3.3	Amended and Restated By-laws of Alliance.(3)

3.4	Certain Amended and Restated Provisions of the By-laws of Alliance.(8)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Alliance.(3)

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

10.22.1	Credit Agreement, dated as of June 3, 2013, among Alliance HealthCare Services, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent and the lenders party thereto.(20)

10.22.2	Amendment No. 1 to Credit Agreement and Limited Waiver dated as of October 11, 2013.(21)

10.22.3	Incremental Term Loan Commitment Agreement dated as of October 11, 2013.(21)

10.23*	Form of Letter Agreement Evidencing Retention Bonus Arrangements with Executive Officers, dated as of January 31, 2012, with schedule of individual bonus amounts.(16)

10.24*	Schedule of 2012 Executive Officer Compensation.(16)

10.25*	Schedule of Non-Employee Director Compensation.(16)

10.26*	Offer Letter, dated as of May 31, 2012, between Larry C. Buckelew and Alliance HealthCare Services Inc.(17)

10.27*	Offer Letter, dated as of May 31, 2012, between Michael J. Shea and Alliance HealthCare Services Inc.(17)

10.28*	Form of Option Agreement for Long-Term Incentive Compensation Arrangement(19)

10.29*	Form of Long-Term Incentive Compensation Arrangement Award Letter(19)

10.30*	Offer Letter, dated as of July 29, 2013 between Percy Tomlinson and Alliance HealthCare Services Inc. (22)

10.31*	Executive Severance Agreement between Alliance HealthCare Services Inc. and Percy Tomlinson, effective as of October 1, 2013.(22)

21.1	Subsidiaries of the Registrant.(5)

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(23)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(23)

101
The following materials from Alliance’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (a) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (b) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarters and nine months ended September 30, 2013 and 2012; (c) Condensed Consolidated Statements of Cash Flows for the quarters and nine months ended September 30, 2013 and 2012; and (d) Notes to Condensed Consolidated Financial Statements.(23)

_________________

(1)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-4, No. 333-60682, as amended.

(2)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1, No. 333-64322, as amended.

(3)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 001-16609).

(4)	Incorporated by reference herein to the indicated exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-16609).

(5)	Incorporated by reference herein to the indicated exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-16609).

(6)	Incorporated by reference to exhibits filed in response to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated March 16, 2007 (File No. 001-16609).

(7)	Incorporated by reference to the indicated exhibit filed in response to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated April 16, 2007 (File No. 001-16609).

(8)	Incorporated by reference to exhibits filed in response to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 14, 2007 (File No. 001-16609).

(9)	Incorporated by reference to exhibits filed in response to Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated February 17, 2009 (File No. 001-16609).

(10)	Incorporated by reference herein to the indicated exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16609).

(11)	Incorporated by reference herein to the indicated exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-16609).

(12)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-16609).

(13)	Incorporated by reference herein to the indicated exhibit response in Item 9.01(c), “Exhibits” of the Company’s Current Report on Form 8-K, dated December 4, 2009 (File No. 001-16609).

(14)	Incorporated by reference to exhibits filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-16609).

(15)	Incorporated by reference herein to the indicated exhibit response in Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated November 6, 2012 (File No. 001-16609).

(16)	Incorporated by reference herein to the indicated exhibit response in Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-16609).

(17)	Incorporated by reference to exhibits filed in response to Item 6, "Exhibits" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-16609).

(18)	Incorporated by reference herein to the indicated exhibit filed in response to Item 9.01(d), “Exhibits” of the Company's Current Report on Form 8-K, dated December 7, 2012 (File No. 001-16609).

(19)	Incorporated by reference herein to the indicated Exhibit response in Item 9.01(d), “Exhibits” of the Company's Current Report on Form 8-K, dated April 19, 2013 (File No. 001-16609).

(20)	Incorporated by reference to the indicated exhibit filed in response to Item 6, “Exhibits” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-16609).

(21)	Incorporated by reference herein to the exhibits filed in response to Item 9.01(d), “Exhibits” of the Company's Current Report on Form 8-K, dated October 16, 2013 (File No. 001-16609).

(22)	Incorporated by reference herein to the indicated exhibit response in Item 9.01(d), “Exhibits” of the Company's Current Report on Form 8-K, dated July 29, 2013 (File No. 001-16609).

(23)	Filed herewith.

(24)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE HEALTHCARE SERVICES, INC.

November 7, 2013	By:	/s/ PERCY C. TOMLINSON
Percy C. Tomlinson
Chief Executive Officer (Principal Executive Officer)

November 7, 2013	By:	/s/ HOWARD K. AIHARA
Howard K. Aihara
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 7, 2013	By:	/s/ NICHOLAS A. POAN
Nicholas A. Poan
Senior Vice President, Corporate Finance and Chief Accounting Officer (Principal Accounting Officer)