Form 10-K
period 2013-12-31
Alliance HealthCare Services, Inc
filed 2014-03-13
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013, based upon the closing price of the Common Stock as reported by The NASDAQ Stock Market, LLC on such date, was $75.8 million.
The number of shares outstanding of Common Stock, $.01 par value, as of March 13, 2014 was 10,676,803 shares.
Documents Incorporated by Reference
The registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2013 is incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
Statements regarding the following subjects, among others, are forward-looking by their nature:
(a) future legislation and other healthcare regulatory reform actions, and the effect of that legislation and other regulatory actions on our business,
(b) our expectations with respect to future radiology services and radiation oncology volumes and revenues,
(c) the effect of seasonality on our business,
(d) expectations with respect to capital expenditures in 2014, and
(e) the effect of recent accounting pronouncements on our results of operations and cash flows or financial position,
(f) our business and strategic plans, including the effect of growth and cost-cutting initiatives,

(g)     our compliance with legal and regulatory requirements,
(h) compliance with our debt covenants,
(i) unrecognized tax benefits and the adequacy of our tax provisions, and
(j) our belief regarding the sufficiency of our cash and cash equivalents to meet our working capital, capital expenditure and other cash needs.
We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or that we do not fully control that cause actual results to differ materially from those expressed or implied by our forward-looking statements, including:

•	our high degree of leverage and our ability to service our debt;

•	factors affecting our leverage, including interest rates;

•	the risk that the counterparties to our interest rate swap agreements fail to satisfy their obligations under those agreements;

•	our ability to obtain financing;

•	the effect of operating and financial restrictions in our debt instruments;

•	the accuracy of our estimates regarding our capital requirements;

•	intense levels of competition and overcapacity in our industry;

•	changes in the rates or methods of third-party reimbursements for diagnostic imaging and radiation oncology services;

•	fluctuations or unpredictability of our revenues, including as a result of seasonality;

•	changes in the healthcare regulatory environment;

•	our ability to keep pace with technological developments within our industry;

•	the growth or decline in the market for MRI and other services;

•	the disruptive effect of natural disasters, including weather;

•	adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit and equity markets;

•	our ability to successfully integrate acquisitions; and

•	other factors discussed under Risk Factors in this Annual Report on Form 10-K and that are otherwise described or updated from time to time in our SEC reports.
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
General
We are a leading national provider of advanced outpatient diagnostic imaging and radiation therapy services, based upon annual revenue and number of systems deployed. Our principal sources of revenue are derived from providing magnetic resonance imaging (“MRI”) and positron emission tomography/computed tomography (“PET/CT”) services through our Imaging Division and radiation oncology services through our Radiation Oncology Division. Unless the context otherwise requires, the words “we,” “us,” “our,” “Company” or “Alliance” as used in this Annual Report on Form 10-K refers to Alliance HealthCare Services, Inc. and our direct and indirect subsidiaries. We provide radiology and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. We also provide services through fixed-site imaging centers, primarily to hospitals or health systems. Our radiology services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which include only the use of our imaging systems under a short-term contract. We operate our radiation oncology business through our wholly owned subsidiary, Alliance Oncology, LLC, which we sometimes refer to as our Radiation Oncology Division. This division includes a wide range of services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, actual radiation oncology delivery, therapy management and follow-up care. Our services include the use of our linear accelerators or stereotactic radiosurgery systems, therapists to operate those systems, administrative staff, equipment maintenance and upgrades, and management of day-to-day operations.
MRI, PET/CT and radiation oncology services generated 42%, 32% and 17% of our revenue, respectively, for the year ended December 31, 2013 and 42%, 33% and 18% of our revenue, respectively, for the year ended December 31, 2012. Our remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (“CT”), professional radiology services, and management contract revenue. We had 491 diagnostic imaging and radiation oncology systems, including 263 MRI systems (of which 19 are operating leases), 122 PET/CT systems (of which 9 are operating leases), and 42 radiation oncology systems, and served over 1,000 clients in 45 states at December 31, 2013. We operated 125 fixed-site imaging centers (one in an unconsolidated joint venture), which constitute systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups’ offices, parked mobile systems, and free-standing fixed-site imaging centers, which include systems installed in a medical office building, ambulatory surgical center, or other retail space at December 31, 2013. Of the 125 fixed-site imaging centers, 95 were MRI fixed-site imaging centers, 19 were PET/CT fixed-site imaging centers, 11 were other modality fixed-site imaging centers and one was in an unconsolidated joint venture. We also operated 28 radiation oncology centers and stereotactic radiosurgery facilities (including one radiation oncology center as an unconsolidated joint venture) at December 31, 2013.
Revenues from fixed-site imaging centers and radiation oncology centers can be structured as either “wholesale” or “retail” revenues. We generated approximately 80% and 81% of our revenues for the year ended December 31, 2013 and 2012, respectively, by providing services to hospitals and other healthcare providers, which we refer to as “wholesale” revenues. We typically generate our wholesale revenues from contracts that require our clients to pay us based on the number of scans or treatments we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans or treatments we perform. Wholesale payments are due to us independent of our clients’ receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile imaging services and approximately five to 10 years in length for fixed-site imaging arrangements. Our contracts for radiation oncology services average approximately 10 to 20 years in length. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases its own system. We price our contracts based on the type of system used, the scan or treatment volume, and the number of ancillary services provided. Competitive pressures also affect our pricing.
We generated approximately 20% and 19% of our revenues for the year ended December 31, 2013 and 2012, respectively, by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as “retail” revenues. We generate our revenue from these sites from direct billings to patients or their third-party payors, including Medicare, and we record this revenue net of contractual discounts and other arrangements for providing services at discounted prices. We typically receive a higher price per scan, or treatment, under retail billing than we do under wholesale billing.
Our clients contract with us to provide radiology and radiation oncology services to:

•	take advantage of our extensive radiology and radiation oncology service line management experience;

•	avoid capital investment and financial risk associated with the purchase of their own systems;

•	provide access to diagnostic imaging, radiation oncology and other services for their patients when the demand for these services does not justify the purchase of dedicated, full-time systems;

•	benefit from upgraded imaging and radiation oncology systems and technology without direct capital expenditures;

•	eliminate the need to recruit, train and manage qualified technologists or therapists and oncologists;

•	make use of our ancillary services; and

•	gain access to services under our regulatory and licensing approvals when they do not have these approvals.
We were incorporated in the state of Delaware on May 27, 1987.
Significant 2013 Corporate Events
On January 31, 2013, our common stock was approved for listing on The NASDAQ Global Market (“NASDAQ”). Our common stock ceased trading on the New York Stock Exchange as of the closing of the market on February 8, 2013, and commenced trading on NASDAQ at the opening of the market on February 11, 2013. This event was preceded by a 1-for-5 reverse stock split for our outstanding common stock (the “Reverse Stock Split”). The Reverse Stock Split was effective as of the close of trading on December 26, 2012, and our common stock commenced trading on a post-split basis at the opening of the market on December 27, 2012. As a result, all share and per share information for all periods presented herein gives effect to the reverse stock split.
On June 3, 2013, the Company replaced its existing credit facility with a new senior secured credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement consists of (i) a $340 million, six-year term loan facility, (ii) a $50 million five-year revolving loan facility, including a $20 million sublimit for letters of credit, (iii) uncommitted incremental loan facilities of $100 million of revolving or term loans, plus an additional amount if our pro forma leverage ratio is less than or equal to 3.25, subject to receipt of lender commitments and satisfaction of specified conditions, and (iv) an $80 million delayed draw term loan facility, which was required to be drawn within thirty days of June 3, 2013 and used for the redemption of $80 million in aggregate principal amount of the Company's $190 million 8% Senior Notes due 2016 (the “Notes”).
On July 3, 2013 the delayed draw term loan facility was utilized along with other available funds, of which the proceeds were used to redeem $80 million in aggregate principal amount of the Company's outstanding Notes. The delayed draw term loan facility converted into, and matched the terms of, the new $340 million term loan facility.
On July 31, 2013, we announced the appointment of Percy C. “Tom” Tomlinson, Jr., as Chief Executive Officer (“CEO”), which became effective on October 1, 2013, immediately succeeding Larry C. Buckelew. Mr. Buckelew, who has served as a Company board member since 2009 continues to serve as Chairman of the Board of Directors and as the Chairman of the Finance Committee. Mr. Tomlinson has more than 25 years of diverse executive management and leadership experience, serving in a variety of roles, most recently as the Chief Executive Officer of Midwest Dental, which he joined in 2012. Previously, he spent 10 years with the Center for Diagnostic Imaging, Inc. (CDI) in several senior roles including Chief Executive Officer, President and Chief Operating Officer and Senior Vice President and Chief Financial Officer.
On October 11, 2013, the Company amended the Credit Agreement to raise incremental funds to repurchase the remaining balance of the Notes. On December 3, 2013, the Company borrowed $70 million of incremental term loans under the amended Credit Agreement. The Company completed the redemption of all its outstanding principal amount of the Notes on December 4, 2013 with the proceeds from the incremental term loan plus borrowings under its revolving line of credit and cash on hand. With the completion of this transaction including the redemption of the Notes, the Company expects to save approximately $5 million in cash interest on an annualized basis.
The incremental term loan was funded at 99.0% of principal amount and will mature on the same date as the existing term loan facility under the Company’s credit facility on June 3, 2019. Upon funding, the incremental term loans were converted to match all the terms of existing term loans. Interest on the incremental term loan is calculated, at the Company’s option, at a base rate plus a 2.25% margin or LIBOR plus a 3.25% margin, subject to a 1.00% LIBOR floor.
In December 2013, the Company sold its professional radiology services business for $1.7 million as a result of its decision that its professional radiology services business did not align with the long-term strategic direction of the Imaging Division.
Industry Overview
Radiology is a medical specialty that employs the use of imaging to diagnose disease visualized within the human body. Radiology services are delivered through providing diagnostic imaging services, which are noninvasive procedures that generate representations of the internal anatomy and convert them to film or digital media. Diagnostic imaging systems facilitate the early diagnosis of diseases and disorders, often minimizing the cost and amount of care required and reducing the need for costly and invasive diagnostic procedures. MRI and PET/CT services have historically comprised the majority of our radiology revenue. Radiation oncology is the practice of delivering ionizing radiation therapy to treat malignant and benign disease processes under the direction of a radiation oncologist. The market of radiation oncology providers is highly fragmented with approximately 70% of services performed in hospitals.
MRI
MRI technology involves the use of high-strength magnetic fields to produce computer-processed cross-sectional images of the body. Due to its superior image quality, MRI is the preferred imaging technology for evaluating soft tissue and organs, including the brain, spinal cord and other internal anatomy. With advances in MRI technology, MRI is increasingly being used for new applications such as imaging of the heart, chest and abdomen. MRI can detect conditions like multiple sclerosis, tumors, strokes, infections, and injuries to the spine, joints, ligaments, and tendons, among others. Unlike X-Rays and CT, which are other diagnostic imaging technologies, MRI does not expose patients to potentially harmful radiation.
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
The MRI industry has historically experienced growth as a result of:

•	recognition of MRI as a cost-effective, noninvasive diagnostic tool;

•	superior soft-tissue image quality of MRI versus that of other diagnostic imaging technologies;

•	wider physician acceptance and availability of MRI technology;

•	growth in the number of MRI applications;

•	MRI’s safety when compared to other diagnostic imaging technologies, because it does not use potentially harmful radiation; and

•	increased overall demand for healthcare services, including radiology services, for the aging population.
PET, PET/CT and CT
Positron emission tomography ("PET") is a nuclear medicine procedure that produces images of the body’s metabolic and biologic functions. PET can provide earlier detection of certain cancers, coronary diseases or neurologic problems than other diagnostic imaging systems. It is also useful for the monitoring of these conditions. PET can detect the presence of disease at an early stage. The ability of PET technology to measure metabolic activity assists in the identification of lesions and the assessment of organ health. A growing body of clinical research supports PET as a diagnostic tool for cancer diagnosis, staging, and treatment monitoring. Early detection of these conditions enables a broader range of treatments. The expansion of Centers for Medicare & Medicaid Services (“CMS”) coverage has driven the growth of PET. Since 1998, CMS has expanded coverage of PET procedures to include the diagnosis, staging, and restaging of lung, esophageal, colorectal, breast, head and neck cancers, lymphoma, and melanoma. Additionally, Medicare covers the use of PET scans for the diagnosis and treatment of dementia and neurodegenerative diseases, as well as for brain, cervical, ovarian, pancreatic, small lung cell, and testicular cancers. Under CMS’s current national coverage determination, PET is covered for the detection of pre-treatment metastases in newly diagnosed cervical cancer, as well as for brain, ovarian, pancreatic, small cell lung, and testicular cancers, where provided as part of certain types of clinical trials. In April 2009, CMS adopted a coverage framework that replaces the four-part diagnosis, staging, restaging and monitoring categories with a two-part framework. This new framework differentiates fluorodeoxyglucose (“FDG”) PET imaging used to inform the initial treatment strategy from other uses to guide subsequent treatment strategies after the completion of initial treatment. This change applies to all national coverage determinations that address coverage of FDG PET for oncologic conditions.
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
We estimate that approximately 60% of all newly diagnosed cancer patients today will be treated with some form of radiation therapy for their cancer therapy, throughout their life time. Radiation therapy often is used together with other oncology treatments such as chemotherapy and surgery. A typical radiation oncology department provides a wide range of services for cancer patients. These include: initial consultation; preparation for treatment; imaging, planning, and simulation for the treatment; delivery of radiation therapy treatments; management of the total course of therapy; and follow-up care. A number of different technologies can deliver the radiation, including linear accelerators and radioactive isotopes.
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

•
High dose rate brachytherapy (“HDR”). Like LDR, HDR allows the radiation oncologist to treat cancer by delivering the dose of radiation from the “inside out.” Unlike LDR, HDR utilizes temporary seeds, made of radioactive isotopes, that deliver a much higher dose of radiation over a much shorter period of time. These seeds are inserted and removed several times, over several minutes, one to two times per day, for 1-30 treatments delivered over 1-45 days, through catheters that are left in place for the entire course of care and then removed when the treatment course is completed..

Radiology and Radiation Oncology Settings
We typically provide radiology services and radiation oncology services in one of the following settings:

•
Outsourced. Imaging systems, largely located in mobile trailers but also provided in fixed facilities, provide services to a hospital or clinic on a shared-service or full-time basis. Generally, the hospital or clinic contracts with the radiology service provider to perform scans of its patients, and that hospital or clinic, instead of a third-party payor, pays the radiology service provider directly.

•
Hospitals and clinics. Imaging and/or radiation oncology systems are located in a hospital or clinic. These systems are primarily used by patients of the hospital or clinic, and the hospital or clinic bills third-party payors, such as health insurers, including Medicare or Medicaid.

•
Independent centers. Systems are located in permanent facilities not generally owned by hospitals or clinics. These centers depend upon physician referrals for their patients and generally do not maintain dedicated, contractual relationships with hospitals or clinics. Typically these centers are in markets in which strategic hospital partners are not available, but services are still needed. Like hospitals and clinics, these centers bill third-party payors for their services.

All of our radiation oncology services are provided in a hospital setting or at an independent radiation oncology center.
Our Competitive Strengths
Comprehensive radiology and radiation oncology solutions
We offer our clients a comprehensive radiology and radiation oncology solution, as well as ancillary services, such as marketing support, quality patient care programs, education, training, billing assistance and cost optimization management. In many cases, we provide services under our regulatory and licensing approvals for clients who lack that authority. We believe that a comprehensive service solution is an important factor when potential clients select a radiology or radiation oncology provider.
Deep relationships which allow us better opportunities to expand our service offerings.
We have relationships with more than 1,000 hospitals and healthcare providers in 45 states throughout the nation. This national footprint enabled us to leverage our position as a trusted partner to healthcare providers to expand our services beyond radiology and into radiation oncology, transforming us into a more complete outsourced service partner to our clients.
A leading national provider of shared-service and fixed-site MRI and PET/CT services
We are a leading national provider of shared-service and fixed-site MRI and PET/CT services, based on annual revenue and number of diagnostic imaging systems deployed. As of December 31, 2013, we had 263 MRI systems and 122 PET/CT systems in operation. Our size allows us to achieve operating, sourcing and administrative efficiencies, including (i) the ability to maximize utilization through efficient deployment of our mobile systems and (ii) equipment and medical supply sourcing savings and favorable maintenance contracts from equipment manufacturers and other suppliers.
Exclusive, long-term contracts with a diverse client base
We primarily generate revenues from exclusive, long-term contracts with hospitals and other healthcare providers. These contracts average approximately three years in length for mobile services, approximately five to 10 years in length for fixed-site arrangements and approximately 10 to 20 years in length for radiation oncology contracts. During the year ended December 31, 2013, no single client accounted for more than 2% of our revenue.

Reduced reimbursement risk
For the year ended December 31, 2013, we generated approximately 80% of our revenues by billing hospitals and other healthcare providers rather than billing patients or other third-party payors directly. These payments are due to us regardless of the clients’ receipt of payment from patients or reimbursement from third-party payors, including commercial payors, Medicare and Medicaid. Importantly, this contrasts with the vast majority of other diagnostic imaging and radiation oncology providers, who typically collect directly from patients and third-party payors and are therefore directly exposed to reimbursement cuts and higher experiences of bad debt. Our wholesale model reduces our exposure to patient bad debt, as evidenced by our bad debt expense of only 0.8% of revenues for the year ended December 31, 2013. Further, our short-term exposure to Medicare reimbursement cuts is limited because we received only approximately 4% of our imaging revenues directly from Medicare for the year ended December 31, 2013.
Significant cash flow generation
We have generated significant cash flows and have maintained attractive earnings from revenue less cost of revenue, excluding depreciation and amortization, and selling, general and administrative expenses over a sustained period of time. We attribute our strong cash flows and margins to: (1) comprehensive radiology and radiation oncology solutions, (2) the substantial value proposition for customers, (3) the strength of our customer relationships, (4) the largely wholesale nature of our revenues and (5) our economies of scale.
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
Our Services
We provide our outsourced imaging services, as of December 31, 2013, on the following bases:

•
Shared Service. We offered 53% of our systems on a part-time basis. These systems are located in mobile trailers that we transport to our clients’ locations. We schedule deployment of these mobile systems so that multiple clients can share use of the same system. The typical shared-service contract has a term of approximately three years.

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
Our Strategy
We are committed to executing on the three critical elements to drive our long-term growth. The three critical elements that we have defined to drive Alliance's continued success are:

•	to increase the competitive intensity within our core mobile and supplemental radiology service while transforming our radiology solutions through the Rad360 program

•	to reaccelerate the growth in radiation oncology services by investing in business development resources

•	to drive a performance based culture, enabling us to deliver efficient, low cost solutions to our customers and capture market share through effective sales and marketing programs.

Increase the competitive intensity within our core mobile and supplemental radiology service while transforming our radiology solutions through the Rad360 program
Our Imaging Division has proactively defined and developed a plan to grow radiology services, which we will execute on through further development and refinement of our value proposition, or Alliance Rad 360.
We believe we are a leading partner to hospitals for the services we provide. Our traditional core model is well received and has a proven track record of success. Alliance is building on the success of this model by creating an expanded value proposition that we believe will make us indispensable to our customers, and open our opportunities to encompass the entire radiology services market. To that end, Alliance Imaging will transition to become Alliance Radiology, which demonstrates our ability to be a complete radiology services outsource provider. We will continue to offer the traditional services for which Alliance is well known, however, our expanded offerings are being designed to maximize the profitability of the radiology service line for our hospital customers. We intend to help augment the performance of radiology departments by offering expert consulting and value-added services such as- strategy and analytics, demand generation, market intelligence, staff recruiting and training, understanding referral patterns, exam appropriateness and diagnostic quality, as well as best-in-class operational excellence initiatives and efficiencies.
In order to best understand our customer specific needs, we undertook extensive market and customer segmentation work, which we have used to tailor the value proposition to different types, or segments, of hospital customers. Additionally, we are strategically forming relationships and aligning ourselves with hospital systems that are positioned for long-term success in the industry, including system-wide relationships, to augment our portfolio of regional and community-based providers. We believe that our Alliance Rad 360 strategy will allow us to grow with these hospitals operators, providing a 360 degree view of Radiology Services and the expertise to diagnose, plan, execute, measure and deliver improvement. We have also expanded our business model to include focus on joint ventures, multi-modality centers and operating full radiology departments.
To support the growth of radiology services, we have divided the sales force into three business development teams with an executive leading each team. The first team is focused on driving new, high-quality sales opportunities more quickly, the second team is dedicated to improving contract renewals and expanding services with existing customers, and the third team is focused on driving specific strategic initiatives. Some of our sales initiatives include assessing talent and staffing levels, new training programs and next-generation sales force management program development, which includes defining new sales and renewals processes, metrics and redesigned reporting. We are focused on continuing to improve sales management and sales support infrastructure to increase the pace of new business and retain current customers through renewals. We believe a strengthened sales force will enable us to further diversify our business, pursue growth in low market share territories and focus on converting mature mobile customers to fixed-sites. We believe that the ability of our sales force to effectively cross-sell our radiology and radiation oncology services will provide us with future growth and margin enhancement.
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

Reaccelerate the growth in radiation oncology services by investing in business development resources
Radiation oncology is an established, growing form of treatment that has exhibited strong operating margins and a strong return on investment for us to date. Radiation oncology represents a significant opportunity for us, as we believe PET/CT technology is increasingly used for the early detection of cancer and approximately 50-60% of new cancer cases are treated with radiation oncology each year. Our Radiation Oncology Division has grown significantly over the past few years through both de-novo development and strategic acquisitions. For example, through the acquisition of US Radiosurgery in 2011, we added eight stereotactic radiosurgery facilities and during 2012 we opened three de-novo SRS facilities, and as of December 31, 2013, we operated 28 radiation oncology centers (one in an unconsolidated joint venture), including 17 in dedicated SRS facilities.
We plan to continue to grow and expand our Radiation Oncology Division by fully integrating our spectrum of care offerings, with an emphasis on becoming a fully-integrated oncology partner and driving industry-leading volume growth. The Radiation Therapy market is poised for continued growth as the population ages, and as better technology and improved care coordination provides an enhanced patient experience. Further, a publicly issued market survey of radiation therapy providers noted that approximately one-third of U.S. Healthcare facilities plan to acquire or replace radiation therapy equipment over the next three year, and Alliance Oncology will capitalize on this opportunity to partner with hospitals. We intend to find the best solution to address customer needs and become indispensable to our customers, with an emphasis on opportunities in the SRS segment. Hospitals partner with AO in order to deliver leading operational performance, shift capital risk, develop strategic marketing plans to capture patient volumes, create capacity to add cutting-edge technology to provide optimal treatment options for patients, increase ancillary hospital services and to take advantage of our reputation for clinical excellence. Relative to our sales strategy, we are creating metrics and pricing tools, and performing extensive market assessments to drive appropriate investment decisions. Lastly, we are aligning the incentive plans of our business development team to growth initiatives that exhibit stronger returns on capital, as well as assessing appropriate support levels needed to drive the sales strategy.
In pursuit of our company-wide initiative to monitor performance of existing customers and centers more effectively, in 2012 we undertook a performance assessment of our Radiation Oncology Division, including its existing facilities and partnerships. As a result of this analysis, we developed specific action plans for each center based on the review. Action plans included initiatives to focus on driving volume growth through adding SBRT capability to select existing linear accelerator systems and increased marketing efforts at well-performing facilities. Additionally, we created specific action plans for improvement or divestiture for under-performing sites with targeted dates of completion. We implemented these action plans effectively, and sold or closed 11 of our radiation oncology centers during 2012 and the beginning of 2013. We continue to be focused on driving volume growth and efficiency plans at our existing centers.
Drive a Performance Based Culture, enabling us to deliver efficient, low cost solutions to our customers and capture market share through effective sales and marketing programs
We have executed on a company-wide transformation project to take advantage of organizational efficiencies across the entire organization, and have now developed a culture of performance improvement related to efficiency and cost management, which we call “Driving a Performance Based Culture.” These efforts have improved efficiency and quality of service while reducing costs and maximizing the internal and external customer service levels we provide. This cultural discipline stretches across the Imaging and Radiation Oncology clinical service lines as well as other areas of the organization, including sales, business development and the corporate support functions, by establishing a framework for company-wide excellence. During 2012 and 2013 we achieved over $40 million in total savings company-wide by executing on cost efficiency initiatives in our services lines and corporate functions.
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
Most importantly, we are dedicated to the highest level of patient care standards and clinical quality. We strive to provide a variety of solutions designed to meet the needs of our clients by developing new surveying tools for both patients and clients. These surveying tools provide performance-driven data that enables us to improve levels of satisfaction for all of our clinical services. As a result of these efforts, we have achieved the highest levels of accreditation. We were the first national provider of shared-imaging services to be awarded accreditation by The Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, in 1998. All of our sites and centers are currently accredited by The Joint Commission (formerly known as JCAHO) or certified by the American College of Radiology. Further, the “Exceeding Patient Expectations” Award was has been awarded to Alliance since 2007, a distinction only 5% of Healthcare organizations surveyed by Avatar share.
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
Wholesale payments under our contracts are due to us independent of our clients’ receipt of retail reimbursement from third-party payors. We generated approximately 80% of our revenues for the year ended December 31, 2013 by providing these services to hospitals and other healthcare providers. To a lesser extent, we generate our revenues from direct billings to patients or their medical payors. We generated approximately 20% of our revenues for the year ended December 31, 2013 by providing services directly to patients or their medical payors. We typically reserve the right to reduce a client’s number of service days or terminate an unprofitable contract.
Systems
As of December 31, 2013, we had 449 diagnostic imaging and 42 radiation oncology systems, substantially all of which we own. Our diagnostic imaging division utilizes 263 MRI systems, 122 PET/CT systems, 22 CT systems, 9 ultrasound systems and 33 other imaging systems. Our radiation oncology division utilizes 19 SRS systems, 15 LINAC, 6 CT systems and 2 other oncology systems. We operated 125 fixed-site imaging centers (one in an unconsolidated joint venture), which are classified into three categories. The first category is hospital-based fixed-site imaging centers, which includes systems installed in hospitals or other buildings on hospital campuses, including modular buildings. The second category is physician-based fixed-site imaging centers, which includes systems installed inside medical groups’ offices, most of which are owned by hospitals. The third category is free-standing fixed-site imaging centers, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space. Of the consolidated fixed-site imaging centers, 82 were hospital-based fixed-site imaging centers, 23 were physician-based fixed-site imaging centers, and 16 were free-standing fixed-site imaging centers. Of the 125 fixed-site imaging centers we operated at December 31, 2013, 95 were MRI fixed-site imaging centers, 19 were PET/CT fixed-site imaging centers, and eleven were other modality fixed-site imaging centers. We have made significant investments in our systems in an effort to ensure that we maintain the newest, most advanced imaging systems that meet our clients’ needs. Moreover, because we can upgrade most of our current MRI and PET/CT systems, we believe we have reduced the potential for technological obsolescence. We also operated 28 radiation oncology centers and stereotactic radiosurgery facilities (including one radiation oncology center in an unconsolidated joint venture) at December 31, 2013.
We purchase our imaging and radiation oncology systems from major medical equipment manufacturers, primarily General Electric Medical Systems, Siemens Medical Systems, Philips Medical Systems, Varian Medical Systems, Elekta and Accuray, Inc. Generally, we contract with clients for new or expanded services before we order new imaging systems. This practice reduces our system utilization risk. As one of the largest commercial purchasers of MRI, PET/CT, and SRS systems in the United States, we believe we receive relatively attractive pricing for equipment and service contracts from these equipment manufacturers.
Regional Structure / Segments
We divide our imaging operations into east and west geographic regions. None of our revenues for the years ended December 31, 2013, 2012 and 2011 were derived from business outside the United States. We believe we will continue to benefit from our regional managers’ direct contact with and knowledge of the markets we serve, which allows us to address the specific needs of each local operating environment. Each region continues to market, manage and staff the operation of its imaging systems and is run as a separate profit center responsible for its own revenues, expenses and overhead. To complement this regional arrangement, we continue to have standardized contracts, operating policies and other procedures that we implement nationwide in an effort to ensure quality, consistency and efficiency across all regions. We run radiation oncology as a separate profit center responsible for its own revenues, expenses and overhead, and we manage it on a national basis. For the purposes of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” we have two reportable segments, Imaging and Radiation Oncology, based on similar economic and other characteristics. See Note 17 of the Notes to the Consolidated Financial Statements for financial information about our segments.
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
Timely, effective maintenance is essential for achieving high utilization rates of our systems. Typically, we contract with the original equipment manufacturers, or OEMs, for comprehensive maintenance programs on our systems to minimize the period of time the equipment is unavailable. System repair typically takes less than one day but could take longer, depending upon the nature of the repair. During the warranty period and maintenance contract term, we receive guarantees related to equipment operation and availability.
Sales and Marketing

As of December 31, 2013, our national sales and business development force and sales support staff consisted of 38 members. These team members consult with new hospital clients and support our current customers to continue our current relationship and help identify new opportunities to expand their business with us. The sales force is organized nationally under leadership in each of the Imaging and Radiation Oncology Divisions. The Imaging Division is under the oversight of three executives, one who focuses on driving new sales, one who leads the initiative to expand our current relationships and one who focuses on certain strategic initiatives. The Radiation Oncology Division is under the oversight of the division president and one other executive. Some of our executive officers and other senior vice presidents also spend a portion of their time participating in contract negotiations. As of December 31, 2013, we also had an executive leading the market organization, with 34 marketing representatives who are focused on increasing the number of patients scanned or treated on our systems by educating physicians and radiation oncologists about our new imaging and radiation oncology applications and service capabilities and also by capturing additional market share.
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
We are, and expect to continue to be, subject to competition in our targeted markets from businesses offering diagnostic imaging and radiation oncology services, including existing and developing technologies. Many companies are engaged in the shared-service and fixed-site imaging market, including two national competitors and many smaller regional competitors. These competitors include RadNet, Inc., Center for Diagnostic Imaging (which purchased InSight Health Services Corp. in 2012), Diagnostic Imaging Group, American Radiology Services and several smaller regional competitors, including Medquest, Inc., Shared Medical Services, Kings Medical Company Inc. and DMS Health Group. We also face numerous competitors in the radiation oncology market, including Radiation Therapy Services, Inc., Vantage Oncology, Inc., Oncure Medical Corp., US Oncology, Inc. (a subsidiary of McKesson Corporation since December 30, 2010) and many other smaller regional competitors. While we believe that we had a greater number of diagnostic imaging systems in operation and also had greater revenue from diagnostic imaging services during the year ended December 31, 2013 than our principal competitors, some of our competitors may, in either the diagnostic imaging or radiation oncology businesses, now or in the future have access to greater resources than we do.
In addition to direct competition from other imaging and radiation oncology providers, we compete with independent imaging centers and referring physicians with diagnostic imaging systems in their own offices, as well as with original equipment manufacturers ("OEMs") that aggressively sell or lease imaging systems to healthcare providers for full-time installation. In recent years, we have seen an increase in direct sales by OEMs of systems to some of our clients. OEMs typically target our higher scan volume clients. These sales efforts by OEMs have resulted in an overcapacity of systems in the marketplace, especially for medical groups that add imaging capacity within their practice settings. This situation has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We typically replace these higher volume scan clients with lower volume clients. Our MRI revenues decreased during the year ended December 31, 2013 compared to 2012, primarily as a result of a strategic reduction of our customer base in 2012 and industry-wide weakness in outpatient healthcare volumes. We believe that MRI revenues will continue to decline in future years.
In all of our businesses, we may also experience greater competition in states that currently have certificate-of-need (“CON”) laws if those laws are repealed, thereby reducing barriers to entry in those states.
Employees
As of December 31, 2013, we had 1,504 employees, of whom 1,195 were trained diagnostic imaging technologists, therapists, patient coordinators, other clinical and technical support staff or drivers. In addition, we use independent contractor drivers for some long-haul and rural routes. We believe we have good relationships with our employees.
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

Regulation
Our business is subject to extensive federal and state government regulation. This includes the federal Anti-Kickback Law and similar state anti-kickback laws, the Stark Law and similar state laws affecting physician referrals, the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH Act, and similar state laws addressing privacy and security, state unlawful practice of medicine and fee splitting laws and state certificate of need ("CON") laws. Although we believe that our operations materially comply with the laws governing our industry, it is possible that non-compliance with existing laws or the adoption of new laws or interpretations of existing laws could adversely affect our financial performance.
Fraud and Abuse Laws; Physician Referral Prohibitions
The healthcare industry is subject to extensive federal and state regulation relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services and payment for services.
In particular, the federal Anti-Kickback Law prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests, and providing anything at less than its fair market value. In addition, there is no one generally accepted definition of intent for purposes of finding a violation of the Anti-Kickback Law. For instance, one court has stated that an arrangement will violate the Anti-Kickback Law where any party has the intent to unlawfully induce referrals. In contrast, another court has opined that a party must engage in the proscribed conduct with the specific intent to disobey the law to be found in violation of the Anti-Kickback Law. The lack of uniform interpretation of the Anti-Kickback Law makes compliance with the law difficult. Moreover, recent health care reform legislation has strengthened these laws. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. The penalties for violating the Anti-Kickback Law can be severe. These sanctions include criminal penalties and civil sanctions, including fines, imprisonment and possible exclusion from the Medicare and Medicaid programs.
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
Certificate-of-Need Laws
In some states, a CON or similar regulatory approval is required before the acquisition of high-cost capital items, including diagnostic imaging or radiation oncology systems or provision of diagnostic imaging or radiation oncology services by us or our clients. CON regulations may limit or preclude us from providing diagnostic imaging or radiation oncology services or systems. Revenue from states with CON regulations represented a substantial portion of our total revenue for the year ended December 31, 2013.
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
Reimbursement
We derive most of our revenues directly from healthcare providers, primarily from acute care hospitals, with whom we contract to provide services to their patients. We generated approximately 80% of our revenues for the year ended December 31, 2013, by providing services to hospitals and other healthcare providers. Some of our revenues come from third-party payors, including government programs such as the Medicare and Medicaid programs, that we bill directly. In the year ended December 31, 2013, we derived 20% of our revenues from direct billings to patients and their third-party payors. Services for which we submit direct billings for Medicare and Medicaid patients are paid on a fee schedule basis, and patients are responsible for deductibles and coinsurance.
With respect to our retail business, for services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress had failed to intervene. In the past, when the application of the statutory formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. For 2013, the Centers for Medicare & Medicaid Services ("CMS") projected an aggregate rate reduction of 26.5% from 2012 payment rates if Congress failed to intervene. This reduction was delayed by the enactment of the ATRA on January 2, 2013, which allowed for the continuation of 2012 physician payment rates by adopting a 0% update through December 31, 2013.
For 2014, CMS estimated that the statutory formula would result in a 20.1% reduction in physician payment rates if Congress failed to intervene. On December 26, 2013, President Obama signed into law the Bipartisan Budget Act of 2013 (“2013 Budget Act”), which replaced the payment reduction scheduled to take effect on January 1, 2014, with a 0.5% increase in physician payment rates for the period beginning January 1, 2014, and ending on March 31, 2014. There also have been a number of legislative initiatives to develop a permanent revision to the statutory formula. If Congress fails to extend the existing rates beyond the current March 31, 2014 deadline or otherwise fails to revise the statutory formula for future years to prevent substantial reductions to physician payment levels, the resulting decrease in payment will adversely affect our revenues and results of operations.
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
In the Physician Fee Schedule for 2014, CMS made additional revisions to the formula it uses to account for physician time and practice expenses when calculating updates to the Physician Fee Schedule. CMS's revisions include changes to the Medicare Economic Index formula, which have the effect of redistributing some practice expense payment to the physician time component. This policy change, combined with the 90% usage rate assumption described above and various other adjustments for the 2014 Physician Fee Schedule, are projected to result in an aggregate payment increase of 1% in radiation oncology, no change to payments for nuclear medicine, and aggregate payment reductions of 2% in radiology, 11% for suppliers providing the technical component of diagnostic tests, and 1% for radiation therapy centers. At this time, we do not believe that these regulatory changes will have a material effect on our future retail revenues.
In addition to annual updates to the Physician Fee Schedule, as indicated above, CMS also publishes regulatory changes to the hospital outpatient prospective payment system (“HOPPS”) on an annual basis. These payments are bundled amounts received by our hospital clients for hospital outpatient services related to PET scans, PET/CT scans and SRS treatments. Recent adjustments to the HOPPS payments for these procedures have not had a material adverse effect on our revenue and earnings in 2011, 2012 or 2013.
Beginning on April 1, 2013, the ATRA required CMS to equalize the HOPPS payment associated with Cobalt 60-based SRS treatments to the payment amount for the less-expensive, linac-based SRS treatment. In the final HOPPS rule for 2014, CMS equalized payments for the treatments by establishing a single new payment level derived from CMS claims data for both treatments, which results in a payment increase for linac-based treatments and a payment decrease for Cobalt 60-based treatments beginning January 1, 2014. In addition, beginning in 2014, CMS will utilize newly-available data to revise its estimate of hospitals' costs of providing CT and MRI services, which are used to calculate Medicare payments to hospitals for these services. The use of such data could result in payment reductions for CT and MRI procedures performed in the outpatient departments of our hospital clients. At this time, we do not believe that these changes will have a material adverse effect on our future revenues; however, we cannot predict the effect of future rate reductions on our future revenues or business.
Over the past few years, the growth rate of MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, additional patient-related cost-sharing programs and an increasing trend of third-party payors intensifying their utilization management efforts, for example, through benefit managers who require prior authorizations to control the growth rate of imaging services generally. We expect that these trends will continue. Another recent initiative to potentially reduce utilization of certain imaging services is the Medicare Imaging Demonstration, which is a two-year demonstration project designed to collect data regarding physician use of advanced diagnostic imaging services. This information would be used to determine the appropriateness of services by developing medical specialty guidelines for advanced imaging procedures within three designated modalities (MRI, CT and nuclear medicine). On February 2, 2011, CMS announced that it selected five participants for the demonstration project. The data collection portion of the demonstration concluded on April 1, 2012, and the 18-month intervention portion of the demonstration then went into effect, during which time the appropriateness of a physician's order for diagnostic imaging services was considered at the time the order was entered into the decision support systems being tested. The demonstration was expected to conclude on September 30, 2013.
We cannot predict the full impact of the PPACA on our business. The reform law substantially changed the way health care is financed by both governmental and private insurers. Although certain provisions may negatively affect payment rates for certain imaging services, the PPACA also extended coverage to an estimated 25 million previously uninsured people, which may result in an increase in the demand for our services. Other legislative changes have been proposed and adopted since the PPACA was enacted, which also may impact our business. On August 2, 2011, the President signed into law the Budget Control Act of 2011 (“BCA”), which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reduction to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which were scheduled to go into effect on January 2, 2013. The enactment of the ATRA delayed the imposition of the automatic cuts until March 1, 2013. On March 1, 2013, the President signed an executive order implementing the automatic budget reductions. Pursuant to that order, payments to Medicare providers for services furnished on or after April 1, 2013 were reduced by 2%. The impact to our revenue related to this 2% reduction was approximately $0.3 million in 2013 and is anticipated to be $0.4 million in 2014. The 2013 Budget Act extended the 2% reduction in payments to Medicare providers by another two years (through 2023), and unless Congress acts to repeal or revise the automatic budget cuts enacted by the BCA, this payment reduction will continue. The full effect of the PPACA, BCA and ATRA on our business is uncertain, and it is not clear whether other legislative changes will be adopted or how those changes would affect the demand for our services.
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
Executive Officers of the Registrant
Set forth below is information regarding our executive officers, including their principal occupations for the past five years and their ages as of March 13, 2014. There are no family relationships between any of our executive officers and any other executive officer or board member. Our board of directors elects our executive officers, who serve at the discretion of our board of directors.

Name	Age	Present Position
Percy C. Tomlinson	52	Chief Executive Officer
Michael J. Shea	62	Chief Operating Officer
Howard K. Aihara	50	Executive Vice President and Chief Financial Officer
Richard W. Johns	56	Executive Vice President, General Counsel and Secretary
Richard A. Jones	50	President, Alliance Imaging
Gregory E. Spurlock	52	President, Alliance Oncology

Percy C. Tomlinson became Chief Executive Officer in October 2013. Mr. Tomlinson has more than 25 years of diverse executive management and leadership experience, serving in a variety of roles, most recently as the Chief Executive Officer of Midwest Dental, from 2012 until joining us. Previously, he spent 10 years with the Center for Diagnostic Imaging, Inc. (CDI) in several senior roles including Chief Executive Officer from 2011 to 2012, President, and Chief Operating Officer from 2005 to 2011 and Senior Vice President and Chief Financial Officer from 2002 to 2005.
Michael J. Shea joined Alliance HealthCare Services as Chief Operating Officer in June, 2012. His healthcare industry business experience spans more than 30 years, including senior executive roles in both private and public companies ranging from successful start-ups to established industry leaders. From June 2008 to June 2012, Mr. Shea was senior vice president of operations at DaVita, Inc., the renal care division of DaVita Healthcare Partners, Inc., a publicly held healthcare services company with more than $12 billion in revenues, operating over 2,000 dialysis clinics, and serving over 850 hospitals. Mr. Shea was responsible for western operations, as well as being the senior executive in charge of DaVita’s Hospital Services Group. Prior to DaVita, he was the senior vice president of business development and marketing at TeamHealth, a publicly held company and a national leader in providing emergency medicine and hospitalist services to hospitals.
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
Richard W. Johns has served as our Executive Vice President, General Counsel and Secretary since February 1, 2012. Mr. Johns has had a legal career spanning over 30 years providing legal services to a variety of healthcare clients based in the United States and Europe. From 2010 to 2012, he was General Counsel at LaVie Care Centers, a national long-term care company with revenues in excess of $1 billion annually and approximately 19,000 employees caring for 13,000 residents. Prior to his role with LaVie Care Centers, from 2009 to 2010, Mr. Johns maintained his own law practice serving various healthcare clients in the United States and Europe, and from 1998 to 2008 served as a partner with the internationally recognized firm of Foley & Lardner, where he was instrumental in developing a national healthcare practice. Mr. Johns began his legal career working with various law firms in the Washington, D.C. area and holds a Juris Doctor degree from the University of Southern California.
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
Gregory E. Spurlock was appointed President of Alliance Oncology in April 2013. He initially joined Alliance Oncology as Chief Administrative Officer in April 2011, as part of the company’s acquisition of US Radiosurgery and was later promoted to Senior Vice President of Business Development and Contract Operations in June of 2012. In his current role, Mr. Spurlock oversees all aspects of Alliance Oncology’s SRS facilities and radiation therapy centers. Mr. Spurlock's career has been focused on ancillary services, physician relationships and facility development. Mr. Spurlock joined US Radiosurgery in 2004 and held various executive leadership positions with the company and its affiliates from 2004 until its acquisition by Alliance in 2011, including Chief Operating Officer of US Radiosurgery, Executive Vice President of NeoSpine, and Chief Executive Officer of Imaging One, LLC. Prior to 2004, Mr. Spurlock also held the role of Executive Director at Tennessee Orthopaedic Alliance and at the Kerlan-Jobe Orthopaedic Clinic in Los Angeles.

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

Risks Related to Government Regulation of Our Business
Changes in the rates or methods of third-party reimbursements for diagnostic imaging and radiation oncology services could result in reduced demand for our services or create downward pressure, which could cause our revenues to decline and harm our financial position.
We derived approximately 20% of our 2013 revenues from direct billings to patients and third-party payors such as Medicare, Medicaid or private health insurance companies. Changes in the rates or methods of reimbursement for the services we provide could have a significant negative effect on those revenues. Moreover, our healthcare provider clients on whom we depend for the majority of our revenues generally rely on reimbursement from third-party payors. If we or our clients receive decreased reimbursements as a result of various governmental efforts to reduce healthcare costs as described in detail in Item 1, Business-Regulation and Reimbursement, these decreases could result in a reduced demand for our services or downward pricing pressures, which could have a material adverse effect on our results of operation and financial position.
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
We are directly or indirectly through our clients subject to extensive regulation by both the federal government and the states in which we conduct our business, including the federal Anti-Kickback Law and similar state anti-kickback laws, the Stark Law and similar state laws affecting physician referrals, the federal False Claims Act, HIPAA, as amended by the HITECH Act, and similar state laws addressing privacy and security, state unlawful practice of medicine and fee splitting laws, state CON laws, the Medicare and Medicaid statutes and regulations, and requirements for handling biohazardous and radioactive materials and wastes.
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
A number of states in which we operate are located have adopted a form of anti-kickback law and/or Stark Law. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. A determination of liability under the laws described in this risk factor could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.
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
In addition to extensive existing government healthcare regulation, there have been and continue to be numerous initiatives at the federal and state levels for reforms affecting the payment for and availability of healthcare services, including proposals that would significantly limit reimbursement under the Medicare and Medicaid programs. Limitations on reimbursement amounts and other cost containment pressures have in the past resulted in a decrease in the revenue we receive for each scan we perform, which would reduce our revenues and hard our operating results. For a more detailed discussion of the various state and federal legislation and regulations to which we are subject, see Item 1, Business-Regulation and -Reimbursement.
The application or repeal of state certificate of need regulations could harm our business and financial results.
Some states require a CON or similar regulatory approval prior to the acquisition of high-cost capital items, including diagnostic imaging and radiation oncology systems or provision of diagnostic imaging and radiation therapy services by us or our clients. A majority of the 45 states in which we operate require a CON, and more states may adopt similar licensure frameworks in the future. In many cases, a limited number of these certificates are available in a given state. If we are unable to obtain the applicable certificate or approval or additional certificates or approvals necessary to expand our operations, these regulations may limit or preclude our operations in the relevant jurisdictions.
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
All of the states in which we operate require the imaging technologists and radiation therapists who operate systems to be licensed or certified. Also, each of our retail sites must continue to meet various requirements to receive payments from the Medicare program. In addition, we are currently accredited by The Joint Commission, an independent, non-profit organization that accredits various types of healthcare providers such as hospitals, nursing homes and providers of diagnostic imaging services. In the healthcare industry, various types of organizations are accredited to meet certain Medicare certification requirements, expedite third-party payments and fulfill state licensure requirements. Some managed care providers prefer to contract with accredited organizations. Any lapse in our licenses, certifications or accreditations or those of our technologists, or the failure of any of our retail sites to satisfy the necessary requirements under Medicare could adversely affect our operations and financial results.
We cannot predict the full extent of recent legislative changes on our business, and their effects may harm our financial performance and our stockholder value.
Recent healthcare reform laws, in particular the Patient Protection and Affordable Care Act ("PPACA"), substantially changed the way health care is financed by both governmental and private insurers. For example, certain provisions may negatively affect payment rates for some imaging and radiation oncology services. A number of states have opted out of participation in the PPACA, which reduces the number of previously uninsured people who can participate in the program. Other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the President signed into law the BCA, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reduction to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. The enactment of the ATRA of 2012 on January 2, 2013, delayed the imposition of these automatic cuts until March 1, 2013. On March 1, 2013, the President signed an executive order implementing the automatic reductions. Pursuant to that order, payments to Medicare providers for services furnished on or after April 1, 2013 were reduced by 2%. The impact to our revenue related to this 2% reduction was approximately $0.3 million in 2013 and is anticipated to be $0.4 million in 2014. The 2013 Budget Act extended the 2% reduction in payments to Medicare providers by another two years (through 2023), and unless Congress acts to repeal or revise the automatic budget cuts enacted by the BCA, this payment reduction will continue. The full effect on our business of the PPACA and BCA is uncertain, and it is not clear whether other legislative changes will be adopted or how those changes would affect the demand for our services.
Other Risks Related to Our Business
Our MRI and PET/CT scan volumes were lower in 2013 than in 2012, and a continued decline in the volumes could have a material adverse effect on the demand for our services and/or our future revenues.
We believe the reductions we experienced in our 2013 MRI and PET/CT scan volumes resulted from high unemployment rates, the number of under-insured or uninsured patients, the reported decline in physician office visits, hospitals adding imaging services directly to enhance hospital profitability and other conditions arising from the global economic conditions described below. We believe that demand for MRI and PET/CT scans from our shared-service operations will continue to decline in future periods as a result of these factors. If we are unable to arrest and reverse these declines, our financial performance and condition will suffer.
We experience competition from other medical diagnostic and radiation oncology companies and equipment manufacturers, and this competition, as well as overcapacity to meet demand for medical diagnostic and radiation oncology services, could adversely affect our revenues and our business.
The market for diagnostic imaging and radiation oncology services and systems is competitive. In addition to direct competition from other imaging and radiation oncology providers, we compete with independent imaging centers and referring physicians with diagnostic imaging systems in their own offices, as well as with OEMs that aggressively sell or lease imaging or radiation oncology systems to healthcare providers for full-time installation. Some of our competitors may now or in the future have access to greater resources than we do or may be less burdened with debt and contribute to overcapacity to meet the demand for our services. If we are unable to compete successfully with this diverse group of competitors, particularly if overall MRI usage declines, our client base will decline and our business and financial condition will suffer.

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
When our clients' contracts with us expire, those clients may cease using our imaging services and purchase or lease their own imaging systems or use our competitors' imaging systems. During the year ended December 31, 2013, we continued to experience a rate of contract terminations similar to 2012 levels partially due to stepped up efforts to renew existing contracts and due to the ability of some of our clients to exercise early termination clauses and otherwise discontinue service before maturity. Additionally, marketing, sales and attractive financing alternatives offered by OEMs to our clients may impact our ability to renew or maintain client contracts in 2014 and beyond. As a result of these and other factors, our MRI and PET/CT revenues for 2013 declined compared to 2012 levels. If our clients do not renew or maintain their contracts as we expect, our business will suffer. It is not always possible to obtain replacement clients quickly. Historically, many replacement clients have been smaller facilities that have a lower number of scans and generate less revenue than the clients we lost. We also run the risk of being unable to renew or maintain our client contracts in our Radiation Oncology Division.
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
Our corporate headquarters is located in California and we currently operate in various geographic regions across 45 states. Consequently, we are subject to varying risks for natural disaster, including draught, hurricanes, blizzards, floods, earthquakes and tornados. Depending on its severity, a natural disaster could damage our facilities and systems or prevent potential patients from traveling to our centers. Damage to our equipment or any interruption in our business would adversely affect our financial condition and could result in the loss of the capital invested in the damaged facilities or systems or anticipated future cash flows from those facilities or systems.
Adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit markets could adversely affect our operating results, financial condition or liquidity.
We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. Global market and economic conditions continue to be very challenging with tight credit conditions and slow or negative economic growth in most major economies generally expected to continue in 2014 and possibly beyond. These conditions, combined with volatile oil prices, declining business and consumer confidence, increased unemployment, increased tax rates and governmental budget deficits and debt levels have contributed to volatility of unprecedented levels in our business. We believe our MRI and PET/CT scan volumes were reduced during 2013 due to an increase in the number of under-insured or uninsured patients, the reported decline in physician office visits, hospitals adding imaging services to enhance hospital profitability and other conditions arising from the global economic conditions described above. We cannot quantify the effect these conditions might have on our future revenues or business, although we believe that MRI scans will continue to decline in 2014. If we are unable to arrest and reverse these declines, our financial performance and condition will suffer.
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
Some of our healthcare provider clients do not have significant financial resources, liquidity or access to capital. If these clients experience financial difficulties, they may be unable to pay us for the services that we provide. We have experienced, and expect to continue to experience, write-offs of accounts receivables from healthcare provider clients that become insolvent, file for bankruptcy or are otherwise unable to pay amounts owed to us. A significant deterioration in general or local economic conditions could have a material adverse effect on the financial health of some of our healthcare provider clients. As a result, we may have to increase the amounts of accounts receivables that we write-off, which would adversely affect our financial condition and results of operations.
Technological change in our industry could reduce the demand for our services and require us to incur significant costs to upgrade our equipment.
We operate in a competitive, capital intensive and high fixed-cost industry. The development of new technologies or refinements of existing ones might make our existing systems technologically or economically obsolete, or reduce the need or demand for our systems. Numerous companies currently manufacture MRI and PET/CT, radiation oncology and other diagnostic imaging systems. Competition among manufacturers for a greater share of the MRI, PET/CT and other diagnostic imaging systems market has resulted in and likely will continue to result in technological advances in the speed and imaging capacity of these new systems, including the new ultra-high field MRI systems and 256-slice CT systems. Consequently, the obsolescence of our systems may be accelerated. In the future, to the extent we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing or the issuance of equity or debt securities, we may be unable to maintain a competitive equipment base. In addition, advancing technology may enable hospitals, physicians or other service providers to perform procedures without the assistance of service providers such as ourselves. As a result, we may not be able to maintain our competitive position in our targeted regions or expand our business.

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
In response to recent press reports concerning the risk of significant, sometimes fatal, errors in radiation therapy, especially relating to linear radiation, accreditation of facilities and the establishment of a national error reporting database are under consideration. In addition, various trade organizations have called for quality improvement measures and the establishment of the nation's first central database for the reporting of errors involving linear particle accelerators and CT scanners. Federal legislation in these areas is under consideration and a Congressional hearing was held in February 2010. We are not aware of any actions taken after the hearing. In addition, on September 29, 2010, California enacted a law that requires hospitals and clinics to record radiation doses for CT scans, which became effective July 1, 2012, and to report any overdoses to patients, their doctors and the California Department of Public Health. Effective July 1, 2013, the new California law requires all facilities that furnish CT services to be accredited by an organization approved by CMS, the Medical Board of California or the California Department of Public Health. Other states have considered similar legislation and enacted regulations to implement additional record keeping, education, or oversight requirements relate to CT services. We cannot assure you that the cost of complying with any new regulations will not be substantive, that the negative publicity concerning these errors will not adversely affect our business, or that these types of errors will not occur with our services.
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
Our senior management team has extensive experience in our industry. We believe that they are instrumental in guiding our business, instituting valuable performance and quality monitoring, and driving innovation. Accordingly, our future performance is substantially dependent upon the services of our senior management team and our ability to attract talented executives as and when needed. In particular, we depend upon Tom Tomlinson, our Chief Executive Officer, and Michael Shea, our Chief Operating Officer, for their skills, experience, and knowledge of our company and industry contacts. We do not have key employee insurance policies covering any of our management team. The loss of Mr. Tomlinson, Mr. Shea, or other members of our management team could have a material adverse effect on our business, results of operations or financial condition.
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
Fuel costs constitute a significant portion of our mobile operating expenses, through diesel fuel for our tractor fleet and mileage reimbursement for our teammembers. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and supply and demand. Fuel availability is also affected by demand for home heating oil, diesel, gasoline and other petroleum products, as well as overall economic conditions. Because of the effect of these events on the price and availability of fuel, we cannot predict the cost and future availability of fuel with any degree of certainty. In the event of a fuel supply shortage or further increases in fuel prices, we might be forced to curtail our scheduled mobile services. Continued high fuel costs or further increases will harm our financial condition and results of operations.

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
As of December 31, 2013, funds managed by Oaktree Capital Management, LLC and MTS Health Investors, LLC (collectively, the “Investor Parties”) beneficially owned approximately 51.0% of our outstanding shares of common stock. So long as they beneficially own at least 35% of our outstanding shares of common stock, the Investor Parties will have the right to designate three of the members of our board of directors. As a result of their ownership of our common stock and their right to designate three directors, the Investor Parties have the ability to exert significant influence on our management and operations, as well as control the outcome of matters requiring stockholder approval, including approving mergers, consolidations or sales of all or substantially all of our assets, election of directors and advisory votes, including advisory votes related to our executive pay practices and appointment of independent registered auditors. This concentration of ownership and voting power may have the effect of delaying or preventing a merger, consolidation, sale of assets or other similar transaction that involves a third party.
Because of the equity ownership of the Investor Parties, we are considered a “controlled company” for purposes of the National Association of Securities Dealers Automated Quotations: Global Market ("NASDAQ") listing requirements. As such, we are exempt from the requirement that the majority of our board of directors meet the standards of independence established by the NASDAQ and we are exempt from the requirement that we have a separate Compensation Committee comprised entirely of directors who meet those independence standards. Although we do not currently intend to rely upon the exemption available for controlled companies, we may choose to use the exemption at any time that we remain a controlled company. The NASDAQ independence standards are intended to ensure that directors who meet the independence standards are free of any conflicting interest with management that could influence their actions as directors. It is possible that the interests of the Investor Parties may in some circumstances conflict with our interests or the interests of our other stockholders.
Possible volatility in our stock price could negatively affect us and our stockholders.

The trading price of our common stock has fluctuated significantly in the past. During the period from January 1, 2011 through December 31, 2013, the trading price of our common stock fluctuated from a high of $31.61 per share to a low of $3.61 per share. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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

Moreover, these provisions can only be amended by the vote of 66 2/3 or more of our outstanding shares entitled to vote. Furthermore, we are subject to Section 203 of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change in control.
Risks Related to Our Debt
Our substantial debt could restrict our operations and make us more vulnerable to adverse economic conditions.
We are highly leveraged. As of December 31, 2013, we had $529.7 million of outstanding debt, excluding letters of credit, and approximately $26.1 million was available for borrowing under our revolving credit facility. Our substantial debt could have important consequences for our stockholders. For example, it requires us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and acquisitions and for other general corporate purposes. In addition, our debt could:

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
Our credit agreement contains restrictions on our ability to incur additional debt and engage in business activities and requirements that we maintain specified financial ratios. If we cannot comply with these covenants, we may be in default under these agreements.
Our credit agreement contains affirmative and negative covenants that restrict, among other things, our ability to:

•	incur additional debt;

•	sell assets;

•	create liens or other encumbrances;

•	make certain payments and dividends; or

•	merge or consolidate.
In addition, the credit agreement also contains a leverage ratio covenant requiring the Company to maintain a maximum total debt to consolidated adjusted EBITDA expense that ranges from 4.95 to 1.00 to 4.30 to 1.00. For the period ended December 31, 2013, the Credit Agreement requires a maximum leverage ratio of not more than 4.95 to 1.00.
All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. A failure to comply with these covenants and restrictions would permit the relevant creditors to declare all amounts borrowed under the relevant borrowing, together with accrued interest and fees, to be immediately due and payable. If the debt under the credit facility is accelerated, we may not have sufficient assets to repay amounts due under the credit facility or on other debt then outstanding. If we are unable to refinance our debt, we could become subject to bankruptcy proceedings, and you may lose all or a portion of your investment because of the priority of the claims of certain of our creditors on our assets.
If there is a default under the agreements governing our material debt, the value of our assets may not be sufficient to repay our creditors.
Our property and equipment, which make up a significant portion of our tangible assets, had a net book value of $169.8 million as of December 31, 2013 and $208.6 million as of December 31, 2012. The book value of these assets should not be relied on as a measure of realizable value for such assets. The realizable value may be lower than net book value. The value of our assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts recovered. Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and further reduce the amounts that recovered. Our goodwill and other intangible assets had a net book value of $158.8 million as of December 31, 2013 and $183.4 million as of December 31, 2012. These assets primarily consist of the excess of the acquisition cost over the fair market value of the net assets acquired in purchase transactions, customer contracts and costs to obtain certificates of need. The value of goodwill and other intangible assets will continue to depend significantly upon the success of our business as a going concern and the growth in future cash flows. As a result, in the event of a default under the agreements governing our material debt or any bankruptcy or dissolution, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.
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
We and our subsidiaries may be able to incur substantial additional debt in the future. The terms of our credit agreement permit us or our subsidiaries to incur additional debt, subject to certain restrictions. In addition, as of December 31, 2013, our credit facility permitted additional borrowings of up to approximately $26.1 million under our revolving credit facility subject to the covenants contained in our credit facility. If we add new debt to our or our subsidiaries' current debt levels, the risks discussed above could intensify.
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
An increase in prevailing interest rates would have an effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. As of December 31, 2013, approximately $504.1 million of our debt was at variable interest rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt. If interest rates are higher when our debt becomes due, we may be forced to borrow at the higher rates.
As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, carry the risks that the other parties to the agreements may not perform or that the agreements could be unenforceable. In the fourth quarter of 2013, we entered into five interest rate cap agreements to avoid unplanned volatility in the income statement due to changes in the London Interbank Offered Rate ("LIBOR") interest rate environment. These agreements, which mature in December 2019, have a total notional amount of $250.0 million and were designated as cash flow hedges of future cash interest payments associated with a portion of our variable rate bank debt. Under these arrangements, we have purchased a cap on LIBOR at 2.50%.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
We lease approximately 36,634 square feet of space in Newport Beach, California for our executive and principal administrative offices. We also lease 20,000 square feet of space in Canton, Ohio for our retail billing and scheduling operations. We lease 15,900 square feet of space for a large regional office in Andover, Massachusetts, in addition to other small regional offices we lease throughout the country. We also lease a 11,200 square foot operations warehouse in Fontana, California and a 9,000 square foot operations warehouse in Childs, Pennsylvania, which are used for the Imaging Division.

ITEM 3.	LEGAL PROCEEDINGS
From time to time we are involved in routine litigation and regulatory matters incidental to the conduct our business. We believe that resolution of such matters will not have a material adverse effect on our consolidated results of operations or financial position.
In the normal course of business, we make certain guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. We indemnify other parties, including customers, lessors, and parties to other transactions with ourselves, with respect to certain matters. We have agreed to hold the other party harmless against losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims arising from a breach of representations or covenants. In addition, we have entered into indemnification agreements with our executive officers and directors and the bylaws contain similar indemnification obligations. Under these arrangements, we are obligated to indemnify, to the fullest extent permitted under applicable law, our current or former officers and directors for various amounts incurred with respect to actions, suits or proceedings in which they were made, or threatened to be made, a party as a result of acting as an officer or director.
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At December 31, 2013, the Company has determined that no liability is necessary related to these guarantees and indemnities.
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
In the first quarter of 2013, the former owners of MOS paid $1.2 million which represented the remaining amount of the indemnification cap created in connection with the acquisition. This amount was in addition to $5.3 million we already recovered from the former owners of MOS in connection with the arbitration award against them. With this final payment, the former owners of MOS have now fully satisfied their obligations to us under the arbitration award. Following receipt of the final payments from the former owners of MOS, we then entered into a settlement agreement to resolve the government's investigation of the Medicare billing practices engaged in by MOS prior to our acquisition. Under the terms of the settlement agreement, we paid $2.4 million to the government, which amount was paid primarily from the funds recovered in the arbitration from the former owners of MOS.
In June 2012, Pacific Coast Cardiology (“PCC”) d/b/a Pacific Coast Imaging, Emanuel Shaoulian, MD, Inc., and Michael M. Radin, MD, Inc. filed a lawsuit in California state court against ourselves and other defendants. The complaint asserts a number of claims related to our decision not to purchase PCC in 2010, and also separately seeks a determination regarding an amount we contend is owed to us by PCC pursuant to a previous contractual arrangement. Plaintiffs are seeking monetary and punitive damages. Trial is currently scheduled for May of 2014. We intend to vigorously defend against the claims asserted in this lawsuit and proceed to trial, if necessary. We have not recorded an expense related to any potential damages in connection with this matter because any potential loss is not probable or reasonably estimable at this time.
On November 9, 2012, USR, our subsidiary, received a grand jury subpoena issued by the United States Attorney's Office for the Middle District of Tennessee seeking documents related to USR and its financial relationships with physicians and other healthcare providers. We are cooperating fully with the inquiry. We are currently unable to predict the timing or outcome of this matter, however, it is not unusual for such matters to continue for a considerable period of time. Responding to this matter will require management's attention and likely result in significant legal expense. To our knowledge, the federal government has not initiated any proceedings against us at this time.
On March 27, 2013, we were served with a lawsuit filed in U.S. District Court for the Northern District of Mississippi by Superior MRI Services, Inc. The plaintiff is an alleged successor in interest to a former local competitor, P&L Contracting, Inc. Plaintiff alleges we disregarded Mississippi CON rules and regulations by operating without obtaining the appropriate authority, and is seeking in excess of $1.0 million in damages as well as requesting injunctive relief. In January of 2014, the District Court dismissed Plaintiff’s Complaint on a number of procedural and substantive grounds. The plaintiff has appealed the District Court’s ruling and we will respond accordingly. We have not recorded an expense related to any potential damages in connection with this matter because any potential loss is not probable or reasonably estimable at this time.
On June 14, 2013, Alliance Oncology, LLC, our subsidiary, filed a complaint against Harvard Vanguard Medical Associates, Inc. (“HVMA”) in the United States District Court for the District of Massachusetts, including several claims seeking damages resulting from HVMA’s early termination of a long-term services agreement between the two companies. HVMA filed an answer to Alliance Oncology’s complaint on August 27, 2013. Without specifying its alleged damages, HVMA also asserted several counterclaims in its answer. We filed our answer to HVMA’s counterclaims on October 4, 2013, and intend to vigorously defend against the claims asserted. We have not recorded an expense related to any potential damages in connection with this matter because any potential loss is not probable or reasonably estimable at this time.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Beginning February 11, 2013, our common stock has been traded on the NASDAQ Global Market under the symbol “AIQ.” Prior to February 11, 2013, our common stock was traded on the New York Stock Exchange (“NYSE”). The high and low sales prices as reported on the NYSE are set forth below for the respective time periods. As of March 13, 2014, there were 23 stockholders of record of our common stock and approximately 2,100 beneficial holders of our common stock.
The table below illustrates share prices that have been adjusted to reflect our 1-for-5 reverse stock split that occurred on December 26, 2012.

	2013		2012
	High	Low	High	Low
First Quarter	$7.77	$6.31	$8.45	$5.45
Second Quarter	$16.21	$7.95	$7.70	$4.25
Third Quarter	$27.69	$15.89	$7.15	$3.65
Fourth Quarter	$31.61	$20.44	$7.60	$5.80
We have never paid any cash dividends on our common stock and have no current plans to do so. We intend to retain available cash to operate our business, including capital expenditures, future acquisitions and debt repayment. Our credit agreement restricts the payment of cash dividends on our common stock. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Our stockholders have previously approved all stock option plans under which our common stock is reserved for issuance. The following table provides summary information as of December 31, 2013 for all of our stock option plans:

	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares of Common Stock remaining available for future issuance (excluding shares reflected in column 1)
Stock option plans approved by shareholders	803,617	$20.83	451,729
Stock option plans not approved by shareholders	—	—	—
	803,617	$20.83	451,729

STOCK PERFORMANCE GRAPH
The following graph sets forth the cumulative return on our common stock from December 31, 2008 through December 31, 2013, as compared to the cumulative return of the S&P 500 Index and the cumulative return of the S&P Healthcare Index. The graph assumes that $100 was invested on December 31, 2008 in each of (1) our common stock, (2) the S&P 500 Index and (3) the S&P Healthcare Index and that all dividends (if applicable) were reinvested.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Alliance HealthCare Services, Inc.	100.00	71.64	53.20	15.81	16.01	62.08
S&P 500	100.00	123.45	139.23	139.23	157.90	204.63
S&P Healthcare Index	100.00	117.07	117.90	129.89	149.62	207.59
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

	Year Ended December 31,
	2009	2010	2011	2012	2013
Consolidated Statements of Operations Data:
Revenues	$505,513	$478,855	$493,651	$472,258	$448,831
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	270,381	264,725	279,751	253,225	239,397
Selling, general and administrative expenses	67,579	67,110	77,140	76,022	80,215
Transaction costs	893	2,439	3,429	994	465
Severance and related costs	1,404	1,002	3,991	2,226	1,658
Impairment charges	—	42,095	167,792	—	13,031
Loss on extinguishment of debt	14,600	—	—	—	26,018
Depreciation expense	94,918	92,321	89,974	79,333	66,319
Amortization expense	11,000	12,439	16,444	15,861	10,973
Interest expense and other, net	45,894	51,203	49,789	54,101	39,170
Other (income) and expense, net	(1,178)	(590)	2,203	3,036	(1,945)
Total costs and expenses	505,491	532,744	690,513	484,798	475,301
Income (loss) before income taxes, earnings from unconsolidated investees and noncontrolling interest	22	(53,889)	(196,862)	(12,540)	(26,470)
Income tax expense (benefit)	308	(20,799)	(38,242)	(6,710)	(12,398)
Earnings from unconsolidated investees	(3,831)	(4,327)	(3,516)	(4,667)	(5,630)
Net income (loss)	3,545	(28,763)	(155,104)	(1,163)	(8,442)
Less: Net income attributable to noncontrolling interest	(3,064)	(3,890)	(5,008)	(10,775)	(13,041)
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$481	$(32,653)	$(160,112)	$(11,938)	$(21,483)
Earnings (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic (1)	$0.05	$(3.09)	$(15.07)	$(1.12)	$(2.02)
Diluted	$0.05	$(3.09)	$(15.07)	$(1.12)	$(2.02)
Weighted average number of shares of common stock and common stock equivalents:
Basic (1)	10,348	10,556	10,626	10,624	10,634
Diluted	10,431	10,556	10,626	10,624	10,634
Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$111,884	$97,162	$44,190	$39,977	$34,702
Total assets	887,836	816,201	663,094	560,141	489,847
Long-term debt, including current maturities	667,890	653,265	643,483	558,635	529,674
Stockholders’ equity (deficit)	34,762	13,659	(104,911)	(116,293)	(136,617)

(1) Share and per share amounts have been retroactively adjusted to reflect our one-for-five reverse stock split effective as of December 26, 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a leading national provider of advanced outpatient diagnostic imaging and radiation therapy services, based upon annual revenue and number of imaging systems deployed and radiation oncology centers operated. Our principal sources of revenue are derived from providing magnetic resonance imaging (“MRI”), positron emission tomography/computed tomography (“PET/CT”) through our Imaging Division and radiation oncology services through our Radiation Oncology Division. Unless the context otherwise requires, the words “we,” “us,” “our,” “Company” or “Alliance” as used in this Annual Report on Form 10-K refer to Alliance HealthCare Services, Inc. and our direct and indirect subsidiaries. We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. We also provide services through fixed-site imaging centers, primarily to hospitals or health systems. Our imaging services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which include only the use of our imaging systems under a short-term contract. We have leveraged our leadership in MRI, PET/CT and radiology services to expand into radiation oncology, including stereotactic radiosurgery. We operate our radiation oncology business through our wholly owned subsidiary, Alliance Oncology, LLC, which we sometimes refer to as our Radiation Oncology Division. This division includes a wide range of services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, actual radiation oncology delivery, therapy management and follow-up care. Our services include the use of our linear accelerators or stereotactic radiosurgery systems, therapists to operate those systems, administrative staff, equipment maintenance and upgrades, and management of day-to-day operations.
MRI, PET/CT and radiation oncology services generated 42%, 32% and 17% of our revenue, respectively, for the year ended December 31, 2013 and 42%, 33% and 18% of our revenue, respectively, for the year ended December 31, 2012. Our remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (“CT”), management contract revenue, and professional radiology services, which we sold in December 2013. We had 491 diagnostic imaging and radiation oncology systems, including 263 MRI systems, 122 PET/CT systems and served over 1,000 clients in 45 states at December 31, 2013. We operated 125 fixed-site imaging centers (one in an unconsolidated joint venture), which constitute systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups’ offices, parked mobile systems, and free-standing fixed-site imaging centers, which include systems installed in a medical office building, ambulatory surgical center, or other retail space at December 31, 2013. Of the 125 fixed-site imaging centers, 95 were MRI fixed-site imaging centers, 19 were PET/CT fixed-site imaging centers, eleven were other modality fixed-site imaging centers and one was in an unconsolidated joint venture. We also operated 28 radiation oncology centers and stereotactic radiosurgery facilities (including one radiation oncology center as an unconsolidated joint venture) at December 31, 2013.
Revenues from fixed-site imaging centers and radiation oncology centers can be structured as either “wholesale” or “retail” revenues. We generated approximately 80% and 81% of our revenues for the year ended December 31, 2013 and 2012, respectively, by providing services to hospitals and other healthcare providers, which we refer to as “wholesale” revenues. We typically generate our wholesale revenues from contracts that require our clients to pay us based on the number of scans or treatments we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans or treatments we perform. Wholesale payments are due to us independent of our clients’ receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile imaging services and approximately five to 10 years in length for fixed-site imaging arrangements. Our contracts for radiation oncology services average approximately 10 to 20 years in length. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases its own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Competitive pressures also affect our pricing.
We generated approximately 20% and 19% of our revenues for the year ended December 31, 2013 and 2012, respectively, by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as “retail” revenues. We generate our revenue from these sites from direct billings to patients or their third-party payors, including Medicare, and we record this revenue net of contractual discounts and other arrangements for providing services at discounted prices. We typically receive a higher price per scan or treatment under retail billing than we do under wholesale billing.

Our revenues, whether for wholesale or retail arrangements, are dependent directly or indirectly on third-party payor reimbursement policies, including Medicare. Please see Item 1, Business-Reimbursement for a more detailed explanation of how we bill and receive payment for our services.
Over the past few years, the industry-wide growth rate of MRI and PET/CT scan volumes has slowed. This is in part due to weak hospital volumes, as reported by several investor-owned hospital companies, additional patient-related cost-sharing programs and an increasing trend of third-party payors intensifying their utilization management efforts, including, for example, through benefit managers who require preauthorizations, to control the growth rate of imaging services generally. We expect these trends to continue. In addition, we cannot predict the full extent of recent healthcare reform measures, including recent laws and regulations, on our financial performance and condition. Please see Item 1, Business-Regulation for a more detailed explanation of the applicable laws and regulations.
The principal components of our cost of revenues include compensation paid to technologists, therapists, drivers and other clinical staff; system maintenance costs; insurance; medical supplies; system transportation; team members’ travel costs; and professional costs related to the delivery of radiation therapy and professional radiology interpretation services. Because a majority of these expenses are fixed, increased revenues as a result of higher scan and treatment volumes per system significantly improves our margins while lower scan and treatment volumes result in lower margins.
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
Results of Operations
The following table shows our consolidated statements of operations as a percentage of revenues for each of the years ended December 31:

	2011	2012	2013
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	56.7	53.6	53.3
Selling, general and administrative expenses	15.7	16.1	17.9
Transaction costs	0.7	0.2	0.1
Severance and related costs	0.8	0.5	0.4
Impairment charges	33.9	—	2.9
Loss on extinguishment of debt	—	—	5.8
Depreciation expense	18.2	16.8	14.8
Amortization expense	3.3	3.4	2.4
Interest expense and other, net	10.1	11.5	8.7
Other (income) and expense, net	0.4	0.6	(0.4)
Total costs and expenses	139.8	102.7	105.9
Loss before income taxes, earnings from unconsolidated investees and noncontrolling interest	(40.0)	(2.7)	(5.9)
Income tax benefit	(7.7)	(1.4)	(2.8)
Earnings from unconsolidated investees	(0.7)	(1.0)	(1.3)
Net loss	(31.4)	(0.2)	(1.9)
Less: Net income attributable to noncontrolling interest, net of tax	(1.0)	(2.3)	(2.9)
Net loss attributable to Alliance HealthCare Services, Inc.	(32.4)%	(2.5)%	(4.8)%
The table below provides MRI statistical information for the years ended December 31:

	2011	2012	2013
MRI statistics
Average number of total systems	287.9	265.8	256.3
Average number of scan-based systems	243.0	222.7	214.2
Scans per system per day (scan-based systems)	8.06	8.46	8.40
Total number of scan-based MRI scans	500,430	494,739	476,305
Price per scan	$368.42	$359.50	$352.67

The table below provides PET/CT statistical information for each of the years ended December 31:

	2011	2012	2013
PET/CT statistics
Average number of systems	121.2	112.1	105.4
Scans per system per day	5.36	5.62	5.57
Total number of PET/CT scans	164,130	157,496	147,941
Price per scan	$1,018	$964	$954
The table below provides Radiation oncology statistical information for each of the years ended December 31:

	2011	2012	2013
Radiation oncology statistics
Linac treatments	92,876	83,013	63,014
Stereotactic radiosurgery patients	1,800	2,450	2,713

Following are the components of revenue (in millions) for each of the years ended December 31:

	2011	2012	2013
MRI revenue	$205.7	$196.1	$187.2
PET/CT revenue	169.0	154.8	145.0
Radiation oncology revenue	75.2	83.2	77.9
Other modalities and other revenue	43.7	38.2	38.7
Total	$493.6	$472.3	$448.8

	Year ended December 31,
	2011	2012	2013
Total fixed-site imaging center revenue (in millions)	$123.4	$121.5	$116.2

Year Ended December 31, 2013 Compared to Year Ended December, 2012
Revenue decreased $23.4 million, or 5.0%, to $448.8 million in 2013 compared to $472.3 million in 2012 due to a net decrease in PET/CT, MRI and other imaging revenues of $18.1 million, and a decrease in radiation oncology revenue of $5.3 million. Of the $23.4 million decrease in revenue, $13.6 million is related to the strategic reduction of our customer base in 2012 and $9.8 million primarily relates to weakness in outpatient healthcare volumes and pricing, which occurred across our industry.
PET/CT revenue in 2013 decreased $9.8 million, or 6.3%, compared to 2012 due to our increased efforts in identifying and eliminating unprofitable customers and a reduction in the average price per PET/CT scan, which decreased to $954 per scan in 2013 compared to $964 per scan in 2012. The average number of PET/CT systems in service decreased to 105.4 systems in 2013 from 112.1 systems in 2012. Total PET/CT scan volumes decreased 6.1% to 147,941 scans in 2013 from 157,496 scans in 2012. Scans per system per day decreased 0.9% to 5.57 scans per system per day in 2013 from 5.62 scans per system per day in 2012.
MRI revenue decreased $8.9 million in 2013, or 4.5%, compared to 2012. Scan-based MRI revenue decreased $9.9 million in 2013, or 5.6%, compared to 2012, to $168.0 million in 2013 from $177.9 million in 2012. The decrease in scan-based MRI revenue was primarily due to our increased efforts in identifying and eliminating unprofitable customers throughout 2012, and a reduction in the average price per MRI scan, which decreased to $352.67 per scan in 2013 from $359.50 per scan in 2012. The average number of scan-based systems in service decreased to 214.2 systems in 2013 from 222.7 systems in 2012. Average scans per system per day remained consistent in 2013 compared to 2012 decreasing only 0.7% to 8.40 in 2013 from 8.46 in 2012. Scan-based MRI scan volume decreased 3.7% to 476,305 scans in 2013 from 494,739 scans in 2012. Non scan-based MRI revenue decreased $1.0 million in 2013 compared to 2012. Included in the revenue totals above are fixed-site imaging center revenues, which decreased $5.3 million, or 4.4%, to $116.2 million in 2013 from $121.5 million in 2012.
Radiation oncology revenue decreased $5.3 million, or 6.4%, to $77.9 million in 2013 compared to $83.2 million in 2012, primarily due to the decision to terminate or sell eight unprofitable centers throughout 2012 and one in the first quarter of 2013. This decrease was partially offset by increased revenue related to an increase in the number of SRS patients we treated. The total impact to revenue from these closures is estimated to be $6.9 million. Other modalities and other revenue increased $0.6 million, or 1.5%, to $38.7 million in 2013 compared to $38.2 million in 2012.
At December 31, 2013, we had 263 MRI systems and 122 PET/CT systems, including 19 MRI systems and nine PET/CT systems on operating leases as a result of our sale and lease transaction that occurred in the fourth quarter of 2012. We had 267 MRI systems and 119 PET and PET/CT systems at December 31, 2012. We operated 125 fixed-site imaging centers (including one unconsolidated investee) at December 31, 2013, compared to 128 fixed-site imaging centers (including one in unconsolidated investee) at December 31, 2012. We operated 28 radiation oncology centers (including one unconsolidated investee) at December 31, 2013, compared to 29 radiation oncology centers (including one unconsolidated investee) at December 31, 2012.
Cost of revenues, excluding depreciation and amortization, decreased $13.8 million, or 5.5%, to $239.4 million in 2013 compared to $253.2 million in 2012. Compensation and related employee expenses decreased $5.7 million, or 5.2%, primarily as a result of a decrease in employee headcount. Outside medical services decreased $5.7 million, or 25.1%, primarily due to lower radiology and radiation oncologist payments, and lower consultant fees. Maintenance and related costs decreased $4.0 million, or 7.1%, due to a decrease in service costs related to the decrease in the number of MRI, PET/CT and radiation oncology systems in operation, and a reduction in service contract costs incurred on our asset base. Renegotiating with service contract providers and medical supply vendors is one of our cost reduction initiatives. Site fees decreased $0.9 million, or 14.3%, primarily due to a decrease in the number of our oncology center sites. Medical supplies decreased $0.7 million, or 3.5%, primarily as a result of sourcing contract savings on the radiopharmaceutical that is used as a component of PET/CT scans and less scans year over year. These decreases to cost of revenues were partially offset by a $7.1 million increase in expense for equipment leases in connection with the sale and lease transaction that occurred during the fourth quarter of 2012. All other cost of revenues, excluding depreciation and amortization, decreased $3.8 million or 10.6% due to cost reduction initiatives company-wide. Cost of revenues, as a percentage of revenue, decreased to 53.3% in 2013 from 53.6% in 2012 as a result of the factors described above.
Selling, general and administrative expenses increased $4.2 million, or 5.5%, to $80.2 million in 2013 compared to $76.0 million in 2012. The majority of this increase in selling, general and administrative expenses was due to compensation and related employee expenses increasing $2.1 million, or 4.6%, as a result of an increase in headcount to invest in our sales, business development, and marketing teams. Professional services expense increased $0.9 million, or 7.1%, due to a $1.8 million decrease to professional services expense in 2012 related to the Medical Outsourcing Services, LLC arbitration award that provided for reimbursement of legal expenses, partially offset by an increase in consulting fees related to performance management and sales improvement initiatives in 2013. Non-cash stock-based compensation expense increased $0.8 million from $0.7 million in 2012 to $1.5 million in 2013 due to the forfeiture of unvested awards of former executives in 2012. The provision for doubtful accounts increased $0.5 million, or 18.9%, during 2013. The provision for doubtful accounts as a percentage of revenue was 0.8% and 0.6% in 2013 and 2012, respectively. All other selling, general and administrative expenses decreased $0.1 million, or 1.0%. Selling, general and administrative expenses as a percentage of revenue were 17.9% and 16.1% in 2013 and 2012, respectively.
In 2013, we recorded total impairment charges of $13.0 million. Specifically, we recognized an impairment charge of $4.5 million related to the closure of an imaging site location in August 2013, which was originally purchased in a group of assets acquired in 2007. Upon acquisition, we recorded both tangible and intangible assets including physician referral networks, non-compete agreements, certificates of need and goodwill. In late 2012, the term of a non-compete agreement ended causing a decline in revenue, ultimately resulting in the imaging site closure. Based on this triggering event, we deemed it appropriate to perform a valuation analysis of the remaining intangible assets related to the original acquisition. We applied the excess earnings method under the income approach to value the physician referral networks, and applied the beneficial earnings method under the income approach, and the guideline transaction method under the market approach to value the certificates of need.
Also in 2013, we impaired our intangible assets related to our professional services business as a result of our decision that our professional radiology services business did not align with the long-term strategic direction of the Imaging Division, and divested of our professional radiology services business in the fourth quarter of 2013. This triggering event resulted in revaluing intangible assets related to the professional services business at $1.5 million after recognizing an impairment charge of approximately $5.1 million related to the intangible assets in 2013. We based the carrying value of these intangible assets on the selling price we received in the sale transaction for the assets related to our professional services business. All other assets related to the divestiture of the professional services business were immaterial.
In the fourth quarter of 2013, we recorded an impairment charge related to the pending expiration of one of our non-compete agreements with the affiliated oncology physician. Negotiation efforts to renew the non-compete agreement were unsuccessful, and we appropriately revalued all intangible assets specifically related to the single location originally purchased with a group of assets in 2011. The impairment charge totaled $3.4 million comprised of assets including a physicians' referral network, trademarks, and professional services agreement, which were all written down to zero value.
Severance and related costs decreased $0.6 million, or 25.5%, to $1.7 million in 2013 compared to $2.2 million in 2012, due ongoing cost savings and efficiency initiatives.
Transaction costs decreased $0.5 million, or 53.2%, to $0.5 million in 2013 compared to $1.0 million in 2012.
Depreciation expense decreased $13.0 million, or 16.4%, to $66.3 million in 2013 compared to $79.3 million in 2012 due to a decrease in our capital expenditures in part due to the decision to upgrade units we currently own as an alternative to purchasing new equipment, and a decrease in the total number of units we own and centers we operate. Depreciation expense also decreased as a result of our sale and lease transaction that occurred in the fourth quarter of 2012.
Amortization expense decreased $4.9 million, or 30.8%, to $11.0 million in 2013 compared to $15.9 million in 2012 due to a lower intangible asset base caused by impairments taken throughout 2013.

Interest expense and other, net decreased $14.9 million, or 27.6%, to $39.2 million in 2013 compared to $54.1 million in 2012, primarily due to our lower average debt balances resulting from the $74.5 million in debt repayments made during the fourth quarter of 2012, and the $15.0 million repayment made in the first quarter of 2013. Interest expense was also positively impacted by the refinancing of our term loan in June 2013, whereby our interest rate decreased to LIBOR plus 3.25%, compared to LIBOR plus 5.25%, and lowered our LIBOR floor from 2% to 1%. In addition, we redeemed all $190.0 million of our 8% Notes with funds borrowed under our new credit agreement and cash on-hand. The interest rate pertaining to the amount borrowed under the incremental term loan to redeem the Notes conforms to the rates previously discussed above.
Income tax benefit was $12.4 million in 2013 compared to $6.7 million in 2012. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.
Earnings from unconsolidated investees increased $1.0 million, or 20.6%, to $5.6 million in 2013 compared to $4.7 million in 2012.
Net income attributable to noncontrolling interest increased $2.3 million, or 21.0%, to $13.0 million in 2013 compared to $10.8 million in 2012.
Net loss attributable to Alliance HealthCare Services, Inc. was $21.5 million, or ($2.02) per share on a diluted basis, in 2013 compared to $11.9 million, or ($1.12) per share on a diluted basis, in 2012.
Year Ended December 31, 2012 Compared to Year Ended December, 2011
Revenue decreased $21.4 million, or 4.3%, to $472.3 million in 2012 compared to $493.7 million in 2011 due to decreases in PET/CT revenues and MRI revenues of $29.4 million, partially offset by an increase in radiation oncology revenue of $8.0 million. Of the $29.4 million decrease, $10.7 million was due to Company-initiated termination of customer contracts.
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
Radiation oncology revenue increased $8.0 million, or 10.6%, to $83.2 million in 2012 compared to $75.2 million in 2011, primarily due to revenue related to the acquisition of USR and the opening of three de-novo Stereotactic radiosurgery ("SRS") facilities. The year-over-year growth in revenue was partially offset by a reduction in revenue due to our divesting of ten radiation oncology centers since December 2011. The total impact to revenue from these closures is estimated to be $5.6 million. Other modalities and other revenue decreased $5.6 million, or 12.7%, to $38.2 million in 2012 compared to $43.7 million in 2011, primarily due to our increased efforts in identifying and eliminating unprofitable customers, partially offset by the acquisition of 24/7 Radiology, LLC (“24/7 RAD”) in April 2011.
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
Severance and related costs decreased $1.8 million, or 44.2%, to $2.2 million in 2012 compared to $4.0 million in 2011, due the organizational restructure and cost savings and efficiency initiative that was initiated in the third quarter of 2011.
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

Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operating activities. We generated $86.5 million and $103.1 million of cash flow from operating activities in 2013 and 2012, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging and radiation oncology services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts increased by $0.5 million in 2013 compared to 2012. Our number of days of revenue outstanding for our accounts receivable increased one day to 50 days as of December 31, 2013 from 49 days as of December 31, 2012. We believe this number is comparable to other diagnostic imaging and radiation oncology providers. As of December 31, 2013, we had $26.1 million of available borrowings under our revolving line of credit, net of $4.9 million outstanding letters of credit.
We used cash of $24.6 million and $0.6 million for investing activities in 2013 and 2012, respectively. Investing activities in 2013 included $27.0 million for the purchase of capital assets offset by $3.2 million from proceeds from sales of assets. In 2012, purchases of capital assets totaled $37.6 million offset by $37.5 million on proceeds from sales of assets, of which $30.0 million is attributed to the sale of certain imaging assets, which were then leased from the purchasers, under competitive terms. The entire $30.0 million in proceeds from the sale and lease transactions was used to make a one-time payment to permanently reduce borrowings outstanding under the term loan facility.
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
Capital expenditures totaled $27.0 million and $37.6 million in 2013 and 2012, respectively. During 2013, we purchased 12 MRI and PET/CT systems, three other modality systems, and one radiation oncology system. In addition, we upgraded various MRI, PET/CT and radiation oncology equipment, and traded-in or sold a total of 13 systems during 2013. We expect to purchase additional systems in 2014 and finance substantially all of these purchases with our available cash, cash from operating activities and equipment leases. We expect capital expenditures to total approximately $52 to $62 million in 2014 based on strategic partnerships and planned expansion of our imaging and radiation oncology divisions, which will require significant investment, and capital to maintain our portfolio of assets.
At December 31, 2013, we had cash and cash equivalents of $34.7 million. This available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we cannot assure that access to our invested cash and cash equivalents will not be affected by adverse conditions in the financial markets.
At December 31, 2013, we had $28.2 million in our accounts with third-party financial institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be adversely affected if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.
We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next one to two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt and other contracts. As of December 31, 2013, we are in compliance with all covenants contained in our Credit Agreement, and expect that we will be in compliance with these covenants for the remainder of 2014.
If our remaining ability to borrow under our Credit Agreement is insufficient for our capital requirements, we will be required to seek additional sources of financing, including issuing equity, which may be dilutive to our current stockholders, or incurring additional debt. Our ability to incur additional debt is subject to the restrictions in our existing credit facility. We cannot assure that the restrictions contained in the Credit Agreement will permit us to borrow the funds that we need to finance our operations, or that additional debt will be available to us on commercially reasonable terms or at all. If we are unable to obtain funds sufficient to finance our capital requirements, we may have to forgo opportunities to expand our business.
On September 27, 2011, and October 22, 2012, we entered into amendments to our then-existing credit agreement. As part of the September 27, 2011 amendment, our quarterly amortization payments and our annual excess cash flow sweep percentage increased.
Additionally, we agreed to an increase in margins on our borrowings under the credit facility. During the year ended December 31, 2011, we wrote off $0.7 million of deferred financing costs related to the revolving credit facility. In September 2011, in connection with the execution of the amendment, we paid down $25.0 million of the borrowings outstanding under the term loan facility and paid a fee to the consenting lenders of $6.0 million.
As part of the October 22, 2012 amendment, we raised $30.0 million from the sale of certain imaging assets, which we then leased from the purchasers under competitive terms. The $30.0 million in proceeds from the sale and lease transactions was used in its entirety to permanently reduce borrowings outstanding under the then-existing term loan facility. As a result, we incur $8.0 million of annual rent expense in connection with the sale and lease transaction. The $30.0 million in proceeds from the sale-lease transaction discussed above together with $44.5 million of our existing cash was used to make a total payment of $74.5 million to permanently reduce borrowings outstanding under the then-existing term loan facility in 2012.
On June 3, 2013, we replaced our existing credit facility with a new senior secured credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement consists of (i) a $340.0 million, six-year term loan facility, (ii) a $50.0 million, five-year revolving loan facility, including a $20.0 million sublimit for letters of credit, (iii) uncommitted incremental loan facilities of $100.0 million of revolving or term loans, plus an additional amount if our pro forma leverage ratio is less than or equal to 3.25, subject to receipt of lender commitments and satisfaction of specified conditions, and (iv) an $80.0 million delayed draw term loan facility, which was required to be drawn within thirty days of June 3, 2013 and used for the redemption of our 8% Senior Notes due 2016 (the “Notes”) in the original aggregate principal amount of $190.0 million.
On July 3, 2013 the delayed draw term loan facility was utilized together with other available funds, of which the proceeds were used to redeem $80.0 million in aggregate principal amount of our outstanding Notes. The delayed draw term loan facility converted into, and matched the terms of, the new $340.0 million term loan facility.
Borrowings under the Credit Agreement bear interest through maturity at a variable rate based upon, at our option, either the London interbank offered rate ("LIBOR") or the base rate (which is the highest of the administrative agent’s prime rate, one-half of 1.00% in excess of the overnight federal funds rate, and 1.00% in excess of the one-month LIBOR rate), plus, in each case, an applicable margin. With respect to the term loan facilities, the applicable margin for LIBOR loans is 3.25% per annum, and with respect to the revolving loan facilities, the applicable margin for LIBOR loans ranges, based on the applicable leverage ratio, from 3.00% to 3.25% per annum, in each case, with a LIBOR floor of 1.00%. The applicable margin for base rate loans under the term loan facilities is 2.25% per annum and under the revolving loan facility ranges, based on the applicable leverage ratio, from 2.00% to 2.25% per annum. Prior to the refinancing of the term loan facilities, the applicable margin for base rate loans was 4.25% per annum and the applicable margin for revolving loans was 5.25% per annum, with a LIBOR floor of 2.00%. We are required to pay a commitment fee which ranges, based on the applicable leverage ratio, from 0.375% to 0.50% per annum on the undrawn portion available under the revolving loan facility and variable per annum fees with respect to outstanding letters of credit.
During the first five and three-quarter years after the closing date, and including the full amount of the delayed draw term loan facility, we were required to make quarterly amortization payments of the term loans in the amount of $1.05 million. We are also required to make mandatory prepayments of term loans under the Credit Agreement, subject to specified exceptions, from excess cash flow (as defined in the Credit Agreement), and with the proceeds of asset sales, debt issuances and specified other events.
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
In addition to other covenants, the Credit Agreement places limits on our ability, including our subsidiaries, to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, engage in mergers, acquisitions and asset sales, transact with affiliates and alter the business we and our subsidiaries conduct.

The Credit Agreement also contains a leverage ratio covenant requiring us to maintain a maximum ratio of consolidated total debt to consolidated adjusted EBITDA that ranges from 4.95 to 1.00 to 4.30 to 1.00. At December 31 2013, the Credit Agreement requires a maximum leverage ratio of not more than 4.95 to 1.00. The Credit Agreement eliminated the interest coverage ratio covenant which we were subject to maintain prior to the refinancing. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the Credit Agreement. As of December 31, 2013, our ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 3.59 to 1.00.
As a result of the transaction, we recognized a loss on extinguishment totaling $17.1 million resulting from the write-off of unamortized deferred financing costs and the discount related to the former credit facility. As of December 31, 2013, there was $485.1 million outstanding under the new term loan facility and $19.0 million in borrowings under the new revolving credit facility.
On July 3, 2013, as a result of the $80.0 million redemption in principal amount of our Notes and pursuant to the terms of the indenture governing the Notes, we immediately incurred $1.5 million of expense related to unamortized deferred costs and associated discount, as well as $3.2 million for the related call premium.
In September 2013, we repurchased $8.8 million in principal amount of our Notes in privately negotiated transactions. We immediately incurred $0.2 million of expense related to unamortized deferred costs and associated discount, as well as $0.3 million for the related call premium.
On October 11, 2013, the Company entered into an amendment to the Credit Agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “First Amendment”). Pursuant to the First Amendment, the Company raised $70 million in incremental term loan commitments to repurchase the remaining outstanding Notes. On December 2, 2013, the Company borrowed $70 million of incremental term loans, and with such proceeds plus borrowings under its revolving line of credit and cash on hand, completed the redemption of its outstanding Notes on December 4, 2013. With the completion of this transaction including the redemption in full of the Notes, the Company expects to save approximately $5 million in cash interest on an annualized basis. As a result of this transaction, we recognized a loss on extinguishment totaling $3.8 million including $1.7 million of expense related to unamortized deferred costs and associated discount, as well as $2.0 million for the related call premium.
The incremental term loans were funded at 99.0% of principal amount and will mature on the same date as the existing term loan facility under the Company’s credit facility on June 3, 2019. Upon funding, the incremental term loans were converted to match all the terms of existing term loans. Interest on the incremental term loan is calculated, at the Company’s option, at a base rate plus a 2.25% margin or LIBOR plus a 3.25% margin, subject to a 1.00% LIBOR floor.
During the first five and one half years after the closing date for the incremental term loan, the quarterly amortization payments of all term loans under the credit facility has increased to $1,225 from the previous amount of $1,050.
Our obligations under the incremental term loans are guaranteed by substantially all our direct and indirect domestic subsidiaries. The obligations under the incremental term loan and the guarantees are secured by a lien on substantially all of the our tangible and intangible property, and by a pledge of all of the shares of stock and limited liability company interests of the our direct and indirect domestic subsidiaries, of which we own or later acquire more than a 50% interest, subject to limited exceptions.
In the first quarter of 2010, we entered into one interest rate swap agreement (the “2010 Swap”) and three interest rate cap agreements (the “2010 Caps”) to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The 2010 Swap, which matured in January 2011, had a notional amount of $92.7 million. For the year ended December 31, 2011, we received net settlement amounts of $0.1 million on this swap agreement. The interest rate cap agreements, which mature in February 2014, have a total notional amount of $150.0 million and were designated as cash flow hedges of future cash interest payments associated with a portion of our variable rate bank debt. Under these arrangements, we have purchased a cap on LIBOR at 4.50%. We paid $1.5 million to enter into the caps, which is being amortized through interest expense over the life of the agreements. For the years ended December 31, 2013, 2012 and 2011, we paid no net settlement amounts on the 2010 Caps.
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
In the first quarter of 2013, we entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in April 2018, had a notional amount of $3.8 million as of December 31, 2013. Under the terms of this agreement, we receive one-month LIBOR plus 2.00% and pay a fixed rate of 2.873%. The net effect of the hedge is to convert interest expense to a fixed rate of 2.873%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%.
In the fourth quarter of 2013, we entered into five interest rate cap agreements ("2013 Caps") to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The 2013 Caps, which mature in December 2016, had a notional amount of $250.0 million and were designated as cash flow hedges of future cash interest payments associated with a portion of our variable rate bank debt. Under these arrangements, we purchased a cap on LIBOR at 2.50%. We paid $0.8 million to enter into the 2013 Caps, which is being amortized through interest expense and other, net over the life of the agreements. Upon purchase of the 2013 Caps, the 2010 Cap agreements were de-designated as cash flow hedges.

The maturities of our long-term debt, including interest, future payments under our operating leases and binding equipment purchase commitments as of December 31, 2013 are as follows:

Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total

Term Loan	$4.9	$4.9	$4.9	$4.9	$4.9	$460.6	$485.1
Revolving Line of Credit	—	—	19.0	—	—	—	19.0
Equipment Loans	11.1	7.6	5.7	2.6	0.3	—	27.3
Operating Leases	14.0	13.3	11.5	2.7	1.4	7.1	50.0
Letters of Credit	4.9	—	—	—	—	—	4.9
Equipment Purchase Commitments	1.0	—	—	—	—	—	1.0
Total Contractual Obligation Payments	35.9	25.8	41.1	10.2	6.6	467.7	587.3
Less Amount Representing Interest	(0.9)	(0.5)	(0.2)	—	—	—	(1.6)
Future Contractual Obligations	$35.0	$25.3	$40.9	$10.2	$6.6	$467.7	$585.7
We have omitted our liability for unrecognized tax benefits of $0.3 million at December 31, 2013 from the above table because we cannot determine with certainty when this liability will be settled. Although we believe that it is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months, we do not expect the change will have a material impact on our consolidated financial statements.
We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt and other contracts. Under current tax law, we expect to utilize all of our federal net operating loss carryforwards (“NOLs”) by 2014, and therefore anticipate being in a tax paying position with respect to a portion of our taxable income in 2014, and for all taxable income generated beyond 2014. We may require or choose to obtain additional financing. Our ability to obtain additional financing will depend, among other things, on our financial condition and operating performance, as well as the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we need to raise additional funds in the future and are unable to do so or obtain additional financing on acceptable terms in the future, we may have to limit planned activities or sell assets to obtain liquidity. We may also from time to time seek to repurchase, redeem, or retire our outstanding indebtedness through cash purchases and exchange offers in open market transactions, privately negotiated purchases or otherwise. Those repurchases, redemptions or retirements, if any, will depend on prevailing market conditions, our liquidity requirements and capital resources, contractual restrictions and other factors. The amounts involved may be material.
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
Revenue Recognition
We derive the majority of our revenue directly from healthcare providers, primarily for imaging and radiation oncology services. To a lesser extent, we generate revenues from direct billings to patients or their medical payors, and we record these revenues net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from direct patient billing amounted to approximately 20%, 19% and 20% of revenues in the years ended December 31, 2013, 2012 and 2011, respectively. We continuously monitor collections from direct patient billings and compare these collections to revenue, net of contractual discounts, recorded at the time of service. While these contractual discounts have historically been within our expectations and the provisions established, an inability to accurately estimate contractual discounts in the future could have a material adverse effect on our operating results. Because the price is predetermined, we recognize all revenues when we deliver the imaging service and collectability is reasonably assured, which is based upon contract terms with healthcare providers and negotiated rates with third-party payors and patients.
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
Goodwill and Long-Lived Assets
ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually at the reporting unit level. In addition, ASC 350 defines a reporting unit as an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit under ASC 350 if the component constitutes a business for which discrete financial information is available and reviewed by management. We have evaluated ASC 350 and concluded there are two operating segments: the Imaging Division and the Oncology Division. The Imaging Division is further divided into two components (East and West zones), while the Oncology Division operating segment is comprised of a single component. We have assessed that each component listed above meets the definition of a reporting unit, based on the conclusions that each component constitutes a business, discrete financial information is available for each component, and management regularly reviews the results of such financial information.
In accordance with ASC 350, we have selected to perform an annual impairment test in the fourth quarter for goodwill and intangible assets with indefinite lives, using financial information as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such indicators include a sustained significant decline in our market capitalization or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. When such an event or change in circumstances occurs, consideration is given to the potential impact on the fair value of the reporting unit and the amount by which the fair value exceeds the carrying value as of the date of the last impairment test.
Determining whether impairment has occurred is a two-step process. First, for each reporting unit we compare its estimated fair value with its net book value. If the estimated fair value significantly exceeds its net book value, goodwill is deemed not to be impaired, and no further testing is necessary. If the estimated fair value does not significantly exceed its net book value, we then perform a second test to calculate the amount of impairment, if any. To determine the amount of any impairment, we determine the implied fair value of goodwill. Specifically, we determine the fair value of all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical calculation that yields the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we record an impairment charge for the difference.
The impairment analysis in Step 2 utilizes two primary approaches to calculate the fair value of the reporting unit: the discounted cash flow (“DCF”) method and the Guideline Public Company (“GPC”) method.
Under the DCF method, value is measured as the present worth of anticipated future net cash flows generated by a business. In a multi-period model, net cash flows attributable to a business are forecast for an appropriate period and then discounted to present value using an appropriate discount rate. In a single-period model, net cash flow or earnings for a normalized period are capitalized to reach a determination of present value. The methods, key assumptions, degree of uncertainty associated with the key assumptions and the potential events or changes in circumstances that could reasonably be expected to negatively affect the key assumptions with respect to the Oncology reporting unit are the estimated future net cash flows generated, and the discount rate applied to capture the associated risks. The ability to achieve anticipated future net cash flows is subject to numerous assumptions and risks, including company-specific risks such as the ability to maintain and grow revenues, maintain or improve operating margins, control costs and anticipate working capital requirements. The anticipated future net cash flows are also dependent on industry-level factors, such as the impact of the Patient Protection and Affordable

Care Act of 2010 on patient volumes and cost reimbursement levels and continued availability of qualified doctors and other medical professionals who are necessary to staff our operations, among other potential impacts.
Under the GPC method, value is estimated by comparing the subject company to similar companies with publicly traded ownership interests. Guideline companies are selected based on comparability to the subject company, and valuation multiples are calculated and applied to subject company operating data. The key assumption used in connection with the GPC method focuses on identifying guideline companies that operate in the same (or similar) line of business as the reporting units, with the same (or similar) operating characteristics. Eligible companies were selected based on Global Industry Classification Standard codes, Standard Industrial Classification codes, company descriptions, and industry affiliations. Proceeding the analysis of the observed guideline public company multiples, certain of those multiples were utilized to apply against the relevant financial metrics of the Oncology reporting unit. Factors considered included relative risk, profitability, and growth considerations of the Oncology reporting unit relative to the guideline companies. Value estimates for the Oncology reporting unit involve using multiples of market value of invested capital excluding cash to revenue and earnings before interest, income taxes, depreciation and amortization ("EBITDA"). Valuations derived using the GPC method rely on information primarily obtained from available industry market data and publicly available filings with the Securities and Exchange Commission ("SEC").
ASC 350 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 360, “Property, Plant, and Equipment.” For additional information, see Note 6 of the Notes to the Consolidated Financial Statements.
In 2013, we concluded in Step 1 that the fair value of each reporting unit significantly exceeded its carrying value, indicating no goodwill or indefinite-lived intangible asset impairment was present.
The 2012 annual impairment test in Step 1 yielded a fair value of the Oncology reporting unit that exceeded its carrying value of $140.2 million by approximately 4%, and was therefore considered at risk of impairment. Based on the 2012 goodwill impairment analysis, the Oncology Division was not impaired. There were no other reporting units that were at risk of impairment in 2012.
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
Goodwill and intangible assets with indefinite lives are allocated to three reporting units, which are aggregated into the Imaging and Radiation Oncology segments. Goodwill represented $56.5 million of $560.1 million of total assets as of December 31, 2012. Goodwill represented $57.0 million of $489.8 million of total assets as of December 31, 2013. Imaging segment goodwill totaled $41.7 million and $42.2 as of December 31, 2012 and 2013, respectively, and Radiation Oncology segment goodwill totaled $14.8 million as of December 31, 2012 and 2013.
See Notes 6 and 7of the Notes to the Consolidated Financial Statements for further information.
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
Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. At December 31, 2013, we had cash and cash equivalents of $34.7 million, of which $28.2 million was held in accounts that are with third party financial institutions that exceed the FDIC insurance limits.
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

	Expected Maturity as of December 31, 2013
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(dollars in millions)
Liabilities:
Long-term debt:
Fixed rate	$10.2	$7.1	$5.5	$2.6	$0.3	$—	$25.6	$25.6
Average interest rate	4.46%	4.21%	3.66%	1.83%	0.51%	—%	3.91%	3.91%
Variable rate	$4.9	$4.9	$23.9	$4.9	$4.9	$463.2	$506.7	$506.7
Average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%

ITEM 8.	FINANCIAL STATMENTS AND SUPPLEMENTARY DATA

ALLIANCE HEALTHCARE SERVICES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Alliance HealthCare Services, Inc.
Newport Beach, California
We have audited the accompanying consolidated balance sheets of Alliance HealthCare Services, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2013. Our audits also included the consolidated financial statement schedule listed in the index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance HealthCare Services, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Costa Mesa, California
March 13, 2014

ALLIANCE HEALTHCARE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)

	December 31,
	2012	2013
ASSETS
Current assets:
Cash and cash equivalents	$39,977	$34,702
Accounts receivable, net of allowance for doubtful accounts of $5,317 in 2012 and $5,158 in 2013	62,320	63,713
Deferred income taxes	17,364	21,849
Prepaid expenses	5,078	7,553
Other receivables	3,898	2,796
Total current assets	128,637	130,613
Equipment, at cost	827,162	824,103
Less accumulated depreciation	(618,601)	(654,350)
Equipment, net	208,561	169,753
Goodwill	56,493	56,975
Other intangible assets, net	126,931	101,801
Deferred financing costs, net	16,497	9,873
Other assets	23,022	20,832
Total assets	$560,141	$489,847
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,993	$11,990
Accrued compensation and related expenses	22,481	21,166
Accrued interest payable	5,081	1,645
Other accrued liabilities	26,835	22,002
Current portion of long-term debt	13,145	15,066
Total current liabilities	83,535	71,869
Long-term debt, net of current portion	357,056	514,608
Senior notes	188,434	—
Other liabilities	4,314	4,714
Deferred income taxes	43,095	35,273
Total liabilities	676,434	626,464
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, $0.01 par value; 200,000 shares authorized and no shares issued and outstanding
Common stock, $0.01 par value; 20,000,000 shares authorized; shares issued and outstanding - 10,615,072 at December 31, 2012 and 10,667,136 at December 31, 2013	524	524
Less: treasury stock, at cost - 140,028 December 31, 2012 and 144,921 December 31, 2013	(2,877)	(2,998)
Additional paid-in capital	21,507	23,521
Accumulated comprehensive loss	(716)	(82)
Accumulated deficit	(183,226)	(204,709)
Total stockholders’ deficit attributable to Alliance HealthCare Services, Inc.	(164,788)	(183,744)
Noncontrolling interest	48,495	47,127
Total stockholders’ deficit	(116,293)	(136,617)
Total liabilities and stockholders’ deficit	$560,141	$489,847

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2012	2013
Revenues	$493,651	$472,258	$448,831
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	279,751	253,225	239,397
Selling, general and administrative expenses	77,140	76,022	80,215
Transaction costs	3,429	994	465
Severance and related costs	3,991	2,226	1,658
Impairment charges	167,792	—	13,031
Loss on extinguishment of debt	—	—	26,018
Depreciation expense	89,974	79,333	66,319
Amortization expense	16,444	15,861	10,973
Interest expense and other, net	49,789	54,101	39,170
Other expense and (income), net	2,203	3,036	(1,945)
Total costs and expenses	690,513	484,798	475,301
Loss before income taxes, earnings from unconsolidated investees, and noncontrolling interest	(196,862)	(12,540)	(26,470)
Income tax benefit	(38,242)	(6,710)	(12,398)
Earnings from unconsolidated investees	(3,516)	(4,667)	(5,630)
Net loss	(155,104)	(1,163)	(8,442)
Less: Net income attributable to noncontrolling interest	(5,008)	(10,775)	(13,041)
Net loss attributable to Alliance HealthCare Services, Inc.	$(160,112)	$(11,938)	$(21,483)
Comprehensive loss, net of taxes:
Net loss attributable to Alliance HealthCare Services, Inc.	$(160,112)	$(11,938)	$(21,483)
Unrealized (loss) gain on hedging transactions, net of taxes	(281)	(234)	634
Comprehensive loss, net of taxes:	$(160,393)	$(12,172)	$(20,849)
Loss per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(15.07)	$(1.12)	$(2.02)
Diluted	$(15.07)	$(1.12)	$(2.02)
Weighted-average number of shares of common stock and common stock equivalents:
Basic	10,626	10,624	10,634
Diluted	10,626	10,624	10,634
See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2012	2013
Operating activities:
Net loss	$(155,104)	$(1,163)	$(8,442)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	6,046	2,871	3,415
Share-based payment	4,695	730	1,487
Depreciation and amortization	106,418	95,194	77,292
Amortization of deferred financing costs	3,947	4,006	3,052
Accretion of discount on long-term debt	1,611	1,690	1,013
Adjustment of derivatives to fair value	(113)	46	(21)
Distributions (less) more than undistributed earnings from investees	(450)	41	337
Deferred income taxes	(38,189)	(7,030)	(12,486)
Loss (gain) on sale of assets	2,167	2,087	(1,391)
Loss on extinguishment of debt	—	—	26,018
Impairment charges	167,792	—	13,031
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(8,489)	5,510	(4,808)
Prepaid expenses	3,698	1,384	(2,475)
Other receivables	(703)	403	1,672
Other assets	988	896	2,990
Accounts payable	2,800	(3,729)	(4,281)
Accrued compensation and related expenses	645	4,277	(1,315)
Accrued interest payable	696	(1,501)	(3,436)
Income taxes payable	(294)	(252)	—
Other accrued liabilities	(4,634)	(2,317)	(5,130)
Net cash provided by operating activities	93,527	103,143	86,522
Investing activities:
Equipment purchases	(49,609)	(37,564)	(27,048)
Decrease (increase) in deposits on equipment	5,878	(2,968)	(193)
Acquisitions, net of cash received	(47,725)	—
Decrease (increase) in cash from escrow	1,063	2,496	(475)
Proceeds from sale of assets	573	37,450	3,156
Net cash used in investing activities	(89,820)	(586)	(24,560)
Financing activities:
Principal payments on equipment debt	(12,207)	(13,566)	(14,233)
Proceeds from equipment debt	1,885	6,526	4,846
Principal payments on term loan facility	(31,450)	(83,515)	(342,710)
Proceeds from new term loan facility	—	—	487,200
Principal payments on revolving loan facility	(25,000)	—	—
Proceeds from revolving loan facility	25,000	—	19,000
Principal payments on senior notes	—	—	(190,000)
Payments of debt issuance costs	(6,332)	(3,235)	(16,522)
Purchase of derivative instruments	—	—	(815)

Payments of contingent consideration	(1,626)	(1,797)	—
Noncontrolling interest in subsidiaries	(6,826)	(11,035)	(14,409)
Proceeds from shared-based payment arrangements	56	—	527
Purchase of treasury stock	(179)	(148)	(121)
Net cash used in financing activities	(56,679)	(106,770)	(67,237)
Net decrease in cash and cash equivalents	(52,972)	(4,213)	(5,275)
Cash and cash equivalents, beginning of period	97,162	44,190	39,977
Cash and cash equivalents, end of period	$44,190	$39,977	$34,702

Supplemental disclosure of cash flow information:
Interest paid	$44,396	$50,355	$35,495
Income (received) taxes paid, net of refunds	$(2,708)	$760	$2,463
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$315	$5,434	$5
Capital lease obligations related to the purchase of equipment	$6,587	$4,017	$—
Capital lease obligations transferred	$(2,631)	$—	$—
Comprehensive (loss) gain from hedging transactions, net of taxes	$(281)	$(234)	$634
Equipment debt assumed in connection with acquisitions	$25,973	$—	$—
Equipment purchases in accounts payable	$2,977	$282	$560
Contingent consideration for acquisitions	$—	$(308)	$—
Noncontrolling interest assumed (disposed) in connection with acquisitions (Note 2)	$39,610	$(1,254)	$—

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

								Stockholders’ Equity (Deficit) Attributable to
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Alliance HealthCare Services, Inc.	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	10,595,991	$525	(87,624)	$(2,551)	$16,062	$(669)	$(11,176)	$2,191	$11,468	$13,659
Exercise of common stock options	2,480	—	—	—	53	—	—	53	—	53
Issuance of common stock under directors’ deferred compensation plan	44,310	2	—	—	—	—	—	2	—	2
Issuance of restricted stock	21,087	1	—	—	—	—	—	1	—	1
Purchase of treasury stock	—	(1)	(28,572)	(178)	—	—	—	(179)	—	(179)
Share-based payment	—	—	—	—	4,695	—	—	4,695	—	4,695
Share-based payment income tax detriment	—	—	—	—	(541)	—	—	(541)	—	(541)
Unrealized loss on hedging transaction, net of tax	—	—	—	—	—	(281)	—	(281)	—	(281)
Acquired noncontrolling interest	—	—	—	—		—	—	—	39,610	39,610
Net contributions/(distributions)	—	—	—	—	—	—	—	—	(6,826)	(6,826)
Net (loss) income	—	—	—	—	—	—	(160,112)	(160,112)	5,008	(155,104)
Balance at December 31, 2011	10,663,868	527	(116,196)	(2,729)	20,269	(950)	(171,288)	(154,171)	49,260	(104,911)
Forfeit of restricted stock	(106,340)	(4)	—	—	—	—	—	(4)	—	(4)
Issuance of restricted stock	57,544	1	—	—	—	—	—	1	—	1
Purchase of treasury stock	—	—	(23,832)	(148)	—	—	—	(148)	—	(148)
Share-based payment	—	—	—	—	733	—	—	733	—	733
Unrealized gain on hedging transaction, net of tax	—	—	—	—	—	234	—	234	—	234
Noncontrolling interest disposed in connection with acquisition	—	—	—	—	505	—	—	505	—	505
Net contributions (distributions)	—	—	—	—	—	—	—	—	(11,540)	(11,540)
Net (loss) income	—	—	—	—	—	—	(11,938)	(11,938)	10,775	(1,163)
Balance at December 31, 2012	10,615,072	524	(140,028)	(2,877)	21,507	(716)	(183,226)	(164,788)	48,495	(116,293)
Exercise of stock options	31,679	—	—	—	527	—	—	527	—	527
Forfeit of restricted stock	(7,334)	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	27,719	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(4,893)	(121)	—	—	—	(121)	—	(121)
Share-based payment	—	—	—	—	1,487	—	—	1,487	—	1,487
Unrealized gain on hedging transaction, net of tax	—	—	—	—	—	634	—	634	—	634
Noncontrolling interest disposed in connection with acquisition	—	—	—	—	—	—	—	—	—	—
Net contributions (distributions)	—	—	—	—	—	—	—	—	(14,409)	(14,409)
Net (loss) income	—	—	—	—	—	—	(21,483)	(21,483)	13,041	(8,442)
Balance at December 31, 2013	10,667,136	$524	(144,921)	$(2,998)	$23,521	$(82)	$(204,709)	$(183,744)	$47,127	$(136,617)
See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

(Dollars in thousands, except per share and share amounts)
1. Description of the Company and Basis of Financial Statement Presentation
Description of the Company Alliance HealthCare Services, Inc. and its subsidiaries (the “Company”) provides diagnostic imaging services and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. The Company also provides services through fixed-sites, primarily to hospitals or health systems. The Company’s services normally include the use of its systems, technologists, therapists and other clinical staff to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging and radiation oncology operations. The Company also offers ancillary services including marketing support, education, training and billing assistance. The Company operates entirely within the United States and is one of the largest providers of shared service and fixed-site magnetic resonance imaging (“MRI”) and positron emission tomography/computed tomography (“PET/CT”) services in the country. The Company also operates 28 radiation oncology centers at December 31, 2013. For the year ended December 31, 2013, MRI, PET/CT and radiation oncology services generated 42%, 32% and 17% of the Company’s revenue, respectively.
Principles of Consolidation and Basis of Financial Statement Presentation The accompanying audited consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control. Intercompany transactions have been eliminated. The Company records noncontrolling interest related to its consolidated subsidiaries which are not wholly owned. Investments in non-consolidated investees over which it exercises significant influence but does not control are accounted for under the equity method. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles").
Reverse Stock Split On December 26, 2012, the Company executed a 1-for-5 reverse stock split. All share and per share information for all periods presented herein gives effect to the reverse stock split.
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents The Company classifies short-term investments with original maturities of three months or less as cash equivalents.
Accounts Receivable The Company provides shared and single-user diagnostic imaging and radiation oncology equipment and technical support services to the healthcare industry and directly to patients on an outpatient basis. Substantially all of the Company’s accounts receivables are due from hospitals, other healthcare providers and health insurance providers, including Medicare, located throughout the United States. A substantial portion of the Company’s services are provided pursuant to long-term contracts with hospitals and other healthcare providers or directly to patients. Accounts receivable generally are collected within industry norms for third-party payors. Estimated credit losses are provided for in the consolidated financial statements and losses experienced have been within management’s expectations.
Concentration of Credit Risk Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and trade receivables. The Company invests available cash in cash equivalents and money market securities of high-credit-quality financial institutions. Cash and cash equivalents in excess of federally insured limits increased from $648 at December 31, 2012 to $28,171 at December 31, 2013 due to the provisional unlimited federally insured deposits that expired on December 31, 2012. At December 31, 2012 and 2013, the Company’s accounts receivable were primarily from clients in the healthcare industry and third-party payors. To reduce credit risk, the Company performs periodic credit evaluations of its clients, but does not generally require advance payments or collateral. Credit losses to clients in the healthcare industry have not been material. The provision for doubtful accounts was 1.2% of revenues in 2011, 0.6% of revenues in 2012 and 0.8% of revenues in 2013.
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
Goodwill and Intangible Assets Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other,” requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually at the reporting unit level. In addition, ASC 350 defines a reporting unit as an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit under ASC 350 if the component constitutes a business for which discrete financial information is available and reviewed by management. The Company has evaluated ASC 350 and concluded there are two operating segments: the Imaging Division and the Oncology Division. The Imaging Division is further divided into two components (East and West zones), while the Oncology Division operating segment is comprised of a single component. The Company has assessed that each component listed above meets the definition of a reporting unit, based on the conclusions that each component constitutes a business, discrete financial information is available for each component, and management regularly reviews the results of such financial information.
In accordance with ASC 350, the Company has selected to perform an annual impairment test in the fourth quarter for goodwill and intangible assets with indefinite lives, using financial information as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such indicators include a sustained significant decline in our market capitalization or a significant decline in expected future cash flows due to changes in company-specific factors or the broader business climate. When such an event or change in circumstances occurs, consideration is given to the potential impact on the fair value of the reporting unit and the amount by which the fair value exceeds the carrying value as of the date of the last impairment test.
Determining whether impairment has occurred is a two-step process. First, for each reporting unit, the Company compares its estimated fair value with its net book value. If the estimated fair value exceeds its net book value, goodwill is deemed not to be impaired, and no further testing is necessary. If the estimated fair value does not exceed its net book value, the Company then performs a second test to calculate the amount of impairment, if any. To determine the amount of any impairment, the Company determines the implied fair value of goodwill. Specifically, the Company determines the fair value of all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical calculation that yields the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company records an impairment charge for the difference.
The impairment analysis in Step 2 utilizes two primary approaches to calculate the fair value of the reporting unit: the discounted cash flow (“DCF”) method and the Guideline Public Company (“GPC”) method.
Under the DCF method, value is measured as the present worth of anticipated future net cash flows generated by a business. In a multi-period model, net cash flows attributable to a business are forecast for an appropriate period and then discounted to present value using an appropriate discount rate. In a single-period model, net cash flow or earnings for a normalized period are capitalized to reach a determination of present value. The methods, key assumptions, degree of uncertainty associated with the key assumptions and the potential events or changes in circumstances that could reasonably be expected to negatively affect the key assumptions with respect to the Oncology reporting unit are the estimated future net cash flows generated, and the discount rate applied to capture the associated risks. The ability to achieve anticipated future net cash flows is subject to numerous assumptions and risks, including company-specific risks such as the ability to maintain and grow revenues, maintain or improve operating margins, control costs and anticipate working capital requirements. The anticipated future net cash flows are also dependent on industry-level factors, such as the impact of the Patient Protection and Affordable Care Act of 2010 on patient volumes and cost reimbursement levels and continued availability of qualified doctors and other medical professionals who are necessary to staff the Company's operations, among other potential impacts.
Under the GPC method, value is estimated by comparing the subject company to similar companies with publicly traded ownership interests. Guideline companies are selected based on comparability to the subject company, and valuation multiples are calculated and applied to subject company operating data. The key assumption used in connection with the GPC method focuses on identifying guideline companies that operate in the same (or similar) line of business as the reporting units, with the same (or similar) operating characteristics. Eligible companies were selected based on Global Industry Classification Standard codes, Standard Industrial Classification codes, company descriptions, and industry affiliations. Proceeding the analysis of the observed guideline public company multiples, certain of those multiples were utilized to apply against the relevant financial metrics of the Oncology reporting unit. Factors considered included relative risk, profitability, and growth considerations of the Oncology reporting unit relative to the guideline companies. Value estimates for the Oncology reporting unit involve using multiples of market value of invested capital excluding cash to revenue and earnings before interest, income taxes, depreciation and amortization ("EBITDA"). Valuations derived using the GPC method rely on information primarily obtained from available industry market data and publicly available filings with the Securities and Exchange Commission ("SEC").
The 2012 annual impairment test yielded a fair value of the Oncology reporting unit that exceeded its carrying value of $140,246 by approximately 4%, and was therefore considered at risk of impairment. Based on the 2012 goodwill impairment analysis in Step 1, the Oncology Division was not impaired. There were no other reporting units that were at risk of impairment in 2012. The 2013 annual impairment test yielded individual fair values for each reporting unit that substantially exceeded their respective carrying values and were not considered at risk of impairment.
Goodwill and intangible assets with indefinite lives are allocated to three reporting units, which are aggregated into the Imaging and Radiation Oncology segments. Goodwill represented $56,493 of $560,141 of total assets as of December 31, 2012. Goodwill represented $56,975 of $489,847 of total assets as of December 31, 2013. Imaging segment goodwill totaled $41,684 and $42,166 as of December 31, 2012 and 2013, respectively, and Radiation Oncology segment goodwill totaled $14,809 as of December 31, 2012 and 2013.
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
Revenue Recognition The majority of the Company’s revenues are derived directly from healthcare providers and are primarily for imaging and radiation oncology services. To a lesser extent, revenues are generated from direct billings to third-party payors or patients which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from billings to third-party payors and patients amounted to approximately 21%, 19% and 20% of revenues for the years ended December 31, 2011, 2012 and 2013, respectively. No single customer accounted for more than 2% of consolidated revenues in each of the years ended December 31, 2011, 2012, and 2013. The Company recognizes revenue in accordance with ASC 605, “Revenue.” As the price is predetermined, all revenues are recognized at the time the delivery of service has occurred and collectability is reasonably assured which is based upon contract terms with healthcare providers and negotiated rates with third party payors and patients. The Company also records revenue from management services that it performs based upon management service contracts with predetermined pricing. Revenues from these services amounted to approximately 3%, 2% and 2% of total revenue for the three years ended December 31, 2011, 2012 and 2013, respectively. These revenues are recorded in the period in which the service is performed and collections of the billed amounts are reasonably assured in accordance with ASC 605.
Share-Based Payment ASC 718, “Compensation—Stock Compensation” requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, ASC 718 requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period. Under ASC 718, the Company records in its consolidated statements of operations compensation cost for stock options and restricted stock awarded to its employees and non-affiliated directors.
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
Fair Values of Financial Instruments The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value based on the short-term maturity of these instruments. The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate fair value based on the short-term nature of these accounts. The carrying amount reported in the balance sheet for long-term debt under the Company’s Credit Agreement (as discussed in Note 5 of the Notes to the Consolidated Financial Statements) approximates fair value, as these borrowings have variable rates that reflect currently available terms, credit spreads and conditions for similar debt. As of December 31, 2012, the fair value of the Company’s 8% Senior Notes (the "Notes") and its equipment loans was $206,895 compared to the carrying amount reported on the balance sheet of $224,939. The Company redeemed all of its Notes in 2013. The fair value of the Company’s Notes at December 31, 2012 were based upon the last bond trading price recorded in 2012. As of December 31, 2013, the fair value of the Company’s equipment loans was equal to the carrying amount reported on the balance sheet of $25,552 as of

December 31, 2013. The fair value of the equipment loans was estimated using discounted cash flow analyses, based on the Company’s current borrowing rates for similar types of equipment loans.
Use of Estimates The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Comprehensive Loss The Company reports comprehensive loss in accordance with ASC 220, “Comprehensive Income.” For the years ended December 31, 2011, 2012 and 2013, the Company has entered into multiple interest rate swap agreements, interest rate cap agreements and fuel swap agreements, as discussed in Note 11 of the Notes to the Consolidated Financial Statements. Assuming perfect effectiveness, any unrealized gains and losses related to the swaps and caps that qualify for cash flow hedge accounting are classified as a component of comprehensive loss, net of any tax. Any ineffectiveness is recognized in earnings.
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
Recent Accounting Pronouncements In January 2013, the Financial Accounting and Standards Board ("FASB") issued Accounting Standards Update ("ASU") number 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” amending ASU number 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 affects entities that have derivatives accounted for in accordance with Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset, or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in ASU 2011-11. The adoption of ASU 2013-01 did not affect the Company's results of operations, cash flows, or financial position.
Derivatives and Hedging In July 2013, the FASB issued ASU number 2013-10, “Derivatives and Hedging (Topic 815) - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU 2013-10 permits the use of the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes. The ASU also removes the restriction on using different benchmark rates for similar hedges. ASU No. 2013-10 is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not affect the Company's results of operations, cash flows, or financial position.
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
3. Transactions
Disposition of Radiology 24/7, LLC and 24/7 Radiology
In the second quarter of 2010, the Company purchased a majority of the outstanding membership interests of Radiology 24/7, LLC (“RAD 24/7”), a teleradiology services company providing primarily final, subspecialty professional radiology interpretation services and outsourced staffing services for magnetic resonance imaging (“MRI”), position emission tomography/computed tomography (“PET/CT”), computed tomography (“CT”), mammography, X-Ray and other imaging modalities and also preliminary radiology interpretation services nationwide. In April 2011, RAD 24/7 purchased some of the assets from 24/7 Radiology (“24/7 RAD”), a professional radiology services company providing both preliminary and final professional radiology interpretation services for MRI, CT, ultrasound, X-Ray and other imaging modalities.

In 2013, in accordance with ASC 350, the Company impaired its intangible assets related to its professional services business as a result of its decision that its professional radiology services business did not align with the long-term strategic direction of the Imaging Division, and divested of its professional radiology services business in the fourth quarter of 2013. This triggering event resulted in revaluing intangible assets related to the professional services business at $1,525 after recognizing an impairment charge of $5,107 related to the intangible assets in 2013. All other assets related to the divestiture of the professional services business were immaterial.
Acquisition of US Radiosurgery, LLC
In April 2011, the Company purchased all of the outstanding membership interests of US Radiosurgery, LLC (“USR”), a stereotactic radiosurgery provider based in Nashville, Tennessee. At the time of this acquisition, USR operated eight stereotactic radiosurgery centers (including one stereotactic radiosurgery center in an unconsolidated joint venture) in partnership with local hospitals and radiation oncologists in eight states: Colorado, Texas, Illinois, Ohio, Oklahoma, Pennsylvania, Nevada and California. These eight stereotactic radiosurgery centers are structured through partnerships, and USR owns between 40% and 76% of the equity interests of the consolidated partnerships. This acquisition significantly expanded the Company’s nationwide footprint and enabled the Company to provide advanced treatment and technology to cancer patients. Following the acquisition of USR, the Company believes it is the nation’s leading provider of stereotactic radiosurgery services, with 17 dedicated centers at December 31, 2013. The purchase price consisted of $52,399 in cash, exclusive of $10,431 of cash acquired. The Company financed this acquisition using internally generated funds.

The following table summarizes recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash received	$10,431
Accounts receivable	4,437
Other current assets	8,065
Equipment	26,379
Goodwill	14,311
Identifiable intangible assets	63,700
Equipment debt	(25,973)
Other liabilities	(9,341)
Noncontrolling interest	(39,610)
Cash consideration paid	$52,399
As a result of this acquisition, the Company recorded goodwill of $14,311 and acquired intangible assets of $63,700, of which $56,300 was assigned to customer relationships, which are being amortized over 20 years, $4,200 was assigned to the non-compete agreement with the seller, was amortized over two years, and $3,200 was assigned to trademarks, which are being amortized over 20 years. The Company recorded the intangible assets at fair value at the acquisition date. The Company is reporting all of the goodwill from this acquisition in the Radiation Oncology segment. A portion of the recorded goodwill and intangible assets is being amortized over 15 years for tax purposes. The fair value of noncontrolling interest related to this transaction was $39,610 as of the acquisition date. To estimate the fair value of noncontrolling interest, the Company used the DCF method under the income approach and the GPC method under the market approach. Included in the amounts above were the following adjustments made in the third quarter of 2011 by the Company as a result of changes in the provisional amounts included in the preliminary draft valuation of assets acquired and liabilities assumed: goodwill increased by $6,888 as a result of decreases in identifiable intangible assets of $10,550, noncontrolling interest of $2,750, and other liabilities of $842 and an increase in fixed assets of $70. The year ended December 31, 2011 included nine months of operations from this acquisition, including $24,587 of revenue and $5,236 of net income.
Pro forma information represents revenue and results of operations of the combined entity as though the acquisition date had been as of the beginning of the respective annual reporting periods. There were no non-recurring adjustments made to the pro forma information below. The following table represents the Company’s pro forma information including USR:

Year Ended December 31,
2011
Revenue	$500,098
Net loss attributable to Alliance HealthCare Services, Inc.	$(160,128)

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
During the year ended December 31, 2013, the Company recorded $7,182 related to restructuring charges, of which the Company recorded $4,990 in Selling, general and administrative expenses; $1,658 in Severance and related costs; and $534 in Cost of revenues, excluding depreciation and amortization.
Amendment No. 1 to 2009 Credit Facility
On September 27, 2011, the Company entered into Amendment No. 1 to its Credit Agreement dated December 1, 2009 with Deutsche Bank Trust Company Americas, as administrative agent and the other lenders party thereto (the "amended 2009 Credit Facility"), the amended 2009 Credit Facility increased quarterly amortization payments on the term loan facility from $1,150 to $3,000 and the Company’s annual excess cash flow sweep percentage was increased from 50% to 75%.
In addition, margins on borrowings under the amended 2009 Credit Facility increased. During the year ended December 31, 2011, the Company wrote off $739 of deferred financing costs related to the revolving credit facility, which was recorded in transaction costs.
On September 27, 2011, in connection with the execution of the amendment, the Company paid $25,000 to reduce its borrowings under the term loan facility and paid a fee to the consenting lenders of $6,008.
Amendment No. 2 to 2009 Credit Facility
On October 22, 2012, the Company and its lenders entered into Amendment No. 2 to the amended 2009 Credit Facility. In connection with the execution of Amendment No. 2, the Company raised $30,000 from the sale of certain imaging assets, which the Company then leased from purchasers under competitive terms. The $30,000 in proceeds from the sale and lease transactions was combined with $44,500 of cash on hand to make a total payment of $74,500 to permanently reduce borrowings outstanding under the term loan facility. The Company is incurring $8,000 of annual rent payments in connection with the sale and lease transactions, which reduces future Consolidated Adjusted EBITDA.
Senior Secured Term Loan Refinancing
On June 3, 2013, the Company replaced its existing credit facility with a new senior secured credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement consists of (i) a $340,000, six-year term loan facility, (ii) a $50,000, five-year revolving loan facility, including a $20,000 sublimit for letters of credit, (iii) uncommitted incremental loan facilities of $100,000 of revolving or term loans, plus an additional amount if our pro forma leverage ratio is less than or equal to 3.25, subject to receipt of lender commitments and satisfaction of specified conditions, and (iv) an $80,000 delayed draw term loan facility, which was required to be drawn within thirty days of June 3, 2013 and used for the redemption of $80,000 in aggregate principal amount of the Company's $190,000 of 8% Senior Notes due 2016 (the “Notes”).
On July 3, 2013, the delayed draw term loan facility was utilized together with other available funds, of which the proceeds were used to redeem $80,000 of the Company's outstanding Notes. The delayed draw term loan facility converted into, and matched the terms of, the new $340,000 term loan facility. If any of the Notes remain outstanding on September 1, 2016, then the maturity date of all loans under the Credit Agreement will be September 1, 2016.

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
During the first five and three-quarter years after the closing date, and including the full amount of the delayed draw term loan facility, the Company was required to make quarterly amortization payments of the term loans in the amount of $1,050. The Company is also required to make mandatory prepayments of term loans under the Credit Agreement, subject to specified exceptions, from excess cash flow (as defined in the Credit Agreement), and with the proceeds of asset sales, debt issuances and specified other events.
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
The Credit Agreement also contains a leverage ratio covenant requiring the Company to maintain a maximum ratio of consolidated total debt to consolidated adjusted EBITDA expense that ranges from 4.95 to 1.00 to 4.30 to 1.00. At December 31, 2013, the Credit Agreement requires a maximum leverage ratio of not more than 4.95 to 1.00. The Credit Agreement eliminated the interest coverage ratio covenant which the Company was subject to maintain prior to the refinancing. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the Credit Agreement.
As a result of the transaction, the Company recognized a loss on extinguishment totaling $17,069 resulting from the write-off of unamortized deferred financing costs and the discount related to the former credit facility. As of December 31, 2013, there was $485,122 outstanding under the term loan of the Credit Agreement and $19,000 borrowings under the new revolving credit facility. As of December 31, 2013, the Company’s ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 3.59 to 1.00.
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
Incremental Term Loan
On October 11, 2013, the Company entered into an amendment to the Credit Agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “First Amendment”). Pursuant to the First Amendment, the Company raised $70,000 in incremental term loan commitments to repurchase the remaining Notes. On December 2, 2013, the Company borrowed $70 million of incremental term loans, and with such proceeds plus borrowings under its revolving line of credit and cash on hand, completed the redemption of all of its outstanding Notes on December 4, 2013. With the completion of this transaction including the redemption in full of the Notes, the Company expects to save approximately $5,000 in cash interest on an annualized basis.

The incremental term loan was funded at 99.0% of principal amount and will mature on the same date as the existing term loan under the Company’s credit facility on June 3, 2019. Upon funding, the incremental term loans were converted to match all the terms of existing term loans. Interest on the incremental term loan is calculated, at the Company’s option, at a base rate plus a 2.25% margin or LIBOR plus a 3.25% margin, subject to a 1.00% LIBOR floor.
During the first five and one half years after the closing date for the incremental term loan, the quarterly amortization payments of all term loans under the credit facility has increased to $1,225 from the previous amount of $1,050.
The Company’s obligations under the incremental term loans are guaranteed by substantially all of the Company’s direct and indirect domestic subsidiaries. The obligations under the incremental term loan and the guarantees are secured by a lien on substantially all of the Company’s tangible and intangible property, and by a pledge of all of the shares of stock and limited liability company interests of the Company’s direct and indirect domestic subsidiaries, of which the Company now owns or later acquires more than a 50% interest, subject to limited exceptions.
As a result of the transaction, the Company recognized a loss on extinguishment totaling $3,817 including $1,721 of expense related to unamortized deferred costs and associated discount, as well as $2,025 for the related call premium.

4. Share-Based Payment
The Company has adopted ASC 718, “Compensation—Stock Compensation,” and has elected to follow the alternative transition method as described in ASC 718 for computing its beginning additional paid-in capital pool. In addition, the Company treats the tax deductions from stock options as being realized when they reduce taxes payable in accordance with the principles and timing under the relevant tax law.

Stock Option Plans and Awards
In November 1999, the Company adopted an employee stock option plan (as amended and restated, the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 2,205,000 shares have become available for grant. As of December 31, 2013, a total of 451,729 shares remained available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant. All options have 10-year terms. Options granted after January 1, 2008 are typically time based and vest in equal traunches over three or four years. During the year ended December 31, 2011, there were 29,800 options in which vesting was accelerated due to employment agreements. During the year ended December 31, 2012 and 2013, there were no options in which vesting was accelerated. Prior to January 1, 2008, subsequent stock options granted under the 1999 Equity Plan to employees were always time options which vest 5% in the first year, 20% in the second year and 25% in years three through five.
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
The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Year Ended December 31,
	2011	2012	2013
Risk free interest rate	2.19%	0.97%	1.52%
Expected dividend yield	—%	—%	—%
Expected stock price volatility	49.8%	62.4%	65.1%
Average expected life (in years)	5.50	6.01	6.00

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

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	986,196	$33.03
Granted	1,000	$21.20
Exercised	(2,480)	$20.95
Canceled	(254,300)	$35.62
Outstanding at December 31, 2011	730,416	$32.16
Granted	487,500	5.54
Exercised	—	—
Canceled	(450,420)	26.36
Outstanding at December 31, 2012	767,496	$18.57
Granted	156,302	$23.83
Exercised	(31,679)	$16.85
Canceled	(88,502)	$31.80
Outstanding at December 31, 2013	803,617	$20.83	7.22	$8,929
Vested and expected to vest in the future at December 31, 2013	786,203	$18.29	7.19	$8,748
Exercisable at December 31, 2013	427,593	$22.14	5.88	$4,308
The following table summarizes information about all the stock options outstanding at December 31, 2013:

Options Outstanding	Exercise Price	Remaining Contractual Term	Options Exercisable	Exercise Price
100,000	$4.85	8.67	100,000	$4.85
133,000	$5.00	8.43	44,333	$5.00
60,000	$5.70	8.08	20,000	$5.70
100,002	$6.20	8.01	29,665	$6.20
16,333	$6.38	9.00	5,000	$6.38
5,000	$6.50	8.94	1,667	$6.50
43,780	$12.70	9.38	0	$—
2,600	$18.35	0.01	2,600	$18.35
4,000	$20.10	6.89	2,999	$20.10
18,450	$20.95	2.09	17,250	$20.95
1,000	$26.25	5.62	996	$26.25
30,000	$27.80	1.92	30,000	$27.80
49,800	$28.55	6.00	38,088	$28.55
102,952	$29.14	9.75	0	$—
1,000	$31.40	2.57	1,000	$31.40
500	$34.70	0.77	498	$34.70
24,900	$37.05	3.12	23,820	$37.05
200	$38.75	1.77	198	$38.75
200	$39.55	2.77	198	$39.55
56,000	$40.30	5.00	55,995	$40.30
7,000	$41.20	2.79	7,000	$41.20
200	$42.85	4.77	198	$42.85
1,000	$43.70	4.78	1,000	$43.70
21,000	$46.30	4.01	21,000	$46.30
200	$48.70	3.77	198	$48.70
24,500	$61.75	1.01	23,890	$61.75
803,617	$20.83	7.22	427,593	$22.14

The weighted average grant date fair value of options granted during the years ended December 31, 2011, 2012 and 2013 was $10.06 per share, $3.15 per share and $14.17 per share, respectively. There were 31,679 options exercised during the year ended December 31, 2013. The total intrinsic value of options exercised during the year ended December 31, 2011 was $1. The total intrinsic value of options exercised during the year ended December 31, 2013 was $204. There were no options exercised during 2012. The total cash received from employees as a result of stock option exercises was $53 and $527 for the years ended December 31, 2011 and 2013, respectively.
The following table summarizes the Company’s unvested stock option activity:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2012	425,915	$4.90
Granted	156,302	14.17
Vested	(189,575)	5.61
Canceled	(16,618)	8.42
Unvested at December 31, 2013	376,024	$8.10
At December 31, 2013, the total unrecognized fair value share-based payment related to unvested stock options granted to both employees and non-employees was $2,277, which is expected to be recognized over a remaining weighted-average period of 1.88 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the statements of operations and comprehensive (loss). The total fair value of shares vested during the years ended December 31, 2011, 2012 and 2013 was $2,915, $1,546 and $1,064, respectively.
Stock Awards
The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based stock awards (collectively referred to as “stock awards”). During 2011, awards to certain employees of the Company either cliff vest after one year, or three years, provided that the employee remains continuously employed through the issuance date, or cliff vest after one year provided that the employee meets certain performance criteria and remains continuously employed through the issuance date. During 2012, awards to certain employees either cliff vest after one year, or vest annually in 33.3% increments over three years. During 2013, awards to certain employees vested immediately upon the date of grant, or cliff vest after one year provided that the employee remains continuously employed through the issuance date.
For the year ended December 31, 2011, the Company recorded share-based payment related to stock awards of $2,457. For the year ended December 31, 2012, the Company recorded share-based payment related to stock awards of $(601). The expense reversal in 2012 was mostly due to the forfeiture of 85,000 unvested shares granted in 2010 to two now-former executive officers. Total historical expense recorded since their date of grant through 2012 was $1,675, which all reversed during 2012. For the year ended December 31, 2013, the Company recorded share-based payment related to stock awards of $562. The weighted-average grant-date fair value of stock awards granted during the year ended December 31, 2013 was $16.79 per share.
The following table summarizes the Company’s unvested restricted stock activity:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	279,158
Granted to employees	57,887
Granted to non-employee directors	44,310
Vested	(71,247)
Canceled	(36,800)
Unvested at December 31, 2011	273,308
Granted to employees	38,075
Granted to non-employee directors	19,469
Vested	(119,968)
Canceled	(106,340)
Unvested at December 31, 2012	104,544	4.65
Granted to employees	14,100	9.11
Granted to non-employee directors	13,619	24.74
Vested	(54,038)	6.65
Canceled	(7,334)	12.96
Unvested at December 31, 2013	70,891	$7.01
At December 31, 2013, the total unrecognized fair value share-based payment related to stock awards granted to employees was $135, which is expected to be recognized over a remaining weighted-average period of 0.75 years. At December 31, 2013, the total unrecognized fair value share-based payment related to the stock awards granted to unaffiliated directors was $332, which is expected to be recognized over a remaining weighted-average period of 1.00 years. The unaffiliated directors, excluding the Chairman of the Board, each receive a restricted stock award on December 31, 2013 and each December 31 thereafter (the “Grant Date”) of the number of shares of common stock having a value equal to $40, rounded down to the nearest whole share, and calculated using the average share price of the Company’s stock over the 15-day period preceding the Grant Date. Such restricted stock awards will fully vest one year after the Grant Date based on the continued service of the non-employee director through the vesting date. The Chairman of the Board, Mr. Buckelew, is entitled to restricted stock having a value equal $138 as compensation for a service period of one year, for the 24 month period proceeding his resignation as the Company's CEO. The number of shares of common stock Mr. Buckelew receives, having a value equal to $138, rounded down to the nearest whole share, and calculated using the closing share price of the Company’s stock on December 31. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the statements of operations and comprehensive (loss).

Directors' Compensation Program
In 2011, non-employee directors earned an annual fee of $35 for their services as directors. In addition, restricted stock units were granted to non-employee directors unaffiliated with Oaktree and MTS. Each unaffiliated director received an annual restricted stock unit award on December 31, 2011, for shares of the Company's Common Stock having a value equal to $80, using the average share price of the Company's Common Stock over the 15-day period preceding the grant date. Each restricted stock unit award vested on December 31, 2012, contingent upon the Unaffiliated Director's continued service through each of the respective dates. On December 31, 2011, directors affiliated with Oaktree and MTS (the “Oaktree/MTS Directors”), received cash compensation of $80 for serving on the Board during 2011. Non-employee directors who also served as members of our Audit Committee received an additional $15 in 2011, and the non-employee director who served as Chairman of our Audit Committee received an additional $20 in 2011. In 2011, non-employee directors were reimbursed for travel expenses related to their Board service.
In 2012 and 2013, under the revised compensation program for non-employee directors in effect during 2012, non-employee directors earned an annual fee of $40 for their services as directors. In addition, each Unaffiliated Director, received a restricted stock unit award on December 31, 2012 and 2013 for the number of shares of our Common Stock having a value equal to $40, using the average share price of our Common Stock over the 15-day period preceding the grant date. These restricted stock unit awards will vest the first anniversary of their respective date of grant contingent upon the Unaffiliated Directors continued service to the Company through that date. In addition, each Unaffiliated Director received additional annual cash compensation of $40, paid in equal quarterly installments, for serving on the Board during 2012 and 2013. Beginning October 1, 2013, the Chairman of the Board, Mr. Buckelew, is entitled to restricted stock units having a value equal $138 as compensation for a service period of one year, for the 24 month period following his resignation as the Company's CEO. The number of units Mr. Buckelew receives, having a value equal to $138, divided by the closing share price of the Company’s stock on December 31, rounded down to the nearest whole share. On December 31, 2012 and 2013, each Oaktree/MTS Director received additional cash compensation of $80, for serving on the Board during 2012 and 2013, respectively. Also during 2012 and 2013, non-employee directors who served as members of our Audit Committee received an additional $15, and the non-employee director who served as Chairman of our Audit Committee received an additional $30. In 2012 and 2013, non-employee directors who served as members of our Nominating Committee, Compensation Committee and Strategy & Finance Committee received an additional $5, and the non-employee director who served as Chairman of our Strategy and Finance Committee received an additional $25. In 2012 and 2013, non-employee directors were reimbursed for travel expenses related to their Board service.
For the years ended December 31, 2011, 2012 and 2013 the Company recorded director fees of $488, $490, and $634, respectively. For cash payment elections of Phantom Shares in the Director Deferred Compensation Plan, an increase (decrease) to other accrued liabilities is recorded for the difference between the current fair market value and the original issuance price of the Phantom Shares. For the issuance of common stock elections of Phantom Shares, an increase is made to APIC when director's fees are recorded. All cash elections are accrued in other accrued liabilities until payment is due and payable. At December 31, 2012 and 2013, $240 and $268, respectively, was included in other accrued liabilities relating to the Director Deferred Compensation Plan.
5. Fair Value of Financial Instruments
The Company used the following methods and assumptions in estimating fair value disclosure for financial instruments:
Cash and cash equivalents The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.
Debt The fair value of the Company’s fixed-rate debt was based on open bid/ask quotations of those notes at December 31, 2012. The carrying amount of variable-rate borrowings at December 31, 2012 and 2013 approximates fair value estimates based on current market rates and credit spreads for similar debt instruments.

Derivative instruments Fair value was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.
The estimated fair values of the Company’s financial instruments are as follows:

	As of December 31,
	2012		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$39,977	$39,977	$34,702	$34,702
Fixed-rate debt	188,434	174,800	25,552	25,552
Variable-rate debt	335,261	335,261	504,122	504,122
Derivative instruments - asset position	—	—	811	811
Derivative instruments - liability position	219	219	104	104
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

Level 1	Quoted market prices in active markets for identical assets or liabilities.

Level 2	Observable market based inputs or unobservable inputs, including identical securities in inactive markets or similar securities in active markets that are corroborated by market data.

Level 3	Unobservable inputs that are not corroborated by market data.
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

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 820 pricing levels as of December 31, 2013:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$34,702	$34,702	$—	$—
Interest rate contracts - asset position	811		811
Interest rate contracts - liability position	104	—	104	—
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
To estimate the fair value of the Radiation Oncology and Imaging reporting units, the Company utilizes two primary approaches to calculate the fair value of the reporting unit: the DCF method and the GPC method.
Under the DCF method, value is measured as the present worth of anticipated future net cash flows generated by a business. In a multi-period model, net cash flows attributable to a business are forecast for an appropriate period and then discounted to present value using an appropriate discount rate. In a single-period model, net cash flow or earnings for a normalized period are capitalized to reach a determination of present value. The methods, key assumptions, degree of uncertainty associated with the key assumptions and the potential events or changes in circumstances that could reasonably be expected to negatively affect the key assumptions with respect to the Oncology reporting unit are the estimated future net cash flows generated, and the discount rate applied to capture the associated risks. The ability to achieve anticipated future net cash flows is subject to numerous assumptions and risks, including company-specific risks such as the ability to maintain and grow revenues, maintain or improve operating margins, control costs and anticipate working capital requirements. The anticipated future net cash flows are also dependent on industry-level factors, such as the impact of the Patient Protection and Affordable Care Act of 2010 on patient volumes and cost reimbursement levels and continued availability of qualified doctors and other medical professionals who are necessary to staff the Company's operations, among other potential impacts.
Under the GPC method, value is estimated by comparing the subject company to similar companies with publicly traded ownership interests. Guideline companies are selected based on comparability to the subject company, and valuation multiples are calculated and applied to subject company operating data. The key assumption used in connection with the GPC method focuses on identifying guideline companies that operate in the same (or similar) line of business as the reporting units, with the same (or similar) operating characteristics. Eligible companies were selected based on Global Industry Classification Standard codes, Standard Industrial Classification codes, company descriptions, and industry affiliations. Proceeding the analysis of the observed guideline public company multiples, certain of those multiples were utilized to apply against the relevant financial metrics of the Oncology reporting unit. Factors considered included relative risk, profitability, and growth considerations of the Oncology reporting unit relative to the guideline companies. Value estimates for the Oncology reporting unit involve using multiples of market value of invested capital excluding cash to revenue and EBITDA. Valuations derived using the GPC method rely on information primarily obtained from available industry market data and SEC filings.
During the third quarter of 2011, the Company deemed it appropriate to perform a valuation of certain definite useful lived intangible assets in accordance with ASC 360 as a result of the factors described above. Based on this valuation, the Company recorded impairment charges of $1,953 related to certain physician referral network intangible assets, which were related to the Imaging segment. The Company applied the income approach to value the physician referral networks, utilizing the excess earnings method. This fair value determination was categorized as Level 3 (unobservable) in the fair value hierarchy.
During the fourth quarter of 2011, the Company also evaluated the recoverability of the carrying amount of certain long-lived assets and recognized an impairment charge of $10,747 to reduce these assets to their fair values. These assets represent a certain class of imaging-related equipment. The Company based the fair values of these assets on their anticipated disposal values.
There was no remaining goodwill, intangible assets, long-lived assets or investments in unconsolidated investees that were measured at fair value on a non-recurring basis on which an impairment charge was recorded as of December 31, 2011.
For the year ended December 31, 2011, the Company recorded asset impairment charges of $154,342 related to goodwill, $10,747 related to long-lived assets, $1,953 related to definite lived intangibles and $750 related to indefinite lived intangible assets.

For the year ended December 31, 2012, the Company performed its annual impairment test in the fourth quarter and concluded that it was not necessary to record asset impairment charges related to goodwill, long-lived assets, or definite and indefinite lived intangibles.
In the third quarter of 2013, in accordance with ASC 350, the Company recorded an impairment charge of $4,529 related to the closure of an imaging site location in August 2013, which was originally purchased in a group of assets acquired in 2007. Upon acquisition, the Company recorded both tangible and intangible assets including physician referral networks, non-compete agreements, certificates of need and goodwill. In late 2012, the term of a non-compete agreement ended causing a decline in revenue, ultimately resulting in the imaging site closure. Based on this triggering event, the Company deemed it appropriate to perform a valuation analysis of the remaining intangible assets related to the original acquisition. The Company applied the excess earnings method under the income approach to value the physician referral networks, and applied the beneficial earnings method under the income approach, and the guideline transaction method under the market approach to value the certificates of need. The Company categorized this fair value determination as Level 3 (unobservable) in the fair value hierarchy, as described in Note 5.
In 2013, in accordance with ASC 350, the Company impaired its intangible assets related to its professional services business as a result of its decision that its professional radiology services business did not align with the long-term strategic direction of the Imaging Division, and divested of its professional radiology services business in the fourth quarter of 2013 . This triggering event resulted in revaluing intangible assets related to the professional services business at $1,525 after recognizing an impairment charge of approximately $5,107 related to the intangible assets in 2013. The Company based the carrying value of these intangible assets on the selling price (categorized as Level 3 in the fair value hierarchy, as described in Note 5) the Company received in the sale transaction for the assets related to its professional services business. All other assets related to the divestiture of the professional services business were immaterial.
In the fourth quarter of 2013, in accordance with ASC 350, the Company recorded an impairment charge related to the pending expiration of one of its non-compete agreements with the affiliated oncology physician. Negotiation efforts to renew the non-compete agreement were unsuccessful, and the Company appropriately revalued all intangible assets specifically related to the single location originally purchased with a group of assets in 2011. The impairment charge totaled $3,395 comprised of assets including a physicians' referral network, trademarks, and professional services agreement, which were all written down to zero value.The Company categorized this fair value determination as Level 3 (unobservable) in the fair value hierarchy, as described in Note 5.
For the year ended December 31, 2013, the Company recorded total impairment charges of $13,031, comprised of $10,031 related to definite lived intangible assets and $3,000 related to indefinite lived intangible assets. For further discussion related to impairment charges taken in 2013, see Note 6.
6. Impairment Charges
Market and economic conditions with respect to the recent recession created an unprecedented and challenging business environment in most major economies in which the Company provides service. The impairment taken in 2011 reflects how the Company had been impacted by sustained high unemployment rates, a reported decline in physician office visits, uncertainty related to healthcare reform, and other conditions in the United States arising from global economic conditions.
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
In the third quarter of 2013, in accordance with ASC 350, the Company recorded an impairment charge of $4,529 to revalue intangible assets to an estimated fair value of $7,458 related to the closure of an imaging site location in August 2013, which was originally purchased in a group of assets acquired in 2007. Upon acquisition, the Company recorded both tangible and intangible assets including physician referral networks, non-compete agreements, certificates of need and goodwill. In late 2012, the term of a non-compete agreement ended causing a decline in revenue, ultimately resulting in the imaging site closure. Based on this triggering event, the Company deemed it appropriate to perform a valuation analysis of the remaining intangible assets related to the original acquisition. Based on current year performance to project revenues and earnings to estimate future cash flows, the Company applied the excess earnings method under the income approach to value the physician referral networks, and applied the beneficial earnings method under the income approach. The guideline transaction method under the market approach was used to value the certificates of need. The Company categorized this fair value determination as Level 3 (unobservable) in the fair value hierarchy, as described in Note 5.
In 2013, in accordance with ASC 350, the Company impaired its intangible assets related to its professional services business as a result of its decision that its professional radiology services business did not align with the long-term strategic direction of the Imaging Division, and divested of its professional radiology services business in the fourth quarter of 2013. This triggering event resulted in revaluing intangible assets related to the professional services business at $1,525 after recognizing an impairment charge of approximately $5,107 related to the intangible assets in 2013. The Company based the carrying value of these intangible assets on the selling price (categorized as Level 3 in the fair value hierarchy, as described in Note 5) the Company received in the sale transaction for the assets related to its professional services business. All other assets related to the divestiture of the professional services business were immaterial.
In the fourth quarter of 2013, in accordance with ASC 350, the Company recorded an impairment charge related to the pending expiration of one of its non-compete agreements with the affiliated oncology physician. Negotiation efforts to renew the non-compete agreement were unsuccessful, and the Company appropriately revalued all intangible assets specifically related to the single location originally purchased with a group of assets in 2011. The impairment charge totaled $3,395 comprised of assets including a physicians' referral network, trademarks, and professional services agreement, which were all written down to zero value. The Company categorized this fair value determination as Level 3 (unobservable) in the fair value hierarchy, as described in Note 5.

7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill are as follows:

Balance at January 1, 2012	$56,493
Goodwill acquired during the period	—
Impairment charges	—
Adjustments to goodwill during the period	—
Balance at December 31, 2012	56,493
Goodwill acquired during the period	—
Impairment charges	—
Adjustments to goodwill during the period	482
Balance at December 31, 2013	$56,975
Gross goodwill	$231,219
Accumulated impairment charges	(174,244)
Balance at December 31, 2013	$56,975

Intangible assets consisted of the following:

	December 31, 2012			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$152,629	$(68,380)	$84,249	$152,629	$(86,584)	$66,045
Other	25,743	(16,488)	9,255	26,197	(20,868)	5,329
Total amortizing intangible assets	$178,372	$(84,868)	$93,504	$178,826	$(107,452)	$71,374
Intangible assets not subject to amortization			33,427			30,427
Total other intangible assets			$126,931			$101,801
In 2013, in accordance with ASC 350, the Company impaired its intangible assets related to its professional services business as a result of its decision that its professional radiology services business did not align with the long-term strategic direction of the Imaging Division, and divested of its professional radiology services business in the fourth quarter of 2013. This triggering event resulted in revaluing intangible assets related to the professional services business at $1,525 after recognizing an impairment charge of approximately $5,107 related to the intangible assets in 2013. All other assets related to the divestiture of the professional services business were immaterial.
In the third quarter of 2013, in accordance with ASC 350, the Company recorded an impairment charge of $4,529 to revalue intangible assets to an estimated fair value of $7,458 related to the closure of an imaging site location in August 2013, which was originally purchased in a group of assets acquired in 2007. Upon acquisition, the Company recorded both tangible and intangible assets including physician referral networks, non-compete agreements, certificates of need and goodwill. In late 2012, the term of a non-compete agreement ended causing a decline in revenue, ultimately resulting in the imaging site closure. Based on this triggering event, the Company deemed it appropriate to perform a valuation analysis of the remaining intangible assets related to the original acquisition. Based on current year performance to project revenues and earnings to estimate future cash flows, the Company applied the excess earnings method under the income approach to value the physician referral networks, and applied the beneficial earnings method under the income approach. The guideline transaction method under the market approach was used to value the certificates of need. The Company categorized this fair value determination as Level 3 (unobservable) in the fair value hierarchy, as described in Note 5.
In the fourth quarter of 2013, in accordance with ASC 350, the Company recorded an impairment charge related to the pending expiration of one of its non-compete agreements with the affiliated oncology physician. Negotiation efforts to renew the non-compete agreement were unsuccessful, and the Company appropriately revalued all intangible assets specifically related to the single location that was originally purchased with a group of assets in 2011. The impairment charge totaled $3,395 comprised of assets including a physicians' referral network, trademarks, and professional services agreement, which were all written down to zero book value.
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
The Company uses the estimated useful life to amortize customer contracts, which is a weighted-average of 15 years. Other intangible assets subject to amortization are estimated to have a weighted-average useful life of six years. Amortization expense for intangible assets subject to amortization was $16,444, $15,861 and $10,973 for the years ended December 31, 2011, 2012 and 2013, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.
Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2014	7,765
2015	7,028
2016	6,027
2017	5,585
2018	5,217
Thereafter	41,288
8. Other Accrued Liabilities
Other accrued liabilities consisted of the following:

	December 31, 2012	December 31, 2013
Accrued systems rental and maintenance costs	$2,768	$1,488
Accrued site rental fees	1,202	999
Accrued property and sales taxes payable	11,561	10,253
Accrued self-insurance expense	1,299	1,635
Deferred gain on sale of equipment	1,293	319
Other accrued expenses	8,712	7,308
Total	$26,835	$22,002
9. Long-Term Debt and Senior Subordinated Credit Facility
Long-term debt consisted of the following:

	December 31, 2012	December 31, 2013
Term loan facility	$340,435	$487,725
Discount on term loan facility	(5,174)	(2,603)
Revolving credit facility	—	19,000
Senior notes	190,000	—
Discount on senior notes	(1,565)	—
Equipment debt	34,939	25,552
Long-term debt, including current portion	558,635	529,674
Less current portion	13,145	15,066
Long-term debt	$545,490	$514,608

In connection with the acquisition of USR the Company assumed $25,973 in equipment debt.
2009 Credit Facility
In December 2009, the Company entered into a senior secured credit agreement (the "2009 Credit Facility") comprised of a $460,000 term loan ("the 2009 Term Loan") maturing in June 2016 and a $120,000 revolving facility maturing in December 2014. The Company used the proceeds to retire $351,600 of its previous term loan. Borrowings under the 2009 Term Loan were issued at 98.0% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the loan.
On September 27, 2011, the Company entered into Amendment No. 1 to the 2009 Credit Facility. As part of Amendment No. 1 to the 2009 Credit Facility, the Company's quarterly amortization payments on the term loan facility were increased from $1,150 to $3,000 and the Company's annual excess cash flow sweep percentage was increased from 50% to 75%.
Additionally, the Company agreed to an increase in margins on its borrowings under the amended 2009 Credit Facility. During the year ended December 31, 2011, the Company wrote off $739 of deferred financing costs related to the Revolving

Credit Facility, which was recorded in transaction costs. As of December 31, 2011, the Company did not have any borrowing outstanding under the amended Revolving Credit Facility and had $64,750 of available borrowings under the amended Revolving Credit Facility, net of outstanding letters of credit.
In September 2011, in connection with the execution of the Amendment No. 1, the Company paid down $25,000 of the borrowings outstanding under the term loan facility and paid a fee to the consenting lenders of $6,008.
On October 22, 2012, the Company and its lenders entered into Amendment No. 2 to the amended 2009 Credit Facility. The minimum ratio of consolidated Adjusted EBITDA less minority interest expense to consolidated interest expense remains unchanged. As of December 31, 2012, there was $335,261 outstanding under the term loan facility and no borrowings under revolving credit facility.
As of December 31, 2012, the Company's ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the amended 2009 Credit Facility was 3.89 to 1.00 and its ratio of Consolidated Adjusted EBITDA to consolidated interest expense, calculated pursuant to the amended 2009 Credit Facility was 2.85 to 1.00. As of December 31, 2012, the Company was in compliance with all covenants under the amended 2009 Credit Facility.
In connection with the execution of Amendment No. 2, the Company raised $30,000 from the sale of certain imaging assets, which the Company then leased from purchasers under competitive terms. The $30,000 in proceeds from the sale and lease transactions, was combined with $44,500 of cash on hand to make a total payment of $74,500 to permanently reduce borrowings outstanding under the amended 2009 Term Loan.
The weighted-average interest rate of the amended 2009 Term Loan at December 31, 2011 was 7.24%. The weighted-average interest rate of the amended 2009 Term Loan at December 31, 2012 was 7.25%. There were no borrowings outstanding under the Revolving Credit Facility at December 31, 2011 or 2012. The Company paid a commitment fee equal to 0.50% per annum on the undrawn portion available under the amended 2009 Revolving Credit Facility. The Company also paid variable per annum fees in respect of outstanding letters of credit. At December 31, 2012, the Company had $4,030 of outstanding letters of credit. As of December 31, 2012, there was $335,261 outstanding under the amended 2009 Term Loan and no borrowings under the amended Revolving Credit Facility. At December 31, 2012, the Company had an unamortized discount of $5,174 related to the amended 2009 Term Loan.
8% Senior Notes In December 2009, the Company completed a cash tender offer (the “2009 Tender Offer”) for any and all of its outstanding 7 1/4% Notes issued in December of 2004, and issued $190,000 of 8.0% senior notes due in 2016 in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended. The Company used the proceeds from this transaction, the New Term Loan and existing cash to complete the 2009 Tender Offer. The Notes were issued at 98.690% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the notes. No subsidiary of the Company guaranteed these Notes. The indenture governing the Notes contained covenants limiting the Company's and most of its subsidiaries' ability to pay dividends and make other restricted payments, incur additional indebtedness or issue disqualified stock, create liens on assets, merge, consolidate, or sell all or substantially all of its assets, and enter into transactions with affiliates, among others. The Notes were unsecured senior obligations and were equal in right of payment to all existing and future senior debt, and rank senior in right of payment to all of the Company's existing and future subordinated debt. The Notes were effectively subordinated in right of payment to all of the Company's existing and future secured indebtedness. At December 31, 2012, the Company had an unamortized discount of $1,565 related to the Notes. As of December 31, 2012, the Company was in compliance with all covenants contained in the Notes.
Senior Secured Term Loan Refinancing
On June 3, 2013, the Company replaced its existing credit facility with a new senior secured credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement consists of (i) a $340,000, six-year term loan facility, (ii) a $50,000, five-year revolving loan facility, including a $20,000 sublimit for letters of credit, (iii) uncommitted incremental loan facilities of $100,000 of revolving or term loans, plus an additional amount if our pro forma leverage ratio is less than or equal to 3.25, subject to receipt of lender commitments and satisfaction of specified conditions, and (iv) an $80,000 delayed draw term loan facility, which was required to be drawn within thirty days of June 3, 2013 and used for the redemption of the Company's $190,000 of Notes.
On July 3, 2013 the delayed draw term loan facility was utilized, of which the proceeds were used to redeem $80,000 in aggregate principal amount of the Company's outstanding 8% Notes. The delayed draw term loan facility converted into, and matched the terms of, the new $340,000 term loan facility. If any of the Notes remain outstanding on September 1, 2016, then the maturity date of all loans under the Credit Agreement will be September 1, 2016.

Borrowings under the Credit Agreement bear interest through maturity at a variable rate based upon, at the Company's option, either the LIBOR or the base rate (which is the highest of the administrative agent’s prime rate, one-half of 1.00% in excess of the overnight federal funds rate, and 1.00% in excess of the one-month LIBOR rate), plus, in each case, an applicable margin. With respect to the term loan facilities, the applicable margin for LIBOR loans is 3.25% per annum, and with respect to the revolving loan facilities, the applicable margin for LIBOR loans ranges, based on the applicable leverage ratio, from 3.00% to 3.25% per annum, in each case, with a LIBOR floor of 1.00%. The applicable margin for base rate loans under the term loan facilities is 2.25% per annum and under the revolving loan facility ranges, based on the applicable leverage ratio, from 2.00% to 2.25% per annum. Prior to the refinancing of the term loan facilities, the applicable margin for base rate loans was 4.25% per annum and the applicable margin for revolving loans was 5.25% per annum, with a LIBOR floor of 2.00%. The Company is required to pay a commitment fee which ranges, based on the applicable leverage ratio, from 0.375% to 0.50% per annum on the undrawn portion available under the revolving loan facility and variable per annum fees with respect to outstanding letters of credit.
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
The Credit Agreement also contains a leverage ratio covenant requiring the Company to maintain a maximum ratio of consolidated total debt to consolidated adjusted EBITDA expense that ranges from 4.95 to 1.00 to 4.30 to 1.00. Beginning with the quarter ended September 30, 2013, the Credit Agreement requires a maximum leverage ratio of not more than 4.95 to 1.00. The Credit Agreement eliminated the interest coverage ratio covenant which the Company was subject to maintain prior to the refinancing. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the Credit Agreement.
As a result of the debt refinancing transaction, the Company recognized a loss on extinguishment totaling $17,069 resulting from the write-off of unamortized deferred financing costs and the discount related to the former credit facility. As of December 31, 2013, there was $485,122 outstanding under the new term loan facility, $19,000 in borrowings under the new revolving credit facility, and $4,901 letters of credit outstanding. As of December 31, 2013, the Company’s ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 3.59 to 1.00.
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
Incremental Term Loan
On October 11, 2013, the Company entered into an amendment to the Credit Agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “First Amendment”). Pursuant to the First Amendment, the Company raised $70,000 in incremental term loan commitments to repurchase the remaining Notes. On December 2, 2013, the Company borrowed $70 million of incremental term loans, and with such proceeds plus borrowings under its revolving line of credit and cash on hand, completed the redemption of all its outstanding Notes on December 4, 2013. With the completion of this transaction including the redemption in full of the Notes, the Company expects to save approximately $5,000 in cash interest on an annualized basis.

The incremental term loan was funded at 99.0% of principal amount and will mature on the same date as the existing term loan under the Company’s credit agreement on June 3, 2019. Upon funding, the incremental term loans were converted to match all the terms of existing term loans. Interest on the incremental term loan is calculated, at the Company’s option, at a base rate plus a 2.25% margin or LIBOR plus a 3.25% margin, subject to a 1.00% LIBOR floor.
During the first five and one half years after the closing date for the incremental term loan, the quarterly amortization payments of all term loans under the credit agreement has increased to $1,225 from the previous amount of $1,050.
The Company’s obligations under the incremental term loans are guaranteed by substantially all of the Company’s direct and indirect domestic subsidiaries. The obligations under the incremental term loan and the guarantees are secured by a lien on substantially all of the Company’s tangible and intangible property, and by a pledge of all of the shares of stock and limited liability company interests of the Company’s direct and indirect domestic subsidiaries, of which the Company now owns or later acquires more than a 50% interest, subject to limited exceptions.
As a result of the transaction, the Company recognized a loss on extinguishment totaling $3,817 including $1,721 of expense related to unamortized deferred costs and associated discount, as well as $2,025 for the related call premium.
As of December 31, 2013, our ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 3.59 to 1.00.
The maturities of long-term debt as of December 31, 2013 are as follows:

	Bank Credit Facilities
	New Term Loan	Revolving Credit Facility	Equipment Loans	Total
Year ending December 31:
2014	4,900	—	10,166	15,066
2015	4,900	—	7,076	11,976
2016	4,900	19,000	5,453	29,353
2017	4,900	—	2,564	7,464
2018	4,900	—	293	5,193
Thereafter	463,225	—	—	463,225
	$487,725	$19,000	$25,552	$532,277

10. Loss Per Common Share
Basic net loss per share is computed utilizing the two-class method and is calculated based on the weighted-average number of common shares outstanding during the periods presented, excluding unvested restricted stock units which do not contain nonforfeitable rights to dividend and dividend equivalents.
Diluted net loss per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options, unvested restricted stock and unvested restricted stock units. Potentially dilutive securities are not considered in the calculation of net loss per share as their impact would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2011	2012	2013
Numerator:
Net loss attributable to Alliance HealthCare Services, Inc.	$(160,112)	$(11,938)	$(21,483)
Denominator:
Weighted-average shares-basic	10,626	10,624	10,634
Effect of dilutive securities:
Employee stock options	—	—	—
Weighted-average shares-diluted	10,626	10,624	10,634
Loss per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(15.07)	$(1.12)	$(2.02)
Diluted	$(15.07)	$(1.12)	$(2.02)
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	924	757	176
Average exercise price per share that exceeds average market price of common stock	$32.95	$17.72	$35.02
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
Cash Flow Hedges
Interest Rate Cash Flow Hedges
The Company has entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the years ended December 31, 2012 and 2013, the Company had interest rate swap and cap agreements to hedge approximately $159,570 and $260,315 of its variable rate bank debt, respectively, or 28.6% and 49.1% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $0.2 million from accumulated other comprehensive loss to interest expense and other, net.
In the first quarter of 2010, the Company entered into one interest rate swap agreement (the “2010 Swap”) and three interest rate cap agreements, in accordance with Company policy, to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The 2010 Swap, which matured in January 2011, had a notional amount of $92,719. The interest rate cap agreements, which mature in February 2014, have a total notional amount of $150,000 and were de-designated as cash flow hedges associated with the Company’s variable rate bank debt in the fourth quarter of 2013. Under these arrangements, the Company had purchased a cap on LIBOR at 4.50%. The Company paid $1,537 to enter into the caps, which is being amortized through interest expense and other, net over the life of the agreements.

In the second quarter of 2011, the Company acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of USR. One of the USR Swaps, which matures in October 2015, had a notional amount of $1,917 as of December 31, 2013. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap, which matures in April 2014, had a notional amount of $351 as of December 31, 2013. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 4.15%. The net effect of the hedge is to record interest expense at a fixed rate of 6.15%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%. As a result of the acquisition of USR, the USR Swaps were de-designated, hedge accounting was terminated and all further changes in the fair market value of these swaps are being recorded in interest expense and other, net.

In the fourth quarter of 2012, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in December 2017, had a notional amount of $4,236 as of December 31, 2013. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.50% and pays a fixed rate of 3.75%. The net effect of the hedge is to convert interest expense to a fixed rate of 3.75%, as the underlying debt incurred interest based on one-month LIBOR plus 2.50%.
In the first quarter of 2013, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in April 2018, had a notional amount of $3,809 as of December 31, 2013. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.00% and pays a fixed rate of 2.873%. The net effect of the hedge is to convert interest expense to a fixed rate of 2.873%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%.
In the fourth quarter of 2013, the Company entered into five interest rate cap agreements ("2013 Caps"), in accordance with Company policy, to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The 2013 Caps, which mature in December 2016, had a notional amount of $250,000 and were designated as cash flow hedges of future cash interest payments associated with a portion of the Company’s variable rate bank debt. Under these arrangements, the Company has purchased a cap on LIBOR at 2.50%. The Company paid $815 to enter into the caps, which is being amortized through interest expense and other, net over the life of the agreements.

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
Quantitative information about the Company’s derivatives’ impact on performance and operations is provided below:

	Asset Derivatives
	Fair Value as of December 31,
	Balance Sheet Location	2012	2013
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$—	$811

	Liability Derivatives
	Fair Value as of December 31,
	Balance Sheet Location	2012	2013
Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$120	$46
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$99	$58

The Effect of Designated Derivative Instruments on the Statement of Operations
For the Year Ended December 31, 2012

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$33	Interest expense and other, net	$340	Interest expense and other, net	$—
Diesel fuel swap	—	Fuel expense (included in Costs of revenues, excluding depreciation and amortization)	—	Other (income) expense, net	—
Total	$33		$340		$—

 The Effect of Non-Designated Derivative Instruments on the Statement of Operations
For the Year Ended December 31, 2012

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(41)

The Effect of Designated Derivative Instruments on the Statement of Operations
For the Year Ended December 31, 2013

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$30	Interest expense and other, net	$(1,014)	Interest expense and other, net	$—
Total	$30		$(1,014)		$—

 The Effect of Non-Designated Derivative Instruments on the Statement of Operations
For the Year Ended December 31, 2013

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(7)

12. Commitments and Contingencies
The Company has maintenance contracts with its equipment vendors for substantially all of its diagnostic imaging and radiation oncology equipment. The contracts are between one and five years from inception and extend through the year 2016, but may be canceled by the Company under certain circumstances. The Company's total contract payments for the years ended December 31, 2011, 2012 and 2013 were $56,450, $48,911 and $39,209, respectively. At December 31, 2013, the Company had binding equipment purchase commitments totaling $1,372.
The Company leases office and warehouse space and certain equipment under non-cancelable operating leases. The office and warehouse leases generally call for minimum monthly payments plus maintenance and inflationary increases. The future minimum payments under such leases are as follows:

Year ending December 31:
2014	$14,009
2015	13,302
2016	11,542
2017	2,734
2018	1,732
Thereafter	7,068
$50,387
The Company's total rental expense, which includes short-term equipment rentals, for the years ended December 31, 2011, 2012 and 2013 was $9,515, $9,643 and $15,760, respectively.
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
Historically, payments made related to these indemnifications have been immaterial. At December 31, 2013, the Company has determined that no liability is necessary related to these guarantees and indemnities.
In connection with the acquisition of Medical Outsourcing Services, LLC (“MOS”) in the third quarter of 2008, the Company subsequently identified a Medicare billing practice related to a portion of MOS's retail billing operations that raised compliance issues under Medicare reimbursement guidelines. The practice was in place before the acquisition and was discontinued when the Company became aware of it. In accordance with the corporate compliance program, the Company entered into discussions with representatives of the federal government to advise it of the issue and seek guidance on appropriate next steps.

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
In the first quarter of 2013, the former owners of MOS paid $1,198 which amount represented the remaining amount of the indemnification cap created in connection with the acquisition. This amount was in addition to $5,300 the Company already recovered from the former owners of MOS in connection with the arbitration award against them. With these final payments totaling $1,198, the former owners of MOS have now fully satisfied their obligations to the Company under the arbitration award. Following receipt of the final payments from the former owners of MOS, the Company then entered into a settlement agreement to resolve the government's investigation of the Medicare billing practices engaged in by MOS prior to the acquisition. Under the terms of the settlement agreement, the Company paid $2,400 to the government, which amount was paid primarily from the funds recovered in the arbitration from the former owners of MOS.
In June 2012, Pacific Coast Cardiology (“PCC”) d/b/a Pacific Coast Imaging, Emanuel Shaoulian, MD, Inc., and Michael M. Radin, MD, Inc. filed a lawsuit in California state court against the Company and other defendants. The complaint asserts a number of claims related to the Company’s decision not to purchase PCC in 2010, and also separately seeks a determination regarding an amount the Company contends is owed to it by PCC pursuant to a previous contractual arrangement. Plaintiffs are seeking monetary and punitive damages. Trial is currently scheduled for May of 2014. The Company intends to vigorously defend against the claims asserted in this lawsuit and proceed to trial, if necessary. The Company has not recorded an expense related to any potential damages in connection with this matter because any potential loss is not probable or reasonably estimable at this time.
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
Plaintiff alleges the Company disregarded Mississippi Certificate of Need ("CON") rules and regulations by operating without obtaining the appropriate authority, and is seeking in excess of $1,000 in damages as well as requesting injunctive relief. In January of 2014, the District Court dismissed Plaintiff’s Complaint on a number of procedural and substantive grounds. The plaintiff has appealed the District Court’s ruling and the Company will respond accordingly. The Company has not recorded an expense related to any potential damages in connection with this matter because any potential loss is not probable or reasonably estimable at this time.
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

13. 401(k) Savings Plan
Under the Company's 401(k) Savings Plan (the “Plan”), all employees who are over 21 years of age are eligible to participate after attaining three months of service. Employees may contribute between 1% and 25% of their annual compensation, subject to Internal Revenue Code limitations. For the years ended December 31, 2011, 2012 and 2013, the Company did not match any employee contributions to the Plan. The Company may also make discretionary contributions depending on profitability. No discretionary contributions were made in 2011, 2012 or 2013.
14. Income Taxes
The benefit for income taxes shown in the consolidated statements of operations consists of the following:

	Year Ended December 31,
	2011	2012	2013
Current:
Federal	$(2)	$951	$92
State	(50)	7	228
Total current	(52)	958	320
Deferred:
Federal	(31,565)	(6,709)	(10,681)
State	(6,625)	(959)	(2,037)
Total deferred	(38,190)	(7,668)	(12,718)
Total benefit for income taxes	$(38,242)	$(6,710)	$(12,398)
Significant components of the Company’s net deferred tax assets (liabilities) at December 31 are as follows:

	2012	2013
Basis differences in equipment	$(49,678)	$(37,531)
Basis differences in intangible assets	10,380	13,679
Net operating losses	7,853	8,683
Accounts receivable	2,007	1,916
State income taxes	1,080	324
Accruals not currently deductible for income tax purposes	10,239	9,450
Basis differences associated with acquired investments	(12,874)	(14,390)
Other	5,262	4,445
Total deferred taxes	(25,731)	(13,424)
Valuation allowance	—	—
Net deferred taxes	$(25,731)	$(13,424)
Current deferred tax asset	$17,364	$21,849
Noncurrent deferred tax liability	(43,095)	(35,273)
Net deferred taxes	$(25,731)	$(13,424)

A reconciliation of the expected total benefit for income taxes, computed using the federal statutory rate on income is as follows:

	Year Ended December 31,
	2011	2012	2013
U.S. Federal tax benefit at statutory rates	$(68,901)	$(4,386)	$(9,265)
State income taxes, net of federal benefit	(4,339)	(619)	(1,175)
Earnings from unconsolidated investees	1,230	1,633	1,971
Noncontrolling interest	(1,753)	(3,771)	(4,564)
Impairments	33,397	—	—
Other	2,124	433	635
Benefit for income taxes	$(38,242)	$(6,710)	$(12,398)
For the year ended December 31, 2011, the Company recorded a goodwill impairment charge of $154,342, of which $98,339 related to non-deductible goodwill. Impairment of non-deductible goodwill reduced the income tax benefit of the impairment by $38,302 and reduced the Company’s effective tax rate by approximately 49.3% for the year ended December 31, 2011.
As of December 31, 2013, the Company had net operating loss ("NOL") carryforwards of approximately $22,422 and $12,388 for federal and state income tax purposes, respectively. These loss carryforwards will expire at various dates from 2014 through 2031. As of December 31, 2013, the Company also had alternative minimum tax credit carryforwards of $4,493 with no expiration date.
As of December 31, 2013, the Company has provided a liability for $287 of unrecognized tax benefits related to various federal and state income tax matters. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $246.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2012	2013
Unrecognized tax benefits at January 1	$906	$652	$428
Increases for positions taken in current year	82	58	41
Increases for positions taken in a prior year	18	—	—
Decreases for positions taken in a prior year	(4)	(20)	(15)
Decreases for lapses in the applicable statute of limitations	(350)	(262)	(167)
Decreases for settlements with taxing authorities	—	—	—
Unrecognized tax benefits at December 31	$652	$428	$287
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2013, the Company had approximately $19 in accrued interest and penalties related to unrecognized tax benefits.
The Company is subject to United States federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2010 through 2013. The Company’s and its subsidiaries’ state income tax returns are open to audit under the applicable statutes of limitations for the years ended December 31, 2009 through 2013. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
15. Related-Party Transactions
On April 16, 2007, Oaktree and MTS purchased 4,900,301 shares of the Company’s common stock. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. At December 31, 2013, Oaktree and MTS owned in the aggregate approximately 51.0% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.
Revenues from management agreements with unconsolidated equity investees were $11,692, $9,194 and $9,564 during the years ended December 31, 2011, 2012 and 2013, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which are included in the management agreement revenue, who reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as cost of revenues and the reimbursement as revenue in its consolidated statements of operations. For the years ended December 31, 2011, 2012 and 2013, the amounts of the revenues and expenses were $9,000, $7,457 and $7,781, respectively.
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
On October 11, 2013, the Company obtained commitments from its current lenders with respect to a $70,000 incremental term loan under its Credit Agreement. On December 2, 2013, the Company borrowed $70,000 of incremental term loans, and with such proceeds plus borrowings under its revolving line of credit and cash on hand, completed the redemption of all its outstanding Notes on December 4, 2013. Oaktree funded $10,000 of the $70,000 incremental term loan.

16. Investments in Unconsolidated Investees
The Company has direct ownership in four unconsolidated investees at December 31, 2013. The Company owns between 15% and 50% of these investees, and provides management services under agreements with three of these investees, expiring at various dates through 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

Set forth below are certain financial data for Alliance-HNI, LLC and Subsidiaries, one of the Company’s unconsolidated investees:

	December 31, 2012	December 31, 2013
Balance Sheet Data:
Current assets	$5,246	$4,650
Noncurrent assets	10,142	9,732
Current liabilities	3,026	2,810
Noncurrent liabilities	2,669	2,757

	Year Ended December 31,
	2011	2012	2013
Operating Results:
Revenues	$18,111	$17,959	$17,635
Expenses	12,457	10,090	9,055
Net income	5,654	7,869	8,580
Earnings from unconsolidated investee	2,830	3,735	4,480

Set forth below are certain financial data for the aggregate of the Company’s unconsolidated investees, including Alliance-HNI, LLC and Subsidiaries:

	December 31, 2012	December 31, 2013
Balance Sheet Data:
Current assets	$7,843	$7,188
Noncurrent assets	12,092	11,058
Current liabilities	3,828	3,569
Noncurrent liabilities	3,736	3,382

	Year Ended December 31,
	2011	2012	2013
Combined Operating Results:
Revenues	$27,743	$27,228	$27,614
Expenses	20,925	14,607	12,721
Net income	6,818	12,621	14,893
Earnings from unconsolidated investees	3,516	4,667	5,630

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
The following table summarizes the Company’s revenue by segment:

	Year Ended December 31,
	2011	2012	2013
Revenue
Imaging	$418,443	$389,086	$370,968
Radiation Oncology	75,208	83,172	77,863
Total	$493,651	$472,258	$448,831

The following are components of revenue:

	Year Ended December 31,
	2011	2012	2013
Revenue
MRI revenue	$205,706	$196,073	$187,207
PET/CT revenue	169,003	154,849	145,027
Radiation Oncology revenue	75,208	83,172	77,863
Other modalities and other revenue	43,734	38,164	38,734
Total	$493,651	$472,258	$448,831

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

	Year Ended December 31,
	2011	2012	2013
Segment income
Imaging	$146,151	$134,798	$128,247
Radiation Oncology	27,535	36,719	34,752
Corporate / Other	(24,403)	(17,121)	(15,578)
Total	$149,283	$154,396	$147,421
The reconciliation of Net loss to total segment income is shown below:

	Year Ended December 31,
	2011	2012	2013
Net loss attributable to Alliance HealthCare Services, Inc.	$(160,112)	$(11,938)	$(21,483)
Income tax (benefit) expense	(38,242)	(6,710)	(12,398)
Interest expense and other, net	49,789	54,101	39,170
Amortization expense	16,444	15,861	10,973
Depreciation expense	89,974	79,333	66,319
Share-based payment (included in selling, general and administrative expenses)	4,619	724	1,487
Severance and related costs	750	—	—
Noncontrolling interest in subsidiaries	5,008	10,775	13,041
Restructuring charges (Note 3)	7,137	6,715	7,182
Transaction costs	3,328	494	465
Impairment charges	167,792	—	13,031
Loss on extinguishment of debt	—	—	26,018
Other non-recurring charges (included in selling, general and administrative expenses)	—	248	549
Other non-cash charges (included in other income and expense, net)	2,796	4,793	3,067
Total segment income	$149,283	$154,396	$147,421
Net income for the Imaging and Radiation Oncology segments does not include charges for interest expense, net of interest income, income taxes or certain selling, general and administrative expenses. These costs are charged against the Corporate / Other segment. The following table summarizes the Company’s net income (loss) by segment:

	Year Ended December 31,
	2011	2012	2013
Net (loss) income
Imaging	$(115,758)	$50,173	$56,881
Radiation Oncology	3,932	9,358	6,048
Corporate / Other	(48,286)	(71,469)	(84,412)
Total	$(160,112)	$(11,938)	$(21,483)

The following table summarizes the Company’s identifiable assets by segment:

	As of December 31,
	2012	2013
Identifiable assets
Imaging	$282,906	$240,317
Radiation Oncology	176,353	158,216
Corporate / Other	100,882	91,314
Total	$560,141	$489,847

The following table summarizes the Company’s goodwill by segment:

	Imaging	Radiation Oncology	Corporate / Other	Total
Balance at January 1, 2012	$41,684	$14,809	$—	$56,493
Goodwill acquired during the period	—	—	—	—
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	—	—	—	—
Balance at December 31, 2012	$41,684	$14,809	$—	$56,493
Goodwill acquired during the period	—	—	—	—
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	482	—	—	482
Balance at December 31, 2013	$42,166	$14,809	$—	$56,975

Gross goodwill	$196,508	$34,711	$—	$231,219
Accumulated impairment charges	(154,342)	(19,902)	—	(174,244)
Balance at December 31, 2013	$42,166	$14,809	$—	$56,975
Capital expenditures in the Imaging, Radiation Oncology and Corporate segments were $19,696, $14,337, and $3,531 respectively, for the year ended December 31, 2012, and $21,288, $762, and $4,998 respectively, for the year ended December 31, 2013.

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

	Quarter Ended
	Mar. 31, 2012	Jun. 30, 2012	Sep. 30, 2012	Dec. 31, 2012
Revenues	$120,753	$120,664	$116,013	$114,828
Cost of revenues, excluding depreciation and amortization	66,139	63,881	60,541	62,664
(Loss) income before income taxes, earnings from unconsolidated investees and noncontrolling interest	(6,292)	(1,661)	477	(5,064)
Net (loss) income	(2,572)	1,927	1,240	(1,758)
Net loss attributable to Alliance HealthCare Services, Inc.	(4,822)	(801)	(1,243)	(5,072)
Loss per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(0.45)	$(0.08)	$(0.12)	$(0.48)
Diluted	$(0.45)	$(0.08)	$(0.12)	$(0.48)
	Quarter Ended
	Mar. 31, 2013	Jun. 30, 2013	Sep. 30, 2013	Dec. 31, 2013
Revenues	$110,382	$114,418	$113,375	$110,656
Cost of revenues, excluding depreciation and amortization	60,639	60,094	59,701	58,963
Loss income before income taxes, earnings from unconsolidated investees and noncontrolling interest	(1,460)	(18,058)	(2,407)	(4,545)
Net income (loss)	412	(9,455)	1,332	(731)
Net loss attributable to Alliance HealthCare Services, Inc.	(2,418)	(12,964)	(2,070)	(4,031)
Loss per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(0.23)	$(1.22)	$(0.19)	$(0.38)
Diluted	$(0.23)	$(1.22)	$(0.19)	$(0.38)
The Company experiences seasonality in the revenues and margins generated for its services. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue is affected primarily by fewer calendar days and inclement weather, typically resulting in fewer patients being scanned or treated during the period. Fourth quarter revenues are affected by holiday and client and patient vacation schedules, resulting in fewer scans or treatments during the period. The variability in margins is higher than the variability in revenues due to the fixed nature of our costs. The Company also experiences fluctuations in the revenues and margins generated due to acquisition activity and general economic conditions, including recession or economic slowdown. For information regarding impairment charges recorded in 2011 and 2013, see Note 6 of the Notes to the Consolidated Financial Statements.

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Management has used the framework set forth in the report entitled Internal Control—Integrated Framework (1992) published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. Our internal control over financial reporting as of December 31, 2013, has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
Management has determined that, as of December 31, 2013, there has been no change in our internal control over financial reporting during the last fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Alliance HealthCare Services, Inc.
Newport Beach, California
We have audited the internal control over financial reporting of Alliance HealthCare Services, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, Alliance HealthCare Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the consolidated financial statement schedule as of and for the year ended December 31, 2013 of the Company, and our report dated March 13, 2014, expressed an unqualified opinion on those consolidated financial statements and the consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 13, 2014

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K, other than that relating to identification of our executive officers, will be included in our 2014 definitive proxy statement and is incorporated herein by reference. The information required by Item 10 of Form 10-K relating to identification of our executive officers is incorporated by reference from Item 1 of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K will be included in our 2014 definitive proxy statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS
The information required by Item 12 of Form 10-K with respect to security ownership of certain beneficial owners and management will be included in our 2014 definitive proxy statement and is incorporated herein by reference.
The information required by Item 12 of Form 10-K with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K will be included in our 2014 definitive proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 of Form 10-K will be included in our 2014 definitive proxy statement and is incorporated herein by reference.

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
The following Financial Statement Schedule for the years ended December 31, 2013, 2012 and 2011 is set forth on page 103 of this report on Form 10-K:
Schedule II—Valuation and Qualifying Accounts
All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes for the years ended December 31, 2013, 2012 and 2011.

3	Index to Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Alliance. (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on August 14, 2001)

3.1.1
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Alliance. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on February 17, 2009)

3.1.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Alliance HealthCare Services, Inc. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on December 12, 2012)

3.2	Amended and Restated By-laws of Alliance. (Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on August 14, 2001)

3.2.1	Certain Amended and Restated Provisions of the By-laws of Alliance. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 10-Q (File No. 001-16609) with the SEC on December 20, 2007)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Alliance. (Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on August 14, 2001)

4.2
Indenture, including the form of Note, dated as of December 1, 2009, with respect to the 8% Senior Notes due 2016, between Alliance HealthCare Services, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on December 4, 2009)

10.1*
The 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated. (Filed as Appendix A to the Company’s Proxy Statement on Form DEF 14A (File No. 001-16609) with the SEC on April 17, 2009)

10.2*
Form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated. (Filed as Exhibit 10.25 to Amendment No. 1 to the Company’s Registration Statement on Form S-4/A (File No. 333-60682) with the SEC on June 14, 2001)

10.3*	Alliance Directors’ Deferred Compensation Plan, as amended and restated. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on December 20, 2007)

10.4	Form of Stockholder’s Agreement. (Filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-4 (File No. 333-60682) with the SEC on May 10, 2001)

10.5*	Form of Indemnification Agreement. (Filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-64322) with the SEC on July 2, 2001)

10.6*
Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara. (Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 16, 2006)

10.7*
Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara. (Filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 16, 2006)

10.8*
Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 16, 2007)

10.9*
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Directors) under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on December 20, 2007)

10.10*
Form of Stock Bonus Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 16, 2007)

10.11
Governance and Standstill Agreement, dated as of March 16, 2007, among Alliance Imaging, Inc., OCM Principal Opportunities Fund IV, LP., and MTS Health Investors II, L.P. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on March 22, 2007)

10.12*	Form of Executive Severance Agreement. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on March 22, 2007)

Exhibit No.	Description

10.13*
Amendment of Employment Agreement, dated as of April 16, 2007, between Howard K. Aihara and Alliance Imaging, Inc. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on April 20, 2007)

10.14*
New form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated. (Filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 12, 2008

10.15*
Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated (For Director Awards Only). (Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 10, 2009)

10.16*
Amendment to the Alliance Imaging, Inc. Directors’ Deferred Compensation Plan, as amended and restated. (Filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 10, 2009)

10.17*
Second Amendment of Employment Agreement, dated as of December 9, 2008, between Howard K. Aihara and Alliance Imaging, Inc. (Filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 10, 2009)

10.18*	Form of Amendment of Executive Severance Agreement. (Filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 10, 2009)

10.19
Credit Agreement, dated as of June 3, 2013, among Alliance HealthCare Services, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent and the lenders party thereto. (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on August 7, 2013)

10.20
Amendment No. 1 to Credit Agreement, dated as of October 11, 2013, among Alliance HealthCare Services, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent and the lenders party thereto. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on October 16, 2013)

10.21
Incremental Term Loan Commitment Agreement, dated October 11, 2013, by and among the Company, Credit Suisse AG, Cayman Islands Branch, as administrative agent and other lenders party thereto.(Incorporated by reference to exhibits filed in response to Item 9.01(d), “Exhibits” of the Company’s Current Report on Form 8-K, dated October 16, 2013 (File No. 001-16609)

10.22*
Form of Letter Agreement Evidencing Retention Bonus Arrangements with Executive Officers, dated as of January 31, 2012, with schedule of individual bonus amounts. (Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 15, 2012)

10.23*	Schedule of 2012 Executive Officer Compensation.(1)

10.24*	Schedule of Non-Employee Director Compensation.(1)

10.25*
Offer Letter, dated as of May 31, 2012, between Larry C. Buckelew and Alliance HealthCare Services Inc. (Filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on August 7, 2012)

10.26*
Offer Letter, dated as of May 31, 2012, between Michael J. Shea and Alliance HealthCare Services Inc. (Filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on August 7, 2012)

10.27*
Offer Letter, dated as of July 29, 2013, between Percy C. Tomlinson and Alliance HealthCare Services Inc. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on August 2, 2013)

10.28*
Executive Severance Agreement, dated October 1, 2013, between Percy C. Tomlinson and Alliance HealthCare Services, Inc. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on August 2, 2013)

10.29*	Form of Restricted Stock Unit Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries (1)

Exhibit No.	Description

21.1
Subsidiaries of the Registrant.(Incorporated by reference to the exhibit filed in response to Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-16609).

23.1	Consent of Independent Registered Public Accounting Firm.(1)

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

101
The following materials from Alliance’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (b) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011; (c) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; (d) Consolidated Statements of Changes in Shareholders' Equity (Deficit); and (e) Notes to Consolidated Financial Statements.(1)

_________________

(1)	Filed herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE HEALTHCARE SERVICES, INC.

March 13, 2014	By:	/s/ PERCY C. TOMLINSON
Percy C. Tomlinson
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2014.
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Percy C. Tomlinson and Richard W. Johns, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title
/s/ PERCY C. TOMLINSON
Percy C. Tomlinson	Chief Executive Officer (Principal Executive Officer)
/S/ HOWARD K. AIHARA
Howard K. Aihara	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/S/ LARRY C. BUCKELEW
Larry C. Buckelew	Chairman of the Board of Directors
/S/ SCOTT A. BARTOS
Scott A. Bartos	Director
/S/ AARON A. BENDIKSON
Aaron A. Bendikson	Director
/S/ NEIL F. DIMICK
Neil F. Dimick	Director
/S/ MICHAEL P. HARMON
Michael P. Harmon	Director
/S/ CURTIS S. LANE
Curtis S. Lane	Director
/S/ EDWARD L. SAMEK
Edward L. Samek	Director
/S/ PAUL S. VIVIANO
Paul S. Viviano	Director

ALLIANCE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions (Bad Debt Write-offs, net of Recoveries)	Balance at End of Period
Year ended December 31, 2013
Allowance for Doubtful Accounts	$5,317	$3,415	$(3,574)	$5,158
Year ended December 31, 2012
Allowance for Doubtful Accounts	$7,914	$2,871	$(5,468)	$5,317
Year ended December 31, 2011
Allowance for Doubtful Accounts	$6,451	$6,046	$(4,583)	$7,914