Form 10-Q
period 2014-03-31
Alliance HealthCare Services, Inc
filed 2014-05-08
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 5, 2014:
Common Stock, $.01 par value, 10,669,363 shares

ALLIANCE HEALTHCARE SERVICES, INC.
FORM 10-Q
March 31, 2014

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	December 31, 2013	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$34,702	$29,127
Accounts receivable, net of allowance for doubtful accounts	63,713	61,726
Deferred income taxes	21,849	21,849
Prepaid expenses	7,553	5,537
Other receivables	2,796	2,374
Total current assets	130,613	120,613
Equipment, at cost	824,103	821,994
Less accumulated depreciation	(654,350)	(662,584)
Equipment, net	169,753	159,410
Goodwill	56,975	56,975
Other intangible assets, net	101,801	99,841
Deferred financing costs, net	9,873	9,492
Other assets	20,832	18,930
Total assets	$489,847	$465,261
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,990	$8,358
Accrued compensation and related expenses	21,166	12,852
Accrued interest payable	1,645	3,107
Other accrued liabilities	22,002	22,735
Current portion of long-term debt	15,066	14,110
Total current liabilities	71,869	61,162
Long-term debt, net of current portion	514,608	500,584
Other liabilities	4,714	4,639
Deferred income taxes	35,273	35,515
Total liabilities	626,464	601,900
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock	524	524
Treasury stock	(2,998)	(3,138)
Additional paid-in capital	23,521	25,610
Accumulated comprehensive loss	(82)	(62)
Accumulated deficit	(204,709)	(202,778)
Total stockholders’ deficit attributable to Alliance HealthCare Services, Inc.	(183,744)	(179,844)
Noncontrolling interest	47,127	43,205
Total stockholders’ deficit	(136,617)	(136,639)
Total liabilities and stockholders’ deficit	$489,847	$465,261

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share amounts)

	Quarter Ended
	March 31,
	2013	2014
Revenues	$110,382	$105,365
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	60,639	56,940
Selling, general and administrative expenses	19,095	18,739
Transaction costs	80	2
Severance and related costs	348	133
Depreciation expense	16,516	15,795
Amortization expense	3,794	1,952
Interest expense and other, net	12,272	6,238
Other (income) and expense, net	(902)	77
Total costs and expenses	111,842	99,876
(Loss) income before income taxes, earnings from unconsolidated investees, and noncontrolling interest	(1,460)	5,489
Income tax (benefit) expense	(138)	1,507
Earnings from unconsolidated investees	(1,734)	(998)
Net income	412	4,980
Less: Net income attributable to noncontrolling interest	(2,830)	(3,049)
Net (loss) income attributable to Alliance HealthCare Services, Inc.	$(2,418)	$1,931
Comprehensive (loss) income, net of taxes:
Net (loss) income attributable to Alliance HealthCare Services, Inc.	$(2,418)	$1,931
Unrealized (loss) gain on hedging transactions, net of taxes	(80)	20
Comprehensive (loss) income, net of taxes	$(2,498)	$1,951
(Loss) income per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(0.23)	$0.18
Diluted	$(0.23)	$0.18
Weighted-average number of shares of common stock and common stock equivalents:
Basic	10,627	10,666
Diluted	10,627	10,890
See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three Months Ended
	March 31,
Operating activities:	2013	2014
Net income	$412	$4,980
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	946	553
Share-based payment	406	334
Depreciation and amortization	20,310	17,747
Amortization of deferred financing costs	1,160	478
Accretion of discount on long-term debt	420	111
Adjustment of derivatives to fair value	123	31
Distributions (less) more than undistributed earnings from investees	(233)	96
Deferred income taxes	(254)	421
(Gain) loss on sale of assets	(805)	141
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(1,851)	1,434
Prepaid expenses	(889)	1,919
Other receivables	546	422
Other assets	368	167
Accounts payable	(1,769)	(3,604)
Accrued compensation and related expenses	(8,077)	(8,314)
Accrued interest payable	3,405	1,463
Income taxes payable	—	6
Other accrued liabilities	(3,739)	573
Net cash provided by operating activities	10,479	18,958
Investing activities:
Equipment purchases	(5,556)	(5,735)
Decrease in deposits on equipment	2,861	1,507
Increase in cash in escrow	(190)	—
Proceeds from sale of assets	1,596	142
Net cash used in investing activities	(1,289)	(4,086)
Financing activities:
Principal payments on equipment debt	(3,826)	(2,866)
Proceeds from equipment debt	4,845	—
Principal payments on term loan facility	(15,000)	(1,225)
Principal payments on revolving loan facility	—	(27,000)
Proceeds from revolving loan facility	—	16,000
Payments of debt issuance costs	(175)	—
Noncontrolling interest in subsidiaries	(4,344)	(3,771)
Equity purchase of noncontrolling interest	—	(1,500)
Proceeds from shared-based payment arrangements	—	55
Purchase of treasury stock	—	(140)
Net cash used in financing activities	(18,500)	(20,447)
Net decrease in cash and cash equivalents	(9,310)	(5,575)
Cash and cash equivalents, beginning of period	39,977	34,702
Cash and cash equivalents, end of period	$30,667	$29,127

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2013	2014
Supplemental disclosure of cash flow information:
Interest paid	$7,506	$4,338
Income taxes paid, net of refunds	1,764	46
Supplemental disclosure of non-cash investing and financing activities:
Comprehensive (loss) gain from hedging transactions, net of taxes	(80)	20
Equipment purchases in accounts payable	1,981	531
Adjustment to equity of noncontrolling interest	—	1,700
See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates
Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance HealthCare Services, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2013.
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
2. Transactions

Restructuring Plan
On August 4, 2011, the Company’s board of directors approved a restructuring plan that included a significant organizational restructure and a cost savings and efficiency initiative. The Company initiated this restructuring plan in the third quarter of 2011. During the three months ended March 31, 2014, the Company recorded $1,025 related to restructuring charges, of which the Company recorded $704 in Selling, general and administrative expenses; $133 in Severance and related costs; and $188 in Cost of revenues, excluding depreciation and amortization.
3. Share-Based Payment
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

Stock Option Plans and Awards
In November 1999, the Company adopted an employee stock option plan (as amended and restated, the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 2,205,000 shares have become available for grant. As of March 31, 2013, a total of 446,698 shares remained available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant. All options have 10-year terms. Options granted after January 1, 2008 are typically time based and vest in equal traunches over three or four years. During the year ended December 31, 2013, there were no options in which vesting was accelerated. During the quarter ended March 31, 2014, there were no options in which vesting was accelerated. Prior to January 1, 2008, subsequent stock options granted under the 1999 Equity Plan to employees were always time options which vest 5% in the first year, 20% in the second year and 25% in years three through five.
The Company uses the Black-Scholes option pricing model to value the compensation expense associated with share-based payment awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the table below. In addition, forfeitures are estimated when recognizing

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

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
The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Quarter Ended March 31,
	2013	2014
Risk free interest rate	0.84%	1.83%
Expected dividend yield	—%	—%
Expected stock price volatility	66.6%	66.3%
Average expected life (in years)	5.50	6.00
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

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	803,617	$20.83
Granted	45,783	28.97
Exercised	(7,667)	6.27
Canceled	(24,854)	23.59
Outstanding at March 31, 2014	816,879	$18.82	6.85	$13,433
Vested and expected to vest in the future at March 31, 2014	797,788	$18.79	6.85	$13,178
Exercisable at March 31, 2014	476,952	$20.36	5.92	$7,699
The weighted average grant date fair value of options granted during the three months ended March 31, 2013 and 2014 was $3.67 per share and $17.56 per share, respectively. Total stock options exercised was 7,667 during the three months ended March 31, 2014. There were 1,333 options exercised during the three months ended March 31, 2013.
The following table summarizes the Company’s unvested stock option activity:

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2013	376,024	$8.10
Granted	45,783	17.56
Vested	(66,367)	5.42
Canceled	(11,254)	5.35
Unvested at March 31, 2014	344,186	$9.89
At March 31, 2014, the total unrecognized fair value share-based payment related to unvested stock options granted to employees was $2,647, which is expected to be recognized over a remaining weighted-average period of 2.63 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the consolidated statements of operations and comprehensive income (loss). The total fair value of shares vested during the three months ended March 31, 2013 and 2014 was $765 and $360, respectively.
Restricted Stock Awards
The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2011, awards to certain employees of the Company either cliff vest after one year or three years provided that the employee remains continuously employed through the issuance date, or cliff vest after one year provided that the employee meets certain performance criteria and remains continuously employed through the issuance date. During 2012, awards to certain employees either cliff vested after one year, or vest annually in 33.3% increments over three years. During 2013, awards to certain employees vested immediately upon the date of grant, or cliff vest after one year provided that the employee remains continuously employed through the issuance date. The Company grants restricted stock awards to non-employee directors of the Company who are unaffiliated with Oaktree Capital Management, LLC (“Oaktree”) and MTS Health Investors, LLC (“MTS”) (“unaffiliated directors”). These awards to unaffiliated directors cliff vest after one year based on the unaffiliated directors’ continued service with the Company through that date.
For the three months ended March 31, 2013 and 2014, the Company recorded share-based payment related to restricted stock awards of $114 and $92, respectively. The weighted-average grant-date fair value of restricted stock awards granted during the three months ended March 31, 2013 was $6.38 per share. No restricted stock awards were granted in the first quarter of 2014.
The following table summarizes the Company’s restricted stock activity:

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	273,308
Granted to employees	38,075
Granted to non-employee directors	19,469
Vested	(119,968)
Canceled	(106,340)
Unvested at December 31, 2012	104,544
Granted to employees	14,100
Granted to non-employee directors	13,619
Vested	(54,038)
Canceled	(7,334)
Unvested at December 31, 2013	70,891	$7.01
Granted to employees	—	—
Granted to non-employee directors	—	—
Vested	(15,000)	39.85
Canceled	(2,000)	19.15
Unvested at March 31, 2014	53,891	$11.70
At March 31, 2014, the total unrecognized fair value share-based payment related to restricted stock awards granted to employees was $85, which is expected to be recognized over a remaining weighted-average period of 1.34 years. At March 31, 2014, the total unrecognized fair value share-based payment related to the restricted stock awards granted to unaffiliated directors was $623, which is expected to be recognized over a remaining weighted-average period of 0.75 years.

Directors' Compensation Program
In 2012 and 2013, under the compensation program for non-employee directors in effect during 2012, non-employee directors earned an annual fee of $40 for their services as directors. In addition, each Unaffiliated Director, received a restricted stock unit award on December 31 for the number of shares of our Common Stock having a value equal to $40, using the average share price of our Common Stock over the 15-day period preceding the grant date. These restricted stock unit awards vest on the first anniversary of their respective date of grant contingent upon the Unaffiliated Director's continued service to the Company through that date. In addition, each Unaffiliated Director receives additional annual cash compensation of $40, paid in equal quarterly installments, for serving on the Board during 2012 and 2013. Beginning October 1, 2013, the Chairman of the Board, Mr. Buckelew, is entitled to restricted stock units having a value equal to $138 as compensation for a service period of one year, for the 24 month period following his resignation as the Company's CEO. The number of units Mr. Buckelew receives, having a value equal to $138, divided by the closing share price of the Company’s stock on December 31, rounded down to the nearest whole share. On December 31, 2012 and 2013, each Oaktree/MTS Director received additional cash compensation of $80, for serving on the Board during 2012 and 2013, respectively. Also during 2012 and 2013, non-employee directors who served as members of our Audit Committee received an additional $15, and the non-employee director who served as Chairman of our Audit Committee received an additional $30. In 2012 and 2013, non-employee directors who served as members of our Nominating Committee, Compensation Committee and Strategy & Finance Committee received an additional $5, and the non-employee director who served as Chairman of our Strategy and Finance Committee received an additional $25. In 2012 and 2013, non-employee directors were reimbursed for travel expenses related to their Board service.
In 2014, under the revised compensation program for non-employee directors in effect during 2014, non-employee directors earn an annual fee of $40 for their services as directors. In addition, each Unaffiliated Director, will receive a restricted stock unit award on December 31 for the number of shares of our Common Stock having a value equal to $140, using the average share price of our Common Stock over the 15-day period preceding the grant date. These restricted stock unit awards vest on the first anniversary of their respective date of grant contingent upon the Unaffiliated Director's continued

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

service to the Company through that date. In addition to the annual $40 fee for all non-employee directors, each Affiliated Director receives additional annual cash compensation of $140, paid in one annual installment, for serving on the Board during 2014. The Chairman of the Board and other committee chairs' and members' compensation program remains unaltered from the above discussion.
4. Recent Accounting Pronouncements
Income Taxes In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") number 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists - a consensus of the FASB Emerging Issues Task Force". ASU 2013-11 generally requires, with some exceptions, an entity to present its unrecognized tax benefits as it relates to its net operating loss carryforwards, similar tax losses, or tax credit carryforwards, as a reduction of deferred tax assets when settlement in this regard is available under the tax law of the applicable taxing jurisdiction as of the balance sheet reporting date. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The adoption of ASU 2013-11 did not affect the Company's results of operations, cash flows, or financial position.
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
Debt The carrying amount of fixed and variable-rate borrowings at March 31, 2014 approximates fair value estimated based on current market rates and credit spreads for similar debt instruments.
Derivative instruments Fair value was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.
The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2013		March 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$34,702	$34,702	$29,127	$29,127
Fixed-rate debt	25,552	25,552	22,687	22,687
Variable-rate debt	504,122	504,112	492,007	492,007
Derivative instruments - asset position	811	811	697	697
Derivative instruments - liability position	104	104	84	84
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
March 31, 2014
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

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 820 pricing levels as of March 31, 2014:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$29,127	$29,127	$—	$—
Interest rate contracts - asset position	697	—	697	—
Interest rate contracts - liability position	84	—	84	—
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
6. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill are as follows:

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

Balance at January 1, 2013	$56,493
Goodwill acquired during the period	—
Impairment charges	—
Adjustments to goodwill during the period	482
Balance at December 31, 2013	56,975
Goodwill acquired during the period	—
Impairment charges	—
Adjustments to goodwill during the period	—
Balance at March 31, 2014	$56,975
Gross goodwill	$231,219
Accumulated impairment charges	(174,244)
Balance at March 31, 2014	$56,975

Intangible assets consisted of the following:

	December 31, 2013			March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$152,629	$(86,584)	$66,045	$152,629	$(88,327)	$64,302
Other	26,197	(20,868)	5,329	26,152	(21,040)	5,112
Total amortizing intangible assets	$178,826	$(107,452)	$71,374	$178,781	$(109,367)	$69,414
Intangible assets not subject to amortization			30,427			30,427
Total other intangible assets			$101,801			$99,841
In accordance with ASC 350, “Intangibles—Goodwill and Other,” the Company has elected to perform an annual impairment test in the fourth quarter for goodwill and indefinite life intangible assets based on the financial information as of September 30, or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company compares the fair value of its reporting units to its carrying amount to determine if there is potential impairment. The fair value of the reporting unit is determined by an income approach and a market capitalization approach. Significant management judgment is required in the forecasts of future operating results that are used in the income approach. The estimates that the Company has used are consistent with the plans and estimates that it uses to manage its business. The Company bases its fair value estimates on forecasted revenue and operating costs which include a number of factors including, but not limited to, securing new customers, retention of existing customers, growth in imaging and radiation oncology revenues and the impact of continued cost savings initiatives. However, it is possible that plans and estimates may change. No triggering events occurred during the first quarter of 2014 which required impairment testing based on financial information as of March 31, 2014. Although the Company concluded that no impairment was present in its intangible assets in the first quarter of 2014, the Company intends to test its Goodwill and other intangibles assets for impairment during the fourth quarter of 2014, as described above.
The Company uses the estimated useful life to amortize customer contracts, which is a weighted-average of 15 years. Other intangible assets subject to amortization are estimated to have a weighted-average useful life of six years. Amortization expense for intangible assets subject to amortization was $3,794 and $1,952 for the quarters ended March 31, 2013 and 2014, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.
Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

2014	$5,808
2015	7,026
2016	6,020
2017	5,582
2018	5,221
Thereafter	39,757
7. Other Accrued Liabilities
Other accrued liabilities consisted of the following:

	December 31, 2013	March 31, 2014
Accrued systems rental and maintenance costs	$1,488	$1,206
Accrued site rental fees	999	816
Accrued property and sales taxes payable	10,253	10,395
Accrued self-insurance expense	1,635	1,903
Deferred gain on sale of equipment	319	316
Other accrued expenses	7,308	8,099
Total	$22,002	$22,735
8. Long-Term Debt and Senior Subordinated Credit Facility
Long-term debt consisted of the following:

	December 31, 2013	March 31, 2014
Term loan facility	$487,725	$486,500
Discount on term loan facility	(2,603)	(2,493)
Revolving credit facility	19,000	8,000
Equipment debt	25,552	22,687
Long-term debt, including current portion	529,674	514,694
Less current portion	15,066	14,110
Long-term debt	$514,608	$500,584
Senior Secured Term Loan Refinancing
On June 3, 2013, the Company replaced its existing credit facility with a new senior secured credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement consists of (i) a $340,000, six-year term loan facility, (ii) a $50,000, five-year revolving loan facility, including a $20,000 sublimit for letters of credit, (iii) uncommitted incremental loan facilities of $100,000 of revolving or term loans, plus an additional amount if our pro forma leverage ratio is less than or equal to 3.25, subject to receipt of lender commitments and satisfaction of specified conditions, and (iv) an $80,000 delayed draw term loan facility, which was required to be drawn within thirty days of June 3, 2013 and used for the redemption of $80,000 in aggregate principal amount of the Company's 8% Senior Notes due 2016 (the “Notes”).
On July 3, 2013 the delayed draw term loan facility was utilized together with other available funds, of which the proceeds were used to redeem $80,000 of the Company's outstanding Notes. The delayed draw term loan facility converted into, and matched the terms of, the new $340,000 term loan facility.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

As a result of these transactions, during 2013, the Company recognized a loss on extinguishment totaling $17,069 for unamortized deferred financing costs and the discount related to the former credit facility. Additionally, $1,522 and $3,200 of expense was incurred for unamortized deferred costs and associated discount, and the related call premium, respectively, related to the redemption of the Notes.
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
The Credit Agreement also contains a leverage ratio covenant requiring the Company to maintain a maximum ratio of consolidated total debt to consolidated adjusted EBITDA expense that ranges from 4.95 to 1.00 to 4.30 to 1.00. For the quarter ended March 31, 2014, the Credit Agreement requires a maximum leverage ratio of not more than 4.95 to 1.00. The Credit Agreement eliminated the interest coverage ratio covenant which the Company was subject to maintain prior to the refinancing. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the Credit Agreement.
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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

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
As of March 31, 2014, there was $486,500 outstanding under the new term loan facility and $8,000 borrowings under the new revolving credit facility. As of March 31, 2014, the Company’s ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 3.54 to 1.00.
During the first five and one half years after the closing date for the incremental term loan, the quarterly amortization payments of all term loans under the credit facility has increased to $1,225 from the previous amount of $1,050.

The Company's obligations under the incremental term loans are guaranteed by substantially all of the Company’s direct and indirect domestic subsidiaries. The obligations under the incremental term loan and the guarantees are secured by a lien on substantially all of the Company’s tangible and intangible property, and by a pledge of all of the shares of stock and limited liability company interests of the Company’s direct and indirect domestic subsidiaries, of which the Company now owns or later acquires more than a 50% interest, subject to limited exceptions.
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
Cash Flow Hedges
Interest Rate Cash Flow Hedges
The Company has entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the three months ended March 31, 2013 and 2014, the Company had interest rate swap and cap agreements to hedge approximately $163,200 and $259,320 of its variable rate bank debt, respectively, or 29.9% and 50.4% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $36 from accumulated comprehensive loss to interest expense and other, net.
In the first quarter of 2010, the Company entered into three interest rate cap agreements, in accordance with Company policy, to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The interest rate cap agreements matured in February 2014, had a total notional amount of $150,000, and were de-designated as cash flow hedges associated with the Company’s variable rate bank debt in the fourth quarter of 2013.

In the second quarter of 2011, the Company acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of US Radiosurgery, LLC ("USR"). One of the USR Swaps, which matures in October 2015, had a notional amount of $1,656 as of March 31, 2014. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

interest based on one-month LIBOR plus 3.00%. The other USR Swap, which matures in April 2014, had a notional amount of $88 as of March 31, 2014. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 4.15%. The net effect of the hedge is to record interest expense at a fixed rate of 6.15%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%. As a result of the acquisition of USR, the USR Swaps were de-designated, hedge accounting was terminated and all further changes in the fair market value of these swaps are being recorded in interest expense and other, net.

In the fourth quarter of 2012, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in December 2017, had a notional amount of $3,986 as of March 31, 2014. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.50% and pays a fixed rate of 3.75%. The net effect of the hedge is to convert interest expense to a fixed rate of 3.75%, as the underlying debt incurred interest based on one-month LIBOR plus 2.50%.

In the first quarter of 2013, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in April 2018, had a notional amount of $3,590 as of March 31, 2014. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.00% and pays a fixed rate of 2.873%. The net effect of the hedge is to convert interest expense to a fixed rate of 2.873%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%.

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
For the Three Months Ended March 31, 2013

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
For the Three Months Ended March 31, 2013

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(1)

The Effect of Designated Derivative Instruments on the Statement of Operations
For the Three Months Ended March 31, 2014

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(103)	Interest expense and other, net	$(134)	Interest expense and other, net	$(2)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations
For the Three Months Ended March 31, 2014

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(1)

10. Income Taxes
For the quarter ended March 31, 2014, the Company recorded income tax expense of $1,507, or 43.8%, as a result of the Company’s effective tax rate applied to pretax income. For the quarter ended March 31, 2013 the Company recorded income tax benefit of $138, or (5.4)%, as a result of the Company’s effective tax rate applied to pretax loss. The Company’s effective tax rate for the quarter ended March 31, 2014 differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.
As of March 31, 2014, the Company has provided a liability for $297 of unrecognized tax benefits related to various federal and state income tax matters. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $256.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2014, the Company had approximately $19 in accrued interest and penalties related to unrecognized tax benefits.
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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

The following table sets forth the computation of basic and diluted earnings (loss) per share (amounts in thousands, except per share amounts):

	Quarter Ended March 31,
	2013	2014
Numerator:
Net (loss) income attributable to Alliance HealthCare Services, Inc.	$(2,418)	$1,931
Denominator:
Weighted-average shares-basic	10,627	10,666
Effect of dilutive securities:
Employee stock options	—	224
Weighted-average shares-diluted	10,627	10,890
(Loss) income per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(0.23)	$0.18
Diluted	$(0.23)	$0.18
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	308	135
Average exercise price per share that exceeds average market price of common stock	$35.35	$44.29
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At March 31, 2014, the Company has determined that no liability is necessary related to these guarantees and indemnities.
In connection with our acquisition of Medical Outsourcing Services, LLC (“MOS”) in the third quarter of 2008, the Company subsequently identified a Medicare billing practice related to a portion of MOS's retail billing operations that raised compliance issues under Medicare reimbursement guidelines. The practice was in place before the acquisition and was discontinued when the Company became aware of it. In accordance with our corporate compliance program, the Company entered into discussions with representatives of the federal government to advise them of the issue and seek guidance on appropriate next steps.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2014
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
On November 9, 2012, USR, a subsidiary of the Company, received a grand jury subpoena issued by the United States Attorney's Office for the Middle District of Tennessee seeking documents related to USR and its financial relationships with physicians and other healthcare providers. The Company and USR are cooperating fully with the inquiry. The Company is currently unable to predict the timing or outcome of this matter, however, it is not unusual for such matters to continue for a considerable period of time. Responding to this matter will require management's attention and likely result in significant legal expense. To management's knowledge, the federal government has not initiated any proceedings against the Company at this time.
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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

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
13. Related-Party Transactions
On April 16, 2007, Oaktree and MTS purchased 4,900,301 shares of the Company’s common stock. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. At March 31, 2014, Oaktree and MTS owned in the aggregate approximately 51.0% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.
Revenues from management agreements with unconsolidated equity investees were $2,244 and $2,321 during the quarters ended March 31, 2013 and 2014, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which are included in the management agreement revenue, who reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as cost of revenues and the reimbursement as revenues in its condensed consolidated statements of operations and comprehensive income (loss). For the quarters ended March 31, 2013 and 2014, the amounts of the revenues and expenses were $1,809 and $1,904, respectively.
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
On October 11, 2013, the Company obtained commitments from its current lenders with respect to a $70,000 incremental term loan under its Credit Agreement. On December 2, 2013 The Company borrowed $70,000 of the incremental term loans, and with such proceeds plus borrowings under its revolving line of credit and cash on hand, completed the redemption of all its outstanding Notes on December 4, 2013. Oaktree funded $10,000 of the $70,000 incremental term loan.
14. Investments in Unconsolidated Investees
The Company has direct ownership in four unconsolidated investees at March 31, 2014. The Company owns between 15% and 50% of these investees, and provides management services under agreements with three of these investees, expiring at various dates through 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

Set forth below are certain financial data for Alliance-HNI, LLC and Subsidiaries, one of the Company’s unconsolidated investees:

	December 31, 2013	March 31, 2014
Balance Sheet Data:
Current assets	$4,650	$4,814
Noncurrent assets	9,732	10,923
Current liabilities	2,810	3,381
Noncurrent liabilities	2,757	3,836

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended March 31,
	2013	2014
Operating Results:
Revenues	$4,498	$4,106
Expenses	1,977	2,555
Net income	2,521	1,551
Earnings from unconsolidated investee	1,276	776
Set forth below are certain financial data for the aggregate of the Company’s unconsolidated investees, including Alliance-HNI, LLC and Subsidiaries:

	December 31, 2013	March 31, 2014
Balance Sheet Data:
Current assets	$7,188	$7,693
Noncurrent assets	11,058	12,090
Current liabilities	3,569	4,200
Noncurrent liabilities	3,382	4,337

	Quarter Ended March 31,
	2013	2014
Combined Operating Results:
Revenues	$6,737	$6,431
Expenses	3,591	3,535
Net income	3,146	2,896
Earnings from unconsolidated investees	1,542	998

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

15. Stockholders’ Deficit
The following table summarizes consolidated stockholders’ deficit, including noncontrolling interest.

					Additional	Accumulated		Stockholders’ Equity (Deficit) Attributable to		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Alliance HealthCare	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Services, Inc.	Interest	Deficit
Balance at January 1, 2014	10,667,136	$524	(144,921)	$(2,998)	$23,521	$(82)	$(204,709)	$(183,744)	$47,127	$(136,617)
Exercise of stock options	7,667	—	—	—	55	—	—	55	—	55
Issuance of restricted stock	—	—	(5,323)	(140)	—	—	—	(140)	—	(140)
Share-based payment	—	—	—	—	334	—	—	334	—	334
Unrealized gain on hedging transaction, net of tax	—	—	—	—	—	20	—	20	—	20
Net investment in subsidiary	—	—	—	—	1,700	—	—	1,700	(6,971)	(5,271)
Net income	—	—	—	—	—	—	1,931	1,931	3,049	4,980
Balance at March 31, 2013	10,674,803	$524	(150,244)	$(3,138)	$25,610	$(62)	$(202,778)	$(179,844)	$43,205	$(136,639)

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2014
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
The Imaging segment is comprised of diagnostic imaging services including MRI, PET/CT and other imaging services. The Radiation Oncology segment is comprised of radiation oncology services. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on Revenue, Segment Income and Net Income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of the Notes to the Consolidated Financial Statements on Form 10-K for the year ended December 31, 2013. Additionally, the Company does not consider its wholesale revenue and retail revenue sources to constitute separate operating segments as discrete financial information does not exist and is not provided to the CODM.
The following table summarizes the Company’s revenue by segment:

	Quarter Ended March 31,
	2013	2014
Revenue
Imaging	$91,974	$84,638
Radiation Oncology	18,408	20,727
Total	$110,382	$105,365
The following are components of revenue:

	Quarter Ended March 31,
	2013	2014
Revenue
MRI revenue	$46,081	$44,185
PET/CT revenue	36,750	33,369
Radiation Oncology revenue	18,408	20,727
Other modalities and other revenue	9,143	7,084
Total	$110,382	$105,365

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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended March 31,
	2013	2014
Segment income
Imaging	$35,163	$31,010
Radiation Oncology	7,685	9,322
Corporate / Other	(7,687)	(7,380)
Total	$35,161	$32,952
The reconciliation of Net loss to total segment income is shown below:

	Quarter Ended March 31,
	2013	2014
Net (loss) income attributable to Alliance HealthCare Services, Inc.	$(2,418)	$1,931
Income tax (benefit) expense	(138)	1,507
Interest expense and other, net	12,272	6,238
Amortization expense	3,794	1,952
Depreciation expense	16,516	15,795
Share-based payment (included in selling, general and administrative expenses)	406	334
Noncontrolling interest in subsidiaries	2,830	3,049
Restructuring charges (Note 2)	1,473	1,025
Transaction costs	80	2
Other non-recurring charges (included in selling, general and administrative expenses	317	799
Other non-cash charges (included in other income and expense, net)	29	320
Total segment income	$35,161	$32,952
Net income for the Imaging and Radiation Oncology segments does not include charges for interest expense, net of interest income, income taxes or certain selling, general and administrative expenses. These costs are charged against the Corporate / Other segment. The following table summarizes the Company’s net income (loss) by segment:

	Quarter Ended March 31,
	2013	2014
Net (loss) income
Imaging	$19,652	$17,194
Radiation Oncology	1,249	3,426
Corporate / Other	(23,319)	(18,689)
Total	$(2,418)	$1,931

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

The following table summarizes the Company’s identifiable assets by segment:

	As of December 31, 2013	As of March 31, 2014
Identifiable assets
Imaging	$240,317	$208,949
Radiation Oncology	158,216	153,676
Corporate / Other	91,314	102,636
Total	$489,847	$465,261

The following table summarizes the Company’s goodwill by segment:

	Imaging	Radiation Oncology	Corporate / Other	Total
Balance at January 1, 2013	$41,684	$14,809	$—	$56,493
Goodwill acquired during the period	—	—	—	—
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	482	—	—	482
Balance at December 31, 2013	$42,166	$14,809	$—	$56,975
Goodwill acquired during the period	—	—	—	—
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	—	—	—	—
Balance at March 31, 2014	$42,166	$14,809	$—	$56,975

Gross goodwill	$196,508	$34,711	$—	$231,219
Accumulated impairment charges	(154,342)	(19,902)	—	(174,244)
Balance at March 31, 2014	$42,166	$14,809	$—	$56,975
Cash used for capital expenditures for the Imaging, Radiation Oncology and Corporate segments were $2,067, $0, and $3,668, respectively, for the quarter ended March 31, 2014. Capital expenditures in the Imaging, Radiation Oncology and Corporate segments were $2,013, $413 and $3,130, respectively, for the quarter ended March 31, 2013.

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
Key Aspects of Our Business
MRI, PET/CT and radiation oncology services generated 42%, 32% and 20% of our revenue, respectively, for the three months ended March 31, 2014 and 42%, 34% and 17% of our revenue, respectively, for the three months ended March 31, 2013. Our remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (“CT”) and management contract revenue. Other revenue in the first quarter of 2013 included professional radiology services, which was sold in December 2013. We operated 497 diagnostic imaging and radiation oncology systems, including 262 MRI systems (of which 19 are operating leases) and 121 PET/CT systems (of which 9 are operating leases) and served over 1,000 clients in 43 states at March 31, 2014. We operated 123 fixed-site imaging centers (one in an unconsolidated joint venture), which constitute systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups’ offices, parked mobile systems, and free-standing fixed-site imaging centers, which include systems installed in medical office buildings, ambulatory surgical centers, or other retail space at March 31, 2014. Of the 123 fixed-site imaging centers (including one unconsolidated joint venture), 94 were MRI fixed-site imaging centers, 18 were PET/CT fixed-site imaging centers, eleven were other modality fixed-site imaging centers. We also operated 30 radiation oncology centers and stereotactic radiosurgery facilities (including one radiation oncology center as an unconsolidated joint venture) at March 31, 2014.
Revenues from fixed-site imaging centers and radiation oncology centers can be structured as either “wholesale” or “retail” revenues. We generated approximately 80% and 82% of our revenues for the three months ended March 31, 2014 and 2013, respectively, by providing services to hospitals and other healthcare providers, which we refer to as "wholesale" revenues. We typically generate our wholesale revenues from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients’ receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. Our contracts for radiation oncology services average approximately 10 to 20 years in length. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases its own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Competitive pressures also affect our pricing.
We generated approximately 20% and 18% of our revenues for the three months ended March 31, 2014 and 2013, respectively, by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as "retail" revenues. We generate our revenue from these sites from direct billings to patients or their third-party payors, including Medicare, and we record this revenue net of contractual discounts and other arrangements for providing services at discounted prices. We typically receive a higher price per scan or treatment under retail billing than we do under wholesale billing.
Factors Affecting our Results of Operations
Our revenues, whether for wholesale or retail arrangements, are dependent directly or indirectly on third-party payor reimbursement policies, including Medicare. Please see Item 1, Business-Reimbursement in our 2013 Annual Report on Form 10-K for a more detailed explanation of how we bill and receive payment for our services.
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
For 2014, CMS estimated that the statutory formula would result in a 20.1% reduction in physician payment rates if Congress failed to intervene. On December 26, 2013, President Obama signed into law the Bipartisan Budget Act of 2013 (“2013 Budget Act”), which replaced the payment reduction scheduled to take effect on January 1, 2014, with a 0.5% increase in physician payment rates for the period beginning January 1, 2014, and ending on March 31, 2014. On April 1, 2014, the physician payment rates enacted under the 2013 Budget Act were extended through March 31, 2015, when President Obama signed into law the Protecting Access to Medicare Act of 2014 (“PAMA”). There also have been a number of legislative initiatives to develop a permanent revision to the statutory formula. If Congress fails to extend the existing rates beyond the current March 31, 2015, deadline or otherwise fails to revise the statutory formula for future years to prevent substantial reductions to physician payment levels, the resulting decrease in payment will adversely affect our revenues and results of operations.
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
In the Physician Fee Schedule for 2014, CMS made additional revisions to the formula it uses to account for physician time and practice expenses when calculating updates to the Physician Fee Schedule. CMS's revisions include changes to the Medicare Economic Index formula, which have the effect of redistributing some practice expense payment to the physician time component. This policy change, combined with the 90% usage rate assumption described above and various other adjustments for the 2014 Physician Fee Schedule, are projected to result in an aggregate payment increase of 1% in radiation oncology, no change to payments for nuclear medicine, and aggregate payment reductions of 2% in radiology, 11% for suppliers providing the technical component of diagnostic tests, and 1% for radiation therapy centers. At this time, we do not believe that these regulatory changes will have a material effect on our retail revenues.
In addition to annual updates to the Physician Fee Schedule, as indicated above, CMS also publishes regulatory changes to the hospital outpatient prospective payment system (“HOPPS”) on an annual basis. These payments are bundled amounts received by our hospital clients for hospital outpatient services related to PET scans, PET/CT scans and SRS treatments. Recent adjustments to the HOPPS payments for these procedures have not had a material adverse effect on our revenue and earnings in 2011, 2012, 2013, or the first three months of 2014.
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
Over the past few years, the growth rate of MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, additional patient-related cost-sharing programs and an increasing trend of third-party payors intensifying their utilization management efforts, for example, through benefit managers who require prior authorizations to control the growth rate of imaging services generally. We expect that these trends will continue. One recent initiative to potentially reduce utilization of certain imaging services is the Medicare Imaging Demonstration, which is a two-year demonstration project designed to collect data regarding physician use of advanced diagnostic imaging services. This information would be used to determine the appropriateness of services by developing medical specialty guidelines for advanced imaging procedures within three designated modalities (MRI, CT and nuclear medicine). On February 2, 2011, CMS announced that it selected five participants for the demonstration project. The data collection portion of the demonstration concluded on April 1, 2012, and the 18-month intervention portion of the demonstration then went into effect, during which time the appropriateness of a physician's order for diagnostic imaging services was considered at the time the order was entered into the decision support systems being tested. The demonstration concluded on September 30, 2013, and a report to Congress summarizing the results of the demonstration is expected by October 1, 2014. In addition, the PAMA requires CMS, in conjunction with medical specialty societies, to adopt appropriate use criteria (“AUC”) for certain advanced diagnostic imaging services by November 2015. Beginning in 2017, CMS must establish a program that promotes the use of AUC by requiring physicians who order and furnish advanced diagnostic imaging services to consult and report compliance with the AUC. Advanced imaging services ordered by certain physicians who do not adhere to the AUC will be subject to prior authorization for applicable imaging services provided to Medicare beneficiaries beginning in 2020.

We cannot predict the full impact of the PPACA and other recent and future legislative enactments on our business. The reform law substantially changed the way health care is financed by both governmental and private insurers. Although certain provisions may negatively affect payment rates for certain imaging services, the PPACA also extended coverage to an estimated 26 million previously uninsured people, which may result in an increase in the demand for our services. Other legislative changes have been proposed and adopted since the PPACA was enacted, which also may impact our business. On August 2, 2011, the President signed into law the Budget Control Act of 2011 (“BCA”), which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reduction to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which were scheduled to go into effect on January 2, 2013. The enactment of the ATRA delayed the imposition of the automatic cuts until March 1, 2013. On March 1, 2013, the President signed an executive order implementing the automatic budget reductions. Pursuant to that order, payments to Medicare providers for services furnished on or after April 1, 2013 were reduced by 2%. The impact to our revenue related to this 2% reduction was approximately $0.3 million in 2013 and is anticipated to be $0.4 million in 2014. The 2013 Budget Act extended the 2% reduction in payments to Medicare providers by another two years (through 2023), and subsequent legislation extended the cuts through 2024. Unless Congress acts to repeal or revise the automatic budget cuts enacted by the BCA, this payment reduction will continue. The PAMA also included a new quality incentive payment policy that, beginning January 1, 2016, will reduce Medicare payments for certain CT services paid under the Physician Fee Schedule or HOPPS that are furnished using equipment that does not meet certain dose optimization and management standards. The full effect of the PPACA, BCA, ATRA, and PAMA on our business is uncertain, and it is not clear whether other legislative changes will be adopted or how those changes would affect the demand for our services.
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

Results of Operations
The following table shows our consolidated statements of operations as a percentage of revenues for each of the quarters ended March 31:

	Quarter Ended March 31,
	2013	2014
Revenues	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	54.9	54.0
Selling, general and administrative expenses	17.3	17.8
Transaction costs	0.1	—
Severance and related costs	0.3	0.1
Depreciation expense	15.0	15.0
Amortization expense	3.4	1.9
Interest expense and other, net	11.1	5.9
Other (income) and expense, net	(0.8)	0.1
Total costs and expenses	101.3	94.8
(Loss) income before income taxes, earnings from unconsolidated investees and noncontrolling interest	(1.3)	5.2
Income tax (benefit) expense	(0.1)	1.4
Earnings from unconsolidated investees	(1.6)	(0.9)
Net income	0.4	4.7
Less: Net income attributable to noncontrolling interest, net of tax	(2.6)	(2.9)
Net (loss) income attributable to Alliance HealthCare Services, Inc.	(2.2)%	1.8%
The table below provides MRI statistical information for the quarters ended March 31:

	Quarter Ended March 31,
	2013	2014
MRI statistics
Average number of total systems	257.7	252.4
Average number of scan-based systems	215.7	209.4
Scans per system per day (scan-based systems)	8.18	8.14
Total number of scan-based MRI scans	114,991	111,187
Price per scan	$360.42	$353.32

The table below provides PET/CT statistical information for each of the quarters ended March 31:

	Quarter Ended March 31,
	2013	2014
PET/CT statistics
Average number of systems	111.3	110.8
Scans per system per day	5.64	5.36
Total number of PET and PET/CT scans	37,301	33,757
Price per scan	$963	$959

The table below provides Radiation oncology statistical information for each of the quarters ended March 31:

	Quarter Ended March 31,
	2013	2014
Radiation oncology statistics
Number of radiation oncology centers*	28	30
Linac treatments	14,675	18,004
Stereotactic radiosurgery patients	635	681
*Number of radiation oncology centers operated as of March 31, 2013 and 2014 included one unconsolidated joint venture.
Following are the components of revenue (in millions) for each of the quarters ended March 31:

	Quarter Ended March 31,
	2013	2014
Total MRI revenue	$46.1	$44.2
PET/CT revenue	36.8	33.4
Radiation oncology revenue	18.4	20.7
Other modalities and other revenue	9.1	7.1
Total	$110.4	$105.4

	Quarter Ended March 31,
	2013	2014
Total fixed-site imaging center revenue (in millions)	$29.9	$26.3

Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013
Revenue decreased $5.0 million, or 4.5%, to $105.4 million in the first quarter of 2014 compared to $110.4 million in the first quarter of 2013 mostly due to decreases in MRI and PET/CT revenues of $5.3 million, and a decrease of $2.1 million in other revenues, mostly attributed to the sale of our professional services business in December 2013. These decreases were partially offset by an increase in radiation oncology revenue of $2.3 million, due to an increase in patient volume and number of treatments performed.
MRI revenue decreased $1.9 million in the first quarter of 2014, or 4.1%, compared to the first quarter of 2013. Scan-based MRI revenue decreased $2.2 million in the first quarter of 2014, or 5.2%, compared to the first quarter of 2013, to $39.3 million in the first quarter of 2014 from $41.4 million in the first quarter of 2013. The decrease in scan-based MRI revenue was primarily due to year-over-year decreases in the average price per MRI scan and average number of scan-based systems in service. The average price per MRI scan decreased to $353.32 per scan in the first quarter of 2014 from $360.42 per scan in the first quarter of 2013. The average number of scan-based systems in service decreased to 209.4 systems in the first quarter of 2014 from 215.7 systems in the first quarter of 2013. Average scans per system per day decreased 0.5% to 8.14 in the first quarter of 2014 from 8.18 in the first quarter of 2013. Scan-based MRI scan volume decreased 3.3% to 111,187 scans in the first quarter of 2014 from 114,991 scans in the first quarter of 2013, primarily due to severe weather conditions during the first quarter of 2014, which historically has resulted in fewer patients being scanned or treated during the period. Non scan-based MRI revenue increased $0.3 million in the first quarter of 2014 over the same period in 2013. Included in the revenue totals above are fixed-site imaging center revenues, which decreased $3.6 million to $26.3 million in the first quarter of 2014 from $29.9 million in the first quarter of 2013.
PET/CT revenue in the first quarter of 2014 decreased $3.4 million, or 9.2%, compared to the first quarter of 2013 primarily due to a decrease in the average price per PET/CT scan, which averaged $959 per scan in the first quarter of 2014 compared to $963 per scan in the first quarter of 2013. The average number of PET/CT systems in service decreased to 110.8 systems in the first quarter of 2014 from 111.3 systems in the first quarter of 2013. Total PET/CT scan volumes decreased from

37,301 scans in the first quarter of 2013 to 33,757 scans in the first quarter of 2014. Scans per system per day decreased to 5.4 in the first quarter of 2014 from 5.6 in the first quarter of 2013.
Radiation oncology revenue increased $2.3 million, or 12.6%, to $20.7 million in the first quarter of 2014 compared to $18.4 million in the first quarter of 2013, primarily due to a 22.7% increase in the number of Linac treatments performed in the first quarter of 2014, compared to the first quarter of 2013 and a 7.2% increase in the number of SRS patients we treated. Also, during the first quarter of 2014, Alliance Oncology commenced the strategic affiliation with the Medical University of South Carolina, for which results are included in the revenue increase.
Other modalities and other revenue decreased $2.1 million, or 22.5%, to $7.1 million in the first quarter of 2014 compared to $9.1 million in the first quarter of 2013, mostly attributed to the sale of our professional services business in December 2013.
At March 31, 2014 we operated 262 MRI systems and 121 PET/CT systems, including 19 MRI systems and nine PET/CT systems on operating leases as a result of our sale and lease transaction that occurred in the fourth quarter of 2012. We had 265 MRI systems and 119 PET/CT systems at March 31, 2013, including 19 MRI systems and nine PET/CT systems on operating leases as a result of our sale and lease transaction. We operated 123 fixed-site imaging centers (including one in an unconsolidated investee) at March 31, 2014, compared to 129 fixed-site imaging centers (including one in an unconsolidated joint venture) at March 31, 2013. We operated 30 radiation oncology centers (including one in an unconsolidated joint venture) at March 31, 2014, compared to 28 radiation oncology centers (including one unconsolidated investee) at March 31, 2013.
Cost of revenues, excluding depreciation and amortization, decreased $3.7 million, or 6.1%, to $56.9 million in the first quarter of 2014 compared to $60.6 million in the first quarter of 2013. The decrease in cost of revenues is primarily due to a $2.5 million, or 53.1%, decrease in outside medical services expense due to lower radiology fees related to the sale of our professional services business. Maintenance and related costs decreased $0.6 million, or 4.7%, due to negotiating lower service contract costs and a smaller asset base. Renegotiating with service contract providers and medical supply vendors is one of our cost reduction initiatives. Costs related to medical supplies decreased $0.3 million, or 6.9%, due to lower PET/CT scan volumes. Compensation and related employee expenses increased $0.1 million, or 0.3%. All other cost of revenues, excluding depreciation and amortization, decreased $0.2 million, or 3.0%. Cost of revenues, as a percentage of revenue, decreased to 54.0% in the first quarter of 2014, compared to 54.9% in the first quarter of 2013.
Selling, general and administrative expenses decreased $0.4 million, or 1.9%, to $18.7 million in the first quarter of 2014 compared to $19.1 million in the first quarter of 2013. Decreases to selling, general and administrative expenses include a $0.1 million decrease in compensation and related employee expenses and a decrease to the provision for doubtful accounts increased $0.2 million, or 16.3%. The provision for doubtful accounts as a percentage of revenue was 0.8% in the first quarter of 2014 compared to 0.9% in the first quarter of 2013. Stock-based compensation expense decreased $0.1 million in the first quarter of 2014 compared to the first quarter of 2013. All other selling, general and administrative expenses decreased $0.1 million, or 2.2%. Selling, general and administrative expenses as a percentage of revenue was 17.8% in the first quarter of 2014 compared to 17.3% in the first quarter of 2013.
Severance and related costs decreased $0.2 million, or 61.8%, to $0.1 million in the first quarter of 2014 compared to $0.3 million in the first quarter of 2013, due to strategic restructuring activities in 2013 related to our cost savings and efficiency initiatives.
Depreciation expense decreased $0.7 million, or 4.4%, to $15.8 million in the first quarter of 2014 compared to $16.5 million in the first quarter of 2013 due to the decision to upgrade units we currently own as an alternative to purchasing new equipment, and a decrease in the total number of units we own and centers we operate.
Amortization expense decreased $1.8 million, or 48.6%, to $2.0 million in the first quarter of 2014 compared to $3.8 million in the first quarter of 2013. This decrease is primarily due to lower amortization charges related intangible assets that were impaired or written off in the latter half of 2013.
Interest expense and other, net decreased $6.0 million, or 49.2%, to $6.2 million in the first quarter of 2014 compared to $12.3 million in the first quarter of 2013, primarily due to the $15.0 million debt repayment made in the first quarter of 2013 and the refinancing of our term loan in June 2013, whereby our interest rate decreased to LIBOR plus 3.25%, compared to LIBOR plus 5.25%, and lowered our LIBOR floor from 2% to 1%. In addition, we redeemed all $190.0 million of our 8% Notes with funds borrowed under our new credit agreement and cash on-hand. The interest rate pertaining to the amount borrowed under the incremental term loan to redeem the Notes conforms to the rates previously discussed above.
Income tax expense was $1.5 million in the first quarter of 2014 compared to $0.1 million tax benefit in the first quarter of 2013. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based compensation, unrecognized tax benefits and other permanent differences.
Earnings from unconsolidated investees decreased $0.7 million, or 42.4%, to $1.0 million in the first quarter of 2014 compared to $1.7 million in the first quarter of 2013.
Net income attributable to noncontrolling interest increased $0.2 million, or 7.7%, to $3.0 million in the first quarter of 2014 compared to $2.8 million in the first quarter of 2013.
Net income attributable to Alliance HealthCare Services, Inc. was $1.9 million, or $0.18 per share on a diluted basis, in the first quarter of 2014 compared to a net loss of $2.4 million, or $(0.23) per share on a diluted basis, in the first quarter of 2013.
Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operating activities. We generated $19.0 million and $10.5 million of cash flow from operating activities in the first three months of 2014 and 2013, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging and radiation oncology services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts decreased by $0.2 million in the first three months of 2014 compared to the first three months of 2013. Our number of days of revenue outstanding for our accounts receivable increased to 51 days as of March 31, 2014, compared to 50 days as of March 31, 2013. We believe this number is comparable, or better than, other diagnostic imaging and radiation oncology providers. As of March 31 2014, we had $45.9 million of available borrowings under our revolving line of credit, net of outstanding letters of credit.
We used cash of $4.1 million and $1.3 million for investing activities in the three months ended March 31, 2014 and 2013, respectively. Investing activities during the first three months of 2014 included $0.1 million of proceeds from sales of assets and $1.5 million in cash provided by deposits for equipment.
While we had no acquisition activity in the first quarter of 2014, we may use cash for acquisitions in the future. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We spend capital:

•	to purchase new systems;

•	to replace less advanced systems with new systems;

•	to upgrade MRI, PET/CT and radiation oncology systems; and

•	to upgrade our corporate infrastructure, primarily in information technology.
Capital expenditures totaled $5.7 million and $5.6 million during the three months ended March 31, 2014 and 2013, respectively. We purchased one MRI system and other imaging equipment, upgraded various imaging equipment, and traded-in or sold a total of four systems during the three months ended March 31, 2014. We expect to purchase additional systems in 2014 and finance substantially all of these purchases with our available cash, cash from operating activities and equipment leases. Based upon the client demand described above, which dictates the amount and type of equipment we purchase and upgrade, we expect capital expenditures to total approximately $52 million to $62 million in 2014.
At March 31, 2014, we had cash and cash equivalents of $29.1 million. This available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we cannot assure you that access to our invested cash and cash equivalents will not be affected by adverse conditions in the financial markets.
At March 31, 2014, we had $22.9 million in our accounts with third-party financial institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be adversely affected if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.
We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next one to two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt and other contracts. As of March 31, 2014, we were in compliance with all covenants contained in our long-term debt agreements and expect that we will be in compliance with these covenants for the remainder of 2014.
If our remaining ability to borrow under our revolving and incremental term loan credit facility is insufficient for our capital requirements, we will be required to seek additional sources of financing, including issuing equity, which may be dilutive to our current stockholders, or incurring additional debt. Our ability to incur additional debt is subject to the restrictions in our existing credit facility. We cannot assure you that the restrictions contained in the existing credit facility will permit us to borrow the funds that we need to finance our operations, or that additional debt will be available to us on commercially reasonable terms or at all. If we are unable to obtain funds sufficient to finance our capital requirements, we may have to forego opportunities to expand our business.
In October 2012, we raised $30.0 million from the sale of certain imaging assets, which we then leased from the purchasers under competitive terms. The $30.0 million in proceeds from the sale and lease transactions was used in its entirety to permanently reduce borrowings outstanding under the then-existing term loan facility. As a result, we incur $8.0 million of annual rent expense in connection with the sale and lease transaction.
On June 3, 2013, we replaced our existing credit facility with a new senior secured credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement consists of (i) a $340.0 million, six-year term loan facility, (ii) a $50.0 million, five-year revolving loan facility, including a $20.0 million sublimit for letters of credit, (iii) uncommitted incremental loan facilities of $100.0 million of revolving or term loans, plus an additional amount if our pro forma leverage ratio is less than or equal to 3.25, subject to receipt of lender commitments and satisfaction of specified conditions, and (iv) an $80.0 million delayed draw term loan facility, which was required to be drawn within thirty days of June 3, 2013 and was used for the redemption of our 8% Senior Notes due 2016 (the “Notes”) in the original aggregate principal amount of $190.0 million.
On July 3, 2013 the delayed draw term loan facility was utilized together with other available funds, of which the proceeds were used to redeem $80.0 million in aggregate principal amount of our outstanding Notes. The delayed draw term loan facility converted into, and matched the terms of, the new $340.0 million term loan facility.
As a result of these transactions, the we recognized a loss on extinguishment totaling $17.1 million for unamortized deferred financing costs and the discount related to the former credit facility. Additionally, $1.5 million and $3.2 million of expense was incurred for unamortized deferred costs and associated discount, and the related call premium, respectively, related to the redemption of the Notes.
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
During the first five and three-quarter years after the closing date, and including the full amount of the delayed draw term loan facility, we are required to make quarterly amortization payments of the term loans in the amount of $1.05 million. We are also required to make mandatory prepayments of term loans under the Credit Agreement, subject to specified exceptions, from excess cash flow (as defined in the Credit Agreement), and with the proceeds of asset sales, debt issuances and specified other events.
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

The Credit Agreement also contains a leverage ratio covenant requiring us to maintain a maximum ratio of consolidated total debt to consolidated adjusted EBITDA that ranges from 4.95 to 1.00 to 4.30 to 1.00. At March 31 2014, the Credit Agreement requires a maximum leverage ratio of not more than 4.95 to 1.00. The Credit Agreement eliminated the interest coverage ratio covenant which we were subject to maintain prior to the refinancing. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the Credit Agreement.
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
As of March 31, 2014, there was $486.5 million outstanding under the new term loan facility and $8.0 million in borrowings under the new revolving credit facility. As of March 31, 2014, our ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 3.54 to 1.00.
During the first five and one half years after the closing date for the incremental term loan, the quarterly amortization payments of all term loans under the credit facility has increased to $1.23 million from the previous amount of $1.05 million.
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
Statements regarding the following subjects, among others, are forward-looking by their nature:
(a) future legislation and other healthcare regulatory reform actions, and the effect of that legislation and other regulatory actions on our business,

(b) our expectations with respect to future MRI, PET/CT and radiation oncology volumes and revenues,
(c) the effect of seasonality on our business,
(d) our expectations with respect to the sufficiency of our liquidity over the next one to two years,
(e) our expectations with respect to capital expenditures in 2014, and
(f) the effect of recent accounting pronouncements on our results of operations and cash flows or financial position.
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

•
other factors discussed under Risk Factors in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 2013 and that are otherwise described or updated from time to time in our SEC reports by us.

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
In the first quarter of 2010, we entered into three interest rate cap agreements (the “2010 Caps”) to avoid unplanned volatility in the income statement due to changes in the London Interbank Offering Rate ("LIBOR") interest rate environment. The interest rate cap agreements matured in February 2014, had a total notional amount of $150 million and were de-designated as cash flow hedges associated with the Company’s variable rate bank debt in the fourth quarter of 2013.
In the second quarter of 2011, we acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of USR. One of the USR Swaps, which matures in October 2015, had a notional amount of $1.7 million as of March 31, 2014. Under the terms of this agreement, we receive one-month LIBOR and pay a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap, which matures in April 2014, had a notional amount of $0.1 million as of March 31, 2014. Under the terms of this agreement, we receive one-month LIBOR and pay a fixed rate of 4.15%. The net effect of the hedge is to record interest expense at a fixed rate of 6.15%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%. As a result of the acquisition of USR, the USR Swaps were de-designated, hedge accounting was terminated and all further changes in the fair market value of these swaps are being recorded in interest expense and other, net. Settlement amounts under these swap agreements were not material for the three months ended March 31, 2014.
In the fourth quarter of 2012, we entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in December 2017, had a notional amount of $4.0 million as of March 31, 2014. Under the terms of this agreement, we receive one-month LIBOR plus 2.50% and pay a fixed rate of 3.75%. The net effect of the hedge is to convert interest expense to a fixed rate of 3.75%, as the underlying debt incurred interest based on one-month LIBOR plus 2.50%.
In the first quarter of 2013, we entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in April 2018, had a notional amount of $3.6 million as of March 31, 2014. Under the terms of this agreement, we receive one-month LIBOR plus 2.00% and pay a fixed rate of 2.87%. The net effect of the hedge is to convert interest expense to a fixed rate of 2.87%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%.
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
Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third-party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. At March 31, 2014, we had cash and cash equivalents of $29.1 million, of which $22.9 million was held in accounts that are with third-party financial institutions which exceed the FDIC insurance limits. At March 31, 2013, we had cash and cash equivalents of $30.7 million, of which $23.7 million was held in accounts that are with third-party financial institutions which exceed the FDIC insurance limits.

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
On March 27, 2013, we have served with a lawsuit filed in U.S. District Court for the Northern District of Mississippi by Superior MRI Services, Inc.  The plaintiff is an alleged successor in interest to a former local competitor, P&L Contracting, Inc.
Plaintiff alleges our disregard for Mississippi Certificate of Need ("CON") rules and regulations by operating without obtaining the appropriate authority, and is seeking in excess of $1.0 million in damages as well as requesting injunctive relief.  In January of 2014, the District Court dismissed Plaintiff’s Complaint on a number of procedural and substantive grounds. The plaintiff has appealed the District Court’s ruling and the Company will respond accordingly. We have not recorded an expense

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

related to any potential damages in connection with this matter because any potential loss is not probable or reasonably estimable at this time.

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
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2013, a description of risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this quarterly report on Form 10-Q. There have been no material changes in the Company's risk factors from those disclosed in the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

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

10.12*	Form of Executive Severance Agreement. (1)

Exhibit No.	Description

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

10.23*	Schedule of Executive Officer Compensation.(1)

10.24*	Schedule of Non-Employee Director Compensation.(1)

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

101
The following materials from Alliance’s Annual Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets at March 31, 2014 and March 31, 2013; (b) Consolidated Statements of Operations and Comprehensive Loss for the quarters ended March 31, 2014 and 2013; (c) Consolidated Statements of Cash Flows for the quarters ended March 31, 2014 and 2013; (d) Consolidated Statements of Changes in Shareholders' Equity (Deficit); and (e) Notes to Consolidated Financial Statements.(1)

_________________

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE HEALTHCARE SERVICES, INC.

May 7, 2014	By:	/s/ PERCY C. TOMLINSON
Percy C. Tomlinson
Chief Executive Officer (Principal Executive Officer)

May 7, 2014	By:	/s/ HOWARD K. AIHARA
Howard K. Aihara
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)