Form 10-Q
period 2014-06-30
Alliance HealthCare Services, Inc
filed 2014-08-08
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2014
Commission File Number: 001-16609
____________________________________
ALLIANCE HEALTHCARE SERVICES, INC.
(Exact name of registrant as specified in its charter)
____________________________________

DELAWARE	33-0239910
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
100 Bayview Circle
Suite 400
Newport Beach, California 92660
(Address of Principal Executive Office) (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 6, 2014, there were 10,729,353 shares of common stock, par value $.01 per share, outstanding.

ALLIANCE HEALTHCARE SERVICES, INC.
FORM 10-Q
June 30, 2014

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	December 31, 2013	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$34,702	$31,317
Accounts receivable, net of allowance for doubtful accounts	63,713	64,133
Deferred income taxes	21,849	21,849
Prepaid expenses	7,553	6,625
Other receivables	2,796	2,734
Total current assets	130,613	126,658
Equipment, at cost	824,103	825,089
Less accumulated depreciation	(654,350)	(671,964)
Equipment, net	169,753	153,125
Goodwill	56,975	56,975
Other intangible assets, net	101,801	98,158
Deferred financing costs, net	9,873	9,047
Other assets	20,832	24,122
Total assets	$489,847	$468,085
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,990	$9,399
Accrued compensation and related expenses	21,166	17,693
Accrued interest payable	1,645	3,110
Other accrued liabilities	22,002	23,463
Current portion of long-term debt	15,066	13,292
Total current liabilities	71,869	66,957
Long-term debt, net of current portion	514,608	494,704
Other liabilities	4,714	4,826
Deferred income taxes	35,273	32,618
Total liabilities	626,464	599,105
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock	524	525
Treasury stock	(2,998)	(3,138)
Additional paid-in capital	23,521	26,588
Accumulated comprehensive loss	(82)	(297)
Accumulated deficit	(204,709)	(199,994)
Total stockholders’ deficit attributable to Alliance HealthCare Services, Inc.	(183,744)	(176,316)
Noncontrolling interest	47,127	45,296
Total stockholders’ deficit	(136,617)	(131,020)
Total liabilities and stockholders’ deficit	$489,847	$468,085

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Revenues	$114,418	$111,238	$224,800	$216,603
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	60,094	59,627	120,733	116,567
Selling, general and administrative expenses	20,247	19,384	39,342	38,123
Transaction costs	—	937	80	939
Severance and related costs	298	1,727	646	1,860
Impairment charges	4,867	236	4,867	236
Loss on extinguishment of debt	17,069	—	17,069	—
Depreciation expense	16,322	14,274	32,838	30,069
Amortization expense	2,911	1,957	6,705	3,909
Interest expense and other, net	11,053	6,124	23,325	12,362
Other income, net	(385)	(408)	(1,287)	(331)
Total costs and expenses	132,476	103,858	244,318	203,734
(Loss) income before income taxes, earnings from unconsolidated investees, and noncontrolling interest	(18,058)	7,380	(19,518)	12,869
Income tax (benefit) expense	(7,195)	1,802	(7,333)	3,309
Earnings from unconsolidated investees	(1,408)	(1,242)	(3,142)	(2,240)
Net (loss) income	(9,455)	6,820	(9,043)	11,800
Less: Net income attributable to noncontrolling interest	(3,509)	(4,036)	(6,339)	(7,085)
Net (loss) income attributable to Alliance HealthCare Services, Inc.	$(12,964)	$2,784	$(15,382)	$4,715
Comprehensive (loss) income, net of taxes:
Net (loss) income attributable to Alliance HealthCare Services, Inc.	$(12,964)	$2,784	$(15,382)	$4,715
Unrealized loss on hedging transactions, net of taxes	(192)	(235)	(272)	(215)
Comprehensive (loss) income, net of taxes	$(13,156)	$2,549	$(15,654)	$4,500
(Loss) income per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(1.22)	$0.26	$(1.45)	$0.44
Diluted	$(1.22)	$0.26	$(1.45)	$0.43
Weighted-average number of shares of common stock and common stock equivalents:
Basic	10,629	10,671	10,629	10,669
Diluted	10,629	10,854	10,629	10,872
See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six Months Ended
	June 30,
Operating activities:	2013	2014
Net (loss) income	$(9,043)	$11,800
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	1,577	1,146
Share-based payment	735	710
Depreciation and amortization	39,543	33,978
Amortization of deferred financing costs	2,051	948
Accretion of discount on long-term debt	754	222
Adjustment of derivatives to fair value	340	355
Distributions (less) more than undistributed earnings from investees	(19)	224
Deferred income taxes	(7,341)	(2,655)
Gain on sale of assets	(1,109)	(185)
Loss on extinguishment of debt	17,069	—
Impairment charges	4,867	236
Excess tax benefit from share-based payment arrangements	—	(515)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(3,067)	(1,566)
Prepaid expenses	(2,378)	1,109
Other receivables	(337)	62
Other assets	172	(26)
Accounts payable	(1,885)	(2,485)
Accrued compensation and related expenses	(3,512)	(3,473)
Accrued interest payable	(2,574)	1,465
Income taxes payable	—	6
Other accrued liabilities	(3,330)	1,488
Net cash provided by operating activities	32,513	42,844
Investing activities:
Equipment purchases	(10,357)	(13,256)
Decrease (increase) in deposits on equipment	3,884	(3,628)
Acquisitions, net of cash received	—	(1,529)
Proceeds from sale of assets	2,258	570
Net cash used in investing activities	(4,215)	(17,843)
Financing activities:
Principal payments on equipment debt	(7,269)	(5,450)
Proceeds from equipment debt	4,845	—
Proceeds from term loan facility	337,900	—
Principal payments on term loan facility	(340,435)	(2,450)
Principal payments on revolving loan facility	—	(32,000)
Proceeds from revolving loan facility	—	18,000
Payments of debt issuance costs	(9,494)	—
Noncontrolling interest in subsidiaries	(6,848)	(6,573)
Equity purchase of noncontrolling interest	—	(691)
Excess tax benefit from share-based payment arrangements	—	515
Proceeds from shared-based payment arrangements	29	403
Purchase of treasury stock	—	(140)
Net cash used in financing activities	(21,272)	(28,386)
Net increase (decrease) in cash and cash equivalents	7,026	(3,385)
Cash and cash equivalents, beginning of period	39,977	34,702
Cash and cash equivalents, end of period	$47,003	$31,317

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2013	2014
Supplemental disclosure of cash flow information:
Interest paid	$23,528	$9,877
Income taxes paid, net of refunds	1,927	4,991
Supplemental disclosure of non-cash investing and financing activities:
Comprehensive loss from hedging transactions, net of taxes	(272)	(215)
Equipment purchases in accounts payable	634	666
Adjustment to equity of noncontrolling interest	—	1,700
See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates
Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance HealthCare Services, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2013.
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
2. Transactions

Restructuring Plan
On August 4, 2011, the Company’s board of directors approved a restructuring plan that included a significant organizational restructure and a cost savings and efficiency initiative. The Company initiated this restructuring plan in the third quarter of 2011. During the six months ended June 30, 2014 and , the Company recorded $2,455 related to restructuring charges, of which the Company recorded $1,640 in Selling, general and administrative expenses, and $815 in Cost of revenues, excluding depreciation and amortization. The Company also recorded $1,860 in Severance and related costs, primarily as a result of the departure of one of its executive officers during the second quarter of 2014. During the six months ended June 30, 2013, the Company recorded $3,363 related to restructuring charges, of which the Company recorded $2,608 in Selling, general and administrative expenses; $646 in Severance and related costs; and $109 in Cost of revenues, excluding depreciation and amortization.
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

Stock Option Plans and Awards
In November 1999, the Company adopted an employee stock option plan (as amended and restated, the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 2,205,000 shares have become available for grant. As of June 30, 2014, a total of 550,605 shares remained available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant. All options have 10-year terms. Options granted after January 1, 2008 are typically time based and vest in equal traunches over three or four years. During the year ended December 31, 2013, there were no options in which vesting was accelerated. During the six months ended June 30, 2014, there were no options in which vesting was accelerated. Prior to

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

January 1, 2008, subsequent stock options granted under the 1999 Equity Plan to employees were always time options which vest 5% in the first year, 20% in the second year and 25% in years three through five.
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
The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Six Months Ended June 30,
	2013	2014
Risk free interest rate	1.06%	1.83%
Expected dividend yield	—%	—%
Expected stock price volatility	65.7%	66.3%
Average expected life (in years)	5.99	6.00
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

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	803,617	$20.83
Granted	45,783	28.97
Exercised	(67,657)	6.32
Canceled	(129,489)	11.33
Outstanding at June 30, 2014	652,254	$21.64	6.26	$6,124
Vested and expected to vest in the future at June 30, 2014	638,467	$21.60	6.28	$6,053
Exercisable at June 30, 2014	432,247	$21.88	5.51	$4,560
The weighted average grant date fair value of options granted during the six months ended June 30, 2013 and 2014 was $7.42 per share and $17.56 per share, respectively. Total stock options exercised was 67,657 during the six months ended June 30, 2014. There were 3,665 options exercised during the six months ended June 30, 2013.
The following table summarizes the Company’s unvested stock option activity:

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2013	376,024	$8.10
Granted	45,783	17.56
Vested	(83,654)	5.61
Canceled	(113,888)	4.76
Unvested at June 30, 2014	224,265	$12.58
At June 30, 2014, the total unrecognized fair value share-based payment related to unvested stock options granted to employees was $2,074, which is expected to be recognized over a remaining weighted-average period of 2.50 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the consolidated statements of operations and comprehensive income (loss). The total fair value of shares vested during the six months ended June 30, 2013 and 2014 was $1,029 and $469, respectively.
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
For the six months ended June 30, 2013 and 2014, the Company recorded share-based payment related to restricted stock awards of $251 and $245, respectively. The weighted-average grant-date fair value of restricted stock awards granted during the six months ended June 30, 2013 was $6.38 per share. Twenty-five thousand restricted stock units ("RSU") were granted to executive management in the second quarter of 2014, which vest based upon achieving certain market performance conditions. Specifically, the Company's closing stock price per common share must equal or exceed a value of $40.00 per share for 10 consecutive days between the dates of January 1, 2015 and April 21, 2017. If these conditions are not achieved before April 21, 2017, these RSUs will expire. In accordance with ASC 718, expense related to restricted stock units that vest based on achieving a market condition should not be recognized until the derived vesting period has been met, and at such time the derived vesting period becomes the requisite service period. Since the market condition is only able to be achieved on or after January 1, 2015, the derived service period has not yet began as of June 30, 2014. Based on this guidance, the Company has not recognized any expense related to these RSUs during the six months ended June 30, 2014.
The following table summarizes the Company’s restricted stock activity:

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	273,308
Granted to employees	38,075
Granted to non-employee directors	19,469
Vested	(119,968)
Canceled	(106,340)
Unvested at December 31, 2012	104,544
Granted to employees	14,100
Granted to non-employee directors	13,619
Vested	(54,038)
Canceled	(7,334)
Unvested at December 31, 2013	70,891	$7.01
Granted to employees	25,000	30.33
Granted to non-employee directors	—	—
Vested	(31,000)	30.33
Canceled	(26,272)	6.36
Unvested at June 30, 2014	38,619	$28.36
At June 30, 2014, the total unrecognized fair value share-based payment related to restricted stock awards granted to employees was $735, which is expected to be recognized over a remaining weighted-average period of 2.81 years. At June 30, 2014, the total unrecognized fair value share-based payment related to the restricted stock awards granted to unaffiliated directors was $349, which is expected to be recognized over a remaining weighted-average period of 0.50 years.

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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

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
Discontinued Operations In April 2014, the FASB issued an accounting standards update that raises the threshold for disposals to qualify as discontinued operations and allows companies to have significant continuing involvement with and continuing cash flows from or to the discontinued operation. It also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This guidance will be effective for fiscal years beginning after December 15, 2014, and early adoption is permitted. The Company does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.
Revenue Recognition In May 2014, the FASB issued ASU number 2014-09, “Revenue from Contracts with Customers (Topic 606) — to clarify and converge the revenue recognition principles under U.S. GAAP and IFRSs and to develop guidance that would streamline and enhance revenue recognition requirements while also providing a more robust framework for addressing revenue issues. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Key provisions of the ASU involve a 5-step model specific to recognizing revenue derived from customer contracts. In addition, ASU 2014-09 provides implementation guidance on several other important topics, including the accounting for certain revenue-related costs. The adoption of ASU 2014-09 is effective for publicly traded business entities for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Earlier application is not permitted. The Company is assessing the impact, if any, that the adoption of ASU 2014-09 may have on the Company's results of operations, cash flows, or financial position.

5. Fair Value of Financial Instruments
The Company used the following methods and assumptions in estimating fair value disclosure for financial instruments:
Cash and cash equivalents The carrying amounts reported in the balance sheets approximate fair value due to the short-term maturity or variable rates of these instruments.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

Debt The carrying amount of fixed and variable-rate borrowings at June 30, 2014 approximates fair value estimated based on current market rates and credit spreads for similar debt instruments.
Derivative instruments Fair value was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.
The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2013		June 30, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$34,702	$34,702	$31,317	$31,317
Fixed-rate debt	25,552	25,552	12,235	12,397
Variable-rate debt	504,122	504,112	495,761	495,761
Derivative instruments - asset position	811	811	324	324
Derivative instruments - liability position	104	104	78	78
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

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 820 pricing levels as of June 30, 2014:

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$31,317	$31,317	$—	$—
Interest rate contracts - asset position	324	—	324	—
Interest rate contracts - liability position	78	—	78	—
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
6. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill are as follows:

Balance at January 1, 2013	$56,493
Goodwill acquired during the period	—
Impairment charges	—
Adjustments to goodwill during the period	482
Balance at December 31, 2013	56,975
Goodwill acquired during the period	—
Impairment charges	—
Adjustments to goodwill during the period	—
Balance at June 30, 2014	$56,975
Gross goodwill	$231,219
Accumulated impairment charges	(174,244)
Balance at June 30, 2014	$56,975

Intangible assets consisted of the following:

	December 31, 2013			June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$152,629	$(86,584)	$66,045	$152,889	$(90,071)	$62,818
Other	26,197	(20,868)	5,329	26,240	(21,327)	4,913
Total amortizing intangible assets	$178,826	$(107,452)	$71,374	$179,129	$(111,398)	$67,731
Intangible assets not subject to amortization			30,427			30,427
Total other intangible assets			$101,801			$98,158

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

In accordance with ASC 350, “Intangibles—Goodwill and Other,” the Company has elected to perform an annual impairment test in the fourth quarter for goodwill and indefinite life intangible assets based on the financial information as of September 30, or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company compares the fair value of its reporting units to its carrying amount to determine if there is potential impairment. The fair value of the reporting unit is determined by an income approach and a market capitalization approach. Significant management judgment is required in the forecasts of future operating results that are used in the income approach. The estimates that the Company has used are consistent with the plans and estimates that it uses to manage its business. The Company bases its fair value estimates on forecasted revenue and operating costs which include a number of factors including, but not limited to, securing new customers, retention of existing customers, growth in imaging and radiation oncology revenues and the impact of continued cost savings initiatives. However, it is possible that plans and estimates may change. Based on financial information as of June 30, 2014, impairment testing was not required during the six months ended June 30, 2014. Although the Company concluded that no impairment was present in its intangible assets in the six months of 2014, the Company intends to test its Goodwill and other intangibles assets for impairment during the fourth quarter of 2014, as described above.
The Company uses the estimated useful life to amortize customer contracts, which is a weighted-average of 15 years. Other intangible assets subject to amortization are estimated to have a weighted-average useful life of six years. Amortization expense for intangible assets subject to amortization was $2,911 and $1,957 for the quarters ended June 30, 2013 and 2014, respectively, and $6,705 and $3,909 for the six months ended June 30, 2013 and 2014, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.
Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2014	$3,875
2015	7,061
2016	6,059
2017	5,621
2018	5,260
Thereafter	39,853
7. Other Accrued Liabilities
Other accrued liabilities consisted of the following:

	December 31, 2013	June 30, 2014
Accrued systems rental and maintenance costs	$1,488	$1,160
Accrued site rental fees	999	852
Accrued property and sales taxes payable	10,253	10,389
Accrued self-insurance expense	1,635	1,635
Deferred gain on sale of equipment	319	314
Other accrued expenses	7,308	9,113
Total	$22,002	$23,463
8. Long-Term Debt and Senior Subordinated Credit Facility
Long-term debt consisted of the following:

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

	December 31, 2013	June 30, 2014
Term loan facility	$487,725	$485,275
Discount on term loan facility	(2,603)	(2,381)
Revolving credit facility	19,000	5,000
Equipment debt	25,552	20,102
Long-term debt, including current portion	529,674	507,996
Less current portion	15,066	13,292
Long-term debt	$514,608	$494,704
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
In addition to other covenants, the Credit Agreement places limits on the ability of the Company and its subsidiaries to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, engage in mergers, acquisitions and asset sales, transact with affiliates and alter the business conducted by the Company and its subsidiaries.
The Credit Agreement also contains a leverage ratio covenant requiring the Company to maintain a maximum ratio of consolidated total debt to consolidated adjusted EBITDA expense that ranges from 4.95 to 1.00 to 4.30 to 1.00. For the quarter ended June 30, 2014, the Credit Agreement required a maximum leverage ratio of not more than 4.90 to 1.00. The Credit Agreement eliminated the interest coverage ratio covenant which the Company was subject to maintain prior to the refinancing. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the Credit Agreement.
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
As of June 30, 2014, there was $485,275 outstanding under the new term loan facility and $5,000 borrowings under the new revolving credit facility. As of June 30, 2014, the Company’s ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 3.55 to 1.00.
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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

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
Cash Flow Hedges
Interest Rate Cash Flow Hedges

The Company has entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the six months ended June 30, 2013 and 2014, the Company had interest rate swap and cap agreements to hedge approximately $162,300 and $258,500 of its variable rate bank debt, respectively, or 29.9% and 50.9% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $40 from accumulated comprehensive loss to interest expense and other, net.
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

In the second quarter of 2011, the Company acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of US Radiosurgery, LLC ("USR"). One of the USR Swaps, which matures in October 2015, had a notional amount of $1,394 as of June 30, 2014. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap matured in April 2014. As a result of the acquisition of USR, the USR Swap was de-designated, hedge accounting was terminated and all further changes in the fair market value of the swap is being recorded in interest expense and other, net.

In the fourth quarter of 2012, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in December 2017, had a notional amount of $3,736 as of June 30, 2014. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.50% and pays a fixed rate of 3.75%. The net effect of the hedge is to convert interest expense to a fixed rate of 3.75%, as the underlying debt incurred interest based on one-month LIBOR plus 2.50%.

In the first quarter of 2013, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in April 2018, had a notional amount of $3,370 as of June 30, 2014. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.00% and pays a fixed rate of 2.873%. The net effect of the hedge is to convert interest expense to a fixed rate of 2.873%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%.

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

The Effect of Designated Derivative Instruments on the Statement of Operations
For the Three Months Ended June 30, 2013

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$63	Interest expense and other, net	$(221)	Interest expense and other, net	$—

The Effect of Designated Derivative Instruments on the Statement of Operations
For the Six Months Ended June 30, 2013

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$30	Interest expense and other, net	$(411)	Interest expense and other, net	$—

The Effect of Designated Derivative Instruments on the Statement of Operations
For the Three Months Ended June 30, 2014

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(375)	Interest expense and other, net	$8	Interest expense and other, net	$—

 The Effect of Designated Derivative Instruments on the Statement of Operations
For the Six Months Ended June 30, 2014

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(478)	Interest expense and other, net	$(126)	Interest expense and other, net	$(2)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations
For the Three Months Ended June 30, 2014

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(1)

The Effect of Non-Designated Derivative Instruments on the Statement of Operations
For the Six Months Ended June 30, 2014

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(2)

10. Income Taxes
For the quarter and six months ended June 30, 2013, the Company recorded an income tax benefit of $7,195 and $7,333, or 35.7% and 32.3%, respectively, as a result of the Company’s effective tax rate applied to pretax loss. For the quarter and six months ended June 30, 2014, the Company recorded income tax expense of $1,802 and $3,309, or 39.3% and 41.2%, respectively, as a result of the Company’s effective tax rate applied to pretax income. The Company’s effective tax rate for the quarter and six months ended June 30, 2014 differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.
As of June 30, 2014, the Company has provided a liability for $304 of unrecognized tax benefits related to various federal and state income tax matters. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $262.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2014, the Company had approximately $19 in accrued interest and penalties related to unrecognized tax benefits.
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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

The following table sets forth the computation of basic and diluted earnings (loss) per share (amounts in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Numerator:
Net (loss) income attributable to Alliance HealthCare Services, Inc.	$(12,964)	$2,784	$(15,382)	$4,715
Denominator:
Weighted-average shares-basic	10,629	10,671	10,629	10,669
Effect of dilutive securities:
Employee stock options	—	183	—	203
Weighted-average shares-diluted	10,629	10,854	10,629	10,872
(Loss) income per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(1.22)	$0.26	$(1.45)	$0.44
Diluted	$(1.22)	$0.26	$(1.45)	$0.43
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	291	132	310	134
Average exercise price per share that exceeds average market price of common stock	$35.31	$44.22	$34.55	$44.25
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At June 30, 2014, the Company has determined that no liability is necessary related to these guarantees and indemnities.
In June 2012, Pacific Coast Cardiology (“PCC”) d/b/a Pacific Coast Imaging, Emanuel Shaoulian, MD, Inc., and Michael M. Radin, MD, Inc. filed a lawsuit in California state court against the Company and other defendants. The complaint asserts a number of claims related to the Company’s decision not to purchase PCC in 2010, and also separately seeks a determination regarding an amount the Company contends is owed to it by PCC pursuant to a previous contractual arrangement. As of June 30, 2014, the Company had accrued a $1,200 liability based on a proposed settlement, which has been accepted by PCC, effectively settling this matter subject to court approval subsequent to June 30, 2014.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

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
13. Related-Party Transactions
On April 16, 2007, Oaktree and MTS purchased 4,900,301 shares of the Company’s common stock. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. At June 30, 2014, Oaktree and MTS owned in the aggregate approximately 50.9% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.
Revenues from management agreements with unconsolidated equity investees were $2,276 and $2,241 during the quarters ended June 30, 2013 and 2014, respectively. Revenues from management agreements with unconsolidated equity investees were $4,520 and $4,562 during the six months ended June 30, 2013 and 2014 respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which are included in the management agreement revenue, who reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as cost of revenues and the reimbursement as revenues in its condensed consolidated statements of operations and comprehensive income (loss). For the quarters ended June 30, 2013 and 2014, the amounts of the revenues and expenses were $1,814 and $1,783, respectively. For the six months ended June 30, 2013 and 2014, the amounts of the revenues and expenses were $3,623 and $3,687, respectively.
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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

and with such proceeds plus borrowings under its revolving line of credit and cash on hand, completed the redemption of all its outstanding Notes on December 4, 2013. Oaktree funded $10,000 of the $70,000 incremental term loan.
14. Investments in Unconsolidated Investees
The Company has direct ownership in three unconsolidated investees at June 30, 2014. The Company owns between 15% and 50% of these investees, and provides management services under agreements with these investees, expiring at various dates through 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.
During the quarter ended June 30, 2014, in accordance with ASC 323, “Investments—Equity Method and Joint Ventures,” the Company wrote off its remaining investment in one of its unconsolidated investees that was originally acquired in 2011. The impairment charge totaled $236 and is related to the closure of one cancer center in the second quarter of 2014 due to the expiration of one of its non-compete agreements with the affiliated oncology physician. Impairment charges related to this event were taken in the prior year for a physicians' referral network, trademarks, and professional services agreement, which were all written down to zero value.

Set forth below are certain financial data for Alliance-HNI, LLC and Subsidiaries, one of the Company’s unconsolidated investees as of:

	December 31, 2013	June 30, 2014
Balance Sheet Data:
Current assets	$4,650	$4,483
Noncurrent assets	9,732	11,206
Current liabilities	2,810	2,687
Noncurrent liabilities	2,757	3,950

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Operating Results:
Revenues	$4,583	$4,225	$9,081	$8,331
Expenses	2,341	2,266	4,318	4,821
Net income	2,242	1,959	4,763	3,510
Earnings from unconsolidated investee	1,106	979	2,382	1,755
Set forth below are certain financial data for the aggregate of the Company’s unconsolidated investees, including Alliance-HNI, LLC and Subsidiaries as of:

	December 31, 2013	June 30, 2014
Balance Sheet Data:
Current assets	$7,188	$6,823
Noncurrent assets	11,058	12,326
Current liabilities	3,569	3,548
Noncurrent liabilities	3,382	4,328

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Combined Operating Results:
Revenues	$7,272	$6,765	$14,009	$13,196
Expenses	3,315	3,210	6,906	6,745
Net income	3,957	3,555	7,103	6,451
Earnings from unconsolidated investees	1,409	1,242	2,951	2,240

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

15. Stockholders’ Deficit
The following table summarizes consolidated stockholders’ deficit, including noncontrolling interest.

					Additional	Accumulated		Stockholders’ Equity (Deficit) Attributable to		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Alliance HealthCare	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Services, Inc.	Interest	Deficit
Balance at January 1, 2014	10,667,136	$524	(144,921)	$(2,998)	$23,521	$(82)	$(204,709)	$(183,744)	$47,127	$(136,617)
Exercise of stock options	67,657	1	—	—	705	—	—	706	—	706
Forfeit of restricted stock	(26,272)	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	(5,323)	(140)	—	—	—	(140)	—	(140)
Share-based payment	—	—	—	—	710	—	—	710	—	710
Unrealized loss on hedging transaction, net of tax	—	—	—	—	—	(215)	—	(215)	—	(215)
Net investments in subsidiaries	—	—	—	—	1,652	—	—	1,652	(8,916)	(7,264)
Net income	—	—	—	—	—	—	4,715	4,715	7,085	11,800
Balance at June 30, 2014	10,708,521	$525	(150,244)	$(3,138)	$26,588	$(297)	$(199,994)	$(176,316)	$45,296	$(131,020)

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2014
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
The following table summarizes the Company’s revenue by segment:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Revenue
Imaging	$94,613	$87,297	$186,586	$171,935
Radiation Oncology	19,805	23,941	38,214	44,668
Total	$114,418	$111,238	$224,800	$216,603
The following are components of revenue:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Revenue
MRI revenue	$47,359	$45,637	$93,440	$89,822
PET/CT revenue	37,656	34,178	74,406	67,547
Radiation Oncology revenue	19,805	23,941	38,214	44,668
Other modalities and other revenue	9,598	7,482	18,740	14,566
Total	$114,418	$111,238	$224,800	$216,603

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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Segment income
Imaging	$38,311	$33,248	$73,474	$64,257
Radiation Oncology	9,121	11,167	16,806	20,490
Corporate / Other	(8,847)	(7,746)	(16,534)	(15,126)
Total	$38,585	$36,669	$73,746	$69,621
The reconciliation of Net (loss) income to total segment income is shown below:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Net (loss) income attributable to Alliance HealthCare Services, Inc.	$(12,964)	$2,784	$(15,382)	$4,715
Income tax (benefit) expense	(7,195)	1,802	(7,333)	3,309
Interest expense and other, net	11,053	6,124	23,325	12,362
Amortization expense	2,911	1,957	6,705	3,909
Depreciation expense	16,322	14,274	32,838	30,069
Share-based payment (included in selling, general and administrative expenses)	329	376	735	710
Severance and related costs	—	1,727	—	1,860
Noncontrolling interest in subsidiaries	3,509	4,036	6,339	7,085
Restructuring charges (Note 2)	1,890	1,563	3,363	2,455
Transaction costs	—	937	80	939
Impairment charges	4,867	236	4,867	236
Loss on extinguishment of debt	17,069	—	17,069	—
Other non-recurring charges (included in selling, general and administrative expenses	633	822	950	1,621
Other non-cash charges (included in other income and expense, net)	161	31	190	351
Total segment income	$38,585	$36,669	$73,746	$69,621
Net income for the Imaging and Radiation Oncology segments does not include charges for interest expense, net of interest income, income taxes or certain selling, general and administrative expenses. These costs are charged against the Corporate / Other segment. The following table summarizes the Company’s net income (loss) by segment:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Net (loss) income
Imaging	$18,093	$20,623	$37,746	$37,817
Radiation Oncology	2,782	4,642	4,031	8,068
Corporate / Other	(33,839)	(22,481)	(57,159)	(41,170)
Total	$(12,964)	$2,784	$(15,382)	$4,715

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

The following table summarizes the Company’s identifiable assets by segment:

	As of December 31, 2013	As of June 30, 2014
Identifiable assets
Imaging	$240,317	$210,675
Radiation Oncology	158,216	156,067
Corporate / Other	91,314	101,343
Total	$489,847	$468,085

The following table summarizes the Company’s goodwill by segment:

	Imaging	Radiation Oncology	Corporate / Other	Total
Balance at January 1, 2013	$41,684	$14,809	$—	$56,493
Goodwill acquired during the period	—	—	—	—
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	482	—	—	482
Balance at December 31, 2013	$42,166	$14,809	$—	$56,975
Goodwill acquired during the period	—	—	—	—
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	—	—	—	—
Balance at June 30, 2014	$42,166	$14,809	$—	$56,975

Gross goodwill	$196,508	$34,711	$—	$231,219
Accumulated impairment charges	(154,342)	(19,902)	—	(174,244)
Balance at June 30, 2014	$42,166	$14,809	$—	$56,975
Cash used for capital expenditures for the Imaging, Radiation Oncology and Corporate segments were $4,761, $19, and $2,741, respectively, for the quarter ended June 30, 2014. Capital expenditures in the Imaging, Radiation Oncology and Corporate segments were $3,468, $258 and $1,075, respectively, for the quarter ended June 30, 2013. Cash used for capital expenditures for the Imaging, Radiation Oncology and Corporate segments were $6,828, $19, and $6,409, respectively, for the six months ended June 30, 2014. Capital expenditures in the Imaging, Radiation Oncology and Corporate segments were $5,481, $671 and $4,205, respectively, for the six months ended June 30, 2013.

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
Key Aspects of Our Business
MRI, PET/CT and radiation oncology services generated 41%, 31% and 21% of our revenue, respectively, for the six months ended June 30, 2014 and 42%, 33% and 17% of our revenue, respectively, for the six months ended June 30, 2013. Our remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (“CT”) and management contract revenue. Other revenue, in the six months ended June 30, 2013, included professional radiology services, which was sold in December 2013. We operated 499 diagnostic imaging and radiation oncology systems, including 264 MRI systems (of which 19 are operating leases) and 121 PET/CT systems (of which 9 are operating leases) and served over 1,000 clients in 43 states at June 30, 2014. We operated 124 fixed-site imaging centers (one in an unconsolidated joint venture), which constitute systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups’ offices, parked mobile systems, and free-standing fixed-site imaging centers, which include systems installed in medical office buildings, ambulatory surgical centers, or other retail space at June 30, 2014. Of the 124 fixed-site imaging centers (including one unconsolidated joint venture), 92 were MRI fixed-site imaging centers, 19 were PET/CT fixed-site imaging centers, 13 were other modality fixed-site imaging centers. We also operated 29 radiation oncology centers and stereotactic radiosurgery facilities (including one radiation oncology center as an unconsolidated joint venture) at June 30, 2014.
Revenues from fixed-site imaging centers and radiation oncology centers can be structured as either “wholesale” or “retail” revenues. We generated approximately 83% of our revenues for the six months ended June 30, 2014 and 2013, by providing services to hospitals and other healthcare providers, which we refer to as "wholesale" revenues. We typically generate our wholesale revenues from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients’ receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. Our contracts for radiation oncology services average approximately 10 to 20 years in length. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases its own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Competitive pressures also affect our pricing.
We generated approximately 17% of our revenues for the six months ended June 30, 2014 and 2013, by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as "retail" revenues. We generate our revenue from these sites from direct billings to patients or their third-party payors, including Medicare, and we record this revenue net of contractual discounts and other arrangements for providing services at discounted prices. We typically receive a higher price per scan or treatment under retail billing than we do under wholesale billing.
Factors Affecting our Results of Operations
Our revenues, whether for wholesale or retail arrangements, are dependent directly or indirectly on third-party payor reimbursement policies, including Medicare. Please see Item 1, Business-Reimbursement in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for a more detailed explanation of how we bill and receive payment for our services.
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
For 2014, CMS estimated that the statutory formula would result in a 20.1% reduction in physician payment rates if Congress failed to intervene. On December 26, 2013, President Obama signed into law the Bipartisan Budget Act of 2013 (“2013 Budget Act”), which replaced the payment reduction scheduled to take effect on January 1, 2014, with a 0.5% increase in physician payment rates for the period beginning January 1, 2014, and ending on March 31, 2014. On April 1, 2014, the physician payment rates enacted under the 2013 Budget Act were extended through December 31, 2014 and a zero percent update from 2014 payment rates was enacted for the period beginning January 1, 2014 and ending on March 31, 2015, under the Protecting Access to Medicare Act of 2014 (“PAMA”). There also have been a number of legislative initiatives to develop a permanent revision to the statutory formula. If Congress fails to extend the existing rates beyond the current March 31, 2015 deadline, CMS estimates that the statutory formula will result in a 24.1% reduction to physician payment rates. The failure by Congress to intervene with another extension or otherwise revise the statutory formula for future years would result in a decrease in payment rates that will adversely affect our revenues and results of operations.
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
In the Physician Fee Schedule for 2014, CMS made additional revisions to the formula it uses to account for physician time and practice expenses when calculating updates to the Physician Fee Schedule. CMS's revisions include changes to the Medicare Economic Index formula, which have the effect of redistributing some practice expense payment to the physician time component. This policy change, combined with the 90% usage rate assumption described above and various other adjustments for the 2014 Physician Fee Schedule, are projected to result in an aggregate payment increase of 1% in radiation oncology, no change to payments for nuclear medicine, and aggregate payment reductions of 2% in radiology, 11% for suppliers providing the technical component of diagnostic tests, and 1% for radiation therapy centers. In the proposed Physician Fee Schedule for 2015, CMS presented changes to payment policies that, if finalized, would result in a projected aggregate payment increase of 1% in nuclear medicine and aggregate payment reductions of 2% in radiology, 4% in radiation oncology, 2% for suppliers providing the technical component of diagnostic tests, and 8% for radiation therapy centers. At this time, we do not believe that the final 2014 regulatory changes or the proposed 2015 changes, if finalized, will have a material effect on our retail revenues.
In addition to annual updates to the Physician Fee Schedule, as indicated above, CMS also publishes regulatory changes to the hospital outpatient prospective payment system (“HOPPS”) on an annual basis. These payments are bundled amounts received by our hospital clients for hospital outpatient services related to MRI scans, PET scans, PET/CT scans and SRS treatments. Recent adjustments to the HOPPS payments for these procedures have not had a material adverse effect on our revenue and earnings in 2011, 2012, 2013, or the first six months of 2014.
Beginning on April 1, 2013, the ATRA required CMS to equalize the HOPPS payment associated with Cobalt 60-based SRS treatments to the payment amount for the less-expensive, linac-based SRS treatment. In the final HOPPS rule for 2014, CMS equalized payments for the treatments by establishing a single new payment level derived from CMS claims data for both treatments, which resulted in a payment increase for linac-based treatments and a payment decrease for Cobalt 60-based treatments beginning January 1, 2014. In addition, beginning in 2014, CMS utilized newly-available data to revise its estimate of hospitals' costs of providing CT and MRI services, which are used to calculate Medicare payments to hospitals for these services. The use of such data could result in payment reductions for CT and MRI procedures performed in the outpatient departments of our hospital clients. At this time, we do not believe that these changes will have a material adverse effect on our future revenues; however, we cannot predict the effect of future rate reductions on our future revenues or business.
Over the past few years, the growth rate of PET/CT and MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, additional patient-related cost-sharing programs and an increasing trend of third-party payors intensifying their utilization management efforts, for example, through benefit managers who require prior authorizations to control the growth rate of imaging services generally. We expect that these trends will continue. One recent initiative to potentially reduce utilization of certain imaging services is the Medicare Imaging Demonstration, which is a two-year demonstration project designed to collect data regarding physician use of advanced diagnostic imaging services. This information would be used to determine the appropriateness of services by developing medical specialty guidelines for advanced imaging procedures within three designated modalities (MRI, CT and nuclear medicine). On February 2, 2011, CMS announced that it selected five participants for the demonstration project. The data collection portion of the demonstration concluded on April 1, 2012, and the 18-month intervention portion of the demonstration then went into effect, during which time the appropriateness of a physician's order for diagnostic imaging services was considered at the time the order was entered into the decision support systems being tested. The demonstration concluded on September 30, 2013, and a report to Congress summarizing the results of the demonstration is expected by October 1, 2014. In addition, the PAMA requires CMS, in conjunction with medical specialty societies, to adopt appropriate use criteria (“AUC”) for certain advanced diagnostic imaging services by November 15, 2015. Beginning in 2017, CMS must establish a program that promotes the use of AUC by requiring physicians who order and furnish advanced diagnostic imaging services to consult and report compliance with the AUC. Advanced imaging services ordered by certain physicians who do not adhere to the AUC will be subject to prior authorization for applicable imaging services provided to Medicare beneficiaries beginning in 2020.
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

Results of Operations
The following table shows our consolidated statements of operations as a percentage of revenues for each of the quarters and six months ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	52.5	53.6	53.7	53.8
Selling, general and administrative expenses	17.7	17.4	17.5	17.6
Transaction costs	—	0.8	0.1	0.4
Severance and related costs	0.3	1.6	0.3	0.9
Impairment charges	4.2	0.2	2.2	0.1
Loss on extinguishment of debt	14.9	—	7.6	—
Depreciation expense	14.3	12.8	14.6	13.9
Amortization expense	2.5	1.8	3.0	1.8
Interest expense and other, net	9.7	5.5	10.4	5.7
Other (income) and expense, net	(0.4)	(0.4)	(0.7)	(0.2)
Total costs and expenses	115.7	93.3	108.7	94.0
(Loss) income before income taxes, earnings from unconsolidated investees and noncontrolling interest	(15.7)	6.7	(8.7)	6.0
Income tax (benefit) expense	(6.3)	1.6	(3.3)	1.5
Earnings from unconsolidated investees	(1.2)	(1.1)	(1.4)	(1.0)
Net (loss) income	(8.2)	6.2	(4.0)	5.5
Less: Net income attributable to noncontrolling interest, net of tax	(3.1)	(3.6)	(2.8)	(3.3)
Net (loss) income attributable to Alliance HealthCare Services, Inc.	(11.3)%	2.6%	(6.8)%	2.2%
The table below provides MRI statistical information for the quarters and six months ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
MRI statistics
Average number of total systems	255.3	250.7	256.5	251.6
Average number of scan-based systems	213.2	210.8	214.5	210.1
Scans per system per day (scan-based systems)	8.48	8.69	8.33	8.42
Total number of scan-based MRI scans	120,680	120,475	235,671	231,662
Price per scan	$352.81	$340.20	$356.52	$346.49

The table below provides PET/CT statistical information for each of the quarters and six months ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
PET/CT statistics
Average number of systems	111.5	113.3	111.4	112.0
Scans per system per day	5.59	5.36	5.62	5.36
Total number of PET/CT scans	38,152	34,919	75,453	68,676
Price per scan	$963	$950	$963	$955

The table below provides Radiation oncology statistical information for each of the quarters and six months ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Radiation oncology statistics
Number of radiation oncology centers*	28	29	28	29
Linac treatments	15,462	21,005	30,137	39,009
Stereotactic radiosurgery patients	721	808	1,356	1,489
*Number of radiation oncology centers operated as of June 30, 2013 and 2014 included one unconsolidated joint venture.
Following are the components of revenue (in millions) for each of the quarters and six months ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Total MRI revenue	$47.4	$45.7	$93.4	$89.8
PET/CT revenue	37.7	34.2	74.4	67.5
Radiation oncology revenue	19.8	23.9	38.2	44.7
Other modalities and other revenue	9.5	7.4	18.8	14.6
Total	$114.4	$111.2	$224.8	$216.6

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Total fixed-site imaging center revenue (in millions)	$30.7	$29.0	$60.6	$55.0

Quarter Ended June 30, 2014 Compared to Quarter Ended June 30, 2013
Revenue decreased $3.2 million, or 2.8%, to $111.2 million in the second quarter of 2014 compared to $114.4 million in the second quarter of 2013 mostly due to decreases in MRI and PET/CT revenues of $5.2 million, and a decrease of $2.1 million in other revenues, mostly attributed to the sale of our professional services business in December 2013. These decreases were partially offset by an increase in radiation oncology revenue of $4.1 million, due to an increase in patient volume and number of treatments performed.
MRI revenue decreased $1.7 million in the second quarter of 2014, or 3.6%, compared to the second quarter of 2013. Scan-based MRI revenue decreased $1.6 million in the second quarter of 2014, or 3.7%, compared to the second quarter of 2013, to $41.0 million in the second quarter of 2014 from $42.6 million in the second quarter of 2013. The decrease in scan-based MRI revenue was primarily due to year-over-year decreases in the average price per MRI scan and average number of scan-based systems in service. The average price per MRI scan decreased to $340.20 per scan in the second quarter of 2014 from $352.81 per scan in the second quarter of 2013. The average number of scan-based systems in service decreased to 210.8 systems in the second quarter of 2014 from 213.2 systems in the second quarter of 2013. Average scans per system per day increased 2.5% to 8.69 in the second quarter of 2014 from 8.48 in the second quarter of 2013. Scan-based MRI scan volume remained relatively flat, decreasing only 0.2% to 120,475 scans in the second quarter of 2014 from 120,680 scans in the second quarter of 2013. Non scan-based MRI revenue decreased $0.1 million in the second quarter of 2014 over the same period in 2013. Included in the revenue totals above are fixed-site imaging center revenues, which decreased $1.7 million to $29.0 million in the second quarter of 2014 from $30.7 million in the second quarter of 2013.
PET/CT revenue in the second quarter of 2014 decreased $3.5 million, or 9.2%, compared to the second quarter of 2013 primarily due to a decrease in total PET/CT scan volumes of 34,919 scans in the second quarter of 2014 from 38,152 scans in the second quarter of 2013. In addition, the average price per PET/CT scan decreased to $950 per scan in the second quarter of 2014 compared to $963 per scan in the second quarter of 2013. The average number of PET/CT systems in service increased to

113.3 systems in the second quarter of 2014 from 111.5 systems in the second quarter of 2013. Scans per system per day decreased to 5.4 in the second quarter of 2014 from 5.6 in the second quarter of 2013.
Radiation oncology revenue increased $4.1 million, or 20.9%, to $23.9 million in the second quarter of 2014 compared to $19.8 million in the second quarter of 2013, primarily due to a 35.8% increase in the number of Linac treatments performed in the second quarter of 2014, compared to the second quarter of 2013 and a 12.1% increase in the number of SRS patients we treated. These results include revenue from the strategic affiliation with the Medical University of South Carolina, which commenced in the first quarter of 2014.
Other modalities and other revenue decreased $2.1 million, or 22.0%, to $7.5 million in the second quarter of 2014 compared to $9.5 million in the second quarter of 2013, mostly attributed to the sale of our professional services business in December 2013.
At June 30, 2014 we operated 264 MRI systems and 121 PET/CT systems, including 19 MRI systems and nine PET/CT systems on operating leases as a result of our sale and lease transaction that occurred in the fourth quarter of 2012. We had 261 MRI systems and 117 PET/CT systems at June 30, 2013, including 19 MRI systems and nine PET/CT systems on operating leases as a result of our sale and lease transaction. We operated 124 fixed-site imaging centers (including one in an unconsolidated investee) at June 30, 2014, compared to 130 fixed-site imaging centers (including one in an unconsolidated joint venture) at June 30, 2013. We operated 29 radiation oncology centers (including one in an unconsolidated joint venture) at June 30, 2014, compared to 28 radiation oncology centers (including one in an unconsolidated joint venture) at June 30, 2013.
Cost of revenues, excluding depreciation and amortization, decreased $0.5 million, or 0.8%, to $59.6 million in the second quarter of 2014 compared to $60.1 million in the second quarter of 2013. The decrease in cost of revenues is primarily due to a $2.2 million, or 47.0%, decrease in outside medical services expense due to lower radiology fees related to the sale of our professional services business. Maintenance and related costs decreased $0.4 million, or 3.1%, due to negotiating lower service contract costs and a smaller asset base. Renegotiating with service contract providers and medical supply vendors is one of our cost reduction initiatives. Compensation and related employee expenses increased $2.0 million, or 7.8%. All other cost of revenues, excluding depreciation and amortization, decreased $0.6 million, or 5.0%. Cost of revenues, as a percentage of revenue, decreased to 53.6% in the second quarter of 2014, compared to 52.5% in the second quarter of 2013.
Selling, general and administrative expenses decreased $0.9 million, or 4.3%, to $19.4 million in the second quarter of 2014 compared to $20.2 million in the second quarter of 2013. Decreases to selling, general and administrative expenses include a reduction in professional services expense of $0.7 million, or 20.1%, resulting from consulting and recruiting costs in the prior year to support the enhanced value proposition initiative. Decreases to selling, general and administrative expenses also includes a $0.3 million decrease in compensation and related employee expenses. The provision for doubtful accounts increased $0.1 million, increasing to 0.7% as a percentage of revenue in the second quarter of 2014 compared to 0.6% in the second quarter of 2013. All other selling, general and administrative expenses in the second quarter of 2014 remained flat from the second quarter of 2013. Selling, general and administrative expenses as a percentage of revenue was 17.4% in the second quarter of 2014 compared to 17.7% in the second quarter of 2013.
Severance and related costs increased $1.4 million, or 479.5%, to $1.7 million in the second quarter of 2014 compared to $0.3 million in the second quarter of 2013, due to the departure of an executive officer in the second quarter of 2014.
Depreciation expense decreased $2.0 million, or 12.5%, to $14.3 million in the second quarter of 2014 compared to $16.3 million in the second quarter of 2013 due to the year over year increase in the number of units in our fleet that are fully depreciated along with our decision to upgrade units we currently own as an alternative to purchasing new equipment.
Amortization expense decreased $0.9 million, or 32.6%, to $2.0 million in the second quarter of 2014 compared to $2.9 million in the second quarter of 2013. This decrease is primarily due to lower amortization charges related to intangible assets that were impaired or written off in the latter half of 2013.
Interest expense and other, net decreased $5.0 million, or 46.7% to $5.7 million in the second quarter of 2014 compared to $10.7 million in the second quarter of 2013, primarily due to the redemption in December 2013 of the remaining outstanding principal amount of our 8% Senior Notes due 2016 (the "8% Notes") with funds borrowed under our new credit agreement and cash on-hand. The interest rate pertaining to the amount borrowed under the incremental term loan to redeem the 8% Notes conforms to the rates discussed below in "Liquidity and Capital Resources".
Income tax expense was $1.8 million in the second quarter of 2014 compared to $7.2 million tax benefit in the second quarter of 2013. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based compensation, unrecognized tax benefits and other permanent differences.

Earnings from unconsolidated investees decreased $0.2 million, or 11.9%, to $1.2 million in the second quarter of 2014 compared to $1.4 million in the second quarter of 2013.
Net income attributable to noncontrolling interest increased $0.5 million, or 15.0%, to $4.0 million in the second quarter of 2014 compared to $3.5 million in the second quarter of 2013.
Net income attributable to Alliance HealthCare Services, Inc. was $2.8 million, or $0.26 per share on a diluted basis, in the second quarter of 2014 compared to a net loss of $13.0 million, or $(1.22) per share on a diluted basis, in the second quarter of 2013.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Revenue decreased $8.2 million, or 3.6%, to $216.6 million during the first six months of 2014 compared to $224.8 million in the first six months of 2013 mostly due to decreases in MRI and PET/CT revenues of $10.5 million, and a decrease of $4.2 million in other revenues, mostly attributed to the sale of our professional services business in December 2013. These decreases were partially offset by an increase in radiation oncology revenue of $6.5 million, due to an increase in patient volume and number of treatments performed.
MRI revenue decreased $3.6 million in the first six months of 2014, or 3.9%, compared to the first six months of 2013. Scan-based MRI revenue decreased $3.7 million in the first six months of 2014, or 4.4%, compared to the first six months of 2013, to $80.3 million in the first six months of 2014 from $84.0 million in the first six months of 2013. The decrease in scan-based MRI revenue was primarily due to year-over-year decreases in the average price per MRI scan and average number of scan-based systems in service. The average price per MRI scan decreased to $346.49 per scan in the first six months of 2014 from $356.52 per scan in the first six months of 2013. The average number of scan-based systems in service decreased to 210.1 systems in the first six months of 2014 from 214.5 systems in the first six months of 2013. Average scans per system per day increased 1.1% to 8.4 in the first six months of 2014 from 8.3 in the first six months of 2013. Scan-based MRI scan volume decreased 1.7% to 231,662 scans in the first six months of 2014 from 235,671 scans in the first six months of 2013. Non scan-based MRI revenue increased $0.1 million in the first six months of 2014 over the same period in 2013. Included in the revenue totals above are fixed-site imaging center revenues, which decreased $5.6 million to $55.0 million in the first six months of 2014 from $60.6 million in the first six months of 2013.
PET/CT revenue in the first six months of 2014 decreased $6.9 million, or 9.2%, compared to the first six months of 2013 primarily due to a decrease in total PET/CT scan volumes of 68,676 scans in the first six months of 2014 from 75,453 scans in the first six months of 2013. In additon, the average price per PET/CT scan decreased to $955 per scan in the first six months of 2014 compared to $963 per scan in the first six months of 2013. The average number of PET/CT systems in service increased to 112.0 systems in the first six months of 2014 from 111.4 systems in the first six months of 2013. Scans per system per day decreased to 5.4 in the first six months of 2014 from 5.6 in the first six months of 2013.
Radiation oncology revenue increased $6.5 million, or 16.9%, to $44.7 million in the first six months of 2014 compared to $38.2 million in the first six months of 2013, primarily due to a 29.4% increase in the number of Linac treatments performed in the first six months of 2014, compared to the first six months of 2013 and a 9.8% increase in the number of SRS patients we treated. These results include revenue from the strategic affiliation with the Medical University of South Carolina, which commenced in the first quarter of 2014.
Other modalities and other revenue decreased $4.2 million, or 22.3%, to $14.6 million in the first six months of 2014 compared to $18.8 million in the first six months of 2013, mostly attributed to the sale of our professional services business in December 2013.
At June 30, 2014 we operated 264 MRI systems and 121 PET/CT systems, including 19 MRI systems and nine PET/CT systems on operating leases as a result of our sale and lease transaction that occurred in the fourth quarter of 2012. We had 261 MRI systems and 117 PET/CT systems at June 30, 2013, including 19 MRI systems and nine PET/CT systems on operating leases as a result of our sale and lease transaction. We operated 124 fixed-site imaging centers (including one in an unconsolidated investee) at June 30, 2014, compared to 130 fixed-site imaging centers (including one in an unconsolidated joint venture) at June 30, 2013. We operated 29 radiation oncology centers (including one in an unconsolidated joint venture) at June 30, 2014, compared to 28 radiation oncology centers (including one in an unconsolidated joint venture) at June 30, 2013.
Cost of revenues, excluding depreciation and amortization, decreased $4.2 million, or 3.5%, to $116.6 million in the first six months of 2014 compared to $120.7 million in the first six months of 2013. The decrease in cost of revenues is primarily due to a $4.7 million, or 50.0%, decrease in outside medical services expense due to lower radiology fees related to the sale of our professional services business. Costs related to medical supplies decreased $0.4 million, or 3.6%, due to lower PET/CT scan volumes. Maintenance and related costs decreased $0.2 million, or 0.8%, due to negotiating lower service contract costs and a smaller asset base. Renegotiating with service contract providers and medical supply vendors is one of our cost reduction initiatives. Compensation and related employee expenses increased $1.9 million, or 3.6%. All other cost of revenues, excluding depreciation and amortization, decreased $0.8 million, or 3.2%. Cost of revenues, as a percentage of revenue, remained relatively stable at 53.8% in the first six months of 2014, compared to 53.7% in the first six months of 2013.
Selling, general and administrative expenses decreased $1.2 million, or 3.1%, to $38.1 million in the first six months of 2014 compared to $39.3 million in the first six months of 2013. Decreases to selling, general and administrative expenses include a reduction in professional services expense of $1.0 million, or 15.2%, resulting from consulting and recruiting costs in the prior year to support the enhanced value proposition initiative. Decreases to selling, general and administrative expenses also includes a $0.4 million decrease in compensation and related employee expenses. The provision for doubtful accounts remained the same year over year at 0.7% as a percentage of revenue for the first six months of 2014 and 2013. All other selling, general and administrative expenses in the first six months of 2014 increased $0.2 million compared to the first six months of 2013. Selling, general and administrative expenses as a percentage of revenue was 17.6% in the first six months of 2014 compared to 17.5% in the first six months of 2013.
Severance and related costs increased $1.2 million, or 187.9%, to $1.9 million in the first six months of 2014 compared to $0.6 million in the first six months of 2013, due to the departure of an executive officer during the first six months of 2014.
Depreciation expense decreased $2.8 million, or 8.4%, to $30.1 million in the first six months of 2014 compared to $32.8 million in the first six months of 2013 due to the year over year increase in the number of units in our fleet that are fully depreciated along with our decision to upgrade units we currently own as an alternative to purchasing new equipment.
Amortization expense decreased $2.8 million, or 41.7%, to $3.9 million in the first six months of 2014 compared to $6.7 million in the first six months of 2013. This decrease is primarily due to lower amortization charges related to intangible assets that were impaired or written off in the latter half of 2013.
Interest expense and other, net decreased $10.4 million, or 47.0%, to $11.7 million in the first six months of 2014 compared to $22.0 million in the first six months of 2013, primarily due to the redemption in December 2013 of the remaining outstanding principal amount of our 8% Notes due 2016 with funds borrowed under our new credit agreement and cash on-hand. The interest rate pertaining to the amount borrowed under the incremental term loan to redeem the 8% Notes conforms to the rates discussed below in "Liquidity and Capital Resources".
Income tax expense was $3.3 million in the first six months of 2014 compared to $7.3 million tax benefit in the first six months of 2013. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based compensation, unrecognized tax benefits and other permanent differences.
Earnings from unconsolidated investees decreased $0.9 million, or 28.7%, to $2.2 million in the first six months of 2014 compared to $3.1 million in the first six months of 2013.
Net income attributable to noncontrolling interest increased $0.7 million, or 11.8%, to $7.1 million in the first six months of 2014 compared to net income of $6.3 million in the first six months of 2013.
Net income attributable to Alliance HealthCare Services, Inc. was $4.7 million, or $0.43 per share on a diluted basis, in the first six months of 2014 compared to a net loss of $15.4 million, or $(1.45) per share on a diluted basis, in the first six months of 2013.

Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operating activities. We generated $42.8 million and $32.5 million of cash flow from operating activities in the first six months of 2014 and 2013, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging and radiation oncology services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts in both the first six months of 2014 and 2013 was $1.6 million, or 0.7% of revenue in either year. Our number of days of revenue outstanding for our accounts receivable falls within our expected range and historical experience, increasing to 54 days as of June 30, 2014, compared to 52 days as of June 30, 2013. We believe this number is comparable, or better than, other diagnostic imaging and radiation oncology providers. As of June 30, 2014, we had $40.5 million of available borrowings under our revolving line of credit, net of outstanding letters of credit.

During the six months ended June 30, 2014, we purchased an additional 35% ownership in an existing joint venture for $1.5 million from one of our noncontrolling interest partners, representing their entire ownership interest. This resulted in a $1.7 million, net reduction to equity caused by a $3.2M reduction to noncontrolling interest. The $3.2 million represented 35% of the joint venture's noncontrolling interest book value on our balance sheet. Subsequent to this purchase, but also during the six months ended June 30, 2014, we sold a 20% interest in the same joint venture for $0.9 million.
We used cash of $17.8 million and $4.2 million for investing activities in the six months ended June 30, 2014 and 2013, respectively. Investing activities during the first six months of 2014 included $3.6 million in cash used for deposits on equipment and $0.6 million of proceeds from sales of assets.
We used cash of $1.5 million to acquire two fixed site imaging centers and another business entity to gain ownership of proprietary in-process research and development related to software development to enhance our offering as a provider of radiology services. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We spend capital:

•	to purchase new systems;

•	to replace less advanced systems with new systems;

•	to upgrade MRI, PET/CT and radiation oncology systems; and

•	to upgrade our corporate infrastructure, primarily in information technology.
Capital expenditures totaled $13.3 million and $10.4 million during the six months ended June 30, 2014 and 2013, respectively. We purchased three MRI systems and other imaging equipment, upgraded various imaging equipment, and sold a total of five systems during the six months ended June 30, 2014. We expect to purchase additional systems in 2014 and finance substantially all of these purchases with our available cash, cash from operating activities and equipment leases. Based upon the client demand described above, which dictates the amount and type of equipment we purchase and upgrade, we expect capital expenditures to total approximately $52 million to $62 million in 2014.
At June 30, 2014, we had cash and cash equivalents of $31.3 million. This available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we cannot assure you that access to our invested cash and cash equivalents will not be affected by adverse conditions in the financial markets.
At June 30, 2014, we had $25.1 million in our accounts with third-party financial institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be adversely affected if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.
We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next one to two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt and other contracts. As of June 30, 2014, we were in compliance with all covenants contained in our long-term debt agreements and expect that we will be in compliance with these covenants for the remainder of 2014.
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
As a result of these transactions, we recognized a loss on extinguishment totaling $17.1 million for unamortized deferred financing costs and the discount related to the former credit facility. Additionally, $1.5 million and $3.2 million of expense was incurred for unamortized deferred costs and associated discount, and the related call premium, respectively, related to the redemption of the Notes.
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
The Credit Agreement also contains a leverage ratio covenant requiring us to maintain a maximum ratio of consolidated total debt to consolidated adjusted EBITDA that ranges from 4.95 to 1.00 to 4.30 to 1.00. At June 30, 2014, the Credit Agreement required a maximum leverage ratio of not more than 4.90 to 1.00. The Credit Agreement eliminated the interest coverage ratio covenant which we were subject to maintain prior to the refinancing. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the Credit Agreement.
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
As of June 30, 2014, there was $485.3 million outstanding under the new term loan facility and $5.0 million in borrowings under the new revolving credit facility. As of June 30, 2014, our ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 3.55 to 1.00. Our Consolidated Adjusted EBITDA calculation represents net income (loss) before: interest expense, net of interest income; income taxes; depreciation expense; amortization expense; net income (loss) attributable to noncontrolling interests; non-cash share-based compensation; severance and related costs; restructuring charges; fees and expenses related to acquisitions, costs related to debt financing, legal matter expenses, non-cash impairment charges, and other non-cash charges included in other (income) expense, net, which includes non-cash losses on sales of equipment. In addition to the debt covenant related to our Credit Agreement, we use Consolidated Adjusted EBITDA as a key factor in determining cash incentive compensation for executives and other employees, as it is indicative of how our diagnostic imaging and radiation oncology businesses are performing and are being managed. Further, the diagnostic imaging and radiation oncology industry experiences significant consolidation. These activities lead to significant charges to earnings, such as those resulting from acquisition costs, and to significant variations among companies with respect to capital structures and cost of capital (which affect interest expense) and differences in taxation and book depreciation of facilities and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies. Non-cash share-based compensation is also excluded from Consolidated Adjusted EBITDA due to inconsistencies among companies such as valuation methodologies and assumptions that are subjective, enhancing our ability to compare and analyze company-to-company performance of our diagnostic imaging and radiation oncology businesses.

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
In the second quarter of 2011, we acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of USR. One of the USR Swaps, which matures in October 2015, had a notional amount of $1.4 million as of June 30, 2014. Under the terms of this agreement, we receive one-month LIBOR and pay a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap matured in April 2014. As a result of the acquisition of USR, the USR Swaps were de-designated, hedge accounting was terminated and all further changes in the fair market value of the remaining swap are being recorded in interest expense and other, net. Settlement amounts under the swap agreement was not material for the six months ended June 30, 2014.
In the fourth quarter of 2012, we entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in December 2017, had a notional amount of $3.7 million as of June 30, 2014. Under the terms of this agreement, we receive one-month LIBOR plus 2.50% and pay a fixed rate of 3.75%. The net effect of the hedge is to convert interest expense to a fixed rate of 3.75%, as the underlying debt incurred interest based on one-month LIBOR plus 2.50%.
In the first quarter of 2013, we entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in April 2018, had a notional amount of $3.4 million as of June 30, 2014. Under the terms of this agreement, we receive one-month LIBOR plus 2.00% and pay a fixed rate of 2.87%. The net effect of the hedge is to convert interest expense to a fixed rate of 2.87%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%.
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
Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third-party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. At June 30, 2014, we had cash and cash equivalents of $31.3 million, of which $25.1 million was held in accounts that are with third-party financial institutions which exceed the FDIC insurance limits. At June 30, 2013, we had cash and cash equivalents of $47.0 million, of which $40.8 million was held in accounts that are with third-party financial institutions which exceed the FDIC insurance limits.

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
In June 2012, Pacific Coast Cardiology (“PCC”) d/b/a Pacific Coast Imaging, Emanuel Shaoulian, MD, Inc., and Michael M. Radin, MD, Inc. filed a lawsuit in California state court against us and other defendants. The complaint asserts a number of claims related to our decision not to purchase PCC in 2010, and also separately seeks a determination regarding an amount we contend is owed to us by PCC pursuant to a previous contractual arrangement. As of June 30, 2014, we had accrued a $1.2 million liability based on a proposed settlement, which has been accepted by PCC, effectively settling this matter subject to court approval subsequent to June 30, 2014.
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
Plaintiff alleges we disregarded Mississippi Certificate of Need ("CON") rules and regulations by operating without obtaining the appropriate authority, and is seeking in excess of $1.0 million in damages as well as requesting injunctive relief.  In January 2014, the District Court dismissed plaintiff’s complaint on a number of procedural and substantive grounds. The plaintiff has appealed the District Court’s ruling and we will respond accordingly. We have not recorded an expense related to any potential damages in connection with this matter because any potential loss is not probable or reasonably estimable at this time.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
(a) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Alliance. (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on August 14, 2001)

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

10.12*	Form of Executive Severance Agreement. (Filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on May 8, 2014)

Exhibit No.	Description

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

10.23*	Schedule of Executive Officer Compensation. (Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on May 7, 2014).

10.24*	Schedule of Non-Employee Director Compensation. (Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on May 8, 2014).

10.25*
Offer Letter, dated as of May 31, 2012, between Larry C. Buckelew and Alliance HealthCare Services Inc. (Filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on August 7, 2012)

10.26*
Offer Letter, dated as of May 31, 2012, between Michael J. Shea and Alliance HealthCare Services Inc. (Filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on August 7, 2012)

10.27*
Offer Letter, dated as of July 29, 2013, between Percy C. Tomlinson and Alliance HealthCare Services Inc. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on August 2, 2013)

10.28*
Executive Severance Agreement, dated October 1, 2013, between Percy C. Tomlinson and Alliance HealthCare Services, Inc. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on August 2, 2013)

10.29*
Form of Restricted Stock Unit Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries (Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 13, 2014) (1)

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

101
The following materials from Alliance’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (b) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarters and six months ended June 30, 2014 and 2013; (c) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; (d) Consolidated Statements of Changes in Shareholders' Equity (Deficit); and (e) Notes to Consolidated Financial Statements.(1)

_________________

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE HEALTHCARE SERVICES, INC.

August 7, 2014	By:	/s/ PERCY C. TOMLINSON
Percy C. Tomlinson
Chief Executive Officer (Principal Executive Officer)

August 7, 2014	By:	/s/ HOWARD K. AIHARA
Howard K. Aihara
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)