Form 10-K
period 2014-12-31
Alliance HealthCare Services, Inc
filed 2015-03-16
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, based upon the closing price of the Common Stock as reported by The NASDAQ Stock Market, LLC on such date, was $129.1 million.
The number of shares outstanding of Common Stock, $.01 par value, as of March 12, 2015 was 10,748,109 shares.
Documents Incorporated by Reference
The registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2014 is incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
In some cases you can identify these statements by forward-looking words, such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “seek,” “intend” and “continue” or similar words. Forward-looking statements may also use different phrases. Forward-looking statements address, among other things, our future expectations, projections of our future results of operations or of our financial condition and other forward-looking information and include statements related to the Company’s improvement plan, including its efforts to stabilize and grow the Radiology Division, grow the Radiation Oncology Division, and increase organizational efficiency through the Journey to Excellence and Project Phoenix initiative, as well as expected annualized savings.
Statements regarding the following subjects, among others, are forward-looking by their nature:
(a) future legislation and other healthcare regulatory reform actions, and the effect of that legislation and other regulatory actions on our business,
(b) our expectations with respect to future radiology services and radiation oncology volumes and revenues,
(c) the effect of seasonality on our business,
(d) expectations with respect to capital expenditures in 2015,
(e) the effect of recent accounting pronouncements on our results of operations and cash flows or financial position,
(f) our business and strategic plans, including the effect of growth and cost-cutting initiatives,
(g)     our compliance with legal and regulatory requirements,
(h) compliance with our debt covenants,
(i) unrecognized tax benefits and the adequacy of our tax provisions, and
(j) our belief regarding the sufficiency of our cash and cash equivalents to meet our working capital, capital expenditure and other cash needs.
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
General
We are a leading national provider of advanced outpatient diagnostic and radiation therapy services, based upon annual revenue and number of systems deployed. Our principal sources of revenue are derived from providing magnetic resonance imaging (“MRI”) and positron emission tomography/computed tomography (“PET/CT”) services through our Radiology Division and radiation oncology services through our Radiation Oncology Division. Unless the context otherwise requires, the words “we,” “us,” “our,” “Company” or “Alliance” as used in this Annual Report on Form 10-K refers to Alliance HealthCare Services, Inc. and our direct and indirect subsidiaries. We provide radiology and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. We also provide services through fixed-site imaging centers, primarily to hospitals or health systems. Our radiology services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which include only the use of our imaging systems under a short-term contract. We operate our radiation oncology business through our wholly owned subsidiary, Alliance Oncology, LLC, which we sometimes refer to as our Radiation Oncology Division. This division includes a wide range of services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, actual radiation oncology delivery, therapy management and follow-up care. Our services include the use of our linear accelerators or stereotactic radiosurgery systems, therapists to operate those systems, administrative staff, equipment maintenance and upgrades, and management of day-to-day operations.
MRI, PET/CT and radiation oncology services generated 41%, 31% and 21% of our revenue, respectively, for the year ended December 31, 2014 and 42%, 32% and 17% of our revenue, respectively, for the year ended December 31, 2013. Our remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (“CT”), professional radiology services, and management contract revenue. We had 505 diagnostic imaging and radiation oncology systems, including 258 MRI systems (of which 19 are operating leases), 124 PET/CT systems (of which 9 are operating leases), and 48 radiation oncology systems, and served over 1,000 clients in 43 states at December 31, 2014. We operated 117 fixed-site imaging centers (one in an unconsolidated joint venture), which constitute systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups’ offices, parked mobile systems, and free-standing fixed-site imaging centers, which include systems installed in a medical office building, ambulatory surgical center, or other retail space at December 31, 2014. Of the 117 fixed-site imaging centers, 85 were MRI fixed-site imaging centers, 19 were PET/CT fixed-site imaging centers, 13 were other modality fixed-site imaging centers and one was in an unconsolidated joint venture. We also operated 31 radiation oncology centers and stereotactic radiosurgery facilities (including one radiation oncology center as an unconsolidated joint venture) at December 31, 2014.
Revenues from fixed-site imaging centers and radiation oncology centers can be structured as either “wholesale” or “retail” revenues. We generated approximately 80% of our revenues for the years ended December 31, 2013 and 2014 by providing services to hospitals and other healthcare providers, which we refer to as “wholesale” revenues. We typically generate our wholesale revenues from contracts that require our clients to pay us based on the number of scans or treatments we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans or treatments we perform. Wholesale payments are due to us independent of our clients’ receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile imaging services and approximately five to 10 years in length for fixed-site imaging arrangements. Our contracts for radiation oncology services average approximately 10 to 20 years in length. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases its own system. We price our contracts based on the type of system used, the scan or treatment volume, and the number of ancillary services provided. Competitive pressures also affect our pricing.
We generated approximately 20% of our revenues for the years ended December 31, 2014 and 2013 by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as “retail” revenues. We generate our revenue from these sites from direct billings to patients or their third-party payors, including Medicare, and we record this revenue net of contractual discounts and other arrangements for providing services at discounted prices. We typically receive a higher price per scan, or treatment, under retail billing than we do under wholesale billing.
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
Significant 2014 Corporate Events
In March 2014, we entered into an arrangement to be affiliated with The Medical University of South Carolina ("MUSC"), a top academic health science center, to strengthen and expand MUSC’s Hollings Cancer Center as the radiation therapy market leader in Charleston, South Carolina. Through this long-term affiliation, we began work with Hollings Cancer Center and its affiliated physicians to deliver market and operational support, as well as management services for the entire radiation therapy department. This encompasses Hollings’ inpatient, outpatient, and satellite locations where radiation therapy treatments are performed and comprises all current radiation therapy services, including an arrangement to evaluate and expand Hollings’ presence throughout the region. The expansion of MUSC’s Hollings Cancer Center includes multiple new radiation therapy and radiosurgery technologies and equipment, new physics and radiation treatment systems—providing cutting-edge radiation therapy and stereotactic radiosurgery treatment advancements for cancer patients in the South Carolina region.
In May 2014, as part of our strategic RAD360TM vision to help hospitals and healthcare providers optimize their radiology service line, we acquired the assets of Vertical Health Solutions, Inc., doing business as OnPoint Medical Diagnostics, a healthcare IT start-up providing medical imaging quality assurance technologies. The acquisition added to our full-service radiology capabilities, while expanding OnPoint’s existing pool of big data aggregation technology platform. OnPoint is currently implemented in several hospitals and imaging centers in various states, benefiting from more than 250 diagnostic imaging systems that continually send performance data to OnPoint's cloud-based software, which automates the quality control process, allowing hospitals and imaging providers to manage every scanner in their facilities in a fraction of the time required to manually complete the quality control process. OnPoint’s abilities include real-time dashboards, analytics, and results trending that automate the quality control measures required for accreditation by the American College of Radiology. By identifying preventative maintenance opportunities before they impact clinical results and eliminating manual processes and measurements, radiology service providers achieve greater efficiency and control over their equipment, operations, costs, and profitability.
In November 2014, we invested $14.4 million, net of cash received, to acquire 50% controlling equity interest in the formation of a joint venture between Charleston Area Medical Center (CAMC) and Charleston Radiation Therapy Consultants, which will establish a new, state-of-the-art radiation therapy department at the CAMC Cancer Center that will utilize the latest in cancer technologies and treatments. In addition, Alliance Oncology has assumed full operational responsibility for the existing radiation oncology units at multiple locations in the Charleston, West Virginia area.
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
We have relationships with more than 1,000 hospitals and healthcare providers in 43 states throughout the nation. This national footprint enabled us to leverage our position as a trusted partner to healthcare providers to expand our services beyond radiology and into radiation oncology, transforming us into a more complete outsourced service partner to our clients.
A leading national provider of shared-service and fixed-site MRI and PET/CT services
We are a leading national provider of shared-service and fixed-site MRI and PET/CT services, based on annual revenue and number of diagnostic imaging systems deployed. As of December 31, 2014, we had 258 MRI systems and 124 PET/CT systems in operation. Our size allows us to achieve operating, sourcing and administrative efficiencies, including (i) the ability to maximize utilization through efficient deployment of our mobile systems and (ii) equipment and medical supply sourcing savings and favorable maintenance contracts from equipment manufacturers and other suppliers.
Exclusive, long-term contracts with a diverse client base
We primarily generate revenues from exclusive, long-term contracts with hospitals and other healthcare providers. These contracts average approximately three years in length for mobile services, approximately five to 10 years in length for fixed-site arrangements and approximately 10 to 20 years in length for radiation oncology contracts. During the year ended December 31, 2014, no single client accounted for more than 3% of our revenue.
Reduced reimbursement risk
For the year ended December 31, 2014, we generated approximately 80% of our revenues by billing hospitals and other healthcare providers rather than billing patients or other third-party payors directly. These payments are due to us regardless of the clients’ receipt of payment from patients or reimbursement from third-party payors, including commercial payors, Medicare and Medicaid. Importantly, this contrasts with the vast majority of other diagnostic imaging and radiation oncology providers, who typically collect directly from patients and third-party payors and are therefore directly exposed to reimbursement cuts and higher experiences of bad debt. Our wholesale model reduces our exposure to patient bad debt, as evidenced by our bad debt expense of only 0.6% of revenues for the year ended December 31, 2014. Further, our short-term exposure to Medicare reimbursement cuts is limited because we received only approximately 4% of our imaging revenues directly from Medicare for the year ended December 31, 2014.
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
Our Services
We provide our outsourced imaging services, as of December 31, 2014, on the following bases:

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

•
Interim and Rental Services. We offered 14% of our systems to clients on an unstaffed basis. These systems are located in mobile trailers that we transport to our clients’ locations. These clients may be unable to maintain the extra capacity to accommodate periods of peak demand for imaging services or may require temporary assistance until they can develop permanent imaging service centers at or near their facilities. Generally, we do not provide technologists to operate our systems in these arrangements.

We offer all of our radiation oncology services on a full-time, long-term basis.
Our Strategy
We are committed to executing on the three critical elements to drive our long-term growth. The three critical elements that we have defined to drive Alliance's continued success are:

•
to increase the competitive intensity within our core mobile and supplemental radiology service while transforming our radiology business into the outsource partner of choice for hospitals and health systems looking to optimize their radiology service line through the Rad360TM program

•	accelerate the growth in radiation oncology services by investing in business development resources

•	build upon our launch of a new interventional services division, with a particular focus on interventional pain management

•	to drive a performance based culture, enabling us to deliver efficient, low cost solutions to our customers and capture market share through effective sales and marketing programs.

Increase the competitive intensity within our core mobile and supplemental radiology service while transforming our radiology solutions through the Rad360TM program
Our Radiology Division has proactively defined and developed a plan to grow radiology services, which we will execute on through further development and refinement of our value proposition, or Alliance Rad 360TM.
We believe we are a leading partner to hospitals for the services we provide. Our traditional core model is well received and has a proven track record of success. Alliance is building on the success of this model by creating a comprehensive suite of capabilities in operating inpatient and outpatient radiology services that we believe will make us indispensable to our customers, and open our opportunities to encompass the entire radiology services market. To that end, Alliance Imaging has transitioned to become Alliance Radiology, which better describes our ability to be a complete radiology services outsource provider. We will continue to offer the traditional services for which Alliance is well known, however, our expanded offerings are being designed to maximize the profitability of the radiology service line for our hospital customers. We intend to help augment the performance of radiology departments by offering expert consulting and value-added services such as- strategy and analytics, demand generation, market intelligence, staff recruiting and training, understanding referral patterns, exam appropriateness and diagnostic quality, as well as best-in-class operational excellence initiatives and efficiencies.
In order to best understand our customer specific needs, we undertook extensive market and customer segmentation work, which we have used to tailor the value proposition to different types, or segments, of hospital customers. Additionally, we are strategically forming relationships and aligning ourselves with hospital systems that are positioned for long-term success in the industry, including system-wide relationships, to augment our portfolio of regional and community-based providers. We believe that our Alliance RAD360TM strategy will allow us to grow with these hospitals operators, providing a 360 degree view of Radiology Services and the expertise to diagnose, plan, execute, measure and deliver improvement. We have also expanded our business model to include focus on joint ventures, multi-modality centers and operating full radiology departments.
To support the growth of radiology services, we have divided the sales and business development function into three teams with an executive leading each team. The first team is focused on driving new, high-quality sales opportunities within our radiology business more quickly, the second team is dedicated to improving contract renewals and expanding services with existing customers, and the third team is focused on driving growth through the RAD360TM specific strategic initiatives. Some of our sales initiatives include assessing talent and staffing levels, new training programs and next-generation sales force management program development, which includes defining new sales and renewals processes, metrics and redesigned reporting. We are focused on continuing to improve sales management and sales support infrastructure to increase the pace of new business and retain current customers through renewals. We believe a strengthened sales force will enable us to further diversify our business, pursue growth in low market share territories and focus on converting mature mobile customers to fixed-sites. We believe that the ability of our sales force to effectively cross-sell our radiology and radiation oncology services will provide us with future growth and margin enhancement.
Finally, in conjunction with our refined sales and business development strategy, we have launched a process to revamp our core marketing processes. This initiative includes new training programs for our account executives, identifying core metrics and dashboards to be monitored against, developing territory plans and implementing a national marketing program, which includes new messaging, collateral and content management. Additionally, we are refocusing the Radiology Division's marketing footprint by identifying locations with high probability for success given macro factors, contractual factors and renewal priorities.

Accelerate the growth in radiation oncology services by investing in business development resources
Radiation oncology is an established, growing form of treatment that has exhibited strong operating margins and a strong return on investment for us to date. Radiation oncology represents a significant opportunity for us, as we believe PET/CT technology is increasingly used for the early detection of cancer and approximately 50-60% of new cancer cases are treated with radiation oncology each year. Our Radiation Oncology Division has grown significantly over the past few years through both de-novo development and strategic acquisitions. For example, through the acquisition of US Radiosurgery in 2011, we added eight stereotactic radiosurgery facilities and during 2012 we opened three de-novo SRS facilities. In 2014, we partnered with Hollings Cancer Center of the Medical University of South Carolina, which encompasses Hollings’ inpatient, outpatient, and satellite locations where radiation therapy treatments are performed and comprises all current radiation therapy services, including future expansion of Hollings’ presence throughout the region. Also in 2014, we partnered with Charleston Area Medical Center, which sees more patients than any other cancer center in the state. As of December 31, 2014, we operated 31 radiation oncology centers (one in an unconsolidated joint venture), including 18 in dedicated SRS facilities.
We plan to continue to grow and expand our Radiation Oncology Division by fully integrating our spectrum of care offerings, with an emphasis on becoming a fully-integrated oncology partner and driving industry-leading volume growth. The Radiation Therapy market is poised for continued growth as the population ages, and as better technology and improved care coordination provides an enhanced patient experience. Further, a publicly issued market survey of radiation therapy providers noted that approximately one-third of U.S. Healthcare facilities plan to acquire or replace radiation therapy equipment over the next three years, and Alliance Oncology will capitalize on this opportunity to partner with hospitals. We intend to find the best solution to address customer needs and become indispensable to our customers, with an emphasis on opportunities in the SRS segment. Hospitals partner with AO in order to deliver leading operational performance, shift capital risk, develop strategic marketing plans to capture patient volumes, create capacity to add cutting-edge technology to provide optimal treatment options for patients, increase ancillary hospital services and to take advantage of our reputation for clinical excellence. Relative to our sales strategy, we are creating metrics and pricing tools, and performing extensive market assessments to drive appropriate investment decisions. Lastly, we are aligning the incentive plans of our business development team to growth initiatives that exhibit stronger returns on capital, as well as assessing appropriate support levels needed to drive the sales strategy.
In pursuit of our company-wide initiative to monitor performance of existing customers and centers more effectively, in 2012 we undertook a performance assessment of our Radiation Oncology Division, including its existing facilities and partnerships. As a result of this analysis, we developed specific action plans for each center based on the review. Action plans included initiatives to focus on driving volume growth and increased marketing efforts. Additionally, we created specific action plans for improvement or divestiture for under-performing sites with targeted dates of completion. We implemented these action plans effectively, and sold or closed 11 of our radiation oncology centers during 2012 and the beginning of 2013. We continue to be focused on driving volume growth and efficiency plans at our existing centers.
Drive a Performance Based Culture, enabling us to deliver efficient, low cost solutions to our customers and capture market share through effective sales and marketing programs
We have executed on a company-wide transformation project to take advantage of organizational efficiencies across the entire organization, and have now developed a culture of performance improvement related to efficiency and cost management, which we call “Driving a Performance Based Culture.” These efforts have improved efficiency and quality of service while reducing costs and maximizing the internal and external customer service levels we provide. This cultural discipline stretches across the Radiology and Radiation Oncology clinical service lines as well as other areas of the organization, including sales, business development and the corporate support functions, by establishing a framework for company-wide excellence. During 2012 and 2013 we achieved over $40 million in total savings company-wide by executing on cost efficiency initiatives in our services lines and corporate functions.
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
In 2014 we significantly expanded our Business Development team to more accurately convey the depth and breadth of our radiology expertise in providing full, end-to-end radiology services and business/operational lifecycle solution designed to improve the financial and competitive position of a hospital’s radiology service line and outpatient imaging centers while creating a better patient experience. which now includes Alliance RAD360™.
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
Wholesale payments under our contracts are due to us independent of our clients’ receipt of retail reimbursement from third-party payors. We generated approximately 80% of our revenues for the year ended December 31, 2014 by providing these services to hospitals and other healthcare providers. To a lesser extent, we generate our revenues from direct billings to patients or their medical payors. We generated approximately 20% of our revenues for the year ended December 31, 2014 by providing services directly to patients or their medical payors. We typically reserve the right to reduce a client’s number of service days or terminate an unprofitable contract.
Systems

As of December 31, 2014, we had 457 diagnostic imaging and 48 radiation oncology systems, substantially all of which we own. Our diagnostic imaging division utilizes 258 MRI systems, 124 PET/CT systems, 27 CT systems, 13 ultrasound systems and 35 other imaging systems. Our radiation oncology division utilizes 18 SRS systems, 19 LINAC, 7 CT systems and 2 other oncology systems. We operated 117 fixed-site imaging centers (one in an unconsolidated joint venture), which are classified into three categories. The first category is hospital-based fixed-site imaging centers, which includes systems installed in hospitals or other buildings on hospital campuses, including modular buildings. The second category is physician-based fixed-site imaging centers, which includes systems installed inside medical groups’ offices, most of which are owned by hospitals. The third category is free-standing fixed-site imaging centers, which includes systems installed in a medical office building, ambulatory surgical center, or other retail space. Of the consolidated fixed-site imaging centers, 82 were hospital-based fixed-site imaging centers, 28 were physician-based fixed-site imaging centers, and 7 were free-standing fixed-site imaging centers. Of the 117 fixed-site imaging centers we operated at December 31, 2014, 85 were MRI fixed-site imaging centers, 19 were PET/CT fixed-site imaging centers, and thirteen were other modality fixed-site imaging centers. We have made significant investments in our systems in an effort to ensure that we maintain the newest, most advanced imaging systems that meet our clients’ needs. Moreover, because we can upgrade most of our current MRI and PET/CT systems, we believe we have reduced the potential for technological obsolescence. We also operated 31 radiation oncology centers and stereotactic radiosurgery facilities (including one radiation oncology center in an unconsolidated joint venture) at December 31, 2014.
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
Regional Structure / Segments
We divide our imaging operations into east and west geographic regions. None of our revenues for the years ended December 31, 2014, 2013 and 2012 were derived from business outside the United States. We believe we will continue to benefit from our regional managers’ direct contact with and knowledge of the markets we serve, which allows us to address the specific needs of each local operating environment. Each region continues to market, manage and staff the operation of its imaging systems and is run as a separate profit center responsible for its own revenues, expenses and overhead. To complement this regional arrangement, we continue to have standardized contracts, operating policies and other procedures that we implement nationwide in an effort to ensure quality, consistency and efficiency across all regions. We run radiation oncology as a separate profit center responsible for its own revenues, expenses and overhead, and we manage it on a national basis. For the purposes of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” we have two reportable segments, Radiology and Radiation Oncology, based on similar economic and other characteristics. See Note 17 of the Notes to the Consolidated Financial Statements for financial information about our segments.
System Management and Maintenance
We actively manage deployment of our imaging systems to increase their utilization through the coordinated transportation of our mobile systems using 144 power units, which are large trucks that pull the trailers, or coaches, that house and transport our mobile systems. We examine client requirements, route patterns, travel times, fuel costs and system availability in our deployment process. We currently schedule our shared-service MRI and PET/CT systems for as little as one-half day and up to seven days per week at any particular client, with an average usage of 1.5 days per week per client. Drivers typically move the systems at night and activate them upon arrival at each client location so that the systems are operational when our technologists arrive.
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
Sales and Marketing
As of December 31, 2014, our national sales and business development force and sales support staff consisted of 39 members. These team members consult with new hospital clients and support our current customers to continue our current relationship and help identify new opportunities to expand their business with us. The sales force is organized nationally under leadership in each of the Radiology and Radiation Oncology Divisions. The Radiology Division is under the oversight of three executives, one who focuses on driving new sales, one who leads the initiative to expand our current relationships and one who focuses on certain strategic initiatives. The Radiation Oncology Division is under the oversight of the division president and one other executive. Some of our executive officers and other senior vice presidents also spend a portion of their time participating in contract negotiations. As of December 31, 2014, we also had an executive leading the market organization, with 45 marketing representatives who are focused on increasing the number of patients scanned or treated on our systems by educating physicians and radiation oncologists about our new imaging and radiation oncology applications and service capabilities and also by capturing additional market share.
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
We are, and expect to continue to be, subject to competition in our targeted markets from businesses offering diagnostic imaging and radiation oncology services, including existing and developing technologies. Many companies are engaged in the shared-service and fixed-site imaging market, including two national competitors and many smaller regional competitors. These competitors include RadNet, Inc., Center for Diagnostic Imaging (which purchased InSight Health Services Corp. in 2012), Diagnostic Imaging Group, American Radiology Services and several smaller regional competitors, including Medquest, Inc., Shared Medical Services, Kings Medical Company Inc. and DMS Health Group. We also face numerous competitors in the radiation oncology market, including Radiation Therapy Services, Inc., Vantage Oncology, Inc., US Oncology, Inc. (a subsidiary of McKesson Corporation since December 30, 2010) and many other smaller regional competitors. While we believe that we had a greater number of diagnostic imaging systems in operation and also had greater revenue from diagnostic imaging services during the year ended December 31, 2014 than our principal competitors, some of our competitors may, in either the diagnostic imaging or radiation oncology businesses, now or in the future have access to greater resources than we do.
In addition to direct competition from other imaging and radiation oncology providers, we compete with independent imaging centers and referring physicians with diagnostic imaging systems in their own offices, as well as with original equipment manufacturers ("OEMs") that aggressively sell or lease imaging systems to healthcare providers for full-time installation. In recent years, we have seen an increase in direct sales by OEMs of systems to some of our clients. OEMs typically target our higher scan volume clients. These sales efforts by OEMs have resulted in an overcapacity of systems in the marketplace, especially for medical groups that add imaging capacity within their practice settings. This situation has caused an increase in the number of our higher scan volume clients deciding not to renew their contracts. We typically replace these higher volume scan clients with lower volume clients. Our MRI revenues decreased during the year ended December 31, 2014 compared to 2013, primarily as a result of pricing pressures. We believe that MRI revenues will continue to decline in future years.
In all of our businesses, we may also experience greater competition in states that currently have certificate-of-need (“CON”) laws if those laws are repealed, thereby reducing barriers to entry in those states.
Employees
As of December 31, 2014, we had 1,582 employees, of whom 1,358 were trained diagnostic imaging technologists, therapists, patient coordinators, other clinical and technical support staff or drivers. In addition, we use independent contractor drivers for some long-haul and rural routes. We believe we have good relationships with our employees.
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
Health Insurance Portability and Accountability Act of 1996
In addition to creating the new federal statutes discussed above, HIPAA, as amended by the HITECH Act and updated by the January 2013 Omnibus Rule, also establishes uniform standards governing the conduct of certain electronic health care transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by certain covered entities, including health care providers, health plans and health care clearinghouses. HITECH and the Omnibus Final Rule significantly expanded HIPAA's privacy and security requirements. Among other things, HITECH and the Omnibus Final Rule make HIPAA's privacy and security standards directly applicable to "business associates," which are independent contractors or agents of covered entities that create, receive, maintain, or transmit PHI in connection with providing a service for or on behalf of a covered entity. As a covered entity, we must comply with the Standards for Privacy of Individually Identifiable Health Information, which restrict our use and disclosure of certain individually identifiable health information. We have been required to comply with the Privacy Standards since April 14, 2003. We must also comply with the Standards for Electronic Transactions, which establish standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures. We have been required to comply with these standards since October 16, 2003. We must also comply with the Security Standards, which require us to implement security measures to protect the security and integrity of certain electronic health information. We have been required to comply with these standards since April 21, 2005. One other standard relevant to our use of medical information has been promulgated under HIPAA. CMS has published a final rule, which required us to adopt Unique Health Identifiers for use in filing and processing health care claims and other transactions by May 23, 2007. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package signed into law on February 17, 2009, included the HITECH Act, which dramatically expanded, among other things, (1) the scope of HIPAA to apply directly to “business associates,” or independent contractors who receive or obtain protected health information (“PHI”) in connection with providing a service to the covered entity, (2) substantive security and privacy obligations, including new federal security breach notification requirements to affected individuals and DHHS and potentially media outlets, of breaches of unsecured PHI, (3) restrictions on marketing communications and a prohibition on covered entities or business associates from receiving remuneration in exchange for PHI, and (4) the civil and criminal penalties that may be imposed for HIPAA violations, increasing the annual cap in penalties from $25,000 to $1.5 million per year. We believe that we are in compliance with all of the applicable HIPAA and HITECH standards, rules and regulations. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.
In addition to federal regulations issued under HIPAA, some states have enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA, including the laws of the state of California. In those cases it may be necessary to modify our operations and procedures to comply with the more stringent state laws, which may entail significant and costly changes for us. Similarly, it is possible that private plaintiffs may bring state tort law claims alleging that HIPAA establishes the standard for duty of care. We believe that we are in compliance with such state laws and regulations. However, if we fail to comply with applicable state laws and regulations, we could be subject to additional sanctions.
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
Certificate-of-Need Laws
In some states, a CON or similar regulatory approval is required before the acquisition of high-cost capital items, including diagnostic imaging or radiation oncology systems or provision of diagnostic imaging or radiation oncology services by us or our clients. CON regulations may limit or preclude us from providing diagnostic imaging or radiation oncology services or systems. Revenue from states with CON regulations represented a substantial portion of our total revenue for the year ended December 31, 2014.
CON laws were enacted to contain rising healthcare costs, prevent the unnecessary duplication of health resources, and increase patient access for health services. In practice, CON laws have prevented hospitals and other providers who have been unable to obtain a CON from acquiring new machines or offering new services. Our current contracts will remain in effect even if the CON states in which we operate modify their programs. However, a significant increase in the number of states regulating our business through CON or similar programs could adversely affect us. Conversely, repeal of existing CON regulations or defunding of CON programs in jurisdictions where we have obtained a CON, or CON exemption, also could adversely affect us by allowing competitors to enter our markets. CON laws are the subject of continuing legislative activity.
Reimbursement
We derive most of our revenues directly from healthcare providers, primarily from acute care hospitals, with whom we contract to provide services to their patients. We generated approximately 80% of our revenues for the year ended December 31, 2014, by providing services to hospitals and other healthcare providers. Some of our revenues come from third-party payors, including government programs such as the Medicare and Medicaid programs, that we bill directly. In the year ended December 31, 2014, we derived 20% of our revenues from direct billings to patients and their third-party payors. Services for which we submit direct billings for Medicare and Medicaid patients are paid on a fee schedule basis, and patients are responsible for deductibles and coinsurance.
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
For 2014, CMS estimated that the statutory formula would result in a 20.1% reduction in physician payment rates if Congress failed to intervene. On December 26, 2013, President Obama signed into law the Bipartisan Budget Act of 2013 (“2013 Budget Act”), which replaced the payment reduction scheduled to take effect on January 1, 2014, with a 0.5% increase in physician payment rates for the period beginning January 1, 2014, and ending on March 31, 2014. On April 1, 2014, the physician payment rates enacted under the 2013 Budget Act were extended through December 31, 2014, and a zero percent update from 2014 payment rates was enacted for the period beginning January 1, 2014 and ending on March 31, 2015, under the Protecting Access to Medicare Act of 2014 (“PAMA”). There also have been a number of legislative initiatives to develop a permanent revision to the statutory formula. If Congress fails to extend the existing rates beyond the current March 31, 2015 deadline, CMS estimates that the statutory formula will result in a 21.2% reduction to physician payment rates. The failure by Congress to intervene with another extension or otherwise revise the statutory formula for future years to prevent substantial reductions to physician payment levels will adversely affect our revenues and results of operations.
Also with respect to our retail business, for services furnished on or after July 1, 2010, CMS began implementing a 50% reduction in reimbursement for multiple images on contiguous body parts, as mandated by the PPACA. Beginning January 1, 2011, CMS applied the same reduction to certain CT and CT angiography, MRI and MR angiography, and ultrasound services furnished to the same patient in the same session, regardless of the imaging modality, and not limited to contiguous body areas. CMS projected that this expanded policy would reduce payment for 20% more services than the prior multiple procedure payment reduction policy, and would primarily reduce payments for radiology services and to freestanding diagnostic imaging centers, such as our retail business. For 2012, CMS extended this policy to the physician reviews of these imaging services by implementing a 25% multiple procedure reduction to the professional payments to the specialties of radiology and interventional radiology. In addition, beginning in 2013, CMS expanded the 25% multiple-procedure reduction policy to certain other nuclear medicine and cardiovascular diagnostic procedures. To date, these multiple procedure payment reductions have not had a material effect on our retail revenues, and at this time, we do not believe that these multiple procedure payment reductions will have a material effect on our future retail revenues.
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
In the Physician Fee Schedule for 2014, CMS made additional revisions to the formula it uses to account for physician time and practice expenses when calculating updates to the Physician Fee Schedule. CMS's revisions include changes to the Medicare Economic Index formula, which have the effect of redistributing some practice expense payment to the physician time component. This policy change, combined with the 90% usage rate assumption described above and various other adjustments for the 2014 Physician Fee Schedule, are projected to result in an aggregate payment increase of 1% in radiation oncology, no change to payments for nuclear medicine, and aggregate payment reductions of 2% in radiology, 11% for suppliers providing the technical component of diagnostic tests, and 1% for radiation therapy centers. In the Physician Fee Schedule for 2015, CMS adopted changes to payment policies that are projected to result in an aggregate payment increase of 1% for radiation therapy centers; no aggregate payment change for providers of nuclear medicine and radiation oncology; an aggregate payment reduction of 1% in radiology; and an aggregate payment reduction of 2% for suppliers providing the technical component of diagnostic tests. In addition, for 2015, the American Medical Association (“AMA”) updated, revised, and deleted certain procedure codes related to radiation oncology that will change how radiation therapy services are reported and billed. CMS declined to adopt the new and revised codes in 2015, but it plans to address the codes and related changes to reimbursement for radiation oncology services in the proposed 2016 Physician Fee Schedule. The use by Medicare and other payors of new and revised radiation oncology codes could result in payment reductions for these services. At this time, we do not believe that the final 2014 or 2015 regulatory changes will have a material effect on our future retail revenues.
In addition to annual updates to the Physician Fee Schedule, as indicated above, CMS also publishes regulatory changes to the hospital outpatient prospective payment system (“HOPPS”) on an annual basis. These payments are bundled amounts received by our hospital clients for hospital outpatient services related to MRI scans, PET/CT scans and SRS treatments. Recent adjustments to the HOPPS payments for these procedures have not had a material adverse effect on our revenue and earnings in 2011, 2012, 2013 or 2014.
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
Over the past few years, the growth rate of MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, additional patient-related cost-sharing programs and an increasing trend of third-party payors intensifying their utilization management efforts, for example, through benefit managers who require prior authorizations to control the growth rate of imaging services generally. We expect that these trends will continue. One recent initiative to potentially reduce utilization of certain imaging services is the Medicare Imaging Demonstration ("MID"), which was a two-year demonstration project designed to collect data regarding physician use of advanced diagnostic imaging services. This information would be used to determine the appropriateness of services by developing medical specialty guidelines for advanced imaging procedures within three designated modalities (MRI, CT and nuclear medicine). On February 2, 2011, CMS announced that it selected five participants for the demonstration project. The data collection portion of the demonstration concluded on April 1, 2012, and the 18-month intervention portion of the demonstration then went into effect, during which time the appropriateness of a physician's order for diagnostic imaging services was considered at the time the order was entered into the decision support systems being tested. The MID concluded on September 30, 2013, and a report to Congress summarizing the results of the demonstration was published in April 2014. The report compared the appropriateness of orders by physicians during the baseline period and during the demonstration, and found that greater use of the decision support system (“DSS”) did not have a material effect on the likelihood of appropriately ordering advanced diagnostic imaging, nor a substantial impact on the volume of advanced imaging utilization. The report did not recommend expanding the use of appropriateness criteria for advanced imaging to a broader Medicare population at this time.
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
We cannot predict the full impact of the PPACA and other recent and future legislative enactments on our business. The reform law substantially changed the way health care is financed by both governmental and private insurers. Although certain provisions may negatively affect payment rates for certain imaging services, the PPACA also extended coverage to an estimated 26 million previously uninsured people, which may result in an increase in the demand for our services. Other legislative changes have been proposed and adopted since the PPACA was enacted, which also may impact our business. On August 2, 2011, the President signed into law the Budget Control Act of 2011 (“BCA”), which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reduction to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which were scheduled to go into effect on January 2, 2013. The enactment of the ATRA delayed the imposition of the automatic cuts until March 1, 2013. On March 1, 2013, the President signed an executive order implementing the automatic budget reductions. Pursuant to that order, payments to Medicare providers for services furnished on or after April 1, 2013 were reduced by 2%. The impact to our revenue related to this 2% reduction was approximately $0.4 million in 2014 and is anticipated to be $0.4 million in 2015. The 2013 Budget Act extended the 2% reduction in payments to Medicare providers by another two years (through 2023), and subsequent legislation extended the cuts through 2024. Unless Congress acts to repeal or revise the automatic budget cuts enacted by the BCA, this payment reduction will continue. The PAMA also included a new quality incentive payment policy that, beginning January 1, 2016, will reduce Medicare payments for certain CT services paid under the Physician Fee Schedule or HOPPS that are furnished using equipment that does not meet certain dose optimization and management standards. The full effect of the PPACA, BCA, ATRA and PAMA on our business is uncertain, and it is not clear whether other legislative changes will be adopted or how those changes would affect the demand for our services.
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
Executive Officers of the Registrant
Set forth below is information regarding our executive officers, including their principal occupations for the past five years and their ages as of March 12, 2015. There are no family relationships between any of our executive officers and any other executive officer or board member. Our board of directors elects our executive officers, who serve at the discretion of our board of directors.

Name	Age	Present Position
Percy C. Tomlinson	53	Chief Executive Officer
Howard K. Aihara	51	Executive Vice President and Chief Financial Officer
Richard W. Johns	57	Executive Vice President, General Counsel and Secretary
Richard A. Jones	51	President, Alliance Radiology
Gregory E. Spurlock	53	President, Alliance Oncology

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

Richard A. Jones was appointed to Executive Vice President of the Radiology Division in August 2011 and was promoted to President of the Radiology Division in June 2012. He has been with Alliance since 1996, originally serving as Regional Operations Manager, then Vice President of Business Development, then Vice President of Operations for the North zone, then Senior Vice President of the North zone, and then as Senior Vice President of Operations. Before joining Alliance, Mr. Jones held a number of leadership roles in hospitals and the commercial healthcare sector.
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
We derived approximately 20% of our 2014 revenues from direct billings to patients and third-party payors such as Medicare, Medicaid or private health insurance companies. Changes in the rates or methods of reimbursement for the services we provide could have a significant negative effect on those revenues. Moreover, our healthcare provider clients on whom we depend for the majority of our revenues generally rely on reimbursement from third-party payors. If we or our clients receive decreased reimbursements as a result of various governmental efforts to reduce healthcare costs as described in detail in Item 1, Business-Regulation and Reimbursement, these decreases could result in a reduced demand for our services or downward pricing pressures, which could have a material adverse effect on our results of operation and financial position.
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
A number of states in which we operate have adopted a form of anti-kickback law and/or Stark Law. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. A determination of liability under the laws described in this risk factor could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.
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
Some states require a CON or similar regulatory approval prior to the acquisition of high-cost capital items, including diagnostic imaging and radiation oncology systems or provision of diagnostic imaging and radiation therapy services by us or our clients. A majority of the 43 states in which we operate require a CON, and more states may adopt similar licensure frameworks in the future. In many cases, a limited number of these certificates are available in a given state. If we are unable to obtain the applicable certificate or approval or additional certificates or approvals necessary to expand our operations, these regulations may limit or preclude our operations in the relevant jurisdictions.
Conversely, states in which we have obtained a CON may repeal existing CON regulations or liberalize exemptions from the regulations. The repeal of CON regulations or defunding of CON programs in states in which we have obtained a CON or CON exemption would lower barriers to entry for competition in those states and could adversely affect our business.
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
Recent healthcare reform laws, in particular the Patient Protection and Affordable Care Act ("PPACA"), substantially changed the way health care is financed by both governmental and private insurers. For example, certain provisions may negatively affect payment rates for some imaging and radiation oncology services. A number of states have opted out of participation in the PPACA, which reduces the number of previously uninsured people who can participate in the program. Other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the President signed into law the BCA, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reduction to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. The enactment of the ATRA of 2012 on January 2, 2013, delayed the imposition of these automatic cuts until March 1, 2013. On March 1, 2013, the President signed an executive order implementing the automatic reductions. Pursuant to that order, payments to Medicare providers for services furnished on or after April 1, 2013 were reduced by 2%. The impact to our revenue related to this 2% reduction was approximately $0.4 million in 2014 and is anticipated to be $0.4 million in 2015. The 2013 Budget Act extended the 2% reduction in payments to Medicare providers by another two years (through 2023), and subsequent legislation extended the cuts through 2024. Unless Congress acts to repeal or revise the automatic budget cuts enacted by the BCA, this payment reduction will continue. The PAMA also included a new quality incentive payment policy that, beginning January 1, 2016, will reduce Medicare payments for certain CT services paid under the Physician Fee Schedule or HOPPS that are furnished using equipment that does not meet certain dose optimization and management standards. The full effect of the PPACA, BCA, ATRA and PAMA on our business is uncertain, and it is not clear whether other legislative changes will be adopted or how those changes would affect the demand for our services.
Other Risks Related to Our Business
Our MRI and PET/CT scan volumes were lower in 2014 than in 2013, and a continued decline in the volumes could have a material adverse effect on the demand for our services and/or our future revenues.
We believe the reductions we experienced in our 2014 MRI and PET/CT scan volumes resulted from lower authorization rates by insurance carriers for our diagnostic imaging services, as well as sustained unemployment rates, the number of under-

insured or uninsured patients, the reported decline in physician office visits, hospitals adding imaging services directly to enhance hospital profitability and other conditions arising from the global economic conditions described below. We believe that demand for MRI and PET/CT scans from our shared-service operations will continue to decline in future periods as a result of these factors. If we are unable to arrest and reverse these declines, our financial performance and condition will suffer.
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
When our clients' contracts with us expire, those clients may cease using our imaging services and purchase or lease their own imaging systems or use our competitors' imaging systems. During the year ended December 31, 2014, we continued to experience a rate of contract terminations similar to 2013 levels partially due to stepped up efforts to renew existing contracts and due to the ability of some of our clients to exercise early termination clauses and otherwise discontinue service before maturity. Additionally, marketing, sales and attractive financing alternatives offered by OEMs to our clients may impact our ability to renew or maintain client contracts in 2014 and beyond. As a result of these and other factors, our MRI and PET/CT revenues for 2014 declined compared to 2013 levels. If our clients do not renew or maintain their contracts as we expect, our business will suffer. It is not always possible to obtain replacement clients quickly. Historically, many replacement clients have been smaller facilities that have a lower number of scans and generate less revenue than the clients we lost. We also run the risk of being unable to renew or maintain our client contracts in our Radiation Oncology Division.
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
Our corporate headquarters is located in California and we currently operate in various geographic regions across 43 states. Consequently, we are subject to varying risks for natural disaster, including draught, hurricanes, blizzards, floods, earthquakes and tornados. Depending on its severity, a natural disaster could damage our facilities and systems or prevent potential patients from traveling to our centers. Damage to our equipment or any interruption in our business would adversely affect our financial condition and could result in the loss of the capital invested in the damaged facilities or systems or anticipated future cash flows from those facilities or systems.
Adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit markets could adversely affect our operating results, financial condition or liquidity.
We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. Global market and economic conditions continue to be very challenging with tight credit conditions and slow or negative economic growth in most major economies generally expected to continue in 2014 and possibly beyond. These conditions, combined with volatile oil prices, declining business and consumer confidence, increased unemployment, increased tax rates and governmental budget deficits and debt levels have contributed to volatility of unprecedented levels in our business. We believe our MRI and PET/CT scan volumes were reduced during 2014 due to an increase in the number of under-insured or uninsured patients, the reported decline in physician office visits, hospitals adding imaging services to enhance hospital profitability and other conditions arising from the global economic conditions described above. We cannot quantify the effect these conditions might have on our future revenues or business, although we believe that MRI scans will continue to decline in 2015. If we are unable to arrest and reverse these declines, our financial performance and condition will suffer.
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
Some of our healthcare provider clients do not have significant financial resources, liquidity or access to capital. If these clients experience financial difficulties, they may be unable to pay us for the services that we provide. We have experienced, and expect to continue to experience, write-offs of accounts receivable from healthcare provider clients that become insolvent, file for bankruptcy or are otherwise unable to pay amounts owed to us. A significant deterioration in general or local economic conditions could have a material adverse effect on the financial health of some of our healthcare provider clients. As a result, we may have to increase the amounts of accounts receivable that we write-off, which would adversely affect our financial condition and results of operations.
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
Our senior management team has extensive experience in our industry. We believe that they are instrumental in guiding our business, instituting valuable performance and quality monitoring, and driving innovation. Accordingly, our future performance is substantially dependent upon the services of our senior management team and our ability to attract talented executives as and when needed. In particular, we depend upon Tom Tomlinson, our Chief Executive Officer, and Division Presidents, for their skills, experience, and knowledge of our company and industry contacts. We do not have key employee insurance policies covering any of our management team. The loss of Mr. Tomlinson and divisional leadership, or other members of our management team could have a material adverse effect on our business, results of operations or financial condition.
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
Fuel costs constitute a significant portion of our mobile operating expenses, through diesel fuel for our tractor fleet and mileage reimbursement for our team members. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and supply and demand. Fuel availability is also affected by demand for home heating oil, diesel, gasoline and other petroleum products, as well as overall economic conditions. Because of the effect of these events on the price and availability of fuel, we cannot predict the cost and future availability of fuel with any degree of certainty. In the event of a fuel supply shortage or further increases in fuel prices, we might be forced to curtail our scheduled mobile services. Sustained high fuel costs will harm our financial condition and results of operations.
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

As of December 31, 2014, funds managed by Oaktree Capital Management, LLC and MTS Health Investors, LLC (collectively, the “Investor Parties”) beneficially owned approximately 50.7% of our outstanding shares of common stock. So long as they beneficially own at least 35% of our outstanding shares of common stock, the Investor Parties will have the right to designate three of the members of our board of directors. As a result of their ownership of our common stock and their right to designate three directors, the Investor Parties have the ability to exert significant influence on our management and operations, as well as control the outcome of matters requiring stockholder approval, including approving mergers, consolidations or sales of all or substantially all of our assets, election of directors and advisory votes, including advisory votes related to our executive pay practices and appointment of independent registered auditors. This concentration of ownership and voting power may have the effect of delaying or preventing a merger, consolidation, sale of assets or other similar transaction that involves a third party.
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
The trading price of our common stock has fluctuated significantly in the past. During the period from January 1, 2012 through December 31, 2014, the trading price of our common stock fluctuated from a high of $34.15 per share to a low of $3.65 per share. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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
We are highly leveraged. As of December 31, 2014, we had $507.3 million of outstanding debt, excluding letters of credit, and approximately $43.5 million was available for borrowing under our revolving credit facility. Our substantial debt could have important consequences for our stockholders. For example, it requires us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and acquisitions and for other general corporate purposes. In addition, our debt could:

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
In addition, the credit agreement also contains a leverage ratio covenant requiring the Company to maintain a maximum total debt to consolidated adjusted EBITDA expense that ranges from 4.95 to 1.00 to 4.30 to 1.00. For the period ended December 31, 2014, the Credit Agreement requires a maximum leverage ratio of not more than 4.90 to 1.00, decreasing to 4.85 to 1.00 for the period ended March 31, 2015, 4.80 to 1.00 for the period ended June 30, 2015, 4.75 to 1.00 for the period ended September 30, 2015, and 4.55 to 1.00 for the period ended December 31, 2015.
.
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
Our property and equipment, which make up a significant portion of our tangible assets, had a net book value of $149.3 million as of December 31, 2014 and $169.8 million as of December 31, 2013. The book value of these assets should not be relied on as a measure of realizable value for such assets. The realizable value may be lower than net book value. The value of our assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts recovered. Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and further reduce the amounts that could be recovered. Our goodwill and other intangible assets had a net book value of $179.8 million as of December 31, 2014 and $158.8 million as of December 31, 2013. These assets primarily consist of the excess of the acquisition cost over the fair market value of the net assets acquired in purchase transactions, customer contracts and costs to obtain certificates of need. The value of goodwill and other intangible assets will continue to depend significantly upon the success of our business as a going concern and the growth in future cash flows. As a result, in the event of a default under the agreements governing our material debt or any bankruptcy or dissolution, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.
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
We and our subsidiaries may be able to incur substantial additional debt in the future. The terms of our credit agreement permit us or our subsidiaries to incur additional debt, subject to certain restrictions. In addition, as of December 31, 2014, our credit facility permitted additional borrowings of up to approximately $43.5 million under our revolving credit facility subject to the covenants contained in our credit facility. If we add new debt to our or our subsidiaries' current debt levels, the risks discussed above could intensify.
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
An increase in prevailing interest rates would have an effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. As of December 31, 2014, approximately $494.3 million of our debt was at variable interest rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt. If interest rates are higher when our debt becomes due, we may be forced to borrow at the higher rates.
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
We lease approximately 40,596 square feet of space in Newport Beach, California for our executive and principal administrative offices. We lease 7,985 square feet of space in Nashville, Tennessee for our Alliance Oncology executive and administrative offices. We also lease 19,979 square feet of space in Canton, Ohio for our retail billing and scheduling operations. We lease 16,243 square feet of space for a large regional office in Andover, Massachusetts, in addition to other small regional offices we lease throughout the country. We also lease a 11,200 square foot operations warehouse in Fontana, California and a 9,000 square foot operations warehouse in Childs, Pennsylvania, which are used for the Radiology Division.

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
 On November 9, 2012, U.S. Radiosurgery, LLC (“USR”) a subsidiary of the Company, received a grand jury subpoena issued by the United States Attorney's Office for the Middle District of Tennessee seeking documents related to USR and its financial relationships with physicians and other healthcare providers. The federal government has informed us that this matter has been closed.
On March 27, 2013, we were served with a lawsuit filed in U.S. District Court for the Northern District of Mississippi by Superior MRI Services, Inc.  The plaintiff is an alleged successor in interest to a former local competitor, P&L Contracting, Inc.  Plaintiff alleges we disregarded Mississippi Certificate of Need ("CON") rules and regulations by operating without obtaining the appropriate authority, and is seeking in excess of $1.0 million in damages as well as requesting injunctive relief.  In January 2014, the District Court dismissed plaintiff’s complaint on a number of procedural and substantive grounds. The plaintiff subsequently appealed the District Court’s ruling to the Fifth Circuit Court of Appeals. On February 18, 2015, the Fifth Circuit Court of Appeals affirmed the District Court’s dismissal, thereby, effectively concluding this case in Alliance’s favor.
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
Beginning February 11, 2013, our common stock has been traded on the NASDAQ Global Market under the symbol “AIQ.” Prior to February 11, 2013, our common stock was traded on the New York Stock Exchange (“NYSE”). The high and low sales prices as reported on the NYSE are set forth below for the respective time periods. As of March 12, 2015, there were 17 stockholders of record of our common stock and approximately 2,100 beneficial holders of our common stock.
The table below illustrates per share price ranges for each quarter during 2013 and 2014:

	2014		2013
	High	Low	High	Low
First Quarter	$33.81	$26.24	$7.77	$6.31
Second Quarter	$34.15	$26.91	$16.21	$7.95
Third Quarter	$29.83	$22.61	$27.69	$15.89
Fourth Quarter	$25.12	$19.14	$31.61	$20.44
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
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Our stockholders have previously approved all stock option plans under which our common stock is reserved for issuance. The following table provides summary information as of December 31, 2014 for all of our stock option plans:

	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares of Common Stock remaining available for future issuance (excluding shares reflected in column 1)
Stock option plans approved by shareholders	633,898	$21.39	532,457
Stock option plans not approved by shareholders	—	—	—
	633,898	$21.39	532,457

STOCK PERFORMANCE GRAPH
The following graph sets forth the cumulative return on our common stock from December 31, 2009 through December 31, 2014, as compared to the cumulative return of the S&P 500 Index and the cumulative return of the S&P Healthcare Index. The graph assumes that $100 was invested on December 31, 2009 in each of (1) our common stock, (2) the S&P 500 Index and (3) the S&P Healthcare Index and that all dividends (if applicable) were reinvested.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Alliance HealthCare Services, Inc.	100.00	74.26	22.07	22.35	86.65	73.52
S&P 500	100.00	112.78	112.78	165.76	127.90	184.64
S&P Healthcare Index	100.00	99.25	109.35	129.04	174.88	215.49
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

	Year Ended December 31,
	2010	2011	2012	2013	2014
Consolidated Statements of Operations Data:
Revenues	$478,855	$493,651	$472,258	$448,831	$436,387
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	264,725	279,751	253,225	239,397	237,420
Selling, general and administrative expenses	67,110	77,140	76,022	80,215	79,903
Transaction costs	2,439	3,429	994	465	2,344
Severance and related costs	1,002	3,991	2,226	1,658	2,517
Impairment charges	42,095	167,792	—	13,031	308
Loss on extinguishment of debt	—	—	—	26,018	—
Depreciation expense	92,321	89,974	79,333	66,319	54,971
Amortization expense	12,439	16,444	15,861	10,973	7,880
Interest expense and other, net	51,203	49,789	54,101	39,170	24,693
Other (income) and expense, net	(590)	2,203	3,036	(1,945)	(1,823)
Total costs and expenses	532,744	690,513	484,798	475,301	408,213
Income (loss) before income taxes, earnings from unconsolidated investees and noncontrolling interest	(53,889)	(196,862)	(12,540)	(26,470)	28,174
Income tax expense (benefit)	(20,799)	(38,242)	(6,710)	(12,398)	7,327
Earnings from unconsolidated investees	(4,327)	(3,516)	(4,667)	(5,630)	(4,654)
Net income (loss)	(28,763)	(155,104)	(1,163)	(8,442)	25,501
Less: Net income attributable to noncontrolling interest	(3,890)	(5,008)	(10,775)	(13,041)	(14,883)
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$(32,653)	$(160,112)	$(11,938)	$(21,483)	$10,618
Earnings (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic (1)	$(3.09)	$(15.07)	$(1.12)	$(2.02)	$1.00
Diluted	$(3.09)	$(15.07)	$(1.12)	$(2.02)	$0.98
Weighted average number of shares of common stock and common stock equivalents:
Basic (1)	10,556	10,626	10,624	10,634	10,669
Diluted	10,556	10,626	10,624	10,634	10,836
Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$97,162	$44,190	$39,977	$34,702	$33,033
Total assets	816,201	663,094	560,141	489,847	500,885
Long-term debt, including current maturities	653,265	643,483	558,635	529,674	507,289
Stockholders’ equity (deficit)	13,659	(104,911)	(116,293)	(136,617)	(111,480)

(1) Share and per share amounts have been retroactively adjusted to reflect our one-for-five reverse stock split effective as of December 26, 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a leading national provider of advanced outpatient diagnostic imaging and radiation therapy services, based upon annual revenue and number of imaging systems deployed and radiation oncology centers operated. Our principal sources of revenue are derived from providing magnetic resonance imaging (“MRI”), positron emission tomography/computed tomography (“PET/CT”) through our Radiology Division and radiation oncology services through our Radiation Oncology Division. Unless the context otherwise requires, the words “we,” “us,” “our,” “Company” or “Alliance” as used in this Annual Report on Form 10-K refer to Alliance HealthCare Services, Inc. and our direct and indirect subsidiaries. We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. We also provide services through fixed-site imaging centers, primarily to hospitals or health systems. Our imaging services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which include only the use of our imaging systems under a short-term contract. We have leveraged our leadership in MRI, PET/CT and radiology services to expand into radiation oncology, including stereotactic radiosurgery. We operate our radiation oncology business through our wholly owned subsidiary, Alliance Oncology, LLC, which we sometimes refer to as our Radiation Oncology Division. This division includes a wide range of services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, actual radiation oncology delivery, therapy management and follow-up care. Our services include the use of our linear accelerators or stereotactic radiosurgery systems, therapists to operate those systems, administrative staff, equipment maintenance and upgrades, and management of day-to-day operations.
MRI, PET/CT and radiation oncology services generated 41%, 31% and 21% of our revenue, respectively, for the year ended December 31, 2014 and 42%, 32% and 17% of our revenue, respectively, for the year ended December 31, 2013. Our remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (“CT”) and management contract revenue, and in 2013, also includes revenue from professional radiology services, which we sold in December 2013. We had 505 diagnostic imaging and radiation oncology systems, including 258 MRI systems (of which 19 are operating leases) and 124 PET/CT systems (of which 9 are operating leases), and served over 1,000 clients in 43 states at December 31, 2014. We operated 117 fixed-site imaging centers (one in an unconsolidated joint venture), which constitute systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups’ offices, parked mobile systems, and free-standing fixed-site imaging centers, which include systems installed in a medical office building, ambulatory surgical center, or other retail space at December 31, 2014. Of the 117 fixed-site imaging centers, 85 were MRI fixed-site imaging centers, 19 were PET/CT fixed-site imaging centers, thirteen were other modality fixed-site imaging centers and one was in an unconsolidated joint venture. We also operated 31 radiation oncology centers and stereotactic radiosurgery facilities (including one radiation oncology center as an unconsolidated joint venture) at December 31, 2014.
Revenues from fixed-site imaging centers and radiation oncology centers can be structured as either “wholesale” or “retail” revenues. We generated approximately 80% of our revenues for the years ended December 31, 2014 and 2013 by providing services to hospitals and other healthcare providers, which we refer to as “wholesale” revenues. We typically generate our wholesale revenues from contracts that require our clients to pay us based on the number of scans or treatments we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans or treatments we perform. Wholesale payments are due to us independent of our clients’ receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile imaging services and approximately five to 10 years in length for fixed-site imaging arrangements. Our contracts for radiation oncology services average approximately 10 to 20 years in length. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases its own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Competitive pressures also affect our pricing.
We generated approximately 20% of our revenues for the years ended December 31, 2014 and 2013, respectively, by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as “retail” revenues. We generate our revenue from these sites from direct billings to patients or their third-party payors, including Medicare, and we record this revenue net of contractual discounts and other arrangements for providing services at discounted prices. We typically receive a higher price per scan or treatment under retail billing than we do under wholesale billing.

Our revenues, whether for wholesale or retail arrangements, are dependent directly or indirectly on third-party payor reimbursement policies, including Medicare. Please see Item 1, Business-Reimbursement for a more detailed explanation of how we bill and receive payment for our services.
Over the past few years, the growth rate of PET/CT and MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, additional patient-related cost-sharing programs and an increasing trend of third-party payors intensifying their utilization management efforts, for example, through benefit managers who require prior authorizations to control the growth rate of imaging services generally. We expect that these trends will continue. One recent initiative to potentially reduce utilization of certain imaging services is the Medicare Imaging Demonstration, which is a two-year demonstration project designed to collect data regarding physician use of advanced diagnostic imaging services. This information would be used to determine the appropriateness of services by developing medical specialty guidelines for advanced imaging procedures within three designated modalities (MRI, CT and nuclear medicine). On February 2, 2011, CMS announced that it selected five participants for the demonstration project. The data collection portion of the demonstration concluded on April 1, 2012, and the 18-month intervention portion of the demonstration then went into effect, during which time the appropriateness of a physician's order for diagnostic imaging services was considered at the time the order was entered into the decision support systems being tested. The MID concluded on September 30, 2013, and a report to Congress summarizing the results of the demonstration was published in April 2014. The report compared the appropriateness of orders by physicians during the baseline period and during the demonstration, and found that greater use of the decision support system (“DSS”) did not have a material effect on the likelihood of appropriately ordering advanced diagnostic imaging, nor a substantial impact on the volume of advanced imaging utilization. The report did not recommend expanding the use of appropriateness criteria for advanced imaging to a broader Medicare population at this time.
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
Factors Affecting our Results of Operations

Pricing
Continued expansion of health maintenance organizations, preferred provider organizations and other managed care organizations have influence over the pricing of our services because these organizations can exert greater control over patients' access to our services and reimbursement rates for accessing those services.

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
Results of Operations
The following table shows our consolidated statements of operations as a percentage of revenues for each of the years ended December 31:

	2012	2013	2014
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	53.6	53.3	54.4
Selling, general and administrative expenses	16.2	17.9	18.3
Transaction costs	0.2	0.1	0.5
Severance and related costs	0.5	0.4	0.6
Impairment charges	—	2.9	0.1
Loss on extinguishment of debt	—	5.8	—
Depreciation expense	16.8	14.8	12.6
Amortization expense	3.4	2.4	1.8
Interest expense and other, net	11.5	8.7	5.7
Other (income) and expense, net	0.6	(0.4)	(0.4)
Total costs and expenses	102.7	105.9	93.5
(Loss) income before income taxes, earnings from unconsolidated investees and noncontrolling interest	(2.7)	(5.9)	6.5
Income tax (benefit) expense	(1.4)	(2.8)	1.7
Earnings from unconsolidated investees	(1.0)	(1.3)	(1.1)
Net (loss) income	(0.2)	(1.9)	5.8
Less: Net income attributable to noncontrolling interest, net of tax	(2.3)	(2.9)	(3.4)
Net (loss) income attributable to Alliance HealthCare Services, Inc.	(2.5)%	(4.8)%	2.4%
The table below provides MRI statistical information for the years ended December 31:

	2012	2013	2014
MRI statistics
Average number of total systems	265.8	256.3	249.2
Average number of scan-based systems	222.7	214.2	206.9
Scans per system per day (scan-based systems)	8.46	8.40	8.58
Total number of scan-based MRI scans	494,739	476,305	475,044
Price per scan	$359.50	$352.67	$339.84

The table below provides PET/CT statistical information for each of the years ended December 31:

	2012	2013	2014
PET/CT statistics
Average number of systems	112.1	105.4	105.1
Scans per system per day	5.62	5.57	5.32
Total number of PET/CT scans	157,496	147,941	137,313
Price per scan	$964	$954	$943

The table below provides Radiation oncology statistical information for each of the years ended December 31:

	2012	2013	2014
Radiation oncology statistics
Linac treatments	83,013	63,014	82,215
Stereotactic radiosurgery patients	2,450	2,713	3,100

Following are the components of revenue (in millions) for each of the years ended December 31:

	2012	2013	2014
MRI revenue	$196.1	$187.2	$180.8
PET/CT revenue	154.8	145.0	133.2
Radiation oncology revenue	83.2	77.9	92.9
Other modalities and other revenue	38.2	38.7	29.4
Total	$472.3	$448.8	$436.4

	Year ended December 31,
	2012	2013	2014
Total fixed-site imaging center revenue (in millions)	$121.5	$116.2	$109.2

Year Ended December 31, 2014 Compared to Year Ended December, 2013
Revenue decreased $12.4 million, or 2.8%, to $436.4 million in 2014 compared to $448.8 million in 2013 due to net decreases in PET/CT and MRI revenue of $18.2 million and other revenues of $9.3 million, mostly attributed to the sale of our professional radiology services business in December 2013. These decreases were partially offset by an increase in radiation oncology revenue of $15.1 million, due to an overall increase in patient volume and number of treatments performed while our new joint venture partnerships with the Medical University of South Carolina and Charleston Area Medical Center also contributed to the growth in oncology revenue.
PET/CT revenue in 2014 decreased $11.8 million, or 8.1%, compared to 2013 due to a decrease in total PET/CT scan volumes and a reduction in the average price per PET/CT scan. Total PET/CT scan volumes decreased 7.2% to 137,313 scans in 2014 from 147,941 scans in 2013, and the average price per PET/CT scan decreased to $943 per scan in 2014 compared to $954 per scan in 2013. The average number of PET/CT systems in service remained approximately the same at 105.1 systems in 2014 from 105.4 systems in 2013. Scans per system per day decreased 4.5% to 5.32 scans per system per day in 2014 from 5.57 scans per system per day in 2013.
MRI revenue decreased $6.4 million in 2014, or 3.4%, compared to 2013. Scan-based MRI revenue decreased $6.5 million in 2014, or 3.9%, compared to 2013, to $161.4 million in 2014 from $168.0 million in 2013. The decrease in scan-based MRI revenue was primarily due to year-over-year decreases in the average price per MRI scan and average number of scan-based systems in service. The average price per MRI scan decreased to $339.84 per scan in 2014 from $352.67 per scan in 2013. The average number of scan-based systems in service decreased to 206.9 systems in 2014 from 214.2 systems in 2013. Average scans per system per day increased 2.1% in 2014 compared to 2013, from 8.40 scans per system per day in 2013 to 8.58 in 2014. Scan-based MRI scan volume decreased 0.3% to 475,044 scans in 2014 from 476,305 scans in 2013. Non scan-based MRI revenue increased $0.1 million in 2014 compared to 2013. Included in the revenue totals above are fixed-site imaging center revenues, which decreased $7.0 million, or 6.0%, to $109.2 million in 2014 from $116.2 million in 2013.
Radiation oncology revenue increased $15.1 million, or 19.3%, to $92.9 million in 2014 compared to $77.9 million in 2013, primarily due to a 30.5% year-over-year increase in the number of Linac treatments performed in 2014, compared to 2013, and a 14.3% increase in the number of SRS patients we treated. These results include revenue from the strategic affiliation with the Medical University of South Carolina and the Charleston Area Medical Center in West Virginia, which commenced in the first and fourth quarters of 2014, respectively.

At December 31, 2014, we had 258 MRI systems and 124 PET/CT systems, including 19 MRI systems and nine PET/CT systems on operating leases as a result of our sale and lease transaction that occurred in the fourth quarter of 2012. We had 263 MRI systems and 122 PET and PET/CT systems at December 31, 2013. We operated 117 fixed-site imaging centers (including one unconsolidated investee) at December 31, 2014, compared to 125 fixed-site imaging centers (including one in unconsolidated investee) at December 31, 2013. We operated 31 radiation oncology centers (including one unconsolidated investee) at December 31, 2014, compared to 28 radiation oncology centers (including one unconsolidated investee) at December 31, 2013.
Cost of revenues, excluding depreciation and amortization, decreased $2.0 million, or 0.8%, to $237.4 million in 2014 compared to $239.4 million in 2013. The decrease in cost of revenues is primarily due to a $7.5 million, or 43.6% decrease in outside medical services expense due to lower radiology fees related to the sale of our professional radiology services business. Costs related to medical supplies decreased $1.0 million, or 5.1%, due to lower PET/CT scan volumes. These decreases were partially offset by an increase in compensation and related employee expenses of $5.4 million, or 5.2%, and an increase in maintenance and related costs of $1.7 million, or 3.2% due to our aging fleet of radiology equipment. All other cost of revenues, excluding depreciation and amortization, decreased $0.5 million, or (1.1)%. Cost of revenues, as a percentage of revenue, remained relatively stable at 54.4% in 2014 compared to 53.3% in 2013.
Selling, general and administrative expenses decreased $0.3 million, or 0.4%, to $79.9 million in 2014 compared to $80.2 million in 2013. The majority of this decrease in selling, general and administrative expenses was due to a reduction in professional services of $1.6 million, or 11.9%, resulting from consulting and recruiting costs in the prior year to support the enhanced value proposition initiative. The provision for doubtful accounts decreased $0.8 million, or 22.2%, during 2014. The provision for doubtful accounts as a percentage of revenue was 0.6% and 0.8% in 2014 and 2013, respectively. Compensation and related employee expenses increased $1.6 million, or 3.3%, as a result of overall salary increases and an increase in headcount. Non-cash stock-based compensation expense was $1.5 million in both 2013 and 2014. All other selling, general and administrative expenses increased $0.4 million, or 3.2%. Selling, general and administrative expenses as a percentage of revenue were 18.3% and 17.9% in 2014 and 2013, respectively.
For the year ended December 31, 2014, in accordance with ASC 350, the Company performed its annual impairment test in the fourth quarter for goodwill and intangible assets with indefinite lives, using financial information as of September 30, 2014. From this analysis, the Company concluded that no impairment was present in its long-lived assets or intangible assets with definite useful lives. Additionally, an impairment charge of $0.3 was recorded in 2014 primarily due to the writing off of our equity investment an oncology treatment center upon the site's closure in 2014. Prior to the site's closure, we recorded an impairment charge in the fourth quarter of 2013 related to the pending expiration of our non-compete agreement with the related oncology physician. As negotiation efforts to renew the non-compete agreement were unsuccessful, we appropriately revalued all intangible assets specifically related to the single location originally purchased with a group of assets in 2011. The impairment charge in 2013 totaled $3.4 million, and was comprised of various assets including a physicians' referral network, trademarks, and professional services agreement, which were all written down to zero value.
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
Also in 2013, we impaired our intangible assets related to our professional services business as a result of our decision that our professional radiology services business did not align with the long-term strategic direction of the Radiology Division, and divested of our professional radiology services business in the fourth quarter of 2013. This triggering event resulted in revaluing intangible assets related to the professional services business at $1.5 million after recognizing an impairment charge of approximately $5.1 million related to the intangible assets in 2013. We based the carrying value of these intangible assets on the selling price we received in the sale transaction for the assets related to our professional services business. All other assets related to the divestiture of the professional services business were immaterial.
Severance and related costs increased $0.9 million, or 51.8%, to $2.5 million in 2014 compared to $1.7 million in 2013, due to the departure of an executive officer during the first half of 2014.

Transaction costs increased $1.9 million, or 404.1%, to $2.3 million in 2014 compared to $0.5 million in 2013 due to expenses incurred related to various acquisitions in 2014, including our joint venture partnership with Charleston Area Medical Center in West Virginia, which provides oncology treatment for patients at multiple locations throughout the state.
Depreciation expense decreased $11.3 million, or 17.1%, to $55.0 million in 2014 compared to $66.3 million in 2013 due to the year over year increase in the number of units in our fleet that are fully depreciated along with our decision to upgrade units we currently own as an alternative to purchasing new equipment.
Amortization expense decreased $3.1 million, or 28.2%, to $7.9 million in 2014 compared to $11.0 million in 2013. This decrease is primarily due to lower amortization charges related to intangible assets that were impaired or written off in the latter half of 2013.
Interest expense and other, net decreased $14.5 million, or 37.0%, to $24.7 million in 2014 compared to $39.2 million in 2013, primarily due to the redemption in December 2013 of the remaining outstanding principal amount of our 8% Notes due 2016 with funds borrowed under our new credit agreement and cash on hand. The interest rate pertaining to the amount borrowed under the incremental term loan to redeem the 8% Notes conforms to the rates discussed below in "Liquidity and Capital Resources".
Income tax expense was $7.3 million in 2014 compared to a $12.4 million tax benefit in 2013. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items.
Earnings from unconsolidated investees decreased $1.0 million, or 17.3%, to $4.7 million in 2014 compared to $5.6 million in 2013.
Net income attributable to noncontrolling interest increased $1.8 million, or 14.1%, to $14.9 million in 2014 compared to $13.0 million in 2013. The increase is mostly attributed to improved net income we derived from our joint venture partners, and to a lesser degree, the addition of three new joint ventures in 2014.
Net income attributable to Alliance HealthCare Services, Inc. was $10.6 million, or $0.98 per share on a diluted basis, in 2014 compared to a net loss of $21.5 million, or ($2.02) per share on a diluted basis, in 2013.

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
MRI revenue decreased $8.9 million in 2013, or 4.5%, compared to 2012. Scan-based MRI revenue decreased $9.9 million in 2013, or 5.6%, compared to 2012, to $168.0 million in 2013 from $177.9 million in 2012. The decrease in scan-based MRI revenue was primarily due to our increased efforts in identifying and eliminating unprofitable customers throughout 2012, and a reduction in the average price per MRI scan, which decreased to $352.67 per scan in 2013 from $359.50 per scan in 2012. The average number of scan-based systems in service decreased to 214.2 systems in 2013 from 222.7 systems in 2012. Average scans per system per day remained consistent in 2013 compared to 2012 decreasing only 0.7% to 8.40 in 2013 from 8.46 in 2012. Scan-based MRI scan volume decreased 3.7% to 476,305 scans in 2013 from 494,739 scans in 2012. Non scan-based MRI revenue increased $1.0 million in 2013 compared to 2012. Included in the revenue totals above are fixed-site imaging center revenues, which decreased $5.3 million, or 4.4%, to $116.2 million in 2013 from $121.5 million in 2012.
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
Also in 2013, we impaired our intangible assets related to our professional services business as a result of our decision that our professional radiology services business did not align with the long-term strategic direction of the Radiology Division, and divested of our professional radiology services business in the fourth quarter of 2013. This triggering event resulted in revaluing intangible assets related to the professional services business at $1.5 million after recognizing an impairment charge of approximately $5.1 million related to the intangible assets in 2013. We based the carrying value of these intangible assets on the selling price we received in the sale transaction for the assets related to our professional services business. All other assets related to the divestiture of the professional services business were immaterial.
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
Severance and related costs decreased $0.6 million, or 25.5%, to $1.7 million in 2013 compared to $2.2 million in 2012, due to ongoing cost savings and efficiency initiatives.
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
Income tax benefit was $12.4 million in 2013 compared to $6.7 million in 2012. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items.
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
Adjusted EBITDA
Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States, or “GAAP.” We believe that, in addition to GAAP metrics, this non-GAAP metric is a useful measure for investors, for a variety of reasons. Our management regularly communicates Adjusted EBITDA and their interpretation of such results to our board of directors. We also compare actual periodic Adjusted EBITDA against internal targets as a key factor in determining cash incentive compensation for executives and other employees, largely because we view Adjusted EBITDA results as indicative of how our diagnostic imaging and radiation oncology businesses are performing and are being managed.
We define Adjusted EBITDA, as net income (loss) before: interest expense, net of interest income; income taxes; depreciation expense; amortization expense; net income (loss) attributable to noncontrolling interests; non-cash share-based compensation; severance and related costs; restructuring charges; fees and expenses related to acquisitions, costs related to debt financing, legal matter expenses, non-cash impairment charges, and other non-cash charges included in other (income) expense, net, which includes non-cash losses on sales of equipment.
The presentation of a non-GAAP metric does not imply that the reconciling items presented are non-recurring, infrequent or unusual. In general, non-GAAP metrics have certain limitations as analytical financial measures and are used in conjunction with GAAP results to evaluate our operating performance and by considering independently the economic effects of the items that are, or are not, reflected in non-GAAP metrics. We compensate for such limitations by providing GAAP-based disclosures concerning the excluded items in our financial disclosures. As a result of these limitations, and because non-GAAP metrics may not be directly comparable to similarly titled measures reported by other companies, however, the non-GAAP metrics are not an alternative to the most directly comparable GAAP measure, or as an alternative to any other GAAP measure of operating performance.
Adjusted EBITDA in 2014 decreased $11.7 million, or 7.9% to $135.8 million, from $147.4 million in 2013. This was primarily driven by both scan volume and pricing pressure in our PET/CT business. This was partially offset by an increase of

Adjusted EBIDTA related to our Oncology Division from our new partnerships with MUSC and Charleston Area Medical Center.
Adjusted EBITDA in 2013 totaled $147.4 million, a decrease of 4.5% compared to $154.4 million for full year 2012. Excluding the effects of a $6.7 million reduction to our Adjusted EBITDA in 2013 related to a sale/leaseback transaction that occurred in November 2012, and excluding a $2.2 million increase to Adjusted EBITDA in 2012 from the favorable outcome of a legal settlement, Adjusted EBITDA in 2013 increased 1.2% in 2013 compared to 2012.

	Year Ended December 31,
	2012	2013	2014
Net (loss) income attributable to Alliance HealthCare Services, Inc.	$(11,938)	$(21,483)	$10,618
Income tax (benefit) expense	(6,710)	(12,398)	7,327
Interest expense and other, net	54,101	39,170	24,693
Amortization expense	15,861	10,973	7,880
Depreciation expense	79,333	66,319	54,971
Share-based payment (included in selling, general and administrative expenses)	724	1,487	1,515
Severance and related costs	—	—	2,517
Noncontrolling interest in subsidiaries	10,775	13,041	14,883
Restructuring charges (Note 3)	6,715	7,182	2,602
Transaction costs	494	465	2,344
Impairment charges	—	13,031	308
Loss on extinguishment of debt	—	26,018	—
Legal settlements	4,793	3,067	5,587
Other non-cash charges (included in other income and expense, net)	248	549	510
Adjusted EBITDA	$154,396	$147,421	$135,755

Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operating activities. We generated $100.6 million, $86.5 million and $103.1 million of cash flow from operating activities in 2014, 2013 and 2012, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging and radiation oncology services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts decreased by $0.8 million in 2014 compared to 2013 and increased by $0.5 million in 2013 compared to 2012. Our number of days of revenue outstanding for our accounts receivable remained at 53 days as of December 31, 2014, 2013 and 2012. We believe this number is comparable to other diagnostic imaging and radiation oncology providers. As of December 31, 2014, we had $43.5 million of available borrowings under our revolving line of credit, net of $2.0 million outstanding on the revolving line of credit and $4.5 million outstanding in letters of credit.
We used cash of $58.7 million, $24.6 million and $0.6 million for investing activities in 2014, 2013 and 2012, respectively. Investing activities in 2014 included $32.2 million for the purchase of capital assets, net cash of $9.2 million was used for deposits on equipment and other capital projects not yet in service, cash of $16.0 million was used in acquisition related activites primarily for our investment in the Charleston Area Medical Center, and net cash of $2.8 million was due to a net increase in notes receivable. This use of cash was offset by $1.6 million of proceeds from the sale of assets. In 2013, purchases of capital assets totaled $27.0 million offset by $3.2 million on proceeds from the sale of assets. In 2012, purchases of capital assets totaled $37.6 million offset by $37.5 million on proceeds from sales of assets, of which $30.0 is attributed to the sale of certain imaging assets, which were then leased from the purchasers, under competitive terms. The entire $30 million in proceeds from the sale and lease transactions was used to make a one-time payment to permanently reduce borrowings outstanding under the term loan facility.
As in 2014, we may continue to use cash for acquisitions in the future. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We spend capital:

•	to purchase new systems;

•	to replace less advanced systems with new systems;

•	to upgrade MRI, PET/CT and radiation oncology systems; and

•	to upgrade our corporate infrastructure, primarily in information technology.
Capital expenditures totaled $32.2 million, $27.0 million, and $37.6 million in 2014, 2013 and 2012, respectively. During 2014, we purchased 16 MRI, CT and PET/CT systems, twelve other modality systems, and six radiation oncology system. In addition, we upgraded various MRI, PET/CT and radiation oncology equipment, and traded-in or sold a total of 22 systems during 2014. We expect to purchase additional systems in 2015 and finance substantially all of these purchases with our available cash, cash from operating activities and equipment leases. We expect capital expenditures to total approximately $80 to $90 million in 2015 based on strategic partnerships and planned expansion of our imaging and radiation oncology divisions, which will require significant investment, and capital to maintain our portfolio of assets.
At December 31, 2014, we had cash and cash equivalents of $33.0 million. Available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we cannot assure that access to our invested cash and cash equivalents will not be affected by adverse conditions in the financial markets.
At December 31, 2014, we had $26.7 million in our accounts with third-party financial institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be adversely affected if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.
We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next one to two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt and other contracts. As of December 31, 2014, we are in compliance with all covenants contained in our Credit Agreement, and expect that we will be in compliance with these covenants for the remainder of 2015.
On February. 18, 2015, we consummated our new partnership with The Pain Center of Arizona, PC (TPC), specializing in the diagnosis and treatment of chronic pain disorders. TPC currently operates 12 locations statewide. As a part of the transaction, we gained an ownership interest in TPC’s affiliated billing and collection company. We acquired a 59% ownership stake for approximately $27.0 million in cash and our proportion of assumed debt of approximately $2.9 million. The terms of the agreement also include a potential future earn out provision due to TPC in the event TPC's financial performance meets certain milestones.
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
On October 22, 2012, we entered into an amendment to our then-existing credit agreement. As part of the amendment, we raised $30.0 million from the sale of certain imaging assets, which we then leased from the purchasers under competitive terms. The $30.0 million in proceeds from the sale and lease transactions was used in its entirety to permanently reduce borrowings outstanding under the then-existing term loan facility. As a result, we incur $8.0 million of annual rent expense in connection with the sale and lease transaction. The $30.0 million in proceeds from the sale-lease transaction discussed above together with $44.5 million of our existing cash was used to make a total payment of $74.5 million to permanently reduce borrowings outstanding under the then-existing term loan facility in 2012.
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
The Credit Agreement also contains a leverage ratio covenant requiring us to maintain a maximum ratio of consolidated total debt to consolidated adjusted EBITDA that ranges from 4.95 to 1.00 to 4.30 to 1.00. At December 31, 2014, the Credit Agreement requires a maximum leverage ratio of not more than 4.90 to 1.00. The Credit Agreement eliminated the interest coverage ratio covenant which we were subject to maintain prior to the refinancing. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the Credit Agreement. As of December 31, 2014, our ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 3.61 to 1.00.
As a result of the transaction, we recognized a loss on extinguishment totaling $17.1 million resulting from the write-off of unamortized deferred financing costs and the discount related to the former credit facility. As of December 31, 2014, there was $480.7 million outstanding under the term loan facility and $2.0 million in borrowings under the revolving credit facility.
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
Our obligations under the incremental term loans are guaranteed by substantially all our direct and indirect domestic subsidiaries. The obligations under the incremental term loan and the guarantees are secured by a lien on substantially all of the our tangible and intangible property, and by a pledge of all of the shares of stock and limited liability company interests of our direct and indirect domestic subsidiaries, of which we own or later acquire more than a 50% interest, subject to limited exceptions.
In the first quarter of 2010, the Company entered into three interest rate cap agreements, in accordance with Company policy, to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The interest rate cap agreements, matured in February 2014 with a total notional amount of $150,000 and were de-designated as cash flow hedges associated with the Company’s variable rate bank debt in the fourth quarter of 2013.

In the second quarter of 2011, the Company acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of USR. One of the USR Swaps, which matures in October 2015, had a notional amount of $871 as of December 31, 2014. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap, which matured in April 2014. As a result of the acquisition of USR, the USR Swaps were de-designated, hedge accounting was terminated and all further changes in the fair market value of these swaps are being recorded in interest expense and other, net.

In the fourth quarter of 2012, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in December 2017, had a notional amount of $3,236 as of December 31, 2014. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.50% and pays a fixed rate of 3.75%. The net effect of the hedge is to convert interest expense to a fixed rate of 3.75%, as the underlying debt incurred interest based on one-month LIBOR plus 2.50%.
In the first quarter of 2013, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in April 2018, had a notional amount of $2,930 as of December 31, 2014. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.00% and pays a fixed rate of 2.873%. The net effect of the hedge is to convert interest expense to a fixed rate of 2.873%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%.
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
In the fourth quarter of 2014, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in November 2019, had a notional amount of $1,691 as of December 31, 2014. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 1.3427%. The net effect of the hedge is to convert interest expense to a fixed rate of 1.3427%, as the underlying debt incurred interest based on one-month LIBOR.

The maturities of our long-term debt, including interest, future payments under our operating leases and binding equipment purchase commitments as of December 31, 2014 are as follows:

Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total

Term Loan	$4.9	$4.9	$4.9	$4.9	$463.2	$—	$482.8
Revolving Line of Credit	—	—	2.0	—	—	—	2.0
Equipment Loans	11.3	7.1	4.1	1.8	1.3	0.4	26.0
Operating Leases	14.4	12.9	3.5	2.7	2.1	7.9	43.4
Letters of Credit	—	4.5	—	—	—	—	4.5
Equipment Purchase Commitments	—	—	—	—	—	—	—
Total Contractual Obligation Payments	30.6	29.4	14.5	9.4	466.6	8.3	558.7
Less Amount Representing Interest	(0.7)	(0.4)	(0.2)	(0.1)	—	—	(1.4)
Future Contractual Obligations	$29.9	$29.0	$14.3	$9.3	$466.6	$8.3	$557.3
We have omitted our liability for self-insurance and unrecognized tax benefits of $3.7 million and $0.3 million, respectively, at December 31, 2014 from the above table because we cannot determine with certainty when either or of these liabilities will be settled. Although we believe that it is reasonably possible that the amount of these liabilities will change in the next twelve months, we do not expect the change will have a material impact on our consolidated financial statements.
We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt and other contracts. Under current tax law, we expect to utilize all of our federal net operating loss carryforwards (“NOLs”) by 2015, and therefore anticipate being in a tax paying position with respect to a portion of our taxable income in 2014, and for all taxable income generated beyond 2015. We may require or choose to obtain additional financing. Our ability to obtain additional financing will depend, among other things, on our financial condition and operating performance, as well as the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we need to raise additional funds in the future and are unable to do so or obtain additional financing on acceptable terms in the future, we may have to limit planned activities or sell assets to obtain liquidity. We may also from time to time seek to repurchase, redeem, or retire our outstanding indebtedness through cash purchases and exchange offers in open market transactions, privately negotiated purchases or otherwise. Those repurchases, redemptions or retirements, if any, will depend on prevailing market conditions, our liquidity requirements and capital resources, contractual restrictions and other factors. The amounts involved may be material.
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
Revenue Recognition
We derive the majority of our revenue directly from healthcare providers, primarily for imaging and radiation oncology services. To a lesser extent, we generate revenues from direct billings to patients or their medical payors, and we record these revenues net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from direct patient billing amounted to approximately 20%, 20% and 19% of revenues in the years ended December 31, 2014, 2013 and 2012, respectively. We continuously monitor collections from direct patient billings and compare these collections to revenue, net of contractual discounts, recorded at the time of service. While these contractual discounts have historically been within our expectations and the provisions established, an inability to accurately estimate contractual discounts in the future could have a material adverse effect on our operating results. Because the price is predetermined, we recognize all revenues when we deliver the imaging service and collectability is reasonably assured, which is based upon contract terms with healthcare providers and negotiated rates with third-party payors and patients.
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
Goodwill and Long-Lived Assets
ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually at the reporting unit level. In addition, ASC 350 defines a reporting unit as an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit under ASC 350 if the component constitutes a business for which discrete financial information is available and reviewed by management. We have evaluated ASC 350 and concluded there are two operating segments: the Radiology Division and the Oncology Division. The Radiology Division is further divided into two components (East and West zones), while the Oncology Division operating segment is comprised of a single component. We have assessed that each component listed above meets the definition of a reporting unit, based on the conclusions that each component constitutes a business, discrete financial information is available for each component, and management regularly reviews the results of such financial information.
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
Under the DCF method, value is measured as the present worth of anticipated future net cash flows generated by a business. In a multi-period model, net cash flows attributable to a business are forecast for an appropriate period and then discounted to present value using an appropriate discount rate. In a single-period model, net cash flow or earnings for a normalized period are capitalized to reach a determination of present value. The methods, key assumptions, degree of uncertainty associated with the key assumptions and the potential events or changes in circumstances that could reasonably be expected to negatively affect the key assumptions with respect to the reporting unit are the estimated future net cash flows generated, and the discount rate applied to capture the associated risks. The ability to achieve anticipated future net cash flows is subject to numerous assumptions and risks, including company-specific risks such as the ability to maintain and grow revenues, maintain or improve operating margins, control costs and anticipate working capital requirements. The anticipated future net cash flows are also dependent on industry-level factors, such as the impact of the Patient Protection and Affordable

Care Act of 2010 on patient volumes and cost reimbursement levels and continued availability of qualified doctors and other medical professionals who are necessary to staff our operations, among other potential impacts.
Under the GPC method, value is estimated by comparing the subject company to similar companies with publicly traded ownership interests. Guideline companies are selected based on comparability to the subject company, and valuation multiples are calculated and applied to subject company operating data. The key assumption used in connection with the GPC method focuses on identifying guideline companies that operate in the same (or similar) line of business as the reporting units, with the same (or similar) operating characteristics. Eligible companies were selected based on Global Industry Classification Standard codes, Standard Industrial Classification codes, company descriptions, and industry affiliations. Proceeding the analysis of the observed guideline public company multiples, certain of those multiples are utilized to apply against the relevant financial metrics of the reporting unit. Considered factors include relative risk, profitability, and growth considerations of the reporting unit relative to the guideline companies. Value estimates for the reporting unit involve using multiples of market value of invested capital excluding cash to revenue and earnings before interest, income taxes, depreciation and amortization ("EBITDA"). Valuations derived using the GPC method rely on information primarily obtained from available industry market data and publicly available filings with the Securities and Exchange Commission ("SEC").
ASC 350 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 360, “Property, Plant, and Equipment.” For additional information, see Note 6 of the Notes to the Consolidated Financial Statements.
In 2014 and 2013, we concluded in Step 1 that the fair value of each reporting unit significantly exceeded its carrying value, indicating no goodwill or indefinite-lived intangible asset impairment was present.
The 2012 annual impairment test in Step 1 yielded a fair value of the Oncology reporting unit that exceeded its carrying value of $140.2 million by approximately 4%, and was therefore considered at risk of impairment. Based on the 2012 goodwill impairment analysis, the Oncology Division was not impaired. There were no other reporting units that were at risk of impairment in 2012.
Goodwill and intangible assets with indefinite lives are allocated to three reporting units, which are aggregated into the Imaging and Radiation Oncology segments. Goodwill represented $57.0 million of $489.8 million of total assets as of December 31, 2013. Goodwill represented $63.9 million of $500.9 million of total assets as of December 31, 2014. Imaging segment goodwill totaled $42.2 million as of December 31, 2013 and 2014, respectively, and Radiation Oncology segment goodwill totaled $14.8 million and $21.7 million as of December 31, 2013 and 2014, respectively.
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
For information about our swap activities, please see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.
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
Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third party financial institutions. At December 31, 2014, we had cash and cash equivalents of $33.0 million, of which $26.7 million was held in accounts that are with third party financial institutions that exceed the FDIC insurance limits.
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

	Expected Maturity as of December 31, 2014
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
	(dollars in millions)
Liabilities:
Long-term debt:
Fixed rate	$5.1	$4.3	$1.3	$1.1	$1.0	$0.3	$13.0	$13.9
Average interest rate	4.89%	4.38%	3.73%	3.73%	3.14%	2.29%	3.69%	3.69%
Variable rate	$10.4	$7.4	$9.5	$5.5	$463.5	$—	$496.4	$496.6
Average interest rate	3.13%	3.66%	3.81%	3.98%	4.25%	—%	4.20%	4.20%

ITEM 8.	FINANCIAL STATMENTS AND SUPPLEMENTARY DATA

ALLIANCE HEALTHCARE SERVICES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Alliance HealthCare Services, Inc.
Newport Beach, California
We have audited the accompanying consolidated balance sheets of Alliance HealthCare Services, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2014. Our audits also included the consolidated financial statement schedule listed in the index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance HealthCare Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Costa Mesa, California
March 16, 2015

ALLIANCE HEALTHCARE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)

	December 31,
	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$34,702	$33,033
Accounts receivable, net of allowance for doubtful accounts of $5,158 in 2013 and $4,055 in 2014	63,713	62,503
Deferred income taxes	21,849	16,834
Prepaid expenses	7,553	12,527
Other receivables	2,796	5,686
Total current assets	130,613	130,583
Equipment, at cost	824,103	827,638
Less accumulated depreciation	(654,350)	(678,291)
Equipment, net	169,753	149,347
Goodwill	56,975	63,864
Other intangible assets, net	101,801	115,930
Deferred financing costs, net	9,873	8,119
Other assets	20,832	33,042
Total assets	$489,847	$500,885
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,990	$12,109
Accrued compensation and related expenses	21,166	19,808
Accrued interest payable	1,645	3,154
Other accrued liabilities	22,002	26,542
Current portion of long-term debt	15,066	15,512
Total current liabilities	71,869	77,125
Long-term debt, net of current portion	514,608	491,777
Other liabilities	4,714	6,623
Deferred income taxes	35,273	36,840
Total liabilities	626,464	612,365
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding - 10,667,136 at December 31, 2013 and 10,713,658 at December 31, 2014	524	107
Less: treasury stock, at cost - 144,921 December 31, 2013 and 157,973 December 31, 2014	(2,998)	(3,138)
Additional paid-in capital	23,521	27,653
Accumulated comprehensive loss	(82)	(351)
Accumulated deficit	(204,709)	(194,091)
Total stockholders’ deficit attributable to Alliance HealthCare Services, Inc.	(183,744)	(169,820)
Noncontrolling interest	47,127	58,340
Total stockholders’ deficit	(136,617)	(111,480)
Total liabilities and stockholders’ deficit	$489,847	$500,885

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2013	2014
Revenues	$472,258	$448,831	$436,387
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	253,225	239,397	237,420
Selling, general and administrative expenses	76,022	80,215	79,903
Transaction costs	994	465	2,344
Severance and related costs	2,226	1,658	2,517
Impairment charges	—	13,031	308
Loss on extinguishment of debt	—	26,018	—
Depreciation expense	79,333	66,319	54,971
Amortization expense	15,861	10,973	7,880
Interest expense and other, net	54,101	39,170	24,693
Other expense and (income), net	3,036	(1,945)	(1,823)
Total costs and expenses	484,798	475,301	408,213
(Loss) income before income taxes, earnings from unconsolidated investees, and noncontrolling interest	(12,540)	(26,470)	28,174
Income tax (benefit) expense	(6,710)	(12,398)	7,327
Earnings from unconsolidated investees	(4,667)	(5,630)	(4,654)
Net (loss) income	(1,163)	(8,442)	25,501
Less: Net income attributable to noncontrolling interest	(10,775)	(13,041)	(14,883)
Net (loss) income attributable to Alliance HealthCare Services, Inc.	$(11,938)	$(21,483)	$10,618
Comprehensive (loss) income, net of taxes:
Net (loss) income attributable to Alliance HealthCare Services, Inc.	$(11,938)	$(21,483)	$10,618
Unrealized (loss) gain on hedging transactions, net of taxes	(234)	634	(269)
Comprehensive (loss) income, net of taxes:	$(12,172)	$(20,849)	$10,349
(Loss) income per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(1.12)	$(2.02)	$1.00
Diluted	$(1.12)	$(2.02)	$0.98
Weighted-average number of shares of common stock and common stock equivalents:
Basic	10,624	10,634	10,669
Diluted	10,624	10,634	10,836
See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2013	2014
Operating activities:
Net (loss) income	$(1,163)	$(8,442)	$25,501
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	2,871	3,415	2,634
Share-based payment	730	1,487	1,515
Depreciation and amortization	95,194	77,292	62,851
Amortization of deferred financing costs	4,006	3,052	1,926
Accretion of discount on long-term debt	1,690	1,013	447
Adjustment of derivatives to fair value	46	(21)	342
Distributions more than undistributed earnings from investees	41	337	591
Deferred income taxes	(7,030)	(12,486)	6,582
Loss (gain) on sale of assets	2,087	(1,391)	(565)
Loss on extinguishment of debt	—	26,018	—
Impairment charges	—	13,031	308
Excess tax benefit from share-based payment arrangements	—	—	(623)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	5,510	(4,808)	(1,424)
Prepaid expenses	1,384	(2,475)	(5,064)
Other receivables	403	1,672	(114)
Other assets	896	2,990	(1,852)
Accounts payable	(3,729)	(4,281)	953
Accrued compensation and related expenses	4,277	(1,315)	(1,358)
Accrued interest payable	(1,501)	(3,436)	1,509
Income taxes payable	(252)	—	31
Other accrued liabilities	(2,317)	(5,130)	6,439
Net cash provided by operating activities	103,143	86,522	100,629
Investing activities:
Equipment purchases	(37,564)	(27,048)	(32,236)
Increase in deposits on equipment	(2,968)	(193)	(9,228)
Acquisitions, net of cash received	—	—	(16,043)
Decrease (increase) in cash from escrow	2,496	(475)	—
Increase in notes receivable	—	—	(2,776)
Proceeds from sale of assets	37,450	3,156	1,557
Net cash used in investing activities	(586)	(24,560)	(58,726)
Financing activities:
Principal payments on equipment debt	(13,566)	(14,233)	(10,368)
Proceeds from equipment debt	6,526	4,846	4,527
Principal payments on term loan facility	(83,515)	(342,710)	(4,900)
Proceeds from term loan facility	—	487,200	—
Principal payments on revolving loan facility	—	—	(45,000)
Proceeds from revolving loan facility	—	19,000	28,000

Principal payments on senior notes	—	(190,000)	—
Payments of debt issuance costs	(3,235)	(16,522)	—
Purchase of derivative instruments	—	(815)	—
Payments of contingent consideration	(1,797)	—	—
Noncontrolling interest in subsidiaries	(11,035)	(14,409)	(16,089)
Equity investment in subsidiaries	—	—	(691)
Excess tax benefit from share-based payment arrangements	—	—	623
Proceeds from shared-based payment arrangements	—	527	466
Purchase of treasury stock	(148)	(121)	(140)
Net cash used in financing activities	(106,770)	(67,237)	(43,572)
Net decrease in cash and cash equivalents	(4,213)	(5,275)	(1,669)
Cash and cash equivalents, beginning of period	44,190	39,977	34,702
Cash and cash equivalents, end of period	$39,977	$34,702	$33,033

Supplemental disclosure of cash flow information:
Interest paid	$50,355	$35,495	$21,037
Income taxes paid, net of refunds	$760	$2,463	$6,504
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$5,434	$5	$—
Capital lease obligations related to the purchase of equipment	$4,017	$—	$1,725
Comprehensive (loss) gain from hedging transactions, net of taxes	$(234)	$634	$(269)
Equipment purchases in accounts payable	$282	$560	$834
Contingent consideration for acquisitions	$(308)	$—	$—
Noncontrolling interest (disposed) assumed in connection with acquisitions (Note 2)	$(1,254)	$—	$13,014
Debt related to purchase of equipment	$—	$—	$3,183
Adjustment to equity of noncontrolling interest	$—	$—	$1,700

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)

								Stockholders’ Equity (Deficit) Attributable to
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Alliance HealthCare Services, Inc.	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	10,663,868	527	(116,196)	(2,729)	20,269	(950)	(171,288)	(154,171)	49,260	(104,911)
Forfeit of restricted stock	(106,340)	(4)	—	—	—	—	—	(4)	—	(4)
Issuance of restricted stock	57,544	1	—	—	—	—	—	1	—	1
Purchase of treasury stock	—	—	(23,832)	(148)	—	—	—	(148)	—	(148)
Share-based payment	—	—	—	—	733	—	—	733	—	733
Unrealized gain on hedging transaction, net of tax	—	—	—	—	—	234	—	234	—	234
Noncontrolling interest disposed in connection with acquisition	—	—	—	—	505	—	—	505	—	505
Net contributions (distributions)	—	—	—	—	—	—	—	—	(11,540)	(11,540)
Net (loss) income	—	—	—	—	—	—	(11,938)	(11,938)	10,775	(1,163)
Balance at December 31, 2012	10,615,072	524	(140,028)	(2,877)	21,507	(716)	(183,226)	(164,788)	48,495	(116,293)
Exercise of stock options	31,679	—	—	—	527	—	—	527	—	527
Forfeit of restricted stock	(7,334)	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	27,719	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(4,893)	(121)	—	—	—	(121)	—	(121)
Share-based payment	—	—	—	—	1,487	—	—	1,487	—	1,487
Unrealized gain on hedging transaction, net of tax	—	—	—	—	—	634	—	634	—	634
Net contributions (distributions)	—	—	—	—	—	—	—	—	(14,409)	(14,409)
Net (loss) income	—	—	—	—	—	—	(21,483)	(21,483)	13,041	(8,442)
Balance at December 31, 2013	10,667,136	524	(144,921)	(2,998)	23,521	(82)	(204,709)	(183,744)	47,127	(136,617)
Exercise of stock options	72,794	1	—	—	466	—	—	467	—	467
Forfeit of restricted stock	(26,272)	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(13,052)	(140)	—	—	—	(140)	—	(140)
Share-based payment	—	—	—	—	1,515	—	—	1,515	—	1,515
Share-based payment income tax benefit	—	—	—	—	82	—	—	82	—	82
Unrealized loss on hedging transaction, net of tax	—	—	—	—	—	(269)	—	(269)	—	(269)
Noncontrolling interest disposed in connection with acquisition	—	—	—	—	1,651	—	—	1,651	—	1,651
Net contributions (distributions)	—	—	—	—	—	—	—	—	(3,670)	(3,670)
Other	—	(418)	—	—	418	—	—	—	—	—
Net (loss) income	—	—	—	—	—	—	10,618	10,618	14,883	25,501
Balance at December 31, 2014	10,713,658	107	(157,973)	(3,138)	27,653	(351)	(194,091)	(169,820)	58,340	(111,480)

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

(Dollars in thousands, except per share and share amounts)
1. Description of the Company and Basis of Financial Statement Presentation
Description of the Company Alliance HealthCare Services, Inc. and its subsidiaries (the “Company”) provide diagnostic imaging services and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. The Company also provides services through fixed-sites, primarily to hospitals or health systems. The Company’s services normally include the use of its systems, technologists, therapists and other clinical staff to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging and radiation oncology operations. The Company also offers ancillary services including marketing support, education, training and billing assistance. The Company operates entirely within the United States and is one of the largest providers of shared service and fixed-site magnetic resonance imaging (“MRI”) and positron emission tomography/computed tomography (“PET/CT”) services in the country. The Company also operates 31 radiation oncology centers at December 31, 2014. For the year ended December 31, 2014, MRI, PET/CT and radiation oncology services generated 41%, 31% and 21% of the Company’s revenue, respectively.
Principles of Consolidation and Basis of Financial Statement Presentation The accompanying audited consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control. Intercompany transactions have been eliminated. The Company records noncontrolling interest related to its consolidated subsidiaries which are not wholly owned. Investments in non-consolidated investees over which it exercises significant influence but does not control are accounted for under the equity method. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles", or "GAAP").
Reverse Stock Split On December 26, 2012, the Company executed a 1-for-5 reverse stock split. All share and per share information for all periods presented herein gives effect to the reverse stock split.
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents The Company classifies short-term investments with original maturities of three months or less as cash equivalents.
Accounts Receivable The Company provides shared and single-user diagnostic imaging and radiation oncology equipment and technical support services to the healthcare industry and directly to patients on an outpatient basis. Substantially all of the Company’s accounts receivable are due from hospitals, other healthcare providers and health insurance providers, including Medicare, located throughout the United States. A substantial portion of the Company’s services are provided pursuant to long-term contracts with hospitals and other healthcare providers or directly to patients. Accounts receivable are typically collected within industry norms for third-party payors. Estimated credit losses are provided for in the consolidated financial statements.
Concentration of Credit Risk Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and accounts receivable. The Company invests available cash in cash equivalents and money market securities of high-credit-quality financial institutions. Cash and cash equivalents in excess of federally insured limits decreased from $28,171 at December 31, 2013 to $26,740 at December 31, 2014. At December 31, 2013 and 2014, the Company’s accounts receivable were primarily from clients in the healthcare industry and third-party payors. To reduce credit risk, the Company performs periodic credit evaluations of its clients, but does not generally require advance payments or collateral. Credit losses to clients in the healthcare industry have not been material. The provision for doubtful accounts was 0.6% of revenues in 2012, 0.8% of revenues in 2013 and 0.6% of revenues in 2014.
Equipment The majority of our major medical equipment is stated at cost and is depreciated using the straight-line method over an initial estimated life of three to 10 years to an estimated residual value, between five and 10 percent of original cost. If the Company continues to operate the equipment beyond its initial estimated life, the residual value is then depreciated to a nominal salvage value over 1.5 to 3 years.
Routine maintenance and repairs are charged to expense as incurred. Major repairs and purchased software and hardware upgrades, which extend the life of or add value to the equipment, are capitalized and depreciated over the remaining useful life.

With the exception of a relatively small dollar amount of office furniture, office equipment, computer equipment, software and leasehold improvements, substantially all of the property owned by the Company relates to diagnostic imaging and radiation oncology equipment, power units and mobile trailers used in business operations.
Goodwill and Intangible Assets Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other,” requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually at the reporting unit level. In addition, ASC 350 defines a reporting unit as an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit under ASC 350 if the component constitutes a business for which discrete financial information is available and reviewed by management. The Company has evaluated ASC 350 and concluded there are two operating segments: the Radiology Division and the Oncology Division. The Radiology Division is further divided into two components (East and West zones), while the Oncology Division operating segment is comprised of a single component. The Company has assessed that each component listed above meets the definition of a reporting unit, based on the conclusions that each component constitutes a business, discrete financial information is available for each component, and management regularly reviews the results of such financial information.
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
Under the DCF method, value is measured as the present worth of anticipated future net cash flows generated by a business. In a multi-period model, net cash flows attributable to a business are forecast for an appropriate period and then discounted to present value using an appropriate discount rate. In a single-period model, net cash flow or earnings for a normalized period are capitalized to reach a determination of present value. The methods, key assumptions, degree of uncertainty associated with the key assumptions and the potential events or changes in circumstances that could reasonably be expected to negatively affect the key assumptions with respect to the reporting unit are the estimated future net cash flows generated, and the discount rate applied to capture the associated risks. The ability to achieve anticipated future net cash flows is subject to numerous assumptions and risks, including company-specific risks such as the ability to maintain and grow revenues, maintain or improve operating margins, control costs and anticipate working capital requirements. The anticipated future net cash flows are also dependent on industry-level factors, such as the impact of the Patient Protection and Affordable Care Act of 2010 on patient volumes and cost reimbursement levels and continued availability of qualified doctors and other medical professionals who are necessary to staff the Company's operations, among other potential impacts.
Under the GPC method, value is estimated by comparing the subject company to similar companies with publicly traded ownership interests. Guideline companies are selected based on comparability to the subject company, and valuation multiples are calculated and applied to subject company operating data. The key assumption used in connection with the GPC method focuses on identifying guideline companies that operate in the same (or similar) line of business as the reporting units, with the same (or similar) operating characteristics. Eligible companies are selected based on Global Industry Classification Standard codes, Standard Industrial Classification codes, company descriptions, and industry affiliations. Proceeding the analysis of the observed guideline public company multiples, certain of those multiples are utilized to apply against the relevant financial metrics of the reporting unit. Considered factors include relative risk, profitability, and growth considerations of the reporting unit relative to the guideline companies. Value estimates for the reporting unit involve using multiples of market value of invested capital excluding cash to revenue and earnings before interest, income taxes, depreciation and amortization ("EBITDA"). Valuations derived using the GPC method rely on information primarily obtained from available industry market data and publicly available filings with the Securities and Exchange Commission ("SEC").

In both 2013 and 2014, the respective annual impairment tests yielded individual fair values for each reporting unit that substantially exceeded their respective carrying values and were not considered at risk of impairment.
The 2012 annual impairment test in Step 1 yielded a fair value of the Oncology reporting unit that exceeded its carrying value of $140.2 million by approximately 4%, and was therefore considered at risk of impairment. Based on the 2012 goodwill impairment analysis, the Oncology Division was not impaired. There were no other reporting units that were at risk of impairment in 2012.
Goodwill and intangible assets with indefinite lives are allocated to three reporting units, which are aggregated into the Imaging and Radiation Oncology segments. Goodwill represented $56,975 of $489,847 of total assets as of December 31, 2013. Goodwill represented $63,864 of $500,885 of total assets as of December 31, 2014. Imaging segment goodwill totaled $42,166 as of December 31, 2013 and 2014, and Radiation Oncology segment goodwill totaled $14,809 as of December 31, 2013 and $21,698 as of December 31, 2014. The increase in goodwill related to our Radiation Oncology segment was due to our new partnership with Charleston Area Medical Center that commenced in November of 2014.
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
Revenue Recognition The majority of the Company’s revenues are derived directly from healthcare providers and are primarily for imaging and radiation oncology services. To a lesser extent, revenues are generated from direct billings to third-party payors or patients which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from billings to third-party payors and patients amounted to approximately 19%, 20% and 20% of revenues for the years ended December 31, 2012, 2013 and 2014, respectively. No single customer accounted for more than 3% of consolidated revenues in each of the years ended December 31, 2012, 2013 and 2014. The Company recognizes revenue in accordance with ASC 605, “Revenue.” As the price is predetermined, all revenues are recognized at the time the delivery of service has occurred and collectability is reasonably assured which is based upon contract terms with healthcare providers and negotiated rates with third party payors and patients. The Company also records revenue from management services that it performs based upon management service contracts with predetermined pricing. Revenues from these services amounted to approximately 2% of total revenue for the three years ended December 31, 2012, 2013 and 2014. These revenues are recorded in the period in which the service is performed and collections of the billed amounts are reasonably assured in accordance with ASC 605.
Share-Based Payment ASC 718, “Compensation—Stock Compensation” requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, ASC 718 requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period. Under ASC 718, the Company records in its consolidated statements of operations and comprehensive income (loss), compensation cost for stock options and restricted stock awarded to its employees and non-affiliated directors.
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
Fair Values of Financial Instruments The carrying amount reported in the Consolidated Balance Sheets for cash and cash equivalents approximates fair value based on the short-term maturity of these instruments. The carrying amounts reported in the Consolidated Balance Sheets for accounts receivable and accounts payable approximate fair value based on the short-term nature of these accounts. The carrying amount reported in the Consolidated Balance Sheets for long-term debt under the Company’s Credit Agreement (as discussed in Note 5 of the Notes to the Consolidated Financial Statements) approximates fair value, as these borrowings have variable rates that reflect currently available terms, credit spreads and conditions for similar debt. As of December 31, 2014, the fair value of the Company’s equipment loans was equal to the carrying amount reported on the Consolidated Balance Sheets of $24,620 as of December 31, 2014. The fair value of the equipment loans was estimated using discounted cash flow analyses, based on the Company’s current borrowing rates for similar types of equipment loans.
Self-Insurance The Company has purchased large deductible insurance policies for its workers’ compensation, auto liability, general liability, and professional liability exposures. The Company currently retains the first $250 of loss for workers’ compensation and auto liability and $100 for general and professional liability.
The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on an annual basis. Assets and liabilities are are reported in gross amounts in other non-current assets and in current and non-current liabilities.
The Company believes that adequate provision has been made in the Financial Statements for these liabilities. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damage awards with respect to unpaid claims. Recorded liabilities are based upon estimates, and while management believes that the estimates of loss are reasonable, the ultimate liability may be in excess of or less than the recorded amounts. Due to the inherent volatility of actuarially determined loss estimates, it is reasonably possible that the Company could experience changes in estimated losses that could be material to net income. If the Company’s actual liability exceeds its estimates of loss, its future earnings, cash flows and financial condition would be adversely affected.
Use of Estimates The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Comprehensive Income (Loss) The Company reports comprehensive income (loss) in accordance with ASC 220, “Comprehensive Income.” For the years ended December 31, 2012, 2013 and 2014, the Company has entered into multiple interest rate cap agreements and interest rate swap agreements, as discussed in Note 11 of the Notes to the Consolidated Financial Statements. Assuming perfect effectiveness, any unrealized gains and losses related to the swaps and caps that qualify for cash flow hedge accounting are classified as a component of comprehensive income (loss), net of any tax. Any ineffectiveness is recognized in earnings.
Segment Reporting In accordance with ASC 280, “Segment Reporting,” and based on the nature of the financial information that is received by the chief operating decision maker (“CODM”), the Company operates in two reportable segments, Imaging and Radiation Oncology. Each of these segments, on a stand-alone basis, provide and make available their respective medical services in similar settings, and operate within a singular regulatory environment. Further, management assesses our segment operations and each segments' degree of efficiency and performance based on this structure of financial reporting, and primarily makes operating decisions from these reportable segment results.

Recent Accounting Pronouncements — Income Taxes In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") number 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists - a consensus of the FASB Emerging Issues Task Force". ASU 2013-11 generally requires, with some exceptions, an entity to present its unrecognized tax benefits as it relates to its net operating loss carryforwards, similar tax losses, or tax credit carryforwards, as a reduction of deferred tax assets when settlement in this regard is available under the tax law of the applicable taxing jurisdiction as of the balance sheet reporting date. The adoption of ASU 2013-11 in 2014 did not affect the Company's results of operations, cash flows, or financial position.
Derivatives and Hedging In July 2013, the FASB issued ASU number 2013-10, “Derivatives and Hedging (Topic 815)— Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU 2013-10 permits the use of the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes. The ASU also removes the restriction on using different benchmark rates for similar hedges. ASU No. 2013-10 is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not affect the Company's results of operations, cash flows, or financial position.
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

Revenue Recognition In May 2014, the FASB issued ASU number 2014-09, “Revenue from Contracts with Customers (Topic 606)" — to clarify and converge the revenue recognition principles under U.S. GAAP and International Financial Reporting Standards and to develop guidance that would streamline and enhance revenue recognition requirements while also providing a more robust framework for addressing revenue issues. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. Key provisions of the ASU involve a 5-step model specific to recognizing revenue derived from customer contracts. In addition, ASU 2014-09 provides implementation guidance on several other important topics, including the accounting for certain revenue-related costs. The adoption of ASU 2014-09 is effective for publicly traded business entities for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Earlier application is not permitted. The Company is assessing the impact, if any, that the adoption of ASU 2014-09 may have on the Company's results of operations, cash flows, or financial position.

Going Concern In August 2014, the FASB issued ASU number 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40)". Under U.S. GAAP, a going concern is presumed unless and until an entity’s liquidation becomes imminent. When an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, "Presentation of Financial Statements—Liquidation Basis of Accounting." However, there may be conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, even if liquidation is not imminent. In those situations, financial statements should continue to be prepared under the going concern basis of accounting. ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to determine whether to disclose information about relevant conditions and events. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is assessing the impact, if any, that the adoption of ASU 2014-15 may have on the Company's results of operations, cash flows, or financial position.

3. Transactions
Disposition of Radiology 24/7, LLC and 24/7 Radiology
In the second quarter of 2010, the Company purchased a majority of the outstanding membership interests of Radiology 24/7, LLC (“RAD 24/7”), a teleradiology services company providing primarily final, subspecialty professional radiology interpretation services and outsourced staffing services for MRI, PET/CT, computed tomography ("CT"), mammography, X-Ray and other imaging modalities and also preliminary radiology interpretation services nationwide. In April 2011, RAD 24/7 purchased some of the assets from 24/7 Radiology (“24/7 RAD”), a professional radiology services company providing both preliminary and final professional radiology interpretation services for MRI, CT, ultrasound, X-Ray and other imaging modalities.
In 2013, in accordance with ASC 350, the Company impaired its intangible assets related to its professional services business as a result of its decision that its professional radiology services business did not align with the long-term strategic direction of the Radiology Division, and divested of its professional radiology services business in the fourth quarter of 2013. This triggering event resulted in revaluing intangible assets related to the professional services business at $1,525 after recognizing an impairment charge of $5,107 related to the intangible assets in 2013. All other assets related to the divestiture of the professional services business were immaterial.

Restructuring Plan
On August 4, 2011, the Company’s board of directors approved a restructuring plan that included a significant organizational restructure and a cost savings and efficiency initiative. The Company initiated this restructuring plan in the third quarter of 2011. During the year ended December 31, 2012, the Company recorded $6,715 related to restructuring charges, of which the Company recorded $3,502 in Selling, general and administrative expenses; $2,226 in Severance and related costs; and $987 in Cost of revenues, excluding depreciation and amortization. As of December 31, 2012, substantially all restructuring reserves had been paid.
During the year ended December 31, 2013, the Company recorded $7,182 related to restructuring charges, of which the Company recorded $4,990 in Selling, general and administrative expenses; $1,658 in Severance and related costs; and $534 in Cost of revenues, excluding depreciation and amortization.
During the year ended December 31, 2014, the Company recorded $2,602 related to restructuring charges, of which the Company recorded $1,162 in Selling, general and administrative expenses; $180 in Severance and related costs; and $1,440 in Cost of revenues, excluding depreciation and amortization.
Amendment No. 2 to 2009 Credit Facility
On October 22, 2012, the Company and its lenders entered into Amendment No. 2 to the amended 2009 Credit Facility. In connection with the execution of Amendment No. 2, the Company raised $30,000 from the sale of certain imaging assets, which the Company then leased from purchasers under competitive terms. The $30,000 in proceeds from the sale and lease transactions was combined with $44,500 of cash on hand to make a total payment of $74,500 to permanently reduce borrowings outstanding under the term loan facility. The Company incurs $8,000 of annual rent payments in connection with the sale and lease transactions that extends through the end of 2016.
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
The Credit Agreement also contains a leverage ratio covenant requiring the Company to maintain a maximum ratio of consolidated total debt to consolidated adjusted EBITDA expense that ranges from 4.95 to 1.00 to 4.30 to 1.00. At December 31, 2014, the Credit Agreement requires a maximum leverage ratio of not more than 4.90 to 1.00. The Credit Agreement eliminated the interest coverage ratio covenant which the Company was subject to maintain prior to the refinancing. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the Credit Agreement.
As a result of the transaction, the Company recognized a loss on extinguishment totaling $17,069 resulting from the write-off of unamortized deferred financing costs and the discount related to the former credit facility. As of December 31, 2014, there was $480,669 outstanding under the term loan of the Credit Agreement and $2,000 borrowings under the new revolving credit facility. As of December 31, 2014, the Company’s ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 3.61 to 1.00.

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
Incremental Term Loan
On October 11, 2013, the Company entered into an amendment to the Credit Agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “First Amendment”). Pursuant to the First Amendment, the Company raised $70,000 in incremental term loan commitments to repurchase the remaining Notes. On December 2, 2013, the Company borrowed $70,000 of incremental term loans, and with such proceeds plus borrowings under its revolving line of credit and cash on hand, completed the redemption of all of its outstanding Notes on December 4, 2013. With the completion of this transaction including the redemption in full of the Notes, the Company estimates savings of approximately $5,000 in cash interest on an annualized basis.
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
Acquisition of Charleston Area Radiation Therapy Centers
In November 2014, the Company invested $14,414, net of cash received, to acquire 50% equity in the formation of a joint venture between Charleston Area Medical Center ("CAMC") and Charleston Radiation Therapy Consultants, which will establish a new, state-of-the-art radiation therapy department at the CAMC Cancer Center that will utilize the latest in cancer technologies and treatments. In addition, Alliance Oncology has assumed full operational responsibility for the existing radiation oncology units at multiple locations in the Charleston, West Virginia area. In accordance with ASC 810, "Consolidation", the Company has determined that consolidation of this joint venture is appropriate. As a result of the Company's ability to consolidate the joint venture, it recorded goodwill of $6,889 and intangible assets of $21,747, of which $11,547 is attributed to the necessary Certificate of Need ("CON"). The goodwill recorded largely represents other intangible assets that do not qualify for separate recognition, including existing patients of the hospital and the solid record of patient care that CAMC has established in the local community.
The Company recognized revenues and net earnings of $1,768 and $899, respectively, in its 2014 Consolidated Statement of Operations and Comprehensive Income (Loss) and believes the revenues and expenses attributed to CAMC are immaterial to its 2014 consolidated results of operations, financial position, or cash flows..

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

Stock Option Plans and Awards
In November 1999, the Company adopted an employee stock option plan (as amended and restated, the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 2,205,000 shares have become available for grant. As of December 31, 2014, a total of 532,457 shares remained available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant. All options have 10-year terms. Options granted after January 1, 2008 are typically time based and vest in equal traunches over three or four years. During the years ended December 31, 2013 and 2014, there were no options in which vesting was accelerated. Prior to January 1, 2008, stock options granted under the 1999 Equity Plan to employees were always time vesting options, which vest 5% in the first year, 20% in the second year and 25% in years three through five.
The Company uses the Black-Scholes option pricing model to value the compensation expense associated with share-based payment awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions presented in the table below. In addition, forfeitures are estimated when recognizing compensation expense and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Year Ended December 31,
	2012	2013	2014
Risk free interest rate	0.97%	1.52%	1.83%
Expected dividend yield	—%	—%	—%
Expected stock price volatility	62.4%	65.1%	66.3%
Average expected life (in years)	6.01	6.00	6.00

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

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	730,416	$32.16
Granted	487,500	$5.54
Exercised	—	—
Canceled	(450,420)	$26.36
Outstanding at December 31, 2012	767,496	$18.57
Granted	156,302	$23.83
Exercised	(31,679)	$16.85
Canceled	(88,502)	$31.80
Outstanding at December 31, 2013	803,617	$20.83
Granted	47,323	$28.97
Exercised	(72,794)	$6.31
Canceled	(144,248)	$14.00
Outstanding at December 31, 2014	633,898	$21.39	5.79	$4,163
Vested and expected to vest in the future at December 31, 2014	619,569	$21.36	5.81	$4,117
Exercisable at December 31, 2014	435,999	$21.85	5.20	$3,115
The following table summarizes information about all the stock options outstanding at December 31, 2014:

Options Outstanding	Exercise Price Range			Remaining Contractual Term	Options Exercisable	Exercise Price
100,000	$4.85	–	$4.93	7.42	100,000	$4.85
64,334	$4.94	–	$5.70	7.09	40,000	$5.70
84,002	$5.96	–	$6.29	7.01	52,669	$6.20
56,196	$6.30	–	$23.60	4.29	30,940	$17.41
77,340	$23.61	–	$28.63	3.38	75,800	$28.22
33,074	$28.64	–	$28.92	9.08	0
102,952	$28.93	–	$30.27	8.75	20,590	$29.14
24,800	$30.28	–	$39.92	2.09	24,800	$36.86
47,800	$39.93	–	$41.58	4.01	47,800	$40.30
43,400	$41.59	–	$61.75	1.40	43,400	$54.60
633,898	$4.85	–	$61.75	5.20	435,999	$21.85

The weighted average grant date fair value of options granted during the years ended December 31, 2012, 2013 and 2014 was $3.15 per share, $14.17 per share and $17.56 per share, respectively. There were no options exercised during 2012. The total intrinsic value of options exercised during the year ended December 31, 2013 was $204. The total intrinsic value of options exercised during the year ended December 31, 2014 was $1,630. The total cash received from employees as a result of stock option exercises was $527 and $466 for the years ended December 31, 2013 and 2014, respectively.

The following table summarizes the Company’s unvested stock option activity:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2013	376,024	$8.10
Granted	47,323	17.56
Vested	(105,244)	7.95
Canceled	(120,204)	4.85
Unvested at December 31, 2014	197,899	$12.13
At December 31, 2014, the total unrecognized fair value share-based payment related to unvested stock options granted to both employees and non-employees was $1,612, which is expected to be recognized over a remaining weighted-average period of 2.12 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the Consolidated Statements of Operations and Comprehensive Income (loss). The total fair value of shares vested during the years ended December 31, 2012, 2013 and 2014 was $1,546, $1,064 and $837, respectively.
Stock Awards
The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based stock awards (collectively referred to as “stock awards”). During 2011, awards to certain employees of the Company either cliff vest after one year, or three years, provided that the employee remains continuously employed through the issuance date, or cliff vest after one year provided that the employee meets certain performance criteria and remains continuously employed through the issuance date. During 2012, awards to certain employees either cliff vest after one year, or vest annually in 33.3% increments over three years. During 2013, awards to certain employees vested immediately upon the date of grant, or cliff vest after one year provided that the employee remains continuously employed through the issuance date. There were no stock awards granted to employees in 2014.
For the year ended December 31, 2012, the Company recorded share-based payment related to stock awards of $(601). The expense reversal in 2012 was mostly due to the forfeiture of 85,000 unvested shares granted in 2010 to two now-former executive officers. Prior to the forfeiture of the grants, total expense recorded was $1,675, which all reversed during 2012. For the year ended December 31, 2013, the Company recorded share-based payment related to stock awards of $562. For the year ended December 31, 2014, the Company recorded share-based payment related to stock awards of $1,515.
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
The following table summarizes the Company’s unvested restricted stock activity:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2011	273,308
Granted to employees	38,075
Granted to non-employee directors	19,469
Vested	(119,968)
Canceled	(106,340)
Unvested at December 31, 2012	104,544
Granted to employees	14,100
Granted to non-employee directors	13,619
Vested	(54,038)
Canceled	(7,334)
Unvested at December 31, 2013	70,891	$7.01
Granted to employees	—	$—
Granted to non-employee directors	32,959	$20.99
Vested	(44,619)	$28.62
Canceled	(26,272)	$6.36
Unvested at December 31, 2014	32,959	$20.99
At December 31, 2014, the total unrecognized fair value share-based payment related to stock awards granted to unaffiliated directors was $692, which is expected to be recognized over a remaining weighted-average period of 1.00 year. At December 31, 2014, there was no unrecognized fair value share-based payment related to stock awards granted to employees. The unaffiliated directors, excluding the Chairman of the Board, each receive a restricted stock award on December 31, 2014 and each December 31 thereafter (the “Grant Date”) of the number of shares of common stock having a value equal to $140, rounded down to the nearest whole share, and calculated using the average share price of the Company’s stock over the 15-day period preceding the Grant Date. Such restricted stock awards fully vest one year after the Grant Date based on the continued service of the non-employee director through the vesting date. The Chairman of the Board, Mr. Buckelew, is entitled to restricted stock having a value equal $138 as compensation for a service period of one year, for the 24 month period following his resignation as the Company's CEO. The number of shares of common stock Mr. Buckelew receives has a value equal to $138, rounded down to the nearest whole share, and is calculated using the closing share price of the Company’s stock on December 31. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the amount that will ultimately be realized by the Company in the Consolidated Statements of Operations and Comprehensive (loss).

Directors' Compensation Program
In 2012 and 2013, under the compensation program for non-employee directors in effect during 2012 and 2013, non-employee directors earned an annual fee of $40 for their services as directors. In addition, each Unaffiliated Director (board members who are not affiliated with Oaktree or MTS) received a restricted stock unit award on December 31, 2012 and 2013 for the number of shares of the Company's Common Stock having a value equal to $40, using the average share price of the Company's Common Stock over the 15-day period preceding the grant date. These restricted stock unit awards vest on the first anniversary of their respective date of grant contingent upon the Unaffiliated Directors continued service to the Company through that date. In addition, each Unaffiliated Director received additional annual cash compensation of $40, paid in equal quarterly installments, for serving on the Board during 2012 and 2013. Beginning October 1, 2013, the Chairman of the Board, Mr. Buckelew, is entitled to restricted stock units having a value equal $138 as compensation for each service period of one year, for the 24 month period following his resignation as the Company's CEO. The number of units Mr. Buckelew receives has a value equal to $138, divided by the closing share price of the Company’s stock on December 31, rounded down to the nearest whole share. On December 31, 2012 and 2013, each Oaktree/MTS Director, who are considered affiliated directors, received additional cash compensation of $80, for serving on the Board during 2013. Also during 2012 and 2013, non-employee directors who served as members of our Audit Committee received an additional $15, and the non-employee director who served as Chairman of the Audit Committee received an additional $30. In 2012 and 2013, non-employee directors who served as members of the Nominating Committee, Compensation Committee and Strategy & Finance Committee received an additional $5, and the non-employee director who served as Chairman of the Strategy and Finance Committee received an additional $25. In 2012 and 2013, non-employee directors were reimbursed for travel expenses related to their Board service.
In 2014, under the revised compensation program for non-employee directors in effect during 2014, non-employee directors earned an annual fee of $40 for their services as directors. In addition, each Unaffiliated Director will receive a restricted stock unit award on December 31 for the number of shares of our Common Stock having a value equal to $140, using the average share price of our Common Stock over the 15-day period preceding the grant date. These restricted stock unit awards vest on the first anniversary of their respective date of grant contingent upon the Unaffiliated Director's continued service to the Company through that date. In addition to the annual $40 fee for all non-employee directors, each Affiliated Director receives additional annual cash compensation of $140, paid in one annual installment, for serving on the Board during 2014. The Chairman of the Board and other committee chairs' and members' compensation program remains unaltered from the above discussion.
For the years ended December 31, 2012, 2013 and 2014 the Company recorded director fees of $490, $634, and $1,695, respectively. For cash payment elections of Phantom Shares in the Director Deferred Compensation Plan, an increase (decrease) to other accrued liabilities is recorded for the difference between the current fair market value and the original issuance price of the Phantom Shares. For the issuance of common stock elections of Phantom Shares, an increase is made to APIC when director's fees are recorded. All cash elections are accrued in other accrued liabilities until payment is due and payable. At December 31, 2013 and 2014, $268 and $268, respectively, was included in other accrued liabilities relating to the Director Deferred Compensation Plan.
5. Fair Value of Financial Instruments
The Company used the following methods and assumptions in estimating fair value disclosure for financial instruments:
Cash and cash equivalents The carrying amounts reported in the Consolidated Balance Sheets approximate fair value due to the short-term maturity or variable rates of these instruments.
Debt The carrying amount of variable-rate borrowings at December 31, 2013 and 2014 approximates fair value estimates based on current market rates and credit spreads for similar debt instruments.
Derivative instruments Fair value was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.
The estimated fair values of the Company’s financial instruments are as follows:

	As of December 31,
	2013		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$34,702	$34,702	$33,033	$33,033
Fixed-rate debt	25,552	25,552	13,015	13,878
Variable-rate debt	504,122	504,122	494,274	494,354
Derivative instruments - asset position	811	811	228	228
Derivative instruments - liability position	104	104	46	46
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

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 820 pricing levels as of December 31, 2014:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$33,033	$33,033	$—	$—
Interest rate contracts - asset position	228		228
Interest rate contracts - liability position	46	—	46	—
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
In the third quarter of 2013, in accordance with ASC 350, “Intangibles—Goodwill and Other,” the Company recorded an impairment charge of $4,529 related to the closure of an imaging site location in August 2013, which was originally purchased in a group of assets acquired in 2007. Upon acquisition, the Company recorded both tangible and intangible assets including physician referral networks, non-compete agreements, certificates of need and goodwill. In late 2012, the term of a non-compete agreement ended causing a decline in revenue, ultimately resulting in the imaging site closure. Based on this triggering event, the Company deemed it appropriate to perform a valuation analysis of the remaining intangible assets related to the original acquisition. The Company applied the excess earnings method under the income approach to value the physician referral networks, and applied the beneficial earnings method under the income approach, and the guideline transaction method under the market approach to value the certificates of need. The Company categorized this fair value determination as Level 3 (unobservable) in the fair value hierarchy.
In 2013, in accordance with ASC 350, the Company impaired its intangible assets related to its professional services business as a result of its decision that its professional radiology services business did not align with the long-term strategic direction of the Radiology Division, and divested of its professional radiology services business in the fourth quarter of 2013. This triggering event resulted in revaluing intangible assets related to the professional services business at $1,525 after recognizing an impairment charge of approximately $5,107 related to the intangible assets in 2013. The Company based the carrying value of these intangible assets on the selling price (categorized as Level 3 in the fair value hierarchy) the Company received in the sale transaction for the assets related to its professional services business. All other assets related to the divestiture of the professional services business were immaterial.
In the fourth quarter of 2013, in accordance with ASC 350, the Company recorded an impairment charge related to the pending expiration of one of its non-compete agreements with the affiliated oncology physician. Negotiation efforts to renew the non-compete agreement were unsuccessful, and the Company appropriately revalued all intangible assets specifically related to the single location originally purchased with a group of assets in 2011. The impairment charge totaled $3,395 comprised of assets including a physicians' referral network, trademarks, and professional services agreement, which were all written down to zero value.The Company categorized this fair value determination as Level 3 (unobservable) in the fair value hierarchy.
For the year ended December 31, 2013, the Company recorded total impairment charges of $13,031, comprised of $10,031 related to definite lived intangible assets and $3,000 related to indefinite lived intangible assets. For further discussion related to impairment charges taken in 2013, see Note 6 of the Notes to the Consolidated Financial Statements.
For the year ended December 31, 2014, in accordance with ASC 350, the Company performed its annual impairment test in the fourth quarter for goodwill and intangible assets with indefinite lives, using financial information as of September 30, 2014. From this analysis, the Company concluded that no impairment was present in its long-lived assets or intangible assets with definite useful lives. Additionally, impairment charges totaling $308 were recorded in 2014 primarily due to the write off of the Company's equity investment in the oncology site location upon the site's closure in 2014.
In November 2014, the Company invested $14,414, net of cash received, to acquire 50% equity in the formation of a joint venture between CAMC and Charleston Radiation Therapy Consultants. As a result of the Company's ability to consolidate the joint venture, it recorded goodwill of $6,889 and intangible assets of $21,747, of which $11,547 is attributed to the necessary Certificate of Need ("CON") and $10,200 for the value of its trademarks and service agreement.

6. Impairment Charges
In 2012, in accordance with ASC 350, the Company performed its annual impairment test in the fourth quarter for goodwill and intangible assets with indefinite lives, using financial information as of September 30, 2012. The Company concluded that no impairment was present in its long-lived assets or intangible assets with definite useful lives.
In the third quarter of 2013, in accordance with ASC 350, the Company recorded an impairment charge of $4,529 to revalue intangible assets to an estimated fair value of $7,458 related to the closure of an imaging site location in August 2013, which was originally purchased in a group of assets acquired in 2007. Upon acquisition, the Company recorded both tangible and intangible assets including physician referral networks, non-compete agreements, certificates of need and goodwill. In late 2012, the term of a non-compete agreement ended causing a decline in revenue, ultimately resulting in the imaging site closure. Based on this triggering event, the Company deemed it appropriate to perform a valuation analysis of the remaining intangible assets related to the original acquisition. Based on current year performance to project revenues and earnings to estimate future cash flows, the Company applied the excess earnings method under the income approach to value the physician referral networks, and applied the beneficial earnings method under the income approach. The guideline transaction method under the market approach was used to value the certificates of need. The Company categorized this fair value determination as Level 3 (unobservable) in the fair value hierarchy, as described in Note 5 of the Notes to the Consolidated Financial Statements.
In 2013, in accordance with ASC 350, the Company impaired its intangible assets related to its professional services business as a result of its decision that its professional radiology services business did not align with the long-term strategic direction of the Radiology Division, and divested of its professional radiology services business in the fourth quarter of 2013. This triggering event resulted in revaluing intangible assets related to the professional services business at $1,525 after recognizing an impairment charge of approximately $5,107 related to the intangible assets in 2013. The Company based the carrying value of these intangible assets on the selling price (categorized as Level 3 in the fair value hierarchy, as described in Note 5) the Company received in the sale transaction for the assets related to its professional services business. All other assets related to the divestiture of the professional services business were immaterial.
In the fourth quarter of 2013, in accordance with ASC 350, the Company recorded an impairment charge related to the pending expiration of one of its non-compete agreements with the affiliated oncology physician. Negotiation efforts to renew the non-compete agreement were unsuccessful, and the Company appropriately revalued all intangible assets specifically related to the single location originally purchased with a group of assets in 2011. The impairment charge totaled $3,395 comprised of assets including a physicians' referral network, trademarks, and professional services agreement, which were all written down to zero value. The Company categorized this fair value determination as Level 3 (unobservable) in the fair value hierarchy, as described in Note 5 of the Notes to the Consolidated Financial Statements.
For the year ended December 31, 2014, in accordance with ASC 350, the Company performed its annual impairment test in the fourth quarter for goodwill and intangible assets with indefinite lives, using financial information as of September 30, 2014. From this analysis, the Company concluded that no impairment was present in its long-lived assets or intangible assets with definite useful lives. Additionally, impairment charges totaling $308 were recorded in 2014 primarily due to the write off of the Company's equity investment in an oncology site location upon the site's closure in 2014.

7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill are as follows:

Balance at January 1, 2013	$56,493
Goodwill acquired during the period	—
Impairment charges	—
Adjustments to goodwill during the period	482
Balance at December 31, 2013	56,975
Goodwill acquired during the period	6,889
Impairment charges	—
Adjustments to goodwill during the period	—
Balance at December 31, 2014	$63,864
Gross goodwill	$238,108
Accumulated impairment charges	(174,244)
Balance at December 31, 2014	$63,864

Intangible assets consisted of the following:

	December 31, 2013			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$152,629	$(86,584)	$66,045	$162,089	$(93,617)	$68,472
Other	26,197	(20,868)	5,329	26,241	(21,758)	4,483
Total amortizing intangible assets	$178,826	$(107,452)	$71,374	$188,330	$(115,375)	$72,955
Intangible assets not subject to amortization			30,427			42,975
Total other intangible assets			$101,801			$115,930
The Company uses the estimated useful life to amortize customer contracts, which is a weighted-average of 15 years. Other intangible assets subject to amortization are estimated to have a weighted-average useful life of six years. Amortization expense for intangible assets subject to amortization was $10,973 and $7,880 for the years ended December 31, 2013 and 2014, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.
Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2015	7,676
2016	6,674
2017	6,236
2018	5,875
2019	5,391
Thereafter	41,103

8. Other Accrued Liabilities
Other accrued liabilities consisted of the following:

	December 31, 2013	December 31, 2014
Accrued systems rental and maintenance costs	$1,488	$1,586
Accrued site rental fees	999	992
Accrued property and sales taxes payable	10,253	9,276
Accrued self-insurance expense	1,635	2,276
Deferred gain on sale of equipment	319	312
Other accrued expenses	7,308	12,100
Total	$22,002	$26,542
9. Long-Term Debt and Senior Subordinated Credit Facility
Long-term debt consisted of the following:

	December 31, 2013	December 31, 2014
Term loan facility	$487,725	$482,825
Discount on term loan facility	(2,603)	(2,156)
Revolving credit facility	19,000	2,000
Equipment debt	25,552	24,620
Long-term debt, including current portion	529,674	507,289
Less current portion	15,066	15,512
Long-term debt	$514,608	$491,777
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
On September 27, 2011, the Company entered into Amendment No. 1 to the 2009 Credit Facility increasing the Company's quarterly amortization payments on the term loan facility and the Company's annual excess cash flow sweep percentage. Additionally, the Company agreed to an increase in margins on its borrowings under the amended 2009 Credit Facility. On October 22, 2012, the Company and its lenders entered into Amendment No. 2 to the amended 2009 Credit Facility. The minimum ratio of consolidated Adjusted EBITDA less minority interest expense to consolidated interest expense was unchanged.
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
8% Senior Notes In December 2009, the Company completed a cash tender offer (the “2009 Tender Offer”) for any and all of its outstanding 7 1/4% Notes issued in December of 2004, and issued $190,000 of 8.0% senior notes due in 2016 in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended. The Company used the proceeds from this transaction, its term loan facility and existing cash to complete the 2009 Tender Offer. The Notes were issued at 98.7% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the notes.

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
On July 3, 2013 the delayed draw term loan facility was utilized, of which the proceeds were used to redeem $80,000 in aggregate principal amount of the Company's outstanding 8% Senior Notes that were originally issued in December 2009 as a cash tender offer for any and all of its outstanding 7 1/4% Notes originally issued in December of 2004. The delayed draw term loan facility converted into, and matched the terms of, the new $340,000 term loan facility. If any of the Notes remain outstanding on September 1, 2016, then the maturity date of all loans under the Credit Agreement will be September 1, 2016.
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
The Credit Agreement also contains a leverage ratio covenant requiring the Company to maintain a maximum ratio of consolidated total debt to consolidated adjusted EBITDA expense that ranges from 4.95 to 1.00 to 4.30 to 1.00. At December 31, 2014, the Credit Agreement requires a maximum leverage ratio of not more than 4.90 to 1.00. The Credit Agreement eliminated the interest coverage ratio covenant which the Company was subject to maintain prior to the refinancing. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the Credit Agreement.
As a result of the debt refinancing transaction, the Company recognized a loss on extinguishment totaling $17,069 resulting from the write-off of unamortized deferred financing costs and the discount related to the former credit facility.
As of December 31, 2013, there was $485,122 outstanding under the term loan facility, $19,000 in borrowings under the new revolving credit facility, and $4,901 letters of credit outstanding. As of December 31, 2013, the Company’s ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 3.59 to 1.00.
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
As of December 31, 2014, our ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 3.61 to 1.00.
The maturities of long-term debt as of December 31, 2014 are as follows:

	Bank Credit Facilities
	Term Loan	Revolving Credit Facility	Equipment Loans	Total
Year ending December 31:
2015	4,900	—	10,593	15,493
2016	4,900	—	6,769	11,669
2017	4,900	2,000	3,956	10,856
2018	4,900	—	1,708	6,608
2019	463,225	—	1,290	464,515
Thereafter	—	—	304	304
	$482,825	$2,000	$24,620	$509,445

10. (Loss) Income Per Common Share
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

The following table sets forth the computation of basic and diluted loss per share (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2012	2013	2014
Numerator:
Net (loss) income attributable to Alliance HealthCare Services, Inc.	$(11,938)	$(21,483)	$10,618
Denominator:
Weighted-average shares-basic	10,624	10,634	10,669
Effect of dilutive securities:
Employee stock options	—	—	167
Weighted-average shares-diluted	10,624	10,634	10,836
(Loss) income per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(1.12)	$(2.02)	$1.00
Diluted	$(1.12)	$(2.02)	$0.98
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	757	176	337
Average exercise price per share that exceeds average market price of common stock	$17.72	$35.02	$34.75
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
Cash Flow Hedges
Interest Rate Cash Flow Hedges
The Company has entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. At December 31, 2013 and 2014, the Company had interest rate swap and cap agreements to hedge approximately $260,315 and $258,729 of its variable rate bank debt, respectively, or 49.1% and 51.0% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $106 from accumulated other comprehensive income (loss) to interest expense and other, net.
In the first quarter of 2010, the Company entered into three interest rate cap agreements, in accordance with Company policy, to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The interest rate cap agreements, matured in February 2014 with a total notional amount of $150,000 and were de-designated as cash flow hedges associated with the Company’s variable rate bank debt in the fourth quarter of 2013.

In the second quarter of 2011, the Company acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of USR. One of the USR Swaps, which matures in October 2015, had a notional amount of $871 as of December 31, 2014. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap matured in April 2014. As a result of the acquisition of USR, the USR Swaps were de-designated, hedge accounting was terminated and all further changes in the fair market value of these swaps are being recorded in interest expense and other, net.

In the fourth quarter of 2012, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in December 2017, had a notional amount of $3,236 as of December 31, 2014. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.50% and pays a fixed rate of 3.75%. The net effect of the hedge is to convert interest expense to a fixed rate of 3.75%, as the underlying debt incurred interest based on one-month LIBOR plus 2.50%.
In the first quarter of 2013, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in April 2018, had a notional amount of $2,930 as of December 31, 2014. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.00% and pays a fixed rate of 2.873%. The net effect of the hedge is to convert interest expense to a fixed rate of 2.873%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%.
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
In the fourth quarter of 2014, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in November 2019, had a notional amount of $1,691 as of December 31, 2014. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 1.34%. The net effect of the hedge is to convert interest expense to a fixed rate of 1.34%, as the underlying debt incurred interest based on one-month LIBOR.
Quantitative information about the Company’s derivatives’ impact on performance and operations is provided below:

	Asset Derivatives
	Fair Value as of December 31,
	Balance Sheet Location	2013	2014
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$811	$228

	Liability Derivatives
	Fair Value as of December 31,
	Balance Sheet Location	2013	2014
Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$46	$10
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$58	$36

The Effect of Designated Derivative Instruments on the Statement of Operations
For the Year Ended December 31, 2013

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$30	Interest expense and other, net	$(1,014)	Interest expense and other, net	$—
Total	$30		$(1,014)		$—

 The Effect of Non-Designated Derivative Instruments on the Statement of Operations
For the Year Ended December 31, 2013

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(7)

The Effect of Designated Derivative Instruments on the Statement of Operations
For the Year Ended December 31, 2014

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(552)	Interest expense and other, net	$(109)	Interest expense and other, net	$(2)
Total	$(552)		$(109)		$(2)

 The Effect of Non-Designated Derivative Instruments on the Statement of Operations
For the Year Ended December 31, 2014

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest expense and other, net	$(2)

12. Commitments and Contingencies
The Company has maintenance contracts with its equipment vendors for substantially all of its diagnostic imaging and radiation oncology equipment. The contracts are between one and five years from inception and extend through the year 2016, but may be canceled by the Company under certain circumstances. The Company's total contract payments for the years ended December 31, 2012, 2013 and 2014 were $48,911, $39,209 and $38,860, respectively. At December 31, 2014, the Company had binding equipment purchase commitments totaling $30,731.

The Company leases office and warehouse space and certain equipment under non-cancelable operating leases. The office and warehouse leases generally call for minimum monthly payments plus maintenance and inflationary increases. The future minimum payments under such leases are as follows:

Year ending December 31:
2015	$14,383
2016	12,870
2017	3,489
2018	2,655
2019	2,087
Thereafter	7,920
$43,404
The Company's total rental expense, which includes short-term equipment rentals, for the years ended December 31, 2012, 2013 and 2014 was $9,643, $15,760 and $16,814, respectively.
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
Historically, payments made related to these indemnifications have been immaterial. At December 31, 2014, the Company has determined that no liability is necessary related to these guarantees and indemnities.
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
In June 2012, Pacific Coast Cardiology (“PCC”) d/b/a Pacific Coast Imaging, Emanuel Shaoulian, MD, Inc., and Michael M. Radin, MD, Inc. filed a lawsuit in California state court against the Company and other defendants. The complaint asserted a number of claims related to managements decision not to purchase PCC in 2010, and also separately sought a determination regarding an amount the Company contends was owed to us by PCC pursuant to a previous contractual arrangement. In July 2014, the Company entered into a settlement agreement for an amount that is not material to its consolidated results of operations, financial position, or cash flows, for which it had previously recorded an accrual. The Court approved the settlement on August 11, 2014.
 On November 9, 2012, U.S. Radiosurgery, LLC (“USR”) a subsidiary of the Company, received a grand jury subpoena issued by the United States Attorney's Office for the Middle District of Tennessee seeking documents related to USR and its financial relationships with physicians and other healthcare providers. The federal government has informed the Company that this matter has been closed.
On March 27, 2013, the Company was served with a lawsuit filed in U.S. District Court for the Northern District of Mississippi by Superior MRI Services, Inc.  The plaintiff is an alleged successor in interest to a former local competitor, P&L Contracting, Inc.  Plaintiff alleges the Company disregarded Mississippi CON rules and regulations by operating without obtaining the appropriate authority, and is seeking in excess of $1,000 in damages as well as requesting injunctive relief. In January 2014, the District Court dismissed plaintiff’s complaint on a number of procedural and substantive grounds. The plaintiff subsequently appealed the District Court’s ruling to the Fifth Circuit Court of Appeals. On February 18, 2015, the Fifth Circuit Court of Appeals affirmed the District Court’s dismissal, thereby, effectively concluding this case in Alliance’s favor.
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

13. 401(k) Savings Plan
Under the Company's 401(k) Savings Plan (the “Plan”), all employees who are over 21 years of age are eligible to participate after attaining three months of service. Employees may contribute between 1% and 25% of their annual compensation, subject to Internal Revenue Code limitations. For the years ended December 31, 2012 and 2013, the Company did not match any employee contributions to the Plan. In 2014, the Company accrued $492 to the Plan for employee services rendered in 2014, which will be contributed in 2015. The Company may also make discretionary contributions depending on profitability. No discretionary contributions were made in 2012, 2013 and 2014.
14. Income Taxes
The income tax (benefit) expense shown in the Consolidated Statements of Operations and Comprehensive Income (Loss) consists of the following:

	Year Ended December 31,
	2012	2013	2014
Current:
Federal	$951	$92	$239
State	7	228	334
Total current	958	320	573
Deferred:
Federal	(6,709)	(10,681)	5,858
State	(959)	(2,037)	896
Total deferred	(7,668)	(12,718)	6,754
Total income tax (benefit) expense	$(6,710)	$(12,398)	$7,327
Significant components of the Company’s net deferred tax assets (liabilities) at December 31 are as follows:

	2013	2014
Basis differences in equipment	$(37,531)	$(29,107)
Basis differences in intangible assets	13,679	2,479
Net operating losses	8,683	5,672
Accounts receivable	1,916	1,671
State income taxes	324	623
Accruals not currently deductible for income tax purposes	9,450	8,057
Basis differences associated with acquired investments	(14,390)	(14,308)
Other	4,445	4,907
Total deferred taxes	(13,424)	(20,006)
Valuation allowance	—	—
Net deferred taxes	$(13,424)	$(20,006)
Current deferred tax asset	$21,849	$16,834
Noncurrent deferred tax liability	(35,273)	(36,840)
Net deferred taxes	$(13,424)	$(20,006)
A reconciliation of expected total income tax (benefit) expense, computed using the federal statutory rate on income is as follows:

	Year Ended December 31,
	2012	2013	2014
U.S. Federal tax benefit at statutory rates	$(4,386)	$(9,265)	$9,861
State income taxes, net of federal benefit	(619)	(1,175)	800
Earnings from unconsolidated investees	1,633	1,971	1,629
Noncontrolling interest	(3,771)	(4,564)	(5,209)
Other	433	635	246
Income tax (benefit) expense	$(6,710)	$(12,398)	$7,327
As of December 31, 2014, the Company had net operating loss ("NOL") carryforwards of approximately $13,969 and $13,170 for federal and state income tax purposes, respectively. These loss carryforwards will expire at various dates from 2015 through 2031. As of December 31, 2014, the Company also had alternative minimum tax credit carryforwards of $4,674 with no expiration date.
As of December 31, 2014, the Company has provided a liability for $269 of unrecognized tax benefits related to various federal and state income tax matters. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $229.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2013	2014
Unrecognized tax benefits at January 1	$652	$428	$287
Increases for positions taken in current year	58	41	64
Increases for positions taken in a prior year	—	—	31
Decreases for positions taken in a prior year	(20)	(15)	—
Decreases for lapses in the applicable statute of limitations	(262)	(167)	(113)
Decreases for settlements with taxing authorities	—	—	—
Unrecognized tax benefits at December 31	$428	$287	$269
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2014, the Company had approximately $12 in accrued interest and penalties related to unrecognized tax benefits.
The Company is subject to United States federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2011 through 2014. The Company’s and its subsidiaries’ state income tax returns are open to audit under the applicable statutes of limitations for the years ended December 31, 2010 through 2014. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
15. Related-Party Transactions
On April 16, 2007, Oaktree and MTS purchased 4,900,301 shares of the Company’s common stock. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. At December 31, 2014, Oaktree and MTS owned in the aggregate approximately 50.5% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.
Revenues from management agreements with unconsolidated equity investees were $9,194, $9,564 and $9,134 during the years ended December 31, 2012, 2013 and 2014, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which are included in the management agreement revenue, who reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as cost of revenues and the reimbursement as revenue in its Consolidated Statements of Operations and Comprehensive Income (Loss). For the years ended December 31, 2012, 2013 and 2014, the amounts of the revenues and expenses were $7,457, $7,781 and $7,320, respectively.
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

16. Investments in Unconsolidated Investees
The Company has direct ownership in three unconsolidated investees at December 31, 2014. The Company owns between 15% and 50% of these investees, and provides management services under agreements with three of these investees, expiring at various dates through 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.
At December 31, 2013 and 2014, the Company has a total investment of $7,722 and $7,130, respectively, in its unconsolidated investees, which is in other assets on the Company's Consolidated Balance Sheets.

Set forth below are certain financial data for Alliance-HNI, LLC and Subsidiaries, one of the Company’s unconsolidated investees:

	December 31, 2013	December 31, 2014
Balance Sheet Data:
Current assets	$4,650	$4,721
Noncurrent assets	9,732	9,257
Current liabilities	2,810	2,773
Noncurrent liabilities	2,757	3,272

	Year Ended December 31,
	2012	2013	2014
Operating Results:
Revenues	$17,959	$17,635	$16,812
Expenses	10,090	9,055	9,879
Net income	7,869	8,580	6,933
Earnings from unconsolidated investee	3,735	4,480	3,467

Set forth below are certain financial data for the aggregate of the Company’s unconsolidated investees, including Alliance-HNI, LLC and Subsidiaries:

	December 31, 2013	December 31, 2014
Balance Sheet Data:
Current assets	$7,188	$8,687
Noncurrent assets	11,058	10,108
Current liabilities	3,569	3,760
Noncurrent liabilities	3,382	3,395

	Year Ended December 31,
	2012	2013	2014
Combined Operating Results:
Revenues	$27,228	$27,614	$27,735
Expenses	14,607	12,721	13,597
Net income	12,621	14,893	14,138
Earnings from unconsolidated investees	4,667	5,630	4,654

17. Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. In accordance with ASC 280, “Segment Reporting,” and based on the nature of the financial information that is received by the CODM, the Company operates in two operating segments, which are also its two reportable segments, Imaging and Radiation Oncology, based on similar economic and other characteristics. Each of these segments, on a stand-alone basis, provide and make available their respective medical services in similar settings, and operate within a singular regulatory environment. Further, management assesses our segment operations and each segments' degree of efficiency and performance based on this structure of financial reporting, and primarily makes operating decisions from these reportable segment results.
The Radiology segment is comprised of diagnostic imaging services including MRI, PET/CT and other imaging services. The Radiation Oncology segment is comprised of radiation oncology services. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on Revenue, Segment Income and Net Income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of the notes to the Consolidated Financial Statements.
The following table summarizes the Company’s revenue by segment:

	Year Ended December 31,
	2012	2013	2014
Revenue
Radiology	$389,086	$370,968	$343,463
Radiation Oncology	83,172	77,863	92,924
Total	$472,258	$448,831	$436,387

The following are components of revenue:

	Year Ended December 31,
	2012	2013	2014
Revenue
MRI revenue	$196,073	$187,207	$180,814
PET/CT revenue	154,849	145,027	133,224
Radiation Oncology revenue	83,172	77,863	92,924
Other modalities and other revenue	38,164	38,734	29,425
Total	$472,258	$448,831	$436,387

Segment income represents net income (loss) before income taxes; interest expense and other, net; amortization expense; depreciation expense; share-based payment; severance and related costs; noncontrolling interest in subsidiaries; restructuring charges; transaction costs; impairment charges and other non-cash charges. Segment income is the most frequently used measure of each segment’s performance and is commonly used in setting performance goals. The following table summarizes the Company’s segment income:

	Year Ended December 31,
	2012	2013	2014
Segment income
Radiology	$134,798	$128,247	$104,681
Radiation Oncology	36,719	34,752	41,846
Corporate / Other	(17,121)	(15,578)	(10,772)
Total	$154,396	$147,421	$135,755
The reconciliation of Net (loss) income to total segment income is shown below:

	Year Ended December 31,
	2012	2013	2014
Net (loss) income attributable to Alliance HealthCare Services, Inc.	$(11,938)	$(21,483)	$10,618
Income tax (benefit) expense	(6,710)	(12,398)	7,327
Interest expense and other, net	54,101	39,170	24,693
Amortization expense	15,861	10,973	7,880
Depreciation expense	79,333	66,319	54,971
Share-based payment (included in selling, general and administrative expenses)	724	1,487	1,515
Severance and related costs	—	—	2,517
Noncontrolling interest in subsidiaries	10,775	13,041	14,883
Restructuring charges (Note 3)	6,715	7,182	2,602
Transaction costs	494	465	2,344
Impairment charges	—	13,031	308
Loss on extinguishment of debt	—	26,018	—
Legal settlements	4,793	3,067	5,587
Other non-cash charges (included in other income and expense, net)	248	549	510
Total segment income	$154,396	$147,421	$135,755
Net (loss) income for the Radiology and Radiation Oncology segments does not include charges for interest expense, net of interest income, income taxes or certain selling, general and administrative expenses. These costs are charged against the Corporate / Other segment. The following table summarizes the Company’s net income (loss) by segment:

	Year Ended December 31,
	2012	2013	2014
Net (loss) income
Radiology	$50,173	$56,881	$55,903
Radiation Oncology	9,358	6,048	16,242
Corporate / Other	(71,469)	(84,412)	(61,527)
Total	$(11,938)	$(21,483)	$10,618

The following table summarizes the Company’s identifiable assets by segment:

	As of December 31,
	2012	2013	2014
Identifiable assets
Radiology	$282,906	$240,317	$229,141
Radiation Oncology	176,353	158,216	182,880
Corporate / Other	100,882	91,314	88,864
Total	$560,141	$489,847	$500,885

The following table summarizes the Company’s goodwill by segment:

	Radiology	Radiation Oncology	Corporate / Other	Total
Balance at January 1, 2013	$41,684	$14,809	$—	$56,493
Goodwill acquired during the period	—	—	—	—
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	482	—	—	482
Balance at December 31, 2013	$42,166	$14,809	$—	$56,975
Goodwill acquired during the period	—	6,889	—	6,889
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	—	—	—	—
Balance at December 31, 2014	$42,166	$21,698	$—	$63,864

Gross goodwill	$196,508	$41,600	$—	$238,108
Accumulated impairment charges	(154,342)	(19,902)	—	(174,244)
Balance at December 31, 2014	$42,166	$21,698	$—	$63,864
Capital expenditures in the Radiology, Radiation Oncology and Corporate segments were $19,696, $14,337 and $3,531 respectively for the year ended December 31 ,2012, $21,288, $762, and $4,998 respectively, for the year ended December 31, 2013, and $18,211, $3,944, and $10,081 respectively, for the year ended December 31, 2014.

18. Subsequent Events
On February. 18, 2015, the Company consummated its new partnership with The Pain Center of Arizona, PC (TPC), specializing in the diagnosis and treatment of chronic pain disorders. TPC currently operates 12 locations statewide. As a part of the transaction, the Company gained an ownership interest in TPC’s affiliated billing and collection company. The Company acquired a 59% ownership stake for approximately $27,000 in cash and its proportion of assumed debt of approximately $2,900. The terms of the agreement also include a potential future earn out provision due to TPC in the event TPC's financial performance meets certain milestones.

19. Quarterly Financial Data (Unaudited)
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

	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2013	2013	2013	2013
Revenues	$110,382	$114,418	$113,375	$110,656
Cost of revenues, excluding depreciation and amortization	60,639	60,094	59,701	58,963
Loss before income taxes, earnings from unconsolidated investees and noncontrolling interest	(1,460)	(18,058)	(2,407)	(4,545)
Net income (loss)	412	(9,455)	1,332	(731)
Net loss attributable to Alliance HealthCare Services, Inc.	(2,418)	(12,964)	(2,070)	(4,031)
Loss per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(0.23)	$(1.22)	$(0.19)	$(0.38)
Diluted	$(0.23)	$(1.22)	$(0.19)	$(0.38)
	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2014	2014	2014	2014
Revenues	$105,365	$111,238	$110,137	$109,647
Cost of revenues, excluding depreciation and amortization	56,940	59,627	59,401	61,452
Income before income taxes, earnings from unconsolidated investees and noncontrolling interest	5,489	7,380	9,583	5,722
Net income	4,980	6,820	7,854	5,847
Net income attributable to Alliance HealthCare Services, Inc.	1,931	2,784	4,011	1,892
Income per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.18	$0.26	$0.37	$0.19
Diluted	$0.18	$0.26	$0.37	$0.17
The Company experiences seasonality in the revenues and margins generated for its services. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue is affected primarily by fewer calendar days and inclement weather, typically resulting in fewer patients being scanned or treated during the period. Fourth quarter revenues are affected by holiday and client and patient vacation schedules, resulting in fewer scans or treatments during the period. The variability in margins is higher than the variability in revenues due to the fixed nature of our costs. The Company also experiences fluctuations in the revenues and margins generated due to acquisition activity and general economic conditions, including recession or economic slowdown. For information regarding impairment charges recorded in 2013 and 2014, see Note 6 of the Notes to the Consolidated Financial Statements.

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
Management has used the framework set forth in the report entitled Internal Control—Integrated Framework (2013) published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. Our internal control over financial reporting as of December 31, 2014, has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
Management has determined that, as of December 31, 2014, there has been no change in our internal control over financial reporting during the last fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Alliance HealthCare Services, Inc.
Newport Beach, California
We have audited the internal control over financial reporting of Alliance HealthCare Services, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the consolidated financial statement schedule as of and for the year ended December 31, 2014 of the Company, and our report dated March 16, 2015, expressed an unqualified opinion on those consolidated financial statements and the consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 16, 2015

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K, other than that relating to identification of our executive officers, will be included in our 2015 definitive proxy statement and is incorporated herein by reference. The information required by Item 10 of Form 10-K relating to identification of our executive officers is incorporated by reference from Item 1 of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K will be included in our 2015 definitive proxy statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS
The information required by Item 12 of Form 10-K with respect to security ownership of certain beneficial owners and management will be included in our 2015 definitive proxy statement and is incorporated herein by reference.
The information required by Item 12 of Form 10-K with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K will be included in our 2015 definitive proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 of Form 10-K will be included in our 2015 definitive proxy statement and is incorporated herein by reference.

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
The following Financial Statement Schedule for the years ended December 31, 2014, 2013 and 2012 is set forth on page 111 of this report on Form 10-K:
Schedule II—Valuation and Qualifying Accounts
All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes for the years ended December 31, 2014, 2013 and 2012.

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

101
The following materials from Alliance’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (b) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012; (c) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; (d) Consolidated Statements of Changes in Shareholders' Equity (Deficit); and (e) Notes to Consolidated Financial Statements.(1)

_________________

(1)	Filed herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE HEALTHCARE SERVICES, INC.

March 16, 2015	By:	/s/ PERCY C. TOMLINSON
Percy C. Tomlinson
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2015.
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

Signature	Title
/s/ PERCY C. TOMLINSON
Percy C. Tomlinson	Chief Executive Officer (Principal Executive Officer)
/S/ HOWARD K. AIHARA
Howard K. Aihara	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/S/ LARRY C. BUCKELEW
Larry C. Buckelew	Chairman of the Board of Directors
/S/ SCOTT A. BARTOS
Scott A. Bartos	Director
/S/ AARON A. BENDIKSON
Aaron A. Bendikson	Director
/S/ NEIL F. DIMICK
Neil F. Dimick	Director
/S/ MICHAEL P. HARMON
Michael P. Harmon	Director
/S/ CURTIS S. LANE
Curtis S. Lane	Director
/S/ EDWARD L. SAMEK
Edward L. Samek	Director
/S/ PAUL S. VIVIANO
Paul S. Viviano	Director

ALLIANCE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions (Bad Debt Write-offs, net of Recoveries)	Balance at End of Period
Year ended December 31, 2014
Allowance for Doubtful Accounts	$5,158	$2,634	$(3,737)	$4,055
Year ended December 31, 2013
Allowance for Doubtful Accounts	$5,317	$3,415	$(3,574)	$5,158
Year ended December 31, 2012
Allowance for Doubtful Accounts	$7,914	$2,871	$(5,468)	$5,317