Form 10-Q
period 2015-03-31
Alliance HealthCare Services, Inc
filed 2015-05-11
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 11, 2015, there were 10,748,109 shares of common stock, par value $.01 per share, outstanding.

ALLIANCE HEALTHCARE SERVICES, INC.
FORM 10-Q
March 31, 2015

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	December 31, 2014	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$33,033	$31,489
Accounts receivable, net of allowance for doubtful accounts	62,503	64,577
Deferred income taxes	16,834	16,834
Prepaid expenses	12,527	12,441
Other receivables	5,686	2,569
Total current assets	130,583	127,910
Equipment, at cost	827,638	844,596
Less accumulated depreciation	(678,291)	(685,734)
Equipment, net	149,347	158,862
Goodwill	63,864	86,474
Other intangible assets, net	115,930	138,495
Deferred financing costs, net	8,119	7,790
Other assets	33,042	32,109
Total assets	$500,885	$551,640
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,109	$13,841
Accrued compensation and related expenses	19,808	16,890
Accrued interest payable	3,154	3,132
Other accrued liabilities	26,542	27,863
Current portion of long-term debt	15,512	19,438
Total current liabilities	77,125	81,164
Long-term debt, net of current portion	491,777	514,888
Other liabilities	6,623	6,564
Deferred income taxes	36,840	37,936
Total liabilities	612,365	640,552
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock	107	107
Treasury stock	(3,138)	(3,138)
Additional paid-in capital	27,653	27,966
Accumulated comprehensive loss	(351)	(479)
Accumulated deficit	(194,091)	(192,340)
Total stockholders’ deficit attributable to Alliance HealthCare Services, Inc.	(169,820)	(167,884)
Noncontrolling interest	58,340	78,972
Total stockholders’ deficit	(111,480)	(88,912)
Total liabilities and stockholders’ deficit	$500,885	$551,640

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share amounts)

	Quarter Ended
	March 31,
	2014	2015
Revenues	$105,365	$109,429
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	56,940	61,886
Selling, general and administrative expenses	18,739	20,955
Transaction costs	2	419
Severance and related costs	133	259
Impairment charges	—	76
Depreciation expense	15,795	11,633
Amortization expense	1,952	2,035
Interest expense and other, net	6,238	6,018
Other expense (income), net	77	(359)
Total costs and expenses	99,876	102,922
Income before income taxes, earnings from unconsolidated investees, and noncontrolling interest	5,489	6,507
Income tax expense	1,507	1,572
Earnings from unconsolidated investees	(998)	(1,163)
Net income	4,980	6,098
Less: Net income attributable to noncontrolling interest	(3,049)	(4,347)
Net income attributable to Alliance HealthCare Services, Inc.	$1,931	$1,751
Comprehensive income, net of taxes:
Net income attributable to Alliance HealthCare Services, Inc.	$1,931	$1,751
Unrealized gain (loss) on hedging transactions, net of taxes	20	(128)
Comprehensive income, net of taxes	$1,951	$1,623
Income per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.18	$0.16
Diluted	$0.18	$0.16
Weighted-average number of shares of common stock and common stock equivalents:
Basic	10,666	10,714
Diluted	10,890	10,842
See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three Months Ended
	March 31,
Operating activities:	2014	2015
Net income	$4,980	$6,098
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	553	438
Share-based payment	334	389
Depreciation and amortization	17,747	13,668
Amortization of deferred financing costs	478	483
Accretion of discount on long-term debt	111	114
Adjustment of derivatives to fair value	31	72
Distributions (less) more than undistributed earnings from investees	96	254
Deferred income taxes	421	1,096
Gain on sale of assets	141	—
Impairment charges	—	76
Excess tax benefit from share-based payment arrangements	—	5
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	1,434	1,928
Prepaid expenses	1,919	(45)
Other receivables	422	(2)
Other assets	167	1,326
Accounts payable	(3,604)	563
Accrued compensation and related expenses	(8,314)	(4,066)
Accrued interest payable	1,463	(22)
Income taxes payable	6	—
Other accrued liabilities	573	(1,597)
Net cash provided by operating activities	18,958	20,778
Investing activities:
Equipment purchases	(5,735)	(7,565)
Decrease (increase) in deposits on equipment	1,507	(1,836)
Acquisitions, net of cash received	—	(23,630)
Proceeds from sale of assets	142	120
Net cash used in investing activities	(4,086)	(32,911)
Financing activities:
Principal payments on equipment debt	(2,866)	(1,973)
Principal payments on term loan facility	(1,225)	(6,126)
Principal payments on revolving loan facility	(27,000)	—
Proceeds from revolving loan facility	16,000	23,000
Noncontrolling interest in subsidiaries	(3,771)	(4,313)
Equity purchase of noncontrolling interest	(1,500)	—
Excess tax benefit from share-based payment arrangements	—	(5)
Proceeds from shared-based payment arrangements	55	6
Purchase of treasury stock	(140)	—
Net cash (used in) provided by financing activities	(20,447)	10,589
Net decrease in cash and cash equivalents	(5,575)	(1,544)
Cash and cash equivalents, beginning of period	34,702	33,033
Cash and cash equivalents, end of period	$29,127	$31,489

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2014	2015
Supplemental disclosure of cash flow information:
Interest paid	$4,338	$5,427
Income taxes paid, net of refunds	46	40
Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations related to the purchase of equipment	$—	$1,294
Comprehensive income (loss) from hedging transactions, net of taxes	20	(128)
Equipment purchases in accounts payable	531	1,225
Noncontrolling interest assumed in connection with acquisitions (Note 2)	—	20,598
Adjustment to equity of noncontrolling interest	1,700	—
Debt related to purchase of equipment	—	3,025
Debt related to purchase of deposits on equipment	—	4,069
Debt related to other assets	—	854
Extinguishment of note receivable (Note 2)	—	3,071
See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates
Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance HealthCare Services, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2014.
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
2. Transactions

Restructuring Plan
During the three months ended March 31, 2015, the Company recorded $255 related to restructuring charges, of which the Company recorded $55 in Selling, general and administrative expenses, and $200 in Cost of revenues, excluding depreciation and amortization. The Company also recorded $259 in Severance and related costs. During the three months ended March 31, 2014, the Company recorded $1,025 related to restructuring charges, of which the Company recorded $704 in Selling, general and administrative expenses; $133 in Severance and related costs, primarily as a result of the departure of one of its executive officers during the second quarter of 2014; and $188 in Cost of revenues, excluding depreciation and amortization.

Acquisition of The Pain Center of Arizona
On February 17, 2015, the Company purchased approximately 59% membership interest in The Pain Center of Arizona ("TPC"), a comprehensive full-time pain management medical practice with 12 locations within the state of Arizona. The acquisition took place in two stages: a purchase of a 60.0% membership interest in TPC by the Company, and a 50.0% membership interest in Medical Practice Innovations, Inc. (“MPI”), followed by a transfer of MPI assets to TPC. The MPI transaction diluted the ownership interests of TPC, with the Company retaining approximately 59% membership interest in TPC. The purchase price consisted of $23,630 in cash, net of $691 cash acquired, and net of extinguishment of $3,071 of related-party notes receivable. The Company financed this acquisition using the revolving line of credit.

The following table summarizes recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

Cash received	$691
Accounts receivable, net	4,440
Equipment, net	3,346
Other assets	416
Goodwill	22,610
Identifiable intangible assets	24,600
Debt	(2,781)
Other liabilities	(3,531)
Noncontrolling interest	(20,598)
Cash consideration paid	$29,193

As a result of this acquisition, the Company recorded goodwill of $22,610. In addition, the Company recorded intangible assets of $24,600, of which $13,500 was assigned to physician referral network and $11,100 was assigned to trademarks, which are all being amortized over 20 years. The Company recorded the intangible assets at fair value at the acquisition date, which was estimated using the income approach. A portion of the recorded goodwill and intangible assets is being amortized over 15 years for tax purposes. The fair value of noncontrolling interest related to this transaction was $20,598 as of the acquisition date. To estimate the fair value of noncontrolling interest, the Company used the implied fair value based on the Company's ownership percentage. The results for the three months ended March 31, 2015 included $3,855 of revenue and $271 of net income generated by TPC. The historical results of operations of the business acquired during the three months ended March 31, 2015 are not material, and accordingly, pro forma financial information is not presented.

The values assigned to the various assets and liabilities acquired in this transaction are preliminary and may be subject to adjustment as the calculation of their respective fair values could be subject to change.

The agreement includes contingent consideration arrangements, which are based on performance of the 12-month period following the transaction date. The fair value of these contingent consideration arrangements of $1,800 was estimated using probability-adjusted performance estimates as of March 31, 2015.
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

Stock Option Plans and Awards
In November 1999, the Company adopted an employee stock option plan (as amended and restated, the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 2,205,000 shares have become available for grant. As of March 31, 2015, a total of 472,391 shares remained available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant. All options have 10-year terms. Options granted after January 1, 2008 are typically time based and vest in equal traunches over three or four years. During the year ended December 31, 2014 and the three months ended March 31, 2015 there were no options in which vesting was accelerated. Prior to January 1, 2008, stock options granted under the 1999 Equity Plan to employees were always time options which vest 5% in the first year, 20% in the second year and 25% in years three through five.
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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Three months ended March 31,
	2014	2015
Risk free interest rate	1.83%	1.65%
Expected dividend yield	—%	—%
Expected stock price volatility	66.3%	65.2%
Average expected life (in years)	6.00	6.00
The Company calculates its stock price volatility and average expected life based on its own historical data. The risk free interest rates are based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award.

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	633,898	$21.39
Granted	83,514	23.91
Exercised	(1,000)	6.20
Canceled	(23,500)	61.75
Outstanding at March 31, 2015	692,912	$20.36	6.28	$4,510
Vested and expected to vest in the future at March 31, 2015	666,254	$20.21	6.20	$4,487
Exercisable at March 31, 2015	473,363	$18.39	5.34	$4,180
The weighted average grant date fair value of options granted during the three months ended March 31, 2014 and 2015 was $17.56 per share and $14.25 per share, respectively. Total stock options exercised was 1,000 during the three months ended March 31, 2015. There were 7,667 options exercised during the three months ended March 31, 2014.
The following table summarizes the Company’s unvested stock option activity:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2015	197,899	$12.13
Granted	83,514	14.25
Vested	(61,864)	6.02
Canceled	—	—
Unvested at March 31, 2015	219,549	$14.69
At March 31, 2015, the total unrecognized fair value share-based payment related to unvested stock options granted to employees was $2,353, which is expected to be recognized over a remaining weighted-average period of 2.30 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the consolidated statements of operations and comprehensive income. The total fair value of shares vested during the three months ended March 31, 2014 and 2015 was $360 and $372, respectively.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

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
For the three months ended March 31, 2014 and 2015, the Company recorded share-based payment related to restricted stock awards of $92 and $172, respectively. There were no shares of restricted stock granted during the three months ended March 31, 2014.
Restricted stock units ("RSU") totaling 25,000 were granted to the Company's Chief Executive Officer in the third quarter of 2014, which vest based upon achieving certain market performance conditions. Specifically, the Company's closing stock price per common share must equal or exceed a value of $40.00 per share for 10 consecutive days between the dates of January 1, 2015 and April 21, 2017. If these conditions are not achieved before April 21, 2017, these RSUs will expire. In accordance with ASC 718, expense related to restricted stock units that vest based on achieving a market condition should not be recognized until the derived vesting period has been met, and at such time the derived vesting period becomes the requisite service period. Since the market condition has not been met, and is currently not probable of being met based on the current market condition, the Company has not recognized any expense related to these RSUs.
The following table summarizes the Company’s restricted stock activity:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2015	32,959	$20.99
Granted to employees	—	—
Granted to non-employee directors	—	—
Vested	—	—
Canceled	—	—
Unvested at March 31, 2015	32,959	$20.99
At March 31, 2015, there is no unrecognized fair value share-based payment expense related to restricted stock awards granted to employees. At March 31, 2015, the total unrecognized fair value share-based payment expense related to the restricted stock awards granted to unaffiliated directors was $517, which is expected to be recognized over a remaining weighted-average period of 0.75 years.

Directors' Compensation Program
In 2014 and 2015, under the compensation program for non-employee directors, non-employee directors earn an annual fee of $40 for their services as directors. In addition, each Unaffiliated Director received a restricted stock unit award on December 31 for the number of shares of our Common Stock having a value equal to $140, using the average share price of our Common Stock over the 15-day period preceding the grant date. These restricted stock unit awards vest on the first anniversary of their respective date of grant contingent upon the Unaffiliated Director's continued service to the Company through that date. In addition to the annual fee for all non-employee directors, each Affiliated Director receives additional annual cash compensation of $140, paid in one annual installment, for serving on the Board during 2014 and 2015.
Beginning October 1, 2013, the Chairman of the Board, Mr. Buckelew, is entitled to restricted stock units having a value equal to $138 as compensation for a service period of one year, for the 24 month period following his resignation as the Company's CEO. Also during 2014, non-employee directors who served as members of our Audit Committee

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

received an additional $15, and the non-employee director who served as Chairman of our Audit Committee received an additional $30. In 2014, non-employee directors who served as members of our Nominating Committee, Compensation Committee and Strategy & Finance Committee received an additional $5, and the non-employee director who served as Chairman of our Strategy and Finance Committee received an additional $25. In 2014, non-employee directors were reimbursed for travel expenses related to their Board service.
4. Recent Accounting Pronouncements
Revenue Recognition In May 2014, the FASB issued ASU number 2014-09, “Revenue from Contracts with Customers (Topic 606)" — to clarify and converge the revenue recognition principles under U.S. GAAP and IFRSs and to develop guidance that would streamline and enhance revenue recognition requirements while also providing a more robust framework for addressing revenue issues. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Key provisions of the ASU involve a 5-step model specific to recognizing revenue derived from customer contracts. In addition, ASU 2014-09 provides implementation guidance on several other important topics, including the accounting for certain revenue-related costs. The adoption of ASU 2014-09 is effective for publicly traded business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is not permitted. The Company is assessing the impact, if any, that the adoption of ASU 2014-09 may have on the Company's results of operations, cash flows, or financial position.

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
Debt The carrying amount of fixed and variable-rate borrowings at March 31, 2015 approximates fair value estimated based on current market rates and credit spreads for similar debt instruments.
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
The estimated fair values of the Company’s financial instruments are as follows:

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

	December 31, 2014		March 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$33,033	$33,033	$31,489	$31,489
Fixed-rate debt	13,015	13,878	23,814	24,070
Variable-rate debt	494,274	494,354	510,512	509,577
Contingent consideration related to acquisition	—	—	1,800	1,800
Derivative instruments - asset position	228	228	48	48
Derivative instruments - liability position	46	46	56	56
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

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 820 pricing levels as of March 31, 2015:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$31,489	$31,489	$—	$—
Interest rate contracts - asset position	48	—	48	—
Interest rate contracts - liability position	56	—	56	—
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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

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
6. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill are as follows:

Balance at January 1, 2014	$56,975
Goodwill acquired during the period	6,889
Impairment charges	—
Adjustments to goodwill during the period	—
Balance at December 31, 2014	63,864
Goodwill acquired during the period	22,610
Impairment charges	—
Adjustments to goodwill during the period	—
Balance at March 31, 2015	$86,474
Gross goodwill	$260,718
Accumulated impairment charges	(174,244)
Balance at March 31, 2015	$86,474

Intangible assets consisted of the following:

	December 31, 2014			March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$162,089	$(93,617)	$68,472	$175,589	$(95,440)	$80,149
Other	26,241	(21,758)	4,483	37,341	(21,970)	15,371
Total amortizing intangible assets	$188,330	$(115,375)	$72,955	$212,930	$(117,410)	$95,520
Intangible assets not subject to amortization			42,975			42,975
Total other intangible assets			$115,930			$138,495

In 2015, the Company intends to perform an annual impairment test in the fourth quarter for goodwill and indefinite life intangible assets based on the financial information as of September 30, absent of other events occurring or changes in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company compares the fair value of its reporting units to its carrying amount to determine if there is potential impairment. The fair value of the reporting unit is determined by an income approach and a market capitalization approach. Significant management judgment is required in the forecasts of future operating results that are used in the income approach. The estimates that the Company has used are consistent with the plans and estimates that it uses to manage its business. The Company bases its fair value estimates on forecasted revenue and operating costs which include a number of factors including, but not limited to, securing new customers, retention of existing customers, growth in imaging and radiation oncology revenues and the impact of continued cost savings initiatives. However, it is possible that plans and estimates may change. Based on financial information as of March 31, 2015, impairment testing was not required during the three months ended March 31, 2015. Although the Company concluded that no impairment was present in its intangible assets in the three months of 2015, the

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

Company intends to test its Goodwill and other intangibles assets for impairment during the fourth quarter of 2015, as described above.
The Company uses the estimated useful life to amortize customer contracts, which is a weighted-average of 15 years. Other intangible assets subject to amortization are estimated to have a weighted-average useful life of six years. Amortization expense for intangible assets subject to amortization was $1,952 and $2,035 for the quarters ended March 31, 2014 and 2015, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.
Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2015	$8,599
2016	7,904
2017	7,466
2018	7,105
2019	6,621
Thereafter	59,861
7. Other Accrued Liabilities
Other accrued liabilities consisted of the following:

	December 31, 2014	March 31, 2015
Accrued systems rental and maintenance costs	$1,586	$2,105
Accrued site rental fees	992	919
Accrued property and sales taxes payable	9,276	9,591
Accrued self-insurance expense	2,276	2,492
Deferred gain on sale of equipment	312	312
Other accrued expenses	12,100	12,444
Total	$26,542	$27,863
8. Long-Term Debt and Senior Subordinated Credit Facility
Long-term debt consisted of the following:

	December 31, 2014	March 31, 2015
Term loan facility	$482,825	$476,699
Discount on term loan facility	(2,156)	(2,042)
Revolving credit facility	2,000	25,000
Equipment debt	24,620	34,669
Long-term debt, including current portion	507,289	534,326
Less current portion	15,512	19,438
Long-term debt	$491,777	$514,888
Senior Secured Term Loan Refinancing
On June 3, 2013, the Company replaced its existing credit facility with a new senior secured credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement consists of (i) a $340,000, six-year term loan facility, (ii) a $50,000, five-year revolving loan facility,

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

including a $20,000 sublimit for letters of credit, (iii) uncommitted incremental loan facilities of $100,000 of revolving or term loans, plus an additional amount if our pro forma leverage ratio is less than or equal to 3.25, subject to receipt of lender commitments and satisfaction of specified conditions, and (iv) an $80,000 delayed draw term loan facility, which was required to be drawn within thirty days of June 3, 2013 and used for the redemption of $190,000 in aggregate principal amount of the Company's 8% Senior Notes.
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
The Credit Agreement also contains a leverage ratio covenant requiring the Company to maintain a maximum ratio of consolidated total debt to consolidated adjusted EBITDA expense that ranges from 4.95 to 1.00 to 4.30 to 1.00. For the quarter ended March 31, 2015, the Credit Agreement required a maximum leverage ratio of not more than 4.85 to 1.00. The Credit Agreement eliminated the interest coverage ratio covenant which the Company was subject to maintain prior to the refinancing. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the Credit Agreement.

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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2015
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
As of March 31, 2015, there was $476,699 outstanding under the new term loan facility and $25,000 borrowings under the new revolving credit facility. As of March 31, 2015, the Company’s ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 3.75 to 1.00.
During the first five and one half years after the closing date for the incremental term loan, the quarterly amortization payments of all term loans under the credit facility has increased to $1,225 from the previous amount of $1,050.
At March 31, 2015, the increase in the Company's current portion of long-term debt is primarily due to borrowings for the recent purchase of TPC and ongoing construction and equipment expenditures for its oncology division's joint venture with the Medical University of South Carolina ("MUSC"). Debt related to TPC was issued through the Company's revolving line of credit while debt related to MUSC has been funded through a line of credit exclusive of the Company's revolving line of credit, and will be converted to notes as phases of the project are completed.

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
9. Derivatives
The Company accounts for derivative instruments and hedging activities in accordance with the provisions of ASC 815, “Derivatives and Hedging.” Management generally designates derivatives in a hedge relationship with the identified exposure on the date the Company enters into a derivative contract, as disclosed below. The Company has only executed derivative instruments that are economic hedges of exposures that can qualify in hedge relationships under ASC 815. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally assesses effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, then measures and records ineffectiveness. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) because it is probable that the forecasted transaction will not occur, or (iv) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company’s derivatives are recorded on the balance sheet at their fair value. For additional information please see Note 5 of the Notes to the Condensed Consolidated Financial Statements. For derivatives accounted for as cash flow hedges, any effective unrealized gains or losses on fair value are included in comprehensive income (loss), net of tax, and any ineffective gains or losses are recognized in income immediately. Amounts recorded in comprehensive income are reclassified to earnings when the hedged item impacts earnings.
Cash Flow Hedges
Interest Rate Cash Flow Hedges
The Company has entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the three months ended March 31, 2014 and 2015, the Company had interest rate swap and cap agreements to hedge approximately $259,320 and $257,902 of its variable rate bank debt, respectively, or 50.4% and 48.3% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $195 from accumulated comprehensive loss to interest expense and other, net.
In the first quarter of 2010, the Company entered into three interest rate cap agreements, in accordance with Company policy, to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

interest rate cap agreements matured in February 2014, had a total notional amount of $150,000, and were de-designated as cash flow hedges associated with the Company’s variable rate bank debt in the fourth quarter of 2013.

In the second quarter of 2011, the Company acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of US Radiosurgery, LLC ("USR"). One of the USR Swaps, which matures in October 2015, had a notional amount of $610 as of March 31, 2015. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap matured in April 2014. As a result of the acquisition of USR, the USR Swap was de-designated, hedge accounting was terminated and all further changes in the fair market value of the swap is being recorded in interest expense and other, net.

In the fourth quarter of 2012, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in December 2017, had a notional amount of $2,976 as of March 31, 2015. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.50% and pays a fixed rate of 3.75%. The net effect of the hedge is to convert interest expense to a fixed rate of 3.75%, as the underlying debt incurred interest based on one-month LIBOR plus 2.50%.

In the first quarter of 2013, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in April 2018, had a notional amount of $2,710 as of March 31, 2015. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.00% and pays a fixed rate of 2.873%. The net effect of the hedge is to convert interest expense to a fixed rate of 2.873%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%.

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
In the fourth quarter of 2014, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in November 2019, had a notional amount of $1,605 as of March 31, 2015. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 1.34%. The net effect of the hedge is to convert interest expense to a fixed rate of 1.34%, as the underlying debt incurred interest based on one-month LIBOR.

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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

The Effect of Designated Derivative Instruments on the Statement of Operations For the Three Months Ended March 31, 2015
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(189)	Interest expense and other, net	$11	Interest expense and other, net	$1

The Effect of Non-Designated Derivative Instruments on the Statements of Operations for the three months ended March 31, 2014 and 2015 was immaterial.

10. Income Taxes
For the three months ended March 31, 2014, the Company recorded income tax expense of $1,507, or 43.8%, of the Company’s pretax income. For the three months ended March 31, 2015, the Company recorded income tax expense of $1,572, or 47.3%, of the Company’s pretax income. The Company’s effective tax rate for the three months ended March 31, 2015 differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.
As of March 31, 2015, the Company has provided a liability for $285 of unrecognized tax benefits related to various federal and state income tax matters. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $243.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2015, the Company had approximately $14 in accrued interest and penalties related to unrecognized tax benefits.
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
March 31, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended
	March 31,
	2014	2015
Numerator:
Net income attributable to Alliance HealthCare Services, Inc.	$1,931	$1,751
Denominator:
Weighted-average shares-basic	10,666	10,714
Effect of dilutive securities:
Employee stock options	224	128
Weighted-average shares-diluted	10,890	10,842
Income per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.18	$0.16
Diluted	$0.18	$0.16
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	135	310
Average exercise price per share that exceeds average market price of common stock	$44.29	$32.20
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At March 31, 2015, the Company has determined that no liability is necessary related to these guarantees and indemnities.
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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

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
13. Related-Party Transactions
On April 16, 2007, Oaktree and MTS purchased 4,900,301 shares of the Company’s common stock. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. At March 31, 2015, Oaktree and MTS owned in the aggregate approximately 50.7% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.
Revenues from management agreements with unconsolidated equity investees were $2,321 and $2,378 during the quarters ended March 31, 2014 and 2015, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which are included in the management agreement revenue, who reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as cost of revenues and the reimbursement as revenues in its condensed consolidated statements of operations and comprehensive income. For the quarters ended March 31, 2014 and 2015, the amounts of the revenues and expenses were $1,904 and $1,947, respectively.
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
On October 11, 2013, the Company obtained commitments from its current lenders with respect to a $70,000 incremental term loan under its Credit Agreement. On December 2, 2013, the Company borrowed $70,000 of the incremental term loans, and with such proceeds plus borrowings under its revolving line of credit and cash on hand, completed the redemption of all its outstanding Notes on December 4, 2013. Oaktree funded $10,000 of the $70,000 incremental term loan.
14. Investments in Unconsolidated Investees
The Company has direct ownership in three unconsolidated investees at March 31, 2015. The Company owns between 15% and 50% of these investees, and provides management services under agreements with these investees, expiring at various dates through 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

During 2014, in accordance with ASC 323, “Investments—Equity Method and Joint Ventures,” the Company wrote off its remaining investment in one of its unconsolidated investees that was originally acquired in 2011. The impairment charge totaled $236 and is related to the closure of one cancer center in the second quarter of 2014 due to the expiration of one of its non-compete agreements with the affiliated oncology physician. Impairment charges related to this event were taken in 2013 for a physicians' referral network, trademarks, and professional services agreement, which were all written down to zero value.
Set forth below are certain financial data for Alliance-HNI, LLC and Subsidiaries, one of the Company’s unconsolidated investees as of:

	December 31, 2014	March 31, 2015
Balance Sheet Data:
Current assets	$4,721	$4,246
Noncurrent assets	9,257	8,063
Current liabilities	2,773	2,855
Noncurrent liabilities	3,272	2,929

	Quarter Ended
	March 31,
	2014	2015
Operating Results:
Revenues	$4,106	$4,164
Expenses	2,555	2,404
Net income	1,551	1,760
Earnings from unconsolidated investee	776	880
Set forth below are certain financial data for the aggregate of the Company’s unconsolidated investees, including Alliance-HNI, LLC and Subsidiaries as of:

	December 31, 2014	March 31, 2015
Balance Sheet Data:
Current assets	$8,687	$7,494
Noncurrent assets	10,108	8,763
Current liabilities	3,760	3,822
Noncurrent liabilities	3,395	2,965

	Quarter Ended
	March 31,
	2014	2015
Combined Operating Results:
Revenues	$6,431	$6,637
Expenses	3,535	3,336
Net income	2,896	3,301
Earnings from unconsolidated investees	998	1,163

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

15. Stockholders’ Deficit
The following table summarizes consolidated stockholders’ deficit, including noncontrolling interest.

					Additional	Accumulated		Stockholders’ Equity (Deficit) Attributable to		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Alliance HealthCare	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Services, Inc.	Interest	Deficit
Balance at January 1, 2015	10,713,658	$107	(157,973)	$(3,138)	$27,653	$(351)	$(194,091)	$(169,820)	$58,340	$(111,480)
Exercise of stock options	1,000	—	—	—	6	—	—	6	—	6
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—
Share-based payment	—	—	—	—	389	—	—	389	—	389
Share-based payment income tax benefit	—	—	—	—	(82)	—	—	(82)	—	(82)
Unrealized loss on hedging transaction, net of tax	—	—	—	—	—	(128)	—	(128)	—	(128)
Net investments in subsidiaries	—	—	—	—	—	—	—	—	16,285	16,285
Net income	—	—	—	—	—	—	1,751	1,751	4,347	6,098
Balance at March 31, 2015	10,714,658	$107	(157,973)	$(3,138)	$27,966	$(479)	$(192,340)	$(167,884)	$78,972	$(88,912)

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

16. Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. In accordance with ASC 280, “Segment Reporting,” and based on the nature of the financial information that is received by the CODM, the Company operates in three operating segments, of which two are reportable segments, Imaging and Radiation Oncology, based on similar economic and other characteristics.
The Imaging segment is comprised of diagnostic imaging services including MRI, PET/CT and other imaging services. The Radiation Oncology segment is comprised of radiation oncology services. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on Revenue, Segment Income and Net Income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of the Notes to the Consolidated Financial Statements on Form 10-K for the year ended December 31, 2014. Additionally, the Company does not consider its wholesale revenue and retail revenue sources to constitute separate operating segments as discrete financial information does not exist and is not provided to the CODM.
The following table summarizes the Company’s revenue by segment:

	Quarter Ended
	March 31,
	2014	2015
Revenue
Radiology	$84,638	$81,387
Radiation Oncology	20,727	24,186
Other	—	3,856
Total	$105,365	$109,429
The following are components of revenue:

	Quarter Ended
	March 31,
	2014	2015
Revenue
MRI revenue	$44,185	$42,887
PET/CT revenue	33,369	31,550
Radiation Oncology revenue	20,727	24,186
Other radiology revenue	7,084	6,950
Other revenue	—	3,856
Total	$105,365	$109,429

Segment income represents net income before income taxes; interest expense and other, net; amortization expense; depreciation expense; share-based payment; severance and related costs; noncontrolling interest in subsidiaries; restructuring charges; transaction costs; impairment charges, loss on extinguishment of debt, other non recurring charges, and non-cash charges. Segment income is the most frequently used measure of each segment’s performance by the CODM and is commonly used in setting performance goals. The following table summarizes the Company’s segment income (loss):

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended
	March 31,
	2014	2015
Segment income
Radiology	$31,010	$26,374
Radiation Oncology	9,322	11,763
Corporate / Other	(7,380)	(8,021)
Total	$32,952	$30,116
The reconciliation of Net income to total segment income is shown below:

	Quarter Ended
	March 31,
	2014	2015
Net (loss) income attributable to Alliance HealthCare Services, Inc.	$1,931	$1,751
Income tax (benefit) expense	1,507	1,572
Interest expense and other, net	6,238	6,018
Amortization expense	1,952	2,035
Depreciation expense	15,795	11,633
Share-based payment (included in selling, general and administrative expenses)	334	389
Severance and related costs	—	259
Noncontrolling interest in subsidiaries	3,049	4,347
Restructuring charges (Note 2)	1,025	255
Transaction costs	2	419
Impairment charges	—	76
Legal settlements	799	1,360
Other non-cash charges (included in other income and expense, net)	320	2
Total segment income	$32,952	$30,116
Net income for the Radiology and Radiation Oncology segments does not include charges for interest expense, net of interest income, income taxes or certain selling, general and administrative expenses. These costs are charged against the Corporate / Other segment. The following table summarizes the Company’s net income (loss) by segment:

	Quarter Ended
	March 31,
	2014	2015
Net income
Radiology	$17,194	$16,997
Radiation Oncology	3,426	5,024
Corporate / Other	(18,689)	(20,270)
Total	$1,931	$1,751

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
March 31, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

The following table summarizes the Company’s identifiable assets by segment:

	As of December 31, 2014	As of March 31, 2015
Identifiable assets
Radiology	$229,141	$236,841
Radiation Oncology	182,880	182,813
Corporate / Other	88,864	131,986
Total	$500,885	$551,640

The following table summarizes the Company’s goodwill by segment:

	Imaging	Radiation Oncology	Corporate / Other	Total
Balance at January 1, 2014	$42,166	$14,809	$—	$56,975
Goodwill acquired during the period	—	6,889	—	6,889
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	—	—	—	—
Balance at December 31, 2014	$42,166	$21,698	$—	$63,864
Goodwill acquired during the period	—	—	22,610	22,610
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	—	—	—	—
Balance at March 31, 2015	$42,166	$21,698	$22,610	$86,474

Gross goodwill	$196,508	$41,600	$22,610	$260,718
Accumulated impairment charges	(154,342)	(19,902)	—	(174,244)
Balance at March 31, 2015	$42,166	$21,698	$22,610	$86,474
Cash used for capital expenditures for the Radiology, Radiation Oncology and Corporate segments were $6,830, $735, and $0, respectively, for the quarter ended March 31, 2015. Capital expenditures in the Radiology, Radiation Oncology and Corporate segments were $2,067, $0 and $3,668, respectively, for the quarter ended March 31, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a leading national provider of advanced outpatient diagnostic imaging and radiation therapy services, based upon annual revenue and number of imaging systems deployed and radiation oncology centers operated. Our principal sources of revenue are derived from providing magnetic resonance imaging (“MRI”), positron emission tomography/computed tomography (“PET/CT”) through our Imaging Division and radiation oncology services through our Radiation Oncology Division. Unless the context otherwise requires, the words “we,” “us,” “our,” “Company” or “Alliance” as used in this Quarterly Report on Form 10-Q refer to Alliance HealthCare Services, Inc. and our direct and indirect subsidiaries. We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. We also provide services through fixed-site imaging centers, primarily to hospitals or health systems. Our imaging services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which include only the use of our imaging systems under a short-term contract. We have leveraged our leadership in MRI, PET/CT and radiology services to expand into radiation oncology, including stereotactic radiosurgery. We operate our radiation oncology business through our wholly owned subsidiary, Alliance Oncology, LLC, which we sometimes refer to as our Radiation Oncology Division. This division includes a wide range of services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, actual radiation oncology delivery, therapy management and follow-up care. Our services include the use of our linear accelerators or stereotactic radiosurgery systems, therapists to operate those systems, administrative staff, equipment maintenance and upgrades, and management of day-to-day operations. In addition, we acquired a 59% ownership interest in The Pain Center of Arizona ("TPC") in the first quarter of 2015, including TPC’s affiliated billing and collection company. TPC provides expert medical diagnosis and treatment of people with chronic pain disorders at its 12 locations within the state. This acquisition advances our strategic expansion into adjacent segments of healthcare services as interventional pain management is the largest segment within the interventional therapeutic services space.
Key Aspects of Our Business
MRI, PET/CT and radiation oncology services generated 39%, 29% and 22% of our revenue, respectively, for the three months ended March 31, 2015 and 42%, 32% and 20% of our revenue, respectively, for the three months ended March 31, 2014. Our remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (“CT”), management contract revenue, and intervenitonal services revenue. We operated 522 diagnostic imaging and radiation oncology systems, including 258 MRI systems (of which 19 are operating leases) and 128 PET/CT systems (of which 9 are operating leases) and served over 1,000 clients in 44 states at March 31, 2015. We operated 117 fixed-site imaging centers (one in an unconsolidated joint venture), which constitute systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups’ offices, parked mobile systems, and free-standing fixed-site imaging centers, which include systems installed in medical office buildings, ambulatory surgical centers, or other retail space at March 31, 2015. Of the 117 fixed-site imaging centers (including one unconsolidated joint venture), 84 were MRI fixed-site imaging centers, 19 were PET/CT fixed-site imaging centers, and 14 were other modality fixed-site imaging centers. We also operated 31 radiation oncology centers and stereotactic radiosurgery facilities (including one radiation oncology center as an unconsolidated joint venture) at March 31, 2015.
Revenues from fixed-site imaging centers and radiation oncology centers can be structured as either “wholesale” or “retail” revenues. We generated approximately 79% and 80% of our revenues for the three months ended March 31, 2015 and 2014, respectively, by providing services to hospitals and other healthcare providers, which we refer to as "wholesale" revenues. We typically generate our wholesale revenues from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients’ receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. Our contracts for radiation oncology services average approximately 10 to 20 years in length. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases its own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Competitive pressures also affect our pricing.

We generated approximately 21% and 20% of our revenues for the three months ended March 31, 2015 and 2014, respectively, by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as "retail" revenues. We generate our revenue from these sites from direct billings to patients or their third-party payors, including Medicare, and we record this revenue net of contractual discounts and other arrangements for providing services at discounted prices. We typically receive a higher price per scan or treatment under retail billing than we do under wholesale billing.
Factors Affecting our Results of Operations
Scan and treatment volume
The principal components of our cost of revenues include compensation paid to technologists, therapists, drivers and other clinical staff; system maintenance costs; insurance; medical supplies; system transportation; technologists’ travel costs; and interventional services. Because a majority of these expenses are fixed, increased revenues as a result of higher scan and treatment volumes per system significantly improves our margins while lower scan and treatment volumes result in lower margins.
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
Third-party payor reimbursement rates and policies
Our revenues, whether for wholesale or retail arrangements, are dependent directly or indirectly on third-party payor reimbursement policies, including Medicare. Please see Item 1, Business-Reimbursement in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a more detailed explanation of how we bill and receive payment for our services.
With respect to our retail business, for services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the proir Medicare statutory formula known as the Sustainable Growth Rate (“SGR”) formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress had failed to intervene. In the past, when the application of the statutory formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. For 2013, the Centers for Medicare & Medicaid Services ("CMS") projected an aggregate rate reduction of 26.5% from 2012 payment rates if Congress had failed to intervene. This reduction was delayed by the enactment of the ATRA on January 2, 2013, which allowed for the continuation of 2012 physician payment rates by adopting a 0% update through December 31, 2013.
For 2014, CMS estimated that the statutory formula would result in a 20.1% reduction in physician payment rates if Congress had failed to intervene. On December 26, 2013, President Obama signed into law the Bipartisan Budget Act of 2013 (“2013 Budget Act”), which replaced the payment reduction scheduled to take effect on January 1, 2014, with a 0.5% increase in physician payment rates for the period beginning January 1, 2014, and ending on March 31, 2014. On April 1, 2014, the physician payment rates enacted under the 2013 Budget Act were extended through December 31, 2014 and a 0% update from 2014 payment rates was enacted for the period beginning January 1, 2014 and ending on March 31, 2015, under the Protecting Access to Medicare Act of 2014 (“PAMA”).
President Obama signed the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) on April 16, 2015, which repealed and replaced the SGR formula for Medicare payment adjustments to physicians. MACRA provides a permanent end to the annual interim legislative updates that had previously been necessary to delay or prevent significant reductions to payments under the Physician Fee Schedule. MACRA extended existing payment rates under PAMA through June 30, 2015, with a 0.5% update for July 1, 2015, through December 31, 2015 and for each calendar year through 2019, after which there will be a 0% annual update each year through 2025. In addition, MACRA requires the establishment of the Merit-Based Incentive Payment System (“MIPS”), beginning in 2019, under which physicians may receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of electronic health records. MACRA also requires CMS, beginning in 2019, to provide incentive payments for physicians and other eligible professionals that participate in alternative payment models, such as accountable care organizations, that emphasize quality and value over the traditional volume-based fee-for-service model. MACRA is still new and the manner in which it will be implemented is not certain, but at this time, we do not believe that this law will have a material effect on our future retail revenues.
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
Other recent legislative and regulatory updates to the Physician Fee Schedule included reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the previous 50% usage rate to a 90% usage rate. This change began in 2010 with a planned four-year phase-in period for MRI and CT scans, but not for radiation therapy and other therapeutic equipment. The PPACA superseded CMS's assumed usage rate for such equipment and, beginning on January 1, 2011, CMS instituted a 75% usage rate. Also in 2011, CMS expanded the list of services to which the higher equipment usage rate assumption applies to include certain diagnostic CTA and MRA procedures using similar CT and MRI scanners that cost more than $1 million. Through enactment of the ATRA, Congress increased the usage rate assumption from 75% to 90% for fee schedules to be developed for 2014 and subsequent years. We currently estimate that the usage assumptions for MRI and CT scans under the ATRA will not have a material adverse effect on our future retail revenues.
Effective January 1, 2011, CMS made further adjustments to the Physician Fee Schedule so that specialties that have a higher proportion of the payment rate attributable to operating expenses such as equipment and supplies, which include radiation oncology, will experience an increase in aggregate payments. In addition, as a result of adjustments to codes identified to be misvalued, radiation oncology specialties and suppliers providing the technical component of diagnostic tests are among the entities that will experience decreases in aggregate payment. Some of these changes are being transitioned over time; for 2013, CMS estimated aggregate payment reductions of 7% in radiation oncology, 3% in radiology, 3% in nuclear medicine, 7% for suppliers providing the technical component of diagnostic tests and 9% for radiation therapy centers. A portion of the payment reduction to radiation oncology and radiation therapy centers stemmed from revisions to the operating expenses and procedure time allotted to perform Intensity Modulated Radiation Therapy ("IMRT") and Stereotactic Body Radiotherapy ("SBRT"). CMS is also undertaking a review of procedure times allotted to other radiation oncology treatments. At this time, we do not believe that these regulatory changes will have a material effect on our future retail revenues.
In the Physician Fee Schedule for 2014, CMS made additional revisions to the formula it uses to account for physician time and practice expenses when calculating updates to the Physician Fee Schedule. CMS's revisions include changes to the Medicare Economic Index formula, which have the effect of redistributing some practice expense payment to the physician time component. This policy change, combined with the 90% usage rate assumption described above and various other adjustments for the 2014 Physician Fee Schedule, were projected to result in an aggregate payment increase of 1% in radiation oncology, no change to payments for nuclear medicine, and aggregate payment reductions of 2% in radiology, 11% for suppliers providing the technical component of diagnostic tests, and 1% for radiation therapy centers. In the Physician Fee Schedule for 2015, CMS adopted changes to payment policies that are projected to result in an aggregate payment increase of 1% for radiation therapy centers; no aggregate payment change for providers of nuclear medicine and aggregate payment reductions of 1% in radiology, and 2% for suppliers providing the technical component of diagnostic tests. At this time, we do not believe that the final 2014 or 2015 regulatory changes will have a material effect on our retail revenues.
In addition to annual updates to the Physician Fee Schedule, as indicated above, CMS also publishes regulatory changes to the hospital outpatient prospective payment system (“HOPPS”) on an annual basis. These payments are bundled amounts received by our hospital clients for hospital outpatient services related to MRI scans, PET scans, PET/CT scans and SRS treatments. Recent adjustments to the HOPPS payments for these procedures have not had a material adverse effect on our revenue and earnings in 2011, 2012, 2013, 2014 or the first three months of 2015.
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
However, a key provision of the PPACA, which provides federal premium tax credits to individuals purchasing insurance coverage through health benefit exchanges, is currently being challenged in a case before the United States Supreme Court, King v. Burwell. An adverse decision in that case could reduce the number of individuals expected to remain or become insured through the health benefit exchanges operated by the federal government.
Other legislative changes have been proposed and adopted since the PPACA was enacted, which also may impact our business. On August 2, 2011, the President signed into law the Budget Control Act of 2011 (“BCA”), which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reduction to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which were scheduled to go into effect on January 2, 2013. The enactment of the ATRA delayed the imposition of the automatic cuts until March 1, 2013. On March 1, 2013, the President signed an executive order implementing the automatic budget reductions. Pursuant to that order, payments to Medicare providers for services furnished on or after April 1, 2013 were reduced by 2%. The impact to our revenue related to this 2% reduction was approximately $0.4 million in 2014 and is anticipated to be $0.4 million in 2015. The 2013 Budget Act extended the 2% reduction in payments to Medicare providers by another two years (through 2023), and subsequent legislation extended the cuts through 2024. Unless Congress acts to repeal or revise the automatic budget cuts enacted by the BCA, this payment reduction will continue. The PAMA also included a new quality incentive payment policy that, beginning January 1, 2016, will reduce Medicare payments for certain CT services paid under the Physician Fee Schedule or HOPPS that are furnished using equipment that does not meet certain dose optimization and management standards. The full effect of the PPACA, BCA, ATRA, PAMA and MACRA on our business is uncertain, and it is not clear whether other legislative changes will be adopted or how those changes would affect the demand for our services.
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
Results of Operations
The following table shows our consolidated statements of operations as a percentage of revenues for each of the three months ended March 31:

	Quarter Ended
	March 31,
	2014	2015
Revenues	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	54.0	56.6
Selling, general and administrative expenses	17.8	19.1
Transaction costs	—	0.4
Severance and related costs	0.1	0.2
Impairment charges	—	0.1
Depreciation expense	15.0	10.6
Amortization expense	1.9	1.9
Interest expense and other, net	5.9	5.5
Other (income) and expense, net	0.1	(0.3)
Total costs and expenses	94.8	94.1
Income before income taxes, earnings from unconsolidated investees and noncontrolling interest	5.2	5.9
Income tax (benefit) expense	1.4	1.4
Earnings from unconsolidated investees	(0.9)	(1.1)
Net income	4.7	5.6
Less: Net income attributable to noncontrolling interest, net of tax	(2.9)	(4.0)
Net income attributable to Alliance HealthCare Services, Inc.	1.8%	1.6%
The table below provides MRI statistical information for the three months ended March 31:

	Quarter Ended
	March 31,
	2014	2015
MRI statistics
Average number of total systems	252.4	245.8
Average number of scan-based systems	209.4	202.9
Scans per system per day (scan-based systems)	8.14	8.48
Total number of scan-based MRI scans	111,187	114,033
Price per scan	$353.32	$330.71

The table below provides PET/CT statistical information for each of the three months ended March 31:

	Quarter Ended
	March 31,
	2014	2015
PET/CT statistics
Average number of systems	110.8	114.6
Scans per system per day	5.36	5.25
Total number of PET/CT scans	33,757	33,443
Price per scan	$959	$916

The table below provides Radiation oncology statistical information for each of the three months ended March 31:

	Quarter Ended
	March 31,
	2014	2015
Radiation oncology statistics
Number of radiation oncology centers*	30	31
Linac treatments	18,004	22,165
Stereotactic radiosurgery patients	681	779
*Number of radiation oncology centers operated as of March 31, 2014 and 2015 included one unconsolidated joint venture.
Following are the components of revenue (in millions) for each of the three months ended March 31:

	Quarter Ended
	March 31,
	2014	2015
Total MRI revenue	$44.2	$42.9
PET/CT revenue	33.4	31.5
Radiation oncology revenue	20.7	24.2
Other radiology revenue	7.1	7.0
Other revenue	—	3.9
Total	$105.4	$109.4

	Quarter Ended
	March 31,
	2014	2015
Total fixed-site imaging center revenue (in millions)	$26.3	$27.1

Quarter Ended March 31, 2015 Compared to Quarter Ended March 31, 2014
Revenue increased $4.1 million, or 3.9%, to $109.4 million in the first quarter of 2015 compared to $105.4 million in the first quarter of 2014 mostly due to an increase in radiation oncology revenue of $3.5 million, and an incremental $3.9 million from our newly acquired consolidated joint venture, The Pain Center of Arizona ("TPC"). The $3.9 million in revenue from TPC represents revenue generated in the first quarter of 2015 since the date of acquisition on February 17, 2015. These increases were partially offset by decreases in MRI and PET/CT revenues of $3.1 million. Reductions in MRI and PET/CT pricing totaled $4.1 million in the first quarter of 2015.
MRI revenue decreased $1.3 million in the first quarter of 2015, or 2.9%, compared to the first quarter of 2014. Scan-based MRI revenue decreased $1.6 million in the first quarter of 2015, or 4.0%, compared to the first quarter of 2014, to $37.7 million in the first quarter of 2015 from $39.3 million in the first quarter of 2014. The decrease in scan-based MRI revenue was primarily due to year-over-year decreases in the average price per MRI scan and average number of scan-based systems in service. The average price per MRI scan decreased to $330.71 per scan in the first quarter of 2015 from $353.32 per scan in the first quarter of 2014. The average number of scan-based systems in service decreased to 202.9 systems in the first quarter of 2015 from 209.4 systems in the first quarter of 2014. Although the average number of scan-based systems in service decreased quarter over quarter, the average scans per system per day increased 4.2% to 8.48 in the first quarter of 2015 from 8.14 in the first quarter of 2014, and scan-based MRI scan volume increased 2.6% to 114,033 scans in the first quarter of 2015 from 111,187 scans in the first quarter of 2014. Non scan-based MRI revenue increased $0.3 million in the first quarter of 2015 over the same period in 2014. Included in the revenue totals above are fixed-site imaging center revenues, which increased $0.8 million, or 3.0%, to $27.1 million in the first quarter of 2015 from $26.3 million in the first quarter of 2014.
PET/CT revenue in the first quarter of 2015 decreased $1.8 million, or 5.5%, compared to the first quarter of 2014. This decrease was primarily due to a decrease in the average price per PET/CT scan decreased to $916 per scan in the first quarter of 2015 compared to $959 per scan in the first quarter of 2014. In addition, PET/CT scan volumes decreased 0.9% to 33,443 scans in the first quarter of 2015 from 33,757 scans in the first quarter of 2014. The average number of PET/CT systems in service increased to 114.6 systems in the first quarters of 2015 compared to 110.8 in the first quarter of 2014. Scans per system per day decreased to 5.25 in the first quarter of 2015 from 5.36 in the first quarter of 2014.
Included in the revenue totals above for MRI and PET/CT services are fixed-site imaging center revenues, which increased $0.8 million, or 3.0%, to $27.1 million in the first quarter of 2015 from $26.3 million in the first quarter of 2014.
Radiation oncology revenue increased $3.5 million, or 16.7%, to $24.2 million in the first quarter of 2015 compared to $20.7 million in the first quarter of 2014, primarily due to a 23.1% increase in the number of Linac treatments performed in the first quarter of 2015, compared to the first quarter of 2014 and a 14.4% increase in the number of SRS patients we treated. These results include revenue from the strategic affiliation with the Medical University of South Carolina ("MUSC") and our acquisition of Charleston Area Radiation Therapy Center ("CARTC"), which commenced in the first and fourth quarters of 2014, respectively.
Other revenues related to our radiology segment were $7.0 million in the first quarter of 2015 compared to $7.1 million in the first quarter of 2014.
At March 31, 2015 we operated 258 MRI systems and 128 PET/CT systems, including 19 MRI systems and nine PET/CT systems on operating leases as a result of our sale and lease transaction in the fourth quarter of 2012. We had 262 MRI systems and 121 PET/CT systems at March 31, 2014, including 19 MRI systems and nine PET/CT systems on operating leases as a result of our sale and lease transaction. We operated 117 fixed-site imaging centers (including one in an unconsolidated joint venture) at March 31, 2015, compared to 123 fixed-site imaging centers (including one in an unconsolidated joint venture) at March 31, 2014. We operated 31 radiation oncology centers (including one in an unconsolidated joint venture) at March 31, 2015, compared to 30 radiation oncology centers (including one in an unconsolidated joint venture) at March 31, 2014.
Cost of revenues, excluding depreciation and amortization, increased $4.9 million, or 8.7%, to $61.9 million in the first quarter of 2015 compared to $56.9 million in the first quarter of 2014. The increase in cost of revenues is primarily due to a $4.2 million increase in compensation and related employee expenses, primarily due to salary costs in connection with our new affiliations with CARTC, MUSC, and TPC, and an increase in maintenance and related costs of $0.9 million compared to 2014. All other cost of revenues, excluding depreciation and amortization, remained stable year over year. Cost of revenues, as a percentage of revenue, increased to 56.6% in the first quarter of 2015, compared to 54.0% in the first quarter of 2014.
Selling, general and administrative expenses increased $2.2 million, or 11.8%, to $21.0 million in the first quarter of 2015 compared to $18.7 million in the first quarter of 2014. Of the $2.2 million increase to selling, general and administrative expenses, $2.3 million is due to compensation and related employee expenses, in part due to an increase in bonus expenses. The increase in compensation and related employee expenses were partially offset by a decrease in our provision for doubtful accounts of $0.4 million, decreasing to 0.4% as a percentage of revenue in the first quarter of 2015 compared to 0.8% in the first quarter of 2014. All other selling, general and administrative expenses in the first quarter of 2015 increased $0.3 million from the first quarter of 2014. Selling, general and administrative expenses as a percentage of revenue was 19.1% in the first quarter of 2015 compared to 17.8% in the first quarter of 2014.
Severance and related costs increased $0.1 million, or 94.7%, to $0.3 million in the first quarter of 2015 compared to $0.1 million in the first quarter of 2014.
Depreciation expense decreased $4.2 million, or 26.4%, to $11.6 million in the first quarter of 2015 compared to $15.8 million in the first quarter of 2014 due to the year over year increase in the number of units in our fleet that are fully depreciated along with our decision to upgrade units we currently own as an alternative to purchasing new equipment.
Amortization expense increased $0.1 million, or 4.5%, in the first quarter of 2015 compared to 2014.

Interest expense and other, net decreased $0.2 million, or 3.5% to $6.0 million in the first quarter of 2015 compared to $6.2 million in the first quarter of 2014.
Income tax expense was $1.6 million in the first quarter of 2015 compared to $1.5 million in the first quarter of 2014. Our effective tax rate was 47.3% in the first quarter of 2015 compared to 43.8% in the first quarter of 2014. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based compensation, unrecognized tax benefits and other permanent differences.
Earnings from unconsolidated investees increased $0.2 million, or 16.5%, to $1.2 million in the first quarter of 2015 compared to $1.0 million in the first quarter of 2014.
Net income attributable to noncontrolling interest increased $1.3 million, or 42.6%, to $4.3 million in the first quarter of 2015 compared to $3.0 million in the first quarter of 2014. The increase is mostly attributed to improved net income we derived from our joint venture partners, and to a lesser degree, the addition of our joint venture with TPC in 2015.
Net income attributable to Alliance HealthCare Services, Inc. was $1.8 million, or $0.16 per share on a diluted basis, in the first quarter of 2015 compared to net income of $1.9 million, or $0.18 per share on a diluted basis, in the first quarter of 2014.
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
Adjusted EBITDA in the first quarter of 2015 decreased $2.8 million, or 8.6% to $30.1 million, from $33.0 million in 2014.

	Quarter Ended
	March 31,
	2014	2015
Net income attributable to Alliance HealthCare Services, Inc.	$1,931	$1,751
Income tax expense	1,507	1,572
Interest expense and other, net	6,238	6,018
Amortization expense	1,952	2,035
Depreciation expense	15,795	11,633
Share-based payment (included in selling, general and administrative expenses)	334	389
Severance and related costs	—	259
Noncontrolling interest in subsidiaries	3,049	4,347
Restructuring charges	1,025	255
Transaction costs	2	419
Impairment charges	—	76
Legal settlements	799	1,360
Other non-cash charges (included in other income and expense, net)	320	2
Total adjusted EBITDA	$32,952	$30,116

Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operating activities. We generated $20.8 million and $19.0 million of cash flow from operating activities in the first three months of 2015 and 2014, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging, radiation oncology, and interventional services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts in the first three months of 2015 and 2014 was $0.4 million and $0.8 million, respectively, or 0.4% and 0.8% of revenue, respectively. Our number of days of revenue outstanding for our accounts receivable falls within our expected range and historical experience, increasing to 53 days as of March 31, 2015, compared to 51 days as of March 31, 2014. We believe this number is comparable to other diagnostic imaging and radiation oncology providers. As of March 31, 2015, we had $20.5 million of available borrowings under our revolving line of credit, net of outstanding letters of credit.
We used cash of $32.9 million and $4.1 million for investing activities in the three months ended March 31, 2015 and 2014, respectively. Investing activities during the first three months of 2015 included $1.8 million in cash used for deposits on equipment and $0.1 million of proceeds from sales of assets.
We used cash of $23.6 million related to acquisition activities during the three months ended March 31, 2015, primarily to purchase an approximate 59% membership interest in The Pain Center of Arizona ("TPC"), a comprehensive full-time pain management medical practice with 12 locations within the state of Arizona. The acquisition took place in two stages: a purchase of a 60.0% membership interest in TPC by the Company, and a 50.0% membership interest in Medical Practice Innovations, Inc. (“MPI”), followed by a transfer of MPI assets to TPA. The MPI transaction diluted the ownership interests of TPC, with the Company retaining an approximate 59% membership interest in TPC. The purchase price consisted of $23.6 million in cash, net of $0.7 million of cash acquired, and net of extinguishment of $3.1 million of related party notes receivable. We financed $23.0 million of this acquisition using the revolving line of credit.
Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We spend capital:

•	to purchase new systems;

•	to replace less advanced systems with new systems;

•	to upgrade MRI, PET/CT and radiation oncology systems; and

•	to upgrade our corporate infrastructure, primarily in information technology.

Cash capital expenditures totaled $7.6 million and $5.7 million during the three months ended March 31, 2015 and 2014, respectively. In addition, we financed $4.3 million of capital expenditures under equipment financing arrangements in the three months ended March 31, 2015. We purchased one MRI system, nine PET/CT or CT systems and nine other imaging equipment units, upgraded various imaging equipment, and sold a total of three systems during the three months ended March 31, 2015. At March 31, 2015, the increase in our current portion of long-term debt is primarily due to borrowings for ongoing construction and equipment expenditures for the oncology division's joint venture with the Medical University of South Carolina. The debt has been funded through a line of credit exclusive of our revolving credit facility, and will be converted to notes as phases of the project are completed. We expect to purchase additional systems in 2015 and finance substantially all of these purchases with our available cash, cash from operating activities and or financing arrangements including equipment leases. Based upon the client demand described above, which dictates the amount and type of equipment we purchase and upgrade, we expect total capital expenditures of approximately $80 million to $90 million in 2015, of which $45 million to $55 million is expected for growth projects, and approximately $35 million is for maintenance capital expenditures.
At March 31, 2015, we had cash and cash equivalents of $31.5 million. This available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts. At March 31, 2015, we had $23.2 million in our accounts with third-party financial institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be adversely affected if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.
We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next one to two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt and other contracts. As of March 31, 2015, we were in compliance with all covenants contained in our long-term debt agreements and expect that we will be in compliance with these covenants for the remainder of 2015.
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
In October 2012, we raised $30.0 million from the sale of certain imaging assets, which we then leased from the purchasers under competitive terms. The $30.0 million in proceeds from the sale and lease transactions was used in its entirety to permanently reduce borrowings outstanding under the then-existing term loan facility. As a result, we incur $8.0 million of annual rent expense in connection with the sale and lease transaction, which is included in cost of revenue.
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
The Credit Agreement also contains a leverage ratio covenant requiring us to maintain a maximum ratio of consolidated total debt to consolidated adjusted EBITDA that ranges from 4.95 to 1.00 to 4.30 to 1.00. At March 31, 2015, the Credit Agreement required a maximum leverage ratio of not more than 4.85 to 1.00. The Credit Agreement eliminated the interest coverage ratio covenant which we were subject to maintain prior to the refinancing. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the Credit Agreement.
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

As of March 31, 2015, there was $474.7 million outstanding under the new term loan facility and $25.0 million in borrowings under the new revolving credit facility. As of March 31, 2015, our ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 3.75 to 1.00. Our Consolidated Adjusted EBITDA calculation represents net income (loss) before: interest expense, net of interest income; income taxes; depreciation expense; amortization expense; net income (loss) attributable to noncontrolling interests; non-cash share-based compensation; severance and related costs; restructuring charges; fees and expenses related to acquisitions, costs related to debt financing, legal matter expenses, non-cash impairment charges, and other non-cash charges included in other (income) expense, net, which includes non-cash losses on sales of equipment. In addition to the debt covenant related to our Credit Agreement, we use Consolidated Adjusted EBITDA as a key factor in determining cash incentive compensation for executives and other employees, as it is indicative of how our diagnostic imaging and radiation oncology businesses are performing and are being managed. Further, the diagnostic imaging and radiation oncology industry experiences significant consolidation. These activities lead to significant charges to earnings, such as those resulting from acquisition costs, and to significant variations among companies with respect to capital structures and cost of capital (which affect interest expense) and differences in taxation and book depreciation of facilities and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies. Non-cash share-based compensation is also excluded from Consolidated Adjusted EBITDA due to inconsistencies among companies such as valuation methodologies and assumptions that are subjective, enhancing our ability to compare and analyze company-to-company performance of our diagnostic imaging and radiation oncology businesses.
At March 31, 2015, the increase in our current portion of long-term debt is primarily due to borrowings for ongoing construction and equipment expenditures for the oncology division's affiliation with MUSC. The debt has been funded through lines of credit that will be converted to notes as phases of the project are completed.
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
Statements regarding the following subjects, among others, are forward-looking by their nature:
(a) future legislation and other healthcare regulatory reform actions, and the effect of that legislation and other regulatory actions on our business,
(b) our expectations with respect to future MRI, PET/CT and radiation oncology volumes and revenues,
(c) the effect of seasonality on our business,
(d) our expectations with respect to the sufficiency of our liquidity over the next one to two years,
(e) our expectations with respect to capital expenditures in 2015, and
(f) the effect of recent accounting pronouncements on our results of operations and cash flows or financial position.
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

•
other factors discussed under Risk Factors in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 2014 and that are otherwise described or updated from time to time in our SEC reports by us.

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
In the second quarter of 2011, we acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of USR. One of the USR Swaps, which matures in October 2015, had a notional amount of $0.6 million as of March 31, 2015. Under the terms of this agreement, we receive one-month LIBOR and pay a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap matured in April 2014. As a result of the acquisition of USR, the USR Swaps were de-designated, hedge accounting was terminated and all further changes in the fair market value of the remaining swap are being recorded in interest expense and other, net. Settlement amounts under the swap agreement was not material for the three months ended March 31, 2015.
In the fourth quarter of 2012, we entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in December 2017, had a notional amount of $3.0 million as of March 31, 2015. Under the terms of this agreement, we receive one-month LIBOR plus 2.50% and pay a fixed rate of 3.75%. The net effect of the hedge is to convert interest expense to a fixed rate of 3.75%, as the underlying debt incurred interest based on one-month LIBOR plus 2.50%.
In the first quarter of 2013, we entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in April 2018, had a notional amount of $2.7 million as of March 31, 2015. Under the terms of this agreement, we receive one-month LIBOR plus 2.00% and pay a fixed rate of 2.87%. The net effect of the hedge is to convert interest expense to a fixed rate of 2.87%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%.
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
In the fourth quarter of 2014, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in November 2019, had a notional amount of $1,605 as of March 31, 2015. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 1.34%. The net effect of the hedge is to convert interest expense to a fixed rate of 1.34%, as the underlying debt incurred interest based on one-month LIBOR.
Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third-party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. At March 31, 2015, we had cash and cash equivalents of $31.5 million, of which $23.2 million was held in accounts that are with third-party financial institutions which exceed the FDIC insurance limits. At March 31, 2014, we had cash and cash equivalents of $29.1 million, of which $22.9 million was held in accounts that are with third-party financial institutions which exceed the FDIC insurance limits.

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
On March 27, 2013, we were served with a lawsuit filed in U.S. District Court for the Northern District of Mississippi by Superior MRI Services, Inc.  The plaintiff is an alleged successor in interest to a former local competitor, P&L Contracting, Inc.  Plaintiff alleges we disregarded Mississippi Certificate of Need ("CON") rules and regulations by operating without obtaining the appropriate authority, and is seeking in excess of $1.0 million in damages as well as requesting injunctive relief.  In January 2014, the District Court dismissed plaintiff’s complaint on a number of procedural and substantive grounds. The plaintiff subsequently appealed the District Court’s ruling to the Fifth Circuit Court of Appeals. On February 18, 2015, the Fifth Circuit Court of Appeals affirmed the District Court’s dismissal, thereby effectively concluding this case in our favor.
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
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2014, a description of risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this quarterly report on Form 10-Q. There have been no material changes in the Company's risk factors from those disclosed in the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

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

10.18*	Form of Executive Severance Agreement. (Filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on May 8, 2014)

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

10.23*	Schedule of 2014 Executive Officer Compensation. (Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on May 8, 2014).

10.24*	Schedule of Non-Employee Director Compensation. (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on May 8, 2014).

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

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

101
The following materials from Alliance’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (b) Condensed Consolidated Statements of Operations and Comprehensive Income for the quarters ended March 31, 2015 and 2014; (c) Consolidated Statements of Cash Flows for the quarters ended March 31, 2015 and 2014; (d) Consolidated Statements of Changes in Shareholders' Equity (Deficit); and (e) Notes to Consolidated Financial Statements.(1)

_________________

(1)	Filed herewith.
(2)	Furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE HEALTHCARE SERVICES, INC.

May 11, 2015	By:	/s/ PERCY C. TOMLINSON
Percy C. Tomlinson
Chief Executive Officer (Principal Executive Officer)

May 11, 2015	By:	/s/ HOWARD K. AIHARA
Howard K. Aihara
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)