Form 10-Q
period 2015-06-30
Alliance HealthCare Services, Inc
filed 2015-08-07
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 7, 2015, there were 10,750,624 shares of common stock, par value $.01 per share, outstanding.

ALLIANCE HEALTHCARE SERVICES, INC.
FORM 10-Q
June 30, 2015

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	December 31, 2014	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$33,033	$43,399
Accounts receivable, net of allowance for doubtful accounts of $4,055 in 2014 and $3,700 in 2015	62,503	66,466
Deferred income taxes	16,834	16,834
Prepaid expenses	12,527	13,271
Other receivables	5,686	2,809
Total current assets	130,583	142,779
Equipment, at cost	827,638	851,783
Less accumulated depreciation	(678,291)	(685,200)
Equipment, net	149,347	166,583
Goodwill	63,864	86,475
Other intangible assets, net	115,930	129,611
Deferred financing costs, net	8,119	7,454
Other assets	33,042	33,514
Total assets	$500,885	$566,416
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,109	$15,158
Accrued compensation and related expenses	19,808	21,295
Accrued interest payable	3,154	3,123
Income taxes payable	—	149
Other accrued liabilities	26,542	30,471
Current portion of long-term debt	15,512	22,484
Total current liabilities	77,125	92,680
Long-term debt, net of current portion	491,777	520,664
Other liabilities	6,623	6,502
Deferred income taxes	36,840	36,143
Total liabilities	612,365	655,989
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock	107	107
Treasury stock	(3,138)	(3,138)
Additional paid-in capital	27,653	28,415
Accumulated comprehensive loss	(351)	(492)
Accumulated deficit	(194,091)	(194,301)
Total stockholders’ deficit attributable to Alliance HealthCare Services, Inc.	(169,820)	(169,409)
Noncontrolling interest	58,340	79,836
Total stockholders’ deficit	(111,480)	(89,573)
Total liabilities and stockholders’ deficit	$500,885	$566,416
See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Revenues	$111,238	$118,504	$216,603	$227,933
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	59,627	67,485	116,567	129,371
Selling, general and administrative expenses	19,384	20,800	38,123	41,755
Transaction costs	937	1,113	939	1,532
Severance and related costs	1,727	195	1,860	454
Impairment charges	236	6,670	236	6,746
Depreciation expense	14,274	12,072	30,069	23,705
Amortization expense	1,957	2,495	3,909	4,530
Interest expense and other, net	6,124	6,904	12,362	12,922
Other (income) expense, net	(408)	486	(331)	127
Total costs and expenses	103,858	118,220	203,734	221,142
Income before income taxes, earnings from unconsolidated investees, and noncontrolling interest	7,380	284	12,869	6,791
Income tax expense (benefit)	1,802	(1,366)	3,309	206
Earnings from unconsolidated investees	(1,242)	(1,292)	(2,240)	(2,455)
Net income	6,820	2,942	11,800	9,040
Less: Net income attributable to noncontrolling interest	(4,036)	(4,903)	(7,085)	(9,250)
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$2,784	$(1,961)	$4,715	$(210)
Comprehensive income (loss), net of taxes:
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$2,784	$(1,961)	$4,715	$(210)
Unrealized loss on hedging transactions, net of taxes	(235)	(13)	(215)	(141)
Comprehensive income (loss), net of taxes	$2,549	$(1,974)	$4,500	$(351)
Income (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.26	$(0.18)	$0.44	$(0.02)
Diluted	$0.26	$(0.18)	$0.43	$(0.02)
Weighted-average number of shares of common stock and common stock equivalents:
Basic	10,671	10,715	10,669	10,714
Diluted	10,854	10,836	10,872	10,839
See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six Months Ended
	June 30,
Operating activities:	2014	2015
Net income	$11,800	$9,040
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,146	1,054
Share-based payment	710	819
Depreciation and amortization	33,978	28,235
Amortization of deferred financing costs	948	2,098
Accretion of discount on long-term debt	222	232
Adjustment of derivatives to fair value	355	98
Distributions greater than undistributed earnings from investees	224	189
Deferred income taxes	(2,655)	(697)
Gain on sale of assets	(185)	(406)
Impairment charges	236	6,746
Excess tax benefit from share-based payment arrangements	(515)	5
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(1,566)	(577)
Prepaid expenses	1,109	(1,499)
Other receivables	62	(242)
Other assets	(26)	534
Accounts payable	(2,485)	627
Accrued compensation and related expenses	(3,473)	340
Accrued interest payable	1,465	(31)
Income taxes payable	6	131
Other accrued liabilities	1,488	964
Net cash provided by operating activities	42,844	47,660
Investing activities:
Equipment purchases	(13,256)	(26,382)
Decrease in deposits on equipment	(3,628)	(9,935)
Acquisitions, net of cash received	(1,529)	(24,061)
Proceeds from sale of assets	570	520
Net cash used in investing activities	(17,843)	(59,858)
Financing activities:
Proceeds from equipment debt	—	15,691
Principal payments on equipment debt	(5,450)	(4,639)
Proceeds from term loan facility	—	29,850
Principal payments on term loan facility	(2,450)	(7,351)
Principal payments on revolving loan facility	(32,000)	(28,000)
Proceeds from revolving loan facility	18,000	26,000
Payments of debt issuance costs	—	(654)
Noncontrolling interest in subsidiaries	(6,573)	(8,353)
Equity purchase of noncontrolling interest	(691)	—
Excess tax benefit from share-based payment arrangements	515	(5)
Proceeds from shared-based payment arrangements	403	25
Purchase of treasury stock	(140)	—
Net cash (used in) provided by financing activities	(28,386)	22,564
Net (decrease) increase in cash and cash equivalents	(3,385)	10,366
Cash and cash equivalents, beginning of period	34,702	33,033
Cash and cash equivalents, end of period	$31,317	$43,399

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2014	2015
Supplemental disclosure of cash flow information:
Interest paid	$9,877	$11,110
Income taxes paid, net of refunds	4,991	(146)
Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations related to the purchase of equipment	$—	$1,294
Comprehensive loss from hedging transactions, net of taxes	(215)	(141)
Equipment purchases in accounts payable	666	2,477
Noncontrolling interest assumed in connection with acquisitions (Note 2)	—	20,598
Adjustment to equity of noncontrolling interest	1,700	—
Extinguishment of note receivable (Note 2)	—	3,071
See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates
Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance HealthCare Services, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2014.
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
2. Transactions

Restructuring Plan
During the six months ended June 30, 2015, the Company recorded $491 related to restructuring charges, of which the Company recorded $95 in selling, general and administrative expenses, and $396 in cost of revenues, excluding depreciation and amortization. The Company also recorded $454 in severance and related costs during the six months ended June 30, 2015. During the six months ended June 30, 2014, the Company recorded $2,455 related to restructuring charges, of which the Company recorded $1,640 in selling, general and administrative expenses and $815 in cost of revenues, excluding depreciation and amortization. The Company also recorded $1,860 in severance and related costs, primarily as a result of the departure of one of its executive officers during the second quarter of 2014.

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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

The following table summarizes recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash received	$691
Accounts receivable, net	4,440
Equipment, net	3,346
Other assets	416
Goodwill	22,611
Identifiable intangible assets	24,600
Debt	(2,781)
Other liabilities	(3,532)
Noncontrolling interest	(20,598)
Total consideration	$29,193

As a result of this acquisition, the Company recorded goodwill of $22,611. In addition, the Company recorded intangible assets of $24,600, of which $13,500 was assigned to physician referral network and $11,100 was assigned to trademarks, which are all being amortized over 20 years. The Company recorded the intangible assets at fair value at the acquisition date, which was estimated using the income approach. A portion of the recorded goodwill and intangible assets is being amortized over 15 years for tax purposes. The fair value of noncontrolling interest related to this transaction was $20,598 as of the acquisition date. To estimate the fair value of noncontrolling interest, the Company used the implied fair value based on the Company's ownership percentage. The results for the quarter and six months ended June 30, 2015 included $8,167 and $12,023 of revenue, respectively, and $20 and $291 of net income, respectively, generated by TPC. The historical results of operations of the business acquired during the six months ended June 30, 2015 are not material, and accordingly, pro forma financial information is not presented.

The values assigned to the various assets and liabilities acquired in this transaction are preliminary and may be subject to adjustment as the calculation of their respective fair values could be subject to change.

The agreement includes contingent consideration arrangements, which are based on performance of the 12-month period following the transaction date. The fair value of these contingent consideration arrangements of $1,800 was estimated using probability-adjusted performance estimates as of June 30, 2015.
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

Stock Option Plans and Awards
In November 1999, the Company adopted an employee stock option plan (as amended and restated, the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 2,205,000 shares have become available for grant. As of June 30, 2015, a total of 477,060 shares remained available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant. All options have 10-year terms. Options granted after January 1, 2008 are typically time-based and vest in equal tranches over three or four years, subject to continued service. During the year ended December 31, 2014 and the six months ended June 30, 2015 there were no options in which vesting was accelerated. Prior to January 1, 2008, stock options granted under the 1999 Equity Plan to employees were all time-vesting options which had 5% vesting in the first year, 20% vesting in the second year and 25% vesting in years three through five.
The Company uses the Black-Scholes option pricing model to value the compensation expense associated with share-based payment awards. The fair value of each option award is estimated on the date of grant using the Black-

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

Scholes option pricing model using the assumptions noted in the table below. In addition, forfeitures are estimated when recognizing compensation expense and the estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and impact the amount of compensation expense to be recognized in future periods.
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

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	633,898	$21.39
Granted	83,514	23.91
Exercised	(2,515)	10.12
Canceled	(28,117)	55.81
Outstanding at June 30, 2015	686,780	$20.35	6.02	$3,482
Vested and expected to vest in the future at June 30, 2015	662,238	$20.18	5.94	$3,476
Exercisable at June 30, 2015	488,809	$18.14	5.17	$3,393
The weighted average grant date fair value of options granted during the six months ended June 30, 2014 and 2015 was $17.56 per share and $14.25 per share, respectively. Total stock options exercised was 2,515 during the six months ended June 30, 2015. There were 67,657 options exercised during the six months ended June 30, 2014.
The following table summarizes the Company’s unvested stock option activity:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2015	197,899	$12.13
Granted	83,514	14.25
Vested	(78,825)	6.08
Canceled	(4,617)	15.35
Unvested at June 30, 2015	197,971	$15.40

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

At June 30, 2015, the total unrecognized fair value share-based payment related to unvested stock options granted to employees was $2,046, which is expected to be recognized over a remaining weighted-average period of 2.07 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the consolidated statements of operations and comprehensive income. The total fair value of shares vested during the six months ended June 30, 2014 and 2015 was $469 and $479, respectively.
Stock Awards
The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2012, awards to certain employees either cliff vested after one year, or vest annually in 33.3% increments over three years. During 2013, awards to certain employees vested immediately upon the date of grant, or cliff vested after one year provided that the employee remained continuously employed through the issuance date. The Company grants restricted stock awards to non-employee directors of the Company who are unaffiliated with Oaktree Capital Management, LLC (“Oaktree”) and MTS Health Investors, LLC (“MTS”) (“unaffiliated directors”). These awards to unaffiliated directors cliff vest after one year based on the unaffiliated directors’ continued service with the Company through that date.
For the six months ended June 30, 2014 and 2015, the Company recorded share-based payment related to stock awards of $245 and $344, respectively. There were no shares of restricted stock granted during the six months ended June 30, 2014.
Restricted stock units ("RSUs") totaling 25,000 were granted to the Company's Chief Executive Officer in the third quarter of 2014, which vest based upon achieving certain market performance conditions. Specifically, the Company's closing stock price per common share must equal or exceed a value of $40.00 per share for 10 consecutive days between the dates of January 1, 2015 and April 21, 2017. If these conditions are not achieved before April 21, 2017, these RSUs will expire. In accordance with ASC 718, expense related to restricted stock units that vest based on achieving a market condition should not be recognized until the derived vesting period has been met, and at such time the derived vesting period becomes the requisite service period. Since the market condition has not been met, and is currently not probable of being met based on the current market condition, the Company has not recognized any expense related to these RSUs.
The following table summarizes the Company’s restricted stock activity:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2015	32,959	$20.99
Granted to employees	—	—
Granted to non-employee directors	—	—
Vested	—	—
Canceled	—	—
Unvested at June 30, 2015	32,959	$20.99
At June 30, 2015, there is no unrecognized fair value share-based payment expense related to restricted stock awards granted to employees. At June 30, 2015, the total unrecognized fair value share-based payment expense related to the restricted stock awards granted to unaffiliated directors was $345, which is expected to be recognized over a remaining weighted-average period of 0.50 years.

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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

vest on the first anniversary of their respective date of grant contingent upon the unaffiliated director's continued service to the Company through that date. In addition to the annual fee for all non-employee directors, each affiliated director receives additional annual cash compensation of $140, paid in one annual installment, for serving on the Board during 2014 and 2015.
Beginning October 1, 2013, during the 24-month period following his resignation as the Company's CEO, the Chairman of the Board, Mr. Buckelew, is granted restricted stock units having a value equal to $138 as compensation for each service period of one year. Also during 2014, non-employee directors who served as members of our Audit Committee received an additional $15, and the non-employee director who served as Chairman of our Audit Committee received an additional $30. In 2014, non-employee directors who served as members of our Nominating Committee and Compensation Committee received an additional $5. In 2014, non-employee directors were reimbursed for travel expenses related to their Board service.
4. Recent Accounting Pronouncements
Revenue Recognition In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU number 2014-09, “Revenue from Contracts with Customers (Topic 606)" — to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements while also providing a more robust framework for addressing revenue issues. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Key provisions of the ASU involve a 5-step model specific to recognizing revenue derived from customer contracts. In addition, ASU 2014-09 provides implementation guidance on several other important topics, including the accounting for certain revenue-related costs. The adoption of ASU 2014-09 is effective for publicly traded business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is not permitted. On April 29, 2015, the FASB proposed a one-year deferral for the effective date of the new standard. The Company is assessing the impact, if any, that the adoption of ASU 2014-09 may have on the Company's results of operations, cash flows, or financial position.

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
Debt The carrying amount of fixed and variable-rate borrowings at June 30, 2015 approximates fair value estimated based on current market rates and credit spreads for similar debt instruments.
Derivative instruments Fair value was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2014		June 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$33,033	$33,033	$43,399	$43,399
Fixed-rate debt	13,015	13,878	24,154	23,774
Variable-rate debt	494,274	494,354	518,994	518,122
Contingent consideration related to acquisition	—	—	1,800	1,800
Derivative instruments - asset position	228	228	11	11
Derivative instruments - liability position	46	46	41	41
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

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 820 pricing levels as of June 30, 2015:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$43,399	$43,399	$—	$—
Contingent consideration related to acquisition	1,800	—	—	1,800
Interest rate contracts - asset position	11	—	11	—
Interest rate contracts - liability position	41	—	41	—
The Company’s derivative instruments are primarily pay-fixed, receive-variable interest rate swaps and caps based on the LIBOR swap rate. The Company has elected to use the income approach to value these derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

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
The Company purchased TPC in February 2015 and recorded the related goodwill and intangible assets at their fair value which was estimated using the income approach and unobservable level 3 inputs. The fair value of noncontrolling interest related to the transaction was estimated using the implied fair value based on the Company's ownership percentage. For additional information please see Note 2 of the Notes to the Condensed Consolidated Financial Statements.
During the quarter ended June 30, 2015, the Company recorded a non-cash charge to write off $6.7 million of intangible assets not subject to amortization in its Radiation Oncology division. For additional information please see Note 6 of the Notes to the Condensed Consolidated Financial Statements.
6. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill are as follows:

Balance at January 1, 2014	$56,975
Goodwill acquired during the period	6,889
Impairment charges	—
Adjustments to goodwill during the period	—
Balance at December 31, 2014	63,864
Goodwill acquired during the period	22,611
Impairment charges	—
Adjustments to goodwill during the period	—
Balance at June 30, 2015	$86,475
Gross goodwill	$260,719
Accumulated impairment charges	(174,244)
Balance at June 30, 2015	$86,475

Intangible assets consisted of the following:

	December 31, 2014			June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$162,089	$(93,617)	$68,472	$175,864	$(97,485)	$78,379
Other	26,241	(21,758)	4,483	37,341	(22,414)	14,927
Total amortizing intangible assets	$188,330	$(115,375)	$72,955	$213,205	$(119,899)	$93,306
Intangible assets not subject to amortization			42,975			36,305
Total other intangible assets			$115,930			$129,611
In 2015, the Company intends to perform an annual impairment test in the fourth quarter for goodwill and indefinite life intangible assets based on the financial information as of September 30, absent of other events occurring or changes in

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

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
During the quarter ended June 30, 2015, the Company implemented a plan to start the process to close a radiation therapy center and, as a result, recorded a non-cash charge to write off $6.7 million of intangible assets not subject to amortization associated with that center in its Radiation Oncology division. The Company concluded that no other events occurred or circumstances changed relating to any other of its intangible assets during the quarter ended June 30, 2015 and will perform its annual impairment test for goodwill and other intangibles assets during the fourth quarter of 2015, as described above.
The Company uses the estimated useful life to amortize customer contracts, which is a weighted-average of 15 years. Other intangible assets subject to amortization are estimated to have a weighted-average useful life of six years. Amortization expense for intangible assets subject to amortization was $1,957 and $2,495 for the quarters ended June 30, 2014 and 2015, respectively, and $3,909 and $4,530 for the six months ended June 30, 2014 and 2015, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.
Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2015	$8,875
2016	7,930
2017	7,491
2018	7,131
2019	6,647
Thereafter	59,756
7. Other Accrued Liabilities
Other accrued liabilities consisted of the following:

	December 31, 2014	June 30, 2015
Accrued systems rental and maintenance costs	$1,586	$2,457
Accrued site rental fees	992	940
Accrued property and sales taxes payable	9,276	9,973
Accrued self-insurance expense	2,276	2,657
Deferred gain on sale of equipment	312	312
Other accrued expenses	12,100	14,132
Total	$26,542	$30,471

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

8. Long-Term Debt and Senior Subordinated Credit Facility
Long-term debt consisted of the following:

	December 31, 2014	June 30, 2015
Term loan facility	$482,825	$505,474
Discount on term loan facility	(2,156)	(2,074)
Revolving credit facility	2,000	—
Equipment debt	24,620	39,748
Long-term debt, including current portion	507,289	543,148
Less current portion	15,512	22,484
Long-term debt	$491,777	$520,664
Senior Secured Term Loan Refinancing
On June 3, 2013, the Company replaced its existing credit facility with a new senior secured credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement consists of (i) a $340,000, six-year term loan facility, (ii) a $50,000, five-year revolving loan facility, including a $20,000 sublimit for letters of credit, (iii) uncommitted incremental loan facilities of $100,000 of revolving or term loans, plus an additional amount if the Company's pro forma leverage ratio is less than or equal to 3.25, subject to receipt of lender commitments and satisfaction of specified conditions, and (iv) an $80,000 delayed draw term loan facility, which was required to be drawn within thirty days of June 3, 2013 and used for the redemption of $190,000 in aggregate principal amount of the Company's 8% Senior Notes.
On July 3, 2013 the delayed draw term loan facility was utilized, of which the proceeds were used to redeem $80,000 in aggregate principal amount of the Company's outstanding 8% Senior Notes that were originally issued in December 2009 as a cash tender offer for any and all of its outstanding 7.25% Notes originally issued in December of 2004. The delayed draw term loan facility converted into, and matched the terms of, the new $340,000 term loan facility.
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
June 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, engage in mergers, acquisitions and asset sales, transact with affiliates and alter the business conducted by the Company and its subsidiaries.
The Credit Agreement also contains a leverage ratio covenant requiring the Company to maintain a maximum ratio of consolidated total debt to consolidated adjusted EBITDA that ranges from 4.95 to 1.00 to 4.30 to 1.00. For the quarter ended June 30, 2015, the Credit Agreement required a maximum leverage ratio of not more than 4.85 to 1.00. The Credit Agreement eliminated the interest coverage ratio covenant which the Company was subject to maintain prior to the refinancing. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the Credit Agreement.

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

On June 19, 2015, the Company entered into a second amendment to the Credit Agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Second Amendment”). Pursuant to the Second Amendment, the Company raised the remaining $30,000 in incremental term loan commitments. The funds were used to repay all outstanding borrowings under the Company's revolving credit facility, pay fees and expenses related to the Second Amendment, and general corporate purposes. The Second Amendment did not impact the borrowing capacity on the revolving credit facility which remained at $50,000.

The initial portion of the incremental term loan was funded at 99.0% of principal amount under the First Amendment and the remainder was funded at 99.5% of principal under the Second Amendment. The incremental term loan has all of the same terms as the existing term loan facilities and will mature in June 2019. Interest on the incremental term loan is calculated, at the Company's option, at a base rate plus a 2.25% margin or LIBOR plus a 3.25% margin, subject to a 1.00% LIBOR floor.
As of June 30, 2015, there was $505,474 outstanding under the term loan facility, which included the draw term facility and the incremental term facility, and $0 borrowings were outstanding under the revolving credit facility. As of June 30, 2015, the Company’s ratio of consolidated total debt to consolidated adjusted EBITDA calculated pursuant to the Credit Agreement was 3.98 to 1.00.
The quarterly amortization payments of all term loans under the credit facility for the first five and three-quarter years was initially established at $1,050. The quarterly amortization payment was increased to $1,225 in December 2013 pursuant to the First Amendment and subsequently increased to $1,300 in June 2015 pursuant to the Second Amendment.
During the six months ended June 30, 2015, the increase in the Company's current portion of long-term debt was primarily due to borrowings for equipment expenditures for its Radiation Oncology division's joint venture with the Medical University of South Carolina ("MUSC"). Debt related to MUSC was funded through a line of credit exclusive of the Company's revolving line of credit, and will be converted to term notes as phases of the project are completed.
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
June 30, 2015
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
Cash Flow Hedges
Interest Rate Cash Flow Hedges
The Company has entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the six months ended June 30, 2014 and 2015, the Company had interest rate swap and cap agreements to hedge approximately $258,500 and $257,075 of its variable rate bank debt, respectively, or 50.9% and 47.3% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $351 from accumulated comprehensive loss to interest expense and other, net.
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

In the second quarter of 2011, the Company acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of US Radiosurgery, LLC ("USR"). One of the USR Swaps, which matures in October 2015, had a notional amount of $349 as of June 30, 2015. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap matured in April 2014. As a result of the acquisition of USR, the USR Swap was de-designated, hedge accounting was terminated and all further changes in the fair market value of the swap is being recorded in interest expense and other, net.

In the fourth quarter of 2012, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in December 2017, had a notional amount of $2,717 as of June 30, 2015. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.50% and pays a fixed rate of 3.75%. The net effect of the hedge is to convert interest expense to a fixed rate of 3.75%, as the underlying debt incurred interest based on one-month LIBOR plus 2.50%.

In the first quarter of 2013, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in April 2018, had a notional amount of $2,491 as of June 30, 2015. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.00% and pays a fixed rate of 2.873%. The net effect of the hedge is to convert interest expense to a fixed rate of 2.873%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%.

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
In the fourth quarter of 2014, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in November 2019, had a notional amount of $1,519 as of June 30, 2015. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 1.34%. The net effect of the hedge is to convert interest expense to a fixed rate of 1.34%, as the underlying debt incurred interest based on one-month LIBOR.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

The Effect of Designated Derivative Instruments on the Statement of Operations For the Quarter Ended June 30, 2014
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(375)	Interest expense and other, net	$8	Interest expense and other, net	$—

The Effect of Designated Derivative Instruments on the Statement of Operations For the Six Months Ended June 30, 2014
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(478)	Interest expense and other, net	$(126)	Interest expense and other, net	$(2)

The Effect of Designated Derivative Instruments on the Statement of Operations For the Quarter Ended June 30, 2015
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(19)	Interest expense and other, net	$5	Interest expense and other, net	$—

The Effect of Designated Derivative Instruments on the Statement of Operations For the Six Months Ended June 30, 2015
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(208)	Interest expense and other, net	$16	Interest expense and other, net	$1

The Effect of Non-Designated Derivative Instruments on the Statements of Operations for the quarter and six months ended June 30, 2014 and 2015 was immaterial.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

10. Income Taxes
For the quarter and six months ended June 30, 2014, the Company recorded income tax expense of $1,802 and $3,309, or 39.3% and 41.2%, of the Company’s pretax income. For the quarter and six months ended June 30, 2015, the Company recorded income tax (benefit) expense of $(1,366) and $206, or 41.0% and (5,725.0)%, of the Company’s pretax income. The Company’s effective tax rate for the quarter and six months ended June 30, 2015 differed from the federal statutory rate principally as a result of discrete tax benefit shortfalls of $204 from share based payments, which also resulted in an income tax expense of $206 relative to a net loss of $210 and a corresponding minimal amount of pretax loss for the six month period.
As of June 30, 2015, the Company has provided a liability for $301 of unrecognized tax benefits related to various federal and state income tax matters. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $256.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2015, the Company had approximately $16 in accrued interest and penalties related to unrecognized tax benefits.
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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Numerator:
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$2,784	$(1,961)	$4,715	$(210)
Denominator:
Weighted-average shares-basic	10,671	10,715	10,669	10,714
Effect of dilutive securities:
Employee stock options	183	121	203	125
Weighted-average shares-diluted	10,854	10,836	10,872	10,839
Income (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.26	$(0.18)	$0.44	$(0.02)
Diluted	$0.26	$(0.18)	$0.43	$(0.02)
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	132	394	134	335
Average exercise price per share that exceeds average market price of common stock	$44.22	$30.15	$44.25	$31.57
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At June 30, 2015, the Company has determined that no liability is necessary related to these guarantees and indemnities.
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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

On February 10, 2015, Alliance Oncology was served with a lawsuit in the United States District Court for the Western District of Missouri by Dr. Barry Michael Driver. The Plaintiff is an employed Physician at Alliance Oncology’s Joplin, Missouri, Radiation Therapy Cancer Treatment Center. The Plaintiff alleges Alliance Oncology breached his employment agreement by failing to pay him in accordance with the terms of the contract. Alliance Oncology disputes Dr. Driver’s interpretation of the employment agreement and asserts Dr. Driver was paid appropriately. On or about July 14, 2015, the District Court granted Alliance Oncology’s Motion to Dismiss and dismissed three of the four Counts contained within Plaintiff’s Complaint. Alliance Oncology is currently in the process of preparing its Answer to the remaining Count, and also engaged in settlement discussions with Dr. Driver, who remains a current employee at this time.
The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations, financial position, or cash flows.
13. Related-Party Transactions
On April 16, 2007, Oaktree and MTS purchased 4,900,301 shares of the Company’s common stock. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. At June 30, 2015, Oaktree and MTS owned in the aggregate approximately 50.7% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.
Revenues from management agreements with unconsolidated equity investees were $2,241 and $2,209 during the quarters ended June 30, 2014 and 2015, respectively. Revenues from management agreements with unconsolidated equity investees were $4,562 and $4,587 during the six months ended June 30, 2014 and 2015, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which are included in the management agreement revenue, who reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as cost of revenues and the reimbursement as revenues in its condensed consolidated statements of operations and comprehensive income (loss). For the quarters ended June 30, 2014 and 2015, the amounts of the revenues and expenses were $1,783 and $1,782, respectively. For the six months ended June 30, 2014 and 2015, the amounts of the revenues and expenses were $3,687 and $3,729, respectively.
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
On December 2, 2013, the Company borrowed $70,000 of the incremental term loans from its current lenders under its Credit Agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent. The Company used the proceeds from the transaction plus borrowings under its revolving line of credit and cash on hand to complete the redemption of all its outstanding Notes on December 4, 2013. Oaktree funded $10,000 of the $70,000 incremental term loan.
14. Investments in Unconsolidated Investees
The Company has direct ownership in three unconsolidated investees at June 30, 2015. The Company owns between 15% and 50% of these investees, and provides management services under agreements with these investees, expiring at various dates through 2025. All of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.
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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

Set forth below are certain financial data for Alliance-HNI, LLC and Subsidiaries, one of the Company’s unconsolidated investees as of:

	December 31, 2014	June 30, 2015
Balance Sheet Data:
Current assets	$4,721	$4,319
Noncurrent assets	9,257	8,605
Current liabilities	2,773	2,513
Noncurrent liabilities	3,272	2,657

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Operating Results:
Revenues	$4,225	$4,237	$8,331	$8,401
Expenses	2,266	2,201	4,821	4,605
Net income	1,959	2,036	3,510	3,796
Earnings from unconsolidated investee	979	1,018	1,755	1,898
Set forth below are certain financial data for the aggregate of the Company’s unconsolidated investees, including Alliance-HNI, LLC and Subsidiaries as of:

	December 31, 2014	June 30, 2015
Balance Sheet Data:
Current assets	$8,687	$6,992
Noncurrent assets	10,108	9,182
Current liabilities	3,760	3,477
Noncurrent liabilities	3,395	2,693

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Combined Operating Results:
Revenues	$6,765	$6,469	$13,196	$13,106
Expenses	3,210	2,920	6,745	6,256
Net income	3,555	3,549	6,451	6,850
Earnings from unconsolidated investees	1,242	1,292	2,240	2,455

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

15. Stockholders’ Deficit
The following table summarizes consolidated stockholders’ deficit, including noncontrolling interest.

					Additional	Accumulated		Stockholders’ Equity (Deficit) Attributable to		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Alliance HealthCare	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Services, Inc.	Interest	Deficit
Balance at January 1, 2015	10,713,658	$107	(157,973)	$(3,138)	$27,653	$(351)	$(194,091)	$(169,820)	$58,340	$(111,480)
Exercise of stock options	2,515	—	—	—	25	—	—	25	—	25
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—
Share-based payment	—	—	—	—	819	—	—	819	—	819
Share-based payment income tax benefit	—	—	—	—	(82)	—	—	(82)	—	(82)
Unrealized loss on hedging transaction, net of tax	—	—	—	—	—	(141)	—	(141)	—	(141)
Net investments in subsidiaries	—	—	—	—	—	—	—	—	12,246	12,246
Net income (loss)	—	—	—	—	—	—	(210)	(210)	9,250	9,040
Balance at June 30, 2015	10,716,173	$107	(157,973)	$(3,138)	$28,415	$(492)	$(194,301)	$(169,409)	$79,836	$(89,573)

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

16. Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. In accordance with ASC 280, “Segment Reporting,” and based on the nature of the financial information that is received by the CODM, the Company operates in three operating segments, of which two are reportable segments, Radiology and Radiation Oncology, based on similar economic and other characteristics.
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
The following table summarizes the Company’s revenue by segment:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Revenue
Radiology	$87,297	$84,994	$171,935	$166,381
Radiation Oncology	23,941	25,330	44,668	49,516
Corporate / Other	—	8,180	—	12,036
Total	$111,238	$118,504	$216,603	$227,933
The following are components of revenue:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Revenue
MRI	$45,637	$45,249	$89,822	$88,136
PET/CT	34,178	32,594	67,547	64,144
Radiation Oncology	23,941	25,330	44,668	49,516
Other radiology	7,482	7,151	14,566	14,101
Corporate / Other	—	8,180	—	12,036
Total	$111,238	$118,504	$216,603	$227,933

Segment income represents net income before income taxes; interest expense and other, net; amortization expense; depreciation expense; share-based payment; severance and related costs; noncontrolling interest in subsidiaries; restructuring charges; transaction costs; impairment charges, loss on extinguishment of debt, other nonrecurring charges, and non-cash charges. Segment income is the most frequently used measure of each segment’s performance by the CODM and is commonly used in setting performance goals.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

The following table summarizes the Company’s segment income (loss):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Segment income (loss)
Radiology	$33,248	$28,419	$64,257	$54,793
Radiation Oncology	11,167	12,581	20,490	24,344
Corporate / Other	(7,746)	(6,985)	(15,126)	(15,006)
Total	$36,669	$34,015	$69,621	$64,131
The reconciliation of net income (loss) to total segment income is shown below:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$2,784	$(1,961)	$4,715	$(210)
Income tax expense (benefit)	1,802	(1,366)	3,309	206
Interest expense and other, net	6,124	6,904	12,362	12,922
Amortization expense	1,957	2,495	3,909	4,530
Depreciation expense	14,274	12,072	30,069	23,705
Share-based payment (included in selling, general and administrative expenses)	376	430	710	819
Severance and related costs	1,727	195	1,860	454
Noncontrolling interest in subsidiaries	4,036	4,903	7,085	9,250
Restructuring charges (Note 2)	1,563	236	2,455	491
Transaction costs	937	1,113	939	1,532
Impairment charges	236	6,670	236	6,746
Legal settlements	822	1,543	1,621	2,903
Other non-cash charges (included in other income and expense, net)	31	781	351	783
Total segment income	$36,669	$34,015	$69,621	$64,131
Net income (loss) for the Radiology and Radiation Oncology segments does not include charges for interest expense, net of interest income, income taxes or certain selling, general and administrative expenses. These costs are charged against the Corporate / Other segment. The following table summarizes the Company’s net income (loss) by segment:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Net income (loss)
Radiology	$20,623	$17,937	$37,817	$34,934
Radiation Oncology	4,642	(1,629)	8,068	3,395
Corporate / Other	(22,481)	(18,269)	(41,170)	(38,539)
Total	$2,784	$(1,961)	$4,715	$(210)

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
June 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

The following table summarizes the Company’s identifiable assets by segment:

	As of December 31, 2014	As of June 30, 2015
Identifiable assets
Radiology	$229,141	$238,810
Radiation Oncology	182,880	180,990
Corporate / Other	88,864	146,616
Total	$500,885	$566,416

The following table summarizes the Company’s goodwill by segment:

	Radiology	Radiation Oncology	Corporate / Other	Total
Balance at January 1, 2014	$42,166	$14,809	$—	$56,975
Goodwill acquired during the period	—	6,889	—	6,889
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	—	—	—	—
Balance at December 31, 2014	$42,166	$21,698	$—	$63,864
Goodwill acquired during the period	—	—	22,611	22,611
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	—	—	—	—
Balance at June 30, 2015	$42,166	$21,698	$22,611	$86,475

Gross goodwill	$196,508	$41,600	$22,611	$260,719
Accumulated impairment charges	(154,342)	(19,902)	—	(174,244)
Balance at June 30, 2015	$42,166	$21,698	$22,611	$86,475
The following table summarizes the cash used for capital expenditures for the Radiology, Radiation Oncology and Corporate segments:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Cash used for capital expenditures
Radiology	$4,761	$5,865	$6,828	$12,695
Radiation Oncology	19	3,022	19	3,757
Corporate / Other	2,741	2,806	6,409	2,806

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Key Aspects of Our Business
MRI, PET/CT and radiation oncology services generated 38%, 28% and 21% of our revenue, respectively, for the six months ended June 30, 2015 and 41%, 31% and 21% of our revenue, respectively, for the six months ended June 30, 2014. Our remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (“CT”), management contract revenue, and interventional services revenue. We operated 518 diagnostic imaging and radiation oncology systems, including 256 MRI systems (of which 19 are operating leases) and 125 PET/CT systems (of which 9 are operating leases) and served over 1,000 clients in 44 states at June 30, 2015. We operated 118 fixed-site imaging centers (one in an unconsolidated joint venture), which constitute systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups’ offices, parked mobile systems, and free-standing fixed-site imaging centers, which include systems installed in medical office buildings, ambulatory surgical centers, or other retail space at June 30, 2015. Of the 118 fixed-site imaging centers (including one unconsolidated joint venture), 84 were MRI fixed-site imaging centers, 19 were PET/CT fixed-site imaging centers, and 15 were other modality fixed-site imaging centers. We also operated 32 radiation oncology centers and stereotactic radiosurgery facilities (including one radiation oncology center as an unconsolidated joint venture) at June 30, 2015.
Revenues from fixed-site imaging centers and radiation oncology centers can be structured as either “wholesale” or “retail” revenues. We generated approximately 78% and 83% of our revenues for the six months ended June 30, 2015 and 2014, respectively, by providing services to hospitals and other healthcare providers, which we refer to as "wholesale" revenues. We typically generate our wholesale revenues from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients’ receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. Our contracts for radiation oncology services average approximately 10 to 20 years in length. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases its own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Competitive pressures also affect our pricing.

We generated approximately 22% and 17% of our revenues for the six months ended June 30, 2015 and 2014, respectively, by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as "retail" revenues. We generate our revenue from these sites from direct billings to patients or their third-party payors, including Medicare, and we record this revenue net of contractual discounts and other arrangements for providing services at discounted prices. We typically receive a higher price per scan or treatment under retail billing than we do under wholesale billing.
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
With respect to our retail business, for services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the prior Medicare statutory formula known as the Sustainable Growth Rate (“SGR”) formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress had failed to intervene. In the past, when the application of the statutory formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. For 2013, the Centers for Medicare & Medicaid Services ("CMS") projected an aggregate rate reduction of 26.5% from 2012 payment rates if Congress had failed to intervene. This reduction was delayed by the enactment of the ATRA on January 2, 2013, which allowed for the continuation of 2012 physician payment rates by adopting a 0% update through December 31, 2013.
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
President Obama signed the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) on April 16, 2015, which repealed and replaced the SGR formula for Medicare payment adjustments to physicians. MACRA provides a solution to the annual interim legislative updates that had previously been necessary to delay or prevent significant reductions to payments under the Physician Fee Schedule. MACRA extended existing payment rates under PAMA through June 30, 2015, with a 0.5% update for July 1, 2015, through December 31, 2015 and for each calendar year through 2019, after which there will be a 0% annual update each year through 2025. In addition, MACRA requires the establishment of the Merit-Based Incentive Payment System (“MIPS”), beginning in 2019, under which physicians may receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of electronic health records. MACRA also requires CMS, beginning in 2019, to provide incentive payments for physicians and other eligible professionals that participate in alternative payment models, such as accountable care organizations, that emphasize quality and value over the traditional volume-based fee-for-service model. MACRA is still new and the manner in which it will be implemented is not certain, but at this time, we do not believe that this law will have a material effect on our future retail revenues.
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
Other recent legislative and regulatory updates to the Physician Fee Schedule included reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the previous 50% usage rate to a 90% usage rate. This change began in 2010 with a planned four-year phase-in period for MRI and CT scans, but not for radiation therapy and other therapeutic equipment. The PPACA superseded CMS's assumed usage rate for such equipment and, beginning on January 1, 2011, CMS instituted a 75% usage rate. Also in 2011, CMS expanded the list of services to which the higher equipment usage rate assumption applies to include certain diagnostic CTA and MRA procedures using similar CT and MRI scanners that cost more than $1 million. Through enactment of the ATRA, Congress increased the usage rate assumption from 75% to 90% for fee schedules to be developed for 2014 and subsequent years. In the proposed Physician Fee Schedule for 2016, CMS proposed to increase the usage rate assumption for linear accelerators used in many radiation oncology treatments from 50% to 70%, which, if adopted, would be responsible in part for a projected 9% aggregate payment reduction to radiation therapy centers in 2016. We currently estimate that neither the usage assumptions for MRI and CT scans under the ATRA, nor the proposed usage rate assumption for linear accelerators, if adopted, will have a material adverse effect on our future retail revenues.
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
In addition to annual updates to the Physician Fee Schedule, as indicated above, CMS also publishes regulatory changes to the hospital outpatient prospective payment system (“HOPPS”) on an annual basis. These payments are bundled amounts received by our hospital clients for hospital outpatient services related to MRI scans, PET scans, PET/CT scans and SRS treatments. Recent adjustments to the HOPPS payments for these procedures have not had a material adverse effect on our revenue and earnings in 2011, 2012, 2013, 2014 or the first six months of 2015.

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
Over the past few years, the growth rate of PET/CT and MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, additional patient-related cost-sharing programs and an increasing trend of third-party payors intensifying their utilization management efforts, for example, through benefit managers who require prior authorizations to control the growth rate of imaging services generally. We expect that these trends will continue. One recent initiative to potentially reduce utilization of certain imaging services is the Medicare Imaging Demonstration, which is a two-year demonstration project designed to collect data regarding physician use of advanced diagnostic imaging services, quantify rates of appropriate, uncertain, and inappropriate advanced diagnostic image ordering in the Medicare program, and to determine whether exposing physicians to guidelines at the time of the order is associated with more appropriate ordering and an attendant change in utilization. This information would be used to determine the appropriateness of services by developing medical specialty guidelines for advanced imaging procedures within three designated modalities (MRI, CT and nuclear medicine). On February 2, 2011, CMS announced that it selected five participants for the demonstration project. The data collection portion of the demonstration concluded on April 1, 2012, and the 18-month intervention portion of the demonstration then went into effect, during which time the appropriateness of a physician's order for diagnostic imaging services was considered at the time the order was entered into the decision support systems being tested. The demonstration concluded on September 30, 2013, and a report to Congress summarizing the results of the demonstration was published March 30, 2015. The report stated that exposing ordering physicians to appropriateness guidelines for advanced diagnostic imaging over the course of two years had nearly no effect on utilization for physicians and the report contained no recommendations for legislation or administrative action.
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
We cannot predict the full impact of the PPACA and other recent and future legislative enactments on our business. The reform law substantially changed the way health care is financed by both governmental and private insurers. Although certain provisions may negatively affect payment rates for certain imaging services, the PPACA also extended coverage to an estimated 24 million previously uninsured people, which may result in an increase in the demand for our services.
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
Results of Operations
The following table shows our consolidated statements of operations as a percentage of revenues for each of the quarters and six months ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	53.6	56.9	53.8	56.8
Selling, general and administrative expenses	17.4	17.6	17.6	18.3
Transaction costs	0.8	0.9	0.4	0.7
Severance and related costs	1.6	0.2	0.9	0.2
Impairment charges	0.2	5.6	0.1	3.0
Depreciation expense	12.8	10.2	13.9	10.4
Amortization expense	1.8	2.1	1.8	2.0
Interest expense and other, net	5.5	5.8	5.7	5.7
Other (income) and expense, net	(0.4)	0.5	(0.2)	—
Total costs and expenses	93.3	99.8	94.0	97.1
Income before income taxes, earnings from unconsolidated investees and noncontrolling interest	6.7	0.2	6.0	2.9
Income tax (benefit) expense	1.6	(1.2)	1.5	0.1
Earnings from unconsolidated investees	(1.1)	(1.1)	(1.0)	(1.1)
Net income	6.2	2.5	5.5	3.9
Less: Net income attributable to noncontrolling interest, net of tax	(3.6)	(4.1)	(3.3)	(4.1)
Net income attributable to Alliance HealthCare Services, Inc.	2.6%	(1.6)%	2.2%	(0.2)%

The table below provides MRI statistical information for each of the quarters and six months ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
MRI statistics
Average number of total systems	250.7	251.1	251.6	248.4
Average number of scan-based systems	210.8	200.6	210.1	201.7
Scans per system per day (scan-based systems)	8.69	8.99	8.42	8.74
Total number of scan-based MRI scans	120,475	123,461	231,662	237,494
Price per scan	$340.20	$316.84	$346.49	$323.53

The table below provides PET/CT statistical information for each of the quarters and six months ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
PET/CT statistics
Average number of systems	113.3	115.1	112.0	114.8
Scans per system per day	5.36	5.38	5.36	5.32
Total number of PET/CT scans	34,919	35,569	68,676	69,012
Price per scan	$950.36	$890.59	$954.56	$902.98

The table below provides radiation oncology statistical information for each of the quarters and six months ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Radiation oncology statistics
Number of radiation oncology centers*	29	32	29	32
Linac treatments	21,005	23,069	39,009	45,234
Stereotactic radiosurgery patients	808	849	1,489	1,628
*Number of radiation oncology centers operated as of June 30, 2014 and 2015 included one unconsolidated joint venture.
Following are the components of revenue (in millions) for each of the quarters and six months ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Total MRI revenue	$45.6	$45.2	$89.8	$88.1
PET/CT revenue	34.2	32.6	67.5	64.1
Radiation oncology revenue	23.9	25.3	44.7	49.5
Other radiology revenue	7.5	7.2	14.6	14.1
Other revenue	—	8.2	—	12.1
Total	$111.2	$118.5	$216.6	$227.9

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Total fixed-site imaging center revenue (in millions)	$29.0	$28.1	$55.0	$55.2

Quarter Ended June 30, 2015 Compared to Quarter Ended June 30, 2014
Revenue increased $7.3 million, or 6.5%, to $118.5 million in the second quarter of 2015 compared to $111.2 million in the second quarter of 2014 mostly due to an increase in radiation oncology revenue of $1.4 million, and an incremental 8.2 million of revenue from our newly acquired consolidated joint venture, The Pain Center of Arizona ("TPC"). These increases were partially offset by decreases in MRI and PET/CT revenues of $2.0 million. Reductions in MRI and PET/CT pricing totaled $4.9 million in the second quarter of 2015.
MRI revenue decreased $0.4 million in the second quarter of 2015, or 0.9%, compared to the second quarter of 2014. Scan-based MRI revenue decreased $1.9 million in the second quarter of 2015, or 4.6%, compared to the second quarter of 2014, to $39.1 million in the second quarter of 2015 from $41.0 million in the second quarter of 2014. The decrease in scan-based MRI revenue was primarily due to year-over-year decreases in the average price per MRI scan and average number of scan-based systems in service. The average price per MRI scan decreased to $316.84 per scan in the second quarter of 2015 from $340.20 per scan in the second quarter of 2014 as we aggressively competed on pricing to protect and maintain our market share in the highly competitive mobile imaging market. The average number of scan-based systems in service decreased to 200.6 systems in the second quarter of 2015 from 210.8 systems in the second quarter of 2014. The average scans per system per day decreased 3.5% to 8.99 in the second quarter of 2015 from 8.69 in the second quarter of 2014, and scan-based MRI scan volume increased 2.5% to 123,461 scans in the second quarter of 2015 from 120,475 scans in the second quarter of 2014. Non scan-based MRI revenue increased $1.5 million in the second quarter of 2015 over the same period in 2014. Included in the revenue totals above are fixed-site imaging center revenues, which decreased $0.9 million, or 3.1%, to $28.1 million in the second quarter of 2015 from $29.0 million in the second quarter of 2014.
PET/CT revenue in the second quarter of 2015 decreased $1.6 million, or 4.6%, compared to the second quarter of 2014. This decrease was primarily due to a decrease in the average price per PET/CT scan decreased to $890.59 per scan in the second quarter of 2015 compared to $950.36 per scan in the second quarter of 2014 as we aggressively competed on pricing to protect and maintain our market share in the highly competitive mobile imaging market. In addition, PET/CT scan volumes increased 1.9% to 35,569 scans in the second quarter of 2015 from 34,919 scans in the second quarter of 2014. The average number of PET/CT systems in service increased to 115.1 systems in the second quarters of 2015 compared to 113.3 in the first quarter of 2014. Scans per system per day increased to 5.38 in the second quarter of 2015 from 5.36 in the second quarter of 2014.
Radiation oncology revenue increased $1.4 million, or 5.8%, to $25.3 million in the second quarter of 2015 compared to $23.9 million in the second quarter of 2014, primarily due to a 9.8% increase in the number of Linac treatments performed in the second quarter of 2015, compared to the second quarter of 2014 and a 5.1% increase in the number of SRS patients we treated. The growth in Linac treatment was largely driven by our acquisition of Charleston Area Radiation Therapy Center ("CARTC") in the fourth quarter of 2014.
Other radiology revenues related to our radiology segment were $7.2 million in the second quarter of 2015 compared to $7.5 million in the second quarter of 2014.
At June 30, 2015 we operated 256 MRI systems and 125 PET/CT systems, including 19 MRI systems and nine PET/CT systems on operating leases as a result of our sale and lease transaction in the fourth quarter of 2012. We had 264 MRI systems and 121 PET/CT systems at June 30, 2014, including 19 MRI systems and nine PET/CT systems on operating leases as a result of our sale and lease transaction. We operated 118 fixed-site imaging centers (including one in an unconsolidated joint venture) at June 30, 2015, compared to 124 fixed-site imaging centers (including one in an unconsolidated joint venture) at June 30, 2014. We operated 32 radiation oncology centers (including one in an unconsolidated joint venture) at June 30, 2015, compared to 29 radiation oncology centers (including one in an unconsolidated joint venture) at June 30, 2014.
Cost of revenues, excluding depreciation and amortization, increased $7.9 million, or 13.2%, to $67.5 million in the second quarter of 2015 compared to $59.6 million in the second quarter of 2014. The increase in cost of revenues was primarily due to a $5.8 million increase in compensation and related employee expenses, resulting from increased salary costs in connection with our new affiliations with CARTC and TPC, an increase in medical supplies of $0.6 million, an increased in equipment rental of $0.5 million, an increase in license, taxes, and fees of $0.5 million, and an increase in maintenance and related costs of $0.1 million compared to 2014. All other cost of revenues, excluding depreciation and amortization, remained consistent year over year. Cost of revenues, as a percentage of revenue, increased to 56.9% in the second quarter of 2015, compared to 53.6% in the second quarter of 2014, primarily due to our new affiliations with CARTC, MUSC, and TPC.
Selling, general and administrative expenses increased $1.4 million, or 7.3%, to $20.8 million in the second quarter of 2015 compared to $19.4 million in the second quarter of 2014. Of the $1.4 million increase to selling, general and administrative expenses, $1.5 million was due to increased compensation and related employee expenses, in part due to investments in our growth programs, and an increase to license, taxes, and fees of $0.3 million partially offset by a decrease in professional services of $0.2 million and a decrease in our provision for doubtful accounts of $0.1 million, decreasing to 0.5% as a percentage of revenue in the second quarter of 2015 compared to 0.7% in the second quarter of 2014. All other selling, general and administrative expenses in the second quarter of 2015 increased $0.1 million from the second quarter of 2014. Selling, general and administrative expenses as a percentage of revenue was 17.6% in the second quarter of 2015 compared to 17.4% in the second quarter of 2014.
Severance and related costs decreased $1.5 million, or 88.7%, to $0.2 million in the second quarter of 2015 compared to $1.7 million in the second quarter of 2014.
Impairment charges were $6.7 million in the second quarter of 2015 compared to $0.2 million in the second quarter of 2014. In the second quarter of 2015, we decided to close one of our rural radiation therapy centers in our Radiation Oncology division in lieu of making significant equipment investments in the center in an area with increased competition. The center was initially acquired in 2007.
Depreciation expense decreased $2.2 million, or 15.4%, to $12.1 million in the second quarter of 2015 compared to $14.3 million in the second quarter of 2014 due to the year over year increase in the number of units in our fleet that are fully depreciated along with our decision to upgrade units we currently own as an alternative to purchasing new equipment.
Amortization expense increased $0.5 million, or 27.7%, to $2.5 million in the second quarter of 2015 compared to $2.0 million in the second quarter of 2014.
Interest expense and other, net, increased $0.8 million, or 12.7%, to $6.9 million in the second quarter of 2015 compared to $6.1 million in the second quarter of 2014, primarily due to increased borrowings under our senior secured credit agreement and increased equipment debt.
Income tax benefit was $(1.4) million in the second quarter of 2015 compared to an income tax expense of $1.8 million in the second quarter of 2014. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based compensation, unrecognized tax benefits and other permanent differences.
Earnings from unconsolidated investees increased $0.1 million, or 4.0%, to $1.3 million in the second quarter of 2015 compared to $1.2 million in the second quarter of 2014.
Net income attributable to noncontrolling interest increased $0.9 million, or 21.5%, to $4.9 million in the second quarter of 2015 compared to $4.0 million in the second quarter of 2014. The increase is mostly attributed to improved net income we derived from our joint venture partners, and to a lesser degree, the addition of our joint venture with TPC in February 2015.
The net loss attributable to Alliance HealthCare Services, Inc. was $(2.0) million, or $(0.18) per share on a diluted basis, in the second quarter of 2015 compared to net income of $2.8 million, or $0.26 per share on a diluted basis, in the second quarter of 2014.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Revenue increased $11.3 million, or 5.2%, to $227.9 million during the first six months of 2015 compared to $216.6 million in the first six months of 2014 mostly due to an increases of in radiation oncology revenues of $4.8 million, driven by an incremental $12.0 million from TPC, our newly acquired joint venture.
MRI revenue decreased $1.7 million in the first six months of 2015, or 1.9%, compared to the first six months of 2014. Scan-based MRI revenue decreased $3.4 million in the first six months of 2015, or 4.3%, compared to the first six months of 2014, to $76.8 million in the first six months of 2015 from $80.3 million in the first six months of 2014. The decrease in scan-based MRI revenue was primarily due to year-over-year decreases in the average price per MRI scan. The average price per MRI scan decreased to $323.53 per scan in the first six months of 2015 from $346.49 per scan in the first six months of 2014 as we aggressively competed on pricing to protect and maintain our market share in the highly competitive mobile imaging market. The average number of scan-based systems in service decreased to 201.7 systems in the first six months of 2015 from 210.1 systems in the first six months of 2014. Average scans per system per day increased 0.3 to 8.7 in the first six months of 2015 from 8.4 in the first six months of 2014. Scan-based MRI scan volume increased 2.5% to 237,494 scans in the first six months of 2015 from 231,662 scans in the first six months of 2014. Non scan-based MRI revenue decreased $1.7 million in the first six months of 2015 over the same period in 2014.

PET/CT revenue in the first six months of 2015 decreased $3.4 million, or 5.0%, compared to the first six months of 2014 primarily due to a decrease in total PET/CT scan volumes of 69,012 scans in the first six months of 2015 from 68,676 scans in the first six months of 2014. In addition, the average price per PET/CT scan decreased to $902.98 per scan in the first six months of 2015 compared to $954.56 per scan in the first six months of 2014 as we aggressively competed on pricing to protect and maintain our market share in the highly competitive mobile imaging market. The average number of PET/CT systems in service increased to 114.8 systems in the first six months of 2015 from 112.0 systems in the first six months of 2014. Scans per system per day decreased to 5.3 in the first six months of 2015 from 5.4 in the first six months of 2014.
Included in the revenue totals above are fixed-site imaging center revenues, which increased $0.2 million to $55.2 million in the first six months of 2015 from $55.0 million in the first six months of 2014.
Radiation oncology revenue increased $4.8 million, or 10.9%, to $49.5 million in the first six months of 2015 compared to $44.7 million in the first six months of 2014, primarily due to a 16.0% increase in the number of Linac treatments performed in the first six months of 2015, compared to the first six months of 2014 and a 9.3% increase in the number of SRS patients we treated. The growth in Linac treatments was attributed to our acquisition of CARTC in the fourth quarter of 2015.
Other revenues related to our radiology segment were $14.1 million in the first six months of 2015 compared to $14.6 million in the first six months of 2014.
At June 30, 2015 we operated 256 MRI systems and 125 PET/CT systems, including 19 MRI systems and nine PET/CT systems on operating leases. We had 264 MRI systems and 121 PET/CT systems at June 30, 2014, including 19 MRI systems and nine PET/CT systems on operating leases. We operated 118 fixed-site imaging centers (including one in an unconsolidated investee) at June 30, 2015, compared to 124 fixed-site imaging centers (including one in an unconsolidated joint venture) at June 30, 2014. We operated 32 radiation oncology centers (including one in an unconsolidated joint venture) at June 30, 2015, compared to 29 radiation oncology centers (including one in an unconsolidated joint venture) at June 30, 2014.
Cost of revenues, excluding depreciation and amortization, increased $12.8 million, or 11.0%, to $129.4 million in the first six months of 2015 compared to $116.6 million in the first six months of 2014. The increase in cost of revenues was primarily due to an increase to compensation and related employee expenses of $10.0 million, or 18.9%, primarily due to salary costs in connection with our new affiliations with CARTC and TPC, an increase to maintenance and related costs of $1.0 million, or 3.9%, due to our new aforementioned affiliates and the timing of system repairs, and an increase to medical supplies of $0.8 million, or 8.8%, offset by a decrease to outside medical services of $0.4 million, or 9.2%. All other cost of revenues, excluding depreciation and amortization, increased $0.1 million, or 0.4%. Cost of revenues, as a percentage of revenue, increased to 56.8% in the first six months of 2015, compared to 53.8% in the first six months of 2014.
Selling, general and administrative expenses increased $3.6 million, or 9.5%, to $41.8 million in the first six months of 2015 compared to $38.1 million in the first six months of 2014. The increase to selling, general and administrative expenses was primarily due to an increase in compensation and related employee expenses of $3.9 million, or 17.5%, in part due to an increase in investments in our growth programs. These increases were partially offset by a decrease in our provision for doubtful accounts of $0.5 million, decreasing to 0.5% as a percentage of revenue for the first six months of 2015 from 0.7% as a percentage of revenue for the first six months of 2014. All other selling, general and administrative expenses in the first six months of 2015 increased $0.3 million compared to the first six months of 2014. Selling, general and administrative expenses as a percentage of revenue was 18.3% in the first six months of 2015 compared to 17.6% in the first six months of 2014.
Severance and related costs decreased $1.4 million, or 75.6%, to $0.5 million in the first six months of 2015 compared to $1.9 million in the first six months of 2014.
Impairment charges were $6.7 million in the first six months of 2015 compared to $0.2 million in the first six months of 2014. In the first six months of 2015, we decided to close one of our rural radiation therapy centers in our Radiation Oncology division in lieu of making significant equipment investments in the center in an area with increased competition. The center was initially acquired in 2007.
Depreciation expense decreased $6.4 million, or 21.2%, to $23.7 million in the first six months of 2015 compared to $30.1 million in the first six months of 2014 due to the year over year increase in the number of units in our fleet that are fully depreciated along with our decision to upgrade units we currently own as an alternative to purchasing new equipment.
Amortization expense increased $0.6 million, or 15.9%, to $4.5 million in the first six months of 2015 compared to $3.9 million in the first six months of 2014. This decrease is primarily due to lower amortization charges related to intangible assets that were impaired or written off in previous periods.

Interest expense and other, net, increased $0.5 million, or 4.5%, to $12.9 million for the first six months of 2015 compared to $12.4 million in the first six months of 2014, primarily due to increased borrowings under our senior secured credit agreement and increased equipment debt.
Income tax expense was $0.2 million in the first six months of 2015 compared to $3.3 million for the first six months of 2014. Tax expense for the first six months of 2015 was primarily attributable to discrete tax benefit shortfalls of $0.2 million from share-based payments.
Earnings from unconsolidated investees increased $0.3 million, or 9.6%, to $2.5 million in the first six months of 2015 compared to $2.2 million in the first six months of 2014.
Net income attributable to noncontrolling interest increased $2.2 million, or 30.6%, to $9.3 million in the first six months of 2015 compared to net income of $7.1 million in the first six months of 2014.
The net loss attributable to Alliance HealthCare Services, Inc. was $0.2 million, or $(0.02) per share on a diluted basis, in the first six months of 2015 compared to net income of $4.7 million, or $0.43 per share on a diluted basis, in the first six months of 2014.
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
Adjusted EBITDA in the second quarter of 2015 decreased $2.7 million, or 7.2%, to $34.0 million, from $36.7 million in the second quarter of 2014. Adjusted EBITDA for the first six months of 2015 decreased $5.5 million, or 7.9% to $64.1 million, from $69.6 million for the first six months of 2014.

The reconciliation of net income (loss) to total adjusted EBITDA is shown below:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$2,784	$(1,961)	$4,715	$(210)
Income tax expense (benefit)	1,802	(1,366)	3,309	206
Interest expense and other, net	6,124	6,904	12,362	12,922
Amortization expense	1,957	2,495	3,909	4,530
Depreciation expense	14,274	12,072	30,069	23,705
Share-based payment (included in selling, general and administrative expenses)	376	430	710	819
Severance and related costs	1,727	195	1,860	454
Noncontrolling interest in subsidiaries	4,036	4,903	7,085	9,250
Restructuring charges	1,563	236	2,455	491
Transaction costs	937	1,113	939	1,532
Impairment charges	236	6,670	236	6,746
Legal settlements	822	1,543	1,621	2,903
Other non-cash charges (included in other income and expense, net)	31	781	351	783
Total adjusted EBITDA	$36,669	$34,015	$69,621	$64,131
Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operating activities. We generated $47.7 million and $42.8 million of cash flow from operating activities in the first six months of 2015 and 2014, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging, radiation oncology, and interventional services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts in the first six months of 2015 and 2014 was $1.1 million and $1.1 million, respectively, or 0.5% and 0.7% of revenue, respectively. Our number of days of revenue outstanding for our accounts receivable falls within our expected range and historical experience, decreasing to 52 days as of June 30, 2015, compared to 54 days as of June 30, 2014. We believe this number is comparable to other diagnostic imaging and radiation oncology providers. As of June 30, 2015, we had $45.2 million of available borrowings under our revolving line of credit, net of outstanding letters of credit.
We used cash of $59.9 million and $17.8 million for investing activities in the six months ended June 30, 2015 and 2014, respectively. Investing activities during the first six months of 2015 included $26.4 million in cash used for equipment purchases, $24.1 million in cash used for acquisitions, and $9.9 million in cash used for deposits on equipment, offset by $0.5 million of proceeds from sales of assets.
We used cash of $24.1 million related to acquisition activities during the six months ended June 30, 2015, primarily to purchase an approximate 59% membership interest in The Pain Center of Arizona ("TPC"), a comprehensive full-time pain management medical practice with 12 locations within the state of Arizona. The acquisition took place in two stages: a purchase of a 60.0% membership interest in TPC by the Company, and a 50.0% membership interest in Medical Practice Innovations, Inc. (“MPI”), followed by a transfer of MPI assets to TPA. The MPI transaction diluted the ownership interests of TPC, with the Company retaining an approximate 59% membership interest in TPC. The purchase price consisted of $23.6 million in cash, net of $0.7 million of cash acquired, and net of extinguishment of $3.1 million of related party notes receivable. We financed $23.0 million of this acquisition using the revolving line of credit.
Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We spend capital:

•	to purchase new systems;

•	to replace less advanced systems with new systems;

•	to upgrade MRI, PET/CT and radiation oncology systems; and

•	to upgrade our corporate infrastructure, primarily in information technology.

Capital expenditures totaled $26.4 million and $13.3 million during the six months ended June 30, 2015 and 2014, respectively. Of these amounts, we financed $8.4 million of capital expenditures under equipment financing arrangements in the six months ended June 30, 2015. We purchased one MRI system, nine PET/CT or CT systems and nine other imaging equipment units, upgraded various imaging equipment, and sold a total of three systems during the six months ended June 30, 2015. At June 30, 2015, the increase in our current portion of long-term debt is primarily due to borrowings for ongoing construction and equipment expenditures for the oncology division's joint venture with the Medical University of South Carolina. The debt has been funded through a line of credit exclusive of our revolving credit facility, and will be converted to notes as phases of the project are completed. We expect to purchase additional systems in 2015 and finance substantially all of these purchases with our available cash, cash from operating activities and or financing arrangements including equipment leases. Based upon the client demand described above, which dictates the amount and type of equipment we purchase and upgrade, we expect total capital expenditures of approximately $80 million to $90 million in 2015, of which $45 million to $55 million is expected for growth projects, and approximately $35 million is for maintenance capital expenditures.
At June 30, 2015, we had cash and cash equivalents of $43.4 million. This available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts. At June 30, 2015, we had $35.4 million in our accounts with third-party financial institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be adversely affected if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.
We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next one to two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt and other contracts. As of June 30, 2015, we were in compliance with all covenants contained in our long-term debt agreements and expect that we will be in compliance with these covenants for the remainder of 2015.
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
The Credit Agreement also contains a leverage ratio covenant requiring us to maintain a maximum ratio of consolidated total debt to consolidated adjusted EBITDA (as defined below) that ranges from 4.95 to 1.00 to 4.30 to 1.00. At June 30, 2015, the Credit Agreement required a maximum leverage ratio of not more than 4.85 to 1.00. The Credit Agreement eliminated the interest coverage ratio covenant which we were subject to maintain prior to the refinancing. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the Credit Agreement.
In September 2013, we repurchased $8.8 million in principal amount of our Notes in privately negotiated transactions. We immediately incurred $0.2 million of expense related to unamortized deferred costs and associated discount, as well as $0.3 million for the related call premium.
On October 11, 2013, we entered into an amendment to the Credit Agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “First Amendment”). Pursuant to the First Amendment, we raised $70.0 million in incremental term loan commitments to repurchase the remaining Notes. On December 2, 2013, we borrowed $70.0 million of incremental term loans, and with such proceeds plus borrowings under its revolving line of credit and cash on hand, completed the redemption of all of our outstanding Notes on December 4, 2013. As a result of this transaction, we recognized a loss on extinguishment totaling $3.8 million including $1.7 million of expense related to unamortized deferred costs and associated discount, as well as $2.0 million for the related call premium.
On June 19, 2015, we entered into a second amendment to the Credit Agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Second Amendment”). Pursuant to the Second Amendment, we raised the remaining $30.0 million in incremental term loan commitments. The funds were used to repay all outstanding borrowings under our revolving credit facility, pay fees and expenses related to the Second Amendment, and general corporate purposes. The Second Amendment did not impact the borrowing capacity on the revolving credit facility which remained at $50.0 million.

The initial portion of the incremental term loan was funded at 99.0% of principal amount under the First Amendment and the remainder was funded at 99.5% of principal under the Second Amendment. The incremental term loan has all of the same terms as the existing term loan facilities and will mature in June 2019. Interest on the incremental term loan is calculated, at our option, at a base rate plus a 2.25% margin or LIBOR plus a 3.25% margin, subject to a 1.00% LIBOR floor.

The quarterly amortization payments of all term loans under the credit facility for the first five and one half years was initially established at $1.05 million. The quarterly amortization payment was increased to $1.23 million in December 2013 pursuant to the First Amendment and subsequently increased to $1.3 million in June 2015 pursuant to the Second Amendment.
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
As of June 30, 2015, there was $505.5 million outstanding under the new term loan facility and no borrowings under the revolving credit facility. As of June 30, 2015, our ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 3.98 to 1.00. Our Consolidated Adjusted EBITDA calculation represents net income (loss) before: interest expense, net of interest income; income taxes; depreciation expense; amortization expense; net income (loss) attributable to noncontrolling interests; non-cash share-based compensation; severance and related costs; restructuring charges; fees and expenses related to acquisitions, costs related to debt financing, legal matter expenses, non-cash impairment charges, and other non-cash charges included in other (income) expense, net, which includes non-cash losses on sales of equipment. In addition to the debt covenant related to our Credit Agreement, we use Consolidated Adjusted EBITDA as a key factor in determining cash incentive compensation for executives and other employees, as it is indicative of how our diagnostic imaging and radiation oncology businesses are performing and are being managed. Further, the diagnostic imaging and radiation oncology industry experiences significant consolidation. These activities lead to significant charges to earnings, such as those resulting from acquisition costs, and to significant variations among companies with respect to capital structures and cost of capital (which affect interest expense) and differences in taxation and book depreciation of facilities and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies. Non-cash share-based compensation is also excluded from Consolidated Adjusted EBITDA due to inconsistencies among companies such as valuation methodologies and assumptions that are subjective, enhancing our ability to compare and analyze company-to-company performance of our diagnostic imaging and radiation oncology businesses.
At June 30, 2015, the increase in our current portion of long-term debt is primarily due to borrowings for ongoing construction and equipment expenditures for the oncology division's affiliation with MUSC. The debt has been funded through lines of credit that will be converted to notes as phases of the project are completed.
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
In the second quarter of 2011, we acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of USR. One of the USR Swaps, which matures in October 2015, had a notional amount of $0.3 million as of June 30, 2015. Under the terms of this agreement, we receive one-month LIBOR and pay a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap matured in April 2014. As a result of the acquisition of USR, the USR Swap was de-designated, hedge accounting was terminated and all further changes in the fair market value of the remaining swap are being recorded in interest expense and other, net.
In the fourth quarter of 2012, we entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in December 2017, had a notional amount of $2.7 million as of June 30, 2015. Under the terms of this agreement, we receive one-month LIBOR plus 2.50% and pay a fixed rate of 3.75%. The net effect of the hedge is to convert interest expense to a fixed rate of 3.75%, as the underlying debt incurred interest based on one-month LIBOR plus 2.50%.
In the first quarter of 2013, we entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in April 2018, had a notional amount of $2.5 million as of June 30, 2015. Under the terms of this agreement, we receive one-month LIBOR plus 2.00% and pay a fixed rate of 2.87%. The net effect of the hedge is to convert interest expense to a fixed rate of 2.87%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%.
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
In the fourth quarter of 2014, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in November 2019, had a notional amount of $1.5 million as of June 30, 2015. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 1.34%. The net effect of the hedge is to convert interest expense to a fixed rate of 1.34%, as the underlying debt incurred interest based on one-month LIBOR.
Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third-party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. At June 30, 2015, we had cash and cash equivalents of $43.4 million, of which $35.4 million was held in accounts that are with third-party financial institutions which exceed the FDIC insurance limits. At June 30, 2014, we had cash and cash equivalents of $31.3 million, of which $25.1 million was held in accounts that are with third-party financial institutions which exceed the FDIC insurance limits.

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such time at the reasonable assurance level.
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
On February 10, 2015, Alliance Oncology was served with a lawsuit in the United States District Court for the Western District of Missouri by Dr. Barry Michael Driver. The Plaintiff is an employed Physician at Alliance’s Joplin, Missouri, Radiation Therapy Cancer Treatment Center. The Plaintiff alleges Alliance Oncology breached his employment agreement by failing to pay him in accordance with the terms of the contract. Alliance Oncology disputes Dr. Driver’s interpretation of the employment agreement and asserts Dr. Driver was paid appropriately. On or about July 14, 2015, the District Court granted Alliance Oncology’s Motion to Dismiss and dismissed three of the four Counts contained within Plaintiff’s Complaint. Alliance Oncology is currently in the process of preparing its Answer to the remaining Count, and also engaged in settlement discussions with Dr. Driver, who remains a current employee at this time.

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

Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934

Section 13(r) of the Securities Exchange Act of 1934 requires each issuer registered with the SEC to disclose in its annual or quarterly reports whether it or any of its “affiliates” (as defined under Exchange Act Rule 12B-2) have knowingly engaged in certain specified activities, including transactions or dealings with the Government of Iran.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

Oaktree Capital Management, L.P., an affiliate of ours (“Oaktree”), has informed us that on or around April 28, 2015, the Maersk Tigris, a Marshall Islands-flagged vessel (the “Vessel”) that is indirectly owned by funds managed by Oaktree was seized by the Iran Revolutionary Guard Corps and escorted towards the Iranian port of Bandar Abbas. According to Oaktree: “The Vessel was detained by the Iran Revolutionary Guard until May 7, 2015. During the pendency of the Vessel’s seizure, the Vessel’s ship master purchased certain necessary provisions to maintain the health, safety and/or security of the Vessel’s crew. Neither the Vessel nor any entity affiliated with the Vessel derived any revenues or profits from this activity, and neither the Vessel nor any entity affiliated with the Vessel intends for the activity to continue.”

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

10.30
Amendment No. 2 to Credit Agreement, dated as of June 19, 2015, by and among Alliance HealthCare Services, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent and the lenders party thereto. (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-16609) with the SEC on June 23, 2015)

10.31
Incremental Term Loan Commitment Agreement dated as of June 19, 2015, by and among the Company, Credit Suisse AG, Cayman Islands Branch, as administrative agent and other lenders party thereto. (Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-16609) with the SEC on June 23, 2015)

21.1
Subsidiaries of the Registrant.(Incorporated by reference to the exhibit filed in response to Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-16609).

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

101
The following materials from Alliance’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (b) Condensed Consolidated Statements of Operations and Comprehensive Income for the quarters ended June 30, 2015 and 2014; (c) Consolidated Statements of Cash Flows for the quarters ended June 30, 2015 and 2014; (d) Consolidated Statements of Changes in Shareholders' Equity (Deficit); and (e) Notes to Consolidated Financial Statements.(1)

_________________

(1)	Filed herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE HEALTHCARE SERVICES, INC.

August 7, 2015	By:	/s/ PERCY C. TOMLINSON
Percy C. Tomlinson
Chief Executive Officer (Principal Executive Officer)

August 7, 2015	By:	/s/ HOWARD K. AIHARA
Howard K. Aihara
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)