Form 10-Q
period 2015-09-30
Alliance HealthCare Services, Inc
filed 2015-11-09
CIK 817135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 6, 2015, there were 10,750,624 shares of common stock, par value $.01 per share, outstanding.

ALLIANCE HEALTHCARE SERVICES, INC.
FORM 10-Q
September 30, 2015

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	December 31, 2014	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$33,033	$44,848
Accounts receivable, net of allowance for doubtful accounts of $4,055 in 2014 and $5,413 in 2015	62,503	69,308
Deferred income taxes	16,834	16,834
Prepaid expenses	12,527	13,598
Other receivables	5,686	2,299
Total current assets	130,583	146,887
Equipment, at cost	827,638	862,640
Less accumulated depreciation	(678,291)	(687,419)
Equipment, net	149,347	175,221
Goodwill	63,864	89,817
Other intangible assets, net	115,930	140,962
Deferred financing costs, net	8,119	7,075
Other assets	33,042	33,272
Total assets	$500,885	$593,234
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,109	$15,520
Accrued compensation and related expenses	19,808	20,041
Accrued interest payable	3,154	3,271
Income taxes payable	—	41
Other accrued liabilities	26,542	26,688
Current portion of long-term debt	15,512	29,915
Total current liabilities	77,125	95,476
Long-term debt, net of current portion	491,777	522,401
Other liabilities	6,623	6,121
Deferred income taxes	36,840	40,892
Total liabilities	612,365	664,890
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock	107	107
Treasury stock	(3,138)	(3,138)
Additional paid-in capital	27,653	28,838
Accumulated comprehensive loss	(351)	(500)
Accumulated deficit	(194,091)	(187,097)
Total stockholders’ deficit attributable to Alliance HealthCare Services, Inc.	(169,820)	(161,790)
Noncontrolling interest	58,340	90,134
Total stockholders’ deficit	(111,480)	(71,656)
Total liabilities and stockholders’ deficit	$500,885	$593,234
See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Revenues	$110,137	$120,784	$326,740	$348,717
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	59,401	67,057	175,968	196,428
Selling, general and administrative expenses	19,811	24,543	57,934	66,298
Transaction costs	573	432	1,512	1,964
Severance and related costs	455	277	2,315	731
Impairment charges	4	71	240	6,817
Depreciation expense	12,743	12,247	42,812	35,952
Amortization expense	1,961	2,377	5,870	6,907
Interest expense and other, net	6,208	6,660	18,570	19,582
Other income, net	(602)	(10,451)	(933)	(10,324)
Total costs and expenses	100,554	103,213	304,288	324,355
Income before income taxes, earnings from unconsolidated investees, and noncontrolling interest	9,583	17,571	22,452	24,362
Income tax expense	2,948	5,098	6,256	5,304
Earnings from unconsolidated investees	(1,219)	(592)	(3,459)	(3,047)
Net income	7,854	13,065	19,655	22,105
Less: Net income attributable to noncontrolling interest	(3,843)	(5,861)	(10,928)	(15,111)
Net income attributable to Alliance HealthCare Services, Inc.	$4,011	$7,204	$8,727	$6,994
Comprehensive income, net of taxes:
Net income attributable to Alliance HealthCare Services, Inc.	$4,011	$7,204	$8,727	$6,994
Unrealized gain (loss) on hedging transactions, net of taxes	50	(8)	(165)	(149)
Comprehensive income, net of taxes	$4,061	$7,196	$8,562	$6,845
Income per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.37	$0.67	$0.82	$0.65
Diluted	$0.37	$0.67	$0.80	$0.65
Weighted-average number of shares of common stock and common stock equivalents:
Basic	10,710	10,716	10,683	10,715
Diluted	10,851	10,815	10,864	10,832
See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
Operating activities:	2014	2015
Net income	$19,655	$22,105
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,999	2,373
Share-based payment	1,117	1,242
Depreciation and amortization	48,682	42,859
Amortization of deferred financing costs	1,440	2,602
Accretion of discount on long-term debt	334	357
Adjustment of derivatives to fair value	269	100
Distributions greater than undistributed earnings from investees	581	285
Deferred income taxes	1,161	4,043
Gain on sale of assets	(559)	(685)
Non-cash gain on step acquisition	—	(9,950)
Gain on acquisition	—	(209)
Impairment charges	240	6,817
Excess tax benefit from share-based payment arrangements	(585)	5
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(2,331)	(2,674)
Prepaid expenses	(806)	(1,106)
Other receivables	351	451
Other assets	(768)	1,488
Accounts payable	451	(363)
Accrued compensation and related expenses	(4,497)	(968)
Accrued interest payable	1,489	116
Income taxes payable	6	55
Other accrued liabilities	763	(4,248)
Net cash provided by operating activities	68,992	64,695
Investing activities:
Equipment purchases	(23,194)	(39,382)
Decrease in deposits on equipment	(3,290)	(13,024)
Acquisitions, net of cash received	(1,529)	(22,657)
Proceeds from sale of assets	985	868
Net cash used in investing activities	(27,028)	(74,195)
Financing activities:
Proceeds from equipment debt	3,843	23,295
Principal payments on equipment debt	(8,005)	(6,664)
Proceeds from term loan facility	—	29,850
Principal payments on term loan facility	(3,675)	(8,651)
Principal payments on revolving loan facility	(37,000)	(28,000)
Proceeds from revolving loan facility	18,000	26,000
Payments of debt issuance costs	—	(801)
Noncontrolling interest in subsidiaries	(11,246)	(13,734)
Equity purchase of noncontrolling interest	(691)	—
Excess tax benefit from share-based payment arrangements	585	(5)
Proceeds from shared-based payment arrangements	466	25
Purchase of treasury stock	(140)	—
Net cash (used in) provided by financing activities	(37,863)	21,315
Net change in cash and cash equivalents	4,101	11,815
Cash and cash equivalents, beginning of period	34,702	33,033
Cash and cash equivalents, end of period	$38,803	$44,848

ALLIANCE HEALTHCARE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2014	2015
Supplemental disclosure of cash flow information:
Interest paid	$15,465	$16,973
Income taxes paid, net of refunds	5,974	327
Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations related to the purchase of equipment	$—	$1,294
Comprehensive loss from hedging transactions, net of taxes	(165)	(149)
Equipment purchases in accounts payable	1,225	2,417
Noncontrolling interest assumed in connection with acquisitions (Note 2)	—	30,417
Adjustment to equity of noncontrolling interest	1,700	—
Debt related to purchase of equipment	2,112	—
Extinguishment of note receivable (Note 2)	—	3,071
Transfer of equity investment as consideration in step acquisition (Note 2)		690
Transfer of equipment as consideration in step acquisition (Note 2)		477
Transfer of fair value of equity investment in step acquisition (Note 2)		13,645
See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates
Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance HealthCare Services, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2014.
Principles of Consolidation The accompanying unaudited condensed consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all subsidiaries over which the Company exercises control. Intercompany transactions have been eliminated. The Company records noncontrolling interest related to its consolidated subsidiaries which are not wholly owned. Investments in unconsolidated investees are accounted for under the equity method.
Use of Estimates The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Transactions

Restructuring Charges
During the nine months ended September 30, 2015, the Company recorded $707 related to restructuring charges, of which the Company recorded $135 in selling, general and administrative expenses, and $572 in cost of revenues, excluding depreciation and amortization. The Company also recorded $731 in severance and related costs during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, the Company recorded $2,191 related to restructuring charges, of which the Company recorded $1,112 in selling, general and administrative expenses and $1,079 in cost of revenues, excluding depreciation and amortization. The Company also recorded $2,315 in severance and related costs, primarily as a result of the departure of one of its executive officers during the second quarter of 2014.

Acquisition of Alliance-HNI, LLC and Subsidiaries
On November 21, 1997, the Company purchased Medical Consultants Imaging, Co. ("MCIC"), which held a 50% interest in a joint venture that was subsequently renamed Alliance-HNI LLC ("AHNI"). Prior to August 1, 2015, the Company's interest in AHNI was deemed a noncontrolling interest and, as such, the Company accounted for the investment using the equity method. On August 1, 2015, the Company obtained an additional 15.5% interest in AHNI, thereby giving it a controlling interest.
Prior to the step acquisition on August 1, 2015, AHNI had three subsidiaries: Alliance-HNI Leasing Co. ("AHNIL"), Alliance-HNV PET/CT Services, LLC ("AHNVPS"), and Alliance-HNV PET/CT Leasing, LLC ("AHNVPL"). AHNI held a 98% interest in AHNIL, which AHNI consolidated, and, effectively, a 53.4% interest in AHNVPS, which AHNI did not consolidate. In addition to the Company's original 50% investment in AHNI, it also had a 46.6% direct interest in AHNVPS prior to the step acquisition and, accordingly, the Company has historically consolidated AHNVPS and AHNVPL.
On August 1, 2015, the Company contributed its 46.6% interest in HNVPS and its rights to certain assets to AHNI in exchange for an additional 15.5% interest in AHNI. After the transaction the Company holds a 65.5% interest in AHNI which, in turn, holds all of the outstanding interest in AHNVPS. As a result of gaining a controlling interest in AHNI, the Company began consolidating AHNI effective August 1, 2015.
Pursuant to ASC 805, "Business Combinations," the transaction is considered a step acquisition and the Company was

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

required to remeasure its previously held equity interest in AHNI at its acquisition-date fair value and recognize any resulting gain or loss. AHNVPS assets that the Company was in control of before and after the acquisition were maintained at their carrying amounts immediately before the acquisition date and no gain or loss or resulting goodwill was recognized on these assets.

The following table summarizes the consideration paid for AHNI and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date of the noncontrolling interest in AHNI:

Consideration:
The Company's equity investment in AHNVPS transferred to AHNI	$690
Certain equipment transferred to AHNI by the Company	477
Fair value of total consideration transferred	1,167

Fair value of the Company's equity interest held in AHNI before the business combination	13,645

Recognized amounts of AHNI assets acquired and liabilities assumed:
Cash	1,848
Accounts receivable, net	2,064
Equipment, net	6,962
Intangible assets	13,700
Other assets	1,919
Long term debt	(4,110)
Other liabilities	(1,095)
Total recognized net assets	21,288

Noncontrolling interest in AHNI	9,818

Goodwill	$3,342

The fair value of the consideration transferred was based on the net book value of the assets transferred by the Company to AHNI at the acquisition date because the Company consolidated those assets before and after the transaction. The intangible assets consist primarily of physician referral network, trademarks, and certificates of need, a portion of which are being amortized over 15.0 years. The results for the quarter and nine months ended September 30, 2015, and the historical results of operations, are not material, and accordingly, pro forma financial information is not presented.

The fair value of both the Company's equity interest and the noncontrolling interest in AHNI, a private company, was estimated by applying the income approach and market approach. This fair value measurement was based on significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy as described in Note 5 of the Notes to the Condensed Consolidated Financial Statements. Key assumptions include a weighted-average cost of capital of 11.5%, a revenue multiple of 1.7, and various earnings multiples between 5.0 and 6.5.

The Company recognized a non-cash gain of $9,950 as a result of remeasuring to fair value its 50% equity interest in AHNI held before the business combination. The gain is included in other income, net, in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the quarter and nine months ended September 30, 2015.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

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

As a result of this acquisition, the Company recorded goodwill of $22,611. In addition, the Company recorded intangible assets of $24,600, of which $13,500 was assigned to physician referral network and $11,100 was assigned to trademarks, which are being amortized over 3 years. The Company recorded the intangible assets at fair value at the acquisition date, which was estimated using the income approach. A portion of the recorded goodwill and intangible assets is being amortized over 15 years for tax purposes. The fair value of noncontrolling interest related to this transaction was $20,598 as of the acquisition date. To estimate the fair value of noncontrolling interest, the Company used the implied fair value based on the Company's ownership percentage. The results for the quarter and nine months ended September 30, 2015 included $8,957 and $20,980 of revenue, respectively, and $804 and $1,095 of net income, respectively, generated by TPC. The historical results of operations of TPC are not material, and accordingly, pro forma financial information is not presented.

The values assigned to the various assets and liabilities acquired in this transaction are preliminary and may be subject to adjustment as the calculation of their respective fair values could be subject to change.

The agreement includes contingent consideration arrangements, which are based on performance of the 12-month period following the transaction date. The fair value of these contingent consideration arrangements of $1,800 was estimated using probability-adjusted performance estimates as of September 30, 2015.
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

Stock Option Plans and Awards

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

In November 1999, the Company adopted an employee stock option plan (as amended and restated, the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 2,205,000 shares have become available for grant. As of September 30, 2015, a total of 483,341 shares remained available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant. All options have 10-year terms. Options granted after January 1, 2008 are typically time-based and vest in equal tranches over three or four years, subject to continued service. Certain options contain provisions where vesting may be accelerated due to a change in control of the Company. During the year ended December 31, 2014 and the nine months ended September 30, 2015 there were no options in which vesting was accelerated. Prior to January 1, 2008, stock options granted under the 1999 Equity Plan to employees were all time-vesting options which had 5% vesting in the first year, 20% vesting in the second year and 25% vesting in years three through five.
The Company uses the Black-Scholes option pricing model to value the compensation expense associated with share-based payment awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the table below. In addition, forfeitures are estimated when recognizing compensation expense and the estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and impact the amount of compensation expense to be recognized in future periods.
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

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	633,898	$21.39
Granted	83,514	23.91
Exercised	(2,515)	10.12
Canceled	(34,398)	50.58
Outstanding at September 30, 2015	680,499	$20.28	5.77	$1,055
Vested and expected to vest in the future at September 30, 2015	656,162	$20.11	5.70	$1,055
Exercisable at September 30, 2015	483,502	$18.03	4.93	$1,052
The weighted-average grant date fair value of options granted during the nine months ended September 30, 2014 and 2015 was $17.56 per share and $14.25 per share, respectively. Stock options exercised during the nine months ended September 30, 2014 and 2015 totaled 72,794 and 2,515, respectively.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

The following table summarizes the Company’s unvested stock option activity:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2015	197,899	$12.13
Granted	83,514	14.25
Vested	(78,825)	6.08
Canceled	(5,591)	15.16
Unvested at September 30, 2015	196,997	$15.40
At September 30, 2015, the total unrecognized fair value share-based payment related to unvested stock options granted to employees was $1,784, which is expected to be recognized over a remaining weighted-average period of 1.85 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the Condensed Consolidated Statements of Income and Comprehensive Income. The total fair value of shares vested during the nine months ended September 30, 2014 and 2015 was $469 and $479, respectively.
Stock Awards
The 1999 Equity Plan permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based awards. During 2012, awards to certain employees either cliff vested after one year, or vest annually in 33.3% increments over three years. During 2013, awards to certain employees vested immediately upon the date of grant, or cliff vested after one year provided that the employee remained continuously employed through the issuance date. The Company grants restricted stock awards to non-employee directors of the Company who are unaffiliated with Oaktree Capital Management, LLC (“Oaktree”) and MTS Health Investors, LLC (“MTS”) (“unaffiliated directors”). These awards to unaffiliated directors cliff vest after one year based on the unaffiliated directors’ continued service with the Company through that date.
For the nine months ended September 30, 2014 and 2015, the Company recorded share-based payment related to stock awards of $511 and $517, respectively.
Restricted stock units ("RSUs") totaling 25,000 were granted to the Company's Chief Executive Officer in the third quarter of 2014, which vest based upon achieving certain market performance conditions. Specifically, the Company's closing stock price per common share must equal or exceed a value of $40.00 per share for 10 consecutive days between the dates of January 1, 2015 and April 21, 2017. If these conditions are not achieved before April 21, 2017, these RSUs will expire. In accordance with ASC 718, expense related to restricted stock units that vest based on achieving a market condition should not be recognized until the derived vesting period has been met, and at such time the derived vesting period becomes the requisite service period. Since the market condition has not been met, and is currently not probable of being met based on the current market condition, the Company has not recognized any expense related to these RSUs. These RSUs contain provisions that vesting may be accelerated under a change in control of the Company. There were no RSUs granted during the nine months ended September 30, 2015.
The following table summarizes the Company’s restricted stock activity:

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2015	32,959	$20.99
Granted to employees	—	—
Granted to non-employee directors	—	—
Vested	—	—
Canceled	—	—
Unvested at September 30, 2015	32,959	$20.99
At September 30, 2015, there is no unrecognized fair value share-based payment expense related to restricted stock awards granted to employees. At September 30, 2015, the total unrecognized fair value share-based payment expense related to the restricted stock awards granted to unaffiliated directors was $173, which is expected to be recognized during the fourth quarter of 2015.

Directors' Compensation Program
In 2014 and 2015, under the compensation program for non-employee directors, non-employee directors earn an annual fee of $40 for their services as directors. In addition, each unaffiliated director receives RSUs on December 31 for the number of shares of our common stock having a value equal to $140, using the average share price of our common stock over the 15-day period preceding the grant date. These RSUs vest on the first anniversary of their respective date of grant contingent upon the unaffiliated director's continued service to the Company through that date. In addition to the annual fee for all non-employee directors, each affiliated director receives additional annual cash compensation of $140, paid in one annual installment, for serving on the Board during 2014 and 2015.
Non-employee directors who serve as members of our Audit Committee receive an additional $15, and the non-employee director who serves as Chairman of our Audit Committee receives an additional $30. Non-employee directors who serve as members of our Nominating Committee and Compensation Committee receive an additional $5. Non-employee directors are also reimbursed for travel expenses related to their Board service.
Beginning October 1, 2013, during the 24-month period following his resignation as the Company's CEO, the Chairman of the Board, Mr. Buckelew, is granted restricted stock units having a value equal to $138 as compensation for each service period of one year.
4. Recent Accounting Pronouncements
Revenue Recognition In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU number 2014-09, “Revenue from Contracts with Customers (Topic 606)" to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements while also providing a more robust framework for addressing revenue issues. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Key provisions of the ASU involve a 5-step model specific to recognizing revenue derived from customer contracts. In addition, ASU 2014-09 provides implementation guidance on several other important topics, including the accounting for certain revenue-related costs. The adoption of ASU 2014-09 is effective for publicly traded business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is not permitted. On April 29, 2015, the FASB proposed a one-year deferral for the effective date of the new standard. The Company is assessing the impact, if any, that the adoption of ASU 2014-09 may have on the Company's results of operations, cash flows, or financial position.

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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

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
Debt The carrying amount of fixed and variable-rate borrowings at September 30, 2015 was estimated based on current market rates and credit spreads for similar debt instruments.
Derivative instruments Fair value was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.
The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2014		September 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$33,033	$33,033	$44,848	$44,848
Fixed-rate debt	13,015	13,878	26,874	26,874
Variable-rate debt	494,274	494,354	525,442	525,756
Contingent consideration related to acquisition	—	—	1,800	1,800
Derivative instruments - asset position	228	228	2	2
Derivative instruments - liability position	46	46	48	48
ASC 820, “Fair Value Measurement,” applies to all assets and liabilities that are being measured and reported at fair value on a recurring basis. ASC 820 requires disclosure that establishes a framework for measuring fair value in GAAP by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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
September 30, 2015
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

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 820 pricing levels as of September 30, 2015:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$44,848	$44,848	$—	$—
Contingent consideration related to acquisition	1,800	—	—	1,800
Interest rate contracts - asset position	2	—	2	—
Interest rate contracts - liability position	48	—	48	—
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
The Company acquired an additional ownership interest in AHNI on August 1, 2015 which resulted in a change in control of the entity. As such, the Company was required to remeasure its previously held equity interest in AHNI at its acquisition-date fair value and recognize any resulting gain or loss. The Company recorded the resulting goodwill and intangible assets at their fair value which was estimated using the income approach and market approach using unobservable Level 3 inputs. The fair value of noncontrolling interest related to the transaction was estimated using the implied fair value based on the Company's ownership percentage. For additional information please see Note 2 of the Notes to the Condensed Consolidated Financial Statements.
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
During the quarter ended June 30, 2015, the Company recorded a non-cash charge to write off $6,700 of intangible assets not subject to amortization in its Radiation Oncology division. For additional information please see Note 6 of the Notes to the Condensed Consolidated Financial Statements.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

6. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill are as follows:

Balance at January 1, 2014	$56,975
Goodwill acquired during the period	6,889
Impairment charges	—
Adjustments to goodwill during the period	—
Balance at December 31, 2014	63,864
Goodwill acquired during the period	25,953
Impairment charges	—
Adjustments to goodwill during the period	—
Balance at September 30, 2015	$89,817
Gross goodwill	$264,061
Accumulated impairment charges	(174,244)
Balance at September 30, 2015	$89,817

Intangible assets consisted of the following:

	December 31, 2014			September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$162,089	$(93,617)	$68,472	$181,116	$(100,628)	$80,488
Other	26,241	(21,758)	4,483	37,341	(21,572)	15,769
Total amortizing intangible assets	$188,330	$(115,375)	$72,955	$218,457	$(122,200)	$96,257
Intangible assets not subject to amortization			42,975			44,705
Total other intangible assets			$115,930			$140,962
In 2015, the Company intends to perform an annual impairment test in the fourth quarter for goodwill and indefinite life intangible assets, absent of other events occurring or changes in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company compares the fair value of its reporting units to its carrying amount to determine if there is potential impairment. The fair value of the reporting unit is determined by an income approach and a market capitalization approach. Significant management judgment is required in the forecasts of future operating results that are used in the income approach. The estimates that the Company has used are consistent with the plans and estimates that it uses to manage its business. The Company bases its fair value estimates on forecasted revenue and operating costs which include a number of factors including, but not limited to, securing new customers, retention of existing customers, growth in radiology and radiation oncology revenues and the impact of continued cost savings initiatives. However, it is possible that plans and estimates may change.
During the quarter ended June 30, 2015, the Company implemented a plan to start the process to close a radiation therapy center and, as a result, recorded a non-cash charge to write off $6,700 of intangible assets not subject to amortization associated with that center in its Radiation Oncology division. The revenues from the radiation therapy center were not material for the quarter and nine months ended September 30, 2015. The Company concluded that no other events occurred or circumstances changed relating to any other of its intangible assets during the quarter and nine months ended September 30, 2015 and will perform its annual impairment test for goodwill and other intangibles assets during the fourth quarter of 2015, as described above.
The Company uses the estimated useful life to amortize customer contracts, which range from 2.5 to 20 years. Other intangible assets subject to amortization have a weighted-average useful life of approximately 5.2 years. Amortization expense

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

for intangible assets subject to amortization was $1,961 and $2,377 for the quarters ended September 30, 2014 and 2015, respectively, and $5,870 and $6,907 for the nine months ended September 30, 2014 and 2015, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.
Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2015	$9,419
2016	8,418
2017	7,979
2018	7,471
2019	7,098
Thereafter	62,697
7. Other Accrued Liabilities
Other accrued liabilities consisted of the following:

	December 31, 2014	September 30, 2015
Accrued systems rental and maintenance costs	$1,586	$2,160
Accrued site rental fees	992	1,052
Accrued property and sales taxes payable	9,276	9,113
Accrued self-insurance expense	2,276	2,609
Deferred gain on sale of equipment	312	312
Other accrued expenses	12,100	11,442
Total	$26,542	$26,688
8. Long-Term Debt and Senior Subordinated Credit Facility
Long-term debt consisted of the following:

	December 31, 2014	September 30, 2015
Term loan facility	$482,825	$504,174
Discount on term loan facility	(2,156)	(1,949)
Revolving credit facility	2,000	—
Equipment debt	24,620	50,091
Long-term debt, including current portion	507,289	552,316
Less current portion	15,512	29,915
Long-term debt	$491,777	$522,401
During the nine months ended September 30, 2015, the increase in the Company's current portion of long-term debt was primarily due to borrowings for equipment expenditures for its Radiation Oncology division's joint venture with the Medical University of South Carolina ("MUSC"). Debt related to MUSC was funded through a line of credit exclusive of the Company's revolving line of credit, and will be converted to term notes as phases of the project are completed.
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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

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
The Credit Agreement also contains a leverage ratio covenant requiring the Company to maintain a maximum ratio of consolidated total debt to consolidated adjusted EBITDA that ranges from 4.95 to 1.00 to 4.30 to 1.00. For the quarter ended September 30, 2015, the Credit Agreement required a maximum leverage ratio of not more than 4.75 to 1.00. The Credit Agreement eliminated the interest coverage ratio covenant which the Company was subject to maintain prior to the refinancing. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the Credit Agreement.

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
September 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

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
As of September 30, 2015, there was $504,174 outstanding under the term loan facility, which included the draw term facility and the incremental term facility, and $0 borrowings were outstanding under the revolving credit facility. As of September 30, 2015, the Company’s ratio of consolidated total debt to consolidated adjusted EBITDA calculated pursuant to the Credit Agreement was 4.11 to 1.00.
The quarterly amortization payments of all term loans under the credit facility for the first five and three-quarter years was initially established at $1,050. The quarterly amortization payment was increased to $1,225 in December 2013 pursuant to the First Amendment and subsequently increased to $1,300 in June 2015 pursuant to the Second Amendment.
Notes Payable and Line of Credit with PNC
As a result of the step acquisition on August 1, 2015, and subsequent consolidation of AHNI, the Company had notes payable to PNC totaling $3,880 at September 30, 2015. The notes payable are due in various installments through October 2018 at interest rates between 1.75% and 5.6% per annum. The notes are also collateralized by equipment and contain restrictive covenants. AHNI also has a $4,000 line of credit with PNC, with interest calculated base on LIBOR plus 1.5%. As of September 30, 2015, there was no amount outstanding on the line of credit.
9. Derivatives
The Company accounts for derivative instruments and hedging activities in accordance with the provisions of ASC 815, “Derivatives and Hedging.” Management generally designates derivatives in a hedge relationship with the identified exposure on the date the Company enters into a derivative contract, as disclosed below. The Company has only executed derivative instruments that are economic hedges of exposures that can qualify in hedge relationships under ASC 815. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally assesses effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, then measures and records ineffectiveness. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) because it is probable that the forecasted transaction will not occur, or (iv) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company’s derivatives are recorded on the balance sheet at their fair value. For additional information please see Note 5 of the Notes to the Condensed Consolidated Financial Statements. For derivatives accounted for as cash flow hedges, any effective unrealized gains or losses on fair value are included in comprehensive income, net of tax, and any ineffective gains or losses are recognized in income immediately. Amounts recorded in comprehensive income are reclassified to earnings when the hedged item impacts earnings.
Cash Flow Hedges
Interest Rate Cash Flow Hedges
The Company has entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the nine months ended September 30, 2014 and 2015, the Company had interest rate swap and cap agreements to hedge approximately $257,769 and $259,887 of its variable rate bank debt, respectively, or 51.0% and 47.1% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $586 from accumulated comprehensive loss to interest expense and other, net.

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

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

In the second quarter of 2011, the Company acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of US Radiosurgery, LLC ("USR"). One of the USR Swaps, which matures in October 2015, had a notional amount of $87 as of September 30, 2015. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap matured in April 2014. As a result of the acquisition of USR, the USR Swap was de-designated, hedge accounting was terminated and all further changes in the fair market value of the swap is being recorded in interest expense and other, net.

In the fourth quarter of 2012, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in December 2017, had a notional amount of $2,457 as of September 30, 2015. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.50% and pays a fixed rate of 3.75%. The net effect of the hedge is to convert interest expense to a fixed rate of 3.75%, as the underlying debt incurred interest based on one-month LIBOR plus 2.50%.

In the first quarter of 2013, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in April 2018, had a notional amount of $2,271 as of September 30, 2015. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.00% and pays a fixed rate of 2.873%. The net effect of the hedge is to convert interest expense to a fixed rate of 2.873%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%.

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
In the fourth quarter of 2014, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in November 2019, had a notional amount of $1,433 as of September 30, 2015. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 1.34%. The net effect of the hedge is to convert interest expense to a fixed rate of 1.34%, as the underlying debt incurred interest based on one-month LIBOR.
In the third quarter of 2015, the Company acquired eight non-designated interest rate swaps (the "AHNI Swaps") as a result of the step acquisition of AHNI. The AHNI swaps mature on various dates ranging from April 2017 through April 2020 and had notional amounts totaling $3,639 as of September 30, 2015. Under the terms of these arrangements, the Company receives one-month LIBOR and pays fixed rates ranging from 0.85% to 1.17%. The changes in fair market value of the AHNI Swaps are recorded in interest expense and other, net, as incurred.

The Effect of Designated Derivative Instruments on the Statement of Operations For the Quarter Ended September 30, 2014
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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

The Effect of Designated Derivative Instruments on the Statement of Operations For the Nine Months Ended September 30, 2014
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(399)	Interest expense and other, net	$(117)	Interest expense and other, net	$(1)

The Effect of Designated Derivative Instruments on the Statement of Operations For the Quarter Ended September 30, 2015
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(11)	Interest expense and other, net	$(7)	Interest expense and other, net	$—

The Effect of Designated Derivative Instruments on the Statement of Operations For the Nine Months Ended September 30, 2015
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(219)	Interest expense and other, net	$9	Interest expense and other, net	$1

The Effect of Non-Designated Derivative Instruments on the Statements of Operations for the quarter and nine months ended September 30, 2014 and 2015 was immaterial.
10. Income Taxes
For the quarter and nine months ended September 30, 2014, the Company recorded income tax expense of $2,948 and $6,256, or 42.4% and 41.8%, of the Company’s pretax income. For the quarter and nine months ended September 30, 2015, the Company recorded income tax expense of $5,098 and $5,304, or 41.4% and 43.1%, of the Company’s pretax income. The Company’s effective tax rate for the quarter and nine months ended September 30, 2015 differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible items, including share-based payments, unrecorded tax benefits, and other permanent differences.
As of September 30, 2015, the Company has provided a liability for $252 of unrecognized tax benefits related to various federal and state income tax matters. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $205.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2015, the Company had approximately $13 in accrued interest and penalties related to unrecognized tax benefits.
The Company is subject to United States federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Numerator:
Net income attributable to Alliance HealthCare Services, Inc.	$4,011	$7,204	$8,727	$6,994
Denominator:
Weighted-average shares-basic	10,710	10,716	10,683	10,715
Effect of dilutive securities:
Employee stock options	141	99	181	117
Weighted-average shares-diluted	10,851	10,815	10,864	10,832
Income per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.37	$0.67	$0.82	$0.65
Diluted	$0.37	$0.67	$0.80	$0.65
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	338	392	234	379
Average exercise price per share that exceeds average market price of common stock	$34.74	$30.07	$37.70	$30.35
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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

Historically, payments made related to these indemnifications have been immaterial. At September 30, 2015, the Company has determined that no liability is necessary related to these guarantees and indemnities.
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
On February 10, 2015, Alliance Oncology was served with a lawsuit in the United States District Court for the Western District of Missouri by Dr. Barry Michael Driver. At the time the lawsuit was filed, the Plaintiff was an employed physician at Alliance Oncology’s Joplin, Missouri, Radiation Therapy Cancer Treatment Center. The Plaintiff alleged Alliance Oncology breached his employment agreement by failing to pay him in accordance with the terms of the contract. Alliance Oncology disputed Dr. Driver’s interpretation of the employment agreement and asserted Dr. Driver was paid appropriately. On September 9, 2015, the parties agreed to resolve the matter by mutual agreement whereby the Company agreed to pay the Plaintiff $1,500 as full release of any and all claims.
The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated results of operations, financial position, or cash flows.
13. Related-Party Transactions
On April 16, 2007, Oaktree and MTS purchased 4,900,301 shares of the Company’s common stock. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 49.7% of the outstanding shares of common stock of the Company. At September 30, 2015, Oaktree and MTS owned in the aggregate approximately 50.6% of the outstanding shares of common stock of the Company. The Company does not pay management fees to Oaktree and MTS for their financial advisory services to the Company.
On September 16, 2015, Fujian Thai Hot Investment Co., Ltd ("Thai Hot") agreed to purchase 5,537,945 shares of the Company's common stock from funds managed by Oaktree and MTS, and Mr. Buckelew, for $102,452, or $18.50 per share. Upon completion of the transaction, Thai Hot would own approximately 51.5% of the outstanding common stock of the Company. The Company will not sell any shares in the transaction. The transaction is subject to certain closing conditions, including clearance under the Hart-Scott-Rodina Antitrust Improvements Act of 1976, approval of certain foreign and domestic regulatory filings, consent of the Company's lenders under its term loan and revolving credit facilities, and execution of a governance and standstill agreement between the Company and Thai Hot. Management expects the transaction to close in the fourth quarter of 2015.
The Company had direct ownership in two unconsolidated investees at September 30, 2015 and three unconsolidated investees at September 30, 2014. As discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements, the Company obtained an additional 15.5% interest in one of its unconsolidated investees, AHNI, on August 1, 2015, thereby increasing its ownership position in AHNI to 65.5% and giving it a controlling interest.
Revenues from management agreements with unconsolidated equity investees were $2,235 and $1,191 during the quarters ended September 30, 2014 and 2015, respectively. Revenues from management agreements with unconsolidated equity investees were $6,797 and $5,778 during the nine months ended September 30, 2014 and 2015, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which are included in the management agreement revenue, who reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as cost of revenues and the reimbursement as revenues in its Condensed Consolidated Statements of Income and Comprehensive Income. For the quarters ended September 30, 2014 and 2015, the amounts of the revenues and expenses were $1,764 and $978, respectively. For the nine months ended September 30, 2014 and 2015, the amounts of the revenues and expenses were $5,451 and $4,707, respectively. Revenues and expenses from AHNI prior to

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

August 1, 2015 have been included in these amounts. The results for AHNI subsequent to August 1, 2015 have been consolidated.
On June 3, 2013, the Company replaced its existing credit facility with a new senior secured credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”). Of the other lenders, Oaktree funded approximately $40,476 of the $340,000 six-year term loan facility. In addition, on July 3, 2013, Oaktree funded approximately $9,524 of the $80,000 delayed draw.
On December 2, 2013, the Company borrowed $70,000 of the incremental term loans from its current lenders under its Credit Agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent. The Company used the proceeds from the transaction plus borrowings under its revolving line of credit and cash on hand to complete the redemption of all its outstanding Notes on December 4, 2013. Oaktree funded $10,000 of the $70,000 incremental term loan. As of September 30, 2015, Oaktree held $53,812 of our term loan facility, including amounts purchased in the open market.

14. Investments in Unconsolidated Investees
The Company has direct ownership in two unconsolidated investees at September 30, 2015. The Company owns between 15% and 50% of these investees, and provides management services under agreements with these investees, expiring at various dates through 2025. Both of these investees are accounted for under the equity method since the Company does not exercise control over the operations of these investees.
On August 1, 2015, the Company obtained an additional 15.5% interest in a previously unconsolidated investee, AHNI, thereby increasing its ownership position to 65.5% and giving it a controlling interest. Prior to August 1, 2015, the Company's interest in AHNI was deemed a noncontrolling interest and, as such, the Company accounted for the investment using the equity method.
During 2014, in accordance with ASC 323, “Investments—Equity Method and Joint Ventures,” the Company wrote off its remaining investment in one of its unconsolidated investees that was originally acquired in 2011. The impairment charge totaled $236 and is related to the closure of one cancer center in the second quarter of 2014 due to the expiration of one of its non-compete agreements with the affiliated oncology physician. Impairment charges related to this event were taken in 2013 for a physician referral network, trademarks, and professional services agreement, which were all written down to zero value.

Set forth below are certain balance sheet data for the aggregate of the Company’s unconsolidated investees as of December 31, 2014, and September 30, 2015, including balance sheet data for AHNI as of December 31, 2014:

	December 31, 2014	September 30, 2015
Balance Sheet Data:
Current assets	$8,687	$2,954
Noncurrent assets	10,108	425
Current liabilities	3,760	722
Noncurrent liabilities	3,395	35

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

Set forth below are certain operating results for the aggregate of the Company’s unconsolidated investees, including the operating results for AHNI from January 1, 2014 through its acquisition on August 1, 2015, for the quarters and nine months ended September 30, 2014 and 2015:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Combined Operating Results:
Revenues	$7,354	$3,788	$20,550	$16,894
Expenses	3,424	1,648	10,169	7,904
Net income	3,930	2,140	10,381	8,990
Earnings from unconsolidated investees	1,219	592	3,459	3,047

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

15. Stockholders’ Deficit
The following table summarizes consolidated stockholders’ deficit, including noncontrolling interest.

								Stockholders’ Equity (Deficit) Attributable to
					Additional	Accumulated		Alliance		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	HealthCare	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Services, Inc.	Interest	Deficit
Balance at January 1, 2015	10,713,658	$107	(157,973)	$(3,138)	$27,653	$(351)	$(194,091)	$(169,820)	$58,340	$(111,480)
Exercise of stock options	2,515	—	—	—	25	—	—	25	—	25
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—
Share-based payment	—	—	—	—	1,242	—	—	1,242	—	1,242
Share-based payment income tax benefit	—	—	—	—	(82)	—	—	(82)	—	(82)
Unrealized loss on hedging transaction, net of tax	—	—	—	—	—	(149)	—	(149)	—	(149)
Net investments in subsidiaries	—	—	—	—	—	—	—	—	16,683	16,683
Net income	—	—	—	—	—	—	6,994	6,994	15,111	22,105
Balance at September 30, 2015	10,716,173	$107	(157,973)	$(3,138)	$28,838	$(500)	$(187,097)	$(161,790)	$90,134	$(71,656)

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2015
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
The following table summarizes the Company’s revenue by segment:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Revenue
Radiology	$86,587	$86,284	$258,522	$252,665
Radiation Oncology	23,550	25,224	68,218	74,740
Corporate / Other	—	9,276	—	21,312
Total	$110,137	$120,784	$326,740	$348,717
The following are components of revenue:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Revenue
MRI	$45,719	$47,603	$135,541	$135,739
PET/CT	33,542	32,248	101,089	96,392
Radiation Oncology	23,550	25,224	68,218	74,740
Other radiology	7,326	6,433	21,892	20,534
Corporate / Other	—	9,276	—	21,312
Total	$110,137	$120,784	$326,740	$348,717

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

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

The following table summarizes the Company’s segment income (loss):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Segment income (loss)
Radiology	$32,265	$28,526	$96,523	$83,319
Radiation Oncology	10,910	12,661	31,400	37,005
Corporate / Other	(8,222)	(7,325)	(23,349)	(22,331)
Total	$34,953	$33,862	$104,574	$97,993
The reconciliation of net income to total segment income is shown below:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Net income attributable to Alliance HealthCare Services, Inc.	$4,011	$7,204	$8,727	$6,994
Income tax expense	2,948	5,098	6,256	5,304
Interest expense and other, net	6,208	6,660	18,570	19,582
Amortization expense	1,961	2,377	5,870	6,907
Depreciation expense	12,743	12,247	42,812	35,952
Share-based payment (included in selling, general and administrative expenses)	407	423	1,117	1,242
Severance and related costs	455	277	2,315	731
Noncontrolling interest in subsidiaries	3,843	5,861	10,928	15,111
Restructuring charges (Note 2)	(264)	216	2,191	707
Transaction costs	573	432	1,512	1,964
Impairment charges	4	71	240	6,817
Legal settlements (included in selling, general and administrative expenses)	2,000	2,924	3,621	5,827
Other non-cash charges (included in other income and expense, net)	64	22	415	805
Non-cash gain on step acquisition (included in other income and expense, net)	—	(9,950)	—	(9,950)
Total segment income	$34,953	$33,862	$104,574	$97,993
Net income (loss) for the Radiology and Radiation Oncology segments does not include charges for interest expense, net of interest income, income taxes or certain selling, general and administrative expenses. These costs are charged against the Corporate / Other segment. The following table summarizes the Company’s net income (loss) by segment:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Net income (loss)
Radiology	$21,096	$13,283	$58,913	$48,217
Radiation Oncology	4,534	10,864	12,602	14,259
Corporate / Other	(21,619)	(16,943)	(62,788)	(55,482)
Total	$4,011	$7,204	$8,727	$6,994

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

The following table summarizes the Company’s identifiable assets by segment:

	As of December 31, 2014	As of September 30, 2015
Identifiable assets
Radiology	$229,141	$262,833
Radiation Oncology	182,880	182,630
Corporate / Other	88,864	147,771
Total	$500,885	$593,234

The following table summarizes the Company’s goodwill by segment:

	Radiology	Radiation Oncology	Corporate / Other	Total
Balance at January 1, 2014	$42,166	$14,809	$—	$56,975
Goodwill acquired during the period	—	6,889	—	6,889
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	—	—	—	—
Balance at December 31, 2014	$42,166	$21,698	$—	$63,864
Goodwill acquired during the period	3,342	—	22,611	25,953
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	—	—	—	—
Balance at September 30, 2015	$45,508	$21,698	$22,611	$89,817

Gross goodwill	$199,850	$41,600	$22,611	$264,061
Accumulated impairment charges	(154,342)	(19,902)	—	(174,244)
Balance at September 30, 2015	$45,508	$21,698	$22,611	$89,817

The following table summarizes the cash used for capital expenditures for the Radiology, Radiation Oncology and Corporate segments:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Cash used for capital expenditures
Radiology	$6,331	$10,075	$13,159	$25,734
Radiation Oncology	3,051	1,183	3,070	10,394
Corporate / Other	556	450	6,965	3,256

ALLIANCE HEALTHCARE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)
September 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

17. Subsequent Events

Pacific Cancer Institute
On October 15, 2015, the Company executed an agreement to form a partnership between its Radiation Oncology division and the Pacific Cancer Institute ("PCI"), a state-of-the-art radiation therapy and stereotactic radiosurgery center located in Maui, Hawaii, whereby it acquired a 95% controlling interest in PCI. The closing of the transaction is subject to various conditions that are expected to be satisfied during the fourth quarter of 2015.

PRC Associates
On October 14, 2015, the Company, through its Interventional Partners division, acquired a 60% controlling interest in PRC Associates, LLC, ("PRC"), a premier provider of interventional pain management healthcare with eight locations in Central Florida and the Palm Coast.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a leading national provider of advanced outpatient diagnostic imaging and radiation therapy services, based upon annual revenue and number of imaging systems deployed and radiation oncology centers operated. Our principal sources of revenue are derived from providing magnetic resonance imaging (“MRI”), positron emission tomography/computed tomography (“PET/CT”) through our Radiology division and radiation oncology services through our Radiation Oncology division. Unless the context otherwise requires, the words “we,” “us,” “our,” “Company” or “Alliance” as used in this Quarterly Report on Form 10-Q refer to Alliance HealthCare Services, Inc. and our direct and indirect subsidiaries. We provide imaging and therapeutic services primarily to hospitals and other healthcare providers on a shared-service and full-time service basis. We also provide services through fixed-site imaging centers, primarily to hospitals or health systems. Our radiology services normally include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day shared-service and fixed-site diagnostic imaging operations. We also provide non scan-based services, which include only the use of our imaging systems under a short-term contract. We have leveraged our leadership in MRI, PET/CT and radiology services to expand into radiation oncology, including stereotactic radiosurgery ("SRS"). We operate our radiation oncology business through our wholly owned subsidiary, Alliance Oncology, LLC, which we sometimes refer to as our Radiation Oncology division. This division includes a wide range of services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, actual radiation oncology delivery, therapy management and follow-up care. Our services include the use of our linear accelerators ("Linac") or SRS, therapists to operate those systems, administrative staff, equipment maintenance and upgrades, and management of day-to-day operations. In addition, we acquired a 59% ownership interest in The Pain Center of Arizona ("TPC") in the first quarter of 2015, including TPC’s affiliated billing and collection company. TPC provides expert medical diagnosis and treatment of people with chronic pain disorders at its 12 locations within the state. This acquisition advances our strategic expansion into adjacent segments of healthcare services as interventional pain management is the largest segment within the interventional therapeutic services space.
Recent Developments
On October 15, 2015, we executed an agreement to form a partnership between our Radiation Oncology division and the Pacific Cancer Institute ("PCI"), a state-of-the-art radiation therapy and stereotactic radiosurgery center located in Maui, Hawaii, whereby we acquired a 95% controlling interest in PCI. We expect PCI to generate annualized revenue of approximately $6.3 million. The closing of the transaction is subject to various conditions that we expect to be satisfied during the fourth quarter of 2015.
On October 14, 2015, we acquired a 60% controlling interest in PRC Associates, LLC, ("PRC"), a premier provider of interventional pain management healthcare with eight locations in Central Florida and the Palm Coast, through our Interventional Partners division. We expect PRC to generate annualized revenue of approximately $12.0 million.
On September 16, 2015, Fujian Thai Hot Investment Co., Ltd ("Thai Hot") agreed to purchase 5,537,945 shares of our common stock from funds managed by OakTree and MTS, and Larry C. Buckelew, for $102,452, or $18.50 per share. Upon completion of the transaction, Thai Hot would own approximately 51.5% of our outstanding common stock. We will not sell any shares in the transaction. The transaction is subject to certain closing conditions, including clearance under the Hart-Scott-Rodina Antitrust Improvements Act of 1976, approval of certain foreign and domestic regulatory filings, consent of our lenders under our term loan and revolving credit facilities, and execution of a governance and standstill agreement with Thai Hot. We expect the transaction to close in the fourth quarter of 2015. Upon closing, the vesting of options with change in control provisions held by certain officers may be accelerated.
On August 1, 2015, we obtained an additional 15.5% in Alliance-HNI LLC ("AHNI"), thereby increasing our ownership percentage to 65.5% and giving us a controlling interest in AHNI. Prior to August 1, 2015, our interest in AHNI was deemed a noncontrolling interest and, as such, we accounted for the investment using the equity method. Prior to the step acquisition on August 1, 2015, AHNI had three subsidiaries: Alliance-HNI Leasing Co. ("AHNIL"), Alliance-HNV PET/CT Services, LLC ("AHNVPS"), and Alliance-HNV PET/CT Leasing, LLC ("AHNVPL"). AHNI held a 98% interest in AHNIL, which AHNI consolidated, and, effectively, a 53.4% interest in AHNVPS, which AHNI did not consolidate. In addition to our original 50% investment in AHNI, we also had a 46.6% interest in AHNVPS prior to the step acquisition and, accordingly, we consolidated AHNVPS and AHNVPL since the initial acquisition on November 21, 1997. As consideration, we contributed our 46.6% interest in HNVPS and our rights to certain assets to AHNI in exchange for the additional 15.5% interest in AHNI. After the completion of the step acquisition, we hold a 65.5% interest in AHNI which, in turn, holds all of the outstanding interest in AHNVPS. As a result of gaining a controlling interest in AHNI, we began consolidating AHNI effective August 1, 2015.
Key Aspects of Our Business
MRI, PET/CT and radiation oncology services generated 39%, 28% and 21% of our revenue, respectively, for the nine months ended September 30, 2015 and 42%, 31% and 21% of our revenue, respectively, for the nine months ended September 30, 2014. Our remaining revenue was comprised of other modality diagnostic imaging services revenue, primarily computed tomography (“CT”), management contract revenue, and interventional services revenue. We operated 532 diagnostic imaging and radiation oncology systems, including 261 MRI systems (of which 19 are operating leases) and 126 PET/CT systems (of which 9 are operating leases) and served over 1,000 clients in 44 states at September 30, 2015. We operated 116 fixed-site imaging centers (one in an unconsolidated joint venture), which constitute systems installed in hospitals or other medical buildings on or near hospital campuses, including modular buildings, systems installed inside medical groups’ offices, parked mobile systems, and free-standing fixed-site imaging centers, which include systems installed in medical office buildings, ambulatory surgical centers, or other retail space at September 30, 2015. Of the 116 fixed-site imaging centers (including one unconsolidated joint venture), 82 were MRI fixed-site imaging centers, 18 were PET/CT fixed-site imaging centers, and 16 were other modality fixed-site imaging centers. We also operated 31 radiation oncology centers and stereotactic radiosurgery facilities (including one radiation oncology center as an unconsolidated joint venture) at September 30, 2015.
Revenues from fixed-site imaging centers and radiation oncology centers can be structured as either “wholesale” or “retail” revenues. We generated approximately 78% and 83% of our revenues for the nine months ended September 30, 2015 and 2014, respectively, by providing services to hospitals and other healthcare providers, which we refer to as "wholesale" revenues. We typically generate our wholesale revenues from contracts that require our clients to pay us based on the number of scans we perform on patients on our clients’ behalf, although some pay us a flat fee for a period of time regardless of the number of scans we perform. Wholesale payments are due to us independent of our clients’ receipt of retail reimbursement from third-party payors, although receipt of reimbursement from third-party payors may affect demand for our services. We typically deliver our services for a set number of days per week through exclusive, long-term contracts with hospitals and other healthcare providers. The initial terms of these contracts average approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site arrangements. Our contracts for radiation oncology services average approximately 10 to 20 years in length. These contracts often contain automatic renewal provisions and certain contracts have cancellation clauses if the hospital or other healthcare provider purchases its own system. We price our contracts based on the type of system used, the scan volume, and the number of ancillary services provided. Competitive pressures also affect our pricing.
We generated approximately 22% and 17% of our revenues for the nine months ended September 30, 2015 and 2014, respectively, by providing services directly to patients from our sites located at or near hospitals or other healthcare provider facilities, which we refer to as "retail" revenues. We generate our revenue from these sites from direct billings to patients or their third-party payors, including Medicare, and we record this revenue net of contractual discounts and other arrangements for providing services at discounted prices. We typically receive a higher price per scan or treatment under retail billing than we do under wholesale billing.
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
With respect to our retail business, for services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the prior Medicare statutory formula known as the Sustainable Growth Rate (“SGR”) formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress had failed to intervene. In the past, when the application of the statutory formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. For 2013, the Centers for Medicare & Medicaid Services ("CMS") projected an aggregate rate reduction of 26.5% from 2012 payment rates if Congress had failed to intervene. This reduction was delayed by the enactment of the American Taxpayers' Relief Act of 2012 ("ATRA") on January 2, 2013, which allowed for the continuation of 2012 physician payment rates by adopting a 0% update through December 31, 2013.
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
Also with respect to our retail business, for services furnished on or after July 1, 2010, CMS began implementing a 50% reduction in reimbursement for multiple images on contiguous body parts, as mandated by the Patient Protection and Affordable Care Act of 2010 ("PPACA"). Beginning January 1, 2011, CMS applied the same reduction to certain CT and CT angiography ("CTA"), MRI and MR angiography ("MRA"), and ultrasound services furnished to the same patient in the same session, regardless of the imaging modality, and not limited to contiguous body areas. CMS projected that this expanded policy would reduce payment for 20% more services than the prior multiple procedure payment reduction policy, and would primarily reduce payments for radiology services and to freestanding diagnostic imaging centers, such as our retail business. For 2012, CMS extended this policy to the physician reviews of these imaging services by implementing a 25% multiple procedure reduction to the professional payments to the specialties of radiology and interventional radiology. In addition, beginning in 2013, CMS expanded the 25% multiple-procedure reduction policy to certain other nuclear medicine and cardiovascular diagnostic procedures. At this time, we do not believe that these multiple procedure payment reductions will have a material effect on our future retail revenues.

Other recent legislative and regulatory updates to the Physician Fee Schedule included reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the previous 50% usage rate to a 90% usage rate. This change began in 2010 with a planned four-year phase-in period for MRI and CT scans, but not for radiation therapy and other therapeutic equipment. The PPACA superseded CMS's assumed usage rate for such equipment and, beginning on January 1, 2011, CMS instituted a 75% usage rate. Also in 2011, CMS expanded the list of services to which the higher equipment usage rate assumption applies to include certain diagnostic CTA and MRA procedures using similar CT and MRI scanners that cost more than $1 million. Through enactment of the ATRA, Congress increased the usage rate assumption from 75% to 90% for fee schedules to be developed for 2014 and subsequent years. In the final Physician Fee Schedule for 2016, CMS increased the usage rate assumption for linear accelerators used in many radiation oncology treatments from 50% to 70%, which will be phased in over a two-year period. We currently estimate that neither the usage assumptions for MRI and CT scans under the ATRA, nor the final Physician Fee Schedule for 2016, will have a material adverse effect on our future retail revenues.
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
In the Physician Fee Schedule for 2014, CMS made additional revisions to the formula it uses to account for physician time and practice expenses when calculating updates to the Physician Fee Schedule. CMS's revisions include changes to the Medicare Economic Index formula, which have the effect of redistributing some practice expense payment to the physician time component. This policy change, combined with the 90% usage rate assumption described above and various other adjustments for the 2014 Physician Fee Schedule, were projected to result in an aggregate payment increase of 1% in radiation oncology, no change to payments for nuclear medicine, and aggregate payment reductions of 2% in radiology, 11% for suppliers providing the technical component of diagnostic tests, and 1% for radiation therapy centers. In the Physician Fee Schedule for 2015, CMS adopted changes to payment policies that are projected to result in an aggregate payment increase of 1% for radiation therapy centers; no aggregate payment change for providers of nuclear medicine and aggregate payment reductions of 1% in radiology, and 2% for suppliers providing the technical component of diagnostic tests. In the final Physician Fee Schedule for 2016, CMS adopted changes to payment polices that are projected to result in no aggregate payment change in radiology and for suppliers providing the technical component of diagnostic tests, as well as aggregate payment reductions of 1% for radiation therapy centers, 1% for nuclear medicine, and 2% for radiation oncology. At this time, we do not believe that the final regulatory changes for 2015 or 2016 will have a material effect on our retail revenues.
In addition to annual updates to the Physician Fee Schedule, as indicated above, CMS also publishes regulatory changes to the hospital outpatient prospective payment system (“HOPPS”) on an annual basis. These payments are bundled amounts received by our hospital clients for hospital outpatient services related to MRI scans, PET scans, PET/CT scans and SRS treatments. Recent adjustments to the HOPPS payments for these procedures have not had a material adverse effect on our revenue and earnings in 2013, 2014 or the first nine months of 2015.
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
Other legislative changes have been proposed and adopted since the PPACA was enacted, which also may impact our business. On August 2, 2011, the President signed into law the Budget Control Act of 2011 (“BCA”), which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reduction to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which were scheduled to go into effect on January 2, 2013. The enactment of the ATRA delayed the imposition of the automatic cuts until March 1, 2013. On March 1, 2013, the President signed an executive order implementing the automatic budget reductions. Pursuant to that order, payments to Medicare providers for services furnished on or after April 1, 2013 were reduced by 2%. The impact to our revenue related to this 2% reduction was approximately $0.4 million in 2014 and is anticipated to be $0.4 million in 2015. The 2013 Budget Act extended the 2% reduction in payments to Medicare providers by another two years (through 2023), and subsequent legislation extended the cuts through 2025. Unless Congress acts to repeal or revise the automatic budget cuts enacted by the BCA, this payment reduction will continue. The PAMA also included a new quality incentive payment policy that, beginning January 1, 2016, will reduce Medicare payments for the technical portion of certain CT services paid under the Physician Fee Schedule or HOPPS that are furnished using equipment that does not meet certain dose optimization and management standards, reducing payments for such services by 5% in 2016 and 15% in 2017. The full effect of the PPACA, BCA, ATRA, PAMA and MACRA on our business is uncertain, and it is not clear whether other legislative changes will be adopted or how those changes would affect the demand for our services.
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
Results of Operations
The following table shows our consolidated statements of operations as a percentage of revenues for each of the quarters and nine months ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	53.9	55.5	53.9	56.3
Selling, general and administrative expenses	18.0	20.3	17.7	19.0
Transaction costs	0.5	0.4	0.5	0.6
Severance and related costs	0.4	0.2	0.7	0.2
Impairment charges	—	0.1	0.1	2.0
Depreciation expense	11.6	10.1	13.1	10.3
Amortization expense	1.8	2.0	1.8	2.0
Interest expense and other, net	5.6	5.5	5.7	5.6
Other income, net	(0.5)	(8.7)	(0.3)	(3.0)
Total costs and expenses	91.3	85.4	93.2	93.0
Income before income taxes, earnings from unconsolidated investees and noncontrolling interest	8.7	14.6	6.8	7.0
Income tax expense	2.7	4.2	1.9	1.5
Earnings from unconsolidated investees	(1.1)	(0.5)	(1.1)	(0.9)
Net income	7.1	10.9	6.0	6.4
Less: Net income attributable to noncontrolling interest, net of tax	(3.5)	(4.9)	(3.3)	(4.3)
Net income attributable to Alliance HealthCare Services, Inc.	3.6%	6.0%	2.7%	2.1%

The table below provides MRI statistical information for each of the quarters and nine months ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
MRI statistics
Average number of total systems	249.7	264.1	251.0	253.7
Average number of scan-based systems	203.2	209.8	207.8	204.5
Scans per system per day (scan-based systems)	8.73	9.09	8.52	8.86
Total number of scan-based MRI scans	122,520	132,962	354,181	370,456
Price per scan	$334.92	$311.16	$342.49	$319.09

The table below provides PET/CT statistical information for each of the quarters and nine months ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
PET/CT statistics
Average number of systems	112.8	116.2	112.3	115.3
Scans per system per day	5.32	5.38	5.34	5.34
Total number of PET/CT scans	34,623	35,501	103,299	104,513
Price per scan	$942.10	$879.72	$950.38	$895.07

The table below provides radiation oncology statistical information for each of the quarters and nine months ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Radiation oncology statistics
Number of radiation oncology centers*	29	31	29	31
Linac treatments	20,749	21,118	59,758	66,352
Stereotactic radiosurgery patients	789	901	2,278	2,529
*Number of radiation oncology centers operated as of September 30, 2014 and 2015 included one unconsolidated joint venture.
Following are the components of revenue (in millions) for each of the quarters and nine months ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Total MRI revenue	$45.7	$47.6	$135.5	$135.7
PET/CT revenue	33.5	32.3	101.1	96.4
Radiation oncology revenue	23.6	25.2	68.2	74.7
Other radiology revenue	7.3	6.4	21.9	20.5
Other revenue	—	9.3	—	21.4
Total	$110.1	$120.8	$326.7	$348.7

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Total fixed-site imaging center revenue (in millions)	$29.3	$28.1	$84.1	$82.6

Quarter Ended September 30, 2015 Compared to Quarter Ended September 30, 2014
Revenue increased $10.6 million, or 9.7%, to $120.8 million in the third quarter of 2015 compared to $110.1 million in the third quarter of 2014 primarily due to an incremental $8.9 million of revenue from our newly acquired consolidated joint venture, The Pain Center of Arizona ("TPC"), an increase in MRI revenue of $1.9 million, and an increase in radiation oncology revenue of $1.6 million, offset by a decrease in PET/CT revenue of $1.3 million. Reductions in MRI and PET/CT pricing totaled $5.1 million in the third quarter of 2015.
MRI revenue increased $1.9 million in the third quarter of 2015, or 4.1%, compared to the third quarter of 2014. Scan-based MRI revenue increased $0.4 million in the third quarter of 2015, or 0.8%, compared to the third quarter of 2014, to $41.4 million in the third quarter of 2015 from $41.0 million in the third quarter of 2014. The increase in scan-based MRI revenue was primarily due to increases in the number of the average scan-based systems in service and the average scans per system, per day, offset against year-over-year decreases in the average price per MRI scan. The average price per MRI scan decreased to $311.16 per scan in the third quarter of 2015 from $334.92 per scan in the third quarter of 2014 as we priced competitively to protect and maintain our market share in the mobile imaging market. The average number of scan-based systems in service increased to 209.8 systems in the third quarter of 2015 from 203.2 systems in the third quarter of 2014. The average scans per system per day increased 4.1% to 9.09 in the third quarter of 2015 from 8.73 in the third quarter of 2014, and scan-based MRI scan volume increased 8.5% to 132,962 scans in the third quarter of 2015 from 122,520 scans in the third quarter of 2014. Non scan-based MRI revenue increased $1.5 million in the third quarter of 2015 over the same period in 2014. Included in the revenue totals above are fixed-site imaging center revenues, which decreased $1.2 million, or 4.1%, to $28.1 million in the third quarter of 2015 from $29.3 million in the third quarter of 2014.
PET/CT revenue in the third quarter of 2015 decreased $1.3 million, or 3.9%, to $32.2 million from $33.5 million in the third quarter of 2014. This decrease was primarily due to a decrease in the average price per PET/CT scan, which decreased to $879.72 per scan in the third quarter of 2015 compared to $942.10 per scan in the third quarter of 2014, as we priced competitively to protect and maintain our market share in the mobile imaging market. These decreases were offset to some extent by an increase in PET/CT scan volumes of 2.5% to 35,501 scans in the third quarter of 2015 from 34,623 scans in the third quarter of 2014. The average number of PET/CT systems in service increased to 116.2 systems in the third quarter of 2015 compared to 112.8 in the third quarter of 2014. Scans per system per day increased to 5.38 in the third quarter of 2015 from 5.32 in the third quarter of 2014.
Included in the revenue totals above are fixed-site imaging center revenues, which decreased $1.2 million to $28.1 million in the third quarter of 2015 from $29.3 million in the third quarter of 2014.
Radiation oncology revenue increased $1.6 million, or 7.1%, to $25.2 million in the third quarter of 2015 compared to $23.6 million in the third quarter of 2014, primarily due to a 1.8% increase in the number of Linac treatments performed in the third quarter of 2015, compared to the third quarter of 2014, and a 14.2% increase in the number of SRS patients we treated, compared to the third quarter of 2014. The growth in radiation oncology was largely driven by our acquisition of Charleston Area Radiation Therapy Center ("CARTC") in the fourth quarter of 2014.
Other radiology revenues related to our radiology segment were $6.4 million in the third quarter of 2015 compared to $7.3 million in the third quarter of 2014.
At September 30, 2015 we operated 261 MRI systems and 126 PET/CT systems, including 19 MRI systems and nine PET/CT systems on operating leases. We had 256 MRI systems and 124 PET/CT systems at September 30, 2014, including 19 MRI systems and nine PET/CT systems on operating leases. We operated 116 fixed-site imaging centers (including one in an unconsolidated joint venture) at September 30, 2015, compared to 122 fixed-site imaging centers (including one in an unconsolidated joint venture) at September 30, 2014. At September 30, 2015, we operated 31 radiation oncology centers (including one in an unconsolidated joint venture) compared to 29 radiation oncology centers (including one in an unconsolidated joint venture) at September 30, 2014.
Cost of revenues, excluding depreciation and amortization, increased $7.7 million, or 12.9%, to $67.1 million in the third quarter of 2015 compared to $59.4 million in the third quarter of 2014. The increase in cost of revenues was primarily due to a $7.0 million increase in compensation and related employee expenses, resulting from increased salary costs in connection with our new partnerships with CARTC and TPC, an increase in medical supplies of $1.1 million, and an increase in equipment rentals of $0.7 million, offset by a decrease in license, taxes, and fees $0.5 million compared to 2014. All other cost of revenues in the third quarter of 2015, excluding depreciation and amortization, decreased $0.6 million from the third quarter of 2014. Cost of revenues, as a percentage of revenue, increased to 55.5% in the third quarter of 2015, compared to 53.9% in the third quarter of 2014, primarily due to our new partnerships with CARTC and TPC.
Selling, general and administrative expenses increased $4.7 million, or 23.9%, to $24.5 million in the third quarter of 2015 compared to $19.8 million in the third quarter of 2014. The increase to selling, general and administrative expenses was primarily due to increased compensation and related employee expenses of $2.3 million, in part due to investments in our growth programs, increased professional services of $1.2 million, which was driven by an increase in legal settlements of $1.6 million, and an increase in our provision for doubtful accounts of $0.9 million. All other selling, general and administrative expenses in the third quarter of 2015 increased $0.3 million from the third quarter of 2014. Selling, general and administrative expenses as a percentage of revenue was 20.3% in the third quarter of 2015 compared to 18.0% in the third quarter of 2014.
Severance and related costs was $0.3 million in the third quarter of 2015 compared to $0.5 million in the third quarter of 2014.
Impairment charges were $0.1 million in the third quarter of 2015.

Depreciation expense decreased $0.5 million, or 3.9%, to $12.2 million in the third quarter of 2015 compared to $12.7 million in the third quarter of 2014 due to the year over year increase in the number of units in our fleet that are fully depreciated along with our decision to upgrade units we currently own as an alternative to purchasing new equipment.
Amortization expense increased $0.4 million, or 21.5%, to $2.4 million in the third quarter of 2015 compared to $2.0 million in the third quarter of 2014.
Interest expense and other, net, increased $0.5 million, or 7.3%, to $6.7 million in the third quarter of 2015 compared to $6.2 million in the third quarter of 2014, primarily due to increased borrowings under our senior secured credit agreement and increased equipment debt.
Other income, net, increased $9.9 million to $10.5 million in the third quarter of 2015 compared to $0.6 million in the third quarter of 2014, primarily due to recognizing a non-cash gain of $10.0 million as a result of remeasuring to fair value our equity interest in a previously unconsolidated subsidiary acquired and consolidated during the third quarter of 2015.
Income tax expense was $5.1 million in the third quarter of 2015 compared to $2.9 million in the third quarter of 2014, resulting in effective tax rates of 41.4% and 42.4%, respectively. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits, and other permanent differences.
Earnings from unconsolidated investees decreased $0.6 million, or 51.4%, to $0.6 million in the third quarter of 2015 compared to $1.2 million in the third quarter of 2014, primarily due to the completion of the step-acquisition and resulting consolidation of a previously unconsolidated subsidiary effective August 1, 2015.
Net income attributable to noncontrolling interest increased $2.1 million, or 52.5%, to $5.9 million in the third quarter of 2015 compared to $3.8 million in the third quarter of 2014. The increase is mostly attributed to improved net income we derived from our joint venture partners and, to a lesser degree, the addition of our joint venture with TPC in February 2015.
The net income attributable to Alliance HealthCare Services, Inc. was $7.2 million, or $0.67 per share on a diluted basis, in the third quarter of 2015 compared to net income of $4.0 million, or $0.37 per share on a diluted basis, in the third quarter of 2014.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Revenue increased $22.0 million, or 6.7%, to $348.7 million during the first nine months of 2015 compared to $326.7 million in the first nine months of 2014 primarily due to an incremental $21.0 million from TPC, our newly acquired joint venture, and an increase in radiation oncology revenues of $6.5 million, offset against year-over-year decreases in the average price per MRI and PET/CT scan.
MRI revenue increased $0.2 million in the first nine months of 2015, or 0.1%, compared to the first nine months of 2014. Average scans per system per day increased 4.0% to 8.86 in the first nine months of 2015 from 8.52 in the first nine months of 2014. Scan-based MRI scan volume increased 4.6% to 370,456 scans in the first nine months of 2015 from 354,181 scans in the first nine months of 2014. Non scan-based MRI revenue increased $3.3 million in the first nine months of 2015 over the same period in 2014. Scan-based MRI revenue decreased $3.1 million in the first nine months of 2015, or 2.6%, compared to the first nine months of 2014, to $118.2 million in the first nine months of 2015 from $121.3 million in the first nine months of 2014. The decrease in scan-based MRI revenue was primarily due to year-over-year decreases in the average price per MRI scan offset by increases in the number of the average scan-based systems in service and the average scans per system, per day. The average price per MRI scan decreased to $319.09 per scan in the first nine months of 2015 from $342.49 per scan in the first nine months of 2014 as we priced competitively to protect and maintain our market share in the mobile imaging market. The average number of scan-based systems in service decreased to 204.5 systems in the first nine months of 2015 from 207.8 systems in the first nine months of 2014.
PET/CT revenue in the first nine months of 2015 decreased $4.7 million, or 4.6%, compared to the first nine months of 2014 primarily due to a year-over-year decrease in the average price per PET/CT to $895.07 per scan in the first nine months of 2015 compared to $950.38 per scan in the first nine months of 2014, as we priced competitively to protect and maintain our market share in the mobile imaging market, offset by increases in the number of the average scan-based systems in service and an increase in total PET/CT scan volumes to 104,513 scans in the first nine months of 2015 from 103,299 scans in the first nine months of 2014. The average number of PET/CT systems in service increased to 115.3 systems in the first nine months of 2015 from 112.3 systems in the first nine months of 2014. Scans per system per day remained consistent at 5.34 in the first nine months of 2015 compared to same period in 2014.

Included in the revenue totals above are fixed-site imaging center revenues, which decreased $1.5 million to $82.6 million in the first nine months of 2015 from $84.1 million in the first nine months of 2014.
Radiation oncology revenue increased $6.5 million, or 9.6%, to $74.7 million in the first nine months of 2015 compared to $68.2 million in the first nine months of 2014, primarily due to an 11.0% increase in the number of Linac treatments performed in the first nine months of 2015, compared to the first nine months of 2014 and an 11.0% increase in the number of SRS patients we treated. The growth in Linac treatments was primarily due to our acquisition of CARTC in the fourth quarter of 2015.
Other revenues related to our radiology segment were $20.5 million in the first nine months of 2015 compared to $21.9 million in the first nine months of 2014.
At September 30, 2015 we operated 261 MRI systems and 126 PET/CT systems, including 19 MRI systems and nine PET/CT systems on operating leases. We had 256 MRI systems and 124 PET/CT systems at September 30, 2014, including 19 MRI systems and nine PET/CT systems on operating leases. We operated 116 fixed-site imaging centers (including one in an unconsolidated joint venture) at September 30, 2015, compared to 122 fixed-site imaging centers (including one in an unconsolidated joint venture) at September 30, 2014. At September 30, 2015, we operated 31 radiation oncology centers (including one in an unconsolidated joint venture) compared to 29 radiation oncology centers (including one in an unconsolidated joint venture) at September 30, 2014.
Cost of revenues, excluding depreciation and amortization, increased $20.4 million, or 11.6%, to $196.4 million in the first nine months of 2015 compared to $176.0 million in the first nine months of 2014. The increase in cost of revenues was primarily due to an increase to compensation and related employee expenses of $17.0 million, or 21.2%, primarily due to salary costs in connection with our new affiliations with CARTC and TPC, an increase to medical supplies of $2.0 million, or 13.9%, an increase in equipment rentals of $1.7 million, or 24.6%, and an increase to maintenance and related costs of $0.9 million, or 2.4%, due to our new aforementioned affiliates and the timing of system repairs, offset by a decrease to outside medical services of $0.3 million, or 3.8%, and a decrease in license, taxes and fees of $0.2 million, or 6.3%. All other cost of revenues, excluding depreciation and amortization, decreased $0.8 million, or 3.1%. Cost of revenues, as a percentage of revenue, increased to 56.3% in the first nine months of 2015, compared to 53.9% in the first nine months of 2014.
Selling, general and administrative expenses increased $8.4 million, or 14.4%, to $66.3 million in the first nine months of 2015 compared to $57.9 million in the first nine months of 2014. The increase to selling, general and administrative expenses was primarily due to an increase in compensation and related employee expenses of $6.1 million, or 18.2%, in part due to an increase in investments in our growth programs, an increase in professional services of $1.1 million, or 12.8%, which was driven by an increase in legal settlements of $2.2 million, an increase in our provision for doubtful accounts of $0.4 million, and an increase in license, taxes and fees of $0.3 million, or 55.9%. All other selling, general and administrative expenses in the first nine months of 2015 increased $0.4 million compared to the first nine months of 2014. Selling, general and administrative expenses as a percentage of revenue was 19.0% in the first nine months of 2015 compared to 17.7% in the first nine months of 2014.
Severance and related costs decreased $1.6 million, or 68.4%, to $0.7 million in the first nine months of 2015 compared to $2.3 million in the first nine months of 2014, due to the departure of an executive officer during the first nine months of 2014.
Impairment charges were $6.8 million in the first nine months of 2015 compared to $0.2 million in the first nine months of 2014. In the first nine months of 2015, we decided to close one of our rural radiation therapy centers in our Radiation Oncology division in lieu of making significant equipment investments in the center in an area with increased competition. The center was initially acquired in 2007.
Depreciation expense decreased $6.8 million, or 16.0%, to $36.0 million in the first nine months of 2015 compared to $42.8 million in the first nine months of 2014 due to the year over year increase in the number of units in our fleet that are fully depreciated along with our decision to upgrade units we currently own as an alternative to purchasing new equipment.
Amortization expense increased $1.0 million, or 17.7%, to $6.9 million in the first nine months of 2015 compared to $5.9 million in the first nine months of 2014. This increase is primarily due to additional amortization charges related to intangible assets that were acquired in recent transactions.
Interest expense and other, net, increased $1.0 million, or 5.4%, to $19.6 million for the first nine months of 2015 compared to $18.6 million in the first nine months of 2014, primarily due to increased borrowings under our senior secured credit agreement and increased equipment debt.

Other income, net, increased $9.4 million to $10.3 million for the first nine months of 2015 compared to $0.9 million in the first nine months of 2014, primarily due to recognizing a non-cash gain of $10.0 million as a result of remeasuring to fair value our equity interest in a previously unconsolidated subsidiary acquired and consolidated during the third quarter of 2015.
Income tax expense was $5.3 million in the first nine months of 2015 compared to $6.3 million for the first nine months of 2014, resulting in effective tax rates of 43.1% and 41.8%, respectively. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits, and other permanent differences.
Earnings from unconsolidated investees decreased $0.5 million, or 11.9%, to $3.0 million in the first nine months of 2015 compared to $3.5 million in the first nine months of 2014, primarily due to the completion of the step-acquisition and resulting consolidation of a previously unconsolidated subsidiary effective August 1, 2015.
Net income attributable to noncontrolling interest increased $4.2 million, or 38.3%, to $15.1 million in the first nine months of 2015 compared to net income of $10.9 million in the first nine months of 2014.
The net income attributable to Alliance HealthCare Services, Inc. was $7.0 million, or $0.65 per share on a diluted basis, in the first nine months of 2015 compared to net income of $8.7 million, or $0.80 per share on a diluted basis, in the first nine months of 2014.
Adjusted EBITDA
Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States, or “GAAP.” We believe that, in addition to GAAP metrics, this non-GAAP metric is a useful measure for investors, for a variety of reasons. Our management regularly communicates Adjusted EBITDA and their interpretation of such results to our board of directors. We also compare actual periodic Adjusted EBITDA against internal targets as a key factor in determining cash incentive compensation for executives and other employees, largely because we view Adjusted EBITDA results as indicative of how our radiology and radiation oncology businesses are performing and are being managed.
We define Adjusted EBITDA, as net income (loss) before: interest expense, net of interest income; income taxes; depreciation expense; amortization expense; non-cash share-based compensation; severance and related costs; net income (loss) attributable to noncontrolling interests; restructuring charges; fees and expenses related to transactions; non-cash impairment charges; legal matter expenses; other non-cash charges included in other (income) expense, net, which includes non-cash losses on sales of equipment; and non-cash gains on acquisitions of previously unconsolidated entities.
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
Adjusted EBITDA in the third quarter of 2015 decreased $1.1 million, or 3.1%, to $33.9 million, from $35.0 million in the third quarter of 2014. Adjusted EBITDA for the first nine months of 2015 decreased $6.6 million, or 6.3% to $98.0 million, from $104.6 million for the first nine months of 2014.

The reconciliation of net income to total adjusted EBITDA is shown below:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Net income attributable to Alliance HealthCare Services, Inc.	$4,011	$7,204	$8,727	$6,994
Income tax expense	2,948	5,098	6,256	5,304
Interest expense and other, net	6,208	6,660	18,570	19,582
Amortization expense	1,961	2,377	5,870	6,907
Depreciation expense	12,743	12,247	42,812	35,952
Share-based payment (included in selling, general and administrative expenses)	407	423	1,117	1,242
Severance and related costs	455	277	2,315	731
Noncontrolling interest in subsidiaries	3,843	5,861	10,928	15,111
Restructuring charges	(264)	216	2,191	707
Transaction costs	573	432	1,512	1,964
Impairment charges	4	71	240	6,817
Legal settlements (included in selling, general and administrative expenses)	2,000	2,924	3,621	5,827
Other non-cash charges (included in other income, net)	64	22	415	805
Non-cash gain on step acquisition (included in other income, net)	—	(9,950)	—	(9,950)
Total adjusted EBITDA	$34,953	$33,862	$104,574	$97,993
Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operating activities. We generated $64.7 million and $69.0 million of cash flow from operating activities in the first nine months of 2015 and 2014, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging, radiation oncology, and interventional services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts in the first nine months of 2015 and 2014 was $2.4 million and $2.0 million, respectively, or 0.7% and 0.6% of revenue, respectively. Our number of days of revenue outstanding for our accounts receivable falls within our expected range and historical experience, decreasing to 52 days as of September 30, 2015, compared to 54 days as of September 30, 2014. We believe this number is comparable to other diagnostic imaging and radiation oncology providers.
We used cash of $74.2 million and $27.0 million for investing activities in the nine months ended September 30, 2015 and 2014, respectively. Investing activities during the first nine months of 2015 included $39.4 million in cash used for equipment purchases, $22.7 million in cash used for acquisitions, and $13.0 million in cash used for deposits on equipment, offset by $0.9 million of proceeds from sales of assets.
We used cash of $22.7 million related to acquisition activities during the nine months ended September 30, 2015, primarily to purchase an approximate 59% membership interest in The Pain Center of Arizona ("TPC"), a comprehensive full-time pain management medical practice with 12 locations within the state of Arizona. The acquisition took place in two stages: a purchase of a 60.0% membership interest in TPC by the Company, and a 50.0% membership interest in Medical Practice Innovations, Inc. (“MPI”), followed by a transfer of MPI assets to TPC. The MPI transaction diluted the ownership interests of TPC, with the Company retaining an approximate 59% membership interest in TPC. The purchase price consisted of $23.6 million in cash, net of $0.7 million of cash acquired, and net of extinguishment of $3.1 million of related party notes receivable. We financed $23.0 million of this acquisition using the revolving line of credit.
As of September 30, 2015, we had $49.2 million of available borrowings under our revolving line of credit, net of outstanding letters of credit.
Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We spend capital:

•	to purchase new systems;

•	to replace less advanced systems with new systems;

•	to upgrade MRI, PET/CT and radiation oncology systems; and

•	to upgrade our corporate infrastructure, primarily in information technology.
Capital expenditures totaled $39.4 million and $23.2 million during the nine months ended September 30, 2015 and 2014, respectively. Including deposits, our capital expenditures totaled $52.4 million and $26.5 million, respectively, for the nine months ended September 30, 2015 and 2014. Of these amounts, we financed $1.3 million of capital expenditures under equipment financing arrangements in the nine months ended September 30, 2015. We purchased 10 MRI systems, 16 PET/CT or CT systems and 16 other imaging equipment units, upgraded various imaging equipment, and sold a total of 16 systems during the nine months ended September 30, 2015.
At September 30, 2015, the increase in our current portion of long-term debt is primarily due to borrowings for ongoing construction and equipment expenditures for the oncology division's joint venture with the Medical University of South Carolina. The debt has been funded through a line of credit exclusive of our revolving credit facility, and will be converted to notes as phases of the project are completed. We expect to purchase additional systems in 2015 and finance substantially all of these purchases with our available cash, cash from operating activities and or financing arrangements including equipment leases. Based upon the client demand described above, which dictates the amount and type of equipment we purchase and upgrade, we expect total capital expenditures of approximately $80 million to $90 million in 2015, of which $45 million to $55 million is expected for growth projects, and approximately $35 million is for maintenance capital expenditures.
At September 30, 2015, we had cash and cash equivalents of $44.8 million. This available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts. At September 30, 2015, we had $37.2 million in our accounts with third-party financial institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be adversely affected if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.
We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next one to two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt and other contracts. As of September 30, 2015, we were in compliance with all covenants contained in our long-term debt agreements and expect that we will be in compliance with these covenants for the remainder of 2015.
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
The Credit Agreement also contains a leverage ratio covenant requiring us to maintain a maximum ratio of consolidated total debt to consolidated adjusted EBITDA (as defined below) that ranges from 4.95 to 1.00 to 4.30 to 1.00. At September 30, 2015, the Credit Agreement required a maximum leverage ratio of not more than 4.75 to 1.00. The Credit Agreement eliminated the interest coverage ratio covenant which we were subject to maintain prior to the refinancing. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the Credit Agreement.
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
As of September 30, 2015, there was $504.2 million outstanding under the new term loan facility and no borrowings under the revolving credit facility. As of September 30, 2015, our ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 4.11 to 1.00.
The quarterly amortization payments of all term loans under the credit facility for the first five and one half years was initially established at $1.05 million. The quarterly amortization payment was increased to $1.23 million in December 2013 pursuant to the First Amendment and subsequently increased to $1.3 million in June 2015 pursuant to the Second Amendment.

Our Consolidated Adjusted EBITDA calculation represents net income (loss) before: interest expense, net of interest income; income taxes; depreciation expense; amortization expense; net income (loss) attributable to noncontrolling interests; non-cash share-based compensation; severance and related costs; restructuring charges; fees and expenses related to acquisitions, costs related to debt financing, legal matter expenses, non-cash impairment charges, non-cash gains from acquisitions, and other non-cash charges and income included in other (income) expense, net, which includes non-cash gains and losses on sales of equipment. In addition to the debt covenant related to our Credit Agreement, we use Consolidated Adjusted EBITDA as a key factor in determining cash incentive compensation for executives and other employees, as it is indicative of how our diagnostic imaging and radiation oncology businesses are performing and are being managed. Further, the diagnostic imaging and radiation oncology industry experiences significant consolidation. These activities lead to significant charges to earnings, such as those resulting from acquisition costs, and to significant variations among companies with respect to capital structures and cost of capital (which affect interest expense) and differences in taxation and book depreciation of facilities and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies. Non-cash share-based compensation is also excluded from Consolidated Adjusted EBITDA due to inconsistencies among companies such as valuation methodologies and assumptions that are subjective, enhancing our ability to compare and analyze company-to-company performance of our diagnostic imaging and radiation oncology businesses.
At September 30, 2015, the increase in our current portion of long-term debt is primarily due to borrowings for ongoing construction and equipment expenditures for the oncology division's affiliation with MUSC. The debt has been funded through lines of credit that will be converted to notes as phases of the project are completed.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, please refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements.
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
In some cases you can identify these statements by forward-looking words, such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “seek,” “intend” and “continue” or similar words. Forward-looking statements may also use different phrases. Forward-looking statements address, among other things, our future expectations, projections of our future results of operations or of our financial condition and other forward-looking information and include statements related to the Company’s cost-savings and long-term growth, including its efforts to stabilize and grow the Radiology division, grow the Radiation Oncology division, expand our new interventional services both organically and through one or more acquisitions, divest our professional radiology services business, and increase organizational efficiency.
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
We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or that we do not fully control that cause actual results to differ materially from those expressed or implied by our forward-looking statements, including:

•	our high degree of leverage and our ability to service our debt;

•	factors affecting our leverage, including interest rates;

•	the risk that the counterparties to our interest rate swap agreements fail to satisfy their obligations under those agreements;

•	our ability to obtain financing;

•	the effect of operating and financial restrictions in our debt instruments;

•	the accuracy of our estimates regarding our capital requirements;

•	intense levels of competition in our industry;

•	changes in the rates or methods of third-party reimbursements for radiology and radiation oncology services;

•	fluctuations or unpredictability of our revenues, including as a result of seasonality;

•	changes in the healthcare regulatory environment;

•	our ability to keep pace with technological developments within our industry;

•	the growth or decline in the market for MRI and other services;

•	the disruptive effect of hurricanes and other natural disasters;

•	adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit and equity markets;

•	our ability to successfully integrate acquisitions; and

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
Our interest expense is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our indebtedness has interest rates that are variable. The recorded carrying amount of our long-term debt under our Credit Agreement approximates fair value as these borrowings have variable rates that reflect currently available terms and conditions for similar debt. To decrease the risk associated with interest rate increases, we have entered into multiple interest rate swap and cap agreements for a portion of our variable rate debt. These swaps and cap are designated as cash flow hedges of variable future cash flows associated with our long-term debt.
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
In the second quarter of 2011, we acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of USR. One of the USR Swaps, which matures in October 2015, had a notional amount of $0.1 million as of September 30, 2015. Under the terms of this agreement, we receive one-month LIBOR and pay a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap matured in April 2014. As a result of the acquisition of USR, the USR Swap was de-designated, hedge accounting was terminated and all further changes in the fair market value of the remaining swap are being recorded in interest expense and other, net.
In the fourth quarter of 2012, we entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in December 2017, had a notional amount of $2.5 million as of September 30, 2015. Under the terms of this agreement, we receive one-month LIBOR plus 2.50% and pay a fixed rate of 3.75%. The net effect of the hedge is to convert interest expense to a fixed rate of 3.75%, as the underlying debt incurred interest based on one-month LIBOR plus 2.50%.
In the first quarter of 2013, we entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in April 2018, had a notional amount of $2.3 million as of September 30, 2015. Under the terms of this agreement, we receive one-month LIBOR plus 2.00% and pay a fixed rate of 2.87%. The net effect of the hedge is to convert interest expense to a fixed rate of 2.87%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%.
In the fourth quarter of 2013, we entered into five interest rate cap agreements ("2013 Caps") to avoid unplanned volatility in the income statement due to changes in the LIBOR interest rate environment. The 2013 Caps, which mature in December 2016, had a notional amount of $250.0 million and were designated as cash flow hedges of future cash interest payments associated with a portion of our variable rate bank debt. Under these arrangements, we purchased a cap on LIBOR at 2.50%. We paid $0.8 million to enter into the 2013 Caps, which is being amortized through interest expense and other, net over the life of the agreements. Upon purchase of the 2013 Caps, the 2010 Caps were de-designated as cash flow hedges.
In the fourth quarter of 2014, we entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in November 2019, had a notional amount of $1.4 million as of September 30, 2015. Under the terms of this agreement, we receive one-month LIBOR and pays a fixed rate of 1.34%. The net effect of the hedge is to convert interest expense to a fixed rate of 1.34%, as the underlying debt incurred interest based on one-month LIBOR.
In the third quarter of 2015, we acquired eight non-designated interest rate swaps (the "AHNI Swaps") as a result of our step acquisition of AHNI. The AHNI swaps mature on various dates ranging from April 2017 through April 2020 and had notional amounts totaling $3.6 million as of September 30, 2015. Under the terms of these arrangements, we receive one-month LIBOR and pays fixed rates ranging from 0.85% to 1.17%. The changes in fair market value of the AHNI Swaps are recorded in interest expense and other, net, as incurred.
Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third-party financial institutions. These funds invest in high-quality money market instruments, primarily direct obligations of the government of the United States. At September 30, 2015, we had cash and cash equivalents of $44.8 million, of which $37.2 million was held in accounts that were with third-party financial institutions which exceed the FDIC insurance limits. At September 30, 2014, we had cash and cash equivalents of $38.8 million, of which $32.3 million was held in accounts that were with third-party financial institutions which exceed the FDIC insurance limits.

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
On February 10, 2015, Alliance Oncology was served with a lawsuit in the United States District Court for the Western District of Missouri by Dr. Barry Michael Driver. At the time the lawsuit was filed, the Plaintiff was an employed physician at Alliance Oncology’s Joplin, Missouri, Radiation Therapy Cancer Treatment Center. The Plaintiff alleged Alliance Oncology breached his employment agreement by failing to pay him in accordance with the terms of the contract. Alliance Oncology disputed Dr. Driver’s interpretation of the employment agreement and asserted Dr. Driver was paid appropriately. On September 9, 2015, the parties agreed to resolve the matter by mutual agreement whereby we agreed to pay the Plaintiff $1.5 million as full release of any and all claims.

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

10.30
Amendment No. 2 to Credit Agreement, dated as of June 19, 2015, by and among Alliance HealthCare Services, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent and the lenders party thereto. (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-16609) with the SEC on June 23, 2015)

10.31
Incremental Term Loan Commitment Agreement dated as of June 19, 2015, by and among the Company, Credit Suisse AG, Cayman Islands Branch, as administrative agent and other lenders party thereto. (Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-16609) with the SEC on June 23, 2015)

10.32
Term Sheet dated as of September 16, 2015, by and among the Company and Fujian Thai Hot Investment Co., Ltd. (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-16609) with the SEC on September 17, 2015)

21.1
Subsidiaries of the Registrant.(Incorporated by reference to the exhibit filed in response to Item 15(a)(3), “Exhibits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-16609).

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

101
The following materials from Alliance’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (b) Condensed Consolidated Statements of Income and Comprehensive Income for the quarters ended September 30, 2015 and 2014; (c) Consolidated Statements of Cash Flows for the quarters ended September 30, 2015 and 2014; (d) Consolidated Statements of Changes in Shareholders' Equity (Deficit); and (e) Notes to Condensed Consolidated Financial Statements.(1)

_________________

(1)	Filed herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE HEALTHCARE SERVICES, INC.

November 9, 2015	By:	/s/ PERCY C. TOMLINSON
Percy C. Tomlinson
Chief Executive Officer (Principal Executive Officer)

November 9, 2015	By:	/s/ HOWARD K. AIHARA
Howard K. Aihara
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)