Form 10-K
period 2015-12-31
Alliance HealthCare Services, Inc
filed 2016-03-10
CIK 817135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, based upon the closing price of the Common Stock as reported by The NASDAQ Stock Market, LLC on such date, was $91.1 million.

The number of shares outstanding of Common Stock, $.01 par value, as of March 7, 2016 was 10,616,884 shares.

Documents Incorporated by Reference

The registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2015 is incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

In some cases you can identify these statements by forward-looking words, such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “seek,” “intend” and “continue” or similar words. Forward-looking statements may also use different phrases. Forward-looking statements address, among other things, our future expectations, projections of our future results of operations or of our financial condition and other forward-looking information and include statements related to the Company’s improvement plan, including its efforts to grow the Radiology, Oncology, and Interventional Healthcare Services Divisions, and expected annualized savings.

Statements regarding the following subjects, among others, are forward-looking by their nature:

(a) future legislation and other healthcare regulatory reform actions, and the effect of that legislation and other regulatory actions on our business;

(b) our expectations with respect to future radiology services and radiation oncology volumes and revenues;

(c) the effect of seasonality on our business;

(d) expectations with respect to capital expenditures in 2016;

(e) the effect of recent accounting pronouncements on our results of operations and cash flows or financial position;

(f) our business and strategic plans, including the effect of growth and cost-cutting initiatives;

(g) our compliance with legal and regulatory requirements;

(h) compliance with our debt covenants;

(i) unrecognized tax benefits and the adequacy of our tax provisions; and

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

General

Alliance HealthCare Services, Inc. (“Alliance” and together with its direct and indirect subsidiaries, the “Company,” “we,” “our,” or “us”) is a leading national provider of outsourced healthcare services to hospitals and providers. We also operate freestanding outpatient radiology, oncology and interventional clinics, and Ambulatory Surgical Centers (“ASC”) that are not owned by hospitals or providers. Our diagnostic radiology services are delivered through the Radiology Division (Alliance HealthCare Radiology), radiation oncology services through the Oncology Division (Alliance Oncology, LLC), and interventional and pain management services through the Interventional HealthCare Services Division (Alliance HealthCare Interventional Partners, LLC). We are the nation’s largest provider of advanced diagnostic mobile radiology services, an industry-leading operator of fixed-site radiology centers, and a leading provider of stereotactic radiosurgery nationwide. As of December 31, 2015, we operated 563 diagnostic imaging and radiation therapy systems, including 116 fixed-site radiology centers across the country, and 32 radiation therapy centers and stereotactic radiosurgery (“SRS”) facilities. With a strategy of partnering with hospitals, health systems and physician practices, we provide quality healthcare services for over 1,000 hospitals and healthcare partners in 45 states where approximately 2,430 Alliance Team Members are committed to providing exceptional patient care and exceeding customer expectations. We were incorporated in the state of Delaware on May 27, 1987.

Service Overview

•

Radiology Division: We provide comprehensive radiology service line management and fixed-site radiology center management through our RAD360TM service in our Radiology Division. We also provide mobile and interim medical imaging systems to hospitals, health systems and provider groups. These services normally include the use of our medical imaging systems, technologists to operate the systems, sales and marketing, patient scheduling and pre authorization, billing and payor management, equipment maintenance and upgrades, and overall management of day-to-day shared-service and fixed-site diagnostic imaging operations.

•

Oncology Division: We provide a wide range of radiation oncology services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, radiation oncology delivery, therapy management and follow-up care. Our services include the use of our linear accelerators (“Linac”) and SRS, therapists to operate those systems, sales and marketing, patient scheduling and pre authorization, billing and payor management, equipment maintenance and upgrades and management of day-to-day operations.

•

Interventional HealthCare Services Division: We provide interventional healthcare through therapeutic minimally invasive pain management procedures medical management, laboratory testing, and other services. Interventional procedures are performed in either a procedure room or ASC environment, as determined by the treating physician. Interventional therapies are playing a more critical role in the care and treatment pathway for patients, but they are also playing an important role in how care is delivered.

We currently operate in two reportable business segments – radiology and oncology. Radiology and oncology divisions generated 72% and 21% of our revenue, respectively, for the year ended December 31, 2015. Radiology and oncology divisions generated 79% and 21% of our revenue, respectively, for the year ended December 31, 2014.  Radiology and oncology divisions generated 83% and 17% of our revenue, respectively, for the year ended December 31, 2013. For additional information on reportable business segments, see Note 17 – Segment Information.

Our clients and partners contract with us to provide radiology, oncology and interventional healthcare services to:

•	take advantage of our extensive radiology, radiation oncology and interventional healthcare service lines management experience;
•	partner with a leader whose core competency is high-quality, efficient and scalable services in the areas of radiology, interventional healthcare and radiation oncology services.
•	avoid capital investment, financial risk and contracting for maintenance associated with the purchase of their own systems;
•

provide access to radiology, radiation oncology, interventional healthcare and other services for their patients when the demand for these services does not justify the purchase of dedicated, full-time systems;

•	eliminate the need to recruit, train and manage qualified technologists or therapists;
•	make use of our ancillary services; and,
•	gain access to services under our regulatory and licensing approvals when they do not have these approvals.

Significant 2015 Corporate Events

On December 31, 2015, we executed an agreement to form a partnership between our Oncology Division and the Pacific Cancer Institute (“PCI”), a state-of-the-art radiation therapy and SRS center located in Maui, Hawaii, wherein we acquired a 95% controlling interest in PCI. We expect PCI to generate annualized revenue of approximately $6.3 million.

On October 14, 2015, we acquired a 60% controlling interest in PRC Associates, LLC, (“PRC”), a premier provider of interventional pain management healthcare with eight locations in Central Florida and the Palm Coast, through our Interventional HealthCare Services Division. We expect PRC to generate annualized revenue of approximately $12.0 million.

On September 16, 2015, Fujian Thai Hot Investment Co., Ltd. (“Thai Hot”) agreed to purchase approximately 5,537,945 shares of Company common stock from funds managed by Oaktree, MTS and Larry C. Buckelew (“Buckelew” and together with Oaktree and MTS, the “Selling Stockholders”) for approximately $102.5 million or $18.50 per share (the “Transaction”). In connection with the Transaction, Thai Hot and the Selling Stockholders agreed to bear a specified portion of the following Company expenses related to the Transaction: (i) 100% of the fees and expenses incurred by the Company in connection with the amendment or waiver of its credit agreement, and (ii) all reasonable and documented fees and expenses incurred by the Company in connection with the Transaction in excess of $1 million.  In addition, subject to the approval of the Board or an authorized special committee of the Board, Thai Hot agreed to fund a new management incentive arrangement which involves the issuance of $1.5 million in cash-based awards to the Company’s management.

Selling Stockholders believe that the Transaction is expected to close within a few weeks of the filing of this Form 10-K. Upon completion of the Transaction, Thai Hot will own a majority of the outstanding shares of common stock of the Company. The Company has not agreed to pay any management fees to Thai Hot for any financial advisory services to the Company.

On August 1, 2015, we acquired an additional 15.5% in Alliance-HNI LLC (“AHNI”), thereby increasing our ownership percentage to 65.5% and giving us a controlling interest in AHNI. Prior to August 1, 2015, our interest in AHNI was deemed a noncontrolling interest and, as such, we accounted for the investment using the equity method. Also prior to the step acquisition, AHNI had three subsidiaries: Alliance-HNI Leasing Co. (“AHNIL”), Alliance-HNV PET/CT Services, LLC (“AHNVPS”), and Alliance-HNV PET/CT Leasing, LLC (“AHNVPL”). AHNI held a 98% interest in AHNIL, which AHNI consolidated, and, effectively, a 53.4% interest in AHNVPS, which AHNI did not consolidate. In addition to our original 50% investment in AHNI, we also had a 46.6% interest in AHNVPS prior to the step acquisition and, accordingly, we have consolidated AHNVPS and AHNVPL since the initial acquisition on November 21, 1997. As consideration in the step-up acquisition on August 1, 2015, we contributed our 46.6% interest in HNVPS and our rights to certain assets to AHNI in exchange for the additional 15.5% interest in AHNI. After the completion of the step acquisition, we hold a 65.5% interest in AHNI which, in turn, holds all of the outstanding interest in AHNVPS. As a result of gaining a controlling interest in AHNI, we began consolidating AHNI effective August 1, 2015.

On February 17, 2015, we acquired a 59% controlling interest in The Pain Center of Arizona (“TPC”), including TPC’s affiliated billing and collection company. TPC provides expert medical diagnosis and treatment of people with chronic pain disorders at its 12 locations within the state. This acquisition advances our strategic expansion into adjacent segments of healthcare services as interventional pain management is the largest segment within the interventional therapeutic services space.

Industry Overview

Radiology is a medical specialty that employs the use of medical imaging systems to visualize, diagnose or stage diseases and injuries within the human body and convert them to film or digital media.  The images produced by the imaging systems are then interpreted by a licensed Radiologist, with the resulting dictated report being provided to physicians who are delivering care to a patient. Magnetic Resonance Imaging (“MRI”), Positron Emission Tomography (“PET”) and Computed Tomography (“CT”) services have historically comprised the majority of our radiology revenue. Radiation oncology is the practice of delivering ionizing radiation therapy to treat malignant and benign disease processes under the direction of a radiation oncologist. Interventional healthcare services commonly consist of one or more of the following: interventional radiology, interventional pain management and interventional therapeutics.

Radiology Division

Focused on hospitals and providers, we deliver radiology service line and outpatient center management, as well as mobile radiology solutions such as MRI, PET/CT and CT modalities.  Through the Alliance RAD360TM service, we offer an end-to-end business/operational lifecycle solution. RAD360TM is an innovative and comprehensive set of services that provides the sales and marketing, clinical quality, and operational excellence to take a radiology service line to new levels. We also offer premier quality programs and services, including OnPoint, which is automated cloud-based software that allows hospitals and imaging providers to manage every scanner in their facilities, automate the quality control measures required for accreditation by the American College of Radiology (“ACR”), and detect gradual degradation in image quality to identify problems and preventative maintenance before they impact clinical results. Alliance Radiology partners with hospitals and healthcare groups to deliver an outstanding patient experience, drive operational excellence and create competitive differentiation to ensure mutual success.

Our Radiology Division offers the following procedural options:

•

Magnetic Resonance Imaging (“MRI”):  Physicians use MRI to find diseases or abnormalities in the body without using X-rays. MRI uses a magnetic field and radio waves to create detailed images of the body. MRI is a non-invasive and painless procedure. Most MRI scans require fewer than sixty minutes to complete. We offer both traditional and “wide-open” (meaning, the bore of the MRI is larger than a traditional bore) MRI scanning options. The large opening of the wide-bore MRI makes it a good option for children, patients with mild anxiety or claustrophobia, large patients, or patients with shoulder injuries.

•

Positron Emission Tomography (“PET”) and Computed Tomography (“CT”): A PET/CT scan combines PET and CT technologies. PET images show the function of cells in the body. CT images show details of body anatomy such as vessels, lymph nodes and organs. Alone, PET and CT are each effective for a wide variety of applications. When PET and CT scans are combined, the fused images help doctors accurately diagnose, stage and treat cancer. PET/CT scans may reduce the need for biopsy or surgery.

PET/CT can help determine:

o	Size and location of the growth;
o	Whether the cancer is spreading;
o	The best form of treatment;
o	Whether therapy is working; and
o	Whether there has been a recurrence.

•

Computed Tomography (“CT”):  CT uses X-ray technology and computer processing to create images of bones, organs, and blood vessels. These detailed images help doctors diagnose conditions and determine treatment options. CT is often used to assess internal trauma, diagnose cancers, guide procedures and therapies, and diagnose fractures.

CT can generate very detailed three-dimensional images of certain parts of the body, such as soft tissues, blood vessels, lungs, brain, abdomen and bones.  Pictures of the same area are taken from different angles and then digitally combined to produce the images. CT is painless, and usually lasts only a few minutes.  Some patients require an intravenous or oral contrast agent to improve the image quality of body tissues.

•

Ultrasound: Ultrasound is a safe, radiation-free imaging method that shows a range of body tissues in real-time.  Ultrasound systems use high-frequency sound waves to create medical images that help doctors evaluate tissues including blood vessels in the neck, abdomen, and legs as well as monitor fetal development. During the ultrasound exam the technologist uses a warm gel to move a transducer (a wand-like instrument) across the patient’s skin.

•

Nuclear medicine: Nuclear medicine is a specialized area of radiology that uses very small amounts of radioactive substances to evaluate organs, bones, or tissues. Unlike, X-rays, where external radiation is used, nuclear medicine scans involve the patient taking a dose of radiopharmaceuticals internally.

There are several types of nuclear medicine diagnostic techniques. Scintigraphy creates two-dimensional images to evaluate areas such as bone, myocardial perfusion, and parathyroid. SPECT is a 3D technique that helps doctors evaluate functional processes of the body. There are also hybrid techniques that superimpose nuclear medicine scans onto CT images. Nuclear medicine differs from imaging such as CT and MR by revealing the physiological function of the system being evaluated, rather than showing traditional anatomical images.

•

X-Ray (Digital): Classic X-ray technology is often used as a first-line test in radiologic diagnosis.  X-ray radiation can be used to create two-dimensional images of almost every part of the body. Bone fractures and pneumonia, for example, are often diagnosed with this quick, low-cost, and widely available imaging modality.

•

Mammogram: Mammography is an imaging technique that takes low-dose X-rays of the breasts for early detection of cancer. Images are taken of each breast from several angles. This procedure can identify abnormal growths that are too small or deep to be detected during a routine self-exam. Mammography is the most effective method to detect breast disease in women. The American Cancer Society recommends annual mammograms for women over age 40.

•

Bone Density Screening: Bone density screening is the standard measure used in preventing and diagnosing osteoporosis. The bone density test helps predict the patient’s risk of breaking bones, and can monitor the effects of osteoporosis treatment. A bone density test uses X-rays to measure the amount of minerals in the patient’s bones and determine the presence or extent of osteoporosis. The less dense the bones are, the more likely they are to break. We use DEXA (Dual-Energy X-ray Absorptiometry) or QCT (Quantitative Computed Tomography) to diagnose and monitor osteoporosis as well as the effects of osteoporosis treatment and other conditions that cause bone loss.

We typically provide radiology services in one of the following settings:

•

Outsourced: Imaging systems, located in mobile trailers or in fixed facilities, are used to provide services to a hospital or physician practice on a shared-service or full-time basis. Generally, the hospital or clinic contracts with Alliance as the radiology service provider to perform scans of its patients, and that hospital or clinic, instead of a third-party payor, pays the radiology service provider directly.

•

Hospitals and physician practices: Imaging and/or radiation oncology systems are located in a hospital, physician practice or clinic. These systems are primarily used to scan patients of the hospital or clinic, and the hospital or clinic bills patients and third-party payors, such as health insurers, including Medicare or Medicaid.

•

Independent centers: Systems are located in permanent facilities not generally owned by hospitals or physician practices. These centers depend upon physician referrals for their patients and generally do not maintain dedicated, contractual relationships with hospitals or clinics. Typically these centers are in markets in which strategic hospital partners are not available, but services are still needed. Like hospitals and clinics, these centers bill patients and third-party payors for their services.

Oncology Division

Our oncology services help build, manage and grow oncology service lines for sustained, long-term value. All of our oncology services are provided in a hospital setting or at an independent radiation oncology center. Radiation oncology is the medical practice of delivering radiation therapy under the direction of a trained physician, a radiation oncologist. Radiation oncology uses ionizing radiation to most commonly treat cancer, along with non-malignant conditions. In general, radiation therapy is delivered in daily treatments over a period that varies from a single day (single treatment) to many weeks (40 or more treatments). Ionizing radiation damages a cell's DNA and other vital macromolecules’ that the cell and the body then has to repair. Cancer cells are less able to repair the DNA and macromolecules damage than are normal healthy cells, which usually can repair the damage in the first 4-6 hours after an individual treatment. Over the period during and after the radiation therapy is delivered in one or more daily radiation therapy treatments, the cancer cells are preferentially destroyed while normal cells are able to recover. Eventually, the cancer cells within the irradiated volume are reduced in number and eradicated while the normal surrounding tissue survives: effecting a control of the disease in that treated volume.

We estimate that approximately 60% of all newly diagnosed cancer patients today will be treated with some form of radiation therapy for their cancer therapy throughout their life-time. Radiation therapy often is used together with other oncology treatments such as chemotherapy and surgery. A typical radiation oncology department provides a wide range of services for cancer patients. These include: initial consultation; preparation for treatment; imaging, planning, and simulation for the treatment; delivery of radiation therapy treatments; management of the total course of therapy; and follow-up care. A number of different technologies can deliver the radiation, including Linac, Gamma Knife, CyberKnife and radioactive isotopes - Brachytherapy.

Our oncology division offers the following treatment options:

•

Conventional beam therapy (“CBT”): CBT is the least sophisticated, but the most established form of radiation therapy delivered by a linear accelerator. It is the simplest form to deliver, using two-dimensional planning, and is typically reserved for use in patients where high precision and conformality of the radiation therapy is not required or when a remission is not envisioned.

•

3-D conformal radiation therapy (“3D-CRT”): 3D-CRT uses three-dimensional imaging data and three-dimensional treatment planning to more accurately and effectively plan and deliver linear accelerator radiation treatments. It is the most common form of technology used in practices and may be supplanted by IMRT or in conjunction with IGRT when the specific case requires a higher level of precision or conformality.

•

Intensity modulated radiation therapy (“IMRT”): IMRT entails the use of hundreds to thousands of beams or beamlets of radiation delivered by a linear accelerator whose intensity is adjusted individually during that actual daily treatment delivery to allow the radiation that is delivered to conform as closely as possible to the three-dimensional volume of the tumor and simultaneously reduce the dose to neighboring normal healthy tissues. It requires extremely sophisticated and time consuming treatment planning to determine what beam’s shapes and orientations should be used and what their intensities should be to provide the optimal patient treatment based on the patient's anatomy of normal tissues and the targeted tumor volume. Extensive treatment quality assurance is required to ensure that all the beams are modulated and delivered correctly.

•

Image guided radiation therapy (“IGRT”): IGRT uses a number of different types of imaging technologies to localize precisely the patient and the tumor target volume at the time of each treatment delivery to ensure that the radiation is delivered to the correct location. IGRT is not a radiation treatment in and of itself; it is used in support of advanced forms of treatment delivery such as 3D-CRT, IMRT, stereotactic body radiotherapy and stereotactic radiosurgery.

•

Stereotactic radiosurgery (“SRS”) and stereotactic body radiotherapy (“SBRT”): SRS was originally developed for intracranial applications. The technology is now being used in a range of extracranial applications such as spine, lung, prostate and other disease sites in the form of SRBT. SRS and SBRT deliver a very high dose of radiation in one to five treatments as opposed to the 10 to 40 treatments used for 3D-CRT, IMRT and IGRT. SRS and SBRT need to be as precisely planned for and delivered as possible because a very high dose of radiation therapy is delivered in a few treatments and results in a more potent dose effect that destroys all cells, cancer and normal alike, that reside within the targeted volume; this results in a “surgical ablative” response to the treated volume. SRS/SBRT is delivered with a range of advanced technologies such as the CyberKnife®, Gamma Knife®, BrainLab™, Novalis-Tx™, TrueBeam STx™, Trilogy™, VERO, TomoTherapy®, Elekta Infinity™ and Axesse™.

•

Low dose rate brachytherapy (“LDR”): LDR allows the radiation oncologist to treat cancer by delivering the dose of radiation from the “inside out.” Radioactive isotopes encased in a metal jacket the size of a grain of rice (“seeds”) are implanted directly in the tumor through needles, with the seeds permanently left in place, or left in place temporarily within catheters (thin hollow tubes) and removed with the catheters when treatment is completed. The radioactive isotopes decay over time (days to years) to an inert form and in the process gradually release ionizing radiation, called gamma rays, which are generally of low energy and thus deposit their therapy over short distances thereby treating the cancer over time (hours to days).

•

High dose rate brachytherapy (“HDR”): Like LDR, HDR allows the radiation oncologist to treat cancer by delivering the dose of radiation from the “inside out.” HDR utilizes temporary seeds, made of radioactive isotopes that deliver a much higher dose of radiation over a much shorter period of time. These seeds are inserted and removed several times, over several minutes, one to two times per day, for one to 30 treatments delivered over one to 45 days, through catheters that are left in place for the entire course of care and then removed when the treatment course is completed.

Interventional Services Division

We provide minimally invasive interventional healthcare and comprehensive pain management services for a wide range of conditions and diseases. Minimally invasive procedures often result in less trauma and pain with faster recovery and less cost to payors and patients. We use best-in-class treatment protocols and clinical excellence standards. For hospital systems and providers looking to improve their competitive position and expand their continuum of care, we provide comprehensive and scalable solutions to build, manage and optimize interventional healthcare programs.

Our interventional services division offers therapeutic minimally invasive pain management procedures and services, such as epidural steroid injections, discectomy, vertebroplasty, kyphoplasty, neuro stimulators, nerve blocks and other procedures that provide intermediary care. As part of the continuum of pain care, we also include clinical management, pharmaceutical referral, functional restoration and other treatments that assist chronic and acute pain care. All of our interventional services are delivered in an outpatient physician practice or at an ambulatory surgery center (“ASC”).

Based on 2012 Part B Medicare Revenue, industry trends are indicating highest value interventional radiology procedures are migrating from hospitals to ASCs.  Persons over the age of 65 comprise one of the fastest growing segments of the population in the United States. According to the United States Census Bureau, this group is expected to increase as much as 33% from 2010 to 2020. We believe the aging population will generate more demand for interventional radiology and pain management procedures.

Our Competitive Strengths

Deep long-standing relationships with hospitals and healthcare providers

We have relationships with more than 1,000 hospitals and healthcare providers in 45 states throughout the nation. This national footprint enables us to leverage our position as a trusted partner to healthcare providers to expand our services beyond radiology, oncology and interventional services, transforming us into an indispensable outsourced service partner to our clients.

Experienced management team

Our senior management team consists of professionals with extensive and diverse experience within the hospital and healthcare services industry, including six senior executive officers who average approximately 25 years of industry experience.

A leading national provider of shared-service and fixed-site MRI and PET/CT services

We are a leading national provider of shared-service and fixed-site MRI and PET/CT services, based on annual revenue and number of diagnostic imaging systems deployed. As of December 31, 2015, we had 276 MRI systems and 121 PET/CT systems in operation. Our size allows us to achieve operating, sourcing and administrative efficiencies, including (i) the ability to maximize utilization through efficient deployment of our mobile systems and (ii) equipment and medical supply sourcing savings and favorable maintenance contracts from equipment manufacturers and other suppliers.

Exclusive, long-term contracts with a diverse client base

We primarily generate revenues from exclusive, long-term contracts with hospitals and other healthcare providers. These contracts average approximately three years in length for mobile services, approximately five to 10 years in length for fixed-site imaging center arrangements, and approximately 10 to 20 years in length for radiation oncology contracts. During the year ended December 31, 2015, no single client accounted for more than 10% of our revenue.

Comprehensive radiology, interventional healthcare and radiation oncology solutions

We offer our clients comprehensive radiology, interventional healthcare and radiation oncology solutions, as well as ancillary services, such as marketing support, quality patient care programs, education, training, scheduling, billing and cost optimization management. In many cases, we provide services under our regulatory and licensing approvals for clients who lack that authority. We believe that a comprehensive service solution is an important factor when potential clients select a radiology, radiation oncology or interventional healthcare services provider.

Reduced reimbursement risk

For the year ended December 31, 2015, we generated approximately 77% of our revenues by billing hospitals and other healthcare providers rather than billing patients or other third-party payors directly. These payments are due to us regardless of the clients’ receipt of payment from patients or reimbursement from third-party payors, including commercial payors, Medicare and Medicaid. Importantly, this contrasts with the vast majority of other diagnostic imaging and radiation oncology providers, who typically collect directly from patients and third-party payors and are, therefore, directly exposed to reimbursement cuts and higher experiences of bad debt. Our wholesale model reduces our exposure to patient bad debt, as evidenced by our bad debt expense of only 0.6% of revenues for the year ended December 31, 2015. Further, our short-term exposure to Medicare reimbursement cuts is limited because we received only approximately 4% of our radiology and oncology revenues directly from Medicare for the year ended December 31, 2015.

Significant cash flow generation

We have generated significant cash flows and have maintained attractive earnings from revenue less cost of revenue (excluding depreciation and amortization) and selling, general and administrative expenses over a sustained period of time. We attribute our strong cash flows and margins to: (1) comprehensive radiology and radiation oncology solutions, (2) the substantial value proposition for customers, (3) the strength of our customer relationships, (4) the largely wholesale nature of our revenues and (5) our economies of scale.

Our Strategy

We are committed to executing on these critical elements of our strategic growth plan in our key service areas including radiology, oncology and interventional healthcare services to drive our long-term growth and continued success:

•

Grow with our current hospital and physician customers. We intend to grow with our current hospital and physician customers by leveraging our sales force to understand and act strategically based on current market environments. This enables us to add value for our customers and grow through business intelligence.

•	Increase volumes at our sites. We will continue to expand and deepen physician relationships and increase service offerings.
•	Leverage existing partnerships. By leveraging existing partnerships, we will drive new growth and explore new strategic partnerships and opportunities.
•	Continually refine the value proposition. We plan to reinforce our value proposition within each line of business in setting the bar for world-class clinical care delivery.
•

Implement smart data strategies.  We plan to implement smart data strategies to demonstrate clinical outcomes and evaluate how we collect and use data in connection with our hospital partners, patients, payors and other key stakeholders.

•

Continue to drive an accountable, performance-based culture. This enables us to deliver efficient, low-cost solutions to our customers and capture market share through operational excellence and effective sales and marketing programs.

Contracts and Payment

Our typical radiology contract is exclusive, averages approximately three years in length for mobile services and approximately five to 10 years in length for fixed-site imaging center arrangements, and often includes an automatic renewal provision. Most of our contracts require a fee for each scan we perform. With other contracts, we bill clients on a fixed-fee basis for a period of time, regardless of the number of scans performed. These fee levels are affected primarily by the type of imaging system provided, scan volume and the number of ancillary services provided. Our typical oncology contract is exclusive, averages approximately 10 to 20 years in length and often includes an automatic renewal provision. We leverage our national footprint and enter into payor contracts on behalf of our joint ventures, wholly owned subsidiaries and interventional healthcare services partners with the objective to gain favorable payor status and reimbursement.

Segments and Regional Structure

The strategic organization of our business is divided into three divisions: radiology, oncology and interventional healthcare services. For the years ended December 31, 2015, 2014 and 2013, there were no revenues derived from business outside the United States. We will continue to focus on growth opportunities in the U.S., and will also explore international market prospects. We operate each of our radiology, oncology and interventional healthcare services divisions as separate profit centers responsible for their own revenues, expenses and overhead, and we manage them on a national basis. For the purposes of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” we have two reportable segments, Radiology and Oncology, based on similar economic and other characteristics. See Note 17 of the Notes to the Consolidated Financial Statements for financial information about our segments. We have regional managers to oversee local markets throughout the U.S. We believe we will continue to benefit from our regional managers’ local presence and knowledge of the markets we serve, which allows us to address the specific needs of each local operating environment. To complement and support this regional structure, we continue to have standardized contracts, operating policies and other procedures that we implement nationwide in an effort to ensure quality, consistency and efficiency across all regions.

Systems, Management and Maintenance

We purchase our radiology and radiation oncology systems from major medical equipment manufacturers, primarily General Electric Medical Systems, Siemens Medical Systems, Philips Medical Systems, Varian Medical Systems, Elekta and Accuray, Inc. Generally, we contract with clients for new or expanded services before we order new systems. This practice reduces our system utilization risk. As one of the largest commercial purchasers of MRI, PET/CT and SRS systems in the United States, we believe we receive relatively attractive pricing for equipment and service contracts from these equipment manufacturers.

For our mobile radiology systems, we actively manage deployment to increase their utilization while optimizing routes through coordinated transportation. Our current fleet includes 138 power units, which are large trucks that pull the trailers that house and transport our mobile systems. We examine client requirements, route patterns, travel times, fuel costs and system availability in our deployment process. We currently schedule our shared-service MRI and PET/CT systems for as little as one-half day and up to seven days per week at any particular client, with an average usage of 1.5 days per week per client. Drivers typically move the systems at night and activate them upon arrival at each client location so that the systems are operational when our technologists arrive.

For our fixed site radiology, oncology and interventional healthcare systems, we actively manage the equipment, associated warranties and service contracts.

Timely and effective maintenance is essential for achieving high utilization rates of our systems. Typically, we contract with the original equipment manufacturers (“OEMs”) for comprehensive maintenance programs on our systems to minimize the period of time the equipment is unavailable. System repair typically takes less than one day but could take longer, depending upon the nature of the repair. During the warranty period and maintenance contract term, we receive guarantees related to equipment operation and availability.

Information Technology

Our corporate headquarters and many of our facilities are interconnected through a state-of-the-art information technology system. This medical-grade system, which is compliant with the Health Insurance Portability and Accountability Act of 1996, is comprised of a number of integrated applications and provides a single operating platform for billing and collections, electronic medical records, practice management and image management. This technology also supports our strategy as an outsourced service provider, thereby creating additional value for the customer from each of our service lines.

Sales and Marketing

Our sales and marketing teams are positioned under national leadership within each division. As of December 31, 2015, our national sales, including business development and field marketing teams, consisted of 91 members who focus on the following:

•	Seeking new customers;
•

Managing current customers, growing and upselling within each account; consulting with new hospital clients; supporting our current customers to continue our current relationships and helping to identify new opportunities to expand their business with us;

•	Improving same-store growth (referring physician sales) within current customer accounts with the goal of increasing the number of scans or healthcare services at that account.

Competition

We consider our primary competition to be outpatient radiology service providers, radiation oncology service providers, and interventional healthcare and comprehensive pain management service providers. The markets for these services are competitive and widespread throughout the United States. We believe that the key competitive factors affecting our business include:

•	the quality and reliability of service;
•	the quality and type of equipment available;
•	the availability of types of radiology, radiation oncology and ancillary services;
•	the availability of locations and flexibility of scheduling;
•	pricing;
•	the knowledge and service quality of technologists;
•	the ability to obtain regulatory approvals;
•	the ability to establish and maintain relationships with healthcare providers and referring physicians; and
•	access to capital.

We are, and expect to continue to be, subject to competition in our targeted markets from businesses offering radiology, oncology and interventional healthcare services, including existing and developing technologies. Many companies are engaged in the shared-service and fixed-site imaging market, including two national competitors and many smaller regional competitors. These competitors include RadNet, Inc., Center for Diagnostic Imaging (purchased by InSight Health Services Corp.), Diagnostic Imaging Group, American Radiology Services and several smaller regional competitors, including Medquest, Inc., Shared Medical Services,

Kings Medical Company Inc. and DMS Health Group. We also face competitors in the radiation oncology market, including Radiation Therapy Services, Inc., Vantage Oncology, Inc., US Oncology, Inc. (a subsidiary of McKesson Corporation) and many other smaller regional competitors.  Our competitors for interventional healthcare services are primarily smaller, regional-based physician-owned practices.  Some of our competitors may now or in the future have access to greater resources than we do. In addition, some physician practices have established their own diagnostic imaging facilities within their group practices to compete with us.

In addition to direct competition from other radiology and oncology providers, independent imaging centers and referring physicians with diagnostic imaging systems in their own offices, we compete with OEMs that aggressively sell or lease imaging systems to healthcare providers for full-time installation. In recent years, we have seen an increase in direct sales by OEMs of systems to some of our clients. OEMs typically target our higher scan volume clients. These sales efforts by OEMs have resulted in an overcapacity of systems in the marketplace, especially for medical groups that add imaging capacity within their practice settings. This situation has caused an increase in the number of our higher scan volume clients declining renewal of their contracts. We typically replace these higher volume scan clients with lower volume clients.

In all of our businesses, we may also experience greater competition in states that currently have certificate-of-need (“CON”) laws if those laws are repealed, thereby reducing barriers to entry in those states.

Employees

As of December 31, 2015, we had approximately 2,430 employees, of whom 1,329 were trained diagnostic imaging technologists, therapists, medical doctors and assistants, nurses and nurse practitioners, patient coordinators and other clinical and technical support staff or drivers. In addition, we use independent contractor drivers for some long-haul and rural routes. We believe we have good relationships with our employees.

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

The Anti-Kickback Law is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Law is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, the U.S. Department of Health and Human Services (“DHHS”), issued regulations in July 1991, which the DHHS has referred to as “safe harbors.” These safe harbor regulations set forth certain provisions that, if met in form and substance, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Law. Additional safe harbor provisions providing similar protections have been published intermittently since 1991. Our arrangements with physicians, physician practice groups, hospitals and other persons or entities who are in a position to refer may not fully meet the stringent criteria specified in the various safe harbors. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Law, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Law will be pursued. In addition, the Office of Inspector General of the DHHS (“OIG”), issued a Special Advisory Bulletin on Contractual Joint Ventures in April 2003. The OIG Bulletin stated the DHHS's concerns regarding the legality of certain joint contractual arrangements between providers and suppliers of health care items or services. The OIG Bulletin identified characteristics of arrangements the OIG may consider suspect, and focused on arrangements in which a healthcare provider expands into a related service, through a joint contractual arrangement with an existing supplier of the related service, to service the healthcare provider's existing patient population. The OIG noted that such arrangements may be suspect when the provider contracts out all or nearly all aspects of the new venture, including the management, to the existing supplier, and provides only an existing patient base. In the OIG Bulletin, the OIG asserted that the provider's return on its investment in such circumstances may be viewed as remuneration for the referral of the provider's federal health care program patients to the supplier, and thus may violate the Anti-Kickback Law.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), created federal statutes to prevent healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs such as the Medicare and Medicaid programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment or exclusion from government sponsored programs.

Both federal and state government agencies are continuing heightened and coordinated civil and criminal enforcement efforts. As part of announced enforcement agency work plans, the federal government will continue to scrutinize, among other things, the billing practices of hospitals and other providers of healthcare services. For instance, as enacted by Congress on January 1, 2013, the American Taxpayor Relief Act of 2012 (“ATRA”), increases the amount of time DHHS may use to recover Medicare overpayments to providers from three to five years. The federal government also has increased funding to fight healthcare fraud, and it is coordinating its enforcement efforts among various agencies, such as the U.S. Department of Justice (“DOJ”), the OIG, and state Medicaid fraud control units. Moreover, we expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business. The extent to which future legislation or regulations, if any, relating to health care fraud abuse laws and/or enforcement, may be enacted or what effect such legislation or regulation would have on our business remains uncertain. We believe that the healthcare industry will continue to be subject to increased government scrutiny and investigations.

Federal False Claims Act

Another trend affecting the healthcare industry is the increased use of the federal False Claims Act and, in particular, actions under the False Claims Act's “whistleblower” provisions. Those provisions allow a private individual to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. After the individual has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and to become the primary prosecutor. If the government declines to join the lawsuit, then the individual may choose to pursue the case alone, in which case the individual's counsel will have primary control over the prosecution, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. If the litigation is successful, the individual is entitled to no less than 15%, but no more than 30%, of whatever amount the government recovers. The percentage of the individual's recovery varies, depending on whether the government intervened in the case and other factors. Recently, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, various states are considering or have enacted laws modeled after the federal False Claims Act. Under the Deficit Reduction Act of 2005 (“DRA”), states are being encouraged to adopt false claims acts similar to the federal False Claims Act, which establish liability for submission of fraudulent claims to the State Medicaid program and contain whistleblower provisions. Even in instances when a whistleblower action is dismissed with no judgment or settlement, we may incur substantial legal fees and other costs relating to an investigation. Future actions under the False

Claims Act may result in significant fines and legal fees, which would adversely affect our financial performance and our ability to operate our business.

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

On May 20, 2009, President Obama signed into law the Fraud Enforcement and Recovery Act of 2009 (“FERA”), which greatly expanded the types of entities and conduct subject to the False Claims Act. Further, the PPACA requires Medicare providers, suppliers, and other entities to report and return any overpayment of Medicare or Medicaid funds within 60 days of identifying the overpayment or face potential False Claims Act liability. On February 12, 2016, CMS published a final rule that adopts new regulations related to the 60-day reporting requirement, which are effective March 14, 2016. The regulations require Medicare providers and suppliers to exercise reasonable diligence to determine whether an overpayment was received, and within 60 days of that determination, report and return any overpayments identified within 6 years of the date the overpayment was received. Failure to report and return such overpayments within 60 days may subject the provider or supplier to False Claims Act liability, with penalties ranging from $5,500 to $11,000 per false claim, plus treble damages, and may provide the basis for exclusion from federal healthcare programs. We strive to ensure that we meet applicable billing requirements. However, the costs of defending claims under the False Claims Act, as well as sanctions imposed under the Act, could significantly affect our financial performance.

Health Insurance Portability and Accountability Act of 1996

In addition to creating the new federal statutes discussed above, HIPAA, as amended by the HITECH Act and updated by the January 2013 Omnibus Rule, also establishes uniform standards governing the conduct of certain electronic health care transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by certain covered entities, including health care providers, health plans and health care clearinghouses. HITECH and the Omnibus Final Rule significantly expanded HIPAA's privacy and security requirements. Among other things, HITECH and the Omnibus Final Rule make HIPAA's privacy and security standards directly applicable to "business associates," which are independent contractors or agents of covered entities that create, receive, maintain, or transmit protected health information (“PHI”) in connection with providing a service for or on behalf of a covered entity. As a covered entity, we must comply with the Standards for Privacy of Individually Identifiable Health Information, which restrict our use and disclosure of certain individually identifiable health information. We have been required to comply with the Privacy Standards since April 14, 2003. We must also comply with the Standards for Electronic Transactions, which establish standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures. We have been required to comply with these standards since October 16, 2003. We must also comply with the Security Standards, which require us to implement security measures to protect the security and integrity of certain electronic health information. We have been required to comply with these standards since April 21, 2005. One other standard relevant to our use of medical information has been promulgated under HIPAA: CMS has published a final rule, which required us to adopt Unique Health Identifiers for use in filing and processing health care claims and other transactions by May 23, 2007. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package signed into law on February 17, 2009, included the HITECH Act, which dramatically expanded, among other things: (1) the scope of HIPAA to apply directly to “business associates,” or independent contractors who receive or obtain PHI in connection with providing a service to the covered entity; (2) substantive security and privacy obligations, including new federal security breach notification requirements to affected individuals and DHHS and potentially media outlets, of breaches of unsecured PHI; (3) restrictions on marketing communications and a prohibition on covered entities or business associates from receiving remuneration in exchange for PHI; and (4) the civil and criminal penalties that may be imposed for HIPAA violations, increasing the annual cap in penalties from $25,000 to $1.5 million per year. We believe that we are in compliance with all of the applicable HIPAA and HITECH standards, rules and regulations. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

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

Unlawful Practice of Medicine and Fee Splitting

The marketing and operation of our business is subject to some states' laws prohibiting the practice of medicine by non-physicians. We believe that our radiology operations do not involve the practice of medicine because all professional medical services relating to our radiology operations, including the interpretation of scans and related diagnoses, are separately provided by licensed physicians not employed by us. Some states also have laws that prohibit any fee-splitting arrangement between a physician and a referring person or entity that would provide for remuneration paid to the referral source on the basis of revenues generated from referrals by the referral source. We believe that our operations do not violate these state laws with respect to fee splitting.

Certificate-of-Need Laws

In some states, a CON or similar regulatory approval is required before the acquisition of high-cost capital items, including diagnostic imaging or radiation oncology systems or provision of diagnostic imaging or radiation oncology services by us or our clients. CON regulations may limit or preclude us from providing diagnostic imaging or radiation oncology services or systems. Revenue from states with CON regulations represented a substantial portion of our total revenue for the year ended December 31, 2015.

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

Reimbursement

We derive most of our revenues directly from healthcare providers, primarily from acute care hospitals, with whom we contract to provide services to their patients. We generated approximately 77% of our revenues for the year ended December 31, 2015, by providing services to hospitals and other healthcare providers (“wholesale”). Some of our revenues come from third-party payors, including government programs such as the Medicare and Medicaid programs that we bill directly. In the year ended December 31, 2015, we derived 20% of our revenues from direct billings to patients and their third-party payors (“retail”). Services for which we submit direct billings for Medicare and Medicaid patients are paid on a fee schedule basis, and patients are responsible for deductibles and coinsurance.

With respect to our retail business, for services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the prior Medicare statutory formula known as the Sustainable Growth Rate (“SGR”) formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress had failed to intervene. In the past, when the application of the statutory formula would have resulted in lower payment, Congress passed interim legislation to prevent the reductions. For instance, for 2014, CMS estimated that the statutory formula would result in a 20.1% reduction in physician payment rates if Congress failed to intervene. On December 26, 2013, President Obama signed into law the Bipartisan Budget Act of 2013 (“2013 Budget Act”), which replaced the payment reduction scheduled to take effect on January 1, 2014, with a 0.5% increase in physician payment rates for the period beginning January 1, 2014 and ending on March 31, 2014. On April 1, 2014, the physician payment rates enacted under the 2013 Budget Act were extended through December 31, 2014, and a 0%

update from 2014 payment rates was enacted for the period beginning January 1, 2015 and ending on March 31, 2015, under the Protecting Access to Medicare Act of 2014 (“PAMA”).

President Obama signed the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) on April 16, 2015, which repealed and replaced the SGR formula for Medicare payment adjustments to physicians. MACRA provides a solution to the annual interim legislative updates that had previously been necessary to delay or prevent significant reductions to payments under the Physician Fee Schedule. MACRA extended existing payment rates under PAMA through June 30, 2015, with a 0.5% update for July 1, 2015, through December 31, 2015, and for each calendar year through 2019, after which there will be a 0% annual update each year through 2025. In addition, MACRA requires the establishment of the Merit-Based Incentive Payment System (“MIPS”), beginning in 2019, under which physicians may receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of electronic health records. MACRA also requires CMS, beginning in 2019, to provide incentive payments for physicians and other eligible professionals that participate in alternative payment models, such as accountable care organizations, that emphasize quality and value over the traditional volume-based fee-for-service model. MACRA is still new and the manner in which it will be implemented is not certain, but at this time, we do not believe that this law will have a material effect on our future retail revenues.

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

Other recent legislative and regulatory updates to the Physician Fee Schedule included reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the previous 50% usage rate to a 90% usage rate. This change began in 2010 with a planned four-year phase-in period for MRI and CT scans, but not for radiation therapy and other therapeutic equipment. The PPACA superseded CMS's assumed usage rate for such equipment and, beginning on January 1, 2011, CMS instituted a 75% usage rate. Also in 2011, CMS expanded the list of services to which the higher equipment usage rate assumption applies to include certain diagnostic CTA and MRA procedures using similar CT and MRI scanners that cost more than $1 million. Through enactment of the ATRA, Congress increased the usage rate assumption from 75% to 90% for fee schedules to be developed for 2014 and subsequent years. In the final Physician Fee Schedule for 2016, CMS increased the usage rate assumption for linear accelerators used in many radiation oncology treatments from 50% to 70%, which will be phased in over a two-year period. We currently estimate that neither the usage assumptions for MRI and CT scans under the ATRA, nor the changes to the linear accelerator usage rate assumption adopted in the final Physician Fee Schedule for 2016, will have a material adverse effect on our future retail revenues.

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

In the Physician Fee Schedule for 2014, CMS made additional revisions to the formula it uses to account for physician time and practice expenses when calculating updates to the Physician Fee Schedule. CMS's revisions include changes to the Medicare Economic Index formula, which have the effect of redistributing some practice expense payment to the physician time component. This policy change, combined with the 90% usage rate assumption described above and various other adjustments for the 2014 Physician Fee Schedule, were projected to result in an aggregate payment increase of 1% in radiation oncology; no change to payments for nuclear medicine; and aggregate payment reductions of 2% in radiology, 11% for suppliers providing the technical component of diagnostic tests, and 1% for radiation therapy centers. In the Physician Fee Schedule for 2015, CMS adopted changes to payment policies that are projected to result in an aggregate payment increase of 1% for radiation therapy centers; no aggregate payment change for providers of nuclear medicine; and aggregate payment reductions of 1% in radiology, and 2% for suppliers providing the technical component of diagnostic tests.  In the final 2016 Physician Fee Schedule, CMS adopted changes to payment policies that are projected to result in no aggregate payment change in radiology and for suppliers providing the technical component of diagnostic tests, as well as aggregate payment reductions of 1% for radiation therapy centers; 1% for nuclear medicine; and 2% for radiation oncology. At this time, we do not believe that the final regulatory changes for 2015 or 2016 will have a material effect on our retail revenues.

In addition to annual updates to the Physician Fee Schedule, as indicated above, CMS also publishes regulatory changes to the hospital outpatient prospective payment system (“HOPPS”) on an annual basis. These payments are bundled amounts received by our hospital clients for hospital outpatient services related to MRI scans, PET scans, PET/CT scans and SRS treatments. In the 2016 HOPPS final rule, CMS finalized a 0.3% rate reduction, which, combined with other policy changes finalized under the rule, is expected to result in a 0.4% reduction in payments to hospitals under the HOPPS in 2016. Recent adjustments to the HOPPS payments have not had a material adverse effect on our revenue and earnings in 2015, 2014 or 2013.

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

Over the past few years, the growth rate of PET/CT and MRI industry wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, additional patient-related cost-sharing programs and an increasing trend of third-party payors intensifying their utilization management efforts, for example, through benefit managers who require prior authorizations to control the growth rate of imaging services generally. We expect that these trends will continue. One recent initiative to potentially reduce utilization of certain imaging services is the Medicare Imaging Demonstration, which is a two-year demonstration project designed to collect data regarding physician use of advanced diagnostic imaging services, quantify rates of appropriate, uncertain, and inappropriate advanced diagnostic image ordering in the Medicare program, and to determine whether exposing physicians to guidelines at the time of the order is associated with more appropriate ordering and the attendant change in utilization. This information would be used to determine the appropriateness of services by developing medical specialty guidelines for advanced imaging procedures within three designated modalities (MRI, CT and nuclear medicine). On February 2, 2011, CMS announced that it selected five participants for the demonstration project. The data collection portion of the demonstration concluded on April 1, 2012, and the 18-month intervention portion of the demonstration then went into effect, during which time the appropriateness of a physician's order for diagnostic imaging services was considered at the time the order was entered into the decision support systems being tested. The demonstration concluded on September 30, 2013, and a report to Congress summarizing the results of the demonstration was published on March 30, 2015. The report stated that exposing ordering physicians to appropriateness guidelines for advanced diagnostic imaging over the course of two years had nearly no effect on utilization for physicians and the report contained no recommendations for legislation or administrative action.

The PAMA required CMS, in conjunction with medical specialty societies, to adopt appropriate use criteria (“AUC”) for certain advanced diagnostic imaging services by November 15, 2015. Beginning in 2017, PAMA requires CMS to establish a program that promotes the use of AUC by requiring physicians who order and furnish advanced diagnostic imaging services to consult and report compliance with the AUC. Advanced imaging services ordered by certain physicians who do not adhere to the AUC are expected to be subject to prior authorization for applicable imaging services provided to Medicare beneficiaries beginning in 2020.

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

On March 1, 2013, the President signed an executive order implementing the automatic budget reductions. Pursuant to that order, payments to Medicare providers for services furnished on or after April 1, 2013 were reduced by 2%. The impact to our revenue related to this 2% reduction was approximately $0.4 million in 2014 and approximately $0.3 million in 2015. The 2013 Budget Act extended the 2% reduction in payments to Medicare providers by another two years (through 2023), and subsequent legislation extended the cuts through 2025. Unless Congress acts to repeal or revise the automatic budget cuts enacted by the BCA, this payment reduction will continue. The PAMA also included a new quality incentive payment policy that, beginning January 1, 2016, reduces Medicare payments for the technical portion of certain CT services paid under the Physician Fee Schedule or HOPPS that are furnished using equipment that does not meet certain dose optimization and management standards, reducing payments for such services by 5% in 2016 and 15% in 2017. The full effect of the PPACA, BCA, ATRA, PAMA, and MACRA on our business is uncertain, and it is not clear whether other legislative changes will be adopted or how those changes would affect the demand for our services.

Payments to us by third-party payors depend substantially upon each payor's coverage, coding and reimbursement policies. Third-party payors may impose limits on coverage or reimbursement for diagnostic imaging services, including denying reimbursement for tests that do not follow recommended diagnostic procedures. In addition, we are subject to a variety of billing and coding requirements, including the implementation of the International Classification of Diseases, 10th Edition (“ICD-10”) on October 1, 2015. The adoption of ICD-10 could create claims processing issues for our clinics or our payors that could result in additional claims submission or payment delays or denials, and we may incur additional costs for computer system updates, training and other resources required to implement ICD-10. Coverage policies also may be expanded to reflect emerging technologies. Because unfavorable coverage and reimbursement policies have and may continue to constrict the profit margins of the hospitals and clinics we bill directly, we have and may continue to need to lower our fees to retain existing clients and attract new ones. If coverage is limited or reimbursement rates are inadequate, a healthcare provider might find it financially unattractive to own diagnostic imaging or radiation oncology systems, yet beneficial to purchase our services. It is possible that third-party coverage and reimbursement policies will affect the need or prices for our services in the future, which could significantly affect our financial performance and our ability to conduct our business.

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

Executive Officers of the Registrant

Set forth below is information regarding our executive officers, including their principal occupations for the past five years and their ages as of March 10, 2016. There are no family relationships between any of our executive officers and any other executive officer or board member. Our board of directors elects our executive officers, who serve at the discretion of our board of directors.

Name	Age	Present Position
Percy C. Tomlinson	54	Chief Executive Officer
Howard K. Aihara (1)	52	Executive Vice President and Chief Financial Officer
Rhonda A. Longmore-Grund	53	Executive Vice President and Chief Financial Officer
Richard W. Johns	58	Chief Operating Officer and Chief Legal Officer
Richard A. Jones	52	President, Alliance Radiology
Gregory E. Spurlock	54	President, Alliance Oncology and Alliance International
Steven M. Siwek, M.D.	61	President, Alliance HealthCare Interventional Partners

(1) Mr. Aihara resigned as Chief Financial Officer, effective the date of filing of this Form 10-K.  Ms. Longmore-Grund assumes the role of Chief Financial Officer upon Mr. Aihara’s resignation.

Percy C. Tomlinson became Chief Executive Officer in October 2013. Mr. Tomlinson has more than 25 years of diverse executive management and leadership experience, serving in a variety of roles, most recently as the Chief Executive Officer of Midwest Dental, from 2012 until joining us. Previously, he spent 10 years with the Center for Diagnostic Imaging, Inc. (CDI) in several senior roles including Chief Executive Officer from 2011 to 2012, President, and Chief Operating Officer from 2005 to 2011 and Senior Vice President and Chief Financial Officer from 2002 to 2005. Mr. Tomlinson holds an M.B.A. from Columbia University and a B.A. from the University of St. Thomas.

Howard K. Aihara currently serves as our Executive Vice President and Chief Financial Officer. Mr. Aihara has resigned from this role, effective the date of filing this Form 10-K. From December 2005 through March 10, 2016, Mr. Aihara served as our Executive Vice President and Chief Financial Officer. Mr. Aihara joined us in September 2000 as our Vice President and Corporate Controller. From 1997 until September 2000, he was Vice President, Finance, for UniMed Management Company, a physician practice management company. From 1995 through 1997, he was Executive Director and Corporate Controller for AHI Healthcare Systems, Inc. AHI was a publicly traded physician practice management company. Mr. Aihara began his career at Ernst & Young LLP and is a Certified Public Accountant (inactive). Mr. Aihara holds a B.A. in business administration from California State University-Fullerton.

Rhonda A. Longmore-Grund will commence serving as our Executive Vice President and Chief Financial Officer upon Mr. Aihara’s resignation. Ms. Longmore-Grund most recently served as the Senior Vice President and Chief Financial Officer for Printronix, a privately-held global industrial technology design and manufacturing company from November 2009 to February 2016. Previously, Ms. Longmore-Grund has held senior management positions at Ingram Micro, Inc., Exult, Inc. and Velocium. Ms. Longmore-Grund received a B.A. from the University of Massachusetts at Amherst and an M.A.L.D. from the Fletcher School of Law and Diplomacy at Tufts University.

Richard W. Johns has served as our Chief Operating Officer and Chief Legal Officer since February 2016. Previously, Mr. Johns served as our Executive Vice President, General Counsel and Secretary since February 2012. Mr. Johns has had a legal career spanning over 30 years providing legal services to a variety of healthcare clients based in the United States and Europe. From 2010 to 2012, he was General Counsel at LaVie Care Centers, a national long-term care company with revenues in excess of $1 billion annually. From 2009 to 2010, Mr. Johns maintained his own law practice serving various healthcare clients in the United States and Europe, and from 1998 to 2008 served as a partner with the internationally recognized firm of Foley & Lardner, where he was instrumental in developing a national healthcare practice. Mr. Johns began his legal career working with various law firms in the Washington, D.C. area and holds a Juris Doctor degree from the University of Southern California.

Richard A. Jones was appointed President of the Radiology Division in June 2012. Previously, Mr. Jones served as Executive Vice President of the Radiology Division since August 2011. He has been with Alliance since 1996, originally serving as Regional Operations Manager, then Vice President of Business Development, then Vice President of Operations for the North zone, then Senior Vice President of the North zone, and then as Senior Vice President of Operations. Before joining Alliance, Mr. Jones held a number of leadership roles in hospitals and the commercial healthcare sector. Mr. Jones holds a Bachelor of Arts degree from Eastern Nazarene College.

Gregory E. Spurlock has served as President of Alliance Oncology since April 2013 and was appointed President of Alliance Oncology and International in February 2016. He initially joined Alliance Oncology as Chief Administrative Officer in April 2011, as part of the company’s acquisition of US Radiosurgery and was later promoted to Senior Vice President of Business Development and

Contract Operations in June of 2012. In his current role, Mr. Spurlock oversees all aspects of Alliance Oncology and will lead the new International Division overseeing both Oncology and Radiology for operations outside of the United States. Mr. Spurlock's career has been focused on ancillary services, physician relationships and facility development. Mr. Spurlock joined US Radiosurgery in 2004 and held various executive leadership positions with the company and its affiliates from 2004 until its acquisition by Alliance in 2011, including Chief Operating Officer of US Radiosurgery, Executive Vice President of NeoSpine, and Chief Executive Officer of Imaging One, LLC. Prior to 2004, Mr. Spurlock also held the role of Executive Director at Tennessee Orthopaedic Alliance and at the Kerlan-Jobe Orthopaedic Clinic in Los Angeles.

Steven M. Siwek, M.D. was appointed President of Alliance Healthcare Interventional Partners in April 2015. Dr. Siwek initially joined Alliance through the February 2015 acquisition of The Pain Center of Arizona—Arizona’s center of excellence for the diagnosis and treatment of chronic pain disorders with 12 locations statewide. As founder and CEO of TPC, Dr. Siwek has focused the last 15 years of his medical career on building programs that set national standards for quality coordinated care in pain management. Dr. Siwek’s multi-disciplinary and integrative approach to preventing, treating, and eliminating chronic pain is advancing the way in which interventional and pain management services are accessed and delivered nationwide. Dr. Siwek received his M.D. from the New York Medical College and completed his residency training at the Mayo Clinics in Rochester, Minneapolis, and Scottsdale, Arizona, and fellowship at the Mayo Clinic in Jacksonville, Florida. In addition, Dr. Siwek holds an M.B.A. from the Graziadio School of Business and Management at Pepperdine University.

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

We derived approximately 20% of our 2015 revenues from direct billings to patients and third-party payors such as Medicare, Medicaid or private health insurance companies. Changes in the rates or methods of reimbursement for the services we provide could have a significant negative effect on those revenues. Moreover, our healthcare provider clients on whom we depend for the majority of our revenues generally rely on reimbursement from third-party payors. If we or our clients receive decreased reimbursements as a result of various governmental efforts to reduce healthcare costs as described in detail in Item 1, Business-Regulation and Reimbursement, these decreases could result in a reduced demand for our services or downward pricing pressures, which could have a material adverse effect on our results of operations and financial position.

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

Recent healthcare reform laws, in particular the Patient Protection and Affordable Care Act ("PPACA"), substantially changed the way health care is financed by both governmental and private insurers. For example, certain provisions may negatively affect payment rates for some imaging and radiation oncology services. A number of states have opted out of participation in the PPACA, which reduces the number of previously uninsured people who can participate in the program. Other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the President signed into law the BCA, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reduction to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. The enactment of the ATRA of 2012 on January 2, 2013, delayed the imposition of these automatic cuts until March 1, 2013. On March 1, 2013, the President signed an executive order implementing the automatic reductions. Pursuant to that order, payments to Medicare providers for services furnished on or after April 1, 2013 were reduced by 2%. The impact to our revenue related to this 2% reduction was approximately $0.4 million in 2014 and $0.3 million in 2015. The 2013 Budget Act extended the 2% reduction in payments to Medicare providers by another two years (through 2023), and subsequent legislation extended the cuts through 2024. Unless Congress acts to repeal or revise the automatic budget cuts enacted by the BCA, this payment reduction will continue. The PAMA also included a new quality incentive payment policy that, beginning January 1, 2016, reduces Medicare payments for certain CT services paid under the Physician Fee Schedule or HOPPS that are furnished using equipment that does not meet certain dose optimization and management standards. The full effect of the PPACA, BCA, ATRA and PAMA on our business is uncertain, and it is not clear whether other legislative changes will be adopted or how those changes would affect the demand for our services.

Other Risks Related to Our Business

Our MRI and PET/CT scan volumes may decline in the future, leading to material adverse effects on the demand for our services and/or our future revenues.

The demand for our MRI and PET/CT scan services and volumes are directly linked to authorization rates by insurance companies, sustained unemployment rates, the number of under-insured or uninsured patients, the reported decline in physician office visits, hospitals adding imaging services directly to enhance hospital profitability and other conditions arising from the global economic conditions described below. We believe that demand for MRI and PET/CT scans from our shared-service operations could decline in future periods as a result of these factors. If we are unable to arrest and reverse these declines, our financial performance and condition will suffer.

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

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets.  In recent periods, investor concerns about the U.S. and global economic outlook, including concerns about the level of economic recovery in the United States, combined with volatile oil prices, increased tax rates and governmental budget deficits and debt levels have contributed to high volatility levels in our business.

As a result of these and other market conditions, the cost and availability of credit has been adversely affected.  A continued deterioration of credit markets may adversely affect our liquidity and financial condition and the liquidity and financial condition of our customers.  If these market conditions continue or worsen, they may limit our ability to timely access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations.

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

In response to recent press reports concerning the risk of significant, sometimes fatal, errors in radiation therapy, especially relating to linear radiation, accreditation of facilities and the establishment of a national error reporting database are under consideration. In addition, various trade organizations have called for quality improvement measures and the establishment of the nation's first central database for the reporting of errors involving linear particle accelerators and CT scanners. Federal legislation in these areas is under consideration and a Congressional hearing was held in February 2010. We are not aware of any actions taken after the hearing. In addition, on September 29, 2010, California enacted a law that requires hospitals and clinics to record radiation doses for CT scans, which became effective July 1, 2012, and to report any overdoses to patients, their doctors and the California Department of Public Health. Effective July 1, 2013, the new California law requires all facilities that furnish CT services to be accredited by an organization approved by CMS, the Medical Board of California or the California Department of Public Health. Other states have considered similar legislation and enacted regulations to implement additional record keeping, education, or oversight requirements relate to CT services. We cannot assure you that the cost of complying with any new regulations will not be substantial, that the negative publicity concerning these errors will not adversely affect our business, or that these types of errors will not occur with our services.

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

Our PET/CT services and some of our other imaging services require radioactive materials. While these radioactive materials have a short half-life-meaning it quickly breaks down into inert or non-radioactive substances - storage, transportation, use and disposal of these materials present the risk of accidental environmental contamination and physical injury. We are subject to federal, state and local regulations governing storage, transportation, handling and disposal of these materials and waste products. In spite of our safety procedures for storing, transporting, handling and disposing of these hazardous materials, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. We maintain professional liability insurance with coverage that we believe is consistent with industry practice and appropriate in light of the risks attendant to our business. In the event of an accident, however, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management's attention to comply with current or future environmental, health and safety laws and regulations.

We may not be able to achieve the expected benefits from future acquisitions and investments, which would adversely affect our financial condition and results.

We have historically relied on acquisitions and joint venture investments as methods of expanding our business. In addition, we will consider future acquisitions and investments as opportunities arise and our financial performance permits. If we do not successfully integrate acquisitions, we may not realize anticipated operating advantages and cost savings. The integration of companies that have previously operated separately involves a number of risks, including:

•	demands on management related to the increase in our size after an acquisition;
•	the diversion of management's attention from the management of daily operations to the integration of operations;
•	difficulties in the assimilation and retention of employees;
•	potential adverse effects on operating results; and
•	challenges in retaining clients.

We may not be able to maintain the levels of operating efficiency that acquired companies have achieved or might achieve separately. Successful integration of each of their operations will depend upon our ability to manage those operations and to eliminate redundant and excess costs. Because of difficulties in combining operations, we may not be able to achieve the cost savings and other size-related benefits that we hoped to achieve after these acquisitions.

Some acquisitions or joint ventures we undertake in the future may be in regions outside the United States, such as Asia.  In these transactions, we will face additional challenges, such as dealing with different languages and cultures, working with a local partner, and having to address the particular economic, currency, political, and regulatory risks associated with specific countries.  If we are unable to obtain the anticipated benefits from acquisitions or joint venture investments, whether within or outside the United States, our financial condition and operating results may be adversely impacted.

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

We are vulnerable to system failures, including those that may be related to cyber security attacks, which could harm our business.

We rely on our technology infrastructure to sell our services, interact with customers, and bill, collect, and make payments.  Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist or hacker attacks, computer viruses, and other events. When we upgrade or change systems, we may suffer interruptions in service, loss of data, or reduced functionality.   Despite any precautions we may take, such problems could result in improper use of our systems or networks, unauthorized access, use, disclosure, modification or destruction of confidential or other information, fraudulent loss of assets, and interruptions in our services.  A cyber-related attack, or other information technology system failure, could have a significant adverse impact on our financial condition or results of operations. A cyber-related attack could also result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action.

Risks Related to Our Governance and Stock Exchange Listing

Funds managed by Oaktree Capital Management, LLC and MTS Health Investors, LLC beneficially own the majority of our outstanding shares of common stock and are therefore able to exert significant influence over us, including with respect to change of control transactions.

As of December 31, 2015, funds managed by Oaktree Capital Management, LLC and MTS Health Investors, LLC (collectively, the “Investor Parties”) beneficially owned approximately 51% of our outstanding shares of common stock. So long as they beneficially own at least 35% of our outstanding shares of common stock, the Investor Parties will have the right to designate three of the members of our board of directors. As a result of their ownership of our common stock and their right to designate three directors, the Investor Parties have the ability to exert significant influence on our management and operations, as well as control the outcome of matters requiring stockholder approval, including approving mergers, consolidations or sales of all or substantially all of our assets, election of directors and advisory votes, including advisory votes related to our executive pay practices and appointment of independent registered auditors.

On September 16, 2015, Fujian Thai Hot Investment Co., Ltd. (“Thai Hot”) agreed to purchase approximately 5,537,945 shares of our common stock from the Investor Parties and Larry C. Buckelew (the “Share Purchase”).  The Share Purchase remains subject to various closing conditions, and is expected to be completed within a few weeks of the filing of this Form 10-K.  Upon completion of the Share Purchase, Thai Hot will beneficially own an aggregate of approximately 52% of the outstanding shares of our common stock.  In connection with the Share Purchase, Thai Hot and the Company will enter into a governance, voting and standstill agreement, which will provide that Thai Hot is prohibited, for a period of three years after execution of the agreement, from purchasing any shares of the Company’s equity securities without the approval of the independent directors of the Company not affiliated with Thai Hot, subject to a right of Thai Hot to acquire additional shares to maintain its 52% ownership.  During the three-year period and for so long as Thai Hot owns at least 35% of the fully diluted equity securities of the Company, Thai Hot will have the right to appoint to our Board of Directors the number of directors necessary to comprise a majority of the Board of Directors as well as two designees on certain Board committees. In the event that Thai Hot beneficially owns less than 35% but at least 25% of the Company’s outstanding common stock, Thai Hot will have the right to nominate three members to our Board of Directors, and the number of its permitted committee designees will decrease to one. In the event Thai Hot beneficially own less than 25% but at least 15% of the Company’s outstanding common stock, Thai Hot will have the right to nominate one member to our Board of Directors, and it will lose its right to have any committee designees.  Upon completion of the Share Purchase, Thai Hot will therefore have the ability to exert significant influence on our management and operations, and to control the outcome of matters requiring stockholder approval. This concentration of ownership and voting power may have the effect of delaying or preventing a merger, consolidation, sale of assets or other similar transaction that involves a third party. It is possible that the interests of the Investor Parties, prior to completion of the Share Purchase, and Thai Hot, after its completion, may in some circumstances conflict with our interests or the interests of our other stockholders.

Because of the equity ownership of the Investor Parties, we are considered a “controlled company” for purposes of the National Association of Securities Dealers Automated Quotations: Global Market ("NASDAQ") listing requirements. We will also be considered a “controlled company” after completion of the Share Purchase.  As such, we are exempt from the requirement that the majority of our board of directors meet the standards of independence established by the NASDAQ and we are exempt from the requirement that we have a separate Compensation Committee comprised entirely of directors who meet those independence standards. We do not currently intend to rely upon the Compensation Committee exemption available for controlled companies, or, if the Thai Hot designees meet the NASDAQ standards of independence, the exemption from having a majority of independent directors.  However, we may choose to use the exemption at any time that we remain a controlled company.

Possible volatility in our stock price could negatively affect us and our stockholders.

The trading price of our common stock has fluctuated significantly in the past. During the period from January 1, 2013 through December 31, 2015, the trading price of our common stock fluctuated from a high of $34.15 per share to a low of $6.73 per share. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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

Our organizational documents and the General Corporation Law of the State of Delaware both contain provisions that impede the removal of directors and may discourage another party from making a proposal to acquire us, even if such a proposal would be in the best interest of our stockholders. For example, the provisions:

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

Moreover, these provisions can only be amended by the vote of two-thirds or more of our outstanding shares entitled to vote. Furthermore, we are subject to Section 203 of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change in control.

Risks Related to Our Debt

Our substantial debt could restrict our operations and make us more vulnerable to adverse economic conditions.

We are highly leveraged. As of December 31, 2015, we had $577.7 million of outstanding debt, excluding letters of credit, and approximately $25.7 million was available for borrowing under our revolving credit facility. Our substantial debt could have important consequences for our stockholders. For example, it requires us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and acquisitions and for other general corporate purposes. In addition, our debt could:

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

In addition, the credit agreement also contains a leverage ratio covenant requiring the Company to maintain a maximum total debt to consolidated adjusted EBITDA expense that ranges from 4.95 to 1.00 to 4.30 to 1.00. For the period ended December 31, 2015, the Credit Agreement requires a maximum leverage ratio of not more than 4.55 to 1.00, decreasing to 4.00 to 1.00 for the period ended December 31, 2016.

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

Our property and equipment, which make up a significant portion of our tangible assets, had a net book value of $195.3 million as of December 31, 2015 and $149.3 million as of December 31, 2014. The book value of these assets should not be relied on as a measure of realizable value for such assets. The realizable value may be lower than net book value. The value of our assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts recovered. Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and further reduce the amounts that could be recovered. Our goodwill and other intangible assets had a net book value of $265.7 million as of December 31, 2015 and $179.8 million as of December 31, 2014. These assets primarily consist of the excess of the acquisition cost over the fair market value of the net assets acquired in purchase transactions, customer contracts and costs to obtain certificates of need. The value of goodwill and other intangible assets will continue to depend significantly upon the success of our business as a going concern and the growth in future cash flows. As a result, in the event of a default under the agreements governing our material debt or any bankruptcy or dissolution, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

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

We and our subsidiaries may be able to incur substantial additional debt in the future. The terms of our credit agreement permit us or our subsidiaries to incur additional debt, subject to certain restrictions. In addition, as of December 31, 2015, our credit facility permitted additional borrowings of up to approximately $25.7 million under our revolving credit facility subject to the covenants contained in our credit facility. If we add new debt to our or our subsidiaries' current debt levels, the risks discussed above could intensify.

If we are unable to generate or borrow sufficient cash to make payments on our debt or to refinance our debt on acceptable terms when it matures, our financial condition would be materially harmed, our business could fail and you may lose all of your investment.

Our ability to make scheduled payments on or to refinance our obligations at maturity will depend on our financial and operating performance, which will be affected by economic, financial, competitive, business and other factors, some of which are beyond our control. As a result of global market and economic conditions, such as occurred during the recent global financial crisis, the cost and availability of credit and equity capital may be severely affected. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our debt on or before maturity or sell certain of our assets. We cannot assure you that we will be able to restructure or refinance any of our debt on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

Increases in interest rates could adversely affect our financial condition.

An increase in prevailing interest rates would have an effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. As of December 31, 2015, approximately $537.0 million of our debt was at variable interest rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt. If interest rates are higher when our debt becomes due, we may be forced to borrow at the higher rates.

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

We lease approximately 40,596 square feet of space in Newport Beach, California for our executive and principal administrative offices. We lease 13,396 square feet of space in Nashville, Tennessee for our Alliance Oncology executive and administrative offices. We also lease 19,979 square feet of space in Canton, Ohio for our retail billing and scheduling operations. We lease 16,243 square feet of space for a large regional office in Andover, Massachusetts, in addition to other small regional offices we lease throughout the country. We also lease an 11,200 square foot operations warehouse in Fontana, California and a 9,000 square foot operations warehouse in Childs, Pennsylvania, which are used for the Radiology Division.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we are involved in routine litigation and regulatory matters incidental to the conduct of our business. We believe that resolution of such matters will not have a material adverse effect on our consolidated results of operations or financial position.

On June 14, 2013, Alliance Oncology, LLC, our subsidiary, filed a complaint against Harvard Vanguard Medical Associates, Inc. (“HVMA”) in the United States District Court for the District of Massachusetts, including several claims seeking damages resulting from HVMA’s early termination of a long-term services agreement between the two companies. HVMA filed an answer to Alliance Oncology’s complaint on August 27, 2013.  Without specifying its alleged damages, HVMA also asserted several counterclaims in its answer.  We filed our answer to HVMA’s counterclaims on October 4, 2013. On November 13, 2015, the parties agreed to a mutually acceptable confidential settlement agreement. The complaint was dismissed with prejudice by the District Court.

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

In November 2015, the Company was served with a lawsuit in the United States District Court for the Northern District of Ohio by Todd S. Elwert, DC, Inc.  The Complaint alleges violations of the Junk Fax Prevention Act for allegedly sending an unsolicited advertisement to Plaintiff which promoted commercial availability and/or quality of the Company’s services. The Plaintiff further alleges that it is part of a class of similarly situated chiropractors who received the blast fax, and as such, requested class certification.  The Company filed its response on December 17, 2015 and is currently in the discovery phase of the lawsuit.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “AIQ.”  The following table indicates the high and low prices for our common stock for the periods indicated based upon information supplied by the NASDAQ Global Market.

The table below illustrates per share price ranges for each quarter during 2015 and 2014:

	2015		2014
	High	Low	High	Low
First Quarter	$25.33	$19.76	$33.81	$26.24
Second Quarter	$24.49	$17.83	$34.15	$26.91
Third Quarter	$19.04	$9.00	$29.83	$22.61
Fourth Quarter	$10.92	$6.73	$25.12	$19.14

Holders

As of March 10, 2016, there were 17 stockholders of record of our common stock and approximately 2,000 beneficial holders of our common stock.

Holders

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Our stockholders have previously approved all stock option plans under which our common stock is reserved for issuance. The following table provides summary information as of December 31, 2015 for all of our stock option plans:

	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares of Common Stock remaining available for future issuance (excluding shares reflected in column 1)
Stock option plans approved by shareholders	646,290	$19.91	476,044
Stock option plans not approved by shareholders	—	—	—
	646,290	$19.91	476,044

STOCK PERFORMANCE GRAPH

The following graph sets forth the cumulative return on our common stock from December 31, 2010 through December 31, 2015, as compared to the cumulative return of the S&P 500 Index and the cumulative return of the S&P Health Care Index. The graph assumes that $100 was invested on December 31, 2010 in each of (1) our common stock, (2) the S&P 500 Index and (3) the S&P Health Care Index and that all dividends (if applicable) were reinvested.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Alliance HealthCare Services, Inc.	100.00	74.26	22.07	22.35	86.65	73.52
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
S&P Health Care Index	100.00	102.90	116.00	136.75	193.45	242.46

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:
Revenues	$473,054	$436,387	$448,831	$472,258	$493,651
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	269,104	237,420	239,397	253,225	279,751
Selling, general and administrative expenses	88,471	79,903	80,215	76,022	77,140
Transaction costs	3,296	2,344	465	994	3,429
Shareholder transaction costs	1,853	—	—	—	—
Severance and related costs	1,347	2,517	1,658	2,226	3,991
Impairment charges	6,817	308	13,031	—	167,792
Loss on extinguishment of debt	—	—	26,018	—	—
Depreciation expense	48,595	54,971	66,319	79,333	89,974
Amortization expense	9,325	7,880	10,973	15,861	16,444
Interest expense and other, net	26,241	24,693	39,170	54,101	49,789
Other (income) and expense, net	(12,255)	(1,823)	(1,945)	3,036	2,203
Total costs and expenses	442,794	408,213	475,301	484,798	690,513
Income (loss) before income taxes, earnings from unconsolidated investees and noncontrolling interest	30,260	28,174	(26,470)	(12,540)	(196,862)
Income tax expense (benefit)	6,536	7,327	(12,398)	(6,710)	(38,242)
Earnings from unconsolidated investees	(3,391)	(4,654)	(5,630)	(4,667)	(3,516)
Net income (loss)	27,115	25,501	(8,442)	(1,163)	(155,104)
Less: Net income attributable to noncontrolling interest	(20,373)	(14,883)	(13,041)	(10,775)	(5,008)
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$6,742	$10,618	$(21,483)	$(11,938)	$(160,112)
Income (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic (1)	$0.63	$1.00	$(2.02)	$(1.12)	$(15.07)
Diluted	$0.62	$0.98	$(2.02)	$(1.12)	$(15.07)
Weighted average number of shares of common stock and common stock equivalents:
Basic (1)	10,741	10,669	10,634	10,624	10,626
Diluted	10,849	10,836	10,634	10,624	10,626
Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$38,070	$33,033	$34,702	$39,977	$44,190
Total assets	634,887	500,885	489,847	560,141	663,094
Long-term debt, including current maturities	577,685	507,289	529,674	558,635	643,483
Stockholders’ (deficit)	(66,576)	(111,480)	(136,617)	(116,293)	(104,911)

(1)	Share and per share amounts have been retroactively adjusted to reflect our one-for-five reverse stock split effective as of December 26, 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading national provider of outsourced healthcare services to hospitals and providers. We also operate freestanding outpatient radiology, oncology and interventional clinics, and Ambulatory Surgical Centers (“ASC”) that are not owned by hospitals or providers. Our diagnostic radiology services are delivered through the Radiology Division (Alliance HealthCare Radiology), radiation oncology services through the Oncology Division (Alliance Oncology, LLC), and interventional and pain management services through the Interventional HealthCare Services Division (Alliance HealthCare Interventional Partners, LLC). We are the nation’s largest provider of advanced diagnostic mobile radiology services, an industry-leading operator of fixed-site radiology centers, and a leading provider of stereotactic radiosurgery nationwide. As of December 31, 2015, we operated 563 diagnostic imaging and radiation therapy systems, including 116 fixed-site radiology centers across the country, and 32 radiation therapy centers and stereotactic radiosurgery (“SRS”) facilities. With a strategy of partnering with hospitals, health systems and physician practices, we provide quality healthcare services for over 1,000 hospitals and healthcare partners in 45 states where approximately 2,430 Alliance Team Members are committed to providing exceptional patient care and exceeding customer expectations. We were incorporated in the state of Delaware on May 27, 1987.

Service Overview

•

Radiology Division: We provide comprehensive radiology service line management and fixed-site radiology center management through our RAD360TM service in our Radiology Division. We also provide mobile and interim medical imaging systems to hospitals, health systems and provider groups. These services normally include the use of our medical imaging systems, technologists to operate the systems, sales and marketing, patient scheduling and pre authorization, billing and payor management, equipment maintenance and upgrades, and overall management of day-to-day shared-service and fixed-site diagnostic imaging operations.

•

Oncology Division: We provide a wide range of radiation oncology services for cancer patients covering initial consultation, preparation for treatment, simulation of treatment, radiation oncology delivery, therapy management and follow-up care. Our services include the use of our linear accelerators (“Linac”) and SRS, therapists to operate those systems, sales and marketing, patient scheduling and pre authorization, billing and payor management, equipment maintenance and upgrades and management of day-to-day operations.

•

Interventional HealthCare Services Division: We provide interventional healthcare through therapeutic minimally invasive pain management procedures medical management, laboratory testing, and other services. Interventional procedures are performed in either a procedure room or ASC environment, as determined by the treating physician. Interventional therapies are playing a more critical role in the care and treatment pathway for patients, but they are also playing an important role in how care is delivered.

We currently operate in two reportable business segments – radiology and oncology. Radiology and oncology divisions generated 72% and 21% of our revenue, respectively, for the year ended December 31, 2015. Radiology and oncology divisions generated 79% and 21% of our revenue, respectively, for the year ended December 31, 2014.  Radiology and oncology divisions generated 83% and 17% of our revenue, respectively, for the year ended December 31, 2013. For additional information on reportable business segments, see Note 17 – Segment Information.

Our clients and partners contract with us to provide radiology, radiation oncology and interventional healthcare services to:

•	take advantage of our extensive radiology, radiation oncology and interventional healthcare service lines management experience;
•	partner with a leader whose core competency is high-quality, efficient and scalable services in the areas of radiology, interventional healthcare and radiation oncology services.
•	avoid capital investment, financial risk and contracting for maintenance associated with the purchase of their own systems;
•

provide access to radiology, radiation oncology, interventional healthcare and other services for their patients when the demand for these services does not justify the purchase of dedicated, full-time systems;

•	eliminate the need to recruit, train and manage qualified technologists or therapists;
•	make use of our ancillary services; and,
•	gain access to services under our regulatory and licensing approvals when they do not have these approvals.

Factors Affecting our Results of Operations

Pricing

Continued expansion of health maintenance organizations, preferred provider organizations and other managed care organizations have influence over the pricing of our services because these organizations can exert greater control over patients' access to our services and reimbursement rates for accessing those services.

Cost of revenues

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

Results of Operations

The following table shows our consolidated statements of operations as a percentage of revenues for each of the years ended December 31:

	2015	2014	2013
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	56.9	54.4	53.3
Selling, general and administrative expenses	18.7	18.3	17.9
Transaction costs	0.7	0.5	0.1
Shareholder transaction costs	0.4	—	—
Severance and related costs	0.3	0.6	0.4
Impairment charges	1.4	0.1	2.9
Loss on extinguishment of debt	—	—	5.8
Depreciation expense	10.3	12.6	14.8
Amortization expense	2.0	1.8	2.4
Interest expense and other, net	5.5	5.7	8.7
Other (income) and expense, net	(2.6)	(0.4)	(0.4)
Total costs and expenses	93.6	93.5	105.9
Income (loss) before income taxes, earnings from unconsolidated investees, and noncontrolling interest	6.4	6.5	(5.9)
Income tax expense (benefit)	1.4	1.7	(2.8)
Earnings from unconsolidated investees	(0.7)	(1.1)	(1.3)
Net income (loss)	5.7	5.8	(1.9)
Less: Net income attributable to noncontrolling interest, net of tax	(4.3)	(3.4)	(2.9)
Net income (loss) attributable to Alliance HealthCare Services, Inc.	1.4%	2.4%	(4.8)%

The table below provides MRI statistical information for the years ended December 31:

	2015	2014	2013
MRI statistics
Average number of total systems	257.2	249.2	256.3
Average number of scan-based systems	208.0	206.9	214.2
Scans per system per day (scan-based systems)	8.98	8.58	8.40
Total number of scan-based MRI scans	508,856	475,044	476,305
Price per scan	$315.18	$339.84	$352.67

The table below provides PET/CT statistical information for each of the years ended December 31:

	2015	2014	2013
PET/CT statistics
Average number of total systems	115.6	112.1	112.2
Average number of scan-based systems	107.9	105.1	105.4
Scans per system per day	5.36	5.32	5.57
Total number of PET/CT scans	139,828	137,313	147,941
Price per scan	$890.35	$943.28	$953.85

The table below provides oncology statistical information for each of the years ended December 31:

	2015	2014	2013
Oncology statistics
Linac treatments	86,491	82,215	63,014
Stereotactic radiosurgery patients	3,416	3,100	2,713

Following are the components of revenue (in millions) for each of the years ended December 31:

	2015	2014	2013
MRI revenue	$183.9	$180.8	$187.2
PET/CT revenue	128.4	133.2	145.0
Oncology revenue	100.0	92.9	77.9
Other revenue	60.8	29.4	38.7
Total	$473.1	$436.4	$448.8

	Year ended December 31,
	2015	2014	2013
Total fixed-site imaging center revenue (in millions)	$110.6	$109.2	$116.2

Year Ended December 31, 2015 Compared to Year Ended December, 2014

Revenue increased $36.7 million, or 8.4%, to $473.1 million in 2015 compared to $436.4 million in 2014 due to net increases in MRI revenue of $3.1 million, oncology revenue of $7.1 million and other revenues of $31.4 million, partially offset by a decrease of $4.8 million in PET/CT revenue. The increase in our oncology revenue is due to an overall increase in patient volume, number of treatments performed and acquisitions. The increase in our other revenues was primarily due to an incremental $31.1 million from TPC and $3.1 million from PRC, both of which are 2015 joint venture acquisitions. MRI and PET/CT revenue remained consistent with prior year with a slight decrease of $1.7 million.

MRI revenue increased $3.1 million in 2015, or 1.7%, compared to 2014, primarily due to an increase in non scan-based MRI revenue of $4.1 million, or 21.4%, to $23.5 million in 2015 from $19.4 million in 2014, partially offset by a decrease in scan-based MRI revenue of $1.0 million, or 0.7%, to $160.4 million in 2015 from $161.4 million in 2014. The decrease in scan-based MRI revenue was primarily due to year-over-year decreases in the average price per MRI scan offset by increases in the number of the average scan-based systems in service and the average scans per system, per day. The average price per MRI scan decreased 7.3% to $315.18 in 2015 from $339.84 per scan in 2014, as we priced competitively to protect and maintain our market share in the mobile and fixed-site imaging market. The average number of scan-based systems in service increased 0.5% to 208.0 in 2015 from 206.9 systems in 2014, and average scans per system per day increased 4.7% to 8.98 in 2015 from 8.58 scans per day in 2014.

PET/CT revenue in 2015 decreased $4.8 million, or 3.6%, compared to 2014. This decrease was primarily due to a 5.6% decrease in the average price per PET/CT to $890.35 in 2015 from $943.28 per scan in 2014, as we priced competitively to protect and maintain our market share in the mobile imaging market, partially offset by an increase in the number of the average scan-based systems in service of 2.7%, or 107.9 in 2015 from 105.1 in 2014, and an increase in total PET/CT scan volumes of 1.8% to 139,828 scans in 2015 from 137,313 scans in 2014. Scans per system per day increased to 5.36 in 2015 compared to 3.32 in 2014.

Oncology revenue increased $7.1 million, or 7.6%, to $100.0 million in 2015 compared to $92.9 million in 2014, primarily due to a 5.2% increase, or 4,276 Linear accelerator (“Linac”) treatments performed in 2015 when compared to 2014, and a 10.2% increase, or 316 additional SRS patients we treated in 2015 when compared to 2014. The growth in Linac treatments was primarily due to our acquisition of CARTC in the fourth quarter of 2014.

Other revenues, which includes revenues generated from our Interventional HealthCare Services Division, management fees and other, increased by $31.4 million or 106.6%, were $60.8 million in 2015 compared to $29.4 million in 2014. The increase in other revenue was primarily driven by our 2015 acquisitions of TPC and PRC joint ventures in our Interventional HealthCare Services Division.

At December 31, 2015, we had 276 MRI systems and 121 PET/CT systems. We had 258 MRI systems and 124 PET/CT systems at December 31, 2014. We operated 116 fixed-site imaging centers (including one unconsolidated investee) at December 31, 2015, compared to 117 fixed-site radiology centers (including one in unconsolidated investee) at December 31, 2014. We operated 32 oncology centers (including one unconsolidated investee) at December 31, 2015, compared to 31 oncology centers (including one unconsolidated investee) at December 31, 2014.

Cost of revenues, excluding depreciation and amortization, increased $31.7 million, or 13.3%, to $269.1 million in 2015 compared to $237.4 million in 2014. The increase in cost of revenues is primarily due to an increase in compensation and related employee expenses of $25.4 million, or 24.7%, primarily due to salary costs in connection with our new affiliations with CARTC, TPC and PRC, an increase to medical supplies of $3.4 million, or 17.7%, an increase in equipment rental expense of $3.2 million, or 34.2%, an increase to rents expense of $2.1 million, or 30.7%, and an increase to maintenance and related costs of $2.0 million, or

4.1%, due to our new aforementioned affiliates and the timing of system repairs. These increases are partially offset by a decrease to transportation and fuel expenses of $1.9 million, or 22.9%, and a decrease in license, taxes and fees of $0.9 million, or 24.1%. All other cost of revenues, excluding depreciation and amortization, decreased $1.5 million, or 3.8%. Cost of revenues, excluding depreciation and amortization, as a percentage of revenue, increased to 56.9% in 2015, compared to 54.4% in 2014.

Selling, general and administrative expenses increased $8.6 million, or 10.7%, to $88.5 million in 2015 compared to $79.9 million in 2014. The increase to selling, general and administrative expenses was primarily due to increases in compensation and related employee expenses of $7.0 million, or 15.0%, and rent expenses of $0.3 million, or 17.0%, driven by increases in investments from our growth programs and infrastructure to support our acquisitions. The increase was also due to an increase in our bad debt expense of $0.3 million, or 9.5%, and an increase in license, taxes and fees of $0.4 million, or 45.8%. All other selling, general and administrative expenses in 2015 increased $0.6 million, or 2.3%, compared to 2014. Selling, general and administrative expenses as a percentage of revenue was 18.7% in 2015 compared to 18.3% in 2014.

Severance and related costs decreased $1.2 million, or 46.5%, to $1.3 million in 2015 compared to $2.5 million in 2014. During the first half of 2014, an executive officer departed from our Company, leading to higher expenses.

Transaction costs increased $1.0 million, or 40.6%, to $3.3 million in 2015 compared to $2.3 million in 2014 due to expenses incurred related to various acquisitions in 2015, including our joint venture partnerships with TPC and PRC, which provides interventional healthcare services and treatment for patients at multiple locations throughout Arizona and Florida.

Shareholder transaction costs of $1.9 million are a direct result from the pending Thai Hot transaction, whereby Thai Hot and the Selling Stockholders agreed to bear a specified portion of the transaction costs.  Further discussion of the Thai Hot transaction is disclosed in Note 15 – Related-Party Transactions.

Impairment charges increased to $6.8 million in 2015 compared to $0.3 million in 2014. During 2015, the Company implemented a plan to start the process to close a radiation therapy center and, as a result, recorded a non-cash charge to write off $6,670 of intangible assets not subject to amortization associated with that center in its Oncology Division. Further discussion of impairment charges is disclosed in Note 6 – Impairment Charges.

Depreciation expense decreased $6.4 million, or 11.6%, to $48.6 million in 2015 compared to $55.0 million in 2014 due to the year over year increase in the number of units in our fleet that are fully depreciated along with our decision to upgrade units we currently own as an alternative to purchasing new equipment.

Amortization expense increased $1.4 million, or 18.3%, to $9.3 million in 2015 compared to $7.9 million in 2014. This increase is primarily due to additional amortization charges related to intangible assets that were acquired in recent transactions. Further discussion of recent transactions is disclosed in Note 3 – Acquisitions and Transactions.

Interest expense and other, net increased $1.5 million, or 6.3%, to $26.2 million in 2015 compared to $24.7 million in 2014, primarily due to increased borrowings under our senior secured credit agreement and increased equipment debt.

Other income, net of expenses increased to $12.3 million in 2015 compared to $1.8 million in 2014. As a result of consolidating AHNI in 2015, we recorded a non-cash gain on step acquisition of $10.7 million. Further discussion of the AHNI transaction is disclosed in Note 3 – Acquisitions and Transactions.

Income tax expense was $6.5 million in 2015 compared to a $7.3 million in 2014. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, such as shareholder transaction costs.

Earnings from unconsolidated investees decreased $1.3 million, or 27.1%, to $3.4 million in 2015 compared to $4.7 million in 2014. The decrease in earnings from unconsolidated investees is primarily as a result from the consolidation of AHNI, effective August 1, 2015. Further discussion of the AHNI transaction is disclosed in Note 3 – Acquisitions and Transactions.

Net income attributable to noncontrolling interest increased $5.5 million, or 36.9%, to $20.4 million in 2015 compared to $14.9 million in 2014. The increase is mostly attributed to improved net income we derived from our joint venture partners, and to a lesser degree, the addition of new joint ventures in 2015.

Net income attributable to Alliance HealthCare Services, Inc. was $6.7 million, or $0.62 per share on a diluted basis, in 2015 compared to $10.6 million, or $0.98 per share on a diluted basis, in 2014.

Year Ended December 31, 2014 Compared to Year Ended December, 2013

Revenue decreased $12.4 million, or 2.8%, to $436.4 million in 2014 compared to $448.8 million in 2013 due to net decreases in PET/CT and MRI revenue of $18.2 million and other revenues of $9.3 million, mostly attributed to the sale of our professional radiology services business in December 2013. These decreases were partially offset by an increase in oncology revenue of $15.1 million, due to an overall increase in patient volume and number of treatments performed while our new joint venture partnerships with the Medical University of South Carolina and Charleston Area Medical Center also contributed to the growth in oncology revenue.

MRI revenue decreased $6.4 million in 2014, or 3.4%, compared to 2013. Scan-based MRI revenue decreased $6.5 million in 2014, or 3.9%, compared to 2013, to $161.4 million in 2014 from $168.0 million in 2013. The decrease in scan-based MRI revenue was primarily due to year-over-year decreases in the average price per MRI scan and average number of scan-based systems in service. The average price per MRI scan decreased to $339.84 per scan in 2014 from $352.67 per scan in 2013. The average number of scan-based systems in service decreased to 206.9 systems in 2014 from 214.2 systems in 2013. Average scans per system per day increased 2.1% in 2014 compared to 2013, from 8.40 scans per system per day in 2013 to 8.58 in 2014. Scan-based MRI scan volume decreased 0.3% to 475,044 scans in 2014 from 476,305 scans in 2013. Non scan-based MRI revenue increased $0.1 million in 2014 compared to 2013. Included in the revenue totals above is fixed-site imaging center revenues, which decreased $7.0 million, or 6.0%, to $109.2 million in 2014 from $116.2 million in 2013.

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

At December 31, 2014, we had 258 MRI systems and 124 PET/CT systems, including 19 MRI systems and nine PET/CT systems on operating leases as a result of our sale and lease transaction that occurred in the fourth quarter of 2012. We had 263 MRI systems and 122 PET and PET/CT systems at December 31, 2013. We operated 117 fixed-site imaging centers (including one unconsolidated investee) at December 31, 2014, compared to 125 fixed-site radiology centers (including one in unconsolidated investee) at December 31, 2013. We operated 31 oncology centers (including one unconsolidated investee) at December 31, 2014, compared to 28 oncology centers (including one unconsolidated investee) at December 31, 2013.

Cost of revenues, excluding depreciation and amortization, decreased $2.0 million, or 0.8%, to $237.4 million in 2014 compared to $239.4 million in 2013. The decrease in cost of revenues is primarily due to a $7.5 million, or 43.6% decrease in outside medical services expense due to lower radiology fees related to the sale of our professional radiology services business. Costs related to medical supplies decreased $1.0 million, or 5.1%, due to lower PET/CT scan volumes. These decreases were partially offset by an increase in compensation and related employee expenses of $5.4 million, or 5.2%, and an increase in maintenance and related costs of $1.7 million, or 3.2% due to our aging fleet of radiology equipment. All other cost of revenues, excluding depreciation and amortization, decreased $0.5 million, or 1.1%. Cost of revenues, as a percentage of revenue, remained relatively stable at 54.4% in 2014 compared to 53.3% in 2013.

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

Adjusted EBITDA

Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States (“GAAP”). We believe that, in addition to GAAP metrics, this non-GAAP metric is a useful measure for investors, for a variety of reasons. Our management regularly communicates Adjusted EBITDA and their interpretation of such results to our board of directors. We also compare actual periodic Adjusted EBITDA against internal targets as a key factor in determining cash incentive compensation for executives and other employees, largely because we view Adjusted EBITDA results as indicative of how our radiology, radiation oncology and interventional healthcare services businesses are performing and are being managed.

We define Adjusted EBITDA, as net income (loss) before: interest expense, net of interest income; income taxes; depreciation expense; amortization expense; non-cash share-based compensation; severance and related costs; net income (loss) attributable to noncontrolling interests; restructuring charges; fees and expenses related to transactions; non-cash impairment charges; legal matter expenses; other non-cash charges included in other (income) expense, net, which includes non-cash losses on sales of equipment, and non-cash gains on acquisitions of previously unconsolidated entities.

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

Adjusted EBITDA in 2015 totaled $131.3 million, a decrease of 3.3%, compared to $135.8 million in 2014.  The decrease was primarily driven by competitive pricing pressure in our PET/CT business and a year-over-year decrease in add-backs to reach Adjusted EBITDA.

Adjusted EBITDA in 2014 totaled $135.8 million, a decrease of 7.9%, compared to $147.4 million in 2013. The decrease was primarily driven by both scan volume and pricing pressure in our PET/CT business. This was partially offset by an increase of Adjusted EBIDTA related to our Oncology Division from our new partnerships with MUSC and Charleston Area Medical Center.

	Year Ended December 31,
	2015	2014	2013
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$6,742	$10,618	$(21,483)
Income tax expense (benefit)	6,536	7,327	(12,398)
Interest expense and other, net	26,241	24,693	39,170
Amortization expense	9,100	7,880	10,973
Depreciation expense	48,595	54,971	66,319
Share-based payment (included in selling, general and administrative expenses)	1,701	1,515	1,487
Severance and related costs	1,320	2,517	—
Noncontrolling interest in subsidiaries	20,373	14,883	13,041
Restructuring charges (Note 3)	1,327	2,602	7,182
Transaction costs	3,296	2,344	465
Shareholder transaction costs	1,853	—	—
Impairment charges	6,817	308	13,031
Loss on extinguishment of debt	—	—	26,018
Legal expense matters	6,915	5,587	3,067
Non-cash gain on step acquisition (included in other income and expense, net)	(10,672)	—	—
Other non-cash charges (included in other income and expense, net)	1,116	510	549
Adjusted EBITDA	$131,260	$135,755	$147,421

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $92.5 million, $100.6 million and $86.5 million of cash flow from operating activities in 2015, 2014 and 2013, respectively.  Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging, radiation oncology, and other revenues, including interventional services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts increased by $0.3 million in 2015 compared to 2014 and decreased by $0.8 million in 2014 compared to 2013. Our number of days of revenue outstanding for our accounts receivable falls within our expected range and historical experience and remained at 53 days as of December 31, 2015, 2014 and 2013.  We believe this number is comparable to other radiology and oncology providers. As of December 31, 2015, we had $25.7 million of available borrowings under our revolving line of credit, net of $19.5 million outstanding on the revolving line of credit and $4.8 million outstanding in letters of credit.

We used cash of $118.5 million, $58.7 million and $24.6 million for investing activities in 2015, 2014 and 2013, respectively. Investing activities in 2015 included $55.5 million in cash used for equipment purchases, $49.1 million in cash used for acquisitions, and $15.8 million in cash used for deposits on equipment, offset by $1.9 million of proceeds from sales of assets. We used cash of $49.1 million related to acquisition activities in 2015, primarily to purchase an approximate a 59%, 60% and 95% membership interest in TPC, PRC and PCI, respectively. Further discussion of these transactions is disclosed in Note 3 – Acquisitions and Transactions.

Investing activities in 2014 included $32.2 million for the purchase of capital assets, net cash of $9.2 million for deposits on equipment and other capital projects not yet in service, cash of $16.0 million in acquisition-related activities primarily for our investment in the Charleston Area Medical Center, and net cash of $2.8 million due to a net increase in notes receivable. This use of cash was offset by $1.6 million of proceeds from the sale of assets.

We may continue to use cash for acquisitions in the future. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We spend capital:

•	to purchase new systems;
•	to replace less advanced systems with new systems;
•	to upgrade MRI, PET/CT and radiation oncology systems; and
•	to upgrade our corporate infrastructure, primarily in information technology.

Capital expenditures totaled $55.5 million, $32.2 million and $27.0 million in 2015, 2014 and 2013, respectively. During 2015, we purchased 31 MRI, CT and PET/CT systems, nine other modality systems, and five radiation oncology systems. In addition, we upgraded various MRI, PET/CT and radiation oncology equipment, and traded-in or sold a total of 25 systems during 2015. We expect to purchase additional systems in 2016 and finance substantially all of these purchases with our available cash, cash from operating activities and equipment leases. We expect capital expenditures to total approximately $80 to $90 million in 2016 based on planned expansion of our Radiology, Oncology and Interventional HealthCare Services Divisions, which will require significant investment, and capital expenditures to maintain our existing portfolio of assets.

We had cash and cash equivalents of $38.1 million and $33.0 million at December 31, 2015 and 2014, respectively. Available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we cannot assure that access to our invested cash and cash equivalents will not be affected by adverse conditions in the financial markets.

At December 31, 2015 and 2014, we had $29.5 million and $26.7 million, respectively, in our accounts with third-party financial institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be adversely affected if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.

We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next year to fund anticipated capital expenditures and make required payments of principal and interest on our debt and other contracts. As of December 31, 2015, we are in compliance with all covenants contained in our Credit Agreement, and expect that we will be in compliance with these covenants for the remainder of 2016.

Acquisitions

We typically use cash from our balance sheet and our revolving line of credit to fund acquisitions. During 2015, a total of $49.1 million in cash was paid for acquisitions and for the settlement of holdback liabilities and payments related to contingent consideration arrangements associated with prior year acquisitions. Further discussion of our acquisitions is disclosed in Note 3 – Acquisitions and Transactions.

Credit Facility

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

The Credit Agreement also contains a leverage ratio covenant requiring us to maintain a maximum ratio of consolidated total debt to consolidated adjusted EBITDA that ranges from 4.95 to 1.00 to 4.30 to 1.00. At December 31, 2015, the Credit Agreement requires a maximum leverage ratio of not more than 4.55 to 1.00. The Credit Agreement eliminated the interest coverage ratio covenant which we were subject to maintain prior to the refinancing. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the Credit Agreement. As of December 31, 2015, our ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 4.10 to 1.00. As of December 31, 2015, there was $502.9 million outstanding under the term loan facility and $19.5 million in borrowings under the revolving credit facility.

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

Incremental Term Loan

During the first five and one half years after the closing date for the incremental term loan, the quarterly amortization payments of all term loans under the credit facility has increased to $1.23 million from the previous amount of $1.05 million.

Our obligations under the incremental term loan are guaranteed by substantially all our direct and indirect domestic subsidiaries. The obligations under the incremental term loan and the guarantees are secured by a lien on substantially all of our tangible and intangible property, and by a pledge of all of the shares of stock and limited liability company interests of our direct and indirect domestic subsidiaries, of which we own or later acquire more than a 50% interest, subject to limited exceptions.

Interest Rate Swaps

We have entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of our variable rate bank debt. At December 31, 2015 and 2014, we had interest rate swap and cap agreements to hedge approximately $265.9 million and $258.7 million of variable rate bank debt, respectively, or 46.0% and 51.0% of total debt, respectively. Over the next twelve months, we expect to reclassify $0.8 million from accumulated other comprehensive income (loss) to interest expense and other, net

Contractual Obligations

The maturities of our long-term debt, including interest, future payments under our capital  and operating leases and binding equipment purchase commitments as of December 31, 2015 are as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
Term Loan	$5.2	$5.2	$5.2	$487.3	$—	$—	$502.9
Revolving Line of Credit	—	—	19.5	—	—	—	19.5
Equipment Loans	12.5	7.8	5.2	4.3	1.8	12.5	44.1
Operating Leases (1)	11.1	9.1	7.8	2.3	1.4	7.7	39.4
Capital Leases	2.7	1.9	2.0	2.0	3.7	0.7	13.0
Letters of Credit	—	4.8	—	—	—	—	4.8
Purchase commitments	28.4	—	—	—	—	—	28.4
Total Contractual Obligation Payments	59.9	28.8	39.7	495.9	6.9	20.9	652.1
Amount Representing Interest	24.3	23.8	23.3	10.1	0.9	7.5	89.9
Future Contractual Obligations	$84.2	$52.6	$63.0	$506.0	$7.8	$28.4	$742.0
(1)	Includes all operating leases through the end of their main lease term, excluding options on facility leases.

We have omitted our liability for self-insurance, contingent consideration for acquisitions and unrecognized tax benefits of $3.4 million, $5.8 million and $0.2 million, respectively, at December 31, 2015 from the above table because we cannot determine with certainty when either or of these liabilities will be settled. Although we believe that it is reasonably possible that the amount of these liabilities will change in the next twelve months, we do not expect the change will have a material impact on our consolidated financial statements.

We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next year to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt and other contracts. We may require or choose to obtain additional financing. Our ability to obtain additional financing will depend, among other things, on our financial condition and operating performance, as well as the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we need to raise additional funds in the future and are unable to do so or obtain additional financing on acceptable terms in the future, we may have to limit planned activities or sell assets to obtain liquidity. We may also from time to time seek to repurchase, redeem, or retire our outstanding indebtedness through cash purchases and exchange offers in open market transactions, privately negotiated purchases or otherwise. Those repurchases, redemptions or retirements, if any, will depend on prevailing market conditions, our liquidity requirements and capital resources, contractual restrictions and other factors. The amounts involved may be material.

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

Revenue Recognition

We derive the majority of our revenue directly from healthcare providers, primarily for imaging and radiation oncology services. To a lesser extent, we generate revenues from direct billings to patients or their medical payors, and we record these revenues net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from direct patient billing amounted to approximately 20% of revenues in the years ended December 31, 2015, 2014 and 2013. We continuously monitor collections from direct patient billings and compare these collections to revenue, net of contractual discounts, recorded at the time of service. While these contractual discounts have historically been within our expectations and the provisions established, an inability to accurately estimate contractual discounts in the future could have a material adverse effect on our operating results. Because the price is predetermined, we recognize all revenues when we deliver the radiology service and collectability is reasonably assured, which is based upon contract terms with healthcare providers and negotiated rates with third-party payors and patients.

Accounts Receivable

We provide shared and single-user diagnostic radiology and oncology equipment and technical support services to the healthcare industry and directly to patients on an outpatient basis. Substantially all of our accounts receivable are due from hospitals, other healthcare providers and health insurance providers, including Medicare, located throughout the United States. Services are generally provided under long-term contracts with hospitals and other healthcare providers or directly to patients, and generally collateral is not required. We generally collect receivables within industry norms for third-party payors. We continuously monitor collections from our clients and maintain an allowance for estimated credit losses based upon any specific client collection issues that we have identified and our historical experience. Although those credit losses have historically been within our expectations and the provisions established, an inability to accurately estimate credit losses in the future could have a material adverse effect on our operating results.

Goodwill and Long-Lived Assets

ASC 350 requires that goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually at the reporting unit level. In addition, ASC 350 defines a reporting unit as an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit under ASC 350 if the component constitutes a business for which discrete financial information is available and used by management. We have evaluated ASC 350 and concluded there are three operating segments: the Radiology Division, the Oncology Division and the Interventional HealthCare Services Division. We have assessed that each component listed above meets the definition of a reporting unit, based on the conclusions that each component constitutes a business, discrete financial information is available for each component, and management regularly reviews the results of such financial information.

In accordance with ASC 350, we have selected to perform an annual impairment test in the fourth quarter for goodwill and intangible assets with indefinite lives or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such indicators include a sustained significant decline in our market capitalization or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. When such an event or change in circumstances occurs, consideration is given to the potential impact on the fair value of the reporting unit and the amount by which the fair value exceeds the carrying value as of the date of the last impairment test.

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

The impairment analysis in the first step utilizes two primary approaches to calculate the fair value of the reporting unit: the discounted cash flow method (“DCF”) and the Guideline Public Company (“GPC”) method.

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

In 2015 and 2014, we concluded in Step 1 that the fair value of each reporting unit significantly exceeded its carrying value, indicating no goodwill or indefinite-lived intangible asset impairment was present.

Goodwill and intangible assets with indefinite lives are allocated to three reporting units, which are the Radiology, Oncology and Interventional HealthCare Services Divisions. Goodwill represented $102.8 million of $634.9 million of total assets as of December 31, 2015. Goodwill represented $63.9 million of $500.9 million of total assets as of December 31, 2014. Radiology Division goodwill totaled $44.8 million and $42.2 million as of December 31, 2015 and 2014, respectively. Oncology Division goodwill totaled $27.6 million and $21.7 million as of December 31, 2015 and 2014, respectively. Interventional HealthCare Services Division goodwill totaled $30.4 million at December 31, 2015. No goodwill was recorded for the Interventional HealthCare Services Division as of December 31, 2014.

See Notes 6 and 7 of the Notes to the Consolidated Financial Statements for further information.

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

Purchase Accounting

In accordance with GAAP, the assets acquired and liabilities assumed in an acquired business are recorded at their estimated fair values on the date of acquisition. The difference between the purchase price amount and the net fair value of assets acquired and liabilities assumed is recognized as goodwill on the balance sheet if it exceeds the estimated fair value and as a bargain purchase gain on the income statement if it is below the estimated fair value. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, often utilizes independent valuation experts and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired and liabilities assumed, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization expense.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please refer to Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provide our services exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Historically, inflation has not had a material effect on our results of operations. Severe increases in inflation, however, could affect the U.S. economy and could have an adverse impact on our business, financial condition and results of operations.

The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. The Company’s total variable-rate debt was $537.0 million at December 31, 2015 and the Company held various interest rate swap agreement denominated in U.S. dollars that effectively convert $262.6 million of its variable-rate debt to fixed-rate debt as of December 31, 2015. The interest rate swap derivative instruments are held and used by the Company as a tool for managing interest rate risk. The counterparties to the swap instruments are large financial institutions that the Company believes are of high-quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, such losses are not anticipated. The fair value of the interest rate swaps was determined to be a net liability of $79 at December 31, 2015. Based on the level of variable-rate debt outstanding as of that date, a 100 basis point increase in the weighted-average interest rate would have increased the Company’s annual pre-tax interest expense by approximately $2.7 million.

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

The swaps expose us to credit risk if the counterparties to the agreements do not or cannot meet their obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swaps. On a quarterly basis, the counterparties are evaluated for non-performance risk. Further discussion of our derivative instruments is disclosed in Note 11 – Derivatives.

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third party financial institutions. At December 31, 2015, we had cash and cash equivalents of $38.1 million, of which $29.5 million was held in accounts that are with third party financial institutions that exceed the FDIC insurance limits.

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

	Expected Maturity as of December 31, 2015
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
	(dollars in millions)
Liabilities:
Long-term debt:
Fixed rate	$8.2	$5.7	$5.6	$5.6	$5.2	$10.4	$40.7	$40.3
Average interest rate	4.45%	4.38%	4.35%	4.26%	5.12%	4.44%	4.50%	4.50%
Variable rate	$8.8	$8.8	$6.3	$507.2	$0.3	$5.6	$537.0	$538.5
Average interest rate	4.27%	4.29%	4.31%	3.57%	0.07%	3.30%	3.30%	3.30%

ITEM 8.	FINANCIAL STATMENTS AND SUPPLEMENTARY DATA

ALLIANCE HEALTHCARE SERVICES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alliance HealthCare Services, Inc.

Newport Beach, California

We have audited the accompanying consolidated balance sheets of Alliance HealthCare Services, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2015. Our audits also included the consolidated financial statement schedule listed in the index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance HealthCare Services, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 10, 2016

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$38,070	$33,033
Accounts receivable, net of allowance for doubtful accounts of $5,461 in 2015 and $4,055 in 2014	73,208	62,503
Deferred income taxes	6,496	16,834
Prepaid expenses	13,463	12,527
Other receivables	3,206	5,686
Total current assets	134,443	130,583
Equipment, at cost	883,804	827,638
Less accumulated depreciation	(688,479)	(678,291)
Equipment, net	195,325	149,347
Goodwill	102,782	63,864
Other intangible assets, net	162,923	115,930
Deferred financing costs, net	6,594	8,119
Other assets	32,820	33,042
Total assets	$634,887	$500,885
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,796	$12,109
Accrued compensation and related expenses	19,933	19,808
Accrued interest payable	3,323	3,154
Current portion of long-term debt	17,732	11,160
Current portion of obligations under capital leases	2,674	4,352
Other accrued liabilities	36,453	26,542
Total current liabilities	100,911	77,125
Long-term debt, net of current portion	546,947	485,701
Obligations under capital leases, net of current portion	10,332	6,076
Deferred income taxes	36,609	36,840
Other liabilities	6,664	6,623
Total liabilities	701,463	612,365
Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 10,774,857 and 10,713,658 issued in 2015 and 2014, respectively; 10,616,884 and 10,555,685 outstanding in 2015 and 2014, respectively	108	107
Treasury stock, at cost - 157,973 shares in 2015 and 2014	(3,138)	(3,138)
Additional paid-in capital	29,297	27,653
Accumulated comprehensive loss	(511)	(351)
Accumulated deficit	(187,349)	(194,091)
Total stockholders’ deficit attributable to Alliance HealthCare Services, Inc.	(161,593)	(169,820)
Noncontrolling interest	95,017	58,340
Total stockholders’ deficit	(66,576)	(111,480)
Total liabilities and stockholders’ deficit	$634,887	$500,885

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues	$473,054	$436,387	$448,831
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	269,104	237,420	239,397
Selling, general and administrative expenses	88,471	79,903	80,215
Transaction costs	3,296	2,344	465
Shareholder transaction costs	1,853	—	—
Severance and related costs	1,347	2,517	1,658
Impairment charges	6,817	308	13,031
Loss on extinguishment of debt	—	—	26,018
Depreciation expense	48,595	54,971	66,319
Amortization expense	9,325	7,880	10,973
Interest expense and other, net	26,241	24,693	39,170
Other (income) and expense, net	(12,255)	(1,823)	(1,945)
Total costs and expenses	442,794	408,213	475,301
Income (loss) before income taxes, earnings from unconsolidated investees, and noncontrolling interest	30,260	28,174	(26,470)
Income tax expense (benefit)	6,536	7,327	(12,398)
Earnings from unconsolidated investees	(3,391)	(4,654)	(5,630)
Net income (loss)	27,115	25,501	(8,442)
Less: Net income attributable to noncontrolling interest	(20,373)	(14,883)	(13,041)
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$6,742	$10,618	$(21,483)
Comprehensive income (loss), net of taxes:
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$6,742	$10,618	$(21,483)
Unrealized (loss) gain on hedging transactions, net of taxes	(160)	(269)	634
Comprehensive (loss) income, net of taxes:	$6,582	$10,349	$(20,849)
Income (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.63	$1.00	$(2.02)
Diluted	$0.62	$0.98	$(2.02)
Weighted-average number of shares of common stock and common stock equivalents:
Basic	10,741	10,669	10,634
Diluted	10,849	10,836	10,634

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income (loss)	$27,115	$25,501	$(8,442)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	2,911	2,634	3,415
Share-based payment	1,701	1,515	1,487
Depreciation and amortization	57,920	62,851	77,292
Amortization of deferred financing costs	2,554	1,926	3,052
Accretion of discount on long-term debt	481	447	1,013
Adjustment of derivatives to fair value	29	342	(21)
Distributions more than undistributed earnings from investees	489	591	337
Deferred income taxes	6,350	6,582	(12,486)
Gain on sale of assets	(1,883)	(565)	(1,391)
Loss on extinguishment of debt	—	—	26,018
Non-cash gain on step acquisition	(10,672)	—	—
Gain on acquisition	(209)	—	—
Impairment charges	6,817	308	13,031
Excess tax benefit from share-based payment arrangements	5	(623)	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(7,112)	(1,424)	(4,808)
Prepaid expenses	(877)	(5,064)	(2,475)
Other receivables	1,494	(114)	1,672
Other assets	2,607	(1,852)	2,990
Accounts payable	3,442	953	(4,281)
Accrued compensation and related expenses	(1,363)	(1,358)	(1,315)
Accrued interest payable	168	1,509	(3,436)
Income taxes payable	40	31	—
Other accrued liabilities	454	6,439	(5,130)
Net cash provided by operating activities	92,461	100,629	86,522
Investing activities:
Equipment purchases	(55,511)	(32,236)	(27,048)
Increase in deposits on equipment	(15,751)	(9,228)	(193)
Acquisitions, net of cash received	(49,140)	(16,043)	—
Increase in cash from escrow	—	—	(475)
Increase in notes receivable	—	(2,776)	—
Proceeds from sale of assets	1,941	1,557	3,156
Net cash used in investing activities	(118,461)	(58,726)	(24,560)
Financing activities:
Principal payments on equipment debt and capital lease obligations	(12,697)	(10,368)	(14,233)
Proceeds from equipment debt	27,049	4,527	4,846
Principal payments on term loan facility	(9,951)	(4,900)	(342,710)
Proceeds from term loan facility	29,850	—	487,200
Principal payments on revolving loan facility	(33,000)	(45,000)	—
Proceeds from revolving loan facility	50,500	28,000	19,000
Principal payments on senior notes	—	—	(190,000)
Payments of debt issuance costs	(808)	—	(16,522)
Purchase of derivative instruments	—	—	(815)
Issuance of common stock	1	—	—
Noncontrolling interest in subsidiaries	(19,927)	(16,089)	(14,409)
Equity purchase of noncontrolling interest	—	(691)	—

Excess tax benefit from share-based payment arrangements	(5)	623	—
Proceeds from shared-based payment arrangements	25	466	527
Purchase of treasury stock	—	(140)	(121)
Net cash provided by (used in) financing activities	31,037	(43,572)	(67,237)
Net increase (decrease) in cash and cash equivalents	5,037	(1,669)	(5,275)
Cash and cash equivalents, beginning of period	33,033	34,702	39,977
Cash and cash equivalents, end of period	$38,070	$33,033	$34,702
Supplemental disclosure of cash flow information:
Interest paid	$23,373	$21,037	$35,495
Income taxes paid (refunded), net of (refunds) payments	(664)	6,504	2,463
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$199	—	$5
Capital lease obligations related to the purchase of equipment	11,273	1,725	0
Equipment purchases in accounts payable	3,700	834	560
Extinguishment of note receivable (Note 3)	3,071	—	—
Transfer of equity investment as consideration in step acquisition (Note 3)	721	—	—
Transfer of equipment as consideration in step acquisition (Note 3)	477	—	—
Transfer of fair value of equity investment in step acquisition (Note 3)	13,645	—	—
Noncontrolling interest assumed in connection with acquisitions (Note 3)	36,231	13,014	—
Mandatorily redeemable noncontrolling interest in connection with acquisition (Note 3)	2,386	—	—
Fair value of contingent consideration related to acquisitions (Note 5)	5,750	—	—
Debt related to purchase of equipment	—	3,183	—
Adjustment to equity of noncontrolling interest	—	1,700	—

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share amounts)

								Stockholders’ Equity (Deficit) Attributable to
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Comprehensive	Retained Earnings (Accumulated	Alliance HealthCare	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Services, Inc.	Interest	Equity (Deficit)
Balance at December 31, 2012	10,615,072	524	(140,028)	(2,877)	21,507	(716)	(183,226)	(164,788)	48,495	(116,293)
Exercise of stock options	31,679	—	—	—	527	—	—	527	—	527
Forfeiture of restricted stock	(7,334)	—	—	—	—	—	—	—	—	—
Release of vested restricted stock	27,719	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(4,893)	(121)	—	—	—	(121)	—	(121)
Share-based payment	—	—	—	—	1,487	—	—	1,487	—	1,487
Unrealized gain on hedging transaction, net of tax	—	—	—	—	—	634	—	634	—	634
Net distributions	—	—	—	—	—	—	—	—	(14,409)	(14,409)
Net (loss) income	—	—	—	—	—	—	(21,483)	(21,483)	13,041	(8,442)
Balance at December 31, 2013	10,667,136	524	(144,921)	(2,998)	23,521	(82)	(204,709)	(183,744)	47,127	(136,617)
Exercise of stock options	72,794	1	—	—	466	—	—	467	—	467
Forfeiture of restricted stock	(26,272)	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(13,052)	(140)	—	—	—	(140)	—	(140)
Share-based payment	—	—	—	—	1,515	—	—	1,515	—	1,515
Share-based payment income tax benefit	—	—	—	—	82	—	—	82	—	82
Unrealized loss on hedging transaction, net of tax	—	—	—	—	—	(269)	—	(269)	—	(269)
Noncontrolling interest disposed in connection with acquisition	—	—	—	—	1,651	—	—	1,651	—	1,651
Net distributions	—	—	—	—	—	—	—	—	(3,670)	(3,670)
Other	—	(418)	—	—	418	—	—	—	—	—
Net income	—	—	—	—	—	—	10,618	10,618	14,883	25,501
Balance at December 31, 2014	10,713,658	107	(157,973)	(3,138)	27,653	(351)	(194,091)	(169,820)	58,340	(111,480)
Exercise of stock options	2,515	—	—	—	25	—	—	25	—	25
Release of vested restricted stock	58,684	1	—	—	—	—	—	1	—	1
Share-based payment	—	—	—	—	1,701	—	—	1,701	—	1,701
Share-based payment income tax detriment	—	—	—	—	(82)	—	—	(82)	—	(82)
Unrealized loss on hedging transaction, net of tax	—	—	—	—	—	(160)	—	(160)	—	(160)
Net investments in subsidiaries	—	—	—	—	—	—	—	—	16,304	16,304
Net income	—	—	—	—	—	—	6,742	6,742	20,373	27,115
Balance at December 31, 2015	10,774,857	108	(157,973)	(3,138)	29,297	(511)	(187,349)	(161,593)	95,017	(66,576)

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Dollars in thousands, except per share and share amounts)

1. Description of the Company and Basis of Financial Statement Presentation

Description of the Company Alliance HealthCare Services, Inc. and its subsidiaries (the “Company”) is a leading national provider of outsourced healthcare services to hospitals and providers. The Company also operates freestanding outpatient radiology, oncology and interventional healthcare clinics and Ambulatory Surgical Centers (“ASC”) that are not owned by hospitals or providers. Diagnostic radiology services are delivered through the Radiology Division (Alliance HealthCare Radiology), radiation oncology services are delivered through the Oncology Division (Alliance Oncology, LLC), and interventional healthcare and pain management services are delivered through the Interventional HealthCare Services Division (Alliance HealthCare Interventional Partners, LLC). The Company is the nation’s largest provider of advanced diagnostic mobile radiology services, an industry-leading operator of fixed-site radiology centers, and a leading provider of stereotactic radiosurgery nationwide. As of December 31, 2015, the Company operated 563 diagnostic imaging and radiation therapy systems, including 116 fixed-site imaging centers across the country and 32 radiation therapy centers and stereotactic radiosurgery (“SRS”) facilities. With a strategy of partnering with hospitals, health systems and physician practices, the Company provides quality healthcare services for over 1,000 hospitals and healthcare partners in 45 states where approximately 2,430 Alliance Team Members are committed to providing exceptional patient care and exceeding customer expectations. The Company was incorporated in the state of Delaware on May 27, 1987.

Principles of Consolidation and Basis of Financial Statement Presentation The accompanying audited consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all subsidiaries over which the Company exercises control. Intercompany transactions have been eliminated. The Company evaluates participating rights in its assessment of control in determining consolidation of joint venture partners. The Company records noncontrolling interest related to its consolidated subsidiaries that are not wholly owned. Investments in non-consolidated investees over which it exercises significant influence but does not control are accounted for under the equity method. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles", or "GAAP").

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents The Company classifies short-term investments with original maturities of three months or less as cash equivalents.

Accounts Receivable The Company provides shared and single-user diagnostic radiology and oncology equipment and technical support services to the healthcare industry and directly to patients on an outpatient basis. Substantially all of the Company’s accounts receivable are due from hospitals, other healthcare providers and health insurance providers, including Medicare, located throughout the United States. A substantial portion of the Company’s services are provided pursuant to long-term contracts with hospitals and other healthcare providers or directly to patients. Accounts receivable are typically collected within industry norms for third-party payors. Estimated credit losses are provided for in the consolidated financial statements.

Concentration of Credit Risk Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and accounts receivable. The Company invests available cash in cash equivalents and money market securities of high-credit-quality financial institutions. Cash and cash equivalents in excess of federally insured limits were $29,488 and $26,740 at December 31, 2015 and 2014, respectively.

As of December 31, 2015 and 2014, the Company’s accounts receivable were primarily from clients in the healthcare industry and third-party payors. No individual customer represented more than 10% of the Company’s accounts receivable at December 31, 2015 and 2014. To reduce credit risk, the Company performs periodic credit evaluations of its clients, but does not generally require advance payments or collateral. Credit losses to clients in the healthcare industry have not been material. The provision for doubtful accounts was 0.6%, 0.6%, and 0.8% of revenues in 2015, 2014 and 2013, respectively.

Plant, Property and Equipment The majority of our major medical equipment is stated at cost and is depreciated using the straight-line method over an initial estimated life of three to 10 years to an estimated residual value, between five and 10 percent of original cost. If the Company continues to operate the equipment beyond its initial estimated life, the residual value is then depreciated to a nominal salvage value over 1.5 to 3 years.

Routine maintenance and repairs are charged to expense as incurred. Major repairs and purchased software and hardware upgrades, which extend the life of or add value to the equipment, are capitalized and depreciated over the remaining useful life.

Plant, property and equipment, net of depreciation, as of December 31, 2015 and 2014 are as follows:

	2015	2014
Furniture and fixtures	$4,825	$4,064
Office equipment	71,245	57,451
Transportation and service equipment	5,884	2,474
Major equipment	758,718	727,918
Tenant improvements	42,792	35,731
Buildings and land	340	—
	883,804	827,638
Accumulated depreciation	(688,479)	(678,291)
Plant, property and equipment, net	$195,325	$149,347

Goodwill and Intangible Assets Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other,” requires that goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually at the reporting unit level. In addition, ASC 350 defines a reporting unit as an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit under ASC 350 if the component constitutes a business for which discrete financial information is available and reviewed by management. The Company has evaluated ASC 350 and concluded there are three operating segments: the Radiology Division, the Oncology Division and the Interventional HealthCare Services Division. The Company has assessed that each component listed above meets the definition of a reporting unit, based on the conclusions that each component constitutes a business, discrete financial information is available for each component, and management regularly reviews the results of such financial information.

In accordance with ASC 350, the Company has selected to perform an annual impairment test in the fourth quarter for goodwill and intangible assets with indefinite lives or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such indicators include a sustained significant decline in our market capitalization or a significant decline in expected future cash flows due to changes in company-specific factors or the broader business climate. When such an event or change in circumstances occurs, consideration is given to the potential impact on the fair value of the reporting unit and the amount by which the fair value exceeds the carrying value as of the date of the last impairment test.

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

The impairment analysis in the first step utilizes two primary approaches to calculate the fair value of the reporting unit: the discounted cash flow method (“DCF”) and the Guideline Public Company (“GPC”) method.

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

In both 2015 and 2014, the respective annual impairment tests yielded individual fair values for each reporting unit that exceeded their respective carrying values and were not considered at risk of impairment.

Goodwill and intangible assets with indefinite lives are allocated to three reporting units, which are the Radiology, Oncology and Interventional HealthCare Services Divisions. Goodwill represented $102,782 of $634,887 of total assets as of December 31, 2015. Goodwill represented $63,864 of $500,885 of total assets as of December 31, 2014. Radiology segment goodwill totaled $44,822 and $42,166 as of December 31, 2015 and 2014, respectively. Oncology segment goodwill totaled $27,589 and $21,698 as of December 31, 2015 and 2014, respectively. Interventional HealthCare Services Division goodwill totaled $30,371 at December 31, 2015. No goodwill was recorded for the Interventional HealthCare Services Division as of December 31, 2014.

ASC 350 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 360, “Property, Plant, and Equipment.” For additional information, see Note 6 of the Notes to the Consolidated Financial Statements.

Impairment of Long-Lived Assets The Company accounts for long-lived assets in accordance with the provisions of ASC 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Purchase Accounting In accordance with GAAP, the assets acquired and liabilities assumed in an acquired business are recorded at their estimated fair values on the date of acquisition. The difference between the purchase price amount and the net fair value of assets acquired and liabilities assumed is recognized as goodwill if it exceeds the estimated fair value and as a bargain purchase gain if it is below the estimated fair value. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, often utilizes independent valuation experts and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired and liabilities assumed, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization expense.

Revenue Recognition The majority of the Company’s revenues are derived directly from healthcare providers and are primarily for radiology and oncology services. To a lesser extent, revenues are generated from direct billings to third-party payors or patients which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from billings to third-party payors and patients amounted to approximately 20%, 20% and 20% of revenues for the years ended December 31, 2015, 2014 and 2013, respectively. No single customer accounted for more than 10% of consolidated revenues in each of the years ended December 31, 2015, 2014 and 2013. The Company recognizes revenue in accordance with ASC 605, “Revenue.” As the price is predetermined, all revenues are recognized at the time the delivery of service has occurred and collectability is reasonably assured which is based upon contract terms with healthcare providers and negotiated rates with third party payors and patients. The Company also records revenue from management services that it performs based upon management service contracts with predetermined pricing. Revenues from these services amounted to approximately 2% of total revenue for the three years ended December 31, 2015, 2014 and 2013. These revenues are recorded in the period in which the service is performed and collections of the billed amounts are reasonably assured in accordance with ASC 605.

Share-Based Payment ASC 718, “Compensation—Stock Compensation” requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, ASC 718 requires entities to apply a fair-

value based measurement method in accounting for these transactions. This value is recorded over the vesting period. Under ASC 718, the Company records in its consolidated statements of operations and comprehensive income (loss), compensation cost for stock options and restricted stock awarded to its employees and non-affiliated directors.

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

Fair Values of Financial Instruments The carrying amount reported in the Consolidated Balance Sheets for cash and cash equivalents approximates fair value based on the short-term maturity of these instruments. The carrying amounts reported in the Consolidated Balance Sheets for accounts receivable and accounts payable approximate fair value based on the short-term nature of these accounts. The carrying amount reported in the Consolidated Balance Sheets for long-term debt under the Company’s Credit Agreement (as discussed in Note 5 of the Notes to the Consolidated Financial Statements) approximates fair value, as these borrowings have variable rates that reflect currently available terms, credit spreads and conditions for similar debt. As of December 31, 2015, the fair value of the Company’s equipment capital leases and loans was equal to the carrying amount reported on the Consolidated Balance Sheets of $57,134. The fair value of the equipment capital leases and loans was estimated using discounted cash flow analyses, based on the Company’s current borrowing rates for similar types of equipment loans.

Self-Insurance The Company has purchased large deductible insurance policies for its workers’ compensation, auto liability, general liability, and professional liability exposures. The Company currently retains the first $250 of loss for workers’ compensation and auto liability and $100 for general and professional liability.

The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on an annual basis. Assets and liabilities are reported in gross amounts in other non-current assets and in current and non-current liabilities.

The Company believes that adequate provision has been made in the Consolidated Financial Statements for these liabilities. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damage awards with respect to unpaid claims. Recorded liabilities are based upon estimates, and while management believes that the estimates of loss are reasonable, the ultimate liability may be in excess of or less than the recorded amounts. Due to the inherent volatility of actuarially determined loss estimates, it is reasonably possible that the Company could experience changes in estimated losses that could be material to net income. If the Company’s actual liability exceeds its estimates of loss, its future earnings, cash flows and financial condition would be adversely affected.

Use of Estimates The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Income (Loss) The Company reports comprehensive income (loss) in accordance with ASC 220, “Comprehensive Income.” For the years ended December 31, 2015, 2014 and 2013, the Company has entered into multiple interest rate cap agreements and interest rate swap agreements, as discussed in Note 11 - Derivatives of the Notes to the Consolidated Financial Statements. Assuming perfect effectiveness, any unrealized gains and losses related to the swaps and caps that qualify for cash flow hedge accounting are classified as a component of comprehensive income (loss), net of any tax. Any ineffectiveness is recognized in earnings.

Segment Reporting In accordance with ASC 280, “Segment Reporting,” and based on the nature of the financial information that is received by the chief operating decision maker (“CODM”), the Company operates in two reportable segments, Radiology and Oncology. Each of these segments, on a stand-alone basis, provide and make available their respective medical services in similar settings, and operate within a singular regulatory environment. Further, management assesses our segment operations and each segments' degree of efficiency and performance based on this structure of financial reporting, and primarily makes operating decisions from these reportable segment results.

Recent Accounting Pronouncements

Revenue Recognition In May 2014, the FASB issued ASU number 2014-09, “Revenue from Contracts with Customers (Topic 606)" — to clarify and converge the revenue recognition principles under U.S. GAAP and International Financial Reporting Standards and to develop guidance that would streamline and enhance revenue recognition requirements while also providing a more robust framework for addressing revenue issues. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. Key provisions of the ASU involve a 5-step model specific to recognizing revenue derived from customer contracts. In addition, ASU 2014-09 provides implementation guidance on several other important topics, including the accounting for certain revenue-related costs. The Company is currently assessing the impacts this guidance may have on its Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Cash Flows and disclosures as well as the transition method it will use to adopt the guidance. The Company is considering the impacts of the new guidance on its ability to recognize revenue for certain contracts where collectability is in question. In addition, the Company will be required to capitalize costs to acquire new contracts, whereas currently, the Company expenses those costs as incurred. In August 2015, the FASB issued an amendment to provide a one year deferral of the effective date to annual reporting periods beginning on or after December 15, 2017, as well as an option to early adopt the standard for annual periods beginning on or after December 15, 2016. The Company does not plan to early adopt the standard.

Going Concern In August 2014, the FASB issued ASU number 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40)". Under U.S. GAAP, a going concern is presumed unless and until an entity’s liquidation becomes imminent. When an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, "Presentation of Financial Statements—Liquidation Basis of Accounting." However, there may be conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, even if liquidation is not imminent. In those situations, financial statements should continue to be prepared under the going concern basis of accounting. ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to determine whether to disclose information about relevant conditions and events. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company is assessing the impact, if any, that the adoption of ASU 2014-15 may have on the Company's results of operations, cash flows, or financial position.

Simplifying the Presentation of Debt Issuance Costs In April 2015, the FASB issued ASU number 2015-03, “Simplifying the Presentation of Debt Issuance Cost” that changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires entities to present such costs in the balance sheet as a direct reduction to the related debt liability rather than as a deferred cost (i.e., an asset) as required by current guidance. In August 2015, the FASB issued clarifying authoritative guidance for debt issuance costs incurred in connection with line-of-credit arrangements. The guidance states that an entity should defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-03 does not change the recognition or measurement of debt issuance costs and is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The guidance is required to be applied retrospectively to all prior periods presented. The Company does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

Balance Sheet Classification of Deferred Taxes In November 2015, the FASB issued ASU number 2015-17, "Balance Sheet Classification of Deferred Taxes,” which will require entities to present deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. The adoption of ASU 2015-17 is effective for publicly traded business entities for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Early adoption is permitted. The Company does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

Leases In February 2016, the FASB issued ASU number 2016-02, "Leases,” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU supersedes the current guidance. The main difference between current guidance and ASU 2015-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 also requires an entity to separate the lease components from the nonlease components (for example, maintenance services or other activities that transfer a good or service to the customer) in a contract. Only the lease components must be accounted for in accordance with this guidance. ASU 2016-02 is effective for publicly traded business entities for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. The Company does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements. The Company is assessing the impact, if any, that the adoption of ASU 2016-02 may have on the Company's results of operations, cash flows, or financial position.

3. Acquisitions and Transactions

Acquisitions have been recorded using the acquisition method of accounting and accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.

2015 Acquisitions

During the year ended December 31, 2015, a total of $49.1 million in cash was paid, net of cash acquired, for the acquisitions and for the settlement of holdback liabilities. Transaction and other integration costs incurred in 2015 were $3.3 million and were included in transaction costs in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss). These acquisitions contributed $43.8 million in revenues in 2015.

The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing operations. The acquisition purchase price for each business is allocated based on the fair values of the assets acquired and liabilities assumed, which are based on management estimates with the assistance of third-party appraisals. Purchase price allocations for the businesses acquired during 2015 are primarily based on provisional fair values and are subject to revision as the Company finalizes appraisals and other analyses. Final determination of the fair values may result in further adjustments to the values presented.

Pacific Cancer Institute, Inc.

On December 31, 2015, the Company through its Oncology Division, acquired a 95% controlling interest in the Pacific Cancer Institute (“PCI”), a state-of-the-art radiation therapy and SRS center located in Maui, Hawaii. The purchase price consisted of $11,013 in cash, net of holdback liabilities. The Company financed this acquisition using the revolving line of credit.

The following table summarizes recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

Equipment, net	1,921
Other assets	152
Goodwill	5,890
Identifiable intangible assets	8,800
Deferred tax liability	(3,748)
Other liabilities	(122)
Noncontrolling interest	(430)
Total consideration	$12,463

As a result of this acquisition, the Company recorded goodwill of $5,890, which largely represents other intangible assets that do not qualify for separate recognition, including existing patients and the solid record of patient care in the local community. In addition, the Company recorded intangible assets of $8,800, of which $1,800 was assigned to physician referral network, $5,400 was assigned to CONs, $650 was assigned to non-solicitation and non-competition agreements and $950 was assigned to trademarks, which are being amortized over 15 years. The Company recorded the intangible assets at fair value at the acquisition date, which was estimated using the income approach. A portion of the recorded goodwill and intangible assets is being amortized over 15 years. The fair value of noncontrolling interest related to this transaction was estimated to be $430 as of the acquisition date, using the income approach. For the year ended December 31, 2015, net revenue and net income generated by PCI were not material.

The values assigned to the various assets and liabilities acquired in this transaction are preliminary and may be subject to adjustment as the calculation of their respective fair values could be subject to change.

The agreement includes contingent consideration arrangements, which are based on performance of the 12-month period following the transaction date. The fair value of these contingent consideration arrangements of $1,450 was estimated using probability-adjusted performance estimates as of the acquisition date and as of December 31, 2015.

AHIP-Florida, LLC

On October 14, 2015, the Company, through its Interventional Healthcare Services Division, acquired a 60% controlling interest in PRC Associates, LLC, (“PRC”), a premier provider of interventional pain management healthcare with eight locations in Central Florida and the Palm Coast. The purchase price consisted of $15,014 in cash, net of $264 cash acquired. The Company financed this acquisition using the revolving line of credit. The purchase agreement includes a mandatory redemption provision allowing the noncontrolling interest holder to sell its 10% noncontrolling interest to Alliance up to a short period after closing date.

The following table summarizes recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash received	$264
Equipment, net	890
Other assets	1,184
Goodwill	7,806
Identifiable intangible assets	15,400
Other liabilities	(475)
Noncontrolling interest	(5,739)
Total consideration	$19,330

As a result of this acquisition, the Company recorded goodwill of $7,806, which largely represents other intangible assets that do not qualify for separate recognition, such as prominent leadership and solid record of patient care programs that set national standards for quality coordinated care in pain management. In addition, the Company recorded intangible assets of $15,400, of which $12,600 was assigned to physician referral network, $1,100 was assigned to non-solicitation and non-competition agreements and $1,700 was assigned to trademarks, which are being amortized over 15 years. The Company recorded the intangible assets at fair value at the acquisition date, which was estimated using the income approach. A portion of the recorded goodwill and intangible assets is being amortized over 15 years for tax purposes. The fair value of noncontrolling interest and mandatorily redeemable noncontrolling interest related to this transaction was $5,739 and $2,386, respectively, as of the acquisition date and as of December 31, 2015. To estimate the fair value of noncontrolling interest, the Company received a thirty-party appraisal. The results for the year ended December 31, 2015 included $3,126 of net revenue and $357 of net income before income taxes, earnings from unconsolidated investees and noncontrolling interest.

The values assigned to the various assets and liabilities acquired in this transaction are preliminary and may be subject to adjustment as the calculation of their respective fair values could be subject to change.

The agreement includes contingent consideration arrangements, which are based on performance of the 12-month period following the transaction date. The fair value of these contingent consideration arrangements of $2,500 was estimated using probability-adjusted performance estimates as of the acquisition date and as of December 31, 2015.

Alliance-HNI, LLC and Subsidiaries

On August 1, 2015, the Company obtained an additional 15.5% interest in its previously non-consolidated investment, Alliance-HNI, LLC (“AHNI”) through a step-acquisition. Prior to August 1, 2015, the Company held a noncontrolling interest in AHNI, pursuant to its ownership of Medical Consultants Imaging, Co. (“MCIC”), which held a 50% interest in a joint venture that was subsequently renamed AHNI.

Prior to the step acquisition on August 1, 2015, AHNI had three subsidiaries: Alliance-HNI Leasing Co. ("AHNIL"), Alliance-HNV PET/CT Services, LLC (“AHNVPS”), and Alliance-HNV PET/CT Leasing, LLC (“AHNVPL”). AHNI held a 98% interest in AHNIL, which AHNI consolidated, and, effectively, a 53.4% interest in AHNVPS, which AHNI did not consolidate. In addition to the Company's original 50% investment in AHNI, it also had a 46.6% direct interest in AHNVPS prior to the step acquisition and, accordingly, the Company has historically consolidated AHNVPS and AHNVPL.

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

Pursuant to ASC 805, "Business Combinations," the transaction is considered a step acquisition and the Company was required to remeasure its previously held equity interest in AHNI at its acquisition-date fair value and recognize any resulting gain or loss. AHNVPS assets that the Company was in control of before and after the acquisition were maintained at their carrying amounts immediately before the acquisition date and no gain or loss or resulting goodwill was recognized on these assets.

The following table summarizes the consideration paid for AHNI and the recognized amounts of the assets acquired and liabilities assumed at the acquisition date:

Consideration:
The Company's equity investment in AHNVPS transferred to AHNI	$721
Certain equipment transferred to AHNI by the Company	477
Fair value of total consideration transferred	1,198

Fair value of the Company's equity interest held in AHNI before the business combination	13,645

Recognized amounts of AHNI assets acquired and liabilities assumed:
Cash	1,848
Accounts receivable, net	2,064
Equipment, net	6,962
Intangible assets	13,700
Other assets	1,919
Long term debt	(4,110)
Other liabilities	(1,095)
Total recognized net assets	21,288

Noncontrolling interest in AHNI	9,463

Goodwill	$2,988

The fair value of the consideration transferred was based on the net book value of the assets transferred by the Company to AHNI at the acquisition date because the Company had control of those assets before and after the transaction. The intangible assets consist primarily of physician referral network, trademarks, and certificates of need, a portion of which are being amortized over 15 years.

The fair value of both the Company's equity interest and the noncontrolling interest in AHNI, a private company, was estimated by applying the income approach and market approach. This fair value measurement was based on significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy as described in Note 5 – Fair Value of Financial Instruments of the Notes to the Condensed Consolidated Financial Statements. Key assumptions include a weighted-average cost of capital of 11.5%, a revenue multiple of 1.7, and various earnings multiples between 5.0 and 6.5.

The Company recognized a non-cash gain of $10,672 as a result of remeasuring to fair value its 50% equity interest in AHNI held before the business combination. The gain is included in other income, net, in the accompanying Consolidated Statements of Income and Comprehensive Income (Loss) for the year ended December 31, 2015. The goodwill recorded largely represents other intangible assets that do not qualify for separate recognition, such as assembled workforce and well-known local presence and reputation. The results for the year ended December 31, 2015 included $10,590 and $5,942 of net revenue and net income before income taxes, earnings from unconsolidated investees and noncontrolling interest, respectively, related to the post step-acquisition period.

The values assigned to the various assets and liabilities acquired in this transaction are preliminary and may be subject to adjustment as the calculation of their respective fair values could be subject to change.

The Pain Center of Arizona

On February 17, 2015, the Company purchased approximately a 59% membership interest in The Pain Center of Arizona (“TPC”), a comprehensive full-time pain management medical practice with 12 locations within the state of Arizona. The acquisition took place in two stages: a purchase of a 60% membership interest in TPC by the Company, and a 50% membership interest in Medical Practice Innovations, Inc. (“MPI”), followed by a transfer of MPI assets to TPC. The MPI transaction diluted the ownership interests of TPC, with the Company retaining approximately 59% membership interest in TPC. The purchase price consisted of $24,088 in cash, net of $234 cash acquired, and net of extinguishment of $3,071 of related-party notes receivable. The Company financed this acquisition using the revolving line of credit.

The following table summarizes recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date, as well as adjustments to finalize the valuations that were not significant:

Cash received	$234
Accounts receivable, net	4,440
Equipment, net	3,346
Other assets	416
Goodwill	22,566
Identifiable intangible assets	24,600
Debt	(2,781)
Other liabilities	(3,030)
Noncontrolling interest	(20,598)
Total consideration	$29,193

As a result of this acquisition, the Company recorded goodwill of $22,566, which largely represents other intangible assets that do not qualify for separate recognition, such as prominent leadership and solid record of patient care programs that set national standards for quality coordinated care in pain management. In addition, the Company recorded intangible assets of $24,600, of which $13,500 was assigned to physician referral network and $11,100 was assigned to trademarks, which are being amortized over 20 years. The Company recorded the intangible assets at fair value at the acquisition date, which was estimated using the income approach. A portion of the recorded goodwill and intangible assets is being amortized over 15 years for tax purposes. The fair value of noncontrolling interest related to this transaction was estimated to be $20,598 as of the acquisition date using the implied fair value based on the Company's ownership percentage. The results for the year ended December 31, 2015 included $30,067 of net revenue and $1,794 of net income before income taxes, earnings from unconsolidated investees and noncontrolling interest generated by TPC.

The values assigned to the various assets and liabilities acquired in this transaction are preliminary and may be subject to adjustment as the calculation of their respective fair values could be subject to change.

The agreement includes contingent consideration arrangements, which are based on performance of the 12-month period following the transaction date. The fair value of these contingent consideration arrangements of $1,800 was estimated using probability-adjusted performance estimates as of the acquisition date and as of December 31, 2015.

2014 Acquisition

Charleston Area Radiation Therapy Centers

In November 2014, the Company through its Oncology Division invested $14,414, net of cash received, to acquire 50% equity in the formation of a joint venture between Charleston Area Medical Center ("CAMC") and Charleston Radiation Therapy Consultants, which will establish a new, state-of-the-art radiation therapy department at the CAMC Cancer Center that will utilize the latest in cancer technologies and treatments. In addition, Alliance Oncology has assumed full operational responsibility for the existing radiation oncology units at multiple locations in the Charleston, West Virginia area. In accordance with ASC 810, "Consolidation", the Company has determined that consolidation of this joint venture is appropriate. As a result of the Company's ability to consolidate the joint venture, it recorded goodwill of $6,889 and intangible assets of $21,747, of which $11,547 is attributed to the necessary Certificate of Need ("CON"). The goodwill recorded largely represents other intangible assets that do not qualify for separate recognition, including existing patients of the hospital and the solid record of patient care that CAMC has established in the local community.

The Company recognized revenues and net earnings of $1,768 and $899, respectively, in its 2014 Consolidated Statement of Operations and Comprehensive Income (Loss) and believes the revenues and expenses attributed to CAMC are immaterial to its 2014 consolidated results of operations, financial position, or cash flows.

Pro Forma Impact of Acquisitions

The following table provides unaudited pro forma revenues and results of operations for the years ended December 31, 2015 and 2014, as if the acquisitions had occurred on January 1, 2014. The pro forma results were prepared from financial information obtained from the sellers of the businesses, as well as information obtained during the due diligence process associated with the acquisitions. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the stepped-up basis to fair value of assets acquired and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include any anticipated synergies related to combining the businesses. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 2014 or of results that may occur in the future.

(In thousands, except per share amounts)	2015	2014
Total revenues	$502,287	$503,323
Net income attributable to the Company	9,966	16,773
Basic earnings per share	0.93	1.57
Diluted earnings per share	0.92	1.55

Restructuring Plan

On August 4, 2011, the Company’s board of directors approved a restructuring plan that included a significant organizational restructure and a cost savings and efficiency initiative. The Company initiated this restructuring plan in the third quarter of 2011. During the year ended December 31, 2015, the Company recorded $1,327 related to restructuring charges, of which the Company recorded $175 in selling, general and administrative expenses, $225 in amortization, $27 in severance and related costs, and $900 in cost of revenues, excluding depreciation and amortization. During the year ended December 31, 2014, the Company recorded $2,602 related to restructuring charges, of which the Company recorded $1,162 in selling, general and administrative expenses, $180 in severance and related costs; and $1,440 in cost of revenues, excluding depreciation and amortization. During the year ended December 31, 2013, the Company recorded $7,182 related to restructuring charges, of which the Company recorded $4,990 in selling, general and administrative expenses; $1,658 in severance and related costs; and $534 in cost of revenues, excluding depreciation and amortization.

Disposition of Radiology 24/7, LLC and 24/7 Radiology

In the second quarter of 2010, the Company purchased a majority of the outstanding membership interests of Radiology 24/7, LLC (“RAD 24/7”), a teleradiology services company providing primarily final, subspecialty professional radiology interpretation services and outsourced staffing services for MRI, PET/CT, CT, mammography, X-Ray and other imaging modalities and also preliminary radiology interpretation services nationwide. In April 2011, RAD 24/7 purchased some of the assets from 24/7 Radiology, a professional radiology services company providing both preliminary and final professional radiology interpretation services for MRI, CT, ultrasound, X-Ray and other imaging modalities.

In 2013, in accordance with ASC 350, the Company impaired its intangible assets related to its professional services business as a result of its decision that its professional radiology services business did not align with the long-term strategic direction of the Radiology Division, and divested its professional radiology services business in the fourth quarter of 2013. This triggering event resulted in revaluing intangible assets related to the professional services business at $1,525 after recognizing an impairment charge of $5,107 related to the intangible assets in 2013. All other assets related to the divestiture of the professional services business were immaterial.

4. Share-Based Payment

The Company has adopted ASC 718, “Compensation—Stock Compensation,” and follows the alternative transition method as described in ASC 718 for computing its beginning additional paid-in capital pool. In addition, the Company treats the tax deductions from stock options as being realized when they reduce taxes payable in accordance with the principles and timing under the relevant tax law.

Stock Option Plans and Awards

In November 1999, the Company adopted an employee stock option plan (as amended and restated, the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 2,205,000 shares have become available for grant. As of December 31, 2015, a total of 476,044 shares remained available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant. All options have 10-year terms. Options granted after January 1, 2008 were typically time based and vest in equal tranches over three or four years. During the years ended December 31, 2015 and 2014, there were no options in which vesting was accelerated.

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

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Year Ended December 31,
	2015	2014	2013
Risk free interest rate	1.65%	1.83%	1.52%
Expected dividend yield	—%	—%	—%
Expected stock price volatility	65.2%	66.3%	65.1%
Average expected life (in years)	6.00	6.00	6.00

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	767,496	$18.57
Granted	156,302	$23.83
Exercised	(31,679)	$16.85
Canceled	(88,502)	$31.80
Outstanding at December 31, 2013	803,617	$20.83
Granted	47,323	$28.97
Exercised	(72,794)	$6.31
Canceled	(144,248)	$14.00
Outstanding at December 31, 2014	633,898	$21.41
Granted	83,514	$23.91
Exercised	(2,515)	$10.12
Canceled	(68,607)	$39.03
Outstanding at December 31, 2015	646,290	$19.91	5.77	$911
Vested and expected to vest in the future at December 31, 2015	623,827	$19.73	5.70	$911
Vested and exercisable at December 31, 2015	487,620	$18.20	5.19	$908

The following table summarizes information about all the stock options outstanding at December 31, 2015:

Options Outstanding	Exercise Price Range	Remaining Contractual Term	Options Exercisable	Weighted Average Exercise Price
100,000	$4.85 — $4.93	6.42	100,000	$4.85
64,334	$4.94 — $5.95	6.11	64,334	$5.65
83,002	$5.96 — $6.29	6.01	83,002	$6.20
54,181	$6.30 — $22.43	5.07	54,181	$15.32
78,069	$22.44 — $28.46	9.08	1,513	$26.97
71,452	$28.47 — $28.92	2.75	51,011	$28.58
102,952	$28.93 — $30.27	7.75	82,362	$29.14
92,300	$30.28 — $48.70	2.29	92,300	$40.64
646,290	$4.85 — $48.70	5.77	528,703	$18.62

Cash proceeds, along with fair value disclosures related to grants, exercises, and vesting options, are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Proceeds from stock options exercised	$25	$466	$527
Intrinsic value of stock options exercised (1)	$25	$1,630	$204
Weighted-average fair value of options granted	$14.25	$17.56	$14.17
Total fair value of shares vested during the year	$1,075	$837	$1,064
(1) The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.

The following table summarizes the Company’s unvested stock option activity:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2015	197,899	$12.17
Granted	83,514	14.25
Vested	(113,143)	9.50
Canceled	(9,600)	14.78
Unvested at December 31, 2015	158,670	$15.01

For the years ended December 31, 2015, 2014 and 2013, the Company recorded share-based payment related to stock options of $1,012, $830 and $925, respectively. At December 31, 2015, the total unrecognized fair value share-based payment related to unvested stock options granted to both employees and non-employees was $1,470, which is expected to be recognized over a remaining weighted-average period of 1.64 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the Consolidated Statements of Operations and Comprehensive Income (loss).

Stock Awards

The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based stock awards (collectively referred to as “stock awards”). There were no stock awards granted to employees in 2015 or 2014. During 2013, awards to certain employees vested immediately upon the date of grant, or cliff vested after one year, provided that the employee remained continuously employed through the issuance date. For the years ended December 31, 2015, 2014 and 2013, the Company recorded share-based payment related to stock awards of $689, $685 and $562, respectively.

In the third quarter of 2014, 25,000 restricted stock units (“RSU”) were granted to executive management, which vest based upon achieving certain market performance conditions. Specifically, the Company's closing stock price per common share must equal or exceed a value of $40.00 per share for 10 consecutive days between the dates of January 1, 2015 and April 21, 2017. If these conditions are not achieved before April 21, 2017, these RSUs will expire. In accordance with ASC 718, expense related to restricted stock units that vest based on achieving a market condition should not be recognized until the derived vesting period has been met, and at such time the derived vesting period becomes the requisite service period. Since the market condition has not been met, and is currently not probable of being met based on the current market condition, the Company has not recognized any expense related to these RSUs. These RSUs contain provisions that vesting may be accelerated under a change in control of the Company. There were no RSUs granted during year ended December 31, 2015

The following table summarizes the Company’s unvested restricted stock activity:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2013	104,544
Granted to employees	14,100
Granted to non-employee directors	13,619
Vested	(54,038)
Canceled	(7,334)
Unvested at December 31, 2013	70,891
Granted to employees	—
Granted to non-employee directors	32,959
Vested	(44,619)
Canceled	(26,272)
Unvested at December 31, 2014	32,959	$20.99
Granted to employees	—	$—
Granted to non-employee directors	74,413	$9.18
Vested	(32,959)	$20.99
Canceled	—	$—
Unvested at December 31, 2015	74,413	$9.18

At December 31, 2015, the total unrecognized fair value share-based payment related to stock awards granted to unaffiliated directors was $663, which is expected to be recognized over a remaining weighted-average period of 1.00 year. At December 31, 2015, there was no unrecognized fair value share-based payment related to stock awards granted to employees.

5. Fair Value of Financial Instruments

The Company used the following methods and assumptions in estimating fair value disclosure for financial instruments:

Cash and cash equivalents The carrying amounts reported in the Consolidated Balance Sheets approximate fair value due to the short-term maturity or variable rates of these instruments.

Debt The carrying amounts of variable-rate borrowings at December 31, 2015 and 2014 approximate fair value estimates based on current market rates and credit spreads for similar debt instruments.

Contingent consideration The carrying amounts of contingent consideration related to acquisition at December 31, 2015 approximate fair value using probability-adjusted performance estimates.

Mandatorily redeemable noncontrolling interest The carrying amount of mandatorily redeemable noncontrolling interest related to the PRC acquisition at December 31, 2015 approximates fair value using the estimated implied fair value based on the Company's ownership percentage. Further discussion of the mandatorily redeemable noncontrolling interest is disclosed in Note 3 – Acquisitions and Transactions.

Derivative instruments Fair value was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.

The estimated fair values of the Company’s financial instruments are as follows:

	As of December 31,
	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$38,070	$38,070	$33,033	$33,033
Fixed-rate capital leases and debt	40,667	40,262	13,015	13,878
Variable-rate debt	537,018	538,520	494,273	494,353
Contingent consideration related to acquisition	5,750	5,750	—	—
Mandatorily redeemable noncontrolling interest	2,386	2,386	—	—
Derivative instruments - asset position	—	—	228	228
Derivative instruments - liability position	86	86	46	46

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

Level 1	Quoted market prices in active markets for identical assets or liabilities.
Level 2	Observable market-based inputs or unobservable inputs, including identical securities in inactive markets or similar securities in active markets that are corroborated by market data.
Level 3	Unobservable inputs that are not corroborated by market data.

The Company’s fixed and variable-rate debt represent level 2 liabilities not measured at fair value on a recurring basis. None of the Company’s instruments has transferred from one level to another.

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 820 pricing levels as of December 31, 2015:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$38,070	$38,070	$—	$—
Contingent consideration related to acquisition	5,750	—	—	5,750
Mandatorily redeemable noncontrolling interest	2,386	—	—	2,386
Interest rate contracts - asset position	—	—	—	—
Interest rate contracts - liability position	86	—	86	—

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 820 pricing levels as of December 31, 2014:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$33,033	$33,033	$—	$—
Interest rate contracts - asset position	228	—	228	—
Interest rate contracts - liability position	46	—	46	—

The Company’s derivative instruments are primarily pay-fixed, receive-variable interest rate swaps and caps based on the LIBOR swap rate. The Company has elected to use the income approach to value these derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for interest rate swap and cap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates at commonly quoted intervals and implied volatilities for options). ASC 820 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness and the

Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments. For additional information please see Note 11 - Derivatives of the Notes to the Consolidated Financial Statements.

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

6. Impairment Charges

For the year ended December 31, 2015 and in accordance with ASC 350, the Company performed its annual impairment test in the fourth quarter for goodwill and intangible assets with indefinite lives. From this analysis, the Company concluded that no impairment was present. During 2015, the Company implemented a plan to start the process to close a radiation therapy center and, as a result, recorded a non-cash charge to write off $6,670 of intangible assets not subject to amortization associated with that center in its Oncology Division. The revenues from the radiation therapy center were not material for the year ended December 31, 2015.

For the year ended December 31, 2014, in accordance with ASC 350, the Company performed its annual impairment test in the fourth quarter for goodwill and intangible assets with indefinite lives. From this analysis, the Company concluded that no impairment was present. Additionally, impairment charges totaling $308 were recorded in 2014 primarily due to the write off of the Company's equity investment in an oncology site location upon the site's closure in 2014.

In the third quarter of 2013, in accordance with ASC 350, the Company recorded an impairment charge of $4,529 to revalue intangible assets to an estimated fair value of $7,458 related to the closure of an radiology site location in August 2013, which was originally purchased in a group of assets acquired in 2007. Upon acquisition, the Company recorded both tangible and intangible assets including physician referral networks, non-compete agreements, certificates of need and goodwill. In late 2012, the term of a non-compete agreement ended causing a decline in revenue, ultimately resulting in the radiology site closure. Based on this triggering event, the Company deemed it appropriate to perform a valuation analysis of the remaining intangible assets related to the original acquisition. Based on current year performance to project revenues and earnings to estimate future cash flows, the Company applied the excess earnings method under the income approach to value the physician referral networks, and applied the beneficial earnings method under the income approach. The guideline transaction method under the market approach was used to value the certificates of need. The Company categorized this fair value determination as Level 3 (unobservable) in the fair value hierarchy, as described in Note 5 of the Notes to the Consolidated Financial Statements.

In 2013, in accordance with ASC 350, the Company impaired its intangible assets related to its professional services business as a result of its decision that its professional radiology services business did not align with the long-term strategic direction of the Radiology Division, and divested its professional radiology services business in the fourth quarter of 2013. This triggering event resulted in revaluing intangible assets related to the professional services business at $1,525 after recognizing an impairment charge of approximately $5,107 related to the intangible assets in 2013. The Company based the carrying value of these intangible assets on the selling price the Company received in the sale transaction for the assets related to its professional services business (categorized as Level 3 in the fair value hierarchy, as described in Note 5 – Fair Value of Financial Instruments. All other assets related to the divestiture of the professional services business were immaterial.

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

7. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance at January 1, 2014	$56,975
Goodwill acquired during the period	6,889
Impairment charges	—
Adjustments to goodwill during the period	—
Balance at December 31, 2014	63,864
Goodwill acquired during the period	38,918
Impairment charges	—
Adjustments to goodwill during the period	—
Balance at December 31, 2015	$102,782
Gross goodwill	$277,026
Accumulated impairment charges	(174,244)
Balance at December 31, 2015	$102,782

Intangible assets consisted of the following:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$186,316	$(92,280)	$94,036	$162,089	$(93,617)	$68,472
Other	38,522	(20,540)	17,982	26,241	(21,758)	4,483
Total amortizing intangible assets	$224,838	$(112,820)	$112,018	$188,330	$(115,375)	$72,955
Intangible assets not subject to amortization			50,905			42,975
Total other intangible assets			$162,923			$115,930

The Company uses the estimated useful life to amortize customer contracts, which is a weighted-average of 15 years. Other intangible assets subject to amortization are estimated to have a weighted-average useful life of six years. Amortization expense for intangible assets subject to amortization was $9,325 and $7,880 for the years ended December 31, 2015 and 2014, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.

Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

2016	9,371
2017	8,964
2018	8,603
2019	8,119
2020	7,634
Thereafter	69,327

8. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Systems rental and maintenance costs	$1,808	$1,586
Site rental fees	1,121	992
Property and sales taxes payable	8,695	9,276
Self-insurance expense	2,037	2,276
Legal fees	1,971	—
Deferred gain on sale of equipment	312	312
Equipment purchases	4,756	2,133
Contingent consideration related to acquisition	5,750	—
Mandatorily redeemable noncontrolling interest	2,386	—
Other expenses	7,617	9,967
Total	$36,453	$26,542

9. Long-Term Debt and Senior Subordinated Credit Facility

Long-term debt consisted of the following:

	December 31, 2015	December 31, 2014
Term loan facility	$502,874	$482,825
Discount on term loan facility	(1,823)	(2,156)
Revolving credit facility	19,500	2,000
Equipment under capital leases	13,006	10,428
Equipment debt	44,128	14,192
Long-term debt, including current portion	577,685	507,289
Less current portion	20,406	15,512
Long-term debt	$557,279	$491,777

Equipment debt, collateralized by equipment, have interest rates ranging from 3.89% to 9.00% and are payable in various monthly principal and interest payments through 2021.  Equipment under capital leases, collateralized by equipment, have interest rates ranging from 1.15% to 10.32% and are payable in various monthly principal and interest payments through 2021.

Credit Facility and Senior Secured Term Loan Refinancing

In December 2009, the Company entered into a senior secured credit agreement comprised of a $460,000 term loan maturing in June 2016 and a $120,000 revolving facility maturing in December 2014.

On June 3, 2013, the Company replaced its existing credit facility with a new senior secured credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement consists of (i) a $340,000, six-year term loan facility, (ii) a $50,000, five-year revolving loan facility, including a $20,000 sublimit for letters of credit, (iii) uncommitted incremental loan facilities of $100,000 of revolving or term loans, plus an additional amount if the Company’s pro forma leverage ratio is less than or equal to 3.25, subject to receipt of lender commitments and satisfaction of specified conditions, and (iv) an $80,000 delayed draw term loan facility, which was required to be drawn within thirty days of June 3, 2013 and used for the redemption of the Company's $190,000 of 8% Senior Notes (“Notes”).

On July 3, 2013 the delayed draw term loan facility was utilized, of which the proceeds were used to redeem $80,000 in aggregate principal amount of the Company's outstanding Notes that were originally issued in December 2009 as a cash tender offer for any and all of its outstanding 7.25% Notes originally issued in December of 2004. The delayed draw term loan facility converted into, and matched the terms of, the new $340,000 term loan facility. If any of the Notes remain outstanding on September 1, 2016, then the maturity date of all loans under the Credit Agreement will be September 1, 2016.

Borrowings under the Credit Agreement bear interest through maturity at a variable rate based upon, at the Company's option, either the LIBOR or the base rate (which is the highest of the administrative agent’s prime rate, one-half of 1.00% in excess of the overnight federal funds rate, and 1.00% in excess of the one-month LIBOR rate), plus, in each case, an applicable margin. With respect to the term loan facilities, the applicable margin for LIBOR loans is 3.25% per annum, and with respect to the revolving loan facilities, the applicable margin for LIBOR loans ranges, based on the applicable leverage ratio, from 3.00% to 3.25% per annum, in each case, with a LIBOR floor of 1.00%. The applicable margin for base rate loans under the term loan facilities is 2.25% per annum and under the revolving loan facility ranges, based on the applicable leverage ratio, from 2.00% to 2.25% per annum. Prior to the refinancing of the term loan facilities, the applicable margin for base rate loans was 4.25% per annum and the applicable margin for revolving loans was 5.25% per annum, with a LIBOR floor of 2.00%. The Company is required to pay a commitment fee which ranges, based on the applicable leverage ratio, from 0.38% to 0.50% per annum on the undrawn portion available under the revolving loan facility and variable per annum fees with respect to outstanding letters of credit.

During the first five and one-half years after the closing date, and including the full amount of the delayed draw term loan facility, the Company will be required to make quarterly amortization payments of the term loans in the amount of $1,050. The Company is also required to make mandatory prepayments of term loans under the Credit Agreement, subject to specified exceptions, from excess cash flow (as defined in the Credit Agreement) and with the proceeds of asset sales, debt issuances and specified other events.

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

The Credit Agreement also contains a leverage ratio covenant requiring the Company to maintain a maximum ratio of consolidated total debt to consolidated adjusted EBITDA expense that ranges from 4.95 to 1.00 to 4.30 to 1.00. At December 31, 2015, the Credit Agreement requires a maximum leverage ratio of not more than 4.55 to 1.00. The Credit Agreement eliminated the interest coverage ratio covenant that the Company was subject to maintain prior to the refinancing. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the Credit Agreement.

As a result of the 2013 debt refinancing transaction, the Company recognized a loss on extinguishment totaling $17,069 resulting from the write-off of unamortized deferred financing costs and the discount related to the former credit facility.

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

On June 19, 2015, the Company entered into a second amendment to the Credit Agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Second Amendment”). Pursuant to the Second Amendment, the Company raised the remaining $30,000 in incremental term loan commitments. The funds were used to repay all outstanding borrowings under the Company's revolving credit facility, pay fees and expenses related to the Second Amendment, and general corporate purposes. The Second Amendment did not impact the borrowing capacity on the revolving credit facility which remains at $50,000.

The incremental term loan under the Second Amendment was funded at 99.0% of principal amount and will mature on the same date as the existing term loan under the Company’s credit agreement on June 3, 2019. Upon funding, the incremental term loans were converted to match all the terms of existing term loans. Interest on the incremental term loan is calculated, at the Company’s option, at a base rate plus a 2.25% margin or LIBOR plus a 3.25% margin, subject to a 1.00% LIBOR floor.

The quarterly amortization payments of all term loans under the credit facility for the first five and one-half years was initially established at $1,050. The quarterly amortization payment was increased to $1,225 in December 2013 pursuant to the First Amendment and subsequently increased to $1,300 in June 2015 pursuant to the Second Amendment.

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

As a result of the 2013 transaction, the Company recognized a loss on extinguishment totaling $3,817 including $1,721 of expense related to unamortized deferred costs and associated discount, as well as $2,025 for the related call premium.

As of December 31, 2015, the Company’s ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 4.10 to 1.00. As of December 31, 2015, the Company had $25.7 million of available borrowings under our revolving line of credit, net of $19.5 million outstanding on the revolving line of credit and $4.8 million outstanding in letters of credit.

8% Senior Notes

In December 2009, the Company completed a cash tender offer (the “2009 Tender Offer”) for any and all of its outstanding 7.25% Notes issued in December of 2004, and issued $190,000 of 8.0% senior notes due in 2016 in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended. The Company used the proceeds from this transaction, its term loan facility and existing cash to complete the 2009 Tender Offer. The Notes were issued at 98.7% of par, with the discount to par being amortized to interest expense and other, net through the maturity date of the notes.

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

The annual principal maturities of long-term debt as of December 31, 2015 are as follows:

	Bank Credit Facilities
	Term Loan	Revolving Credit Facility	Equipment Under Capital Leases	Equipment Loans	Total
Year ending December 31:
2016	5,200	—	2,674	12,532	20,406
2017	5,200	—	1,908	7,795	14,903
2018	5,200	19,500	1,992	5,200	31,892
2019	487,274	—	2,029	4,280	493,583
2020	—	—	3,669	1,808	5,477
Thereafter	—	—	734	12,513	13,247
	$502,874	$19,500	$13,006	$44,128	$579,508

Notes Payable and Line of Credit with PNC

As a result of the step acquisition on August 1, 2015, and subsequent consolidation of AHNI, the Company had notes payable to PNC totaling $6,539 at December 31, 2015. The notes payable are due in various installments through December 2020 at interest rates between 1.64% and 1.83% per annum. The notes are also collateralized by equipment and contain restrictive covenants. AHNI also has a $2,000 line of credit with PNC, with interest calculated based on LIBOR plus 1.4%. As of December 31, 2015, there was no amount outstanding on the line of credit.

10. Income (Loss) Per Common Share

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

The following table sets forth the computation of basic and diluted loss per share (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$6,742	$10,618	$(21,483)
Denominator:
Weighted-average shares-basic	10,741	10,669	10,634
Effect of dilutive securities:
Employee stock options	108	167	—
Weighted-average shares-diluted	10,849	10,836	10,634
Income (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.63	$1.00	$(2.02)
Diluted	$0.62	$0.98	$(2.02)
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	384	337	176
Average exercise price per share that exceeds average market price of common stock	$30.16	$34.75	$35.02

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

Cash Flow Hedges

Interest Rate Cash Flow Hedges

The Company has entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. At December 31, 2015 and 2014, the Company had interest rate swap and cap agreements to hedge approximately $265,879 and $258,729 of its variable rate bank debt, respectively, or 46.0% and 51.0% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $814 from accumulated other comprehensive income (loss) to interest expense and other, net.

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

In the second quarter of 2011, the Company acquired two interest rate swap agreements (the “USR Swaps”) as part of the acquisition of US Radiosurgery, LLC (“USR”). One of the USR Swaps, which matured in October 2015, had a notional amount of $871 as of December 31, 2014. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 5.71%. The net effect of the hedge is to record interest expense at a fixed rate of 8.71%, as the underlying debt incurred interest based on one-month LIBOR plus 3.00%. The other USR Swap matured in April 2014. As a result of the acquisition of USR, the USR Swaps were de-designated, hedge accounting was terminated and all further changes in the fair market value of these swaps are being recorded in interest expense and other, net.

In the fourth quarter of 2012, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in December 2017, had a notional amount of $2,197 as of December 31, 2015. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.50% and pays a fixed rate of 3.75%. The net effect of the hedge is to convert interest expense to a fixed rate of 3.75%, as the underlying debt incurred interest based on one-month LIBOR plus 2.50%.

In the first quarter of 2013, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in April 2018, had a notional amount of $2,051 as of December 31, 2015. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.00% and pays a fixed rate of 2.87%. The net effect of the hedge is to convert interest expense to a fixed rate of 2.87%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%.

In the fourth quarter of 2013, the Company entered into five interest rate cap agreements ("2013 Caps"). The 2013 Caps, which mature in December 2016, had a notional amount of $250,000 and were designated as cash flow hedges of future cash interest payments associated with a portion of the Company’s variable rate bank debt. Under these arrangements, the Company has purchased a cap on LIBOR at 2.50%. The Company paid $815 to enter into the caps, which is being amortized through interest expense and other, net over the life of the agreements.

In the fourth quarter of 2014, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in November 2019, had a notional amount of $1,347 as of December 31, 2015. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 1.34%. The net effect of the hedge is to convert interest expense to a fixed rate of 1.34%, as the underlying debt incurred interest based on one-month LIBOR.

In the third quarter of 2015, the Company acquired eight non-designated interest rate swaps (the "AHNI Swaps") as a result of the step acquisition of AHNI. The AHNI swaps mature on various dates ranging from April 2017 through April 2020 and had notional amounts totaling $3,304 as of December 31, 2015. Under the terms of these arrangements, the Company receives one-month LIBOR and pays fixed rates ranging from 0.85% to 1.17%. The changes in fair market value of the AHNI Swaps are recorded in interest expense and other, net, as incurred.

In the fourth quarter of 2015, the Company entered into two interest rate swap agreements in connection with equipment financing. The swaps mature from December 2020 through December 2021 and had notional amounts totaling $6,979 as of December 31, 2015. Under the terms of these agreements, the Company receives one-month LIBOR and one-month LIBOR plus 2.00% and pays fixed rates of 1.37% and 3.69%, respectively. The net effect of these hedges is to convert interest expense to fixed rates of 1.37% and 3.69%, as the underlying debt incurred interest based on one-month LIBOR and one-month LIBOR plus 2.00%, respectively.

Quantitative information about the Company’s derivatives’ impact on performance and operations is provided below:

	Asset Derivatives
	Fair Value as of December 31,
	Balance Sheet Location	2015	2014
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$—	$228

	Liability Derivatives
	Fair Value as of December 31,
	Balance Sheet Location	2015	2014
Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$7	$10
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$79	$36

The Effect of Designated Derivative Instruments on the Statement of Operations

For the Year Ended December 31, 2015

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(246)	Interest expense and other, net	$25	Interest expense and other, net	$1
Total	$(246)		$25		$1

The Effect of Designated Derivative Instruments on the Statement of Operations

For the Year Ended December 31, 2014

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(552)	Interest expense and other, net	$(109)	Interest expense and other, net	$(2)
Total	$(552)		$(109)		$(2)

The effect of non-designated derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2015 and 2014 was immaterial.

12. Commitments and Contingencies

Purchase Commitments

The Company has maintenance contracts with its equipment vendors for substantially all of its radiology and oncology equipment. The contracts are between one and five years from inception and extend through the year 2020, but may be canceled by the Company under certain circumstances. The Company's total contract payments for the years ended December 31, 2015, 2014 and 2013 were $40,421, $38,860 and $39,209, respectively. At December 31, 2015, the Company had binding equipment purchase commitments totaling $28,428.

Leases

The Company leases office and warehouse space and certain equipment under non-cancelable operating leases. The office and warehouse leases generally call for minimum monthly payments plus maintenance and inflationary increases. The Company also leases equipment under capital lease arrangements. The future minimum payments under operating and capital leases are as follows:

Year ending December 31:	Capital Leases	Operating Leases
2016	$2,674	$11,108
2017	1,908	9,102
2018	1,992	7,792
2019	2,029	2,302
2020	3,669	1,403
Thereafter	734	7,665
	$13,006	$39,372

The Company's total rental expense, which includes short-term equipment rentals, for the years ended December 31, 2015, 2014 and 2013 was $22,819, $16,814 and $15,760, respectively.

Guarantees and Indemnities

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At December 31, 2015, the Company has determined that no liability is necessary related to these guarantees and indemnities.

Litigation

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

In June 2012, Pacific Coast Cardiology (“PCC”) d/b/a Pacific Coast Imaging, Emanuel Shaoulian, MD, Inc., and Michael M. Radin, MD, Inc. filed a lawsuit in California state court against the Company and other defendants. The complaint asserted a number of claims related to management’s decision not to purchase PCC in 2010, and also separately sought a determination regarding an amount the Company contends was owed to us by PCC pursuant to a previous contractual arrangement. In July 2014, the Company entered into a settlement agreement for an amount that is not material to its consolidated financial statements, for which it had previously recorded an accrual. The Court approved the settlement on August 11, 2014.

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

On June 14, 2013, Alliance Oncology, LLC, a subsidiary of the Company, filed a complaint against Harvard Vanguard Medical Associates, Inc. (“HVMA”) in the United States District Court for the District of Massachusetts, including several claims seeking damages resulting from HVMA’s early termination of a long-term services agreement between the two companies. HVMA filed an answer to Alliance Oncology’s complaint on August 27, 2013. Without specifying its alleged damages, HVMA also asserted several counterclaims in its answer. The Company filed its answer to HVMA’s counterclaims on October 4, 2013. The matter was settled on November 13, 2015 pursuant to a confidential settlement agreement.

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

In November 2015, the Company was served with a lawsuit in the United States District Court for the Northern District of Ohio by Todd S. Elwert, DC, Inc.  The Complaint alleges violations of the Junk Fax Prevention Act for allegedly sending an unsolicited advertisement to Plaintiff which promoted commercial availability and/or quality of the Company’s services. The Plaintiff further alleges that it is part of a class of similarly situated chiropractors who received the blast fax, and as such, requested class certification.  The Company filed its response on December 17, 2015 and is currently in the discovery phase of the lawsuit.

Other Matters

The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated financial statements.

13. 401(k) Savings Plan

Under the Company's 401(k) Savings Plan (the “Plan”), all employees who are over 21 years of age are eligible to participate after attaining 30 days to 9 months of service, depending on the eligible participant’s work schedule. Employees may contribute between 1% and 50% of their annual compensation, subject to Internal Revenue Code limitations. For the years ended December 31,

2015 and 2014, the Company accrued $778 and $492, respectively, to the Plan for employee services rendered in 2015 and 2014, to be contributed subsequent to year-end. For the year ended December 31, 2013, the Company did not match any employee contributions to the Plan. The Company may also make discretionary contributions depending on profitability. No discretionary contributions were made in 2015, 2014 and 2013.

14. Income Taxes

The income tax (benefit) expense shown in the Consolidated Statements of Operations and Comprehensive Income (Loss) consists of the following:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$(91)	$239	$92
State	288	334	228
Total current	197	573	320
Deferred:
Federal	5,864	5,858	(10,681)
State	475	896	(2,037)
Total deferred	6,339	6,754	(12,718)
Total income tax (benefit) expense	$6,536	$7,327	$(12,398)

Significant components of the Company’s net deferred tax assets (liabilities) at December 31 are as follows:

	2015	2014
Basis differences in equipment	$(31,255)	$(29,107)
Basis differences in intangible assets	(287)	2,479
Net operating losses	6,841	5,672
Accounts receivable	1,673	1,671
State income taxes	992	623
Accruals not currently deductible for income tax purposes	7,913	8,057
Basis differences associated with acquired investments	(21,612)	(14,308)
Other	5,622	4,907
Total deferred taxes	(30,113)	(20,006)
Valuation allowance	—	—
Net deferred taxes	$(30,113)	$(20,006)
Current deferred tax asset	$6,496	$16,834
Noncurrent deferred tax liability	(36,609)	(36,840)
Net deferred taxes	$(30,113)	$(20,006)

A reconciliation of expected total income tax (benefit) expense, computed using the federal statutory rate on income is as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. Federal tax benefit at statutory rates	$10,591	$9,861	$(9,265)
State income taxes, net of federal benefit	496	800	(1,175)
Earnings from unconsolidated investees	1,187	1,629	1,971
Noncontrolling interest	(7,130)	(5,209)	(4,564)
Shareholder transaction costs	737	—	—
Other	655	246	635
Income tax (benefit) expense	$6,536	$7,327	$(12,398)

As of December 31, 2015, the Company had net operating loss ("NOL") carryforwards of approximately $16,847 and $14,937 for federal and state income tax purposes, respectively. These loss carryforwards will expire at various dates from 2016 through 2031. As of December 31, 2015, the Company also had alternative minimum tax credit carryforwards of $4,633 with no expiration date.

As of December 31, 2015, the Company has provided a liability for $229 of unrecognized tax benefits related to various federal and state income tax matters. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $192.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014	2013
Unrecognized tax benefits at January 1	$269	$287	$428
Increases for positions taken in current year	51	64	41
Increases for positions taken in a prior year	—	31	—
Decreases for positions taken in a prior year	(11)	—	(15)
Decreases for lapses in the applicable statute of limitations	(80)	(113)	(167)
Decreases for settlements with taxing authorities	—	—	—
Unrecognized tax benefits at December 31	$229	$269	$287

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2015, the Company had approximately $10 in accrued interest and penalties related to unrecognized tax benefits.

The Company is subject to United States federal income tax as well as income tax of multiple state tax jurisdictions. The Company’s federal tax returns are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2012 through 2015. The Company’s and its subsidiaries’ state income tax returns are open to audit under the applicable statutes of limitations for the years ended December 31, 2011 through 2015. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

15. Related-Party Transactions

Ownership Structure and Credit Agreements

On April 16, 2007, Oaktree and MTS purchased 4,900,301 shares of the Company’s common stock. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 50% of the outstanding shares of common stock of the Company. At December 31, 2015, Oaktree and MTS owned in the aggregate approximately 51% of the outstanding shares of common stock of the Company. The Company has not paid management fees to Oaktree and MTS for their financial advisory services to the Company.

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

On September 16, 2015, Fujian Thai Hot Investment Co., Ltd. (“Thai Hot”) agreed to purchase approximately 5,537,945 shares of Company common stock from funds managed by Oaktree, MTS and Larry C. Buckelew (“Buckelew” and, together with Oaktree and MTS, the “Selling Stockholders”) for approximately $102.5 million or $18.50 per share (the “Transaction”). In connection with the Transaction, Thai Hot and the Selling Stockholders agreed to bear a specified portion of the following Company expenses related to the Transaction: (i) 100% of the fees and expenses incurred by the Company in connection with the amendment or waiver of its credit agreement, and (ii) all reasonable and documented fees and expenses incurred by the Company in connection with the Transaction in excess of $1 million.  In addition, subject to the approval of the Board or an authorized special committee of the Board, Thai Hot agreed to fund a new management incentive arrangement which involves the issuance of $1.5 million in cash-based awards to the Company’s management.

Selling Stockholders believe that the Transaction is expected to close within a few weeks of the filing of this Form 10-K. Upon completion of the Transaction, Thai Hot will own a majority of the outstanding shares of common stock of the Company. The Company has not agreed to pay any management fees to Thai Hot for any financial advisory services to the Company.

Management Agreements

The Company had direct ownership in two unconsolidated investees at December 31, 2015 and three unconsolidated investees at December 31, 2014. As discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements, the Company obtained an additional 15.5% interest in one of its unconsolidated investees, AHNI, on August 1, 2015, thereby increasing its ownership position in AHNI to 65.5% and giving it a controlling interest.

Revenues from management agreements with unconsolidated equity investees were $6,099, $9,134 and $9,564 during the years ended December 31, 2015, 2014 and 2013, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which are included in the management agreement revenue, who reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as cost of revenues and the reimbursement as revenue in its Consolidated Statements of Operations and Comprehensive Income (Loss). For the years ended December 31, 2015, 2014 and 2013, the amounts of the revenues and expenses were $4,879, $7,320 and $7,781, respectively.

16. Investments in Unconsolidated Investees

The Company has direct ownership in two unconsolidated investees at December 31, 2015. The Company owns 15% and 50% of these investees respectively, and provides management services under agreements with these investees, expiring at various dates through 2025. Both of these investees are accounted for under the equity method because the Company does not exercise control over the operations of these investees.

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

Set forth below are certain operating results for the aggregate of the Company’s unconsolidated investees, including the operating results for AHNI from January 1, 2015 through its acquisition on August 1, 2015, for the year ended December 31, 2014:

	December 31, 2015	December 31, 2014
Balance Sheet Data:
Current assets	$2,644	$8,687
Noncurrent assets	273	10,108
Current liabilities	676	3,760
Noncurrent liabilities	35	3,395

	Year Ended December 31,
	2015	2014	2013
Combined Operating Results:
Revenues	$20,796	$27,735	$27,614
Expenses	9,038	13,597	12,721
Net income	11,758	14,138	14,893
Earnings from unconsolidated investees	3,391	4,654	5,630

17. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. In accordance with ASC 280, “Segment Reporting,” and based on the nature of the financial information that is received by the CODM, the Company operates in three operating segments (Radiology Division, Oncology Division, and Interventional Healthcare Services Division). Two of the three operating segments, which are the Radiology and Oncology Divisions, qualify as reportable segments under the definition of ASC 280. Each of these reportable segments, on a stand-alone basis, provides and makes available their respective medical services in similar settings, and operates within a singular regulatory environment. Further, management assesses the segment operations and each segment’s degree of efficiency and performance based on this structure of financial reporting, and primarily makes operating decisions from these reportable segment results.

The radiology segment is comprised of diagnostic imaging services including MRI, PET/CT and other imaging services. The oncology segment is comprised of radiation oncology services. The interventional healthcare services operating segment does not constitute a separate reporting segment under ASC 280 and is included within the Corporate/Other results. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on Revenue, Segment Income and Net Income. The accounting policies of the segments are the same as those described in Note 2 – Summary of Significant Accounting Policies.

The following table summarizes the Company’s revenue by segment:

	Year Ended December 31,
	2015	2014	2013
Revenue
Radiology	$339,627	$343,463	$370,968
Oncology	99,957	92,924	77,863
Corporate/Other	33,470	—	—
Total	$473,054	$436,387	$448,831

The following are components of revenue:

	Year Ended December 31,
	2015	2014	2013
Revenue
MRI revenue	$183,893	$180,815	$187,207
PET/CT revenue	128,356	133,224	145,027
Oncology	99,957	92,924	77,863
Other radiology	27,378	29,425	38,734
Corporate/Other	33,470	—	—
Total	$473,054	$436,387	$448,831

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

	Year Ended December 31,
	2015	2014	2013
Segment income
Radiology	$94,475	$104,681	$128,247
Oncology	43,112	41,846	34,752
Corporate / Other	(6,327)	(10,772)	(15,578)
Total	$131,260	$135,755	$147,421

The reconciliation of Net income (loss) to total segment income is shown below:

	Year Ended December 31,
	2015	2014	2013
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$6,742	$10,618	$(21,483)
Income tax expense (benefit)	6,536	7,327	(12,398)
Interest expense and other, net	26,241	24,693	39,170
Amortization expense	9,100	7,880	10,973
Depreciation expense	48,595	54,971	66,319
Share-based payment (included in selling, general and administrative expenses)	1,701	1,515	1,487
Severance and related costs	1,320	2,517	—
Noncontrolling interest in subsidiaries	20,373	14,883	13,041
Restructuring charges (Note 3)	1,327	2,602	7,182
Transaction costs	3,296	2,344	465
Shareholder transaction costs	1,853	—	—
Impairment charges	6,817	308	13,031
Loss on extinguishment of debt	—	—	26,018
Legal matters expense	6,915	5,587	3,067
Non-cash gain on step acquisition (included in other income and expense, net)	(10,672)	—	—
Other non-cash charges (included in other income and expense, net)	1,116	510	549
Total segment income	$131,260	$135,755	$147,421

Net income (loss) for the radiology and oncology segments does not include charges for interest expense, net of interest income, income taxes or certain selling, general and administrative expenses. These costs are charged against the Corporate / Other segment. The following table summarizes the Company’s net income (loss) by segment:

	Year Ended December 31,
	2015	2014	2013
Net income (loss)
Radiology	$52,173	$55,903	$56,881
Oncology	4,912	16,242	6,048
Corporate / Other	(50,343)	(61,527)	(84,412)
Total	$6,742	$10,618	$(21,483)

The following table summarizes the Company’s identifiable assets by segment:

	As of December 31,
	2015	2014	2013
Identifiable assets
Radiology	$298,634	$229,141	$240,317
Oncology	213,698	182,880	158,216
Corporate / Other	122,555	88,864	91,314
Total	$634,887	$500,885	$489,847

The following table summarizes the Company’s goodwill by segment:

	Radiology	Oncology	Corporate / Other	Total
Balance at January 1, 2014	$42,166	$14,809	$—	$56,975
Goodwill acquired during the period	—	6,889	—	6,889
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	—	—	—	—
Balance at December 31, 2014	$42,166	$21,698	$—	$63,864
Goodwill acquired during the period	2,656	5,891	30,371	38,918
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	—	—	—	—
Balance at December 31, 2015	$44,822	$27,589	$30,371	$102,782
Gross goodwill	$199,164	$47,491	$30,371	$277,026
Accumulated impairment charges	(154,342)	(19,902)	—	(174,244)
Balance at December 31, 2015	$44,822	$27,589	$30,371	$102,782

Capital expenditures in the radiology, oncology and corporate/other segments were $27,478, $21,694 and $6,339 respectively for the year ended December 31, 2015, $18,311, $3,994, and $10,081 respectively, for the year ended December 31, 2014, and $21,288, $762, and $4,998 respectively, for the year ended December 31, 2013.

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

	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2015	2015	2015	2015
Revenues	$109,429	$118,504	$120,784	$124,337
Cost of revenues, excluding depreciation and amortization	61,886	67,485	67,057	72,676
Income before income taxes, earnings from unconsolidated investees and noncontrolling interest	6,507	284	17,571	5,898
Net income	6,098	2,942	13,065	5,010
Net income (loss) attributable to Alliance HealthCare Services, Inc.	1,751	(1,961)	7,204	(252)
Income (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.16	$(0.18)	$0.67	$(0.02)
Diluted	$0.16	$(0.18)	$0.67	$(0.02)

	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2014	2014	2014	2014
Revenues	$105,365	$111,238	$110,137	$109,647
Cost of revenues, excluding depreciation and amortization	56,940	59,627	59,401	61,452
Income before income taxes, earnings from unconsolidated investees and noncontrolling interest	5,489	7,380	9,583	5,722
Net income	4,980	6,820	7,854	5,847
Net income attributable to Alliance HealthCare Services, Inc.	1,931	2,784	4,011	1,892
Income per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.18	$0.26	$0.37	$0.19
Diluted	$0.18	$0.26	$0.37	$0.17

The Company experiences seasonality in the revenues and margins generated for its services. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue is affected primarily by fewer calendar days and inclement weather, typically resulting in fewer patients being scanned or treated during the period. Fourth quarter revenues are affected by holiday and client and patient vacation schedules, resulting in fewer scans or treatments during the period. The variability in margins is higher than the variability in revenues due to the fixed nature of our costs. The Company also experiences fluctuations in the revenues and margins generated due to acquisition activity and general economic conditions, including recession or economic slowdown. For information regarding acquisitions, transactions and impairment charges recorded in 2015 and 2014, see Note 3 – Acquisitions and Transactions and Note 6 – Impairment Charges of the Notes to the Consolidated Financial Statements.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework (2013) published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

During the year ended December 31, 2015, we expanded into the interventional healthcare services business line with the acquisitions of The Pain Center of Arizona on February 17, 2015 and AHIP-Florida, LLC on October 14, 2015. As permitted for recently acquired businesses, management has excluded the interventional healthcare services business line from our assessment of internal control over financial reporting. Total tangible assets, total revenues and total earnings before income taxes and noncontrolling interest of the interventional healthcare services business line represent 4%, 7%, and 9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

Our internal control over financial reporting as of December 31, 2015, has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

Management has determined that, as of December 31, 2015, there has been no change in our internal control over financial reporting during the last fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alliance HealthCare Services, Inc.

Newport Beach, California

We have audited the internal control over financial reporting of Alliance HealthCare Services, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at The Pain Center of Arizona and AHIP-Florida, LLC, which were acquired on February 17, 2015 and October 14, 2015, respectively, (collectively, “the interventional healthcare services business line”), and whose financial statements constitute 4% of total tangible assets, 7% of total revenues, and 9% of total income before income taxes, earnings from unconsolidated investees, and noncontrolling interest of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at the interventional healthcare services business line. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the consolidated financial statement schedule as of and for the year ended December 31, 2015 of the Company, and our report dated March 10, 2016, expressed an unqualified opinion on those consolidated financial statements and the consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 10, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K, other than that relating to identification of our executive officers, will be included in our 2016 definitive proxy statement and is incorporated herein by reference. The information required by Item 10 of Form 10-K relating to identification of our executive officers is incorporated by reference from Item 1 of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K will be included in our 2016 definitive proxy statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

The information required by Item 12 of Form 10-K with respect to security ownership of certain beneficial owners and management will be included in our 2016 definitive proxy statement and is incorporated herein by reference.

The information required by Item 12 of Form 10-K with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K will be included in our 2016 definitive proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K will be included in our 2016 definitive proxy statement and is incorporated herein by reference.

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

The following Financial Statement Schedule for the years ended December 31, 2015, 2014 and 2013 is set forth on page 111 of this report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes for the years ended December 31, 2015, 2014 and 2013.

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

10.6*

Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara. (Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 16, 2006)

10.7*

Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara. (Filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 16, 2006)

10.8*

Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 16, 2007)

10.9*

Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Directors) under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on December 20, 2007)

10.10*

Form of Stock Bonus Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 16, 2007)

10.11

Governance and Standstill Agreement, dated as of March 17, 2007, among Alliance Imaging, Inc., OCM Principal Opportunities Fund IV, LP., and MTS Health Investors II, L.P. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on March 22, 2007

10.12*	Form of Executive Severance Agreement. (Filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on May 8, 2014)

10.13*

Amendment of Employment Agreement, dated as of April 16, 2007, between Howard K. Aihara and Alliance Imaging, Inc. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on April 20, 2007)

Exhibit No.	Description
10.14*

New form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated. (Filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 12, 2008

10.15*

Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated (For Director Awards Only). (Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 10, 2009)

10.16*

Amendment to the Alliance Imaging, Inc. Directors’ Deferred Compensation Plan, as amended and restated. (Filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 10, 2009)

10.17*

Second Amendment of Employment Agreement, dated as of December 9, 2008, between Howard K. Aihara and Alliance Imaging, Inc. (Filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 10, 2009)

10.18

Credit Agreement, dated as of June 3, 2013, among Alliance HealthCare Services, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent and the lenders party thereto. (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on August 7, 2013)

10.19

Amendment No. 1 to Credit Agreement, dated as of October 11, 2013, among Alliance HealthCare Services, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent and the lenders party thereto. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on October 16, 2013)

10.20

Incremental Term Loan Commitment Agreement, dated October 11, 2013, by and among the Company, Credit Suisse AG, Cayman Islands Branch,  as administrative agent and other lenders party thereto.( Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on October 16, 2013)

10.21*

Form of Letter Agreement Evidencing Retention Bonus Arrangements with Executive Officers, dated as of January 31, 2012, with schedule of individual bonus amounts. (Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 15, 2012)

10.22*

Offer Letter, dated as of May 31, 2012, between Larry C. Buckelew and Alliance HealthCare Services Inc. (Filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on August 7, 2012)

10.23*

Offer Letter, dated as of May 31, 2012, between Michael J. Shea and Alliance HealthCare Services Inc. (Filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on August 7, 2012)

10.24*

Offer Letter, dated as of July 29, 2013, between Percy C. Tomlinson and Alliance HealthCare Services Inc. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on August 2, 2013)

10.25*

Executive Severance Agreement, dated October 1, 2013, between Percy C. Tomlinson and Alliance HealthCare Services, Inc. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on August 2, 2013)

10.26*

Form of Restricted Stock Unit Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries (Filed as Exhibit 10.29 to the Company’s Annual Report on Form 8-K (File No. 001-16609) with the SEC on March 13, 2014)

10.27

Amendment No. 2 to Credit Agreement, dated as of June 19, 2015, among the Company, Credit Suisse AG, Cayman Islands Branch, as administrative agent and the lenders party thereto. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on June 23, 2015)

10.28

Incremental Term Loan Commitment Agreement, dated June 19, 2015, by and among the Company, Credit Suisse AG, Cayman Islands Branch, as administrative agent and other lenders party thereto. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on June 23, 2015)

21.2	Subsidiaries of the Registrant. (1)

23.1	Consent of Independent Registered Public Accounting Firm.(1)

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

Exhibit No.	Description

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014; (b) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013; (c) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; (d) Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the years ended December 31, 2015, 2014 and 2013; and (e) Notes to Consolidated Financial Statements.(1)

(1)	Filed herewith.
*	Management contract or compensatory plan or arrangement.
†	This information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE HEALTHCARE SERVICES, INC.

March 10, 2016	By:	/s/ PERCY C. TOMLINSON
Percy C. Tomlinson
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2016.

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

Signature	Title
/s/ PERCY C. TOMLINSON
Percy C. Tomlinson	Chief Executive Officer (Principal Executive Officer)

/S/ HOWARD K. AIHARA
Howard K. Aihara	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ LARRY C. BUCKELEW
Larry C. Buckelew	Chairman of the Board of Directors

/S/ SCOTT A. BARTOS
Scott A. Bartos	Director

/S/ AARON A. BENDIKSON
Aaron A. Bendikson	Director

/S/ NEIL F. DIMICK
Neil F. Dimick	Director

/S/ MICHAEL P. HARMON
Michael P. Harmon	Director

/S/ CURTIS S. LANE
Curtis S. Lane	Director

/S/ EDWARD L. SAMEK
Edward L. Samek	Director

/S/ PAUL S. VIVIANO
Paul S. Viviano	Director

ALLIANCE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Additions	Deductions (Bad Debt Write- offs, net of Recoveries)	Balance at End of Period
Year ended December 31, 2015
Allowance for Doubtful Accounts	$4,055	$4,107	$(2,701)	$5,461
Year ended December 31, 2014
Allowance for Doubtful Accounts	$5,158	$2,634	$(3,737)	$4,055
Year ended December 31, 2013
Allowance for Doubtful Accounts	$5,317	$3,415	$(3,574)	$5,158