Form 10-K/A
period 2015-12-31
Alliance HealthCare Services, Inc
filed 2016-04-29
CIK 817135

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

The number of shares outstanding of Common Stock, $.01 par value, as of April 15, 2016 was 10,716,884 shares.

Documents Incorporated by Reference

The registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2015 is incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

EXPLANATORY NOTE

Alliance HealthCare Services, Inc. (“Alliance” and together with its direct and indirect subsidiaries, the “Company,” “we,” “our,” or “us”) is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 2015, to amend Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm and to amend and restate financial statements and other financial information for the five years ended December 31, 2015, covered in this report. As explained in Note 1 of the Notes to the Consolidated Financial Statements, this restatement corrects a noncash error made in years prior to 2011 originating from historical fixed asset impairments that resulted in an understatement of accumulated depreciation and overstatement of equipment, net of $18.1 million that should have been expensed or associated with the gain or loss on equipment disposition transactions to conform with generally accepted accounting principles, as well as, all related footnotes and references thereto. The correction of accumulated depreciation resulted in a related reduction of $7.1 million of deferred tax liabilities, resulting in a net effect on accumulated deficit of $11.0 million. This error had no effect on net income (loss) or cash flows for the periods covered in this report.

The following sections of this Form 10-K/A contain information that has been amended where necessary to reflect the restatement:

•	Part II, Item 6. Selected Financial Data
•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II, Item 8. Financial Statements and Supplementary Data
•	Part II, Item 9A. Controls and Procedures

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officers and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K with the Securities and Exchange Commission on March 10, 2016 and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the Form 10-K.

Cautionary Statement Regarding Forward-looking Statements

This Annual Report on Form 10-K/A, including Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly in the section entitled Liquidity and Capital Resources, and elsewhere in this Annual Report on Form 10-K/A, includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or that we do not fully control that cause actual results to differ materially from those expressed or implied by our forward-looking statements, including:

•	our high degree of leverage and our ability to service our debt;
•	factors affecting our leverage, including interest rates;
•	the risk that the counterparties to our interest rate swap agreements fail to satisfy their obligations under those agreements;
•	our ability to obtain financing;
•	our ability to maintain effective internal controls and procedures;
•	the effect of affirmative and negative covenants and operating and financial restrictions in our debt instruments;
•	the accuracy of our estimates regarding our capital requirements;
•	intense levels of competition and overcapacity in our industry;
•	changes in the rates or methods of third-party reimbursements for diagnostic imaging and radiation oncology services;
•	fluctuations or unpredictability of our revenues, including as a result of seasonality;
•	changes in the healthcare regulatory environment;
•	our ability to keep pace with technological developments within our industry;
•	the growth or decline in the market for MRI and other services;
•	the disruptive effect of natural disasters, including weather;
•	adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit and equity markets;
•	our ability to successfully integrate acquisitions; and
•	other factors discussed under Risk Factors in the Annual Report on Form 10-K and that are otherwise described or updated from time to time in our SEC reports.

This Annual Report on Form 10-K/A includes statistical data that we obtained from public industry publications. These publications generally indicate that they have obtained their information from sources believed to be reliable but they do not guarantee the accuracy and completeness of their information. Although we believe that the publications are reliable, we have not independently verified their data.

PART II

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data shown below has been taken or derived from the audited consolidated financial statements of the Company and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included in this Annual Report on Form 10-K, as amended (in thousands, except per share data).

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:
Revenues	$473,054	$436,387	$448,831	$472,258	$493,651
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	269,104	237,420	239,397	253,225	279,751
Selling, general and administrative expenses	88,471	79,903	80,215	76,022	77,140
Transaction costs	3,296	2,344	465	994	3,429
Shareholder transaction costs	1,853	—	—	—	—
Severance and related costs	1,347	2,517	1,658	2,226	3,991
Impairment charges	6,817	308	13,031	—	167,792
Loss on extinguishment of debt	—	—	26,018	—	—
Depreciation expense	48,595	54,971	66,319	79,333	89,974
Amortization expense	9,325	7,880	10,973	15,861	16,444
Interest expense and other, net	26,241	24,693	39,170	54,101	49,789
Other (income) and expense, net	(12,255)	(1,823)	(1,945)	3,036	2,203
Total costs and expenses	442,794	408,213	475,301	484,798	690,513
Income (loss) before income taxes, earnings from unconsolidated investees and noncontrolling interest	30,260	28,174	(26,470)	(12,540)	(196,862)
Income tax expense (benefit)	6,536	7,327	(12,398)	(6,710)	(38,242)
Earnings from unconsolidated investees	(3,391)	(4,654)	(5,630)	(4,667)	(3,516)
Net income (loss)	27,115	25,501	(8,442)	(1,163)	(155,104)
Less: Net income attributable to noncontrolling interest	(20,373)	(14,883)	(13,041)	(10,775)	(5,008)
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$6,742	$10,618	$(21,483)	$(11,938)	$(160,112)
Income (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic (1)	$0.63	$1.00	$(2.02)	$(1.12)	$(15.07)
Diluted	$0.62	$0.98	$(2.02)	$(1.12)	$(15.07)
Weighted average number of shares of common stock and common stock equivalents:
Basic (1)	10,741	10,669	10,634	10,624	10,626
Diluted	10,849	10,836	10,634	10,624	10,626
Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$38,070	$33,033	$34,702	$39,977	$44,190
Total assets (2)	616,750	482,748	471,710	542,004	644,957
Long-term debt, including current maturities	577,685	507,289	529,674	558,635	643,483
Stockholders’ (deficit) (2)	(77,620)	(122,524)	(147,661)	(127,337)	(115,955)

(1)	Share and per share amounts have been retroactively adjusted to reflect our one-for-five reverse stock split effective as of December 26, 2012.
(2)

Refer to the third paragraph in Note 1, “Description of the Company and Basis of Financial Statement Presentation” to our audited financial statements included in this report, for a description of the correction of a noncash error made in years prior to 2011 with respect to accumulated depreciation.

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

Goodwill and intangible assets with indefinite lives are allocated to three reporting units, which are the Radiology, Oncology and Interventional HealthCare Services Divisions. Goodwill represented $102.8 million of $616.8 million of total assets as of December 31, 2015. Goodwill represented $63.9 million of $482.7 million of total assets as of December 31, 2014. Radiology Division goodwill totaled $44.8 million and $42.2 million as of December 31, 2015 and 2014, respectively. Oncology Division goodwill totaled $27.6 million and $21.7 million as of December 31, 2015 and 2014, respectively. Interventional HealthCare Services Division goodwill totaled $30.4 million at December 31, 2015. No goodwill was recorded for the Interventional HealthCare Services Division as of December 31, 2014.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please refer to Note 2 of the Notes to Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2016 (April 29, 2016 as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting (Revised)), which report expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 10, 2016 (April 29, 2016 as to the effects of the restatement discussed in Note 1)

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$38,070	$33,033
Accounts receivable, net of allowance for doubtful accounts of $5,461 in 2015 and $4,055 in 2014	73,208	62,503
Deferred income taxes	6,496	16,834
Prepaid expenses	13,463	12,527
Other receivables	3,206	5,686
Total current assets	134,443	130,583
Equipment, at cost	883,804	827,638
Less accumulated depreciation	(706,616)	(696,428)
Equipment, net	177,188	131,210
Goodwill	102,782	63,864
Other intangible assets, net	162,923	115,930
Deferred financing costs, net	6,594	8,119
Other assets	32,820	33,042
Total assets	$616,750	$482,748
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,796	$12,109
Accrued compensation and related expenses	19,933	19,808
Accrued interest payable	3,323	3,154
Current portion of long-term debt	17,732	11,160
Current portion of obligations under capital leases	2,674	4,352
Other accrued liabilities	36,453	26,542
Total current liabilities	100,911	77,125
Long-term debt, net of current portion	546,947	485,701
Obligations under capital leases, net of current portion	10,332	6,076
Deferred income taxes	29,516	29,747
Other liabilities	6,664	6,623
Total liabilities	694,370	605,272
Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 10,774,857 and 10,713,658 issued in 2015 and 2014, respectively; 10,616,884 and 10,555,685 outstanding in 2015 and 2014, respectively	108	107
Treasury stock, at cost - 157,973 shares in 2015 and 2014	(3,138)	(3,138)
Additional paid-in capital	29,297	27,653
Accumulated comprehensive loss	(511)	(351)
Accumulated deficit	(198,393)	(205,135)
Total stockholders’ deficit attributable to Alliance HealthCare Services, Inc.	(172,637)	(180,864)
Noncontrolling interest	95,017	58,340
Total stockholders’ deficit	(77,620)	(122,524)
Total liabilities and stockholders’ deficit	$616,750	$482,748

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

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income (loss)	$27,115	$25,501	$(8,442)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	2,911	2,634	3,415
Share-based payment	1,701	1,515	1,487
Depreciation and amortization	57,920	62,851	77,292
Amortization of deferred financing costs	2,554	1,926	3,052
Accretion of discount on long-term debt	481	447	1,013
Adjustment of derivatives to fair value	29	342	(21)
Distributions more than undistributed earnings from investees	489	591	337
Deferred income taxes	6,350	6,582	(12,486)
Gain on sale of assets	(1,883)	(565)	(1,391)
Loss on extinguishment of debt	—	—	26,018
Non-cash gain on step acquisition	(10,672)	—	—
Gain on acquisition	(209)	—	—
Impairment charges	6,817	308	13,031
Excess tax benefit from share-based payment arrangements	5	(623)	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(7,112)	(1,424)	(4,808)
Prepaid expenses	(877)	(5,064)	(2,475)
Other receivables	1,494	(114)	1,672
Other assets	2,607	(1,852)	2,990
Accounts payable	3,442	953	(4,281)
Accrued compensation and related expenses	(1,363)	(1,358)	(1,315)
Accrued interest payable	168	1,509	(3,436)
Income taxes payable	40	31	—
Other accrued liabilities	454	6,439	(5,130)
Net cash provided by operating activities	92,461	100,629	86,522
Investing activities:
Equipment purchases	(55,511)	(32,236)	(27,048)
Increase in deposits on equipment	(15,751)	(9,228)	(193)
Acquisitions, net of cash received	(49,140)	(16,043)	—
Increase in cash from escrow	—	—	(475)
Increase in notes receivable	—	(2,776)	—
Proceeds from sale of assets	1,941	1,557	3,156
Net cash used in investing activities	(118,461)	(58,726)	(24,560)
Financing activities:
Principal payments on equipment debt and capital lease obligations	(12,697)	(10,368)	(14,233)
Proceeds from equipment debt	27,049	4,527	4,846
Principal payments on term loan facility	(9,951)	(4,900)	(342,710)
Proceeds from term loan facility	29,850	—	487,200
Principal payments on revolving loan facility	(33,000)	(45,000)	—
Proceeds from revolving loan facility	50,500	28,000	19,000
Principal payments on senior notes	—	—	(190,000)
Payments of debt issuance costs	(808)	—	(16,522)
Purchase of derivative instruments	—	—	(815)
Issuance of common stock	1	—	—
Noncontrolling interest in subsidiaries	(19,927)	(16,089)	(14,409)
Equity purchase of noncontrolling interest	—	(691)	—

	Year Ended December 31,
	2015	2014	2013
Excess tax benefit from share-based payment arrangements	(5)	623	—
Proceeds from shared-based payment arrangements	25	466	527
Purchase of treasury stock	—	(140)	(121)
Net cash provided by (used in) financing activities	31,037	(43,572)	(67,237)
Net increase (decrease) in cash and cash equivalents	5,037	(1,669)	(5,275)
Cash and cash equivalents, beginning of period	33,033	34,702	39,977
Cash and cash equivalents, end of period	$38,070	$33,033	$34,702
Supplemental disclosure of cash flow information:
Interest paid	$23,373	$21,037	$35,495
Income taxes paid (refunded), net of (refunds) payments	(664)	6,504	2,463
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	$199	—	$5
Capital lease obligations related to the purchase of equipment	11,273	1,725	0
Equipment purchases in accounts payable	3,700	834	560
Extinguishment of note receivable (Note 3)	3,071	—	—
Transfer of equity investment as consideration in step acquisition (Note 3)	721	—	—
Transfer of equipment as consideration in step acquisition (Note 3)	477	—	—
Transfer of fair value of equity investment in step acquisition (Note 3)	13,645	—	—
Noncontrolling interest assumed in connection with acquisitions (Note 3)	36,231	13,014	—
Mandatorily redeemable noncontrolling interest in connection with acquisition (Note 3)	2,386	—	—
Fair value of contingent consideration related to acquisitions (Note 5)	5,750	—	—
Debt related to purchase of equipment	—	3,183	—
Adjustment to equity of noncontrolling interest	—	1,700	—

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share amounts)

								Stockholders’ Equity (Deficit) Attributable to
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Comprehensive	Retained Earnings (Accumulated	Alliance HealthCare	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Services, Inc.	Interest	Equity (Deficit)
Balance at December 31, 2012, as previously reported	10,615,072	524	(140,028)	(2,877)	21,507	(716)	(183,226)	(164,788)	48,495	(116,293)
Prior-period adjustment (see Note 1)	—	—	—	—	—	—	(11,044)	(11,044)	—	(11,044)
Balance at December 31, 2012, as revised	10,615,072	524	(140,028)	(2,877)	21,507	(716)	(194,270)	(175,832)	48,495	(127,337)
Exercise of stock options	31,679	—	—	—	527	—	—	527	—	527
Forfeiture of restricted stock	(7,334)	—	—	—	—	—	—	—	—	—
Release of vested restricted stock	27,719	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(4,893)	(121)	—	—	—	(121)	—	(121)
Share-based payment	—	—	—	—	1,487	—	—	1,487	—	1,487
Unrealized gain on hedging transaction, net of tax	—	—	—	—	—	634	—	634	—	634
Net distributions	—	—	—	—	—	—	—	—	(14,409)	(14,409)
Net (loss) income	—	—	—	—	—	—	(21,483)	(21,483)	13,041	(8,442)
Balance at December 31, 2013	10,667,136	524	(144,921)	(2,998)	23,521	(82)	(215,753)	(194,788)	47,127	(147,661)
Exercise of stock options	72,794	1	—	—	466	—	—	467	—	467
Forfeiture of restricted stock	(26,272)	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(13,052)	(140)	—	—	—	(140)	—	(140)
Share-based payment	—	—	—	—	1,515	—	—	1,515	—	1,515
Share-based payment income tax benefit	—	—	—	—	82	—	—	82	—	82
Unrealized loss on hedging transaction, net of tax	—	—	—	—	—	(269)	—	(269)	—	(269)
Noncontrolling interest disposed in connection with acquisition	—	—	—	—	1,651	—	—	1,651	—	1,651
Net distributions	—	—	—	—	—	—	—	—	(3,670)	(3,670)
Other	—	(418)	—	—	418	—	—	—	—	—
Net income	—	—	—	—	—	—	10,618	10,618	14,883	25,501
Balance at December 31, 2014	10,713,658	107	(157,973)	(3,138)	27,653	(351)	(205,135)	(180,864)	58,340	(122,524)
Exercise of stock options	2,515	—	—	—	25	—	—	25	—	25
Release of vested restricted stock	58,684	1	—	—	—	—	—	1	—	1
Share-based payment	—	—	—	—	1,701	—	—	1,701	—	1,701
Share-based payment income tax detriment	—	—	—	—	(82)	—	—	(82)	—	(82)
Unrealized loss on hedging transaction, net of tax	—	—	—	—	—	(160)	—	(160)	—	(160)
Net investments in subsidiaries	—	—	—	—	—	—	—	—	16,304	16,304
Net income	—	—	—	—	—	—	6,742	6,742	20,373	27,115
Balance at December 31, 2015	10,774,857	108	(157,973)	(3,138)	29,297	(511)	(198,393)	(172,637)	95,017	(77,620)

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

Correction of Error Relating to Years Not Presented in the Comparative Financial Statements Retained earnings (accumulated deficit) as of December 31, 2012, has been reduced by $11,044, net of income tax effect of $7,093, to correct a noncash error originating in years prior to 2011 related to the accounting for historical fixed asset impairments that resulted in an understatement of accumulated depreciation and overstatement of equipment, net of $18,137 that should have been expensed or associated with the gain or loss on equipment disposition transactions to conform with generally accepted accounting principles. The correction of accumulated depreciation resulted in a related reduction of $7,093 of deferred tax liabilities. The error had no effect on net income (loss) or cash flows for the years ended December 31, 2015, 2014 and 2013, and management does not believe that the error is material to the financial statements.

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

Plant, property and equipment, net of depreciation, as of December 31, 2015 and 2014 are as follows:

	2015	2014
Furniture and fixtures	$4,825	$4,064
Office equipment	71,245	57,451
Transportation and service equipment	5,884	2,474
Major equipment	758,718	727,918
Tenant improvements	42,792	35,731
Buildings and land	340	—
	883,804	827,638
Accumulated depreciation	(706,616)	(696,428)
Plant, property and equipment, net	$177,188	$131,210

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

Goodwill and intangible assets with indefinite lives are allocated to three reporting units, which are the Radiology, Oncology and Interventional HealthCare Services Divisions. Goodwill represented $102,782 of $616,750 of total assets as of December 31, 2015. Goodwill represented $63,864 of $482,748 of total assets as of December 31, 2014. Radiology segment goodwill totaled $44,822 and $42,166 as of December 31, 2015 and 2014, respectively. Oncology segment goodwill totaled $27,589 and $21,698 as of December 31, 2015 and 2014, respectively. Interventional HealthCare Services Division goodwill totaled $30,371 at December 31, 2015. No goodwill was recorded for the Interventional HealthCare Services Division as of December 31, 2014.

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

14. Income Taxes

The income tax (benefit) expense shown in the Consolidated Statements of Operations and Comprehensive Income (Loss) consists of the following:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$(91)	$239	$92
State	288	334	228
Total current	197	573	320
Deferred:
Federal	5,864	5,858	(10,681)
State	475	896	(2,037)
Total deferred	6,339	6,754	(12,718)
Total income tax (benefit) expense	$6,536	$7,327	$(12,398)

Significant components of the Company’s net deferred tax assets (liabilities) at December 31 are as follows:

	2015	2014
Basis differences in equipment	$(24,162)	$(22,014)
Basis differences in intangible assets	(287)	2,479
Net operating losses	6,841	5,672
Accounts receivable	1,673	1,671
State income taxes	992	623
Accruals not currently deductible for income tax purposes	7,913	8,057
Basis differences associated with acquired investments	(21,612)	(14,308)
Other	5,622	4,907
Total deferred taxes	(23,020)	(12,913)
Valuation allowance	—	—
Net deferred taxes	$(23,020)	$(12,913)
Current deferred tax asset	$6,496	$16,834
Noncurrent deferred tax liability	(29,516)	(29,747)
Net deferred taxes	$(23,020)	$(12,913)

A reconciliation of expected total income tax (benefit) expense, computed using the federal statutory rate on income is as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. Federal tax benefit at statutory rates	$10,591	$9,861	$(9,265)
State income taxes, net of federal benefit	496	800	(1,175)
Earnings from unconsolidated investees	1,187	1,629	1,971
Noncontrolling interest	(7,130)	(5,209)	(4,564)
Shareholder transaction costs	737	—	—
Other	655	246	635
Income tax (benefit) expense	$6,536	$7,327	$(12,398)

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

Net income (loss) for the radiology and oncology segments does not include charges for interest expense, net of interest income, income taxes or certain selling, general and administrative expenses. These costs are charged against the Corporate / Other segment. The following table summarizes the Company’s net income (loss) by segment:

	Year Ended December 31,
	2015	2014	2013
Net income (loss)
Radiology	$52,173	$55,903	$56,881
Oncology	4,912	16,242	6,048
Corporate / Other	(50,343)	(61,527)	(84,412)
Total	$6,742	$10,618	$(21,483)

The following table summarizes the Company’s identifiable assets by segment:

	As of December 31,
	2015	2014	2013
Identifiable assets
Radiology	$280,497	$211,004	$222,180
Oncology	213,698	182,880	158,216
Corporate / Other	122,555	88,864	91,314
Total	$616,750	$482,748	$471,710

The following table summarizes the Company’s goodwill by segment:

	Radiology	Oncology	Corporate / Other	Total
Balance at January 1, 2014	$42,166	$14,809	$—	$56,975
Goodwill acquired during the period	—	6,889	—	6,889
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	—	—	—	—
Balance at December 31, 2014	$42,166	$21,698	$—	$63,864
Goodwill acquired during the period	2,656	5,891	30,371	38,918
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	—	—	—	—
Balance at December 31, 2015	$44,822	$27,589	$30,371	$102,782
Gross goodwill	$199,164	$47,491	$30,371	$277,026
Accumulated impairment charges	(154,342)	(19,902)	—	(174,244)
Balance at December 31, 2015	$44,822	$27,589	$30,371	$102,782

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this report. Previously, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015. However, due to the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure procedures were not effective, and were not operating at the reasonable assurance level as of December 31, 2015.

We are in the process of developing and implementing remediation plans to address the defect in our disclosure controls and procedures described below.

Management’s Report on Internal Control Over Financial Reporting (Revised)

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

Management had used the framework set forth in the report entitled Internal Control—Integrated Framework (2013) published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

Management had previously concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015; however, in April 2016, management identified and brought to the attention of the Audit Committee a historical fixed asset impairment issue. Management promptly commenced an investigation into the scope and cause of this fixed asset impairment issue and reported the results to the Audit Committee.

Based on the results of the investigation, management has concluded a deficiency exists in the operating effectiveness of certain of our internal controls, and we have determined that a material weakness existed in our internal control over financial reporting as of December 31, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management has identified this deficiency in operating effectiveness that represents a material weakness in internal control over financial reporting as follows:

Equipment impairment accounting records in historical periods prior to 2011 were not consistently maintained in the Company’s ERP system in accordance with established procedures. As a result, accumulated depreciation was overstated in the calculation of gain (loss) on disposals, resulting in overstated equipment, net and understated depreciation expense and net losses on disposals in prior periods.  The Company’s internal control related the review of reconciliations of the ERP system subledger information to the general ledger did not timely and accurately resolve reconciling items for many years back to 2003. This deficiency represented a material weakness in the Company’s internal control over financial reporting.

Because of the material weakness identified, management has concluded that its internal control over financial reporting was not effective as of December 31, 2015. Notwithstanding the material weakness in our internal control over financial reporting, we have concluded that the consolidated financial statements and other financial information included in the Form 10-K, fairly present in all material respects, our financial condition, results of operations and cash flows as of, and for the periods presented.

The foregoing has been approved by our management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.

Our internal control over financial reporting as of December 31, 2015, has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

Management has determined that, as of December 31, 2015, there has been no change in our internal control over financial reporting, except for the identification of the material weakness described above, during the last fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

However, as noted above, we will be implementing changes to our internal control over financial reporting to address the material weakness described above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alliance HealthCare Services, Inc.

Newport Beach, California

We have audited the internal control over financial reporting of Alliance HealthCare Services, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting (Revised), management excluded from its assessment the internal control over financial reporting at The Pain Center of Arizona and AHIP-Florida, LLC, which were acquired on February 17, 2015 and October 14, 2015, respectively, (collectively, “the interventional healthcare services business line”), and whose financial statements constitute 4% of total tangible assets, 7% of total revenues, and 9% of total income before income taxes, earnings from unconsolidated investees, and noncontrolling interest of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at the interventional healthcare services business line. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our report dated March 10, 2015, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in the following paragraph, the Company subsequently identified a material weakness in its internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

Management has identified this deficiency in operating effectiveness that represents a material weakness in internal control over financial reporting as follows:

Equipment impairment accounting records in historical periods prior to 2011 were not consistently maintained in the Company’s ERP system in accordance with established procedures. As a result, accumulated depreciation was overstated in the calculation of gain (loss) on disposals, resulting in overstated equipment, net and understated depreciation expense and net losses on disposals in prior periods.  The Company’s internal control related the review of reconciliations of the ERP system subledger information to the general ledger did not timely and accurately resolve reconciling items for many years back to 2003. This deficiency represented a material weakness in the Company’s internal control over financial reporting.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2015, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the consolidated financial statement schedule as of and for the year ended December 31, 2015 of the Company, and our report dated March 10, 2016 (April 29, 2016 as to the effects of the restatement discussed in Note 1), expressed an unqualified opinion on those consolidated financial statements and the consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 10, 2016 (April 29, 2016 as to the effects of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (Revised))

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

The following Financial Statement Schedule for the years ended December 31, 2015, 2014 and 2013 is set forth in this report on Form 10-K/A:

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

21.2	Subsidiaries of the Registrant. (Filed as Exhibit 21.2 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 10, 2016)

23.1	Consent of Independent Registered Public Accounting Firm.(1)

31.1

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed as Exhibits 31.1 and 31.1A to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 10, 2016)

Exhibit No.	Description

31.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 902 of the Sarbanes-Oxley Act of 2002. (Filed as Exhibits 32.1 and 32.1A to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 10, 2016)

32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

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

ALLIANCE HEALTHCARE SERVICES, INC.

April 29, 2016	By:	/s/ PERCY C. TOMLINSON
Percy C. Tomlinson
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 2016.

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ PERCY C. TOMLINSON
Percy C. Tomlinson	Chief Executive Officer (Principal Executive Officer)

/S/ RHONDA LONGMORE-GRUND
Rhonda Longmore-Grund	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ LARRY C. BUCKELEW
Larry C. Buckelew	Vice Chairman of the Board of Directors

/S/ SCOTT A. BARTOS*
Scott A. Bartos	Director

/S/ NEIL F. DIMICK*
Neil F. Dimick	Director

/S/ EDWARD L. SAMEK*
Edward L. Samek	Director

/S/ PAUL S. VIVIANO*
Paul S. Viviano	Director

*By /S/ RICHARD W. JOHNS
Richard W. Johns Attorney-in-fact April 29, 2016

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