Form 10-Q
period 2016-03-31
Alliance HealthCare Services, Inc
filed 2016-05-05
CIK 817135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2016

Commission File Number: 001-16609

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 2, 2016, there were 10,734,217 shares of common stock, par value $.01 per share, outstanding.

ALLIANCE HEALTHCARE SERVICES, INC.

FORM 10-Q

March 31, 2016

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$42,691	$38,070
Accounts receivable, net of allowance for doubtful accounts of $5,187 in 2016 and $5,461 in 2015	71,918	73,208
Prepaid expenses	12,090	13,463
Other receivables	2,976	3,206
Total current assets	129,675	127,947
Plant, property and equipment, net	187,697	177,188
Goodwill	104,126	102,782
Other intangible assets, net	162,442	162,923
Other assets	33,705	32,820
Total assets	$617,645	$603,660
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$19,824	$20,796
Accrued compensation and related expenses	20,438	19,933
Accrued interest payable	3,312	3,323
Current portion of long-term debt	17,634	17,732
Current portion of obligations under capital leases	2,282	2,674
Other accrued liabilities	40,087	36,453
Total current liabilities	103,577	100,911
Long-term debt, net of current portion and deferred financing costs	521,499	540,353
Obligations under capital leases, net of current portion	9,801	10,332
Deferred income taxes	21,582	23,020
Other liabilities	7,013	6,664
Total liabilities	663,472	681,280
Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 10,874,857 and 10,774,857 issued in 2016 and 2015, respectively; 10,716,884 and 10,616,884 outstanding in 2016 and 2015, respectively	109	108
Treasury stock, at cost - 157,973 shares in 2016 and 2015	(3,138)	(3,138)
Additional paid-in capital	60,158	29,297
Accumulated comprehensive loss	(549)	(511)
Accumulated deficit	(199,583)	(198,393)
Total stockholders’ deficit attributable to Alliance HealthCare Services, Inc.	(143,003)	(172,637)
Noncontrolling interest	97,176	95,017
Total stockholders’ deficit	(45,827)	(77,620)
Total liabilities and stockholders’ deficit	$617,645	$603,660

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands, except per share amounts)

	Quarter Ended March 31,
	2016	2015
Revenues	$123,725	$109,429
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	70,914	61,886
Selling, general and administrative expenses	25,265	20,955
Transaction costs	417	419
Shareholder transaction costs	1,009	—
Severance and related costs	1,716	259
Impairment charges	—	76
Depreciation expense	13,048	11,633
Amortization expense	2,443	2,035
Interest expense and other, net	7,495	6,018
Other (income) and expense, net	(787)	(359)
Total costs and expenses	121,520	102,922
Income before income taxes, earnings from unconsolidated investees, and noncontrolling interest	2,205	6,507
Income tax (benefit) expense	(945)	1,572
Earnings from unconsolidated investees	(252)	(1,163)
Net income	3,402	6,098
Less: Net income attributable to noncontrolling interest	(4,592)	(4,347)
Net (loss) income attributable to Alliance HealthCare Services, Inc.	$(1,190)	$1,751
Comprehensive income (loss), net of taxes:
Net (loss) income attributable to Alliance HealthCare Services, Inc.	$(1,190)	$1,751
Unrealized loss on hedging transactions, net of taxes	(38)	(128)
Comprehensive (loss) income, net of taxes:	$(1,228)	$1,623
Income (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(0.11)	$0.16
Diluted	$(0.11)	$0.16
Weighted-average number of shares of common stock and common stock equivalents:
Basic	10,779	10,714
Diluted	10,779	10,842

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$3,402	$6,098
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	270	438
Share-based payment	1,402	389
Depreciation and amortization	15,491	13,668
Amortization of deferred financing costs	960	483
Accretion of discount on long-term debt	126	114
Adjustment of derivatives to fair value	(114)	72
Distributions (less than) more than undistributed earnings from investees	(35)	254
Deferred income taxes	(1,438)	1,096
Gain on sale of assets	(296)	—
Impairment charges	—	76
Excess tax benefit from share-based payment arrangements	436	5
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	1,020	1,928
Prepaid expenses	1,102	(45)
Other receivables	230	(2)
Other assets	160	1,326
Accounts payable	(4,493)	563
Accrued compensation and related expenses	505	(4,066)
Accrued interest payable	(11)	(22)
Income taxes payable	(14)	—
Other accrued liabilities	4,003	(1,597)
Net cash provided by operating activities	22,706	20,778
Investing activities:
Equipment purchases	(17,675)	(7,565)
Increase in deposits on equipment	(4,489)	(1,836)
Acquisitions, net of cash received	(1,018)	(23,630)
Proceeds from sale of assets	830	120
Net cash used in investing activities	(22,352)	(32,911)
Financing activities:
Principal payments on equipment debt and capital lease obligations	(3,956)	(1,973)
Proceeds from equipment debt	962	—
Principal payments on term loan facility	(1,300)	(6,126)
Proceeds from revolving loan facility	15,000	23,000
Principal payments on revolving loan facility	(6,000)	—
Payments of debt issuance costs and deferred financing costs	(24,969)	—
Noncontrolling interest in subsidiaries	(4,149)	(4,313)
Excess tax benefit from share-based payment arrangements	(436)	(5)
Issuance of common stock	1	—
Proceeds from shared-based payment arrangements	485	6
Proceeds from shareholder transaction	28,629	—
Net cash provided by financing activities	4,267	10,589
Net increase (decrease) in cash and cash equivalents	4,621	(1,544)
Cash and cash equivalents, beginning of period	38,070	33,033
Cash and cash equivalents, end of period	$42,691	$31,489
Supplemental disclosure of cash flow information:
Interest paid	$6,448	$5,427
Income taxes (refunded) paid, net of payments (refunds)	(73)	40
Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations related to the purchase of equipment	—	$1,294
Equipment purchases in accounts payable	3,521	1,225
Noncontrolling interest assumed in connection with acquisitions	1,716	20,598
Extinguishment of note receivable	—	3,071
Debt related to purchase of deposits on equipment	—	4,069
Debt related to purchase of equipment	—	3,025
Debt related to other assets	—	854

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates

Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance HealthCare Services, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2015.

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

Use of Estimates The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2015 Form 10-K/A. Management believes that there have been no significant changes during the three months ended March 31, 2016 in the Company’s critical accounting policies from those disclosed in Item 7 of the 2015 Form 10-K/A.

2. Recent Accounting Pronouncements

Revenue Recognition In May 2014, the FASB issued Accounting Standards Update (“ASU”) number 2014-09, “Revenue from Contracts with Customers (Topic 606)" — to clarify and converge the revenue recognition principles under U.S. GAAP and International Financial Reporting Standards and to develop guidance that would streamline and enhance revenue recognition requirements while also providing a more robust framework for addressing revenue issues. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. Key provisions of the ASU involve a 5-step model specific to recognizing revenue derived from customer contracts. In addition, ASU 2014-09 provides implementation guidance on several other important topics, including the accounting for certain revenue-related costs. The Company is currently assessing the impacts this guidance may have on its consolidated financial statements and disclosures as well as the transition method it will use to adopt the guidance. The Company is considering the impacts of the new guidance on its ability to recognize revenue for certain contracts where collectability is in question. In addition, the Company will be required to capitalize costs to acquire new contracts, whereas currently, the Company expenses those costs as incurred. In August 2015, the FASB issued an amendment to provide a one year deferral of the effective date to annual reporting periods beginning on or after December 15, 2017, as well as an option to early adopt the standard for annual periods beginning on or after December 15, 2016. The Company does not plan to early adopt the standard.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

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

Simplifying the Presentation of Debt Issuance Costs In April 2015, the FASB issued ASU number 2015-03, “Simplifying the Presentation of Debt Issuance Cost” that changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires entities to present such costs in the balance sheet as a direct reduction to the related debt liability rather than as a deferred cost (i.e., an asset) as required by current guidance. In August 2015, the FASB issued clarifying authoritative guidance for debt issuance costs incurred in connection with line-of-credit arrangements. The guidance states that an entity should defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-03 does not change the recognition or measurement of debt issuance costs and is effective for fiscal years beginning after December 15, 2015. The guidance is required to be applied retrospectively to all prior periods presented. As of December 31, 2015, the Company had $6,594 in deferred financing costs, net that was reclassified to offset long-term debt, net of current portion. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.

Balance Sheet Classification of Deferred Taxes In November 2015, the FASB issued ASU number 2015-17, "Balance Sheet Classification of Deferred Taxes,” which will require entities to present deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. The adoption of ASU 2015-17 is effective for publicly traded business entities for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Early adoption is permitted. The Company has elected to early adopt this guidance and applied it retrospectively to periods presented in the consolidated financial statements. As of December 31, 2015, the Company had $6,496 in deferred tax assets that was reclassified to long-term deferred tax liabilities. The adoption of ASU No. 2015-17 did not have a material impact on the Company’s consolidated financial statements.

Leases In February 2016, the FASB issued ASU number 2016-02, "Leases,” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU supersedes the current guidance. The primary difference between current guidance and ASU 2015-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 also requires an entity to separate the lease components from the nonlease components (for example, maintenance services or other activities that transfer a good or service to the customer) in a contract. Only the lease components must be accounted for in accordance with this guidance. ASU 2016-02 is effective for publicly traded business entities for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. The Company is assessing the impact, if any, that the adoption of ASU 2016-02 may have on the Company's results of operations, cash flows, or financial position.

3. Acquisitions and Transactions

Acquisitions have been recorded using the acquisition method of accounting and, accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

Thai Hot Transaction

On September 16, 2015, Fujian Thai Hot Investment Co., Ltd. (“Thai Hot”) agreed to purchase approximately 5,537,945 shares of Company common stock from funds managed by Oaktree Capital Management, L.P. (“Oaktree”) and MTS Health Investors, LLC (“MTS”), and Larry C. Buckelew (together, the “Selling Stockholders”) for approximately $102.5 million or $18.50 per share (the “Thai Hot Transaction”). In connection with the Thai Hot Transaction, Thai Hot and the Selling Stockholders agreed to bear a specified portion of the following Company expenses related to the Thai Hot Transaction: (i) 100% of the fees and expenses incurred by the Company in connection with the amendment or waiver of its credit agreement, and (ii) all reasonable and documented fees and expenses incurred by the Company in connection with the Thai Hot Transaction in excess of $1 million. In addition, subject to the approval of the Board or an authorized special committee of the Board, Thai Hot agreed to fund a new management incentive arrangement which involves the issuance of $1.5 million in cash-based awards to the Company’s management. The expenses associated with the cash-based awards will be recognized by the Company over the required service period of the awards. The Company accounted for reimbursements received prior to the Thai Hot Transaction close from the Selling Stockholders of $15,343 as capital contributions, and reimbursements received subsequent to the Thai Hot Transaction close from Thai Hot of $13,500 as capital contributions.

The Thai Hot Transaction closed on March 29, 2016.  As a result of the Thai Hot Transaction, Thai Hot owns an aggregate of approximately 51.5% of the outstanding shares of common stock of the Company.  The Company has not agreed to pay any management fees to Thai Hot for any financial advisory services to the Company.

2015 Acquisition

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

As a result of this acquisition, the Company recorded goodwill of $6,505, which largely represents intangible assets that do not qualify for separate recognition, including existing patients and the solid record of patient care in the local community. In addition, the Company recorded intangible assets of $8,800, of which $1,800 was assigned to physician referral network, $5,400 was assigned to Certificates of Need (“CONs”), $650 was assigned to non-solicitation and non-competition agreements and $950 was assigned to trademarks, which are being amortized over 15 years. The Company recorded the intangible assets at fair value at the acquisition date, which was estimated using the income approach. A portion of the recorded goodwill and intangible assets is being amortized over 15 years for tax purposes.

The agreement includes contingent consideration arrangements, which are based on performance of the 12-month period following the transaction date. The fair value of these contingent consideration arrangements of $1,450 was estimated using monte-carlo simulations as of the acquisition date and as of March 31, 2016.

The values assigned to the various assets and liabilities acquired in this transaction are preliminary and may be subject to adjustment as the calculation of their respective fair values could be subject to change.

AHIP-Florida, LLC

On October 14, 2015, the Company, through its Interventional Healthcare Services Division, acquired a 60% controlling interest in PRC Associates, LLC, (“PRC”), a premier provider of interventional pain management healthcare with eight locations in Central Florida and the Palm Coast. The purchase price consisted of $15,014 in cash, net of $264 cash acquired. The Company financed this acquisition using the revolving line of credit. The purchase agreement includes a mandatory redemption provision allowing the noncontrolling interest holder to sell 10% of its noncontrolling interest to Alliance after the closing date.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

As a result of this acquisition, the Company recorded goodwill of $7,606, which largely represents intangible assets that do not qualify for separate recognition, such as prominent leadership and the solid record of patient care programs that set national standards for quality coordinated care in pain management. In addition, the Company recorded intangible assets of $15,600, of which $12,100 was assigned to physician referral network, $1,800 was assigned to non-solicitation and non-competition agreements and $1,700 was assigned to trademarks, which are being amortized over 15 years. The Company recorded the intangible assets at fair value at the acquisition date, which was estimated using the income approach. A portion of the recorded goodwill and intangible assets is being amortized over 15 years for tax purposes.

The agreement includes contingent consideration arrangements, which are based on performance of the 12-month period following the transaction date. The fair value of these contingent consideration arrangements of $2,500 was estimated using monte-carlo simulations as of the acquisition date and as of March 31, 2016.

The values assigned to the various assets and liabilities acquired in this transaction are preliminary and may be subject to adjustment as the calculation of their respective fair values could be subject to change.

Alliance-HNI, LLC and Subsidiaries

On August 1, 2015, the Company obtained an additional 15.5% interest in its previously non-consolidated investment, Alliance-HNI, LLC (“AHNI”) through a step acquisition. Prior to August 1, 2015, the Company held a noncontrolling interest in AHNI, pursuant to its ownership of Medical Consultants Imaging, Co. (“MCIC”), which held a 50% interest in a joint venture that was subsequently renamed AHNI.

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

The fair value of the consideration transferred was based on the net book value of the assets transferred by the Company to AHNI at the acquisition date because the Company had control of those assets before and after the transaction. The Company recorded goodwill of $2,988, which largely represents intangible assets that do not qualify for separate recognition. In addition, the Company recorded intangible assets of $13,700. The intangible assets consist primarily of physician referral networks, trademarks, and CONs, a portion of which are being amortized over 15 years.

The values assigned to the various assets and liabilities acquired in this transaction are preliminary and may be subject to adjustment as the calculation of their respective fair values could be subject to change.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

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

As a result of this acquisition, the Company recorded goodwill of $22,566, which largely represents intangible assets that do not qualify for separate recognition, such as prominent leadership and the solid record of patient care programs that set national standards for quality coordinated care in pain management. In addition, the Company recorded intangible assets of $24,600, of which $13,500 was assigned to physician referral network and $11,100 was assigned to trademarks, which are being amortized over 20 years. The Company recorded the intangible assets at fair value at the acquisition date, which was estimated using the income approach. A portion of the recorded goodwill and intangible assets is being amortized over 15 years for tax purposes. The fair value of noncontrolling interest related to this transaction was estimated to be $20,598 as of the acquisition date using the implied fair value based on the Company's ownership percentage. The results for the three months ended March 31, 2015 included $3,855 of net revenue and $271 of net income before income taxes, earnings from unconsolidated investees and noncontrolling interest generated by TPC.

The agreement includes contingent consideration arrangements, which are based on performance of the 12-month period following the transaction date. The fair value of these contingent consideration arrangements of $1,200 at March 31, 2016 was calculated using achieved performance estimates.

Pro Forma Impact of Acquisitions

There were no significant acquisition during the three months ended March 31, 2016. The following table provides unaudited pro forma revenues and results of operations for the three months ended March 31, 2015, as if the acquisitions had occurred on January 1, 2015. The pro forma results were prepared from financial information obtained from the sellers of the businesses, as well as information obtained during the due diligence process associated with the acquisitions. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the stepped-up basis to fair value of assets acquired and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include any anticipated synergies related to combining the businesses. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 2015 or of results that may occur in the future.

(In thousands, except per share amounts)	2015
Total revenues	$119,687
Net income attributable to the Company	2,218
Basic earnings per share	0.21
Diluted earnings per share	0.20

Restructuring Plan

During the three months ended March 31, 2016, the Company recorded $231 related to restructuring charges, of which the Company recorded $31 in Selling, general and administrative expenses, and $200 in Cost of revenues, excluding depreciation and amortization. The Company also recorded $1,716 in Severance and related costs. During the three months ended March 31, 2015, the Company recorded $255 related to restructuring charges, of which the Company recorded $55 in Selling, general and administrative expenses, and $200 in Cost of revenues, excluding depreciation and amortization. The Company also recorded $259 in Severance and related costs.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

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

Stock Option Plans and Awards

In November 1999, the Company adopted an employee stock option plan (as amended and restated, the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 2,205,000 shares have become available for grant. As of March 31, 2016, a total of 260,173 shares remained available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant. All options have 10-year terms. Options granted after January 1, 2008 were typically time based and vest in equal tranches over three or four years. During the three months ended March 31, 2016, 71,057 options were accelerated due to a change in control in connection with the closing of the Thai Hot Transaction. During the three months ended March 31, 2015, there were no options in which vesting was accelerated.

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

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Three months ended March 31,
	2016	2015
Risk free interest rate	1.53%	1.65%
Expected dividend yield	—%	—%
Expected stock price volatility	66.5%	65.2%
Average expected life (in years)	6.00	6.00

The Company calculates its stock price volatility and average expected life based on its own historical data. The risk free interest rates are based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award.

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	646,290	$19.91
Granted	200,388	7.16
Exercised	(100,000)	4.85
Canceled	(17,476)	21.12
Outstanding at March 31, 2016	729,202	18.44
Vested and expected to vest in the future at March 31, 2016	686,051	19.09	6.58	$215
Vested and exercisable at March 31, 2016	478,782	22.07	5.36	$182

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table summarizes the Company’s unvested stock option activity:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2015	158,671	$15.01
Granted	200,388	4.32
Vested	(107,613)	14.01
Canceled	(1,026)	14.25
Unvested at March 31, 2016	250,420	$6.89

Cash proceeds, along with fair value disclosures related to grants, exercises, and vesting options, are as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2016	2015
Proceeds from stock options exercised	$485	$6
Intrinsic value of stock options exercised (1)	1,365	16
Weighted-average fair value of options granted	7.16	14.25
Total fair value of shares vested during the period	1,508	372

(1)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.

For the three months ended March 31, 2016 and 2015, the Company recorded share-based payment related to stock options of $1,233 and $217, respectively. At March 31, 2016, the total unrecognized fair value share-based payment related to unvested stock options granted to employees was $1,213, which is expected to be recognized over a remaining weighted-average period of 2.4 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Stock Awards

The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based stock awards (collectively referred to as “stock awards”). During the three months ended March 31, 2016, 85,206 restricted stock units were granted to employees. There were no stock awards granted to employees during the three months ended March 31, 2015. For the three months ended March 31, 2016 and 2015, the Company recorded share-based payment related to stock awards of $632 and $172, respectively.

In the third quarter of 2014, 25,000 restricted stock units (“RSU”) were granted to executive management, which vest based upon achieving certain market performance conditions. Specifically, the Company's closing stock price per common share must equal or exceed a value of $40.00 per share for 10 consecutive days between the dates of January 1, 2015 and April 21, 2017. If these conditions are not achieved before April 21, 2017, these RSUs will expire. In accordance with ASC 718, expense related to restricted stock units that vest based on achieving a market condition should not be recognized until the derived vesting period has been met, and at such time the derived vesting period becomes the requisite service period. Since the market condition has not been met, and is currently not probable of being met based on the current market condition, the Company has not recognized any expense related to these RSUs. These RSUs contain provisions that vesting may be accelerated under a change in control of the Company. The RSU Award provided that in the event of a change in control, the unvested portion of the award will convert into the right to receive a cash amount (the “Cash Right”) equal to the number of unvested restricted stock units multiplied by the per share consideration received by the holders of the Company’s Common Stock in the change in control and the Cash Right shall vest on the six month anniversary of the consummation of the change in control subject to the executive’s continued service through such date; provided, that in the event

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

the executive is terminated without “cause” or for “good reason” (each as defined in the executive’s Employment Agreement) the Cash Right shall vest in full on the date of such termination (the “Cash Right Conversion”). The Thai Hot Transaction constituted a change in control under the terms of the RSU Award agreement and for purposes of the Cash Right Conversion, the Special Committee approved that the per share consideration received by the holders of the Company’s Common Stock upon the consummation of the Thai Hot Transaction was $18.50 per share. The monetary value of the Cash Right of $463 is included as accrued compensation and related expenses on the Company’s Condensed Consolidated Balance Sheets. For additional information on the Thai Hot Transaction, see Note 3 – Acquisitions and Transactions of the Notes to the Condensed Consolidated Financial Statements.

The following table summarizes the Company’s restricted stock activity:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2015	74,413	$9.18
Granted to employees	85,206	6.93
Vested	—	—
Canceled	—	—
Unvested at March 31, 2016	159,619	$7.98

At March 31, 2016 and 2015, the total unrecognized fair value share-based payment related to stock awards granted to unaffiliated directors was $497 and $517, respectively, which is expected to be recognized over a remaining weighted-average period of 0.75 year. At March 31, 2016, unrecognized fair value share-based payments related to stock awards granted to employees was $464, which is expected to be recognized over a remaining weighted-average period of 3.0 years. At March 31, 2015, there were no unrecognized fair value share-based payments related to stock awards granted to employees.

5. Fair Value of Financial Instruments

The Company used the following methods and assumptions in estimating fair value disclosure for financial instruments:

Cash and cash equivalents The carrying amounts of cash and cash equivalents approximate fair value due to the short-term maturity or variable rates of these instruments.

Debt The carrying amounts of variable-rate borrowings at March 31, 2016 and December 31, 2015 approximate fair value estimates based on current market rates and credit spreads for similar debt instruments.

Contingent consideration The carrying amounts of contingent consideration related to acquisitions at March 31, 2016 and December 31, 2015 approximate fair value using probability-adjusted, monte-carlo or achieved performance estimates.

Mandatorily redeemable noncontrolling interest The carrying amount of mandatorily redeemable noncontrolling interest related to the PRC acquisition at March 31, 2016 and December 31, 2015 approximates fair value using the estimated implied fair value based on the Company's ownership percentage. Further discussion of the mandatorily redeemable noncontrolling interest is disclosed in Note 3 – Acquisitions and Transactions of the Notes to the Condensed Consolidated Financial Statements.

Derivative instruments Fair value of derivative instruments was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$42,691	$42,691	$38,070	$38,070
Fixed-rate capital leases and debt	38,697	38,445	40,667	40,262
Variable-rate debt, net of deferred financing costs	512,519	512,858	530,424	531,926
Contingent consideration related to acquisition	5,150	5,150	5,750	5,750
Mandatorily redeemable noncontrolling interest	2,386	2,386	2,386	2,386
Derivative instruments - asset position	—	—	—	—
Derivative instruments - liability position	187	187	86	86

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

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 820 pricing levels as of March 31, 2016:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$42,691	$42,691	$—	$—
Contingent consideration related to acquisition	5,150	—	—	5,150
Mandatorily redeemable noncontrolling interest	2,386	—	—	2,386
Interest rate contracts - asset position	—	—	—	—
Interest rate contracts - liability position	187	—	187	—

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

The Company’s derivative instruments are primarily pay-fixed, receive-variable interest rate swaps and caps based on the LIBOR swap rate. The Company has elected to use the income approach to value these derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for interest rate swap and cap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates at commonly quoted intervals and implied volatilities for options). ASC 820 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness and the Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments. For additional information please see Note 9 - Derivatives of the Notes to the Condensed Consolidated Financial Statements.

6. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2014	$63,864
Goodwill acquired during the period	38,918
Impairment charges	—
Adjustments to goodwill during the period	—
Balance at December 31, 2015	102,782
Goodwill acquired during the period	929
Impairment charges	—
Adjustments to goodwill during the period	415
Balance at March 31, 2016	$104,126
Gross goodwill	$278,370
Accumulated impairment charges	(174,244)
Balance at March 31, 2016	$104,126

Intangible assets consisted of the following:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$188,116	$(94,324)	$93,792	$186,316	$(92,280)	$94,036
Other	38,685	(20,940)	17,745	38,522	(20,540)	17,982
Total amortizing intangible assets	$226,801	$(115,264)	$111,537	$224,838	$(112,820)	$112,018
Intangible assets not subject to amortization			50,905			50,905
Total other intangible assets			$162,442			$162,923

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

In 2016, the Company intends to perform its annual impairment test in the fourth quarter for goodwill and indefinite life intangible assets, absent of other events occurring or changes in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company compares the fair value of its reporting units to its carrying amount to determine if there is potential impairment. The fair value of the reporting unit is determined by an income approach and a market capitalization approach. Significant management judgment is required in the forecasts of future operating results that are used in the income approach. The estimates that the Company has used are consistent with the plans and estimates that it uses to manage its business. The Company bases its fair value estimates on forecasted revenue and operating costs which include a number of factors including, but not limited to, securing new customers, retention of existing customers, growth in radiology, oncology and interventional revenues and the impact of continued cost savings initiatives. However, it is possible that plans and estimates may change. Based on financial information as of March 31, 2016, impairment testing was not required during the three months then ended. Although the Company concluded that no impairment was present in its intangible assets in the three months of 2016, the Company intends to test its Goodwill and other intangibles assets for impairment during the fourth quarter of 2016, as described above.

The Company uses the estimated useful life to amortize customer contracts, which is a weighted-average of 15 years. Other intangible assets subject to amortization are estimated to have a weighted-average useful life of six years. Amortization expense for intangible assets subject to amortization was $2,443 and $2,035 for the quarters ended March 31, 2016 and 2015, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights which have indefinite useful lives.

As of March 31, 2016, estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

Remainder of 2016	$7,189
2017	9,192
2018	8,831
2019	8,347
2020	7,832
Thereafter	70,146

7. Supplemental Balance Sheet Information

Other accrued liabilities as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Systems rental and maintenance costs	$4,255	$1,808
Site rental fees	1,407	1,121
Property and sales taxes payable	8,594	8,695
Self-insurance accrual	2,294	2,037
Legal fees	1,498	1,971
Deferred gain on sale of equipment	87	312
Equipment purchases	3,295	4,756
Contingent consideration related to acquisition	5,150	5,750
Mandatorily redeemable noncontrolling interest	2,386	2,386
Other accrued liabilities	11,121	7,617
Total	$40,087	$36,453

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

Plant, property and equipment, net of depreciation, as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Furniture and fixtures	$4,921	$4,825
Office equipment	73,685	71,245
Transportation and service equipment	10,360	5,884
Major equipment	767,528	758,718
Tenant improvements	42,635	42,792
Buildings and land	340	340
	899,469	883,804
Accumulated depreciation	(711,772)	(706,616)
Plant, property and equipment, net	$187,697	$177,188

8. Long-Term Debt and Senior Subordinated Credit Facility

Long-term debt consisted of the following:

	March 31, 2016	December 31, 2015
Term loan facility	$501,574	$502,874
Discount on term loan facility	(1,696)	(1,823)
Revolving credit facility	28,500	19,500
Equipment under capital leases	12,083	13,006
Equipment debt	41,974	44,128
Deferred financing costs, net	(31,219)	(6,594)
Long-term debt, including current portion	551,216	571,091
Less current portion	19,916	20,406
Long-term debt	$531,300	$550,685

Equipment debt, collateralized by equipment, have interest rates ranging from 1.93% to 7.50% and are payable in various monthly principal and interest payments through 2021.  Equipment under capital leases, collateralized by equipment, have interest rates ranging from 4.00% to 8.61% and are payable in various monthly principal and interest payments through 2021.

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

March 31, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

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

During the first five and one-half years after the closing date, and including the full amount of the delayed draw term loan facility, the Company is required to make quarterly amortization payments of the term loans in the amount of $1,050. The Company is also required to make mandatory prepayments of term loans under the Credit Agreement, subject to specified exceptions, from excess cash flow (as defined in the Credit Agreement) and with the proceeds of asset sales, debt issuances and specified other events.

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

The Credit Agreement also contains a leverage ratio covenant requiring the Company to maintain a maximum ratio of consolidated total debt to consolidated adjusted EBITDA expense that ranges from 4.95 to 1.00 to 4.30 to 1.00. At March 31, 2016, the Credit Agreement requires a maximum leverage ratio of not more than 4.55 to 1.00. The Credit Agreement eliminated the interest coverage ratio covenant that the Company was subject to maintain prior to the refinancing. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the Credit Agreement.

Incremental Term Loan

On October 11, 2013, the Company entered into an amendment to the Credit Agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “First Amendment”). Pursuant to the First Amendment, the Company raised $70,000 in incremental term loan commitments to repurchase the remaining Notes. On December 2, 2013, the Company borrowed $70,000 of incremental term loans and, with such proceeds plus borrowings under its revolving line of credit and cash on hand, completed the redemption of all its outstanding Notes on December 4, 2013.

On June 19, 2015, the Company entered into a second amendment to the Credit Agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Second Amendment”). Pursuant to the Second Amendment, the Company raised the remaining $30,000 in incremental term loan commitments. The funds were used to repay all outstanding borrowings under the Company's revolving credit facility, pay fees and expenses related to the Second Amendment, and general corporate purposes. The Second Amendment did not impact the borrowing capacity on the revolving credit facility, which remains at $50,000.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

The incremental term loan under the Second Amendment was funded at 99.0% of principal amount and will mature on the same date as the existing term loan under the Company’s credit agreement, on June 3, 2019. Upon funding, the incremental term loans were converted to match all the terms of existing term loans. Interest on the incremental term loan is calculated, at the Company’s option, at a base rate plus a 2.25% margin or LIBOR plus a 3.25% margin, subject to a 1.00% LIBOR floor.

The quarterly amortization payments of all term loans under the credit facility for the first five and one-half years was initially established at $1,050. The quarterly amortization payment was increased to $1,300 in June 2015, pursuant to the Second Amendment.

On March 29, 2016, the Company entered into a third amendment to the Credit Agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Third Amendment”). Pursuant to the Third Amendment, (i) the defined term “Investors” was amended to include THAIHOT Investment Company Limited, so that the sale by the Selling Stockholders would not be deemed to constitute a change of control and (ii) the soft call provision was reinstated to commence on the date the Third Amendment is effective and end the date that is twelve months after such commencement.

Under the soft call provision, if the Company makes a voluntary prepayment of any Term Loan or prepays, refinances, substitutes or replaces any Term Loan, then the Company shall pay to the administrative agent, for the ratable account of each of the lenders holding Term Loans a prepayment premium equal to 1.0% of the aggregate principal amount of the Term Loans so prepaid, refinanced, substituted or replaced.

In connection with the Third Amendment, the Company paid fees totaling $25.0 million, which were capitalized and amortized on a straight-line basis as interest expense over the term of the Credit Agreement.

As of March 31, 2016, the Company’s ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 4.22 to 1.00. As of March 31, 2016, the Company had $16.7 million of available borrowings under the revolving line of credit, net of $28.5 million outstanding on the revolving line of credit and $4.8 million outstanding in letters of credit.

Notes Payable and Line of Credit with PNC

As a result of the step acquisition on August 1, 2015, and subsequent consolidation of AHNI, the Company had notes payable to PNC totaling $6,139 at March 31, 2016. The notes payable are due in various installments through December 2020 at interest rates between 1.83% and 1.94% per annum. The notes are also collateralized by equipment and contain restrictive covenants. AHNI also has a $2,000 line of credit with PNC, with interest calculated based on LIBOR plus 1.5%. As of March 31, 2016, there was $191 amount outstanding on the line of credit. For additional information on the step acquisition, refer to Note 3 – Acquisitions and Transactions of the Notes to the Condensed Consolidated Financial Statements.

9. Derivatives

The Company accounts for derivative instruments and hedging activities in accordance with the provisions of ASC 815, “Derivatives and Hedging.” Management generally designates derivatives in a hedge relationship with the identified exposure on the date the Company enters into a derivative contract, as disclosed below. The Company has only executed derivative instruments that are economic hedges of exposures that can qualify in hedge relationships under ASC 815. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally assesses effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, then measures and records ineffectiveness. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) because it is probable that the forecasted transaction will not occur, or (iv) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company’s derivatives are recorded on the balance sheet at their fair value. For additional information refer to Note 5 – Fair Value of Financial Instruments of the Notes to the Condensed Consolidated Financial Statements. For derivatives accounted for as cash flow hedges, any effective unrealized gains or

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

losses on fair value are included in comprehensive income (loss), net of tax, and any ineffective gains or losses are recognized in income immediately. Amounts recorded in comprehensive income (loss) are reclassified to earnings when the hedged item impacts earnings.

Cash Flow Hedges

Interest Rate Cash Flow Hedges

The Company has entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the three months ended March 31, 2016 and 2015, the Company had interest rate swap and cap agreements to hedge approximately $264,738 and $257,902 of its variable rate bank debt, respectively, or 45.5% and 48.3% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $727 from accumulated other comprehensive income (loss) to interest expense and other, net.

In the fourth quarter of 2012, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in December 2017, had a notional amount of $1,928 as of March 31, 2016. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.50% and pays a fixed rate of 3.75%. The net effect of the hedge is to convert interest expense to a fixed rate of 3.75%, as the underlying debt incurred interest based on one-month LIBOR plus 2.50%.

In the first quarter of 2013, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in April 2018, had a notional amount of $1,831 as of March 31, 2016. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.00% and pays a fixed rate of 2.87%. The net effect of the hedge is to convert interest expense to a fixed rate of 2.87%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%.

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

In the fourth quarter of 2014, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in November 2019, had a notional amount of $1,261 as of March 31, 2016. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 1.34%. The net effect of the hedge is to convert interest expense to a fixed rate of 1.34%, as the underlying debt incurred interest based on one-month LIBOR.

In the third quarter of 2015, the Company acquired eight non-designated interest rate swaps (the "AHNI Swaps") as a result of the step acquisition of AHNI. The AHNI swaps mature on various dates ranging from April 2017 through April 2020 and had notional amounts totaling $2,967 as of March 31, 2016. Under the terms of these arrangements, the Company receives one-month LIBOR and pays fixed rates ranging from 0.85% to 1.17%. The changes in fair market value of the AHNI Swaps are recorded in interest expense and other, net, as incurred.

In the fourth quarter of 2015, the Company entered into two interest rate swap agreements in connection with equipment financing. The swaps mature from December 2020 through December 2021 and had notional amounts totaling $6,751 as of March 31, 2016. Under the terms of these agreements, the Company receives one-month LIBOR and one-month LIBOR plus 2.00% and pays fixed rates of 1.37% and 3.69%, respectively. The net effect of these hedges is to convert interest expense to fixed rates of 1.37% and 3.69%, as the underlying debt incurred interest based on one-month LIBOR and one-month LIBOR plus 2.00%, respectively.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

The Effect of Designated Derivative Instruments on the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income

For the Three Months Ended March 31, 2016

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(79)	Interest expense and other, net	$(83)	Interest expense and other, net	$—
Total	$(79)		$(83)		$—

The Effect of Designated Derivative Instruments on the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income

For the Three Months Ended March 31, 2015

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$189	Interest expense and other, net	$11	Interest expense and other, net	$1
Total	$189		$11		$1

The effect of non-designated derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2016 and 2015 was immaterial.

10. Income Taxes

For the three months ended March 31, 2016, the Company recorded income tax benefit of $945, or 44.3%, of the Company’s pretax income. For the three months ended March 31, 2015, the Company recorded income tax expense of $1,572, or 47.3%, of the Company’s pretax income. The Company’s effective tax rate for the three months ended March 31, 2016 and 2015 differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

As of March 31, 2016, the Company has provided a liability for $242 of unrecognized tax benefits related to various federal and state income tax matters. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $203. As of March 31, 2015, the Company has provided a liability for $285 of unrecognized tax benefits related to various federal and state income tax matters. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $243.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2016 and 2015, the Company had approximately $11 and $14, respectively, in accrued interest and penalties related to unrecognized tax benefits.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2016

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

11. Earnings Per Common Share

Basic net (loss) income per share is computed utilizing the two-class method and is calculated based on the weighted-average number of common shares outstanding during the periods presented, excluding unvested restricted stock units which do not contain nonforfeitable rights to dividend and dividend equivalents.

Diluted net (loss) income per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options, unvested restricted stock and unvested restricted stock units. Potentially dilutive securities are not considered in the calculation of net loss per share as their impact would be anti-dilutive.

The following table sets forth the computation of basic and diluted net (loss) income per share (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net (loss) income attributable to Alliance HealthCare Services, Inc.	$(1,190)	$1,751
Denominator:
Weighted-average shares-basic	10,779	10,714
Effect of dilutive securities:
Employee stock options	—	128
Weighted-average shares-diluted	10,779	10,842
Net (loss) income per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(0.11)	$0.16
Diluted	$(0.11)	$0.16
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	465	310
Average exercise price per share that exceeds average market price of common stock	$25.34	$32.20

12. Commitments and Contingencies

Purchase Commitments

The Company has maintenance contracts with its equipment vendors for substantially all of its radiology and oncology equipment. The contracts are between one and seven years from inception and extend through the year 2022, but may be canceled by the Company under certain circumstances. The Company's total contract payments for the three months ended March 31, 2016 and 2015 were $10,284 and $9,887, respectively. At March 31, 2016, the Company had binding equipment purchase commitments totaling $28,909.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At March 31, 2016, the Company has determined that no liability is necessary related to these guarantees and indemnities.

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

13. Related-Party Transactions

Ownership Structure

On April 16, 2007, Oaktree and MTS purchased 4,900,301 shares of the Company’s common stock. Upon completion of the transaction, Oaktree and MTS owned in the aggregate approximately 50% of the outstanding shares of common stock of the Company. At March 31, 2015, Oaktree and MTS owned in the aggregate approximately 51% of the outstanding shares of common stock of the Company. The Company has not paid management fees to Oaktree and MTS for their financial advisory services to the Company.

On September 16, 2015, Fujian Thai Hot Investment Co., Ltd. (“Thai Hot”) agreed to purchase approximately 5,537,945 shares of Company common stock from funds managed by the Selling Stockholders for approximately $102.5 million or $18.50 per share. In connection with the Thai Hot Transaction, Thai Hot and the Selling Stockholders agreed to bear a specified portion of the following Company expenses related to the Thai Hot Transaction: (i) 100% of the fees and expenses incurred by the Company in connection with the amendment or waiver of its credit agreement, and (ii) all reasonable and documented fees and expenses incurred by the Company in connection with the Thai Hot Transaction in excess of $1 million. In addition, subject to the approval of the Board or an authorized special committee of the Board, Thai Hot agreed to fund a new management incentive arrangement which involves the issuance of $1.5 million in cash-based awards to the Company’s management. The expenses associated with the cash-based awards

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

will be recognized by the Company over the required service period of the awards. The Company accounted for reimbursements received prior to the Thai Hot Transaction close from the Selling Stockholders of $15,343 as capital contributions and reimbursements received subsequent to the Thai Hot Transaction close from Thai Hot of $13,500 as capital contributions. In addition, the Selling Stockholders provided $1.5 million related to the potential tax impact of the credit amendment costs incurred by the Company, measured after the close of the Thai Hot Transaction. It is possible that all or a portion of the $1.5 million will be returned to the Selling Stockholders. Accordingly, the Company record the $1.5 million received as accrued liability on the Condensed Consolidated Balance Sheets.

The Thai Hot Transaction closed on March 29, 2016.  As a result of the Thai Hot Transaction, Thai Hot owns an aggregate of approximately 51.5% of the outstanding shares of common stock of the Company.  The Company has not agreed to pay any management fees to Thai Hot for any financial advisory services to the Company.

Management Agreements

The Company had direct ownership in two unconsolidated investees at March 31, 2016 and December 31, 2015. The Company obtained an additional 15.5% interest in one of its previously unconsolidated investees, AHNI, on August 1, 2015, thereby increasing its ownership position in AHNI to 65.5% and giving it a controlling interest.

Revenues from management agreements with unconsolidated equity investees were $353 and $2,378 during the three months ended March 31, 2016 and 2015, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which are included in the management agreement revenue, and reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as cost of revenues and the reimbursement as revenue in its Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. For the three months ended March 31, 2016 and 2015, the amounts of the revenues and expenses were $252 and $1,947, respectively.

14. Investments in Unconsolidated Investees

The Company has direct ownership in two unconsolidated investees at March 31, 2016. The Company owns 15% and 50% of these investees, respectively, and provides management services under agreements with these investees, expiring at various dates through 2025. Both of these investees are accounted for under the equity method because the Company does not exercise control over the operations of these investees.

On August 1, 2015, the Company obtained an additional 15.5% interest in a previously unconsolidated investee, AHNI, thereby increasing its ownership position to 65.5% and giving it a controlling interest. Prior to August 1, 2015, the Company's interest in AHNI was deemed a noncontrolling interest and, as such, the Company accounted for the investment using the equity method.

Set forth below are certain operating results for the aggregate of the Company’s unconsolidated investees, including the operating results for AHNI for the three months ended March 31, 2015:

	March 31, 2016	December 31, 2015
Balance Sheet Data:
Current assets	$3,099	$2,644
Noncurrent assets	163	273
Current liabilities	590	676
Noncurrent liabilities	35	35

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Operating Results:
Revenues	$2,301	$4,164
Expenses	778	2,404
Net income	1,523	1,760
Earnings from unconsolidated investee	252	1,164

15. Stockholders’ Deficit

The following table summarizes consolidated stockholders’ deficit, including noncontrolling interest.

								Stockholders’ Equity (Deficit) Attributable to
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Comprehensive	Retained Earnings (Accumulated	Alliance HealthCare	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Services, Inc.	Interest	Equity (Deficit)
Balance at December 31, 2015	10,774,857	108	(157,973)	(3,138)	29,297	(511)	(198,393)	(172,637)	95,017	(77,620)
Exercise of stock options	100,000	1	—	—	485	—	—	486	—	486
Shareholder transaction	—	—	—	—	28,629	—	—	28,629	—	28,629
Share-based payment	—	—	—	—	1,402	—	—	1,402	—	1,402
Share-based payment income tax benefit	—	—	—	—	345	—	—	345	—	345
Unrealized loss on hedging transaction, net of tax	—	—	—	—	—	(38)	—	(38)	—	(38)
Net investments in subsidiaries	—	—	—	—	—	—	—	—	(2,433)	(2,433)
Net income	—	—	—	—	—	—	(1,190)	(1,190)	4,592	3,402
Balance at March 31, 2016	10,874,857	109	(157,973)	(3,138)	60,158	(549)	(199,583)	(143,003)	97,176	(45,827)

16. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. In accordance with ASC 280, “Segment Reporting,” and based on the nature of the financial information that is received by the CODM, the Company operates in three operating segments (Radiology Division, Oncology Division, and Interventional HealthCare Services Division) that also qualify as reportable segments under the definition of ASC 280. Prior to 2016, the Company operated in two reportable business segments – Radiology and Oncology Divisions. Effective January 1, 2016, the Interventional HealthCare Services Division qualified as an additional reportable business segment. Accordingly, the information contained herein has been revised to reflect this change in presentation. Each of these reportable segments, on a stand-alone basis, provides and makes available their respective medical services in similar settings, and operates within a singular regulatory environment. Further, management assesses the segment operations and each segment’s degree of efficiency and performance based on this structure of financial reporting, and primarily makes operating decisions from these reportable segment results.

The radiology segment is comprised of diagnostic imaging services including MRI, PET/CT and other imaging services. The oncology segment is comprised of radiation oncology services. The interventional healthcare services operating segment is comprised of therapeutic minimally invasive pain management procedures medical management, laboratory testing, and other services. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on Revenue, Segment Income and Net Income.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table summarizes the Company’s revenue by segment:

	Three Months Ended March 31,
	2016	2015
Revenue
Radiology	$85,639	$81,387
Oncology	26,062	24,186
Interventional	11,663	3,856
Corporate / Other	361	—
Total	$123,725	$109,429

The following are components of revenue:

	Three Months Ended March 31,
	2016	2015
Revenue
MRI revenue	$47,570	$42,887
PET/CT revenue	31,666	31,550
Oncology	26,062	24,186
Interventional	11,663	3,856
Other radiology	6,403	6,950
Corporate / Other	361	—
Total	$123,725	$109,429

Segment income represents net income (loss) before income tax (benefit) expense; interest expense and other, net; amortization expense; depreciation expense; share-based payment; severance and related costs; noncontrolling interest in subsidiaries; restructuring charges; transaction costs; shareholder transaction costs; impairment charges; legal matters expense and other non-cash charges. Segment income is the most frequently used measure of each segment’s performance and is commonly used in setting performance goals. The following table summarizes the Company’s segment income:

	Three Months Ended March 31,
	2016	2015
Segment income
Radiology	$26,443	$26,374
Oncology	12,157	11,763
Interventional	1,255	384
Corporate / Other	(9,483)	(8,405)
Total	$30,372	$30,116

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

The reconciliation of net (loss) income to total segment income is shown below:

	Three Months Ended March 31,
	2016	2015
Net (loss) income attributable to Alliance HealthCare Services, Inc.	$(1,190)	$1,751
Income tax (benefit) expense	(945)	1,572
Interest expense and other, net	7,495	6,018
Amortization expense	2,443	2,035
Depreciation expense	13,048	11,633
Share-based payment (included in selling, general and administrative expenses)	1,865	389
Severance and related costs	1,716	259
Noncontrolling interest in subsidiaries	4,592	4,347
Restructuring charges (Note 3)	231	255
Transaction costs	417	419
Shareholder transaction costs	1,009	—
Impairment charges	—	76
Legal matters expense (included in selling, general and administrative expenses)	155	1,360
Other non-cash charges (included in other income and expense, net)	(464)	2
Total segment income	$30,372	$30,116

Net (loss) income for the radiology, oncology and interventional segments does not include charges for interest expense, net of interest income, income taxes or certain selling, general and administrative expenses. These costs are charged against the Corporate / Other segment. The following table summarizes the Company’s net income (loss) by segment:

	Three Months Ended March 31,
	2016	2015
Net (loss) income
Radiology	$15,652	$16,997
Oncology	4,186	5,024
Interventional	188	169
Corporate / Other	(21,216)	(20,439)
Total	$(1,190)	$1,751

The following table summarizes the Company’s identifiable assets by segment:

	As of March 31,	As of December 31,
	2016	2015
Identifiable assets
Radiology	$294,914	$280,497
Oncology	207,191	213,698
Interventional	87,143	83,480
Corporate / Other	28,397	25,985
Total	$617,645	$603,660

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table summarizes the Company’s goodwill by segment:

	Radiology	Oncology	Interventional	Total
Balance at December 31, 2014	$42,166	$21,698	$—	$63,864
Goodwill acquired during the period	2,656	5,891	30,371	38,918
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	—	—	—	—
Balance at December 31, 2015	$44,822	$27,589	$30,371	$102,782
Goodwill acquired during the period	—	—	929	929
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	—	615	(200)	415
Balance at March 31, 2016	$44,822	$28,204	$31,100	$104,126
Gross goodwill	$214,783	$32,487	$31,100	$278,370
Accumulated impairment charges	(169,961)	(4,283)	—	(174,244)
Balance at March 31, 2016	$44,822	$28,204	$31,100	$104,126

Capital expenditures in the radiology, oncology, interventional and corporate/other segments were $16,926, $484, $33 and $233 respectively for the three months ended March 31, 2016, and $6,830, $735, $0 and $0 respectively, for the three months ended March 31, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading national provider of outsourced healthcare services to hospitals and providers. We also operate freestanding outpatient radiology, oncology and interventional clinics, and Ambulatory Surgical Centers (“ASC”) that are not owned by hospitals or providers. Our diagnostic radiology services are delivered through the Radiology Division (Alliance HealthCare Radiology), radiation oncology services through the Oncology Division (Alliance Oncology, LLC), and interventional and pain management services through the Interventional HealthCare Services Division (Alliance HealthCare Interventional Partners, LLC). We are the nation’s largest provider of advanced diagnostic mobile radiology services, an industry-leading operator of fixed-site radiology centers, and a leading provider of stereotactic radiosurgery nationwide. As of March 31, 2016, we operated 601 diagnostic imaging and radiation therapy systems, including 117 fixed-site radiology centers across the country, and 32 radiation therapy centers and stereotactic radiosurgery (“SRS”) facilities. With a strategy of partnering with hospitals, health systems and physician practices, we provide quality healthcare services for over 1,000 hospitals and healthcare partners in 45 states where approximately 2,400 Alliance Team Members are committed to providing exceptional patient care and exceeding customer expectations. We were incorporated in the state of Delaware on May 27, 1987.

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

•

Interventional HealthCare Services Division: We provide interventional healthcare through therapeutic minimally invasive pain management procedures, medical management, laboratory testing, and other services. Interventional procedures are performed in either a procedure room or ASC environment, as determined by the treating physician. Interventional therapies are playing a more critical role in the care and treatment pathway for patients, but they are also playing an important role in how care is delivered.

Prior to 2016, we operated in two reportable business segments – Radiology and Oncology Divisions. Effective January 1, 2016, our Interventional Division qualified as an additional reportable business segment in accordance with GAAP. Accordingly, the information contained herein has been revised to reflect this change in presentation. We operate in three reportable business segments – Radiology, Oncology and Interventional Divisions. Radiology, Oncology and Interventional Divisions generated 69%, 22% and 9% of our revenue, respectively, for the three months ended March 31, 2016. Radiology, Oncology and Interventional Divisions generated 74%, 22% and 4% of our revenue, respectively, for the three months ended March 31, 2015. For additional information on reportable business segments, see Note 16 – Segment Information of the Notes to the Condensed Consolidated Financial Statements.

Our clients and partners contract with us to provide radiology, radiation oncology and interventional healthcare services to:

•	take advantage of our extensive radiology, radiation oncology and interventional healthcare service lines management experience;
•	partner with a leader whose core competency is high-quality, efficient and scalable services in the areas of radiology, interventional healthcare and radiation oncology services;
•	avoid capital investment, financial risk and contracting for maintenance associated with the purchase of their own systems;
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

Thai Hot Transaction

On September 16, 2015, Thai Hot agreed to purchase approximately 5,537,945 shares of Company common stock from funds managed by the Selling Stockholders for approximately $102.5 million or $18.50 per share (the “Thai Hot Transaction”). In connection with the Thai Hot Transaction, Thai Hot and the Selling Stockholders agreed to bear a specified portion of the following Company expenses related to the Thai Hot Transaction: (i) 100% of the fees and expenses incurred by the Company in connection with the amendment or waiver of its credit agreement, and (ii) all reasonable and documented fees and expenses incurred by the Company in connection with the Thai Hot Transaction in excess of $1 million.  In addition, subject to the approval of the Board or an authorized special committee of the Board, Thai Hot agreed to fund a new management incentive arrangement which involves the issuance of $1.5 million in cash-based awards to the Company’s management.

The Thai Hot Transaction closed on March 29, 2016.  As a result of the Thai Hot Transaction, Thai Hot owns an aggregate of approximately 51.5% of the outstanding shares of common stock of the Company.  The Company has not agreed to pay any management fees to Thai Hot for any financial advisory services to the Company. For additional information on the Thai Hot Transaction, see Note 3 – Acquisitions and Transactions of the Notes to the Condensed Consolidated Financial Statements.

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

Third-party payor reimbursement rates and policies

Payments to us by third-party payors depend substantially upon each payor's coverage, coding and reimbursement policies. Third-party payors may impose limits on coverage or reimbursement for diagnostic imaging services, including denying reimbursement for tests that do not follow recommended diagnostic procedures. In addition, we are subject to a variety of billing and coding requirements, including the implementation of the International Classification of Diseases, 10th Edition (“ICD-10”) on October 1, 2015. The adoption of ICD-10 could create claims processing issues for our clinics or our payors that could result in additional claims submission or payment delays or denials.

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

Results of Operations

The following table shows our consolidated statements of operations as a percentage of revenues for each of the three months ended March 31:

	2016	2015
Revenues	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	57.3	56.6
Selling, general and administrative expenses	20.4	19.1
Transaction costs	0.3	0.4
Shareholder transaction costs	0.8	—
Severance and related costs	1.4	0.2
Impairment charges	0.0	0.1
Depreciation expense	10.5	10.6
Amortization expense	2.0	1.9
Interest expense and other, net	6.1	5.5
Other (income) and expense, net	(0.6)	(0.3)
Total costs and expenses	98.2	94.1
Income before income taxes, earnings from unconsolidated investees, and noncontrolling interest	1.8	5.9
Income tax (benefit) expense	(0.8)	1.4
Earnings from unconsolidated investees	(0.2)	(1.1)
Net income	2.8	5.6
Less: Net income attributable to noncontrolling interest, net of tax	(3.7)	(4.0)
Net (loss) income attributable to Alliance HealthCare Services, Inc.	(0.9)%	1.6%

The table below provides MRI statistical information for the three months ended March 31:

	2016	2015
MRI statistics
Average number of total systems	270.1	245.8
Average number of scan-based systems	218.6	202.9
Scans per system per day (scan-based systems)	9.07	8.48
Total number of scan-based MRI scans	133,234	114,033
Price per scan	$312.00	$330.71

The table below provides PET/CT statistical information for each of the three months ended March 31:

	2016	2015
PET/CT statistics
Average number of total systems	116.8	114.6
Average number of scan-based systems	107.9	106.5
Scans per system per day	5.50	5.25
Total number of PET/CT scans	34,597	33,443
Price per scan	$881.32	$916.15

The table below provides Radiation oncology statistical information for each of the three months ended March 31:

	2016	2015
Oncology statistics
Linac treatments	22,833	22,165
Stereotactic radiosurgery patients	893	779

Following are the components of revenue (in millions) for each of the three months ended March 31:

	2016	2015
MRI revenue	$47.6	$42.9
PET/CT revenue	31.7	31.5
Oncology revenue	26.1	24.2
Interventional revenue	11.7	3.9
Other revenue	6.6	6.9
Total	$123.7	$109.4

	Three Months Ended March 31,
	2016	2015
Total fixed-site imaging center revenue (in millions)	$27.2	$27.1

Quarter Ended March 31, 2016 Compared to Quarter Ended March 31, 2015

Revenue increased $14.3 million, or 13.1%, to $123.7 million in the first quarter of 2016 compared to $109.4 million in the first quarter of 2015 mostly due to an increase in interventional revenue of $7.8 million, and increase in MRI revenue of $4.7 million and an increase to oncology revenue of $1.9 million. PET/CT and other revenues remained consistent with first quarter 2015.

MRI revenue increased $4.7 million in the first quarter of 2016, or 11.0%, compared to the first quarter of 2015. Scan-based MRI revenue increased $3.9 million in the first quarter of 2016, or 10.2%, compared to the first quarter of 2015, to $41.6 million in the first quarter of 2016 from $37.7 million in the first quarter of 2015. The increase in scan-based MRI revenue was primarily due to year-over-year increases in the average number of scan-based systems in service, scans per system per day and total number of scan-based MRI scans, partially offset by a 5.7% decrease in price per scan from $330.71 in first quarter 2015 to $312.00 in the first quarter 2016. The average number of scan-based systems in service increased to 218.6 systems in the first quarter of 2016 from 202.9 systems in the first quarter of 2015. Scans per scan-based system per day increased to 9.07 in the first quarter of 2016 from 8.48 in the first quarter of 2015. Total scan-based MRI scan volume increased 16.8% to 133,234 scans in the first quarter of 2016 from 114,033 scans in the first quarter of 2015. Non scan-based MRI revenue increased $0.8 million in the first quarter of 2016 over the same period in 2015. Included in the revenue totals above are fixed-site imaging center revenues, which increased $0.1 million, or 0.4%, to $27.2 million in the first quarter of 2016 from $27.1 million in the first quarter of 2015.

PET/CT revenue in the first quarter of 2015 increased slightly by $0.2 million, or 0.6%, compared to the first quarter of 2015. This increase was primarily due to an increase of 3.5% in the total volume of PET/CT scans to 34,597 scans in the first quarter of 2016 compared to 33,443 scans over the same period in 2015. The increases were offset by a decrease in the average price per PET/CT scan to $881.32 per scan in the first quarter of 2016 compared to $916.15 per scan in the first quarter of 2015, as we priced competitively to protect and maintain our market share in the mobile imaging market. The average number of PET/CT systems in service increased to 116.8 systems in the first quarters of 2016 compared to 114.6 in the first quarter of 2015. Scans per system per day also increased to 5.50 in the first quarter of 2016 from 5.25 in the first quarter of 2015.

Oncology revenue increased $1.9 million, or 7.9%, to $26.1 million in the first quarter of 2016 compared to $24.2 million in the first quarter of 2015, primarily due to a 3.0% increase in the number of Linac treatments performed in the first quarter of 2016, compared to the first quarter of 2015 and a 14.6% increase in the number of SRS patients we treated. The growth in Linac treatments was primarily due to our acquisition of PCI in the fourth quarter of 2015.

Other revenues related to our radiology segment were $6.6 million in the first quarter of 2016 compared to $6.9 million in the first quarter of 2015.

At March 31, 2016 we operated 277 MRI systems and 131 PET/CT systems. At March 31, 2015 we operated 258 MRI systems and 128 PET/CT systems. We operated 116 fixed-site imaging centers (including one in an unconsolidated joint venture) at March 31, 2016, compared to 117 fixed-site imaging centers (including one in an unconsolidated joint venture) at March 31, 2015. We operated 32 radiation oncology centers (including one in an unconsolidated joint venture) at March 31, 2016, compared to 31 radiation oncology centers (including one in an unconsolidated joint venture) at March 31, 2015.

Cost of revenues, excluding depreciation and amortization, increased $9.0 million, or 14.6%, to $70.9 million in the first quarter of 2016 compared to $61.9 million in the first quarter of 2015. The increase in cost of revenues is primarily due to a $6.3 million increase over prior year in compensation and related employee expenses, primarily due to salary costs in connection with our new affiliations with TPC, PRC and PCI as well as incremental radiology resources to support volume growth, an increase to medical supplies of $0.9 million, or 19.1%, an increase to rents expense of $1.0 million, or 51.5%, an increase in equipment rental expense of $0.4 million, or 15.3% and an increase in maintenance and related costs of $0.6 million, or 5.0%. All other cost of revenues, excluding depreciation and amortization, remained stable year over year. Cost of revenues, as a percentage of revenue, increased to 57.3% in the first quarter of 2016, compared to 56.6% in the first quarter of 2015.

Selling, general and administrative expenses increased $4.3 million, or 20.6%, to $25.3 million in the first quarter of 2016 compared to $21.0 million in the first quarter of 2015. The increase to selling, general and administrative expenses was primarily due to increases in compensation and related employee expenses of $3.3 million, or 25.0% and non-cash stock-based compensation expenses of $1.0 million, or 260.1%, due to a change in control in connection with the Thai Hot Transaction. Selling, general and administrative expenses as a percentage of revenue was 20.4% in the first quarter of 2016 compared to 19.1% in the first quarter of 2015.

Transaction costs remained consistent at $0.4 million in the first quarter 2016 compared to the same prior year period. Transaction costs represent expenses incurred in connection with ongoing strategic planning by management.

Shareholder transaction costs of $1.0 million are a direct result from the Thai Hot Transaction, whereby Thai Hot and the Selling Stockholders agreed to bear a specified portion of the transaction costs.  Further discussion of the Thai Hot Transaction is disclosed in Note 3 – Acquisitions and Transactions of the Notes to the Condensed Consolidated Financial Statements.

Severance and related costs increased $1.4 million to $1.7 million in the first quarter of 2016 compared to $0.3 million in the first quarter of 2015. During the first quarter 2016, an executive officer departed from our Company, leading to higher expenses.

Depreciation expense increased $1.4 million, or 12.2%, to $13.0 million in the first quarter of 2016 compared to $11.6 million in the first quarter of 2015 due to the year over year increase in the number of units in our fleet along with our decision to upgrade units we currently own as an alternative to purchasing new equipment.

Amortization expense increased $0.4 million, or 20.0%, in the first quarter of 2016 compared to 2015. This increase is primarily due to additional amortization charges related to intangible assets that were acquired in recent transactions. Further discussion of recent transactions is disclosed in Note 3 – Acquisitions and Transactions of the Notes to the Condensed Consolidated Financial Statements.

Interest expense and other, net increased $1.5 million, or 24.5% to $7.5 million in the first quarter of 2016 compared to $6.0 million in the first quarter of 2015, primarily due increased deferred financing costs associated with the amendments to our credit facility, increased borrowings under our senior secured credit agreement and increased equipment debt. We expect interest expense to increase in future periods due to increased deferred financing costs associated with amendments to our credit facility.

Other income, net of expenses increased to $0.8 million in the first quarter of 2016 compared to $0.4 million in the same prior year period. As a result of finalizing TPC’s earnout, we recorded a non-cash gain of $0.6 million. Further discussion of the earnout is disclosed in Note 3 – Acquisitions and Transactions of the Notes to the Condensed Consolidated Financial Statements.

Income tax benefit was $0.9 million in the first quarter of 2016 compared to income tax expense of $1.6 million in the first quarter of 2015. Our effective tax rate was 44.3% in the first quarter of 2016 compared to 47.3% in the first quarter of 2015. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits, and other permanent differences.

Earnings from unconsolidated investees decreased $0.9 million, or 78.3%, to $0.3 million in the first quarter of 2016 compared to $1.2 million in the first quarter of 2015. The decrease in earnings from unconsolidated investees is primarily as a result from the consolidation of AHNI, effective August 1, 2015. Further discussion of the AHNI transaction is disclosed in Note 3 – Acquisitions and Transactions of the Notes to the Condensed Consolidated Financial Statements.

Net income attributable to noncontrolling interest increased $0.3 million, or 5.6%, to $4.6 million in the first quarter of 2016 compared to $4.3 million in the first quarter of 2015. The increase is mostly attributed to improved net income we derived from our joint venture partners.

Net loss attributable to Alliance HealthCare Services, Inc. was $1.2 million, or $0.11 loss per share on a diluted basis, in the first quarter of 2016 compared to net income of $1.8 million, or $0.16 per share on a diluted basis, in the first quarter of 2015.

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

Adjusted EBITDA in 2016 totaled $30.4 million, an increase of 0.8%, compared to $30.1 million in 2015.

	Three Months Ended March 31,
	2016	2015
Net (loss) income attributable to Alliance HealthCare Services, Inc.	$(1,190)	$1,751
Income tax (benefit) expense	(945)	1,572
Interest expense and other, net	7,495	6,018
Amortization expense	2,443	2,035
Depreciation expense	13,048	11,633
Share-based payment (included in selling, general and administrative expenses)	1,865	389
Severance and related costs	1,716	259
Noncontrolling interest in subsidiaries	4,592	4,347
Restructuring charges (Note 3)	231	255
Transaction costs	417	419
Shareholder transaction costs	1,009	—
Impairment charges	—	76
Legal expense matters (included in selling, general and administrative expenses)	155	1,360
Other non-cash charges (included in other income and expense, net)	(464)	2
Adjusted EBITDA	$30,372	$30,116

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $22.7 million and $20.8 million of cash flow from operating activities in the first three months of 2016 and 2015, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging, radiation oncology, and interventional services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts in the first three months of 2016 and 2015 was $0.3 million and $0.4 million, respectively, or 0.2% and 0.4% of revenue, respectively. Our number of days of revenue outstanding for our accounts receivable falls within our expected range and historical experience, consistent at 53 days as of March 31, 2016 and 2015. We believe this number is comparable to other diagnostic imaging and radiation oncology providers. As of March 31, 2016, we had $16.7 million of available borrowings under our revolving line of credit, net of outstanding letters of credit.

We used cash of $22.4 million and $40.0 million for investing activities in the three months ended March 31, 2016 and 2015, respectively. In the first quarter of 2016, total capital expenditures, including cash and financed capital expenditures were $22.2 million compared to $16.5 million in the first quarter of 2015.

Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We spend capital:

•	to purchase new systems;
•	to replace less advanced systems with new systems;
•	to upgrade MRI, PET/CT and radiation oncology systems; and
•	to upgrade our corporate infrastructure, primarily in information technology.

Cash capital expenditures totaled $17.7 million and $7.6 million during the three months ended March 31, 2016 and 2015, respectively. In addition, we financed $1.0 million of capital expenditures under equipment financing arrangements in the three months ended March 31, 2016. We purchased one MRI system, four PET/CT systems and 32 other imaging equipment units, upgraded various imaging equipment and traded-in or sold a total of four systems during the three months ended March 31, 2016. We expect to purchase additional systems in the remainder of 2016 and finance substantially all of these purchases with our available cash, cash from operating activities and equipment leases. We expect capital expenditures to total approximately $80 to $90 million in 2016 based on planned expansion of our Radiology, Oncology and Interventional HealthCare Services Divisions, which will require significant investment, and capital expenditures to maintain our existing portfolio of assets.

Net cash provided by financing activities for the three months ended March 31, 2016 of $4.3 million resulted from our proceeds from shareholder transaction of $28.6 million, proceeds from equipment debt of $1.0 million, proceeds from revolving loan facility of $9.0 million, proceeds from share-based payment arrangements of $0.5 million, partially offset by principal payments on equipment debt and capital lease obligations of $4.0 million, principal payments on loan facility of $1.3 million, payments of debt issuance costs and deferred financing costs of $25.0 million, noncontrolling interest in subsidiaries of $4.1 million and excess tax benefits from share-based payment arrangements of $0.5 million.

At March 31, 2016, we had cash and cash equivalents of $42.7 million. This available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts. At March 31, 2016, we had $35.9 million in our accounts with third-party financial institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be adversely affected if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next one to two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt and other contracts. As of March 31, 2016, we were in compliance with all covenants contained in our long-term debt agreements and expect that we will be in compliance with these covenants for the remainder of 2016.

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

On March 29, 2016, the Company entered into a third amendment to the Credit Agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Third Amendment”). Pursuant to the Third Amendment, (i) the defined term “Investors” was amended to include THAIHOT Investment Company Limited, so that the sale by the Selling Stockholders would not be deemed to constitute a change of control and (ii) the soft call provision was reinstated to commence on the date the Third Amendment is effective and end the date that is twelve months after such commencement.

Under the soft call provision, if the Company makes a voluntary prepayment of any Term Loan or prepays, refinances, substitutes or replaces any Term Loan, then the Company shall pay to the administrative agent, for the ratable account of each of the lenders holding Term Loans a prepayment premium equal to 1.0% of the aggregate principal amount of the Term Loans so prepaid, refinanced, substituted or replaced. The Third Amendment did not impact the borrowing capacity on the revolving credit facility which remains at $50,000.

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

The Credit Agreement also contains a leverage ratio covenant requiring us to maintain a maximum ratio of consolidated total debt to consolidated adjusted EBITDA that ranges from 4.95 to 1.00 to 4.30 to 1.00. At March 31, 2016, the Credit Agreement requires a maximum leverage ratio of not more than 4.55 to 1.00. The Credit Agreement eliminated the interest coverage ratio covenant which we were subject to maintain prior to the refinancing. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the Credit Agreement. As of March 31, 2016, our ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 4.22 to 1.00. As of March 31, 2016, there was $501.6 million outstanding under the term loan facility and $28.5 million in borrowings under the revolving credit facility.

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

Interest Rate Swaps

We have entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of our variable rate bank debt. At March 31, 2016, we had interest rate swap and cap agreements to hedge approximately $264.7 million of variable rate bank debt, or 45.5% of total debt. Over the next twelve months, we expect to reclassify $0.7 million from accumulated other comprehensive income (loss) to interest expense and other, net.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please refer to Note 2 - Recent Accounting Pronouncements of the Notes to Condensed Consolidated Financial Statements.

Cautionary Statement Regarding Forward-looking Statements

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

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or that we do not fully control that cause actual results to differ materially from those expressed or implied by our forward-looking statements, including:

•	our high degree of leverage and our ability to service our debt;
•	factors affecting our leverage, including interest rates;
•	the risk that the counterparties to our interest rate swap agreements fail to satisfy their obligations under those agreements;
•	our ability to obtain financing;
•	the effect of operating and financial restrictions in our debt instruments;
•	the accuracy of our estimates regarding our capital requirements;
•	our ability to maintain effective internal controls;
•	intense levels of competition and overcapacity in our industry;
•	changes in the rates or methods of third-party reimbursements for diagnostic imaging and radiation oncology services;
•	fluctuations or unpredictability of our revenues, including as a result of seasonality;
•	our ability to keep pace with technological developments within our industry;
•	the growth or decline in the market for MRI and other services;
•	the disruptive effect of natural disasters, including weather;

•	adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit and equity markets; and
•	our ability to successfully integrate acquisitions.

Further information about factors that could materially affect the Company, including our results of operations and financial condition, is contained under “Risk Factors” in Item 1A in the 2015 Form 10-K and Part II, Item 1A in this Form 10-Q. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in the 2015 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Audit Committee Investigation

In April 2016, management identified and brought to the attention of the Audit Committee a historical fixed asset impairment issue. Management promptly commenced an investigation into the scope and cause of this fixed asset impairment issue and reported the results to the Audit Committee. Based on the results of the investigation management has concluded a deficiency exists in the operating effectiveness of certain of our internal controls, and we have determined that a material weakness existed in our internal control over financial reporting as of December 31, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management has identified this deficiency in operating effectiveness that represents a material weakness in internal control over financial reporting as follows:

Equipment impairment accounting records in historical periods prior to 2011 were not consistently maintained in the Company’s ERP system in accordance with established procedures. As a result, accumulated depreciation was overstated in the calculation of gain (loss) on disposals, resulting in overstated equipment, net and understated depreciation expense and net losses on disposals in prior periods.  The Company’s internal control related to the review of reconciliations of the ERP system subledger information to the general ledger did not timely and accurately resolve reconciling items for many years back to 2003. This deficiency represented a material weakness in the Company’s internal control over financial reporting.

Plan for Remediation of Material Weakness. We have made and will continue to make improvements to our internal control over financial reporting, and management, with oversight from our Audit Committee, has identified and is executing the following actions that we believe will remediate the material weakness described above. Specifically, management established a plan with regard to the accounting for equipment intended to:

•

Require certain changes to the equipment subledgers be reviewed and approved by the Vice President, Corporate Controller, with specific focus on processes and controls governing the tracking and timely disposition of equipment, net; and

•

Enhance control procedures over our equipment, net, including increased education, training, support and oversight of our employees tasked with the completion of reconciliation procedures and resolution of reconciliation items.

As management continues to evaluate and work to improve our internal controls over financial reporting, we may take additional measures to address control deficiencies or determine to modify the remediation plan described above.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective because of the material weakness in our internal controls over financial reporting described above and in the 2015 Form 10-K/A. In light of the material weaknesses described above, management performed additional analyses and other post-closing procedures in an effort to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management has concluded that the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of the dates, and for the periods, presented therein, in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Management has determined that, as of March 31, 2016, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), except for the identification of the material weakness described above, during the quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

However, as noted above, we will be implementing changes to our internal control over financial reporting to address the material weakness described above.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of our legal proceedings, please refer to Part I, Item 1, Note 12 of the unaudited financial statements contained in this Form 10-Q, which is incorporated herein by reference in response to this Item.

ITEM 1A.	RISK FACTORS

For a complete description of our risk factors, please refer to the Risk Factors section contained in the 2015 Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2016. Material changes to such risk factors through the date of this report are:

Risks Related to Our Governance and Stock Exchange Listing

Fujian Thai Hot Investment Co., Ltd. beneficially owns the majority of our outstanding shares of common stock and are therefore able to exert significant influence over us, including with respect to change of control transactions.

On March 29, 2016, an affiliate of Thai Hot completed the acquisition of 5,537,945 shares of our common stock from funds managed by Oaktree Capital Management, LLC and MTS Health Investors, LLC, and Larry C. Buckelew (the “Share Purchase”).  As a result of the Share Purchase, Thai Hot beneficially owns an aggregate of approximately 51.7% of the outstanding shares of our common stock.  In connection with the Share Purchase, Thai Hot and the Company entered into a governance, voting and standstill agreement, which provides that Thai Hot is prohibited, for a period of three years after execution of the agreement, from purchasing any shares of the Company’s equity securities without the approval of the independent directors of the Company not affiliated with Thai Hot, subject to a right of Thai Hot to acquire additional shares to maintain 51.5% ownership.  During the three-year period and for so long as Thai Hot owns at least 35% of the fully diluted equity securities of the Company, Thai Hot will have the right to appoint to our Board of Directors the number of directors necessary to comprise a majority of the Board of Directors as well as two designees on certain Board committees. In the event that Thai Hot beneficially owns less than 35% but at least 25% of the Company’s outstanding common stock, Thai Hot will have the right to nominate three members to our Board of Directors, and the number of its permitted committee designees will decrease to one. In the event Thai Hot beneficially own less than 25% but at least 15% of the Company’s outstanding common stock, Thai Hot will have the right to nominate one member to our Board of Directors, and it will lose its right to have any committee designees.  Thai Hot therefore has the ability to exert significant influence on our management and operations, and to control the outcome of matters requiring stockholder approval. This concentration of ownership and voting power may have the effect of delaying or preventing a merger, consolidation, sale of assets or other similar transaction that involves a third party. It is possible that the interests of Thai Hot may in some circumstances conflict with our interests or the interests of our other stockholders.

Because of the equity ownership of Thai Hot, we are considered a “controlled company” for purposes of the National Association of Securities Dealers Automated Quotations: Global Market ("NASDAQ") listing requirements. As such, we are exempt from the requirement that the majority of our board of directors meet the standards of independence established by the NASDAQ and we are exempt from the requirement that we have a separate Compensation Committee comprised entirely of directors who meet those independence standards. We do not currently intend to rely upon the Compensation Committee exemption available for controlled companies, or, if the Thai Hot designees meet the NASDAQ standards of independence, the exemption from having a majority of independent directors.  However, we may choose to use the exemption at any time that we remain a controlled company.

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

Exhibit No.	Description

3.2	Amended and Restated By-laws of Alliance. (Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on August 14, 2001)

3.2.1	Certain Amended and Restated Provisions of the By-laws of Alliance. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 10-Q (File No. 001-16609) with the SEC on December 20, 2007)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Alliance. (Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on August 14, 2001)

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

10.6*

Employment Agreement dated as of December 1, 2005 between Alliance and Howard K. Aihara. (Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 16, 2006)

10.7*

Agreement Not to Compete dated as of December 1, 2005 between Alliance and Howard K. Aihara. (Filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 16, 2006)

10.8*

Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 16, 2007)

10.9*

Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Directors) under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on December 20, 2007)

10.10*

Form of Stock Bonus Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 16, 2007)

10.11

Governance, Voting and Standstill Agreement, dated as of March 29, 2016, among Alliance HealthCare Services, Inc., Fujian Thai Hot Investment Co., Ltd and THAIHOT Investment Company Limited. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on March 29, 2016)

10.12

Registration Rights Agreement, dated as of November 2, 1999, by and among Alliance Imaging, Inc., Viewer Holdings LLC, and the other parties thereto (Filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-4 (File No. 333-60682), filed with the SEC on May 10, 2001 )

10.13

Assignment and Assumption Agreement, dated as of March 29, 2016, to the Registration Rights Agreement, dated as of November 2, 1999 (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on March 29, 2016)

10.14*	Form of Executive Severance Agreement. (Filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on May 8, 2014)

10.15*

Amendment of Employment Agreement, dated as of April 16, 2007, between Howard K. Aihara and Alliance Imaging, Inc. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on April 20, 2007)

10.16*

New form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated. (Filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 12, 2008

Exhibit No.	Description

10.17*

Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated (For Director Awards Only). (Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 10, 2009)

10.18*

Amendment to the Alliance Imaging, Inc. Directors’ Deferred Compensation Plan, as amended and restated. (Filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 10, 2009)

10.19*

Second Amendment of Employment Agreement, dated as of December 9, 2008, between Howard K. Aihara and Alliance Imaging, Inc. (Filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 10, 2009)

10.20

Credit Agreement, dated as of June 3, 2013, among Alliance HealthCare Services, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent and the lenders party thereto. (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on August 7, 2013)

10.21

Amendment No. 1 to Credit Agreement, dated as of October 11, 2013, among Alliance HealthCare Services, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent and the lenders party thereto. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on October 16, 2013)

10.22

Incremental Term Loan Commitment Agreement, dated October 11, 2013, by and among the Company, Credit Suisse AG, Cayman Islands Branch,  as administrative agent and other lenders party thereto (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on October 16, 2013

10.23*

Form of Letter Agreement Evidencing Retention Bonus Arrangements with Executive Officers, dated as of January 31, 2012, with schedule of individual bonus amounts. (Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 15, 2012)

10.24*

Offer Letter, dated as of May 31, 2012, between Larry C. Buckelew and Alliance HealthCare Services Inc. (Filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on August 7, 2012)

10.25*

Offer Letter, dated as of May 31, 2012, between Michael J. Shea and Alliance HealthCare Services Inc. (Filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on August 7, 2012)

10.26*

Offer Letter, dated as of July 29, 2013, between Percy C. Tomlinson and Alliance HealthCare Services Inc. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on August 2, 2013)

10.27*

Executive Severance Agreement, dated October 1, 2013, between Percy C. Tomlinson and Alliance HealthCare Services, Inc. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on August 2, 2013)

10.28*

Form of Restricted Stock Unit Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries (Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 13, 2014)

10.29

Amendment No. 2 to Credit Agreement, dated as of June 19, 2015, among Alliance HealthCare Services, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent and the lenders party thereto. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on June 23, 2015)

10.30

Incremental Term Loan Commitment Agreement, dated June 19, 2015, by and among the Company, Credit Suisse AG, Cayman Islands Branch,  as administrative agent and other lenders party thereto (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on June 23, 2015)

10.31*

Offer Letter, dated as of February 15, 2016, by and between Rhonda Longmore-Grund and Alliance HealthCare Services, Inc. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on February 17, 2016)

10.32*

Transition and Separation Agreement, dated as of February 17, 2016, by and between Howard K. Aihara and Alliance HealthCare Services, Inc. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on February 17, 2016)

10.33

Amendment No. 3 to Credit Agreement, dated as of March 29, 2016, among Alliance HealthCare Services, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent and the lenders party thereto. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on March 29, 2016)

Exhibit No.	Description

10.34*

Amendment of Executive Severance Agreement, dated as of March 23, 2016, by and between Percy C. Tomlinson and Alliance HealthCare Services, Inc. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on March 25, 2016)

10.35*

Amendment of Executive Severance Agreement, dated as of March 23, 2016, by and between Richard W. Johns and Alliance HealthCare Services, Inc. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on March 25, 2016)

10.36*

Amendment of Executive Severance Agreement, dated as of March 23, 2016, by and between Richard A. Jones and Alliance HealthCare Services, Inc. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on March 25, 2016)

10.37*

Amendment of Executive Severance Agreement, dated as of March 23, 2016, by and between Gregory E. Spurlock and Alliance HealthCare Services, Inc. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on March 25, 2016)

10.38	Form of Restricted Stock Award Agreement in connection with the 2016 Long-Term Incentive Program (1)

10.39	Form of Non-qualified Stock Option Agreement in connection with the 2016 Long-Term Incentive Program (1)

10.40	Management Incentive Plan (1)

10.41	Form of Long-Term Incentive Compensation Arrangement Award Letter in connection with the 2016 Long-Term Incentive Program (1)

21.1	Subsidiaries of the Registrant. (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 10, 2016).

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

101

The following materials from Alliance’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (a) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (b) Condensed Consolidated Statements of Operations and Comprehensive Income for the quarters ended March 31, 2016 and 2015; (c) Consolidated Statements of Cash Flows for the quarters ended March 31, 2016 and 2015; (d) Consolidated Statements of Changes in Shareholders' Equity (Deficit); and (e) Notes to Consolidated Financial Statements.(1)

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

ALLIANCE HEALTHCARE SERVICES, INC.

May 5, 2016	By:	/s/ PERCY C. TOMLINSON
Percy C. Tomlinson
Chief Executive Officer (Principal Executive Officer)

May 5, 2016	By:	/s/ RHONDA A. LONGMORE-GRUND
Rhonda A. Longmore-Grund
Executive Vice President and Chief Financial Officer (Principal Financial Officer)