Form 10-Q
period 2016-06-30
Alliance HealthCare Services, Inc
filed 2016-08-04
CIK 817135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 1, 2016, there were 10,738,551 shares of common stock, par value $.01 per share, outstanding.

ALLIANCE HEALTHCARE SERVICES, INC.

FORM 10-Q

June 30, 2016

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2016	2015
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$24,319	$38,070
Accounts receivable, net of allowance for doubtful accounts of $4,376 in 2016 and $5,461 in 2015	73,514	73,208
Prepaid expenses	13,191	13,463
Other receivables	2,532	3,206
Total current assets	113,556	127,947
Plant, property and equipment, net	204,447	177,188
Goodwill	106,129	102,782
Other intangible assets, net	164,587	162,923
Other assets	25,858	32,820
Total assets	$614,577	$603,660
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$24,973	$20,796
Accrued compensation and related expenses	22,753	19,933
Accrued interest payable	3,253	3,323
Current portion of long-term debt	19,174	17,732
Current portion of obligations under capital leases	2,606	2,674
Other accrued liabilities	34,783	36,453
Total current liabilities	107,542	100,911
Long-term debt, net of current portion and deferred financing costs	509,800	540,353
Obligations under capital leases, net of current portion	11,524	10,332
Deferred income taxes	23,960	23,020
Other liabilities	7,149	6,664
Total liabilities	659,975	681,280
Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 10,896,524 and 10,774,857 issued in 2016 and 2015, respectively; 10,738,551 and 10,616,884 outstanding in 2016 and 2015, respectively	109	108
Treasury stock, at cost - 157,973 shares in 2016 and 2015	(3,138)	(3,138)
Additional paid-in capital	60,635	29,297
Accumulated comprehensive loss	(465)	(511)
Accumulated deficit	(197,124)	(198,393)
Total stockholders’ deficit attributable to Alliance HealthCare Services, Inc.	(139,983)	(172,637)
Noncontrolling interest	94,585	95,017
Total stockholders’ deficit	(45,398)	(77,620)
Total liabilities and stockholders’ deficit	$614,577	$603,660

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$125,317	$118,504	$249,041	$227,933
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	69,939	67,485	140,853	129,371
Selling, general and administrative expenses	23,175	20,800	48,440	41,755
Transaction costs	431	1,113	848	1,532
Shareholder transaction costs	1,498	—	2,507	—
Severance and related costs	708	195	2,424	454
Impairment charges	—	6,670	—	6,746
Depreciation expense	13,730	12,072	26,778	23,705
Amortization expense	2,494	2,495	4,937	4,530
Interest expense and other, net	8,872	6,904	16,367	12,922
Other (income) and expense, net	(3,546)	486	(4,334)	127
Total costs and expenses	117,301	118,220	238,820	221,142
Income before income taxes, earnings from unconsolidated investees, and noncontrolling interest	8,016	284	10,221	6,791
Income tax expense (benefit)	2,221	(1,366)	1,275	206
Earnings from unconsolidated investees	(393)	(1,292)	(645)	(2,455)
Net income	6,188	2,942	9,591	9,040
Less: Net income attributable to noncontrolling interest	(3,729)	(4,903)	(8,322)	(9,250)
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$2,459	$(1,961)	$1,269	$(210)
Comprehensive income (loss), net of taxes:
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$2,459	$(1,961)	$1,269	$(210)
Unrealized gain (loss) on hedging transactions, net of taxes	84	(13)	46	(141)
Comprehensive income (loss), net of taxes:	$2,543	$(1,974)	$1,315	$(351)
Income (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.23	$(0.18)	$0.12	$(0.02)
Diluted	$0.23	$(0.18)	$0.12	$(0.02)
Weighted-average number of shares of common stock and common stock equivalents:
Basic	10,882	10,715	10,771	10,714
Diluted	10,893	10,836	10,796	10,839

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income	$9,591	$9,040
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,356	1,054
Share-based payment	1,780	819
Depreciation and amortization	31,715	28,235
Amortization of deferred financing costs	3,312	2,098
Accretion of discount on long-term debt	254	232
Adjustment of derivatives to fair value	(45)	98
Distributions more than undistributed earnings from investees	107	189
Deferred income taxes	940	(697)
Gain on sale of assets	(169)	(406)
Changes in fair value of contingent consideration related to acquisitions	(3,640)	—
Impairment charges	—	6,746
Excess tax benefit from share-based payment arrangements	436	5
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(1,389)	(577)
Prepaid expenses	(119)	(1,499)
Other receivables	674	(242)
Other assets	4,240	534
Accounts payable	2,578	627
Accrued compensation and related expenses	2,820	340
Accrued interest payable	(70)	(31)
Income taxes payable	(36)	131
Other accrued liabilities	3,614	964
Net cash provided by operating activities	57,949	47,660
Investing activities:
Equipment purchases	(33,975)	(26,382)
Increase in deposits on equipment	(13,847)	(9,935)
Acquisitions, net of cash received	(6,659)	(24,061)
Proceeds from sale of assets	370	520
Net cash used in investing activities	(54,111)	(59,858)
Financing activities:
Principal payments on equipment debt and capital lease obligations	(8,035)	(4,639)
Proceeds from equipment debt	4,809	15,691
Principal payments on term loan facility	(2,600)	(7,351)
Proceeds from term loan facility	—	29,850
Principal payments on revolving loan facility	(24,000)	(28,000)
Proceeds from revolving loan facility	21,000	26,000
Payments of debt issuance costs and deferred financing costs	(25,059)	(654)
Noncontrolling interest in subsidiaries	(11,703)	(8,353)
Excess tax benefit from share-based payment arrangements	(436)	(5)
Issuance of common stock	1	—
Proceeds from exercise of stock options	614	25
Settlement of contingent consideration related to acquisitions	(810)	—
Proceeds from shareholder transaction	28,630	—
Net cash (used in) provided by financing activities	(17,589)	22,564
Net (decrease) increase in cash and cash equivalents	(13,751)	10,366
Cash and cash equivalents, beginning of period	38,070	33,033
Cash and cash equivalents, end of period	$24,319	$43,399
Supplemental disclosure of cash flow information:
Interest paid	$12,957	$11,110
Income taxes refunded, net of payments	(92)	(146)
Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations related to the purchase of equipment	1,499	$1,294
Equipment purchases in accounts payable and accrued equipment	352	2,477
Noncontrolling interest assumed in connection with acquisitions (Note 3)	2,948	20,598
Fair value of contingent consideration related to acquisitions (Note 3)	420	—
Extinguishment of note receivable	—	3,071

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates

Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared by Alliance HealthCare Services, Inc. (the “Company” or “Alliance”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2015.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2015 Form 10-K/A. Management believes that there have been no significant changes during the three and six months ended June 30, 2016 in the Company’s critical accounting policies from those disclosed in Item 7 of the 2015 Form 10-K/A.

2. Recent Accounting Pronouncements

Revenue Recognition In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” — to clarify and converge the revenue recognition principles under U.S. GAAP and International Financial Reporting Standards and to develop guidance that would streamline and enhance revenue recognition requirements while also providing a more robust framework for addressing revenue issues. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. Key provisions of the ASU involve a 5-step model specific to recognizing revenue derived from customer contracts. In addition, ASU 2014-09 provides implementation guidance on several other important topics, including the accounting for certain revenue-related costs. The Company is currently assessing the impacts this guidance may have on its consolidated financial statements and disclosures as well as the transition method it will use to adopt the guidance. The Company is considering the impacts of the new guidance on its ability to recognize revenue for certain contracts. In addition, the Company will be required to capitalize costs to acquire new contracts, whereas currently, the Company expenses those costs as incurred. In August 2015, the FASB issued an amendment to provide a one year deferral of the effective date to annual reporting periods beginning on or after December 15, 2017, as well as an option to early adopt the standard for annual periods beginning on or after December 15, 2016. The Company does not plan to early adopt the standard.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

Going Concern In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40)”. Under U.S. GAAP, a going concern is presumed unless and until an entity’s liquidation becomes imminent. When an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, “Presentation of Financial Statements—Liquidation Basis of Accounting.” However, there may be conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, even if liquidation is not imminent. In those situations, financial statements should continue to be prepared under the going concern basis of accounting. ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to determine whether to disclose information about relevant conditions and events. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is assessing the impact, if any, that the adoption of ASU 2014-15 may have on the Company's consolidated financial statements.

Simplifying the Presentation of Debt Issuance Costs In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Cost” that changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires entities to present such costs in the balance sheet as a direct reduction to the related debt liability rather than as a deferred cost (i.e., an asset) as required by current guidance. In August 2015, the FASB issued clarifying authoritative guidance for debt issuance costs incurred in connection with line-of-credit arrangements. The guidance states that an entity should defer and present these debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-03 does not change the recognition or measurement of debt issuance costs and is effective for fiscal years beginning after December 15, 2015. The guidance is required to be applied retrospectively to all prior periods presented. As of December 31, 2015, the Company had $6,594 in deferred financing costs, net that was reclassified to offset long-term debt, net of current portion. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.

Balance Sheet Classification of Deferred Taxes In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which will require entities to present deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. The adoption of ASU 2015-17 is effective for publicly traded business entities for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Early adoption is permitted. The Company has elected to early adopt this guidance and applied it retrospectively to periods presented in the consolidated financial statements. As of December 31, 2015, the Company had $6,496 in DTAs that was reclassified to long-term DTLs. The adoption of ASU No. 2015-17 did not have a material impact on the Company’s consolidated financial statements.

Leases In February 2016, the FASB issued ASU 2016-02, “Leases,” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU supersedes the current guidance. The primary difference between current guidance and ASU 2015-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 also requires an entity to separate the lease components from the nonlease components (for example, maintenance services or other activities that transfer a good or service to the customer) in a contract. Only the lease components must be accounted for in accordance with this guidance. ASU 2016-02 is effective for publicly traded business entities for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. The Company is assessing the impact, if any, that the adoption of ASU 2016-02 may have on the Company's consolidated financial statements.

Share-Based Payments In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718),” which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic traded entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance, which is part of the FASB’s simplification initiative, also contains two practical expedients under which nonpublic entities can use the simplified method to estimate the expected term of an award and make a one-time election to switch from fair value measurement to intrinsic value measurement for liability-classified awards. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is assessing the impact, if any, that the adoption of ASU 2016-09 may have on the Company's consolidated financial statements.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

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

The Thai Hot Transaction closed on March 29, 2016.  As a result of the Thai Hot Transaction, Thai Hot, through a wholly owned subsidiary, owns an aggregate of approximately 51.5% of the outstanding shares of common stock of the Company.  The Company has not agreed to pay any management fees to Thai Hot for any financial advisory services to the Company.

2016 Acquisition

American Health Centers, Inc.

On April 22, 2016, the Company, through its Radiology Division, acquired the mobile business practice of American Health Centers, Inc., a provider of fixed and mobile radiology and nuclear medicine services in New Hampshire and Vermont. The Company acquired eight mobile radiology sites, and five mobile nuclear medicine sites, effective May 19, 2016. The combined cash purchase price consisted of $4,209. The Company financed this acquisition using the revolving line of credit. For additional information, see Note 8 – Long-Term Debt and Senior Subordinated Credit Facility of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

Equipment, net	$2,354
Goodwill	335
Identifiable intangible assets	1,940
Total consideration	$4,629

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

As a result of this acquisition, the Company recorded goodwill of $335, which largely represents intangible assets that do not qualify for separate recognition, including existing patients and the solid record of patient care in the local community. In addition, the Company recorded intangible assets of $1,940, of which $1,600 was assigned to customer contracts, which is being amortized over 15 years, and $340 was assigned to a non-competition agreement, which is being amortized over five years. A portion of the recorded goodwill and intangible assets is being amortized over 15 years for tax purposes. The Company recorded the intangible assets at fair value at the acquisition date, which was estimated using the income approach. The results for the three and six months ended June 30, 2016 included $637 of net revenue and $269 of net income before income taxes.

The values assigned to the various assets and liabilities acquired in this transaction are preliminary and may be subject to adjustment as the calculation of their respective fair values could be subject to change.

The agreement includes contingent consideration arrangements, which are based on performance of the 18-month period following the transaction date. The fair value of these contingent consideration arrangements of $420 was estimated using management’s estimates as of the acquisition date and as of June 30, 2016.

2015 Acquisitions

Pacific Cancer Institute, Inc.

On December 31, 2015, the Company, through its Oncology Division, acquired a 95% controlling interest in the Pacific Cancer Institute, Inc. (“PCI”), a state-of-the-art radiation therapy and SRS center located in Maui, Hawaii. The purchase price consisted of $11,013 in cash, net of holdback liabilities. The Company financed this acquisition using the revolving line of credit. For additional information, see Note 8 – Long-Term Debt and Senior Subordinated Credit Facility of the Notes to Condensed Consolidated Financial Statements

As a result of this acquisition, the Company recorded goodwill of $6,505, which largely represents intangible assets that do not qualify for separate recognition, including existing patients and the solid record of patient care in the local community. In addition, the Company recorded intangible assets of $8,800, of which $1,800 was assigned to physician referral network, $5,400 was assigned to Certificates of Need (“CONs”), $650 was assigned to non-solicitation and non-competition agreements and $950 was assigned to trademarks, which are being amortized over five to 15 years. The Company recorded the intangible assets at fair value at the acquisition date, which was estimated using the income approach. A portion of the recorded goodwill and intangible assets is being amortized over 15 years for tax purposes. The results for the three and six months ended June 30, 2016 included $1,280 and $2,714 of net revenue, respectively, and $22 and $219 of net income, respectively, generated by PCI.

The agreement includes contingent consideration arrangements, which are based on performance of the 12-month period following the transaction date. The fair value of these contingent consideration arrangements of $200 was estimated using management’s estimates as of June 30, 2016.

The values assigned to the various assets and liabilities acquired in this transaction are preliminary and may be subject to adjustment as the calculation of their respective fair values could be subject to change.

AHIP-Florida, LLC

On October 14, 2015, the Company, through its Interventional Division, acquired a 60% controlling interest in PRC Associates, LLC, (“PRC”), a premier provider of interventional pain management healthcare with eight locations in Central Florida and the Palm Coast. The purchase price consisted of $15,014 in cash, net of $264 cash acquired. The Company financed this acquisition using the revolving line of credit. The purchase agreement includes a mandatory redemption provision allowing the noncontrolling interest holder to sell 10% of its noncontrolling interest to Alliance after the closing date.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

As a result of this acquisition, the Company recorded goodwill of $8,234, which largely represents intangible assets that do not qualify for separate recognition, such as prominent leadership and the solid record of patient care programs that set national standards for quality coordinated care in pain management. In addition, the Company recorded intangible assets of $15,600, of which $12,100 was assigned to physician referral network, $1,800 was assigned to non-solicitation and non-competition agreements and $1,700 was assigned to trademarks, which are being amortized over five to 15 years. The Company recorded the intangible assets at fair value at the acquisition date, which was estimated using the income approach. A portion of the recorded goodwill and intangible assets is being amortized over 15 years for tax purposes. The results for the three and six months ended June 30, 2016 included $3,150 and $6,597 of net revenue, respectively, and $204 and $746 of net income, respectively, generated by PRC.

The agreement includes contingent consideration arrangements, which are based on performance of the 12-month period following the transaction date. The fair value of these contingent consideration arrangements of $950 was estimated using management’s estimates as of June 30, 2016.

The values assigned to the various assets and liabilities acquired in this transaction are preliminary and may be subject to adjustment as the calculation of their respective fair values could be subject to change.

Alliance-HNI, LLC and Subsidiaries

On August 1, 2015, the Company obtained through its Radiology Division an additional 15.5% interest in its previously non-consolidated investment, Alliance-HNI, LLC (“AHNI”) through a step acquisition. Prior to August 1, 2015, the Company held a noncontrolling interest in AHNI, pursuant to its acquisition of Medical Consultants Imaging, Co. (“MCIC”), which held a 50% interest in a joint venture that was subsequently renamed AHNI.

Prior to the step acquisition on August 1, 2015, AHNI had three subsidiaries: Alliance-HNI Leasing Co. (“AHNIL”), Alliance-HNV PET/CT Services, LLC (“AHNVPS”), and Alliance-HNV PET/CT Leasing, LLC (“AHNVPL”). AHNI held a 98% interest in AHNIL, which AHNI consolidated, a 53.4% interest in AHNVPS, and effectively, a 53.3% interest in AHNVPL through its ownership in AHNVPS, both of which AHNI did not consolidate. In addition to the Company's original 50% investment in AHNI, it also had a 46.6% direct interest in AHNVPS prior to the step acquisition and, accordingly, the Company has historically consolidated AHNVPS and AHNVPL.

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

Pursuant to ASC 805, “Business Combinations,” the transaction is considered a step acquisition and the Company was required to remeasure its previously held equity interest in AHNI at its acquisition-date fair value and recognize any resulting gain or loss. AHNVPS assets that the Company was in control of before and after the acquisition were maintained at their carrying amounts immediately before the acquisition date and no gain or loss or resulting goodwill was recognized on these assets.

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

June 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

The Pain Center of Arizona

On February 17, 2015, the Company purchased approximately a 59% membership interest in The Pain Center of Arizona (“TPC”), a comprehensive full-time pain management medical practice with 12 locations within the state of Arizona. The acquisition took place in two stages: a purchase of a 60% membership interest in TPC by the Company, and a 50% membership interest in Medical Practice Innovations, Inc. (“MPI”), followed by a transfer of MPI assets to TPC. The MPI transaction diluted the ownership interests of TPC, with the Company retaining approximately 59% membership interest in TPC. The purchase price consisted of $24,087 in cash, net of $234 cash acquired, and net of extinguishment of $3,071 of related-party notes receivable. The Company financed this acquisition using the revolving line of credit.

As a result of this acquisition, the Company recorded goodwill of $22,566, which largely represents intangible assets that do not qualify for separate recognition, such as prominent leadership and the solid record of patient care programs that set national standards for quality coordinated care in pain management. In addition, the Company recorded intangible assets of $24,600, of which $13,500 was assigned to physician referral network and $11,100 was assigned to trademarks, which are being amortized over 20 years. The Company recorded the intangible assets at fair value at the acquisition date, which was estimated using the income approach. A portion of the recorded goodwill and intangible assets is being amortized over 15 years for tax purposes. The fair value of noncontrolling interest related to this transaction was estimated to be $20,598 as of the acquisition date using the implied fair value based on the Company's ownership percentage. The results for the three and six months ended June 30, 2016 included $7,961 and $15,793 of net revenue, respectively, and $417 and $1,056 of net loss, respectively, generated by TPC. The results for the three and six months ended June 30, 2015 included $8,167 and $12,023 of net revenue, respectively, and $20 and $291 of net income, respectively, generated by TPC.

The agreement includes contingent consideration arrangements, which are based on performance of the 12-month period following the transaction date. The fair value of these contingent consideration arrangements of $960 at June 30, 2016, of which $150 remained in other accrued liabilities on the consolidated balance sheets, was calculated using achieved performance estimates.

Pro Forma Impact of Acquisitions

The following table provides unaudited pro forma revenues and results of operations for the three and six months ended June 30, 2016 and 2015, as if the acquisitions had occurred on January 1, 2015. The pro forma results were prepared from financial information obtained from the sellers of the businesses, as well as information obtained during the due diligence process associated with the acquisitions. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the stepped-up basis to fair value of assets acquired and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include any anticipated synergies related to combining the businesses. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 2015 or of results that may occur in the future.

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Revenues	$125,496	$126,116	$249,856	$246,766
Net income (loss) attributable to Alliance HealthCare Services, Inc.	2,533	(978)	1,612	1,477
Basic earnings (loss) per share	0.23	(0.09)	0.15	0.14
Diluted earnings (loss) per share	0.23	(0.09)	0.15	0.14

Restructuring Plan

During the six months ended June 30, 2016, the Company recorded $1,351 related to restructuring charges, of which the Company recorded $598 in Selling, general and administrative expenses, and $753 and in Cost of revenues, excluding depreciation and amortization. The Company also recorded $2,424 in Severance and related costs during the six months ended June 30, 2016. During the six months ended June 30, 2015, the Company recorded $491 related to restructuring charges, of which the Company recorded $95 in Selling, general and administrative expenses, and $396 in Cost of revenues, excluding depreciation and amortization. The Company also recorded $454 in Severance and related costs during the six months ended June 30, 2015.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2016

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

Stock Option Plans and Awards

In November 1999, the Company adopted an employee stock option plan (as amended and restated, the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 3,005,000 shares have become available for grant. As of June 30, 2016, a total of 1,091,795 shares remained available for grant under the 1999 Equity Plan. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant. All options have 10-year terms. Options granted after January 1, 2008 were typically time based and vest in equal tranches over three or four years. During the first quarter of 2016, 71,057 options were accelerated due to a change in control in connection with the closing of the Thai Hot Transaction. There were no options in which vesting was accelerated during 2015.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	646,290	$19.91
Granted	200,388	7.16
Exercised	(121,667)	5.05
Canceled	(27,431)	19.15
Outstanding at June 30, 2016	697,580	18.83	6.56	$35
Vested and expected to vest in the future at June 30, 2016	655,280	19.53	6.36	$35
Vested and exercisable at June 30, 2016	452,021	22.81	5.11	$35

The following table summarizes the Company’s unvested stock option activity:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2015	158,671	$15.01
Granted	200,388	4.32
Vested	(107,613)	14.01
Canceled	(5,887)	7.81
Unvested at June 30, 2016	245,559	$6.90

Cash proceeds, along with fair value disclosures related to grants, exercises, and vesting options, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Proceeds from stock options exercised	$129	$19	$614	$25
Intrinsic value of stock options exercised (1)	21	9	1,386	25
Weighted-average fair value of options granted (per share)	N. A.	N. A.	4.32	14.25
Total fair value of shares vested during the period	—	107	1,508	479

(1)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant.

For the three months ended June 30, 2016 and 2015, the Company recorded share-based payment related to stock options of $174 and $257, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded share-based payment related to stock options of $1,406 and $475, respectively. At June 30, 2016, the total unrecognized fair value share-based payment related to unvested stock options granted to employees was $992, which is expected to be recognized over a remaining weighted-average period of 2.1 years. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

Stock Awards

The 1999 Equity Plan, as amended and restated, permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based stock awards (collectively referred to as “stock awards”). During the six months ended June 30, 2016, 85,206 restricted stock units were granted to employees. There were no stock awards granted to employees during the six months ended June 30, 2015. For the three months ended June 30, 2016 and 2015, the Company recorded share-based payment related to stock awards of $205 and $172, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded share-based payment related to stock awards of $837 and $344, respectively.

In the third quarter of 2014, 25,000 restricted stock units (“RSU”) were granted to executive management, which vest based upon achieving certain market performance conditions. Specifically, the Company's closing stock price per common share must equal or exceed a value of $40.00 per share for 10 consecutive days between the dates of January 1, 2015 and April 21, 2017. If these conditions are not achieved before April 21, 2017, these RSUs will expire. In accordance with ASC 718, expense related to restricted stock units that vest based on achieving a market condition should not be recognized until the derived vesting period has been met, and at such time the derived vesting period becomes the requisite service period. Since the market condition has not been met, and is currently not probable of being met based on the current market condition, the Company has not recognized any expense related to these RSUs. These RSUs contain provisions that vesting may be accelerated under a change in control of the Company. The RSU Award provided that in the event of a change in control, the unvested portion of the award will convert into the right to receive a cash amount (the “Cash Right”) equal to the number of unvested restricted stock units multiplied by the per share consideration received by the holders of the Company’s Common Stock in the change in control and the Cash Right shall vest on the six month anniversary of the consummation of the change in control subject to the executive’s continued service through such date; provided, that in the event the executive is terminated without “cause” or for “good reason” (each as defined in the executive’s Employment Agreement) the Cash Right shall vest in full on the date of such termination (the “Cash Right Conversion”). The Thai Hot Transaction constituted a change in control under the terms of the RSU Award agreement and for purposes of the Cash Right Conversion, the Special Committee approved that the per share consideration received by the holders of the Company’s Common Stock upon the consummation of the Thai Hot Transaction was $18.50 per share. The monetary value of the Cash Right of $463 is included as accrued compensation and related expenses on the Company’s Condensed Consolidated Balance Sheets. For additional information on the Thai Hot Transaction, see Note 3 – Acquisitions and Transactions of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes the Company’s restricted stock activity:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2015	74,413	$9.18
Granted to employees	85,206	6.93
Vested	—	—
Canceled	—	—
Unvested at June 30, 2016	159,619	$7.98

At June 30, 2016 and 2015, the total unrecognized fair value share-based payment related to stock awards granted to unaffiliated directors was $331 and $345, respectively, which is expected to be recognized over a remaining weighted-average period of 0.50 year. At June 30, 2016, unrecognized fair value share-based payments related to stock awards granted to employees was $426, which is expected to be recognized over a remaining weighted-average period of 2.7 years. At June 30, 2015, there were no unrecognized fair value share-based payments related to stock awards granted to employees.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

Debt The carrying amounts of variable-rate borrowings at June 30, 2016 and December 31, 2015 approximate fair value estimates based on current market rates and credit spreads for similar debt instruments.

Contingent consideration The carrying amounts of contingent consideration related to acquisitions at June 30, 2016 and December 31, 2015 approximate fair value using probability-adjusted or achieved performance estimates.

Mandatorily redeemable noncontrolling interest The carrying amount of mandatorily redeemable noncontrolling interest related to the PRC acquisition at June 30, 2016 and December 31, 2015 approximates fair value using the estimated implied fair value based on the Company's ownership percentage. Further discussion of the mandatorily redeemable noncontrolling interest is disclosed in Note 3 – Acquisitions and Transactions of the Notes to Condensed Consolidated Financial Statements.

Derivative instruments Fair value of derivative instruments was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$24,319	$24,319	$38,070	$38,070
Fixed-rate capital leases and debt	40,116	39,242	40,667	40,262
Variable-rate debt	532,007	531,254	537,018	538,520
Contingent consideration related to acquisition	1,720	1,720	5,750	5,750
Mandatorily redeemable noncontrolling interest	2,386	2,386	2,386	2,386
Derivative instruments - asset position	—	—	—	—
Derivative instruments - liability position	205	205	86	86

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

Level 1	Quoted market prices in active markets for identical assets or liabilities.
Level 2	Observable market-based inputs or unobservable inputs, including identical securities in inactive markets or similar securities in active markets, which are corroborated by market data.
Level 3	Unobservable inputs that are not corroborated by market data.

The Company’s fixed and variable-rate debt represent level 2 liabilities not measured at fair value on a recurring basis. None of the Company’s instruments has transferred from one level to another.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis by the above ASC 820 pricing levels as of June 30, 2016:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$24,319	$24,319	$—	$—
Contingent consideration related to acquisition	1,720	—	—	1,720
Mandatorily redeemable noncontrolling interest	2,386	—	—	2,386
Interest rate contracts - asset position	—	—	—	—
Interest rate contracts - liability position	205	—	205	—

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

The Company’s derivative instruments are primarily pay-fixed, receive-variable interest rate swaps and caps based on the LIBOR swap rate. The Company has elected to use the income approach to value these derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for interest rate swap and cap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates at commonly quoted intervals and implied volatilities for options). ASC 820 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness and the Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments. For additional information see Note 9 - Derivatives of the Notes to Condensed Consolidated Financial Statements.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

6. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2014	$63,864
Goodwill acquired during the period	38,918
Impairment charges	—
Adjustments to goodwill during the period	—
Balance at December 31, 2015	102,782
Goodwill acquired during the period	2,379
Impairment charges	—
Adjustments to goodwill during the period	968
Balance at June 30, 2016	$106,129
Gross goodwill	$280,373
Accumulated impairment charges	(174,244)
Balance at June 30, 2016	$106,129

Intangible assets consisted of the following:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	$192,431	$(96,399)	$96,032	$186,316	$(92,280)	$94,036
Other	39,009	(21,359)	17,650	38,522	(20,540)	17,982
Total amortizing intangible assets	$231,440	$(117,758)	$113,682	$224,838	$(112,820)	$112,018
Intangible assets not subject to amortization			50,905			50,905
Total other intangible assets			$164,587			$162,923

In 2016, the Company intends to perform its annual impairment test in the fourth quarter for goodwill and indefinite life intangible assets, absent other events occurring or changes in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company compares the fair value of its reporting units to its carrying amount to determine if there is potential impairment. The fair value of the reporting unit is determined by an income approach and a market capitalization approach. Significant management judgment is required in the forecasts of future operating results that are used in the income approach. The estimates that the Company has used are consistent with the plans and estimates that it uses to manage its business. The Company bases its fair value estimates on forecasted revenue and operating costs which include a number of factors including, but not limited to, securing new customers, retention of existing customers, growth in radiology, oncology and interventional revenues and the impact of continued cost savings initiatives. However, it is possible that plans and estimates may change. Based on financial information as of June 30, 2016, impairment testing was not required during the three months then ended. Although the Company concluded that no impairment was present in its intangible assets in the six months of 2016, the Company intends to test its goodwill and other intangibles assets for impairment during the fourth quarter of 2016, as described above.

The Company uses the estimated useful life to amortize customer contracts, which is a weighted-average of 15 years. Other intangible assets subject to amortization are estimated to have a weighted-average useful life of 11 years. Amortization expense for intangible assets subject to amortization was $2,494 and $2,495 for the three months ended June 30, 2016 and 2015, respectively, and $4,937 and $4,530 for the six months ended June 30, 2016 and 2015, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights that have indefinite useful lives.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

As of June 30, 2016, estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

Remainder of 2016	$5,050
2017	9,751
2018	9,378
2019	8,889
2020	8,374
Thereafter	72,240

7. Supplemental Balance Sheet Information

Other accrued liabilities as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Systems rental and maintenance costs	$1,599	$1,808
Site rental fees	1,661	1,121
Property and sales taxes payable	8,352	8,695
Self-insurance accrual	2,376	2,037
Legal fees	1,673	1,971
Deferred gain on sale of equipment	87	312
Equipment purchases	3,541	4,756
Contingent consideration related to acquisition	1,720	5,750
Mandatorily redeemable noncontrolling interest	2,386	2,386
Other accrued liabilities	11,388	7,617
Total	$34,783	$36,453

Plant, property and equipment, net of depreciation, as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Furniture and fixtures	$4,979	$4,825
Office equipment	77,904	71,245
Transportation and service equipment	14,052	5,884
Major equipment	786,581	758,718
Tenant improvements	43,600	42,792
Buildings and land	342	340
	927,458	883,804
Accumulated depreciation	(723,011)	(706,616)
Plant, property and equipment, net	$204,447	$177,188

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

8. Long-Term Debt and Senior Subordinated Credit Facility

Long-term debt consisted of the following:

	June 30, 2016	December 31, 2015
Term loan facility	$500,274	$502,874
Discount on term loan facility	(1,569)	(1,823)
Revolving credit facility	16,500	19,500
Equipment under capital leases	14,131	13,006
Equipment debt	42,787	44,128
Deferred financing costs, net	(29,019)	(6,594)
Long-term debt, including current portion	543,104	571,091
Less current portion	21,780	20,406
Long-term debt	$521,324	$550,685

Equipment debt, collateralized by equipment, has interest rates ranging from 1.93% to 7.50% and are payable in various monthly principal and interest installments through 2021.  Capital leases, collateralized by equipment, have interest rates ranging from 4.00% to 13.97% and are payable in various monthly principal and interest installments through 2021.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

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

The Credit Agreement also contains a leverage ratio covenant requiring the Company to maintain a maximum ratio of consolidated total debt to Consolidated Adjusted EBITDA that ranges from 4.95 to 1.00 to 4.30 to 1.00. At June 30, 2016, the Credit Agreement requires a maximum leverage ratio of not more than 4.55 to 1.00. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the Credit Agreement.

Amendments to the Credit Agreement

On October 11, 2013, the Company entered into an amendment to the Credit Agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “First Amendment”). Pursuant to the First Amendment, the Company raised $70,000 in incremental term loan commitments to repurchase the remaining Notes. On December 2, 2013, the Company borrowed $70,000 of incremental term loans and, with such proceeds plus borrowings under its revolving line of credit and cash on hand, completed the redemption of all its outstanding Notes on December 4, 2013. As a result, the revolving loan facility’s maturity date remained on June 3, 2018 and the term loan maturity date remained on June 3, 2019.

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

The incremental term loan under the Second Amendment was funded at 99.5% of principal amount and will mature on the same date as the existing term loan under the Company’s credit agreement, which is June 3, 2019. Upon funding, the incremental term loans were converted to match all the terms of existing term loans. Interest on the incremental term loan is calculated, at the Company’s option, at a base rate plus a 2.25% margin or LIBOR plus a 3.25% margin, subject to a 1.00% LIBOR floor.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

Under the soft call provision, if the Company makes a voluntary prepayment of any Term Loan or prepays, refinances, substitutes or replaces any Term Loan, and such action results in a reduction in the effective interest cost or weighted average yield of the Term Loan, then the Company shall pay to the administrative agent, for the ratable account of each of the lenders holding Term Loans a prepayment premium equal to 1.0% of the aggregate principal amount of the Term Loans so prepaid, refinanced, substituted or replaced.

In connection with the Third Amendment, the Company paid fees totaling $25.0 million, which were capitalized and amortized on a straight-line basis as interest expense over the term of the Credit Agreement.

As of June 30, 2016, the Company’s ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 4.15 to 1.00. As of June 30, 2016, the Company had $29.1 million of available borrowings under the revolving line of credit, net of $16.5 million outstanding on the revolving line of credit and $4.4 million outstanding in letters of credit.

Notes Payable and Line of Credit with PNC

As a result of the step acquisition on August 1, 2015, and subsequent consolidation of AHNI, the Company had notes payable to PNC Equipment Finance, LLC (“PNC”) totaling $6,746 at June 30, 2016. The notes payable are due in various installments through December 2020 at interest rates between 1.83% and 1.95% per annum. The notes are also collateralized by equipment and contain restrictive covenants. AHNI also has a $4,700 line of credit with PNC, with interest calculated based on LIBOR plus 1.4%. As of June 30, 2016, there was $1,389 amount outstanding on the line of credit. For additional information on the step acquisition, refer to Note 3 – Acquisitions and Transactions of the Notes to Condensed Consolidated Financial Statements.

9. Derivatives

The Company accounts for derivative instruments and hedging activities in accordance with the provisions of ASC 815, “Derivatives and Hedging.” Management generally designates derivatives in a hedge relationship with the identified exposure on the date the Company enters into a derivative contract, as disclosed below. The Company has only executed derivative instruments that are economic hedges of exposures that can qualify in hedge relationships under ASC 815. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally assesses effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, then measures and records ineffectiveness. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) because it is probable that the forecasted transaction will not occur, or (iv) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company’s derivatives are recorded on the balance sheet at their fair value. For additional information refer to Note 5 – Fair Value of Financial Instruments of the Notes to Condensed Consolidated Financial Statements. For derivatives accounted for as cash flow hedges, any effective unrealized gains or losses on fair value are included in comprehensive income (loss), net of tax, and any ineffective gains or losses are recognized in income immediately. Amounts recorded in comprehensive income (loss) are reclassified to earnings when the hedged item impacts earnings.

Cash Flow Hedges

Interest Rate Cash Flow Hedges

The Company has entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the six months ended June 30, 2016 and 2015, the Company had interest rate swap and cap agreements to hedge approximately $263,520 and $257,057 of its variable rate bank debt, respectively, or 46.1% and 47.3% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $563 from unrealized gain (loss) on hedging transactions, net of taxes to interest expense and other, net.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

In the fourth quarter of 2012, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in December 2017, had a notional amount of $1,658 as of June 30, 2016. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.50% and pays a fixed rate of 3.75%. The net effect of the hedge is to convert interest expense to a fixed rate of 3.75%, as the underlying debt incurred interest based on one-month LIBOR plus 2.50%.

In the first quarter of 2013, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in April 2018, had a notional amount of $1,612 as of June 30, 2016. Under the terms of this agreement, the Company receives one-month LIBOR plus 2.00% and pays a fixed rate of 2.87%. The net effect of the hedge is to convert interest expense to a fixed rate of 2.87%, as the underlying debt incurred interest based on one-month LIBOR plus 2.00%.

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

In the fourth quarter of 2014, the Company entered into an interest rate swap agreement in connection with equipment financing. The swap, which matures in November 2019, had a notional amount of $1,175 as of June 30, 2016. Under the terms of this agreement, the Company receives one-month LIBOR and pays a fixed rate of 1.34%. The net effect of the hedge is to convert Interest expense to a fixed rate of 1.34%, as the underlying debt incurred interest based on one-month LIBOR.

In the third quarter of 2015, the Company acquired eight non-designated interest rate swaps (the "AHNI Swaps") as a result of the step acquisition of AHNI. The AHNI swaps mature on various dates ranging from April 2017 through April 2020 and had notional amounts totaling $2,631 as of June 30, 2016. Under the terms of these arrangements, the Company receives one-month LIBOR and pays fixed rates ranging from 0.75% to 1.68%. The changes in fair market value of the AHNI Swaps are recorded in interest expense and other, net, as incurred.

In the fourth quarter of 2015, the Company entered into two interest rate swap agreements in connection with equipment financing. The swaps mature in December 2020 and in December 2021 and had notional amounts totaling $6,445 as of June 30, 2016. Under the terms of these agreements, the Company receives one-month LIBOR and one-month LIBOR plus 2.00% and pays fixed rates of 1.37% and 3.69%, respectively. The net effect of these hedges is to convert interest expense to fixed rates of 1.37% and 3.69%, as the underlying debt incurred interest based on one-month LIBOR and one-month LIBOR plus 2.00%, respectively.

The Effect of Designated Derivative Instruments on the Condensed Consolidated Statement of Operations and Comprehensive  Income (Loss)

For the Three Months Ended June 30, 2016

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$6	Interest expense and other, net	$(140)	Interest expense and other, net	$—
Total	$6		$(140)		$—

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

The Effect of Designated Derivative Instruments on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

For the Six Months Ended June 30, 2016

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(74)	Interest expense and other, net	$(223)	Interest expense and other, net	$(1)
Total	$(74)		$(223)		$(1)

The Effect of Designated Derivative Instruments on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

For the Three Months Ended June 30, 2015

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(19)	Interest expense and other, net	$5	Interest expense and other, net	$—
Total	$(19)		$5		$—

The Effect of Designated Derivative Instruments on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

For the Six Months Ended June 30, 2015

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(208)	Interest expense and other, net	$16	Interest expense and other, net	$1
Total	$(208)		$16		$1

The effect of non-designated derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015 was immaterial.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

10. Income Taxes

For the three and six months ended June 30, 2016, the Company recorded income tax expense of $2.2 million and $1.3 million, respectively, or 47.4% and 50.1%, respectively, of the Company’s pretax income. For the three and six months ended June 30, 2015, the Company recorded income tax (benefit) expense of $(1,366) and $206, respectively, or 41.0% and (5,275.0)%, respectively, of the Company’s pretax income. The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, which is applied to current year to date pre-tax income. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is recorded. The Company’s effective tax rate for the three and six months ended June 30, 2016 and 2015 differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits and other permanent differences.

As of June 30, 2016, the Company has provided a liability for $263 of unrecognized tax benefits related to various federal and state income tax matters. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $221. As of December 31, 2015, the Company has provided a liability for $229 of unrecognized tax benefits related to various federal and state income tax matters. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $192.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2016 and 2015, the Company had approximately $13 and $16, respectively, in accrued interest and penalties related to unrecognized tax benefits.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table sets forth the computation of basic and diluted net income (loss) per share (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$2,459	$(1,961)	$1,269	$(210)
Denominator:
Weighted-average shares-basic	10,882	10,715	10,771	10,714
Effect of dilutive securities:
Employee stock options	11	121	25	125
Weighted-average shares-diluted	10,893	10,836	10,796	10,839
Net income (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.23	$(0.18)	$0.12	$(0.02)
Diluted	$0.23	$(0.18)	$0.12	$(0.02)
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	776	394	478	335
Average exercise price per share that exceeds average market price of common stock	$17.89	$30.15	$24.79	$31.57

12. Commitments and Contingencies

Purchase Commitments

The Company has maintenance contracts with its equipment vendors for substantially all of its radiology and oncology equipment. The contracts range from one to seven years from inception and extend through the year 2022, but may be canceled by the Company under certain circumstances. The Company's total contract payments for the three and six months ended June 30, 2016 and 2015 were $9,978 and $20,262, respectively, and $9,893 and $19,780, respectively. At June 30, 2016, the Company had binding equipment purchase commitments totaling $17,745.

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

June 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At June 30, 2016, the Company has determined that no liability is necessary related to these guarantees and indemnities.

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

On September 16, 2015, Fujian Thai Hot Investment Co., Ltd. (“Thai Hot”) agreed to purchase approximately 5,537,945 shares of Company common stock from funds managed by the Selling Stockholders for approximately $102.5 million or $18.50 per share. In connection with the Thai Hot Transaction, Thai Hot and the Selling Stockholders agreed to bear a specified portion of the following Company expenses related to the Thai Hot Transaction: (i) 100% of the fees and expenses incurred by the Company in connection with the amendment or waiver of its credit agreement, and (ii) all reasonable and documented fees and expenses incurred by the Company in connection with the Thai Hot Transaction in excess of $1 million. In addition, subject to the approval of the Board or an authorized special committee of the Board, Thai Hot agreed to fund a new management incentive arrangement which involves the issuance of $1.5 million in cash-based awards to the Company’s management. The expenses associated with the cash-based awards will be recognized by the Company over the required service period of the awards. The Company accounted for reimbursements received prior to the Thai Hot Transaction close from the Selling Stockholders of $15,343 as capital contributions and reimbursements received subsequent to the Thai Hot Transaction close from Thai Hot of $13,500 as capital contributions. In addition, the Selling Stockholders provided $1.5 million related to the potential tax impact of the credit amendment costs incurred by the Company, measured after the close of the Thai Hot Transaction. This amount was subsequently returned to the Selling Stockholders.

The Thai Hot Transaction closed on March 29, 2016.  As a result of the Thai Hot Transaction, Thai Hot, through its wholly owned subsidiary, owns an aggregate of approximately 51.5% of the outstanding shares of common stock of the Company.  The Company has not agreed to pay any management fees to Thai Hot for any financial advisory services to the Company.

Management Agreements

The Company had direct ownership in two unconsolidated investees at June 30, 2016 and December 31, 2015. The Company obtained an additional 15.5% interest in one of its previously unconsolidated investees, AHNI, on August 1, 2015, thereby increasing its ownership position in AHNI to 65.5% and giving it a controlling interest.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

Revenues from management agreements with unconsolidated equity investees were $352 and $2,209 during the three months ended June 30, 2016 and 2015, respectively, and $705 and $4,587 during the six months ended June 30, 2016 and 2015, respectively. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which are included in the management agreement revenue, and reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as cost of revenues and the reimbursement as revenue in its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended June 30, 2016 and 2015, the amounts of the revenues and expenses were $233 and $1,782, respectively. For the six months ended June 30, 2016 and 2015, the amounts of the revenues and expenses were $485 and $3,729, respectively.

14. Investments in Unconsolidated Investees

The Company has direct ownership in two unconsolidated investees at June 30, 2016. The Company owns 15% and 50% of these investees, respectively, and provides management services under agreements with these investees, expiring at various dates through 2025. Both of these investees are accounted for under the equity method because the Company does not exercise control over the operations of these investees.

On August 1, 2015, the Company obtained an additional 15.5% interest in a previously unconsolidated investee, AHNI, thereby increasing its ownership position to 65.5% and giving it a controlling interest. Prior to August 1, 2015, the Company's interest in AHNI was deemed a noncontrolling interest and, as such, the Company accounted for the investment using the equity method.

Set forth below are certain operating results for the aggregate of the Company’s unconsolidated investees for the three and six months ended June 30, 2016 and 2015. Operating results for AHNI are included for the three and six months ended June 30, 2015:

	June 30, 2016	December 31, 2015
Balance Sheet Data:
Current assets	$2,254	$2,644
Noncurrent assets	143	273
Current liabilities	646	676
Noncurrent liabilities	34	35

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Results:
Revenues	$2,662	$6,469	$4,963	$13,106
Expenses	782	2,920	1,560	6,256
Net income	1,880	3,549	3,403	6,850
Earnings from unconsolidated investees	393	1,292	645	2,455

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

15. Stockholders’ Deficit

The following table summarizes consolidated stockholders’ deficit, including noncontrolling interest.

								Stockholders’ Equity (Deficit) Attributable to
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Comprehensive	Retained Earnings (Accumulated	Alliance HealthCare	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Services, Inc.	Interest	Equity (Deficit)
Balance at December 31, 2015	10,774,857	108	(157,973)	(3,138)	29,297	(511)	(198,393)	(172,637)	95,017	(77,620)
Exercise of stock options	121,667	1	—	—	614	—	—	615	—	615
Shareholder transaction	—	—	—	—	28,629	—	—	28,629	—	28,629
Share-based payment	—	—	—	—	1,780	—	—	1,780	—	1,780
Share-based payment income tax benefit	—	—	—	—	315	—	—	315	—	315
Unrealized loss on hedging transaction, net of tax	—	—	—	—	—	46	—	46	—	46
Net investments in subsidiaries	—	—	—	—	—	—	—	—	(8,754)	(8,754)
Net income	—	—	—	—	—	—	1,269	1,269	8,322	9,591
Balance at June 30, 2016	10,896,524	109	(157,973)	(3,138)	60,635	(465)	(197,124)	(139,983)	94,585	(45,398)

16. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. In accordance with ASC 280, “Segment Reporting,” and based on the nature of the financial information that is received by the CODM, the Company operates in three operating segments (Radiology Division, Oncology Division, and Interventional Division) that also qualify as reportable segments under the definition of ASC 280. Prior to 2016, the Company operated in two reportable business segments – Radiology and Oncology Divisions. Effective January 1, 2016, the Interventional Division qualified as an additional reportable business segment. Accordingly, the information contained herein has been revised to reflect this change in presentation. Each of these reportable segments, on a stand-alone basis, provides and makes available their respective medical services in similar settings, and operates within a singular regulatory environment. Further, management assesses the segment operations and each segment’s degree of efficiency and performance based on this structure of financial reporting, and primarily makes operating decisions from these reportable segment results.

The radiology segment is comprised of diagnostic imaging services including MRI, PET/CT and other imaging services. The oncology segment is comprised of radiation oncology services. The interventional operating segment is comprised of therapeutic minimally invasive pain management procedures medical management, laboratory testing, and other services. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on Revenue, Segment Income and Net Income.

The following table summarizes the Company’s revenue by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Radiology	$87,546	$84,994	$173,185	$166,381
Oncology	25,829	25,330	51,891	49,516
Interventional	11,398	8,167	23,061	12,023
Corporate / Other	544	13	904	13
Total	$125,317	$118,504	$249,041	$227,933

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

The following are components of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
MRI revenue	$48,755	$45,249	$96,325	$88,136
PET/CT revenue	32,099	32,594	63,765	64,144
Oncology	25,829	25,330	51,891	49,516
Interventional	11,398	8,167	23,061	12,023
Other radiology	6,692	7,151	13,095	14,101
Corporate / Other	544	13	904	13
Total	$125,317	$118,504	$249,041	$227,933

Segment income represents net income (loss) before income tax expense (benefit); interest expense and other, net; amortization expense; depreciation expense; share-based payment; severance and related costs; noncontrolling interest in subsidiaries; restructuring charges; transaction costs; shareholder transaction costs; impairment charges; legal matters expense and other non-cash charges. Segment income is the most frequently used measure of each segment’s performance and is commonly used in setting performance goals. The following table summarizes the Company’s segment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment income
Radiology	$28,802	$28,419	$55,246	$54,793
Oncology	12,559	12,581	24,717	24,344
Interventional	1,787	990	3,042	1,374
Corporate / Other	(8,706)	(7,975)	(18,191)	(16,380)
Total	$34,442	$34,015	$64,814	$64,131

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

The reconciliation of net income (loss) to total segment income is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$2,459	$(1,961)	$1,269	$(210)
Income tax expense (benefit)	2,221	(1,366)	1,275	206
Interest expense and other, net	8,872	6,904	16,367	12,922
Amortization expense	2,494	2,495	4,937	4,530
Depreciation expense	13,730	12,072	26,778	23,705
Share-based payment (included in selling, general and administrative expenses)	379	430	2,243	819
Severance and related costs	708	195	2,424	454
Noncontrolling interest in subsidiaries	3,729	4,903	8,322	9,250
Restructuring charges (Note 3)	1,120	236	1,351	491
Transaction costs	431	1,113	848	1,532
Shareholder transaction costs	1,498	—	2,507	—
Impairment charges	—	6,670	—	6,746
Legal matters expense (included in selling, general and administrative expenses)	39	1,543	194	2,903
Other non-cash (gains) charges (included in other (income) and expense, net)	(3,238)	781	(3,701)	783
Total segment income	$34,442	$34,015	$64,814	$64,131

Net income (loss) for the radiology, oncology and interventional segments does not include charges for interest expense, net of interest income, income taxes or certain selling, general and administrative expenses. These costs are charged against the Corporate / Other segment. The following table summarizes the Company’s net income (loss) by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)
Radiology	$19,173	$17,937	$34,826	$34,934
Oncology	7,334	(1,629)	11,521	3,395
Interventional	1,401	253	1,588	422
Corporate / Other	(25,449)	(18,522)	(46,666)	(38,961)
Total	$2,459	$(1,961)	$1,269	$(210)

The following table summarizes the Company’s identifiable assets by segment:

	As of June 30,	As of December 31,
	2016	2015
Identifiable assets
Radiology	$298,655	$280,497
Oncology	208,222	213,698
Interventional	82,460	83,480
Corporate / Other	25,240	25,985
Total	$614,577	$603,660

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table summarizes the Company’s goodwill by segment:

	Radiology	Oncology	Interventional	Total
Balance at December 31, 2014	$42,166	$21,698	$—	$63,864
Goodwill acquired during the period	2,656	5,891	30,371	38,918
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	—	—	—	—
Balance at December 31, 2015	$44,822	$27,589	$30,371	$102,782
Goodwill acquired during the period	335	1,115	929	2,379
Impairment charges	—	—	—	—
Adjustments to goodwill during the period	—	615	353	968
Balance at June 30, 2016	$45,157	$29,319	$31,653	$106,129
Gross goodwill	$199,499	$49,221	$31,653	$280,373
Accumulated impairment charges	(154,342)	(19,902)	—	(174,244)
Balance at June 30, 2016	$45,157	$29,319	$31,653	$106,129

Capital expenditures in the radiology, oncology, interventional and corporate/other segments were $13,749, $1,954, $20 and $576, respectively for the three months ended June 30, 2016, and $5,865, $3,022, $0 and $2,806, respectively, for the three months ended June 30, 2015. Capital expenditures in the radiology, oncology, interventional and corporate/other segments were $30,675, $2,438, $53 and $809, respectively, for the six months ended June 30, 2016, and $12,695, $3,757, $0 and $2,806 respectively, for the six months ended June 30, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading national provider of outsourced healthcare services to hospitals and providers. We also operate freestanding outpatient radiology, oncology and interventional clinics, and Ambulatory Surgical Centers (“ASC”) that are not owned by hospitals or providers. Our diagnostic radiology services are delivered through the Radiology Division (Alliance HealthCare Radiology), radiation oncology services through the Oncology Division (Alliance Oncology, LLC), and interventional and pain management services through the Interventional Division (Alliance Interventional). We are the nation’s largest provider of advanced diagnostic mobile radiology services, an industry-leading operator of fixed-site radiology centers, and a leading provider of stereotactic radiosurgery nationwide. As of June 30, 2016, we operated 621 diagnostic imaging and radiation therapy systems, including 112 fixed-site radiology centers across the country, and 34 radiation therapy centers and stereotactic radiosurgery (“SRS”) facilities. With a strategy of partnering with hospitals, health systems and physician practices, we provide quality healthcare services for over 1,000 hospitals and healthcare partners in 45 states where approximately 2,400 Alliance Team Members are committed to providing exceptional patient care and exceeding customer expectations. We were incorporated in the state of Delaware on May 27, 1987.

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

•

Interventional Division: We provide interventional healthcare through therapeutic minimally invasive pain management procedures, medical management, laboratory testing, and other services. Interventional procedures are performed in either a procedure room or ASC environment, as determined by the treating physician. Interventional therapies are playing a more critical role in the care and treatment pathway for patients, but they are also playing an important role in how care is delivered.

Prior to 2016, we operated in two reportable business segments – Radiology and Oncology Divisions. Effective January 1, 2016, our Interventional Division qualified as an additional reportable business segment in accordance with GAAP. Accordingly, the information contained herein has been revised to reflect this change in presentation. We operate in three reportable business segments – Radiology, Oncology and Interventional Divisions. Radiology, Oncology and Interventional Divisions generated 70%, 21% and 9% of our revenue, respectively, for the three months ended June 30, 2016, and 70%, 21% and 9% of our revenue, respectively, for the six months ended June 30, 2016. Radiology, Oncology and Interventional Divisions generated 72%, 21% and 7% of our revenue, respectively, for the three months ended June 30, 2015, and 73%, 22% and 5% of our revenue, respectively, for the six months ended June 30, 2015. For additional information on reportable business segments, see Note 16 – Segment Information of Notes to the Condensed Consolidated Financial Statements.

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

The Thai Hot Transaction closed on March 29, 2016.  As a result of the Thai Hot Transaction, Thai Hot, through a wholly owned subsidiary, owns an aggregate of approximately 51.5% of the outstanding shares of common stock of the Company.  The Company has not agreed to pay any management fees to Thai Hot for any financial advisory services to the Company. For additional information on the Thai Hot Transaction, see Note 3 – Acquisitions and Transactions of Notes to the Condensed Consolidated Financial Statements.

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

Results of Operations

The following table shows our consolidated statements of operations as a percentage of revenues for each of the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	55.8	56.9	56.6	56.8
Selling, general and administrative expenses	18.5	17.6	19.5	18.3
Transaction costs	0.3	0.9	0.3	0.7
Shareholder transaction costs	1.2	—	1.0	—
Severance and related costs	0.6	0.2	1.0	0.2
Impairment charges	0.0	5.6	0.0	3.0
Depreciation expense	11.0	10.2	10.8	10.4
Amortization expense	2.0	2.1	2.0	2.0
Interest expense and other, net	7.1	5.8	6.6	5.7
Other (income) and expense, net	(2.8)	0.5	(1.7)	—
Total costs and expenses	93.7	99.8	96.1	97.1
Income before income taxes, earnings from unconsolidated investees, and noncontrolling interest	6.3	0.2	3.9	2.9
Income tax expense (benefit)	1.8	(1.2)	0.5	0.1
Earnings from unconsolidated investees	(0.3)	(1.1)	(0.3)	(1.1)
Net income	4.8	2.5	3.7	3.9
Less: Net income attributable to noncontrolling interest, net of tax	(3.0)	(4.1)	(3.3)	(4.1)
Net income (loss) attributable to Alliance HealthCare Services, Inc.	1.8%	(1.6)%	0.4%	(0.2)%

The table below provides MRI statistical information for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
MRI statistics
Average number of total systems	274.5	251.1	272.3	248.4
Average number of scan-based systems	216.5	200.6	217.5	201.7
Scans per system per day (scan-based systems)	9.36	8.99	9.22	8.74
Total number of scan-based MRI scans	136,251	123,461	269,484	237,494
Price per scan	$307.39	$316.84	$309.67	$323.53

The table below provides PET/CT statistical information for each of the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
PET/CT statistics
Average number of total systems	120.5	115.1	118.6	114.8
Average number of scan-based systems	110.7	108.3	109.3	107.4
Scans per system per day	5.51	5.38	5.49	5.32
Total number of PET/CT scans	34,863	35,569	69,460	69,012
Price per scan	$885.34	$890.59	$883.33	$902.98

The table below provides oncology statistical information for each of the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Oncology statistics
Linac treatments	22,421	23,069	45,254	45,234
Stereotactic radiosurgery patients	900	849	1,793	1,628

The table below provides interventional statistical information for each of the three months ended June 30, 2016 and 2015, six months ended June 30, 2016 and period from February 17, 2015 to June 30, 2015:

	Three Months Ended June 30,		Six Months (Period) Ended June 30,
	2016	2015	2016	2015
Interventional statistics
Visits (1)	57,825	38,070	117,278	56,644

(1)

A visit represents a one unique patient encounter on a given day at a Pain Management Clinic or ASC.  A patient may have multiple Current Procedural Terminology codes/procedures on a given day, which is measured as one visit.  Additionally, one patient may be counted for multiple visits for services performed on different days.  Visits exclude ancillary services, such as Lab, LCMS and Anesthesia.

Following are the components of revenue (in millions) for each of the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
MRI revenue	$48.8	$45.2	$96.3	$88.1
PET/CT revenue	32.1	32.6	63.8	64.1
Oncology revenue	25.8	25.3	51.9	49.5
Interventional revenue	11.4	8.2	23.1	12.1
Other revenue	7.2	7.2	13.9	14.1
Total	$125.3	$118.5	$249.0	$227.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total fixed-site imaging center revenue (in millions)	$27.5	$28.1	$54.7	$55.2

Quarter Ended June 30, 2016 Compared to Quarter Ended June 30, 2015

Revenue increased $6.8 million, or 5.7%, to $125.3 million in the second quarter of 2016 compared to $118.5 million in the second quarter of 2015, mostly due to an increase in interventional revenue of $3.2 million, an increase in MRI revenue of $3.6 million and an increase to oncology revenue of $0.5 million, partially offset by an decrease in PET/CT revenue of $0.5 million. Other revenue remained consistent with second quarter 2015.

MRI revenue increased $3.6 million in the second quarter of 2016, or 8.0%, compared to the second quarter of 2015. Scan-based MRI revenue increased $2.8 million in the second quarter of 2016, or 7.1%, compared to the second quarter of 2015, to $41.9 million in the second quarter of 2016 from $39.2 million in the second quarter of 2015. The increase in scan-based MRI revenue was primarily due to year-over-year increases in the average number of scan-based systems in service, scans per system per day and total number of scan-based MRI scans, partially offset by a 3.0% decrease in price per scan from $316.84 in second quarter 2015 to $307.39 in the second quarter 2016. The average number of scan-based systems in service increased to 216.5 systems in the second quarter of 2016 from 200.6 systems in the second quarter of 2015. Scans per scan-based system per day increased to 9.36 in the second quarter of 2016 from 8.99 in the second quarter of 2015. Total scan-based MRI scan volume increased 10.4% to 136,251 scans in the second quarter of 2016 from 123,461 scans in the second quarter of 2015. Non scan-based MRI revenue increased $0.8 million in the second quarter of 2016 over the same period in 2015. Included in the revenue totals above are fixed-site imaging center revenues, which decreased $0.6 million, or 2.1%, to $27.5 million in the second quarter of 2016 from $28.1 million in the second quarter of 2015.

PET/CT revenue decreased $0.5 million in the second quarter of 2016, or 1.5%, compared to the second quarter of 2015. This decrease was primarily due to decreased total volume of PET/CT scans of 2.0% from 35,569 scans in second quarter 2015 to 34,863 scans in the second quarter of 2016. As we priced competitively to protect and maintain our market share in the mobile imaging market, the average price per PET/CT scan also decreased from to $890.59 per scan in the second quarter of 2015 to $885.34 per scan in the second quarter of 2016. The average number of PET/CT systems in service increased to 120.5 systems in the second quarter of 2016 compared to 115.1 systems in the second quarter of 2015. Scans per system per day increased to 5.51 in the second quarter of 2016 from 5.38 in the second quarter of 2015.

Oncology revenue increased $0.5 million, or 2.0%, to $25.8 million in the second quarter of 2016 compared to $25.3 million in the second quarter of 2015, primarily due to a 17.8% increase in revenue per Linac treatment performed in the second quarter of 2016 when compared to the second quarter of 2015, partially offset by a 2.8% decrease in the number of Linac treatments performed during the second quarter of 2016 when compared to the second quarter of 2015. During the second quarter 2016, the number of SRS patients we treated increased by 6.0% when compared to the same prior year quarter.

Interventional revenue increased $3.2 million, or 39.0%, to $11.4 million in the second quarter of 2016 compared to $8.2 million in the second quarter of 2015, primarily due to our acquisition of PRC in October 2015.  Further discussion of the PRC acquisition is disclosed in Note 3 – Acquisitions and Transactions of the Notes to Condensed Consolidated Financial Statements.

Other revenues remained consistent at $7.2 million for both the second quarter of 2016 and 2015.

Cost of revenues, excluding depreciation and amortization, increased $2.5 million, or 3.6%, to $69.9 million in the second quarter of 2016 compared to $67.5 million in the second quarter of 2015. The increase in cost of revenues is primarily due to a $3.4 million increase over prior year in compensation and related employee expenses, primarily due to salary costs in connection with our new affiliations with TPC, PRC and PCI as well as incremental radiology resources to support volume growth, an increase to rents expense of $0.6 million, or 25.2%, partially offset by a decrease in equipment rental expense of $0.6 million, or 22.4% and a decrease in license, taxes and fees expense of $0.6 million, or 51.1%. All other cost of revenues, excluding depreciation and amortization, remained stable year over year. Cost of revenues, as a percentage of revenue, decreased to 55.8% in the second quarter of 2016, compared to 56.9% in the second quarter of 2015.

Selling, general and administrative expenses increased $2.4 million, or 11.4%, to $23.2 million in the second quarter of 2016 compared to $20.8 million in the second quarter of 2015. The increase to selling, general and administrative expenses was primarily due to increases in compensation and related employee expenses of $2.4 million, or 19.2%, as a result of increased headcount due to our acquisitions. Selling, general and administrative expenses as a percentage of revenue was 18.5% in the second quarter of 2016 compared to 17.6% in the second quarter of 2015.

Transaction costs decreased $0.7 million, or 61.3%, to $0.4 million in the second quarter 2016 compared to $1.1 million in the second quarter of 2015. Transaction costs represent expenses incurred in connection with ongoing strategic planning by management.

Shareholder transaction costs of $1.5 million are a direct result of the Thai Hot Transaction, whereby Thai Hot and the Selling Stockholders agreed to bear a specified portion of the transaction costs.  Further discussion of the Thai Hot Transaction is disclosed in Note 3 – Acquisitions and Transactions of the Notes to Condensed Consolidated Financial Statements.

Severance and related costs increased $0.5 million to $0.7 million in the second quarter of 2016 compared to $0.2 million in the second quarter of 2015. During the first quarter 2016, an executive officer departed from our Company, leading to higher expenses into the second quarter of 2016.

There were no impairment charges in the second quarter of 2016. During the second quarter of 2015, we implemented a plan to start the process to close a radiation therapy center and, as a result, recorded a non-cash charge to write off $6.7 million of intangible assets not subject to amortization associated with that center in its Oncology Division.

Depreciation expense increased $1.7 million, or 13.7%, to $13.7 million in the second quarter of 2016 compared to $12.1 million in the second quarter of 2015, due to the year over year increase in the number of units in our fleet along with our decision to upgrade units we currently own as an alternative to purchasing new equipment.

Amortization expense remained consistent in the second quarter of 2016 compared to the same quarter in 2015.

Interest expense and other, net increased $2.0 million, or 28.5% to $8.9 million in the second quarter of 2016 compared to $6.9 million in the second quarter of 2015, primarily due increased deferred financing costs associated with the amendments to our credit facility, increased borrowings under our senior secured credit agreement and increased equipment debt. We expect interest expense to increase in future periods due to increased deferred financing costs associated with amendments to our credit facility.

Other income, net of expenses was $3.5 million in the second quarter of 2016 compared to other expenses, net of income of $0.5 million in the same prior year period. As a result of finalizing TPC’s earnout and remeasuring PCI’s and PRC’s earnouts, we recorded a non-cash gain of $3.0 million during the second quarter of 2016.

Income tax expense was $2.2 million in the second quarter of 2016 compared to an income tax benefit of $1.4 million in the second quarter of 2015. Our effective tax rate was 47.4% in the second quarter of 2016 compared to 41.0% in the second quarter of 2015. This rate differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits, and other permanent differences.

Earnings from unconsolidated investees decreased $0.9 million, or 69.6%, to $0.4 million in the second quarter of 2016 compared to $1.3 million in the second quarter of 2015. The decrease in earnings from unconsolidated investees is primarily as a result of the consolidation of AHNI, effective August 1, 2015. Further discussion of the AHNI transaction is disclosed in Note 3 – Acquisitions and Transactions of the Notes to Condensed Consolidated Financial Statements.

Net income attributable to noncontrolling interest decreased $1.2 million, or 23.9%, to $3.7 million in the second quarter of 2016 compared to $4.9 million in the second quarter of 2015. The decrease was mostly attributed to decreased year-over-year net income we derived from our joint venture partners.

Net income attributable to Alliance HealthCare Services, Inc. was $2.5 million, or $0.23 per share on a diluted basis, in the second quarter of 2016 compared to net loss of $2.0 million, or $0.18 loss per share, in the second quarter of 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenue increased $21.1 million, or 9.3%, to $249.0 million for the six months ended June 30, 2016 compared to $227.9 million for the six months ended June 30, 2015, mostly due to an increase in interventional revenue of $11.0 million, and increase in MRI revenue of $8.2 million and an increase to oncology revenue of $2.4 million. PET/CT and other revenues remained consistent with the first half of 2015.

MRI revenue increased $8.2 million for the six months ended June 30, 2016, or 9.3%, compared to six months ended June 30, 2015. Scan-based MRI revenue increased $6.6 million in the first half of 2016, or 8.6%, compared to the first half of 2015, to $83.5 million in 2016 from $76.8 million in 2015. The increase in scan-based MRI revenue was primarily due to year-over-year increases in the average number of scan-based systems in service, scans per system per day and total number of scan-based MRI scans, partially offset by a 4.3% decrease in price per scan from $323.53 in 2015 to $309.67 in 2016. The average number of scan-based systems in service increased to 217.5 systems for the six months ended June 30, 2016 from 201.7 systems for the same prior year period. Scans per scan-based system per day increased to 9.22 in 2016 from 8.74 in 2015. Total scan-based MRI scan volume increased 13.5% to 269,484 scans in the first half of 2016 from 237,494 scans in the first half of 2015. Non scan-based MRI revenue increased $1.6 million in the first half of 2016 over the same period in 2015. Included in the revenue totals above are fixed-site imaging center revenues, which decreased $0.5 million, or 0.9%, to $54.7 million in 2016 from $55.2 million in 2015.

PET/CT revenue decreased $0.3 million for the six months ended June 30, 2016, or 0.5%, compared to the six months ended June 30, 2015. As we priced competitively to protect and maintain our market share in the mobile imaging market, the average price per PET/CT scan decreased from $902.98 per scan in 2015 to $883.33 per scan in 2016. Total volume of PET/CT scans increased 0.6%, from 69,012 scans in 2015 to 69,460 scans in 2016. The average number of PET/CT systems in service increased to 118.6 systems in 2016 compared to 114.8 systems in 2015. Scans per system per day increased to 5.49 for the six months ended June 30, 2016 compared to 5.32 for the six months ended June 30, 2015.

Oncology revenue increased $2.4 million, or 4.8%, to $51.9 million for the six months ended June 30, 2016 compared to $49.5 million for the six months ended June 30, 2015, primarily due to an 11.4% increase in revenue per Linac treatment performed in the first half of 2016 when compared to the same prior year period and a 10.1% increase in the number of SRS patients we treated. The growth in Linac treatments was primarily due to our acquisition of PCI in the fourth quarter of 2015.

Interventional revenue increased $11.0 million, or 90.9%, to $23.1 million during the six months ended June 30, 2016 compared to $12.1 million for the period February 17, 2015 to June 30, 2015. The increase is primarily due to our acquisitions of TPC in February 2015 and PRC in October 2015.  Further discussion of the acquisitions is disclosed in Note 3 – Acquisitions and Transactions of the Notes to Condensed Consolidated Financial Statements.

Other revenues were $13.9 million for the six months ended June 30, 2016 compared to $14.1 million for the same prior year period.

Cost of revenues, excluding depreciation and amortization, increased $11.5 million, or 8.9%, to $140.9 million for the six months ended June 30, 2016 compared to $129.4 million for the six months ended June 30, 2015. The increase in cost of revenues is primarily due to a $9.7 million increase over prior year in compensation and related employee expenses, primarily due to salary costs in connection with our new affiliations with TPC, PRC and PCI as well as incremental radiology resources to support volume growth and an increase to rents expense of $1.5 million, or 37.2%. All other cost of revenues, excluding depreciation and amortization, remained stable year over year. Cost of revenues, as a percentage of revenue, decreased to 56.6% in the first half of 2016, compared to 56.8% in the first half of 2015.

Selling, general and administrative expenses increased $6.7 million, or 16.0%, to $48.4 million for the six months ended June 30, 2016 compared to $41.8 million for the six months ended June 30, 2015. The increase to selling, general and administrative expenses was primarily due to increases in compensation and related employee expenses of $5.8 million, or 22.1% and non-cash stock-based compensation expenses of $1.0 million, or 117.5%, due to a change in control in connection with the Thai Hot Transaction. Selling, general and administrative expenses as a percentage of revenue was 19.5% in the first half of 2016 compared to 18.3% in the first half of 2015.

Transaction costs decreased $0.7 million, or 44.6%, to $0.8 million in the first half of 2016 compared to $1.5 million in the first half of 2015. Transaction costs represent expenses incurred in connection with ongoing strategic planning by management.

Shareholder transaction costs of $2.5 million are a direct result of the Thai Hot Transaction, whereby Thai Hot and the Selling Stockholders agreed to bear a specified portion of the transaction costs.  Further discussion of the Thai Hot Transaction is disclosed in Note 3 – Acquisitions and Transactions of the Notes to Condensed Consolidated Financial Statements.

Severance and related costs increased $2.0 million to $2.4 million for the six months ended June 30, 2016 compared to $0.5 million for the six months ended June 30, 2015. During the first quarter 2016, an executive officer departed from our Company, leading to higher expenses.

There were no impairment charges during the six months ended June 30, 2016. During the six months ended June 30, 2015, we implemented a plan to start the process to close a radiation therapy center and, as a result, recorded a non-cash charge to write off $6.7 million of intangible assets not subject to amortization associated with that center in its Oncology Division.

Depreciation expense increased $3.1 million, or 13.0%, to $26.8 million for the six months ended June 30, 2016 compared to $23.7 million for the six months ended June 30, 2015 due to the year over year increase in the number of units in our fleet along with our decision to upgrade units we currently own as an alternative to purchasing new equipment.

Amortization expense increased $0.4 million, or 9.0%, for the six months ended June 30, 2016 compared to the same prior year period. This increase is primarily due to additional amortization charges related to intangible assets that were acquired in recent transactions. Further discussion of recent transactions is disclosed in Note 3 – Acquisitions and Transactions of the Notes to the Condensed Consolidated Financial Statements.

Interest expense and other, net increased $3.4 million, or 26.7% to $16.4 million for the six months ended June 30, 2016 compared to $12.9 million for the six months ended June 30, 2015, primarily due increased deferred financing costs associated with the amendments to our credit facility, increased borrowings under our senior secured credit agreement and increased equipment debt. We expect interest expense to increase in future periods due to increased deferred financing costs associated with amendments to our credit facility.

Other income, net of expenses was $4.3 million for the six months ended June 30, 2016 compared other expenses, net of income of $0.1 million for the same prior year period. As a result of finalizing TPC’s earnout and remeasuring PCI’s and PRC’s earnouts, we recorded a non-cash gain of $3.6 million.

Income tax expense was $1.3 million for the six months ended June 30, 2016 compared to $0.2 million for the six months ended June 30, 2015. Our effective tax rate was 50.1% for the six months ended June 30, 2016 compared to (5,725.0)% for the same prior year period. This rate differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits, and other permanent differences.

Earnings from unconsolidated investees decreased $1.8 million, or 73.7%, to $0.6 million in the first half of 2016 compared to $2.5 million in the first half of 2015. The decrease in earnings from unconsolidated investees is primarily as a result of the consolidation of AHNI, effective August 1, 2015. Further discussion of the AHNI transaction is disclosed in Note 3 – Acquisitions and Transactions of the Notes to Condensed Consolidated Financial Statements.

Net income attributable to noncontrolling interest decreased $1.0 million, or 10.0%, to $8.3 million for the six months ended June 30, 2016 compared to $9.3 million for the six months ended June 30, 2015. The decrease was mostly attributed to decreased year-over-year net income we derived from our joint venture partners.

Net income attributable to Alliance HealthCare Services, Inc. was $1.3 million, or $0.12 per share on a diluted basis, for the six months ended June 30, 2016 compared to net loss of $0.2 million, or $0.02 loss per share, for the same prior year period.

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

Our definition of Adjusted EBITDA is consistent with the definition pursuant to our Credit Agreement and represents net income (loss) before: interest expense, net of income tax (benefit) expense, interest income, depreciation expense, amortization expense, non-cash share-based payment, severance and related costs, net income attributable to noncontrolling interest, restructuring charges, fees and expenses related to acquisitions, costs related to debt financing, non-cash impairment charges, legal matter expenses, and other non-cash charges included in other (income) expense, net, which includes non-cash losses on sales of equipment. The components used to reconcile Net Income (Loss) to Adjusted EBITDA are consistent with our historical presentation of Adjusted EBITDA.

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

Adjusted EBITDA in the second quarter of 2016 increased $0.4 million, or 1.3%, to $34.4 million, from $34.0 million in the second quarter of 2015. Adjusted EBITDA for the first six months of 2016 increased $0.7 million, or 1.1% to $64.8 million, from $64.1 million for the first six months of 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$2,459	$(1,961)	$1,269	$(210)
Income tax expense (benefit)	2,221	(1,366)	1,275	206
Interest expense and other, net	8,872	6,904	16,367	12,922
Amortization expense	2,494	2,495	4,937	4,530
Depreciation expense	13,730	12,072	26,778	23,705
Share-based payment (included in selling, general and administrative expenses)	379	430	2,243	819
Severance and related costs	708	195	2,424	454
Noncontrolling interest in subsidiaries	3,729	4,903	8,322	9,250
Restructuring charges (Note 3)	1,120	236	1,351	491
Transaction costs	431	1,113	848	1,532
Shareholder transaction costs	1,498	—	2,507	—
Impairment charges	—	6,670	—	6,746
Legal expense matters (included in selling, general and administrative expenses)	39	1,543	194	2,903
Other non-cash charges (included in other income and expense, net)	(3,238)	781	(3,701)	783
Adjusted EBITDA	$34,442	$34,015	$64,814	$64,131

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $57.9 million and $47.7 million of cash flow from operating activities in the six months ended June 30, 2016 and 2015, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging, radiation oncology, and interventional services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts in the six months ended June 30, 2016 and 2015 was $1.4 million and $1.1 million, respectively, or 0.5% and 0.5% of revenue, respectively. Our number of days of revenue outstanding for our accounts receivable falls within our expected range and historical experience, increasing to 54 days as of June 30, 2016 compared to 52 days at June 30, 2015. We believe this number is comparable to other diagnostic imaging and radiation oncology providers. As of June 30, 2016, we had $29.1 million of available borrowings under our revolving line of credit, net of outstanding letters of credit.

We used cash of $54.1 million and $59.9 million for investing activities in the six months ended June 30, 2016 and 2015, respectively. Investing activities during the first half of 2016 included $34.0 million in cash used for equipment purchases, $6.7 million in cash used for acquisitions, and $13.8 million in cash used for deposits on equipment, offset by $0.4 million of proceeds from sales of assets.

Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We spend capital:

•	to purchase new systems;
•	to replace less advanced systems with new systems;
•	to upgrade MRI, PET/CT and radiation oncology systems; and
•	to upgrade our corporate infrastructure, primarily in information technology.

Cash capital expenditures totaled $34.0 million and $26.4 million during the six months ended June 30, 2016 and 2015, respectively. In addition, we financed $3.6 million of capital expenditures under equipment financing arrangements in the six months ended June 30, 2016. We purchased 17 MRI systems, 11 PET/CT systems and 32 other imaging equipment units, upgraded various imaging equipment and traded-in or sold a total of eight systems during the six months ended June 30, 2016. At June 30, 2016 we operated 277 MRI systems and 129 PET/CT systems. We also operated 112 fixed-site imaging centers (including one in an unconsolidated joint venture) and 34 radiation oncology centers (including one in an unconsolidated joint venture) at June 30, 2016.

We expect to purchase additional systems in the remainder of 2016 and finance substantially all of these purchases with our available cash, cash from operating activities and equipment leases. We expect capital expenditures to total approximately $80 to $90 million in 2016 based on planned expansion of our Radiology, Oncology and Interventional Divisions, which will require significant investment, and capital expenditures to maintain our existing portfolio of assets.

Net cash used in financing activities for the six months ended June 30, 2016 of $17.6 million resulted from our proceeds from shareholder transaction of $28.6 million, proceeds from equipment and other assets debt of $4.8 million, proceeds from revolving loan facility of $21.0 million, proceeds from share-based payment arrangements of $0.6 million, offset by principal payments on equipment debt and capital lease obligations of $8.0 million, principal payments on revolving loan facility of $24.0 million, principal payments on term loan facility of $2.6 million, payments of debt issuance costs and deferred financing costs of $25.1 million, noncontrolling interest in subsidiaries of $11.7 million, settlement of contingent consideration related to acquisition of $0.8 million and excess tax benefits from share-based payment arrangements of $0.4 million.

At June 30, 2016, we had cash and cash equivalents of $24.3 million. This available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts. At June 30, 2016, we had $16.7 million in our accounts with third-party financial institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be adversely affected if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next one to two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt and other contracts. As of June 30, 2016, we were in compliance with all covenants contained in our long-term debt agreements and expect that we will be in compliance with these covenants for the remainder of 2016.

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

Under the soft call provision, if the Company makes a voluntary prepayment of any Term Loan or prepays, refinances, substitutes or replaces any Term Loan, and such action results in a reduction in the effective interest cost or weighted average yield of the Term Loan, then the Company shall pay to the administrative agent, for the ratable account of each of the lenders holding Term Loans a prepayment premium equal to 1.0% of the aggregate principal amount of the Term Loans so prepaid, refinanced, substituted or replaced. The Third Amendment did not impact the borrowing capacity on the revolving credit facility which remains at $50,000.

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

The Credit Agreement also contains a leverage ratio covenant requiring us to maintain a maximum ratio of consolidated total debt to Consolidated Adjusted EBITDA that ranges from 4.95 to 1.00 to 4.30 to 1.00. At June 30, 2016, the Credit Agreement requires a maximum leverage ratio of not more than 4.55 to 1.00. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the Credit Agreement. As of June 30, 2016, our ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 4.15 to 1.00. As of June 30, 2016, there was $500.3 million outstanding under the term loan facility and $16.5 million in borrowings under the revolving credit facility.

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

Amendments to the Credit Agreement

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

The incremental term loans were funded at 99.5% of principal amount and will mature on the same date as the existing term loan facility under the Company’s credit facility on June 3, 2019. Upon funding, the incremental term loans were converted to match all the terms of existing term loans. Interest on the incremental term loan is calculated, at the Company’s option, at a base rate plus a 2.25% margin or LIBOR plus a 3.25% margin, subject to a 1.00% LIBOR floor.

Interest Rate Swaps

We have entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of our variable rate bank debt. At June 30, 2016, we had interest rate swap and cap agreements to hedge approximately $263.5 million of variable rate bank debt, or 46.1% of total debt. Over the next twelve months, we expect to reclassify $0.6 million from accumulated other comprehensive income (loss) to interest expense and other, net.

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

Further information about factors that could materially affect the Company, including our results of operations and financial condition, is contained under “Risk Factors” in Item 1A in the 2015 Form 10-K. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in the 2015 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Audit Committee Investigation

In April 2016, management identified and brought to the attention of the Audit Committee a historical fixed asset impairment issue. Management promptly commenced an investigation into the scope and cause of this fixed asset impairment issue and reported the results to the Audit Committee. Based on the results of the investigation management has concluded a deficiency exists in the operating effectiveness of certain of our internal controls, and we have determined that a material weakness existed in our internal control over financial reporting as of December 31, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified this deficiency in operating effectiveness that represents a material weakness in internal control over financial reporting as follows:

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

Plan for Remediation of Material Weakness. We have made and will continue to make improvements to our internal control over financial reporting, and management, with oversight from our Audit Committee, has identified and is executing the following actions that we believe will remediate the material weakness described above. Specifically, management implemented a plan and is allowing a sufficient period of time to assess effectiveness with regard to the accounting for equipment to:

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

As management continues to evaluate the appropriateness of the corrective action plan that we have implemented and work to improve our internal controls over financial reporting, we may take additional measures to address control deficiencies or determine to modify the remediation plan described above.

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

Changes in Internal Control Over Financial Reporting

Management has determined that, as of June 30, 2016, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of our legal proceedings, please refer to Part I, Item 1, Note 12 of the unaudited financial statements contained in this Form 10-Q, which is incorporated herein by reference in response to this Item.

ITEM 1A.	RISK FACTORS

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K/A for the year ended December 31, 2015, a description of risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this quarterly report on Form 10-Q. There have been no material changes in the Company's risk factors from those disclosed in the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

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

3.2	Amended and Restated By-laws of Alliance. (Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on August 14, 2001)

3.2.1	Certain Amended and Restated Provisions of the By-laws of Alliance. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on December 20, 2007)

3.2.2	Amendment to Amended and Restated Provisions of the By-laws of Alliance. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on June 9, 2016)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Alliance. (Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on August 14, 2001)

10.1*

The 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated.  (Filed as Appendix A to the Company’s Proxy Statement on Form DEF 14A (File No. 001-16609) with the SEC on April 29, 2016)

10.2*

Form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated. (Filed as Exhibit 10.25 to Amendment No. 1 to the Company’s Registration Statement on Form S-4/A (File No. 333-60682) with the SEC on June 14, 2001)

10.3*	Alliance Directors’ Deferred Compensation Plan, as amended and restated. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on December 20, 2007)

10.4	Form of Stockholder’s Agreement. (Filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-4 (File No. 333-60682) with the SEC on May 10, 2001)

10.5*	Form of Indemnification Agreement. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on June 9, 2016)

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

10.38*	Form of Restricted Stock Award Agreement in connection with the 2016 Long-Term Incentive Program

10.39*	Form of Non-qualified Stock Option Agreement in connection with the 2016 Long-Term Incentive Program

10.40*	Management Incentive Plan

10.41*	Form of Long-Term Incentive Compensation Arrangement Award Letter in connection with the 2016 Long-Term Incentive Program

21.1	Subsidiaries of the Registrant. (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 10, 2016).

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

101

The following materials from Alliance’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (a) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (b) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarters and six months ended June 30, 2016 and 2015; (c) Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2016 and 2015; and (d) Notes to Condensed Consolidated Financial Statements.(1)

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

ALLIANCE HEALTHCARE SERVICES, INC.

August 4, 2016	By:	/s/ PERCY C. TOMLINSON
Percy C. Tomlinson
Chief Executive Officer (Principal Executive Officer)

August 4, 2016	By:	/s/ RHONDA A. LONGMORE-GRUND
Rhonda A. Longmore-Grund
Executive Vice President and Chief Financial Officer (Principal Financial Officer)