Form 10-Q
period 2016-09-30
Alliance HealthCare Services, Inc
filed 2016-11-04
CIK 817135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 28, 2016, there were 10,738,551 shares of common stock, par value $.01 per share, outstanding.

ALLIANCE HEALTHCARE SERVICES, INC.

FORM 10-Q

September 30, 2016

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2016	2015
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$19,608	$38,070
Accounts receivable, net of allowance for doubtful accounts of $4,307 in 2016 and $5,461 in 2015	74,605	73,208
Prepaid expenses	12,939	13,463
Other receivables	3,408	3,206
Total current assets	110,560	127,947
Plant, property and equipment, net	206,596	177,188
Goodwill	105,239	102,782
Other intangible assets, net	162,326	162,923
Other assets	22,794	32,820
Total assets	$607,515	$603,660
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$29,982	$20,796
Accrued compensation and related expenses	23,334	19,933
Accrued interest payable	3,254	3,323
Current portion of long-term debt	18,124	17,732
Current portion of obligations under capital leases	3,321	2,674
Other accrued liabilities	28,397	36,453
Total current liabilities	106,412	100,911
Long-term debt, net of current portion and deferred financing costs	498,885	540,353
Obligations under capital leases, net of current portion	13,541	10,332
Deferred income taxes	26,098	23,020
Other liabilities	7,526	6,664
Total liabilities	652,462	681,280
Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 10,896,524 and 10,774,857 issued in 2016 and 2015, respectively; 10,738,551 and 10,616,884 outstanding in 2016 and 2015, respectively	109	108
Treasury stock, at cost - 157,973 shares in 2016 and 2015	(3,138)	(3,138)
Additional paid-in capital	60,815	29,297
Accumulated comprehensive loss	(293)	(511)
Accumulated deficit	(195,766)	(198,393)
Total stockholders’ deficit attributable to Alliance HealthCare Services, Inc.	(138,273)	(172,637)
Noncontrolling interest	93,326	95,017
Total stockholders’ deficit	(44,947)	(77,620)
Total liabilities and stockholders’ deficit	$607,515	$603,660

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$127,121	$120,784	$376,162	$348,717
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	71,132	67,057	211,985	196,428
Selling, general and administrative expenses	23,061	24,543	71,501	66,298
Transaction costs	138	432	986	1,964
Shareholder transaction costs	1,009	—	3,516	—
Severance and related costs	762	277	3,186	731
Impairment charges	—	71	—	6,817
Depreciation expense	13,899	12,247	40,677	35,952
Amortization expense	2,556	2,377	7,493	6,907
Interest expense, net	9,072	6,660	25,439	19,582
Other income, net	(1,915)	(10,451)	(6,249)	(10,324)
Total costs and expenses	119,714	103,213	358,534	324,355
Income before income taxes, earnings from unconsolidated investees, and noncontrolling interest	7,407	17,571	17,628	24,362
Income tax expense	1,862	5,098	3,137	5,304
Earnings from unconsolidated investees	(282)	(592)	(927)	(3,047)
Net income	5,827	13,065	15,418	22,105
Less: Net income attributable to noncontrolling interest	(4,469)	(5,861)	(12,791)	(15,111)
Net income attributable to Alliance HealthCare Services, Inc.	$1,358	$7,204	$2,627	$6,994

Comprehensive income (loss), net of taxes:
Net income	$5,827	$13,065	$15,418	$22,105
Unrealized gain (loss) on hedging transactions, net of taxes of $15, $0, $17, and $0	24	(8)	(18)	(149)
Reclassification adjustment for losses included in net income, net of taxes of $89, $0, $226 and $0	148	—	236	—
Total comprehensive income, net of taxes	5,999	13,057	15,636	21,956
Comprehensive income attributable to noncontrolling interest	(4,469)	(5,861)	(12,791)	(15,111)
Comprehensive income attributable to Alliance HealthCare Services, Inc.	$1,530	$7,196	$2,845	$6,845

Income per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.12	$0.67	$0.24	$0.65
Diluted	$0.12	$0.67	$0.24	$0.65
Weighted-average number of shares of common stock and common stock equivalents:
Basic	10,888	10,716	10,850	10,715
Diluted	10,963	10,815	10,953	10,832

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income	$15,418	$22,105
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,663	2,373
Share-based payment	2,187	1,242
Depreciation and amortization	48,170	42,859
Amortization of deferred financing costs	5,690	2,602
Accretion of discount on long-term debt	383	357
Adjustment of derivatives to fair value	520	100
Distributions from unconsolidated investees	955	3,332
Earnings from unconsolidated investees	(927)	(3,047)
Deferred income taxes	2,413	4,043
Gain on sale of assets	(1,279)	(685)
Changes in fair value of contingent consideration related to acquisitions	(4,640)	—
Non-cash gain on step acquisition	—	(9,950)
Gain on acquisition	—	(209)
Other non-cash gain	(248)	—
Impairment charges	—	6,817
Excess tax benefit from share-based payment arrangements	(87)	5
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(2,787)	(2,674)
Prepaid expenses	220	(1,106)
Other receivables	1,392	451
Other assets	279	1,488
Accounts payable	8,026	(363)
Accrued compensation and related expenses	3,401	(968)
Accrued interest payable	(69)	116
Income taxes payable	551	55
Other accrued liabilities	864	(4,248)
Net cash provided by operating activities	82,095	64,695
Investing activities:
Equipment purchases	(52,977)	(39,382)
Increase in deposits on equipment	(8,122)	(13,024)
Acquisitions, net of cash received	(6,659)	(22,657)
Proceeds from sale of assets	1,663	868
Net cash used in investing activities	(66,095)	(74,195)
Financing activities:
Principal payments on equipment debt and capital lease obligations	(12,437)	(6,664)
Proceeds from equipment debt	11,793	23,295
Principal payments on term loan facility	(3,900)	(8,651)
Proceeds from term loan facility	—	29,850
Principal payments on revolving loan facility	(45,000)	(28,000)
Proceeds from revolving loan facility	29,000	26,000
Payments of debt issuance costs and deferred financing costs	(25,493)	(801)
Distributions to noncontrolling interest in subsidiaries	(18,045)	(13,734)
Contributions from noncontrolling interest in subsidiaries	1,113	—
Excess tax benefit from share-based payment arrangements	87	(5)
Issuance of common stock	1	—
Proceeds from exercise of stock options	614	25
Settlement of contingent consideration related to acquisitions	(825)	—
Proceeds from shareholder transaction	28,630	—
Net cash (used in) provided by financing activities	(34,462)	21,315
Net (decrease) increase in cash and cash equivalents	(18,462)	11,815
Cash and cash equivalents, beginning of period	38,070	33,033
Cash and cash equivalents, end of period	$19,608	$44,848

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosure of cash flow information:
Interest paid	$19,100	$16,973
Income taxes paid, net of refunds	102	327
Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations related to the purchase of equipment	1,499	1,294
Changes in equipment purchases in accounts payable and accrued equipment	(2,491)	2,417
Noncontrolling interest assumed in connection with acquisitions (Note 3)	2,948	30,417
Fair value of contingent consideration related to acquisitions (Note 3)	420	—
Extinguishment of note receivable	—	3,071
Transfer of equity investment as consideration in step acquisition (Note 3)	—	690
Transfer of equipment as consideration in step acquisition (Note 3)	—	477
Transfer of fair value of equity investment in step acquisition (Note 3)	—	13,645

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates

Basis of Presentation The accompanying condensed consolidated financial statements have been prepared by Alliance HealthCare Services, Inc. (the “Company” or “Alliance”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the U.S. (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2015.

For a complete summary of the Company’s significant accounting policies, refer to Note 1, “Summary of Significant Accounting Policies,” in Part II, Item 8 of the Company’s 2015 Form 10-K/A, filed with the SEC on April 29, 2016. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2016.

Principles of Consolidation The accompanying condensed consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all subsidiaries over which the Company exercises control. Intercompany transactions have been eliminated. The Company evaluates participating rights in its assessment of control in determining consolidation of joint venture partners. The Company records noncontrolling interest related to its consolidated subsidiaries that are not wholly owned. Investments in non-consolidated investees over which it exercises significant influence but does not control are accounted for under the equity method.

Use of Estimates The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements

Revenue Recognition In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify and converge the revenue recognition principles under GAAP and International Financial Reporting Standards and to develop guidance that would streamline and enhance revenue recognition requirements while also providing a more robust framework for addressing revenue issues. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. Key provisions of the ASU involve a 5-step model specific to recognizing revenue derived from customer contracts. In addition, ASU 2014-09 provides implementation guidance on several other important topics, including the accounting for certain revenue-related costs. The Company is currently assessing the impacts this guidance may have on its consolidated financial statements and disclosures as well as the transition method it will use to adopt the guidance. The Company is considering the impact of the new guidance on its ability to recognize revenue for certain contracts. In addition, the Company will be required to capitalize costs to acquire new contracts, whereas currently, the Company expenses those costs as incurred. In August 2015, the FASB issued an amendment to provide a one-year deferral of the effective date to annual reporting periods beginning on or after December 15, 2017. Early adoption is not permitted. ASU 2014-09 will be effective for the Company beginning on January 1, 2018.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

September 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

Going Concern In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40).” Under GAAP, a going concern is presumed unless and until an entity’s liquidation becomes imminent. When an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, “Presentation of Financial Statements—Liquidation Basis of Accounting.” However, there may be conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, even if liquidation is not imminent. In those situations, financial statements should continue to be prepared under the going concern basis of accounting. ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to determine whether to disclose information about relevant conditions and events. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. ASU 2014-15 will be effective for the Company beginning with the year ending December 31, 2016. The Company is assessing the impact, if any, that the adoption of ASU 2014-15 may have on the Company’s consolidated financial statements.

Simplifying the Presentation of Debt Issuance Costs In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Cost” that changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires entities to present such costs in the balance sheet as a direct reduction to the related debt liability rather than as a deferred cost (i.e., an asset) as required by current guidance. In August 2015, the FASB issued clarifying authoritative guidance for debt issuance costs incurred in connection with line-of-credit arrangements. The guidance states that an entity should defer and present these debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-03 does not change the recognition or measurement of debt issuance costs and is effective for fiscal years beginning after December 15, 2015. The guidance is required to be applied retrospectively to all prior periods presented. As of December 31, 2015, the Company had $6,594 in deferred financing costs, net that was reclassified to offset long-term debt, net of current portion. Other than the revised balance sheet presentation and related disclosures, the adoption of the guidance on January 1, 2016 did not have a material impact on the Company’s consolidated financial statements.

Balance Sheet Classification of Deferred Taxes In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities to present deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. The adoption of ASU 2015-17 is effective for publicly traded business entities for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Early adoption is permitted. The Company elected to early-adopt this guidance and applied it retrospectively to periods presented in the consolidated financial statements. As of December 31, 2015, the Company had $6,496 in DTAs that was reclassified to offset long-term DTLs. Other than the revised balance sheet presentation and related disclosures, the adoption of ASU 2015-17 on January 1, 2016 did not have a material impact on the Company’s consolidated financial statements.

Leases In February 2016, the FASB issued ASU 2016-02, “Leases,” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU supersedes the current guidance. The primary difference between current guidance and ASU 2015-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 also requires an entity to separate the lease components from the nonlease components (for example, maintenance services or other activities that transfer a good or service to the customer) in a contract. Only the lease components must be accounted for in accordance with this guidance. ASU 2016-02 is effective for publicly traded business entities for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. ASU 2016-02 will be effective for the Company beginning on January 1, 2019. The Company is assessing the impact, if any, that the adoption of ASU 2016-02 may have on the Company’s consolidated financial statements.

Share-Based Payments In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718),” which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. ASU 2016-09 will be effective for the Company beginning on January 1, 2017. The Company is assessing the impact, if any, that the adoption of ASU 2016-09 may have on the Company’s consolidated financial statements.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

September 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

Statement of Cash Flows In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which is intended to reduce diversity in the classification of transactions related to debt prepayment or debt extinguishment costs, zero-coupon debt instruments settlement, contingent consideration payments made after a business combination, insurance claims settlement and corporate-owned life insurance settlement, distributions from equity method investments and beneficial interests in securitization transactions. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. ASU 2016-15 will be effective for the Company beginning on January 1, 2018. The Company is assessing the impact, if any, that the adoption of ASU 2016-02 may have on the Company’s consolidated financial statements.

3. Acquisitions and Transactions

Thai Hot Transaction

On September 16, 2015, Fujian Thai Hot Investment Co., Ltd. (“Thai Hot”) agreed to purchase approximately 5,537,945 shares of the Company’s common stock from funds managed by Oaktree Capital Management, L.P. (“Oaktree”) and MTS Health Investors, LLC (“MTS”), and Larry C. Buckelew (together, the “Selling Stockholders”) for approximately $102,500, or $18.50 per share (the “Thai Hot Transaction”). In connection with the Thai Hot Transaction, Thai Hot and the Selling Stockholders agreed to bear a specified portion of the following Company expenses related to the Thai Hot Transaction: (i) 100% of the fees and expenses incurred by the Company in connection with the amendment or waiver of its credit agreement, and (ii) all reasonable and documented fees and expenses incurred by the Company in connection with the Thai Hot Transaction in excess of $1,000. In addition, subject to the approval of the Company’s board of directors or an authorized special committee of the board of directors, Thai Hot funded a new management incentive arrangement which involved the issuance of $1,500 in cash-based awards to the Company’s management. The expenses associated with the cash-based awards will be recognized by the Company over the required service period of the awards. The Company received reimbursements of $15,343, which were net of taxes of $213, prior to the Thai Hot Transaction close from the Selling Stockholders. These reimbursements were accounted for as capital contributions from the Selling Stockholders. The Company accounted for reimbursements of $13,500 received subsequent to the Thai Hot Transaction close from Thai Hot as capital contributions. Costs that are a direct result of the Thai Hot transaction are included in shareholder transaction costs.

The Thai Hot Transaction closed on March 29, 2016.  As a result of the Thai Hot Transaction, Thai Hot, through a wholly owned subsidiary, owned an aggregate of approximately 51.5% of the outstanding shares of common stock of the Company.  The Company has not agreed to pay any management fees to Thai Hot for any financial advisory services provided to the Company.

2016 Acquisition

American Health Centers, Inc.

On April 22, 2016, the Company, through its Radiology Division, acquired the mobile business practice of American Health Centers, Inc. (“AHC”), a provider of fixed and mobile radiology and nuclear medicine services in New Hampshire and Vermont. The Company acquired 8 mobile radiology sites, and 5 mobile nuclear medicine sites, effective May 19, 2016. The combined cash purchase price, net of related contingent consideration, totaled $4,209. The Company financed this acquisition using the revolving line of credit. For additional information, see Note 8.

The following table summarizes recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

Equipment, net	$2,354
Goodwill	335
Identifiable intangible assets	1,940
Total consideration	$4,629

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

September 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

As a result of this acquisition, the Company recorded goodwill of $335, which largely represents intangible assets that do not qualify for separate recognition, including existing patients and the solid record of patient care in the local community. In addition, the Company recorded intangible assets of $1,940, of which $1,600 was assigned to customer contracts, which is being amortized over 15 years, and $340 was assigned to a non-competition agreement, which is being amortized over 5 years. A portion of the recorded goodwill and intangible assets is being amortized over 15 years for tax purposes. The Company recorded the intangible assets at fair value at the acquisition date, which was estimated using the income approach. The results for the three and nine months ended September 30, 2016 included $936 and $1,573, respectively, of net revenue and $382 and $651, respectively, of net income before income taxes generated by AHC.

The values assigned to the various assets and liabilities acquired in this transaction are preliminary and may be subject to adjustment as the calculation of their respective fair values could be subject to change.

The agreement includes contingent consideration arrangements, which are based on performance of the 18-month period following the transaction date. The fair value of these contingent consideration arrangements of $420 and $405 as of the acquisition date and September 30, 2016, respectively, was estimated using the Company’s established fair value approach. For additional information, see Note 5.

2015 Acquisitions

Pacific Cancer Institute, Inc.

On December 31, 2015, the Company, through its Oncology Division, acquired a 95% controlling interest in the Pacific Cancer Institute, Inc. (“PCI”), a state-of-the-art radiation therapy and stereotactic radiosurgery (“SRS”) center located in Maui, Hawaii. The purchase price consisted of $11,013 in cash, net of holdback liabilities. The Company financed this acquisition using the revolving line of credit. For additional information, see Note 8.

As a result of this acquisition, the Company recorded goodwill of $6,505, which largely represents intangible assets that do not qualify for separate recognition, including existing patients and the solid record of patient care in the local community. In addition, the Company recorded intangible assets of $8,800, of which $1,800 was assigned to physician referral network, $5,400 was assigned to Certificates of Need (“CONs”), $650 was assigned to non-solicitation and non-competition agreements and $950 was assigned to trademarks, which are being amortized over 5 to 15 years. The Company recorded the intangible assets at fair value at the acquisition date, which was estimated using the income approach. A portion of the recorded goodwill and intangible assets is being amortized over 15 years for tax purposes. The results for the three and nine months ended September 30, 2016 included $1,285 and $3,999 of net revenue, respectively, and $(21) and $198 of net (loss) income, respectively, generated by PCI.

The agreement includes contingent consideration arrangements, which are based on performance of the 12-month period following the transaction date. As of September 30, 2016, the Company did not record a liability related to these contingent consideration arrangements since it believes that the achievement of the future performance goals is unlikely.

The values assigned to the various assets and liabilities acquired in this transaction are preliminary and may be subject to adjustment as the calculation of their respective fair values could be subject to change.

AHIP-Florida, LLC

On October 14, 2015, the Company, through its Interventional Division, acquired a 60% controlling interest in PRC Associates, LLC (“PRC”), a premier provider of interventional pain management healthcare with 8 locations in Central Florida and the Palm Coast. The purchase price consisted of $15,014 in cash, net of $264 cash acquired. The Company financed this acquisition using the revolving line of credit. For additional information, see Note 8. The purchase agreement includes a mandatory redemption provision allowing the noncontrolling interest holder to sell 10% of its noncontrolling interest to the Company after the closing date.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

September 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

As a result of this acquisition, the Company recorded goodwill of $8,234, which largely represents intangible assets that do not qualify for separate recognition, such as prominent leadership and the solid record of patient care programs that set national standards for quality coordinated care in pain management. In addition, the Company recorded intangible assets of $15,600, of which $12,100 was assigned to physician referral network, $1,800 was assigned to non-solicitation and non-competition agreements and $1,700 was assigned to trademarks, which are being amortized over 5 to 15 years. The Company recorded the intangible assets at fair value at the acquisition date, which was estimated using the income approach. A portion of the recorded goodwill and intangible assets is being amortized over 15 years for tax purposes. The results for the three and nine months ended September 30, 2016 included $3,389 and $9,986 of net revenue, respectively, and $414 and $1,160 of net income, respectively, generated by PRC.

The agreement includes contingent consideration arrangements, which are based on performance of the 12-month period following the transaction date. The fair value of these contingent consideration arrangements of $150 was estimated using management’s estimates as of September 30, 2016.

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

Prior to the step acquisition on August 1, 2015, AHNI had three subsidiaries: Alliance-HNI Leasing Co. (“AHNIL”), Alliance-HNV PET/CT Services, LLC (“AHNVPS”), and Alliance-HNV PET/CT Leasing, LLC (“AHNVPL”). AHNI held a 98% interest in AHNIL, which AHNI consolidated, a 53.4% interest in AHNVPS, and effectively, a 53.3% interest in AHNVPL through its ownership in AHNVPS, both of which AHNI did not consolidate. In addition to the Company’s original 50% investment in AHNI, it also had a 46.6% direct interest in AHNVPS prior to the step acquisition and, accordingly, the Company has historically consolidated AHNVPS and AHNVPL.

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

The fair value of the consideration transferred was based on the net book value of the assets transferred by the Company to AHNI at the acquisition date because the Company had control of those assets before and after the transaction. The Company recorded goodwill of $2,988, which largely represents intangible assets that do not qualify for separate recognition. In addition, the Company recorded intangible assets of $13,700. The intangible assets consist primarily of physician referral networks, trademarks, and certificates of need, a portion of which is being amortized over 15 years.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

September 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

The Pain Center of Arizona

On February 17, 2015, the Company purchased approximately a 59% membership interest in The Pain Center of Arizona (“TPC”), a comprehensive full-time pain management medical practice with 12 locations within the state of Arizona. The purchase price consisted of $24,087 in cash, net of $234 cash acquired and net of extinguishment of $3,071 of related-party notes receivable. The Company financed this acquisition using the revolving line of credit.

As a result of this acquisition, the Company recorded goodwill of $22,566, which largely represents intangible assets that do not qualify for separate recognition, such as prominent leadership and the solid record of patient care programs that set national standards for quality coordinated care in pain management. In addition, the Company recorded intangible assets of $24,600, of which $13,500 was assigned to physician referral network and $11,100 was assigned to trademarks, which are being amortized over 20 years. The Company recorded the intangible assets at fair value at the acquisition date, which was estimated using the income approach. A portion of the recorded goodwill and intangible assets is being amortized over 15 years for tax purposes. The fair value of noncontrolling interest related to this transaction was estimated to be $20,598 as of the acquisition date using the implied fair value based on the Company’s ownership percentage. The results for the three and nine months ended September 30, 2016 included $7,830 and $23,623 of net revenue, respectively, and $714 and $1,770 of net loss, respectively, generated by TPC. The results for the three and nine months ended September 30, 2015 included $8,957 and $20,980 of net revenue, respectively, and $804 and $1,095 of net income, respectively, generated by TPC.

The agreement includes contingent consideration arrangements, which are based on performance of the 12-month period following the transaction date. The Company paid $810 of the contingent consideration during the nine months ended September 30, 2016.

Pro Forma Impact of Acquisitions

The following table provides pro forma revenues and results of operations for the nine months ended September 30, 2016 and the three and nine months ended September 30, 2015, as if the acquisitions had occurred on January 1, 2015. The pro forma results were prepared from financial information obtained from the sellers of the businesses, as well as information obtained during the due diligence process associated with the acquisitions. The pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the stepped-up basis to fair value of assets acquired and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include any anticipated synergies related to combining the businesses. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 2015 or of results that may occur in the future.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2016	2015
Revenues	$127,078	$376,842	$373,844
Net income attributable to Alliance HealthCare Services, Inc.	8,168	2,914	9,629
Basic earnings per share	0.76	0.27	0.90
Diluted earnings per share	0.76	0.27	0.89

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

September 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

Restructuring Plan

From time to time, the Company’s management implements immaterial restructuring plans, including the closure or consolidation of certain sites as a result of the loss of certain customers. The impact of the charges resulting from restructuring plans are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues, excluding depreciation and amortization	$172	$176	$925	$572
Selling, general and administrative expenses	45	40	143	135
Other expense, net	67	—	567	—
Total restructuring charges	$284	$216	$1,635	$707

4. Share-Based Payment

Stock Option Plans and Awards

In November 1999, the Company adopted an employee stock option plan (as amended and restated, the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 3,005,000 shares have become available for grant. As of September 30, 2016, a total of 1,024,866 shares remained available for grant under the 1999 Equity Plan. During the first quarter of 2016, the vesting for 71,057 options was accelerated due to a change in control in connection with the closing of the Thai Hot Transaction. There were no options for which vesting was accelerated during 2015.

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Nine Months Ended September 30,
	2016	2015
Risk free interest rate	1.53%	1.65%
Expected dividend yield	—%	—%
Expected stock price volatility	66.5%	65.2%
Average expected life (in years)	6.00	6.00
Weighted average fair value on grant date	$4.32	$14.25

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2015	646,290	$19.91
Granted	200,388	7.16
Exercised	(121,667)	5.05		$1,386
Canceled/forfeited	(64,798)	24.00
Outstanding at September 30, 2016	660,213	18.37	6.43	$114
Vested and expected to vest in the future at September 30, 2016	618,096	19.08	6.23	$114
Vested and exercisable at September 30, 2016	415,540	22.41	4.93	$114

(1)

Represents the difference between the exercise price and the value of the Company’s stock at the time of exercise, for exercised grants. For outstanding awards, represents the difference between the exercise price and the value of the Company’s stock at fiscal quarter-end.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

September 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table summarizes the Company’s unvested stock option activity:

	Shares	Weighted- Average Grant-Date Fair Value	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)	Total Fair Value
Unvested at December 31, 2015	158,671	$15.01
Granted	200,388	4.32
Vested	(107,613)	14.01			$1,508
Forfeited	(6,773)	7.34
Unvested at September 30, 2016	244,673	$6.91	$786	2.0

Stock Awards

The 1999 Equity Plan permits the award of restricted stock, restricted stock units, stock bonus awards and performance-based stock awards (collectively referred to as “stock awards”).

In the third quarter of 2014, 25,000 restricted stock units (“RSU”), which vest based upon achieving certain market performance conditions, were granted to executive management. Specifically, the Company’s closing stock price per common share must equal or exceed a value of $40.00 per share for 10 consecutive days between the dates of January 1, 2015 and April 21, 2017. If these conditions are not achieved before April 21, 2017, these RSUs will expire. In accordance with ASC 718, expense related to restricted stock units that vest based on achieving a market condition should not be recognized until the derived vesting period has been met, and at such time the derived vesting period becomes the requisite service period. Since the market condition has not been met, and is currently not probable of being met based on the current market condition, the Company has not recognized any expense related to these RSUs.

These RSUs contain provisions that vesting may be accelerated under a change in control of the Company. The RSU Award agreement provided that in the event of a change in control, the unvested portion of the award will convert into the right to receive a cash amount (the “Cash Right”) equal to the number of unvested restricted stock units multiplied by the per share consideration received by the holders of the Company’s common stock in the change in control and the Cash Right shall vest on the six month anniversary of the consummation of the change in control subject to the executive’s continued service through such date; provided, that in the event the executive is terminated without “cause” or for “good reason” (each as defined in the executive’s employment agreement) the Cash Right shall vest in full on the date of such termination (the “Cash Right Conversion”). The Thai Hot Transaction constituted a change in control under the terms of the RSU Award agreement and for purposes of the Cash Right Conversion, the special committee of the board of directors approved that the per share consideration received by the holders of the Company’s common stock upon the consummation of the Thai Hot Transaction was $18.50 per share. The monetary value of the Cash Right of $463 was paid during the three months ended September 30, 2016. For additional information on the Thai Hot Transaction, see Note 3.

The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted- Average Grant-Date Fair Value	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Unvested at December 31, 2015	74,413	$9.18
Granted	85,206	6.93
Vested	—	—
Forfeited	(2,577)	6.93
Unvested at September 30, 2016	157,042	$7.85	$540	2.5

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

September 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

Share-based compensation expense

The following table summarizes pre-tax, share-based compensation expense included within selling, general and administrative expenses in the condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016		2015
Share-based compensation expense	$407	$423	$2,650	(1)	$1,242

(1)	Includes Cash Right of $463.

5. Fair Value of Financial Instruments

Instruments Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	Fair Value as of September 30, 2016				Fair Value as of December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial liabilities:
Contingent consideration related to acquisitions	$705	$—	$—	$705	$5,750	$—	$—	$5,750
Mandatorily redeemable noncontrolling interest	2,386	—	—	2,386	2,386	—	—	2,386
Interest rate contracts - liability position	180	—	180	—	86	—	86	—
Total financial liabilities	$3,271	$—	$180	$3,091	$8,222	$—	$86	$8,136

The Company’s derivative instruments are primarily pay-fixed, receive-variable interest rate swaps and caps based on the London interbank offered rate (“LIBOR”) swap rate. The Company has elected to use the income approach to value these derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for interest rate swap and cap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates at commonly quoted intervals and implied volatilities for options). ASC 820 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness and the Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments. For additional information see Note 9.

The fair value of the liability for contingent consideration related to acquisitions was estimated using probability-adjusted performance estimates (Level 3 inputs) over the performance periods following the transaction dates (see Note 3). These estimates represent inputs for which market data are not available and are developed using the best information available about the assumptions that market participants would use when pricing the liability. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

September 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

Changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2016 were as follows:

	Contingent consideration related to acquisitions	Mandatorily redeemable noncontrolling interest
Balance at December 31, 2015	$5,750	$2,386
Additions to earn-out obligations(1)	420	—
Settlement of contingent consideration related to acquisitions	(825)	—
Fair value adjustment(2)	(4,640)	—
Balance at September 30, 2016	$705	$2,386

(1)	See Note 3.
(2)	Adjustments to the estimated fair value of the contingent consideration is related to the actual versus expected performance of acquisitions and are reported in Other income, net.

Financial instruments measured and recorded at fair value on a recurring basis were presented on the Company’s consolidated balance sheets as follows:

	Fair Value as of September 30, 2016				Fair Value as of December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial liabilities:
Other accrued liabilities	$3,189	$—	$98	$3,091	$8,139	$—	3	$8,136
Other liabilities	82	—	82	—	83	—	83	—
Total financial liabilities	$3,271	$—	$180	$3,091	$8,222	$—	86	$8,136

During the nine months ended September 30, 2016, there were no transfers in or out of Level 1, Level 2 or Level 3 financial instruments.

Instruments Not Recorded at Fair Value on a Recurring Basis

The Company’s fixed and variable-rate debt represent Level 2 liabilities not measured at fair value on a recurring basis. On September 30, 2016 and December, 31, 2015, the fair values of the Company’s fixed and variable-rate debt were $41,954 and $521,337, respectively, and $40,262 and $538,520, respectively. On September 30, 2016 and December, 31, 2015, the book values of the Company’s fixed and variable-rate debt were $40,919 and $519,618, respectively, and $40,667 and $537,018, respectively. The fair value of long-term debt is estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The Company also measures the fair value of certain assets on a non-recurring basis (utilizing Level 3 inputs), generally on an annual basis, in connection with acquisitions, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include goodwill, intangible assets, long-lived assets and investments in unconsolidated investees. See Note 6 for a discussion of the Company’s annual impairment test for goodwill and indefinite-lived intangible assets.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

September 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

6. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

	Radiology	Oncology	Interventional	Total
Balance at December 31, 2015	$44,822	$27,589	$30,371	$102,782
Goodwill acquired during the period	335	225	854	1,414
Adjustments to goodwill during the period	—	615	428	1,043
Balance at September 30, 2016	$45,157	$28,429	$31,653	$105,239
Gross goodwill	$199,499	$48,331	$31,653	$279,483
Accumulated impairment charges	(154,342)	(19,902)	—	(174,244)
Balance at September 30, 2016	$45,157	$28,429	$31,653	$105,239

Intangible assets consisted of the following:

		September 30, 2016			December 31, 2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets:
Customer contracts	15 years	$192,720	$(98,561)	$94,159	$186,316	$(92,280)	$94,036
Other	11 years	39,014	(21,752)	17,262	38,522	(20,540)	17,982
Total amortizing intangible assets		$231,734	$(120,313)	$111,421	$224,838	$(112,820)	$112,018
Intangible assets not subject to amortization				50,905			50,905
Total other intangible assets				$162,326			$162,923

In 2016, the Company intends to perform its annual impairment test for goodwill and indefinite-lived intangible assets in the fourth quarter, absent other events occurring or changes in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company compares the fair value of its reporting units to its carrying amount to determine if there is potential impairment. The fair value of the reporting unit is determined by an income approach and a market capitalization approach. Significant management judgment is required in the forecasts of future operating results that are used in the income approach. The estimates that the Company has used are consistent with the plans and estimates that it uses to manage its business. The Company bases its fair value estimates on forecasted revenue and operating costs which include a number of factors including, but not limited to, securing new customers, retention of existing customers, growth in Radiology, Oncology and Interventional revenues and the impact of continued cost savings initiatives. However, it is possible that plans and estimates may change. Based on financial information as of September 30, 2016, impairment testing was not required during the nine months then ended. Although the Company concluded that no impairment was present in its intangible assets during the nine months of 2016, the Company intends to test its goodwill and other intangibles assets for impairment during the fourth quarter of 2016, as described above.

Amortization expense for intangible assets subject to amortization was $2,556 and $2,377 for the three months ended September 30, 2016 and 2015, respectively, and $7,493 and $6,907 for the nine months ended September 30, 2016 and 2015, respectively. The intangible assets not subject to amortization represent certificates of need and regulatory authority rights that have indefinite useful lives.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

September 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

As of September 30, 2016, estimated future amortization expense for each of the fiscal years ending December 31, is presented below:

Remainder of 2016	$2,517
2017	9,798
2018	9,420
2019	8,931
2020	8,415
Thereafter	72,340
$111,421

7. Supplemental Balance Sheet Information

Other accrued liabilities consisted of the following:

	September 30, 2016	December 31, 2015
Systems rental and maintenance costs	$1,522	$1,808
Site rental fees	1,177	1,121
Property and sales taxes payable	7,895	8,695
Self-insurance accrual	2,426	2,037
Legal fees	1,346	1,971
Deferred gain on sale of equipment	87	312
Equipment purchases	1,137	4,756
Contingent consideration related to acquisitions	705	5,750
Mandatorily redeemable noncontrolling interest	2,386	2,386
Other accrued liabilities	9,716	7,617
Total	$28,397	$36,453

A summary of plant, property and equipment, net is presented below:

	September 30, 2016	December 31, 2015
Furniture and fixtures	$4,852	$4,825
Office equipment	78,542	71,245
Transportation and service equipment	15,323	5,884
Major equipment	789,684	758,718
Tenant improvements	44,062	42,792
Buildings and land	340	340
	932,803	883,804
Accumulated depreciation	(726,207)	(706,616)
Plant, property and equipment, net	$206,596	$177,188

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

September 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

8. Long-Term Debt and Senior Subordinated Credit Facility

Long-term debt consisted of the following:

	September 30, 2016	December 31, 2015
Term loan facility	$498,974	$502,874
Discount on term loan facility	(1,440)	(1,823)
Revolving credit facility	3,500	19,500
Equipment under capital leases	16,862	13,006
Equipment debt	42,641	44,128
Deferred financing costs, net	(26,666)	(6,594)
Long-term debt, including current portion	533,871	571,091
Less current portion	(21,445)	(20,406)
Long-term debt	$512,426	$550,685

Equipment debt, collateralized by equipment, has interest rates ranging from 1.93% to 9.00% and are payable in various monthly principal and interest installments through 2021. Capital leases, collateralized by equipment, have interest rates ranging from 4.00% to 13.97% and are payable in various monthly principal and interest installments through 2021.

Credit Facility and Senior Secured Term Loan Refinancing

On June 3, 2013, the Company replaced its existing credit facility with a new senior secured credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement consists of (i) a $340,000, six-year term loan facility, (ii) a $50,000, five-year revolving loan facility, including a $20,000 sublimit for letters of credit, (iii) uncommitted incremental loan facilities of $100,000 of revolving or term loans, plus an additional amount if the Company’s pro forma leverage ratio is less than or equal to 3.25, subject to receipt of lender commitments and satisfaction of specified conditions, and (iv) a $80,000 delayed draw term loan facility, which was required to be drawn within thirty days of June 3, 2013 and used for the redemption of the Company’s $190,000 of 8% Senior Notes (“Notes”).

On July 3, 2013 the delayed draw term loan facility was utilized and the proceeds were used to redeem $80,000 in aggregate principal amount of the Company’s outstanding Notes that were originally issued in December 2009 as a cash tender offer for any and all of its outstanding 7.25% Notes originally issued in December of 2004. The delayed draw term loan facility converted into, and matched the terms of, the new $340,000 term loan facility.

Borrowings under the Credit Agreement bear interest through maturity at a variable rate based upon, at the Company’s option, either the LIBOR or the base rate (which is the highest of the administrative agent’s prime rate, one-half of 1.00% in excess of the overnight federal funds rate, and 1.00% in excess of the one-month LIBOR rate), plus, in each case, an applicable margin. With respect to the term loan facilities, the applicable margin for LIBOR loans is 3.25% per annum, and with respect to the revolving loan facilities, the applicable margin for LIBOR loans ranges from 3.00% to 3.25% per annum, based on the applicable leverage ratio, and in each case, with a LIBOR floor of 1.00%. The applicable margin for base rate loans under the term loan facilities is 2.25% per annum and under the revolving loan facility ranges from 2.00% to 2.25% per annum, based on the applicable leverage ratio. Prior to the refinancing of the term loan facilities, the applicable margin for base rate loans was 4.25% per annum and the applicable margin for revolving loans was 5.25% per annum, with a LIBOR floor of 2.00%. The Company is required to pay a commitment fee which ranges from 0.38% to 0.50% per annum, based on the applicable leverage ratio, on the undrawn portion available under the revolving loan facility and variable per annum fees with respect to outstanding letters of credit.

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

September 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

Obligations under the Credit Agreement are guaranteed by substantially all the Company’s direct and indirect domestic subsidiaries. The obligations under the Credit Agreement and the guarantees are secured by a lien on substantially all tangible and intangible property, and by a pledge of all of the shares of stock and limited liability company interests of the Company’s direct and indirect domestic subsidiaries, of which the Company now owns or later acquires more than a 50% interest, subject to limited exceptions.

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

The Credit Agreement also contains a leverage ratio covenant requiring the Company to maintain a maximum ratio of consolidated total debt to Consolidated Adjusted EBITDA, as defined in the Credit Agreement, that ranges from 4.95 to 1.00 to 4.30 to 1.00. At September 30, 2016, the Credit Agreement required a maximum leverage ratio of not more than 4.55 to 1.00. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable and to terminate all commitments under the Credit Agreement.

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

On June 19, 2015, the Company entered into a second amendment to the Credit Agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Second Amendment”). Pursuant to the Second Amendment, the Company raised the remaining $30,000 in incremental term loan commitments. The funds were used to repay all outstanding borrowings under the Company’s revolving credit facility, pay fees and expenses related to the Second Amendment, and general corporate purposes. The Second Amendment did not impact the borrowing capacity on the revolving credit facility, which remains at $50,000.

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

The quarterly amortization payments of all term loans under the credit facility for the first five and one-half years was initially established at $1,050. The quarterly amortization payment was increased to $1,300 in June 2015 pursuant to the Second Amendment.

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

September 30, 2016

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

In connection with the Third Amendment, the Company paid fees totaling $25,000, which were capitalized and amortized on a straight-line basis as interest expense over the term of the Credit Agreement.

As of September 30, 2016, the Company’s ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 4.13 to 1.00. As of September 30, 2016, the Company had $42,100 of available borrowings under the revolving line of credit, net of $3,500 outstanding on the revolving line of credit and $4,400 outstanding in letters of credit.

Notes Payable and Line of Credit with PNC

As a result of the step acquisition on August 1, 2015 and subsequent consolidation of AHNI described in Note 3, the Company had notes payable to PNC Equipment Finance, LLC (“PNC”) totaling $9,438 at September 30, 2016. The notes payable are due in various installments through December 2020 at interest rates between 1.93% and 2.05% per annum. The notes are also collateralized by equipment and contain restrictive covenants. AHNI also has a $4,700 line of credit with PNC, with interest calculated based on LIBOR plus 1.4%. As of September 30, 2016, there was $0 amount outstanding on the line of credit.

9. Derivatives

Cash Flow Hedges

Interest Rate Cash Flow Hedges

The Company entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the nine months ended September 30, 2016 and December 31, 2015, the Company had interest rate swap and cap agreements to hedge approximately $266,975 and $265,879 of its variable rate bank debt, respectively, or 47.6% and 46.0% of total debt, respectively. Over the next twelve months, the Company expects to reclassify $300 from unrealized gain (loss) on hedging transactions, net of taxes to interest expense, net.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

September 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

The Company’s interest rate cash flow hedges consist of:

					Fair Value Asset (Liability)(1) at
	Notional Amount	Fixed Payment Rate	Strike Rate	Maturity Date	September 30, 2016	December 31, 2015
Asset Derivatives
Derivatives designated as cash flow hedging instruments:
Interest rate cap on LIBOR, effective December 2013(2)	$250,000	N/A	2.50%	December 2016	$—	$—
Total asset derivatives	$250,000				$—	$—
Liability Derivatives
Derivatives designated as cash flow hedging instruments:
One-month LIBOR plus 2.50% interest rate swap, effective December 2012	$1,389	3.75%	N/A	December 2017	$(6)	$(11)
One-month LIBOR plus 2.00% interest rate swap, effective March 2013	1,392	2.87%	N/A	April 2018	(3)	(2)
One-month LIBOR interest rate swap, effective December 2014	1,089	1.34%	N/A	November 2019	(10)	(7)
One-month LIBOR plus 2.00% interest rate swap, effective December 2015	4,896	3.69%	N/A	December 2021	(102)	(54)
One-month LIBOR interest rate swap, effective December 2015	1,242	1.37%	N/A	December 2020	(14)	(5)
One-month LIBOR interest rate swap, effective September 2016	4,672	1.17%	N/A	September 2021	(35)	—

Derivatives not designated as cash flow hedging instruments:
One-month LIBOR interest rate swap(3)	2,295	0.75% - 1.68%	N/A	April 2017 - April 2020	(10)	(7)
Total liability derivatives	$16,975				$(180)	$(86)

(1)

The fair values of the interest rate cap asset and interest rate swap liabilities are included in Other assets and Other accrued liabilities and Other liabilities, respectively, in the condensed consolidated balance sheets.

(2)	The Company paid $815 to enter into five interest rate cap agreements. The Company is amortizing the payment through Interest expense, net over the life of the agreements.
(3)

The Company acquired eight non-designated interest rate swaps (the “AHNI Swaps”) as a result of the step acquisition of AHNI. The changes in fair market value of the AHNI Swaps are recorded in Interest expense, net as incurred.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

September 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

The following tables summarize the amount of income recognized from derivative instruments for the periods indicated and the line items in the accompanying condensed consolidated statements of income and comprehensive income where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss (Gain) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives Income (Ineffective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2016	2015		2016	2015		2016	2015
Interest rate contracts	$24	$(11)	Interest expense, net	$148	$(7)	Interest expense, net	$—	$—
Total	$24	$(11)		$148	$(7)		$—	$—

	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Loss) Gain Recognized in Income on Derivatives Income (Ineffective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016	2015		2016	2015
Interest rate contracts	$(18)	$(219)	Interest expense, net	$236	$9	Interest expense, net	$(1)	$1
Total	$(18)	$(219)		$236	$9		$(1)	$1

The effect of non-designated derivative instruments on the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2016 and 2015 was immaterial.

10. Income Taxes

For the three and nine months ended September 30, 2016, the Company recorded income tax expense of $1,862 and $3,137 million, respectively, or 57.8% and 54.4%, respectively, of the Company’s pretax income. For the three and nine months ended September 30, 2015, the Company recorded income tax expense of $5,098 and $5,304, respectively, or 41.4% and 43.1%, respectively, of the Company’s pretax income. The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, which is applied to current year-to-date pre-tax income. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is recorded. The Company’s effective tax rate for the three and nine months ended September 30, 2016 and 2015 differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, which include share-based payments, unrecognized tax benefits and other permanent differences.

As of September 30, 2016, the Company has provided a liability for $239 of unrecognized tax benefits related to various federal and state income tax matters. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $195. As of December 31, 2015, the Company has provided a liability for $229 of unrecognized tax benefits related to various federal and state income tax matters. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $192.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2016 and December 31, 2015, the Company had approximately $9 and $10, respectively, in accrued interest and penalties related to unrecognized tax benefits.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

September 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2013 through 2015. The Company’s and its subsidiaries’ state income tax returns are open to audit under the applicable statutes of limitations for the years ended December 31, 2011 through 2015. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

11. Earnings Per Common Share

The following table sets forth the computation of basic and diluted net income per share (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to Alliance HealthCare Services, Inc.	$1,358	$7,204	$2,627	$6,994
Denominator:
Weighted-average shares-basic	10,888	10,716	10,850	10,715
Effect of dilutive securities:
Stock options and RSUs	75	99	103	117
Weighted-average shares-diluted	10,963	10,815	10,953	10,832
Net income per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.12	$0.67	$0.24	$0.65
Diluted	$0.12	$0.67	$0.24	$0.65
Stock options excluded from the computation of diluted per share amounts:
Weighted-average shares for which the exercise price exceeds average market price of common stock	553	392	513	379
Average exercise price per share that exceeds average market price of common stock	$21.62	$30.07	$23.26	$30.35

12. Commitments and Contingencies

Purchase Commitments

The Company has maintenance contracts with its equipment vendors for substantially all of its radiology and oncology equipment. The contracts range from 1 to 7 years from inception and extend through the year 2022, but may be canceled by the Company under certain circumstances. The Company’s total contract payments were $10,041 and $30,303 for the three and nine months ended September 30, 2016, respectively, and $10,046 and $29,825 for the three and nine months ended September 30, 2015, respectively. At September 30, 2016, the Company had binding equipment purchase commitments totaling $15,699.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

September 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At September 30, 2016, the Company has determined that no liability is necessary related to these guarantees and indemnities.

Litigation

In November 2015, the Company was served with a lawsuit in the United States District Court for the Northern District of Ohio by Todd S. Elwert, DC, Inc. The Complaint alleges violations of the Junk Fax Prevention Act for allegedly sending an unsolicited advertisement to Plaintiff which promoted commercial availability and/or quality of the Company’s services. The Plaintiff further alleges that it is part of a class of similarly situated chiropractors who received the blast fax, and as such, requested class certification.  The Company filed its response on December 17, 2015 and is currently in the discovery phase of the lawsuit. The Company intends to vigorously defend itself against the lawsuit and currently believes the ultimate disposition of these matters will not have a material adverse effect on its consolidated financial statements.

Other Matters

From time to time, the Company is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated financial statements.

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

On September 16, 2015, Thai Hot agreed to purchase approximately 5,537,945 shares of the Company’s common stock from funds managed by the Selling Stockholders for approximately $102,500 or $18.50 per share. In connection with the Thai Hot Transaction, Thai Hot and the Selling Stockholders agreed to bear a specified portion of the following Company expenses related to the Thai Hot Transaction: (i) 100% of the fees and expenses incurred by the Company in connection with the amendment or waiver of its credit agreement, and (ii) all reasonable and documented fees and expenses incurred by the Company in connection with the Thai Hot Transaction in excess of $1,000. In addition, subject to the approval of the Company’s board of directors or an authorized special committee of the Company’s board of directors, Thai Hot agreed to fund a new management incentive arrangement which involves the issuance of $1,500 in cash-based awards to the Company’s management. The expenses associated with the cash-based awards will be recognized by the Company over the required service period of the awards. The Company accounted for reimbursements of $15,343 received prior to the Thai Hot Transaction close from the Selling Stockholders as capital contributions and reimbursements of $13,500 received subsequent to the Thai Hot Transaction close from Thai Hot as capital contributions. In addition, the Selling Stockholders provided $1,500 related to the potential tax impact of the credit amendment costs incurred by the Company, measured after the close of the Thai Hot Transaction. This amount was subsequently returned to the Selling Stockholders per the agreement.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

September 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

The Thai Hot Transaction closed on March 29, 2016.  As a result of the Thai Hot Transaction, Thai Hot, through its wholly owned subsidiary, owns an aggregate of approximately 51.5% of the outstanding shares of common stock of the Company. The Company has not agreed to pay any management fees to Thai Hot for any financial advisory services to the Company.

Management Agreements

The Company had direct ownership in two unconsolidated investees at September 30, 2016 and December 31, 2015.

The following table summarizes revenues from management agreements with unconsolidated equity investees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue from management agreements	348	1,191	1,053	5,778

The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which are included in the management agreement revenue, and reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as cost of revenues and the reimbursement as revenue in its condensed consolidated statements of income and comprehensive income.

The following table summarizes the revenue and reimbursed expenses related to the Company’s unconsolidated equity investees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue and reimbursed expenses	234	978	719	4,707

14. Investments in Unconsolidated Investees

The Company has direct ownership in two unconsolidated investees at September 30, 2016. The Company owns 15% and 50% of these investees, respectively, and provides management services under agreements with these investees, expiring at various dates through 2025. Both of these investees are accounted for under the equity method because the Company does not exercise control over the operations of these investees.

On August 1, 2015, the Company obtained an additional 15.5% interest in a previously unconsolidated investee, AHNI, thereby increasing its ownership position to 65.5% and giving it a controlling interest. Prior to August 1, 2015, the Company’s interest in AHNI was deemed a noncontrolling interest and, accordingly, the Company accounted for the investment using the equity method.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

September 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

Set forth below are certain balance sheet data and operating results for the aggregate of the Company’s unconsolidated investees for the three and nine months ended September 30, 2016 and 2015. Operating results for AHNI are included for the three and nine months ended September 30, 2015:

	September 30, 2016	December 31, 2015
Balance sheet data:
Current assets	$2,777	$2,644
Noncurrent assets	124	273
Current liabilities	628	676
Noncurrent liabilities	33	35

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating results:
Revenues	$2,558	$3,788	$7,521	$16,894
Expenses	655	1,648	2,215	7,904
Net income	1,902	2,140	5,305	8,990
Earnings from unconsolidated investees	282	592	927	3,047

15. Stockholders’ Deficit

The following table summarizes consolidated stockholders’ deficit, including noncontrolling interest.

								Stockholders’ (Deficit) Equity Attributable to
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Comprehensive	(Accumulated Deficit) Retained	Alliance HealthCare	Non-controlling	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Earnings	Services, Inc.	Interest	Equity
Balance at December 31, 2015	10,774,857	$108	(157,973)	$(3,138)	$29,297	$(511)	$(198,393)	$(172,637)	$95,017	$(77,620)
Exercise of stock options	121,667	1	—	—	614	—	—	615	—	615
Shareholder transaction	—	—	—	—	28,630	—	—	28,630	—	28,630
Share-based payment	—	—	—	—	2,187	—	—	2,187	—	2,187
Share-based payment income tax benefit	—	—	—	—	87	—	—	87	—	87
Unrealized gain on hedging transaction, net of tax	—	—	—	—	—	218	—	218	—	218
Noncontrolling interest assumed in connection with acquisitions (Note 3)	—	—	—	—	—	—	—	—	2,450	2,450
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	(18,045)	(18,045)
Contributions from noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	1,113	1,113
Net income	—	—	—	—	—	—	2,627	2,627	12,791	15,418
Balance at September 30, 2016	10,896,524	$109	(157,973)	$(3,138)	$60,815	$(293)	$(195,766)	$(138,273)	$93,326	$(44,947)

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

September 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

16. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. In accordance with ASC 280, “Segment Reporting,” and based on the nature of the financial information that is received by the CODM, the Company operates in three operating segments (Radiology Division, Oncology Division, and Interventional Division) that also qualify as reportable segments under the definition of ASC 280. Prior to 2016, the Company operated in two reportable business segments (Radiology Division and Oncology Division). Effective January 1, 2016, the Interventional Division qualified as an additional reportable business segment. Accordingly, the information contained herein has been revised to reflect this change in presentation. Each of these reportable segments, on a stand-alone basis, provides and makes available their respective medical services in similar settings, and operates within a singular regulatory environment. Further, management assesses the segment operations and each segment’s degree of efficiency and performance based on this structure of financial reporting, and primarily makes operating decisions from these reportable segment results.

The Radiology segment is comprised of diagnostic imaging services including MRI, PET/CT and other imaging services. The Oncology segment is comprised of radiation oncology services. The Interventional operating segment is comprised of therapeutic minimally invasive pain management procedures, medical management, laboratory testing, and other services. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on revenue, segment income (loss) and net income (loss).

The following table summarizes the Company’s revenue by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
MRI revenue	$49,887	$47,603	$146,212	$135,739
PET/CT revenue	31,936	32,248	95,701	96,392
Other radiology	6,904	6,433	19,999	20,534
Radiology	88,727	86,284	261,912	252,665
Oncology	26,271	25,224	78,162	74,740
Interventional	11,511	8,957	34,572	20,980
Corporate / Other	612	319	1,516	332
Total	$127,121	$120,784	$376,162	$348,717

Segment income represents net income (loss) before: income tax expense (benefit); noncontrolling interest in subsidiaries; interest expense, net; depreciation expense; amortization expense; share-based payment; severance and related costs; restructuring charges; transaction costs; shareholder transaction costs; impairment charges; legal matters expense, net; changes in fair value of contingent consideration related to acquisitions; other non-cash charges, net; and non-cash gain on step acquisition. Segment income is the most frequently used measure of each segment’s performance and is commonly used in setting performance goals. The following table summarizes the Company’s segment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment income:
Radiology	$30,310	$28,526	$85,556	$83,319
Oncology	13,307	12,661	38,024	37,005
Interventional	1,162	1,461	4,204	2,835
Corporate / Other	(9,666)	(8,786)	(27,857)	(25,166)
Total	$35,113	$33,862	$99,927	$97,993

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

September 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

The reconciliation of income before income taxes, earnings from unconsolidated investees, and noncontrolling interest to total segment income is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income before income taxes, earnings from unconsolidated investees, and noncontrolling interest	$7,407	$17,571	$17,628	$24,362
Earnings from unconsolidated investees	282	592	927	3,047
Interest expense, net	9,072	6,660	25,439	19,582
Depreciation expense	13,899	12,247	40,677	35,952
Amortization expense	2,556	2,377	7,493	6,907
Share-based payment (included in selling, general and administrative expenses)	407	423	2,650	1,242
Severance and related costs	762	277	3,186	731
Restructuring charges (Note 3)	284	216	1,635	707
Transaction costs	138	432	986	1,964
Shareholder transaction costs	1,009	—	3,516	—
Impairment charges	—	71	—	6,817
Legal matters expense, net (included in selling, general and administrative expenses)	(88)	2,924	106	5,827
Changes in fair value of contingent consideration related to acquisitions	(1,000)	—	(4,640)	—
Other non-cash charges, net (included in other income, net)	385	22	324	805
Non-cash gain on step acquisition (included in other income, net)	—	(9,950)	—	(9,950)
Total segment income	$35,113	$33,862	$99,927	$97,993

Net income (loss) for the Radiology, Oncology and Interventional segments does not include charges for interest expense, net, income taxes or certain selling, general and administrative expenses. These costs are charged against the Corporate / Other segment. The following table summarizes the Company’s net income (loss) by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss):
Radiology	$19,172	$20,100	$53,998	$55,034
Oncology	3,814	4,047	15,335	7,442
Interventional	894	611	2,482	1,033
Corporate / Other	(22,522)	(17,554)	(69,188)	(56,515)
Total	$1,358	$7,204	$2,627	$6,994

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

September 30, 2016

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table summarizes the Company’s identifiable assets by segment:

	September 30,	December 31,
	2016	2015
Identifiable assets:
Radiology	$292,236	$280,497
Oncology	202,121	213,698
Interventional	82,924	83,480
Corporate / Other	30,234	25,985
Total	$607,515	$603,660

The following table summarizes the Company’s equipment capital expenditures by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Capital expenditures:
Radiology	$18,200	$10,075	$48,875	$25,734
Oncology	400	1,183	2,838	10,394
Interventional	58	183	111	183
Corporate / Other	344	267	1,153	3,071
Total	$19,002	$11,708	$52,977	$39,382

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading national provider of outsourced healthcare services to hospitals and providers. We also operate freestanding outpatient radiology, oncology and interventional clinics, and Ambulatory Surgical Centers (“ASC”) that are not owned by hospitals or providers. Our diagnostic radiology services are delivered through the Radiology Division (Alliance HealthCare Radiology), radiation oncology services through the Oncology Division (Alliance Oncology), and interventional and pain management services through the Interventional Division (Alliance Interventional). We are the nation’s largest provider of advanced diagnostic mobile radiology services, an industry-leading operator of fixed-site radiology centers, and a leading provider of stereotactic radiosurgery (“SRS”) nationwide. As of September 30, 2016, we operated 619 diagnostic imaging and radiation therapy systems, including 112 fixed-site radiology centers across the country, and 32 radiation therapy centers and SRS facilities. With a strategy of partnering with hospitals, health systems and physician practices, we provide quality healthcare services for over 1,000 hospitals and healthcare partners in 45 states where approximately 2,400 Alliance Team Members are committed to providing exceptional patient care and exceeding customer expectations. We were incorporated in the state of Delaware on May 27, 1987.

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

Prior to 2016, we operated in two reportable business segments (Radiology and Oncology Divisions). Effective January 1, 2016, our Interventional Division qualified as an additional reportable business segment in accordance with generally accepted accounting principles in the U.S. (“GAAP”). Accordingly, the information contained herein has been revised to reflect this change in presentation. We operate in three reportable business segments (Radiology, Oncology and Interventional Divisions). The following table summarizes our revenues by segment as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment revenue as a percentage of total revenue:
Radiology	70%	71%	70%	72%
Oncology	21%	21%	21%	21%
Interventional	9%	7%	9%	6%
Corporate / Other	—	1%	—	1%
Total	100%	100%	100%	100%

For additional information on reportable business segments, see Note 16 of Notes to the Condensed Consolidated Financial Statements.

Our clients and partners contract with us to provide radiology, radiation oncology and interventional healthcare services to:

•	take advantage of our extensive radiology, radiation oncology and interventional healthcare service lines management experience;
•	partner with a leader whose core competency is high-quality, efficient and scalable services in the areas of radiology, interventional healthcare and radiation oncology services;
•	avoid capital investment, financial risk and contracting for maintenance associated with the purchase of their own systems;
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

Thai Hot Transaction

On September 16, 2015, Fujian Thai Hot Investment Co., Ltd. (“Thai Hot”) agreed to purchase approximately 5,537,945 shares of the Company’s common stock from funds managed by Oaktree Capital Management, L.P. (“Oaktree”), MTS Health Investors, LLC (“MTS”), and Larry C. Buckelew (together, the “Selling Stockholders”) for approximately $102.5 million or $18.50 per share (the “Thai Hot Transaction”). In connection with the Thai Hot Transaction, Thai Hot and the Selling Stockholders agreed to bear a specified portion of the following expenses related to the Thai Hot Transaction: (i) 100% of the fees and expenses incurred by us in connection with the amendment or waiver of our credit agreement, and (ii) all reasonable and documented fees and expenses incurred by us in connection with the Thai Hot Transaction in excess of $1 million. In addition, subject to the approval of the board of directors or an authorized special committee of the board of directors, Thai Hot agreed to fund a new management incentive arrangement which involved the issuance of $1.5 million in cash-based awards to our management.

The Thai Hot Transaction closed on March 29, 2016.  As a result of the Thai Hot Transaction, Thai Hot, through a wholly owned subsidiary, owns an aggregate of approximately 51.5% of the outstanding shares of our common stock. We have not agreed to pay any management fees to Thai Hot for any financial advisory services provided to us. For additional information on the Thai Hot Transaction, see Note 3 of Notes to the Condensed Consolidated Financial Statements.

Factors Affecting our Results of Operations

Pricing

Continued expansion of health maintenance organizations, preferred provider organizations and other managed care organizations have influence over the pricing of our services because these organizations can exert greater control over patients’ access to our services and reimbursement rates for accessing those services.

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

Third-party payor reimbursement rates and policies

Payments to us by third-party payors depend substantially upon each payor’s coverage, coding and reimbursement policies. Third-party payors may impose limits on coverage or reimbursement for diagnostic imaging services, including denying reimbursement for tests that do not follow recommended diagnostic procedures. In addition, we are subject to a variety of billing and coding requirements, including the implementation of the International Classification of Diseases, 10th Edition (“ICD-10”) on October 1, 2015. The adoption of ICD-10 could create claims processing issues for our clinics or our payors that could result in additional claims submission or payment delays or denials.

Critical Accounting Policies

Information with respect to our critical accounting policies which management believes could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2015 Form 10-K/A. Management believes that there have been no significant changes during the three and nine months ended September 30, 2016 in the our critical accounting policies from those disclosed in Part II, Item 7 of our 2015 Form 10-K/A.

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

Results of Operations

The following table shows our results of operations (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues	$127,121	100.0%	$120,784	100.0%	$376,162	100.0%	$348,717	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	71,132	56.0	67,057	55.5	211,985	56.4	196,428	56.3
Selling, general and administrative expenses	23,061	18.1	24,543	20.3	71,501	19.0	66,298	19.0
Transaction costs	138	0.1	432	0.4	986	0.3	1,964	0.6
Shareholder transaction costs	1,009	0.8	—	—	3,516	0.9	—	—
Severance and related costs	762	0.6	277	0.2	3,186	0.8	731	0.2
Impairment charges	—	—	71	0.1	—	—	6,817	2.0
Depreciation expense	13,899	10.9	12,247	10.1	40,677	10.8	35,952	10.3
Amortization expense	2,556	2.0	2,377	2.0	7,493	2.0	6,907	2.0
Interest expense, net	9,072	7.1	6,660	5.5	25,439	6.8	19,582	5.6
Other income, net	(1,915)	(1.5)	(10,451)	(8.7)	(6,249)	(1.7)	(10,324)	(3.0)
Total costs and expenses	119,714	94.1	103,213	85.4	358,534	95.3	324,355	93.0
Income before income taxes, earnings from unconsolidated investees, and noncontrolling interest	7,407	5.9	17,571	14.6	17,628	4.7	24,362	7.0
Income tax expense	1,862	1.5	5,098	4.2	3,137	0.8	5,304	1.5
Earnings from unconsolidated investees	(282)	(0.2)	(592)	(0.5)	(927)	(0.2)	(3,047)	(0.9)
Net income	5,827	4.6	13,065	10.9	15,418	4.1	22,105	6.4
Less: Net income attributable to noncontrolling interest	(4,469)	(3.5)	(5,861)	(4.9)	(12,791)	(3.4)	(15,111)	(4.3)
Net income attributable to Alliance HealthCare Services, Inc.	$1,358	1.1%	$7,204	6.0%	$2,627	0.7%	$6,994	2.1%

The table below provides MRI statistical information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
MRI statistics:
Average number of total systems	280.1	264.1	274.9	253.7
Average number of scan-based systems	219.1	209.8	218.1	204.5
Scans per system per day (scan-based systems)	9.17	9.09	9.20	8.86
Total number of scan-based MRI scans	136,147	132,962	405,631	370,456
Price per scan	$311.51	$311.16	$310.29	$319.09
Scan-based MRI revenue (in millions)	$42.4	$41.4	$125.9	$118.2
Non-scan-based MRI revenue (in millions)	$7.5	$6.2	$20.3	$17.5

The table below provides PET/CT statistical information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
PET/CT statistics:
Average number of total systems	119.9	116.2	119.1	115.3
Average number of scan-based systems	111.7	108.4	110.1	107.7
Scans per system per day	5.49	5.38	5.49	5.34
Total number of PET/CT scans	34,548	35,501	104,007	104,513
Price per scan	$888.71	$879.72	$885.12	$895.07

The table below provides Oncology statistical information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Oncology statistics:
Linac treatments	23,109	21,118	68,363	66,352
Stereotactic radiosurgery patients	909	901	2,702	2,529

The table below provides Interventional statistical information:

	Three Months Ended September 30,		Nine Months (Period) Ended September 30,
	2016	2015	2016	2015 (1)
Interventional statistics:
Visits (2)	57,784	37,390	175,202	94,034

(1)	2015 includes the period from February 17, 2015 to September 30, 2015.

(2)

A visit represents a one unique patient encounter on a given day at a Pain Management Clinic or ASC. A patient may have multiple Current Procedural Terminology codes/procedures on a given day, which is measured as one visit. Additionally, one patient may be counted for multiple visits for services performed on different days. Visits exclude ancillary services, such as Lab, LCMS and Anesthesia.

Following are the components of revenue (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
MRI revenue	$49.9	$47.6	$146.2	$135.7
PET/CT revenue	31.9	32.3	95.7	96.4
Other Radiology	6.9	6.5	20.0	20.5
Radiology	88.7	86.4	261.9	252.6
Oncology	26.3	25.2	78.2	74.7
Interventional	11.5	9.0	34.6	21.0
Corporate / Other	0.6	0.2	1.5	0.4
Total	$127.1	$120.8	$376.2	$348.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total fixed-site imaging center revenue (in millions)	$27.7	$28.1	$82.4	$82.6

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenue increased $6.3 million, or 5.2%, to $127.1 million in the third quarter of 2016 compared to $120.8 million in the third quarter of 2015, mostly due to an increase in Radiology revenue of $2.3 million, an increase to Oncology revenue of $1.1 million, an increase in Interventional revenue of $2.5 million and an increase in Corporate / Other revenue of $0.4 million.

Total Radiology revenue increased by $2.3 million, or 2.8%, to $88.7 million compared to the third quarter of 2015. MRI revenue increased $2.3 million, or 4.8%, to $49.9 million in the third quarter of 2016, compared to the third quarter of 2015. Scan-based MRI revenue increased $1.0 million in the third quarter of 2016, or 2.5%, to $42.4 million compared to the third quarter of 2015. The increase in scan-based MRI revenue was primarily due to year-over-year increases in the average number of scan-based systems in service, scans per system per day, total number of scan-based MRI scans, and price per scan. The average number of scan-based systems in service increased to 219.1 systems in the third quarter of 2016 from 209.8 systems in the third quarter of 2015. Scans per scan-based system per day increased to 9.17 in the third quarter of 2016 from 9.09 in the third quarter of 2015. Total scan-based MRI scan volume increased 2.4% to 136,147 scans in the third quarter of 2016 from 132,962 scans in the third quarter of 2015. The price per scan increased from $311.16 in third quarter 2015 to $311.51 in the third quarter 2016. Non scan-based MRI revenue increased $1.3 million to $7.5 million in the third quarter of 2016 over the same period in 2015. Included in the revenue totals above are fixed-site imaging center revenues, which decreased $0.4 million, or 1.5%, to $27.7 million in the third quarter of 2016 from $28.1 million in the third quarter of 2015.

PET/CT revenue decreased $0.4 million to $31.9 million in the third quarter of 2016, or 1.0%, compared to the third quarter of 2015. This decrease was primarily due to decreased total volume of PET/CT scans of 2.7% from 35,501 scans in third quarter 2015 to 34,548 scans in the third quarter of 2016. The average price per PET/CT scan increased from $879.72 per scan in the third quarter of 2015 to $888.71 per scan in the third quarter of 2016. The average number of scan-based PET/CT systems in service increased to 111.7 systems in the third quarter of 2016 compared to 108.4 systems in the third quarter of 2015. Scans per system per day increased to 5.49 in the third quarter of 2016 from 5.38 in the third quarter of 2015.

Oncology revenue increased $1.1 million, or 4.1%, to $26.3 million in the third quarter of 2016 compared to $25.2 million in the third quarter of 2015, primarily due to a 9.4% increase in the number of Linac treatments performed and a 0.9% increase in the number of SRS patients treated during the third quarter of 2016 when compared to the third quarter of 2015.

Interventional revenue increased $2.5 million, or 28.5%, to $11.5 million in the third quarter of 2016 compared to $9.0 million in the third quarter of 2015, primarily due to our acquisition of PRC Associates, LLC (“PRC”) in October 2015. Further discussion of the PRC acquisition is disclosed in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Corporate / Other revenue was $0.6 million in the third quarter of 2016, compared to $0.2 million in the third quarter of 2015.

Cost of revenues, excluding depreciation and amortization, increased $4.1 million, or 6.1%, to $71.1 million in the third quarter of 2016 compared to $67.1 million in the third quarter of 2015. The overall increase in cost of revenues was primarily due to our new affiliations with The Pain Center of Arizona (“TPC”), PRC and the Pacific Cancer Institute, Inc. (“PCI”) as well as incremental radiology resources to support volume growth. The increase in cost of revenues is primarily due to a $3.5 million increase in compensation and related employee expenses and a $0.8 million increase in license, taxes and fees, partially offset by a decrease in equipment rental expense of $1.0 million. The decrease in equipment rental expense was due to lower operating lease payments that we negotiated in exchange for an extended term. Cost of revenues, as a percentage of revenue, increased to 56.0% in the third quarter of 2016, compared to 55.5% in the third quarter of 2015.

Selling, general and administrative expenses decreased $1.5 million, or 6.0%, to $23.1 million in the third quarter of 2016 compared to $24.5 million in the third quarter of 2015. The decrease to selling, general and administrative expenses was primarily due to a $3.0 million decrease in professional services and a $1.0 million decrease in bad debt expense, partially offset by a $2.6 million increase in compensation and related employee expenses. The decrease in professional services was primarily due to legal settlements paid in the third quarter of 2015. The decrease in bad debt was due to better than expected collection of receivables in the third quarter of 2016. Compensation and related employee expenses increased as a result of increased headcount due to our acquisitions. Selling, general and administrative expenses as a percentage of revenue was 18.1% in the third quarter of 2016 compared to 20.3% in the third quarter of 2015.

Transaction costs decreased $0.3 million, or 68.1%, to $0.1 million in the third quarter 2016 compared to $0.4 million in the third quarter of 2015. Transaction costs represent expenses incurred in connection with ongoing strategic planning by management.

Shareholder transaction costs of $1.0 million during the third quarter of 2016 are a direct result of the Thai Hot Transaction, whereby Thai Hot and the Selling Stockholders agreed to bear a specified portion of the transaction costs. Further discussion of the Thai Hot Transaction is disclosed in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Severance and related costs increased $0.5 million to $0.8 million in the third quarter of 2016 compared to $0.3 million in the third quarter of 2015. During the first quarter 2016, an executive officer departed from our Company, leading to higher expenses into the third quarter of 2016.

Depreciation expense increased $1.7 million, or 13.5%, to $13.9 million in the third quarter of 2016 compared to $12.2 million in the third quarter of 2015, due to the year-over-year increase in the number of units in our fleet along with our decision to upgrade units we currently own as an alternative to purchasing new equipment.

Amortization expense remained consistent in the third quarter of 2016 compared to the same quarter in 2015.

Interest expense, net increased $2.4 million, or 36.2% to $9.1 million in the third quarter of 2016 compared to $6.7 million in the third quarter of 2015, primarily due to increases in deferred financing costs associated with the amendments to our credit facility, borrowings under our senior secured credit agreement and equipment debt. We expect interest expense to increase in future periods due to higher deferred financing costs associated with amendments to our credit facility.

Other income, net decreased $8.5 million, or 81.7% to $1.9 million in the third quarter of 2016 compared to $10.5 million in the third quarter of 2015 primarily due to recognizing a non-cash gain of $10.0 million as a result of remeasuring to fair value our equity interest in a previously unconsolidated subsidiary acquired and consolidated during the third quarter of 2015, partially offset by a non-cash gain of $1.0 million during the third quarter of 2016 as a result of remeasuring PCI’s and PRC’s earnouts.

Income tax expense decreased $3.2 million, or 63.5% to $1.9 million in the third quarter of 2016 compared to $5.1 million in the third quarter of 2015. Our effective tax rate was 57.8% in the third quarter of 2016 compared to 41.4% in the third quarter of 2015. This rate differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits, and other permanent differences.

Earnings from unconsolidated investees decreased $0.3 million, or 52.4%, to $0.3 million in the third quarter of 2016 compared to $0.6 million in the third quarter of 2015. The decrease in earnings from unconsolidated investees is primarily a result of the consolidation of AHNI, effective August 1, 2015. Further discussion of the AHNI transaction is disclosed in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Net income attributable to noncontrolling interest decreased $1.4 million, or 23.8%, to $4.5 million in the third quarter of 2016 compared to $5.9 million in the third quarter of 2015. The decrease was mostly attributable to a decrease in the year-over-year net income we derived from our joint venture partners.

Net income attributable to Alliance HealthCare Services, Inc. was $1.4 million, or $0.12 per share on a diluted basis, in the third quarter of 2016 compared to $7.2 million, or $0.67 per share, in the third quarter of 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenue increased $27.4 million, or 7.9%, to $376.2 million for the nine months ended September 30, 2016 compared to $348.7 million for the nine months ended September 30, 2015, mostly due to an increase in Radiology revenue of $9.3 million, an increase in Oncology revenue of $3.5 million, an increase in Interventional revenue of $13.6 million, and an increase in Corporate / Other revenue of $1.1 million.

Total Radiology revenue increased by $9.3 million, or 3.7%, to $261.9 million for the nine months ended September 30, 2016. MRI revenue increased $10.5 million to $146.2 million for the nine months ended September 30, 2016, or 7.7%, compared to the nine months ended September 30, 2015. Scan-based MRI revenue increased $7.7 million in the first nine months of 2016, or 6.5%, compared to the first nine months of 2015, to $125.9 million in 2016 from $118.2 million in 2015. The increase in scan-based MRI revenue was primarily due to year-over-year increases in the average number of scan-based systems in service, scans per system per day and total number of scan-based MRI scans, partially offset by a 2.8% decrease in price per scan from $319.09 in 2015 to $310.29 in 2016. The average number of scan-based systems in service increased to 218.1 systems for the nine months ended September 30, 2016 from 204.5 systems for the same prior year period. Scans per scan-based system per day increased to 9.20 in 2016 from 8.86 in 2015. Total scan-based MRI scan volume increased 9.5% to 405,631 scans in the first nine months of 2016 from 370,456 scans in the first nine months of 2015. Non-scan-based MRI revenue increased $2.8 million to $20.3 million in the first nine months of 2016 over the same period in 2015. Included in the revenue totals above are fixed-site imaging center revenues, which decreased $0.2 million, or 0.2%, to $82.4 million in 2016 from $82.6 million in 2015.

PET/CT revenue decreased $0.7 million, or 0.7%, to $95.7 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. As we priced competitively to protect and maintain our market share in the mobile imaging market, the average price per PET/CT scan decreased from $895.07 per scan in 2015 to $885.12 per scan in 2016. Total volume of PET/CT scans decreased 0.5%, from 104,513 scans in 2015 to 104,007 scans in 2016. The average number of scan-based PET/CT systems in service increased to 111.7 systems in 2016 compared to 108.4 systems in 2015. Scans per system per day increased to 5.49 for the nine months ended September 30, 2016 compared to 5.34 for the nine months ended September 30, 2015.

Oncology revenue increased $3.5 million, or 4.6%, to $78.2 million for the nine months ended September 30, 2016 compared to $74.7 million for the nine months ended September 30, 2015, primarily due to a 3.0% increase in Linac treatments and a 6.8% increase in the number of SRS patients treated in the first nine months of 2016 when compared to the same prior year period. The growth in Linac treatments was primarily due to our acquisition of PCI in the fourth quarter of 2015.

Interventional revenue increased $13.6 million, or 64.8%, to $34.6 million during the nine months ended September 30, 2016 compared to $21.0 million for the period from February 17, 2015 to September 30, 2015. The increase is primarily due to our acquisitions of TPC in February 2015 and PRC in October 2015. Further discussion of the acquisitions is disclosed in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Corporate / Other revenue was $1.5 million for the nine months ended September 30, 2016 compared to $0.4 million for the same prior year period.

Cost of revenues, excluding depreciation and amortization, increased $15.6 million, or 7.9%, to $212.0 million for the nine months ended September 30, 2016 compared to $196.4 million for the nine months ended September 30, 2015. The overall increase in cost of revenues was primarily due to our new affiliations with TPC, PRC and PCI as well as incremental radiology resources to support volume growth. The increase in cost of revenues is primarily due to a $13.2 million increase in compensation and related employee expenses, a $1.9 million increase to rent expense, a $1.9 million increase in outsourced services expense, a $1.0 million increase in maintenance and related costs, a $1.3 million increase in medical supplies expense, and a $0.7 million increase in office expense, partially offset by decreases in management agreement expense and equipment rental expense of $3.9 million and $1.3 million, respectively. The decrease in management agreement expense is primarily a result of the consolidation of AHNI, effective August 1, 2015. Further discussion of the AHNI transaction is disclosed in in Note 3 of the Notes to Condensed Consolidated Financial Statements. The decrease in equipment rental expense was due to lower operating lease payments that we negotiated in exchange for an extended term. Cost of revenues, as a percentage of revenue, increased slightly to 56.4% in the first nine months of 2016, compared to 56.3% in the first nine months of 2015.

Selling, general and administrative expenses increased $5.2 million, or 7.8%, to $71.5 million for the nine months ended September 30, 2016 compared to $66.3 million for the nine months ended September 30, 2015. The increase to selling, general and administrative expenses was primarily due to increases in compensation and related employee expenses of $8.4 million and non-cash stock-based compensation expenses of $1.4 million, partially offset by a $5.1 million decrease in professional services. The increases in compensation and related expenses are related to the acquisition of Interventional practices and investments in infrastructure and systems to support higher revenues, entities and partnerships, as well as non-cash stock-based compensation expenses related to a change in control in connection with the Thai Hot Transaction. The decrease in professional services was primarily due to legal settlements paid in the third quarter of 2015. Selling, general and administrative expenses as a percentage of revenue was 19.0% in each of the first nine months of 2016 and 2015.

Transaction costs decreased $1.0 million, or 49.8%, to $1.0 million in the first nine months of 2016 compared to $2.0 million in the first nine months of 2015. Transaction costs represent expenses incurred in connection with ongoing strategic planning by management.

Shareholder transaction costs of $3.5 million in the first nine months of 2016 are a direct result of the Thai Hot Transaction, whereby Thai Hot and the Selling Stockholders agreed to bear a specified portion of the transaction costs. Further discussion of the Thai Hot Transaction is disclosed in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Severance and related costs increased $2.5 million to $3.2 million for the nine months ended September 30, 2016 compared to $0.7 million for the nine months ended September 30, 2015. During the first nine months of 2016, an executive officer departed from our Company, leading to higher expenses.

There were no impairment charges during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, we implemented a plan to start the process to close a radiation therapy center, and as a result, recorded a non-cash charge to write off $6.8 million of intangible assets not subject to amortization associated with that center in our Oncology Division.

Depreciation expense increased $4.7 million, or 13.1%, to $40.7 million for the nine months ended September 30, 2016 compared to $36.0 million for the nine months ended September 30, 2015 due to the year-over-year increase in the number of units in our fleet along with our decision to upgrade units we currently own as an alternative to purchasing new equipment.

Amortization expense increased $0.6 million, or 8.5%, for the nine months ended September 30, 2016 compared to the same prior year period. This increase is primarily due to additional amortization charges related to intangible assets that were acquired in recent transactions. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

Interest expense, net increased $5.9 million, or 29.9% to $25.4 million for the nine months ended September 30, 2016 compared to $19.6 million for the nine months ended September 30, 2015, primarily due to increases in deferred financing costs associated with the amendments to our credit facility, borrowings under our senior secured credit agreement and equipment debt. We expect interest expense to increase in future periods due to higher deferred financing costs associated with amendments to our credit facility.

Other income, net decreased $4.1 million, or 39.5% to $6.2 million for the nine months ended September 30, 2016 compared to $10.3 million for the same prior year period primarily due to recognizing a non-cash gain of $10.0 million as a result of remeasuring to fair value our equity interest in a previously unconsolidated subsidiary acquired and consolidated during the third quarter of 2015, partially offset by a non-cash gain of $4.9 million during the first nine months of 2016 as a result of finalizing TPC’s earn-out obligation and remeasuring PCI’s and PRC’s earn-out obligation and an increase in gain on sale of assets of $0.6 million.

Income tax expense was $3.1 million for the nine months ended September 30, 2016 compared to $5.3 million for the nine months ended September 30, 2015. Our effective tax rate was 54.4% for the nine months ended September 30, 2016 compared to 43.1% for the same prior year period. This rate differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits, and other permanent differences.

Earnings from unconsolidated investees decreased $2.1 million, or 69.6%, to $0.9 million in the first nine months of 2016 compared to $3.0 million in the first nine months of 2015. The decrease in earnings from unconsolidated investees is primarily a result of the consolidation of AHNI, effective August 1, 2015. Further discussion of the AHNI transaction is disclosed in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Net income attributable to noncontrolling interest decreased $2.3 million, or 15.4%, to $12.8 million for the nine months ended September 30, 2016 compared to $15.1 million for the nine months ended September 30, 2015. The decrease was mostly attributable to a decrease in year-over-year net income derived from our joint venture partners.

Net income attributable to Alliance HealthCare Services, Inc. was $2.6 million, or $0.24 per share on a diluted basis, for the nine months ended September 30, 2016 compared to $7.0 million, or $0.65 per share, for the same prior year period.

Adjusted EBITDA

Adjusted EBITDA is not a measure of financial performance under GAAP. We believe that, in addition to GAAP metrics, this non-GAAP metric is a useful measure for investors, for a variety of reasons. Our management regularly communicates Adjusted EBITDA and their interpretation of such results to our board of directors. We also compare actual periodic Adjusted EBITDA against internal targets as a key factor in determining cash incentive compensation for executives and other employees, largely because we view Adjusted EBITDA results as indicative of how our Radiology, Oncology and Interventional healthcare services businesses are performing and are being managed.

Our definition of Adjusted EBITDA is consistent with the definition pursuant to our Credit Agreement and represents net income (loss) before: income tax expense (benefit); noncontrolling interest in subsidiaries; interest expense, net; depreciation expense; amortization expense; share-based payment; severance and related costs; restructuring charges; transaction costs; shareholder transaction costs; impairment charges; legal matters expense, net; changes in fair value of contingent consideration related to acquisitions; non-cash gain on step acquisitions; and other non-cash charges, net, which include (gains) losses on sales of equipment. The components used to reconcile net income (loss) to Adjusted EBITDA are consistent with our historical presentation of Adjusted EBITDA.

The presentation of a non-GAAP metric does not imply that the reconciling items presented are non-recurring, infrequent or unusual. In general, non-GAAP metrics have certain limitations as analytical financial measures and are used in conjunction with GAAP results to evaluate our operating performance and by considering independently the economic effects of the items that are, or are not, reflected in non-GAAP metrics. We compensate for such limitations by providing GAAP-based disclosures concerning the excluded items in our financial disclosures. As a result of these limitations, and because non-GAAP metrics may not be directly comparable to similarly titled measures reported by other companies, the non-GAAP metrics are not an alternative to the most directly comparable GAAP measure or an alternative to any other GAAP measure of operating performance.

Adjusted EBITDA in the third quarter of 2016 increased $1.3 million, or 3.7%, to $35.1 million, from $33.9 million in the third quarter of 2015. Adjusted EBITDA for the first nine months of 2016 increased $1.9 million, or 2.0% to $99.9 million, from $98.0 million for the first nine months of 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to Alliance HealthCare Services, Inc.	$1,358	$7,204	$2,627	$6,994
Income tax expense	1,862	5,098	3,137	5,304
Interest expense, net	9,072	6,660	25,439	19,582
Depreciation expense	13,899	12,247	40,677	35,952
Amortization expense	2,556	2,377	7,493	6,907
Share-based payment (included in selling, general and administrative expenses)	407	423	2,650	1,242
Severance and related costs	762	277	3,186	731
Net income attributable to noncontrolling interest	4,469	5,861	12,791	15,111
Restructuring charges (Note 3)	284	216	1,635	707
Transaction costs	138	432	986	1,964
Shareholder transaction costs	1,009	—	3,516	—
Impairment charges	—	71	—	6,817
Legal matters expense, net (included in selling, general and administrative expenses)	(88)	2,924	106	5,827
Changes in fair value of contingent consideration related to acquisitions	(1,000)	—	(4,640)	—
Other non-cash charges (included in other income, net)	385	22	324	805
Non-cash gain on step acquisition (included in other income, net)	—	(9,950)	—	(9,950)
Adjusted EBITDA	$35,113	$33,862	$99,927	$97,993

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $82.1 million and $64.7 million of cash flow from operating activities in the nine months ended September 30, 2016 and 2015, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging, radiation oncology, and interventional services. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts in the nine months ended September 30, 2016 and 2015 was $1.7 million and $2.4 million, respectively, or 0.4% and 0.7% of revenue, respectively. Our number of days of revenue outstanding for our accounts receivable falls within our expected range and historical experience, increasing to 54 days as of September 30, 2016 compared to 52 days at September 30, 2015. We believe this number is comparable to other diagnostic imaging and radiation oncology providers. As of September 30, 2016, we had $42.1 million of available borrowings under our revolving line of credit, net of outstanding letters of credit.

We used cash of $66.1 million and $74.2 million for investing activities in the nine months ended September 30, 2016 and 2015, respectively. Investing activities during the first nine months of 2016 included $53.0 million in cash used for equipment purchases, $8.1 million in cash used for deposits on equipment, and $6.7 million in cash used for acquisitions, offset by $1.7 million of proceeds from the sale of assets.

Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We spend capital:

•	to purchase new systems;
•	to replace less advanced systems with new systems;
•	to upgrade MRI, PET/CT and radiation oncology systems; and
•	to upgrade our corporate infrastructure, primarily in information technology.

Cash capital expenditures totaled $53.0 million and $39.4 million during the nine months ended September 30, 2016 and 2015, respectively. In addition, we financed $10.6 million of capital expenditures under equipment financing arrangements in the nine months ended September 30, 2016. We purchased 23 MRI systems, 11 PET/CT systems, 2 radiation therapy systems and 44 other imaging equipment units, upgraded various imaging equipment and traded-in or sold a total of 24 systems during the nine months ended September 30, 2016. At September 30, 2016 we operated 295 MRI systems, 135 PET/CT systems and 42 radiation therapy systems. We also operated 112 fixed-site imaging centers (including one in an unconsolidated joint venture) and 32 radiation therapy centers and SRS facilities (including one in an unconsolidated joint venture) at September 30, 2016.

We expect to purchase additional systems in the remainder of 2016 and finance substantially all of these purchases with our available cash, cash from operating activities and financing and equipment leases. We expect capital expenditures to total approximately $75 million to $90 million in 2016 based on planned expansion of our Radiology, Oncology and Interventional Divisions, which will require significant investment, and capital expenditures to maintain our existing portfolio of assets.

Net cash used in financing activities for the nine months ended September 30, 2016 of $34.5 million was primarily due to principal payments on equipment debt and capital lease obligations of $12.4 million, principal payments on revolving loan facility of $45.0 million, principal payments on term loan facility of $3.9 million, payments of debt issuance costs and deferred financing costs of $25.5 million, and distributions to noncontrolling interest in subsidiaries of $18.0 million, partially offset by our proceeds from shareholder transaction of $28.6 million, proceeds from equipment debt of $11.8 million, proceeds from revolving loan facility of $29.0 million and contributions from noncontrolling interest in subsidiaries of $1.1 million.

At September 30, 2016, we had cash and cash equivalents of $19.6 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts. At September 30, 2016, we had $10.7 million in our accounts with third-party financial institutions that exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be adversely affected if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving line of credit, will be sufficient over the next one to two years to fund anticipated capital expenditures and potential acquisitions and make required payments of principal and interest on our debt and other contracts. As of September 30, 2016, we were in compliance with all covenants contained in our long-term debt agreements.

If we are able to secure financing with more favorable terms or our ability to borrow under our revolving and incremental term loan credit facility is insufficient for our capital expenditures and potential acquisitions, we may, or may need to, seek alternative sources of financing, including possibly issuing equity, which may be dilutive to our current stockholders, incurring additional debt or refinancing our existing indebtedness. Our ability to incur additional debt is subject to the restrictions in our existing credit facility. We cannot assure you that the restrictions contained in the existing credit facility will permit us to borrow the funds that we need to finance our operations. We also cannot assure you that any new debt financing (whether through refinancing of our existing credit facility or otherwise) will be available to us on commercially reasonable terms or at all. If we are unable to obtain funds sufficient to finance our capital requirements, or potential acquisitions, we may have to forego opportunities to expand our business. Any additional debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.

Credit Facility

On June 3, 2013, we replaced our existing credit facility with a new senior secured credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement consists of (i) a $340.0 million, six-year term loan facility, (ii) a $50.0 million, five-year revolving loan facility, including a $20.0 million sublimit for letters of credit, (iii) uncommitted incremental loan facilities of $100.0 million of revolving or term loans, plus an additional amount if our pro forma leverage ratio is less than or equal to 3.25, subject to receipt of lender commitments and satisfaction of specified conditions, and (iv) a $80.0 million delayed draw term loan facility, which was required to be drawn within thirty days of June 3, 2013 and used for the redemption of our 8% Senior Notes due 2016 (the “Notes”) in the original aggregate principal amount of $190.0 million.

Borrowings under the Credit Agreement bear interest through maturity at a variable rate based upon, at our option, either the London interbank offered rate (“LIBOR”) or the base rate (which is the highest of the administrative agent’s prime rate, one-half of 1.00% in excess of the overnight federal funds rate, and 1.00% in excess of the one-month LIBOR rate), plus, in each case, an applicable margin. With respect to the term loan facilities, the applicable margin for LIBOR loans is 3.25% per annum, and with respect to the revolving loan facilities, the applicable margin for LIBOR loans ranges from 3.00% to 3.25% per annum, based on the applicable leverage ratio, and in each case, with a LIBOR floor of 1.00%. The applicable margin for base rate loans under the term loan facilities is 2.25% per annum and under the revolving loan facility ranges from 2.00% to 2.25% per annum, based on the applicable leverage ratio. Prior to the refinancing of the term loan facilities, the applicable margin for base rate loans was 4.25% per annum and the applicable margin for revolving loans was 5.25% per annum, with a LIBOR floor of 2.00%. We are required to pay a commitment fee which ranges from 0.375% to 0.50% per annum, based on the applicable leverage ratio, on the undrawn portion available under the revolving loan facility and variable per annum fees with respect to outstanding letters of credit.

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

The Credit Agreement also contains a leverage ratio covenant requiring us to maintain a maximum ratio of consolidated total debt to Consolidated Adjusted EBITDA that ranges from 4.95 to 1.00 to 4.30 to 1.00. At September 30, 2016, the Credit Agreement required a maximum leverage ratio of not more than 4.55 to 1.00. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable and to terminate all commitments under the Credit Agreement. As of September 30, 2016, our ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 4.13 to 1.00. As of September 30, 2016, there was $499.0 million outstanding under the term loan facility and $3.5 million in borrowings under the revolving credit facility.

Amendments to the Credit Agreement

On October 11, 2013, we entered into an amendment to the Credit Agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “First Amendment”). Pursuant to the First Amendment, we raised $70.0 million in incremental term loan commitments to repurchase the remaining Notes. On December 2, 2013, we borrowed $70.0 million of incremental term loans and, with such proceeds plus borrowings under its revolving line of credit and cash on hand, completed the redemption of all our outstanding Notes on December 4, 2013. As a result, the revolving loan facility’s maturity date remained on June 3, 2018 and the term loan maturity date remained on June 3, 2019.

On June 19, 2015, we entered into a second amendment to the Credit Agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Second Amendment”). Pursuant to the Second Amendment, we raised the remaining $30.0 million in incremental term loan commitments. The funds were used to repay all outstanding borrowings under our revolving credit facility, pay fees and expenses related to the Second Amendment, and general corporate purposes. The Second Amendment did not impact the borrowing capacity on the revolving credit facility, which remains at $50.0 million.

The incremental term loans were funded at 99.5% of principal amount and will mature on the same date as the existing term loan facility under our credit facility on June 3, 2019. Upon funding, the incremental term loans were converted to match all the terms of existing term loans. Interest on the incremental term loan is calculated, at our option, at a base rate plus a 2.25% margin or LIBOR plus a 3.25% margin, subject to a 1.00% LIBOR floor.

The quarterly amortization payments of all term loans under the credit facility for the first five and one-half years was initially established at $1.05 million. The quarterly amortization payment was increased to $1.3 million in June 2015 pursuant to the Second Amendment.

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

On March 29, 2016, we entered into a third amendment to the Credit Agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Third Amendment”). Pursuant to the Third Amendment, (i) the defined term “Investors” was amended to include THAIHOT Investment Company Limited, so that the sale by the Selling Stockholders would not be deemed to constitute a change of control and (ii) the soft call provision was reinstated to commence on the date the Third Amendment is effective and end the date that is twelve months after such commencement.

Under the soft call provision, if we make a voluntary prepayment of any Term Loan or prepay, refinance, substitute or replace any Term Loan, and such action results in a reduction in the effective interest cost or weighted average yield of the Term Loan, then we shall pay to the administrative agent, for the ratable account of each of the lenders holding Term Loans a prepayment premium equal to 1.0% of the aggregate principal amount of the Term Loans so prepaid, refinanced, substituted or replaced. The Third Amendment did not impact the borrowing capacity on the revolving credit facility which remains at $50.0 million.

Interest Rate Swaps

We entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of our variable rate bank debt (Note 9 of the Notes to Condensed Consolidated Financial Statements). At September 30, 2016, we had interest rate swap and cap agreements to hedge approximately $267.0 million of variable rate bank debt, or 47.6% of total debt. Over the next twelve months, we expect to reclassify $0.3 million from accumulated other comprehensive income (loss) to interest expense and other, net.

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

In some cases you can identify these statements by forward-looking words, such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “seek,” “intend” and “continue” or similar words. Forward-looking statements may also use different phrases. Forward-looking statements address, among other things, our future expectations, projections of our future results of operations or of our financial condition and other forward-looking information and include statements related to our improvement plan, including its efforts to grow the Radiology, Oncology, and Interventional Divisions, and expected annualized savings.

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

Further information about factors that could materially affect us, including our results of operations and financial condition, is contained under “Risk Factors” in Item 1A in our 2015 Form 10-K. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise.

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

Audit Committee Investigation

In April 2016, management identified and brought to the attention of the Audit Committee a historical fixed asset impairment issue. Management promptly commenced an investigation into the scope and cause of this fixed asset impairment issue and reported the results to the Audit Committee. Based on the results of the investigation management concluded that a deficiency existed in the operating effectiveness of certain of our internal controls, and we determined that a material weakness existed in our internal control over financial reporting as of December 31, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management has identified the deficiency in operating effectiveness that represented a material weakness in internal control over financial reporting as follows:

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

Remediation of Material Weakness. Management, with oversight from our Audit Committee, took the following actions that we believe remediated the material weakness described above. Specifically, management implemented new procedures and additional transaction-level controls over the accounting for equipment:

•

Certain changes to the equipment subledgers are reviewed and approved by the Vice President, Corporate Controller, with specific focus on processes and controls governing the tracking and timely disposition of equipment, net; and

•	We increased the education, training, support and oversight of our employees tasked with the completion of reconciliation procedures and resolution of reconciliation items.

As of September 30, 2016, management has tested the remedial control for a sufficient period of time and has concluded that this control is operating effectively. Therefore, we have concluded that the material weakness in our internal control over financial reporting has been remediated.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of our legal proceedings, please refer to Part I, Item 1, Note 12 of the Notes to Condensed Consolidated Financial Statements contained in this Form 10-Q, which is incorporated herein by reference in response to this Item.

ITEM 1A.	RISK FACTORS

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, a description of risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this quarterly report on Form 10-Q. There have been no material changes in our risk factors from those disclosed in the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

101.INS	XBRL Instance Document.(1)

101. SCH	XBRL Taxonomy Extension Schema Document.(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(1)

(1)	Filed herewith.
(2)	Furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE HEALTHCARE SERVICES, INC.

November 4, 2016	By:	/s/ PERCY C. TOMLINSON
Percy C. Tomlinson
Chief Executive Officer (Principal Executive Officer)

November 4, 2016	By:	/s/ RHONDA A. LONGMORE-GRUND
Rhonda A. Longmore-Grund
Executive Vice President and Chief Financial Officer (Principal Financial Officer)