Form 10-K
period 2016-12-31
Alliance HealthCare Services, Inc
filed 2017-03-10
CIK 817135

F1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016, based upon the closing price of the Common Stock as reported by The NASDAQ Stock Market, LLC on such date, was $30.5 million.

The number of shares outstanding of Common Stock as of March 1, 2017 was 10,812,964 shares.

Documents Incorporated by Reference

The registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2016 is incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

ALLIANCE HEALTHCARE SERVICES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

PART I

Cautionary Statement Regarding Forward-looking Statements

This Annual Report on Form 10-K, including Item 1, “Business”; Item 1A, “Risk Factors”; and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” particularly in the section entitled “Liquidity and Capital Resources,” and elsewhere in this Annual Report on Form 10-K, includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Statements regarding the following subjects, among others, are forward-looking by their nature:

(a)	future legislation and other healthcare regulatory reform actions, and the effect of that legislation and other regulatory actions on our business;
(b)	our expectations with respect to future radiology services, oncology and interventional volumes and revenues;
(c)	the effect of seasonality on our business;
(d)	expectations with respect to capital expenditures in 2017;
(e)	the effect of recent accounting pronouncements on our results of operations and cash flows or financial position;
(f)	our business and strategic plans, including the effect of growth and cost-cutting initiatives;
(g)	our compliance with legal and regulatory requirements;
(h)	compliance with our debt covenants;
(i)	unrecognized tax benefits and the adequacy of our tax provisions; and
(j)	our belief regarding the sufficiency of our cash and cash equivalents to meet our working capital, capital expenditure and other cash needs.

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or that we do not fully control that cause actual results to differ materially from those expressed or implied by our forward-looking statements, including:

•	our ability to service our debt;
•	factors affecting our leverage, including interest rates;
•	the risk that the counterparties to our interest rate swap agreements fail to satisfy their obligations under those agreements;
•	our ability to obtain financing;
•	the effect of operating and financial restrictions in our debt instruments;
•	the accuracy of our estimates regarding our capital requirements;
•	intense levels of competition in our industry;
•	changes in the rates or methods of third-party reimbursements for radiology, oncology and interventional services;
•	fluctuations or unpredictability of our revenues, including as a result of seasonality;
•	changes in the healthcare regulatory environment;
•	our ability to keep pace with technological developments within our industry;
•	the growth or decline in the market for radiology, oncology or interventional and other services;
•	the disruptive effect of natural disasters, including weather;

•	adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit and equity markets;
•	our ability to successfully integrate acquisitions;
•	our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures;
•	the nature, timing and amount of any restatement; and
•	other factors discussed under “Risk Factors” in this Annual Report on Form 10-K and that are otherwise described or updated from time to time in our SEC reports.

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

General

Alliance HealthCare Services, Inc. (“Alliance” and together with its direct and indirect subsidiaries, the “Company,” “we,” “our,” or “us”) is a leading national provider of outsourced medical services, including radiology, oncology and interventional. We provide a full continuum of services from mobile to comprehensive service line management and joint venture partnerships, which can include one or more of the following depending on the customer’s needs: systems, technologists to operate the systems, sales and marketing, patient scheduling and pre-authorization, billing and payer management, equipment maintenance and upgrades, overall management of services and fixed-site operations including outpatient clinics and Ambulatory Surgical Centers (“ASC”).

As of December 31, 2016, we operated 625 diagnostic imaging, radiation therapy, and interventional radiology systems. With a strategy of partnering with hospitals, health systems and physician practices through joint ventures and fee for service arrangements, we provide quality healthcare services for over 1,100 hospitals and healthcare partners in 46 states, where approximately 2,450 Alliance Team Members are committed to providing exceptional patient care and exceeding customer expectations.

In 2016, we reported results in three segments: Radiology, Oncology and Interventional. Prior to 2016, results were reported in two segments, Radiology and Oncology. The Interventional Division was formed in February of 2015 with the acquisition of The Pain Center of Arizona (“TPC”). In October of 2015 and in January of 2016, we acquired two pain practices in Florida, creating the current foundation of our Interventional Division. With the completion of our third acquisition, we began reporting Interventional as a separate segment.

Service Overview

•

Radiology Division: We provide a full continuum of diagnostic imaging capabilities from mobile to fixed-site to service line management to hospitals and provider groups. In a mobile setting, we provide mobile imaging systems to hospitals and provider groups under outsourced services contracts that generally average 3 years in length. In a fixed-setting, our imaging systems and staff can be located in a single-modality, fixed-site facility or parked mobile facility either onsite or near a hospital, physician practice or clinic. In addition, we provide full-service, multi-modality radiology center management known as Alliance RAD360™. Through our RAD360™ offering, we provide comprehensive management of the radiology center operations including sales and marketing support, patient scheduling and pre-authorization, billing and payer management, systems, equipment maintenance and upgrades, clinical staffing, and overall management of day-to-day services of the center. Single-modality, fixed-site contracts typically average 5 years in length. RAD360™ sites are generally joint venture relationships which often average 10 to 20 years in length with evergreen renewal cycles.

•

Oncology Division: We provide a wide range of oncology services and ancillary services for cancer patients, including: planning and preparation for treatment, simulation of treatment, delivery of radiation therapy, therapy management, and follow-up care. We offer various treatment options, including conventional beam therapy (“CBT”) using linear accelerator (“Linac”) as well as stereotactic radiosurgery (“SRS”). We partner directly with hospitals, physicians, and other healthcare providers to offer a full suite of services in cancer care including access to the latest oncology technologies, full management of our partners’ cancer care programs including clinical staffing, access to our national network of physicists for training and development on new treatment protocols and technologies, market analysis, equipment and capital, pre-authorization and billing, marketing and sales, and operational management.

•

Interventional Division: We provide comprehensive pain management services for a wide range of conditions and diseases through therapeutic, minimally invasive procedures to treat and ease pain, medication, laboratory testing, and other services. All of our pain management services are performed either at an outpatient clinic setting or at an ASC, as determined by the treating physician. Our services also include clinical management, pharmaceutical referrals, functional restoration and other treatments that assist with chronic and acute pain care.

The following table summarizes our revenues by segment as a percentage of total revenue.

	Year ended December 31,
	2016	2015	2014
Segment revenue as a percentage of total revenue:
Radiology	70%	72%	79%
Oncology	21%	21%	21%
Interventional	9%	7%	—%
Total	100%	100%	100%

For additional information on reportable business segments, see Note 17 of “Notes to Consolidated Financial Statements” included in this Report beginning on page F-7.

Our clients and partners contract with us to provide radiology, oncology and interventional services to:

•	take advantage of our extensive radiology, radiation oncology and interventional services’ management experience;
•	partner with a leader whose core competency is high quality, efficient and scalable services in the areas of radiology, oncology and interventional services.
•	alleviate capital investment, financial risk and contracting for maintenance associated with the purchase of their own systems;
•	provide access to radiology, oncology, interventional and other services for their patients when the demand for these services does not justify the purchase of dedicated, full-time systems;
•	eliminate the need to recruit, train and manage qualified technologists and/or therapists;
•	make use of our ancillary services; and,
•	gain access to services under our regulatory and licensing approvals when they do not have these approvals.

Significant 2016 Corporate Events

On December 12, 2016, we announced we had received a letter describing a non-binding proposal from Tahoe Investment Group Co., Ltd. (“Tahoe”), formerly known as Fujian Thai Hot Investment Co., Ltd., to acquire all of our outstanding common shares that are not currently owned by Tahoe for a purchase price of $9.60 per share in cash (the “Expression of Interest”). Our board of directors authorized a special committee, comprised solely of directors not affiliated with Tahoe, to evaluate the Expression of Interest. The Expression of Interest indicated that any transaction with Tahoe would be subject to approval by the special committee and a non-waiveable condition requiring approval of a majority of our shares not owned by Tahoe or its affiliates. Tahoe also indicated that the proposed transaction would not be subject to a financing condition. The special committee of our board of directors has engaged outside advisors to review the Expression of Interest and assist the committee in responding appropriately on behalf of the minority shareholders. This process is currently ongoing.

Effective on November 1, 2016, we executed an agreement among our Oncology Division, the Healthcare Authority of the City of Huntsville, and the Center for Cancer Care to form a comprehensive cancer care partnership in northern Alabama. We expect the partnership to generate annualized revenue of approximately $22 million.

In a two-part transaction on April 22, 2016 and May 19, 2016, we acquired the mobile business practice of American Health Centers, Inc. (“AHC”), a provider of fixed and mobile radiology and nuclear medicine services in New Hampshire and Vermont. We acquired 8 AHC mobile radiology sites and 5 AHC mobile nuclear medicine sites through our Radiology Division. We expect AHC to generate annualized revenue of approximately $3.8 million.

Effective March 29, 2016, Tahoe purchased approximately 5,537,945 shares of our common stock from funds managed by Oaktree Capital Management, L.P. (“Oaktree”), MTS Health Investors, LLC (“MTS”) and Larry C. Buckelew (“Buckelew” and together with Oaktree and MTS, the “Selling Stockholders”) for approximately $102.5 million or $18.50 per share (the “Tahoe Transaction”). See details in Note 3 of “Notes to Consolidated Financial Statements” included in this Report beginning on page F-7. As a result of the Tahoe Transaction, Tahoe, through a wholly-owned subsidiary, owned an aggregate of approximately 52% of the outstanding shares of our common stock as of December 31, 2016.

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

Within the field of radiology, diagnostic imaging services, such as magnetic resonance imaging (“MRI”), positron emission tomography (“PET”) and computed tomography (“CT”) services are typically offered in either a hospital-based setting or free-standing setting. In the hospital setting, services are offered inpatient within the acute setting, or at hospital-based fixed sites, hospital-based outpatient facilities or hospital-based mobile laboratories. These inpatient and outpatient centers are either owned and operated by the hospital or clinic, owned by a joint venture partnership between the hospital and provider such as Alliance, or by an outsourced provider such as Alliance. The radiologists are often part of a medical group (Professional Corporation), a partner in the joint venture or are employed by the hospital. The hospital or clinic bills third-party payers, such as managed care organizations, insurance companies, Medicare or Medicaid.

Freestanding outpatient diagnostic facilities range from single-modality to multi-modality and are generally not owned by hospitals or clinics. Hospitals may choose to enter into a joint venture partnership with an organization, such as Alliance, in order to operate and deliver services as a freestanding facility. These facilities compete against the hospital network and depend upon physician referrals for their patients. These facilities bill third-party payers, such as managed care organizations, insurance companies, Medicare and Medicaid.

Many hospitals in smaller markets provide diagnostic imaging services by contracting with providers of mobile imaging services such as Alliance. Using specially designed trailers, mobile imaging service providers transport imaging equipment and provide services to hospitals and clinics on a part-time or full-time basis, thus allowing small to mid-size hospitals and clinics that do not have the patient demand to justify fixed on-site systems access to advanced diagnostic imaging technology. Mobile diagnostic imaging providers contract directly with hospitals or clinics and are typically compensated directly by them.

Radiation oncology is the practice of delivering ionizing radiation therapy to treat malignant and benign disease processes under the direction of a radiation oncologist. Radiotherapy is primarily used to treat cancer patients to kill cancer cells and shrink tumors with the goal of delivering the highest possible dose of radiation in order to destroy the cancerous cells while minimizing exposure to healthy surrounding tissue.

Interventional services commonly consist of one or more of the following: interventional radiology, interventional pain management and interventional therapeutics.

Radiology Division

Focused on hospitals and providers, we deliver radiology service line and outpatient center management, as well as mobile radiology solutions such as MRI, PET/CT and CT modalities. Through Alliance RAD360TM, part of services offered in the Alliance Radiology Division, we offer an end-to-end business/operational lifecycle solution. RAD360TM is an innovative and comprehensive set of services that provides the sales and marketing, clinical quality, and operational excellence to take a radiology service line to new levels. We also offer premier quality programs and services, including OnPoint, which is an automated cloud-based software that allows hospitals and imaging providers to manage every scanner in their facilities, automate the quality control measures required for accreditation by the American College of Radiology (“ACR”), and detect gradual degradation in image quality to identify problems and preventative maintenance before they impact clinical results. Alliance Radiology partners with hospitals and healthcare groups to deliver an outstanding patient experience, drive operational excellence and create competitive differentiation to ensure mutual success.

Our Radiology Division offers the following procedural options:

•

MRI: Physicians use MRI to find diseases or abnormalities in the body without using X-rays. MRI uses a magnetic field and radio waves to create detailed images of the body. MRI is a non-invasive and painless procedure. Most MRI scans require fewer than sixty minutes to complete. We offer both traditional, “wide-open” (meaning, the bore of the MRI is larger than a traditional bore) and open MRI scanning options. The large opening of the wide-bore and open MRIs make them a good option for children, patients with mild anxiety or claustrophobia, large patients, or patients with shoulder injuries.

•

PET and CT: A PET/CT scan combines PET and CT technologies. PET images show the function of cells in the body. CT images show details of body anatomy such as vessels, lymph nodes and organs. Alone, PET and CT are each effective for a wide variety of applications. When PET and CT scans are combined, the fused images help doctors accurately diagnose, stage and treat cancer. PET/CT scans may reduce the need for biopsy or surgery.

PET/CT can help determine:

o	size and location of the growth;
o	whether the cancer is spreading;
o	the best form of treatment;
o	whether therapy is working; and
o	whether there has been a recurrence.

•

CT: CT uses X-ray technology and computer processing to create images of bones, organs, and blood vessels. These detailed images help doctors diagnose conditions and determine treatment options. CT is often used to assess internal trauma, diagnose cancers, guide procedures and therapies, and diagnose fractures.

CT can generate very detailed three-dimensional images of certain parts of the body, such as soft tissues, blood vessels, lungs, brain, abdomen and bones. Pictures of the same area are taken from different angles and then digitally combined to produce the images. CT is painless and usually lasts only a few minutes. Some patients require an intravenous or oral contrast agent to improve the image quality of body tissues.

•

Ultrasound: Ultrasound is a safe, radiation-free imaging method that shows a range of body tissues in real-time. Ultrasound systems use high-frequency sound waves to create medical images that help doctors evaluate tissues including blood vessels in the neck, abdomen and legs as well as monitor fetal development. During the ultrasound exam the technologist uses a warm gel to move a transducer (a wand-like instrument) across the patient’s skin.

•

Nuclear medicine: Nuclear medicine is a specialized area of radiology that uses very small amounts of radioactive substances to evaluate organs, bones, or tissues. Unlike X-rays, where external radiation is used, nuclear medicine scans involve the patient taking a dose of radiopharmaceuticals internally.

There are several types of nuclear medicine diagnostic techniques. Scintigraphy creates two-dimensional images to evaluate areas such as bone, myocardial perfusion and parathyroid. Single-photon emission computed tomography (“SPECT”) is a three-dimensional technique that helps doctors evaluate functional processes of the body. There are also hybrid techniques that superimpose nuclear medicine scans onto CT images. Nuclear medicine differs from imaging such as CT and magnetic resonance (“MR”) by revealing the physiological function of the system being evaluated, rather than showing traditional anatomical images.

•

X-ray (digital): Classic X-ray technology is often used as a first-line test in radiologic diagnosis. X-ray radiation can be used to create two-dimensional images of almost every part of the body. Bone fractures and pneumonia, for example, are often diagnosed with this quick, low-cost and widely available imaging modality.

•

Mammography: Mammography is an imaging technique that takes low-dose X-rays of the breasts for early detection of cancer. Images are taken of each breast from several angles. This procedure can identify abnormal growths that are too small or deep to be detected during a routine self-exam. Mammography is the most effective method to detect breast disease in women. The American Cancer Society recommends annual mammograms for women by age 45.

•

Bone density screening: Bone density screening is the standard measure used in preventing and diagnosing osteoporosis. The bone density test helps predict the patient’s risk of breaking bones and can monitor the effects of osteoporosis treatment. A bone density test uses X-rays to measure the amount of minerals in the patient’s bones and determine the presence or extent of osteoporosis. The less dense the bones are, the more likely they are to break. We use dual-energy X-ray absorptiometry (“DEXA”) or quantitative computed tomography (“QCT”) to diagnose and monitor osteoporosis as well as the effects of osteoporosis treatment and other conditions that cause bone loss.

We typically provide radiology services in one of the following settings:

•

Outsourced: Imaging systems, located in mobile trailers or in fixed facilities, are used to provide services to a hospital or physician practice on a shared-service or full-time basis. Generally, the hospital or clinic contracts with Alliance as the radiology service provider to perform scans of its patients, and that hospital or clinic, instead of a third-party payer, pays the radiology service provider directly.

•

Hospitals and physician practices: Imaging and/or radiation oncology systems are located in a hospital, physician practice or clinic. These systems are primarily used to scan patients of the hospital or clinic, and the hospital or clinic bills patients and third-party payers, such as health insurers, including Medicare or Medicaid.

•

Independent centers: Systems are located in permanent facilities not generally owned by hospitals or physician practices. These centers depend upon physician referrals for their patients and generally do not maintain dedicated, contractual relationships with hospitals or clinics. Typically these centers are in markets in which strategic hospital partners are not available but services are still needed. Like hospitals and clinics, these centers bill patients and third-party payers for their services.

Oncology Division

Our oncology services help build, manage and grow oncology service lines for sustained long-term value. All oncology services we provide are in a hospital setting or at an independent radiation oncology center. Radiation therapy is the medical practice of treating disease, especially cancer, using ionizing radiation and is under the direction of a radiation oncologist. In general, radiation therapy is delivered daily over a period that varies from one day (a single treatment) to many weeks (40 or more treatments). Ionizing radiation has enough energy to damage living cells at the molecular level by interacting with the molecules within the DNA structure. Many of the cancer cells are more sensitive to radiation than normal tissues and are more likely to be killed over time, whereas normal tissue/cells have an opportunity to repair and heal. This has been important for traditional radiation treatment (greater than 10 treatments). With the technology we have today, we are able to minimize the normal tissue being exposed to high doses of radiation and focus the high radiation dose to the tumor. With this technology, we are able to deliver the radiation treatment in less than 5 treatments in some cases.

We estimate that approximately 60% of all newly diagnosed cancer patients today will be treated with some form of radiation therapy within their life-time. Radiation therapy is often combined with other oncology care such as chemotherapy and surgery. A typical oncology department provides a wide range of services for cancer patients. These include: planning and preparation for treatment, simulation of treatment, delivery of radiation therapy, therapy management and follow-up care. Several different technologies are used to deliver radiation treatments, including: Linac, Gamma Knife®, CyberKnife®, and radioactive isotopes – teletherapy and brachytherapy.

Our Oncology Division offers the following treatment options:

•

CBT: CBT is the least sophisticated but the most established form of radiation therapy delivered by a Linac. It is the simplest form to deliver, using two-dimensional planning, and is typically reserved for use in patients where high precision and conformality of the radiation therapy is not required or when a remission is not envisioned.

•

Three-dimensional conformal radiation therapy (“3D-CRT”): 3D-CRT uses three-dimensional imaging data and three-dimensional treatment planning to more accurately and effectively plan and deliver Linac radiation treatments. It is the most common form of technology used in practices and may be supplanted by intensity modulated radiation therapy (“IMRT”) or in conjunction with image guided radiation therapy (“IGRT”) when the specific case requires a higher level of precision or conformality.

•

IMRT: IMRT entails the use of multiple beams of radiation delivered by a Linac whose intensity is adjusted individually during the actual daily treatment delivery to allow the radiation that is delivered to conform as closely as possible to the three-dimensional volume of the tumor and simultaneously reduce the dose to neighboring normal healthy tissues. It requires extremely sophisticated and time-consuming treatment planning to determine what beam shapes and orientations should be used and what their intensities should be to provide the optimal patient treatment based on the patient’s anatomy of normal tissues and the targeted tumor volume. Extensive treatment quality assurance is required to ensure that all the beams are modulated and delivered correctly.

•

IGRT: IGRT uses a number of different types of imaging technologies to localize precisely the patient and the tumor target volume at the time of each treatment delivery to ensure that the radiation is delivered to the correct location. IGRT is not a radiation treatment in and of itself; it is used in support of advanced forms of treatment delivery such as 3D-CRT, IMRT, stereotactic body radiotherapy (“SBRT”) and SRS.

•

SRS and SBRT: SRS was originally developed for intracranial applications. The technology is now being used in a range of extracranial applications such as spine, lung, prostate and other disease sites in the form of SBRT. SRS and SBRT deliver a very high dose of radiation in 1 to 5 treatments as opposed to the 10 to 40 treatments used for 3D-CRT, IMRT and IGRT. Due to the extremely high doses used for SRS and SBRT, the need for precision in the planning and delivery of the treatment is critical. The doses are so high that normal and tumor cells are destroyed, a “surgical ablative” response to the treated volume. SRS/SBRT is delivered with a range of advanced technologies such as the CyberKnife®, Gamma Knife®, BrainLab™, Novalis-Tx™, TrueBeam STx™, Trilogy™, VERO, TomoTherapy®, Elekta Infinity™ and Axesse™.

•

Low dose rate brachytherapy (“LDR”): LDR allows the radiation oncologist to treat cancer by delivering the dose of radiation from the “inside out.” Radioactive isotopes encased in a metal jacket the size of a grain of rice (“seeds”) are implanted directly in the tumor through needles, with the seeds permanently left in place, or left in place temporarily within catheters (thin hollow tubes) and removed with the catheters when treatment is completed. The radioactive isotopes decay over time (days to years) to an inert form and in the process gradually release ionizing radiation called gamma rays, which are generally of low energy and thus deposit their therapy over short distances, thereby treating the cancer over time (hours to days).

•

High dose rate brachytherapy (“HDR”): Like LDR, HDR allows the radiation oncologist to treat cancer by delivering the dose of radiation from the “inside out.” HDR utilizes temporary seeds, made of radioactive isotopes that deliver a much higher dose of radiation over a much shorter period of time. These seeds are inserted and removed several times, over several minutes, one to two times per day, for 1 to 10 treatments delivered over 1 to 45 days, through catheters that are left in place for the entire course of care and then removed when the treatment course is completed.

Interventional Division

We provide minimally invasive interventional radiology services and comprehensive pain management services for a wide range of conditions and diseases. Minimally invasive procedures often result in less trauma and pain with faster recovery and less cost to payers and patients. We use best-in-class treatment protocols and clinical excellence standards. For hospital systems and providers looking to improve their competitive position and expand their continuum of care, we provide comprehensive and scalable solutions to build, manage and optimize interventional services programs.

Our Interventional Division offers therapeutic minimally invasive pain management procedures and services, such as epidural steroid injections, discectomy, vertebroplasty, kyphoplasty, neuro stimulators, nerve blocks and other procedures that provide intermediary care. As part of the continuum of pain care, we also include clinical management, pharmaceutical referral, functional restoration and other treatments that assist chronic and acute pain care. All of our Interventional services are delivered in outpatient physician practices or at an ASC.

Based on 2012 Part B Medicare Revenue, industry trends are indicating highest value interventional radiology procedures are migrating from hospitals to ASCs. Persons over the age of 65 comprise one of the fastest growing segments of the population in the U.S. According to the U.S. Census Bureau, this group is expected to increase as much as 33% from 2010 to 2020. We believe the aging population will generate more demand for interventional radiology and pain management procedures.

Our Competitive Strengths

Industry leading provider and platforms

We are the leading national provider of advanced diagnostic mobile imaging services, an industry-leading operator of fixed-site radiology centers, and a leading provider of SRS, as well as additional services provided in our Radiology, Oncology and Interventional segments. As of December 31, 2016, we had 625 diagnostic imaging, radiation therapy, and interventional radiology systems in operation. With a strategy of partnering with hospitals, health systems and physician practices through joint venture and fee for service arrangements, we provide strategic business management as well as quality clinical services for over 1,100 hospitals and other healthcare partners in 46 states, where approximately 2,450 Alliance Team Members are committed to providing exceptional patient care and exceeding customer expectations. This scale allows us to achieve operating, sourcing and administrative efficiencies enabling us to improve utilization through deployment of mobile systems, replicate best practices as turnkey solutions for markets to increase hospital outpatient traffic, obtain equipment purchasing savings, and negotiate favorable service and maintenance contracts from equipment manufacturers.

Hospital-centric model aligns with favorable industry trends

We participate in some of the largest and most fragmented sectors of the healthcare industry with significant growth opportunities. Operating for over 30 years, we have developed deep, long-standing relationships with over 1,100 hospitals and healthcare providers in 46 states. We believe healthcare trends will foster hospital-centric models and allow us to expand our platform. Hospitals are increasingly looking to expand upon existing care networks and market share through maintaining the highest level of patient care in a cost efficient manner. We are uniquely positioned with a national footprint to offer outsourced services to healthcare service providers by providing in-depth industry expertise coupled with the ability to drive volume growth and market share for hospital partnerships.

Outsourced services and joint venture model

For the year ended December 31, 2016, approximately 73% of our revenues were generated through long-term contracts and joint ventures with hospitals and other healthcare providers. Outsourced contracts average 3 years for mobile radiology services and up to 5 years for fixed site. Joint ventures across all segments range from 10 to 20 years with evergreen renewal cycles. These long-term agreements provide high revenue visibility. Most outsourced radiology contracts require a fee for each scan performed which is fixed for the life of the contract or are billed on a fixed-fee basis regardless of the number of scans. With respect to our Oncology segment, contracts are billed to the hospital as either a fixed fee per case, per treatment, or as a percentage of cash collected.

Reduced reimbursement risk

With long-term contracts and joint ventures, payments are due to us under our contracts regardless of the customer’s receipt of payment from patients or reimbursement from third-party payers (including commercial payers, Medicare and Medicaid). For the years ended December 31, 2016, 2015 and 2014, we generated approximately 73%, 77% and 80%, respectively, of our revenues by billing hospitals and other healthcare providers rather than billing patients or other third-party payers directly. Importantly, this contrasts with the vast majority of other diagnostic imaging and radiation therapy markets, which typically collect directly from patients and third-party payers and are, therefore, directly exposed to uncollectible bad debt as well as reimbursement volatility. Our wholesale model reduces our exposure to patient bad debt, as evidenced by our bad debt expense as a percentage of revenues of only 0.4%, 0.6% and 0.6% for the years ended December 31, 2016, 2015 and 2014, respectively. Further, our short-term exposure to Medicare reimbursement cuts is limited because we received only approximately 4% of our total Radiology and Oncology revenues directly from Medicare in each of the years ended December 31, 2016, 2015 and 2014.

Proven history of cash flow generation with track record of deleveraging

We have a strong track record of significant cash flow generation giving us optionality with regard to growth investments or deleveraging. Despite recent pricing pressure in our Radiology segment, cash flow generation has remained strong and we have invested significant capital to support our growth initiatives. Beginning in 2014, we embarked on a strategic re-pricing of certain contracts in our Radiology segment. We believe our strategic price reset in Radiology was largely completed at the end of 2016, allowing future margin expansion from continued same-store volume growth and acquisitions which had been previously offset by pricing pressures in 2015 and 2016. Historical cash flow generation has enabled us to reduce debt by approximately $155 million from 2010 through 2014, while still funding strategic investments. In 2015 and 2016, we invested more heavily in both maintenance and growth capital and acquisitions to improve performance.

Experienced and committed management team

Most members of our management team bring over 30 years of relevant operational and industry experience.

Our Strategy

We are committed to executing on these critical elements of our strategic growth plan in our key service areas including radiology, oncology and interventional services to drive our long-term growth and continued success:

•

Leverage position as a market leader. Our goal is to continue to execute proven strategies that have generated strong cash flows and growth for our business while continuing to develop complementary and higher margin segments.

•

Continued expansion of RAD360TM (fixed-site, multi-modality radiology footprint). We are a market leader for hospitals seeking strategic partnerships in the radiology service line. The implementation and adoption of RAD360TM, through which we are able to provide comprehensive radiology service line management and fixed-site radiology center management, positions us for growth in our Radiology segment. RAD360TM utilizes a powerful value proposition to provide hospitals and health systems with comprehensive radiology solutions.

•

Drive same-store sales volume growth. Same-store-growth (“SSG”), which we calculate by comparing the cumulative scan, treatment or case volume at all locations in the current period to the same period in the prior year. The SSG for MRI and PET/CT has increased by 1.6% and 6.7%, respectively, for the year ended December 31, 2016. SSG is further supported by strong customer retention and net new contract performance in our radiology business during this period. In our Oncology segment, SSG for the year ended December 31, 2016 grew by 2.9% for Linac and 0.4% for SRS. With strong synergistic relationships across all three segments, we will continue to take advantage of cross-sell opportunities of additional services to existing customers. For example, existing patient flow within the interventional platform will drive volume to our diagnostic imaging business. We plan to continue to leverage hospital relationships across all divisions and partner alongside acute operations to drive performance while building more comprehensive joint venture opportunities to expand our growth strategy.

•

Accelerate growth in Oncology and build Interventional platform. Our Oncology and Interventional segments both offer strong value propositions as we continue to grow and strengthen our segments in order to provide multiple service lines to our hospital partners.

Our continued focus on clinical excellence, patient service and quality, as well as demand generation through marketing and referring physician outreach programs, are expected to drive growth in our Oncology segment. Our strategy is to increase performance of existing centers through marketing strategies and payer management as well as emphasize technology upgrades opportunities, as 34% of U.S. healthcare facilities plan to upgrade oncology systems within the next three years. We believe that a strong value proposition to hospital partners, coupled with our substantial historical investments and acquisitions, will continue to drive expansion in the Oncology segment.

Our Interventional segment brings a rapidly growing and highly fragmented market opportunity with few sizeable competitors and attractive unit level economics. As we continue the integration of the entities we acquired to create our Interventional segment, we believe significant growth opportunities exist. The interventional platform is a natural complement to the diagnostic imaging business and aligns with our strategy of providing multiple service lines to single hospital customers. Diagnostic imaging is often used to determine the source of a patient’s pain. Imaging is also used during interventional procedures.

•

Future margin expansion with strategic pricing reset largely complete. In 2014, we began taking competitive pricing actions, specifically with respect to MRI and PET/CT renewals, in our core mobile Radiology operations. Additionally, we also terminated and spun off certain unprofitable mobile service and fixed-site contracts. We believe our strategic price reset in Radiology was largely completed at the end of 2016, allowing future margin expansion from continued same-store volume growth and acquisitions which had been previously offset by pricing pressures in 2015 and 2016.

•

Pursue accretive and strategic acquisitions. We continue to seek opportunities to acquire businesses that expand our footprint and capabilities into higher growth markets and segments. We have developed a disciplined framework to support our acquisition efforts that focuses on well-run businesses with strong growth potential in fragmented markets. Illustrating this highly disciplined acquisition framework are the four strategic acquisitions completed in 2015, as well as the acquisition of AHC in April 2016 and the formation of a comprehensive cancer care partnership in northern Alabama in November 2016. Small tuck-in acquisitions such as the acquisition of AHC offer roughly equivalent economics to adding new de novo customers in the core radiology business and will remain highly attractive on a go-forward basis. In addition, we may explore asset-light, low capital investments overseas, utilizing the expertise of Tahoe, our majority owner.

Contracts and Payment

Our typical radiology contract is exclusive, averages approximately 3 years in length for mobile services and approximately 5 to 10 years in length for fixed-site imaging center arrangements, and often includes an automatic renewal provision. Most of our contracts require a fee for each scan we perform. With other contracts, we bill clients on a fixed-fee basis for a period of time, regardless of the number of scans performed. These fee levels are affected primarily by the type of imaging system provided, scan volume and the number of ancillary services provided. Our typical oncology contract is exclusive, averages approximately 10 to 20 years in length and often includes an automatic renewal provision. We leverage our national footprint and enter into payer contracts on behalf of our joint ventures, wholly-owned subsidiaries and interventional services’ partners with the objective to gain favorable payer status and reimbursement.

Segments and Regional Structure

The strategic organization of our business is divided into three divisions: Radiology, Oncology and Interventional. For the years ended December 31, 2016, 2015 and 2014, there were no revenues derived from business outside the U.S. We will continue to focus on growth opportunities in the U.S., as well as explore international market prospects. We operate each of our Radiology, Oncology and Interventional divisions as separate profit centers responsible for their own revenues, expenses and overhead, and we manage them on a national basis. For the purposes of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” we have three reportable segments (Radiology, Oncology, and Interventional) based on similar economic and other characteristics. See Note 17 of “Notes to Consolidated Financial Statements” included in this Report beginning on page F-7 for financial information about our segments. We have regional managers to oversee local markets throughout the U.S. We believe we will continue to benefit from our regional managers’ local presence and knowledge of the markets we serve, which allows us to address the specific needs of each local operating environment. To complement and support this regional structure, we continue to have standardized contracts, operating policies and other procedures that we implement nationwide in an effort to ensure quality, consistency and efficiency across all regions.

Systems, Management and Maintenance

We purchase our radiology, oncology, and interventional radiology systems from major medical equipment manufacturers, primarily General Electric Medical Systems, Siemens Medical Systems, Philips Medical Systems, Varian Medical Systems, Elekta and Accuray, Inc. Generally, we contract with clients for new or expanded services before we order new systems. This practice reduces our system utilization risk. As one of the largest commercial purchasers of MRI, PET/CT and SRS systems in the U.S., we believe we receive relatively attractive pricing for equipment and service contracts from these equipment manufacturers.

For our mobile radiology systems, we actively manage deployment to increase their utilization while optimizing routes through coordinated transportation. Our current fleet includes 142 power units, which are large trucks that pull the trailers that house and transport our mobile systems. We examine client requirements, route patterns, travel times, fuel costs and system availability in our deployment process. We currently schedule our shared-service MRI and PET/CT systems for as little as one-half day and up to 7 days per week at any particular client, with an average usage of 1.5 days per week per client. Drivers typically move the systems at night and activate them upon arrival at each client location so that the systems are operational when our technologists arrive.

For our fixed site radiology, oncology and interventional systems, we actively manage the equipment, associated warranties and service contracts.

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

Information Technology

Our corporate headquarters and many of our facilities are interconnected through a state-of-the-art information technology system. This medical-grade system, which is compliant with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), is comprised of a number of integrated applications and provides a single operating platform for billing and collections, electronic medical records, practice management and image management. This technology also supports our strategy as an outsourced service provider, thereby creating additional value for the customer from each of our service lines.

Sales and Marketing

Our sales and marketing teams are positioned under national leadership within each division. As of December 31, 2016, our national sales, including business development and field marketing teams, consisted of 85 members who focus on the following:

•	seeking new customers;
•

managing current customers, growing and upselling within each account; consulting with new hospital clients; supporting our current customers to continue our current relationships and helping to identify new opportunities to expand their business with us; and

•	improving SSG (referring physician sales) within current customer accounts with the goal of increasing the number of scans or healthcare services at that account.

Competition

We consider our primary competition to be outpatient radiology service providers, oncology service providers, and interventional radiology and comprehensive pain management service providers. The markets for these services are competitive and widespread throughout the U.S. We believe that the key competitive factors affecting our business include:

•	the quality and reliability of service;
•	the quality and type of equipment available;
•	the availability of types of radiology, radiation oncology, interventional, and ancillary services;
•	the availability of locations and flexibility of scheduling;
•	pricing;
•	the knowledge and service quality of technologists;
•	the ability to obtain regulatory approvals;
•	the ability to establish and maintain relationships with healthcare providers and referring physicians; and
•	access to capital.

We are, and expect to continue to be, subject to competition in our targeted markets from businesses offering radiology, oncology and interventional services, including existing and developing technologies. Many companies are engaged in the shared-service and fixed-site imaging market, including two national competitors and many smaller regional competitors. These competitors in the radiology market include RadNet, Inc., Center for Diagnostic Imaging (purchased by InSight Health Services Corp.), Diagnostic Imaging Group, American Radiology Services and several smaller regional competitors, including Medquest, Inc., Shared Medical Services, Kings Medical Company Inc. and DMS Health Technologies (a subsidiary of Digirad Corporation). We also face competitors in the radiation oncology market, including Radiation Therapy Services, Inc., Vantage Oncology, Inc. (a subsidiary of McKesson Corporation), US Oncology, Inc. (a subsidiary of McKesson Corporation) and many other smaller regional competitors. Our competitors for interventional services are primarily smaller, regional-based physician-owned practices. Some of our competitors may now or in the future have access to greater resources than we do. In addition, some physician practices have established their own diagnostic imaging facilities within their group practices to compete with us.

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

Employees

As of December 31, 2016, we had approximately 2,450 employees, of whom 1,347 were trained diagnostic imaging technologists, therapists, medical doctors and assistants, nurses and nurse practitioners, patient coordinators and other clinical and technical support staff or drivers. In addition, we use independent contractor drivers for some long-haul and rural routes. We believe we have good relationships with our employees.

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

Regulation

Our business is subject to extensive federal and state government regulation. This includes the federal Anti-Kickback Statute (“AKS”) and similar state anti-kickback laws, the Stark Law and similar state laws affecting physician referrals, the federal civil False Claims Act (“FCA”), HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”), and similar state laws addressing privacy and security, state unlawful practice of medicine and fee splitting laws, and state CON laws. Although we believe that our operations materially comply with the laws governing our industry, it is possible that non-compliance with existing laws or the adoption of new laws or interpretations of existing laws could adversely affect our financial performance.

Fraud and Abuse Laws; Physician Referral Prohibitions

The healthcare industry is subject to extensive federal and state regulation relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services and payment for services.

In particular, the AKS prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests, and providing anything at less than its fair market value. In addition, there is no one generally accepted definition of intent for purposes of finding a violation of the AKS. For instance, one court has stated that an arrangement will violate the AKS where any party has the intent to unlawfully induce referrals. In contrast, another court has opined that a party must engage in the proscribed conduct with the specific intent to disobey the law to be found in violation of the AKS. The lack of uniform interpretation of the AKS makes compliance with the law difficult. Moreover, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), among other things, amended the intent requirement of the AKS and criminal healthcare fraud statutes; a person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them. In addition, the PPACA provided that the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA. The penalties for violating the AKS can be severe. These sanctions include criminal penalties and civil sanctions, including fines, imprisonment and possible exclusion from the Medicare and Medicaid programs.

The AKS prohibition is broad, and it reaches many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing the breadth of the AKS and that it may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, Congress granted the Secretary of the U.S. Department of Health and Human Services (“DHHS”) the authority to issue regulations referred to as “safe harbors” that describe certain types of arrangements that will not be considered unlawful under the statute, provided that the safe harbor requirements are met in form and substance. The DHHS Office of Inspector General (“OIG”) has been delegated the authority to promulgate safe harbors. Our arrangements with physicians, physician practice groups, hospitals and other persons or entities who are in a position to refer may not fully meet the stringent criteria specified in the various safe harbors. Although full compliance with these provisions is an affirmative defense to prosecution under the AKS, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the AKS will be pursued. Instead, the OIG and other government enforcement agencies will consider the totality of the facts and circumstances of an arrangement and its impact on the federal health care programs and patient care. The OIG also issues Advisory Opinions, compliance guidance and special alerts and bulletins on topics considered to be suspect. In April 2003, the OIG issued a Special Advisory Bulletin on Contractual Joint Ventures (the “OIG Bulletin”) that set out OIG’s concerns regarding contractual joint ventures and identified characteristics of arrangements the OIG may consider problematic. The OIG Bulletin focused on arrangements in which a healthcare provider expands into a related service, through a contractual arrangement with an existing supplier of the related service, to furnish the service to the healthcare provider’s existing patient population. The OIG noted that such arrangements may be suspect when the provider contracts out all or nearly all aspects of the new venture, including the management, to the existing supplier, and provides only an existing patient base. The OIG asserted that the provider’s return on its investment in such circumstances may be viewed as remuneration for the referral of the provider’s federal healthcare program patients to the supplier and, therefore, could violate the AKS.

Although some of our arrangements may not fall within a safe harbor, we believe that such business arrangements comport with the AKS because we are careful to structure them to reflect fair market value and ensure that the reasons underlying our decision to enter into a business arrangement comport with reasonable interpretations of the AKS. Even though we continuously strive to comply with the requirements of the AKS, liability could arise because of the intentions or actions of the parties with whom we do business. In addition, we could be faced with AKS liability based on arrangements established by the entities we have acquired. While we conduct careful due diligence, determining the intentions or actions underlying those arrangements is difficult.

Many states have adopted laws similar to the AKS. Some of these state prohibitions apply to referral of patients for healthcare services reimbursed by any source, not only the Medicare and Medicaid programs. Although we believe that we comply with both federal and state anti-kickback laws, any finding of a violation of these laws could subject us to criminal and civil penalties or possible exclusion from federal or state healthcare programs. Such penalties would adversely affect our financial performance and our ability to operate our business.

The Ethics in Patient Referral Act of 1989, commonly referred to as the federal physician self-referral prohibition or Stark Law, prohibits physician referrals of Medicare and Medicaid patients for certain designated health services (including MRI and other diagnostic imaging services) (“DHS”) to an entity if the physician or an immediate family member has any financial arrangement with the entity and no statutory or regulatory exception applies. The Stark Law also prohibits the entity from billing for any DHS arising from a prohibited referral. Initially, the Stark Law applied only to clinical laboratory services but in 1995, Congress expanded the prohibition to additional goods and services, including MRI and other imaging services. Since that time, the Centers for Medicare & Medicaid Services (“CMS”) (formerly known as the Health Care Financing Administration) has promulgated a series of regulations/rules implementing the statute. In addition to recoupment of monies collected improperly, a violation of the Stark Law may result in FCA liability or civil monetary penalties.

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

We believe our operations comply with these federal and state physician self-referral prohibition laws. We intend for any financial relationships we have with physicians and their immediate family members to meet a Stark exception. In the event, we receive a prohibited referral, our submission of a bill for DHS could subject us to sanctions under the Stark Law and applicable state law. Any sanctions imposed on us under the Stark Law or any similar state laws could adversely affect our financial results and our ability to operate our business.

HIPAA created federal statutes to prevent healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payers. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs such as the Medicare and Medicaid programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment or exclusion from government sponsored programs.

Both federal and state government agencies are continuing heightened and coordinated civil and criminal enforcement efforts. The extent to which future legislation or regulations, if any, relating to healthcare fraud abuse laws and/or enforcement, may be enacted or what effect such legislation or regulation would have on our business remains uncertain.

Section 6402(a) of the Affordable Care Act requires a person who has received an overpayment to report and return the overpayment to the Secretary, the state, an intermediary, a carrier, or a contractor, as appropriate, within the later of: (a) the date which is 60 days after the date on which the overpayment was identified; or (b) the date any corresponding cost report is due, if applicable.  Any overpayment retained by a person after the deadline for reporting and returning an overpayment is an obligation under the FCA.

On February 12, 2016, CMS published a final rule, effective March 14, 2016, that adopts new regulations related to the 60-day reporting requirement. The regulations require Medicare providers and suppliers to exercise reasonable diligence to determine whether an overpayment was received, and within 60 days of that determination, report and return any overpayments identified within 6 years of the date the overpayment was received. Failure to report and return such overpayments within 60 days may subject the provider or supplier to FCA liability. We strive to ensure that we meet applicable billing requirements. However, the costs of defending claims under the FCA, as well as sanctions imposed under the Act, could significantly affect our financial performance.

HIPAA

In addition to creating the new federal statutes discussed above, HIPAA, as amended by the HITECH Act and updated by the January 2013 Omnibus Rule, also establishes uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by certain covered entities, including healthcare providers, health plans and healthcare clearinghouses. HITECH and the Omnibus Final Rule significantly expanded HIPAA’s privacy and security requirements. Among other things, HITECH and the Omnibus Final Rule make HIPAA’s privacy and security standards directly applicable to “business associates,” which are independent contractors or agents of covered entities that create, receive, maintain, or transmit protected health information (“PHI”) in connection with providing a service for or on behalf of a covered entity. As a covered entity, we must comply with the Standards for Privacy and Security promulgated under HIPAA and HITECH. We believe that we are in compliance with all of the applicable HIPAA and HITECH standards, rules and regulations. Failure to comply with these standards can lead to criminal penalties and civil sanctions.

Most states have also enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA, including the laws of the state of California. In those cases it may be necessary to modify our operations and procedures to comply with the more stringent state laws, which may entail significant and costly changes for us. We believe that we are in compliance with such state laws and regulations. However, if we fail to comply with applicable state laws and regulations, we could be subject to additional sanctions.

Unlawful Practice of Medicine and Fee Splitting

The marketing and operation of our business is subject to some state laws prohibiting the practice of medicine by non-physicians. We believe that our radiology operations do not involve the practice of medicine because all professional medical services relating to our radiology operations, including the interpretation of scans and related diagnoses, are separately provided by licensed physicians not employed by us. Some states also have laws that prohibit fee-splitting arrangements between a physician and a referring person or entity that would provide for remuneration paid to the referral source on the basis of revenues generated from referrals by the referral source. We believe that our operations are in compliance with these state laws.

CON Laws

In some states, a CON or similar regulatory approval is required before the acquisition of high-cost capital items, including diagnostic imaging or radiation oncology systems or provision of diagnostic imaging or radiation oncology services by us or our clients. CON regulations may limit or preclude us from providing diagnostic imaging or radiation oncology services or systems. Revenue from states with CON regulations represented a substantial portion of our total revenue for the years ended December 31, 2016, 2015 and 2014.

Should there be an increase in the number of states regulating our business through CON or similar programs, our growth could be adversely impacted. Conversely, repeal of existing CON regulations or defunding of CON programs in jurisdictions where we have obtained a CON, or CON exemption, also could adversely affect us by allowing competitors to enter our markets. CON laws are the subject of continuing legislative activity.

Reimbursement

We derive most of our revenues directly from healthcare providers, primarily from acute care hospitals, with which we contract to provide services to their patients (“wholesale”). Additionally, some of our revenues come from patients and their third-party payers, including government programs such as the Medicare and Medicaid programs that we bill directly (“retail”). Services for which we submit direct billings for Medicare and Medicaid patients are paid on a fee schedule basis, and patients are responsible for deductibles and coinsurance. The following table summarizes the percentage of wholesale and retail revenues as a percentage of total revenues.

	Year ended December 31,
	2016	2015	2014
Wholesale	73%	77%	80%
Retail	25%	20%	20%
Other	2%	3%	—%
Total	100%	100%	100%

With respect to our retail business, for services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule (“PFS”), which is updated on an annual basis. Changes in the methodology used to calculate fees under the PFS may adversely impact our business.

In addition to annual updates to the PFS, as indicated above, CMS also publishes regulatory changes to the hospital outpatient prospective payment system (“HOPPS”) on an annual basis. These payments are bundled amounts received by our hospital clients for hospital outpatient services related to MRI scans, PET scans, PET/CT scans and SRS treatments. In the 2016 HOPPS final rule, CMS finalized a 0.3% rate reduction, which, combined with other policy changes finalized under the rule, is expected to result in a 0.4% reduction in payments to hospitals under the HOPPS in 2016. Recent adjustments to the HOPPS payments have not had a material adverse effect on our revenue and earnings in 2016, 2015 or 2014.

Over the past few years, the growth rate of PET/CT and MRI industry-wide scan volumes has slowed in part due to weak hospital volumes as reported by several investor-owned hospital companies, additional patient-related cost-sharing programs and an increasing trend of third-party payers intensifying their utilization management efforts, for example, through benefit managers who require prior authorizations to control the growth rate of imaging services generally. We expect that these trends will continue.

The Protecting Access to Medicare Act of 2014 (“PAMA”) required CMS, in conjunction with medical specialty societies, to adopt appropriate use criteria (“AUC”) for certain advanced diagnostic imaging services by November 15, 2015. Beginning in 2017, PAMA requires CMS to establish a program that promotes the use of AUC by requiring physicians who order and furnish advanced diagnostic imaging services to consult and report compliance with the AUC. Advanced imaging services ordered by certain physicians who do not adhere to the AUC are expected to be subject to prior authorization for applicable imaging services provided to Medicare beneficiaries beginning in 2020. We cannot predict the full impact of this project.

Payments to us by third-party payers depend substantially upon each payer’s coverage, coding and reimbursement policies. Third-party payers may impose limits on coverage or reimbursement for diagnostic imaging services, including denying reimbursement for tests that do not follow recommended diagnostic procedures. Because unfavorable coverage and reimbursement policies have and may continue to constrict the profit margins of the hospitals and clinics we bill directly, we have and may continue to need to lower our fees to retain existing clients and attract new ones. If coverage is limited or reimbursement rates are inadequate, a healthcare provider might find it financially unattractive to own diagnostic imaging or radiation oncology systems, yet beneficial to purchase our services. It is possible that third-party coverage and reimbursement policies will affect the need or prices for our services in the future, which could significantly affect our financial performance and our ability to conduct our business.

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

How to Obtain Our SEC Filings

All reports we file with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. We also provide copies of our current reports on Form 8-K, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, proxy statements and amendments to those documents at no charge to investors upon request and make electronic copies of those reports available through our website at www.alliancehealthcareservices-us.com as soon as reasonably practicable after filing those materials with the SEC. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this Annual Report on Form 10-K or any other document that we file with the SEC.

Our Investor Relations Department can be contacted at Alliance HealthCare Services, Inc., 100 Bayview Circle, Suite 400, Newport Beach, California 92660, Attn: Investor Relations, tel: (949) 242-5300.

Executive Officers of the Registrant

Set forth below is information regarding our executive officers, including their principal occupations for the past five years and their ages as of March 1, 2017. There are no family relationships between any of our executive officers and any other executive officer or board member. Our board of directors elects our executive officers, who serve at the discretion of our board of directors.

Name	Age	Present Position
Percy C. Tomlinson	54	Chief Executive Officer
Rhonda A. Longmore-Grund	54	Executive Vice President and Chief Financial Officer
Richard W. Johns	59	Chief Operating Officer and Chief Legal Officer
Richard A. Jones	53	President, Alliance HealthCare Radiology
Gregory E. Spurlock	55	President, Alliance Oncology and Alliance HealthCare International
Steven M. Siwek, M.D.	52	President, Alliance Interventional

Percy C. Tomlinson became Chief Executive Officer in October 2013. Mr. Tomlinson has more than 25 years of diverse executive management and leadership experience, serving in a variety of roles, most recently as the Chief Executive Officer of Midwest Dental, from 2012 until joining us. Previously, he spent 10 years with the Center for Diagnostic Imaging, Inc. in several senior roles including Chief Executive Officer from 2011 to 2012, President and Chief Operating Officer from 2005 to 2011 and Senior Vice President and Chief Financial Officer from 2002 to 2005. Mr. Tomlinson holds an M.B.A. from Columbia University and a B.A. from the University of St. Thomas.

Rhonda A. Longmore-Grund became Executive Vice President and Chief Financial Officer in March 2016. Ms. Longmore-Grund most recently served as the Senior Vice President and Chief Financial Officer for Printronix, a privately-held global industrial technology design and manufacturing company from November 2009 to February 2016. Previously, Ms. Longmore-Grund held senior management positions at Ingram Micro, Inc., Exult, Inc., Velocium and Digital Equipment Corporation. Ms. Longmore-Grund received a B.A. from the University of Massachusetts at Amherst and an M.A.L.D. from the Fletcher School of Law and Diplomacy at Tufts University.

Richard W. Johns has served as our Chief Operating Officer and Chief Legal Officer since February 2016. Previously, Mr. Johns served as our Executive Vice President, General Counsel and Secretary since February 2012. Mr. Johns has had a legal career spanning over 30 years providing legal services to a variety of healthcare clients based in the U.S. and Europe. From 2010 to 2012, he was General Counsel at LaVie Care Centers, a national long-term care company with revenues in excess of $1 billion annually. From 2009 to 2010, Mr. Johns maintained his own law practice serving various healthcare clients in the U.S. and Europe, and from 1998 to 2008 served as a partner with the internationally recognized firm of Foley & Lardner, where he was instrumental in developing a national healthcare practice. Mr. Johns began his legal career working with various law firms in the Washington, D.C. area and holds a Juris Doctor degree from the University of Southern California.

Richard A. Jones was appointed President of Alliance HealthCare Radiology in June 2012. Previously, Mr. Jones served as Executive Vice President of the Radiology Division since August 2011. He has been with Alliance since 1996, originally serving as Regional Operations Manager, then Vice President of Business Development, then Vice President of Operations for the North zone, then Senior Vice President of the North zone, and then as Senior Vice President of Operations. Before joining Alliance, Mr. Jones held a number of leadership roles in hospitals and the commercial healthcare sector. Mr. Jones holds a Bachelor of Arts degree from Eastern Nazarene College.

Gregory E. Spurlock was appointed President of Alliance Oncology and Alliance HealthCare International in February 2016 and has served as President of Alliance Oncology since April 2013. He initially joined Alliance Oncology as Chief Administrative Officer in April 2011, as part of the company’s acquisition of US Radiosurgery and was later promoted to Senior Vice President of Business Development and Contract Operations in June of 2012. In his current role, Mr. Spurlock oversees all aspects of Alliance Oncology and leads the new International Division overseeing both Oncology and Radiology for operations outside of the U.S. Mr. Spurlock’s career has been focused on ancillary services, physician relationships and facility development. Mr. Spurlock joined US Radiosurgery in 2004 and held various executive leadership positions with the company and its affiliates from 2004 until its acquisition by Alliance in 2011, including Chief Operating Officer of US Radiosurgery, Executive Vice President of NeoSpine, and Chief Executive Officer of Imaging One, LLC. Prior to 2004, Mr. Spurlock also held the role of Executive Director at Tennessee Orthopaedic Alliance and at the Kerlan-Jobe Orthopaedic Clinic in Los Angeles.

Steven M. Siwek, M.D. was appointed President of Alliance Interventional in April 2015. Dr. Siwek initially joined Alliance through the February 2015 acquisition of TPC —Arizona’s center of excellence for the diagnosis and treatment of chronic pain disorders with 12 locations statewide. As founder and CEO of TPC, Dr. Siwek has focused the last 15 years of his medical career on building programs that set national standards for quality coordinated care in pain management. Dr. Siwek’s multi-disciplinary and integrative approach to preventing, treating, and eliminating chronic pain is advancing the way in which interventional and pain management services are accessed and delivered nationwide. Dr. Siwek received his M.D. from the New York Medical College and completed his residency training at the Mayo Clinics in Rochester, Minneapolis, and Scottsdale, Arizona, and fellowship at the Mayo Clinic in Jacksonville, Florida. In addition, Dr. Siwek holds an M.B.A. from the Graziadio School of Business and Management at Pepperdine University.

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

Risks Related to Government Regulation of Our Business

Changes in the rates or methods of third-party reimbursements for diagnostic imaging, radiation oncology and interventional services could result in reduced demand for our services or create downward pressure, which could cause our revenues to decline and harm our financial position.

We derived approximately 25%, 20% and 20% of our revenues in 2016, 2015 and 2014, respectively, from direct billings to patients and third-party payers such as Medicare, Medicaid or private health insurance companies. Changes in the rates or methods of reimbursement for the services we provide could have a significant negative effect on those revenues. Moreover, our healthcare provider clients on whom we depend for the majority of our revenues generally rely on reimbursement from third-party payers. If we or our clients receive decreased reimbursements as a result of various governmental efforts to reduce healthcare costs as described in detail in the “Regulation” and “Reimbursement” sections of Item 1, “Business,” these decreases could result in a reduced demand for our services or downward pricing pressures, which could have a material adverse effect on our results of operations and financial position.

Complying with federal and state regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

We are directly or indirectly through our clients subject to extensive regulation by both the federal government and the states in which we conduct our business, including the AKS and similar state anti-kickback laws, the Stark Law and similar state laws affecting physician referrals, the FCA, HIPAA, as amended by the HITECH Act, and similar state laws addressing privacy and security, state unlawful practice of medicine and fee splitting laws, state CON laws, the Medicare and Medicaid statutes and regulations, and requirements for handling biohazardous and radioactive materials and wastes.

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

If our operations are found to be in violation of any of the laws and regulations to which we or our clients are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of our operations. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. Our risk of being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business. For a more detailed discussion of the various state and federal regulations to which we are subject, see the “Regulation,” “Reimbursement” and “Environmental, Health and Safety Laws” sections in Item 1, “Business.”

Federal and state anti-kickback and anti-self-referral laws may adversely affect our operations and income.

Various federal and state laws govern financial arrangements among healthcare providers. The AKS prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare, Medicaid or other federal healthcare program patients, or in return for, or to induce, the purchase, lease or order of items or services that are covered by Medicare, Medicaid or other federal healthcare programs. Many state laws also prohibit the solicitation, payment or receipt of remuneration in return for, or to induce, the referral of patients in private as well as government programs. Violation of these laws may result in substantial civil or criminal penalties and/or exclusion from participation in federal or state healthcare programs. We believe that we are operating in compliance with applicable laws and believe that our arrangements with providers would not be found to violate the federal and state anti-kickback laws. However, these laws could be interpreted in a manner that could have an adverse effect on our operations.

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

Changes expected under the Trump Administration could adversely affect our operations or limit the prices we can charge for our services or decrease the number of individuals who have health insurance, which would reduce our revenues and harm our operating results.

In addition to extensive existing government healthcare regulation, there have been and continue to be numerous initiatives at the federal and state levels for reforms affecting the payment for and availability of healthcare services, including proposals that would significantly limit reimbursement under the Medicare and Medicaid programs. Limitations on reimbursement amounts and other cost containment pressures have in the past resulted in a decrease in the revenue we receive for each scan we perform, which would reduce our revenues and harm our operating results. For a more detailed discussion of the various state and federal legislation and regulations to which we are subject, see the “Regulation” and “Reimbursement” sections in Item 1, “Business.”

The application or repeal of state certificate of need regulations could harm our business and financial results.

Some states require a CON or similar regulatory approval prior to the acquisition of high-cost capital items, including diagnostic imaging and radiation oncology systems or provision of diagnostic imaging and radiation therapy services by us or our clients. A majority of the 46 states in which we operate require a CON, and more states may adopt similar licensure frameworks in the future. In many cases, a limited number of these certificates are available in a given state. If we are unable to obtain the applicable certificate or approval or additional certificates or approvals necessary to expand our operations, these regulations may limit or preclude our operations in the relevant jurisdictions.

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

We cannot predict the full extent of recent legislative changes or changes that may be enacted on our business, and their effects may harm our financial performance and our stockholder value.

Healthcare reform laws enacted since 2010, in particular the PPACA, substantially changed the way healthcare is financed by both governmental and private insurers. For example, certain provisions may negatively affect payment rates for some radiology and oncology services. The PPACA made a number of changes that expanded healthcare coverage and reformed insurance practices, including provisions that provide federal subsidies to help lower-income individuals obtain healthcare coverage through insurance Exchanges and provisions that give states enhanced federal funding to expand their Medicaid programs. A number of states have not expanded their Medicaid programs despite these PPACA incentives, but 31 states and the District of Columbia have expanded their Medicaid programs as of early 2017. Currently, however, President Trump and Republican congressional leaders have expressed an intention to enact new legislation that would repeal and replace PPACA’s coverage expansion provisions in a way that curbs federal healthcare spending and increases states’ authority to regulate insurance and design their Medicaid programs.  How repeal and replacement legislation would be structured and whether it will be enacted are unknown.  However, it is possible that such legislation would be enacted that resulted in fewer individuals having health insurance and/or in insured individuals having less generous coverage.

Other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, President Obama signed into law the BCA, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. The enactment of the ATRA of 2012 on January 2, 2013, delayed the imposition of these automatic cuts until March 1, 2013. On March 1, 2013, the President signed an executive order implementing the automatic reductions. Pursuant to that order, payments to Medicare providers for services furnished on or after April 1, 2013 were reduced by 2%. The impact to our revenue related to this 2% reduction was approximately $0.2 million, $0.3 million and $0.4 million in 2016, 2015 and 2014, respectively. The 2013 Budget Act extended the 2% reduction in payments to Medicare providers by another two years (through 2023), and subsequent legislation extended the cuts through 2024. Unless Congress acts to repeal or revise the automatic budget cuts enacted by the BCA, this payment reduction will continue until 2024. The PAMA also included a new quality incentive payment policy that, beginning January 1, 2016, reduces Medicare payments for certain CT services paid under the PFS or HOPPS that are furnished using equipment that does not meet certain dose optimization and management standards. The full effect of the PPACA, BCA, ATRA and PAMA on our business is uncertain, and it is not clear whether other legislative changes will be adopted or how those changes would affect the demand for our services. It is also unknown whether or how any new regulatory policies related to demonstration projects being developed by the CMS Center for Innovation (“CMMI”) or the implementation of PAMA or MACRA will affect demand for, and reimbursement of, our services.

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

We experience competition from other radiology and oncology companies and equipment manufacturers, and this competition, as well as overcapacity to meet demand for radiology and oncology services, could adversely affect our revenues and our business.

The market for radiology and oncology services and systems is competitive. In addition to direct competition from other radiology and oncology providers, we compete with independent imaging centers and referring physicians with diagnostic imaging systems in their own offices, as well as with OEMs that aggressively sell or lease imaging or radiation oncology systems to healthcare providers for full-time installation. Some of our competitors may now or in the future have access to greater resources than we do or may be less burdened with debt and contribute to overcapacity to meet the demand for our services. If we are unable to compete successfully with this diverse group of competitors, particularly if overall MRI usage declines, our client base will decline and our business and financial condition will suffer.

Our revenues may fluctuate or be unpredictable, which may adversely affect our financial results.

The amount and timing of revenues that we may derive from our business will fluctuate based on:

•	the effects of governmental laws, regulations and reimbursement policies on payments to us and to third-party payers;
•	variations in the rate at which our clients renew their contracts with us;
•	the extent to which our mobile shared-service clients become full-time clients;
•	competitive factors;
•	trends in healthcare treatment and reimbursement by government and private insurance;
•	overall revenue trends;
•	changes in the number of days of service we can offer with respect to a given system due to equipment malfunctions or the seasonal factors discussed below;
•	the mix of wholesale and retail billing for our services; and
•	the overall U.S. economy and the economy in the particular areas where we provide our services.

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

When our clients’ contracts with us expire, those clients may cease using our imaging services and purchase or lease their own imaging systems or use our competitors’ imaging systems. If our clients do not renew or maintain their contracts as we expect, our business will suffer. It is not always possible to obtain replacement clients quickly. Historically, many replacement clients have been smaller facilities that have a lower number of scans and generate less revenue than the clients we lost. We also run the risk of being unable to renew or maintain our client contracts in our Oncology Division.

Pressure to control healthcare costs could have a negative effect on our results.

One of the principal objectives of managed care organizations, such as health maintenance organizations and preferred provider organizations, is to control the cost of healthcare services. Healthcare providers participating in managed care plans may be influenced to refer patients seeking radiology, oncology or interventional services to certain providers depending on the plan in which a covered patient is enrolled. The expansion of health maintenance organizations, preferred provider organizations and other managed care organizations within the geographic areas we cover could have a negative effect on the utilization and pricing of our services, because these organizations may exert greater control over patients’ access to services of the type we offer, the selections of the provider of those services and reimbursement rates for those services.

We may be unable to maintain our imaging and radiation oncology systems effectively or generate revenue when our systems are not working.

Timely, effective service is essential to maintaining our reputation and high utilization rates on our imaging and radiation oncology systems. Repairs to one of our systems can take up to two weeks and result in a loss of revenue. Our warranties and maintenance contracts do not fully compensate us for loss of revenue when our systems are not working. The principal components of our cost of revenues include: depreciation; amortization; compensation paid to technologists, therapists, drivers and other clinical staff; system maintenance costs; insurance; medical supplies; system transportation; technologists’ travel costs; and professional costs related to the delivery of radiation therapy and professional radiology interpretation services. Because the majority of these expenses are fixed, a reduction in the number of scans or treatments performed due to out-of-service equipment will result in lower revenues and margins. Equipment manufacturers repair our equipment, and they may not be able to perform repairs or supply needed parts in a timely manner. Therefore, if we experience greater than anticipated system malfunctions or if we are unable to promptly obtain the service necessary to keep our systems functioning effectively, our revenues could decline and our ability to provide services would be harmed.

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

Our corporate headquarters is located in California and we currently operate in various geographic regions across 46 states. Consequently, we are subject to varying risks for natural disaster, including drought, hurricanes, blizzards, floods, earthquakes and tornados. Depending on its severity, a natural disaster could damage our facilities and systems or prevent potential patients from traveling to our centers. Damage to our equipment or any interruption in our business would adversely affect our financial condition and could result in the loss of the capital invested in the damaged facilities or systems or anticipated future cash flows from those facilities or systems.

Adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit markets could adversely affect our operating results, financial condition or liquidity.

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. In recent periods, investor concerns about the U.S. and global economic outlook, including concerns about the level of economic recovery in the U.S., combined with volatile oil prices, increased tax rates and governmental budget deficits and debt levels have contributed to high volatility levels in our business.

As a result of these and other market conditions, the cost and availability of credit have been adversely affected. A continued deterioration of credit markets may adversely affect our liquidity and financial condition and the liquidity and financial condition of our customers. If these market conditions continue or worsen, they may limit our ability to timely access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations.

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

We operate in a competitive, capital intensive and high fixed-cost industry. The development of new technologies or refinements of existing ones might make our existing systems technologically or economically obsolete, or reduce the need or demand for our systems. Numerous companies currently manufacture medical imaging and radiation oncology systems. Competition among manufacturers for a greater share of imaging systems has resulted in and likely will continue to result in technological advances in the speed and imaging capacity of these new systems, including the new ultra-high field MRI systems and 256-slice CT systems. Consequently, the obsolescence of our systems may be accelerated. In the future, to the extent we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing or the issuance of equity or debt securities, we may be unable to maintain a competitive equipment base. In addition, advancing technology may enable hospitals, physicians or other service providers to perform procedures without the assistance of service providers such as ourselves. As a result, we may not be able to maintain our competitive position in our targeted regions or expand our business.

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

We may be subject to professional liability claims. There is a risk of harm to a patient during a MRI if the patient has certain types of metal implants or cardiac pacemakers within his or her body. Although patients are screened to safeguard against this risk, screening may nevertheless fail to identify the hazard.

In response to press reports concerning the risk of significant, sometimes fatal, errors in radiation therapy, especially relating to linear radiation, accreditation of facilities and the establishment of a national error reporting database are under consideration. In addition, various trade organizations have called for quality improvement measures and the establishment of the nation’s first central database for the reporting of errors involving linear particle accelerators and CT scanners. Federal legislation in these areas is under consideration and a Congressional hearing was held in February 2010. We are not aware of any actions taken after the hearing. In addition, on September 29, 2010, California enacted a law that requires hospitals and clinics to record radiation doses for CT scans, which became effective July 1, 2012, and to report any overdoses to patients, their doctors and the California Department of Public Health. Effective July 1, 2013, the new California law requires all facilities that furnish CT services to be accredited by an organization approved by CMS, the Medical Board of California or the California Department of Public Health. Other states have considered similar legislation and enacted regulations to implement additional record keeping, education, or oversight requirements relate to CT services. We cannot assure you that the cost of complying with any new regulations will not be substantial, that the negative publicity concerning these errors will not adversely affect our business, or that these types of errors will not occur with our services.

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

Our senior management team has extensive experience in our industry. We believe that they are instrumental in guiding our business, instituting valuable performance and quality monitoring, and driving innovation. Accordingly, our future performance is substantially dependent upon the services of our senior management team and our ability to attract talented executives as and when needed. In particular, we depend upon Percy Tomlinson, our Chief Executive Officer, and Division Presidents, for their skills, experience, and knowledge of our company and industry contacts. We do not have key employee insurance policies covering any of our management team. The loss of Mr. Tomlinson and divisional leadership, or other members of our management team could have a material adverse effect on our business, results of operations or financial condition.

We require field managers and sales persons with experience in our industry to operate and sell our services for radiology and oncology. We cannot predict the availability of qualified field managers and sales persons or the compensation levels that will be required to hire and retain them. The loss of the services of any member of our senior management or our inability to hire qualified field managers and sales persons at compensation levels that are economically reasonable to us could adversely affect our ability to operate and grow our business.

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

Our PET/CT services and some of our other imaging services require radioactive materials. While these radioactive materials have a short half-life—meaning it quickly breaks down into inert or non-radioactive substances—storage, transportation, use and disposal of these materials present the risk of accidental environmental contamination and physical injury. We are subject to federal, state and local regulations governing storage, transportation, handling and disposal of these materials and waste products. In spite of our safety procedures for storing, transporting, handling and disposing of these hazardous materials, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. We maintain professional liability insurance with coverage that we believe is consistent with industry practice and appropriate in light of the risks attendant to our business. In the event of an accident, however, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms or at all. We could incur significant costs and the diversion of our management’s attention to comply with current or future environmental, health and safety laws and regulations.

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

We may not be able to maintain the levels of operating efficiency that acquired companies have achieved or might achieve separately. Successful integration of each of their operations will depend upon our ability to manage those operations and to eliminate redundant and excess costs. Because of difficulties in combining operations, we may not be able to achieve the cost savings and other size-related benefits that we hoped to achieve after these acquisitions. In addition, if we are not able to successfully manage our relationships with our joint venture partners, our future expansion and revenue growth may be adversely affected

Some acquisitions or joint ventures we undertake in the future may be in regions outside the U.S., such as Asia. In these transactions, we will face additional challenges, such as dealing with different languages and cultures, working with a local partner, and having to address the particular economic, currency, political, and regulatory risks associated with specific countries. If we are unable to obtain the anticipated benefits from acquisitions or joint venture investments, whether within or outside the U.S., our financial condition and operating results may be adversely impacted.

High fuel costs can harm our operations and financial performance.

Fuel costs constitute a significant portion of our mobile operating expenses through diesel fuel for our tractor fleet and mileage reimbursement for our team members. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and supply and demand. Fuel availability is also affected by demand for home heating oil, diesel, gasoline and other petroleum products, as well as overall economic conditions. Because of the effect of these events on the price and availability of fuel, we cannot predict the cost and future availability of fuel with any degree of certainty. In the event of a fuel supply shortage or further increases in fuel prices, we might be forced to curtail our scheduled mobile services. Sustained high fuel costs will harm our financial condition and results of operations.

Insurance costs and claims expenses could adversely affect our earnings.

The transportation aspect of our business is exposed to costs for claims related to: property damage claims by others; personal injury; damage to our mobile systems resulting from accidents, vandalism or theft; and workers’ compensation. We carry insurance to minimize these exposures. Insurance costs have varied over the past five years, reflecting the level of our operations, the insurance environment for our industry, our claim experience and our self-retained (deductible) level.

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

The transportation aspect of our business is subject to legislative and regulatory changes that can affect our operations and financial performance. Our trucking operations and those of the trucking companies and independent contractors with whom we engage are subject to regulation by the Department of Transportation (“DOT”), and various state, local and foreign governmental agencies, which govern such activities as authorization to engage in motor carrier operations, handling of hazardous materials, safety ratings, insurance requirements, vehicle weight and size, and emissions restrictions. We are also periodically audited by the DOT and other state and federal authorities to ensure that we comply with safety, required licenses, hours-of-service, clean truck regulations, and other rules and regulations.

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

Risks Related to Our Governance and Stock Exchange Listing

Tahoe beneficially owns the majority of our outstanding shares of common stock and is, therefore, able to exert significant influence over us, including with respect to change of control transactions.

On September 16, 2015, Tahoe agreed to purchase approximately 5,537,945 shares of our common stock from the Selling Stockholders (the “Share Purchase”). The Share Purchase closed on March 29, 2016.

As a result of the Share Purchase, Tahoe beneficially owned an aggregate of approximately 52% of the outstanding shares of our common stock as of December 31, 2016. In connection with the Share Purchase, Tahoe and the Company entered into a governance, voting and standstill agreement, which provides that Tahoe is prohibited, for a period of three years after execution of the agreement, from purchasing any shares of our equity securities without the approval of the independent directors of our Company not affiliated with Tahoe, subject to a right of Tahoe to acquire additional shares to maintain its 52% ownership. During the three-year period and for so long as Tahoe owns at least 35% of our fully diluted equity securities, Tahoe will have the right to appoint to our board of directors the number of directors necessary to comprise a majority of the board of directors as well as two designees on certain board committees. In the event that Tahoe beneficially owns less than 35% but at least 25% of our outstanding common stock, Tahoe will have the right to nominate three members to our board of directors, and the number of its permitted committee designees will decrease to one. In the event Tahoe beneficially own less than 25% but at least 15% of our outstanding common stock, Tahoe will have the right to nominate one member to our board of directors, and it will lose its right to have any committee designees. Upon completion of the Share Purchase, Tahoe, therefore, has the ability to exert significant influence on our management and operations, and to control the outcome of matters requiring stockholder approval. This concentration of ownership and voting power may have the effect of delaying or preventing a merger, consolidation, sale of assets or other similar transaction that involves a third party. It is possible that the interests of Tahoe may in some circumstances (such as in connection with the Expression of Interest, described below) conflict with our interests or the interests of our other stockholders.

Because of the equity ownership of Tahoe, we are considered a “controlled company” for purposes of the National Association of Securities Dealers Automated Quotations: Global Market (“NASDAQ”) listing requirements. As such, we are exempt from the requirement that the majority of our board of directors meet the standards of independence established by the NASDAQ and we are exempt from the requirement that we have a separate Compensation Committee comprised entirely of directors who meet those independence standards. We do not currently intend to rely upon the Compensation Committee exemption available for controlled companies, or, if the Tahoe designees meet the NASDAQ standards of independence, the exemption from having a majority of independent directors. However, we may choose to use the exemption at any time that we remain a controlled company.

If our discussions with our majority owner Tahoe terminate and Tahoe does not complete its proposed acquisition of all of the outstanding share capital of our Company that it does not currently own, our stock price may fall.

On December 12, 2016, we announced we had received a letter describing a non-binding proposal from Tahoe to acquire all of our outstanding common shares that are not currently owned by Tahoe for a purchase price of $9.60 per share in cash (the “Expression of Interest”). Our board of directors authorized a special committee, comprised solely of directors not affiliated with Tahoe, to evaluate the Expression of Interest. The Expression of Interest indicated that any transaction with Tahoe would be subject to approval by the special committee and a non-waiveable condition requiring approval of a majority of our shares not owned by Tahoe or its affiliates. Tahoe also indicated that the proposed transaction would not be subject to a financing condition. The special committee of our board of directors has engaged outside advisors to review the Expression of Interest and assist the committee in responding appropriately on behalf of the minority shareholders. This process is currently ongoing. There can be no assurance that any definitive agreement will be entered into or that the proposed transaction will be consummated. A failure to complete the proposed transaction, and the distraction to management during the process, may materially and adversely affect our stock price and our operating results.

Possible volatility in our stock price could negatively affect us and our stockholders.

The trading price of our common stock has fluctuated significantly in the past. During the period from January 1, 2014 through December 31, 2016, the trading price of our common stock fluctuated from a high of $34.15 per share to a low of $5.77 per share. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

•	changes in expectations as to future financial performance or buy/sell recommendations of securities analysts;
•	our, or a competitor’s, announcement of new products or services, or significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	the operating and stock price performance of other comparable companies; and
•	whether our discussions relating to the Expression of Interest result in a signed and completed deal with Tahoe or other third party.

In addition, the securities markets in the U.S. have experienced significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets. Broad market and industry factors may lead to volatility in the price of our common stock, regardless of our operating performance. Moreover, our stock has limited trading volume, and this illiquidity may increase the volatility of our stock price.

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

As of December 31, 2016, we had $573.2 million of outstanding debt, excluding letters of credit, and approximately $24.1 million was available for borrowing under our revolving loan facility. Our substantial debt could have important consequences for our stockholders. For example, it requires us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and acquisitions and for other general corporate purposes. In addition, our debt could:

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

In addition, the Credit Agreement also contains a leverage ratio covenant requiring the Company to maintain a maximum total debt to Consolidated Adjusted EBITDA expense that ranges from 4.95 to 1.00 to 4.30 to 1.00. For the period ended December 31, 2016, the Credit Agreement requires a maximum leverage ratio of not more than 4.55 to 1.00, decreasing to 4.30 to 1.00 beginning in the quarter ending March 31, 2017. As of December 31, 2016, our ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 4.03 to 1.00.

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

Our property and equipment, which make up a significant portion of our tangible assets, had a net book value of $204.8 million and $177.2 million as of December 31, 2016 and 2015, respectively. The book value of these assets should not be relied on as a measure of realizable value for such assets. The realizable value may be lower than net book value. The value of our assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts recovered. Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and further reduce the amounts that could be recovered. Our goodwill and other intangible assets had a net book value of $318.1 million and $265.7 million as of December 31, 2016 and 2015, respectively. These assets primarily consist of the excess of the acquisition cost over the fair market value of the net assets acquired in purchase transactions, customer contracts and costs to obtain certificates of need. The value of goodwill and other intangible assets will continue to depend significantly upon the success of our business as a going concern and the growth in future cash flows. As a result, in the event of a default under the agreements governing our material debt or any bankruptcy or dissolution, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

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

We and our subsidiaries may be able to incur substantial additional debt in the future. The terms of our credit agreement permit us or our subsidiaries to incur additional debt, subject to certain restrictions. In addition, as of December 31, 2016, our credit facility permitted additional borrowings of up to approximately $24.1 million under our revolving loan facility subject to the covenants contained in our credit facility. If we add new debt to our or our subsidiaries’ current debt levels, the risks discussed above could intensify.

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

An increase in prevailing interest rates would have an effect on the interest rates charged on our variable-rate debt, which rise and fall upon changes in interest rates. As of December 31, 2016, approximately $533.9 million of our debt was at variable interest rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt. If interest rates are higher when our debt becomes due, we may be forced to borrow at the higher rates.

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

In November 2015, we were served with a lawsuit in the U.S. District Court for the Northern District of Ohio by Todd S. Elwert, DC, Inc. The Complaint alleges violations of the Junk Fax Prevention Act for allegedly sending an unsolicited advertisement to Plaintiff, which promoted commercial availability and/or quality of our services. The Plaintiff further alleges that it is part of a class of similarly situated chiropractors who received the blast fax, and as such, requested class certification. We filed our response on December 17, 2015 and are currently in the discovery phase of the lawsuit.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “AIQ.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on the NASDAQ Global Market.

	2016		2015
	High	Low	High	Low
First quarter	$8.80	$6.51	$25.33	$19.76
Second quarter	$7.83	$5.90	$24.49	$17.83
Third quarter	$6.88	$5.77	$19.04	$9.00
Fourth quarter	$9.60	$6.94	$10.92	$6.73

Holders

As of March 1, 2017, there were 12 stockholders of record of our common stock.

We have never paid any cash dividends on our common stock and have no current plans to do so. We intend to retain available cash to operate our business, including capital expenditures, future acquisitions and debt repayment. Our credit agreement restricts the payment of cash dividends on our common stock. See the “Liquidity and Capital Resources” section in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Our stockholders have previously approved all stock option plans under which our common stock is reserved for issuance. The following table provides summary information as of December 31, 2016 for all of our stock option plans:

	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance (excluding shares reflected in column 1)
Stock option plans approved by shareholders	650,969	$18.51	947,886
Stock option plans not approved by shareholders	—	—	—
	650,969	$18.51	947,886

STOCK PERFORMANCE GRAPH

The following graph sets forth the cumulative return on our common stock from December 31, 2011 through December 31, 2016, as compared to the cumulative return of the S&P 500 Index and the cumulative return of the S&P Health Care Index. The graph assumes that $100 was invested on December 31, 2011 in each of (1) our common stock, (2) the S&P 500 Index and (3) the S&P Health Care Index and that all dividends (if applicable) were reinvested.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Alliance HealthCare Services, Inc.	$100.00	$101.27	$392.70	$333.17	$145.71	$152.38
S&P 500	$100.00	$116.00	$153.57	$174.60	$177.01	$198.18
S&P Health Care Index	$100.00	$117.89	$166.76	$209.02	$223.42	$217.41

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

The selected consolidated financial data shown below has been taken or derived from the audited consolidated financial statements of the Company and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Annual Report on Form 10-K. We acquired various businesses in each of the years presented that affect the comparability of financial data presented. See details in Note 3 of “Notes to Consolidated Financial Statements” included in this Report beginning on page F-7.

	Year Ended December 31,
(in thousands except per share data)	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data:
Revenues	$505,549	$473,054	$436,387	$448,831	$472,258
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	285,746	269,104	237,420	239,397	253,225
Selling, general and administrative expenses	96,663	88,471	79,903	80,215	76,022
Transaction costs	1,886	3,296	2,344	465	994
Shareholder transaction costs	4,219	1,853	—	—	—
Severance and related costs	3,910	1,347	2,517	1,658	2,226
Impairment charges	632	6,817	308	13,031	—
Loss on extinguishment of debt	—	—	—	26,018	—
Depreciation expense	54,972	48,595	54,971	66,319	79,333
Amortization expense	10,561	9,325	7,880	10,973	15,861
Interest expense, net	34,506	26,241	24,693	39,170	54,101
Other (income) expense, net	(6,586)	(12,255)	(1,823)	(1,945)	3,036
Total costs and expenses	486,509	442,794	408,213	475,301	484,798
Income (loss) before income taxes, earnings from unconsolidated investees and noncontrolling interest	19,040	30,260	28,174	(26,470)	(12,540)
Income tax expense (benefit)	2,852	6,536	7,327	(12,398)	(6,710)
Earnings from unconsolidated investees	(1,290)	(3,391)	(4,654)	(5,630)	(4,667)
Net income (loss)	17,478	27,115	25,501	(8,442)	(1,163)
Less: Net income attributable to noncontrolling interest	(16,985)	(20,373)	(14,883)	(13,041)	(10,775)
Net income (loss) attributable to Alliance HealthCare Services, Inc.	$493	$6,742	$10,618	$(21,483)	$(11,938)
Income (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.05	$0.63	$1.00	$(2.02)	$(1.12)
Diluted	$0.04	$0.62	$0.98	$(2.02)	$(1.12)
Weighted average number of shares of common stock and common stock equivalents:
Basic	10,866	10,741	10,669	10,634	10,624
Diluted	10,959	10,849	10,836	10,634	10,624
Consolidated Balance Sheets Data (at end of period):
Cash and cash equivalents	$22,241	$38,070	$33,033	$34,702	$39,977
Total assets(1)	659,864	603,660	457,795	439,988	508,143
Long-term debt, including current maturities(1)	548,745	571,091	499,170	519,801	542,138
Stockholders’ deficit	(9,503)	(77,620)	(122,524)	(147,661)	(127,337)

(1)

Total assets and long-term debt, including current maturities, have been retroactively adjusted to reflect the impact of accounting pronouncements adopted on January 1, 2016. See Note 2 in “Notes to Consolidated Financial Statements” included in this Report beginning on page F-7.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading national provider of outsourced and joint venture healthcare services to hospitals and providers. We also operate freestanding outpatient radiology, oncology and interventional clinics, and Ambulatory Surgical Centers (“ASC”) that are not owned by hospitals or providers. Our diagnostic imaging services are delivered through our Radiology Division (Alliance Radiology), oncology services through our Oncology Division (Alliance Oncology), and interventional and pain management services through our Interventional Division (Alliance Interventional). We are the nation’s largest provider of advanced diagnostic mobile imaging services, an industry-leading operator of fixed-site radiology centers, and a leading provider of stereotactic radiosurgery (“SRS”) nationwide. As of December 31, 2016, we operated 625 diagnostic imaging and radiation therapy systems, including 113 fixed-site radiology centers across the country, and 33 radiation therapy centers and SRS facilities. With a strategy of partnering with hospitals, health systems and physician practices, we provide quality healthcare services for over 1,100 hospitals and healthcare partners in 46 states, where approximately 2,450 Alliance Team Members are committed to providing exceptional patient care and exceeding customer expectations. We were incorporated in the state of Delaware on May 27, 1987.

Service Overview

•

Radiology Division: We provide a full continuum of diagnostic imaging capabilities through service line management to hospitals and provider groups in both fixed-site and mobile settings. In a mobile setting, we provide mobile imaging systems to hospitals and provider groups under outsourced services contracts that generally average 3 years in length. In a fixed-setting, our imaging systems and staff can be located in a single-modality, fixed-site facility or parked mobile facility either onsite or near a hospital, physician practice or clinic. In addition, we provide full-service, multi-modality radiology center management known as Alliance RAD360™. Through our RAD360™ offering, we provide comprehensive management of the radiology center operations including sales and marketing support, patient scheduling and pre-authorization, billing and payer management, systems, equipment maintenance and upgrades, clinical staffing, and overall management of day-to-day services of the center. Single-modality, fixed-site contracts typically average 5 years in length. RAD360™ sites are generally joint venture relationships which often average 10 to 20 years in length with evergreen renewal cycles.

•

Oncology Division: We provide a wide range of radiation oncology services and ancillary services for cancer patients, including: planning and preparation for treatment, simulation of treatment, delivery of radiation therapy, therapy management, and follow-up care. We offer various treatment options, including conventional beam therapy using linear accelerator (“Linac”) as well as SRS. We partner directly with hospitals, physicians, and other healthcare providers to offer a full suite of services in cancer care including access to the latest radiation oncology technologies, full management of our partner’s cancer care programs including clinical staffing, access to our national network of physicists for training and development on new treatment protocols and technologies, market analysis, equipment and capital, pre-authorization and billing, marketing and sales, and operational management.

•

Interventional Division: We provide comprehensive pain management services for a wide range of conditions and diseases through therapeutic, minimally invasive procedures to treat and ease pain, medication, laboratory testing, and other services. All of our pain management services are performed either at an outpatient clinic setting or at an ASC, as determined by the treating physician. Our services also include clinical management, pharmaceutical referrals, functional restoration and other treatments that assist with chronic and acute pain care.

We currently operate in three reportable business segments: Radiology, Oncology and Interventional. The following table summarizes our revenues by segment as a percentage of total revenue.

	Year ended December 31,
	2016	2015	2014
Segment revenue as a percentage of total revenue:
Radiology	70%	72%	79%
Oncology	21%	21%	21%
Interventional	9%	7%	—%
Total	100%	100%	100%

For additional information on reportable business segments, see Note 17 of “Notes to Consolidated Financial Statements” included in this Report beginning on page F-7.

Our clients and partners contract with us to provide radiology, oncology and interventional services to:

•	take advantage of our extensive radiology, oncology and interventional service lines management experience;
•	partner with a leader whose core competency is high quality, efficient and scalable services in the areas of radiology, interventional and oncology services;
•	eliminate the need to recruit, train and manage qualified technologists or therapists;
•	leverage our extensive physician marketing capabilities to grow market share;
•	access our full suite of ancillary services, such as scheduling and call center management, pre-authorization and billing to manage the service line;
•	mitigate capital investment, financial risk and contracting for maintenance associated with the purchase of their own systems;
•

leverage our platform to gain access to radiology, oncology, interventional and other services for their patients when the demand for these services may not justify the purchase of dedicated, full-time systems and infrastructure; and

•	gain access to services under our regulatory and licensing approvals when they do not have these approvals.

Factors Affecting Our Results of Operations

Pricing

Continued expansion of health maintenance organizations, preferred provider organizations and other managed care organizations have influence over the pricing of our services because these organizations can exert great control over patients’ access to our services and reimbursement rates for accessing those services.

Cost of revenues

The principal components of our cost of revenues include: compensation paid to technologists, therapists, drivers and other clinical staff; system maintenance costs; insurance; medical supplies; system transportation; team members’ travel costs; and professional costs related to the delivery of radiation therapy and professional radiology interpretation services. Because a majority of these expenses are fixed, increased revenues as a result of higher scan and treatment volumes per system significantly improves our margins while lower scan and treatment volumes result in lower margins.

Selling, general and administrative expenses

The principal components of selling, general and administrative expenses are sales and marketing costs, corporate overhead costs, provision for doubtful accounts and share-based payment.

Net income attributable to noncontrolling interest and Earnings from unconsolidated subsidiaries

We record net income attributable to noncontrolling interest and earnings from unconsolidated investees related to our consolidated and unconsolidated subsidiaries, respectively. These subsidiaries primarily provide shared-service and fixed-site diagnostic imaging, radiation therapy, and interventional services.

Third-party payer reimbursement rates and policies

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

Results of Operations

The following table shows our consolidated statements of income for each of the years ended December 31:

	2016		2015		2014
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues	$505,549	100.0%	$473,054	100.0%	$436,387	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	285,746	56.5%	269,104	56.9%	237,420	54.4%
Selling, general and administrative expenses	96,663	19.1%	88,471	18.7%	79,903	18.3%
Transaction costs	1,886	0.4%	3,296	0.7%	2,344	0.5%
Shareholder transaction costs	4,219	0.8%	1,853	0.4%	—	—%
Severance and related costs	3,910	0.8%	1,347	0.3%	2,517	0.6%
Impairment charges	632	0.1%	6,817	1.4%	308	0.1%
Depreciation expense	54,972	10.9%	48,595	10.3%	54,971	12.6%
Amortization expense	10,561	2.1%	9,325	2.0%	7,880	1.8%
Interest expense, net	34,506	6.8%	26,241	5.5%	24,693	5.7%
Other income, net	(6,586)	(1.3)%	(12,255)	(2.6)%	(1,823)	(0.4)%
Total costs and expenses	486,509	96.2%	442,794	93.6%	408,213	93.5%
Income before income taxes, earnings from unconsolidated investees, and noncontrolling interest	19,040	3.8%	30,260	6.4%	28,174	6.5%
Income tax expense	2,852	0.6%	6,536	1.4%	7,327	1.7%
Earnings from unconsolidated investees	(1,290)	(0.3)%	(3,391)	(0.7)%	(4,654)	(1.1)%
Net income	17,478	3.5%	27,115	5.7%	25,501	5.8%
Less: Net income attributable to noncontrolling interest, net of tax	(16,985)	(3.4)%	(20,373)	(4.3)%	(14,883)	(3.4)%
Net income attributable to Alliance HealthCare Services, Inc.	$493	0.1%	$6,742	1.4%	$10,618	2.4%

The table below provides MRI statistical information for each of the years ended December 31:

	2016	2015	2014
MRI statistics:
Average number of total systems	278.0	257.2	249.2
Average number of scan-based systems	218.8	208.0	206.9
Scans per system per day (scan-based systems)	9.21	8.98	8.58
Total number of scan-based MRI scans	542,699	508,856	475,044
Revenue per scan	$311.03	$315.18	$339.84
Scan-based revenue (in thousands)	$168,795	$160,379	$161,440
Non-scan based revenue (in thousands)	$28,521	$23,514	$19,375

The table below provides PET/CT statistical information for each of the years ended December 31:

	2016	2015	2014
PET/CT statistics:
Average number of total systems	118.7	115.6	112.1
Average number of scan-based systems	110.5	107.9	105.1
Scans per system per day	5.51	5.36	5.32
Total number of PET/CT scans	138,644	139,828	137,313
Revenue per scan	$882.31	$890.35	$943.28
Scan-based revenue (in thousands)	$122,326	$124,495	$129,528
Non-scan based revenue (in thousands)	$4,601	$3,861	$3,696

The table below provides Oncology statistical information for each of the years ended December 31:

	2016	2015	2014
Oncology statistics:
Linac treatments	96,459	86,491	82,215
Stereotactic radiosurgery patients	3,574	3,416	3,100

The table below provides Interventional statistical information for each of the years ended December 31:

	2016	2015(1)	2014
Interventional statistics:
Visits(2)	231,526	148,610	N/A

(1)	2015 includes the period from February 17, 2015 to December 31, 2015.
(2)

A visit represents a unique patient encounter on a given day at a pain management clinic or ASC. A patient may have multiple current procedural terminology codes/procedures on a given day, which is measured as one visit. Additionally, one patient may be counted for multiple visits for services performed on different days. Visits exclude ancillary services, such as lab, LCMS and anesthesia.

Following are the components of revenue for each of the years ended December 31:

(in thousands)	2016	2015	2014
Revenue:
MRI	$197,316	$183,893	$180,815
PET/CT	126,927	128,356	133,224
Other radiology	26,556	27,378	29,424
Radiology	350,799	339,627	343,463
Oncology	107,220	99,957	92,924
Interventional	45,562	33,193	—
Corporate / Other	1,968	277	—
Total	$505,549	$473,054	$436,387

	Year ended December 31,
(in thousands)	2016	2015	2014
Total fixed-site imaging center revenue	$116,218	$110,649	$109,166

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue increased $32.5 million, or 6.9%, to $505.5 million in 2016 compared to $473.1 million in 2015 mostly due to increases in Radiology, Oncology and Interventional revenue of $11.2 million, $7.3 million and $12.4 million, respectively.

Total Radiology revenue increased by $11.2 million, or 3.3%, to $350.8 million in 2016. MRI revenue increased $13.4 million, or 7.3%, to $197.3 million in 2016, compared to $183.9 million in 2015. Scan-based MRI revenue increased $8.4 million, or 5.2%, to $168.8 million in 2016 from $160.4 million in 2015. The increase in scan-based MRI revenue was primarily due to year-over-year increases in the average number of scan-based systems in service, scans per system per day and total number of scan-based MRI scans, partially offset by a 1.3% decrease in revenue per scan from $315.18 in 2015 to $311.03 in 2016. The average number of scan-based systems in service increased to 218.8 systems in 2016 from 208.0 systems for the same prior year period. Scans per scan-based system per day increased to 9.21 in 2016 from 8.98 in 2015. Total scan-based MRI scan volume increased 6.7% to 542,699 scans in 2016 from 508,856 scans in 2015. Non-scan-based MRI revenue increased $5.0 million to $28.5 million in 2016 over the same period in 2015. Included in the revenue totals above are fixed-site imaging center revenues, which increased $5.6 million, or 5.0%, to $116.2 million in 2016 from $110.6 million in 2015. Same-store-growth (“SSG”) for MRI, which we calculate by comparing the cumulative scan, treatment or case volume at all locations in the current year’s period to the same period in the prior year, increased by 1.6% for the year ended December 31, 2016.

PET/CT revenue in 2016 decreased $1.4 million, or 1.1%, compared to 2015. Scan-based PET/CT revenue decreased $2.2 million, or 1.7%, to $122.3 million in 2016 from $124.5 million in 2015. As we priced competitively to protect and maintain our market share in the mobile imaging market, the average revenue per PET/CT scan decreased from $890.35 per scan in 2015 to $882.31 per scan in 2016. Total volume of PET/CT scans decreased 0.8%, from 139,828 scans in 2015 to 138,644 scans in 2016. The average number of scan-based PET/CT systems in service increased to 110.5 systems in 2016 compared to 107.9 systems in 2015. Scans per system per day increased to 5.51 in 2016 compared to 5.36 in 2015. Non-scan based PET/CT revenue increased $0.7 million to $4.6 million in 2016 over the same period in 2015. SSG for PET/CT increased by 6.7% for the year ended December 31, 2016.

Oncology revenue increased $7.3 million, or 7.3%, to $107.2 million in 2016 compared to $100.0 million in 2015, primarily due to a 11.5% increase in Linac treatments and a 4.6% increase in the number of SRS patients treated in 2016 when compared to 2015. The growth in Linac treatments was primarily due to our acquisitions of Pacific Cancer Institute (“PCI”) in the fourth quarter of 2015 and the formation of a comprehensive cancer care partnership in northern Alabama in November 2016. SSG for the year ended December 31, 2016 grew by 2.9% for Linac and 0.4% for SRS. The impact from positive SSG for Linac and SRS was partially offset by the effect of a fair market value rate adjustment in one of our partnerships in 2016, compared to 2015.

Interventional revenue increased $12.4 million, or 37.3%, to $45.6 million in 2016 compared to $33.2 million for the period from February 17, 2015 to December 31, 2015. The increase is primarily due to our acquisitions of The Pain Center of Arizona (“TPC”) in February 2015 and PRC Associates, LLC (“PRC”) in October 2015. Further discussion of the acquisitions is disclosed in Note 3 of “Notes to Consolidated Financial Statements” included in this Report beginning on page F-7.

At December 31, 2016, we had 298 MRI systems and 128 PET/CT systems. We had 276 MRI systems and 121 PET/CT systems at December 31, 2015. We operated 113 fixed-site imaging centers (including one unconsolidated investee) at December 31, 2016, compared to 116 fixed-site radiology centers (including one in unconsolidated investee) at December 31, 2015. We operated 33 radiation therapy centers and SRS facilities (including one unconsolidated investee) at December 31, 2016, compared to 32 radiation therapy centers and SRS facilities (including one unconsolidated investee) at December 31, 2015.

Cost of revenues, excluding depreciation and amortization, increased $16.6 million, or 6.2%, to $285.7 million in 2016 compared to $269.1 million in 2015. The overall increase in cost of revenues was primarily due to our new affiliations with TPC, PRC and PCI as well as incremental radiology resources to support volume growth. The increase in cost of revenues consists of a $14.9 million increase in compensation and related employee expenses, a $1.6 million increase in outsourced services expense, a $1.3 million increase in medical supplies expense, a $1.2 million increase in insurance expense, and a $1.2 million increase in office expense, partially offset by a $3.9 million decrease in management agreement expense. The decrease in management agreement expense was the result of the consolidation of Alliance-HNI, LLC (“AHNI”), effective August 1, 2015. Further discussion of the AHNI transaction is disclosed in Note 3 of “Notes to Consolidated Financial Statements” included in this Report beginning on page F-7. Cost of revenues, excluding depreciation and amortization, as a percentage of revenue, decreased to 56.5% in 2016, compared to 56.9% in 2015.

Selling, general and administrative expenses increased $8.2 million, or 9.3%, to $96.7 million in 2016 compared to $88.5 million in 2015. The increases in compensation and related expenses are related to the acquisition of Interventional practices and investments in infrastructure and systems to support higher revenues, entities and partnerships, as well as share-based compensation expenses related to a change in control in connection with the Tahoe Transaction. The increase to selling, general and administrative expenses consists of increases in compensation and related employee expenses of $12.0 million and share-based compensation expense of $1.5 million related to a change in control with the Tahoe Transaction, partially offset by a $6.0 million decrease in professional services. The decrease in professional services was primarily due to legal settlements paid in 2015. Selling, general and administrative expenses as a percentage of revenue was 19.1% in 2016 compared to 18.7% in 2015.

Transaction costs decreased $1.4 million, or 42.8%, to $1.9 million in 2016 compared to $3.3 million in 2015. Transaction costs represent due diligence and other expenses incurred in connection with business acquisitions and partnership investments pursuant to strategic planning by management.

Shareholder transaction costs of $4.2 million and $1.9 million in 2016 and 2015, respectively, are a direct result of the Tahoe Transaction, whereby Tahoe and the Selling Stockholders agreed to bear a specified portion of the transaction costs. Further discussion of the Tahoe Transaction is disclosed in Note 3 of “Notes to Consolidated Financial Statements” included in this Report beginning on page F-7.

Severance and related costs increased $2.6 million to $3.9 million in 2016 compared to $1.3 million in 2015. During 2016, an executive officer departed from our Company, leading to higher expenses.

Impairment charges decreased to $0.6 million in 2016 compared to $6.8 million in 2015. In 2016, in accordance with ASC 350, we performed an interim impairment test due to a deterioration in operating results related to an Oncology site location in Alabama. We revalued the indefinite-lived intangible asset specifically related to the single location and recorded a non-cash charge of $0.9 million. During 2015, we closed a radiation therapy center and, as a result, recorded a non-cash charge to write off $6.7 million of intangible assets not subject to amortization associated with that center in our Oncology Division. Further discussion of impairment charges is disclosed in Note 6 of “Notes to Consolidated Financial Statements” included in this Report beginning on page F-7.

Depreciation expense increased $6.4 million, or 13.1%, to $55.0 million in 2016 compared to $48.6 million in 2015 due to the year-over-year increase in the number of units in our fleet along with our decision to upgrade units we currently own as an alternative to purchasing new equipment.

Amortization expense increased $1.2 million, or 13.3%, to $10.6 million in 2016 compared to $9.3 million in 2015. This increase is primarily due to additional amortization charges related to intangible assets that were acquired in recent transactions. Further discussion of recent transactions is disclosed in Note 3 of “Notes to Consolidated Financial Statements” included in this Report beginning on page F-7.

Interest expense, net increased $8.3 million, or 31.5%, to $34.5 million in 2016 compared to $26.2 million in 2015, primarily due to increases in deferred financing costs associated with the amendments to our credit facility and borrowings under our senior secured credit agreement and equipment debt. Of the $8.3 million net increase, $5.6 million resulted from the March 29, 2016 third amendment to our credit facility, which was executed in connection with the Tahoe Transaction. This expense was paid by the buyer and sellers involved in the Tahoe Transaction.

Other income, net decreased $5.7 million to $6.6 million in 2016 compared to $12.3 million in 2015 primarily due to recognizing a non-cash gain of $10.7 million as a result of remeasuring to fair value our equity interest in AHNI acquired and consolidated during the third quarter of 2015, partially offset by a non-cash gain of $4.8 million during 2016 as a result of finalizing TPC’s, PCI’s and PRC’s earn-out obligations. Further discussion of the AHNI transaction and earn-out obligations is disclosed in Note 3 of “Notes to Consolidated Financial Statements” included in this Report beginning on page F-7.

Income tax expense was $2.9 million in 2016 compared to a $6.5 million in 2015. Our effective tax rate was 85.3% in 2016 compared to 49.2% in 2015. This rate differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including transaction costs in connection with the Tahoe Transaction.

Earnings from unconsolidated investees decreased $2.1 million, or 62.0%, to $1.3 million in 2016 compared to $3.4 million in 2015. The decrease in earnings from unconsolidated investees is primarily as a result from the consolidation of AHNI, effective August 1, 2015. Further discussion of the AHNI transaction is disclosed in Note 3 of “Notes to Consolidated Financial Statements” included in this Report beginning on page F-7.

Net income attributable to noncontrolling interest decreased $3.4 million, or 16.6%, to $17.0 million in 2016 compared to $20.4 million in 2015. The decrease was mostly attributable to a decrease in year-over-year net income derived from our joint venture partners.

Net income attributable to Alliance HealthCare Services, Inc. was $0.5 million, or $0.04 per share on a diluted basis, in 2016 compared to $6.7 million, or $0.62 per share on a diluted basis, in 2015.

Year Ended December 31, 2015 Compared to Year Ended December, 2014

Revenue increased $36.7 million, or 8.4%, to $473.1 million in 2015 compared to $436.4 million in 2014 due to net increases in MRI revenue of $3.1 million, Oncology revenue of $7.1 million and Interventional revenue of $33.2 million, partially offset by decreases of $4.8 million in PET/CT revenue and $1.8 million in other revenues. The increase in our Oncology revenue is due to an overall increase in patient volume, number of treatments performed and acquisitions. The increase in Interventional revenue was primarily due to an incremental $31.1 million from TPC and $3.1 million from PRC, both of which are 2015 joint venture acquisitions. MRI and PET/CT revenue remained consistent with prior year with a slight decrease of $1.7 million.

MRI revenue increased $3.1 million in 2015, or 1.7%, compared to 2014, primarily due to an increase in non scan-based MRI revenue of $4.1 million, or 21.4%, to $23.5 million in 2015 from $19.4 million in 2014, partially offset by a decrease in scan-based MRI revenue of $1.0 million, or 0.7%, to $160.4 million in 2015 from $161.4 million in 2014. The decrease in scan-based MRI revenue was primarily due to year-over-year decreases in the average revenue per MRI scan offset by increases in the number of the average scan-based systems in service and the average scans per system, per day. The average revenue per MRI scan decreased 7.3% to $315.18 in 2015 from $339.84 per scan in 2014, as we priced competitively to protect and maintain our market share in the mobile and fixed-site imaging market. The average number of scan-based systems in service increased 0.5% to 208.0 in 2015 from 206.9 systems in 2014, and average scans per system per day increased 4.7% to 8.98 in 2015 from 8.58 scans per day in 2014.

PET/CT revenue in 2015 decreased $4.8 million, or 3.6%, compared to 2014. This decrease was primarily due to a 5.6% decrease in the average revenue per PET/CT to $890.35 in 2015 from $943.28 per scan in 2014, as we priced competitively to protect and maintain our market share in the mobile imaging market, partially offset by an increase in the number of the average scan-based systems in service of 2.7%, or 107.9 in 2015 from 105.1 in 2014, and an increase in total PET/CT scan volumes of 1.8% to 139,828 scans in 2015 from 137,313 scans in 2014. Scans per system per day increased to 5.36 in 2015 compared to 5.32 in 2014.

Oncology revenue increased $7.1 million, or 7.6%, to $100.0 million in 2015 compared to $92.9 million in 2014, primarily due to a 5.2% increase, or 4,276 Linac treatments performed in 2015 when compared to 2014, and a 10.2% increase, or 316 additional SRS patients we treated in 2015 when compared to 2014. The growth in Linac treatments was primarily due to our acquisition of Charleston Area Radiation Therapy Centers (“CARTC”) in the fourth quarter of 2014.

Interventional revenue was $33.2 million in 2015, compared to $0 in 2014. Our Interventional Division was formed in February of 2015 with the acquisition of TPC. In October of 2015, we acquired a pain practice in Florida, creating the foundation of our Interventional segment.

Other revenues, which include other radiology revenue, management fees and other, decreased by $1.8 million, or 6.0%, to $27.7 million in 2015, compared to $29.4 million in 2014, primarily due to lower other radiology revenue.

At December 31, 2015, we had 276 MRI systems and 121 PET/CT systems. We had 258 MRI systems and 124 PET/CT systems at December 31, 2014. We operated 116 fixed-site imaging centers (including one unconsolidated investee) at December 31, 2015, compared to 117 fixed-site radiology centers (including one in unconsolidated investee) at December 31, 2014. We operated 32 radiation therapy centers and SRS facilities (including one unconsolidated investee) at December 31, 2015, compared to 31 radiation therapy centers and SRS facilities (including one unconsolidated investee) at December 31, 2014.

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

Transaction costs increased $1.0 million, or 40.6%, to $3.3 million in 2015 compared to $2.3 million in 2014 due to expenses incurred related to various acquisitions in 2015, including our joint venture partnerships with TPC and PRC, which provides interventional services and treatment for patients at multiple locations throughout Arizona and Florida.

Shareholder transaction costs of $1.9 million are a direct result from the Tahoe Transaction, whereby Tahoe and the Selling Stockholders agreed to bear a specified portion of the transaction costs. Further discussion of the Tahoe Transaction is disclosed in Note 3 of “Notes to Consolidated Financial Statements” included in this Report beginning on page F-7.

Impairment charges increased to $6.8 million in 2015 compared to $0.3 million in 2014. During 2015, we closed a radiation therapy center and, as a result, recorded a non-cash charge to write off $6.7 million of intangible assets not subject to amortization associated with that center in our Oncology Division. Further discussion of impairment charges is disclosed in Note 6 of “Notes to Consolidated Financial Statements” included in this Report beginning on page F-7.

Depreciation expense decreased $6.4 million, or 11.6%, to $48.6 million in 2015 compared to $55.0 million in 2014 due to the year over year increase in the number of units in our fleet that are fully depreciated along with our decision to upgrade units we currently own as an alternative to purchasing new equipment.

Amortization expense increased $1.4 million, or 18.3%, to $9.3 million in 2015 compared to $7.9 million in 2014. This increase is primarily due to additional amortization charges related to intangible assets that were acquired in recent transactions. Further discussion of recent transactions is disclosed in Note 3 of “Notes to Consolidated Financial Statements” included in this Report beginning on page F-7.

Interest expense, net increased $1.5 million, or 6.3%, to $26.2 million in 2015 compared to $24.7 million in 2014, primarily due to increased borrowings under our senior secured credit agreement and increased equipment debt.

Other income, net increased to $12.3 million in 2015 compared to $1.8 million in 2014. As a result of consolidating AHNI in 2015, we recorded a non-cash gain on step acquisition of $10.7 million. Further discussion of the AHNI transaction is disclosed in Note 3 of “Notes to Consolidated Financial Statements” included in this Report beginning on page F-7.

Income tax expense was $6.5 million in 2015 compared to a $7.3 million in 2014. Our effective tax rates differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, such as shareholder transaction costs.

Earnings from unconsolidated investees decreased $1.3 million, or 27.1%, to $3.4 million in 2015 compared to $4.7 million in 2014. The decrease in earnings from unconsolidated investees is primarily a result of the consolidation of AHNI, effective August 1, 2015. Further discussion of the AHNI transaction is disclosed in Note 3 of “Notes to Consolidated Financial Statements” included in this Report beginning on page F-7.

Net income attributable to noncontrolling interest increased $5.5 million, or 36.9%, to $20.4 million in 2015 compared to $14.9 million in 2014. The increase is mostly due to improved net income we derived from our joint venture partners, and to a lesser degree, the addition of new joint ventures in 2015.

Net income attributable to Alliance HealthCare Services, Inc. was $6.7 million, or $0.62 per share on a diluted basis, in 2015 compared to $10.6 million, or $0.98 per share on a diluted basis, in 2014.

Adjusted EBITDA

Total Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the U.S. (“GAAP”). We believe that, in addition to GAAP metrics, this non-GAAP metric is a useful measure for investors for a variety of reasons. Our management regularly communicates Adjusted EBITDA and their interpretation of such results to our board of directors. We also compare actual periodic Adjusted EBITDA against internal targets as a key factor in determining cash incentive compensation for executives and other employees, largely because we view Adjusted EBITDA results as indicative of how our radiology, oncology and interventional businesses are performing and are being managed.

We define Adjusted EBITDA as net income before: income tax (benefit) expense; interest expense, net; depreciation expense; amortization expense; share-based payment; severance and related costs; net income attributable to noncontrolling interest in subsidiaries; restructuring charges; transaction costs; shareholder transaction costs; impairment charges; legal matters expense, net; changes in fair value of contingent consideration related to acquisitions; non-cash gain on step acquisition; and other non-cash (benefits) charges, which include non-cash (gains) losses on sales of equipment.

The presentation of a non-GAAP metric does not imply that the reconciling items presented are non-recurring, infrequent or unusual. In general, non-GAAP metrics have certain limitations as analytical financial measures and are used in conjunction with GAAP results to evaluate our operating performance and by considering independently the economic effects of the items that are or are not reflected in non-GAAP metrics. We compensate for such limitations by providing GAAP-based disclosures concerning the excluded items in our financial disclosures. As a result of these limitations, and because non-GAAP metrics may not be directly comparable to similarly titled measures reported by other companies, the non-GAAP metrics are not an alternative to the most directly comparable GAAP measure or any other GAAP measure of operating performance.

Total Adjusted EBITDA in 2016 increased 0.2% to $131.5 million from $131.3 million in 2015. The changes in Adjusted EBITDA by segment are shown below. The overall increase was primarily driven by increases in Radiology and Oncology Adjusted EBITDA, partially offset by decreases in Interventional and Corporate / Other Adjusted EBITDA. Radiology Adjusted EBITDA increased due to strong customer retention and continued SSG in volume. Radiology Adjusted EBITDA was also impacted by the August 1, 2015 step acquisition and subsequent consolidation of AHNI discussed in Note 3 of “Notes to Consolidated Financial Statements” included in this Report beginning on page F-7. Oncology Adjusted EBITDA increased primarily due to acquisitions during the fourth quarter of 2015 and 2016, partially offset by an impairment charge of $0.9 million in 2016. In 2016, in accordance with ASC 350, we performed an interim impairment test due to a deterioration in operating results related to an Oncology site location in Alabama and revalued the indefinite-lived intangible asset specifically related to the single location. The decrease in Interventional Adjusted EBITDA was primarily due to pressure on volume in our pain management clinics and a decrease in our laboratory business. Corporate / Other Adjusted EBITDA decreased due to investments in organization, systems and infrastructure to support expanded workforce, entities and partnerships as well as expansion into China.

	Year Ended December 31,
(dollars in thousands)	2016	2015	$ Change	% Change
Adjusted EBITDA(1):
Radiology	$96,828	$94,475	$2,353	2.5%
Oncology	46,609	43,112	3,497	8.1%
Interventional	3,935	5,175	(1,240)	(24.0)%
Corporate / Other	(15,904)	(11,502)	(4,402)	(38.3)%
Total	$131,468	$131,260	$208	0.2%
(1)

Adjusted EBITDA by segment includes inter-segment operating expense allocations from Corporate / Other to Radiology and Oncology of $18.9 million and $6.0 million, respectively, in 2016, and $18.9 million and $6.4 million, respectively, in 2015.

Total Adjusted EBITDA decreased 3.3% to $131.3 million in 2015 from $135.8 million in 2014. The changes in Adjusted EBITDA by segment are shown below. The overall decrease was primarily driven by a $10.2 million decrease in Radiology Adjusted EBITDA, partially offset by a $5.2 million increase in Interventional Adjusted EBITDA in 2015. The decrease in Radiology Adjusted EBITDA was primarily due to competitive pricing pressure in our PET/CT business and a year-over-year decrease in add-backs to reach Adjusted EBITDA. In 2015, we expanded into the interventional business line with the acquisitions of TPC and PRC on February 17, 2015 and October 14, 2015, respectively.

	Year Ended December 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Adjusted EBITDA:
Radiology	$94,475	$104,681	$(10,206)	(9.7)%
Oncology	43,112	41,846	1,266	3.0%
Interventional	5,175	—	5,175	N/A
Corporate / Other	(11,502)	(10,772)	(730)	(6.8)%
Total	$131,260	$135,755	$(4,495)	(3.3)%
(1)

Adjusted EBITDA by segment includes inter-segment operating expense allocations from Corporate / Other to Radiology and Oncology of $18.9 million and $6.4 million, respectively, in 2015, and $20.9 million and $4.9 million, respectively, in 2014.

The reconciliation of net income to Adjusted EBITDA is shown below:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net income attributable to Alliance HealthCare Services, Inc.	$493	$6,742	$10,618
Income tax expense	2,852	6,536	7,327
Interest expense, net	34,506	26,241	24,693
Depreciation expense	54,972	48,595	54,971
Amortization expense	10,561	9,325	7,880
Share-based payment (included in “Selling, general and administrative expenses”)	3,176	1,701	1,515
Severance and related costs	3,910	1,347	2,517
Net income attributable to noncontrolling interest	16,985	20,373	14,883
Restructuring charges	1,635	1,327	2,602
Transaction costs	1,886	3,296	2,344
Shareholder transaction costs	4,219	1,853	—
Impairment charges	632	6,817	308
Legal expense matters, net	106	6,915	5,587
Changes in fair value of contingent consideration related to acquisitions (included in “Other income, net”)	(4,790)	—	—
Non-cash gain on step acquisition (included in “Other income, net”)	—	(10,672)	—
Other non-cash charges, net (included in “Other income, net”)	325	864	510
Adjusted EBITDA	$131,468	$131,260	$135,755

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $108.8 million, $92.5 million and $100.6 million of cash flow from operating activities in 2016, 2015 and 2014, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging, radiation oncology, interventional services and other revenues. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts decreased by $0.7 million in 2016 compared to 2015 and increased by $0.3 million in 2015 compared to 2014. Our number of days of revenue outstanding for our accounts receivable falls within our expected range and historical experience at 55 days as of December 31, 2016 and 53 days at December 31, 2015 and 2014. We believe our number of days of revenue outstanding is comparable to other radiology and oncology providers. As of December 31, 2016, we had $24.1 million of available borrowings under our revolving loan facility, net of $21.5 million outstanding on the revolving loan facility and $4.4 million outstanding in letters of credit.

We used cash of $92.3 million, $118.5 million and $58.7 million for investing activities in 2016, 2015 and 2014, respectively. Investing activities in 2016 included $56.4 million in cash used for equipment purchases, $11.8 million in cash used for deposits on equipment and $25.9 million in cash used for acquisitions, net of cash received, partially offset by $1.8 million of proceeds from sales of assets. We used cash of $25.9 million for acquisition activities in 2016, primarily to purchase a 45.1% membership interest in North Alabama Cancer Care Organization (“NACCO”) and the mobile radiology business practice of American Health Centers, Inc. (“AHC”). Further discussion of these transactions is disclosed in Note 3 of “Notes to Consolidated Financial Statements” included in this Report beginning on page F-7.

Investing activities in 2015 included $55.5 million for equipment purchases, $49.1 million in cash used for acquisitions, and $15.8 million in cash used for deposits on equipment, partially offset by $1.9 million of proceeds from sales of assets. We used cash of $49.1 million for acquisition activities in 2015, primarily to purchase membership interests of approximately 59%, 60% and 95% in TPC, PRC and PCI, respectively. Further discussion of these transactions is disclosed in Note 3 of “Notes to Consolidated Financial Statements” included in this Report beginning on page F-7.

We may continue to use cash for acquisitions in the future. Other than acquisitions, our primary use of capital resources is to fund capital expenditures. We spend capital to:

•	purchase new systems;
•	replace less advanced systems with new systems;
•	upgrade MRI, PET/CT and radiation oncology systems; and
•	upgrade our corporate infrastructure, primarily in information technology.

Capital expenditures totaled $56.4 million, $55.5 million and $32.2 million in 2016, 2015 and 2014, respectively. We purchased 18 MRI systems, 12 PET/CT systems, 4 radiation therapy systems and 41 other imaging equipment units, upgraded various imaging equipment and traded-in or sold a total of 34 systems during 2016. We expect to purchase additional systems in 2017 and finance substantially all of these purchases with our available cash, cash from operating activities and equipment leases.

Net cash used in financing activities totaled $32.4 million was primarily due to principal payments on equipment debt and capital lease obligations of $16.9 million, principal payments on revolving loan facility of $61.0 million, principal payments on term loan facility of $5.2 million, payments of debt issuance costs and deferred financing costs of $25.7 million, and distributions to noncontrolling interest in subsidiaries of $23.5 million, partially offset by our proceeds from shareholder transaction of $28.6 million, proceeds from equipment debt of $7.1 million, proceeds from revolving loan facility of $63.0 million and contributions from noncontrolling interest in subsidiaries of $1.4 million.

We had cash and cash equivalents of $22.2 million and $38.1 million at December 31, 2016 and 2015, respectively. Available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we cannot assure that access to our invested cash and cash equivalents will not be affected by adverse conditions in the financial markets.

At December 31, 2016 and 2015, we had $15.4 million and $29.5 million, respectively, in our accounts with third-party financial institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be adversely affected if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.

We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving loan facility, will be sufficient over the next year to fund anticipated capital expenditures and make required payments of principal and interest on our debt and other contracts. As of December 31, 2016, we are in compliance with all financial covenants contained in our senior secured credit agreement.

Acquisitions

We typically use cash from our balance sheet and our revolving loan facility to fund acquisitions. During 2016, a total of $25.9 million in cash was paid for acquisitions and for the settlement of holdback liabilities. Further discussion of our acquisitions is disclosed in Note 3 of “Notes to Consolidated Financial Statements” included in this Report beginning on page F-7.

Credit Facility

On June 3, 2013, we replaced our existing credit facility with a new senior secured credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement consists of (i) a $340.0 million, six-year term loan facility, (ii) a $50.0 million, five-year revolving loan facility, including a $20.0 million sublimit for letters of credit, (iii) uncommitted incremental loan facilities of $100.0 million of revolving or term loans, plus an additional amount if our pro forma leverage ratio is less than or equal to 3.25, subject to receipt of lender commitments and satisfaction of specified conditions, and (iv) an $80.0 million delayed draw term loan facility, which was required to be drawn within thirty days of June 3, 2013 and used for the redemption of our $190.0 million 8% Senior Notes (“Notes”).

On July 3, 2013 the delayed draw term loan facility was utilized, of which the proceeds were used to redeem $80.0 million in aggregate principal amount of our outstanding Notes. The delayed draw term loan facility converted into, and matched the terms of, the new $340.0 million term loan facility.

Borrowings under the Credit Agreement bear interest through maturity at a variable rate based upon, at our option, either the London interbank offered rate (“LIBOR”) or the base rate (which is the highest of the administrative agent’s prime rate, one-half of 1.00% in excess of the overnight federal funds rate, and 1.00% in excess of the one-month LIBOR rate), plus, in each case, an applicable margin. With respect to the term loan facility, the applicable margin for LIBOR loans is 3.25% per annum, and with respect to the revolving loan facility, the applicable margin for LIBOR loans ranges from 3.00% to 3.25% per annum, based on the applicable leverage ratio, and in each case, with a LIBOR floor of 1.00%. The applicable margin for base rate loans under the term loan facility is 2.25% per annum and under the revolving loan facility ranges from 2.00% to 2.25% per annum, based on the applicable leverage ratio. Prior to the refinancing of the term loan facility, the applicable margin for base rate loans was 4.25% per annum and the applicable margin for the revolving loan facility was 5.25% per annum, with a LIBOR floor of 2.00%. We are required to pay a commitment fee which ranges from 0.375% to 0.50% per annum, based on the applicable leverage ratio, on the undrawn portion available under the revolving loan facility and variable per annum fees with respect to outstanding letters of credit.

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

The Credit Agreement also contains a leverage ratio covenant requiring us to maintain a maximum ratio of consolidated total debt to Consolidated Adjusted EBITDA that ranges from 4.95 to 1.00 to 4.30 to 1.00. At December 31, 2016, the Credit Agreement requires a maximum leverage ratio of not more than 4.55 to 1.00. Beginning in the quarter ending March 31, 2017 and for quarterly periods thereafter, the maximum leverage ratio will be 4.30 to 1.00. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the Credit Agreement. As of December 31, 2016, our ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 4.03 to 1.00. As of December 31, 2016, there was $497.7 million outstanding under the term loan facility and $21.5 million in borrowings under the revolving loan facility.

Amendments to Credit Agreement

On October 11, 2013, the Company entered into an amendment to the Credit Agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “First Amendment”). Pursuant to the First Amendment, the Company raised $70.0 million in incremental term loan commitments to repurchase the remaining outstanding Notes. On December 2, 2013, the Company borrowed $70.0 million of incremental term loans, and with such proceeds plus borrowings under its revolving loan facility and cash on hand, completed the redemption of its outstanding Notes on December 4, 2013. As a result of this transaction, we recognized a loss on extinguishment totaling $3.8 million including $1.7 million of expense related to unamortized deferred costs and associated discount, as well as $2.0 million for the related call premium.

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

The quarterly amortization payments of all term loans under the credit facility for the first five and one-half years was initially established at $1.1 million. The quarterly amortization payment was increased to $1.3 million in June 2015 pursuant to the Second Amendment. We are also required to make mandatory prepayments of term loans under the Credit Agreement, subject to specified exceptions, from excess cash flow (as defined in the Credit Agreement), and with the proceeds of asset sales, debt issuances and specified other events.

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

On March 29, 2016, we entered into a third amendment to the Credit Agreement, in connection with the Tahoe Transaction, with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Third Amendment”). Pursuant to the Third Amendment, (i) the defined term “Investors” was amended to include THAIHOT Investment Company Limited, a subsidiary of Tahoe, so that the sale by the Selling Stockholders would not be deemed to constitute a change of control and (ii) the soft call provision was reinstated to commence on the date the Third Amendment is effective and end the date that is twelve months after such commencement. Fees associated with the Third Amendment of $25.0 million were paid by both the buyer and sellers in the Tahoe Transaction.

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

Equipment Debt

Our equipment debt is comprised of financing arrangements with various lenders. Certain of our equipment debt obligations are subject to covenants with which we must comply on a quarterly or annual basis. We were in compliance with all such covenants except in regards to an agreement between Bank of the West (“BOW”) and one of our controlled joint ventures. Such financial covenants require the maintenance of minimum cash and cash equivalents and minimum EBITDA for the trailing four-quarter period at the end of each fiscal quarter. Our equipment debt outstanding under this arrangement as of December 31, 2016 was $4.7 million. A waiver was obtained from BOW for the violation of the financial covenants for the period from July 1, 2016 to March 31, 2017.

Interest Rate Swaps

We entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of our variable-rate bank debt. At December 31, 2016, we had interest rate swap agreements to hedge approximately $15.5 million of variable-rate bank debt or 2.7% of total debt. At December 31, 2015, we had interest rate swap and cap agreements to hedge approximately $265.9 million of variable-rate bank debt or 46.0% of total debt. Over the next twelve months, we expect to reclassify $42,000 from accumulated other comprehensive income (loss) to interest expense, net.

Contractual Obligations

We have maintenance contracts with our equipment vendors for substantially all our radiology and oncology equipment. The contracts are between 1 and 5 years from inception and extend through the year 2021 but may be canceled by us under certain circumstances.

The maturities of our long-term debt, including interest, future payments under our capital and operating leases and binding equipment purchase commitments as of December 31, 2016 are as follows:

(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Term loan facility	$5,200	$5,200	$487,274	$—	$—	$—	$497,674
Revolving loan facility	—	21,500	—	—	—	—	21,500
Equipment loans	12,628	10,086	8,547	6,166	1,916	—	39,343
Operating leases (1)	15,715	13,872	7,761	6,559	5,590	37,810	87,307
Capital leases	3,354	3,544	3,673	4,659	810	—	16,040
Letters of credit	—	4,411	—	—	—	—	4,411
Purchase commitments	17,921	—	—	—	—	—	17,921
Total contractual obligation payments	54,818	58,613	507,255	17,384	8,316	37,810	684,196
Amount representing interest	23,918	22,518	9,431	311	55	—	56,233
Future contractual obligations	$78,736	$81,131	$516,686	$17,695	$8,371	$37,810	$740,429

(1)	Includes all operating leases through the end of their main lease term, excluding options on facility leases.

We have omitted our liability for self-insurance, contingent consideration for acquisitions and unrecognized tax benefits of $4.1 million, $0.6 million and $0.3 million, respectively, at December 31, 2016 from the above table because we cannot determine with certainty when these liabilities will be settled. Although we believe that it is reasonably possible that the amount of these liabilities will change in the next twelve months, we do not expect the change will have a material impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

We periodically enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. We describe these arrangements in Note 12 of “Notes to Consolidated Financial Statements” included in this Report beginning on page F-7.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

We derive the majority of our revenue directly from healthcare providers, primarily for imaging and radiation oncology services. To a lesser extent, we generate revenues from direct billings to patients or their medical payers, and we record these revenues net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from direct patient billing amounted to approximately 25%, 20% and 20% of revenues in the years ended December 31, 2016, 2015 and 2014, respectively. We continuously monitor collections from direct patient billings and compare these collections to revenue, net of contractual discounts, recorded at the time of service. While these contractual discounts have historically been within our expectations and the provisions established, an inability to accurately estimate contractual discounts in the future could have a material adverse effect on our operating results. Because the price is pre-determined, we recognize all revenues when we deliver the radiology service and collectability is reasonably assured, which is based upon contractual terms with healthcare providers and negotiated rates with third-party payers and patients.

Accounts Receivable

We provide shared and single-user diagnostic imaging and oncology equipment and technical support services to the healthcare industry and directly to patients on an outpatient basis. Substantially all of our accounts receivable are due from hospitals, other healthcare providers and health insurance providers, including Medicare, located throughout the U.S. Services are generally provided under long-term contracts with hospitals and other healthcare providers or directly to patients, and generally collateral is not required. We generally collect receivables within industry norms for third-party payers. We continuously monitor collections from our clients and maintain an allowance for estimated credit losses based upon any specific client collection issues that we have identified and our historical experience. Although those credit losses have historically been within our expectations and the provisions established, an inability to accurately estimate credit losses in the future could have a material adverse effect on our operating results.

Goodwill and Long-Lived Assets

ASC 350 requires that goodwill and indefinite-lived intangible assets are not amortized but instead tested for impairment at least annually at the reporting unit level. In addition, ASC 350 defines a reporting unit as an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit under ASC 350 if the component constitutes a business for which discrete financial information is available and used by management. We have evaluated ASC 350 and concluded there are three operating segments: Radiology, Oncology and Interventional. We have assessed that each component listed above meets the definition of a reporting unit based on the conclusions that each component constitutes a business, discrete financial information is available for each component, and management regularly reviews the results of such financial information.

In accordance with ASC 350, we performed an annual impairment test in the fourth quarter for goodwill and indefinite-lived intangible assets or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Such indicators include a sustained significant decline in our market capitalization or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate.

In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step quantitative goodwill impairment test. First, for each reporting unit we compare its estimated fair value with its net book value. If the estimated fair value significantly exceeds its net book value, goodwill is deemed not to be impaired, and no further testing is necessary. If the estimated fair value does not significantly exceed its net book value, we then perform a second test to calculate the amount of impairment, if any. To determine the amount of any impairment, we determine the implied fair value of goodwill. Specifically, we determine the fair value of all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical calculation that yields the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we record an impairment charge for the difference.

The impairment analysis in the first step utilizes two primary approaches to calculate the fair value of the reporting unit: the discounted cash flow method (“DCF”) and the Guideline Public Company (“GPC”) method.

Under the DCF method, value is measured as the present worth of anticipated future net cash flows generated by a business. In a multi-period model, net cash flows attributable to a business are forecast for an appropriate period and then discounted to present value using an appropriate discount rate. In a single-period model, net cash flow or earnings for a normalized period are capitalized to reach a determination of present value. The methods, key assumptions, degree of uncertainty associated with the key assumptions and the potential events or changes in circumstances that could reasonably be expected to negatively affect the key assumptions with respect to the reporting unit are the estimated future net cash flows generated and the discount rate applied to capture the associated risks. The ability to achieve anticipated future net cash flows is subject to numerous assumptions and risks, including company-specific risks such as the ability to maintain and grow revenues, maintain or improve operating margins, control costs and anticipate working capital requirements. The anticipated future net cash flows are also dependent on industry-level factors, such as the impact of the Patient Protection and Affordable Care Act of 2010 on patient volumes and cost reimbursement levels and continued availability of qualified doctors and other medical professionals who are necessary to staff our operations, among other potential impacts.

Under the GPC method, value is estimated by comparing the subject company to similar companies with publicly-traded ownership interests. Guideline companies are selected based on comparability to the subject company, and valuation multiples are calculated and applied to subject company operating data. The key assumption used in connection with the GPC method focuses on identifying guideline companies that operate in the same (or similar) line of business as the reporting units with the same (or similar) operating characteristics. Eligible companies were selected based on Global Industry Classification Standard codes, Standard Industrial Classification codes, company descriptions, and industry affiliations. Considered factors include relative risk, profitability, and growth considerations of the reporting unit relative to the guideline companies. Value estimates for the reporting unit involve using multiples of market value of invested capital excluding cash to revenue and earnings before interest, income taxes, depreciation and amortization (“EBITDA”). Valuations derived using the GPC method rely on information primarily obtained from available industry market data and publicly available filings with the Securities and Exchange Commission (“SEC”).

In testing indefinite-lived intangible assets for impairment, we first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If we conclude that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, we conduct a two-step quantitative impairment test, which consist of a comparison of the fair value to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

ASC 350 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 360, “Property, Plant, and Equipment.” For additional information, see Note 6 of “Notes to Consolidated Financial Statements” included in this Report beginning on page F-7.

Goodwill was tested for impairment at the reporting unit level as of October 1, 2016 and October 1, 2015, the dates of our annual impairment review for the years ended December 31, 2016 and 2015, respectively. We made a qualitative assessment of whether goodwill impairment exists. Based on negative industry trends and a decline in our stock price, we performed the first step of the impairment test. In estimating fair values, we gave equal weight to an income approach (the DCF method) and a market approach (the GPC method).

In both 2016 and 2015, the respective annual impairment tests yielded individual fair values for each reporting unit that exceeded their respective carrying values and were not considered at risk of impairment. The estimated fair value at October 1, 2016 exceeded carrying value by 103%, 6% and 8% for the Radiology, Oncology and Interventional reporting units, respectively. Changes in these estimates or assumptions could materially affect the determination of fair value and the conclusions of the first step of our impairment test. In addition to our annual review, we perform a test of impairment when indicators of impairment are present. As of December 31, 2016 and 2015, there were no indications of impairment of our goodwill balances.

The following table summarizes the allocation of goodwill and total assets by segment.

	Radiology		Oncology		Interventional
(in thousands)	Goodwill	Total Assets	Goodwill	Total Assets	Goodwill	Total Assets
Balance at December 31, 2015	$44,822	$280,497	$27,589	$213,698	$30,371	$83,480
Balance at December 31, 2016	$45,157	$301,137	$42,320	$256,456	$31,653	$82,221

Indefinite-lived intangible assets, which consist of CONs and regulatory authority rights were tested for impairment at as of October 1, 2016 and October 1, 2015. We elected to perform a qualitative assessment of factors to determine whether further impairment testing was required. Based on our testing, we concluded there was no impairment of indefinite-lived intangible assets as of October 1, 2016. In addition to our annual review, we perform an impairment test when indicators of impairment are present. As of December 31, 2016 and 2015, there were no indications of impairment of our indefinite-lived intangible assets balances.

See Notes 6 and 7 of “Notes to Consolidated Financial Statements” included in this Report beginning on page F-7 for further details of our impairment tests.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please refer to Note 2 of “Notes to Consolidated Financial Statements” included in this Report beginning on page F-7.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provide our services exclusively in the U.S. and receive payment for our services exclusively in U.S. dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Historically, inflation has not had a material effect on our results of operations. Severe increases in inflation, however, could affect the U.S. economy and could have an adverse impact on our business, financial condition and results of operations.

We are exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. Our total variable-rate debt was $533.9 million at December 31, 2016, and we held various interest rate swap agreements denominated in U.S. dollars that effectively convert $13.6 million of our variable-rate debt to fixed-rate debt as of December 31, 2016. Our interest rate swap derivative instruments are held and used as a tool for managing interest rate risk. The counterparties to the swap instruments are large financial institutions that we believe are of high-quality creditworthiness. While we may be exposed to potential losses due to the credit risk of non-performance by these counterparties, such losses are not anticipated. The fair value of the interest rate swaps was determined to be a net asset of $4,000 at December 31, 2016. Based on the level of variable-rate debt outstanding as of that date, a 100 basis point increase in the weighted average interest rate would have increased our annual pre-tax interest expense by approximately $4.0 million.

Our interest expense is sensitive to changes in the general level of interest rates in the U.S., particularly because the majority of our indebtedness bears interest at variable rates. The recorded carrying amount of our long-term debt under our credit facility approximates fair value because those borrowings have variable rates that reflect currently available terms and conditions for similar debt. To decrease the risk associated with interest rate increases, we have entered into multiple interest rate swap and cap agreements for a portion of our variable-rate debt. These swaps and caps are designated as cash flow hedges of variable future cash flows associated with our long-term debt.

The swaps expose us to credit risk if the counterparties to the agreements do not or cannot meet their obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swaps. On a quarterly basis, the counterparties are evaluated for non-performance risk. Further discussion of our derivative instruments is disclosed in Note 11 of “Notes to Consolidated Financial Statements” included in this Report beginning on page F-7.
Our interest income is sensitive to changes in the general level of interest rates in the U.S., particularly because the majority of our investments are in cash equivalents. We maintain our cash equivalents in financial instruments with original maturities of 90 days or less. Cash and cash equivalents are invested in interest bearing funds managed by third-party financial institutions. At December 31, 2016, we had cash and cash equivalents of $22.2 million, of which $15.4 million was held in accounts that are with third-party financial institutions that exceed the FDIC insurance limits.

The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short-term maturities.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For long-term debt obligations, the table presents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates.

	Expected Maturity as of December 31, 2016
(dollars in thousands)	2017	2018	2019	2020	2021	Total	Fair Value
Liabilities:
Long-term debt:
Variable-rate	$10,438	$30,103	$489,598	$2,167	$1,633	$533,939	$526,475
Average interest rate	4.22%	4.21%	3.52%	2.48%	2.28%	3.34%
Fixed-rate	$10,214	$9,679	$9,663	$8,659	$1,093	$39,308	$41,572
Average interest rate	4.73%	4.62%	4.64%	4.50%	4.67%	4.63%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in this Report beginning on page F-2.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management has concluded that as of December 31, 2016 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting as of December 31, 2016, has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the last fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alliance HealthCare Services, Inc.

Newport Beach, California

We have audited the internal control over financial reporting of Alliance HealthCare Services, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Alliance HealthCare Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the consolidated financial statement schedule as of and for the year ended December 31, 2016 of the Company, and our report dated March 10, 2017, expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

DELOITTE & TOUCHE LLP

Costa Mesa, California
March 10, 2017

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K, other than that relating to identification of our executive officers, will be included in our 2017 definitive proxy statement and is incorporated herein by reference. The information required by Item 10 of Form 10-K relating to identification of our executive officers is incorporated by reference from Item 1 of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K will be included in our 2017 definitive proxy statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K with respect to security ownership of certain beneficial owners and management will be included in our 2017 definitive proxy statement and is incorporated herein by reference.

The information required by Item 12 of Form 10-K with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K will be included in our 2017 definitive proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K will be included in our 2017 definitive proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Form 10-K:
1	Financial Statements:

See Index to Consolidated Financial Statements and Schedule on page 60 of this report on Form 10-K.

2	Financial Statement Schedules:

See Index to Consolidated Financial Statements and Schedule on page 60 of this report on Form 10-K.

All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and related notes for the years ended December 31, 2016, 2015 and 2014.

3	Exhibits:

The following exhibits are filed as part of, or incorporated by reference into, this report on Form 10-K.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Alliance. (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on August 14, 2001)

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

3.1.3	Amendment to the Amended and Restated Bylaws of Alliance HealthCare Services, Inc. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on June 9, 2016)

3.2	Amended and Restated By-laws of Alliance. (Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on August 14, 2001)

3.2.1	Certain Amended and Restated Provisions of the By-laws of Alliance. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 10-Q (File No. 001-16609) with the SEC on December 20, 2007)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Alliance. (Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on August 14, 2001)

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

Exhibit No.	Description

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

10.11*

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

10.13*

Amendment of Employment Agreement, dated as of April 16, 2007, between Howard K. Aihara and Alliance Imaging, Inc. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on April 20, 2007)

10.14*

New form of non-qualified stock option agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated. (Filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 12, 2008)

10.15*

Form of Restricted Stock Award Agreement under the 1999 Equity Plan for Employees of Alliance and Subsidiaries, as amended and restated (For Director Awards Only). (Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 10, 2009)

10.16*

Amendment to the Alliance Imaging, Inc. Directors’ Deferred Compensation Plan, as amended and restated. (Filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 10, 2009)

10.17*

Second Amendment of Employment Agreement, dated as of December 9, 2008, between Howard K. Aihara and Alliance Imaging, Inc. (Filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 001-16609) with the SEC on March 10, 2009)

10.18

Credit Agreement, dated as of June 3, 2013, among Alliance HealthCare Services, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent and the lenders party thereto. (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on August 7, 2013)

10.19

Amendment No. 1 to Credit Agreement, dated as of October 11, 2013, among Alliance HealthCare Services, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent and the lenders party thereto. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on October 16, 2013)

10.20

Incremental Term Loan Commitment Agreement, dated October 11, 2013, by and among the Company, Credit Suisse AG, Cayman Islands Branch, as administrative agent and other lenders party thereto. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on October 16, 2013)

10.21

Registration Rights Agreement, dated as of November 2, 1999, by and among Alliance Imaging, Inc., Viewer Holdings LLC, and the other parties thereto. (Filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-4 (File No. 333-60682), filed with the SEC on May 10, 2001)

10.22

Assignment and Assumption Agreement, dated as of March 29, 2016, to the Registration Rights Agreement, dated as of November 2, 1999. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on March 29, 2016)

10.23*

Offer Letter, dated as of February 15, 2016,  by and between Rhonda Longmore-Grund and Alliance HealthCare Services, Inc. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on February 17, 2016)

10.24*

Offer Letter, dated as of July 29, 2013, between Percy C. Tomlinson and Alliance HealthCare Services Inc. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on August 2, 2013)

Exhibit No.	Description
10.25*

Executive Severance Agreement, dated October 1, 2013, between Percy C. Tomlinson and Alliance HealthCare Services, Inc. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on August 2, 2013)

10.26*

Amendment to Executive Severance Agreement, dated March 23, 2016, between Percy C. Tomlinson and Alliance HealthCare Services, Inc. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on March 23, 2016)

10.27

Amendment No. 2 to Credit Agreement, dated as of June 19, 2015, among the Company, Credit Suisse AG, Cayman Islands Branch, as administrative agent and the lenders party thereto. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on June 23, 2015)

10.28

Incremental Term Loan Commitment Agreement, dated June 19, 2015, by and among the Company, Credit Suisse AG, Cayman Islands Branch, as administrative agent and other lenders party thereto. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on June 23, 2015)

10.29*

Form of Restricted Stock Award Agreement in connection with the 2016 Long-Term Incentive Program. (Filed as Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on May 5, 2016)

10.30*

Form of Non-qualified Stock Option Agreement in connection with the 2016 Long-Term Incentive Program. (Filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on May 5, 2016)

10.31*	Management Incentive Plan. (Filed as Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on May 5, 2016)

10.32*

Form of Long-Term Incentive Compensation Arrangement Award Letter in connection with the 2016 Long-Term Incentive Program. (Filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q (File No. 001-16609) with the SEC on May 5, 2016)

10.33	Alliance HealthCare Services, Inc. Form of Indemnification Agreement. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on June 9, 2016

10.34

Amendment No. 3 to Credit Agreement, dated as of March 29, 2016, among the Company, Credit Suisse AG, Cayman Islands Branch, as administrative agent and the lenders party thereto. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on March 29, 2016),

10.35

Governance, Voting and Standstill Agreement, dated as of March 29, 2016, among the Company and THAIHOT Investment Company Limited. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-16609) with the SEC on March 29, 2016)

21.1	Subsidiaries of the Registrant. (1)

23.1	Consent of Independent Registered Public Accounting Firm.(1)

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document.(1)

101.SCH	XBRL Taxonomy Extension Schema Document.(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.(1)

(1)	Filed herewith.
*	Management contract or compensatory plan or arrangement.
†	This information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE HEALTHCARE SERVICES, INC.

March 10, 2017	By:	/s/ PERCY C. TOMLINSON
Percy C. Tomlinson
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2017.

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

Signature	Title

/s/ PERCY C. TOMLINSON
Percy C. Tomlinson	Chief Executive Officer (Principal Executive Officer)

/s/ RHONDA A. LONGMORE-GRUND
Rhonda A. Longmore-Grund	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ CHRISTIANNA S. ROSOW
Christianna S. Rosow	Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

/s/ QISEN HUANG
Qisen Huang	Chairman of the Board of Directors

/s/ LARRY C. BUCKELEW
Larry C. Buckelew	Director Vice Chairman of the Board of Directors

/s/ SCOTT A. BARTOS
Scott A. Bartos	Director

/s/ NEIL F. DIMICK
Neil F. Dimick	Director

/s/ HEPING FENG
Heping Feng	Director

/s/ EDWARD L. SAMEK
Edward L. Samek	Director

/s/ PAUL S. VIVIANO
Paul S. Viviano	Director

/s/ TAO ZHANG
Tao Zhang	Director

ALLIANCE HEALTHCARE SERVICES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Alliance HealthCare Services, Inc.

Newport Beach, California

We have audited the accompanying consolidated balance sheets of Alliance HealthCare Services, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, cash flows, and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2016. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance HealthCare Services, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Costa Mesa, California
March 10, 2017

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$22,241	$38,070
Accounts receivable, net of allowance for doubtful accounts of $4,008 in 2016 and $5,461 in 2015	77,496	73,208
Prepaid expenses	9,568	13,463
Other current assets	3,853	3,206
Total current assets	113,158	127,947
Plant, property and equipment, net	204,814	177,188
Goodwill	119,130	102,782
Other intangible assets, net	198,977	162,923
Other assets	23,785	32,820
Total assets	$659,864	$603,660
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$28,185	$20,796
Accrued compensation and related expenses	24,895	19,933
Accrued interest payable	3,308	3,323
Current portion of long-term debt	17,298	17,732
Current portion of obligations under capital leases	3,354	2,674
Other accrued liabilities	29,323	36,453
Total current liabilities	106,363	100,911
Long-term debt, net of current portion	515,407	540,353
Obligations under capital leases, net of current portion	12,686	10,332
Deferred income taxes	25,818	23,020
Other liabilities	9,093	6,664
Total liabilities	669,367	681,280
Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 10,970,937 and 10,774,857 issued in 2016 and 2015, respectively; 10,812,964 and 10,616,884 outstanding in 2016 and 2015, respectively	110	108
Treasury stock, at cost - 157,973 shares in 2016 and 2015	(3,138)	(3,138)
Additional paid-in capital	61,353	29,297
Accumulated comprehensive income (loss)	10	(511)
Accumulated deficit	(197,900)	(198,393)
Total stockholders’ deficit attributable to Alliance HealthCare Services, Inc.	(139,565)	(172,637)
Noncontrolling interest	130,062	95,017
Total stockholders’ deficit	(9,503)	(77,620)
Total liabilities and stockholders’ deficit	$659,864	$603,660

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues	$505,549	$473,054	$436,387
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	285,746	269,104	237,420
Selling, general and administrative expenses	96,663	88,471	79,903
Transaction costs	1,886	3,296	2,344
Shareholder transaction costs	4,219	1,853	—
Severance and related costs	3,910	1,347	2,517
Impairment charges	632	6,817	308
Depreciation expense	54,972	48,595	54,971
Amortization expense	10,561	9,325	7,880
Interest expense, net	34,506	26,241	24,693
Other income, net	(6,586)	(12,255)	(1,823)
Total costs and expenses	486,509	442,794	408,213
Income before income taxes, earnings from unconsolidated investees, and noncontrolling interest	19,040	30,260	28,174
Income tax expense	2,852	6,536	7,327
Earnings from unconsolidated investees	(1,290)	(3,391)	(4,654)
Net income	17,478	27,115	25,501
Less: Net income attributable to noncontrolling interest	(16,985)	(20,373)	(14,883)
Net income attributable to Alliance HealthCare Services, Inc.	$493	$6,742	$10,618

Comprehensive income, net of taxes:
Net income	$17,478	$27,115	$25,501
Unrealized gain (loss) on hedging transactions, net of taxes of $59, $(68) and $(216)	104	(178)	(335)
Reclassification adjustment for losses included in net income, net of taxes of $236, $7 and $43	417	18	66
Comprehensive income, net of taxes	17,999	26,955	25,232
Less: Comprehensive income attributable to noncontrolling interest	(16,985)	(20,373)	(14,883)
Comprehensive income attributable to Alliance HealthCare Services, Inc.	$1,014	$6,582	$10,349

Income per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.05	$0.63	$1.00
Diluted	$0.04	$0.62	$0.98
Weighted average number of shares of common stock and common stock equivalents:
Basic	10,866	10,741	10,669
Diluted	10,959	10,849	10,836

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income	$17,478	$27,115	$25,501
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,255	2,911	2,634
Share-based payment	2,713	1,701	1,515
Depreciation and amortization	65,533	57,920	62,851
Amortization of deferred financing costs	8,126	2,554	1,926
Accretion of discount on long-term debt	513	481	447
Adjustment of derivatives to fair value	727	29	342
Distributions from unconsolidated investees	1,335	3,880	5,245
Earnings from unconsolidated investees	(1,290)	(3,391)	(4,654)
Deferred income taxes	1,780	6,350	6,582
Gain on sale of assets, net	(1,133)	(1,883)	(565)
Changes in fair value of contingent consideration related to acquisitions	(4,790)	—	—
Non-cash gain on step acquisition	—	(10,672)	—
Other non-cash gain	(423)	(209)	—
Impairment charges	632	6,817	308
Excess tax benefit from share-based payment arrangements	(100)	5	(623)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(6,270)	(7,112)	(1,424)
Prepaid expenses	3,567	(877)	(5,064)
Other current assets	1,267	1,494	(114)
Other assets	(881)	2,607	(1,852)
Accounts payable	8,040	3,442	953
Accrued compensation and related expenses	4,962	(1,363)	(1,358)
Accrued interest payable	(15)	168	1,509
Income taxes payable	868	40	31
Other accrued liabilities	3,888	454	6,439
Net cash provided by operating activities	108,782	92,461	100,629
Investing activities:
Equipment purchases	(56,401)	(55,511)	(32,236)
Increase in deposits on equipment	(11,768)	(15,751)	(9,228)
Acquisitions, net of cash received	(25,912)	(49,140)	(16,043)
Increase in notes receivable	—	—	(2,776)
Proceeds from sale of assets	1,830	1,941	1,557
Net cash used in investing activities	(92,251)	(118,461)	(58,726)

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Financing activities:
Principal payments on equipment debt and capital lease obligations	(16,925)	(12,697)	(10,368)
Proceeds from equipment debt	7,101	27,049	4,527
Principal payments on term loan facility	(5,200)	(9,951)	(4,900)
Proceeds from term loan facility	—	29,850	—
Principal payments on revolving loan facility	(61,000)	(33,000)	(45,000)
Proceeds from revolving loan facility	63,000	50,500	28,000
Payments of debt issuance costs and deferred financing costs	(25,741)	(808)	—
Distributions to noncontrolling interest in subsidiaries	(23,526)	(21,659)	(16,970)
Contributions from noncontrolling interest in subsidiaries	1,411	1,732	881
Issuance of common stock	1	1	—
Equity purchase of noncontrolling interest	—	—	(691)
Excess tax benefit from share-based payment arrangements	100	(5)	623
Proceeds from exercise of stock options	614	25	466
Purchase of treasury stock	—	—	(140)
Settlement of contingent consideration related to acquisitions	(825)	—	—
Proceeds from shareholder transaction	28,630	—	—
Net cash (used in) provided by financing activities	(32,360)	31,037	(43,572)
Net (decrease) increase in cash and cash equivalents	(15,829)	5,037	(1,669)
Cash and cash equivalents, beginning of period	38,070	33,033	34,702
Cash and cash equivalents, end of period	$22,241	$38,070	$33,033
Supplemental disclosure of cash flow information:
Interest paid	$25,368	$23,373	$21,037
Income taxes (refunded) paid, net of payments (refunds)	(3,852)	(664)	6,504
Supplemental disclosure of non-cash investing and financing activities:
Net book value of assets exchanged	170	199	—
Capital lease obligations related to the purchase of equipment	6,558	11,273	1,725
Changes in equipment purchases in accounts payable and accrued equipment	(4,591)	3,700	834
Extinguishment of note receivable (Note 3)	—	3,071	—
Transfer of equity investment as consideration in step acquisition (Note 3)	—	721	—
Transfer of assets as consideration in acquisitions (Note 3)	9,900	477	—
Transfer of fair value of equity investment in step acquisition (Note 3)	—	13,645	—
Noncontrolling interest assumed in connection with acquisitions (Note 3)	39,141	36,231	13,014
Mandatorily redeemable noncontrolling interest in connection with acquisition (Note 3)	—	2,386	—
Fair value of contingent consideration related to acquisitions (Note 5)	420	5,750	—
Debt related to purchase of equipment	—	—	3,183
Adjustment to equity of noncontrolling interest	—	—	1,700

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

								Stockholders’ (Deficit) Equity Attributable to
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Comprehensive	(Accumulated Deficit) Retained	Alliance HealthCare	Non-controlling	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Earnings	Services, Inc.	Interest	Equity
Balance at December 31, 2013	10,667,136	$524	(144,921)	$(2,998)	$23,521	$(82)	$(215,753)	$(194,788)	$47,127	$(147,661)
Exercise of stock options	72,794	1	—	—	466	—	—	467	—	467
Forfeiture of restricted stock	(26,272)	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(13,052)	(140)	—	—	—	(140)	—	(140)
Share-based payment	—	—	—	—	1,515	—	—	1,515	—	1,515
Share-based payment income tax benefit	—	—	—	—	82	—	—	82		82
Other comprehensive loss	—	—	—	—		(269)	—	(269)	—	(269)
Noncontrolling interest disposed in connection with acquisition	—	—	—	—	1,651	—	—	1,651	—	1,651
Net distributions	—	—	—	—	—	—	—	—	(3,670)	(3,670)
Other	—	(418)	—	—	418	—	—	—	—	—
Net income	—	—	—	—	—	—	10,618	10,618	14,883	25,501
Balance at December 31, 2014	10,713,658	107	(157,973)	(3,138)	27,653	(351)	(205,135)	(180,864)	58,340	(122,524)
Exercise of stock options	2,515	—	—	—	25	—	—	25	—	25
Release of vested restricted stock	58,684	1	—	—	—	—	—	1	—	1
Share-based payment	—	—	—	—	1,701	—	—	1,701	—	1,701
Share-based payment income tax detriment	—	—	—	—	(82)	—	—	(82)	—	(82)
Other comprehensive loss	—	—	—	—	—	(160)	—	(160)	—	(160)
Net investments in subsidiaries	—	—	—	—	—	—	—	—	16,304	16,304
Net income	—	—	—	—	—	—	6,742	6,742	20,373	27,115
Balance at December 31, 2015	10,774,857	108	(157,973)	(3,138)	29,297	(511)	(198,393)	(172,637)	95,017	(77,620)
Exercise of stock options	121,667	1	—	—	614	—	—	615	—	615
Vesting of stock awards	74,413	1	—	—	(1)	—	—	—	—	—
Shareholder transaction	—	—	—	—	28,630	—	—	28,630	—	28,630
Share-based payment	—	—	—	—	2,713	—	—	2,713	—	2,713
Share-based payment income tax benefit	—	—	—	—	100	—	—	100	—	100
Other comprehensive income	—	—	—	—	—	521	—	521	—	521
Noncontrolling interest assumed in connection with acquisition	—	—	—	—	—	—	—	—	39,141	39,141
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	(23,526)	(23,526)
Contributions from noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	2,445	2,445
Net income	—	—	—	—	—	—	493	493	16,985	17,478
Balance at December 31, 2016	10,970,937	$110	(157,973)	$(3,138)	$61,353	$10	$(197,900)	$(139,565)	$130,062	$(9,503)

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

1. Description of the Company and Basis of Financial Statement Presentation

Description of the Company Alliance HealthCare Services, Inc. and its subsidiaries (the “Company”) is a leading national provider of outsourced and joint venture healthcare services to hospitals and healthcare providers. The Company also operates freestanding outpatient radiology, oncology and interventional healthcare clinics and Ambulatory Surgical Centers that are not owned by hospitals or providers. Diagnostic imaging services are delivered through the Radiology Division (Alliance Radiology), radiation oncology services are delivered through the Oncology Division (Alliance Oncology), and interventional radiology and pain management services are delivered through the Interventional Division (Alliance Interventional). The Company is the nation’s largest provider of advanced diagnostic mobile imaging services, an industry-leading operator of fixed-site radiology centers, and a leading provider of stereotactic radiosurgery (“SRS”) nationwide. As of December 31, 2016, the Company operated 625 diagnostic imaging and radiation therapy systems, including 113 fixed-site imaging centers across the country and 33 radiation therapy centers and SRS facilities. With a strategy of partnering with hospitals, health systems and physician practices, the Company provides quality healthcare services for over 1,100 hospitals and healthcare partners in 46 states, where approximately 2,450 Alliance Team Members are committed to providing exceptional patient care and exceeding customer expectations. The Company was incorporated in the state of Delaware on May 27, 1987.

Principles of Consolidation and Basis of Financial Statement Presentation The accompanying audited consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all subsidiaries over which the Company exercises control. Intercompany transactions have been eliminated. The Company evaluates participating rights in its assessment of control in determining consolidation of joint venture partnerships. The Company records noncontrolling interest related to its consolidated subsidiaries that are not wholly-owned. Investments in non-consolidated investees over which it exercises significant influence but does not control are accounted for under the equity method. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“generally accepted accounting principles,” or “GAAP”).

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents The Company classifies short-term investments with original maturities of three months or less as cash equivalents.

Accounts Receivable The Company provides shared and single-user diagnostic imaging and oncology equipment and technical support services to the healthcare industry and directly to patients on an outpatient basis. Substantially all of the Company’s accounts receivable are due from hospitals, other healthcare providers and health insurance providers, including Medicare, located throughout the U.S. A substantial portion of the Company’s services are provided pursuant to long-term contracts with hospitals and other healthcare providers or directly to patients. Estimated credit losses are provided for in the consolidated financial statements.

Concentration of Credit Risk Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and accounts receivable. The Company invests available cash in cash equivalents and money market securities of high-credit-quality financial institutions. Cash and cash equivalents in excess of federally insured limits were $15.4 million and $29.5 million at December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, the Company’s accounts receivable were primarily from clients in the healthcare industry and third-party payers. No individual customer represented more than 10% of the Company’s accounts receivable at December 31, 2016 and 2015. To reduce credit risk, the Company performs periodic credit evaluations of its clients, but does not generally require advance payments or collateral. Credit losses to clients in the healthcare industry have not been material. The provision for doubtful accounts was 0.4%, 0.6%, and 0.6% of revenues in 2016, 2015 and 2014, respectively.

Plant, Property and Equipment The majority of the Company’s major medical equipment is stated at cost and is depreciated using the straight-line method over the initial estimated life to an estimated residual value, which is between 5% and 10% of original cost. If the Company continues to operate the equipment beyond its initial estimated life, the residual value is then depreciated to a nominal salvage value over 1 to 2 years.

The estimated service lives for property and equipment are as follows:

Estimated Useful Life
Furniture and fixtures	5 to 10 years
Office equipment	2 to 7 years
Transportation and service equipment	2 to 10 years
Major equipment	2 to 10 years
Tenant improvements	5 to 25 years
Buildings	7 years

Routine maintenance and repairs are charged to expense as incurred. Major repairs and purchased software and hardware upgrades, which extend the life of or add value to the equipment, are capitalized and depreciated over the remaining useful life.

Assets Under Capital Leases Assets under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is recognized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease and is included in depreciation expense.

Goodwill and Intangible Assets Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other,” requires that goodwill and indefinite-lived intangible assets are not amortized but instead tested for impairment at least annually at the reporting unit level. In addition, ASC 350 defines a reporting unit as an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit under ASC 350 if the component constitutes a business for which discrete financial information is available and reviewed by management. The Company has evaluated ASC 350 and concluded there are three operating segments: Radiology, Oncology and Interventional. The Company has assessed that each component listed above meets the definition of a reporting unit based on the conclusions that each component constitutes a business, discrete financial information is available for each component, and management regularly reviews the results of such financial information.

In accordance with ASC 350, the Company performs an annual impairment test in the fourth quarter for goodwill and indefinite-lived intangible assets or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Such indicators include a sustained significant decline in the Company’s market capitalization or a significant decline in expected future cash flows due to changes in company-specific factors or the broader business climate.

In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a two-step quantitative goodwill impairment test. First, for each reporting unit, the Company compares its estimated fair value with its net book value. If the estimated fair value exceeds its net book value, goodwill is deemed not to be impaired, and no further testing is necessary. If the estimated fair value does not exceed its net book value, the Company then performs a second test to calculate the amount of impairment, if any. To determine the amount of any impairment, the Company determines the implied fair value of goodwill. Specifically, the Company determines the fair value of all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical calculation that yields the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company records an impairment charge for the difference.

The impairment analysis in the first step utilizes two primary approaches to calculate the fair value of the reporting unit: the discounted cash flow (“DCF”) method and the Guideline Public Company (“GPC”) method.

Under the DCF method, fair value is measured as the present worth of anticipated future net cash flows generated by a business. In a multi-period model, net cash flows attributable to a business are forecast for an appropriate period and then discounted to present value using an appropriate discount rate. In a single-period model, net cash flow or earnings for a normalized period are capitalized to reach a determination of present value. The methods, key assumptions, degree of uncertainty associated with the key assumptions and the potential events or changes in circumstances that could reasonably be expected to negatively affect the key assumptions with respect to the reporting unit are the estimated future net cash flows generated and the discount rate applied to capture the associated risks. The ability to achieve anticipated future net cash flows is subject to numerous assumptions and risks, including company-specific risks such as the ability to maintain and grow revenues, maintain or improve operating margins, control costs and anticipate working capital requirements. The anticipated future net cash flows are also dependent on industry-level factors, such as the impact of the Patient Protection and Affordable Care Act of 2010, on patient volumes and cost-reimbursement levels and continued availability of qualified doctors and other medical professionals who are necessary to staff the Company’s operations, among other potential impacts.

Under the GPC method, value is estimated by comparing the subject company to similar companies with publicly-traded ownership interests. Guideline companies are selected based on comparability to the subject company, and valuation multiples are calculated and applied to subject company operating data. The key assumption used in connection with the GPC method focuses on identifying guideline companies that operate in the same (or similar) line of business as the reporting units with the same (or similar) operating characteristics. Eligible companies are selected based on Global Industry Classification Standard codes, Standard Industrial Classification codes, company descriptions, and industry affiliations. Considered factors include relative risk, profitability, and growth considerations of the reporting unit relative to the guideline companies. Value estimates for the reporting unit involve using multiples of market value of invested capital excluding cash to revenue and earnings before interest, income taxes, depreciation and amortization (“EBITDA”). Valuations derived using the GPC method rely on information primarily obtained from available industry market data and publicly available filings with the Securities and Exchange Commission (“SEC”).

In testing indefinite-lived intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If the Company concludes that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company conducts a two-step quantitative impairment test, which consist of a comparison of the fair value to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

ASC 350 also requires finite-lived intangible assets to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 360, “Property, Plant, and Equipment.” For additional information, see Note 6.

Impairment of Long-Lived Assets The Company accounts for long-lived assets in accordance with the provisions of ASC 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Acquisitions of entities over which the Company exercises control have been recorded using the acquisition method of accounting and, accordingly, results of their operations have been included in the Company’s consolidated financial statements as of the effective date of each respective acquisition.

Revenue Recognition The majority of the Company’s revenues are derived directly from healthcare providers and are primarily for radiology and oncology services. To a lesser extent, revenues are generated from direct billings to third-party payers or patients which are recorded net of contractual discounts and other arrangements for providing services at less than established patient billing rates. Revenues from billings to third-party payers and patients amounted to approximately 25%, 20% and 20% of revenues for the years ended December 31, 2016, 2015 and 2014, respectively. No single customer accounted for more than 10% of consolidated revenues in each of the years ended December 31, 2016, 2015 and 2014. The Company recognizes revenue in accordance with ASC 605, “Revenue.” As the price is pre-determined, all revenues are recognized at the time the delivery of service has occurred and collectability is reasonably assured which is based upon contract terms with healthcare providers and negotiated rates with third-party payers and patients. The Company also records revenue from management services that it performs based upon management service contracts with predetermined pricing. Revenues from these services amounted to approximately 0.5%, 2% and 2% of total revenue for the years ended December 31, 2016, 2015 and 2014, respectively. These revenues are recorded in the period in which the service is performed and collections of the billed amounts are reasonably assured in accordance with ASC 605.

Share-based Payment Share-based compensation expense is based on the grant date fair value estimated in accordance with ASC 718, “Compensation—Stock Compensation.” This value is recognized ratably over the requisite service periods.

The Company followed the alternative transition method as described in ASC 718 for computing its beginning additional paid-in capital pool. In addition, the Company treats the tax deductions from stock options as being realized when they reduce taxes payable in accordance with the principles and timing under the relevant tax law.

The Company uses the Black-Scholes option pricing model to value the compensation expense associated with share-based payment awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using certain assumptions (see Note 4). In addition, forfeitures are estimated when recognizing compensation expense and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

Derivatives The Company accounts for derivative instruments and hedging activities in accordance with the provisions of ASC 815, “Derivatives and Hedging.” On the date the Company enters into a derivative contract, management may designate the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships, both at hedge inception and on an ongoing basis, in accordance with its risk management policy. The Company discontinues hedge accounting prospectively: (i) if it is determined that the derivative is no longer effective in offsetting the change in the cash flows of a hedged item; (ii) when the derivative expires or is sold, terminated or exercised; (iii) because it is probable that the forecasted transaction will not occur; (iv) because a hedged firm commitment no longer meets the definition of a firm commitment; or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company’s derivatives are recorded on the balance sheet at fair value. For derivatives accounted for as cash flow hedges, any unrealized gains or losses on fair value are included in comprehensive income (loss), net of tax, assuming perfect effectiveness. Any ineffectiveness is recognized in earnings. Amounts recorded in comprehensive income (loss) are reclassified to earnings when the hedged item impacts earnings.

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

Fair Values of Financial Instruments The Company uses the following methods and assumptions in estimating fair value disclosure for financial instruments:

•

Cash and cash equivalents The carrying amounts of cash and cash equivalents reported in the consolidated balance sheets approximate fair value due to the short-term maturity or variable rates of these instruments.

•

Debt Debt is recorded in the financial statements at historical cost. The carrying amounts of variable-rate borrowings at December 31, 2016 and 2015 approximate fair value estimates based on current market rates and credit spreads for similar debt instruments.

•	Contingent consideration Contingent consideration related to acquisitions at December 31, 2016 and 2015 is carried at fair value using probability-adjusted performance estimates.
•

Mandatorily redeemable noncontrolling interest The carrying amount of mandatorily redeemable noncontrolling interest related to the acquisition of PRC Associates, LLC (“PRC”) at December 31, 2016 and 2015 approximates fair value using the estimated implied fair value based on the Company’s ownership percentage. Further discussion of the mandatorily redeemable noncontrolling interest is disclosed in Note 3.

•

Derivative instruments Fair value was determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.

ASC 820, “Fair Value Measurement,” applies to all assets and liabilities that are being measured and reported at fair value on a recurring basis. ASC 820 requires disclosure that establishes a framework for measuring fair value by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1	Quoted market prices in active markets for identical assets or liabilities;
Level 2	Observable market-based inputs or unobservable inputs, including identical securities in inactive markets or similar securities in active markets that are corroborated by market data; or
Level 3	Unobservable inputs that are not corroborated by market data.

Self-Insurance The Company has purchased large deductible insurance policies for its workers’ compensation, auto liability, general liability, and professional liability exposures. The Company currently retains the first $250,000 of loss for workers’ compensation and auto liability and $100,000 for general and professional liability.

The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on an annual basis. Assets and liabilities are reported in gross amounts in “Other assets” and “Other accrued liabilities” and “Other liabilities,” respectively.

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

Advertising Costs The Company expenses all advertising costs as incurred. Advertising costs were $2.0 million, $1.3 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Use of Estimates The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Income (Loss) The Company reports comprehensive income (loss) in accordance with ASC 220, “Comprehensive Income.” For the years ended December 31, 2016, 2015 and 2014, the Company entered into multiple interest rate cap agreements and interest rate swap agreements, as discussed in Note 11. Assuming perfect effectiveness, any unrealized gains and losses related to the swaps and caps that qualify for cash flow hedge accounting are classified as a component of comprehensive income (loss), net of tax. Any ineffectiveness is recognized in earnings.

Segment Reporting Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. In accordance with ASC 280, “Segment Reporting,” and based on the nature of the financial information that is received by the CODM, the Company operates in three reportable segments: Radiology, Oncology and Interventional. Each of these segments, on a stand-alone basis, provides and makes available its respective medical services in similar settings and operates within a singular regulatory environment. Further, management assesses the Company’s segment operations and each segment’s degree of efficiency and performance based on this structure of financial reporting and primarily makes operating decisions from these reportable segment results. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on revenue and Adjusted EBITDA. There is no aggregation of operating segments in the Company’s determination of reportable segments.

Prior to January 1, 2016, the Company operated in two reportable segments: Radiology and Oncology. The Interventional Division, the third operating segment, was formed in February of 2015 with the acquisition of The Pain Center of Arizona (“TPC”). In October of 2015 and in January of 2016, the Company acquired two pain practices in Florida, creating the current foundation of its Interventional segment. With the completion of its third acquisition, the Company began reporting Interventional services as a separate segment. The historical activity of the Interventional segment and Corporate / Other have been recast for consistent presentation for all periods presented.

Net Income Per Share Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Except where the result would be anti-dilutive, diluted net income per share is calculated by dividing net income by the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding stock options, unvested restricted stock and unvested restricted stock units (“RSUs”).

Reclassifications Certain prior period amounts have been recast to reflect the effects from changes to the Company’s reportable segments and the adoption of recent accounting pronouncements (see Note 17 and “Recent Accounting Pronouncements below”).

Recent Accounting Pronouncements

Revenue Recognition In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify and converge the revenue recognition principles under GAAP and International Financial Reporting Standards and to develop guidance that would streamline and enhance revenue recognition requirements while also providing a more robust framework for addressing revenue issues. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. Key provisions of the ASU involve a 5-step model specific to recognizing revenue derived from customer contracts. In addition, ASU 2014-09 provides implementation guidance on several other important topics, including the accounting for certain revenue-related costs. The Company will be required to capitalize costs to acquire new contracts, whereas currently, the Company expenses those costs as incurred. In August 2015, the FASB issued an amendment to provide a one-year deferral of the effective date to annual reporting periods beginning on or after December 15, 2017. Early adoption of the standard as of December 15, 2016 (for interim and annual reporting periods beginning after that date) is permitted. The Company is currently working through an adoption plan, including identifying its revenue streams and completing a preliminary analysis of how it currently accounts for revenue transactions compared to the revenue accounting required under the new standard. The Company intends to complete its adoption plan in 2017. This plan includes a review of transactions supporting each revenue stream to determine the impact of accounting treatment under ASC 606 and the completion of a rollout plan for implementation of the new standard with affected functions in its organization. Because of the nature of the work that remains, at this time the Company is unable to reasonably estimate the impact of adoption on its consolidated financial statements. ASU 2014-09 will be effective for the Company beginning on January 1, 2018.

Going Concern In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40).” Under GAAP, a going concern is presumed unless and until an entity’s liquidation becomes imminent. When an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, “Presentation of Financial Statements—Liquidation Basis of Accounting.” However, there may be conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, even if liquidation is not imminent. In those situations, financial statements should continue to be prepared under the going concern basis of accounting. ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to determine whether to disclose information about relevant conditions and events. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 for the year ended December 31, 2016 did not have a material impact on the Company’s consolidated financial statements.

Simplifying the Presentation of Debt Issuance Costs In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Cost” that changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires entities to present such costs in the balance sheet as a direct reduction to the related debt liability rather than as a deferred cost (i.e., an asset) as required by prior guidance. In August 2015, the FASB issued clarifying authoritative guidance for debt issuance costs incurred in connection with line-of-credit arrangements. The guidance states that an entity should defer and present these debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-03 does not change the recognition or measurement of debt issuance costs and is effective for fiscal years beginning after December 15, 2015. The guidance is required to be applied retrospectively to all prior periods presented. As of December 31, 2015, the Company had $6.6 million in deferred financing costs, net that was reclassified to offset long-term debt, net of current portion. Other than the revised balance sheet presentation and related disclosures, the adoption of the guidance on January 1, 2016 did not have a material impact on the Company’s consolidated financial statements.

Balance Sheet Classification of Deferred Taxes In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities to present deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. The adoption of ASU 2015-17 is effective for publicly traded business entities for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Early adoption is permitted. The Company elected to early-adopt this guidance and applied it retrospectively to periods presented in the consolidated financial statements. As of December 31, 2015, the Company had $6.5 million in DTAs that was reclassified to offset long-term DTLs. Other than the revised balance sheet presentation and related disclosures, the adoption of ASU 2015-17 on January 1, 2016 did not have a material impact on the Company’s consolidated financial statements.

Leases In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU supersedes the current guidance. The primary difference between current guidance and ASU 2015-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 also requires an entity to separate the lease components from the non-lease components (for example, maintenance services or other activities that transfer a good or service to the customer) in a contract. Only the lease components must be accounted for in accordance with this guidance. ASU 2016-02 is effective for publicly traded business entities for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. ASU 2016-02 will be effective for the Company beginning on January 1, 2019. The Company is assessing the impact, if any, that the adoption of ASU 2016-02 may have on the Company’s consolidated financial statements.

Share-based Payments In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718),” which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. ASU 2016-09 will be effective for the Company beginning on January 1, 2017. The Company does not anticipate that the adoption of ASU 2016-09 will have a material impact on its consolidated financial statements.

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which is intended to reduce diversity in the classification of transactions related to debt prepayment or debt extinguishment costs, zero-coupon debt instruments settlement, contingent consideration payments made after a business combination, insurance claims settlement and corporate-owned life insurance settlement, distributions from equity method investments and beneficial interests in securitization transactions. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. ASU 2016-15 will be effective for the Company beginning on January 1, 2018.The Company is assessing the impact, if any, that the adoption of ASU 2016-15 may have on the Company’s consolidated financial statements.

Income Taxes In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This amendment is intended to improve accounting for the income tax consequences of intra-entity transfers of assets other than inventory. In accordance with this guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU is effective for the Company beginning on January 1, 2018. Early adoption is permitted. The Company is assessing the impact, if any, that the adoption of ASU 2016-16 may have on the Company’s consolidated financial statements.

Statement of Cash Flows: Restricted Cash In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which provides amendments to current guidance to address the classifications and presentation of changes in restricted cash in the statement of cash flows. ASU 2016-18 will be effective for the Company beginning on January 1, 2018. Early adoption is permitted. The Company does not anticipate that the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements.

Business Combinations In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. The amendments in ASU 2017-01 should be applied prospectively on or after the effective date. Early adoption is permitted. ASU 2017-01 will be effective for the Company beginning on January 1, 2018. The Company is assessing the impact, if any, that the adoption of ASU 2016-16 may have on the its consolidated financial statements.

Accounting Changes and Error Corrections In January 2017, the FASB issued ASU No. 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.” The new guidance is intended to provide clarity in relation to the disclosure of the impact that ASU 2014-09 and ASU 2016-02 will have on our financial statements when adopted. The effective date for this guidance is the same as the effective date for ASU 2014-09 and ASU 2016-02. The Company is currently evaluating the effect that the adoption of ASU 2017-03 will have on its consolidated financial statements.

Intangibles – Goodwill and Other In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment,” which eliminates the second step from the goodwill impairment test and instead requires an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. The amendments in ASU 2017-04 are effective for public business entities for annual or interim goodwill impairment tests in annual periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company plans to early-adopt ASU 2017-04 effective January 1, 2017. As this standard is prospective in nature, the impact to our financial statements by not performing the second step to measure the amount of any potential goodwill impairment will depend on various factors. However, the elimination of the second step will reduce the complexity and cost of the subsequent measurement of goodwill.

3. Acquisitions and Transactions

Tahoe Transaction

On September 16, 2015, Tahoe Investment Group Co., Ltd. (“Tahoe”), formerly known as Fujian Thai Hot Investment Co., Ltd., agreed to purchase approximately 5,537,945 shares of the Company’s common stock from funds managed by Oaktree Capital Management, L.P. (“Oaktree”) and MTS Health Investors, LLC (“MTS”), and Larry C. Buckelew (together, the “Selling Stockholders”) for approximately $102.5 million, or $18.50 per share (the “Tahoe Transaction”). In connection with the Tahoe Transaction, Tahoe and the Selling Stockholders agreed to bear a specified portion of the following Company expenses related to the Tahoe Transaction: (i) 100% of the fees and expenses incurred by the Company in connection with the amendment or waiver of its credit agreement, and (ii) all reasonable and documented fees and expenses incurred by the Company in connection with the Tahoe Transaction in excess of $1.0 million. In addition, following approval of an authorized special committee of the board of directors, Tahoe funded a new management incentive arrangement which involved the issuance of $1.5 million in cash-based awards to the Company’s management. The expenses associated with the cash-based awards were recognized by the Company over the required service period of the awards. The Company received reimbursements of $15.3 million, which were net of taxes of $213,000, prior to the Tahoe Transaction close from the Selling Stockholders. These reimbursements were accounted for as capital contributions from the Selling Stockholders. The Company accounted for reimbursements of $13.5 million received subsequent to the Tahoe Transaction close from Tahoe as capital contributions. Costs that are a direct result of the Tahoe Transaction are included in “Shareholder transaction costs” in the Company’s consolidated statements of income and comprehensive income.

The Tahoe Transaction closed on March 29, 2016. As a result of the Tahoe Transaction, Tahoe, through a wholly-owned subsidiary, owned an aggregate of approximately 52% of the Company’s outstanding shares of common stock as of December 31, 2016. The Company has not agreed to pay any management fees to Tahoe for any financial advisory services provided to the Company.

On December 12, 2016, the Company announced it had received a letter describing a non-binding proposal from Tahoe to acquire all of the outstanding common shares of Alliance that are not currently owned by Tahoe for a purchase price of $9.60 per share in cash (the “Expression of Interest”). The Company’s board of directors authorized a Special Committee, comprised solely of directors not affiliated with Tahoe, to evaluate the Expression of Interest. The Expression of Interest indicated that any transaction with Tahoe would be subject to approval by the Special Committee and a non-waiveable condition requiring approval of a majority of the shares of Alliance not owned by Tahoe or is affiliates. Tahoe also indicated that the proposed transaction would not be subject to a financing condition. The special committee of the Company’s board of directors has engaged outside advisors to review the Expression of Interest and assist the committee in responding appropriately on behalf of the minority shareholders. This process is currently ongoing.

2016 Acquisitions

During the year ended December 31, 2016, a total of $25.9 million in cash was paid, net of cash acquired, for the acquisitions and the settlement of holdback liabilities. Transaction and other integration costs incurred in 2016 were $1.9 million and were included in “Transaction costs” in the Company’s consolidated statement of income and comprehensive income. These acquisitions contributed $8.7 million in revenues in 2016.

The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing operations. The acquisition purchase price for each business is allocated based on the fair values of the assets acquired and liabilities assumed, which are based on management estimates with the assistance of third-party appraisals. Purchase price allocations for the businesses acquired during 2016 are primarily based on provisional fair values and are subject to revision as the Company finalizes appraisals and other analyses. Final determination of the fair values may result in further adjustments to the values presented.

North Alabama Cancer Care Organization (“NACCO”)

Effective on November 1, 2016, the Company executed an agreement among its Oncology Division, the Healthcare Authority of the City of Huntsville, and the Center for Cancer Care to form a comprehensive cancer care partnership in northern Alabama. The Company contributed cash of $19.9 million and its rights to certain assets to NACCO in exchange for a 45.1% controlling interest in the joint venture. The Company financed this acquisition using the revolving loan facility. For additional information, see Note 9.

The fair value of the consideration transferred was based on the net book value of the assets transferred by the Company to NACCO at the acquisition date because the Company had control of the assets before and after the transaction. Prior to the transfer, the Company wrote down a portion of the assets to fair value based on certain indicators of impairment. See Note 6 for details.

The following table summarizes the consideration paid for NACCO and the recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Consideration:
Cash consideration paid	$19,854
Working capital	735
Certain intangible assets and equipment transferred to NACCO by the Company	9,900
Total consideration	$30,489

Recognized amounts of NACCO assets acquired and liabilities assumed:
Cash received	$1,630
Equipment, net	1,334
Goodwill	14,116
Identifiable intangible assets	50,500
Noncontrolling interest	(37,091)
Total consideration	$30,489

The values assigned to the various assets and liabilities acquired in this transaction are preliminary and may be subject to adjustment as the calculation of their respective fair values could be subject to change

The goodwill resulting from the acquisition largely represents intangible assets that do not qualify for separate recognition, including existing patients and the solid record of patient care in the local community. A portion of the recorded goodwill and intangible assets is being amortized over 15 years for tax purposes.

The following table summarizes the acquired intangible assets and their estimated useful lives at the acquisition date:

(dollars in thousands)	Estimated Useful Life (in years)	Fair Value
Identifiable intangible assets:
Physician referral network	12	$26,500
Non-competition agreements	12	11,100
Trademarks	15	3,000
Certificates of need (“CONs”)	N/A	9,900
		$50,500

Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives. The fair values of the identifiable intangible assets were estimated using several valuation methodologies, representing Level 3 fair value measurements. The value for physician referral network was estimated based on a multi-period excess earnings approach, whereas the values for non-competition agreements and trademarks were assessed using the with-and-without and relief from royalty methodologies, respectively. See Note 6 for discussion of CONs.

Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved.

Specifically, key assumptions used in the valuation of the identifiable intangible assets, excluding CONs, consisted of the following:

Discount rate	9.0%
Perpetual growth rate	1.0%
Tax rate	38.0%
Risk-free rate	4.0%
Peer company beta	0.69

The fair value of noncontrolling interest related to this transaction was estimated using a combination of the income approach, which analyzed projected discounted future cash flows, and the market approach, which considered comparable public companies as well as comparable industry transactions. Changes in these estimates or assumptions could materially affect the determination of fair value.

Under the income and market approaches, the following Level 3 estimates and assumptions were used:

Weighted Average
Discount rate	16.3%
Perpetual growth rate	3.0%
Tax rate	39.2%
Risk-free rate	1.9%
EBITDA multiple	4.1x to 5.9x

The results for the year ended December 31, 2016 included net revenue and net income before income taxes generated by NACCO of $4.0 million and $1.1 million, respectively.

American Health Centers, Inc.

In a two-part transaction on April 22, 2016 and May 19, 2016, the Company, through its Radiology Division, acquired the mobile business practice of American Health Centers, Inc. (“AHC”), a provider of fixed and mobile radiology and nuclear medicine services in New Hampshire and Vermont. The Company acquired 8 AHC mobile radiology sites, and 5 AHC mobile nuclear medicine sites. The combined cash purchase price, net of related contingent consideration, totaled $4.2 million. The Company financed this acquisition using the revolving loan facility. For additional information, see Note 9.

The following table summarizes recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Equipment, net	$2,354
Goodwill	335
Identifiable intangible assets	1,940
Total consideration	$4,629

The goodwill resulting from the acquisition largely represents intangible assets that do not qualify for separate recognition, including existing patients and the solid record of patient care in the local community. A portion of the recorded goodwill and intangible assets is being amortized over 15 years for tax purposes. The Company recorded the intangible assets at fair value at the acquisition date, which was estimated using the income approach. Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives.

The following table summarizes the acquired intangible assets and their estimated useful lives at the acquisition date:

(dollars in thousands)	Estimated Useful Life (in years)	Fair Value
Identifiable intangible assets:
Customer contracts	15	$1,600
Non-competition agreement	5	340
		$1,940

The results for the year ended December 31, 2016 included net revenue and net income before income taxes generated by AHC of $2.5 million and $1.0 million, respectively.

The values assigned to the various assets and liabilities acquired in this transaction are preliminary and may be subject to adjustment as the calculation of their respective fair values could be subject to change.

The agreement includes contingent consideration arrangements, which are based on performance of the 18-month period following the transaction date. The fair value of these contingent consideration arrangements of $420,000 and $405,000 as of the acquisition date and December 31, 2016, respectively, was estimated using the Company’s established fair value approach. For additional information, see Note 5.

2015 Acquisitions

During the year ended December 31, 2015, a total of $49.1 million in cash was paid, net of cash acquired, for the acquisitions and for the settlement of holdback liabilities. Transaction and other integration costs incurred in 2015 were $3.3 million and were included in “Transaction costs” in the Company’s consolidated statement of income and comprehensive income. These acquisitions contributed $43.8 million in revenues in 2015.

Pacific Cancer Institute, Inc.

On December 31, 2015, the Company through its Oncology Division, acquired a 95% controlling interest in the Pacific Cancer Institute (“PCI”), a state-of-the-art radiation therapy and SRS center located in Maui, Hawaii. The purchase price consisted of $11.0 million in cash, net of holdback liabilities. The Company financed this acquisition using the revolving loan facility.

The following table summarizes recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date, as well as adjustments to finalize the valuations:

(in thousands)
Equipment, net	$1,306
Other assets	152
Goodwill	6,505
Identifiable intangible assets	8,800
Deferred tax liability	(3,748)
Other liabilities	(122)
Noncontrolling interest	(430)
Total consideration	$12,463

During the year ended December 31, 2016, the Company adjusted the PCI purchase price allocation as a result of obtaining additional information regarding the values of certain assets. The impact of the adjustment to the PCI purchase price allocation was a decrease to acquired equipment and an increase to goodwill of $615,000.

The goodwill resulting from the acquisition largely represents other intangible assets that do not qualify for separate recognition, including existing patients and the solid record of patient care in the local community. A portion of the recorded goodwill and intangible assets is being amortized over 15 years for tax purposes. The Company recorded the intangible assets at fair value at the acquisition date, which was estimated using the income approach. Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the acquired intangible assets and their estimated useful lives at the acquisition date, as well as adjustments to finalize the valuations:

(dollars in thousands)	Estimated Useful Life (in years)	Fair Value
Identifiable intangible assets:
CONs	N/A	$6,200
Physician referral network	10	1,000
Trademarks	15	950
Non-solicitation and non-competition agreements	5	650
		$8,800

The fair value of noncontrolling interest related to this transaction was estimated to be $430,000 as of the acquisition date, using the income approach. For the year ended December 31, 2015, net revenue and net income generated by PCI were not material.

The agreement includes contingent consideration arrangements, which are based on performance of the 12-month period following the transaction date. The fair value of these contingent consideration arrangements of $1.4 million was estimated using probability-adjusted performance estimates as of the acquisition date. As of December 31, 2016, the Company did not record a liability related to these contingent consideration arrangements since it believes that the achievement of the performance goals is unlikely.

AHIP-Florida, LLC

On October 14, 2015, the Company, through its Interventional Division, acquired a 60% controlling interest in PRC, a premier provider of interventional pain management healthcare with 8 locations in Central Florida and the Palm Coast. The purchase price consisted of $15.0 million in cash, net of $264,000 cash acquired. The Company financed this acquisition using the revolving loan facility. The purchase agreement includes a mandatory redemption provision allowing the noncontrolling interest holder to sell 10% of its noncontrolling interest to Alliance up to a short period after closing date.

The following table summarizes recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date, as well as adjustments to net a working capital settlement and finalize valuations:

(in thousands)
Cash received	$264
Equipment, net	890
Other assets	351
Goodwill	8,234
Identifiable intangible assets	15,600
Other liabilities	(475)
Noncontrolling interest	(5,921)
Total consideration	$18,943

During the year ended December 31, 2016, the Company received a working capital settlement of $387,000, which reduced total consideration. Additionally, the Company adjusted the PRC purchase price allocation as a result of obtaining additional information regarding the values of certain assets. The impact of the adjustment to the PRC purchase price allocation was a decrease to other assets of $833,000 and increases to goodwill, identifiable intangible assets and noncontrolling interest of $428,000, $200,000 and $182,000, respectively.

The goodwill resulting from the acquisition largely represents other intangible assets that do not qualify for separate recognition, such as prominent leadership and solid record of patient care programs that set national standards for quality coordinated care in pain management. A portion of the recorded goodwill and intangible assets is being amortized over 15 years for tax purposes. The Company recorded the intangible assets at fair value at the acquisition date, which was estimated using the income approach. Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the acquired intangible assets and their estimated useful lives at the acquisition date:

(dollars in thousands)	Estimated Useful Life (in years)	Fair Value
Identifiable intangible assets:
Physician referral network	20	$12,100
Trademarks	15	1,700
Non-solicitation and non-competition agreements	5	1,800
		$15,600

The fair value of the mandatorily redeemable noncontrolling interest related to this transaction $2.4 million and $2.4 million as of the acquisition date and as of December 31, 2016, respectively. To estimate the fair value of noncontrolling interest, the Company received a third-party appraisal. The results for the year ended December 31, 2015 included $3.1 million of net revenue and $357,000 of net income before income taxes generated by PRC.

The agreement includes contingent consideration arrangements, which are based on performance of the 12-month period following the transaction date. The fair value of these contingent consideration arrangements of $2.5 million was estimated using probability-adjusted performance estimates as of the acquisition date. As of December 31, 2016, the Company had not made any payments and did not record a liability related to these contingent consideration arrangements since it believes that the achievement of performance goals was unlikely.

Alliance-HNI, LLC and Subsidiaries

On August 1, 2015, the Company obtained an additional 15.5% interest in its previously unconsolidated investment, Alliance-HNI, LLC (“AHNI”) through a step acquisition. Prior to August 1, 2015, the Company held a noncontrolling interest in AHNI, pursuant to its ownership of Medical Consultants Imaging, Co. (“MCIC”), which held a 50% interest in a joint venture that was subsequently renamed AHNI.

Prior to the step acquisition on August 1, 2015, AHNI had three subsidiaries: Alliance-HNI Leasing Co. (“AHNIL”), Alliance-HNV PET/CT Services, LLC (“AHNVPS”) and Alliance-HNV PET/CT Leasing, LLC (“AHNVPL”). AHNI held a 98% interest in AHNIL, which AHNI consolidated, and, effectively, a 53.4% interest in AHNVPS, which AHNI did not consolidate. In addition to the Company’s original 50% investment in AHNI, it also had a 46.6% direct interest in AHNVPS prior to the step acquisition and, accordingly, the Company has historically consolidated AHNVPS and AHNVPL.

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

Pursuant to ASC 805, “Business Combinations,” the transaction is considered a step acquisition and the Company was required to remeasure its previously held equity interest in AHNI at its acquisition date fair value and recognize any resulting gain or loss. AHNVPS assets that the Company was in control of before and after the acquisition were maintained at their carrying amounts immediately before the acquisition date and no gain or loss or resulting goodwill was recognized on these assets.

The following table summarizes the consideration paid for AHNI and the recognized amounts of the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Consideration:
The Company’s equity investment in AHNVPS transferred to AHNI	$721
Certain equipment transferred to AHNI by the Company	477
Fair value of total consideration transferred	1,198

Fair value of the Company’s equity interest held in AHNI before the business combination	13,645

Recognized amounts of AHNI assets acquired and liabilities assumed:
Cash	1,848
Accounts receivable, net	2,064
Equipment, net	6,962
Intangible assets	13,700
Other assets	1,919
Long term debt	(4,110)
Other liabilities	(1,095)
Total recognized net assets	21,288

Noncontrolling interest in AHNI	9,463

Goodwill	$2,988

The fair value of the consideration transferred was based on the net book value of the assets transferred by the Company to AHNI at the acquisition date because the Company had control of those assets before and after the transaction. The intangible assets consist primarily of physician referral network, trademarks, and CONs, a portion of which are being amortized over 15 years.

The fair value of both the Company’s equity interest and the noncontrolling interest in AHNI, a private company, was estimated by applying the income approach and market approach. This fair value measurement was based on significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy as described in Note 2 and Note 5. Key assumptions include a weighted average cost of capital of 11.5%, a revenue multiple of 1.7, and various earnings multiples between 5.0 and 6.5.

The Company recognized a non-cash gain of $10.7 million as a result of remeasuring to fair value its 50% equity interest in AHNI held before the business combination. The gain is included in “Other income, net” in the accompanying consolidated statements of income and comprehensive income for the year ended December 31, 2015. The goodwill recorded largely represents other intangible assets that do not qualify for separate recognition, such as assembled workforce and well-known local presence and reputation. The results for the year ended December 31, 2015 included $10.6 million and $5.9 million of net revenue and net income before income taxes, respectively, generated by AHNI related to the post step acquisition period.

The Pain Center of Arizona

On February 17, 2015, the Company purchased approximately a 59% membership interest in TPC, a comprehensive full-time pain management medical practice with 12 locations within the state of Arizona. The purchase price consisted of $24.1 million in cash, net of $234,000 cash acquired, and net of extinguishment of $3.1 million of related party notes receivable. The Company financed this acquisition using the revolving loan facility.

The following table summarizes recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date, as well as adjustments to finalize the valuations that were not significant:

(in thousands)
Cash received	$234
Accounts receivable, net	4,440
Equipment, net	3,346
Other assets	416
Goodwill	22,566
Identifiable intangible assets	24,600
Debt	(2,781)
Other liabilities	(3,030)
Noncontrolling interest	(20,598)
Total consideration	$29,193

The goodwill resulting from the acquisition largely represents other intangible assets that do not qualify for separate recognition, such as prominent leadership and solid record of patient care programs that set national standards for quality coordinated care in pain management. A portion of the recorded goodwill and intangible assets is being amortized over 15 years for tax purposes. The Company recorded the intangible assets at fair value at the acquisition date, which was estimated using the income approach. Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the acquired intangible assets and their estimated useful lives at the acquisition date:

(dollars in thousands)	Estimated Useful Life (in years)	Fair Value
Identifiable intangible assets:
Physician referral network	20	$13,500
Trademarks	20	11,100
		$24,600

The fair value of noncontrolling interest related to this transaction was estimated to be $20.6 million as of the acquisition date using the implied fair value based on the Company’s ownership percentage. The results for the year ended December 31, 2015 included $30.1 million of net revenue and $1.8 million of net income before income taxes, earnings from unconsolidated investees and noncontrolling interest generated by TPC.

The agreement includes contingent consideration arrangements, which are based on performance of the 12-month period following the transaction date. The fair value of these contingent consideration arrangements of $1.8 million was estimated using probability-adjusted performance estimates as of the acquisition date. The Company paid $810,000 of the contingent consideration during the year ended December 31, 2016.

2014 Acquisition

Charleston Area Radiation Therapy Centers

In November 2014, the Company through its Oncology Division invested $14.4 million, net of cash received, to acquire 50% equity in the formation of a joint venture between Charleston Area Medical Center (“CAMC”) and Charleston Radiation Therapy Consultants, which established a new, state-of-the-art radiation therapy department at the CAMC Cancer Center that utilizes the latest in cancer technologies and treatments. In addition, Alliance has assumed full operational responsibility for the existing radiation oncology units at multiple locations in the Charleston, West Virginia area. As a result of the Company’s ability to consolidate the joint venture, it recorded goodwill of $6.9 million and intangible assets of $21.7 million, of which $11.5 million is attributed to the necessary CONs. The goodwill recorded largely represents other intangible assets that do not qualify for separate recognition, including existing patients of the hospital and the solid record of patient care that CAMC has established in the local community.

The Company recognized revenues and net income before income taxes of $1.8 million and $899,000, respectively, in its 2014 consolidated statement of income and comprehensive income and believes the revenues and expenses attributed to CAMC are immaterial to its 2014 consolidated results of operations, financial position, or cash flows.

Pro Forma Impact of Acquisitions

The following table provides unaudited pro forma revenues and results of operations for the years ended December 31, 2016 and 2015, as if the acquisitions had occurred on January 1, 2015. The pro forma results were prepared from financial information obtained from the sellers of the businesses, as well as information obtained during the due diligence process associated with the acquisitions. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the stepped-up basis to fair value of assets acquired and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include any anticipated synergies related to combining the businesses. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 2015 or of results that may occur in the future.

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
Total revenues	$524,247	$522,347	$503,323
Net income attributable to the Company	3,547	13,703	16,773
Basic earnings per share	0.33	1.28	1.57
Diluted earnings per share	0.32	1.26	1.55

Restructuring Plan

From time to time, the Company’s management implements immaterial restructuring plans, including the closure or consolidation of certain sites as a result of the loss of certain customers. The impact of the charges resulting from restructuring plans are summarized below:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Cost of revenues, excluding depreciation and amortization	$787	$900	$1,440
Selling, general and administrative expenses	275	175	1,162
Severance and related costs	—	27	—
Amortization expense	—	225	—
Other expense, net	573	—	—
Total restructuring charges	$1,635	$1,327	$2,602

The restructuring plans, under which costs were incurred during the year ended December 31, 2016, were adopted at varying times, beginning in 2009, and are expected to be completed by the third quarter of 2019.

4. Share-based Payment

In November 1999, the Company adopted an employee stock option plan (as amended and restated, the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 3,005,000 shares have become available for grant. As of December 31, 2016, a total of 948,886 shares remained available for grant under the 1999 Equity Plan.

Stock Options

Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant. All options have 10-year terms. Options granted after January 1, 2008 are typically time-based and vest in equal tranches over 3 or 4 years. During the year ended December 31, 2016, the vesting for 71,057 options was accelerated due to a change in control in conjunction with the closing of the Tahoe Transaction (see Note 3). During the years ended December 31, 2015 and 2014, there were no options for which vesting was accelerated.

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Year Ended December 31,
	2016	2015	2014
Risk free interest rate	1.53%	1.65%	1.83%
Expected dividend yield	—%	—%	—%
Expected stock price volatility	66.5%	65.2%	66.3%
Average expected life (in years)	6.0	6.0	6.0
Weighted average grant date fair value	$4.32	$14.25	$17.56

The following table summarizes the Company’s stock option activity:

(dollars in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2015	646,290	$19.91
Granted	200,388	$7.16
Exercised	(121,667)	$5.05
Canceled/forfeited	(74,042)	$22.08
Outstanding at December 31, 2016	650,969	$18.51	6.4	$917
Vested and expected to vest in the future at December 31, 2016	612,122	$19.23	6.2	$823
Vested and exercisable at December 31, 2016	463,165	$23.11	5.2	$462
(1)	Represents the difference between the exercise price and the value of the Company’s stock at fiscal year-end.

The aggregate intrinsic value of stock options exercised during the years ended December 2016, 2015 and 2014 was $1.4 million, $25,000 and $1.6 million, respectively.

The following table summarizes information of the stock options outstanding and exercisable at December 31, 2016:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (in years)
$5.70 — $6.29	127,002	$5.96	5.0	127,002	$5.96	5.0
$6.30 — $6.93	145,804	$6.93	9.2	—	$—	—
$6.94 — $22.43	67,287	$9.79	8.1	25,287	$12.70	6.4
$22.44 — $28.46	67,609	$24.01	8.1	67,609	$24.01	8.1
$28.47 — $28.92	58,815	$28.61	4.6	58,815	$28.61	4.6
$28.93 — $30.27	102,952	$29.14	6.7	102,952	$29.14	6.7
$30.28 — $46.30	81,500	$40.72	1.3	81,500	$40.72	1.3
$5.70 — $46.30	650,969	$18.52	6.4	463,165	$23.11	5.2

The following table summarizes the Company’s unvested stock option activity:

(dollars in thousands except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Unrecognized Compensation(1)	Weighted Average Period Over Which Expected to be Recognized (in years)
Unvested at December 31, 2015	158,671	$15.01
Granted	200,388	$4.32
Vested	(156,171)	$15.05
Forfeited	(15,084)	$5.60
Unvested at December 31, 2016	187,804	$4.33	$476	2.2
(1)

The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and performance targets. Therefore, the amount of unrecognized share-based payment noted above does not necessarily represent the value that will ultimately be realized by the Company in the consolidated statements of income and comprehensive income.

The total fair value of stock options vested during the years ended December 2016, 2015 and 2014 was $2.3 million, $1.1 million and $837,000, respectively.

Stock Awards

The 1999 Equity Plan permits the award of restricted stock, RSUs, stock bonus awards and performance-based stock awards (collectively referred to as “stock awards”).

In the third quarter of 2014, 25,000 RSUs, which vest based upon achieving certain market performance conditions, were granted to executive management. Specifically, the Company’s closing stock price per common share must equal or exceed a value of $40.00 per share for 10 consecutive days between the dates of January 1, 2015 and April 21, 2017. If these conditions are not achieved before April 21, 2017, these RSUs will expire. In accordance with ASC 718, expense related to RSUs that vest based on achieving a market condition should not be recognized until the derived vesting period has been met, and at such time the derived vesting period becomes the requisite service period.

These RSUs contain provisions that vesting may be accelerated under a change in control of the Company. The RSU award agreement provided that in the event of a change in control, the unvested portion of the award will convert into the right to receive a cash amount (the “Cash Right”) equal to the number of unvested restricted stock units multiplied by the per share consideration received by the holders of the Company’s common stock in the change in control and the Cash Right shall vest on the six-month anniversary of the consummation of the change in control subject to the executive’s continued service through such date; provided, that in the event the executive is terminated without “cause” or for “good reason” (each as defined in the executive’s employment agreement) the Cash Right shall vest in full on the date of such termination (the “Cash Right Conversion”). The Tahoe Transaction constituted a change in control under the terms of the RSU award agreement and for purposes of the Cash Right Conversion, the special committee of the board of directors approved that the per share consideration received by the holders of the Company’s common stock upon the consummation of the Tahoe Transaction was $18.50 per share. The monetary value of the Cash Right of $463,000 was paid during the year ended December 31, 2016. For additional information on the Tahoe Transaction, see Note 3.

The following table summarizes the Company’s RSU activity:

(dollars in thousands except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Unvested at December 31, 2015	74,413	9.18
Granted	175,441	8.30
Vested	(74,413)	9.18
Forfeited	(7,588)	6.93
Unvested at December 31, 2016	167,853	$8.37	$1,182	1.3

The total fair value of RSUs vested during the years ended December 2016, 2015 and 2014 was $683,000, $692,000 and $337,000, respectively.

Share-based Compensation Expense

The impact of recording share-based compensation expense in the consolidated statements of income and comprehensive income is summarized below:

	Year Ended December 31,
(in thousands)	2016(1)	2015	2014
Share-based compensation expense(2)	$3,176	$1,701	$1,515
Income tax benefit	(936)	(595)	(540)
Total share-based compensation expense after income taxes	$2,240	$1,106	$975

(1)	Includes Cash Right of $463.
(2)	Included in “Selling, general and administrative expenses” in the Company’s consolidated statement of income and comprehensive income.

5. Fair Value of Financial Instruments

Instruments Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis:

	Fair Value as of December 31, 2016				Fair Value as of December 31, 2015
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Interest rate contracts - asset position	$55	$—	$55	$—	$—	$—	$—	$—
Total financial assets	$55	$—	$55	$—	$—	$—	$—	$—
Financial liabilities:
Contingent consideration related to acquisitions	$555	$—	$—	$555	$5,750	$—	$—	$5,750
Mandatorily redeemable noncontrolling interest	2,386	—	—	2,386	2,386	—	—	2,386
Interest rate contracts - liability position	53	—	53	—	86	—	86	—
Total financial liabilities	$2,994	$—	$53	$2,941	$8,222	$—	$86	$8,136

The Company’s derivative instruments are primarily pay-fixed, receive-variable interest rate swaps and caps based on the London interbank offered rate (“LIBOR”) swap rate. The Company has elected to use the income approach to value these derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated but not compelled to transact. Level 2 inputs for interest rate swap and cap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates at commonly quoted intervals and implied volatilities for options). According to ASC 820, the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness and the Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments. For additional information, see Note 11.

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

Changes in the fair value of the Company’s Level 3 liabilities were as follows:

(in thousands)	Contingent consideration related to acquisitions	Mandatorily redeemable noncontrolling interest
Balance at December 31, 2014	$—	$—
Additions(1)	5,750	2,386
Balance at December 31, 2015	5,750	2,386
Additions(1)	420	—
Settlement of contingent consideration related to acquisitions	(825)	—
Fair value adjustment(2)	(4,790)	—
Balance at December 31, 2016	$555	$2,386
(1)	See Note 3.
(2)

Adjustments to the estimated fair value of the contingent consideration are related to the actual versus expected performance of acquisitions and are included in “Other income, net” in the Company’s consolidated statement of income and comprehensive income.

Financial instruments measured and recorded at fair value on a recurring basis were presented on the Company’s consolidated balance sheets as follows:

	Fair Value as of December 31, 2016				Fair Value as of December 31, 2015
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Other assets	$55	$—	$55	$—	$—	$—	$—	$—
Total financial assets	$55	$—	$55	$—	$—	$—	$—	$—
Financial liabilities:
Other accrued liabilities	$2,994	$—	$53	$2,941	$8,139	$—	$3	$8,136
Other liabilities	—	—	—	—	83	—	83	—
Total financial liabilities	$2,994	$—	$53	$2,941	$8,222	$—	$86	$8,136

None of the Company’s instruments has transferred from one level to another.

Instruments Not Recorded at Fair Value on a Recurring Basis

The following table summarizes the fair values and book values of the Company’s long-term debt:

	December 31, 2016		December 31, 2015
(in thousands)	Fair Value	Book Value	Fair Value	Book Value
Variable-rate debt	$526,475	$533,939	$538,520	$537,018
Fixed-rate debt	41,572	39,308	40,262	40,667
	$568,047	$573,247	$578,782	$577,685

The fair value of the Company’s long-term debt is estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The Company also measures the fair value of certain assets on a non-recurring basis (utilizing Level 3 inputs), generally on an annual basis, in connection with acquisitions, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include goodwill, intangible assets, long-lived assets and investments in unconsolidated investees. See Notes 3, 6 and 7 for details.

6. Impairment Charges

For the year ended December 31, 2016, the Company performed its annual impairment test in the fourth quarter for goodwill and indefinite-lived intangible assets. See Note 7 for details.

In 2016, in accordance with ASC 350, the Company performed an interim impairment test due to a deterioration in operating results related to an Oncology site location in Alabama. The Company revalued the indefinite-lived intangible asset specifically related to the single location and recorded a non-cash charge of $882,000, which is included in “Impairment charges” in the consolidated statements of income and comprehensive income. In calculating fair value, the Company gave equal weight to the income approach, which analyzed projected discounted cash flows, and the market approach, which considered comparable industry transactions. Changes in these estimates or assumptions could materially affect the determination of fair value.

Under the income and market approaches, the following Level 3 estimates and assumptions were used:

Discount rate	16.0%
Perpetual growth rate	3.0%
Tax rate	39.2%
Risk-free rate	2.0%
EBITDA multiple	4.0x to 6.0x

During 2015, the Company closed a radiation therapy center and, as a result, recorded a non-cash charge to write off $6.7 million of intangible assets not subject to amortization associated with that center in its Oncology Division. The revenues from the radiation therapy center were not material for the year ended December 31, 2015.

Additionally, impairment charges totaling $308,000 were recorded in 2014 primarily due to the write-off of the Company’s equity investment in an Oncology site location upon the site’s closure in 2014.

7. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Radiology	Oncology	Interventional	Total
Balance at December 31, 2014	$42,166	$21,698	$—	$63,864
Goodwill acquired during the period	2,656	5,891	30,371	38,918
Balance at December 31, 2015	44,822	27,589	30,371	102,782
Goodwill acquired during the period	335	14,116	854	15,305
Adjustments to goodwill during the period	—	615	428	1,043
Balance at December 31, 2016	$45,157	$42,320	$31,653	$119,130
Gross goodwill	$199,499	$62,222	$31,653	$293,374
Accumulated impairment charges	(154,342)	(19,902)	—	(174,244)
Balance at December 31, 2016	$45,157	$42,320	$31,653	$119,130

As discussed in Note 1, the Company tests its goodwill and indefinite-lived intangible assets annually or more frequently depending on certain impairment indicators. There were no interim impairment tests performed. Goodwill was tested for impairment at the reporting unit level as of October 1, 2016 and October 1, 2015, the dates of the Company’s annual impairment review for the years ended December 31, 2016 and 2015, respectively. The Company made a qualitative assessment of whether goodwill impairment exists. Based on negative industry trends and a decline in the Company’s stock price, the Company performed the first step of the impairment test. In estimating fair values, the Company gave equal weight to an income approach (the DCF method) and a market approach (the GPC method). See Note 2 for details.

Specifically, the Company utilized the following Level 3 estimates and assumptions in its analyses:

	October 1, 2016	October 1, 2015
Discount rate	10.0% to 13.0%	10.0% to 15.0%
Perpetual growth rate	1.0% to 3.0%	2.5%
Tax rate	40.0%	40.0%
Risk-free rate	4.0%	2.5%
Peer company beta	0.5 to 0.6	0.8 to 1.2
Revenue multiple	1.0x to 1.35x	1.0x to 1.5x
EBITDA multiple	5.5x	5.5x to 6.0x

In both 2016 and 2015, the respective annual impairment tests yielded individual fair values for each reporting unit that exceeded their respective carrying values; therefore, the reporting units were not considered at risk of impairment. The estimated fair value at October 1, 2016 exceeded carrying value by 103%, 6% and 8% for the Radiology, Oncology and Interventional reporting units, respectively. Changes in these estimates or assumptions could materially affect the determination of fair value and the conclusions of the first step of the Company’s impairment test. In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. As of December 31, 2016 and 2015, there were no indications of impairment of the Company’s goodwill balances.

Intangible Assets

Intangible assets consisted of the following:

		December 31, 2016			December 31, 2015
(dollars in thousands)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Finite-lived intangible assets:
Customer contracts	16	$230,323	$(101,240)	$129,083	$186,316	$(92,280)	$94,036
Other	18	41,820	(22,141)	19,679	38,522	(20,540)	17,982
Total amortizing intangible assets	16	$272,143	$(123,381)	$148,762	$224,838	$(112,820)	$112,018
Indefinite-lived intangible assets				50,215			50,905
Total other intangible assets				$198,977			$162,923

Indefinite-lived intangible assets, which consist of CONs and regulatory authority rights, were tested for impairment as of October 1, 2016 and October 1, 2015, the dates of the Company’s annual impairment review for the years ended December 31, 2016 and 2015, respectively. The Company elected to perform a qualitative assessment of factors to determine whether further impairment testing was required. Based on its testing, the Company concluded there was no impairment of indefinite-lived intangible assets as of October 1, 2016 and October 1, 2015. In addition to its annual review, the Company performs an impairment test when indicators of impairment are present. As of December 31, 2016 and 2015, there were no indications of impairment of the Company’s indefinite-lived intangible assets balances.

Amortization expense for finite-lived intangible assets is reported as “Amortization expense” in the consolidated statements of income and comprehensive income. Estimated annual amortization expense for each of the fiscal years ending December 31, is presented below:

(in thousands)
2017	$13,062
2018	12,689
2019	12,200
2020	11,710
2021	10,802
Thereafter	88,299
Total expected amortization expense	$148,762

8. Supplemental Balance Sheet Information

Plant, property and equipment, net as of December 31, 2016 are as follows:

(in thousands)	Cost	Accumulated Depreciation	Net Carrying Amount
Furniture and fixtures	$4,905	$(4,231)	$674
Office equipment	80,384	(57,295)	23,089
Transportation and service equipment	16,140	(4,291)	11,849
Major equipment	794,153	(639,452)	154,701
Tenant improvements	43,888	(29,665)	14,223
Buildings and land	340	(62)	278
Total	$939,810	$(734,996)	$204,814

Included in major equipment and transportation and service equipment as of December 31, 2016 are assets held under capital leases with a cost of $24.9 million and $2.8 million, respectively, and accumulated depreciation of $9.4 million and $209,000, respectively.

Plant, property and equipment, net as of December 31, 2015 are as follows:

(in thousands)	Cost	Accumulated Depreciation	Net Carrying Amount
Furniture and fixtures	$4,825	$(3,977)	$848
Office equipment	71,245	(49,981)	21,264
Transportation and service equipment	5,884	(3,306)	2,578
Major equipment	758,718	(623,429)	135,289
Tenant improvements	42,792	(25,904)	16,888
Buildings and land	340	(19)	321
Total	$883,804	$(706,616)	$177,188

Included in major equipment as of December 31, 2015 are assets held under capital leases with a cost of $19.3 million and accumulated depreciation of $7.0 million.

Other accrued liabilities consisted of the following:

(in thousands)	December 31, 2016	December 31, 2015
Systems rental and maintenance costs	$1,064	$1,808
Site rental fees	899	1,121
Property and sales taxes payable	7,254	8,695
Self-insurance expense	2,612	2,037
Legal fees	1,537	1,971
Deferred gain on sale of equipment	87	312
Equipment purchases	848	4,756
Customer overpayments	2,555	1,580
Contingent consideration related to acquisition	555	5,750
Mandatorily redeemable noncontrolling interest	2,386	2,386
Other expenses	9,526	6,037
Total	$29,323	$36,453

9. Long-Term Debt and Senior Subordinated Credit Facility

Long-term debt consisted of the following:

(in thousands)	December 31, 2016	December 31, 2015
Term loan facility	$497,674	$502,874
Discount on term loan facility	(1,310)	(1,823)
Revolving loan facility	21,500	19,500
Equipment under capital leases	16,040	13,006
Equipment debt	39,343	44,128
Deferred financing costs, net	(24,502)	(6,594)
Long-term debt, including current portion	548,745	571,091
Less current portion	20,652	20,406
Long-term debt	$528,093	$550,685

Equipment debt, collateralized by equipment, have interest rates ranging from 1.94% to 9.00% and are payable in various monthly principal and interest payments through 2021. Equipment under capital leases, collateralized by equipment, have interest rates ranging from 2.68% to 5.98% and are payable in various monthly principal and interest payments through 2021.

Credit Facility and Senior Secured Term Loan Refinancing

On June 3, 2013, the Company replaced its existing credit facility with a new senior secured credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement consists of (i) a $340.0 million, six-year term loan facility, (ii) a $50.0 million, five-year revolving loan facility, including a $20.0 million sublimit for letters of credit, (iii) uncommitted incremental loan facilities of $100.0 million of revolving or term loans, plus an additional amount if the Company’s pro forma leverage ratio is less than or equal to 3.25, subject to receipt of lender commitments and satisfaction of specified conditions, and (iv) a $80.0 million delayed draw term loan facility, which was required to be drawn within thirty days of June 3, 2013 and used for the redemption of the Company’s $190.0 million of 8% Senior Notes (“Notes”).

On July 3, 2013 the delayed draw term loan facility was utilized, of which the proceeds were used to redeem $80.0 million in aggregate principal amount of the Company’s outstanding Notes. The delayed draw term loan facility converted into, and matched the terms of, the new $340.0 million term loan facility.

Borrowings under the Credit Agreement bear interest through maturity at a variable rate based upon, at the Company’s option, either the LIBOR or the base rate (which is the highest of the administrative agent’s prime rate, one-half of 1.00% in excess of the overnight federal funds rate, and 1.00% in excess of the one-month LIBOR rate), plus, in each case, an applicable margin. With respect to the term loan facility, the applicable margin for LIBOR loans is 3.25% per annum, and with respect to the revolving loan facility, the applicable margin for LIBOR loans ranges from 3.00% to 3.25% per annum, based on the applicable leverage ratio, and in each case, with a LIBOR floor of 1.00%. The applicable margin for base rate loans under the term loan facility is 2.25% per annum and under the revolving loan facility ranges from 2.00% to 2.25% per annum, based on the applicable leverage ratio. Prior to the refinancing of the term loan facility, the applicable margin for base rate loans was 4.25% per annum and the applicable margin for revolving loans was 5.25% per annum, with a LIBOR floor of 2.00%. The Company is required to pay a commitment fee which ranges from 0.38% to 0.50% per annum, based on the applicable leverage ratio, on the undrawn portion available under the revolving loan facility and variable per annum fees with respect to outstanding letters of credit.

Obligations under the Credit Agreement are guaranteed by substantially all the Company’s direct and indirect domestic subsidiaries. The obligations under the Credit Agreement and the guarantees are secured by a lien on substantially all tangible and intangible property and by a pledge of all of the shares of stock and limited liability company interests of the Company’s direct and indirect domestic subsidiaries, of which the Company now owns or later acquires more than a 50% interest, subject to limited exceptions.

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

The Credit Agreement also contains a leverage ratio covenant requiring the Company to maintain a maximum ratio of consolidated total debt to Consolidated Adjusted EBITDA expense that ranges from 4.95 to 1.00 to 4.30 to 1.00. At December 31, 2016, the Credit Agreement requires a maximum leverage ratio of not more than 4.55 to 1.00. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and to terminate all commitments under the Credit Agreement.

Amendments to the Credit Agreement

On October 11, 2013, the Company entered into an amendment to the Credit Agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “First Amendment”). Pursuant to the First Amendment, the Company raised $70.0 million in incremental term loan commitments to repurchase the remaining Notes. On December 2, 2013, the Company borrowed $70.0 million of incremental term loans, and with such proceeds plus borrowings under its revolving loan facility and cash on hand, completed the redemption of all its outstanding Notes on December 4, 2013.

On June 19, 2015, the Company entered into a second amendment to the Credit Agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Second Amendment”). Pursuant to the Second Amendment, the Company raised the remaining $30.0 million in incremental term loan commitments. The funds were used to repay all outstanding borrowings under the Company’s revolving loan facility, pay fees and expenses related to the Second Amendment, and general corporate purposes. The Second Amendment did not impact the borrowing capacity on the revolving loan facility which remains at $50.0 million.

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

The quarterly amortization payments of all term loans under the credit facility for the first five and one-half years was initially established at $1.1 million. The quarterly amortization payment was increased to $1.3 million in June 2015 pursuant to the Second Amendment. The Company is also required to make mandatory prepayments of term loans under the Credit Agreement, subject to specified exceptions, from excess cash flow (as defined in the Credit Agreement) and with the proceeds of asset sales, debt issuances and specified other events.

On March 29, 2016, the Company entered into a third amendment to the Credit Agreement, in connection with the Tahoe Transaction, with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Third Amendment”). Pursuant to the Third Amendment, (i) the defined term “Investors” was amended to include THAIHOT Investment Company Limited, a subsidiary of Tahoe, so that the sale by the Selling Stockholders would not be deemed to constitute a change of control and (ii) the soft call provision was reinstated to commence on the date the Third Amendment is effective and end the date that is twelve months after such commencement. In connection with the Third Amendment, the Company incurred fees totaling $25.0 million, which were capitalized and amortized using the effective interest method as interest expense over the term of the Credit Agreement. These fees were paid by both the buyer and sellers in the Tahoe Transaction.

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

As of December 31, 2016, the Company’s ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 4.03 to 1.00. As of December 31, 2016, the Company had $24.1 million of available borrowings under our revolving loan facility, net of $21.5 million outstanding on the revolving loan facility and $4.4 million outstanding in letters of credit.

Notes Payable and Line of Credit with PNC

As a result of the step acquisition on August 1, 2015, and subsequent consolidation of AHNI described in Note 3, the Company had notes payable to PNC Equipment Finance, LLC (“PNC”) totaling $8.6 million at December 31, 2016. The notes payable are due in various installments through September 2021 at interest rates between 1.94% and 2.19% per annum. The notes are also collateralized by equipment and contain restrictive covenants. AHNI also has a $4.7 million line of credit with PNC, with interest calculated based on LIBOR plus 1.4%. As of December 31, 2016, there was no amount outstanding on the line of credit.

Equipment Debt

The Company’s equipment debt is comprised of financing arrangements between the Company and various lenders. Certain of the Company’s equipment debt obligations are subject to covenants with which it must comply on a quarterly or annual basis. The Company was in compliance with all such covenants except in regards to an agreement between Bank of the West (“BOW”) and one of its controlled joint ventures. Such financial covenants require the maintenance of minimum cash and cash equivalents and minimum EBITDA for the trailing four-quarter period at the end of each fiscal quarter. The equipment debt outstanding under this arrangement as of December 31, 2016 was $4.7 million. A waiver was obtained from BOW for the violation of the financial covenants for the period from July 1, 2016 to March 31, 2017.

Principal Payments on Debt

The annual principal maturities of long-term debt as of December 31, 2016 are as follows:

	Bank Credit Facilities
(in thousands)	Term Loan	Revolving Credit Facility	Equipment Under Capital Leases	Equipment Loans	Total
Year ending December 31:
2017	$5,200	$—	$4,074	$12,628	$21,902
2018	5,200	21,500	4,065	10,086	40,851
2019	487,274	—	4,019	8,547	499,840
2020	—	—	4,801	6,166	10,967
2021	—	—	843	1,916	2,759
Total principal maturities, including imputed interest on equipment under capital leases	$497,674	$21,500	$17,802	$39,343	$576,319
Less: imputed interest on equipment under capital leases			(1,762)		(1,762)
Total principal maturities, excluding imputed interest on equipment under capital leases			$16,040		$574,557

10. Income Per Common Share

The following table sets forth the computation of basic and diluted income per share:

	Year Ended December 31,
(in thousands except per share amounts)	2016	2015	2014
Numerator:
Net income attributable to Alliance HealthCare Services, Inc.	$493	$6,742	$10,618
Denominator:
Weighted average shares-basic	10,866	10,741	10,669
Effect of dilutive securities:
Stock options and RSUs	93	108	167
Weighted average shares-diluted	10,959	10,849	10,836
Income per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.05	$0.63	$1.00
Diluted	$0.04	$0.62	$0.98
Stock options excluded from the computation of diluted per share amounts:
Weighted average shares for which the exercise price exceeds average market price of common stock	397	384	337
Average exercise price per share that exceeds average market price of common stock	$27.56	$30.16	$34.75

11. Derivatives

Cash Flow Hedges

Interest Rate Cash Flow Hedges

The Company has entered into multiple interest rate swap and cap agreements to hedge the future cash interest payments on portions of its variable-rate bank debt. At December 31, 2016, the Company had interest rate swap agreements to hedge approximately $15.5 million of its variable-rate bank debt or 2.7% of total debt. At December 31, 2015, the Company had interest rate swap and cap agreements to hedge approximately $265.9 million of its variable-rate bank debt or 46.0% of total debt. The Company’s interest rate cap agreements, which were effective December 2013 and had a notional amount of $250 million, matured on December 31, 2016. Over the next twelve months, the Company expects to reclassify $42,000 from accumulated other comprehensive loss to interest expense, net.

The Company’s interest rate cash flow hedges consisted of the following as of December 31, 2016:

				Fair Value Asset (Liability)(1) at
(dollars in thousands)	Notional Amount	Fixed Payment Rate	Maturity Date	December 31, 2016	December 31, 2015
Liability Derivatives
Derivatives designated as cash flow hedging instruments:
One-month LIBOR plus 2.50% interest rate swap, effective December 2012	$1,119	3.75%	December 2017	$(3)	$(11)
One-month LIBOR plus 2.00% interest rate swap, effective March 2013	1,172	2.87%	April 2018	—	(2)
One-month LIBOR interest rate swap, effective December 2014	1,003	1.34%	November 2019	(2)	(7)
One-month LIBOR plus 2.00% interest rate swap, effective December 2015	4,663	3.69%	December 2021	(24)	(54)
One-month LIBOR interest rate swap, effective December 2015	1,169	1.37%	December 2020	—	(5)
One-month LIBOR interest rate swap, effective September 2016	4,438	1.17%	September 2021	33	—

Derivatives not designated as cash flow hedging instruments:
One-month LIBOR interest rate swap(2)	1,958	0.75% - 1.68%	April 2017 - April 2020	(2)	(7)
Total liability derivatives	$15,522			$2	$(86)

(1)	The fair values of the interest rate swap assets and liabilities are included in “Other assets” and “Other accrued liabilities,” respectively, in the consolidated balance sheets.
(2)

The Company acquired eight non-designated interest rate swaps (the “AHNI Swaps”) as a result of the step acquisition of AHNI. The changes in fair market value of the AHNI Swaps are recorded in “Interest expense, net” as incurred.

The following tables summarize the effect of derivative instruments for the periods indicated and the line items in the accompanying consolidated statements of income and comprehensive income where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated OCI	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Loss) Gain Recognized in	Amount of Gain Recognized in Income on Derivatives Income (Ineffective Portion)
	Year Ended December 31,		into Income	Year Ended December 31,		Income on Derivatives	Year Ended December 31,
(in thousands)	2016	2015	(Effective Portion)	2016	2015	(Ineffective Portion)	2016	2015
Interest rate contracts	$104	$(246)	Interest expense, net	$417	$25	Interest expense, net	$—	$1
Total	$104	$(246)		$417	$25		$—	$1

The effect of non-designated derivative instruments on the consolidated statements of income and comprehensive income for the years ended December 31, 2016 and 2015 was immaterial.

12. Commitments and Contingencies

Purchase Commitments

The Company has maintenance contracts with its equipment vendors for substantially all of its radiology and oncology equipment. The contracts are between 1 and 5 years from inception and extend through the year 2021 but may be canceled by the Company under certain circumstances. The Company’s total contract payments for the years ended December 31, 2016, 2015 and 2014 were $40.9 million, $40.4 million and $38.9 million, respectively. At December 31, 2016, the Company had binding equipment purchase commitments totaling $17.9 million.

Leases

The Company leases office and warehouse space and certain equipment under non-cancelable operating leases. The office and warehouse leases generally call for minimum monthly payments plus maintenance and inflationary increases. The future minimum payments under operating leases are as follows:

(in thousands)
Year ending December 31:
2017	$15,715
2018	13,872
2019	7,761
2020	6,559
2021	5,590
Thereafter	37,810
$87,307

The Company’s total rental expense, which includes short-term equipment rentals, for the years ended December 31, 2016, 2015 and 2014 was $23.0 million, $22.8 million and $16.8 million, respectively.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At December 31, 2016, the Company has determined that no liability is necessary related to these guarantees and indemnities.

Litigation

On February 10, 2015, Alliance Oncology was served with a lawsuit in the U.S. District Court for the Western District of Missouri by Dr. Barry Michael Driver. At the time the lawsuit was filed, the Plaintiff was a physician employed at Alliance Oncology’s Joplin, Missouri, Radiation Therapy Cancer Treatment Center. The Plaintiff alleged Alliance Oncology breached his employment agreement by failing to pay him in accordance with the terms of the contract. Alliance Oncology disputed Dr. Driver’s interpretation of the employment agreement and asserted Dr. Driver was paid appropriately. On September 9, 2015, the parties agreed to resolve the matter by mutual agreement whereby the Company agreed to pay the Plaintiff $1.5 million as full release of any and all claims.

In November 2015, the Company was served with a lawsuit in the U.S. District Court for the Northern District of Ohio by Todd S. Elwert, DC, Inc. The Complaint alleges violations of the Junk Fax Prevention Act for allegedly sending an unsolicited advertisement to Plaintiff which promoted commercial availability and/or quality of the Company’s services. The Plaintiff further alleges that it is part of a class of similarly situated chiropractors who received the blast fax, and as such, requested class certification. The Company filed its response on December 17, 2015 and is currently in the discovery phase of the lawsuit. The Company intends to vigorously defend itself against the lawsuit and currently believes the ultimate disposition of these matters will not have a material adverse effect on its consolidated financial statements.

Other Matters

The Company from time to time is involved in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated financial statements.

13. 401(k) Savings Plan

Under the Company’s 401(k) Savings Plan (the “Plan”), all employees who are over 21 years of age are eligible to participate after attaining 30 days to 9 months of service, depending on the eligible participant’s work schedule. Employees may contribute between 1% and 50% of their annual compensation, subject to Internal Revenue Code limitations. The Company may make matching contributions depending on profitability. The Company may also make discretionary contributions. The Company’s contributions to the Plan of $543,000, $778,000 and $492,000 were recognized as expense in the consolidated statements of income and comprehensive income for the years ended December 31, 2016, 2015 and 2014, respectively.

14. Income Taxes

The income tax expense shown in the consolidated statements of income and comprehensive income consists of the following:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Current:
Federal	$85	$(91)	$239
State	264	288	334
Total current	349	197	573
Deferred:
Federal	2,030	5,864	5,858
State	473	475	896
Total deferred	2,503	6,339	6,754
Total income tax expense	$2,852	$6,536	$7,327

Significant components of the Company’s net deferred tax liabilities are as follows:

(in thousands)	December 31, 2016	December 31, 2015
Basis differences in equipment	$(31,376)	$(24,162)
Basis differences associated with acquired investments	(24,467)	(21,612)
Basis differences in intangible assets	(1,448)	(287)
Net operating losses	19,812	6,841
Accounts receivable	1,303	1,673
State income taxes	685	992
Accruals not currently deductible for income tax purposes	8,372	7,913
Deferred financing costs	(4,391)	—
Other	5,692	5,622
Total deferred taxes	(25,818)	(23,020)
Valuation allowance	—	—
Net deferred taxes	$(25,818)	$(23,020)

A reconciliation of expected total income tax expense, computed using the federal statutory rate on income is as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
U.S. federal tax benefit at statutory rates	$6,664	$10,591	$9,861
State income taxes, net of federal benefit	479	496	800
Earnings from unconsolidated investees	451	1,187	1,629
Noncontrolling interest	(5,945)	(7,130)	(5,209)
Shareholder transaction costs	715	737	—
Section 162(m) excess compensation	805	—	—
Changes in fair value of contingent consideration related to acquisition	(508)	—	—
Other	191	655	246
Income tax expense	$2,852	$6,536	$7,327

As of December 31, 2016, the Company had net operating loss (“NOL”) carryforwards of approximately $50.0 million and $36.0 million for federal and state income tax purposes, respectively. These loss carryforwards will expire at various dates from 2017 through 2036. As of December 31, 2016, the Company also had alternative minimum tax credit carryforwards of $4.6 million with no expiration date.

As of December 31, 2016, the Company has provided a liability for $272,000 of unrecognized tax benefits related to various federal and state income tax matters. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $219,000.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2016	2015	2014
Unrecognized tax benefits at January 1	$229	$269	$287
Increases for positions taken in current year	97	51	64
Increases for positions taken in a prior year	5	—	31
Decreases for positions taken in a prior year	(9)	(11)	—
Decreases for lapses in the applicable statute of limitations	(50)	(80)	(113)
Decreases for settlements with taxing authorities	—	—	—
Unrecognized tax benefits at December 31	$272	$229	$269

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in “Income tax expense.” As of December 31, 2016, the Company had approximately $12,000 in accrued interest and penalties related to unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company’s federal tax returns are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2013 through 2016. The Company’s state income tax returns are open to audit under the applicable statutes of limitations for the years ended December 31, 2012 through 2016. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

15. Related Party Transactions

Ownership Structure

On September 16, 2015, Tahoe agreed to purchase approximately 5,537,945 shares of Company common stock from funds managed by the Selling Stockholders. On December 12, 2016, the Company announced it had received a letter describing a non-binding proposal from Tahoe to acquire all of the outstanding common shares of Alliance that are not currently owned by Tahoe. See Note 3 for details. Tahoe, through a wholly-owned subsidiary, owned an aggregate of approximately 52% of the Company’s outstanding shares of common stock as of December 31, 2016.

Management Agreements

The Company had direct ownership in two unconsolidated investees at December 31, 2016. As discussed in Note 3, the Company obtained an additional 15.5% interest in one of its unconsolidated investees, AHNI, on August 1, 2015, thereby increasing its ownership position in AHNI to 65.5% and giving it a controlling interest.

The following table summarizes revenues from management agreements with unconsolidated equity investees:

	Year ended December 31,
(in thousands)	2016	2015	2014
Revenue from management agreements	$1,473	$6,099	$9,134

The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as cost of revenues and the reimbursement as revenue in its consolidated statements of income and comprehensive income.

The following table summarizes the revenue and reimbursed expenses related to the Company’s unconsolidated equity investees:

	Year ended December 31,
(in thousands)	2016	2015	2014
Revenue and reimbursed expenses	$1,013	$4,879	$7,320

16. Investments in Unconsolidated Investees

The Company has direct ownership in two unconsolidated investees at December 31, 2016. The Company owns 15% and 50% of these investees, respectively, and provides management services under agreements with these investees, expiring at various dates through 2025. Both of these investees are accounted for under the equity method because the Company does not exercise control over the operations of these investees.

On August 1, 2015, the Company obtained an additional 15.5% interest in a previously unconsolidated investee, AHNI, thereby increasing its ownership position to 65.5% and giving it a controlling interest. Prior to August 1, 2015, the Company’s interest in AHNI was deemed a noncontrolling interest and, accordingly, the Company accounted for the investment using the equity method.

Set forth below are certain balance sheet and operating results for the aggregate of the Company’s unconsolidated investees. The operating results for AHNI from January 1, 2015 through its acquisition on August 1, 2015 are included in the results for the year ended December 31, 2015:

(in thousands)	December 31, 2016	December 31, 2015
Balance sheet data:
Current assets	$2,860	$2,644
Noncurrent assets	111	273
Current liabilities	760	676
Noncurrent liabilities	32	35

	Year Ended December 31,
(in thousands)	2016	2015	2014
Combined operating results:
Revenues	$10,389	$20,796	$27,735
Expenses	3,055	9,038	13,597
Net income	7,333	11,758	14,138
Earnings from unconsolidated investees	1,290	3,391	4,654

17. Segment Information

The following table summarizes the Company’s revenue by segment:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Revenue:
MRI	$197,316	$183,893	$180,815
PET/CT	126,927	128,356	133,224
Other radiology	26,556	27,378	29,424
Radiology	350,799	339,627	343,463
Oncology	107,220	99,957	92,924
Interventional	45,562	33,193	—
Corporate / Other	1,968	277	—
Total	$505,549	$473,054	$436,387

Adjusted EBITDA represents net income before: income tax expense; interest expense, net; depreciation expense; amortization expense; share-based payment; severance and related costs; noncontrolling interest in subsidiaries; restructuring charges; transaction costs; shareholder transaction costs; impairment charges; legal matters expense, net; changes in fair value of contingent consideration related to acquisitions; non-cash gain on step acquisition; and other non-cash charges, net, which include non-cash (gains) losses on sales of equipment. Adjusted EBITDA is the most frequently used measure of each segment’s performance and is commonly used in setting performance goals. The following table summarizes the Company’s Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Adjusted EBITDA(1):
Radiology	$96,828	$94,475	$104,681
Oncology	46,609	43,112	41,846
Interventional	3,935	5,175	—
Corporate / Other	(15,904)	(11,502)	(10,772)
Total	$131,468	$131,260	$135,755

(1)

Adjusted EBITDA by segment includes inter-segment operating expense allocations from Corporate / Other to Radiology and Oncology of $18.9 million and $6.0 million, respectively, in 2016, $18.9 million and $6.4 million, respectively, in 2015, and $20.9 million and $4.9 million, respectively, in 2014.

The reconciliation of income before income taxes, earnings from unconsolidated investees, and noncontrolling interest to total Adjusted EBITDA is shown below:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Income before income taxes, earnings from unconsolidated investees, and noncontrolling interest	$19,040	$30,260	$28,174
Earnings from unconsolidated investees	1,290	3,391	4,654
Interest expense, net	34,506	26,241	24,693
Depreciation expense	54,972	48,595	54,971
Amortization expense	10,561	9,325	7,880
Share-based payment (included in “Selling, general and administrative expenses”)	3,176	1,701	1,515
Severance and related costs	3,910	1,347	2,517
Restructuring charges (Note 3)	1,635	1,327	2,602
Transaction costs	1,886	3,296	2,344
Shareholder transaction costs	4,219	1,853	—
Impairment charges	632	6,817	308
Legal matters expense, net	106	6,915	5,587
Changes in fair value of contingent consideration related to acquisitions (included in “Other income, net”)	(4,790)	—	—
Non-cash gain on step acquisition (included in “Other income, net”)	—	(10,672)	—
Other non-cash charges (included in “Other income, net”)	325	864	510
Total Adjusted EBITDA	$131,468	$131,260	$135,755

The following table summarizes the Company’s identifiable assets by segment:

	As of December 31,
(in thousands)	2016	2015	2014
Identifiable assets:
Radiology	$301,137	$280,497	$211,004
Oncology	256,456	213,698	182,880
Interventional	82,221	83,480	—
Corporate / Other	20,050	25,985	63,911
Total	$659,864	$603,660	$457,795

The following table summarizes the Company’s equipment capital expenditures by segment:

	As of December 31,
(in thousands)	2016	2015	2014
Capital expenditures:
Radiology	$50,511	$27,478	$18,311
Oncology	3,043	21,694	3,994
Interventional	155	1,287	—
Corporate / Other	2,692	5,052	10,081
Total	$56,401	$55,511	$32,386

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

	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
(in thousands except per share amounts)	2016	2016	2016	2016
Revenues	$123,725	$125,317	$127,121	$129,386
Cost of revenues, excluding depreciation and amortization	70,914	69,939	71,132	73,761
Income before income taxes, earnings from unconsolidated investees and noncontrolling interest	2,205	8,016	7,407	1,412
Net income	3,402	6,188	5,827	2,061
Net (loss) income attributable to Alliance HealthCare Services, Inc.	(1,190)	2,459	1,358	(2,134)
(Loss) income per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(0.11)	$0.23	$0.12	$(0.20)
Diluted	$(0.11)	$0.23	$0.12	$(0.20)

	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
(in thousands except per share amounts)	2015	2015	2015	2015
Revenues	$109,429	$118,504	$120,784	$124,337
Cost of revenues, excluding depreciation and amortization	61,886	67,485	67,057	72,676
Income before income taxes, earnings from unconsolidated investees and noncontrolling interest	6,507	284	17,571	5,898
Net income	6,098	2,942	13,065	5,010
Net income (loss) attributable to Alliance HealthCare Services, Inc.	1,751	(1,961)	7,204	(252)
Income (loss) per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$0.16	$(0.18)	$0.67	$(0.02)
Diluted	$0.16	$(0.18)	$0.67	$(0.02)

The Company experiences seasonality in the revenues and margins generated for its services. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue is affected primarily by fewer calendar days and inclement weather, typically resulting in fewer patients being scanned or treated during the period. Fourth quarter revenues are affected by holiday and client and patient vacation schedules, resulting in fewer scans or treatments during the period. The variability in margins is higher than the variability in revenues due to the fixed nature of our costs. The Company also experiences fluctuations in the revenues and margins generated due to acquisition activity and general economic conditions, including recession or economic slowdown. For information regarding acquisitions, transactions and impairment charges recorded in 2016, 2015 and 2014, see Note 3 and Note 6.

ALLIANCE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions	Deductions (Bad Debt Write- offs, net of Recoveries)	Balance at End of Period
Year ended December 31, 2016
Allowance for doubtful accounts	$5,461	$2,255	$(3,708)	$4,008
Year ended December 31, 2015
Allowance for doubtful accounts	$4,055	$4,107	$(2,701)	$5,461
Year ended December 31, 2014
Allowance for doubtful accounts	$5,158	$2,634	$(3,737)	$4,055